Form 10-K
period 2004-12-31
VALOR COMMUNICATIONS GROUP INC
filed 2005-03-31
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 001-32422

Valor Communications Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0792300
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
201 E. John Carpenter Freeway, Suite 200, Irving, Texas (Address of principal executive offices)	75062 (Zip Code)
Registrant’s telephone number, including area code:
(972) 373-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock	New York Stock Exchange
($.0001 par value per share)
Securities registered pursuant to Section 12(g) of the Act:
None.
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☐          No ☑
      On February 9, 2005, Valor Communications Group, Inc. (“VCG”) completed their initial public offering registering 29,375,000 shares of common stock at an offering price of $15 per share. As a result, Valor Communications Group, Inc. did not have an aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004.
      As of March 16, 2005, 70,833,333 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this report.

PART I

Item 1.	Business
General
      Valor Communications Group, Inc. (NYSE: VCG) is one of the largest providers of telecommunications services in rural communities in the southwestern United States and, based on the number of telephone lines we have in service, the seventh largest independent local telephone company in the country. We operate approximately 540,000 telephone access lines in primarily rural areas of Texas, Oklahoma, New Mexico and Arkansas. We operate our business through telephone company subsidiaries that qualify as rural local exchange carriers under the Telecommunications Act of 1996.
      We offer a wide range of telecommunications services to residential, business and government customers. Our services include: local exchange telephone services, which covers basic dial-tone service as well as enhanced services, such as caller identification, voicemail and call waiting; long distance services; and data services, such as providing digital subscriber lines. We also provide access services that enable inter-exchange carriers to complete interstate and intrastate long distance calls. In addition to the services we provide, we received 25.3%, 24.1% and 23.7% of our 2002, 2003 and 2004 revenues, respectively, from Universal Service Fund payments, or USF, from the State of Texas and the federal government to support the high cost of providing local telephone service in rural areas.
      We formed our company in 2000 in connection with the acquisition of select telephone assets from GTE Southwest Corporation, which is now part of Verizon. In January 2002, we acquired the local telephone company serving Kerrville, Texas. The rural telephone businesses that we own have been operating in the markets we serve for over 75 years.
      On February 9, 2005, we completed our initial public offering (“Offering”) registering 29,375,000 shares of common stock at an offering price of $15 per share. In conjunction with the Offering, we issued $400 million aggregate principal senior notes. The proceeds from the offering and issuance of the senior notes, net of underwriting discounts and other expenses, of $409.6 million and $386.8 million, respectively, were used to repay existing indebtedness and related transaction costs. Immediately following the Offering, we amended our senior credit facility. The amended senior credit facility resulted in the reduction of the commitment amount, excluding the senior secured revolving facility, to $805.6 million. In connection with the Offering, certain of our stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares at the Offering price less the underwriting discount. On March 9, 2005, we were notified that the underwriters exercised their over-allotment option in full. We received no proceeds from the over-allotment exercise.
      Immediately prior to and in connection with the Offering, we consummated a reorganization pursuant to which our existing equity holders contributed all their equity interests in Valor Telecommunications, LLC, (“VTC”) and Valor Telecommunications Southwest, LLC, (“VTS”) to Valor Communications Group, Inc., or Valor, in exchange for 39,537,574 shares of common stock in the aggregate. Following the reorganization, Valor exists as a holding company with no direct operations and each of VTC, VTS and Valor Telecommunications Southwest II, LLC, (“VTS II”) are either a direct or an indirect wholly-owned subsidiary of Valor. Valor’s principal assets consist of the direct and indirect equity interests of its subsidiaries.
Industry Overview
      The U.S. local telephone industry is comprised of a few large, well-known companies, including the regional Bell operating companies and numerous small and mid-sized independent rural telephone companies that typically operate in sparsely populated rural areas where competition has been limited due to the generally unfavorable economics of constructing and operating such competitive systems. To ensure that affordable universal telephone service is available in these remote areas, rural telephone companies may receive various support mechanisms provided by both state and federal government regulation.

      Federal and state laws and regulations promoting the widespread availability of telephone service have allowed rural telephone companies to invest in their networks while keeping prices affordable for customers. This policy commitment was reaffirmed and expanded by the universal service provisions of the federal Telecommunications Act of 1996. In light of the high cost per access line of installing lines and switches and providing telephone service in sparsely populated areas, a system of cost recovery mechanisms has been established to, among other things, keep customer telephone charges at a reasonable level and yet allow owners of such telephone companies to earn a fair return on their investment. These cost recovery mechanisms, which are less available to larger telephone companies, have resulted in robust telecommunications networks in many rural areas.
      The passage of the Telecommunications Act of 1996 substantially changed the regulatory structure applicable to the telecommunications industry, with a stated goal of stimulating competition for telecommunications services, including local telephone service, long distance service and enhanced services. In recent years, the telecommunications industry has undergone significant structural change. Many of the largest service providers have achieved growth through acquisitions and mergers while an increasing number of competitive providers have restructured or entered bankruptcy to obtain protection from their creditors. Since 2001, capital in the form of public financing has been generally difficult to obtain for new entrants and competitive providers. Capital constraints have caused a number of competitive providers to change their business plans, resulting in consolidation. Despite these changes, the demand for all types of telecommunications services, particularly data services, has not diminished, and companies increasingly bundle services and provide integrated offerings for end-user customers.
      The most common measure of the relative size of a local telephone company is the number of access lines it operates. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. A local telephone company can acquire access lines either through normal growth or through a transaction with another local telephone company. The net increase or decrease in access lines incurred by a local telephone company on an annual basis is a relevant measure because the access line is the foundation for a large majority of local telephone company revenues and it is also an indicator of customer growth or contraction. A local telephone company experiences normal growth when it sells additional access lines in a particular market due to increased demand for telephone service by current customers or from new customers, such as from the construction of new residential or commercial buildings. Growth in access lines through transactions with other local telephone companies occurs less frequently. Typically, one local telephone company purchases access lines from another local telephone company. Such purchases usually provide the acquiring local telephone company the opportunity to expand the geographic areas it serves, rather than increasing its access lines totals in markets that it already serves. Local telephone companies often distinguish between primary lines and additional lines. A primary line is the main telephone number for a household or business. Historically, additional lines were used to provide separate telephone numbers for other family members or employees, for dial-up Internet access or for facsimile machines. Local telephone companies may experience a reduction in additional lines as customers substitute wireless phones or broadband services such as DSL for their additional lines.
Services
      We locally manage our service offerings to serve effectively and efficiently the needs of each community. We are committed to a high standard of service and have dedicated sales and customer service representatives with local market knowledge positioned in each of the states in which we operate. Based on our understanding of our local customers’ needs, we offer bundled services that are designed to simplify the customer’s selection and use of our services. Offering bundled services allows us to capitalize on our network infrastructure by offering a full suite of integrated communications services in voice, high-speed data, Internet access and long distance services, as well as enhanced services, such as voicemail and caller identification, all on one bill.
      We also generate revenue through the provision of network access to long distance carriers for origination and termination of interstate and intrastate long distance phone calls, the receipt of government-sponsored Universal Service Fund support, and from the sale of other services, such as customer premises equipment and directory advertising.
      The following chart summarizes each component of our revenue sources (percentages are based on revenues for the year ended December 31):

	Percent of Revenue

Revenue Source	2002	2003	2004

Local services	30.7%	31.4%	31.2%
Data services	4.3	4.2	5.0
Long distance services	4.8	6.2	7.5
Access services	27.7	26.6	25.0
Universal Service Fund:
Texas	21.7	20.7	20.1
Federal	3.6	3.4	3.6
Other services	7.2	7.5	7.6
      You should refer to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.
      Local Services. Local calling services include basic local lines and private lines as well as enhanced services such as voicemail and caller identification. We provide local calling services to residential, business and government customers, generally for a fixed monthly charge. In the markets we serve, the amount that we can charge a customer for local service is generally determined by the appropriate state regulatory authorities pursuant to the laws and regulations of the particular state. We also generate revenue from non-recurring services, such as service activation and reconnection of service.
      Data Services. We provide Internet access services to dial-up Internet subscribers. Our dial-up Internet service provides customers, primarily residential customers, with a local dial-up number they can use to establish a connection to the Internet over their existing phone lines for a flat, monthly fee. We also provide high speed Internet access with our DSL products for a monthly fee. Our Internet access services also enable customers to establish an email account and to send and receive email.
      Long Distance Services. We generate revenue from the provision of long distance calling services either based on usage or pursuant to flat-rate calling plans. These services include traditional switched and dedicated long distance, toll free calling, international, calling card and operator services.
      Access Services. Long distance carriers pay us network access charges when our local customers make or receive long distance telephone calls. Since these calls are generally billed to the customer originating the call, a mechanism is required to compensate each rural telephone company, regional Bell operating company or long distance carrier providing services relating to the call. Access services include switched access, charges that depend on call volume, and special access, involving dedicated circuits for which long distance telephone companies pay a flat fee. We bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below. In addition per Federal Communications Commission, or FCC, rule, end users are charged a monthly flat-rate fee assessed on access lines.

Intrastate Access. We generate intrastate access revenue when an intrastate long distance call involving a long distance carrier is originated by or terminated with a customer in our exchange to or from a customer in another exchange in the same state. The long distance carrier pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system and receive the access payment from the long distance carrier. When one of our customers originates the call, we sometimes provide billing and collection for the long distance carrier through a billing and collection agreement. The access charge for our intrastate service is regulated and approved by the state regulatory authority.

Interstate Access. We generate interstate access revenue when an interstate long distance call is originated by or terminated with a customer in our exchange to or from a customer in another state. We bill interstate access charges in the same manner as we bill intrastate access charges, however, the interstate access charge is regulated and approved by the FCC instead of the state regulatory authority.

Universal Service Fund

Texas USF. The Texas USF supports eligible telecommunications providers that serve high cost markets. See further discussion of Texas USF within this Item under the caption “State Regulation.”

Federal USF Revenue. The federal USF supplements the amount of local service revenue that we receive to ensure that basic local service rates for customers in high cost rural areas are comparable to rates charged in lower cost urban and suburban areas. The federal USF, which is funded by monthly fees paid by long distance carriers and local telephone companies, distributes funds to us on a monthly basis based upon our embedded costs for providing local service. This mostly reflects the changes in the universal service support as a result of the CALLS plan that moved the implicit support from access charges and made it explicit.
      Other Services. Our other services consist primarily of the sale of customer premises equipment, directory advertising, wholesale services such as unbundled network elements, billing and collection fees, and other ancillary services.
Sales and Marketing
      Our marketing approach emphasizes customer-oriented sales, marketing and service with a local presence. We market our products primarily through our customer service representatives, direct sales representatives, local retail stores and outsourced telemarketing supported by direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events. We have established relationships with local government officials and business leaders. In our largest operating areas, we maintain retail business offices that allow our customers the opportunity to pay their bills directly or meet personally with our customer service and sales representatives to purchase additional services or, in some locations, customer premises equipment. Our customer service and sales representatives earn incentive compensation to promote sales of services that meet the unique needs of our customers.
      Our sales force makes direct calls to prospective and existing business customers and conducts analyses of business customers’ usage histories and service needs, and demonstrates how our service package may improve a customer’s communications capabilities and costs. Our network engineers work closely with our various sales groups to design service products and applications, such as high-speed data and wholesale transport services, for our customers. Our technicians survey customer premises to assess building entry, power and space requirements and coordinate delivery, installation and testing of equipment.
      To foster long-term relationships with our subscribers, we have undertaken many initiatives to provide superior customer service to our subscribers. We operate three call centers located in the rural areas that we serve with customer service representatives who are knowledgeable about the local market. In addition, we have automated many of our customer service functions so our customers can receive answers to many frequently asked questions regarding their telecommunications services 24 hours a day without speaking to a customer service representative.
Network Architecture and Technology
      Our network consists of central office hosts and remote sites with advanced digital switches, primarily manufactured by Nortel, Lucent and Siemens, generally operating with the most current software. The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers. We own fiber optic cable, which has been deployed throughout our current network and is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers. We also lease fiber optic capacity from other major carriers.
      In our markets, DSL-enabled integrated access technology is being deployed to provide significant broadband capacity to our customers. We continue to remove any network impediments so we can offer DSL service to more customers. Due to limitations in certain of our rural markets, we will likely never be able to provide DSL service to all our customers.
      Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture enables us to respond efficiently to these technological changes.
      We offer facilities-based services in each of our markets. Our fully integrated telecommunications network is comprised primarily of asynchronous transport mode, or ATM, core switches, capable of handling both voice and data, and time digital multiplex, or TDM, digital central office switches in our four regions of operation. We currently own or lease all of our network facilities and have not booked any revenues from swaps of indefeasible rights to use, or IRUs.
      Our SS7 network consists of six Signal Transfer Points (“STP”) and two Signal Control Points (“SCP”) nodes which provide 800 Number Routing, Caller Name delivery, CLASS, and Message Waiting Indicator service for all of our class 5 TDM digital central office switches. Our Voice Mail network consists of 11 voice mail servers which leverage the ATM Core transport network to reach 100% of our customer base.
      Our network operations center located in Texarkana, Texas monitors all our networks, transport and ATM elements, digital switching systems and Internet services infrastructure devices 24 hours a day, seven days a week.
Competition
      We have experienced competition from rural telephone cooperatives, edging out from the territories where they are incumbent carriers, as well as from wireless providers and other intermodal competitors, including cable television operators. In Broken Arrow, Oklahoma, our largest market where we operate 71,000 lines, the incumbent cable television operator, Cox Communications, provides competing voice and broadband service. Cox has also indicated that it may enter several small markets we serve in West Texas, although at this time Cox has not initiated interconnection negotiations with us in those markets. In addition, future technological changes could negatively impact our competitive position. For example, as Voice over Internet Protocol, or VoIP, develops, some wholesale customers may be able to bypass network access charges.
Regulation
      The following summary of the regulatory environment in which our business operates does not describe all present and proposed federal, state and local legislation and regulations affecting the telecommunications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals that could change the manner in which this industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. Regulation in the telecommunications industry is subject to rapid change, and any such change may have an adverse effect on us in the future.

Overview
      The telecommunications services we provide and from which we derive a large majority of our revenue are subject to federal, state and local regulation. We hold various authorizations for our service offerings. At the federal level, the FCC has jurisdiction over common carriers, such as us, to the extent that their facilities are used to originate, terminate or provide interstate and international telecommunications services. State regulators in Texas, Oklahoma, New Mexico and Arkansas (“State PUCs”) exercise jurisdiction over our facilities and services used to provide, originate or terminate intrastate communications. State and federal regulators share responsibility for implementing and enforcing the policies of the Telecommunications Act of 1996 intended to foster competition in local telecommunications services. Municipalities and other local government agencies regulate certain aspects of our business, such as our use of public rights-of-way, and by requiring that we obtain construction permits and comply with building codes.
      The following description discusses some of the major telecommunications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

Federal Regulation
      We are subject to, and must comply with, the federal Communications Act of 1934, as amended (the “Communications Act”). The Telecommunications Act of 1996, which amended the Communications Act, changed and will continue to change the regulatory and competitive landscape in which we operate. The most important of these changes are removing most legal barriers to market entry into local telephone services; requiring that incumbent local exchange carriers interconnect with competitors and offer unbundled network elements; establishing procedures for the Regional Bell Operating Companies to provide long distance services within their home regions; and creating greater opportunities for competitive providers to compete with other incumbent local exchange carriers.

Access Charges
      The FCC regulates the prices that incumbent local exchange carriers charge for the use of their local networks in originating or terminating interstate and international transmissions. State PUCs regulate prices for access provided in connection with the origination and termination of intrastate transmissions. The prices that we and other incumbent local exchange carriers charge for use of local telephone networks to complete long distance calls are called “access charges.”
      We provide two types of access services, special access and switched access. The rates for special access, which is provided via dedicated circuits connecting long distance carriers to our network, are structured as flat-rate monthly charges. The rates for switched access are structured as per-minute traffic sensitive charges, which are paid by long distance carriers. In addition, we bill end-users a flat rate, monthly recurring subscriber line charge. These charges are also deemed to be a component of access charges under the FCC’s regulatory framework. A significant amount of our revenues comes from access charges derived from intrastate, interstate and international transmissions.
      Since July 1, 2000, most of our interstate access charges have been established in accordance with an order adopted in response to a proposal put forth by members of the Coalition for Affordable Local and Long Distance Service (“CALLS Order”). The CALLS Order reformed interstate access charge regulation for carriers subject to price caps. It implemented a system for reducing per-minute traffic sensitive rates for switched access services to specific target levels that the FCC believed more closely approximated the cost of providing those services. The CALLS Order also permitted us to recover a greater proportion of our local costs by increasing the subscriber line charge levied on end users. In June 2002, the FCC adopted an order that permitted all price cap regulated carriers, including us, to increase further the subscriber line charge. We are required annually to file tariffs for our interstate access charges with the FCC. By its terms the CALLS Order expires on June 30, 2005, but the FCC has indicated that the CALLS Order will remain in effect until the FCC adopts a subsequent plan.
      In April 2001, the FCC released a Notice of Proposed Rulemaking to determine whether to adopt a unified regime that would apply to all of these intercarrier compensation arrangements; such a regime could be a successor to the five-year transitional access charge system established by the CALLS Order. The FCC’s Notice sought comment on various possible reforms, including an alternative to the current

“calling-party’s-network-pays” system known as “bill-and-keep.” Under “bill-and-keep” arrangements, each carrier would be required to recover the costs of terminating (and originating) calls from its end users. We are actively participating in discussions with other industry parties aimed at developing a consensus proposal on intercarrier compensation for this FCC proceeding and other FCC proceedings relating to the issue. In October 2004, we joined with eight other carriers, collectively known as the Intercarrier Compensation Forum (ICF), to file a specific reform proposal in that FCC proceeding. On March 3, 2005, the FCC issued a Notice of Proposed Rulemaking on intercarrier compensation. The FCC requested comment on the plans for intercarrier compensation reform advanced by various industry groups and state regulators. The outcome of the FCC’s proceedings is uncertain, but it could result in significant changes to the way in which we receive compensation from other carriers and our end users. At this time, we cannot estimate whether the FCC or Congress will reform the current system or, if so, whether and to what extent any changes will affect our access charge revenues and other reciprocal compensation receipts and payments.
      The FCC has also initiated a proceeding in January 2005 to examine the appropriate regulatory framework for special access services, and has solicited comment broadly on the manner in which price cap carriers can provide special access services. The FCC is considering reforms to modify or eliminate pricing flexibility policies, and additional reforms to the price cap rules affecting special access pricing. The outcome of the FCC’s proceedings is uncertain, but it could result in significant changes to the way in which we receive compensation from other carriers and our end users for special access services. At this time, we cannot estimate whether the FCC will reform the current special access rules or, if so, whether and to what extent any changes will affect our special access revenues or business.

Interconnection with Local Telephone Companies and Access to Other Facilities
      The Telecommunications Act of 1996 imposes several requirements on all local exchange carriers with additional requirements imposed on incumbent local exchange carriers. These requirements are intended to promote competition in the local exchange market by, in part, ensuring that a carrier seeking interconnection will have access to the interconnecting carrier’s network functionalities under reasonable rates, terms and conditions. As of December 31, 2004, we had 26 comprehensive (interconnection, unbundling and resale) agreements with 16 competitive local exchange carriers, 38 interconnection only agreements with 21 local carriers and 32 resale agreements with 22 resellers. Many of these competitors have agreements in more than one of our states, and not all of these competitors currently offer competitive local services in our markets.
      The Telecommunications Act of 1996 prescribes different regulatory requirements for local exchange carriers that meet the definition of a rural telephone company. We have been certified as a rural telephone company in each of the states in which we operate. A wireless carrier has challenged our certification at the FCC on two occasions, and these challenges have been pending since 2000 and 2003. We cannot predict the outcome of the challenges or whether the FCC will rule on the wireless carrier’s petition.
      As a rural telephone company we may rely on a statutory exemption from these additional interconnection requirements until we receive a bona fide request for interconnection and the applicable state regulator lifts the exemption. To lift the exemption, the state regulator must find that competitive entry would not impose an undue economic burden on us, is technically feasible and will not harm universal service.
      We have agreed not to exercise the rural exemption in Oklahoma, where we were classified as a non-rural carrier prior to July 1, 2003. In Texas and New Mexico, we agreed to continue providing interconnection to those competitive carriers that had interconnections agreements with GTE at the time we acquired the GTE properties and we continue to provide interconnection to these carriers today. Notwithstanding these agreements, we may request suspension or modification of certain interconnection requirements in all states, including Oklahoma, by petition to the state regulator and upon the demonstration of certain statutory factors.

      On July 18, 2004, the FCC adopted an “all or nothing” rule, which requires competitive local exchange carriers that wish to obtain interconnection with an incumbent local exchange carrier by adopting the terms of existing interconnection agreements between the incumbent and another competitive local exchange carrier to adopt all of the terms and conditions of such agreement. The new rule restricts a competitive local exchange carrier’s ability to “pick and choose” the most favorable terms from all existing interconnection agreements.

Unbundling of Network Elements
      To implement the interconnection requirements of the Telecommunications Act of 1996, incumbent local exchange carriers that do not have a currently effective rural exemption are required to provide unbundled network elements to competitors based on forward-looking economic costs.
      In February 2003, in its Triennial Review Order, the FCC revised its rules requiring the unbundling of network elements by incumbent local exchange carriers. These rules were appealed, and were vacated in part by the United States Court of Appeals for the District of Columbia Circuit.
      The FCC released final rules in February 2005. The rules eliminate incumbent local exchange carriers’ unbundling requirement for mass market switching, although a 12-month transition period was provided for competitive carriers to move existing mass-market customers to new arrangements. A wire center test was adopted for high-capacity circuits that is likely to eliminate unbundling for those circuits in less than 1 percent of wire centers nationwide. We cannot predict what impact, if any, this action taken by the FCC, or subsequent court challenges of the FCC’s final rules, may have on our operations.

Local Number Portability
      In 2003, the FCC ruled that we and other local exchange carriers must port our telephone numbers to requesting wireless carriers, so-called wireline-to-wireless local number portability, or LNP. Local exchange carriers operating in the country’s largest urban areas were required to make LNP capability available to wireless carriers by November 24, 2003. We have LNP available to wireless carriers in a number of our exchanges. As of December 31, 2004, we have had less than 130 requests to port one of our numbers to a wireless carrier. Rural telephone companies serving rural areas have to make LNP available to wireless carriers on May 24, 2004 or six months after a bona fide request from a wireless carrier.
      The FCC still has under consideration a number of technical and cost recovery issues associated with deployment of LNP. We have received bona fide requests for LNP in some of our exchanges. Having been granted extensions by the New Mexico, Texas and Oklahoma regulators, we are now LNP capable in all Texas and Oklahoma exchanges for which we have received bona fide requests for LNP, and in nine exchanges in New Mexico. Following a hearing, the state regulator in New Mexico granted us a suspension until March 31, 2005 for the Ruidoso cluster of five exchanges and until July 15, 2005 for our remaining New Mexico exchanges.
      On March 11, 2005, the United States Court of Appeals for the District of Columbia Circuit stayed the FCC’s wireless LNP rules as they apply to “small entities” (with less than 1,500 employees), and remanded the wireless LNP rules to the FCC with instructions to conduct a regulatory flexibility analysis. The Court’s order would stay new porting requests from wireless carriers while this matter is pending at the FCC. We would qualify as a “small entity,” and have the benefit of the Court’s stay while the FCC considers this matter.

Federal Universal Service
      The FCC is required to establish a universal service program, to ensure that affordable, quality telecommunications services are available to all Americans. The program at the federal level has several components, including one that pays support to “high cost” areas, including certain areas served by rural local exchange carriers for which the costs of providing basic telephone service are significantly higher than the national average.

      Eligibility. Universal service funds are only available to carriers designated as eligible telecommunications carriers by state regulators or the FCC. We are an eligible telecommunication carrier in each state in which we operate. Competitive providers that have been granted eligible telephone carrier status are eligible to receive the same amount of universal service support per line as the local exchange carrier serving the same area. Under current federal rules, the payment of federal universal service funds to a competitor qualifying as an eligible telephone carrier in an area served by a local exchange carrier is not intended to reduce significantly any federal universal support payable to the local exchange carrier. Currently, five competitive carriers have received eligible telephone carrier designation in our markets in Texas and New Mexico and draw support.
      In late 2004, Congress passed Appropriations legislation that prevented the FCC from “modify[ing] amend[ing], or chang[ing] its rules or regulations for universal service payments to implement the ... [Joint Board recommendation] ... regarding single connection[s].” On February 25, 2005, the FCC adopted additional mandatory requirements for designation of competitive carriers as eligible to receive universal service support. These requirements will apply to all eligible telecommunications carriers on a prospective basis, including those previously certified, starting on October 1, 2006. We cannot predict at this time how the outcome of these proceedings or other legislative or regulatory changes could affect our business, revenue or profitability.
      Support Mechanisms. The high-cost program consists of a number of individual support mechanisms. The CALLS Order provided for a phase-out of implicit universal service support mechanisms (which had, in part, relied on setting rates for interstate access above cost), to be replaced with more explicit subsidy mechanisms. In particular, the CALLS Order created an interstate access support (IAS) fund as part of the universal service fund. Additional support mechanisms offset high fixed switching costs in areas with fewer than 50,000 access lines, yet another high-cost loop program provides support to rural carriers where our average cost per line exceeds 115 percent of the national average cost per line. The national cap on the high-cost loop program may limit the amount of high-cost loop support we receive. Due to a clerical mistake made in filing information with the designated agent, we have a dispute about the receipt of approximately $3 million in 2004 universal service funds. We have filed an appeal and waiver request with the FCC with respect to this funding dispute, which impacted the third and fourth quarter 2004 IAS payments. No party challenged our appeal and waiver request. We expect to collect this accounts receivable sometime in 2005.
      Contribution Obligation. We are required to make contributions to the federal universal service program based on methodologies and procedures established by the FCC. Contributions to the federal universal service fund are based on end-user revenues from interstate and international services. In accordance with FCC rules, we recover our contributions from our customers through a surcharge on interstate and international revenues. The surcharge is adjusted each quarter. The FCC has an open proceeding dating back to December 2002 addressing comprehensive reform of the universal service contribution methodology, including transitioning from the current revenue-based mechanism to a connection-based or number-based methodology. We cannot predict the outcome of this proceeding or its effect on us.

Internet and Broadband Services
      In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. To date, the FCC has treated ISPs, as enhanced service providers, rather than common carriers, and therefore ISPs are exempt from most federal and state regulation, including the requirement to pay access charges or contribute to the federal USF. As Internet services expand, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet.
      The FCC is currently reviewing the appropriate regulatory framework governing broadband access to the Internet through telephone and cable television operators’ communications networks. At this time, we cannot estimate what regulatory changes may occur as a result of the FCC’s review, or what impact any such changes would have on our operations or revenues.
      The emerging technology application known as Voice over Internet Protocol, or VoIP, can be used to carry voice communications services over a broadband Internet connection. The FCC has ruled that some VoIP arrangements are not subject to regulation as telephone services. Recently, the FCC ruled that certain VoIP services are jurisdictionally interstate, and it preempted the ability of the states to regulate some VoIP applications or providers. A number of state regulators have filed judicial challenges to that preemption decision. The FCC has pending a proceeding that will address the applicability of various regulatory requirements to VoIP providers, including the payment of access charges and the support of programs such as Universal Service and E-911. Expanded use of VoIP technology could reduce the access revenues received by local exchange carriers like us. We cannot predict whether or when VoIP providers may be required to pay or be entitled to receive access charges or universal service fund support, the extent to which users will substitute VoIP calls for traditional wireline communications or the impact of the growth of VoIP on our revenues.

Communications Assistance for Law Enforcement Act
      Under the Communications Assistance for Law Enforcement Act (“CALEA”) and related federal statutes, we are required to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. On August 4, 2004, in response to a joint petition filed by the Department of Justice, Federal Bureau of Investigation, and the Drug Enforcement Administration, the FCC launched a Notice of Proposed Rulemaking proposing a thorough examination of the appropriate legal and policy framework of CALEA. In this proceeding, the FCC will examine issues relating to the scope of CALEA’s applicability to services such as broadband Internet access and managed VoIP services, as well as implementation and enforcement issues. We cannot predict the eventual outcome of this proceeding or what compliance with any rules adopted by the FCC may cost.

State Regulation
      We operate in Texas, Oklahoma, New Mexico and Arkansas, and we are certified in those states to provide local telecommunications services.
      Intrastate Rate Regulation. State regulators in the states in which we operate regulate the prices we charge for intrastate services, including our prices for local, intrastate long distance and intrastate access services paid by providers of intrastate long distance services. In Texas, most of our intrastate operations are subject to price caps, while regulators in Arkansas employ rate-of-return regulation to set our prices and we are regulated as a rural telephone company in Oklahoma. Our subsidiaries in New Mexico operate under an alternative regulation plan. The Plan was adopted in 2000 and will expire on March 31, 2006. During its term, the Plan provides for a freeze on the prices of our intrastate telecommunications services (other than for optional services as discussed below), requires us to invest $83 million in capital in New Mexico, provides for a streamlined tariff approval process and prescribes quality of service standards, including penalties for failure to meet certain service levels. Under the Plan in 2005, we will be able to increase our prices for optional services by 10% if we have met certain quality service standards.
      Legislation enacted in 2004 mandates that the New Mexico Public Regulation Commission adopt rules tailored to the size and market demographics of local exchange carriers like our company that have between 50,000 and 375,000 access lines in New Mexico and flexible rules that allow pricing freedom on retail services. It also mandates the streamlining of rules governing the introduction and withdrawal of tariffs and the packaging and bundling of services. Therefore, we do not expect to have to renegotiate and renew our current plan.

      New Mexico Investment. As of December 31, 2004, we have invested approximately $71 million of the $83 million capital investment commitment. At this time, we believe that we can substantially complete our investment commitment by the end of the Plan.
      Service Quality. State regulators impose service quality reporting obligations on us and require us to adhere to prescribed service quality standards. These standards measure the performance of various parts of our business. If we fail to meet these standards, regulators may impose fines or penalties, require us to issue credits to customers, require incremental capital investment, impose stricter reporting and oversight standards, subject us to third-party audits or take other actions that may impact our revenues or increase our costs.
      Compliance. State regulators also have the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable laws or rules, regulations, and policies of the state regulatory agency. Fines or other penalties may be imposed for such violations.
      Texas USF. The Universal Service Fund payments we receive from the Texas USF are intended to support the high cost of our operations in rural markets.
      The purpose of the Texas USF is to implement a competitively neutral mechanism to assist telecommunications providers in providing basic local telecommunications services at reasonable prices to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the TPUC, the Texas USF pays eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on actual lines in service and therefore are subject to reduction if customers discontinue service or migrate from our lines to a competitive carrier. All customers of telecommunications services in Texas fund the Texas USF through the payment of a monthly surcharge on their bills.
      The rules governing the Texas USF provide for a review of the Texas USF every three years starting in 1999. In September 2002, the TPUC undertook its first review. Interested parties provided the TPUC with comments on whether there should be changes made to the Texas USF. In September 2003, the TPUC recommended no changes be made to the Texas USF at that time. The TPUC will undertake its next review of the rules in September 2005. In addition, the Texas USF rules provide that the TPUC must open an investigation within 90 days after any changes are made to the federal USF. We do not expect any material change in the Texas USF methodology or the manner in which the amount of support we receive is calculated under our current Texas regulations.
      The Texas regulatory structure, under which we operate, including the enabling statute for the Texas USF, will become subject to legislative review and renewal in late 2005. The current Texas USF rules will not expire with their enabling statute in 2005, but if the enabling statute changes as part of the 2005 review, the TPUC would have to amend the Texas USF rules to comply with the statute. We expect that any action taken by the Texas Legislature during the 2005 session will not materially change the benefits we receive under the current regulatory structure. However, such changes are possible and may be adverse to our revenues.
Environmental Matters
      Our operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of property, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.
Employees
      As of December 31, 2004, our work force consisted of 1,315 full time employees and 68 part time employees. Approximately 853 of our employees are subject to collective bargaining agreements with the

Communications Workers of America, or CWA. Most of our union employees work in our call centers and in technical positions related to the operation of our network and provision of service to our customers. One of the agreements, covering our non-Kerrville employees, expired February 28, 2005. On March 4, 2005, after a five day extension, we reached a tentative three-year collective bargaining agreement that was subject to ratification by the CWA membership. On March 24, 2005, the union membership voted upon but failed to ratify the tentative agreement. We and CWA have agreed to extend the expired agreement through April 15, 2005. During this period we plan to continue our efforts to gain union membership approval of a new collective bargaining agreement. Our labor agreement with the CWA relating to employees of our Kerrville operations was completed in 2003 and will expire in 2006.
Available Information
      We maintain a website on the Internet with the address of www.valortelecom.com (this and any other reference to valortelecom.com in this Annual Report on Form 10-K is solely a reference to a uniform resource locator, or URL, only and is not intended to incorporate the website into this Annual Report on Form 10-K). Copies of this Annual Report on Form 10-K for the year ended December 31, 2004 and future copies of our Quarterly Reports on Form 10-Q for 2005 and any Current Reports on Form 8-K for 2005, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”) at such website. The general public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Forward-Looking Statements
      As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 — “Business,” Item 3 — “Legal Proceedings,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A — “Quantitative and Qualitative Disclosures About Market Risk,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in materials filed with the Company’s other filings with the SEC, including our registration statement on Form S-1, originally filed April 8, 2004. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

•	our high degree of leverage and significant debt service obligations;

•	our ability to refinance our existing indebtedness on terms acceptable to us, or at all;

•	any adverse changes in law or government regulation;

•	the risk that we may not be able to retain existing customers or obtain new customers;

•	the risk of technological innovations outpacing our ability to adapt or replace our equipment to offer comparable services;

•	the possibility of labor disruptions;

•	the risk of increased competition in the markets we serve;

•	the impact of pricing decisions;

•	the risk of weaker economic conditions within the United States;

•	potential difficulties in integrating completed or future acquisitions;

•	uncertainties associated with new product development;

•	environmental matters;

•	the ultimate outcome of income tax audits;

•	possible future litigation or regulatory proceedings;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	other risks and uncertainties.
      Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Item 2.	Properties
      Our corporate headquarters are located in Irving, Texas. We lease over 60,000 square feet of office space for our headquarters in Irving pursuant to a lease that will expire in August 2010. In addition, we lease an aggregate of over 100,000 square feet with respect to three call centers in New Mexico and Texas pursuant to leases that expire at various times between June 2005 and April 2010. We own all of the other properties that are material to our business. Our other properties include maintenance facilities, rolling stock, central office and remote switching platforms and transport and distribution network facilities in the states in which we operate our business. Our administrative and maintenance facilities are generally located in or near the rural communities we serve and our central offices are often within the administrative building and outlying customer service centers. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Mobile generators are located near our central offices in the event of a major power outage that continues for a long period of time. Transport and distribution network facilities include fiber optic backbone, copper wire distribution facilities and some digital loop carriers (“DLC”) which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the incumbent long distance carrier. These facilities are located on land pursuant to permits, easements, rights of way or other agreements.

Item 3.	Legal Proceedings
      We are involved, from time to time, in various claims, legal actions and regulatory proceedings arising in the ordinary course of our business. Currently no material litigation is pending or, to the knowledge of the Company, threatened. We currently believe that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      On February 9, 2005, we completed our initial public offering registering 29,375,000 shares of common stock at an offering price of $15 per share. The proceeds from the offering of $409.6 million, net of underwriting discounts and other expenses, were used to repay existing indebtedness and related transaction costs.
      Immediately prior to and in connection with the offering, we consummated a reorganization pursuant to which our existing equity holders contributed all their ownership interests in VTC and VTS to Valor Communications Group, Inc., or Valor, in exchange for 39,537,574 shares of common stock in the aggregate, in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”). In addition, in connection with our reorganization, we issued restricted shares of our common stock pursuant to Rule 701 promulgated under the Act. Following the reorganization, Valor exists as a holding company with no direct operations and each of VTC, VTS and VTS II are either a direct or an indirect wholly-owned subsidiary of Valor. Valor’s principal assets consist of the direct and indirect equity interests of its subsidiaries, all of which are pledged to the creditors under our new credit facility.
      Following our reorganization, our senior management team collectively holds an aggregate of 1,920,759 shares of our common stock, of which 445,539 shares were fully vested upon the consummation of the offering.
      Beginning on February 9, 2005, the Company’s common stock was listed and traded on the New York Stock Exchange (symbol: VCG). Prior to February 9, 2005, there was no established public trading market. As of March 16, 2005, there were approximately 114 holders of record of Valor Communication Group, Inc.’s common stock. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. On March 16, 2005 the closing price per share of the Company’s common stock was $14.82.
      In connection with the Offering, certain of our stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the Offering price less the underwriting discount. On March 9, 2005, we were notified that the underwriters exercised their over-allotment option in full. We received no proceeds from the over-allotment exercise.
      On March 7, 2005, our Board of Directors approved an initial dividend of $0.18 per share payable on April 15, 2005 to shareholders of record on March 31, 2005. This dividend represents a partial, prorated dividend for the first quarter of 2005. We intend to continue to pay quarterly dividends at an annual rate of $1.44 per share for the year, thereafter. However, the declaration and payment of future dividends and the amount thereof, if any, will be dependent upon the Company’s results of operations, financial condition, cash requirements for its businesses, contractual requirements and restrictions and other factors deemed relevant by the Board of Directors. Furthermore, covenants in our amended credit facility impose restrictions as to our ability to pay dividends. See further discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Item 6.	Selected Financial Data
      Valor is a holding company and has no direct operations. Valor was formed for the sole purpose of reorganizing our corporate structure and consummating the offering. Valor’s principal assets are the direct and indirect equity interests of its subsidiaries. As a result, we have not provided separate historical financial results for Valor and present only the historical consolidated financial results of Valor Telecommunications, LLC. In addition, we acquired, at the time of our formation, select telephone assets from GTE Southwest Corporation. We refer to these properties as the “Acquired Businesses” and we believe the Acquired Businesses to be the predecessor of our company, prior to formation in 2000. This is because the Acquired Businesses effectively include nearly all the businesses currently operated by us, with the exception of our Kerrville business that was acquired by us in 2002, and do not include any businesses that have been discontinued or sold. Accordingly, the selected historical financial information below includes the combined accounts of the Acquired Businesses as of and for the period ended August 31, 2000. The combined accounts do not include any purchase accounting adjustments that occurred as a result of our acquisition of the Acquired Businesses in 2000.
      We derived the selected financial data presented below at December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004 from our audited consolidated financial statements included elsewhere herein. We derived the selected financial data presented below for the years ended December 31, 2000 and 2001 and at December 31, 2000, 2001 and 2002 from our audited consolidated financial statements not included herein. The information in the following table should be read together with our audited consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all as included elsewhere in this annual report.

	Predecessor Company(1)

	Period Ended	Period Ended	Year Ended December 31,
	August 31,	December 31,
	2000	2000(2)	2001	2002(3)	2003	2004

	(Dollars in thousands)
		(Dollars in thousands, except per owner unit data)
Statement of Operations data:
Operating revenues	$260,933	$148,784	$424,916	$479,883	$497,334	$507,310
Operating expenses	178,948	164,172	321,618	320,632	315,061	330,189
Operating income	81,985	(15,388)	103,298	159,251	182,273	177,121
Income (loss) from continuing operations	50,678	(71,909)	(44,912)	19,763	58,125	(27,755)
Earnings per owners’ unit:(4)
Basic and diluted (loss) income from continuing operations:
Class A and B common interests	n/a	$(1.05)	$(0.58)	$0.22	$0.73	$(0.09)
Class C interests	n/a	$—	$—	$0.09	$0.15	$(0.46)
Basic and diluted net (loss) income:
Class A and B common interests	n/a	$(1.05)	$(0.77)	$0.17	$0.73	$(0.09)
Class C interests	n/a	$—	$—	$0.09	$0.15	$(0.46)
Cash flow data from continuing operations:
Net cash provided by operating activities	$119,557	$16,197	$100,301	$150,383	$166,065	$143,716
Net cash used in investing activities	(56,018)	(1,821,699)	(106,614)	(216,773)	(66,299)	(34,858)
Net cash provided by (used in) financing activities	(63,539)	1,811,613	8,117	71,015	(99,465)	(93,225)

	Predecessor Company(1)

	Period Ended	Period Ended	Year Ended December 31,
	August 31,	December 31,
	2000	2000(2)	2001	2002(3)	2003	2004

	(Dollars in thousands)	(Dollars in thousands)
Other data:
Capital expenditures	$56,018	$36,918	$107,869	$89,527	$69,850	$65,525
Acquisitions	—	—	—	128,135	—	1,500
Depreciation and amortization(5)	64,103	40,327	110,843	73,273	81,638	86,451

	Predecessor Company(1)

		As of	As of December 31,
	As of August 31,	December 31,
	2000	2000(2)	2001	2002(3)	2003	2004

	(Dollars in thousands)	(Dollars in thousands)
Balance Sheet data:
Total assets	$567,073	$1,935,695	$1,913,057	$2,062,404	$2,039,043	$1,971,167
Long-term debt (including current maturities)	—	1,440,643	1,469,420	1,544,285	1,463,973	1,600,978
Notes payable	—	70	10,197	1,175	6,687	1,893
Redeemable preferred interests	—	370,231	370,231	370,231	370,231	236,129
Redeemable preferred interests of subsidiary	—	23,990	20,559	21,161	24,475	15,776

(1)	The selected historical financial information presented for the Predecessor Company above was derived from unaudited financial statements prepared on a carve-out basis by GTE Southwest Corporation (the “Carve-Out Financial Statements”). This information reflects the results of operations and financial position of the Acquired Businesses for the period beginning January 1, 2000 through our acquisition date of these businesses. We acquired GTE’s business in Oklahoma on July 1, 2000 and GTE’s businesses in Texas, New Mexico and Arkansas on September 1, 2000.

(2)	Our consolidated financial statements for the period ended December 31, 2000 include the results of operations for the businesses we acquired from GTE in Texas, Oklahoma, New Mexico and Arkansas beginning on the date of acquisition, as well as certain start-up costs that we incurred prior to commencing operations.

(3)	We acquired all the outstanding common stock, preferred stock and common stock equivalents of Kerrville Communications Corporation (“KCC”) on January 31, 2002 and have included the assets, liabilities and results of operations of KCC from that date. Amount reflects the purchase price, net of cash acquired.

(4)	Per unit data is not applicable with respect to periods covered by our Predecessor’s Carve-Out Financial Statements.

(5)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, we discontinued the amortization of goodwill. Amortization expense associated with goodwill was $20,529 for the period ended December 31, 2000 and $53,900 for the year ended December 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are one of the largest providers of telecommunications services in rural communities in the southwestern United States and the seventh largest independent telephone company in the country. As of December 31, 2004, we operated approximately 540,000 telephone access lines in primarily rural areas of Texas, Oklahoma, New Mexico and Arkansas. We believe that in many of our markets we are the only service provider that offers customers an integrated package of local and long distance voice, high-speed data and Internet access as well as a variety of enhanced services such as voicemail and caller identification. We generated revenues of $507.3 million in the year ended December 31, 2004 compared to $497.3 million and $479.9 million in the years ended December 31, 2003 and 2002, respectively. Operating income in the year ended December 31, 2004 was $177.1 million compared to $182.3 and $159.3 million in the years ended December 31, 2003 and 2002, respectively. Net loss for the year ended December 31, 2004 was $27.8 million compared to net income of $58.2 million and $16.3 million for the years ended December 31, 2003 and 2002, respectively.
      The rural telephone businesses that we own have been operating in the markets we serve for over 75 years. Since our inception, we have acquired the local telephone company serving Kerrville, Texas and we have invested substantial resources to improve and expand our network infrastructure to provide high quality telecommunications services and superior customer care.
      Access lines are an important element of our business. Historically, rural telephone companies have experienced consistent growth in access lines because of positive demographic trends, insulated rural local economies and little competition. Recently, however, many rural telephone companies have experienced a loss of access lines due to challenging economic conditions, increased competition from wireless providers, competitive local exchange carriers and, in some cases, cable television operators. We have not been immune to these conditions. We have been able to mitigate the effect of access line loss on our revenues through plant improvements, bundling services, win-back programs, increased community involvement and a variety of other programs. See further discussion within “Access Line Trends.”
      Despite our net losses of access lines, we have generated growth in our revenues each year since our inception in 2000. We have accomplished this by providing our customers with services not previously available in most of our markets such as enhanced voice services and data services, including digital subscriber line, or DSL, and through acquisitions.
      We are subject to regulation primarily by federal and state government agencies. At the federal level, the FCC has jurisdiction over interstate and international telecommunications services. State telecommunications regulators exercise jurisdiction over intrastate telecommunications services. We operate under price cap regulation at the federal level and at the state level in Texas and New Mexico. We are regulated as a rural telephone company in Oklahoma. We are regulated on a rate of return basis in Arkansas.
Significant transactions
      On November 10, 2004, Valor entered into a $1.3 billion senior secured credit facility consisting of a $100 million senior secured revolving facility and a $1.2 billion term loan. As of December 31, 2004, there was no balance outstanding on the senior secured revolving facility. Concurrently, Valor secured a $265.0 million second lien loan and a $135.0 million subordinated loan. Proceeds from the new credit facility, second lien loan and subordinated loan were used to repay existing indebtedness, redeem certain preferred, common and minority interests and pay associated transaction costs.
      On February 9, 2005, we completed our initial public offering registering 29,375,000 shares of VCG common stock for $15 per share. The net proceeds of $409.6 million were used to repay existing indebtedness. In conjunction with the initial public offering, we completed a reorganization of our company.

      Concurrently with the initial public offering, our subsidiary Valor Telecommunications Enterprises, LLC and its direct wholly-owned subsidiary, Valor Telecommunications Enterprises Finance Corp., as co-issuers, issued $400 million aggregate principal amount of ten year senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933. We used the net proceeds of $386.8 million from such issuance to repay a portion of the term loan outstanding under our existing credit facility. The senior notes will contain restrictions on our ability to pay dividends that are no more restrictive than those contained in our new credit facility as further discussed in Item 7 under the caption “Amended Credit Facility and Issuance on Senior Notes”.
      Expenses related to our reorganization, debt recapitalization and the offering that have been recorded in the year ended December 31, 2004 include the following:

•	$5.0 million in compensation expense associated with the payment made to our former CEO upon the termination of his previous employment agreement;

•	$18.0 million in expenses associated with our repurchase of minority interests in our subsidiaries Valor Telecommunications Southwest, LLC, a Delaware limited liability company, and Valor Telecommunications Southwest II, LLC, a Delaware limited liability company, from a group of the individual investors;

•	$1.3 million in compensation expense associated with the Valor Telecom Executive Incentive Plan;

•	$63.0 million in loss on extinguishment of debt associated with the repayment in full of our indebtedness that was outstanding prior to the debt recapitalization; and

•	$5.1 million in compensation expense for cash transaction bonuses paid to members of our management team in connection with our debt recapitalization;
      In addition, we will record the following expenses in 2005:

•	$32.6 million in fees and expenses associated with our repayment of existing indebtedness, including prepayment penalties;

•	$1.6 million in compensation expense for the portion of cash transaction bonuses that are to be paid to members of our management team in connection with the Offering; and

•	$5.3 million in compensation expense for restricted shares issued to members of our management team that vested upon consummation of the Offering.
      We will incur higher expenses as a public company after the consummation of the offering. These expenses will include additional accounting and finance expenses, audit fees, legal fees and increased premiums for director and officer liability insurance coverage. We estimate that these additional expenses will be approximately $2.5 million annually. In addition, as a result of initial public offering cash bonuses that we will pay to certain members of our management team and issuances of shares of restricted stock that we will make under our 2005 Long-Term Incentive Plan, we expect that our compensation expense will increase approximately $8.5 million in each of 2005 and 2006 and $7.5 million in 2007. Following the completion of the reoganization, we will pay taxes as a corporation for United States federal income tax purposes.
Regulatory Matters
      We operate in a regulated industry, and the majority of our revenues come from the provision of regulated telecommunications services, including state and federal support for the provision of telephone services in high-cost rural areas. Operating in this regulated industry means that we are also generally subject to certification, service quality, rate regulation, tariff filing and other ongoing regulatory requirements by state and federal regulators. For a detailed discussion of our state and federal regulation, see “Regulation” within Item 1 of this annual report.

      State Regulation. We operate in Texas, Oklahoma, New Mexico and Arkansas and each state has its own regulatory framework for intrastate services.
      In Texas, most of our operations are subject to price caps on our basic telecommunications services, while we maintain pricing flexibility on some non-basic services.
      In New Mexico, we operate under an Alternative Form of Regulation Plan that is specific to our company.
      In Oklahoma, legislation was enacted in May 2004 that regulates us as a rural telephone company thereby allowing us significant pricing freedom for our basic services and reducing our costs of regulation.
      We also operate under rate of return regulation in the provision of intrastate telecommunications services in Texarkana, Arkansas, our only market in Arkansas. Pursuant to an agreement with the Arkansas Public Service Commission, our Arkansas tariffs mirror the prices charged for retail services in our Texas tariffs.
      Federal Regulation. Most of our interstate access revenues are regulated pursuant to the FCC’s price cap rules. Generally, these rules establish an upper limit for access prices, but allow annual formula-based adjustments and limited pricing flexibility.

Universal Service Fund
      In furtherance of public policy, we receive USF revenues from the State of Texas and the federal government to support the high cost of providing telecommunications services in rural markets.
      Texas Universal Service Fund. The Texas USF supports eligible telecommunications providers that serve high cost markets.
      Federal Universal Service Fund. The federal USF revenue we receive helps to offset interstate access charges, defrays the high fixed switching costs in areas with fewer than 50,000 access lines and provides support where our average cost per line exceeds 115% of the national average cost per line.
Critical Accounting Policies and Estimates
      Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates its estimates and judgments including those related to revenue recognition, allowance for doubtful accounts, pension and postretirement benefits, accounting for goodwill and intangible assets, equity method investments and estimated useful lives of property, plant and equipment. Actual results may differ from these estimates. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity. (See Note 2 to the consolidated financial statements for a discussion of our significant accounting policies.)
      Revenue Recognition. Revenue is recognized when evidence of an arrangement between our customer and us exists, the earnings process is complete and collectibility is reasonably assured. The prices for most services are filed in tariffs with the appropriate regulatory bodies that exercise jurisdiction over the various services.
      Basic local services, enhanced calling features such as caller identification, special access circuits, long distance flat rate calling plans, and most data services are billed one month in advance. Revenue for these services is recognized in the month services are rendered. The portion of advance-billed revenue associated with services that will be delivered in a subsequent period is deferred and recorded as a current liability under “Advance billings and customer deposits” in our consolidated balance sheets.
      Amounts billed to customers for activating service are deferred and recognized over the average life of the customer. The costs associated with activating such services are deferred and are recognized as an operating expense over the same period. Costs in excess of revenues are recognized as an operating expense in the period of activation.
      Revenues for providing usage based services, such as per-minute long distance service and access charges billed to long distance companies for originating and terminating long distance calls on our network, are billed in arrears. Revenues for these services are recognized in the month services are provided.
      USF revenues are government-sponsored support received in association with providing service in mostly rural, high-cost areas. These revenues are typically based on information provided by us and are calculated by the government agency responsible for administering the support program. Revenues are recognized in the month the service is provided.
      Allowance for doubtful accounts. In evaluating the collectibility of accounts receivable, we assess a number of factors, including a specific customer’s or carrier’s ability to meet their financial obligations, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific and general reserves for uncollectible accounts receivable to the amount we ultimately expect to collect from customers and carriers. If circumstances change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of accounts receivable could be further reduced from the levels reflected in our consolidated balance sheets.
      We made an administrative error in submitting our required September 30, 2004 federal USF data filings. This administrative error caused the federal USF plan administrator to make a demand that we repay $1.5 million of the USF payments that we received for the third quarter of 2004 and will delay the receipt of a portion of our fourth quarter 2004 federal USF payments. We received all USF revenue for which we were qualified for in the third quarter of 2004 and recorded all such revenue in our consolidated financial statements. In addition, the administrative error affected our reported accounts receivables at December 31, 2004, by creating an additional $1.5 million receivable related to this issue.
      We have filed for a waiver from the FCC that will allow us to receive all 2004 federal USF payments to which we were otherwise entitled to receive under the particular program. Any repayment obligation we may have has been suspended pending resolution of the waiver. We expect that the FCC will grant a waiver of its administrative rules, which will allow the plan administrator to accept our filing, amend its third quarter 2004 data, eliminate any repayment obligation and make the remaining 2004 support payments. Further, we expect to collect this account receivable sometime in 2005.
      Pension and postretirement benefits. The amounts recognized in the financial statements related to pension and postretirement benefits are determined on an actuarial basis utilizing several critical assumptions.
      A significant assumption used in determining our pension and postretirement benefit expense is the expected long-term rate of return on plan assets. In 2004, we used an expected long-term rate of return of 8.5%. We continue to believe that 8.5% is an appropriate rate of return for our plan assets given our investment strategy and will continue to use this assumption for 2005. The projected portfolio mix of the plan assets is developed in consideration of the expected duration of related plan obligations and as such is more heavily weighted toward equity investments, including public and private equity positions. Our investment policy is to invest 55-75% of the pension assets in equity funds with the remainder being invested in fixed income funds and cash equivalents. The expected return on plan assets is determined by applying the expected long-term rate of return to the market-related value of plan assets.
      Another significant estimate is the discount rate used in the annual actuarial valuation of pension and postretirement benefit plan obligations. In determining the appropriate discount rate at year-end, we considered the current yields on high quality corporate fixed-income investments with maturities corresponding to the expected duration of the benefit obligations. As of December 31, 2004, we lowered our discount rate 15 basis points to 5.90%.

      For the year ended December 31, 2004, we contributed $4.7 million to our pension plan and $0.4 million to our other postretirement benefits plan. We expect to make our 2004 contributions to our pension plan and postretirement benefit plan of $6.5 million and $0.7 million, respectively, in September 2005. Additionally, we will begin making quarterly contributions in the current year for our estimated 2005 pension contribution. We expect to make $1.6 million contributions in April, July, and October of 2005 with the final contribution being made in January of 2006. Historically, we would not have made these quarterly contributions until September 2006.
      Goodwill and Intangible Assets. Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142, requires that goodwill be reviewed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the fair value of the reporting unit is less than the carrying value, the second step of the goodwill impairment test calculation is performed to measure the amount of the impairment charge. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.
      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows. This approach uses significant estimates and assumptions including projected future cash flows (including timing) and the selection of a discount rate that reflects the risk inherent in future cash flows.
      Upon completion of our annual assessments in the third quarters of 2003 and 2004, we determined that no write-down in the carrying value of goodwill was required.
      Equity Method Investments — We have investments in companies in which we own 20 percent to 50 percent of the voting common stock or have the ability to exercise influence over operating and financial policies that we account for under the equity method. We periodically assess our investments to determine if other than a temporary decline in the value of the investment has occurred. If such a decline has occurred and the carrying value is less than the fair value we will adjust the carrying value to fair value.
      In the third quarter of 2004, we assessed the recoverability of our investments and determined that an other than temporary decline had occurred. As a result, we recorded an impairment charge of $6.7 million in the third quarter of 2004.
      Useful Life of Property, Plant and Equipment. We estimate the useful lives of property, plant and equipment in order to determine the amount of depreciation expense to be recorded during any reporting period. The majority of our telecommunications plant, property and equipment is depreciated using the group method, which develops a depreciation rate based on the average useful life of a specific group of assets, rather than the individual asset as would be utilized under the unit method. The estimated life of the group is based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. We review these types of assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairment, we follow the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, utilizing cash flows which take into account management’s estimates of future operations.
      Redeemable Preferred Interests. With respect to reporting periods ending prior to the consummation of our reorganization, we were required to make an estimate of the fair value of our redeemable preferred interests that had been previously outstanding in order to determine the carrying value of the liability at each reporting date. The redeemable preferred interests were not entitled to dividends and had no voting rights. The redeemable preferred interests did, however, include a provision that entitled the holder upon the occurrence of a liquidation event or redemption to a return equal to the sum of (i) the initial contribution per interest, or $1.00 for Class A Preferred interests and $0 for Class B Preferred interests and (ii) an appreciation amount calculated as interest on $1.00 per interest, at a rate of 20% per year, compounded quarterly. The appreciation amount defined in (ii) above was payable only after all holders of Class A common interests had received a return of their initial $1.00 capital investment. The fair value of this liability was determined based upon our enterprise value, since the return to be paid to preferred interest holders upon redemption would vary based upon the total value of the enterprise available to be distributed to holders of the redeemable preferred interests. As such, we did not record accretion on the redeemable preferred interests of Valor Telecommunications, LLC, or VTC, or on the redeemable preferred interests of our subsidiary, Valor Telecommunications Southwest, LLC, or VTS. We measured this liability at each reporting date as the amount of cash that would be paid if settlement occurred at the reporting date in accordance with paragraph 22 of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Any change in the estimated value of preferred interest in a reporting period would have been recorded as interest expense. This treatment required us to make an estimate of our enterprise value at each reporting date to properly measure this liability. To date, we have concluded that this liability has been fairly stated at an amount equal to the initial contribution of $1.00 per interest for all of the outstanding redeemable preferred interests. We have recognized no changes in the fair value of the liability since inception.
      As discussed above, we were required to estimate our enterprise value to determine the carrying value of this liability at each reporting date. Members of our management possessing the requisite valuation experience estimated our enterprise value for purposes of determining the carrying value of the redeemable preferred interests. Determining the fair value of our redeemable preferred interests required us to make complex and subjective judgments. We used the income approach to estimate the value of our enterprise at each reporting date. The income approach involves applying the appropriate discount rate to estimated cash flows that are based on our forecasts of revenues, costs, and capital expenditures. Our revenue forecasts were based on expected annual overall growth rates ranging from 0% to 2%. We assumed that we would continue to gain efficiencies in our business that will allow us to reduce our expenses in certain areas and control their increase in others. There is inherent uncertainty in these estimates. The assumptions underlying the estimates were consistent with our business plan. For this analysis, we used our weighted-average cost of capital to discount the estimated cash flows. Our weighted-average cost of capital was calculated as the weighted-average return implied in each class of debt and equity that we currently have issued and outstanding. We use an annual rate of return of 20%, compounded quarterly, for the redeemable preferred interests in our weighted-average cost of capital calculation. We believe this methodology gave appropriate consideration to the inherent risks and uncertainties involved with making these estimates. If we used a different weighted-average cost of capital, it could have produced a different estimate of our enterprise value and a different carrying value for this liability.

      In light of our recent reorganization, we will not be required to make an estimate of fair value of the redeemable preferred interests because all of the outstanding redeemable preferred interests have been exchanged for shares of our common stock. Our weighted average cost of capital declined following our reorganization. As a result, the fair value of the shares granted to holders of these redeemable preferred interests exceeded the carrying value of the liability we recorded. The redeemable preferred interests were held by our equity sponsors. Our equity sponsors also control the voting rights of our existing common equity. As such, we have concluded that the difference between the carrying value of this liability and the fair value of the shares issued resulting from the reorganization was, in essence, a capital transaction and we intend to recorded this difference to accumulated deficit as provided for in footnote 1 to paragraph 20 of APB Opinion 26 “Early Extinguishment of Debt”.
      Stock Compensation. As described in more detail in Notes 2 and 17 to our Consolidated Financial Statements, we had issued Equity Incentive Non-Qualifying Stock Options to employees to purchase Class B common interests in our subsidiary Valor Telecommunications Southwest, LLC, or VTS. We account for the Equity Incentive Non-Qualifying Stock Option Plan in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation”. We measure compensation expense for this option plan using the intrinsic value method as prescribed by APB Opinion No. 25. Under the intrinsic value method, compensation is measured as the amount the market value of the underlying equity instrument on the grant date exceeds the exercise price of the option. This amount, if any, is then charged to compensation expense over the vesting period. During each of the years ended December 31, 2002, 2003, and 2004 we recorded no compensation expense for this plan.
      Additionally, the Valor Telecom Executive Incentive Plan was implemented on April 1, 2002 whereby certain executives were granted phantom stock units that allowed them to participate, on a pro-rata basis, in the appreciation of the Class A preferred interests and Class A common interests of Valor Telecommunications, LLC, or VTC. We account for the Valor Telecom Executive Incentive Plan in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. Under this method, the amount by which the unit market value exceeds the unit value specified under the plan when the instruments are granted is charged to compensation expense over the appropriate vesting period.
      In each of these plans, the underlying equity instruments were not equivalent in value to the common stock that was sold in the offering. As a result of our reorganization, the holders of options to purchase Class B common interests in VTS did not receive the right to purchase an equal number of shares of our common stock for the $1.00 exercise price. The terms and conditions set forth in the VTS LLC agreement governed the conversion of the outstanding Class B common interests in VTS. The value of these Class B common interests did not exceed the exercise price. Accordingly, holders of options under VTS Equity Incentive Non-Qualifying Stock Option Plan received no cash and none of our shares in exchange for the options that are vested at the date of completion of our offering. Accordingly, based on the initial public offering price of $15.00 per share, the intrinsic value of the options to purchase Class B interests in VTS is $0. The interests held in the Valor Telecom Executive Incentive Plan were converted into our common shares pursuant to the terms and conditions set forth in the VTC LLC agreement.
      Significant Factors, Assumptions, and Methodologies Used in Determining our Fair Value. Members of our management possessing the requisite valuation experience estimated the fair value of the options granted under the VTS Equity Incentive Non-Qualifying Stock Option Plan. Additionally, we have estimated the fair value of our redeemable preferred interests in order to determine the amount of compensation we are required to record associated with the phantom stock units issued under the Valor Telecom Executive Incentive Plan at each reporting date. We did not obtain contemporaneous valuations by an unrelated valuation specialist because, at the time of the issuances of stock options during this period, we believed that our management possessed the requisite valuation expertise to prepare a reasonable estimate of the fair value of the interests.

      Determining the fair value of our common and preferred equity interests requires us to make complex and subjective judgments. We used the income approach to estimate the value of our enterprise at each date options were granted and at each reporting date for purposes of valuing the interests held in the Valor Telecom Executive Incentive Plan. The income approach involves applying the appropriate discount rate to estimated cash flows that are based on our forecasts of revenues, costs, and capital expenditures. Our revenue forecasts are based on expected annual overall growth rates ranging from 0% to 2%. We have assumed that we will continue to gain efficiencies in our business that will allow us reduce our expenses in certain areas and control the increase of our expenses in other areas. There is inherent uncertainty in these estimates. The assumptions underlying the estimates are consistent with our business plan. For this analysis, we used our weighted-average cost of capital to discount the estimated cash flows; however, if a different weighted-average cost of capital had been used, the valuation would have been different. We believe this methodology gives appropriate consideration to the inherent risks and uncertainties involved with making these estimates.
      The enterprise value was then allocated to preferred and common interests pursuant to the terms and conditions set forth in the limited liability company agreement. After first allocating the value to the secured and unsecured obligations of the company, the remaining value was allocated as follows:

•	Class A preferred interests up to the “Class A Preferred Capital Amount,” defined as $1.00 per interest;

•	Class A common interests up to the “Class A Common Capital Amount,” defined as $1.00 per interest;

•	Ratably among Class A and Class B preferred interests up to the “Preferred Appreciation Amount”, defined as an appreciation amount equal to interest on the “Class A Preferred Capital Amount” on each interest at a rate of 20% per year, compounded quarterly; and

•	Ratably among the holders of the Class A common interests.
      We assessed our estimates for reasonableness by comparing our estimated enterprise value to that of other publicly traded companies in our industry. This assessment confirmed to us that our estimates of our enterprise value were reasonable.
      As disclosed more fully in Note 17 to our Consolidated Financial Statements, we determined that the phantom stock units issued under the Valor Telecom Executive Incentive Plan had no value for the year ended December 31, 2003. The reasons for the difference in our estimate of fair value of the phantom stock units held in the Valor Telecom Executive Incentive Plan on each of the previous reporting dates and the fair value based on the initial public offering price of $15.00 per share are attributed to the following events, all of which occurred in the fourth quarter of 2004.

•	We completed our debt recapitalization, which substantially lowered our cost of debt;

•	We committed to complete our reorganization that simplified our capital structure and lowered our overall cost of capital primarily due to the anticipated exchange of preferred interests for common interests;

•	We committed to amend our credit agreement to permit the payment of dividends;

•	We amended the terms of the offering covered by the registration statement on file with the commission to reflect a structure that would allow us to pay a $1.44 per share dividend on our common stock we sold in the Offering; and

•	An increasing trend towards higher valuations for public companies that offer shareholders the opportunity to receive dividends such as we intend to pay.
      As a result, for the year ended December 31, 2004, we recorded $1.3 million of compensation expense to reflect the impact of the initial public offering on the fair value of the phantom stock units.

Access Line Trends
      Telephone access lines are an important element of our business. As of December 31, 2002, 2003 and 2004, our access line counts were 571,308, 556,745 and 540,337, respectively. The monthly recurring revenue we generate from end users, the amount of traffic that traverses our network and related access charges generated from other carriers, the amount of USF revenue received and most other revenue streams are directly related to the number of access lines in service. Excluding the effect of the KCC acquisition, we have lost access lines in each of the last three years. We expect to continue to lose access lines in 2005 at a rate approximately equal to 2004 line loss.
      Competition from wireless service providers is intensifying as the coverage of their networks improves and the price of their product offerings continues to become more attractive to consumers in our markets. In addition, as voice over Internet protocol, or VoIP, becomes a more viable product, new competitors could enter our markets and existing competitors could become more formidable. More specifically, cable television operators in some of our markets already offer a broadband product in the form of a high-speed cable modem. VoIP could allow them to offer telephony services to our customers that would bypass our network altogether. If these cable television operators or any other competitors were to successfully offer a VoIP product in any of our markets, we could lose a significant amount of our access lines and revenues in those markets.
      Reflecting a general trend in the rural local exchange carrier industry, the number of access lines that we serve as an incumbent local exchange carrier has been decreasing. Several factors contribute to our belief that we may experience continued pressure on our access line counts and that this trend will likely continue into the foreseeable future. One factor is the increasing availability of DSL service, which allows a customer to receive high-speed data and voice service on the same telephone line, and therefore eliminates the need for customers to maintain a second telephone line exclusively for dial-up Internet access. As we increase the penetration of our DSL service, this likely will impact our ability to sell new or maintain existing second lines. In addition, customers may substitute wireless phones for their additional telephone lines, and in some cases, for their main telephone lines. Finally, and as discussed above, the emerging presence of competitors offering alternatives to our telephone services that utilize technologies that do not rely on our network could cause us to experience future access lines losses.
      In our largest market, in which we serve 71,000 access lines as of December 31, 2004, Cox Communications, the incumbent local cable television operator, began offering an alternative local telephone service in November 2004. We will likely experience continued pressure on overall access line counts because of this activity. In particular, we have recently experienced, and expect to continue to experience, on average, a higher rate of access line loss in the first several months following the initial launch of service by this competitor than we have previously experienced.
      We will attempt to continue to execute our strategy of increasing revenues per access line through the selling of bundled product offerings that include long distance and DSL. We have implemented a number of initiatives to gain new access lines, and retain existing access lines, including the offering of discounts to customers who agree to take service from us for a one-year period, the offering of a “triple play” bundle that includes satellite television services billed on our bill, and promotional offers, including discounted second lines. Also, we hope to retain existing customers through the provision of compelling service offerings and high quality customer service. These efforts may act to mitigate the financial impact of any access line loss we may experience. However, if these actions fail to mitigate the financial impact of access line loss, or we experience a higher degree of access line loss, it could have an adverse impact on our revenues and earnings.
Results of Operations
      We have two operating segments, rural local exchange carrier, or RLEC, and Other.
      As an RLEC, we provide regulated telecommunications services to customers in our service areas. These services include local calling services to residential and business customers, as well as providing interexchange carriers (IXC) with call origination and termination services, on both a flat-rate and usage-sensitive basis, allowing them to complete long distance calls for their customers who reside in the Company’s service areas.
      In Other, we provide unregulated telecommunications services to customers throughout our RLEC service areas. These services include long distance and Internet services. Long distance is provided through resale agreements with national long distance carriers.
      We have considered the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and determined the operating segments are considered one reportable segment as further described in Note 2 to the “Consolidated Financial Statements” in the F-pages of this annual report.
      The following table sets forth several key metrics:

	Year Ended December 31,

	2002	2003	2004

Total revenue (in thousands)	$479,883	$497,334	$507,310
Ending access lines(1)	571,308	556,745	540,337
Average access lines	574,922	564,027	548,541
Average revenue per access line per month	$69.56	$73.48	$77.07
Long distance subscribers	130,622	188,526	216,437
Penetration rate of total access lines	23%	34%	40%
DSL subscribers	3,510	8,779	22,884
Penetration rate of total access lines	1%	2%	4%

(1)	We calculate our access lines in service by counting the number of working communication facilities that provide local service that terminate in a central office or to a customer’s premises. Non-revenue producing lines provisioned for company official use and for test purposes are included in our total access line counts. There were 12,615, 13,248 and 14,344 non-revenue producing lines included in our total access line count at December 31, 2002, 2003 and 2004, which represented 2.2%, 2.4% and 2.7% of our total access line counts, respectively.
      The following table sets forth our revenues for the periods shown:

	Year Ended December 31,			% Change

	2002	2003	2004	2002-2003	2003-2004

	(Dollars in thousands)
Local service	$147,130	$156,369	$158,404	6%	1%
Data services	20,741	20,990	25,239	1%	20%
Long distance services	22,961	30,816	38,350	34%	24%
Access services	133,037	132,047	126,838	(1)%	(4)%
Universal Service Fund	121,607	119,727	120,045	(2)%	0%
Other ancillary services	34,407	37,385	38,434	9%	3%

	$479,883	$497,334	$507,310	4%	2%

Consolidated Operating Revenues
      We have been able to generate increases in our revenue in each of the last two years by executing a strategy of selling additional services to existing customers and increasing average revenue per line through a combination of new product offerings and bundling of various services. New product offerings include DSL, long distance and other enhanced calling features. To date, the increases in revenue related to this strategy have more than offset the declines in revenue that we have experienced from access line losses. If we continue to lose access lines or if we are unable to continue to successfully execute our strategy, it could slow the rate of our revenue growth or cause our revenue to decline, either of which could have an adverse effect on our results of operations, financial condition and liquidity.

Year ended December 31, 2004 compared to year ended December 31, 2003
      Local Service Revenues. Local service revenues increased $2.0 million to $158.4 million in 2004 from $156.4 million in 2003. Revenues from extended area services decreased by $1.5 million due to the termination of an agreement we had with another carrier whereby we were compensated for terminating extended area local calls that originated on their network to our customers. Revenues from the provision of basic service decreased $1.6 million primarily as a result of access line loss. The decrease is offset by an increase of $4.1 million of revenue from the favorable resolution of a regulatory proceeding we had pending before the Texas Public Utility Commission (“TPUC”) related to an expanded local calling surcharge. The petition we had pending with the TPUC requested authorization for us to bill this surcharge. The TPUC granted us interim approval to bill the surcharge in April 2003 but stipulated that all amounts billed were subject to refund pending the ultimate resolution of our petition. In November 2004, the TPUC ruled in our favor and granted our petition. Upon receiving this ruling, we recorded all amounts that we had billed and previously deferred under the interim order as revenue. The $4.1 million represents $0.6 million per quarter dating back to the 2nd quarter of 2003 when we began billing the surcharge. We will continue to bill and record $0.6 million per quarter through the end of 2005, at which time we will no longer be allowed to assess this charge to our customers per the terms of the ruling from the TPUC. Enhanced services sales increased $0.9 million. The remaining $0.1 million increase is due to various other items.
      Data Services Revenues. Data services revenues increased $4.2 million to $25.2 million in 2004 from $21.0 million in 2003. DSL revenues increased $3.1 million as the number of DSL subscribers grew to 22,884 at December 31, 2004. This represents a 161% increase compared to the number of DSL subscribers at December 31, 2003. Revenues for providing dial-up internet access increased $0.9 million as a result of an increase in the subscriber base. The remaining $0.2 million increase is due to various other items.
      Long Distance Services Revenues. Long distance services revenues increased $7.6 million to $38.4 million in 2004 from $30.8 million in 2003. Direct-dialed and flat rate plan revenues increased $4.3 million due to adding an average of 43,000 subscribers and monthly recurring revenue increased $3.8 million due to a rate increase. These increases were partially offset by $0.5 million in other various items such as Calling Card revenue.
      Access Services Revenues. Access services revenues decreased $5.2 million to $126.8 million in 2004 from $132.0 million in 2003. Switched access revenues decreased $3.7 million, which was primarily attributable to lower interstate access rates that went into effect on July 1, 2003. Revenues decreased $0.8 million as a result of the termination of a contract under which we provided dedicated facilities on one of our microwave towers. These two decreases were partially offset by a $0.5 million increase in special access revenue as special circuits ordered by long distance carriers continued to increase. The remaining decrease is due to various other items including loss of access line counts.
      USF Revenues. There were no meaningful changes in USF revenues.
      Other Services Revenues. Other services revenues increased $1.0 million to $38.4 million in 2004 from $37.4 million in 2003. $2.0 million of this increase stemmed from the leasing of additional facilities by competitive local telephone companies to deliver service to their customers in our markets and compensation related to cellular traffic that crosses our networks. This increase was offset by a decrease of $0.8 million in sales of customer premises equipment.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Local Service Revenues. Local service revenues increased $9.3 million, or 6%, to $156.4 million in 2003 from $147.1 million in 2002, despite declining access lines during the period. Revenue from the provision of basic service decreased $2.3 million primarily as a result of access line loss. This access line related loss was more than offset by an increase of $9.0 million in enhanced services, primarily resulting from our bundle strategy. The remainder of the increase was from activation and reconnection charges.
      Data Services Revenues. Data services revenues improved 1% in 2003 to $21.0 million from $20.7 million in 2002. DSL revenues increased $1.8 million and other data revenue increased $1.7 million. The number of DSL subscribers grew by 5,269 during the year. The increase in the number of DSL subscribers represents a 150% increase from 2002. We have been able to grow our data services revenues despite the loss of substantially all the revenue from one of our large Internet service provider customers. The loss of this customer represented a $3.2 million decrease in revenues during 2003.
      Long Distance Services Revenues. Long distance services revenues increased $7.8 million, or 34%, to $30.8 million in 2003 from $23.0 million in 2002. Our flat rate plans and direct-dialed long-distance products increased $10.1 million. This increase was partially offset by a reduction in local toll revenue of $2.3 million, or 37%, compared to the previous year. This results primarily from customers switching to one of our new plans offering toll-free local calling or switching to alternate lower cost service providers.
      Access Services Revenues. Access services revenues declined $1.0 million to $132.0 million in 2003 from $133.0 million in 2002. Switched access revenues decreased approximately $4.8 million, which was primarily attributable to lower access rates. Lower switched access revenue was partially offset by higher special access and end user revenues. Special access revenues increased by $1.6 million as the demand for special circuits ordered by long distance carriers to transport their customers’ voice and data traffic continued to improve. End user revenues increased by $2.2 million, of which $3.8 million was due to an increase in rates, offset by a $1.6 million reduction resulting from a loss in access lines.
      USF Revenues. USF revenues declined $1.9 million, or 2%, to $119.7 million in 2003 from $121.6 million in 2002. Texas State USF revenues declined $1.1 million in 2003 compared to 2002 as a result of a loss in access lines.
      Other Services Revenues. Other services revenues increased $3.0 million, or 9%, to $37.4 million. $2.4 million of the increase was related to competitive local telephone companies leasing additional facilities to service their customers in our markets. The remaining $0.6 million increase was due primarily to higher directory advertising and other miscellaneous items.

Operating Expenses
      Cost of Service. Cost of service includes operational costs of owning and operating our facilities, cost of leasing other facilities to interconnect our network, access charges paid to third parties to transport and terminate toll calls, and the cost of sales of customer premises equipment.
      Selling, General and Administrative. Selling, general and administrative expenses represent the cost of billing our customers, operating our call centers, performing sales and marketing activities in support of our efforts to grow revenues, and other general corporate support activities.
      Depreciation and Amortization. Depreciation and amortization includes depreciation of our communications network and equipment.
      The following table sets forth operating expenses for the periods shown:

	Year Ended December 31,			% Change

	2002	2003	2004	2002-2003	2003-2004

	(Dollars in thousands)
Cost of service	$113,891	$106,527	$104,934	(6)%	(1)%
Selling, general and administrative	133,468	126,896	138,804	(5)%	9%
Depreciation and amortization	73,273	81,638	86,451	11%	6%

	$320,632	$315,061	$330,189	(2)%	5%

Consolidated Operating Expenses
      There are a number of factors that could cause our expenses to increase in the future, including but not limited to:

•	If we were to determine that our goodwill were to become impaired we would be required to write off the impaired amount under the provisions of FASB 142;

•	Our ability to successfully negotiate a new collective bargaining agreement with the Local 6171 and Local 7019 of the Communications Workers of America. One of the contracts expires on February 14, 2006. The other agreement, covering our non-Kerrville employees, expired February 28, 2005. On March 4, 2005, after a five day extension, we reached a tentative three-year collective bargaining agreement that was subject to ratification by the CWA membership. On March 24, 2005, the union membership voted upon but failed to ratify the tentative agreement. We and CWA have agreed to extend the expired agreement through April 15, 2005. During this period we plan to continue our efforts to gain union membership approval of a new collective bargaining agreement. However, the failure to obtain this approval could have an adverse effect on our business.

•	Increasing costs of providing healthcare, pension and other postretirement benefits to our existing and former employees;

•	In connection with our initial public offering, we assessed our current management compensation plans to coincide with that of a public company. Implementing these plans will result in additional costs;

•	Increased costs associated with our responsibilities as a public company; and

•	The increased presence of competitors in our markets and incremental costs we might incur to retain our existing customers or implement new product offerings.
      Our inability to effectively manage any or all of these items could cause our operating expenses to increase in the future and have an adverse effect on our results of operations and financial condition.

Year ended December 31, 2004 compared to year ended December 31, 2003
      Cost of Service. Cost of service decreased $1.6 million to $104.9 million in 2004 from $106.5 million in 2003. The decrease was attributable to, among other factors, costs for external circuits and network capacity, which declined $2.1 million as a result of efficiencies gained from upgrades we made to our network. In addition, costs to maintain and operate our network declined $1.1 million as a result of the investment we made in our telecommunications infrastructure. Furthermore, a favorable change in estimate from a previously recorded loss contingency caused a reduction of $0.8 million and there was a $0.7 million decrease in the amounts that we paid to cellular carriers for traffic settlements.
      Offsetting the above noted decreases was a $2.0 million increase in access charges paid to third parties related to the increase in usage from our increasing long distance subscriber base and a $1.4 million increase in employee related benefit costs.
      Selling, General and Administrative. Selling, general and administrative increased $11.9 million to $138.8 million in 2004 from $126.9 million in 2003. The increase was primarily attributable to a $5.0 million one-time transition payment made to our former CEO, $5.1 million in bonuses to management related to the debt recapitalization, $1.5 million charge for probable losses associated with certain legal and tax contingencies and $1.3 million of non-cash compensation expense related to the fair value of the Valor Telecom Executive Incentive Plan phantom stock units. Additionally, we recorded a $3.4 million one-time benefit in 2003 upon recovering amounts that we had previously written off as a result of MCI WorldCom’s 2002 bankruptcy. We have also increased sales and marketing $1.4 million due to increased DSL promotions, telemarketing and other back office support costs. Finally, there was a $0.3 million increase in employee related benefit costs.

      Offsetting the above noted increases were decreases of $3.5 million due to vendor price reductions associated with certain back-office functions we have outsourced to a third party service provider and $2.3 million in bad debt expense as a result of improvements we have made to our collections processes.
      Depreciation and Amortization. Depreciation and amortization increased $4.9 million to $86.5 million in 2004 from $81.6 million in 2003. Higher depreciation expense resulted from the increased investment in property, plant, and equipment as a result of our spending on capital projects to improve our network infrastructure.

Year ended December 31, 2003 compared to year ended December 31, 2002
      Cost of Service. Cost of service decreased $7.4 million, or 6%, to $106.5 million in 2003 from $113.9 million in 2002. Costs for external circuits and network capacity declined $5.4 million as a result of efficiencies gained from upgrades we made to our network. Costs to maintain and operate our network declined $6.6 million as a result of the investment we made in our telecommunications infrastructure. Additionally, cost of goods sold for customer premises equipment decreased $2.1 million as sales for this equipment slowed during 2003. These decreases were partially offset by higher access charges of $7.4 million paid to third parties related to the increase in usage from our increasing long distance subscriber base. Other miscellaneous items contributed the remaining decrease of $0.7 million.
      Selling, General and Administrative. Selling, general and administrative expenses decreased $6.6 million, or 5%, to $126.9 million in 2003 from $133.5 million in 2002. We recorded a $5.0 million charge during 2002 as a result of one of our largest customers, MCI WorldCom, declaring bankruptcy. In 2003, we sold the receivables related to the charge and negotiated setoff of amounts owed by us to MCI WorldCom against amounts owed by MCI WorldCom to us, recovering approximately $3.4 million. The effect of these transactions decreased our expense in 2003 as compared to 2002 by $8.4 million. Offsetting this reduction in expense was an increase of $1.8 million of various other miscellaneous expenses.
      Depreciation and Amortization. Depreciation and amortization expense increased by $8.4 million, or 11%, to $81.6 million during 2003 as compared to 2002. Higher depreciation expense resulted from our spending on capital projects to improve our network infrastructure.
Interest Expense
      The following table sets forth interest expense:

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Interest Expense	$127,365	$119,185	$110,287
      In each case, our decrease in interest expense was due to lower average principal outstanding on our senior debt and decrease in interest rates on our variable debt.
Loss on Interest Rate Hedging Arrangements
      The following table sets forth our loss on interest rate hedging arrangements:

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Loss on interest rate hedging arrangements	$(12,348)	$(2,113)	$(126)
      The adjustment to mark our hedging arrangements to market value resulted in non-cash income of $8.9 million and $8.5 million for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2002, our adjustment to mark our hedging arrangements to market value resulted in non-cash expense of $2.7 million. The remaining losses relate to cash settlements during the periods. These hedging arrangements expired in November 2004. We entered into a new arrangement to hedge our interest rate risk, as prescribed by the terms of our amended credit facility, in March 2005.
Earnings from Unconsolidated Cellular Partnerships, Loss on Debt Extinguishment, Impairment on Investment in Cellular Partnerships and Other Income and Expense
      The following table sets forth other income and expense for the periods shown:

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Earnings from unconsolidated cellular partnerships	$2,757	$3,258	$1,113
Impairment on investments in cellular partnerships	—	—	(6,678)
Loss on extinguishment of debt	—	—	(62,975)
Other income and (expense), net	(870)	(3,376)	(25,116)
      Earnings from unconsolidated cellular partnerships represent our share of the earnings in the equity interest of the two cellular partnerships acquired in 2002 as part of the KCC acquisition.
      In 2004, a wireless competitor began constructing facilities in areas serviced by our unconsolidated cellular partnerships. This has resulted in a significant decrease in roaming revenue further decreasing our earnings from the unconsolidated cellular partnerships. In light of the financial results of the cellular partnership in 2004, we assessed the recoverability of the investments in the unconsolidated cellular partnerships, which resulted in an impairment charge of $6.7 million to the statement of operations.
      In connection with our debt recapitalization on November 10, 2004, we recorded a $63.0 million loss on extinguishment of debt. The loss on extinguishment of debt relates to prepayment fees and premiums and write-off of debt issuance costs related to our existing indebtedness and transaction fees and costs related to our new facility that were included in the calculation of the loss on extinguishment of debt under the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”
      Other income and expense, net includes the portion of income and loss allocated to shareholders who hold redeemable preferred interests in Valor Telecommunications Southwest, LLC and various other miscellaneous income and expense items, including interest income on our cash balances held at financial institutions. The increase of $21.7 million in 2004 is primarily attributable to the purchase of substantially all outstanding equity interests from a group of individual investors associated with our recapitalization, which resulted in $18.0 million of expense and offering costs of $7.0 million that were expensed as a result of our decision not to pursue the previously planned public offering of income deposit securities.
Income Taxes
      The following table sets forth income taxes for the periods shown:

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Income tax expense	$1,649	$2,478	$665
      The income taxes represent those of Valor Telecommunications Southwest II, LLC, which has elected to be taxed as a corporation for federal income tax purposes. (See Note 2, “Summary of Significant Accounting Policies” and Note 11, “Income Taxes” of our consolidated financial statements for an expanded discussion of income taxes.)
      The principal reason for the difference between our effective income tax rate and the U.S. federal statutory income tax rate is income (loss) from consolidated subsidiaries that are treated, for federal income tax purposes, as partnerships. For the year ended December 31, 2004, our effective income tax rate was further impacted by permanent differences associated with the purchase of minority interests and our impairment charge on investment in cellular partnerships.
      Prior to our reorganization, substantially all of the operations of Valor elected partnership treatment for income tax purposes. Following the completion of the Offering and the related reorganization, all partnership operations of Valor became wholly-owned (directly or indirectly) by the company, and the operations of the company and all wholly-owned subsidiaries and affiliates became included in a consolidated federal corporate tax return. Going forward, this will result in our overall effective income tax rate approximating the federal statutory rate. As a result of the reorganization, we recorded deferred tax positions related to differences between financial reporting and tax bases of our assets and liabilities and net operating losses incurred prior to becoming a taxable entity.
Minority Interest
      The following table sets forth the minority interest for the periods shown:

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Minority interest	$(13)	$(254)	$(142)
      Minority interest reflects the share of income and loss of minority shareholders who hold common interests in Valor Telecommunications Southwest, LLC and Valor Telecommunications Southwest II, LLC.
Discontinued Operations
      The following table sets forth discontinued operations for the periods shown:

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Discontinued operations	$(3,461)	$108	$—
      We sold our competitive local exchange carrier in Texas during April 2002 to NTS Communications for a negligible amount. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for us on January 1, 2002, the revenue, costs and expenses and cash flows of our competitive local exchange business have been excluded from the respective captions in our consolidated statements of operations and consolidated statements of cash flows, and have been reported through their respective dates of separation as “Income (loss) from discontinued operations” and as “Net cash used in discontinued operations.”
      In connection with the sale, we recorded a liability of approximately $2.0 million related to certain employee termination benefits and other exit costs such as non-cancelable leases. As of December 31, 2003 and 2002, approximately $0.1 million and $0.4 million, respectively, of the $2.0 million had not been paid. As of December 31, 2004, a minimal amount remained unpaid. These amounts have been classified as current liabilities in the consolidated balance sheets. Income from discontinued operations of $0.1 million in 2003 represents a revision to the estimates we made in 2002 for recording certain employee termination benefits and other exit costs.
Financial Condition and Liquidity
      Financial Condition. As of December 31, 2004, we had total debt, net of cash and cash equivalents, of $1,585.8 million and $6.5 million of common owners’ equity, compared to net debt of $1,469.2 million and $49.9 million of common owners’ equity at December 31, 2003. Historically, we have used excess cash generated through operations to pay down long-term debt. As a result, we generally maintained a negative working capital balance. We had a negative working capital balance of $46.2 million at December 31, 2003. However, at December 31, 2004, we had a positive working capital balance of $15.1 million. Our positive working capital was primarily attributable to the fact that we did not utilize excess cash to pay down long-term debt after our debt recapitalization in November 2004.
      In accordance with our dividend policy, we intend to distribute, as dividends, a substantial portion of cash generated by our business in excess of operating needs, interest and principal payments on indebtedness and capital expenditures.
      As discussed in more detail below, our management believes that our operating cash flows, cash and cash equivalents, and borrowing capacity under our new credit facility will be sufficient to fund our capital and liquidity needs for the foreseeable future.
     Cash Flows

	For the Years Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Net cash provided by operating activities	$150,383	$166,065	$143,716
Net cash used in investing activities	(216,773)	(66,299)	(34,858)
Net cash provided by (used in) financing activities	71,015	(99,465)	(93,225)
Net operating cash used in discontinued operations	(3,662)	(176)	(13)

Net increase in cash and cash equivalents	$963	$125	$15,620

      Operating Activities. Net cash provided by continuing operations of $143.7 million in 2004, was generated primarily by adjustments to our loss from continuing operations of $27.8 to exclude non-cash items, loss on debt extinguishment and reorganization items of $177.9 million. The most significant non-cash item in 2004 was depreciation and amortization expense of $86.5 million. In connection with our debt recapitalization we recognized $63.0 million of a loss on debt extinguishment. We also recognized $18.0 million as a reconciling item to cash provided by continuing operations related to expense incurred in connection with our cash payment to minority shareholders in connection with our reorganization. Net cash provided by continuing operations of $166.1 million in 2003 was generated primarily by $58.1 million of income from continuing operations, adjusted to exclude non-cash items of $103.1 million. The most significant non-cash items in 2003 were depreciation and amortization expense of $81.6 million and non-cash interest expense related items of $17.4 million, which includes amortization of debt issuance costs, unrealized gain on hedging arrangements, and non-cash interest expense on our senior subordinated debt.
      Net cash provided by continuing operations of $150.4 million in 2002, was generated primarily by $19.8 million of income from continuing operations, adjusted to exclude non-cash items of $124.8 million. The most significant non-cash items were depreciation and amortization expense of $73.3 million, non-cash interest expense related items of $42.2 million, and $11.4 million of bad debt expense. Cash flows from continuing operations were also favorably impacted by working capital improvements of $3.3 million.
      Investing Activities. Cash used in investing activities was $34.9 million in 2004, $66.3 million in 2003, and $216.8 million in 2002. Our investing activities consist primarily of capital expenditures for property, plant and equipment. We fund capital expenditures to deploy new network services, modernize our property, plant and equipment, position our network infrastructure for future growth, and to meet regulatory obligations.
      Capital expenditures for the years ended 2002, 2003 and 2004 were $89.5 million, $69.9 million and $65.5 million, respectively. Since the beginning of 2001, we have invested approximately $332.8 million to replace and upgrade many facets of our infrastructure, including:

•	modernizing our networks with the latest technology to allow us to offer new and innovative products;

•	replacing outside plant in areas that generated abnormally high maintenance costs;

•	implementing operational support systems to enhance our productivity in the areas of customer service and network monitoring;

•	upgrading our fleet with newer and more reliable vehicles; and

•	implementing financial systems.
      The initiatives outlined above have been completed, and we believe they have provided us with an infrastructure that can support our current growth prospects and be maintained with less capital spending than in the past. Therefore, we anticipate that capital spending for 2005 will decline to approximately $58.8 million.
      Investing activities during 2004 include proceeds from the redemption of our RTFC capital certificate of $31.1 million that occurred in connection with our debt recapitalization. Investing activities during 2002 include cash paid of $128.1 million to acquire all the outstanding common stock, preferred stock and common stock equivalents of KCC. Cash used in investing activities was partially offset by distributions of $1.9 million in 2004, $3.5 million in 2003, and $1.9 million in 2002, received from our equity investment in two wireless partnerships. Future cash distributions from these equity investments are uncertain.
      Financing Activities. Cash used by financing activities was $93.2 million in 2004 and $99.5 million in 2003, compared to cash provided by financing activities of $71.0 million in 2002. These changes are principally due to the net incremental borrowings of long-term debt of $135.8 million and $39.2 million in 2004 and 2002, respectively, and net incremental payments of $100.0 million in 2003. Cash used by financing activities in 2004 also includes our $18.6 million purchase of ownership interests from certain individual investors, redemption of certain redeemable preferred, common and minority interests totaling $159.4 million and payment of prepayment fees and transaction costs of $11.4 million and $31.3 million, respectively. Cash provided by financing activities in 2002 includes the proceeds from partner capital contribution of $46.1 million, which together with the additional borrowings of $82.0 million, was used primarily to acquire all the outstanding common stock, preferred stock and common stock equivalents of KCC.
      Historically, we have managed our cash on hand through the use of revolving credit facilities to maximize the amount of debt repayment.
Outstanding Debt and Existing Financing Arrangements
      As of December 31, 2004 we had various financing arrangements outstanding with a total borrowing capacity of $1,702.9 million. Of this total borrowing capacity, $100.0 million was available under a revolving credit facility and $1,602.9 million was outstanding as debt (refer to Note 9 to the consolidated financial statements for more details on outstanding debt).
Outstanding Senior Subordinated Notes
      In November 2004, we repaid in full $314.3 million aggregate principal amount of 10% Senior Subordinated Notes due 2010 that had been issued by Valor Telecommunications Southwest, LLC. Until our pro forma fixed charge coverage ratio equaled or exceeded 1.00 to 1.00, our 10% Senior Subordinated Notes did not pay cash interest, but accrued interest at 12.0% per annum that was converted into additional note principal. During the years ended December 31, 2002 and 2003, we converted $32.6 million and $17.8 million, respectively, of interest into additional note principal. During 2003, we reached the pro forma fixed charged coverage ratio of 1.00 to 1.00 and began making cash interest payments on our 10% Senior Subordinated Notes in December 2003.
Debt Recapitalization
      On November 10, 2004, we entered into a new $1.3 billion senior secured credit facility, which we refer to as our “existing credit facility,” consisting of a $100.0 million senior secured revolving facility and a $1.2 billion senior secured term loan. At the same time, we entered into a $265.0 million senior secured second lien loan and a $135.0 million senior subordinated loan. We used the proceeds of the existing credit facility, the second lien loan and the subordinated loan to (i) repay all amounts owed under our previous senior credit facilities; (ii) redeem $325.5 million of 10% senior subordinated notes due 2010 held primarily by our equity sponsors, including interest accrued thereon; (iii) redeem $134.1 million of preferred interests and $16.5 million of Class C interests held by our existing equity investors, including our equity sponsors, in our subsidiary Valor Telecommunications, LLC, or VTC, (iv) redeem $8.8 million of preferred minority interests our equity investors held in Valor Telecommunications Southwest, LLC, or VTS, a subsidiary of VTC, and (v) pay $30.7 million in associated transaction costs.
Amended Credit Facility and Issuance of Senior Notes
      In connection with our initial public offering, we issued 7 3/4% senior notes due in 2015 for net proceeds of $386,800. The proceeds from the issuance of the senior notes were used to repay existing indebtedness.
      In connection with the initial public offering we amended our senior credit facility. The amended senior credit facility resulted in the reduction of the commitment amount of Tranche B Term Loan to $750,000, Tranche C Term Loan to $50,000 and Tranche D Term Loan to $5,556. The reduction of the amended credit facility was primarily funded from the net proceeds of the Offering. Under the amended credit facility, the entire principal balances on Tranches B, C and D are due at maturity, February 2012.
      Interest on Tranche B bears interest based on LIBOR plus 2% and is payable no less than monthly. Interest on the Tranches C and D is fixed at 6.38% and is due quarterly. We entered into an agreement to reduce the risk of interest rate volatility of our indebtedness in March 2005.
      Covenants. Our amended credit facility contains negative covenants that, among other things, limit or restrict our ability (as well as those of our subsidiaries) to: create liens and encumbrances; make investments, incur debt, enter into loans, merge, dissolve, liquidate or consolidate our business; make acquisitions, make dispositions or transfers; declare dividends or distributions; amend material documents; change the nature of our business; or make certain restricted payments (other than certain permitted restricted payments); engage in certain transactions with affiliates; enter into sale/leaseback or off-balance sheet transactions; become general or limited partners or joint venturers with any party other than with certain of our subsidiaries and make changes to our fiscal year.
      In addition, the financial covenants under our new credit facility require us to maintain certain financial ratios. Our ratio of Adjusted EBITDA to net interest expense for any measurement period of four fiscal quarters ending during any such period set forth below must be above the ratio set forth for such period:

Period	Ratio

Closing of new credit facility, to end of fiscal quarter ending March 31, 2006; and	2.50 to 1.0
Thereafter	2.75 to 1.0
      We may not permit our ratio of total debt (defined as total debt minus the sum of debt incurred to maintain our investment in RTFC subordinated capital certificates, and minus, to the extent no amounts are outstanding on the new revolver, cash and cash equivalents) to Adjusted EBITDA on any date of determination to exceed 5.25 to 1.0
      Adjusted EBITDA is defined in our new credit facility as: (1) consolidated adjusted net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated adjusted net income: (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) nonrecurring expenses related to the Offering, issuance of senior notes, our recent recapitalization and the other transactions; (e) other nonrecurring or unusual costs or losses incurred after the debt recapitalization date, to the extent not exceeding $10.0 million; (f) unrealized losses on financial derivatives recognized in accordance with SFAS No. 133; (g) losses on sales of assets other than in the ordinary course of business; and (h) all other non-cash charges that represent an accrual for which no cash is expected to be paid in a future period; minus (3) the following items, to the extent any of them increases consolidated adjusted net income; (v) income tax credits; (w) interest and dividend income (other than in respect of RTFC patronage distribution); (x) gains on asset disposals not in the ordinary course; (y) unrealized gains on financial derivatives recognized in accordance with SFAS No. 133; and (z) all other non-cash income.
      Under the new credit facility, dividends are restricted as follows:

•	Under the restricted payments covenant, we may use all of our available cash for the period (taken as one accounting period) from the first full fiscal quarter that starts after the date of the closing of the new credit facility to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such payment, plus certain incremental amounts described in the new credit facility, for the payment of dividends, but we may not in general pay dividends in excess of such amounts. “Available cash” will be defined in the new credit facility as, on any date of determination, for the period commencing on the first day of the first full fiscal quarter that starts after the date of the closing of the new credit facility and ending on the last day of the fiscal quarter most recently ended for which a compliance certificate has been delivered, an amount equal to the sum (as calculated for us and our subsidiaries on a consolidated basis) of: (a) Adjusted EBITDA for such period minus (b) to the extent not deducted in the determination of Adjusted EBITDA, the sum of the following: (i) interest paid or accrued in such period (but not including amortization of deferred transaction costs or other non-cash interest expense); (ii) capital expenditures during such period (other than, if in excess of a certain amount, any thereof financed with the proceeds of permitted debt, and any thereof financed with equity or from the proceeds of permitted asset sales or casualty events); (iii) payments made for permitted acquisitions (other than any thereof financed with the proceeds of permitted debt or equity); (iv) certain other permitted investments; (v) scheduled principal payments, if any, during such period; (vi) mandatory prepayments required under the new credit facility made during such period, other than mandatory prepayments of swing line loans and prepayments made to finance our investment in RTFC subordinated capital certificates; (vii) cash taxes paid during such period; (viii) costs and expenses associated with any permitted securities offering, investment, acquisition or debt offering (in each case, whether or not successful); and (ix) the cash cost of any extraordinary or unusual losses during such period; plus (c) to the extent not included in the determination of Adjusted EBITDA, interest and dividends received in cash.

•	Under the new credit facility, we may only pay dividends if our total leverage ratio for the most recently ended fiscal quarter is equal to or less than 5.0 to 1.0.

•	We are prohibited from paying dividends if an event of default under the new credit facility has occurred and is continuing. In particular, it will be an event of default if:

•	our total leverage ratio, as defined above, exceeds 5.25 to 1.0; or

•	our interest coverage ratio for the four-quarter period ended on the last day of any fiscal quarter on or prior to March 31, 2006, is less than 2.50 to 1.0, and thereafter 2.75 to 1.0.
     Senior Notes
      The indenture that governs the senior notes we issued simultaneously with the closing of the Offering contains restrictions on the payment of dividends that are no more restrictive than those contained in our new credit facility.
Dividends
      In connection with the offering, our board of directors adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders, rather than retaining all such cash for other purposes. On March 7, 2005, our Board of Directors approved to pay an initial dividend of $0.18 per share on April 15, 2005 to shareholders of record as of March 31, 2005. This dividend represents a partial, prorated dividend for the first quarter of 2005. In accordance with this dividend policy we intend to continue to pay quarterly dividends at an annual rate of $1.44 per share for the year following the closing of this offering. We expect the aggregate impact of this dividend policy in the year following the offering to be $102.0 million. The cash requirements of the dividend policy are in addition to the debt service requirements discussed in “Outstanding Debt and Existing Financing Arrangements.” We expect that the cash requirements discussed here and in “Outstanding Debt and Existing Financing Arrangements” will be funded through cash flow generated from the operations of our business. We also expect to have access to the $100 million new revolving credit facility to supplement our liquidity position as needed.
Recent Accounting Pronouncements
      In January 2004, FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post-retirement health care plan under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, FSP 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-2 provides guidance that measures the accumulated post-retirement benefit obligation (“APBO”) and net periodic postretirement benefit cost on or after the date of enactment shall reflect the effects of the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Upon the effective date FSP 106-2 will supersede FSP 106-1. The deferral of the accounting for the Act will continue until FSP 106-2 is effective. We have elected the deferral provided by FSP 106-1 and are evaluating the magnitude of the potential favorable impact on our results of operations and financial position. The APBO or net periodic postretirement benefit costs do not reflect any amount associated with the subsidy because we have not concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. See Note 11 to our financial statements included elsewhere in this Annual Report for further discussion of postretirement benefits.
      In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, we will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123.

Contractual and Other Obligations
      In addition to the above financing arrangements, we have commitments under certain contractual arrangements to make future payments for goods and services. These commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such firm commitments are not reflected as assets or liabilities on the consolidated balance sheets. The following table summarizes our contractual and other obligations at December 31, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods:
Payments Due by Period(1)

	2005	2006-2007	2008-2009	Thereafter	Total

	(Dollars in thousands)
Contractual obligations(2)	$55,565	$50,166	$15,779	$84	$121,594
Long-term debt obligations(3)	81,041	161,766	161,589	1,466,377	1,870,773
Capital lease obligations(4)	1,736	1,758	327	—	3,821
Operating lease obligations(5)	2,161	3,662	3,148	991	9,962

Total contractual cash obligations	$140,503	$217,352	$180,843	$1,467,452	$2,006,150

(1)	The table above does not include an estimate for income taxes, obligations to preferred equity holders, cash contributions to our pension plan and cash contributions to our post-retirement medical plan which we are required to make but not required to include above.

(2)	Our contractual obligations represent our required capital investment in New Mexico, officers’ salaries under employment agreements, $3.6 million of initial public offering bonuses under employment agreements, capital expenditure commitments and payments to third party service providers.

(3)	The long-term debt obligations represent our cash debt service obligations, including both principal and interest. In connection with the initial public offering and issuance of senior notes in February 2005, we amended our existing senior credit facility and repaid certain existing indebtedness. Accordingly, the contractual obligations table reflects the amended credit facility and the long-term debt obligations after the effects of the initial public offering and the issuance of the senior notes.

In determining the interest portion on our variable interest rate debt, we used the weighted average interest rate as of the end of the applicable period.

(4)	The capital lease obligations represent our future rental payments for vehicles leased under five year terms.

(5)	Operating lease obligations represent the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004
      Other than the transactions described above, there have been no material changes outside of the ordinary course of business to our contractual and other obligations since December 31, 2004.
Off-Balance Sheet Arrangements
      Except as noted in the table above under “Contractual and Other Obligations”, we have no material off-balance sheet obligations.
Inflation
      Historically, we have mitigated the effects of increased costs by recovering certain costs applicable to our regulated telephone operations through the ratemaking process over time. Possible future regulatory changes may alter our ability to recover increased costs in our regulated operations. As inflation raises the operating expenses in our non-regulated lines of business, we will attempt to recover rising costs by raising prices for our services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair value of a fixed-rate debt obligation due to a hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to changes in market interest rates. Fair value on long-term debt obligations is determined based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on our variable rate debt for the year and does not assume changes in our financial structure.
      The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.
      At December 31, 2003, the fair value of our fixed rate long-term debt was estimated to be $700.1 million based on the overall weighted average rate of our fixed rate long-term debt of 7.7% and an overall weighted maturity of 5.8 years, compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential loss in fair value of our long-term debt resulting from a hypothetical increase of 10% in interest rates. Such an increase in interest rates would result in a decrease of approximately $18.3 million in the fair value of our long-term debt. At December 31, 2003, we had approximately $564.7 million of variable rate debt. If market interest rates increase 100 basis points in 2004 over the rates in effect at December 31, 2003, interest expense would increase $4.9 million.
      At December 31, 2004, we had total debt of $1.6 billion consisting of both fixed and variable debt with weighted average interest rates ranging from 5.4% to 12.9%. Substantially all of our debt balance matures 2011 through 2012. As a result of the debt recapitalization that occurred November 10, 2004, the fair value of our debt approximates carrying value. In February 2005, we completed our initial public offering and issuance of 7 3/4% senior notes for net proceeds of approximately $796.4 million. We used the proceeds from the initial public offering and the issuance of senior notes to repay indebtedness that was outstanding at December 31, 2004 and related transaction costs. At December 31, 2004, assuming the effects of the Offering and issuance of senior notes, we had approximately $750 million of variable debt. If market interest rates increase 100 basis points in 2005 over the rates in effect at December 31, 2004, interest expense would increase $7.5 million.
      To manage our interest rate risk exposure and fulfill a requirement of our credit facility, we entered into two agreements with investment grade financial institutions in 2000, an interest rate swap and an interest rate collar. Each of these agreements covered a notional amount of $100 million and effectively converted this portion of our variable rate debt to fixed rate debt. Our interest rate swap and collar agreements did not qualify for hedge accounting under SFAS No. 133; therefore, they were carried at fair market value and are included in “Deferred credits and other liabilities” on the Consolidated Balance Sheets. The interest rate swap and interest rate collar agreements expired in November 2004.
      As a result of the amended credit facility in February 2005, we are required to enter into an agreement to reduce the risk of interest rate volatility of at least 50% of total indebtedness by May 2005. In March 2005, we entered into an agreement to reduce this interest rate volatility. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data
      The information called for by this Item is contained in a separate section of this Annual Report. See “Index of Financial Statements and Schedule” (page F-1).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to ensure that information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item is incorporated by reference to Valor’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with 120 days after the end of the fiscal year covered by this report (the “Valor Proxy Statement”).
      The Company has adopted a code of business conduct and ethics applicable to the Company’s Directors, officers (including the Company’s principal executive, principal financial officer and principal accounting officer) and employees known as the Code of Business Conduct. The Code of Business Conduct is available on the Company’s website. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer or principal accounting officer, we intend to disclose the same on the Company’s website at www.valortelecom.com.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to the Valor Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this Item is incorporated by reference to the Valor Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference to the Valor Proxy Statement. See also Note 20 to the Consolidated Financial Statements.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference to the Valor Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule
      (a) The following documents are filed as part of this Form 10-K:

1.	Financial Statements:
Page

	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2003 and 2004	F-3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2002, 2003 and 2004	F-4
	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	F-5
	Consolidated Statements of Changes in Common Owners’ Equity for the years ended December 31, 2002, 2003 and 2004	F-7
	Notes to Consolidated Financial Statements	F-8

2.	Financial Statement Schedule:
	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2002, 2003 and 2004	S-1

3.	Exhibits:
           Refer to the exhibits listing beginning below.

2.1	Form of Contribution Agreement.*
3.1	Restated Certificate of Incorporation of Valor Communications Group, Inc.*
3.2	Bylaws*
10.1	Valor Communications Group, Inc. 2005 Long-Term Incentive Plan.*
10.2	Valor Communications Group, Inc. 2004 Incentive Compensation Plan.*
10.3	Valor Telecommunications Southwest, LLC Savings Plan.*
10.4	Valor Telecommunications Enterprises, LLC Pension Plan.*
10.5	Telecommunications Services Agreement, dated as of September 30, 2000, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc. (the “Telecommunications Services Agreement”).*
10.6	Amendment No. 1 to the Telecommunications Services Agreement, dated as of September 4, 2001, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.*
10.7	Amendment No. 2 to the Telecommunications Services Agreement, dated as of September 18, 2001, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.*
10.8	Amendment No. 3 to the Telecommunications Services Agreement, dated as of January 2, 2002, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.*
10.9	Amendment No. 4 to the Telecommunications Services Agreement, dated as of March 5, 2002, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.*
10.10	Amendment No. 5 to the Telecommunications Services Agreement, dated as of May 28, 2002, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.*

10.11	Amendment No. 6 to the Telecommunications Services Agreement, dated as of March 26, 2003, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.*
10.12	Amendment No. 7 to the Telecommunications Services Agreement, dated as of May 8, 2003, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.*
10.13	Amendment No. 8 to the Telecommunications Services Agreement, dated as of July 16, 2003, by and between Valor Telecommunications, LLC and MCI Worldcom Network Services, Inc.*
10.14	Amendment No. 9 to the Telecommunications Services Agreement, dated as of November 4, 2003, by and between Valor Telecommunications, LLC and MCI Worldcom Network Services, Inc.*
10.15	Amendment No. 10 to the Telecommunications Services Agreement, dated as of December 16, 2003, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.*
10.16	Master Services Agreement, dated as of December 9, 1999 by and between Valor Telecommunications Enterprises, LLC (as successor to Valor Telecommunications Southwest, LLC, as successor to dba Communications, LLC and Alltel Information Services, Inc. (the “Master Services Agreement”)*
10.17	First Amendment to Master Services Agreement, dated as of April 1, 2000, by and between Valor Telecommunications Enterprises, LLC (as successor to Valor Telecommunications Southwest, LLC, as successor to dba Communications, LLC and Alltel Information Services, Inc.*
10.18	Second Amendment to the Master Services Agreement, dated as of April 1, 2000, by and between Valor Telecommunications Enterprises, LLC (as successor to Valor Telecommunications Southwest, LLC, as successor to dba Communications, LLC) and Alltel Information Services, Inc.*
10.19	Third Amendment to the Master Services Agreement, dated as of July 1, 2000, by and between Valor Telecommunications Enterprises, LLC (as successor to Valor Telecommunications Southwest, LLC, as successor to dba Communications, LLC) and Alltel Information Services, Inc.*
10.20	Fourth Amendment to the Master Services Agreement, dated as of July 24, 2000, by and between Valor Telecommunications Enterprises, LLC (as successor to Valor Telecommunications Southwest, LLC, as successor to dba Communications, LLC) and Alltel Information Services, Inc.*
10.21	Fifth Amendment to the Master Services Agreement, dated as of January 18, 2001, by and between Valor Telecommunications Enterprises, LLC (as successor to Valor Telecommunications Southwest, LLC, as successor to dba Communications, LLC) and Alltel Information Services, Inc.*
10.22	Sixth Amendment to the Master Services Agreement, dated as of January 2001 to the Master Services Agreement by and between Valor Telecommunications Enterprises, LLC and Alltel Information Services, Inc.*
10.23	Seventh Amendment, dated as of April 1, 2002 to the Master Services Agreement, by and between Valor Telecommunications Enterprises, LLC (as successor to Valor Telecommunications Southwest, LLC, as successor to dba Communications LLC) and Alltel Information Services, Inc.*
10.24	Eighth Amendment, dated as of April 1, 2002 to the Master Services Agreement, dated as of December 9, 1999 by and between Valor Telecommunications Enterprises, LLC and Alltel Information Services, Inc.*
10.25	Sprint Wholesale Services Data and Private Line Agreement, dated as of February 20, 2003, between Sprint Communications Company L.P. and Valor Telecommunications Enterprises, LLC.*
10.26	Wholesale Solutions Switched Services Agreement, dated as of August 11, 2003, by and between Sprint Communications Company L.P. and Valor Telecommunications Enterprises, LLC.*

10.27	First Amendment to Wholesale Solutions Switched Services Data and Private Line Agreement, dated as of October 3, 2003, between Sprint Communications Company L.P. and Valor Telecommunications Enterprises, LLC.*
10.28	Part-time Employment Agreement, dated as of April 2, 2004, by and between Valor Telecommunications, LLC and Kenneth R. Cole.*
10.29	Amendment One to Part-time Employment Agreement, dated November 10, 2004, by and between Valor Telecommunications, LLC and Kenneth R. Cole.*
10.30	Employment Agreement, dated as of April 8, 2002 by and between Valor Telecommunications, LLC and John J. Mueller.*
10.31	Employment Agreement, dated as of March 20, 2000, by and between Valor Telecommunications, LLC and John A. Butler.*
10.32	Employment Agreement, dated as of November 13, 2000, by and between Valor Telecommunications, LLC and William M. Ojile, Jr.*
10.33	Amendment One to Employment Agreement, dated as of January 2, 2002, by and between Valor Telecommunications, LLC and William M. Ojile, Jr.*
10.34	Employment Agreement, dated as of February 28, 2000, by and between Valor Telecommunications, LLC and W. Grant Raney.*
10.35	Amendment One to Employment Agreement, dated as of January 2, 2002, by and between Valor Telecommunications, LLC and W. Grant Raney.*
10.36	Amended and Restated Employment Agreement, dated April 9, 2004, between Valor Telecommunications, LLC and John J. Mueller.*
10.37	Ninth Amendment, dated as of July 1, 2004, to the Master Services Agreement, dated as of December 9, 1999 by and between Valor Telecommunications Enterprises, LLC and Alltel Information Services Inc.*
10.38	Senior Credit Agreement, dated as of November 10, 2004, among Valor Telecommunications Enterprises, LLC, Valor Telecommunications Enterprises II, LLC and certain of their Respective domestic subsidiaries, as Borrowers, Valor Telecommunications, LLC, Valor Telecommunications Southwest, LLC, Valor Telecommunications Southwest II, LLC and certain of their respective domestic subsidiaries, including such borrowers, as Guarantors, Bank of America, N.A., as Senior Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank and Wachovia Bank, N.A., as Senior Syndication Agents, CIBC World Markets Corp. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Senior Documentation Agents, and the lenders party thereto.*
10.39	Second Lien Loan Agreement, dated as of November 10, 2004, among Valor Telecommunications Enterprises, LLC, Valor Telecommunications Enterprises II, LLC and certain of their respective domestic subsidiaries, as Borrowers, Valor Telecommunications, LLC, Valor Telecommunications Southwest, LLC, Valor Telecommunications Southwest II, LLC and certain of their respective domestic subsidiaries, including such borrowers, as Guarantors, Bank of America, N.A., as Second Lien Administrative Agent, JPMorgan Chase Bank and Wachovia Bank, N.A., as Second Lien Syndication Agents, CIBC World Markets Corp. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Second Lien Documentation Agents, and the Lenders party thereto.*
10.40	Senior Subordinated Loan Agreement, dated as of November 10, 2004, among Valor Telecommunications Enterprises, LLC, Valor Telecommunications Enterprises II, LLC and certain of their respective domestic subsidiaries, as Borrowers, Valor Telecommunications, LLC, Valor Telecommunications Southwest, LLC, Valor Telecommunications Southwest II, LLC and certain of their respective domestic subsidiaries, including such borrowers, as Guarantors, Bank of America, N.A., as Senior Subordinated Administrative Agent, JPMorgan Chase Bank and Wachovia Bank, N.A., as Senior Subordinated Syndication Agents, CIBC World Markets Corp. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Senior Subordinated Documentation Agents, and the Lenders party thereto.*
10.41	Letter Agreement, dated as of April 9, 2004, by and between Valor Telecommunications LLC and Kenneth R. Cole.*

10.42	Second Amendment to Wholesale Solutions Switched Services Agreement, dated as of August 18, 2004, by and between Sprint Communications Company L.P. and Valor Telecommunications Enterprises, LLC.*
10.43	Amendment No. 12 to the Telecommunications Services Agreement, dated as of August 23, 2004, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.*
10.44	Amendment No. 13 to the Telecommunications Services Agreement, dated as of September 3, 2004, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.*
10.45	Consulting Agreement, dated as of April 9, 2004, by and between Valor Telecommunications, LLC and Kenneth R. Cole.*
10.46	Letter Agreement, dated as of April 9, 2004, by and between Valor Telecommunications, LLC and John J. Mueller.*
10.47	Form of Employment Agreement by and between Valor Communications Group, Inc., Valor Telecommunications, LLC and John J. Mueller.*
10.48	Form of Employment Agreement by and between Valor Communications Group, Inc., Valor Telecommunications, LLC and Grant Raney.*
10.49	Form of Employment Agreement by and between Valor Communications Group, Inc., Valor Telecommunications, LLC and John A. Butler.*
10.50	Form of Employment Agreement by and between Valor Communications Group, Inc., Valor Telecommunications, LLC and William M. Ojile, Jr.*
21.1	Subsidiaries of the Registrant*
31.1	Certification Statement of Chief Executive Officer of Valor Communications Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Statement of Chief Financial Officer of Valor Communications Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of Chief Executive Officer of Valor Communications Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Statement of Chief Financial Officer of Valor Communications Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1, originally filed April 8, 2004 (Reg. No. 333-114298)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALOR COMMUNICATIONS GROUP, INC.

By:	/s/ John J. Mueller

John J. Mueller
President and Chief Executive Officer
(Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. de Nicola Anthony J. de Nicola	Chairman of the Board	March 25, 2005

/s/ Kenneth R. Cole Kenneth R. Cole	Vice Chairman of the Board	March 25, 2005

/s/ John J. Mueller John J. Mueller	President and Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2005

/s/ John Butler John Butler	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2005

/s/ Sanjay Swani Sanjay Swani	Director	March 25, 2005

/s/ Todd Khoury Todd Khoury	Director	March 25, 2005

/s/ Stephen Brodeur Stephen Brodeur	Director	March 25, 2005

/s/ M. Ann Padilla M. Ann Padilla	Director	March 25, 2005

/s/ Edward L. Lujan, Jr. Edward L. Lujan, Jr.	Director	March 25, 2005

/s/ Frederico F. Peña Frederico F. Peña	Director	March 25, 2005

/s/ Michael E. Donovan Michael E. Donovan	Director	March 25, 2005

ANNUAL REPORT ON FORM 10-K
ITEMS 8 AND 15(a)
      Schedules I, III, IV and V are omitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Valor Telecommunications, LLC
Irving, TX
      We have audited the accompanying consolidated balance sheets of Valor Telecommunications, LLC and subsidiaries (the “Company”) as of December 31, 2003 and 2004 and the related consolidated statements of operations and comprehensive income (loss), changes in common owners’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 25, 2005

VALOR TELECOMMUNICATIONS, LLC
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
			Pro Forma
	2003	2004	Reorganization

			(Unaudited)
			(See Note 23)
ASSETS
Current assets
Cash and cash equivalents	$1,414	$17,034
Accounts receivable:
Customers, net of allowance for doubtful accounts of $2,672 and $1,833, respectively	26,550	26,602
Carriers and other, net of allowance for doubtful accounts of $652 and $881, respectively	34,223	36,155
Materials and supplies, at average cost	1,922	1,400
Other current assets	9,052	8,821

Total current assets	73,161	90,012

Net property, plant and equipment	769,570	749,984

Investments and other assets
Goodwill	1,057,007	1,058,235
Other	139,305	72,936

Total other assets	1,196,312	1,131,171

TOTAL ASSETS	$2,039,043	$1,971,167

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$37,318	$1,801
Accounts payable	14,458	5,847
Notes payable	6,687	1,893
Accrued expenses and other current liabilities:
Taxes	11,983	13,505
Salaries and benefits	14,372	15,135
Interest	3,190	5,471
Other	14,405	15,564
Advance billings and customer deposits	16,958	15,700

Total current liabilities	119,371	74,916

Long-term debt	1,426,655	1,599,177

Deferred credits and other liabilities	48,072	38,698

Redeemable preferred interests	370,231	236,129	—

Redeemable preferred interests of subsidiary	24,475	15,776	—

Total liabilities	1,988,804	1,964,696

Minority interests	377	—	—

Commitments and contingencies (see Note 13)
Common owners’ equity
Class A common interests, no par or stated value, 500,000,000 interests authorized, 65,568,694 issued and 65,534,944 outstanding	64,633	64,633	—
Class B common interests, no par or stated value, 5,184,255 interests authorized, 5,056,755 issued and outstanding	—	—	—
Class C interests, no par or stated value, 50,000,000 interests authorized, 46,000,000 issued and outstanding	46,000	29,542	—
Common stock, $0.0001 par value per share	—	—	3
Additional paid-in capital	—	—	509,101
Treasury stock	(34)	(34)	—
Accumulated other comprehensive loss	(7,371)	(7,894)	(7,894)
Accumulated deficit	(53,366)	(79,776)	(341,875)

Total common owners’ equity	49,862	6,471	159,335

TOTAL LIABILITIES AND EQUITY	$2,039,043	$1,971,167

See accompanying notes to consolidated financial statements.

VALOR TELECOMMUNICATIONS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per owner unit amounts)

	Year Ended December 31,

	2002	2003	2004

Operating revenues	$479,883	$497,334	$507,310
Operating expenses
Cost of service (exclusive of depreciation and amortization shown separately below)	113,891	106,527	104,934
Selling, general and administrative	133,468	126,896	138,804
Depreciation and amortization	73,273	81,638	86,451

Total operating expenses	320,632	315,061	330,189

Operating income	159,251	182,273	177,121
Other income (expense)
Interest expense	(127,365)	(119,185)	(110,287)
Loss on interest rate hedging arrangements	(12,348)	(2,113)	(126)
Earnings from unconsolidated cellular partnerships	2,757	3,258	1,113
Impairment on investment in cellular partnerships	—	—	(6,678)
Loss on debt extinguishment	—	—	(62,975)
Other income and (expense), net	(870)	(3,376)	(25,116)

Total other income (expense)	(137,826)	(121,416)	(204,069)

Income (loss) from continuing operations before income taxes and minority interest	21,425	60,857	(26,948)
Income tax expense	1,649	2,478	665

Income (loss) from continuing operations before minority interest	19,776	58,379	(27,613)
Minority interest	(13)	(254)	(142)

Income (loss) from continuing operations	19,763	58,125	(27,755)
Discontinued operations	(3,461)	108	—

Net income (loss)	16,302	58,233	(27,755)
Other comprehensive loss:
Minimum pension liability adjustment, net of tax	(4,558)	(2,813)	(523)

Comprehensive income (loss)	$11,744	$55,420	$(28,278)

Earnings (losses) per owners’ unit:
Basic and diluted income (loss) from continuing operations:
Class A and B common interests	$0.22	$0.73	$(0.09)
Class C interests	$0.09	$0.15	$(0.46)
Basic and diluted net income (loss):
Class A and B common interests	$0.17	$0.73	$(0.09)
Class C interests	$0.09	$0.15	$(0.46)
See accompanying notes to consolidated financial statements.

VALOR TELECOMMUNICATIONS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,

	2002	2003	2004

Operating activities
Net income (loss)	$16,302	$58,233	$(27,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,273	81,638	86,451
Loss on debt extinguishment	—	—	62,975
Deferred income taxes	93	450	203
Loss (income) from discontinued operations	3,461	(108)	—
Amortization of debt issuance costs	6,801	8,105	7,399
Expense incurred related to cash payment to minority shareholders in connection with reorganization	—	—	17,988
Non-cash interest expense	32,612	17,788	—
Non-cash unrealized loss (gain) on interest rate hedging arrangements	2,748	(8,487)	(8,867)
Earnings from unconsolidated cellular partnerships	(2,757)	(3,258)	(1,113)
Impairment on investment in cellular partnerships	—	—	6,678
Provision for doubtful accounts receivable	11,393	3,298	4,438
Stock compensation expense	—	—	1,345
Redeemable preferred interests of subsidiary	602	3,314	231
Minority interest	13	254	142
Changes in current assets and current liabilities:
Accounts receivable	(5,147)	3,786	(6,295)
Accounts payable	3,235	(6,668)	(8,611)
Accrued interest	(1,466)	(401)	2,281
Other current assets and current liabilities, net	6,669	3,316	6,556
Other, net	2,551	4,805	(330)

Net cash provided by operating activities from continuing operations	150,383	166,065	143,716

Investing activities
Acquisition, net of cash acquired	(128,135)	—	(1,500)
Additions to property, plant and equipment	(89,527)	(69,850)	(65,525)
Redemption of RTFC capital certificate	—	—	31,111
Distributions from unconsolidated cellular partnerships	1,939	3,507	1,904
Other, net	(1,050)	44	(848)

Net cash used in investing activities from continuing operations	(216,773)	(66,299)	(34,858)

	Year Ended December 31,

	2002	2003	2004

Financing activities
Proceeds from issuance of debt	116,500	61,500	1,359,000
Repayments of long-term debt	(77,304)	(161,549)	(1,223,249)
Notes payable, net	(11,497)	1,742	(8,273)
Proceeds from issuance of common interests	46,000	—	—
Proceeds from issuance of minority interests	110	—	—
Prepayment fees paid in connection with the debt recapitalization	—	—	(11,376)
Redemption of redeemable preferred interests	—	—	(134,102)
Redemption of Class C interests	—	—	(16,458)
Cash payment to minority interest holders in connection with reorganization	—	—	(18,646)
Redemption of redeemable preferred interests in subsidiary	—	—	(8,791)
Payment of debt issuance costs	(2,794)	(1,158)	(31,330)

Net cash provided by (used in) financing activities from continuing operations	71,015	(99,465)	(93,225)

Net increase in cash and cash equivalents from continuing operations	4,625	301	15,633
Net operating cash used in discontinued operations	(3,662)	(176)	(13)

Net increase in cash and cash equivalents	963	125	15,620
Cash and cash equivalents at beginning of period	326	1,289	1,414

Cash and cash equivalents at end of period	$1,289	$1,414	$17,034

Supplemental disclosures of cash flow activity:
Cash paid for interest	$102,895	$109,368	$113,536
Income taxes paid	1,780	2,390	1,250
Debt issued for capitalized leases	3,057	1,949	863
Note payable issued for insurance policies	2,475	3,770	3,479
Intangible pension asset	—	—	157
Minimum pension liability adjustment	4,650	3,054	414
Write-off of deferred financing costs	—	555	44,827
See accompanying notes to consolidated financial statements.

VALOR TELECOMMUNICATIONS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON OWNERS’ EQUITY
For the Years Ended December 31, 2002, 2003 and 2004

Owner Units				Owners’ Interests				Accumulated		Total
								Other		Common
Class A	Class B			Class A	Class B		Treasury	Comprehensive	Accumulated	Owners’
Common	Common	Class C		Common	Common	Class C	Stock	Loss	Deficit	Equity

				(Dollars in thousands)
65,535	3,984	—	Balance, January 1, 2002	$64,633	$—	$—	$(34)	$—	$(127,901)	$(63,302)
—	1,073	46,000	Issuance of common interests	—	—	46,000	—	—	—	46,000
—	—	—	Minimum pension liability adjustment, net of tax	—	—	—	—	(4,558)	—	(4,558)
—	—	—	Net income	—	—	—	—	—	16,302	16,302

65,535	5,057	46,000	Balance, December 31, 2002	$64,633	$—	$46,000	$(34)	$(4,558)	$(111,599)	$(5,558)
—	—	—	Minimum pension liability adjustment, net of tax	—	—	—	—	(2,813)	—	(2,813)
—	—	—	Net income	—	—	—	—	—	58,233	58,233

65,535	5,057	46,000	Balance, December 31, 2003	$64,633	$—	$46,000	$(34)	$(7,371)	$(53,366)	$49,862
—	—	—	Minimum pension liability adjustment, net of tax	—	—	—	—	(523)	—	(523)
—	—	—	Redemption of Class C interests	—	—	(16,458)	—	—	—	(16,458)
—	—	—	Stock compensation expense	—	—	—	—	—	1,345	1,345
—	—	—	Net loss	—	—	—	—	—	(27,755)	(27,755)

65,535	5,057	46,000	Balance, December 31, 2004	$64,633	$—	$29,542	$(34)	$(7,894)	$(79,776)	$6,471

See accompanying notes to consolidated financial statements.

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per owner unit amounts)

(1)	Background and Basis of Presentation
      The consolidated financial statements include the accounts of Valor Telecommunications, LLC (VTC) and its majority-owned subsidiaries (collectively, the Company). All significant intercompany transactions have been eliminated. The parent of VTC is Valor Communications Group, Inc. (Valor). Valor is a holding company and has no direct operations. Valor’s principal assets are the direct and indirect equity interest of its subsidiaries. In connection with the consummation of the Company’s initial public offering in February 2005, all of the interests held by the Company’s founders, management and equity sponsors were contributed directly or indirectly to Valor in exchange for shares of common stock in Valor (see Note 23).
      The Company was created in 1999 for the purpose of acquiring three groups of rural local telephone exchange properties clustered in New Mexico, Oklahoma, Arkansas and Texas from GTE Southwest Corporation (GTE). The Company purchased all of the GTE access lines in Oklahoma and New Mexico, and approximately 15% of GTE’s access lines in Texas. A portion of the access lines acquired in Texas is physically located in Texarkana, Arkansas. In addition to local exchange services, the Company also offers long distance and Internet access service through other subsidiaries. On January 31, 2002, the Company acquired Kerrville Communications Corporation, Inc. (KCC) and has included the operating results of KCC in its consolidated results since the date of acquisition.
      Valor’s lead equity investor is Welsh, Carson, Anderson & Stowe (WCAS). Other equity sponsors include Vestar Capital Partners, (Vestar) and Citicorp Venture Capital (CVC) (collectively, the Sponsors). WCAS, Vestar and CVC made their equity investment into VTC, which has as its primary asset, its membership interest in two majority-owned subsidiaries, Valor Telecommunications Southwest, LLC (Southwest) and Valor Telecommunications Southwest II, LLC (Southwest II).

(2)	Summary of Significant Accounting Policies
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Revenue Recognition — Revenue is recognized when evidence of an arrangement exists, the earnings process is complete and collectibility is reasonably assured. The prices for most services are filed in tariffs with the appropriate regulatory bodies that exercise jurisdiction over the various services.
      Basic local services, enhanced calling features such as caller ID, special access circuits, long distance flat rate calling plans, and most data services are billed one month in advance. Revenue for these services is recognized in the month services are rendered. The portion of advance-billed revenue associated with services that will be delivered in a subsequent period is deferred and recorded as a current liability under “Advance billings and customer deposits” in the Consolidated Balance Sheets.
      Amounts billed to customers for activating service are deferred and recognized over the average life of the customer. The costs associated with activating such services are deferred and recognized as an operating expense over the same period. Costs in excess of revenues are recognized as expense in the period in which activation occurs.
      Revenues for providing usage based services, such as per-minute long distance service and access charges billed to long distance companies for originating and terminating long distance calls on the

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s network, are billed in arrears. Revenues for these services are recognized in the month services are rendered.
      Universal Service revenues are government-sponsored support received in association with providing service in mostly rural, high-cost areas. These revenues are typically based on information provided by the Company and are calculated by the government agency responsible for administering the support program. Revenues are recognized in the period the service is provided.
      Cash and Cash Equivalents — For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. As of December 31, 2003 and 2004, the Company had $6,137 and $3 in book overdrafts, respectively, which are recorded in “Accounts payable” in the accompanying Balance Sheets. Changes in the book overdrafts are recorded as operating activity in the Statement of Cash Flows.
      Property, Plant and Equipment — Telephone property, plant and equipment are recorded at original cost of acquisition or construction and related costs, including payroll and other direct and indirect costs related to construction activity. Major replacements and improvements are capitalized. Repairs are charged to operating expense as incurred. Depreciation on telephone plant is based on the estimated remaining lives of the various classes of depreciable property and is calculated using straight-line composite rates. This method provides for the recovery of the remaining net investment in telephone plant, less salvage value, over the remaining asset lives. The composite depreciation rates range from 2.5% to 33.3%. Normal retirements are charged to accumulated depreciation, and any gain or loss on dispositions is amortized over the remaining asset lives of the remaining net investment in telephone plant.
      Non-telephone property is depreciated on a straight-line basis. When these assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed and any gains or losses on disposition are recognized in income.
      Property, plant and equipment, as well as other long-lived assets, are evaluated for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or circumstances indicate that the carrying value may not be recoverable.
      Self-insurance — The Company is partially self-insured for certain employee health benefits and is self insured for most environmental issues. The Company purchases stop-loss coverage in order to limit its exposure to any significant levels of employee health benefit claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s own historical claims experience.
      Income Taxes — VTC has elected to be taxed as a partnership for federal income tax purposes. VTC is not an operating entity itself, but is the direct majority interest owner of Southwest and Southwest II. Since VTC has elected partnership tax treatment, there are no federal income taxes to be reflected in the financial statements for this entity’s operations.
      Southwest is taxed as a partnership for federal income tax purposes. Therefore, the taxable income or loss from this entity flows directly into the VTC tax return via the Form K-1 received from Southwest. For Southwest, each legal operating entity owned directly or indirectly by Southwest is legally formed as either a limited liability company or a limited partnership.
      However, each of these entities is considered a disregarded entity (an equivalent of a division if in a corporate form) for federal income tax purposes and for state income tax purposes in each state in which the entity operates, except for Texas. Since Southwest has elected partnership tax treatment, there are no federal income taxes to be reflected in the financial statements for this entity.

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Southwest II has elected to be taxed as a corporation for federal income tax purposes. Each legal operating entity owned directly or indirectly by Southwest II is legally formed as either a limited liability company, a limited partnership, or a corporation. However, each of these entities is treated for federal income tax purposes either as a corporation or a disregarded entity. Operations for all entities directly or indirectly owned by Southwest II are included in a consolidated federal income tax return filed by Southwest II.
      The financial statement provision for Southwest II’s income taxes includes federal income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities. These differences result from the use of different accounting methods for financial and tax reporting purposes with respect principally to depreciable assets, materials and supplies, revenue recognition, income tax related regulatory liabilities and pension cost.
      The Second Amended and Restated Limited Liability Company Agreement for VTC dated January 31, 2002, requires profits and losses to be allocated to the members of VTC based upon specific ordering rules. For the years ended December 31, 2002 and 2003, tax losses are allocated based on the owner’s respective capital account ratio. This capital account ratio is adjusted to reflect changes in the capital accounts on specific dates due to additional capital contributions, interest transfers, and taxable income or loss allocable to each partner for the applicable time period. For the year ended December 31, 2004, tax losses were first allocated based upon the owner’s respective capital account ratio until the cash capital account reached $0. The remaining loss was allocated based upon the rules of section 704 of the Internal Revenue Code.
      As noted above, in most states VTC will be treated as a partnership for state income tax purposes just as it is for federal income tax purposes. Therefore, for these states, there are no state income taxes to be reflected in the financial statements. However, those operating legal entities which are organized as limited liability companies and have operations in Texas are subject to Texas Franchise Tax on a separate legal entity basis. For the year ended December 31, 2002, there are no amounts to report as state income tax for Texas Franchise Tax. For the years ended December 31, 2003 and 2004, Southwest paid state income tax for Texas Franchise Tax in the amount of $3 and $26, respectively.
      In connection with the Company’s initial public offering, the Company completed a reorganization. As a result of the reorganization, all partnership operations of Valor became wholly-owned (directly or indirectly) by the Company, and the operations of the Company and all wholly-owned subsidiaries and affiliates became included in a consolidated federal corporate tax return. See Note 23.
      Segment Reporting — The Company has two operating segments, rural local exchange carrier or RLEC, and Other.
      As an RLEC, the Company provides regulated telecommunications services to customers in its service areas. These services include local calling services to residential and business customers, as well as providing interexchange carriers (IXC) with call origination and termination services, on both a flat-rate and usage-sensitive basis, allowing them to complete long distance calls for their customers who reside in the Company’s service areas.
      In Other, the Company provides unregulated telecommunications services to customers throughout its RLEC service areas. These services include long distance and Internet services. Long distance is provided through resale agreements and national long distance carriers.

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has considered the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and determined that these operating segments are similar in respect to:

•	The nature of the services;

•	Their processes;

•	The type or class of customer for these services;

•	The methods used to provide these services; and

•	The nature of the overall regulatory environment.
      Based on the above criteria, the Company believes the economic characteristics of the two operating segments, as well as their expected future performance, to be similar, and accordingly, has aggregated the two operating segments into a single reportable segment.
      Equity Method Investments — Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. The Company periodically assesses its investments to determine if an other than a temporary decline in the value of the investment has occurred. If such a decline has occurred and the carrying value is less then the fair value the Company will recognize a loss on the investment.
      Earnings per owners’ unit — Basic earnings per owners’ unit of common interests are based upon the weighted average number of common interests actually outstanding during each period. Diluted earnings per owners’ unit include the impact of outstanding dilutive stock options.
      Stock Compensation — The Company accounts for its employee stock compensation plan in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS No. 123, the Company measures compensation using the intrinsic value based method as prescribed by APB Opinion No. 25, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS No. 123” had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options. No stock-based employee compensation cost is reflected in net income (loss), since options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. See Note 17 for additional

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
information. If compensation cost for the options had been determined in accordance with SFAS No. 123, the Company’s net income (loss) and per owner unit amounts would have been as follows:

	Year Ended December 31,

	2002	2003	2004

Net income (loss) as reported:	$16,302	$58,233	$(27,755)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(417)	(447)	(377)
Add: Total stock-based employee compensation expense determined under intrinsic value based method	—	—	—

Pro forma net income (loss)	$15,885	$57,786	$(28,132)

Earnings (losses) per owners’ unit:
Basic and diluted net income (loss) as reported:
Class A and B common interests	$0.17	$0.73	$(0.09)
Class C interests	$0.09	$0.15	$(0.46)
Basic and diluted net income (loss) pro forma:
Class A and B common interests	$0.17	$0.72	$(0.10)
Class C interests	$0.09	$0.15	$(0.46)
      For the year ended December 31, 2003, the following awards were granted under the Southwest Equity Incentive Non-Qualifying Stock Option Plan:

			Weighted-	Weighted-
	Number of	Weighted-	Average	Average
	Options	Average	Fair	Intrinsic
	Granted	Exercise	Value Per	Value Per
Grants Made During Quarter Ended	(000s)	Price	Interest	Interest

March 31, 2003	455	$1	$1	$—
June 30, 2003	5	$1	$1	$—
September 30, 2003	—	$—	$—	$—
December 31, 2003	5	$1	$1	$—
      Concurrent with the Company’s initial public offering, the Company completed a reorganization resulting in the cancellation of equity incentive non-qualifying stock options (see Note 23). There were no option grants made in 2004.
      Members of the Company’s management performed the fair value of the equity instruments issued retrospectively. The Company believes that management possesses the requisite valuation expertise to prepare a reasonable estimate of fair value of the options.
      Regulatory Accounting — Certain of the Company’s operating subsidiaries, specifically the telephone operations of Southwest II, prepare their financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. The provisions of SFAS No. 71 require, among other things, that regulated enterprises reflect rate actions of regulators in their financial statements, when appropriate. These rate actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise. The Company periodically reviews its position as to the applicability of SFAS No. 71 based on the current regulatory and competitive environment.
      Derivative Financial Instruments — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that all derivative instruments, such as interest rate swap and

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest rate collar agreements, be recognized on the balance sheet at fair value, regardless of the purpose or intent of holding them. In addition, SFAS No. 133 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in owners’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
      The Company had an interest rate swap and interest rate collar agreement, which did not meet the criteria for hedge accounting under SFAS No. 133. Accordingly, all adjustments to fair value and net settlements are recorded in “Loss on interest rate hedging arrangements” in the period incurred. See Note 9 for additional information. The interest rate swap and the interest rate collar agreements expired on November 9, 2004.
      The Company does not have any derivative financial instruments at December 31, 2004, nor does it use such instruments for speculative purposes.
      Goodwill and Intangibles — Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for under the purchase method as determined by Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations”. SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment annually. Such an impairment review may result in future periodic write-downs charged to earnings. Goodwill and other intangible assets are stated net of accumulated amortization. See Note 7 for additional information.
      Other intangible assets, consisting of the estimated fair value of certain customer lists acquired, are amortized by the straight-line method over the estimated useful life of the customer, which represents three years.
      Asset Retirement Obligations — On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 requires that companies recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize the expected retirement costs as part of the book value of the long-lived asset. The Company generally has had no legal obligation to remove assets and therefore, has not accrued a liability for anticipated removal costs. Removal costs are expensed as they are incurred. The telephone operations of the Company’s subsidiary, Southwest II, are subject to SFAS No. 71 and therefore, have historically included a component for removal costs in excess of the related estimated salvage value even though there is no legal obligation to remove the assets. Notwithstanding the adoption of SFAS No. 143, SFAS No. 71 requires the Company to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. As a result, the adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.
      Other — Advertising costs, expensed as incurred, were $1,188, $1,999 and $2,411 for the years ended December 31, 2002, 2003 and 2004, respectively.

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Redeemable Preferred Interests of Subsidiary and Minority Interest — The Company allocates earnings and losses attributable to the redeemable preferred interests of subsidiary and minority interest as determined by the limited liability company agreement. A summary of the allocation terms is as follows:

Earnings

•	Earnings are first allocated to redeemable preferred interests to the extent of their 20% accretion and then to common interests. However, if losses had previously been allocated to the respective capital accounts as noted below, the earnings will first be allocated to the redeemable preferred interests to the extent of allocated losses and then to common interests to the extent of their allocated losses.

Losses

•	Losses are first allocated to common interests to the extent of capital contributed.

•	After losses allocated to the common interests reduce the capital accounts to zero, any additional losses are allocated to the redeemable preferred interests to the extent of their capital contributed.
      Before the year ending December 31, 2002, the Company had incurred losses resulting in allocated losses to both common interests and redeemable preferred interests of subsidiary. As of December 31, 2003, all of the redeemable preferred interests of subsidiary’s capital account had been restored to their initial capital contribution. For the years ended December 31, 2002, 2003 and 2004 the Company allocated the following amounts to the redeemable preferred interests of subsidiary and minority interest:

	Year Ended December 31,

	2002	2003	2004

Redeemable preferred interests of subsidiary	$(602)	$(3,314)	$(231)
Minority interest	$(13)	$(254)	$(142)
      In April 2004, the Company repurchased certain interests from a group of individual investors who owned direct equity interest in Southwest II (see Note 22).
      Recent Accounting Pronouncements — In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, the Company will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures adjusted for estimated forfeitures. For periods before the required effective date, the Company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123. The Company has not yet decided if it will apply the modified version of retrospective application.
      In January 2004, FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug,

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Improvement and Modernization Act of 2003 (the Act) in the accounting for post-retirement health care plan under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, FSP 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-2 provides guidance that measures the accumulated post-retirement benefit obligation (“APBO”) and net periodic postretirement benefit cost on or after the date of enactment shall reflect the effects of the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Upon the effective date FSP 106-2 will supersede FSP 106-1. The deferral of the accounting for the Act will continue until FSP 106-2 is effective. The Company has elected the deferral provided by FSP 106-1 and is evaluating the magnitude of the potential favorable impact on results of operations and financial position. The APBO or net periodic postretirement benefit costs do not reflect any amount associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.
      Reclassification — Certain prior year amounts have been reclassified to conform to current year presentation.

(3)	Acquisition
      On January 31, 2002, the Company purchased all the outstanding common stock, preferred stock and common stock equivalents of KCC in a transaction accounted for as a purchase business combination. As a result of this acquisition, the Company also acquired a 32% general partner interest in CGKC&H Rural Cellular Limited Partnership (CGKC&H) and CGKC&H #2 Rural Cellular Limited Partnership (CGKC&H #2) which provide wireless telephone service to certain rural service areas in Texas.
      The purchase price allocation in accordance with SFAS No. 141, “Business Combinations”, for the January 31, 2002 purchase business combination is as follows:

Consideration given — cash paid to former owners	$126,375
Consideration received — fair value of net tangible assets and identified intangible assets purchased	(55,712)
Transaction costs — cash paid for transaction costs	2,471

Goodwill	$73,134

      The following unaudited financial information assumes that the KCC acquisition that was consummated during the year ended December 31, 2002 had occurred on January 1, 2002. The pro forma information is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of January 1, 2002 nor is it necessarily indicative of future operating results.

2002

Revenue	$482,195
Net income	$16,587
Basic and diluted net income per owners’ unit
Class A and B common interests	$0.17
Class C interests	$0.10
      In November 2004, the Company acquired certain high speed and dial-up Internet assets along with the related customers and revenues. The assets are located generally in West Texas and Southeastern New Mexico. The purchase price consisted of $1,500 in cash and assumption of $400 of liabilities. The

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations of the acquired company from November 2004 through the end of the year are not significant to the overall operations of the Company for the entire 2004 fiscal year.

(4)	Discontinued Operations
      As a result of the Company’s sale of its competitive local exchange business in Texas in 2002, the results of such operations have been reflected as discontinued operations in the Company’s financial statements in accordance with SFAS No. 144.
      The following table provides the components of the Company’s discontinued operations for the years ended December 31:

	2002	2003	2004

Revenue	$563	$—	$—
Net income (loss)	$(3,461)	$108	$—
      In connection with the discontinued operations in 2002, the Company recorded a liability of approximately $2,000 related to certain employee termination benefits and other exit costs, including a non-cancelable lease. As of December 31, 2003 and 2004, approximately $100 and $50, respectively, of the $2,000 had not been paid. These amounts have been classified as current liabilities in the Consolidated Balance Sheets. Income from discontinued operations of $108 in 2003 represents a revision to the estimates made in 2002 for certain employee termination benefits and other exit costs.

(5)	Other Current Assets
      Other current assets consist of the following:

	December 31,

	2003	2004

Deferred service activation costs	$5,208	$3,982
Income tax receivable	—	1,327
Other	3,844	3,512

Total	$9,052	$8,821

(6)	Property, Plant and Equipment
      Property, plant and equipment consist of the following:

	Weighted Average	December 31,
	Life In Years	2003	2004

Land	—	$4,686	$4,621
Buildings and leasehold improvements	28	83,858	84,304
Central office equipment	9	301,737	329,651
Outside communications plant	16	540,202	571,295
Furniture, vehicles and other equipment	4	50,269	53,387
Construction in progress	—	9,436	5,269

		990,188	1,048,527
Less accumulated depreciation		(220,618)	(298,543)

Property, plant and equipment, net		$769,570	$749,984

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The above table references the weighted average depreciable life of the Company’s property, plant and equipment. For the majority of its property, plant and equipment, the Company calculates depreciation expense based on its estimate of the useful life of the assets. Certain of the Company’s total property, plant and equipment are accounted for under the requirements of SFAS No. 71. SFAS No. 71 allows the Company to depreciate its assets over useful lives as prescribed by regulatory authorities, which can exceed the actual useful lives of the assets.
      Included in the furniture, vehicles and other equipment amount at December 31, 2003 and 2004 is $6,918 and $7,793, respectively, for vehicles under capital leases. The related accumulated depreciation for these leases is $2,389 and $3,993 at December 31, 2003 and 2004, respectively.
      Depreciation expense, excluding discontinued operations, was $73,273, $81,638 and $86,295 for the years ended December 31, 2002, 2003 and 2004, respectively, and is included in “Depreciation and amortization” in the Company’s Consolidated Statements of Operations. Depreciation expense for 2002, 2003 and 2004 includes $911, $1,350 and $1,604, respectively, related to assets acquired under capital lease obligations.

(7)	Investments and Other Assets
      Investments and other assets consist of the following:

	December 31,

	2003	2004

Goodwill	$1,057,007	$1,058,235
RTFC equity certificates	62,318	31,718
Unamortized debt issuance costs	54,364	26,696
Investments in cellular partnerships	17,986	10,518
Other	4,637	4,004

Total	$1,196,312	$1,131,171

      The Company’s goodwill primarily represents the excess price paid by the Company over the fair value of the tangible and intangible assets and liabilities of the telephone operating properties purchased in Oklahoma, New Mexico, Arkansas and Texas, on the date of acquisition net of accumulated amortization of $74,429. In November 2004, the Company acquired certain high speed and dial-up Internet assets along with the related customers and revenues. The purchase price consisted of $1,500 in cash and assumption of $400 of liabilities. The Company has performed a preliminary purchase price allocation resulting in goodwill of $1,228.
      The Company evaluates the carrying value of goodwill, by reporting unit, as of September 30 of each year, but will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment may exist. At each test date, significant goodwill only existed for the RLEC reporting unit. As part of the evaluation, the Company compares the reporting unit’s carrying value, including goodwill, with its fair value to determine whether an impairment exists. If the net carrying value, including goodwill, is in excess of the respective fair value then no impairment is considered to exist. If the fair value of the reporting unit is less then the carrying value, including goodwill, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value, not to exceed the carrying value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit, including unrecognized intangible assets, as if such reporting

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.
      In determining the estimated fair value for each reporting unit, the Company discounts future cash flow projections to determine if the goodwill can be recovered. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Upon completion of its annual assessment in the third quarters of 2003 and 2004, the Company determined that no write-down in the carrying value of the goodwill was required.
      In accordance with the terms of the Rural Telephone Finance Cooperative (RTFC) loans, the Company was required to purchase an equity certificate in RTFC equal to approximately 10% of the total amount borrowed from the RTFC. RTFC provided a loan to finance the purchase of the equity certificate. The funds invested in this equity certificate will be refunded to the Company upon repayment of the outstanding loan balance. The RTFC certificate is not marketable and is carried at cost. As a member of RTFC, the Company receives non-cash patronage capital certificates based on RTFC earnings. During the year ended December 31, 2003 and 2004, the Company recorded patronage capital certificates with a present value of $430 and $404, respectively. These non-cash patronage capital certificates will accrue interest on a monthly basis and will be redeemed for approximately $1,360 and $1,304 in the years 2018 and 2019, respectively. In connection with the debt recapitalization (see Note 8), the Company redeemed $31,111 of RTFC capital certificates.
      As a result of amending the terms of its credit facilities in 2003 and 2004, the Company expensed $555 and $44,827, respectively, of its previously deferred debt issuance costs. In addition, in 2003 and 2004 the Company deferred an additional $1,158 and $23,948, respectively, of new debt issuance costs incurred as a result of the debt recapitalization (see Note 8). Debt issuance costs are amortized utilizing the effective interest rate method over the term of the related debt. Amortization expense is expected to be approximately $3,069 in 2005, $3,282 in 2006, $3,518 in 2007, $3,780 in 2008 and $4,073 in 2009.
      Investments in cellular partnerships represent the Company’s 32% ownership in both CGKC&H and CGKC&H #2. The Company accounts for its investments using the equity method of accounting. Income taxes on the Company’s equity in earnings of the partnerships are included in the Company’s provision for federal income taxes. In 2004, a wireless competitor began constructing facilities in areas serviced by the Company’s unconsolidated cellular partnerships. This has resulted in a significant decrease in roaming revenue further decreasing the Company’s earnings from unconsolidated cellular partnerships. In light of the financial results of the cellular partnerships, the Company assessed recoverability of the investments in unconsolidated cellular partnerships, which resulted in an impairment charge of $6,678 in the third quarter of 2004.
      Other intangible assets are stated net of accumulated amortization of $156 for the year ended December 31, 2004. Amortization expense is expected to be approximately $184 in 2005 and 2006.

(8)	Debt Recapitalization
      On November 10, 2004, the Company completed its debt refinancing and entered into a new $1,300,000 senior credit facility consisting of a $100,000 senior secured revolving facility and a $1,200,000 term loan. The term loan consists of $900,000 of Tranche B, $270,000 of Tranche C and $30,000 of Tranche D. Concurrently, the Company secured a $265,000 second lien loan and a $135,000 subordinated loan. Proceeds from the new credit facility, second lien loan and the subordinated loan were used to (i) repay all amounts owed under the Company’s previous senior credit facilities; (ii) redeem $325,500 of 10% senior subordinated notes due 2010 held primarily by our equity sponsors, including accrued interest thereon; (iii) redeem $134,102 of redeemable preferred interests and $16,458 of Class C interests held by

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company’s existing equity investors, including our equity sponsors, in VTC; (iv) redeem $8,791 of redeemable preferred minority interests our equity investors held in VTS, and (v) pay $30,719 in associated transaction costs.
      In connection with the Company’s initial public offering in February 2005, the Company amended their senior credit facility and repaid certain indebtedness. See Note 23 for further description.
      As a result of the debt refinancing, the Company accounted for the debt issuance costs associated with the existing and new credit facilities based on Emerging Issue Task Force (EITF) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”. Based on the terms of the new and old credit facilities and the respective lending groups, the Company recorded a loss on extinguishment of debt of $62,975 for the year ended December 31, 2004. The loss on extinguishment of debt consisted of prepayment penalty fees of $11,376, write-off of existing deferred financing costs of $44,827 and fees paid to lenders to modify existing credit facilities of $6,772.

(9)	Long-Term Debt
      Long-term debt outstanding is as follows:

	December 31,

	2003	2004

6.1%* Senior Credit Facilities, due in installments through 2011	$1,145,383	$1,197,075
10.0% Senior Subordinated Debt	314,257	—
10.1%* Second Lien, due 2011	—	265,000
12.9% Subordinated Debt, due 2012	—	135,000
5.4%* Leases, due in installments through 2009	4,333	3,512
6.0%* Other debt, due in installments through 2006	—	391

Total long-term debt	1,463,973	1,600,978
Less current maturities	(37,318)	(1,801)

Long-term debt, excluding current maturities	$1,426,655	$1,599,177

*	weighted average interest rate at December 31, 2004
      On November 10, 2004, the Company refinanced its existing indebtedness resulting in the repayment of existing indebtedness, and return of capital to investors (see Note 8).
      As of December 31, 2003, the previous Senior Credit Facilities consisted of revolving credit agreements (collectively, the Revolver) and Tranches A, B, C and D. These Tranches were related borrowings with varying interest rates, due dates and payment schedules. The previous Senior Credit Facilities were charged interest based upon the following: $553,821 for Tranches A, B and the Revolver were charged interest based upon the applicable Eurodollar rate plus 2.0% to 4.0%, or at applicable base rate plus 0.75% to 3.0%, with the interest rate spread adjusted based upon certain financial ratios; $591,562 for Tranches C and D were charged interest at the RTFC’s current standard long-term variable rate plus 1.18%. As a member of RTFC, the Company receives cash distributions based on RTFC earnings. During the year ended December 31, 2003 and 2004, the Company recorded $3,173 and $3,042, respectively, of cash distributions from the RTFC as a reduction of interest expense.
      At December 31, 2003 and 2004, the weighted average interest rate of the Senior Credit Facilities was 6.2% and 6.1%, respectively.

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amount of borrowing available to the Company under the Revolving credit facility (Revolver) is generally based upon achieving certain levels of operating performance. At December 31, 2004, the Company had an aggregate of $100,000 in available borrowings under the Revolver, for which the Company pays a commitment fee of 0.5% based upon certain financial tests.
      The Company may borrow funds under the Revolver for short-term requirements for a period not to exceed seven days. Any amounts outstanding under these terms are classified as “Notes Payable” on the Consolidated Balance Sheets. As of December 31, 2003, the Company had $5,000 outstanding under these terms and no balance outstanding as of December 31, 2004.
      Borrowings under the Senior Credit Facilities, as amended in February 2005, are collateralized by virtually all assets of the Company. These agreements limit, among other things, additional borrowings, transactions with affiliates, capital expenditures and the payment of dividends. The agreements also require maintenance of certain financial ratios including leverage and interest coverage ratios.
      The Company had $314,257 of 10.0% Senior Subordinated Debt outstanding as of December 31, 2003. From the measurement period ending September 30, 2003 through the date of the refinancing, November 10, 2004, the Company was allowed to pay cash interest on the Senior Subordinated Debt at a rate of 10% per year. The previous Senior Credit Facilities contained provisions requiring the Company to achieve a pro forma fixed charge coverage equal to or greater than one to one for that particular measurement period prior to paying cash interest on the Senior Subordinated Debt. If the Company was prohibited from paying cash interest, the debt accrued interest at 12.0% and the Company converted the non-cash interest into additional note principal. Once the required pro forma fixed charge was achieved, the interest rate dropped to 10% for that particular semi-annual interest period and the Company was allowed to make a cash interest payment. During the year ended December 31, 2003, the Company converted $17,788 of interest into additional note principal. For the measurement period ending September 30, 2003, the Company achieved the required pro forma fixed charge coverage. As a result, the interest rate on the Senior Subordinated Debt decreased to 10.0% and the semi-annual interest payments of $15,713 due December 31, 2003 and June 30, 2004 were paid in cash.
      The approximate annual debt maturities, excluding capital lease obligations, for the five years subsequent to December 31, 2004, as amended in February 2005 (see Note 23), are as follows:

2005	$223
2006	168
2007	—
2008	—
2009	—
Thereafter	1,597,075
      During the year ended December 31, 2002, 2003 and 2004, the Company capitalized $1,116, $997 and $104, respectively, of interest expense related to construction projects.
      As required by the Company’s previous credit agreement, Company entered into two interest rate hedge contracts, an interest rate swap and an interest rate collar agreement, to protect against fluctuating interest rates (hedge agreements) and its impact on the statement of operations associated with variable rate debt. The Company’s interest rate swap and collar agreement do not qualify for hedge accounting under SFAS No. 133, therefore, they are carried at fair market value and are included in “Deferred credits and other liabilities” on the Consolidated Balance Sheets. Changes in the fair market value and settlements are recorded as “Loss on interest rate hedging arrangements” each reporting period.

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The swap agreement effectively converted a portion of the Company’s variable-rate debt to fixed-rate debt, thereby reducing the risk of incurring higher interest costs due to rising interest rates. The interest rate collar included a floor and a cap. For any reset that the three month London InterBank Offered Rate (LIBOR) was less than or equal to 5.43% (Floor Knock-in), the LIBOR that the Company paid for that three month period was 6.76% (Cap). For any reset that the three month LIBOR was greater than 6.76%, but less than 8.25%, the rate that the Company paid was 6.76%.
      As a further hedge against rising interest rates, the Company selected fixed rate options available under certain of the Senior Credit Facilities. For the year ended December 31, 2000, the Company fixed $275,000 of the Tranche C debt for a period of five years at the rate of 9.28%. During the year ended December 31, 2002, the Company fixed $44,000 under Tranche B for a period of three years at the rate of 8.39%. During the year ended December 31, 2003, the Company fixed $210,000 of the Tranche C debt for three years at a rate of 6.68% and $61,111 of the Tranche D debt for a period of four years at a rate of 6.38%. The hedge agreements expired in November 2004.
      The Company acquires vehicles under capital lease obligations. The aggregate future maturities of the capital lease payments are as follows:

Aggregate
Year	Amounts

2005	$1,736
2006	1,240
2007	518
2008	259
2009	68

3,821
Amounts representing interest	(309)

Present value of minimum lease payments	3,512
Current maturities	(1,578)

Long-term portion	$1,934

      Subsequent to year-end, the Company repaid $3,512 of capital lease obligations.

(10)	Deferred Credits and Other Liabilities
      Deferred credits and other liabilities were composed of the following:

	December 31,

	2003	2004

Accrued pension costs (see Note 12)	$15,074	$16,908
Accrued postretirement medical and life benefit costs (see Note 12)	11,205	12,207
Interest rate swap (see Note 9)	4,189	—
Interest rate collar (see Note 9)	4,678	—
Deferred revenue	3,558	2,555
Deferred federal income taxes (see Note 11)	5,354	6,319
Deferred investment tax credit (see Note 11)	259	215
Other	3,755	494

Total	$48,072	$38,698

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred revenue represents revenues billed to customers for activating services. This revenue is recognized over the average life of the customers along with the costs associated with activating such services (see Note 2).

(11)	Income Taxes
      Southwest II has elected to be taxed as a corporation for federal income tax purposes. Each legal operating entity owned directly or indirectly by Southwest II is legally formed as either a limited liability company, a limited partnership, or a corporation. However, each of these entities is treated for federal income tax purposes either as a corporation or a disregarded entity (a division of a corporation). Operations for all entities directly or indirectly owned by Southwest II are included in a consolidated federal income tax return filed by Southwest II. Since Southwest II has elected to be treated as a corporation for tax purposes, the income tax expense and the deferred tax assets and liabilities reported in the consolidated results of operations are reported under this entity’s name and are computed based upon the consolidated Southwest II operations.
      The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. The Company records its net deferred income tax asset and liability for all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, computed based on provisions of the enacted tax law.
      The components of the Company’s net deferred tax liability are as follows at December 31:

	2003	2004

Deferred tax assets:
Reserves and accruals	$421	$105
Other	984	432

	1,405	537

Deferred tax liabilities:
Property, plant and equipment	(5,992)	(6,659)
Other	(767)	(197)

	(6,759)	(6,856)

Net deferred tax liability	$(5,354)	$(6,319)

      Income tax expense for the years ended December 31, was as follows:

	2002	2003	2004

Current expense	$1,556	$2,028	$462
Deferred expense	93	450	203

Total income tax expense	$1,649	$2,478	$665

      There was no income tax expense associated with the discontinued operations.

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The differences between the federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	2002	2003	2004

Statutory federal income tax rate	34.0%	34.0%	(34.0)%
Consolidated entities not subject to income taxes	(25.3)	(29.6)	23.9
Permanent differences	0.0	0.0	12.2
Other, net	0.5	(0.3)	0.4

Effective income tax rate	9.2%	4.1%	2.5%

      Prior to 1988, KCC purchased assets that entitled it to an investment tax credit as a reduction against its federal income tax liability. For financial reporting purposes, this credit was deferred and is being amortized to income over the useful lives of the assets acquired. Amortization of deferred amounts was approximately $41, $46 and $44 in 2002, 2003 and 2004, respectively.
      In connection with the initial public offering in February 2005, the Company completed a reorganization, which resulted in all entities within Valor and VTC becoming federal corporate taxpayers. As a result of the reorganization, the Company will record deferred tax assets and liabilities related to differences between financial reporting and tax bases of our assets and liabilities and net operating losses incurred prior to the Company becoming a taxable entity. Permanent differences relate to the Company’s purchase of minority interests and the impairment charge on investment in cellular partnerships.

(12)	Pension and Employee Benefits
      The Company sponsors a qualified pension plan and a postretirement benefit plan for the union employees. The pension plan is noncontributory. The Company’s postretirement health care plans are generally contributory and include a limit on the Company’s share of the cost for recent and future retirees. The Company accrues the costs, as determined by an actuary, of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.
      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets and a statement of funded status as of December 31:

	Pension Benefits			Postretirement Benefits

	2002	2003	2004	2002	2003	2004

Change in Benefit Obligation:
Benefit obligation at January 1	$34,541	$45,168	$55,982	$9,188	$12,751	$15,386
Benefit obligation assumed as part of the KCC acquisition	3,449	—	—	—	—	—
Service cost	2,363	3,027	3,517	349	394	369
Interest cost	2,764	2,883	3,458	739	882	881
Actuarial loss (gain)	6,058	8,601	3,048	2,177	1,602	(457)
Plan amendments	—	—	170	—	—	—
Effect of special termination benefits	669	—	—	532	—	—
Benefits paid	(4,676)	(3,697)	(5,308)	(234)	(243)	(396)

Benefit obligation at December 31	$45,168	$55,982	$60,867	$12,751	$15,386	$15,783

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Postretirement Benefits

	2002	2003	2004	2002	2003	2004

Change in Plan Assets:
Fair value of plan assets at January 1	$25,479	$21,649	$24,748	$—	$—	$—
Plan assets acquired as part of the KCC acquisition	3,505	—	—	—	—	—
Actual return on plan assets	(2,975)	4,096	2,360	—	—	—
Employer contributions	316	2,700	4,694	234	243	396
Benefits paid	(4,676)	(3,697)	(5,308)	(234)	(243)	(396)

Fair value of plan assets at December 31	$21,649	$24,748	$26,494	$—	$—	$—

Funded status as of December 31	$(23,519)	$(31,234)	$(34,373)	$(12,751)	$(15,386)	$(15,783)
Unrecognized prior service cost	—	—	157	—	—	—
Unrecognized net actuarial loss	17,939	23,864	25,583	2,553	4,181	3,576

Net amount recognized	$(5,580)	$(7,370)	$(8,633)	$(10,198)	$(11,205)	$(12,207)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(10,230)	$(15,074)	$(16,908)	$(10,198)	$(11,205)	$(12,207)
Intangible asset	—	—	157	—	—	—
Adjustment required to recognize additional minimum liability	4,650	7,704	8,118	—	—	—

Net amount recognized	$(5,580)	$(7,370)	$(8,633)	$(10,198)	$(11,205)	$(12,207)

      The accumulated benefit obligation for the pension plan was $31,869, $39,813 and $43,402 as of December 31, 2002, 2003 and 2004, respectively.
      The accrued benefit cost is reflected in “Deferred credits and other liabilities” on the Company’s Consolidated Balance Sheet (see Note 10). The Company’s investment policy is to invest 55-75% of the pension assets in equity funds with the remainder being invested in fixed income funds and cash equivalents. Effective January 1, 2003, the Company selected a new Trustee and Investment Manager for the pension plan.
      The following table shows the asset allocations at December 31, by asset category:

Asset Category	2003	2004

Broad Market Stock Index Fund	61%	61%
International Stock Index Fund	11%	10%
Bond Index Fund	28%	29%

Total	100%	100%

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides an estimate of the benefit payments expected to be paid during the years ended December 31:

	Pension	Postretirement
Year	Benefits	Benefits

2005	$2,226	$666
2006	2,876	759
2007	3,228	853
2008	3,785	942
2009	3,581	1,017
2010-2014	32,727	6,401
      The Company expects to contribute $11,314 to its pension plan and $666 to its other postretirement benefits plan in 2005.
      The following table provides the components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits

	2002	2003	2004	2002	2003	2004

Service cost	$2,363	$3,027	$3,517	$349	$394	$369
Interest cost	2,764	2,883	3,458	739	882	881
Expected return on plan assets	(2,693)	(2,159)	(2,379)	—	—	—
Amortization of loss	20	738	1,371	31	155	148
Special termination benefits	669	—	—	532	—	—
Early retirement window true-up	—	—	—	—	(180)	—

Net periodic benefit cost	$3,123	$4,489	$5,967	$1,651	$1,251	$1,398

      The weighted-average assumptions used in measuring the Company’s benefit obligations as of December 31 are as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits

	2003	2004	2003	2004

Discount rate	6.05%	5.90%	6.05%	5.90%
Expected return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—
      The assumed health care cost trend rate is 9.0% in both 2004 and 2005 and is assumed to decrease gradually to an ultimate rate of 5.0% in the year 2009.
      A one percentage point change in the assumed health care cost trend rate would have no effect on the Company’s other postretirement benefits due to the Company’s cap on benefit payouts.
      The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees. Under the plan, the Company provides matching contributions based on qualified employee contributions. Matching contributions charged to expense were $2,026, $1,840 and $1,447 during the years ended December 31, 2002, 2003 and 2004, respectively.

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Commitments and Contingencies
      The Company has operating leases covering primarily buildings and land. Total rental expense was $4,020, $4,578 and $4,723 in 2002, 2003 and 2004, respectively. At December 31, 2004, rental commitments under noncancelable leases with initial or remaining terms in excess of one year are as follows:

Aggregate
Year	Amounts

2005	$2,161
2006	2,000
2007	1,662
2008	1,566
2009	1,582
Thereafter	991

Total	$9,962

      The Company has various commitments for capital expenditures of $19,958 at December 31, 2004, of which $7,558 is related to the 2005 capital budget and approximately $12,000 is related to the Company’s capital investment commitment in New Mexico. Capital expenditures were $89,527, $69,850 and $65,525, for the years ended December 31, 2002, 2003 and 2004, respectively. Additionally, the Company has unfulfilled contractual commitments for miscellaneous services at December 31, 2004 of $101,635. These commitments extend through December 31, 2010.
      In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.
      The Company has collective bargaining agreements with Communications Workers of America (CWA) and their Local’s 6171 and Local 7019. One of the Company’s contracts with CWA, covering a majority of the represented employees from Local 6171 and all represented employees of Local 7019, expired on February 28, 2005 (see Note 23). The second contract, covering employees of Kerrville Telephone Company, a fully owned subsidiary of the Company, expires on February 14, 2006.

(14)	Redeemable Preferred Interests
      The Company has two classes of Redeemable Preferred Interests: Class A and Class B. The carrying amount of the Redeemable Preferred Interests equals approximately the amount of cash that would be paid under the conditions specified in the Partnership Agreement if settlement of the Redeemable Preferred Interests had occurred at December 31, 2003 and 2004. The Company was required to make an estimate of the fair value of the redeemable preferred interests in order to determine the carrying value of the liability at December 31, 2003 and 2004. The redeemable preferred interests are not entitled to dividends and have no voting rights. The redeemable preferred interest do, however, include a provision that entitles the holder to a return equal to the sum of (i) the initial contribution per interest, or $1.00 for Class A Preferred interests and $0.00 for Class B Preferred interests, and (ii) and appreciation amount calculated as interest on $1.00 per interest, at a rate of 20% per year, compounded quarterly upon the occurrence of a liquidation event or redemption. The appreciation amount defined in (ii) above is payable only after all holders of Class A common interests have received a return of their initial $1.00 capital investment. Under this provision, the maximum amount payable to holders of the redeemable preferred interests at December 31, 2004 is $787,668. Since the return to be paid to preferred interest holders upon redemption would vary based upon the total value of the enterprise available to be distributed to holders of the redeemable preferred interests, the fair value of this liability is determined based upon the enterprise

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of the Company. As such, the Company does not record accretion on the redeemable preferred interests. The Company has measured this liability at December 31, 2003 and 2004 as the amount of cash that would be paid if settlement occurred at the reporting date in accordance with paragraph 22 of SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Any change in the estimated fair value of redeemable preferred interests in a reporting period would be recorded as interest expense. This requires the Company to make an estimate of its enterprise value at each reporting date to properly measure this liability. To date, the Company has concluded that this liability has been fairly stated at an amount equal to the initial contribution of $1.00 per interest for all of the outstanding preferred interests. The Company has recognized no changes in the fair value of the liability since inception.
      On November 10, 2004, the Company refinanced its existing indebtedness resulting in the repayment of existing indebtedness and return of capital to investors, including $134,102 to holders of redeemable preferred interests (see Note 8). In February 2005, the Company completed its initial public offering. Concurrent with the Company’s initial public offering, the Company completed a reorganization resulting in the exchange of redeemable preferred interests for common stock in Valor (see Note 23).
      Information about the Redeemable Preferred Interests is as follows:

	December 31,

	2003	2004

Class A: 500,000,000 interests authorized, 370,231,350 interests outstanding	$370,231	$236,129
Class B: 29,305,106 interests authorized, 28,582,606 interests outstanding	—	—

Total Redeemable Preferred Interests	$370,231	$236,129

      In 1999, VTC authorized the issuance of 353,119,750 Class A preferred interests and 22,505,106 Class B preferred interests. On January 1, 2002, the LLC agreement for VTC was amended to reflect total authorized Class A preferred interests of 500,000,000 and total authorized Class B preferred interests of 29,305,106.
      The Class A and Class B preferred interests have no stated or par value. 365,733,249 of the Class A preferred interests were issued for aggregate proceeds of $365,542 or approximately $1 per preferred interest. The balance of 4,498,101 Class A preferred interests were issued to the founders of the Company in connection with the Company’s formation in 1999. Additionally, 22,505,106 Class B preferred interests were issued to the founders of the Company in connection with the Company’s formation in 1999. No cash proceeds were received for the issuance of the founder’s interests. No cash proceeds were received by the Company for the issuance of the Class B preferred interests. 6,077,500 of the Class B interest were issued pursuant to the Valor Telecom Executive Incentive Plan in 2002 (see Note 17).
      The number of Class B interests outstanding is as follows:

	December 31,

	2003	2004

Total Class B preferred interests outstanding	28,582,606	28,582,606

(15)	Common Owners’ Equity
      The outstanding Class A common interests, Class B common interests, and Class C interests have no stated or par value. Each of the Class A common interests and Class C interests are entitled to one vote. Dividends may be paid based on certain restrictions related to the preferred interests. Any dividends must be paid in equal amounts on the Class A and Class B common interests out of proceeds associated with

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations from sources other than Southwest II. Dividends paid on the Class C interests must arise from earnings and profits attributable to the Southwest II operations.
      In the event of a liquidation of the Southwest operations, the holders of the Class A common interests are entitled to $1.00 per interest, (or, if less, the amount of the related capital contribution paid for such interest), after the effects of distributions (other than dividends) and share ratably with the Class B common interest holders in the remaining net assets available for distribution.
      In the event of a liquidation of the Southwest II operations, the holders of the Class C interests are entitled to $1.00 per interest, (or, if less, the amount of the related capital contribution paid for such interest), after the effects of distributions (other than dividends) and share ratably in the remaining net assets available for distribution.
      On November 10, 2004, the Company refinanced its existing indebtedness resulting in $16,458 of redemption of Class C interests (see Note 8). Concurrent with the Company’s initial public offering, the Company completed a reorganization resulting in the exchange of common interests for common stock in Valor (see Note 23).

(16)	Earnings Per Owners’ Unit
      The following table sets forth the computation of earnings per owners’ unit:

	Class A and B Common Interests			Class C Interests
	Year Ended December 31,			Year Ended December 31,

	2002	2003	2004	2002	2003	2004

	(Dollars in thousands, except unit data)
Numerator:
Income (loss) from continuing operations	$15,541	$51,267	$(6,685)	$4,222	$6,858	$(21,070)
Net income (loss)	12,080	51,375	(6,685)	4,222	6,858	(21,070)
Denominator:
Weighted average common interests outstanding	70,545,857	70,591,699	70,591,699	46,000,000	46,000,000	46,000,000
Basic and Diluted:
Income (loss) from continuing operations	$0.22	$0.73	$(0.09)	$0.09	$0.15	$(0.46)
Net income (loss)	0.17	0.73	(0.09)	0.09	0.15	(0.46)
      On February 9, 2005, the Company completed the initial public offering issuing 29,375,000 shares of common stock of Valor and issued 41,458,333 shares of Valor in exchange for all outstanding ownership interests in VTC and its subsidiaries outstanding prior to the offering and issuance of shares to management under the Long-Term Incentive Plan (see Note 23). After the offering the Company had

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
70,833,333 shares of common stock outstanding. The following table is presented on a pro-forma basis as if the offering had occurred at the beginning of 2004 and the shares were outstanding at that time.

2004

Numerator:
Net loss	$(27,755)
Basic and Diluted Denominator:
Weighted average shares outstanding	69,358,168
Basic and diluted pro forma net loss	$(0.40)
      Unvested shares issued to management of 1,475,165 were excluded from the computation of diluted earnings per share for the year ended December 31, 2004 because the effects would be antidilutive.

(17)	Stock Options
      Equity Incentive Non-Qualifying Stock Options — In 1999, Southwest (a majority-owned subsidiary of the Company) reserved 9,000,000 Class B common interests for issuance to employees of the Company in accordance with the Valor Telecommunications Southwest, LLC 2000 Equity Incentive Non-Qualifying Option Agreement (the Plan). The vesting period for these options ranges from immediate to 5 years and the options expire 10 years after the date of grant. The weighted average remaining life of the options outstanding at December 31, 2004 is 5.8 years. The options are granted at the $1.00 stated price of the Class B common interests. The stated price is equivalent to the estimated fair value of the interests.

Number of
Stock Options	Options*

Options outstanding, January 1, 2002	4,260
Options granted	862
Forfeited options	(405)

Options outstanding, December 31, 2002	4,717
Options granted	465
Forfeited options	(60)

Options outstanding, December 31, 2003	5,122
Options granted	—
Forfeited options	(103)

Options outstanding, December 31, 2004	5,019

Exercisable options at December 31, 2002	2,323

Exercisable options at December 31, 2003	3,383

Exercisable options at December 31, 2004	4,287

*	number of options expressed in thousands

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value for each of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions for 2003 and 2002:

	2002	2003

Dividend yield	0%	0%
Volatility factor	0	0
Risk-free interest rate	5.19%	4.05%
Expected life in years	10	10
      There were no option grants in 2004.
      In 2000, the Company granted an Equity Incentive Non-Qualifying Stock Option to one of its key executives in the amount of 300,000 Class A Common Interests and 1,700,000 Class A Preferred Interests of VTC. The options vested immediately and were granted at a $1.00 stated price. The stated price is equivalent to the estimated fair value of the interests. This option was exercisable at December 31, 2002, 2003 and 2004.
      Concurrent with the Company’s initial public offering, the Company completed a reorganization resulting in the cancellation of equity incentive non-qualifying stock options (see Note 23).
      Phantom Stock Units — The Valor Telecom Executive Incentive Plan was implemented on April 1, 2002, and allows for awards of up to 1,200,000 Class B Common Interests and 6,800,000 Class B Preferred Interests (collectively, Phantom Stock Units) to select executive employees of VTC and its subsidiaries. These interests allow the selected executives to participate in the appreciation on a pro-rata basis with the Class A Preferred Interests and Class A Common Interests held by the Equity Sponsors and Individual Investors. In accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, the amount by which the market value of these Phantom Stock Units exceeds the value specified under the plan is charged to compensation expense over the vesting period. Certain of the awards vested 20% immediately and 20% on January 1 for each of the following 4 years. The remaining awards vest evenly over 5 years from the date the award was granted. Unvested units are subject to cancellation upon expiration or termination of employment. For the years ended December 31, 2002 and 2003 the Phantom Stock Units were deemed to have no value and thus no compensation expense was recorded during those periods. Concurrent with the Company’s initial public offering, the Company valued the Phantom Stock Units, which resulted in a compensation charge of $1,345 for the year ended December 31, 2004 (see Note 23). VTC issued 1,072,500 Class B Common and

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6,077,500 Class B Preferred units to the Executive Incentive Plan in 2002. These units were granted to Executives as follows:

	Number of Phantom
	Stock Units in
	Thousands

	Class B	Class B
	Common	Preferred

Units outstanding, January 1, 2002	—	—
Units granted	1,073	6,078
Forfeited units	—	—

Units outstanding, December 31, 2002	1,073	6,078
Units granted	—	—
Forfeited units	—	—

Units outstanding, December 31, 2003	1,073	6,078
Units granted	—	—
Forfeited units	(15)	(85)

Units outstanding, December 31, 2004	1,058	5,993

Vested units at December 31, 2002	180	1,020

Vested units at December 31, 2003	395	2,236

Vested units at December 31, 2004	609	3,451

(18)	Fair Value of Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
      Cash and cash equivalents — The carrying amount approximates fair value because of the short maturity of these instruments.
      RTFC equity certificate — It is not practicable to estimate the fair value of this investment because there is no quoted market price
      Debt — The fair value of long-term debt for 2003 was estimated based on the Company’s current incremental borrowing rate for debt of the same remaining maturities. The book value of the long-term debt for 2004 approximates the fair value due to the debt recapitalization in November 2004 (see Note 8).
      Interest Rate Swap and Collar Agreement — The Company’s interest rate swap and collar agreements did not qualify for hedge accounting under SFAS No. 133, therefore, they were carried at fair market value. The interest rate swap and collar agreements expired in November 2004.

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated fair value of the Company’s financial instruments is as follows:

	December 31, 2003		December 31, 2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial liabilities:
Long-term debt, including current maturities	$1,463,973	$1,522,847	$1,600,978	$1,600,978
Interest rate swap agreement	4,189	4,189	—	—
Interest rate collar agreement	4,678	4,678	—	—

(19)	Risks and Uncertainties
      Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and cash equivalents.
      The Company places its cash and temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company also periodically evaluates the credit worthiness of the institutions with which it invests. The Company does, however, maintain unsecured cash and cash equivalent balances in excess of federally insured limits.
      The Company recorded revenue from the Texas Universal Service Fund of 21.7%, 20.7% and 20.1% of total revenue for the years ended December 31, 2002, 2003 and 2004, respectively.
      The Company currently outsources much of the billing function to ALLTEL. Although the Company may be exposed to risk of non-performance of the company and transitioning these services to another provider could take a significant period of time and involve substantial costs, the Company considers the risk to be remote.

(20)	Related Party Transactions
      The Company had the following transactions with related parties:

	Year Ended December 31,

	2002	2003	2004

Issuance of additional note principal in lieu of cash interest payments to the Sponsors for Subordinated
Debt	$32,612	$17,788	$—
Payments to certain Individual Investors for their ownership interests and other expenses (see Note 22)	—	—	18,646
Interest paid to the Sponsors for Subordinated Debt	—	15,713	26,974
Fees paid to investors for transaction advisory services	1,300	—	—
Management fees paid to the Sponsors for advisory services	1,000	1,000	1,000
Various professional fees paid to certain Sponsors and Individual Investors	282	228	103
Revenue earned from wireless affiliates	472	489	483

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had the following balances with related parties:

	December 31,

	2003	2004

Senior Subordinated Debt owed to the Sponsors	$314,257	$—
Receivable from wireless affiliates for management services and facility leases	342	1,096
Payable to the Sponsors for management fees	500	500
      Under the terms of the CGKC&H partnership agreement, the general partners have designated the Company to act as the operating partner of CGKC&H. The agreement provides that the Company is to be reimbursed for all reasonable and necessary expenses incurred on behalf of CGKC&H. During 2003 and 2004, the Company was reimbursed approximately $958 and $1,046, respectively, from CGKC&H for these services.

(21)	Restructuring Charges
      In December 2002, the Company eliminated 81 positions as a result of a restructure in the Company’s workforce. The Company recorded $1,768 of expense primarily for termination benefits for employees whose jobs were eliminated. The Company had a subsequent restructure in December 2003 resulting in the elimination of 15 additional positions. The Company recorded $141 of expense for termination benefits for these 15 employees. In 2004, the Company announced workforce reductions of 99 employees. The Company recorded $625 of expense for termination benefits for these 99 employees. As of December 31, 2004, approximately $132 of the severance obligation remains and the Company expects this amount to be settled in 2005. The following table provides a reconciliation of the changes in the termination benefits obligation for the years ended December 31:

	2002	2003	2004	Total
Liability for Termination Benefits	Restructuring	Restructuring	Restructuring	Restructuring

Termination benefits recorded in 2002	$1,768	$—	$—	$1,768
Payments in 2002	(297)	—	—	(297)

Balance, December 31, 2002	1,471	—	—	1,471
Termination benefits recorded in 2003	—	141	—	141
Payments in 2003	(1,405)	(23)	—	(1,428)

Balance, December 31, 2003	66	118	—	184
Termination benefits recorded in 2004	—	—	625	625
Termination benefits true-up	—	(19)	—	(19)
Payments in 2004	(66)	(99)	(493)	(658)

Balance, December 31, 2004	$—	$—	$132	$132

(22)	Significant Events
      Agreement with Former Chief Executive Officer — On April 9, 2004, the Company entered into a new employment agreement with its former Chief Executive Officer (CEO). The new agreement replaces the existing employment agreement between the Company and the former CEO and is effective through March 31, 2007. Under the new agreement, the former CEO with be employed by the Company on a part-time basis and will serve on its Board of Directors as Vice-Chairman. In conjunction with the termination of the former CEO’s prior employment agreement, the Company paid the former CEO a one-time cash payment of $5,000, which was recorded as expense and is included in “Selling, general and

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
administrative” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004. As amended, the Company paid the CEO $750 in connection with the debt recapitalization (see Note 8) and agreed to pay an additional $750 on the earlier of either an initial public offering or the termination of his agreement on March 31, 2007.
      Agreement with Individual Investors — On April 20, 2004, the Company entered into an agreement with a group of individual investors who own direct equity interests in the Company’s majority-owned subsidiaries Valor Telecommunications Southwest, LLC, a Delaware limited liability company, and Valor Telecommunications Southwest II, LLC, a Delaware limited liability company. This agreement provided for the Company to purchase all of the outstanding equity interests of this group of the individual investors for $18,646 in cash. The Company made this cash payment to the group of investors on April 20, 2004. The purchase was accounted for under the guidance provided by SFAS No. 141 and FASB Technical Bulletin, 85-6. Accordingly, approximately $17,988 was allocated to expense and is included in “Other income and (expense), net” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004.
      Offering Costs — In April 2004, the Company filed Form S-1 with the Securities and Exchange Commission (SEC) for the proposed offering of Income Deposit Securities. In connection with the offering the Company incurred approximately $6,957 of offering costs. In the third quarter of 2004, the Company decided not to pursue the offering process and instead completed a debt recapitalization of all its existing debt. Upon making this decision, the Company recorded the $6,957 in offering costs as expense, which is included in “Other income and (expense), net” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004.
      Debt Recapitalization — On November 10, 2004, the Company completed its debt refinancing and entered into a new $1,300,000 senior credit facility consisting of a $100,000 senior secured revolving facility and a $1,200,000 term loan (see Note 8). At the same time, we entered into a $265,000 senior secured second lien and a $135,000 senior subordinated loan. In connection with the debt recapitalization, the Company recorded approximately $5,118 in compensation expense related to bonuses paid to executive management and others as a result of their efforts with the debt recapitalization and past services to the Company.

(23)	Subsequent Events
      Initial Public Offering and Senior Notes Offering — On February 9, 2005, the Company completed their initial public offering (“Offering”) through registering 29,375,000 shares of common stock for net proceeds of $409,600. Concurrent with the initial public offering, the Company issued $400,000 principal amount of 7 3/4% senior notes due in 2015 for net proceeds of $386,800. The proceeds from the Offering and the issuance of the senior notes will be used to repay the second lien loan, senior subordinated loan, a portion of the existing credit facility and associated fees and expenses.
      In connection with the Offering, certain of the Company’s stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the Offering price less the underwriting discount. On March 9, 2005, we were notified that the underwriters exercised their over-allotment option in full. We received no proceeds from the over-allotment exercise.
      Reorganization — Immediately prior to and in connection with the Offering, the Company consummated a reorganization pursuant to which the existing equity holders contributed all their equity interests in VTC and Southwest to Valor Communications Group, Inc., or Valor, in exchange for 39,537,574 shares of common stock in the aggregate. Following the reorganization, Valor exists as a holding company with no direct operations and each of VTC, Southwest and Southwest II will be either a direct or an indirect wholly owned subsidiary of Valor. Valor’s principal assets consist of the direct and indirect equity interests of its subsidiaries, all of which will be pledged to the creditors under our new credit facility.

VALOR TELECOMMUNICATIONS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following the reorganization, senior management will collectively hold an aggregate of 1,920,759 shares of our common stock, of which 445,539 shares will be fully vested upon the consummation of the Offering.
      Amendment to Senior Credit Facility — In connection with the Offering the Company amended its senior credit facility. The amended senior credit facility resulted in the reduction of the commitment amount of Tranche B Term Loan to $750,000, Tranche C Term Loan to $50,000 and Tranche D Term Loan to $5,556. Under the amended credit facility, the entire principal balances on the Tranches B, C and D are due at maturity, February 2012. As a result of the amendment, the Company has recorded no current maturities related to its senior credit facility.
      Interest on Tranche B bears interest based on LIBOR plus 2% and is payable no less than monthly. Interest on the Tranches C and D is fixed at 6.38% and is due quarterly. The Company entered into an agreement to reduce the risk of interest rate volatility of total indebtedness in March 2005.
      As a result of the repayment of existing indebtedness, the Company is expected to record a loss on extinguishment of debt of approximately $33,000 primarily due to prepayment premiums, breakage costs and the write-off of related deferred debt costs during the first quarter of 2005.
      Stock Compensation — Concurrent with offering, the Company terminated the Valor Telecom Executive Incentive Plan and cancelled all equity incentive non-qualifying stock options in Class B common interests. The Company finalized the 2005 Executive Incentive Plan resulting in the issuance of restricted stock. The Company will record expense as a result of the issuance of the restricted stock.
      Collective Bargaining Agreement — On March 4, 2005, after a five day extension, the Company reached a tentative three-year collective bargaining agreement that was subject to ratification by the CWA membership. On March 24, 2005, the union membership voted upon but failed to ratify the tentative agreement. The Company and CWA have agreed to extend the expired agreement through April 15, 2005. During this period the Company plans to continue efforts to gain union membership approval of a new collective bargaining agreement.

VALOR TELECOMMUNICATIONS, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at
	Beginning of	Charged to Costs	Charged to		Balance at
Description	Period	and Expenses	Other Accounts	Deductions(1)	End of Period

Year ended December 31, 2002
Allowance for doubtful accounts — customers	$(4,298)	$(6,064)	$(52)	$6,417	$(3,997)
Allowance for doubtful accounts — carriers and other	(800)	(5,329)	(200)	5,536	(793)

Total	$(5,098)	$(11,393)	$(252)	$11,953	$(4,790)

Year ended December 31, 2003
Allowance for doubtful accounts — customers	$(3,997)	$(3,160)	$—	$4,485	$(2,672)
Allowance for doubtful accounts — carriers and other	(793)	(138)	—	279	(652)

Total	$(4,790)	$(3,298)	$—	$4,764	$(3,324)

Year ended December 31, 2004
Allowance for doubtful accounts — customers	$(2,672)	$(4,242)	$—	$5,081	$(1,833)
Allowance for doubtful accounts — carriers and other	(652)	(196)	—	(33)	(881)

Total	$(3,324)	$(4,438)	$—	$5,048	$(2,714)

(1)	Deductions represent write-offs net of recoveries.

S-1