Form 10-Q
period 2005-03-31
VALOR COMMUNICATIONS GROUP INC
filed 2005-05-13
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-32422

VALOR COMMUNICATIONS GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-0792300

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

201 E. John Carpenter Freeway, Suite 200, Irving, Texas                     75062

              (Address of principal executive offices)                            (Zip Code)

Registrant’s telephone number, including area code: (972) 373-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2005, 70,735,454 shares of common stock, par value $0.0001 per share, were outstanding.

VALOR COMMUNICATIONS GROUP, INC.

Page No.
Part I. Financial Information:

Item 1. Unaudited Financial Statements

Condensed Consolidated Balance Sheets—December 31, 2004 and March 31, 2005	3

Condensed Consolidated Statements of Operations—Three Months Ended March 31, 2004 and 2005	4

Condensed Consolidated Statements of Cash Flows— Three Months Ended March 31, 2004 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	33

Part II. Other Information:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

Signatures	36
Indenture
Registration Rights Agreement
Amended/Restated Credit Agreements
2005 Incentive Compensation Plan
Amended & Restated AT&T Master Carrier Agreements
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

ITEM 1: FINANCIAL STATEMENTS

Valor Communications Group, Inc.

Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)
(unaudited)

	December 31,	March 31,
	2004	2005

ASSETS
Current assets
Cash and cash equivalents	$17,034	$39,122
Accounts receivable:
Customers, net of allowance for doubtful accounts of $1,833 and $1,704, respectively	26,602	24,247
Carriers and other, net of allowance for doubtful accounts of $881 and $564, respectively	36,155	34,687
Materials and supplies, at average cost	1,400	1,477
Other current assets	8,821	7,828

Total current assets	90,012	107,361

Net property, plant and equipment	749,984	745,156

Investments and other assets
Goodwill	1,058,235	1,058,235
Other	72,936	55,098

Total investments and other assets	1,131,171	1,113,333

TOTAL ASSETS	$1,971,167	$1,965,850

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,801	$223
Accounts payable	5,847	7,362
Notes payable	1,893	—
Accrued expenses and other current liabilities:
Taxes	13,505	8,977
Salaries and benefits	15,135	13,361
Interest	5,471	4,292
Other	15,564	29,527
Advance billings and customer deposits	15,700	15,551

Total current liabilities	74,916	79,293

Long-term debt	1,599,177	1,200,590

Deferred credits and other liabilities	38,698	113,476

Redeemable preferred interests	236,129	—

Redeemable preferred interests of subsidiary	15,776	—

Total liabilities	1,964,696	1,393,359

Minority interests	—	—

Commitments and contingencies (see Note 10)
Stockholders’ equity
Class A common interests, no par or stated value, 500,000,000 interests authorized, 65,568,694 issued and 65,534,944 outstanding at December 31, 2004	64,633	—
Class B common interests, no par or stated value, 5,184,255 interests authorized, 5,056,755 issued and outstanding at December 31, 2004	—	—
Class C interests, no par or stated value, 50,000,000 interests authorized, 46,000,000 issued and outstanding at December 31, 2004	29,542	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 70,868,777 shares issued and 70,648,109 shares outstanding at March 31, 2005	—	7
Additional paid-in capital	—	941,968
Treasury stock, 33,750 Class A common interests at December 31, 2004 and 220,668 shares of common stock at March 31, 2005, at cost	(34)	(3,193)
Accumulated other comprehensive loss	(7,894)	(7,684)
Deferred equity compensation	—	(18,301)
Accumulated deficit	(79,776)	(340,306)

Total stockholders’ equity	6,471	572,491

TOTAL LIABILITIES AND EQUITY	$1,971,167	$1,965,850

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.

Condensed Consolidated Statements of Operations
(Dollars in thousands, except owner unit and common share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2005

Operating revenues	$125,852	$125,926

Operating expenses
Cost of service (exclusive of depreciation and amortization shown separately below)	26,579	26,084
Selling, general and administrative	32,930	33,587
Non-cash stock compensation	—	6,387
Depreciation and amortization	20,827	22,235

Total operating expenses	80,336	88,293

Operating income	45,516	37,633

Other income (expense)
Interest expense	(27,730)	(26,048)
Loss on interest rate hedging arrangements	(342)	(40)
Earnings from unconsolidated cellular partnerships	325	29
Loss on debt extinguishment	—	(29,262)
Other income and (expense), net	(70)	83

Total other income (expense)	(27,817)	(55,238)

Income (loss) before income taxes and minority interest	17,699	(17,605)
Income tax expense (benefit)	567	(5,437)

Income (loss) before minority interest	17,132	(12,168)
Minority interest	(1,518)	(468)

Net income (loss)	15,614	(12,636)
Other comprehensive income
Interest rate hedging arrangements, net of tax	—	210

Comprehensive income (loss)	$15,614	$(12,426)

Earnings per owners’ unit:
Basic and diluted net income (see Note 12):
Class A and B common interests	$0.20	$0.09
Class C interests	$0.03	$0.01

Loss per common share:
Basic and diluted net loss (see Note 12):
Common stock	$—	$(0.28)

Cash dividends declared per share:	$—	$0.18

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2005

Operating activities
Net income (loss)	$15,614	$(12,636)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,827	22,235
Deferred income taxes	123	(5,437)
Loss on debt extinguishment	—	29,262
Amortization of debt issuance costs	2,019	910
Non-cash unrealized (gain) loss on interest rate hedging arrangements	(2,351)	40
Earnings from unconsolidated cellular partnerships	(325)	(29)
Provision for doubtful accounts receivable	1,769	1,093
Non-cash stock compensation expense	—	6,387
Minority interest	1,518	468
Changes in current assets and current liabilities:
Accounts receivable	5,828	2,730
Accounts payable	(1,040)	1,515
Accrued interest	7,814	(1,179)
Other current assets and current liabilities, net	(4,095)	(6,890)
Other, net	2,408	2,020

Net cash provided by operating activities from continuing operations	50,109	40,489

Investing activities
Additions to property, plant and equipment	(16,654)	(17,379)
Redemption of RTFC capital certificates	—	24,445
Distributions from unconsolidated cellular partnerships	—	317
Other, net	(69)	(19)

Net cash (used in) provided by investing activities from continuing operations	(16,723)	7,364

Financing activities
Proceeds from issuance of debt	—	400,000
Repayments of debt	(33,777)	(800,165)
Notes payable, net	2,736	(1,893)
Prepayment fees paid in connection with the repayment of debt	—	(19,393)
Proceeds from issuance of common stock, net of offering costs	—	412,746
Payments of debt issuance costs	—	(16,206)
Other, net	—	(854)

Net cash used in financing activities from continuing operations	(31,041)	(25,765)

Net increase in cash and cash equivalents from continuing operations	2,345	22,088
Net operating cash used in discontinued operations	(9)	—

Net increase in cash and cash equivalents	2,336	22,088
Cash and cash equivalents at beginning of period	1,414	17,034

Cash and cash equivalents at end of period	$3,750	$39,122

See Note 13 for supplemental cash flow information.

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands except owner unit and common share amounts)
(unaudited)

(1) Background and Basis of Presentation

The consolidated financial statements include the accounts of Valor Communications Group, Inc., (“Valor”) and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated. Valor is a holding company and has no direct operations. Valor was formed for the sole purpose of reorganizing our corporate structure and consummation of our initial public offering. Valor’s principle assets are the direct and indirect equity interest of its subsidiaries, Valor Telecommunications, LLC (“VTC”), Valor Telecommunications Southwest, LLC (“VTS”) and Valor Telecommunications Southwest II, LLC (“VTS II”). The historical consolidated financial statements prior to the initial public offering represent those of VTC.

The Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our Management, the Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP. The financial information for the three months ended March 31, 2004 and 2005 has not been audited by an independent registered public accounting firm. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. The Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2004.

Initial Public Offering and Senior Notes Offering - On February 9, 2005, the Company completed its initial public offering (“Offering”) through registering 29,375,000 shares of common stock at an offering price of $15. Concurrent with the initial public offering, the Company issued $400,000 principal amount of 7 3/4% senior notes due in 2015. The proceeds from the Offering and the issuance of the senior notes were used to repay the second lien loan of $265,000, senior subordinated loan of $135,000, a portion of the existing credit facility of $373,400 and associated fees and expenses of approximately $64,700. In connection with the Offering, certain of the Company’s stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the Offering price less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full. The Company received no proceeds from the over-allotment exercise.

Reorganization - Immediately prior to and in connection with the Offering, the Company consummated a reorganization pursuant to which the existing equity holders contributed all their equity interests, including Class A common, Class B common, Class C, redeemable preferred interests, redeemable preferred interests of subsidiary and minority interests, in VTC and VTS to Valor in exchange for 39,537,574 shares of common stock in the aggregate. Following the reorganization, Valor exists as a holding company with no direct operations and each of VTC, VTS and VTS II are either a direct or an indirect wholly owned subsidiary of Valor.

As a result of the reorganization, all partnership operations of Valor became wholly owned (directly or indirectly) by the Company, and the operations of the Company and all wholly owned subsidiaries and affiliates became included in a consolidated federal corporate tax return.

Amendment to Senior Credit Facility - In connection with the Offering the Company amended its senior credit facility. The amended senior credit facility resulted in the reduction of the commitment amount of Tranche B Term Loan to $750,000, Tranche C Term Loan to $50,000 and Tranche D Term Loan to $5,556. Under the amended credit facility, the entire principal balances on the Tranches B, C and D are due at maturity, February 2012.

As a result of the repayment of existing indebtedness, the Company recorded a loss on extinguishment of debt of $29,262 primarily due to prepayment premiums, breakage costs and the write-off of related previously deferred debt costs in the first quarter of 2005.

Stock Compensation - Concurrent with the Offering, the Company terminated the Valor Telecom Executive Incentive Plan and cancelled all equity incentive non-qualifying stock options in Class B common interests. The Company finalized the 2005 Long-Term Incentive Plan (“LTIP”) resulting in the issuance of restricted stock. The Company granted 1,895,697 shares of restricted stock to management during the quarter, which vest on the Offering date and thereafter on January 1, 2006, 2007 and 2008. The Company recorded $6,387 of expense as a result of the issuance of the restricted stock in the first quarter of 2005.

(2) Stock-Based Compensation

The Company accounts for its employee stock compensation plan using the intrinsic value based method in accordance with APB Opinion No. 25 as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost is reflected in net income related to options, since options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation cost for the options had been determined in accordance with SFAS No. 123, the Company’s net income and per owner unit amounts for the three months ended March 31, 2004 and 2005 would have been as follows:

	2004	2005

Net income (loss) as reported:	$15,614	$(12,636)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(100)	(4,471)
Add: Total stock-based employee compensation expense determined under intrinsic value based method, net of tax	—	4,471

Pro forma net income (loss)	$15,514	$(12,636)

Earnings per owners’ unit:
Basic and diluted net income (loss) as reported:
Class A and B common interests	$0.20	$0.09
Class C interests	$0.03	$0.01
Common stock	$—	$(0.28)
Basic and diluted net income (loss) pro forma:
Class A and B common interests	$0.20	$0.09
Class C interests	$0.03	$0.01
Common stock	$—	$(0.28)

As discussed in Note 1, the Company cancelled all equity incentive non-qualifying stock options in Class B common interests in connection with the Offering in February 2005.

(3) Net Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	December 31,	March 31,
	2004	2005

Gross property, plant and equipment	$1,048,527	$1,065,730
Accumulated depreciation	(298,543)	(320,574)

Net property, plant and equipment	$749,984	$745,156

(4) Investments and Other Assets

Investments and other assets consist of the following:

	December 31,	March 31,
	2004	2005

Goodwill	$1,058,235	$1,058,235
RTFC equity certificates	31,718	7,310
Unamortized debt issuance costs	26,696	32,412
Investments in cellular partnerships	10,518	10,225
Other	4,004	5,151

Total	$1,131,171	$1,113,333

(5) Long-Term Debt

As a result of the amended credit facility in February 2005, the Company is required to reduce the risk of interest rate volatility with at least 50% of its indebtedness. To manage interest rate risk exposure and fulfill requirements under the credit facility, the Company entered into seven agreements, three interest rate caps and four interest rate swaps, with investment grade financial institutions in March 2005 (collectively, “Agreements”). While the Company may be exposed to credit losses due to non-performance of the counterparties, the Company considers the risk to be remote. In connection with entering the interest rate cap agreements, the Company paid $854.

The following represents a summary of the Agreements as of March 31:

					2005
	Effective	Maturity	Notional	Cap Rate	Fair Value
Instrument	Date	Date	Amount	or Pay Rate	Asset

Interest rate cap	03/31/05	03/31/06	$450,000	5.0%	$42
	03/31/06	03/30/07	50,000	5.0	112
	03/31/06	03/31/08	100,000	5.0	660
Interest rate swap	03/31/06	03/31/08	75,000	4.5	110
	03/31/06	03/31/08	75,000	4.6	95
	03/31/06	03/31/10	100,000	4.7	85
	03/30/07	03/31/08	30,000	4.7	10

The Company’s interest rate caps are not treated as hedges as prescribed by the accounting literature; therefore, the fair value of the instruments is recorded each reporting period in “Other assets” on the Consolidated Balance Sheets with the change in fair value recorded in the Consolidated Statements of Operations in “Loss on interest rate hedging arrangements.” The interest rate swaps effectively convert the Company’s variable rate debt to fixed rate debt. The swap agreements qualify for hedge accounting under SFAS No. 133; therefore, they are carried at fair market value and are included in “Other assets” on the Consolidated Balance Sheets with changes in fair value recorded as “Other comprehensive income” in the accompanying Consolidated Statements of Operations. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

(6) Deferred Credits and Other Liabilities

Deferred credits and other liabilities were composed of the following:

	December 31,	March 31,
	2004	2005

Accrued pension costs	$16,908	$18,595
Accrued postretirement medical and life benefit costs	12,207	12,398
Deferred revenue	2,555	2,416
Deferred federal income taxes	6,319	79,016
Deferred investment tax credit	215	203
Other	494	848

Total	$38,698	$113,476

(7) Income Taxes

In connection with the Offering in February 2005, the Company completed a reorganization, which resulted in the operations of all entities within Valor and VTC becoming reportable in a consolidated corporate federal tax return. As a result of the reorganization the Company’s previous owners contributed approximately $308,000 of Net Operating Losses (“NOL’s”) that the Company will be able to use, subject to certain limitations, to reduce future taxable income. Furthermore, the Company has cumulative book/tax differences of approximately $519,000 resulting from items such as goodwill amortization and accelerated tax depreciation that the Company has deducted faster for tax purposes under the tax code than for financial reporting purposes.

The tax effect of the NOL’s and the cumulative differences were recorded on the Company’s balance sheet at the reorganization and resulted in a net deferred tax liability of approximately $79,000.

The Company also has other items totaling $760,000, which consist of $644,000 related to unamortized goodwill and $116,000 related to the step-up in tax basis of assets as a result of the reorganization. Unamortized goodwill represents tax deductions through 2015 that will result in a future deferred tax liability for financial reporting purposes due to the book/tax basis difference related to the goodwill. Due to the fact there is no step-up in basis for book purposes, the step-up in our tax basis of assets will represent a permanent difference.

Prior to the reorganization in February 2005, only VTS II had elected to be taxed as a corporation for federal income tax purposes. Each legal operating entity owned directly or indirectly by VTS II is legally formed either as a limited liability company, a limited partnership, or a corporation. However, each of these entities was treated for federal income tax purposes either as a corporation or a disregarded entity (a division of a corporation). Operations for all entities directly or indirectly owned by VTS II were included in a consolidated federal income tax return filed by VTS II. Since VTS II had elected to be treated as a corporation for tax purposes, the income tax expense and the deferred tax assets and liabilities reported in the consolidated results of operations are reported under this entity’s name and are computed based upon the consolidated Southwest II operations.

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. The Company records its net deferred income tax asset and liability for all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, computed based on provisions of the enacted tax law.

Income tax expense (benefit) was as follows:

	Three months ended March 31,
	2004	2005

Current expense	$444	$—
Deferred expense (benefit)	123	(5,437)

Total income tax expense (benefit)	$567	$(5,437)

The differences between the federal income tax statutory rate and the Company’s effective income tax rate of 3.5% for the three months ended March 31, 2004 is primarily related to consolidated entities not subject to income taxes. The differences between the federal income tax statutory rate and the Company’s effective income tax rate of 30.1% for the three months ended March 31, 2005 is primarily related to consolidated entities not subject to income taxes prior the effective date of the Company’s Offering.

(8) Pension and Postretirement Benefits

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

The following tables provide the components of net periodic benefit cost for the three months ended March 31:

	Pension Benefits
	2004	2005

Service cost	$892	$983
Interest cost	849	967
Expected return on plan assets	(636)	(665)
Amortization of loss	217	383

Net periodic benefit cost	$1,322	$1,668

	Postretirement Benefits
	2004	2005

Service cost	$112	$104
Interest cost	252	249
Amortization of loss	44	42

Net periodic benefit cost	$408	$395

(9) Restructuring Charges

The following table provides a reconciliation of the changes in the employee termination benefits obligation for the three months ended March 31, 2005:

Termination
benefits

Balance, December 31, 2004	$132
Adjustment to 2004 estimated termination benefits	27
Payments in 2005	(92)

Balance, March 31, 2005	$67

(10) Commitments and Contingencies

In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

(11) Related Party Transactions

The Company had the following transactions with related parties:

	Three months ended March 31,
	2004	2005

Interest expense due to the Sponsors for Subordinated Debt	$7,856	$—
Management fee expense due to the Sponsors for advisory services	250	—
Various professional fees paid to certain Sponsors and Individual Investors	30	19
Revenue earned from wireless affiliates	122	120

The Company had the following balances with related parties:

	December 31,	March 31,
	2004	2005

Receivable from wireless affiliates for management services and facility leases	$1,096	$766
Payable to the Sponsors for management fees	500	500

Under the terms of the CGKC&H (wireless affiliate) partnership agreement, the general partners have designated the Company to act as the operating partner of CGKC&H. The agreement provides that the Company is to be reimbursed for all reasonable and necessary expenses incurred on behalf of CGKC&H. During 2004 and 2005, the Company was reimbursed approximately $230 and $271, respectively, from CGKC&H for these services.

Effective January 1, 2005, the Company terminated the management agreement, whereby, the Company paid Sponsors management fees for advisory services.

(12) Earnings Per Share

On February 9, 2005, the Company completed the initial public offering issuing 29,375,000 shares of common stock and 41,458,333 shares of common stock in exchange for all outstanding ownership interests in VTC and its subsidiaries outstanding prior to the Offering and issuance of shares to management under the Long-Term Incentive Plan. As of March 31, 2005, the Company had 70,868,777 shares of common stock issued and 70,648,109 outstanding, including unvested restricted shares issued to management.

The following table sets forth the computation of earnings per share for the period from February 9 through March 31, 2005:

Earnings Per Share

(dollars in thousands, except per share data)
Numerator:
Net loss	$(19,187)

Denominator:
Weighted average common shares outstanding	69,367,007

Basic and Diluted:
Net loss per common share	$(0.28)

There were 1,501,770 of unvested shares issued to management that were excluded from the computation of diluted earnings per share for the period from February 9 through March 31, 2005 because the effect would be anti-dilutive.

The following table sets forth the computation of earnings per owners’ unit for the quarter ended March 31, 2004 and the period from January 1 through February 8, 2005:

	For the Quarter Ended		For the Period from January 1-
	March 31, 2004		February 8, 2005

	Class A and B		Class A and B
	Common Interests	Class C Interests	Common Interests	Class C Interests

	(dollars in thousands, except per unit data)
Numerator:
Net income	$14,108	$1,506	$6,234	$317

Denominator:
Weighted average common interests outstanding	70,591,699	46,000,000	70,591,699	46,000,000

Basic and Diluted:
Net income per owners’ unit	$0.20	$0.03	$0.09	$0.01

(13) Supplemental Cash Flow Information

Cash payments for interest were $20,864 and $26,451 for the quarters ended March 31, 2004 and 2005, respectively.

In connection with the Offering, the Company redeemed all outstanding interests for 39,537,574 shares of Valor common stock and recorded a net deferred tax liability from the existing equity owners of VTC prior to becoming a federal corporate taxpayer as follows:

DR (CR)

Class A common interests	$64,633
Class B common interests	—
Class C interests	29,542
Redeemable preferred interests	236,129
Redeemable preferred interests in subsidiary	15,776
Deferred tax liability, net	(79,338)
Minority interest	468
Common stock	(4)
Additional paid-in capital	(513,722)
Treasury stock	(34)
Accumulated deficit	246,550

In connection with the Offering, the Company issued 1,866,133 shares of restricted stock. The Company recorded $27,992 to deferred equity compensation, common stock and additional paid-in capital. As a result, we recorded $6,387 of non-cash stock based compensation expense related to the issuance of restricted stock to our management.

Concurrent with the Offering, the Company exchanged shares of Valor common stock with a value of $1,351 for all outstanding units under the Valor Telecom Executive Incentive Plan.

In March 2005, certain unvested shares of restricted stock were forfeited. Restricted stock forfeitures of $3,310 were recorded as deferred equity compensation with a corresponding offset to paid-in capital and treasury stock.

In connection with the amendment of the credit facility in February 2005, the Company wrote-off $9,869 of unamortized debt issuance costs.

In March 2005, the Company declared a cash dividend of $12,486 that was payable in April 2005.

The Company accrued $1,525 of Offering and debt issuance costs that was not yet paid as of March 31, 2005.

(14) Guarantor Subsidiaries

The Senior Notes issued will be guaranteed jointly and severally by all of Valor’s existing subsidiaries (“the guarantor subsidiaries”) and such guarantees will be full and unconditional. Existing subsidiaries include VTC, Southwest including its operating entities, and Southwest II including its operating entities. Valor has no independent assets or operations. Separate financial information has not been presented for the guarantor subsidiaries because the guarantor subsidiaries will effectively comprise all of Valor’s assets and operations.

Provisions of the senior credit agreement that the Company entered in conjunction with the initial public offering restricts the ability of all of the guarantor subsidiaries to transfer funds to the Company. The senior credit agreement also precludes the guarantor subsidiaries from transferring funds to Valor:

i.	to pay dividends on common stock during a dividend suspension period, as defined in the senior credit agreement;

ii.	when an event of default has occurred, as defined in the senior credit agreement; or

iii.	for the purpose of paying dividends that would exceed available distributable cash, as defined in the senior credit agreement.

(15) Recently Issued Accounting Pronouncements

In January 2004, FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post-retirement health care plans under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, FSP 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-2 provides guidance that measures the accumulated post-retirement benefit obligation (“APBO”) and net periodic postretirement benefit cost on or after the date of enactment shall reflect the effects of the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Upon the effective date FSP 106-2 will supersede FSP 106-1. The deferral of the accounting for the Act will continue until FSP 106-2 is effective. We have elected the deferral provided by FSP 106-1 and are evaluating the magnitude of the potential favorable impact on our results of operations and financial position. The effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 have not been reflected for interim disclosure purposes. The Company is currently evaluating the options available under the Act and has yet to determine if the plan is actuarially equivalent to the standard Medicare Part D benefit. Therefore, any measures of APBO or Net Periodic Postretirement Benefit Cost do not reflect the effects of the Act on the plan.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term conditional asset retirement obligation refers to an obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An obligation exists when a law, regulation or contract requires an entity to perform an asset retirement activity. The interpretation requires an entity to recognize a liability–– generally upon acquisition, construction or development–– for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. In circumstances where sufficient information is not available, the liability should be recognized in the period in which sufficient information becomes available to estimate its fair value. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s financial position and results of operations.

(16) Subsequent Events

In April 2005, the Company made an optional prepayment of $10,000 on the outstanding Tranche B Term loan indebtedness.

On May 2, the Communications Workers of America (CWA) informed the Company that the union membership had ratified the three-year, tentative collective bargaining agreement reached between the Company and the CWA on April 5, 2005. The new agreement will cover the period March 1, 2005 through February 29, 2008.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months March 31, 2005 compared to three months March 31, 2004

Forward-Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this quarterly report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this quarterly report and those described from time to time in materials filed with the Company’s other filings with the SEC. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

•	our high degree of leverage and significant debt service obligations;

•	our ability to refinance our existing indebtedness on terms acceptable to us, or at all;

•	any adverse changes in law or government regulation;

•	the risk that we may not be able to retain existing customers or obtain new customers;

•	the risk of technological innovations outpacing our ability to adapt or replace our equipment to offer comparable services;

•	the possibility of labor disruptions;

•	the risk of increased competition in the markets we serve;

•	the impact of pricing decisions;

•	the risk of weaker economic conditions within the United States;

•	potential difficulties in integrating completed or future acquisitions;

•	uncertainties associated with new product development;

•	environmental matters;

•	potential outcome of future income tax audits;

•	possible future litigation or regulatory proceedings;

•	potential increasing costs of providing healthcare and postretirement benefits to our existing and former employees;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States; and

•	other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Overview

We provide telecommunications services primarily in rural areas of Texas, Oklahoma, New Mexico and Arkansas. We formed our company in 2000 in connection with the acquisition of select telephone assets from GTE Southwest Corporation, which is now part of Verizon. In January 2002, we acquired the local telephone company serving Kerrville, Texas. The rural telephone businesses that we own have been operating in the markets we serve for over 75 years. Since our inception, we have invested substantial resources to improve and expand our network infrastructure. In the markets we serve, we provide a full range of voice and data services, including integrated packages of local, long distance, high-speed data and Internet access, as well as a variety of enhanced services such as voicemail and caller identification. We provide reliable, personalized customer care through three call centers, and we have automated many of our customer service functions to enable our customers to interact with our company 24 hours a day, 365 days a year.

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

Significant transactions

On February 9, 2005, we completed our initial public offering registering 29,375,000 shares of Valor common stock for $15 per share. The net proceeds from the initial public offering were used to repay certain existing indebtedness. In conjunction with the initial public offering, we completed a reorganization of our company. In connection with the initial public offering, certain of the company’s stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the Offering price less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full. We received no proceeds from the over-allotment exercise.

Concurrently with the initial public offering, our subsidiary Valor Telecommunications Enterprises, LLC and its direct wholly-owned subsidiary, Valor Telecommunications Enterprises Finance Corp., as co-issuers, issued $400 million aggregate principal amount of ten year senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933. We used the net proceeds from such issuance to repay certain existing indebtedness.

Expenses related to our Offering that have been recorded in the three months ended March 31, 2005 include the following:

     • $29.3 million in fees and expenses associated with our repayment of existing indebtedness, including write-off of certain deferred debt costs, prepayment premiums and breakage fees;

     • $1.7 million in compensation expense for the portion of cash transaction bonuses that were paid and accrued to members of our management team in connection with the Offering; and

     • $6.4 million in compensation expense for restricted shares issued to members of our management team.

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

     In New Mexico, we operate under an Alternative Form of Regulation Plan that is specific to our company. We recently played an instrumental role in the development and passage of access reform legislation. Under the provisions of the new law, Valor’s intrastate access rates will be reduced to Valor’s interstate access rate in effect on January 1, 2006 in a phased implementation during the period April 2006 to May 2008. The access revenue reductions will be revenue neutral to Valor through a combination of increases in prices charged for basic local services and payments from a new state universal service fund.

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

     Universal Service Fund (USF)

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

We have considered the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and determined the operating segments are considered one reportable segment as further described in Note 2 to the “Consolidated Financial Statements” in the Annual Report on Form 10-K.

We generated revenues of $125.9 million in the quarters ended March 31, 2005 and 2004. Operating income for the period ended March 31, 2005 and 2004 was $37.6 million and $45.5 million, respectively. Net loss for the quarter ended March 31, 2005 was $12.6 million compared to net income of $15.6 million for the quarter ended March 31, 2004.

Consolidated Operating Revenues

The following table provides the detail of revenues for the quarter ended March 31:

	2004	2005	Change	% Change

	(dollars in thousands)
Local service	$38,844	$38,650	$(194)	0%
Data services	5,937	7,469	1,532	26%
Long distance services	8,762	10,368	1,606	18%
Access services	33,047	30,292	(2,755)	-8%
Universal Service Fund	30,077	29,025	(1,052)	-3%
Other ancillary services	9,185	10,122	937	10%

	$125,852	$125,926	$74	0%

The following table sets forth several key metrics for the quarter ended March 31:

	2004	2005

Total revenue (in thousands)	$125,852	$125,926
Ending access lines (1)	557,296	537,002
Average access lines	557,012	538,670
Average revenue per access line per month	$75.31	$77.92
Long distance subscribers	197,303	222,874
Penetration rate of total access lines	35%	42%
DSL subscribers	10,019	31,208
Penetration rate of total access lines	2%	6%

(1) We calculate our access lines in service by counting the number of working communication facilities that provide local service that terminate in a central office or to a customer’s premises. Non-revenue producing lines provisioned for company official use and for test purposes are included in our total access line counts. There were 13,242 and 14,597 non-revenue producing lines included in our total access line count at March 31, 2004 and 2005, respectively, which represented 2.4% and 2.7%, respectively, of our total access line counts.

Reflecting a general trend in the rural local exchange carrier industry, the number of access lines that we serve as an incumbent local exchange carrier has been decreasing. Several factors explain the loss of access lines, including the increasing availability of DSL service, which reduces the need for second lines, and competition from wireless and cable service providers. We have implemented a number of initiatives to gain new access lines and retain existing access lines, including greater marketing of our services and sale of bundled services that include a second access line and services that may make wireless and cable alternatives less attractive or competitive. In spite of these efforts, we anticipate that we will continue to lose access lines at least for the foreseeable future.

Our consolidated revenues were flat for the three-month period ended March 31, 2005 compared to the same period in 2004. We had an increase of $2.8 million as a result of adding DSL and long distance subscribers. DSL subscribers grew to 31,208 at March 31, 2005, which represented an increase of 212%. We added an average of 26,741 long distance subscribers from March 31, 2004 to March 31, 2005. Operating revenues further increased due to $0.6 million of revenue from the favorable resolution of a regulatory proceeding we had pending before the Texas Public Utility Commission (“TPUC”) related to an expanded local calling surcharge that was approved by the TPUC in the fourth quarter of 2004. Our ability to bill and collect this surcharge will expire on December 31, 2005.

Offsetting the above increase, we experienced a decrease of $2.5 million as a result of access line loss, lower access rates and reduction in minutes of use. Our USF revenues decreased $0.5 million due to the fact that our Federal USF high cost support was reduced effective January 1, 2005 due to increases in the national average loop cost by the FCC. The remaining $0.6 million of the decrease in USF revenues is attributable to lower access line counts and the related effect on our revenues received from both Federal USF CALLS support and the Texas Universal Service Fund.

Operating Expenses

The following table sets forth operating expenses for the quarter ended March 31:

	2004	2005	Change	% Change

	(dollars in thousands)
Cost of service	$26,579	$26,084	$(495)	-2%
Selling, general and administrative	32,930	33,587	657	2%
Non-cash stock compensation	—	6,387	6,387	n/a
Depreciation and amortization	20,827	22,235	1,408	7%

	$80,336	$88,293	$7,957	10%

Operating expenses increased $8.0 million primarily due to $6.4 million of non-cash stock compensation related to the issuance of restricted stock to our management. The restricted stock vests based on various percentages from the initial public offering date through January 1, 2008. We expect to incur approximately $6.4 million of expense each year through January 1, 2008. Further increase was due to $1.7 million in bonuses paid and accrued to management related to the initial public offering. Offsetting the above increases was a decrease of $0.8 million due to vendor price reductions associated with certain back-office functions we have outsourced to a third party service provider and a $0.8 million decrease in employee salary and benefit costs related to reduced headcount. Finally, depreciation and amortization also increased $1.4 million due to our increased investment in property, plant, and equipment to improve our network infrastructure.

Interest Expense

The following table sets forth interest expense for the quarter ended March 31:

	2004	2005	Change	% Change

	(dollars in thousands)
Interest expense	$27,730	$26,048	$(1,682)	-6%

The decrease in interest expense was primarily due to lower average principal outstanding primarily as a result of repayment of approximately $400 million from the net proceeds of the Offering and lower average interest rates on our debt.

Loss on Interest Rate Hedging Arrangements

The following table sets forth loss on interest rate hedging arrangements for the quarter ended March 31:

	2004	2005	Change	% Change

	(dollars in thousands)
Loss on interest rate hedging arrangements	$(342)	$(40)	$302	-88%

The adjustment to mark our hedging arrangements to market value resulted in non-cash income of $2.4 million quarter ended March 31, 2004. The remaining loss in 2004 relates to cash settlements of $2.7 million. We entered into new arrangements to limit our interest rate risk under the terms of our existing credit facility in March 2005 as further described under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.” The amount recorded in the three months ended March 31, 2005, represents the instruments that are not accounted for utilizing hedge accounting.

Earnings from Unconsolidated Cellular Partnerships, Loss on Debt Extinguishment and Other Income and Expense

The following table provides the detail of other income and expense for the quarter ended March 31:

	2004	2005	Change	Change %

	(dollars in thousands)
Earnings from unconsolidated cellular partnerships	$325	$29	$(296)	-91%
Loss on extinguishment of debt	—	(29,262)	(29,262)	n/a
Other income and (expense), net	(70)	83	153	-219%

Earnings from unconsolidated cellular partnerships represent our share of the earnings in the equity interest of the two cellular partnerships. In 2004, a wireless competitor began constructing facilities in areas serviced by our unconsolidated cellular partnerships. This has resulted in a significant decrease in roaming revenue further decreasing our earnings from the unconsolidated cellular partnerships.

In connection with our Offering and amendment of our credit facility, we recorded a $29.3 million loss on extinguishment of debt. The loss on extinguishment of debt relates to prepayment fees and premiums and write-off of debt issuance costs related to our existing indebtedness and transaction fees and costs related to our new facility that were included in the calculation of the loss on extinguishment of debt under the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

Other income and (expense), net includes various miscellaneous income and expense items, including interest income on our cash balances held at financial institutions.

Income Taxes

The following table sets forth income taxes for the quarter ended March 31:

	2004	2005	Change	% Change

	(dollars in thousands)
Income tax expense (benefit)	$567	$(5,437)	$(6,004)	-1059%

The income taxes for the quarter ended March 31, 2004 only represent those of Valor Telecommunications Southwest II, LLC, which has elected to be taxed as a corporation for federal income tax purposes.

In February 2005, we completed a reorganization concurrent with our Offering. Prior to our reorganization, substantially all of the operations of Valor elected partnership treatment for income tax purposes. Following the completion of our Offering and the related reorganization, the operations of the company and all wholly owned subsidiaries became reportable in a consolidated corporate federal tax return. As such for the period from January 1, 2005 through the Offering date, we recorded income tax expense directly attributable to the operations of Valor Telecommunications Southwest II, LLC. Following the Offering date, we recorded an income tax benefit due to our net loss for the period for the operations of Valor Communications Group, Inc. Additionally, we recorded deferred tax positions related to differences between financial reporting and the tax basis of our assets and liabilities and net operating losses incurred prior to becoming a taxable entity.

The principal reason for the difference between our effective income tax rate and the U.S. federal statutory income tax rate is income (loss) from consolidated subsidiaries that are treated, for federal income tax purposes, as partnerships for the first quarter of 2004 and for the period from January 1, 2005 through the Offering date. We expect our overall effective income tax rate will approximate 30% for fiscal year 2005. The primary difference between the expected effective income tax rate and the statutory rate represents income from consolidated subsidiaries that were treated, for federal income tax purposes, as partnerships for the period from January 1, 2005 through the Offering date and a permanent difference related to the step-up in tax basis of assets related to our reorganization that is amortized for tax, but not book purposes.

Minority Interest

The following table sets forth the minority interest for the quarter ended March 31:

	2004	2005	Change	% Change

	(dollars in thousands)
Minority interest	$(1,518)	$(468)	$1,050	-69%

Minority interest reflects the share of income of minority shareholders who hold common interests in Valor Telecommunications Southwest, LLC and Valor Telecommunications Southwest II, LLC. In connection with the Offering, we completed a reorganization, whereby we redeemed all outstanding minority interests. For the quarter ended March 31, 2005, minority interest reflects the share of income of minority shareholders from January 1, 2005 through the Offering date.

Financial Condition and Liquidity

Financial Condition. As of March 31, 2005, we had total debt, net of cash and cash equivalents, of $1.2 billion and $572.5 million of stockholders’ equity, compared to net debt of $1.6 billion and $6.5 million of common owners’ equity at December 31, 2004. Historically, we have used excess cash generated through operations to pay down long-term debt. In April 2005, we utilized a portion of our excess cash to repay $10.0 million of our senior credit facility indebtedness. At March 31, 2005 and December 31, 2004, we had a positive working capital balance of $28.1 million and $15.1 million, respectively.

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

In connection with our reorganization, our previous owners contributed approximately $308.2 million of Net Operating Losses (“NOL’s”) in our reorganization that we will be able to use, subject to certain limitations, to reduce our future taxable income. Furthermore, we have cumulative differences of approximately $519.4 million resulting from items such as goodwill amortization and accelerated tax depreciation that we have deducted faster for tax purposes under the tax code than we have for financial reporting purposes. The tax effect of the NOL’s and the cumulative differences were recorded on our balance sheet at the reorganization and resulted in a net deferred tax liability of approximately $79.3 million.

We also have other items totaling $760.7 million, the most significant being goodwill, that we will deduct from our future taxable income.

	2004	2005	Change	% Chg

	(dollars in thousands)
Net cash provided by operating activities	$50,109	$40,489	$(9,620)	-19%
Net cash (used in) provided by investing activities	(16,723)	7,364	24,087	-144%
Net cash used in financing activities	(31,041)	(25,765)	5,276	-17%
Net operating cash used in discontinued operations	(9)	—	9	-100%

Net increase in cash and cash equivalents	$2,336	$22,088	$19,752	846%

Cash Flows

Operating Activities. Net cash provided by continuing operations of $40.5 million in 2005, was generated primarily by adjustments to our loss from continuing operations of $12.6 million to exclude non-cash and loss on debt extinguishment items of $54.9 million. The most significant non-cash item in 2005 was depreciation and amortization expense of $22.2 million and loss on debt extinguishment of $29.3 million. Net cash provided by continuing operations of $50.1 million in 2004 was generated primarily by $15.6 million of income from continuing operations, adjusted to exclude non-cash items of $23.6 million. The most significant non-cash items in 2004 were depreciation and amortization expense of $20.8 million.

Investing Activities. Cash provided by investing activities was $7.4 million for the first quarter of 2005 compared to cash used in investing activities $16.7 million in 2004. Our investing activities consist primarily of capital expenditures for property, plant and equipment. We fund capital expenditures to deploy new network services, modernize our property, plant and equipment, position our network infrastructure for future growth, and to meet regulatory obligations. Capital expenditures for the quarter ended March 31, 2005 and 2004 were $17.4 million and $16.7 million, respectively. We anticipate that capital spending for fiscal year 2005 will be approximately $58.8 million.

The investing activities during 2005 include proceeds from the redemption of our RTFC capital certificate of $24.4 million that occurred in connection with amendment of our credit facility.

Financing Activities. Cash used by financing activities was $25.8 million in 2005 and $31.0 million in 2004. These changes are principally due to the net incremental payments of long-term debt of $400.2 million and $33.8 million in 2005 and 2004, respectively. Cash used by financing activities in 2005 also includes $412.7 million of net proceeds from the issuance of common stock in connection with our Offering and payment of prepayment fees and transaction costs of $19.4 million and $16.2 million, respectively.

Historically, we have managed our cash on hand through the use of revolving credit facilities to maximize the amount of debt repayment.

Outstanding Debt and Existing Financing Arrangements

As of March 31, 2005 we had various financing arrangements outstanding with a total borrowing capacity of $1.3 billion. Of this total borrowing capacity, $100.0 million was available under a revolving credit facility and $1.2 billion was outstanding as debt.

Amended Credit Facility and Issuance of Senior Notes

In connection with our Offering, we issued $400.0 million principal amount 7 3/4% senior notes due in 2015 for net proceeds of approximately $390.0 million. The proceeds from the issuance of the senior notes were used to repay certain existing indebtedness.

Also, in connection with our Offering we amended our senior credit facility. The amended senior credit facility resulted in the reduction of the commitment amount of Tranche B Term Loan to $750.0 million, Tranche C Term Loan to $50.0 million and Tranche D Term Loan to $5.6 million. The reduction of the amended credit facility was primarily funded from the net proceeds of the Offering. Under the amended credit facility, the entire principal balances on Tranches B, C and D are due at maturity, February 2012.

Recently Issued Accounting Pronouncements

In January 2004, FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post-retirement health care plans under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, FSP 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-2 provides guidance that measures the accumulated post-retirement benefit obligation (“APBO”) and net periodic postretirement benefit cost on or after the date of enactment shall reflect the effects of the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Upon the effective date FSP 106-2 will supersede FSP 106-1. The deferral of the accounting for the Act will continue until FSP 106-2 is effective. We have elected the deferral provided by FSP 106-1 and are evaluating the magnitude of the potential favorable impact on our results of operations and financial position. The effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 have not been reflected for interim disclosure purposes. We are currently evaluating the options available under the Act and have yet to determine if the plan is actuarially equivalent to the standard Medicare Part D benefit. Therefore, any measures of APBO or Net Periodic Postretirement Benefit Cost do not reflect the effects of the Act on the plan.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term conditional asset retirement obligation refers to an obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An obligation exists when a law, regulation or contract requires an entity to perform an asset retirement activity. The interpretation requires an entity to recognize a liability–– generally upon acquisition, construction or development–– for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. In circumstances where sufficient information is not available, the liability should be recognized in the period in which sufficient information becomes available to estimate its fair value. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the effect that adoption of this interpretation will have on the company’s financial position and results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
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

At December 31, 2004, we had total debt of $1.6 billion consisting of both fixed and variable debt with weighted average interest rate of 7.3%. Substantially all of our debt balance was scheduled to mature 2011 through 2012. As a result of the debt recapitalization that occurred November 10, 2004, the fair value of our debt approximates carrying value.

At March 31, 2005, we had total debt of $1.2 billion consisting of both fixed and variable debt with weighted average interest rates ranging from 4.9% to 7.8%. Approximately $800.0 million of our debt matures in 2012 and $400.0 million matures in 2015. In February 2005, we completed our initial public offering and issuance of 7 3/4% senior notes for net proceeds of approximately $801.5 million. We used the proceeds from the initial public offering and the issuance of senior notes to repay certain indebtedness that was outstanding at December 31, 2004 and related transaction costs. As a result of the amendment of our credit facility, our initial public offering and issuance of senior notes that occurred in February 2005, the fair value of our debt approximates carrying value.

At March 31, 2005, we had approximately $745.0 million of variable rate debt. If market interest rates increase 100 basis points within the next year over the rates in effect at March 31, 2005, interest expense would increase $7.5 million. We are charged interest on our variable rate debt, as defined in the Senior Credit Agreement, based on LIBOR plus 2% or an applicable base rate plus 1%. As of March 31, 2005, we have an interest rate cap of 5% on our three-month floating rate LIBOR option related to a principal balance of $450.0 million. The three-month LIBOR rate for the quarter ended March 31, 2005 ranged from 2.6% to 3.1%.

As a result of the amended credit facility in February 2005, we are required to reduce the risk of interest rate volatility with at least 50% of our indebtedness. To manage our interest rate risk exposure and fulfill our requirement under our credit facility, we entered into seven agreements, three interest rate caps and four interest rate swaps, with investment grade financial institutions in March 2005 (collectively, “Agreements”). In connection with entering the interest rate cap agreements, we paid $0.9 million.

The following represents a summary of the Agreements as of March 31 (dollars in thousands):

					2005
	Effective	Maturity	Notional	Cap Rate	Fair Value
Instrument	Date	Date	Amount	or Pay Rate	Asset

Interest rate cap	03/31/05	03/31/06	$450,000	5.0%	$42
	03/31/06	03/30/07	50,000	5.0	112
	03/31/06	03/31/08	100,000	5.0	660
Interest rate swap	03/31/06	03/31/08	75,000	4.5	110
	03/31/06	03/31/08	75,000	4.6	95
	03/31/06	03/31/10	100,000	4.7	85
	03/30/07	03/31/08	30,000	4.7	10

Our interest rate caps are not treated as hedges as prescribed by the accounting literature; therefore, the fair value of the instruments is recorded each reporting period in “Other assets” on the Consolidated Balance Sheets with the change in fair value recorded in the Consolidated Statements of Operations in “Loss on interest rate hedging arrangements.” The interest rate swaps effectively convert our variable rate debt to fixed rate debt. Our interest rate swap agreements qualify for hedge accounting under SFAS No. 133; therefore, they are carried at fair market value and are included in “Other assets” on the Consolidated Balance Sheets with changes in fair value recorded as “Other comprehensive income” in the accompanying Consolidated Statements of Operations. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4: CONTROLS AND PROCEDURES

     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005 to ensure that information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the quarter ended March 31, 2005, we completed our initial public offering (“Offering”) registering 29,375,000 shares of common stock at an offering price of $15 per share on Form S-1, originally filed April 8, 2004 (Reg. No 333-114298) for aggregate gross proceeds of $440.6 million. The effective date of the Offering was February 9, 2005. In connection with the Offering, certain of our stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares at the Offering price less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full resulting in aggregate gross proceeds of $66.1 million. We received no proceeds from the over-allotment exercise. The managing underwriters for our Offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and J.P. Morgan Securities Inc.

From February 9, 2005, the effective date, through March 31, 2005, we had incurred the following expenses that are recorded as a reduction of paid-in capital:

Expenses incurred in connection with the offering:

Underwriting discount	$26,437,500
New York Stock Exchange listing fee	250,000
Printing and engraving costs	652,938
Legal fees and expenses	1,191,340
Accounting fees and expenses	582,920
Miscellaneous	876

$29,115,574

Of the $29.1 million expenses noted above, $1.2 million represent accruals of expenses incurred in connection with the Offering. We expect the remaining expenses will be paid in the second quarter of fiscal 2005.

Net proceeds to Valor from the Offering were $411.5 million, net of above expenses. Net proceeds for the period from February 9, 2005 to March 31, 2005 were used as follows:

Repayment of indebtedness	$409,967,926
Cash bonuses to executive officers, directors and other members of management	1,541,500

$411,509,426

Item 6. Exhibits

4.1	Indenture, dated February 14, 2005, among Valor Communications Group, Inc., the guarantors thereto and the Bank of New York, as trustee.

4.2	Form of Senior Subordinated Note (included in Exhibit 4.1).

4.3	Registration Rights Agreement, dated February 14, 2005, among Valor Telecommunications Enterprises, LLC, Valor Communications Enterprises Finance Corp., the Guarantors named therein and the Initial Purchasers (as defined therein.)

10.1	Amended and Restated Credit Agreement, dated as of February 14, 2004, among Valor Telecommunications Enterprises, LLC as Borrower, Valor Communications Group, Inc. and certain of its subsidiaries, as Guarantors, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Chase Bank, National Association and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, CIBC World Markets Corp. and Wachovia Bank, N.A., as Documentation Agents and the Lenders party thereto.

10.2	Valor Communications Group, Inc. 2005 Incentive Compensation Plan.

10.3	Amended & Restated AT&T Master Carrier Agreement, dated as of March 29, 2005, between Valor Telecommunications of Texas, L.P. and AT&T Corp.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A request for confidential treatment was filed for portions of this document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission as required by Rule 24b-2.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2005	VALOR COMMUNICATIONS GROUP, INC.

	By:	/s/ John J. Mueller
John J. Mueller
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2005

	By:	/s/ Randal S. Dumas
Randal S. Dumas
Vice President and Controller
(Principal Accounting Officer
and Interim Principal Financial Officer)