Form 10-Q
period 2005-06-30
VALOR COMMUNICATIONS GROUP INC
filed 2005-08-12
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number: 001-32422
VALOR COMMUNICATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0792300

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

201 E. John Carpenter Freeway, Suite 200, Irving, Texas	75062

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 373-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2005, 70,762,566 shares of common stock, par value $0.0001 per share, were outstanding.

VALOR COMMUNICATIONS GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Valor Communications Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)
(unaudited)

	December 31,	June 30,
	2004	2005

ASSETS
Current assets
Cash and cash equivalents	$17,034	$60,129
Accounts receivable:
Customers, net of allowance for doubtful accounts of $1,833 and $1,715, respectively	26,602	26,760
Carriers and other, net of allowance for doubtful accounts of $881 and $590, respectively	36,155	31,753
Materials and supplies, at average cost	1,400	1,641
Other current assets	8,821	7,378

Total current assets	90,012	127,661

Net property, plant and equipment	749,984	735,146

Investments and other assets
Goodwill	1,058,235	1,058,235
Other	72,936	53,437

Total investments and other assets	1,131,171	1,111,672

TOTAL ASSETS	$1,971,167	$1,974,479

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,801	$208
Accounts payable	5,847	7,079
Notes payable	1,893	—
Accrued expenses and other current liabilities:
Taxes	13,505	10,160
Salaries and benefits	15,135	9,911
Interest	5,471	11,746
Other	15,564	39,528
Advance billings and customer deposits	15,700	15,308

Total current liabilities	74,916	93,940

Long-term debt	1,599,177	1,190,556

Deferred credits and other liabilities	38,698	125,252

Redeemable preferred interests	236,129	—

Redeemable preferred interests of subsidiary	15,776	—

Total liabilities	1,964,696	1,409,748

Minority interests	—	—

Commitments and contingencies (see Note 9)
Stockholders’ equity
Class A common interests, no par or stated value, 500,000,000 interests authorized, 65,568,694 issued and 65,534,944 outstanding at December 31, 2004	64,633	—
Class B common interests, no par or stated value, 5,184,255 interests authorized, 5,056,755 issued and outstanding at December 31, 2004	—	—
Class C interests, no par or stated value, 50,000,000 interests authorized, 46,000,000 issued and outstanding at December 31, 2004	29,542	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 70,868,777 shares issued and 70,759,806 shares outstanding at June 30, 2005	—	7
Additional paid-in capital	—	916,886
Treasury stock, 33,750 Class A common interests at December 31, 2004 and 108,971 shares of common stock at June 30, 2005, at cost	(34)	(1,573)
Accumulated other comprehensive loss	(7,894)	(10,567)
Deferred equity compensation	—	(17,790)
Accumulated deficit	(79,776)	(322,232)

Total stockholders’ equity	6,471	564,731

TOTAL LIABILITIES AND EQUITY	$1,971,167	$1,974,479

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except owner unit and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Operating revenues	$126,796	$126,068	$252,648	$251,994

Operating expenses
Cost of service (exclusive of depreciation and amortization shown separately below)	25,451	25,987	52,030	52,071
Selling, general and administrative	35,253	30,755	68,183	64,342
Non-cash stock compensation	—	1,956	—	8,343
Depreciation and amortization	21,144	22,489	41,971	44,724

Total operating expenses	81,848	81,187	162,184	169,480

Operating income	44,948	44,881	90,464	82,514

Other income (expense)
Interest expense	(27,365)	(18,864)	(55,095)	(44,912)
Gain (loss) on interest rate hedging arrangements	305	(516)	(37)	(556)
Earnings from unconsolidated cellular partnerships	343	32	668	61
Loss on debt extinguishment	—	—	—	(29,262)
Other income and (expense), net	(18,287)	518	(18,357)	601

Total other income (expense)	(45,004)	(18,830)	(72,821)	(74,068)

Income (loss) before income taxes and minority interest	(56)	26,051	17,643	8,446

Income tax expense (benefit)	(4,633)	7,809	(4,066)	2,372

Income before minority interest	4,577	18,242	21,709	6,074
Minority interest	(1,286)	—	(2,804)	(468)

Net income	3,291	18,242	18,905	5,606
Other comprehensive loss
Interest rate hedging arrangements, net of tax	—	(2,883)	—	(2,673)

Comprehensive income	$3,291	$15,359	$18,905	$2,933

Earnings (loss) per owners’ unit:
Basic and diluted net income (loss) (see Note 11):
Class A and B common interests	$0.21	$—	$0.41	$0.09
Class C interests	$(0.25)	$—	$(0.22)	$0.01

Earnings (loss) per common share (see Note 11):
Basic	$—	$0.26	$—	$(0.01)
Diluted	$—	$0.26	$—	$(0.01)

Cash dividends declared per share:	$—	$0.36	$—	$0.54

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2004	2005

Operating activities
Net income	$18,905	$5,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,971	44,724
Deferred income taxes	(4,684)	2,334
Expense incurred related to cash payment to minority shareholders in connection with reorganization	17,988	—
Loss on debt extinguishment	—	29,262
Amortization of debt issuance costs	4,084	1,852
Non-cash unrealized (gain) loss on interest rate hedging arrangements	(5,344)	556
Earnings from unconsolidated cellular partnerships	(668)	(61)
Provision for doubtful accounts receivable	2,269	2,451
Non-cash stock compensation expense	—	8,343
Minority interest	2,804	468
Changes in current assets and current liabilities:
Accounts receivable	38	1,795
Accounts payable	1,309	1,232
Accrued interest	(680)	6,275
Other current assets and current liabilities, net	(1,565)	(8,768)
Other, net	4,237	2,608

Net cash provided by operating activities from continuing operations	80,664	98,677

Investing activities
Additions to property, plant and equipment	(35,763)	(29,889)
Redemption of RTFC capital certificates	—	24,445
Distributions from unconsolidated cellular partnerships	—	317
Other, net	(464)	(228)

Net cash used in investing activities from continuing operations	(36,227)	(5,355)

Financing activities
Proceeds from issuance of debt	58,000	400,000
Repayments of debt	(85,809)	(810,214)
Notes payable, net	1,513	(1,893)
Cash payment to minority interest holders in connection with reorganization	(18,646)	—
Prepayment fees paid in connection with the repayment of debt	—	(19,393)
Proceeds from issuance of common stock, net of offering costs	—	411,407
Cash dividends paid	—	(12,486)
Payments of debt issuance costs	(124)	(16,794)
Other, net	—	(854)

Net cash used in financing activities from continuing operations	(45,066)	(50,227)

Net (decrease) increase in cash and cash equivalents from continuing operations	(629)	43,095
Net operating cash used in discontinued operations	(16)	—

Net (decrease) increase in cash and cash equivalents	(645)	43,095
Cash and cash equivalents at beginning of period	1,414	17,034

Cash and cash equivalents at end of period	$769	$60,129

See Note 12 for supplemental cash flow information.
See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands except owner unit and common share amounts)
(unaudited)
(1) Background and Basis of Presentation
The consolidated financial statements include the accounts of Valor Communications Group, Inc. (“Valor”) and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated. Valor is a holding company and has no direct operations. Valor was formed for the sole purpose of reorganizing our corporate structure and consummation of our initial public offering. Valor’s principal assets are the direct and indirect equity interests of its subsidiaries, Valor Telecommunications, LLC (“VTC”), Valor Telecommunications Southwest, LLC (“VTS”) and Valor Telecommunications Southwest II, LLC (“VTS II”). The historical consolidated financial statements prior to the initial public offering represent those of VTC.
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP. The financial information for the three and six months ended June 30, 2004 and 2005 has not been audited by an independent registered public accounting firm. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2004.
Initial Public Offering and Senior Notes Offering - On February 9, 2005, the Company completed its initial public offering (“Offering”) through registering 29,375,000 shares of common stock at an offering price of $15 per share. Concurrent with the initial public offering, the Company issued $400,000 principal amount of 7 3/4% senior notes due in 2015. The proceeds from the Offering and the issuance of the senior notes were used to repay the second lien loan of $265,000, senior subordinated loan of $135,000, a portion of the existing credit facility of $373,400 and associated fees and expenses of approximately $65,400. In connection with the Offering, certain of the Company’s stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the Offering price less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full. The Company received no proceeds from the over-allotment exercise.
In August 2005, the Company completed the exchange of all outstanding 7 3/4% Senior Notes in aggregate principal amount at maturity of $400,000 due 2015 for substantially identical 7 3/4% Senior Notes that have been registered under the Securities Act of 1933. The new notes will mature on February 15, 2015 and will pay interest semi-annually on February 15 and August 15, starting on August 15, 2005.
Reorganization - Immediately prior to and in connection with the Offering, the Company consummated a reorganization pursuant to which the existing equity holders contributed all their equity interests, including Class A common, Class B common, Class C, redeemable preferred interests, redeemable preferred interests of subsidiary and minority interests, in VTC and VTS to Valor in exchange for 39,537,574 shares of Valor common stock in the aggregate. Following the reorganization, Valor exists as a holding company with no direct operations and each of VTC, VTS and VTS II is either a direct or an indirect wholly owned subsidiary of Valor.
As a result of the reorganization, all partnership operations of Valor became wholly owned (directly or indirectly) by the Company, and the operations of the Company and all wholly owned subsidiaries and affiliates became included in a consolidated federal corporate tax return.
Amendment to Senior Credit Facility - In connection with the Offering, the Company amended its senior credit facility. The amended senior credit facility resulted in the reduction of the commitment amount of Tranche B Term Loan to $750,000, Tranche C Term Loan to $50,000 and Tranche D Term Loan to $5,556. Under the amended credit facility, the entire principal balances on the Tranches B, C and D Term Loans are due at maturity, which is February 2012.
As a result of the repayment of existing indebtedness, the Company recorded a loss on extinguishment of debt of $29,262 primarily due to prepayment premiums, breakage costs and the write-off of related previously deferred debt costs in the first quarter of 2005.
Stock Compensation - Concurrent with the Offering, the Company terminated the Valor Telecom Executive Incentive Plan and cancelled all equity incentive non-qualifying stock options in Class B common interests. The Company finalized the 2005 Long-Term Incentive Plan (“LTIP”) resulting in the issuance of restricted stock. Since the Offering, the Company has granted 1,981,968 shares of restricted stock to management and our board of directors under the LTIP plan. The Company has recorded $8,343 of expense for the six months ended June 30, 2005 as a result of the issuance of the restricted stock.

(2) Stock-Based Compensation
The Company accounts for its employee stock compensation plans using the intrinsic value based method in accordance with APB Opinion No. 25 as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In connection with and following the Offering, the Company grants shares of restricted stock to employees. The Company has recorded $8,343 of non-cash stock compensation expense in the six months ended June 30, 2005 related to the difference between the exercise price and the Company’s common stock price at the date of grant. For the periods in which the Company had outstanding options, no stock-based employee compensation cost is reflected in net income, since options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If compensation cost for the restricted stock and options had been determined in accordance with SFAS No. 123, the Company’s net income and per owner unit amounts for the three and six months ended June 30, 2004 and 2005 would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Net income as reported:	$3,291	$18,242	$18,905	$5,606
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(100)	(1,369)	(200)	(5,840)
Add: Total stock-based employee compensation expense determined under intrinsic value based method, net of tax	—	1,369	—	5,840

Pro forma net income	$3,191	$18,242	$18,705	$5,606

Earnings (loss) per owners’ unit:
Basic and diluted net income (loss) as reported:
Class A and B common interests	$0.21	$—	$0.41	$0.09
Class C interests	$(0.25)	$—	$(0.22)	$0.01
Common stock	$—	$0.26	$—	$(0.01)
Basic and diluted net income (loss) pro forma:
Class A and B common interests	$0.21	$—	$0.41	$0.09
Class C interests	$(0.25)	$—	$(0.22)	$0.01
Common stock	$—	$0.26	$—	$(0.01)
As discussed in Note 1, the Company cancelled all equity incentive non-qualifying stock options in Class B common interests in connection with the Offering in February 2005.
(3) Net Property, Plant and Equipment
Net property, plant and equipment is composed of the following:

	December 31,	June 30,
	2004	2005

Gross property, plant and equipment	$1,048,527	$1,079,230
Accumulated depreciation	(298,543)	(344,084)

Net property, plant and equipment	$749,984	$735,146

(4) Investments and Other Assets
Investments and other assets consist of the following:

	December 31,	June 30,
	2004	2005

Goodwill	$1,058,235	$1,058,235
RTFC equity certificates	31,718	7,347
Unamortized debt issuance costs	26,696	31,769
Investments in cellular partnerships	10,518	10,262
Other	4,004	4,059

Total	$1,131,171	$1,111,672

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
The following represents a summary of the Agreements:

					June 30, 2005
	Effective	Maturity	Notional	Cap Rate	Fair Value
Instrument	Date	Date	Amount	or Pay Rate	Asset (Liability)

Interest rate cap	03/31/05	03/31/06	$450,000	5.0%	$1
	03/31/06	03/30/07	50,000	5.0	29
	03/31/06	03/31/08	100,000	5.0	268
Interest rate swap	03/31/06	03/31/08	75,000	4.5	(706)
	03/31/06	03/31/08	75,000	4.6	(725)
	03/31/06	03/31/10	100,000	4.7	(2,218)
	03/30/07	03/31/08	30,000	4.7	(170)
The Company’s interest rate caps are not treated as hedges as prescribed by the accounting literature; therefore, the fair value of the instruments is recorded each reporting period on the Consolidated Balance Sheets with the change in fair value recorded in the Consolidated Statements of Operations in “Gain (loss) on interest rate hedging arrangements.” The interest rate swaps effectively convert the Company’s variable rate debt to fixed rate debt. The swap agreements qualify for hedge accounting under SFAS No. 133; therefore, they are carried at fair market value on the Consolidated Balance Sheets with changes in fair value recorded as “Other comprehensive income” in the accompanying Consolidated Statements of Operations. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
In July 2005, the Company made an optional prepayment of $10,000 on its long-term debt.

(6) Deferred Credits and Other Liabilities
Deferred credits and other liabilities are composed of the following:

	December 31,	June 30,
	2004	2005

Accrued pension costs	$16,908	$18,658
Accrued postretirement medical and life benefit costs	12,207	12,670
Deferred revenue	2,555	2,280
Deferred federal income taxes	6,319	86,868
Deferred investment tax credit	215	192
Interest rate swaps	—	3,819
Other	494	765

Total	$38,698	$125,252

(7) Income Taxes
In connection with the Offering in February 2005, the Company completed a reorganization, which resulted in the operations of all entities within Valor and VTC becoming reportable in a consolidated corporate federal tax return. As a result of the reorganization the Company’s previous owners contributed approximately $308,000 of Net Operating Losses (“NOL’s”) that the Company will be able to use, subject to certain limitations, to reduce future taxable income. Furthermore, the Company, as of the Offering date, had cumulative book/tax differences of approximately $519,000 resulting from items such as goodwill amortization and accelerated tax depreciation that the Company has deducted faster for tax purposes under the tax code than for financial reporting purposes.
The tax effect of the NOL’s and the cumulative differences were recorded on the Company’s balance sheet at the reorganization and resulted in an initial net deferred tax liability of approximately $79,000.
The Company also had other items totaling $829,000, which consist of $713,000 related to unamortized goodwill and $116,000 related to the step-up in tax basis of assets as a result of the reorganization that occurred in connection with the Offering. Unamortized goodwill represents tax deductions through 2015 that will result in a future deferred tax liability for financial reporting purposes due to the book/tax basis difference related to the goodwill. Due to the fact there is no step-up in basis for book purposes, the step-up in our tax basis of assets will represent a permanent difference.
Prior to the reorganization in February 2005, only VTS II had elected to be taxed as a corporation for federal income tax purposes. Each legal operating entity owned directly or indirectly by VTS II is legally formed either as a limited liability company, a limited partnership, or a corporation. However, each of these entities was treated for federal income tax purposes either as a corporation or a disregarded entity (a division of a corporation). Operations for all entities directly or indirectly owned by VTS II were included in a consolidated federal income tax return filed by VTS II. Since VTS II had elected to be treated as a corporation for tax purposes, the income tax expense and the deferred tax assets and liabilities reported in the consolidated results of operations are reported under this entity’s name and are computed based upon the consolidated VTS II operations.
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” The Company records its net deferred income tax asset and liability for all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, computed based on provisions of the enacted tax law.
Income tax expense (benefit) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Current expense	$174	$38	$618	$38
Deferred expense (benefit)	(4,807)	7,771	(4,684)	2,334

Total income tax expense (benefit)	$(4,633)	$7,809	$(4,066)	$2,372

The differences between the federal income tax statutory rate and the Company’s effective income tax rate for the three and six months ended June 30, 2004 is primarily related to consolidated entities not subject to income taxes. The 2004 effective tax rate was further impacted by permanent differences associated with the purchase of minority interests. The differences between the federal income tax statutory rate and the Company’s effective income tax rate for the three and six months ended June 30, 2005 is primarily related to consolidated entities not subject to income taxes prior to the effective date of the Company’s Offering and permanent difference related to the step-up in our tax basis of assets that occurred in connection with the Company’s reorganization.
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
The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Service cost	$1,121	$986	$2,013	$1,969
Interest cost	1,069	969	1,918	1,936
Expected return on plan assets	(800)	(667)	(1,436)	(1,332)
Amortization of loss	274	384	491	767

Net periodic benefit cost	$1,664	$1,672	$2,986	$3,340

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Service cost	$82	$104	$194	$208
Interest cost	182	248	434	497
Amortization of loss	32	42	76	84

Net periodic benefit cost	$296	$394	$704	$789

(9) Commitments and Contingencies
In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company. On July 13, 2005, four former employees served the Company with a Demand for Arbitration, claiming that the Company and its subsidiary VTS had breached the terms of the former employees’ VTS stock option agreements in the Company’s valuation of those options in the reorganization that preceded the Offering. The American Arbitration Association has yet to establish a procedural schedule for resolution of this dispute. Although no date has been set for any further proceedings, the Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. Even though litigation is inherently uncertain and it is possible that an adverse decision could be rendered, the Company anticipates resolution of this matter will not have a material effect on its consolidated financial statements.

(10) Related Party Transactions
The Company had the following transactions with related parties:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Interest expense to the Sponsors for Subordinated Debt	$7,857	$—	$15,713	$—
Management fee expense to the Sponsors for advisory services	250	—	500	—
Various professional fees paid to certain Sponsors and Individual Investors	57	—	87	—
Revenue earned from wireless affiliates	120	141	242	261
The Company had the following balances with related parties:

	December 31,	June 30,
	2004	2005

Receivable from wireless affiliates for management services and facility leases	$1,096	$913
Payable to the Sponsors for management fees	500	—
Under the terms of the CGKC&H (wireless affiliate) partnership agreement, the general partners have designated the Company to act as the operating partner of CGKC&H. The agreement provides that the Company is to be reimbursed for all reasonable and necessary expenses incurred on behalf of CGKC&H. During the six months ended June 30, 2004 and 2005, the Company was reimbursed approximately $523 and $578, respectively, from CGKC&H for these services.
Effective January 1, 2005, the Company terminated the management agreement, whereby, the Company paid its Sponsors management fees for advisory services.
(11) Earnings Per Share
On February 9, 2005, the Company completed its Offering, registering 29,375,000 shares of common stock. Concurrent with the Offering the Company issued 41,458,333 shares of common stock in exchange for all outstanding ownership interests in VTC and its subsidiaries outstanding prior to the Offering and issuance of shares to management under the Long-Term Incentive Plan. As of June 30, 2005, the Company had 70,868,777 shares of common stock issued and 70,759,806 outstanding, including restricted shares issued to management and our board of directors.

The following tables set forth the computation of earnings per share:

	Earnings Per Share
	Three months ended	For the period from
	June 30, 2005	February 9 - June 30, 2005
	(dollars in thousands, except per share data)
Numerator:
Net income (loss)	$18,242	$(945)

Denominator:
Weighted average common shares outstanding for purposes of computing basic EPS	69,367,027	69,367,020
Effect of unvested restricted stock	35,469	—

Total weighted average shares outstanding for purposes of computing diluted EPS	69,402,496	69,367,020

Basic EPS:
Net income (loss) per common share	$0.26	$(0.01)

Diluted EPS:
Net income (loss) per common share	$0.26	$(0.01)
There were 1,390,999 of unvested shares issued to management that were excluded from the computation of diluted earnings per share for the period from February 9 through June 30, 2005 because the effect would be anti-dilutive.

	Three months ended		Six months ended		For the Period from January 1-
	June 30, 2004		June 30, 2004		February 8, 2005
	Class A and B		Class A and B		Class A and B
	Common Interests	Class C Interests	Common Interests	Class C Interests	Common Interests	Class C Interests
	(dollars in thousands, except per unit data)
Numerator:
Net income (loss)	$14,831	$(11,540)	$28,939	$(10,034)	$6,234	$317

Denominator:
Weighted average common interests outstanding	70,591,699	46,000,000	70,591,699	46,000,000	70,591,699	46,000,000

Basic and Diluted:
Net income (loss) per owners’ unit	$0.21	$(0.25)	$0.41	$(0.22)	$0.09	$0.01

(12) Supplemental Cash Flow Information
Cash payments for interest were $57,758 and $37,307 for the six months ended June 30, 2004 and 2005, respectively.
Cash payments for income taxes were $1,000 for the six months ended June 30, 2004.
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
The Company issued 1,981,968 shares of restricted stock in the six months ended June 30, 2005. The Company recorded $29,500 to deferred equity compensation with a corresponding offset to either common stock, additional paid-in capital or treasury stock (if issued from treasury stock). The Company recorded $8,343 of non-cash stock based compensation expense related to the issuance of restricted stock for the six months ended June 30, 2005 to our management and board of directors.
Concurrent with the Offering, the Company exchanged shares of Valor common stock with a value of $1,351 for all outstanding units under the Valor Telecom Executive Incentive Plan.
In the six months ended June 30, 2005, certain unvested shares of restricted stock were forfeited. Restricted stock forfeitures of $3,372 were recorded as a reduction to deferred equity compensation with a corresponding offset to paid-in capital and treasury stock.
In connection with the amendment of the credit facility in February 2005, the Company wrote-off $9,869 of unamortized debt issuance costs.
In June 2005, the Company declared a cash dividend of $24,973 that was payable in July 2005. This amount is included in “Other” in current liabilities on the Condensed Consolidated Balance Sheets.
(13) Guarantor Subsidiaries
The Company’s senior notes issued are guaranteed jointly and severally by all of Valor’s existing subsidiaries (“the guarantor subsidiaries”) and such guarantees are full and unconditional. Existing subsidiaries include VTC, VTS, including its operating entities, and VTS, II including its operating entities. Valor has no independent assets or operations. Separate financial information has not been presented for the guarantor subsidiaries because the guarantor subsidiaries effectively comprise all of Valor’s assets and operations.
Provisions of the senior credit agreement that the Company entered into in conjunction with the Offering restrict the ability of all of the guarantor subsidiaries to transfer funds to the Company. The senior credit agreement also precludes the guarantor subsidiaries from transferring funds to Valor:
i.	to pay dividends on common stock during a dividend suspension period, as defined in the senior credit agreement;

ii.	when an event of default has occurred, as defined in the senior credit agreement; or

iii.	for the purpose of paying dividends that would exceed available distributable cash, as defined in the senior credit agreement.

(14) Recently Issued Accounting Pronouncements
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
In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term conditional asset retirement obligation refers to an obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An obligation exists when a law, regulation or contract requires an entity to perform an asset retirement activity. The interpretation requires an entity to recognize a liability–– generally upon acquisition, construction or development–– for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. In circumstances where sufficient information is not available, the liability should be recognized in the period in which sufficient information becomes available to estimate its fair value. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.
Three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004
Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this quarterly report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this quarterly report and those described from time to time in materials filed with the Company’s other filings with the SEC. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:
•	our high degree of leverage and significant debt service obligations;

•	our ability to refinance our existing indebtedness on terms acceptable to us, or at all;

•	any adverse changes in law or government regulation, including possible changes to cash funding requirements for our defined benefit pension plan;

•	the risk that we may not be able to retain existing customers or obtain new customers;

•	the risk of technological innovations outpacing our ability to adapt or replace our equipment to offer comparable services;

•	the possibility of labor disruptions;

•	the risk of increased competition in the markets we serve;

•	the impact of pricing decisions;

•	the risk of weaker economic conditions within the United States;

•	potential difficulties in integrating completed or future acquisitions;

•	uncertainties associated with new product development;

•	environmental matters;

•	potential outcome of future income tax audits;

•	possible future litigation or regulatory proceedings;

•	potential increasing costs of providing healthcare and postretirement benefits to our existing and former employees;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States;

•	changes in laws or regulations governing telecommunications providers or the provision of telecommunications services; and,

•	other risks and uncertainties.
Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Overview
We provide telecommunications services in primarily rural areas of Texas, Oklahoma, New Mexico and Arkansas serving approximately 530,000 access lines as of June 30, 2005. We formed our company in 2000 in connection with the acquisition of select telephone assets from GTE Southwest Corporation, which is now part of Verizon. In January 2002, we acquired the local telephone company serving Kerrville, Texas. The rural telephone businesses that we own have been operating in the markets we serve for over 75 years. Since our inception, we have invested substantial resources to improve and expand our network infrastructure. In the markets we serve, we provide a full range of voice and data services, including integrated packages of local, long distance, high-speed data and Internet access, as well as a variety of enhanced services such as voicemail and caller identification. We provide reliable, personalized customer care through three call centers, and we have automated many of our customer service functions to enable our customers to interact with our company 24 hours a day, 365 days a year.
The competitive landscape and customer preferences for communications services continue to evolve in the telecommunications industry in general as well as in the markets we serve. We have taken numerous steps to position ourselves to meet the competitive pressures that we face including: (i) expanding the coverage of our DSL product to provide greater broadband opportunities, including increased DSL speeds, to our customers in rural America; (ii) aggressively pricing and bundling services such as DSL, Internet access, long distance and second lines with our basic service to create more appealing product offerings at more attractive prices to our customers; (iii) offering discounts to customers who make commitments to purchase service from us for a one-year period; and (iv) improving customer service. We added over 8,000 DSL subscribers in the three-month period ended June 30, 2005 and plan to further expand our DSL footprint to make DSL service available to approximately 70% of our customer base by the end of 2005. We have also focused intently on increasing the efficiency of our business by investing in our infrastructure to improve our underlying business processes and increase the quality of our customer service, maintaining tight expense controls and utilizing a very disciplined approach to our capital spending.
We experience competition from wireless service providers in many of our markets and wireline local carriers and cable companies in a limited number of our markets. The number of access lines we serve is one of the fundamental drivers of our business, and competition has been a significant factor in the recent decline in our access lines. While the number of access lines we serve has been declining gradually for the last several years, we have been able to increase our revenues in prior years as a result of our strategy to sell additional services to our existing customers to increase our average revenue per line. We lost 6,748 access lines in the three-month period ended June 30, 2005 and 10,083 access lines year-to-date as of June 30, 2005. We had previously anticipated that our decline in access lines in 2005 would be approximately equal to the 2.9% decline we experienced in 2004. We now expect that our rate of line losses for the full year will exceed that of last year. Revenues for the three and six-month periods ended June 30, 2005 declined 0.6% and 0.3%, respectively, compared to the same periods in prior year.
Competition continues to intensify in our largest market, Broken Arrow, OK, a suburb of Tulsa, OK. The cable provider serving that market began offering a cable telephony product late in 2004. We have defined active cable telephony markets as those markets where we have processed request(s) by the cable competitor to port customer telephone numbers to the cable provider. “Porting” is an industry term used to describe the process that allows a customer to retain his or her existing phone number when switching his or her telephone service to a competitor. As of June 30, 2005, approximately 11% of our access lines were in active cable telephony markets, consisting essentially of the lines we serve in Broken Arrow and of those in one other community that borders Broken Arrow. During the first six months of 2005, approximately 80% of our access line losses came from these active cable telephony markets. In August 2005, the same cable company that operates in Broken Arrow, OK began to process porting requests for customers in two of our West Texas markets. This cable company had previously announced that it may enter some of our smaller rural markets in West Texas. These markets combined represent approximately 1% of our total access lines.
In May 2005, the Defense Base Closure and Realignment Commission (BRAC) announced that the Red River Army Depot, which is located in our second largest market of Texarkana, TX, was included on the list of military bases BRAC recommended that Congress close over the next several years. We cannot anticipate whether or when Congress may accept the recommendation of BRAC and vote to close the Red River Army Depot, and if it does, what future economic impact the closing of this facility may have on the Texarkana area or on our operations in the Texarkana area.
We are subject to regulation primarily by federal and state government agencies. At the federal level, the Federal Communications Commission (“FCC”) has jurisdiction over interstate and international telecommunications services. State telecommunications regulators exercise jurisdiction over intrastate telecommunications services.
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
Concurrently with the initial public offering, our subsidiary Valor Telecommunications Enterprises, LLC and its direct wholly-owned subsidiary, Valor Telecommunications Enterprises Finance Corp., as co-issuers, issued $400 million aggregate principal amount of 7 3/4% ten -year senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933. We used the net proceeds from such issuance to repay certain existing indebtedness. In August 2005, we completed the exchange of all outstanding 7 3/4% Senior Notes in aggregate principal amount at maturity of $400 million due 2015 for substantially identical 7 3/4% Senior Notes that have been registered publicly under the Securities Act of 1933. The new notes will mature on February 15, 2015 and will pay interest semi-annually on February 15 and August 15, starting on August 15, 2005.
Significant expenses that have been recorded in the six months ended June 30, 2005 include the following:
     • $29.3 million in fees and expenses associated with our repayment of existing indebtedness, including write-off of certain deferred debt costs, prepayment premiums and breakage fees;
     • $2.0 million in compensation expense for the portion of cash transaction bonuses that were paid and accrued to members of our management team in connection with the Offering; and
     • $8.3 million in non-cash stock compensation expense for restricted shares issued to members of our management team and our board of directors.
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
     In New Mexico, we operate under an Alternative Form of Regulation Plan that is specific to our company. We recently played an instrumental role in the development and passage of access reform legislation. Under the provisions of the new law, we expect our intrastate access rates will be reduced to our interstate access rate in effect on January 1, 2006 in a phased implementation during the period April 2006 to May 2008. We anticipate the access revenue reductions will be revenue neutral to us through a combination of increases in prices charged for basic local services and payments from a new state universal service fund.
     In Oklahoma, legislation was enacted in May 2004 that regulates us as a rural telephone company, thereby allowing us significant pricing freedom for our basic services and reducing our costs of regulation.
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
We generated revenues of $126.1 million and $252.0 million in the three and six months ended June 30, 2005, respectively, compared to $126.8 million and $252.6 million in the comparable 2004 periods. Operating income for the three and six months ended June 30, 2005 was $44.9 million and $82.5 million, respectively, compared to $44.9 million and $90.5 million in the comparable 2004 periods. Net income for the quarter ended June 30, 2005 was $18.2 million compared to net income of $3.3 million for the quarter ended June 30, 2004. Net income for the six months ended June 30, 2005 was $5.6 million compared to net income of $18.9 million for the comparable period in 2004.
Consolidated Operating Revenues
The following table provides the detail of revenues for the three and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change
	(dollars in thousands)
Local service	$38,678	$38,134	$(544)	-1%	$77,522	$76,784	$(738)	-1%
Data services	6,163	7,929	1,766	29%	12,100	15,398	3,298	27%
Long distance services	9,393	10,148	755	8%	18,155	20,516	2,361	13%
Access services	32,629	30,098	(2,531)	-8%	65,676	60,390	(5,286)	-8%
Universal Service Fund	30,238	29,596	(642)	-2%	60,315	58,621	(1,694)	-3%
Other services	9,695	10,163	468	5%	18,880	20,285	1,405	7%

	$126,796	$126,068	$(728)	-1%	$252,648	$251,994	$(654)	0%

The following table sets forth several key metrics for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Total revenue (in thousands)	$126,796	$126,068	$252,648	$251,994
Ending access lines (1)	553,316	530,254	553,316	530,254
Average access lines	555,306	533,628	555,031	535,296
Total connections (2)	565,344	570,398	565,344	570,398
Average revenue per access line per month	$76.11	$78.75	$75.87	$78.46
Long distance subscribers	203,071	227,347	203,071	227,347
Penetration rate of total access lines	37%	43%	37%	43%
DSL subscribers	12,028	40,144	12,028	40,144
Penetration rate of total access lines	2%	8%	2%	8%

(1)	We calculate our access lines in service by counting the number of working communication facilities that provide local service that terminate in a central office or to a customer’s premises. Non-revenue producing lines provisioned for company official use and for test purposes are included in our total access line counts. There were 13,441 and 14,642 non-revenue producing lines included in our total access line count at June 30, 2004 and 2005, respectively, which represented 2.4% and 2.8%, respectively, of our total access line counts.

(2)	Total connections are defined as total access lines plus DSL subscribers.
Our consolidated revenues decreased slightly for the respective periods ended June 30, 2005 compared to the same periods in 2004. We had increases of $2.5 million and $5.7 million for the three and six-month periods ended June 30, 2005, respectively, compared to 2004 as a result of adding DSL and long distance subscribers. DSL subscribers grew to 40,144 at June 30, 2005, which represented an increase of 234% over the prior year. Also, we added an average of 26,093 long distance subscribers from June 30, 2004 to June 30, 2005. Operating revenues further increased $0.6 million for the quarter ended June 30, 2005 and $1.3 million for the six-months ended June 30, 2005 from the favorable resolution of a regulatory proceeding we had pending before the Texas Public Utility Commission (“TPUC”) related to an expanded local calling surcharge that was approved by the TPUC in the fourth quarter of 2004. Our ability to bill and collect this surcharge will expire on December 31, 2005.
Offsetting the above increases, we experienced a decrease of $3.2 million and $5.6 million for the three and six month periods ended June 30, 2005, respectively, due to access line loss, lower access rates and reduction in minutes of use versus the comparable 2004 period. Our USF revenues for the three and six-month periods ended June 30, 2005 decreased $0.3 million and $0.8 million, respectively, due to the fact that our Federal USF high cost support was reduced effective January 1, 2005 due to increases in the national average loop cost by the FCC. The majority of the remaining decrease in USF revenues is attributable to lower access line counts and the related effect on our revenues received from both Federal USF CALLS support and the Texas USF.
Operating Expenses
The following table sets forth operating expenses for the three and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)
Cost of service	$25,451	$25,987	$536	2%	$52,030	$52,071	$41	0%
Selling, general and administrative	35,253	30,755	(4,498)	-13%	68,183	64,342	(3,841)	-6%
Non-cash stock compensation	—	1,956	1,956	n/a	—	8,343	8,343	n/a
Depreciation and amortization	21,144	22,489	1,345	6%	41,971	44,724	2,753	7%

	$81,848	$81,187	$(661)	-1%	$162,184	$169,480	$7,296	4%

Operating expenses for the respective 2005 periods have been impacted primarily due to $8.3 million and $2.0 million of non-cash stock compensation related to the issuance of restricted stock to our management and board of directors. Virtually all of the restricted stock vests based on various percentages from the initial public offering date through January 1, 2008. We expect to incur approximately $6.4 million of non-cash stock compensation expense in both 2006 and 2007. For the three and six month periods ended June 30, 2005, we also recorded $0.3 million and $2.0 million, respectively, of bonuses paid to management that were incurred related to our Offering. The three and six month periods were further affected due to a CEO transition payment of $5.0 million made in the second quarter of 2004 and a decrease in employee salary and benefit costs related to reduced headcount. Finally, depreciation and amortization increased due to our increased investment in property, plant, and equipment to improve our network infrastructure.
Interest Expense
The following table sets forth interest expense for the three and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)
Interest expense	$27,365	$18,864	$(8,501)	-31%	$55,095	$44,912	$(10,183)	-18%
The decrease in interest expense was primarily due to an approximately $400 million lower average principal outstanding primarily as a result of repayment of debt from the net proceeds of the Offering and lower average interest rates on our debt.

Gain (Loss) on Interest Rate Hedging Arrangements
The following table sets forth gain (loss) on interest rate hedging arrangements for the three and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)
Gain (loss) on interest rate hedging arrangements	$305	$(516)	$(821)	-269%	$(37)	$(556)	$(519)	1403%
The adjustment to mark our hedging arrangements to market value resulted in non-cash income of $3.0 million and $5.3 million for the three and six months ended June 30, 2004, respectively. Offsetting the non-cash income for the three and six months ended June 30, 2004 are cash settlements of $2.7 million and $5.4 million, respectively. We entered into new arrangements to limit our interest rate risk under the terms of our existing credit facility in March 2005 as further described under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.” The amount recorded in the three and six months ended June 30, 2005, represents the change in fair value of the instruments that are not accounted for utilizing hedge accounting.
Earnings from Unconsolidated Cellular Partnerships, Loss on Debt Extinguishment and Other Income and Expense
The following table provides the detail of other income and expense for the three and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)
Earnings from unconsolidated cellular partnerships	$343	$32	$(311)	-91%	$668	$61	$(607)	-91%
Loss on debt extinguishment	—	—	—	n/a	—	(29,262)	(29,262)	n/a
Other income and (expense), net	(18,287)	518	18,805	-103%	(18,357)	601	18,958	-103%
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
Other income and (expense), net includes various miscellaneous income and expense items, including interest income on our cash balances held at financial institutions. The change in the three and six months ended June 30, 2005 is primarily attributable to the purchase of substantially all outstanding equity interests from a group of individual investors associated with our reorganization, which resulted in $18.0 million of expense in the second quarter of 2004.

Income Taxes
The following table sets forth income taxes for the three and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)
Income tax expense (benefit)	$(4,633)	$7,809	$12,442	-269%	$(4,066)	$2,372	$6,438	-158%
The income taxes for the periods ending June 30, 2004 only represent those of Valor Telecommunications Southwest II, LLC, which has elected to be taxed as a corporation for federal income tax purposes.
In February 2005, we completed a reorganization concurrent with our Offering. Prior to our reorganization, substantially all of the operations of Valor elected partnership treatment for income tax purposes. Following the completion of our Offering and the related reorganization, the operations of the company and all wholly owned subsidiaries became reportable in a consolidated corporate federal tax return. As such for the period from January 1, 2005 through the Offering date, we recorded income tax expense directly attributable to the operations of Valor Telecommunications Southwest II, LLC. Following the Offering date, we recorded income taxes on the operations of Valor Communications Group, Inc. Additionally, we recorded deferred tax positions related to differences between financial reporting and the tax basis of our assets and liabilities and net operating losses incurred prior to becoming a taxable entity.
The differences between the federal income tax statutory rate and our effective income tax rate for the three and six months ended June 30, 2004 is primarily related to consolidated entities not subject to income taxes prior to our reorganization. The 2004 effective tax rate was further impacted by permanent differences associated with the purchase of minority interests. We expect our overall effective income tax rate will approximate 30% for fiscal year 2005. The differences between the federal income tax statutory rate and our effective income tax rate for the three and six months ended June 30, 2005 is primarily related to consolidated entities not subject to income taxes prior the effective date of our initial public offering and a permanent difference related to the step-up in our tax basis of assets that occurred in connection with our reorganization. The permanent difference related to the step-up in tax basis of assets related to our reorganization is amortized for tax, but not book purposes.
Minority Interest
The following table sets forth the minority interest for the three and six months ended June 30:

	Three months ended June 30,				Six months ended June 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

				(dollars in thousands)
Minority interest	$(1,286)	$—	$1,286	-100%	$(2,804)	$(468)	$2,336	-83%
Minority interest reflects the share of income of minority shareholders who held common interests in Valor Telecommunications Southwest, LLC and Valor Telecommunications Southwest II, LLC. In connection with the Offering, we completed a reorganization, whereby we redeemed all outstanding minority interests. For the six months ended June 30, 2005, minority interest reflects the share of income of minority shareholders from January 1, 2005 through the Offering date.
Financial Condition and Liquidity
Financial Condition. As of June 30, 2005, we had total debt, net of cash and cash equivalents, of $1.1 billion and $564.7 million of stockholders’ equity, compared to net debt of $1.6 billion and $6.5 million of common owners’ equity at December 31, 2004. Prior to the completion of our reorganization and Offering, we used excess cash generated through operations to pay down long-term debt. In July 2005, we made an optional prepayment of $10.0 million on our long-term debt. At June 30, 2005 and December 31, 2004, we had a positive working capital balance of $33.7 million and $15.1 million, respectively.
As discussed in more detail below, our management believes that our operating cash flows, cash and cash equivalents, and borrowing capacity under our credit facility will be sufficient to fund our capital and liquidity needs for the foreseeable future.
In accordance with our dividend policy, we intend to distribute, as dividends, a substantial portion of cash generated by our business in excess of operating needs, interest and principal payments on indebtedness and capital expenditures.
In connection with our reorganization, our previous owners contributed approximately $308.2 million of Net Operating Losses (“NOL’s”) that we will be able to use, subject to certain limitations, to reduce our future taxable income. Furthermore, we have cumulative differences of approximately $519.4 million resulting from items such as goodwill amortization and accelerated tax depreciation that we have deducted faster for tax purposes under the tax code than we have for financial reporting purposes. The tax effect of the NOL’s and the cumulative differences were recorded on our balance sheet at the reorganization and resulted in a net deferred tax liability of approximately $79.3 million. We also have other items totaling $829.0 million, the most significant being goodwill, that we will deduct from our future taxable income.

	Six months ended June 30,
	2004	2005	Change	% Change

	(dollars in thousands)
Net cash provided by operating activities	$80,664	$98,677	$18,013	22%
Net cash used in investing activities	(36,227)	(5,355)	30,872	-85%
Net cash used in financing activities	(45,066)	(50,227)	(5,161)	11%
Net operating cash used in discontinued operations	(16)	—	16	-100%

Net (decrease) increase in cash and cash equivalents	$(645)	$43,095	$43,740	-6781%

Cash Flows
Operating Activities. Net cash provided by continuing operations of $98.7 million in 2005, was generated primarily by adjustments to our income from continuing operations of $5.6 million to exclude non-cash items and loss on debt extinguishment of $89.9 million. The most significant non-cash item in 2005 was depreciation and amortization expense of $44.7 million. We also recognized a loss on debt extinguishment of $29.3 million as a result of the repayment of existing indebtedness. Net cash provided by continuing operations of $80.7 million in 2004 was generated primarily by $18.9 million of income from continuing operations, adjusted to exclude reorganization related and non-cash items of $58.4 million. The most significant non-cash item in 2004 were depreciation and amortization expense of $42.0 million. We also recognized $18.0 million as a reconciling item to cash provided by continuing operations related to expense incurred in connection with our cash payment to minority shareholders in connection with our reorganization.
Investing Activities. Cash used in investing activities was $5.4 million for the first six months of 2005 compared to cash used in investing activities of $36.2 million in 2004. Our investing activities consist primarily of capital expenditures for property, plant and equipment. We fund capital expenditures to deploy new network services, modernize our property, plant and equipment, position our network infrastructure for future growth, and to meet regulatory obligations. Capital expenditures for the six months ended June 30, 2005 and 2004 were $29.9 million and $35.8 million, respectively. We anticipate that capital spending for fiscal year 2005 will be approximately $58.8 million.
The investing activities during 2005 include proceeds from the redemption of our RTFC capital certificate of $24.4 million that occurred in connection with amendment of our credit facility.
Financing Activities. Cash used by financing activities was $50.2 million in 2005 and $45.1 million in 2004. These changes are principally due to the net incremental payments of long-term debt of $410.2 million and $27.8 million in 2005 and 2004, respectively. Cash used in financing activities in 2005 also includes $411.4 million of net proceeds from the issuance of common stock in connection with our Offering and payment of prepayment fees and debt issuance costs of $19.4 million and $16.8 million, respectively. Cash used in financing activities in 2004 also includes our purchase of ownership interests from certain individual investors.
Prior to the completion of our reorganization and Offering, we managed our cash on hand through the use of revolving credit facilities to maximize the amount of debt repayment.

Outstanding Debt and Existing Financing Arrangements
As of June 30, 2005 we had various financing arrangements outstanding. Under these financing arrangements, we have $1.2 billion of outstanding debt and $100.0 million of available borrowing capacity under a revolving credit facility.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.
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
At December 31, 2004, we had total debt of $1.6 billion consisting of both fixed and variable debt with weighted average interest rate of 7.3%. Substantially all of our debt balance was scheduled to mature 2011 through 2012. As a result of the debt recapitalization that occurred November 10, 2004, the fair value of our debt approximated its carrying value at December 31, 2004.
At June 30, 2005, we had total debt of $1.2 billion consisting of both fixed and variable debt with weighted average interest rates ranging from 5.4% to 7.8%. Approximately $800.0 million of our debt matures in 2012 and $400.0 million matures in 2015. In February 2005, we completed our initial public offering and issuance of 7 3/4% senior notes for net proceeds of approximately $801.5 million. We used the proceeds from the initial public offering and the issuance of senior notes to repay certain indebtedness that was outstanding at December 31, 2004 and related transaction costs. The fair value of our debt based on current prevailing rates and quoted market prices approximates its carrying value at June 30, 2005.
At June 30, 2005, we had approximately $735.0 million of variable rate debt. If market interest rates increase 100 basis points within the next year over the rates in effect at June 30, 2005, annual interest expense would increase $7.4 million. We are charged interest on our variable rate debt, as defined in the Senior Credit Agreement, based on LIBOR plus 2% or an applicable base rate plus 1%. As of June 30, 2005, we have an interest rate cap of 5% on our three-month floating rate LIBOR option related to a principal balance of $450.0 million. The three-month LIBOR rate for the six-months ended June 30, 2005 ranged from 2.6% to 3.5%.
Subsequent to June 30, 2005, we made an optional prepayment of $10.0 million on our variable rate debt. On August 9, 2005, we executed Amendment No. 1 to the Amended and Restated Credit Agreement dated as of February 14, 2005. Amendment No. 1 reduced the Applicable Rate, as defined, on our variable rate debt by 0.25%.
Pursuant to our credit facility, we are required to reduce the risk of interest rate volatility with at least 50% of our indebtedness. To manage our interest rate risk exposure and fulfill our requirement under our credit facility, we entered into seven agreements, three interest rate caps and four interest rate swaps, with investment grade financial institutions in March 2005 (collectively, “Agreements”). In connection with entering the interest rate cap agreements, we paid $0.9 million.
The following represents a summary of the Agreements (dollars in thousands):

					June 30, 2005
	Effective	Maturity	Notional	Cap Rate	Fair Value
Instrument	Date	Date	Amount	or Pay Rate	Asset (Liability)

Interest rate cap	03/31/05	03/31/06	$450,000	5.0%	$1
	03/31/06	03/30/07	50,000	5.0	29
	03/31/06	03/31/08	100,000	5.0	268
Interest rate swap	03/31/06	03/31/08	75,000	4.5	(706)
	03/31/06	03/31/08	75,000	4.6	(725)
	03/31/06	03/31/10	100,000	4.7	(2,218)
	03/30/07	03/31/08	30,000	4.7	(170)
Our interest rate caps are not treated as hedges as prescribed by the accounting literature; therefore, the fair value of the instruments is recorded each reporting period on the Consolidated Balance Sheets with the change in fair value recorded in the Consolidated Statements of Operations in “Gain (loss) on interest rate hedging arrangements.” The interest rate swaps effectively convert our variable rate debt to fixed rate debt. Our interest rate swap agreements qualify for hedge accounting under SFAS No. 133; therefore, they are carried at fair market value and are included on the Consolidated Balance Sheets with changes in fair value recorded as “Other comprehensive income” in the accompanying Consolidated Statements of Operations. We do not hold or issue derivative financial instruments for trading or speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES.
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005 to ensure that information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
On July 13, 2005, four former employees served the Company with a Demand for Arbitration, claiming that the Company and its subsidiary VTS had breached the terms of the former employees’ VTS stock option agreements in our valuation of those options in the reorganization that preceded the Offering. The American Arbitration Association has yet to establish a procedural schedule for resolution of this dispute. Although no date has been set for any further proceedings, we believe that we have meritorious defenses and intend to continue to vigorously defend this matter. Even though litigation is inherently uncertain and it is possible that an adverse decision could be rendered, we anticipate resolution of this matter will not have a material effect on our consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a) The registrant held its 2005 Annual Meeting of the Stockholders on May 24, 2005.
(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

	Number of Votes
Directors	For	Withheld
John J. Mueller	59,394,747	5,264,239
Anthony J. de Nicola	58,427,577	6,231,409
Kenneth R. Cole	58,760,162	5,898,824
Sanjay Swani	52,992,898	11,666,088
Norman W. Alpert	58,428,988	6,229,998
Stephen B. Brodeur	54,161,809	10,497,177
Michael Donovan	58,724,560	5,934,426
Edward Lujan	53,952,407	10,706,579
M. Ann Padilla	53,953,918	10,705,068
Federico Pena	58,487,268	6,171,718
Edward J. Heffernan	53,839,871	10,819,115
ITEM 5. OTHER INFORMATION.
On August 4, 2005, the board of directors named Edward Heffernan as Chairman of the audit committee effective September 1, 2005. Sanjay Swani, current Chairman, will remain on the committee for the remainder of the year following the transition of the Chairmanship to Mr. Heffernan.
On August 9, 2005, we executed Amendment No. 1 to the Amended and Restated Credit Agreement dated as of February 14, 2005. Amendment No. 1 reduced the Applicable Rate, as defined, on our variable rate debt by 0.25%.

ITEM 6. EXHIBITS.
10.1	Amendment No. 1, dated August 9, 2005, to the Amended and Restated Credit Agreement dated February 14, 2005

10.2	Collective Bargaining Agreement made as of March 1, 2005 between Valor Telecommunications of Texas, LP, or their successors and Communications Workers of America and the employees of the Company in the Bargaining Unit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2005	VALOR COMMUNICATIONS GROUP, INC.

	By:	/s/ John J. Mueller

John J. Mueller
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2005

	By:	/s/ Randal S. Dumas

Randal S. Dumas
Vice President and Controller
(Principal Accounting Officer
and Interim Principal Financial Officer)