Form 10-Q
period 2005-09-30
VALOR COMMUNICATIONS GROUP INC
filed 2005-11-08
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: (972) 373-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2005, 71,130,634 shares of common stock, par value $0.0001 per share, were outstanding.

VALOR COMMUNICATIONS GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ITEM 1. FINANCIAL STATEMENTS.
Valor Communications Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)
(unaudited)

	December 31,	September 30,
	2004	2005

ASSETS
Current assets
Cash and cash equivalents	$17,034	$46,721
Accounts receivable:
Customers, net of allowance for doubtful accounts of $1,833 and $1,825, respectively	26,602	25,850
Carriers and other, net of allowance for doubtful accounts of $881 and $873, respectively	36,155	33,653
Materials and supplies, at average cost	1,400	1,356
Other current assets	8,821	7,701

Total current assets	90,012	115,281

Net property, plant and equipment	749,984	727,315

Investments and other assets
Goodwill	1,058,235	1,058,215
Other	72,936	51,289

Total investments and other assets	1,131,171	1,109,504

TOTAL ASSETS	$1,971,167	$1,952,100

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,801	$123
Accounts payable	5,847	10,904
Notes payable	1,893	—
Accrued expenses and other current liabilities:
Taxes	13,505	11,577
Salaries and benefits	15,135	12,619
Interest	5,471	5,819
Other	15,564	40,198
Advance billings and customer deposits	15,700	15,129

Total current liabilities	74,916	96,369

Long-term debt	1,599,177	1,180,555

Deferred credits and other liabilities	38,698	99,245

Redeemable preferred interests	236,129	—

Redeemable preferred interests of subsidiary	15,776	—

Total liabilities	1,964,696	1,376,169

Minority interests	—	—

Commitments and contingencies (see Note 9)
Stockholders’ equity
Class A common interests, no par or stated value, 500,000,000 interests authorized, 65,568,694 issued and 65,534,944 outstanding at December 31, 2004	64,633	—
Class B common interests, no par or stated value, 5,184,255 interests authorized, 5,056,755 issued and outstanding at December 31, 2004	—	—
Class C interests, no par or stated value, 50,000,000 interests authorized, 46,000,000 issued and outstanding at December 31, 2004	29,542	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 70,868,777 shares issued and 70,767,501 shares outstanding at September 30, 2005	—	7
Additional paid-in capital	—	921,891
Treasury stock, 33,750 Class A common interests at December 31, 2004 and 101,276 shares of common stock at September 30, 2005, at cost	(34)	(1,461)
Accumulated other comprehensive loss	(7,894)	(7,432)
Deferred equity compensation	—	(15,841)
Accumulated deficit	(79,776)	(321,233)

Total stockholders’ equity	6,471	575,931

TOTAL LIABILITIES AND EQUITY	$1,971,167	$1,952,100

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except owner unit and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Operating revenues	$126,631	$127,960	$379,279	$379,954

Operating expenses
Cost of service (exclusive of depreciation and amortization shown separately below)	26,674	29,092	78,704	81,163
Selling, general and administrative	31,915	32,395	100,098	96,737
Non-cash stock compensation	—	2,069	—	10,412
Asset impairment	—	614	—	614
Depreciation and amortization	22,022	22,460	63,993	67,184

Total operating expenses	80,611	86,630	242,795	256,110

Operating income	46,020	41,330	136,484	123,844

Other income (expense)
Interest expense	(28,289)	(19,814)	(83,384)	(64,726)
Gain (loss) on interest rate hedging arrangements	(85)	178	(122)	(378)
Earnings from unconsolidated cellular partnerships	339	146	1,007	207
Loss on debt extinguishment	—	—	—	(29,262)
Impairment on investment in cellular partnerships	(6,678)	(2,339)	(6,678)	(2,339)
Other income and (expense), net	(6,703)	300	(25,060)	901

Total other income (expense)	(41,416)	(21,529)	(114,237)	(95,597)

Income before income taxes and minority interest	4,604	19,801	22,247	28,247
Income tax expense (benefit)	(2,029)	6,480	(6,095)	8,852

Income before minority interest	6,633	13,321	28,342	19,395
Minority interest	(367)	—	(3,171)	(468)

Net income	6,266	13,321	25,171	18,927
Other comprehensive income
Interest rate hedging arrangements, net of tax	—	3,135	—	462

Comprehensive income	$6,266	$16,456	$25,171	$19,389

Earnings (loss) per owners’ unit:
Basic and diluted net income (loss) (see Note 11):
Class A and B common interests	$0.13	$—	$0.54	$0.09
Class C interests	$(0.07)	$—	$(0.29)	$0.01

Earnings per common share (see Note 11):
Basic	$—	$0.19	$—	$0.18
Diluted	$—	$0.19	$—	$0.18

Cash dividends declared per share:	$—	$0.36	$—	$0.90

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2004	2005

Operating activities
Net income	$25,171	$18,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,993	67,184
Deferred income taxes	(6,756)	8,852
Expense incurred related to cash payment to minority shareholders in connection with reorganization	17,988	—
Loss on debt extinguishment	—	29,262
Amortization of debt issuance costs	6,192	2,773
Non-cash unrealized (gain) loss on interest rate hedging arrangements	(7,813)	378
Asset impairment	—	614
Impairment on investment in cellular partnerships	6,678	2,339
Earnings from unconsolidated cellular partnerships	(1,007)	(207)
Provision for doubtful accounts receivable	3,159	4,246
Non-cash stock compensation expense	—	10,412
Minority interest	3,171	468
Changes in current assets and current liabilities:
Accounts receivable	(1,048)	(981)
Accounts payable	(1,943)	5,057
Accrued interest	6,925	348
Other current assets and current liabilities, net	7,170	(4,191)
Other, net	3,414	(9,462)

Net cash provided by operating activities from continuing operations	125,294	136,019

Investing activities
Additions to property, plant and equipment	(51,520)	(45,044)
Redemption of RTFC capital certificates	—	24,445
Other, net	(476)	225

Net cash used in investing activities from continuing operations	(51,996)	(20,374)

Financing activities
Proceeds from issuance of debt	59,000	400,000
Repayments of debt	(118,347)	(820,300)
Notes payable, net	4,063	(1,893)
Prepayment fees paid in connection with the repayment of debt	—	(19,393)
Proceeds from issuance of common stock, net of offering costs	—	411,322
Cash dividends paid	—	(37,459)
Cash payment to preferred and common minority shareholders in connection with reorganization	(18,646)	—
Payments of debt issuance costs	(124)	(17,381)
Other, net	—	(854)

Net cash used in financing activities from continuing operations	(74,054)	(85,958)

Net (decrease) increase in cash and cash equivalents from continuing operations	(756)	29,687
Net operating cash used in discontinued operations	(17)	—

Net (decrease) increase in cash and cash equivalents	(773)	29,687
Cash and cash equivalents at beginning of period	1,414	17,034

Cash and cash equivalents at end of period	$641	$46,721

See Note 12 for supplemental cash flow information.
See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands except owner unit and common share amounts)
(unaudited)
(1) Background and Basis of Presentation
The consolidated financial statements include the accounts of Valor Communications Group, Inc. (“Valor”) and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated. Valor is a holding company and has no direct operations. Valor was formed for the sole purpose of reorganizing our corporate structure and consummating the Company’s initial public offering, both of which occurred in February 2005. Valor’s principal assets are the direct and indirect equity interests of its subsidiaries, Valor Telecommunications, LLC (“VTC”), Valor Telecommunications Southwest, LLC (“VTS”) and Valor Telecommunications Southwest II, LLC (“VTS II”). The historical consolidated financial statements prior to the initial public offering represent those of VTC.
The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of our management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP. The financial information for the three and nine months ended September 30, 2004 and 2005 has not been audited by an independent registered public accounting firm. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Initial Public Offering and Senior Notes Offering — On February 9, 2005, the Company completed its initial public offering (“Offering”) registering 29,375,000 shares of common stock at an offering price of $15 per share. Concurrent with the Offering, the Company issued $400,000 principal amount of 7 3/4% senior notes due in 2015. The proceeds from the Offering and the issuance of the senior notes were used to repay the second lien loan of $265,000, senior subordinated loan of $135,000, a portion of the existing credit facility in the amount of $373,400 and associated fees and expenses of approximately $65,400. In connection with the Offering, certain of the Company’s stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the Offering price, less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full. The Company received no proceeds from the over-allotment exercise.
In August 2005, the Company completed the exchange of all outstanding 7 3/4% senior notes in aggregate principal amount of $400,000 due 2015 for substantially identical 7 3/4% senior notes that have been registered under the Securities Act of 1933. The new notes will mature on February 15, 2015 and will pay interest semi-annually on February 15 and August 15, starting on August 15, 2005.
Reorganization — Immediately prior to and in connection with the Offering, the Company consummated a reorganization pursuant to which the existing equity holders contributed all their equity interests, including Class A common, Class B common, Class C, redeemable preferred interests, redeemable preferred interests of subsidiary and minority interests, in VTC and VTS to Valor in exchange for 39,537,574 shares of Valor common stock in the aggregate. Following the reorganization, Valor exists as a holding company with no direct operations, and each of VTC, VTS and VTS II is either a direct or an indirect wholly owned subsidiary of Valor.
As a result of the reorganization, all partnership operations of Valor became wholly owned (directly or indirectly) by the Company, and the operations of the Company and all wholly owned subsidiaries and affiliates became included in a consolidated federal corporate tax return.
Amendment to Senior Credit Facility — In connection with the Offering, the Company amended its senior credit facility. The amended senior credit facility resulted in the reduction of the commitment amount of

Tranche B Term Loan to $750,000, Tranche C Term Loan to $50,000 and Tranche D Term Loan to $5,556. Under the amended credit facility, the entire principal balances on the Tranches B, C and D Term Loans are due at maturity, which is February 2012.
As a result of the repayment of existing indebtedness, the Company recorded a loss on extinguishment of debt of $29,262 primarily due to prepayment premiums, breakage costs and the write-off of deferred debt costs in the first quarter of 2005.
Stock Compensation — Concurrent with the Offering, the Company terminated the Valor Telecom Executive Incentive Plan and cancelled all equity incentive non-qualifying stock options in Class B common interests. The Company finalized the 2005 Long-Term Incentive Plan (“LTIP”) resulting in the issuance of restricted stock. Since the Offering, the Company has granted 1,989,659 shares of restricted stock to management and our board of directors under the LTIP plan. The Company has recorded $10,412 of non-cash stock compensation expense for the nine months ended September 30, 2005 as a result of the issuance of the restricted stock.
(2) Stock-Based Compensation
The Company accounts for its employee stock compensation plans using the intrinsic value based method in accordance with APB Opinion No. 25 as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In connection with and following the Offering, the Company grants shares of restricted stock to employees. The Company has recorded $10,412 of non-cash stock compensation expense in the nine months ended September 30, 2005 related to the difference between the exercise price and the Company’s common stock price at the measurement date. For the periods in which the Company had outstanding options, no stock-based employee compensation cost is reflected in net income, since options granted under the plan had an exercise price equal to the market value of the underlying common stock on the measurement date. If compensation cost for the restricted stock and options had been determined in accordance with SFAS No. 123, the Company’s net income and per owner unit amounts for the three and nine months ended September 30, 2004 and 2005 would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Net income as reported:	$6,266	$13,321	$25,171	$18,927
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(100)	(1,418)	(300)	(7,136)
Add: Total stock-based employee compensation expense determined under intrinsic value based method, net of tax	—	1,418	—	7,136

Pro forma net income	$6,166	$13,321	$24,871	$18,927

Earnings (loss) per owners’ unit:
Basic and diluted net income (loss) as reported:
Class A and B common interests	$0.13	$—	$0.54	$0.09
Class C interests	$(0.07)	$—	$(0.29)	$0.01
Common stock	$—	$0.19	$—	$0.18
Basic and diluted net income (loss) pro forma:
Class A and B common interests	$0.13	$—	$0.54	$0.09
Class C interests	$(0.07)	$—	$(0.29)	$0.01
Common stock	$—	$0.19	$—	$0.18

As discussed in Note 1, the Company cancelled all equity incentive non-qualifying stock options in Class B common interests in connection with the Offering in February 2005.
(3) Net Property, Plant and Equipment
Net property, plant and equipment consists of the following:

	December 31,	September 30,
	2004	2005

Gross property, plant and equipment	$1,048,527	$1,093,750
Accumulated depreciation	(298,543)	(366,435)

Net property, plant and equipment	$749,984	$727,315

In late September 2005, Hurricane Rita made landfall in the Gulf Coast region of the United States. The effects of Hurricane Rita, including high winds and rain, impacted our east Texas market. As a result of the hurricane, the Company incurred damage on certain of its property, plant, and equipment. The Company has assessed the recoverability of these assets based on the authoritative accounting literature and determined that the carrying value of certain of its property, plant, and equipment in the affected areas was impaired. As such, the Company recorded an impairment loss of $614 net of insurance recoveries of $344 that the Company has concluded are probable from its covered losses in the accompanying condensed consolidated statements of income and comprehensive income.
(4) Investments and Other Assets
Investments and other assets consist of the following:

	December 31,	September 30,
	2004	2005

Goodwill	$1,058,235	$1,058,215
RTFC equity certificates	31,718	7,384
Unamortized debt issuance costs	26,696	31,435
Investments in cellular partnerships	10,518	7,570
Other	4,004	4,900

Total	$1,131,171	$1,109,504

In 2004, a wireless competitor began constructing facilities in areas serviced by the Company’s unconsolidated cellular partnerships. This has resulted in a significant decrease in roaming revenue further decreasing the Company’s earnings from the unconsolidated cellular partnerships. In light of the financial results of the cellular partnership through September 30, 2004, the Company assessed the recoverability of the investments in the unconsolidated cellular partnerships, which resulted in an impairment charge of $6,678 to the statement of income. One of the cellular partnerships continued to experience a significant decline in roaming revenues in 2005. Due to the financial results of this cellular partnership through September 30, 2005, the Company recorded an additional impairment charge of $2,339 to the statement of income.

(5) Long-Term Debt
As a result of the amendments to the credit facility in February 2005, the Company is required to reduce the risk of interest rate volatility with at least 50% of its indebtedness. To manage interest rate risk exposure and fulfill requirements under the credit facility, the Company has entered into nine agreements, three interest rate caps and six interest rate swaps, with investment grade financial institutions in 2005 (collectively, “Agreements”). While the Company may be exposed to credit losses due to non-performance of the counterparties, the Company considers the risk to be remote. In connection with entering the interest rate cap agreements, the Company paid $854.
The following represents a summary of the Agreements:

					September 30, 2005
	Effective	Maturity	Notional	Cap Rate	Fair Value
Instrument	Date	Date	Amount	or Pay Rate	Asset (Liability)

Interest rate cap	03/31/05	03/31/06	$450,000	5.0%	$2
	03/31/06	03/30/07	50,000	5.0	58
	03/31/06	03/31/08	100,000	5.0	416
Interest rate swap	03/31/06	03/31/08	75,000	4.5	60
	03/31/06	03/31/08	75,000	4.6	34
	03/31/06	03/31/09	50,000	4.2	569
	03/31/06	03/31/10	100,000	4.7	(489)
	03/30/07	03/31/08	30,000	4.7	(35)
	03/31/08	03/31/09	180,000	4.3	522

The Company’s interest rate caps are not treated as hedges as prescribed by the accounting literature. Therefore, the fair value of the instruments is recorded each reporting period on the Condensed Consolidated Balance Sheets with the change in fair value recorded in the Condensed Consolidated Statements of Income in “Gain (loss) on interest rate hedging arrangements.” The interest rate swaps effectively convert the Company’s variable rate debt to fixed rate debt. The swap agreements qualify for hedge accounting under SFAS No. 133; therefore, they are carried at fair market value on the Condensed Consolidated Balance Sheets, with changes in fair value recorded as “Other comprehensive income” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
(6) Deferred Credits and Other Liabilities
Deferred credits and other liabilities consist of the following:

	December 31,	September 30,
	2004	2005

Accrued pension costs	$16,908	$6,343
Accrued postretirement medical and life benefit costs	12,207	12,873
Deferred revenue	2,555	2,237
Deferred income taxes	6,319	76,995
Deferred investment tax credit	215	181
Other	494	616

Total	$38,698	$99,245

(7) Income Taxes
In connection with the Offering, the Company completed a reorganization, which resulted in the operations of all entities within Valor and VTC becoming reportable in a consolidated corporate federal tax return. As a result of the reorganization, the Company’s previous owners contributed approximately $308,000 of net operating losses (“NOLs”) that the Company will be able to use, subject to certain limitations, to reduce future taxable income. Furthermore, the Company, as of the Offering date, had cumulative book/tax differences of approximately $519,000 resulting from items such as goodwill amortization and accelerated tax depreciation that the Company has deducted faster for tax purposes under the tax code than for financial reporting purposes.
The tax effect of the NOLs and the cumulative differences were recorded on the Company’s balance sheet at the reorganization and resulted in an initial net deferred tax liability of approximately $79,000.
The Company also had other items totaling $826,000, which consist of $713,000 related to unamortized goodwill and $113,000 related to the step-up in tax basis of assets as a result of the reorganization that occurred in connection with the Offering. Unamortized goodwill represents tax deductions through 2015 that will result in a future deferred tax liability for financial reporting purposes due to the book/tax basis difference related to the goodwill.
In the third quarter of 2005, the Company completed a tax valuation related to the $113,000 step-up in tax basis of assets. Based on the valuation, it was determined the $113,000 step-up in tax basis of assets, as determined by the applicable tax code, will be allocated in part to tangible assets and in part to tax goodwill based upon relative fair market values. As a result, the portion allocated to tangible assets will be treated as a temporary difference that will reverse upon the disposition of certain Company assets. Concurrent with completion of the valuation, the Company recorded a non-current deferred tax asset of approximately $18,000, which was netted against non-current deferred tax liability, with the offset to additional paid-in capital. The deferred tax asset is an estimate and is subject to change upon completion of the partners’ tax returns related to the period prior to the Offering. The portion attributable to tax goodwill will continue to be treated as a permanent difference in accordance with SFAS No. 109, “Accounting for Income Taxes,” since there is no corresponding book goodwill.
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
The Company accounts for income taxes under SFAS No. 109. The Company records its net deferred income tax asset and liability for all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Income tax expense (benefit) was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Current expense (benefit)	$43	$(38)	$661	$—
Deferred expense (benefit)	(2,072)	6,518	(6,756)	8,852

Total income tax expense (benefit)	$(2,029)	$6,480	$(6,095)	$8,852

The differences between the federal income tax statutory rate and the Company’s effective income tax rate for the three and nine months ended September 30, 2004 is primarily related to consolidated entities not subject to income taxes. The effective tax rate for the nine months ended September 30, 2004 was further impacted by permanent differences associated with the purchase of minority interests. The differences between the federal income tax statutory rate and the Company’s effective income tax rate for the nine months ended September 30, 2005 is primarily related to consolidated entities not subject to income taxes prior to the effective date of the Offering and permanent difference related to the step-up in tax basis of assets that is attributable to goodwill that occurred in connection with the Company’s reorganization. The Company’s expected effective tax rate for fiscal year 2005 is approximately 32%.
(8) Pension and Postretirement Benefits
The Company sponsors a qualified pension plan and a postretirement benefit plan for its union employees. The pension plan is noncontributory. The Company’s postretirement health care plans are generally contributory and include a limit on the Company’s share of the cost for recent and future retirees. The Company accrues the costs, as determined by an actuary, of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.
The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Service cost	$1,006	$1,002	$3,019	$2,971
Interest cost	958	985	2,876	2,921
Expected return on plan assets	(718)	(678)	(2,154)	(2,010)
Amortization of loss	245	391	736	1,158

Net periodic benefit cost	$1,491	$1,700	$4,477	$5,040

In September 2005, the Company made its required $6,500 cash contribution related to the 2004 plan year and made an optional cash contribution of $6,000. As a result of the optional contribution, the Company will have no required cash contributions for the remainder of 2005 or for 2006. The next required cash contribution will be due in 2007; however, the Company may elect to make optional contributions prior to that date.

	Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Service cost	$97	$92	$291	$300
Interest cost	217	219	651	716
Amortization of loss	38	36	114	120

Net periodic benefit cost	$352	$347	$1,056	$1,136

(9) Commitments and Contingencies
In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company. On July 13, 2005, four former employees served the Company with a Demand for Arbitration, claiming that the Company and its subsidiary, VTS, had breached the terms of the former employees’ VTS stock option agreements in the Company’s valuation of those options in the reorganization that preceded the Offering. The American Arbitration Association arbitrator has established a procedural schedule for resolution of this dispute, including the scheduling of an arbitration hearing in April 2006. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. Even though litigation is inherently uncertain and it is possible that an adverse decision could be rendered, the Company believes an unfavorable outcome in this case is remote and anticipates resolution of this matter will not have a material effect on its consolidated financial statements.
(10) Related Party Transactions
The Company had the following transactions with related parties:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Interest expense to the sponsors for subordinated debt	$7,856	$—	$23,569	$—
Payments to certain individual investors for ownership and other expenses	18,646	—	18,646	—
Management fee expense to the sponsors for advisory services	250	—	750	—
Various professional fees paid to certain sponsors and individual investors	9	10	96	29
Revenue earned from wireless affiliates	122	121	364	382

The Company had the following balances with related parties:

	December 31,	September 30,
	2004	2005

Receivable from wireless affiliates for management services and facility leases	$1,096	$1,196
Payable to the sponsors for management fees	500	—

Under the terms of the CGKC&H (wireless affiliate) partnership agreement, the general partners have designated the Company to act as the operating partner of CGKC&H. The agreement provides that the Company is to be reimbursed for all reasonable and necessary expenses incurred on behalf of CGKC&H. During the nine months ended September 30, 2004 and 2005, the Company was reimbursed approximately $764 and $863, respectively, from CGKC&H for these services.
Effective January 1, 2005, the Company terminated the management agreement, whereby, the Company paid its sponsors management fees for advisory services.

(11) Earnings Per Share
On February 9, 2005, the Company completed its Offering, registering 29,375,000 shares of common stock. Concurrent with the Offering, the Company issued 41,458,333 shares of common stock in exchange for all outstanding ownership interests in VTC and its subsidiaries outstanding prior to the Offering and issuance of shares to management under the LTIP. As of September 30, 2005, the Company had 70,868,777 shares of common stock issued and 70,767,501 outstanding (net of treasury shares), including restricted shares issued to management and to the board of directors.
The following tables set forth the computation of earnings per share:

	Earnings Per Share
	Three months ended	For the period from
	September 30, 2005	February 9 - September 30, 2005

	(dollars in thousands, except per share data)
Numerator:
Net income	$13,321	$12,376

Denominator:
Weighted average common shares outstanding for purposes of computing basic EPS	69,370,344	69,366,739
Effect of unvested restricted stock	182,632	319,803

Total weighted average shares outstanding for purposes of computing diluted EPS	69,552,976	69,686,542

Basic EPS:
Net income per common share	$0.19	$0.18

Diluted EPS:
Net income per common share	$0.19	$0.18

	Three months ended		Nine months ended		For the Period from January 1-
	September 30, 2004		September 30, 2004		February 8, 2005
	Class A and B		Class A and B		Class A and B
	Common Interests	Class C Interests	Common Interests	Class C Interests	Common Interests	Class C Interests

	(dollars in thousands, except per unit data)
Numerator:
Net income (loss)	$9,358	$(3,092)	$38,297	$(13,126)	$6,234	$317

Denominator:
Weighted average common interests outstanding	70,591,699	46,000,000	70,591,699	46,000,000	70,591,699	46,000,000

Basic and Diluted:
Net income (loss) per owners’ unit	$0.13	$(0.07)	$0.54	$(0.29)	$0.09	$0.01

(12) Supplemental Cash Flow Information
Cash payments for interest were $79,040 and $62,277 for the nine months ended September 30, 2004 and 2005, respectively.
Cash payments for income taxes were $1,000 for the nine months ended September 30, 2004.
A note payable for $3,015 was issued during the nine months ended September 30, 2004 for insurance policies.
The Company entered into long-term capital leases of $846 for the purchase of vehicles for the nine months ended September 30, 2004.
In connection with the Offering, the Company redeemed all outstanding interests for 39,537,574 shares of Valor common stock and recorded a net deferred tax liability from the existing equity owners of VTC prior to becoming a federal corporate taxpayer as follows:

DR (CR)

Class A common interests	$64,633
Class B common interests	—
Class C interests	29,542
Redeemable preferred interests	236,129
Redeemable preferred interests in subsidiary	15,776
Deferred tax liability, net	(61,592)
Minority interest	468
Common stock	(4)
Additional paid-in capital	(531,468)
Treasury stock	(34)
Accumulated deficit	246,550

The Company issued 1,989,659 shares of restricted stock in the nine months ended September 30, 2005. The Company recorded $29,606 to deferred equity compensation with a corresponding offset to either common stock, additional paid-in capital or treasury stock (if issued from treasury stock). The Company recorded $10,412 of non-cash stock based compensation expense related to the issuance of restricted stock to management and the board of directors for the nine months ended September 30, 2005.
Concurrent with the Offering, the Company exchanged shares of Valor common stock with a value of $1,351 for all outstanding units under the Valor Telecom Executive Incentive Plan.
In the nine months ended September 30, 2005, certain unvested shares of restricted stock were forfeited. Restricted stock forfeitures of $3,372 were recorded as a reduction to deferred equity compensation with a corresponding offset to paid-in capital and treasury stock.
In connection with the amendment of the credit facility in February 2005, the Company wrote-off $9,869 of unamortized debt issuance costs.
In September 2005, the Company declared a cash dividend of $24,974 that was payable in October 2005. This amount is included in “Other” in current liabilities on the Condensed Consolidated Balance Sheets.

(13) Guarantor Subsidiaries
The Company’s senior notes issued are guaranteed jointly and severally by all of Valor’s existing subsidiaries (“the guarantor subsidiaries”) and such guarantees are full and unconditional. Existing guarantor subsidiaries include VTC, VTS, including its operating entities, and VTS II, including its operating entities. Valor has no independent assets or operations. Separate financial information has not been presented for the guarantor subsidiaries because the guarantor subsidiaries effectively comprise all of Valor’s assets and operations.
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
(14) Recently Issued Accounting Pronouncements
In January 2004, FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) in the accounting for post-retirement health care plans under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, FSP 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-2 provides guidance that measures the accumulated post-retirement benefit obligation (“APBO”) and net periodic postretirement benefit cost on or after the date of enactment shall reflect the effects of the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Upon the effective date, FSP 106-2 will supersede FSP 106-1. The deferral of the accounting for the Act will continue until FSP 106-2 is effective. We have elected the deferral provided by FSP 106-1 and are evaluating the magnitude of the potential favorable impact on our results of operations and financial position. The effects of the Act have not been reflected for interim disclosure purposes. The Company is currently evaluating the options available under the Act and has yet to determine if the plan is actuarially equivalent to the standard Medicare Part D benefit. Therefore, any measures of APBO or Net Periodic Postretirement Benefit Cost do not reflect the effects of the Act on the plan.
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term conditional asset retirement obligation refers to an obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An obligation exists when a law, regulation or contract requires an entity to perform an asset retirement activity. The interpretation requires an entity to recognize a liability— generally upon acquisition, construction or development— for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. In circumstances where sufficient information is not available, the liability should be recognized in the period in which sufficient information becomes available to estimate its fair value. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that adoption of this interpretation will have on its financial position and results of operations.

(15) Subsequent Events
Effective October 1, 2005, the Company granted 361,533 shares of restricted stock, for an aggregate purchase price of $0.0001 per share, to its recently appointed Senior Vice President and Chief Financial Officer, Jerry E. Vaughn. The shares of restricted stock will vest 6.25% on January 1, 2006, 25% on January 1, 2007, 25% on January 1, 2008, 25% on January 1, 2009, and the remaining 18.75% on October 1, 2009. As of October 1, 2005, the value of the restricted stock grant was approximately $4,900.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.
Three and nine months ended September 30, 2005 compared to
three and nine months ended September 30, 2004
Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this quarterly report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this quarterly report and those described from time to time in materials filed with our other filings with the SEC. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:
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
Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise, except as required by law.
Overview
We provide telecommunications services in primarily rural areas of Texas, Oklahoma, New Mexico and Arkansas serving approximately 525,000 access lines as of September 30, 2005. We formed our company in 2000 in connection with the acquisition of select telephone assets from GTE Southwest Corporation, which is now part of Verizon. In January 2002, we acquired the local telephone company serving Kerrville, Texas. The rural telephone businesses that we own have been operating in the markets we serve for over 75 years. Since our inception, we have invested substantial resources to improve and expand our network infrastructure. In the markets we serve, we provide a full range of voice and data services, including integrated packages of local, long distance, high-speed data and Internet access, as well as a variety of enhanced services such as voicemail and caller identification. We provide reliable, personalized customer care through three call centers, and we have automated many of our customer service functions to enable our customers to interact with our company 24 hours a day, 365 days a year.
The competitive landscape and customer preferences for communications services continue to evolve in the telecommunications industry in general, as well as in the markets we serve. We have taken numerous steps to position ourselves to meet the competitive pressures that we face, including: (i) expanding the coverage of our DSL product to provide greater broadband opportunities, including increased DSL speeds, to our customers in rural America; (ii) aggressively pricing and bundling services such as DSL, Internet access, long distance and second lines with our basic service to create more appealing product offerings at more attractive prices to our customers; (iii) offering discounts to customers who make commitments to purchase service from us for a one-year period; and (iv) improving customer service. We added over 7,100 DSL subscribers in the three month period ended September 30, 2005 and we have expanded our DSL footprint to make DSL service available to approximately 71% of our customer base. We have also focused intently on increasing the efficiency of our business by investing in our infrastructure to improve our underlying business processes and increase the quality of our customer service, maintaining tight expense controls and utilizing a disciplined approach to our capital spending.
We experience competition from wireless service providers in many of our markets and wireline local carriers and cable companies in a limited number of our markets. The number of access lines we serve is one of the fundamental drivers of our business, and competition has been a significant factor in the recent decline in our access lines. While the number of access lines we serve has been declining gradually for the last several years, we have been able to increase our revenues in prior years as a result of our strategy to sell additional services to our existing customers to increase our average revenue per line. We lost 5,552 access lines in the three month period ended September 30, 2005 and 15,635 access lines year-to-date as of September 30, 2005. We had previously anticipated that our decline in access lines in 2005 would be approximately equal to the 2.9% decline we experienced in 2004. We continue to expect our rate of line losses for the full year will exceed that of last year. Revenues for the three and nine month periods ended September 30, 2005 were essentially flat compared to the same periods in prior year.
Competition continues in Broken Arrow, OK, a suburb of Tulsa, OK. The cable provider serving that market began offering a cable telephony product late in 2004. We have defined active cable telephony markets as those markets where we have processed request(s) by the cable competitor to port customer telephone numbers to the cable provider. “Porting” is an industry term used to describe the process that allows a customer to retain his or her existing phone number when switching his or her telephone service to a competitor. As of September 30, 2005, approximately 12% of our access lines were in active cable telephony markets, consisting essentially of the lines we serve in Broken Arrow and a bordering community along with three of our West Texas markets. Our active cable telephony markets have contributed more than 70% of our year to date access line losses. In non-active cable telephony markets, representing approximately 88% of our access lines, our year to date line losses are less than 1%.
In May 2005, the Defense Base Closure and Realignment (BRAC) Commission announced that the Red River Army Depot, which is located in Texarkana, TX, was included on the list of military bases BRAC recommended that Congress close over the next several years. On September 8, 2005, BRAC presented its final report to the President of the United States. The final report elected to realign certain functions of the Red River Army Depot rather than close the facility. As a result, we do not anticipate any material impact on our financial operations.
We are subject to regulation primarily by federal and state government agencies. At the federal level, the Federal Communications Commission (“FCC”) has jurisdiction over interstate and international telecommunications services. State telecommunications regulators exercise jurisdiction over intrastate telecommunications services.
Significant transactions
On February 9, 2005, we completed the Offering, registering 29,375,000 shares of Valor common stock at a price of $15 per share. The net proceeds from the Offering were used to repay certain existing indebtedness. In conjunction with the Offering, we completed a reorganization of our company. In connection with the Offering, certain of the company’s stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the Offering price less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full. We received no proceeds from the over-allotment exercise.
Concurrently with the Offering, our subsidiary, Valor Telecommunications Enterprises, LLC, and its direct wholly owned subsidiary, Valor Telecommunications Enterprises Finance Corp., as co-issuers, issued $400 million aggregate principal amount of 7 3/4% ten -year senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933. We used the net proceeds from such issuance to repay certain existing indebtedness. In August 2005, we completed the exchange of all outstanding 7 3/4% senior notes in aggregate principal amount of $400 million due 2015 for substantially identical 7 3/4% senior notes that have been registered under the Securities Act of 1933. The new notes will mature on February 15, 2015 and will pay interest semi-annually on February 15 and August 15, starting on August 15, 2005.
Significant expenses that have been recorded in the nine months ended September 30, 2005 include the following:
     • $29.3 million in fees and expenses associated with our repayment of existing indebtedness, including write-off of certain deferred debt costs, prepayment premiums and breakage fees;
     • $2.3 million in compensation expense for the portion of cash transaction bonuses that were paid and accrued to members of our management team in connection with the Offering; and
     • $10.4 million in non-cash stock compensation expense for restricted shares issued to members of our management team and our board of directors.
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
     State Regulation. We operate in Texas, Oklahoma, New Mexico and Arkansas. Each state has its own regulatory framework for intrastate services.
     In Texas, most of our operations are subject to price caps on our basic telecommunications services, while we maintain pricing flexibility on some non-basic services. In September 2005, the Texas legislature adopted significant telecommunications legislation. This legislation created, among other provisions, a statewide video franchise for telecommunications carriers, established a framework for deregulation of the retail telecommunications services offered by incumbent local telecommunications carriers and directed the Texas Public Utility Commission (TPUC) to initiate a study of the Texas Universal Service Fund. We expect to participate in numerous TPUC proceedings in the coming months related to this new legislation, and we expect that the Texas Legislature may further address issues of importance to rural telecommunications carriers in Texas, including the Texas Universal Service Fund, in the 2007 Legislative session.
     In New Mexico, we operate under an Alternative Form of Regulation Plan that is specific to our company. We recently played an instrumental role in the development and passage of access reform legislation. The New Mexico Public Regulation Commission adopted rules on November 1, 2005 to implement the access reform legislation. The rules generally require: 1) the reduction of access rates to interstate levels according to prescribed criteria; 2) the increase of business and residence basic local services prices to a statewide benchmark; 3) creation of a state USF to ensure revenue neutrality after taking into account revenues from the retail price increases. Also, the New Mexico Public Regulation Commission has pending a rules proceeding that will implement the mid-sized carrier legislation adopted by the New Mexico Legislature in 2004. These rules will govern the Company’s retail prices and service quality when its Alternative Form of Regulation Plan expires in March 2006.
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
Universal Service Fund (“USF”)
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
As an RLEC, we provide regulated telecommunications services to customers in our service areas. These services include local calling services to residential and business customers, as well as providing interexchange carriers (IXC) with call origination and termination services, on both a flat-rate and usage-sensitive basis, allowing them to complete long distance calls for their customers who reside in our service areas.
In Other, we provide unregulated telecommunications services to customers throughout our RLEC service areas. These services include long distance and Internet services. Long distance is provided through resale agreements with national long distance carriers.
We have considered the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and determined the operating segments are considered one reportable segment as further described in Note 2 to the “Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2004.

We generated revenues of $128.0 million and $380.0 million in the three and nine months ended September 30, 2005, respectively, compared to $126.6 million and $379.3 million in the comparable 2004 periods. Operating income for the three and nine months ended September 30, 2005 was $41.3 million and $123.8 million, respectively, compared to $46.0 million and $136.5 million in the comparable 2004 periods. Net income for the quarter ended September 30, 2005 was $13.3 million compared to net income of $6.3 million for the quarter ended September 30, 2004. Net income for the nine months ended September 30, 2005 was $18.9 million compared to net income of $25.2 million for the comparable period in 2004.
Consolidated Operating Revenues
The following table provides the detail of revenues for the three and nine months ended September 30:

	Three months ended September 30,				Nine months ended September 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)
Local service	$38,783	$37,594	$(1,189)	-3%	$116,305	$114,378	$(1,927)	-2%
Data services	6,492	8,656	2,164	33%	18,592	24,054	5,462	29%
Long distance services	10,018	10,572	554	6%	28,173	31,088	2,915	10%
Access services	30,625	30,842	217	1%	96,301	91,232	(5,069)	-5%
Universal Service Fund	30,444	28,241	(2,203)	-7%	90,759	86,862	(3,897)	-4%
Other services	10,269	12,055	1,786	17%	29,149	32,340	3,191	11%

	$126,631	$127,960	$1,329	1%	$379,279	$379,954	$675	0%

The following table sets forth several key metrics for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Total revenue (in thousands)	$126,631	$127,960	$379,279	$379,954
Ending access lines (1)	547,925	524,702	547,925	524,702
Average access lines	550,621	527,478	552,335	532,520
Total connections (2)	564,446	572,011	564,446	572,011
Average revenue per access line per month	$76.66	$80.86	$76.30	$79.28
Long distance subscribers	214,048	229,530	214,048	229,530
Penetration rate of total access lines	39%	44%	39%	44%
DSL subscribers	16,521	47,309	16,521	47,309
Penetration rate of total access lines	3%	9%	3%	9%

(1)	We calculate our access lines in service by counting the number of working communication facilities that provide local service that terminate in a central office or to a customer’s premises. Non-revenue producing lines provisioned for company official use and for test purposes are included in our total access line counts. There were 13,744 and 14,699 non-revenue producing lines included in our total access line count at September 30, 2004 and 2005, respectively, which represented 2.5% and 2.8%, respectively, of our total access line counts.

(2)	Total connections are defined as total access lines plus DSL subscribers.
Three months ended September 30, 2005 compared to the three months ended September 30, 2004
Our consolidated revenues increased $1.3 million for the quarter ended September 30, 2005 compared to the same period in 2004. Our revenues were impacted by the following items:

Increase of DSL subscribers to 47,309 and the addition of an average 19,870 long distance subscribers for the three months ended September 30, 2005 compared to 2004.	$2.7

Favorable resolution of a regulatory proceeding we had pending before the Texas Public Utility Commission (“TPUC”) related to an expanded local calling surcharge that was approved by the TPUC in the fourth quarter of 2004. Our ability to bill and collect this surcharge will expire on December 31, 2005.	0.6

Increase in other services due to equipment sales, directory advertising, and services provided to wholesale carriers.	1.6

Loss of access lines, lower access rates, and reduction in minutes of use.	(2.1)

Decrease in USF revenues due to lower access line counts.	(1.4)
Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
Our consolidated revenues remained essentially flat for the nine month period ended September 30, 2005 compared to 2004. Our revenues were affected by the following items:

Increase of DSL subscribers to 47,309 and the addition of an average 21,697 long distance subscribers for the nine months ended September 30, 2005 compared to 2004.	$8.4

Favorable resolution of a regulatory proceeding we had pending before the Texas Public Utility Commission (“TPUC”) related to an expanded local calling surcharge that was approved by the TPUC in the fourth quarter of 2004. Our ability to bill and collect this surcharge will expire on December 31, 2005.	1.9

Increase in other services due to equipment sales, directory advertising, and services provided to wholesale carriers.	3.6

Loss of access lines, lower access rates, and reduction in minutes of use.	(8.2)

Decrease in USF revenues due to lower access line counts and reduction in Federal USF high cost support, effective January 1, 2005, due to increases in the national average loop cost by the FCC.	(3.8)
Operating Expenses
The following table sets forth operating expenses for the three and nine months ended September 30:

	Three months ended September 30,				Nine months ended September 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)

Cost of service	$26,674	$29,092	$2,418	9%	$78,704	$81,163	$2,459	3%
Selling, general and administrative	31,915	32,395	480	2%	100,098	96,737	(3,361)	-3%
Non-cash stock compensation	—	2,069	2,069	n/a	—	10,412	10,412	n/a
Asset impairment	—	614	614	n/a	—	614	614	n/a
Depreciation and amortization	22,022	22,460	438	2%	63,993	67,184	3,191	5%

	$80,611	$86,630	$6,019	7%	$242,795	$256,110	$13,315	5%

Three months ended September 30, 2005 compared to the three months ended September 30, 2004
Our operating expenses for the quarter ended September 30, 2005 increased $6.0 million from the comparable period in 2004. The increase is attributable to the following items:

Non-cash stock compensation associated with the issuance of restricted stock to our management and board of directors that vests on various percentages through 2009.	$2.1

Management incentive compensation incurred related to our Offering.	0.3

Increase in sales and marketing as a result of our continuing efforts position ourselves to meet the ongoing competitive pressures that we are facing.	0.8

Change in various accounting estimates in 2004 and 2005.	1.0

Asset impairment charge and increase in operating costs associated with clean-up and repair efforts from Hurricane Rita.	0.9

Depreciation and amortization increase as a result of our investment property, plant and equipment to improve our network infrastructure	0.4
Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
Our operating expenses for the quarter ended September 30, 2005 increased $13.3 million from the comparable period in 2004. The increase is attributable to the following items:

Non-cash stock compensation associated with the issuance of restricted stock to our management and board of directors that vests based on various percentages through 2009. We expect to incur approximately $8.1 million of non-cash stock compensation expense in both 2006 and 2007 and $1.3 and $0.9 in 2008 and 2009, respectively.	$10.4

Management incentive compensation incurred related to our Offering. We expect to incur $1.0 million of cash bonuses related to our Offering in 2006.	2.3

Increase in sales and marketing as a result of our continuing efforts to position ourselves to meet the ongoing competitive pressures that we are facing. $0.8 million of these costs are specifically related to DSL modem promotions.	1.6

Public company costs as a result of our Offering in February 2005.	0.7

Asset impairment charge and increase in operating costs associated with clean-up and repair efforts from Hurricane Rita. We expect to incur approximately $0.6 million of additional operating costs in the fourth quarter.	0.9

Depreciation and amortization increase as a result of our investment in property, plant and equipment to improve our network infrastructure.	3.2

Former Chief Executive Officer transition payment made in the second quarter of 2004.	(5.0)

Reduction of employee salary and benefit costs related to a reduction in headcount.	(2.1)
Not included in the analysis above were approximately $1.6 million of variable costs related to equipment sales and providing Internet access service that were offset by a decrease in long distance network costs as a result of a rate reduction in the fourth quarter of 2004.
In late September 2005, Hurricane Rita made landfall in the Gulf Coast region of the United States. The effects of Hurricane Rita, including high winds and rain, impacted our east Texas market. As a result of the hurricane, we have incurred damage on certain of our property, plant, and equipment. We have assessed the recoverability of these assets based on the authoritative accounting literature and determined that the carrying value of certain of its property, plant, and equipment in the affected areas was impaired. As such, we recorded an impairment loss of $0.6 million net of insurance recoveries of $0.3 million that we concluded are probable from our covered losses in the accompanying condensed consolidated statements of income and comprehensive income.

Interest Expense
The following table sets forth interest expense for the three and nine months ended September 30:

	Three months ended September 30,				Nine months ended September 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)

Interest expense	$(28,289)	$(19,814)	$8,475	-30%	$(83,384)	$(64,726)	$18,658	-22%

The decrease in interest expense was primarily due to an approximately $400 million lower average principal outstanding primarily as a result of repayment of debt from the net proceeds of the Offering and lower average interest rates on our debt.
Gain (Loss) on Interest Rate Hedging Arrangements
The following table sets forth gain (loss) on interest rate hedging arrangements for the three and nine months ended September 30:

	Three months ended September 30,				Nine months ended September 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)

Gain (loss) on interest rate hedging arrangements	$(85)	$178	$263	-309%	$(122)	$(378)	$(256)	210%

The adjustment to mark our hedging arrangements to market value resulted in non-cash income of $2.5 million and $7.8 million for the three and nine months ended September 30, 2004, respectively. Offsetting the non-cash income for the three and nine months ended September 30, 2004 are cash settlements of $2.6 million and $7.9 million, respectively. We entered into new arrangements to limit our interest rate risk under the terms of our existing credit facility in 2005 as further described under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.” The amount recorded in the three and nine months ended September 30, 2005, represents the change in fair value of the instruments that are not accounted for utilizing hedge accounting.
Earnings from Unconsolidated Cellular Partnerships, Loss on Debt Extinguishment, Impairment on Investments in Cellular Partnerships and Other Income and Expense
The following table provides the detail of other income and expense for the three and nine months ended September 30:

	Three months ended September 30,				Nine months ended September 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)

Earnings from unconsolidated cellular partnerships	$339	$146	$(193)	-57%	$1,007	$207	$(800)	-79%
Loss on debt extinguishment	—	—	—	n/a	—	(29,262)	(29,262)	n/a
Impairment on investments in cellular partnerships	(6,678)	(2,339)	4,339	-65%	(6,678)	(2,339)	4,339	-65%
Other income and (expense), net	(6,703)	300	7,003	-104%	(25,060)	901	25,961	-104%

Earnings from unconsolidated cellular partnerships represent our share of the earnings in the equity interest of our two cellular partnerships. In 2004, a wireless competitor began constructing facilities in areas serviced by our unconsolidated cellular partnerships. This has resulted in a significant decrease in roaming revenue further decreasing our earnings from the unconsolidated cellular partnerships. In light of the financial results of the cellular partnership through September 30, 2004, we assessed the recoverability of the investments in the unconsolidated cellular partnerships, which resulted in an impairment charge of $6.7 million to the statement of income. One of our cellular partnerships continued to experience a significant decline in roaming revenues in 2005. Due to the financial results of this cellular partnership through September 30, 2005, we recorded an impairment charge of $2.3 million to the statement of income.
     In connection with the Offering and amendment of our credit facility, we recorded a $29.3 million loss on extinguishment of debt. The loss on extinguishment of debt relates to prepayment fees and premiums and write-off of debt issuance costs related to our existing indebtedness and transaction fees and costs related to our new facility that were included in the calculation of the loss on extinguishment of debt under the provisions of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”
Other income and (expense), net includes various miscellaneous income and expense items, including interest income on our cash balances held at financial institutions. The change in the respective periods ended September 30, 2005 is primarily attributable to the purchase of substantially all outstanding equity interests from a group of individual investors associated with our reorganization in April 2004, which resulted in $18.0 million of expense and offering costs of $6.8 million that were expensed in September 2004 as a result of our decision to not pursue the previously planned public offering of income deposit securities in 2004.
Income Taxes
The following table sets forth income taxes for the three and nine months ended September 30:

	Three months ended September 30,				Nine months ended September 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)

Income tax expense (benefit)	$(2,029)	$6,480	$8,509	-419%	$(6,095)	$8,852	$14,947	-245%

The income taxes for the periods ended September 30, 2004 only represent those of VTS II, which has elected to be taxed as a corporation for federal income tax purposes.
In February 2005, we completed a reorganization concurrent with the Offering. Prior to our reorganization, substantially all of the operations of Valor elected partnership treatment for income tax purposes. Following the completion of the Offering and the related reorganization, the operations of our company and all wholly owned subsidiaries became reportable in a consolidated corporate federal tax return. As such, for the period from January 1, 2005 through the Offering date, we recorded income tax expense directly attributable to the operations of VTS II. Following the Offering date, we recorded income taxes on the operations of Valor. Additionally, we recorded deferred tax positions related to differences between financial reporting and the tax basis of our assets and liabilities and net operating losses incurred prior to becoming a taxable entity.
The differences between the federal income tax statutory rate and our effective income tax rate for the three and nine months ended September 30, 2004 is primarily related to consolidated entities not subject to income taxes prior to our reorganization. The nine months ended September 2004 effective tax rate was further impacted by permanent differences associated with the purchase of minority interests. We expect our overall effective income tax rate will approximate 32% for fiscal year 2005. The differences between the federal income tax statutory rate and our effective income tax rate for the respective periods ended September 30, 2005 is primarily related to consolidated entities not subject to income taxes prior the effective date of the Offering and a permanent difference related to the step-up in our tax basis of assets attributable to goodwill that occurred in connection with our reorganization.

Minority Interest
The following table sets forth the minority interest for the three and nine months ended September 30:

	Three months ended September 30,				Nine months ended September 30,
	2004	2005	Change	% Change	2004	2005	Change	% Change

	(dollars in thousands)

Minority interest	$(367)	$—	$367	-100%	$(3,171)	$(468)	$2,703	-85%

Minority interest reflects the share of income of minority shareholders who held common interests in VTS and VTS II. In connection with the Offering, we completed a reorganization, whereby we redeemed all outstanding minority interests. For the nine months ended September 30, 2005, minority interest reflects the share of income of minority shareholders from January 1, 2005 through the Offering date.
Financial Condition and Liquidity
Financial Condition. As of September 30, 2005, we had total debt, net of cash and cash equivalents, of $1.1 billion and $575.9 million of stockholders’ equity, compared to net debt of $1.6 billion and $6.5 million of common owners’ equity at December 31, 2004. Prior to the completion of our reorganization and the Offering, we used excess cash generated through operations to pay down long-term debt. At September 30, 2005 and December 31, 2004, we had a positive working capital balance of $18.9 million and $15.1 million, respectively.
As previously disclosed, we were required to make our estimated 2005 cash pension contributions of $6.5 million in quarterly increments beginning in April 2005. As of September 30, 2005, we have paid $3.2 million of our estimated 2005 cash pension contribution. Also, in September 2005, we made our required $6.5 million cash contribution related to the 2004 plan year and made an optional payment of $6.0 million into our qualified pension plan. Due to our total 2005 payments, our defined benefit pension plan is estimated to be fully funded on a current liability basis as of January 1, 2005 for the 2005 plan year. Accordingly, our previously required quarterly payments of $1.6 million due in October 2005 and January 2006 will not be necessary. Our next required cash contribution is estimated to be due in 2007. However, we may elect to make optional contributions prior to that date.
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
In connection with our reorganization, our previous owners contributed approximately $308.2 million of net operating losses (“NOLs”) that we will be able to use, subject to certain limitations, to reduce our future taxable income. Furthermore, we have cumulative differences of approximately $519.4 million resulting from items such as goodwill amortization and accelerated tax depreciation that we have deducted faster for tax purposes under the Internal Revenue Code than we have for financial reporting purposes. We also have other items totaling $826.0 million, the most significant being goodwill, that we will deduct from our future taxable income. The tax effect of the NOLs and cumulative differences were recorded on our balance sheet due to the reorganization and resulted in a net deferred tax liability of approximately $61.6 million. We expect that we will generate a net operating loss in 2005 for federal income tax purposes without utilizing any previously generated NOLs. The loss generated during 2005 will serve to increase the total NOLs available for use in future years.

	Nine months ended September 30,
	2004	2005	Change	% Change

	(dollars in thousands)
Net cash provided by operating activities	$125,294	$136,019	$10,725	9%
Net cash used in investing activities	(51,996)	(20,374)	31,622	-61%
Net cash used in financing activities	(74,054)	(85,958)	(11,904)	16%
Net operating cash used in discontinued operations	(17)	—	17	-100%

Net (decrease) increase in cash and cash equivalents	$(773)	$29,687	$30,460	-3940%

Cash Flows
Operating Activities. Net cash provided by continuing operations of $136.0 million in 2005, was generated primarily by adjustments to our income from continuing operations of $18.9 million to exclude non-cash items and loss on debt extinguishment totaling $126.3 million. The most significant non-cash item in 2005 was depreciation and amortization expense of $67.2 million. We also recognized a loss on debt extinguishment of $29.3 million as a result of the repayment of existing indebtedness. Net cash provided by continuing operations of $125.3 million in 2004 was generated primarily by $25.2 million of income from continuing operations, adjusted to exclude reorganization related and non-cash items totaling $85.6 million. The most significant non-cash item in 2004 was depreciation and amortization expense of $64.0 million. We also recognized $18.0 million as a reconciling item to cash provided by continuing operations related to expense incurred in connection with our cash payment to minority shareholders in connection with our reorganization.
Investing Activities. Cash used in investing activities was $20.4 million for the first nine months of 2005 compared to cash used in investing activities of $52.0 million in 2004. Our investing activities consist primarily of capital expenditures for property, plant and equipment. We fund capital expenditures to deploy new network services, modernize our property, plant and equipment, position our network infrastructure for future growth, and to meet regulatory obligations. Capital expenditures for the nine months ended September 30, 2005 and 2004 were $45.0 million and $51.5 million, respectively. We anticipate that capital spending for fiscal year 2005 will be approximately $58.8 million.
The investing activities during 2005 include proceeds from the redemption of our RTFC capital certificate of $24.4 million that occurred in connection with amendment of our credit facility.
Financing Activities. Cash used by financing activities was $86.0 million in 2005 and $74.1 million in 2004. These changes are principally due to the net incremental payments of long-term debt of $420.3 million and $59.3 million in 2005 and 2004, respectively. Cash used in financing activities in 2005 also includes $411.3 million of net proceeds from the issuance of common stock in connection with the Offering and payment of dividends, prepayment fees and debt issuance costs of $37.5 million, $19.4 million, and $17.4 million, respectively. Cash used in financing activities in 2004 also includes our purchase of ownership interests from certain individual investors.
Prior to the completion of our reorganization and the Offering, we managed our cash on hand through the use of revolving credit facilities to maximize the amount of debt repayment.

Outstanding Debt and Existing Financing Arrangements
As of September 30, 2005, we had various financing arrangements outstanding. Under these financing arrangements, we have $1.2 billion of outstanding debt and $99.8 million of available borrowing capacity under our revolving credit facility.
Amended Credit Facility and Issuance of Senior Notes
In connection with the Offering, we issued $400.0 million principal amount 7¾% senior notes due in 2015 for net proceeds of approximately $390.0 million. The proceeds from the issuance of the senior notes were used to repay certain existing indebtedness.
Also, in connection with the Offering, we amended our senior credit facility. The amended senior credit facility resulted in the reduction of the commitment amount of Tranche B Term Loan to $750.0 million, Tranche C Term Loan to $50.0 million and Tranche D Term Loan to $5.6 million. The reduction of the amended credit facility was primarily funded from the net proceeds of the Offering. Under the amended credit facility, the entire principal balances on Tranches B, C and D are due at maturity, February 2012.
Recently Issued Accounting Pronouncements
In January 2004, FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) in the accounting for post-retirement health care plans under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, FSP 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-2 provides guidance that measures the accumulated post-retirement benefit obligation (“APBO”) and net periodic postretirement benefit cost on or after the date of enactment shall reflect the effects of the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Upon the effective date FSP 106-2 will supersede FSP 106-1. The deferral of the accounting for the Act will continue until FSP 106-2 is effective. We have elected the deferral provided by FSP 106-1 and are evaluating the magnitude of the potential favorable impact on our results of operations and financial position. The effects of the Act have not been reflected for interim disclosure purposes. We are currently evaluating the options available under the Act and have yet to determine if the plan is actuarially equivalent to the standard Medicare Part D benefit. Therefore, any measures of APBO or Net Periodic Postretirement Benefit Cost do not reflect the effects of the Act on the plan.
In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, which clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term conditional asset retirement obligation refers to an obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An obligation exists when a law, regulation or contract requires an entity to perform an asset retirement activity. The interpretation requires an entity to recognize a liability— generally upon acquisition, construction or development — for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. In circumstances where sufficient information is not available, the liability should be recognized in the period in which sufficient information becomes available to estimate its fair value. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the effect that adoption of this interpretation will have on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair value of a fixed-rate debt obligation due to a hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to changes in market interest rates. Fair value on long-term debt obligations is determined based on quoted market prices and a discounted cash flow analysis, using the rates and maturities of these obligations, compared to terms and rates currently available in the long-term markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on our variable rate debt for the year and does not assume changes in our financial structure.
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
At September 30, 2005, we had total debt of $1.2 billion consisting of both fixed and variable debt with weighted average interest rates ranging from 5.8% to 7.8%. Approximately $800.0 million of our debt matures in 2012 and $400.0 million matures in 2015. In February 2005, we completed the Offering and issuance of 7¾% senior notes for net proceeds of approximately $801.5 million. We used the proceeds from the Offering and the issuance of senior notes to repay certain indebtedness that was outstanding at December 31, 2004 and related transaction costs. The fair value of our debt based on current prevailing rates and quoted market prices is $1.2 billion at September 30, 2005.
At September 30, 2005, we had approximately $725.0 million of variable rate debt. If market interest rates increase 100 basis points within the next year over the rates in effect at September 30, 2005, annual interest expense would increase $5.8 million. The increase in interest rates is impacted by our interest rate caps and swaps that are currently in effect or will be in effect over the next year. We are charged interest on our variable rate debt, as defined in our Amended and Restated Credit Agreement, based on LIBOR plus 1.75% or an applicable base rate plus 0.75%. The three-month LIBOR rate for the nine months ended September 30, 2005 ranged from 2.6% to 4.1%.
Pursuant to our credit facility, we are required to reduce the risk of interest rate volatility with at least 50% of our indebtedness. To manage our interest rate risk exposure and fulfill our requirement under our credit facility, we entered into nine agreements, three interest rate caps and six interest rate swaps, with investment grade financial institutions in March and September of 2005 (collectively, the “Agreements”). In connection with entering the interest rate cap agreements, we paid $0.9 million.
The following represents a summary of the Agreements (dollars in thousands):

					September 30, 2005
	Effective	Maturity	Notional	Cap Rate	Fair Value
Instrument	Date	Date	Amount	or Pay Rate	Asset (Liability)

Interest rate cap	03/31/05	03/31/06	$450,000	5.0%	$2
	03/31/06	03/30/07	50,000	5.0	58
	03/31/06	03/31/08	100,000	5.0	416
Interest rate swap	03/31/06	03/31/08	75,000	4.5	60
	03/31/06	03/31/08	75,000	4.6	34
	03/31/06	03/31/09	50,000	4.2	569
	03/31/06	03/31/10	100,000	4.7	(489)
	03/30/07	03/31/08	30,000	4.7	(35)
	03/31/08	03/31/09	180,000	4.3	522

Our interest rate caps are not treated as hedges as prescribed by the accounting literature; therefore, the fair value of the instruments is recorded each reporting period on the Condensed Consolidated Balance Sheets with the change in fair value recorded in the Condensed Consolidated Statements of Income in “Gain (loss) on interest rate hedging arrangements.” The interest rate swaps effectively convert our variable rate debt to fixed rate debt. Our interest rate swap agreements qualify for hedge accounting under SFAS No. 133; therefore, they are carried at fair market value and are included on the Condensed Consolidated Balance Sheets with changes in fair value recorded as “Other comprehensive income” in the accompanying Condensed Consolidated Statements of Income. We do not hold or issue derivative financial instruments for trading or speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES.
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005 to ensure that information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS.

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

Dated: November 4, 2005	VALOR COMMUNICATIONS GROUP, INC.
	By:	/s/ John J. Mueller
John J. Mueller
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2005	By:	/s/ Jerry E. Vaughn
Jerry E. Vaughn
Senior Vice President and Chief Financial Officer (Principal Financial Officer)