Form 10-K
period 2005-12-31
VALOR COMMUNICATIONS GROUP INC
filed 2006-02-28
CIK 1282266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported closing price of $13.80 per share of common stock as reported by the New York Stock Exchange on such date) was approximately $590 million.

As of February 1, 2006, 71,063,265 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the Information required by Part III is incorporated by reference from the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this report.

PART I

Item 1.	Business.

General

Valor Communications Group, Inc. (NYSE: VCG) is one of the largest providers of telecommunications services in rural communities in the southwestern United States and, based on the number of telephone lines we have in service, the seventh largest independent local telephone company in the country. We operate approximately 518,000 telephone access lines in primarily rural areas of Texas, Oklahoma, New Mexico and Arkansas. We operate our business through telephone company subsidiaries that qualify as rural local exchange carriers under the Telecommunications Act of 1996.

We offer a wide range of telecommunications services to residential, business and government customers. Our services include: local exchange telephone services, which covers basic dial-tone service as well as enhanced services, such as caller identification, voicemail and call waiting; long distance services; and data services, such as providing digital subscriber lines. We also provide access services that enable inter-exchange carriers to complete interstate and intrastate long distance calls. In addition to the services we provide, we receive revenues from Universal Service Fund (“USF”) payments from the State of Texas and the federal government to support the high cost of providing local telephone service in rural areas.

We formed our company in 2000 in connection with the acquisition of select telephone assets from GTE Southwest Corporation (“GTE”), which is now part of Verizon. In January 2002, we acquired the local telephone company serving Kerrville, Texas. The rural telephone businesses that we own have been operating in the markets we serve for over 75 years. We completed our initial public offering on February 9, 2005 and our shares began trading on the NYSE under the symbol “VCG.”

As previously announced on December 9, 2005, the board of directors of Valor Communications Group, Inc. (“Valor”) unanimously approved a strategic merger that will combine Valor and the wireline telecommunications business of Alltel Corporation (“Alltel”). Pursuant to the Agreement and Plan of Merger Valor entered into on December 8, 2005 with Alltel and Alltel Holding Corp. (which we refer to as “Spinco”), Spinco will merge with and into Valor and Valor will survive as a stand-alone company and will hold and conduct the combined business operations of Valor and Spinco. The merger will take place immediately after Alltel contributes the assets making up its wireline telecommunications business to Spinco and distributes the common stock of Spinco to its stockholders. In the merger, each share of Spinco common stock will be converted into the right to receive approximately 1.04 shares of Valor common stock. Existing shares of Valor common stock will remain outstanding. Following completion of the merger, the separate existence of Spinco will cease. Valor expects to issue approximately 403 million shares of common stock to Alltel stockholders in the merger. However, this amount is subject to change as a result of compensatory equity grants and other issuances of Valor common stock. Valor also expects to assume approximately $4 billion in outstanding debt in the merger. Immediately following the merger, Valor expects to change its name and that its common stock will be quoted on the New York Stock Exchange under that new name and with a new ticker symbol, each of which has yet to be determined. When the merger is completed, Alltel stockholders will together own approximately 85%, and Valor’s stockholders will own approximately 15%, of the shares of common stock in that entity on a fully diluted basis. The composition of the senior management and board of directors of the combined business will be largely determined by Alltel. While we are the legal acquirer and the surviving entity in this transaction, Alltel’s wireline business will be deemed to be the accounting acquirer in a transaction treated for accounting purposes as a reverse acquisition. The historical financial statements of Valor after the close of the merger will be those of Alltel’s wireline business. The merger is subject to both regulatory and shareholder approval and is expected to close in mid-2006.

Initial Public Offering and Reorganization

On February 9, 2005, we completed our initial public offering (the “Offering”) registering 29,375,000 shares of common stock at an offering price of $15 per share. In conjunction with the Offering, we issued $400 million aggregate principal senior notes. In August 2005, we exchanged all of the senior notes with substantially identical senior notes that were registered under the Securities Act of 1933. The proceeds from the Offering and the issuance of the senior notes were used to repay the second lien loan of $265 million, senior subordinated loan of $135 million, and a portion of the existing credit facility of $373.4 million and associated fees and expenses of $66.3. Immediately following the Offering, we amended our senior credit facility. The amended senior credit facility resulted in the reduction of the commitment amount, excluding the senior secured revolving facility, to $805.6 million. In connection with the Offering, certain of our stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares at the Offering price less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full. We received no proceeds from the over-allotment exercise.

Immediately prior to and in connection with the Offering, we consummated a reorganization pursuant to which our existing equity holders contributed all their equity interests in Valor Telecommunications, LLC, (“VTC”) and Valor Telecommunications Southwest, LLC, (“VTS”) to Valor in exchange for 39,537,574 shares of common stock in the aggregate. Following the reorganization, Valor exists as a holding company with no direct operations and each of VTC, VTS and Valor Telecommunications Southwest II, LLC, (“VTS II”) is either a direct or an indirect wholly-owned subsidiary of Valor. Valor’s principal assets consist of the direct and indirect equity interests of its subsidiaries.

Industry Overview

The U.S. local telephone industry is comprised of a few large, well-known companies, including the regional Bell operating companies and numerous small and mid-sized independent rural telephone companies that typically operate in sparsely populated rural areas where competition has been limited due to the generally unfavorable economics of constructing and operating competitive systems. To ensure that affordable universal telephone service is available in these remote areas, rural telephone companies may receive various support mechanisms provided by both state and federal government regulation.

Federal and state laws and regulations promoting the widespread availability of telephone service have allowed rural telephone companies to invest in their networks while keeping prices affordable for customers. This policy commitment was reaffirmed and expanded by the universal service provisions of the Telecommunications Act of 1996. In light of the high cost per access line of installing lines and switches and providing telephone service in sparsely populated areas, a system of cost recovery mechanisms has been established to, among other things, keep customer telephone charges at a reasonable level and yet allow owners of such telephone companies to earn a fair return on their investment. These cost recovery mechanisms, which are less available to larger telephone companies, have resulted in robust telecommunications networks in many rural areas.

The passage of the Telecommunications Act of 1996 substantially changed the regulatory structure applicable to the telecommunications industry, with a stated goal of stimulating competition for telecommunications services, including local telephone service, long distance service and enhanced services. In recent years, the telecommunications industry has undergone significant structural change. Many of the largest service providers have achieved growth through acquisitions and mergers while an increasing number of competitive providers have restructured or entered bankruptcy to obtain protection from their creditors. Since 2001, capital in the form of public financing has been generally difficult to obtain for new entrants and competitive providers. Capital constraints have caused a number of competitive providers to change their business plans, resulting in industry consolidation. Despite these changes, the demand for all types of telecommunications services, particularly data services, has not diminished, and companies increasingly bundle services and provide integrated offerings for end-user customers.

The most common measure of the relative size of a local telephone company is the number of access lines it operates. An “access line” is the telephone line connecting a person’s home or business to the public switched telephone network. A local telephone company can acquire access lines either through normal growth or through a transaction with another local telephone company. The net increase or decrease in access lines realized by a local telephone company on an annual basis is a relevant measure because the access line is the foundation for a large majority of local telephone company revenues and it is also an indicator of customer growth or contraction. A local telephone company experiences normal growth when it sells additional access lines in a particular market due to increased demand for telephone service by current customers or from new customers, such as from the construction of new residential or commercial buildings. Growth in access lines through transactions with other local telephone companies occurs less frequently. Typically, one local telephone company purchases access lines from another local telephone company. Such purchases usually provide the acquiring local telephone company with the opportunity to expand the geographic areas it serves, rather than increasing its access lines in markets that it already serves.

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

We also generate revenue through the provision of network access to long distance carriers for origination and termination of interstate and intrastate long distance phone calls, the receipt of government-sponsored USF support, and from the sale of other services, such as customer premises equipment and directory advertising.

The following summarizes each component of our revenue sources (percentages are based on revenues for the year ended December 31):

	Percent of Revenue
Revenue Sources	2003	2004	2005

Local services	31.4%	31.2%	30.0%
Data services	4.2	5.0	6.6
Long distance services	6.2	7.5	8.1
Access services	26.6	25.0	23.8
Universal Service Fund:
Texas	20.7	20.1	19.8
Federal	3.4	3.6	3.0
Other services	7.5	7.6	8.7

You should refer to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information.

Local Services.  Local calling services include basic local lines and private lines, as well as enhanced services such as voicemail and caller identification. We provide local calling services to residential, business and government customers, generally for a fixed monthly charge. In the markets we serve, the amount that we can charge a customer for local service is generally determined by the appropriate state regulatory authorities pursuant to the laws and regulations of the particular state. We also generate revenue from non-recurring services, such as service activation and reconnection of service.

Data Services.  We provide high-speed Internet access with our DSL products for a monthly fee. We also provide Internet access services to dial-up Internet subscribers. Our dial-up Internet service provides customers, primarily residential customers, with a local dial-up number they can use to establish a connection to the Internet over their existing phone lines for a flat, monthly fee. Our Internet access services also enable customers to establish an email account and to send and receive email.

Long Distance Services.  We generate revenue from the provision of long distance calling services either based on usage or pursuant to flat-rate calling plans. These services include traditional switched and dedicated long distance, toll free calling, international, calling card and operator services.

Access Services.  Long distance carriers pay us network access charges when our local customers make or receive long distance telephone calls. Since these calls are generally billed to the customer originating the call, a mechanism is required to compensate each rural telephone company, regional Bell operating company or long distance carrier providing services relating to the call. Access services include switched access, charges that depend on call volume, and special access, involving dedicated circuits for which long distance telephone companies pay a flat fee. We bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below. In addition, per Federal Communications Commission (“FCC”) rule, end users are charged a monthly flat-rate fee assessed on access lines.

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

Interstate Access.  We generate interstate access revenue when an interstate long distance call is originated by or terminated with a customer in our exchange to or from a customer in another state. We bill interstate access charges in the same manner as we bill intrastate access charges; however, the interstate access charge is regulated and approved by the FCC instead of the state regulatory authority.

Universal Service Fund

Texas USF.  The Texas USF supports eligible telecommunications carriers that serve high cost markets. See further discussion of Texas USF within this Item under the caption “State Regulation.”

Federal USF.  The federal USF supplements the amount of local service revenue that we receive to ensure that basic local service rates for customers in high cost rural areas are comparable to rates charged in lower cost urban and suburban areas. The federal USF, which is funded by monthly fees paid by long distance carriers and local telephone companies, distributes funds to us on a monthly basis based upon our embedded costs for providing local service. This mostly reflects the changes in the universal service support as a result of the Coalition for Affordable Local and Long Distance Service (“CALLS”) plan that moved the implicit support from access charges and made it explicit.

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

To foster long-term relationships with our subscribers, we have undertaken many initiatives to provide superior customer service. We operate three call centers located in the rural areas that we serve with customer service representatives who are knowledgeable about the local market. In addition, we have automated many of our customer service functions so our customers can receive answers to many frequently asked questions regarding their telecommunications services 24 hours a day without speaking to a customer service representative.

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

In our markets, DSL-enabled integrated access technology is being deployed to provide significant broadband capabilities to our customers. We continue to remove any network impediments so we can offer DSL service to more customers. Based on current technical limitations and the cost characteristics in certain of our rural markets, DSL is available to many, but not to all, of our customers.

Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture enables us to respond efficiently to these technological changes.

We offer facilities-based services in each of our markets. Our fully integrated telecommunications network is comprised primarily of asynchronous transport mode (“ATM”) core switches, capable of handling both voice and data, and time digital multiplex (“TDM”) digital central office switches in our four divisions of operation. We currently own or lease all of our network facilities and have not booked any revenues from swaps of indefeasible rights to use (“IRUs”).

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

Competition

We experience competition from wireless service providers in many of our markets. We also experience competition from wireline local carriers and cable companies in a limited number of our markets. In addition, future technological changes could negatively impact our competitive position. For example, as Voice over Internet Protocol (“VoIP”) emerges, some wholesale customers may be able to bypass network access charges. See further discussion at Item 1A. “Risk Factors.”

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

The following discussions outline some of the major telecommunications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

Federal Regulation

We are subject to, and must comply with, the federal Communications Act of 1934, as amended (the “Communications Act”). The Telecommunications Act of 1996, which amended the Communications Act, changed and will continue to change the regulatory and competitive landscape in which we operate. The most important of these changes removed most legal barriers to market entry into local telephone services; required that incumbent local exchange carriers interconnect with competitors and offer unbundled network elements; established procedures for the Regional Bell Operating Companies to provide long distance services within their home regions; and created greater opportunities for competitive providers to compete with other incumbent local exchange carriers.

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

Since July 1, 2000, most of our interstate access charges have been established in accordance with an order adopted in response to a proposal put forth by members of the CALLS Order. The CALLS Order reformed interstate access charge regulation for carriers subject to price caps. It implemented a system for reducing per-minute traffic sensitive rates for switched access services to specific target levels that the FCC believed more closely approximated the cost of providing those services. The CALLS Order also permitted us to recover a greater proportion of our local costs by increasing the subscriber line charge levied on end users. In June 2002, the FCC adopted an order that permitted all price cap regulated carriers, including us, to increase further the subscriber line charge. We are required annually to file tariffs for our interstate access charges with the FCC. By its terms, the CALLS Order was to expire on June 30, 2005, but the FCC ruled that the CALLS Order will remain in effect until the FCC adopts a replacement plan.

In April 2001, the FCC released a Notice of Proposed Rulemaking to determine whether to adopt a unified regime that would apply to all of these intercarrier compensation arrangements; such a regime could be a successor to the five-year transitional access charge system established by the CALLS Order. The FCC’s Notice sought comment on various possible reforms, including an alternative to the current “calling-party’s-network-pays” system known as “bill-and-keep.” Under “bill-and-keep” arrangements, each carrier would be required to recover the costs of terminating (and originating) calls from its end users. We are actively participating in discussions with other industry parties aimed at developing a consensus proposal on intercarrier compensation for this FCC proceeding and other FCC proceedings relating to the issue. In October 2004, we joined with eight other carriers, collectively known as the Intercarrier Compensation Forum (“ICF”), to file a specific reform proposal in that FCC proceeding. On March 3, 2005, the FCC issued a Notice of Proposed Rulemaking on intercarrier compensation, and the FCC has received comment on the various plans and proposals for intercarrier compensation reform that have been advanced by various industry groups and state regulators. This matter remains pending at the FCC and the outcome of the proceeding at this point is uncertain, but it could result in significant changes to the way in which we receive compensation from other carriers and our end users. At this time, we cannot estimate whether the FCC or Congress will reform the current system and, if so, whether and to what extent any changes will affect our access charge revenues, reciprocal compensation revenues or other revenues and expenses.

The FCC has also initiated a proceeding in January 2005 to examine the appropriate regulatory framework for special access services and has solicited comment broadly on the manner in which price cap carriers can provide special access services. The FCC is considering reforms to modify or eliminate pricing flexibility policies and additional reforms to the price cap rules affecting special access pricing. The outcome of the FCC’s proceedings is uncertain, but it could result in significant changes to the way in which we receive compensation from other carriers and our end users for special access services. At this time, we cannot estimate whether the FCC will reform the current special access rules and, if so, whether and to what extent any changes will affect our special access revenues or business.

Interconnection with Local Telephone Companies and Access to Other Facilities

The Telecommunications Act of 1996 imposes several requirements on all local exchange carriers with additional requirements imposed on incumbent local exchange carriers. These requirements are intended to promote competition in the local exchange market by, in part, ensuring that a carrier seeking interconnection will have access to the interconnecting carrier’s network functionalities under reasonable rates, terms and conditions. As of December 31, 2005, we had 27 comprehensive (interconnection, unbundling and resale) agreements with 18 competitive local exchange carriers, 58 interconnection only agreements with 33 local carriers and 24 resale agreements with 15 resellers. Many of these competitors have agreements in more than one of our states, and not all of these competitors currently offer competitive local services in our markets.

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

As a rural telephone company, we may rely on a statutory exemption from these additional interconnection requirements until we receive a bona fide request for interconnection and the applicable state regulator lifts the exemption. To lift the exemption, the state regulator must find that competitive entry would not impose an undue economic burden on us, is technically feasible and will not harm universal service.

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

Local Number Portability

In 2003, the FCC ruled that we and other local exchange carriers must port our telephone numbers to requesting wireless carriers, so-called wireline-to-wireless local number portability (“LNP”). Local exchange carriers operating in the country’s largest urban areas were required to make LNP capability available to wireless carriers by November 24, 2003. Rural telephone companies serving rural areas had to make LNP available to wireless carriers on May 24, 2004 or six months after a bona fide request from a wireless carrier.

The FCC still has under consideration a number of technical and cost recovery issues associated with deployment of LNP. We have received bona fide requests for LNP in some of our exchanges, and we are now LNP capable in all New Mexico, Texas and Oklahoma exchanges for which we have received bona fide requests for LNP.

On March 11, 2005, the United States Court of Appeals for the District of Columbia Circuit stayed the FCC’s wireless LNP rules as they apply to “small entities” (with less than 1,500 employees) and remanded the wireless LNP rules to the FCC with instructions to conduct a regulatory flexibility analysis. The Court’s order would stay new porting requests from wireless carriers while this matter is pending at the FCC. We qualify as a “small entity,” and we have suspended our provisioning of new porting requests to wireless carriers pursuant to the Court’s stay while the FCC considers this matter.

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

Eligibility.  Universal service funds are only available to carriers designated as eligible telecommunications carriers by state regulators or the FCC. We are an eligible telecommunication carrier in each state in which we operate. Competitive providers that have been granted eligible telephone carrier status are eligible to receive the same amount of universal service support per line as the local exchange carrier serving the same area. Under current federal rules, the payment of federal universal service funds to a competitor qualifying as an eligible telephone carrier in an area served by a local exchange carrier is not intended to reduce significantly any federal universal support payable to the local exchange carrier. Currently, six competitive carriers have received eligible telephone carrier designation in our markets in Texas, Oklahoma and New Mexico and draw support.

In late 2004, Congress passed Appropriations legislation that prevented the FCC from ‘‘modify[ing] amend[ing], or chang[ing] its rules or regulations for universal service payments to implement the ... [Joint Board recommendation] ... regarding single connection[s].” On February 25, 2005, the FCC adopted additional mandatory requirements for designation of competitive carriers as eligible to receive universal service support. These requirements will apply to all eligible telecommunications carriers on a prospective basis, including those previously certified, starting on October 1, 2006. We cannot predict at this time how the outcome of these proceedings or other legislative or regulatory changes could affect our business, revenue or profitability.

Support Mechanisms.  The high-cost program consists of a number of individual support mechanisms. The CALLS Order provided for a phase-out of implicit universal service support mechanisms (which had, in part, relied on setting rates for interstate access above cost), to be replaced with more explicit subsidy mechanisms. In particular, the CALLS Order created an interstate access support (“IAS”) fund as part of the USF. Additional support mechanisms offset high fixed switching costs in areas with fewer than 50,000 access lines, yet another high-cost loop program provides support to rural carriers where our average cost per line exceeds 115 percent of the national average cost per line. The national cap on the high-cost loop program may limit the amount of high-cost loop support we receive.

Contribution Obligation.  We are required to make contributions to the federal universal service program based on methodologies and procedures established by the FCC. Contributions to the federal USF are based on end-user revenues from interstate and international services. In accordance with FCC rules, we recover our contributions from our customers through a surcharge on interstate and international revenues. The surcharge is adjusted each quarter. The FCC has an open proceeding dating back to December 2002 addressing comprehensive reform of the universal service contribution methodology, including transitioning from the current revenue-based mechanism to a connection-based or number-based methodology. We cannot predict the outcome of this proceeding or its effect on us.

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

In its September 23, 2005 Order, the FCC adopted a comprehensive regulatory framework for facilities-based providers of wireline broadband Internet access service. The FCC determined that facilities-based wireline broadband Internet access service is an information service. This decision places the federal regulatory treatment of DSL service in parity with the federal regulatory treatment of cable modem service. Facilities-based wireline carriers are permitted to offer broadband Internet access transmission arrangements for wireline broadband Internet access services on a common carrier basis or a non-common carrier basis, but they must continue to provide existing wireline broadband Internet access transmission offerings, on a grandfathered basis, to unaffiliated ISPs for a one-year transition period. Wireline broadband Internet access providers must maintain their current universal service contribution levels attributable to the provision of wireline broadband Internet access service for a period of 270 days from the date of the FCC Order. If the FCC is unable to complete new contribution rules within the 270-day period, the FCC will take whatever action is necessary to preserve existing funding levels, including extending the 270-day period discussed above or expanding the contribution base.

The emerging technology application known as VoIP can be used to carry voice communications services over a broadband Internet connection. The FCC has ruled that some VoIP arrangements are not subject to regulation as telephone services. In 2004, the FCC ruled that certain VoIP services are jurisdictionally interstate, and it preempted the ability of the states to regulate some VoIP applications or providers. A number of state regulators have filed judicial challenges to that preemption decision. The FCC has pending a proceeding that will address the applicability of various regulatory requirements to VoIP providers, including the payment of access charges and the support of programs such as Universal Service and E-911. Expanded use of VoIP technology could reduce the access revenues received by local exchange carriers like us. We cannot predict whether or when VoIP providers may be required to pay or be entitled to receive access charges or USF support, the extent to which users will substitute VoIP calls for traditional wireline communications or the impact of the growth of VoIP on our revenues.

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

Intrastate Rate Regulation.  State regulators in the states in which we operate regulate the prices we charge for intrastate services, including our prices for local, intrastate long distance and intrastate access services paid by providers of intrastate long distance services. In Texas, most of our intrastate operations are subject to price caps. In September 2005, the Texas Legislature adopted significant telecommunications legislation. This legislation created, among other provisions, a statewide video franchise for telecommunications carriers, established a framework for deregulation of the retail telecommunications services offered by incumbent local telecommunications carriers, created requirements for incumbent local telecommunications carriers to reduce intrastate access charges upon the deregulation of markets and directed the Texas Public Utility Commission (“TPUC”) to initiate a study of the Texas Universal Service Fund. We expect to participate in numerous TPUC proceedings in the coming months related to this new legislation, and we expect that the Texas Legislature may further address issues of importance to rural telecommunications carriers in Texas, including the Texas Universal Service Fund, in the 2007 Legislative session.

Our subsidiaries in New Mexico will operate under an alternative regulation plan until March 31, 2006. We do not expect to have to renegotiate and renew our current alternative regulation plan because legislation enacted in 2004 mandates that the New Mexico Public Regulation Commission adopt rules tailored to the size and market demographics of local exchange carriers like our company that have between 50,000 and 375,000 access lines in New Mexico. After April 1, 2006, the New Mexico Public Regulation Commission will regulate us pursuant to rules that will govern our retail prices and service quality. These rules, adopted in January 2006, will allow us pricing freedom on retail services. The rules also mandate the streamlining of rules governing the introduction and withdrawal of tariffs and the packaging and bundling of services. We also recently played an instrumental role in the development and passage of access reform legislation. The New Mexico Public Regulation Commission adopted rules on November 1, 2005 to implement the access reform legislation, and later in December 2005, adopted several modifications to those rules. The rules generally require: 1) the reduction of access rates to interstate levels according to prescribed criteria; 2) the increase of business and residence basic local services prices to prescribed benchmark prices; and 3) creation of a state USF to ensure revenue neutrality after taking into account revenues from the retail price increases.

In Oklahoma, legislation was enacted in May 2004 that regulates us as a rural telephone company, thereby allowing us significant pricing freedom for our basic services and reducing our costs of regulation. On January 25, 2006, we filed a letter with the Arkansas Public Service Commission in which we elected to be regulated pursuant to the Telecommunications Regulatory Reform Act of 1997. In accordance with the provisions of the Act, on the effective date of our election our tariffed rates were deemed just and reasonable. Any increase in basic local service rates cannot exceed $2.00 per year, but we have pricing freedom over discretionary services. The Act also provides that mergers, acquisitions, and asset purchases and sales involving an electing company are not subject to Public Service Commission approval.

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

The rules governing the Texas USF provide for a review of the Texas USF every three years starting in 1999. In September 2002, the TPUC undertook its first review. Interested parties provided the TPUC with comments on whether there should be changes made to the Texas USF. In September 2003, the TPUC recommended no changes be made to the Texas USF at that time. In September 2005, the Texas Legislature adopted significant telecommunications legislation. Part of that legislation directed the TPUC to initiate a study of the Texas USF and to make a report to the Texas Legislature. The TPUC has underway a proceeding to obtain information necessary to make its report to the Legislature prior to the start of the 2007 legislative session. In addition, the 2005 legislation precludes the TPUC from undertaking any proceeding to reduce Texas USF support until after September 1, 2007. We do not expect that the action taken by the Texas Legislature during the 2005 session or the pending TPUC proceeding will change materially the Texas USF support we receive under the current regulatory structure. However, such changes may be possible in the future if legislation adopted in 2007 changes the future structure of the Texas USF or if the TPUC initiates a proceeding on or after September 1, 2007 that addresses the methodology or funding levels for our Texas USF support. If such changes occur in the future, those changes may be adverse to our revenues.

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

Employees

As of December 31, 2005, our work force consisted of 1,232 full time employees and 56 part time employees. Approximately 832 of our employees are subject to collective bargaining agreements with the Communications Workers of America (“CWA”). Most of our union employees work in our call centers and in technical positions related to the operation of our network and provision of service to our customers. On May 2, 2005, the CWA informed us that the union membership ratified the three-year, tentative collective bargaining agreement reached between us and the CWA on April 5, 2005. The new agreement will cover the period March 1, 2005 through February 28, 2008. Our labor agreement with the CWA relating to employees of our Kerrville operations was renegotiated in February 2006 and, when ratified, will expire March 1, 2008. There is no material impact to our results of operations or liquidity as a result of the new agreement.

Available Information

We maintain a website on the Internet with the address of www.valortelecom.com (this and any other reference to valortelecom.com in this annual report on Form 10-K is solely a reference to a uniform resource locator (“URL”), only and is not intended to incorporate the website into this annual report on Form 10-K). Copies of our Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K, and any amendments thereto, are or will be available free of charge as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”) at such website. The general public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Forward-Looking Statements

As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this Annual Report on Form 10-K relating to matters that are not historical facts, including, but not limited to, statements found in this Item 1 — “Business,” Item 1A — “Risk Factors,” Item 3 — “Legal Proceedings,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 7A — “Quantitative and Qualitative Disclosures About Market Risk,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this Annual Report and those described from time to time in materials filed with our other filings with the SEC.

While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:

•	our high degree of leverage and significant debt service obligations;

•	our ability to refinance our existing indebtedness on terms acceptable to us, or at all;

•	any adverse changes in law or government regulation, including possible changes to cash funding requirements for our defined benefit pension plan;

•	the risk that we may not be able to retain existing customers or obtain new customers;

•	the risk of technological innovations outpacing our ability to adapt or replace our equipment to offer comparable services;

•	the possibility of labor disruptions;

•	the risk of increased competition in the markets we serve;

•	the impact of pricing decisions;

•	the risk of weaker economic conditions within the United States;

•	uncertainties associated with new product development;

•	environmental matters;

•	potential outcome of income tax audits;

•	possible future litigation or regulatory proceedings;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States;

•	changes in laws or regulations governing telecommunications providers or the provision of telecommunications services; and

•	other risks and uncertainties.

Should one or more of these risks materialize (or the consequences of such a development worsen) or should the underlying assumptions prove incorrect, actual results could differ materially from those forecasted or expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

Executive Officers of the Registrant

The following table sets forth information with respect to our executive officers.

Name	Age	Position

John J. Mueller	49	Chief Executive Officer and President, Director
Jerry E. Vaughn	61	Senior Vice President — Chief Financial Officer
William M. Ojile, Jr.	45	Senior Vice President — Chief Legal Officer and Secretary
W. Grant Raney	45	Senior Vice President — Chief Operating Officer
Cynthia B. Nash	41	Senior Vice President — Chief Information Officer

John J. Mueller has served as our Chief Executive Officer and President since April 2004 and was previously our President and Chief Operating Officer since November 2002. Mr. Mueller was appointed to our board of directors following the consummation of our Offering. Mr. Mueller joined us in April 2002 as Executive Vice President and Chief Operating Officer. Prior to joining our company, Mr. Mueller spent 23 years at Cincinnati Bell Inc. including serving as General Manager — Consumer Markets from February

1999 to May 1999, President — Business Units from May 1999 to November 1999 and President of the Cincinnati Bell Telephone Company from November 1999 to October 2001.

Jerry E. Vaughn has served as Senior Vice President — Chief Financial Officer since October 2005. Most recently, from June 1999 until August 2005, Mr. Vaughn was Chief Financial Officer for Louisiana-based U.S. Unwired, Inc. where he led the company’s finance and accounting activities. Mr. Vaughn has more than 25 years of diversified financial management experience.

William M. Ojile, Jr. has served as our Senior Vice President, Chief Legal Officer and Secretary since November 2000. Before joining our company, Mr. Ojile worked at US WEST, Inc. for approximately 12 years, serving as Regional Executive Director — Public Policy from January 1998 to July 2000 and, after the merger between US WEST and Qwest Communications International in July 2000, as Corporate Counsel for Qwest Communications International from July 2000 to November 2000.

W. Grant Raney has served as our Chief Operating Officer since September 2005 and Senior Vice President — Operations, Sales and Marketing since August 2004. Prior to then, Mr. Raney had served as our Senior Vice President — Operations and Engineering since January 2001. In February 2000, Mr. Raney joined our company as Vice President — Operations. Prior to joining our company, from March 1999 to February 2000, Mr. Raney was Division Vice President at Spectra Communications Group, a partnership of CenturyTel, Inc. Starting in March 1979 at CenturyTel, Mr. Raney has 26 years of experience in the telecommunications industry in a variety of roles of increasing responsibility.

Cynthia B. Nash has served as our Senior Vice President and Chief Information Officer since January 2004. In April 2002, Ms. Nash joined our company as our Vice President and Chief Technology Officer. Before joining our company, Ms. Nash held various positions of increasing responsibility with CenturyTel, Inc., including Vice President of Information Technology from January 2001 to April 2002, Director of the Program Management Office and Customer Care from September 2000 to January 2001, Director of Applications Development from December 1999 to September 2000 and Director of Telco Applications from September 1997 to December 1999. Ms. Nash has over 17 years of experience in the telecommunications industry.

Item 1A.	Risk Factors.

Risks Relating to Our Business

We provide services to our customers over access lines and if we lose access lines our revenues, earnings and cash flow from operations may decrease.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line losses since 2002, and during the year ended December 31, 2005, the number of access lines we serve declined by 4.0% due to the competitive landscape and changes in customer preferences for communications services in the markets we serve. We may continue to experience net access line losses in our markets for an unforeseen period of time.

A significant portion of our access line losses have come from markets where we experience cable telephony competition. We have defined active cable telephony markets as those markets where we have processed request(s) by the cable competitor to port customer telephone numbers to the cable provider. “Porting” is an industry term used to describe the process that allows a customer to retain its existing phone number when switching its telephone service to a competitor. Beginning in November 2004 in Broken Arrow, Oklahoma, the incumbent local cable television operator, began offering cable telephony. For the year ended December 31, 2005, approximately 12% of our access lines were in active cable telephony markets, consisting essentially of the lines we serve in Broken Arrow, Oklahoma and bordering communities, along with three of our West Texas markets. Our active cable telephony markets contributed more than 65% of our 2005 access line losses. In non-active cable telephony markets, representing approximately 88% of our access lines, our 2005 line losses are approximately 1.5%.

In addition, we experience access line losses due to wireless substitution and competition from subsidiaries of rural local telephony companies that have extended their facilities into some of our adjacent rural markets. Future technological changes could also negatively impact our competitive position. For example, as VoIP develops, some wholesale customers may be able to bypass network access charges. Our inability to retain access lines could adversely affect our revenues, earnings and cash flow from operations.

Rapid and significant changes in technology in the telecommunications industry could adversely affect our ability to compete effectively in the markets in which we operate.

The rapid introduction and development of enhanced or alternative services that are more cost effective, more efficient or more technologically advanced than the services we offer is a significant source of potential competition in the telecommunications industry. Technological developments may reduce the competitiveness of our networks, make our service offerings less attractive or require expensive and time-consuming capital improvements. If we fail to adapt successfully to technological changes or fail to obtain timely access to important new technologies, we could lose customers and have difficulty attracting new customers or selling new services to our existing customers.

We cannot predict the impact of technological changes on our competitive position, profitability or industry. Wireless and cable technologies that have emerged in recent years provide certain advantages over traditional wireline voice and data services which we provide. The mobility afforded by wireless voice services and its competitive pricing appeal to many customers. The ability of cable television providers to offer voice, video and data services as an integrated package provides an attractive alternative to traditional voice services from local exchange carriers. In addition, as the emerging VoIP services develop, some customers may be able to bypass network access charges. Increased penetration rates for these technologies in our markets could cause our revenues to decline.

The competitive nature of the telecommunications industry could adversely affect our revenues, results of operations and profitability.

The telecommunications industry is very competitive. Increased competition could lead to price reductions, declining sales volumes, loss of market share, higher marketing costs and reduced operating margins. Significant and potentially larger competitors could enter our markets at any time. For example, wireless providers currently compete in most of our rural markets. We expect this competition to continue, and likely become more intense, in the future. We also compete, or may in the future compete, with companies that provide other close substitutes for the traditional telephone services we provide, like cable television, VoIP, high-speed fiber optic networks or satellite telecommunications services and with companies that might provide traditional telephone services over nontraditional network infrastructures, like electric utilities.

Weak economic conditions may decrease demand for our services.

We are sensitive to economic conditions and downturns in the economy. Downturns in the economies in the markets we serve could cause our existing customers to reduce their purchases of our basic and enhanced services and make it difficult for us to obtain new customers.

We depend on a few key vendors and suppliers to conduct our business and any disruption in our relationship with any one or more of them could adversely affect our results of operations.

We rely on vendors and suppliers to support many of our administrative functions and to enable us to provide long distance services. For example, we currently outsource much of our operational support services to Alltel, including our billing and customer care systems. Transitioning these support services to another provider could take a significant period of time and involve substantial costs. In addition, we have a resale agreement with Sprint to provide our long distance transmission services. Replacing this resale agreement could be difficult as there are a limited number of national long distance providers. Any disruptions in our relationship with these third party providers could have an adverse effect on our business and operations.

Disruption in our networks and infrastructure may cause us to lose customers and incur additional expenses.

To be successful, we will need to continue to provide our customers with reliable service over our networks. Some of the risks to our networks and infrastructure include: physical damage to access lines, breaches of security, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism.

From time to time in the ordinary course of our business, we experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third party service providers. We cannot assure you that we will not experience more significant disruptions in the future. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, and thereby adversely affect our business, revenue and cash flow.

Recent difficulties in the telecommunications industry could negatively impact our revenues and results of operations.

We originate and terminate long distance phone calls on our networks for other interexchange carriers, some of which are our largest customers in terms of revenues. In the years ended December 31, 2003, 2004 and 2005, we generated 17.5%, 16.3% and 15.7%, respectively, of our total revenues from originating and terminating phone calls for interexchange carriers. Bankruptcies or disruptions in the businesses of these interexchange carriers could have an adverse effect on our financial results and cash flows.

Regulatory Risks

We receive revenues from the Texas and federal Universal Service Funds and any adverse regulatory developments with respect to these funds could curtail our profitability.

We receive Texas and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted 24.1%, 23.7% and 22.8% of our revenues for the years ended December 31, 2003, 2004 and 2005, respectively. Of these support payments, in the years ended December 31, 2003, 2004 and 2005, 20.7%, 20.1% and 19.8%, respectively, of our revenues were received from the Texas USF. In addition, we are required to make contributions to the Texas USF and federal USF each year. Current state and federal regulations allow us to recover these costs by including a surcharge on our customers’ bills. Furthermore, we incur no incremental costs associated with the support payments we receive or the contributions we are required to make. Thus, if Texas and/or federal regulations changed and we were unable to receive support, such support was reduced, or we are unable to recover the amounts we contribute to the Texas USF and federal USF from our customers, our earnings and cash flow from operations would be directly and adversely affected.

The rules governing USF could be altered or amended as a result of regulatory, legislative or judicial action and impact the amount of USF support that we receive and our ability to recover our USF contributions by assessing surcharges on our customers’ bills. For example, in September 2005, the Texas Legislature adopted significant telecommunications legislation. Part of that legislation directed the TPUC to initiate a study of the Texas Universal Service Fund and to make a report to the Legislature. As a result, either the Texas Legislature or the TPUC could make future changes to the Texas USF that may impact our support from the Texas USF. Similarly, in June 2004, the FCC asked the Federal-State Joint Board on Universal Service to review the federal rules relating to universal service support mechanisms for rural carriers, including addressing the relevant costs and the definition of “rural telephone company.” It is not possible to predict at this time whether state or federal regulators, Congress or state legislatures will order modification to those rules or statutes, or the ultimate impact any such modification might have on us.

In addition, the Texas USF rules provide that the TPUC must open an investigation within 90 days after any changes are made to the federal USF. Therefore, changes to the federal USF may prompt similar or conforming changes to the Texas USF. The outcome of any of these legislative or regulatory changes could affect the amount of Texas USF support that we receive, and could have an adverse effect on our business, revenue or profitability.

Reductions in the amount of network access revenue that we receive could negatively impact our results of operations.

In the years ended December 31, 2003, 2004 and 2005, we derived $132.0 million, $126.8 million and $120.7 million, respectively, of our revenues from network access charges. Our network access revenue consists of (i) usage sensitive fees we charge to long distance companies for access to our network in connection with the completion of interstate and intrastate long distance calls, (ii) fees charged for use of dedicated circuits and (iii) end user fees, which are monthly flat-rate charges assessed on access lines. Federal and state regulatory commissions set these access charges, and they could change the amount of the charges or the manner in which they are charged at any time. The FCC is currently examining proposals to revise interstate access charges and other intercarrier compensation. The outcome of this proceeding is uncertain and could result in significant changes to the way in which we receive compensation from our customers. Also, as people in our markets decide to use Internet, wireless or cable television providers for their local or long distance calling needs, rather than using our wireline network, the reduction in the number of access lines or minutes of use over our network could reduce the amount of access revenue we collect. As penetration rates for these technologies increase in rural markets, our revenues could decline. In addition, if our customers take advantage of favorable calling plans offered by wireless carriers for their long distance calling needs, it could reduce the number of long distance calls made over our network, thereby decreasing our access revenue. Furthermore, the emerging technology application known as VoIP can be used to carry voice communications services over a broadband Internet connection. The FCC has ruled that some VoIP arrangements are not subject to regulation as telephone services. The FCC has ruled that certain VoIP services are jurisdictionally interstate, and preempted the ability of the states to regulate such VoIP applications or providers. The FCC has pending a proceeding that will address the applicability of various regulatory requirements to VoIP providers, however, we cannot assure you that this proceeding will result in VoIP providers having to pay access charges. Expanded use of VoIP technology could reduce the access revenues received by local exchange carriers like us. We cannot predict whether or when VoIP may be required to pay or be entitled to receive access charges or USF support, or the extent to which users will substitute VoIP calls for traditional wireline communications or the effect of the growth of VoIP on our revenues.

The introduction of new competitors or the better positioning of existing competitors due to regulatory changes could cause us to lose customers and impede our ability to attract new customers.

Changes in regulations that open our markets to more competitors offering substitute services could impact our profitability because of increases in the costs of attracting and retaining customers and decreases in revenues due to lost customers and the need to offer competitive prices. We face competition from current and potential market entrants, including:

•	domestic and international long distance providers seeking to enter, reenter or expand entry into the local telecommunications market;

•	other domestic and international competitive telecommunications providers, wireless carriers, resellers, cable television companies and electric utilities; and

•	providers of broadband and Internet services.

Regulatory requirements designed to facilitate the introduction of competition, the applicability of different regulatory requirements between our competitors and us, or decisions by legislators or regulators to exempt certain providers or technologies from the same level of regulation that we face, could adversely impact our market position and our ability to offer competitive alternatives.

In November 2003, the FCC ordered us and other local exchange carriers to adopt wireline-to-wireless local number portability. This may help wireless carriers compete against us because if customers switch from traditional local telephone service to wireless service, they can now transfer their local telephone number to their wireless provider. On remand from the United States Court of Appeals for the District of Columbia Circuit, the FCC is examining the impact of the rules on “small entities,” which by definition includes Valor. Pending completion of this review, the court stayed the impact of the wireline-to-wireless porting rules on small entities. In addition, federal and state regulators and courts are addressing many aspects of our obligations to provide unbundled network elements and discounted wholesale rates to competitors.

New regulations and changes in existing regulations may force us to incur significant expenses.

Our business may also be impacted by legislation and regulation that impose new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts or addressing other issues that impact our business. For example, existing provisions of CALEA and FCC regulations implementing CALEA require telecommunications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. On August 4, 2004, in response to a joint petition filed by the Department of Justice, Federal Bureau of Investigation, and the Drug Enforcement Administration, the FCC launched a Notice of Proposed Rulemaking proposing a thorough examination of the appropriate legal and policy framework of CALEA. In this proceeding, the FCC will examine issues relating to the scope of CALEA’s applicability to services such as broadband Internet access, as well as implementation and enforcement issues. We cannot predict the eventual outcome of this proceeding or what compliance with any rules adopted by the FCC may cost. Similarly, we cannot predict whether or when federal or state legislators or regulators might impose new security, environmental or other obligations on our business.

A reduction by a state regulatory body or the FCC of the rates we charge our customers would reduce our revenues, earnings and cash flow from operations.

The prices, terms and conditions of the services that we offer to local telephone customers are subject to state regulatory approval. If a state regulatory body orders us to reduce a price, withdraws their approval allowing us to charge a certain price, changes material terms or conditions of a service we offer or refuses to approve or limits our ability to offer a new or existing service, our revenues, earnings and cash flow from operations may be reduced.

FCC regulations also affect the rates that are charged to customers. The FCC regulates tariffs for interstate access and subscriber line charges, both of which are components of our revenues. The FCC currently is considering proposals to reduce interstate access charges for carriers like us. If the FCC lowers interstate access charges without adopting an adequate revenue replacement mechanism, we may be required to recover more revenue through subscriber line charges and Universal Service Funds or forego this revenue altogether. This could reduce our revenue or impair our competitive position.

Our business is subject to extensive regulation that could change in a manner adverse to us.

We operate in a heavily regulated industry, and most of our revenues come from providing services regulated by the FCC and the state public utility commissions. Federal and state communications laws may be amended in the future, and other laws may affect our business. The FCC and the state public utility commissions may add new rules, amend their rules or change the interpretation of their rules at any time. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed at any time. We cannot predict future developments or changes to the regulatory environment, or the impact such developments or changes would have on us.

Risks Relating to Our Common Stock and Senior Debt

Our dividend policy may limit our ability to pursue growth opportunities.

Upon the completion of our Offering in February 2005, our board of directors adopted a dividend policy that reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders. As a result, we may not retain a sufficient amount of cash to finance growth opportunities. In addition, because a significant portion of cash available to pay dividends is distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, including through acquisitions, increased capital spending or other increases of our expenditures, depends more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us on terms acceptable to us or at all.

You may not receive any dividends.

We are not obligated to pay dividends. Dividend payments are not guaranteed and are within the absolute discretion of our board of directors. Future dividends with respect to shares of our common stock, if any, will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions in our loan agreements, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, we have reported a loss from continuing operations in the past.

We might not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts or at all. Our board of directors may decide not to pay dividends at any time and for any reason. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures), new growth opportunities or other factors. If our cash flows from operations for future periods were to fall below our minimum expectations, we would need either to reduce or eliminate dividends or, to the extent permitted under the terms of our senior credit facility, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively affect our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business. Our board of directors is free to depart from or change our dividend policy at any time and could do so, for example, if it were to determine that we had insufficient cash to take advantage of growth opportunities. In addition, our senior credit facility contains, and any agreement we enter into in the future to refinance this indebtedness may contain, limitations on our ability to pay dividends.

Our substantial indebtedness could restrict our ability to pay dividends and impact our financing options and liquidity position.

As of December 31, 2005, we had approximately $1,180.6 million of total debt outstanding. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our common stock, including:

•	it may be more difficult to pay dividends on our common stock;

•	our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions may be limited;

•	a significant portion of our cash flow from operations is likely to be dedicated to the payment of interest on our indebtedness, thereby reducing funds available for other corporate purposes;

•	our substantial indebtedness may make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures; and

•	all principal amounts owed under our existing indebtedness are due in full at maturity. Our debt service in the meantime consists of interest payments. It is highly likely that we will be required to refinance our existing debt obligations at maturity. We may be unable to do so on terms acceptable to us, or at all.

We are subject to restrictive debt covenants that impose operating and financial restrictions on our operations and could limit our ability to grow our business.

Covenants in our senior credit facility impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

•	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

•	the payment of dividends on, and the repurchase of, capital stock;

•	a number of other restricted payments, including investments and acquisitions;

•	specified sales of assets;

•	specified transactions with affiliates;

•	the creation of a number of liens;

•	consolidations, mergers and transfers of all or substantially all of our assets; and

•	our ability to change the nature of our business.

These restrictions could limit our ability to obtain future financing, make acquisitions, withstand downturns in our business or take advantage of business opportunities. Furthermore, our senior credit facility requires us to maintain specified total leverage and interest coverage ratios and to satisfy specified financial condition tests, and under certain circumstances requires us to make quarterly mandatory prepayments with a portion of our available cash.

If we fail to comply with the restrictive covenants in our senior credit facility, our senior lenders may accelerate the payment of indebtedness outstanding under our senior credit facility.

The terms of our senior credit facility include several restrictive covenants that prohibit us from prepaying our other indebtedness while indebtedness under the facility is outstanding. Our senior credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

A breach of any of these covenants, ratios or tests could result in a default under our senior credit facility. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under our senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay or refinance those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full this indebtedness.

We are a holding company with no operations, and unless we receive dividends and other payments or distributions, advances and transfers of funds from our subsidiaries, we will be unable to meet our debt service and other obligations.

We are a holding company and we conduct all of our operations through our subsidiaries. We currently have no significant assets other than equity interests in our subsidiaries. As a result, we will rely on dividends and other payments or distributions from our subsidiaries to meet our debt service obligations and enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends), agreements of those subsidiaries, the terms of our senior credit facility (under which the equity interests of our subsidiaries will be pledged), and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Our interest expense may increase significantly and could cause our results of operations and distributable cash to decline significantly.

Our senior credit facility is subject to periodic renewal or must otherwise be refinanced. We may not be able to renew or refinance the credit facility, or if renewed or refinanced, the renewal or refinancing may occur on less favorable terms, including higher interest rates. Borrowings under the facility are made at a floating rate of interest. In the event of an increase in the base reference interest rates, our interest expense will increase and could have a material adverse effect on our ability to make cash dividend payments to our stockholders. Our ability to continue to expand our business will, to a large extent, be dependent upon our ability to borrow funds under our senior credit facility and to obtain other third party financing, including through the sale of common stock or other securities. We cannot assure you that such financing will be available to us on favorable terms or at all.

Limitations on use of our net operating losses may negatively affect our ability to pay dividends to you.

Because certain of our subsidiaries may have had an “ownership change” for purposes of Section 382 of the Internal Revenue Code as a result of our reorganization that occurred immediately prior to the consummation of our Offering, the use of our current net operating losses to offset our taxable income for taxable periods (or portions thereof) beginning after the ownership change will be limited pursuant to Section 382 of the Internal Revenue Code. In addition, we may have another “ownership change” for purposes of Section 382 of the Internal Revenue Code subsequent to the Offering if, under certain circumstances, our existing equity holders were to sell within a three-year period all (or most) of our common stock that they received in our reorganization. If we do experience another ownership change, we may be further limited, pursuant to Section 382 of the Internal Revenue Code, in using our then-current net operating losses to offset taxable income for taxable periods (or portions thereof) beginning after the second ownership change. Consequently, in the future we may be required to pay increased cash income taxes because of the Section 382 limitations on our ability to use our net operating losses. Increased cash taxes would reduce our after-tax cash flow available for payment of dividends on our common stock.

Risks Related to Our Pending Merger with Alltel’s Wireline Business

As a result of our pending merger with Alltel’s wireline business, certain agreements or events could have a significant impact on our stock price, operations and liquidity. We refer to the company that will be created as a result of the merger with Alltel’s wireline business as Newco in the following discussion of risks related to the pending merger.

Failure to complete the merger could adversely impact the market price of Valor’s common stock.

If the merger is not completed for any reason, the price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the spin-off and the merger will be completed and the related benefits will be realized.

After the close of the transaction, sales of Newco common stock may negatively affect its market price.

The market price of Newco common stock could decline as a result of sales of a large number of shares of Newco common stock in the market after the completion of the merger or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for Newco to obtain additional capital by selling equity securities in the future at a time and at a price that Newco deems appropriate.

The merger agreement will create a new management team and new Board of Directors.

If the merger is completed, the composition of Newco’s senior management team and board of directors will be determined almost exclusively by Alltel upon completion of the merger in accordance with the terms of the merger agreement. Most of our present management and board of directors, except for the one appointment we will make to the board of directors of Newco, will not have significant input on the strategic and operating decisions of the surviving company upon completion of the merger.

Present Valor shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management.

After the merger’s completion, Valor stockholders will own a significantly smaller percentage of Newco than they currently own of Valor. Following completion of the merger, Valor’s stockholders will own approximately 15% of Newco on a diluted basis. Consequently, Valor stockholders, as a group, will be able to exercise less influence over the management and policies of Newco than they currently exercise over the management and policies of Valor.

The merger agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the merger.

The merger agreement generally prohibits us from soliciting any acquisition proposal. In addition, if the merger agreement is terminated by Valor or Alltel in circumstances that obligate us to pay a termination fee and to reimburse transaction expenses to Alltel, our financial condition may be adversely affected as a result of the payment of the termination fee and transaction expenses, which might deter third parties from proposing alternative business combination proposals.

We may also be subject to additional risks if the merger is not completed.

We expect to incur substantial costs related to the merger, such as legal, accounting, filing, financial advisory and financial printing fees, which must be paid regardless of whether the merger is completed.

Depending on the reasons for termination of the merger agreement, Valor is required to pay Alltel a termination fee of $35 million plus costs incurred by Alltel and Alltel’s wireline business in connection with the transaction.

We may experience potential disruption to our businesses and distraction of our workforce and management team, including our ability to retain and motivate qualified personnel, including executive officers and other key management personnel. A significant number of employees at our corporate headquarters in Irving may be displaced as a result of the merger when headquarters for Newco becomes located in Central Arkansas, and thus those affected employees may choose to end their employment with us sooner. The loss of key management personnel or other key employees or our inability to attract such personnel may adversely affect our ability to manage our overall operations, particularly if the loss of personnel was to occur and the merger is not completed.

Newco may not realize the anticipated benefits from the merger.

The success of the merger will depend, in part, on the ability of Newco to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of Valor with those of Alltel’s wireline business. The companies’ success in realizing these synergies, cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of Alltel’s wireline business and Valor’s operations. Even if the companies are able to integrate their business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings and growth opportunities that Newco currently expects from this integration or that these benefits will be achieved within the anticipated time frame. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, the benefits from the merger may be offset by costs incurred in integrating the companies and regulatory authorities may impose adverse conditions on the combined business in connection with granting approval for the merger.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Irving, Texas. We lease over 60,000 square feet of office space for our headquarters in Irving pursuant to a lease that will expire in August 2010. In addition, we lease an aggregate of over 100,000 square feet with respect to three call centers in New Mexico and Texas and retail phone stores located in Texas, New Mexico and Oklahoma pursuant to leases that expire at various times between 2006 and 2010. We own all of the other properties that are material to our business. Our other properties include maintenance facilities, rolling stock, central office and remote switching platforms and transport and distribution network facilities in the states in which we operate our business. Our administrative and maintenance facilities are generally located in or near the rural communities we serve and our central offices are often within the administrative building and outlying customer service centers. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Mobile generators are located near our central offices in the event of a major power outage that continues for a long period of time. Transport and distribution network facilities include fiber optic backbone, copper wire distribution facilities and some digital loop carriers (“DLC”) which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the incumbent long distance carrier. These facilities are located on land pursuant to permits, easements, rights of way or other agreements.

Item 3.	Legal Proceedings.

On July 13, 2005, four former employees served us with a Demand for Arbitration, claiming that we had breached the terms of the former employees’ VTS stock option agreements in our valuation of those options in the reorganization that preceded the Offering. In this action, the former employees seek to exercise their VTS options to receive, on a one-for-one basis, shares of Valor common stock or, alternatively, the cash value of the Valor common stock they would have received had such exercise been permitted. The American Arbitration Association established arbitration to be held in April 2006. We believe that we have meritorious defenses and we intend to continue to vigorously defend this matter. Even though litigation is inherently uncertain and it is possible that an adverse decision could be rendered, we anticipate resolution of this matter will not have a material effect on our consolidated financial statements.

We are involved, from time to time, in various other claims, legal actions and regulatory proceedings arising in the ordinary course of our business. Currently no material litigation is pending or, to our knowledge, threatened against us that will have a material adverse effect, either individually or in the aggregate, on our consolidated financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On February 9, 2005, we completed our Offering, registering 29,375,000 shares of common stock at an offering price of $15 per share. The proceeds from the Offering of $411.3 million, net of underwriting discounts and other expenses, were used to repay existing indebtedness and related transaction costs. In connection with the Offering, certain of our stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the offering price less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full. We received no proceeds from the over-allotment exercise.

Immediately prior to and in connection with the Offering, we consummated a reorganization pursuant to which our existing equity holders contributed all their ownership interests in VTC and VTS to Valor in exchange for 39,537,574 shares of common stock in the aggregate, in a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”). In addition, in connection with our reorganization, we issued restricted shares of our common stock pursuant to Rule 701 promulgated under the Act. Following the reorganization, Valor exists as a holding company with no direct operations and each of VTC, VTS and VTS II is either a direct or an indirect wholly-owned subsidiary of Valor. Valor’s principal assets consist of the direct and indirect equity interests of its subsidiaries, all of which are pledged to the creditors under our new credit facility.

Beginning on February 9, 2005, our common stock was listed and traded on the New York Stock Exchange (symbol: VCG). Prior to February 9, 2005, there was no established public trading market. As of February 1, 2006, there were approximately 127 holders of record of our common stock. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. On February 1, 2006 the closing price per share of our common stock was $11.70.

The following table sets forth the high and low closing sales prices per share of common stock since our Offering according to the New York Stock Exchange, and dividends declared per share during such periods:

Year Ended December 31, 2005			Dividends
Quarter Ended:	High	Low	Declared

March 31(1)	$16.00	$14.47	$0.18	(2)
June 30	14.67	12.84	0.36
September 30	14.19	13.53	0.36
December 31	13.62	11.40	0.36

(1)	Represents the period from our Offering, February 9, 2005 through March 31, 2005.

(2)	Represents a partial, prorated dividend for the first quarter of 2005.

We intend to continue to pay quarterly dividends at an annual rate of $1.44 per share for the year through the date when the merger with Alltel’s wireline business is consummated. Thereafter, as provided in the merger agreement, the initial dividend policy, subject to applicable law, of the combined business will be to pay quarterly dividends at an annual rate of $1.00 per share, at the discretion of the newly appointed board of directors and subject to covenant restrictions under the new company’s then existing indebtedness. The declaration and payment of future dividends and the amount thereof, if any, will be dependent upon our results of operations, financial condition, cash requirements for our business, contractual requirements, restrictions and other factors deemed relevant by the board of directors and the pending merger with Alltel’s wireline business. Furthermore, covenants in our amended credit facility impose restrictions as to our ability to pay dividends. See further discussion within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 6.	Selected Financial Data.

Valor is a holding company and has no direct operations. Valor was formed for the sole purpose of reorganizing our corporate structure and consummating the Offering in February 2005. Valor’s principal assets are the direct and indirect equity interests of its subsidiaries. As a result, we have not provided separate historical financial results for Valor and present only the historical consolidated financial results of Valor Telecommunications, LLC.

We derived the selected financial data presented below at December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 from our consolidated financial statements included elsewhere herein. We derived the selected financial data presented below for the years ended December 31, 2001 and 2002 and at December 31, 2001, 2002 and 2003 from our audited consolidated financial statements not included herein. The information in the following table should be read together with our audited consolidated financial statements and the related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” as included elsewhere in this annual report.

	Year Ended December 31,
	2001	2002(1)	2003	2004	2005

Statement of operations data:
Operating revenues	$424,916	$479,883	$497,334	$507,310	$505,894
Operating expenses	321,618	320,632	315,061	330,189	338,850
Operating income	103,298	159,251	182,273	177,121	167,044
Income (loss) from continuing operations	(44,912)	19,763	58,125	(27,755)	35,347
Earnings (loss) per owner’s unit and per share:
Basis and diluted (loss) income from continuing operations
Class A and B common interests	$(0.58)	$0.22	$0.73	$(0.09)	$0.09
Class C interests	—	0.09	0.15	(0.46)	0.01
Common share — basic(2)	—	—	—	—	0.42
Common share — diluted(2)	—	—	—	—	0.41
Basic and diluted net (loss) income
Class A and B common interests	$(0.77)	$0.17	$0.73	$(0.09)	$0.09
Class C interests	—	0.09	0.15	(0.46)	0.01
Common share — basic(2)	—	—	—	—	0.42
Common share — diluted(2)	—	—	—	—	0.41
Cash dividends declared(2):	$—	$—	$—	$—	$1.26

	Year Ended December 31,
	2001	2002	2003	2004	2005

Cash flow data from continuing operations:
Net cash provided by operating activities	$100,301	$150,383	$166,065	$143,716	$191,091
Net cash used in investing activities	(106,614)	(216,773)	(66,299)	(34,858)	(32,737)
Net cash provided by (used in) financing activities	8,117	71,015	(99,465)	(93,225)	(111,210)
Other data:
Capital expenditures	$107,869	$89,527	$69,850	$65,525	$57,385
Acquisitions	—	128,135	—	1,500	—
Depreciation and amortization(3)	110,843	73,273	81,638	86,451	89,928
Balance sheet data:
Total assets	$1,913,057	$2,062,404	$2,039,043	$1,971,167	$1,962,781
Long-term debt (including current maturities)	1,469,420	1,544,285	1,463,973	1,600,978	1,180,614
Notes payable	10,197	1,175	6,687	1,893	—
Redeemable preferred interests	370,231	370,231	370,231	236,129	—
Redeemable preferred interests of subsidiary	20,559	21,161	24,475	15,776	—

(1)	We acquired all the outstanding common stock, preferred stock and common stock equivalents of Kerrville Communications Corporation (“KCC”) on January 31, 2002 and have included the assets, liabilities and results of operations of KCC from that date. Amount reflects the purchase price, net of cash acquired.

(2)	Represents the period following February 9, 2005, the closing date of our Offering.

(3)	In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002, we discontinued the amortization of goodwill. Amortization expense associated with goodwill was $53,900 for the year ended December 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with Item 6. “Selected Financial Data” and the Consolidated Financial Statements and related Notes thereto included elsewhere in this annual report on Form 10-K. This discussion includes forward-looking statements. Please see the “Cautionary Statement” above and Item 1A. “Risk Factors” for a discussion of the uncertainties, risks and assumptions associate with these statements.

Overview

We are one of the largest providers of telecommunications services in rural communities in the southwestern United States and the seventh largest independent telephone company in the country. As of December 31, 2005, we operated approximately 518,000 telephone access lines in primarily rural areas of Texas, Oklahoma, New Mexico and Arkansas. We believe that in many of our markets we are the only service provider that offers customers an integrated package of local and long distance voice, high-speed data and Internet access, as well as a variety of enhanced services such as voicemail and caller identification. We generated revenues of $505.9 million in the year ended December 31, 2005 compared to $507.3 million and $497.3 million in the years ended December 31, 2004 and 2003, respectively. Operating income in the year ended December 31, 2005 was $167.0 million compared to $177.1 million and $182.3 million in the years ended December 31, 2004 and 2003, respectively. Net income for the year ended December 31, 2005 was

$35.3 million compared to a net loss for the year ended December 31, 2004 of $27.8 million and to net income of $58.2 million for the year ended December 31, 2003.

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

The competitive landscape and customer preferences for communications services continue to evolve in the telecommunications industry in general, as well as in the markets we serve. We have taken numerous steps to position ourselves to meet the competitive pressures that we face, including: (i) expanding the coverage of our DSL product to provide greater broadband opportunities, including increased DSL speeds, to our customers in rural America; (ii) aggressively pricing and bundling services such as DSL, Internet access, long distance and second lines with our basic service to create more appealing product offerings at more attractive prices to our customers; (iii) offering discounts to customers who make commitments to purchase service from us for a one-year period; and (iv) improving customer service. We added approximately 30,000 DSL subscribers for the year ended December 31, 2005 and we have expanded our DSL footprint to make DSL service available to approximately 71% of our access lines. We have also focused intently on increasing the efficiency of our business by investing in our infrastructure to improve our underlying business processes and increase the quality of our customer service, maintaining tight expense controls and utilizing a disciplined approach to our capital spending.

We experience competition from wireless service providers in many of our markets and wireline local carriers and cable companies in a limited number of our markets. The number of access lines we serve is one of the fundamental drivers of our business, and competition has been a significant factor in the recent decline in our access lines. While the number of access lines we serve has been declining for the last several years, we have been able to increase our revenues in prior years as a result of our strategy to sell additional services to our existing customers to increase our average revenue per line. We lost 21,881 access lines for the year ended December 31, 2005. Revenues for the year ended December 31, 2005 were essentially flat compared to the prior year.

Competition continues in Broken Arrow, Oklahoma, a suburb of Tulsa, Oklahoma. The cable provider serving that market began offering a cable telephony product late in 2004. We have defined active cable telephony markets as those markets where we have processed request(s) by the cable competitor to port customer telephone numbers to the cable provider. “Porting” is an industry term used to describe the process that allows a customer to retain his or her existing phone number when switching his or her telephone service to a competitor. For the year ended December 31, 2005, approximately 12% of our access lines were in active cable telephony markets, consisting essentially of the lines we serve in Broken Arrow and bordering communities along with three of our West Texas markets. Our active cable telephony markets have contributed more than 65% of our year to date access line losses. In non-active cable telephony markets, representing approximately 88% of our access lines, our 2005 line losses are approximately 1.5%.

We are subject to regulation primarily by federal and state government agencies. At the federal level, the FCC has jurisdiction over interstate and international telecommunications services. State telecommunications regulators exercise jurisdiction over intrastate telecommunications services.

Significant transactions

As previously announced on December 9, 2005, the board of directors of Valor unanimously approved a strategic merger that will combine Valor and the wireline telecommunications business of Alltel. Pursuant to the Agreement and Plan of Merger Valor entered into on December 8, 2005 with Alltel and Alltel Holding Corp.

(which we refer to as “Spinco”), Spinco will merge with and into Valor and Valor will survive as a stand-alone company and will hold and conduct the combined business operations of Valor and Spinco. The merger will take place immediately after Alltel contributes the assets making up its wireline telecommunications business to Spinco and distributes the common stock of Spinco to its stockholders. In the merger, each share of Spinco common stock will be converted into the right to receive approximately 1.04 shares of Valor common stock. Existing shares of Valor common stock will remain outstanding. Following completion of the merger, the separate existence of Spinco will cease. Valor expects to issue approximately 403 million shares of common stock to Alltel stockholders in the merger. However, this amount is subject to change as a result of compensatory equity grants and other issuances of Valor common stock. Valor also expects to assume approximately $4 billion in outstanding debt in the merger. Immediately following the merger, Valor expects to change its name and that its common stock will be quoted on the New York Stock Exchange under that new name and with a new ticker symbol, each of which has yet to be determined. When the merger is completed, Alltel stockholders will together own approximately 85%, and Valor’s stockholders will own approximately 15%, of the shares of common stock in that entity on a fully diluted basis. The composition of the senior management and board of directors of the combined business will be largely determined by Alltel. While we are the legal acquirer and the surviving entity in this transaction, Alltel’s wireline business will be deemed to be the accounting acquirer in a transaction treated for accounting purposes as a reverse acquisition. The historical financial statements of Valor Communications Group, Inc. after the close of the merger will be those of Alltel’s wireline business. The merger is subject to both regulatory and shareholder approval and is expected to close in mid-2006.

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

Concurrent with the Offering, our subsidiary, Valor Telecommunications Enterprises, LLC, and its direct wholly owned subsidiary, Valor Telecommunications Enterprises Finance Corp., as co-issuers, issued $400 million aggregate principal amount of 7 3/4% ten-year senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933. We used the net proceeds from such issuance to repay certain existing indebtedness. In August 2005, we completed the exchange of all outstanding 7 3/4% senior notes in aggregate principal amount of $400 million due 2015 for substantially identical 7 3/4% senior notes that have been registered under the Securities Act of 1933. The new notes will mature on February 15, 2015 and will pay interest semi-annually on February 15 and August 15, starting on August 15, 2005. The senior notes contain restrictions on our ability to pay dividends that are no more restrictive than those contained in our credit facility as discussed in Item 7 “Amended Credit Facility and Issuance of Senior Notes.”

Significant expenses that have been recorded for the year ended December, 31, 2005 include the following:

•	$3.3 million in advisory fees and other related costs associated with the Alltel wireline business merger;

•	$29.3 million in fees and expenses associated with our repayment of existing indebtedness, including write-off of certain deferred debt costs, prepayment premiums and breakage fees;

•	$2.5 million in compensation expense for the portion of cash transaction bonuses that were paid and accrued to members of our management team in connection with the Offering; and

•	$12.7 million in non-cash stock compensation expense for restricted shares issued to members of our management team and our board of directors.

Regulatory Matters

We operate in a regulated industry, and the majority of our revenues come from the provision of regulated telecommunications services, including state and federal support for the provision of telephone services in high-cost rural areas. Operating in this regulated industry means that we are also generally subject to certification, service quality, rate regulation, tariff filing and other ongoing regulatory requirements by state and federal regulators. For a detailed discussion of our state and federal regulation, see Item 1. “Regulation” of this annual report on Form 10-K.

State Regulation.  We operate in Texas, Oklahoma, New Mexico and Arkansas and each state has its own regulatory framework for intrastate telecommunications services.

In Texas, most of our operations are subject to price caps on our basic telecommunications services, while we maintain pricing flexibility on some non-basic services. In September 2005, the Texas legislature adopted significant telecommunications legislation. This legislation created, among other provisions, a statewide video franchise for telecommunications carriers, established a framework for deregulation of the retail telecommunications services offered by incumbent local telecommunications carriers and directed the TPUC to initiate a study of the Texas USF. We expect to participate in numerous TPUC proceedings in the coming months related to this new legislation, and we expect that the Texas Legislature may further address issues of importance to rural telecommunications carriers in Texas, including the Texas USF, in the 2007 Legislative session.

Our subsidiaries in New Mexico will operate under an alternative regulation plan until March 31, 2006. We do not expect to have to renegotiate and renew our current alternative regulation plan because legislation enacted in 2004 mandates that the New Mexico Public Regulation Commission adopt rules tailored to the size and market demographics of local exchange carriers like our company that have between 50,000 and 375,000 access lines in New Mexico. After April 1, 2006, the New Mexico Public Regulation Commission will regulate the Company pursuant to rules that will govern the Company’s retail prices and service quality. These rules, adopted in January 2006, will allow the Company pricing freedom on retail services. The rules also mandate the streamlining of rules governing the introduction and withdrawal of tariffs and the packaging and bundling of services. We also recently played an instrumental role in the development and passage of access reform legislation. The New Mexico Public Regulation Commission adopted rules on November 1, 2005 to implement the access reform legislation, and later in December 2005, adopted several modifications to those rules. The rules generally require: 1) the reduction of access rates to interstate levels according to prescribed criteria; 2) the increase of business and residence basic local services prices to prescribed benchmark prices; and 3) creation of a state USF to ensure revenue neutrality after taking into account revenues from the retail price increases.

In Oklahoma, legislation was enacted in May 2004 that regulates us as a rural telephone company, thereby allowing us significant pricing freedom for our basic services and reducing our costs of regulation.

On January 25, 2006, we filed a letter with the Arkansas Public Service Commission in which we elected to be regulated pursuant to the Telecommunications Regulatory Reform Act of 1997. Pursuant to an agreement with the Arkansas Public Service Commission, our Arkansas tariffs mirror the prices charged for retail services in our Texas tariffs.

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

Texas Universal Service Fund.  The Texas USF supports eligible telecommunications carriers that serve high cost markets.

Federal Universal Service Fund.  The federal USF revenue we receive helps to offset interstate access charges, defrays the high fixed switching costs in areas with fewer than 50,000 access lines and provides support where our average cost per line exceeds 115% of the national average cost per line.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates its estimates and judgments including those related to revenue recognition, allowance for doubtful accounts, pension and postretirement benefits, accounting for goodwill and intangible assets, equity method investments and estimated useful lives of property, plant and equipment. Actual results may differ from these estimates. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity. (See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of our significant accounting policies.)

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

Revenues for providing usage based services, such as per-minute long distance service and access charges billed to long distance companies for originating and terminating long distance calls on our network, are billed in arrears. Revenues for these services are recognized in the month services are provided. The portion of revenues that is earned but unbilled at the end of an accounting period is accrued as accounts receivable.

USF revenues are government-sponsored support received in association with providing service in mostly rural, high-cost areas. These revenues are typically based on information provided by us and are calculated by the government agency responsible for administering the support program. Revenues are recognized in the month in which the service is provided.

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

A significant assumption used in determining our pension and postretirement benefit expense is the expected long-term rate of return on plan assets. In 2005, we used an expected long-term rate of return of 8.5%. We continue to believe that 8.5% is an appropriate rate of return for our plan assets given our investment strategy and will continue to use this assumption for 2006. The projected portfolio mix of the plan assets is developed in consideration of the expected duration of related plan obligations and as such is more heavily weighted toward equity investments, including public and private equity positions. Our investment policy is to invest 55-75% of the pension assets in equity funds with the remainder being invested in fixed income funds and cash equivalents. The expected return on plan assets is determined by applying the expected long-term rate of return to the market-related value of plan assets.

Another significant estimate is the discount rate used in the annual actuarial valuation of pension and postretirement benefit plan obligations. In determining the appropriate discount rate at year-end, we considered the current yields on high quality corporate fixed-income investments with maturities and coupon payments corresponding to the expected benefit payments from the plan. As of December 31, 2005, we lowered our discount rate 20 basis points to 5.70%. The impact of the change in discount rate increased our obligation by approximately $1 million as of December 31, 2005.

We made cash contributions of $15.7 million to our defined benefit pension plan in 2005 consisting of: (i) our required 2004 plan year contribution of $6.5 million, (ii) our required quarterly contributions for the 2005 plan year of $1.6 million each in April and July and (iii) a $6.0 million optional cash contribution in September 2005. The optional cash contribution in September 2005 made our plan fully funded on a current liability basis as of January 1, 2005 for the 2005 plan year. Had we not made this optional contribution, we would have been required to continue making our quarterly contributions in October 2005 and in January 2006. Also, as a result of our optional contribution and the funded status of our plan, we do not anticipate that we will be required to make cash contributions in 2006 for the 2005 or 2006 plan years. Our earliest required cash contribution will be in 2007. We may, however, elect to make optional contributions prior to that date.

Goodwill and Intangible Assets.  The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill be reviewed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the fair value of the reporting unit is less than the carrying value, the second step of the goodwill impairment test calculation is performed to measure the amount of the impairment charge. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

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

Equity Method Investments — We have investments in companies in which we own 20 percent to 50 percent of the voting common stock or have the ability to exercise influence over operating and financial policies. We account for these investments under the equity method. We periodically assess our investments to determine if other than a temporary decline in the value of the investment has occurred. If such a decline has occurred and the carrying value is less than the fair value, we will adjust the carrying value to fair value.

In the third quarters of 2004 and 2005, we assessed the recoverability of our investments and determined that an other than temporary decline had occurred. As a result, we recorded impairment charges of $6.7 million and $2.3 million in the third quarters of 2004 and 2005, respectively.

Useful Life of Property, Plant and Equipment.  We estimate the useful lives of property, plant and equipment in order to determine the amount of depreciation expense to be recorded during any reporting period. The majority of our telecommunications plant, property and equipment are depreciated using the group method, which develops a depreciation rate based on the average useful life of a specific group of assets, rather than the individual asset (as would be utilized under the unit method). The estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than anticipated, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. We review these types of assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairment, we follow the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), utilizing cash flows which take into account management’s estimates of future operations.

Redeemable Preferred Interests.  With respect to reporting periods ending prior to the consummation of our reorganization, we were required to make an estimate of the fair value of our redeemable preferred interests that had been previously outstanding in order to determine the carrying value of the liability at each reporting date. The redeemable preferred interests were not entitled to dividends and had no voting rights. The redeemable preferred interests did, however, include a provision that entitled the holder, upon the occurrence of a liquidation event or redemption, to a return equal to the sum of (i) the initial contribution per interest, or $1.00 for Class A Preferred interests and $0 for Class B Preferred interests and (ii) an appreciation amount calculated as interest on $1.00 per interest, at a rate of 20% per year, compounded quarterly. The appreciation amount defined in (ii) above was payable only after all holders of Class A common interests had received a return of their initial $1.00 capital investment. The fair value of this liability was determined based upon our enterprise value, since the return to be paid to preferred interest holders upon redemption would vary based upon the total value of the enterprise available to be distributed to holders of the redeemable preferred interests. As such, we did not record accretion on the redeemable preferred interests of VTC or on the redeemable preferred interests of our subsidiary, VTS. We measured this liability at each reporting date as the amount of cash that would be paid if settlement occurred at the reporting date in accordance with paragraph 22 of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Any change in the estimated value of preferred interests in a reporting period would have been recorded as interest expense. This treatment required us to make an estimate of our enterprise value at each reporting date to properly measure this liability. We concluded that this liability was fairly stated at an amount equal to the initial contribution of $1.00 per interest for all of the outstanding redeemable preferred interests. We recognized no changes in the fair value of the liability since inception.

As discussed above, we were required to estimate our enterprise value to determine the carrying value of this liability at each reporting date. Members of our management possessing the requisite valuation experience estimated our enterprise value for purposes of determining the carrying value of the redeemable preferred interests. Determining the fair value of our redeemable preferred interests required us to make complex and subjective judgments. We used the income approach to estimate the value of our enterprise at each reporting date. The income approach involves applying the appropriate discount rate to estimated cash flows that are based on our forecasts of revenues, costs, and capital expenditures. Our revenue forecasts were based on expected annual overall growth rates ranging from 0% to 2%. We assumed that we would continue to gain efficiencies in our business that will allow us to reduce our expenses in certain areas and control the increase in others. There is inherent uncertainty in these estimates. The assumptions underlying the estimates were consistent with our business plan. For this analysis, we used our weighted-average cost of capital to discount the estimated cash flows. Our weighted-average cost of capital was calculated as the weighted-average return implied in each class of debt and equity that were issued and outstanding at the time. We used an annual rate of return of 20%, compounded quarterly, for the redeemable preferred interests in our weighted-average cost of capital calculation. We believe this methodology gave appropriate consideration to the inherent risks and uncertainties involved with making these estimates. If we used a different weighted-average cost of capital, it could have produced a different estimate of our enterprise value and a different carrying value for this liability.

In light of our recent reorganization, we are no longer required to make an estimate of fair value of the redeemable preferred interests because all of the outstanding redeemable preferred interests have been exchanged for shares of our common stock. Our weighted average cost of capital declined following our reorganization. As a result, the fair value of the shares granted to holders of these redeemable preferred interests exceeded the carrying value of the liability. The redeemable preferred interests were held by our equity sponsors. Our equity sponsors also controlled the voting rights of our existing common equity. As such, we concluded that the difference between the carrying value of this liability and the fair value of the shares issued resulting from the reorganization was, in essence, a capital transaction and we recorded this difference to accumulated deficit as provided for in footnote 1 to paragraph 20 of Accounting Principles Board (“APB”) Opinion 26, “Early Extinguishment of Debt.”

Stock Compensation.  As described in more detail in Notes 2 and 15 of the Notes to the Consolidated Financial Statements, we had issued Equity Incentive Non-Qualifying Stock Options to employees to purchase Class B common interests in our subsidiary, VTS. Following our Offering in February 2005, we issued restricted stock under the terms of the 2005 Long-term Incentive Plan (“LTIP”). We account for the Equity Incentive Non-Qualifying Stock Options and the restricted stock grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” We measure compensation expense for these plans using the intrinsic value method as prescribed by APB Opinion No. 25. Under the intrinsic value method, compensation is measured as the amount the market value of the underlying equity instrument on the grant date exceeds the exercise price. This amount, if any, is then charged to compensation expense over the vesting period. During each of the years ended December 31, 2003 and 2004, we recorded no compensation expense. For the year ended December 31, 2005, we recorded $12.7 million of compensation expense associated with issuance of restricted stock.

Additionally, the Valor Telecom Executive Incentive Plan was implemented on April 1, 2002 whereby certain executives were granted phantom stock units that allowed them to participate, on a pro-rata basis, in the appreciation of the Class A preferred interests and Class A common interests of VTC. We account for the Valor Telecom Executive Incentive Plan in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Under this method, the amount by which the unit market value exceeds the unit value specified under the plan when the instruments are granted is charged to compensation expense over the appropriate vesting period.

In each of these plans, the underlying equity instruments were not equivalent in value to the common stock that was sold in the Offering. As a result of our reorganization, the holders of options to purchase Class B common interests in VTS did not receive the right to purchase an equal number of shares of our common stock for the $1.00 exercise price. The terms and conditions set forth in the VTS LLC agreement governed the conversion of the outstanding Class B common interests in VTS. The value of these Class B common interests did not exceed the exercise price. Accordingly, holders of options under VTS Equity Incentive Non-Qualifying Stock Option Plan received no cash and none of our shares in exchange for the options that vested at the date of completion of our Offering. Accordingly, based on the Offering price of $15.00 per share, the intrinsic value of the options to purchase Class B interests in VTS is $0. The interests held in the Valor Telecom Executive Incentive Plan were converted into our common shares pursuant to the terms and conditions set forth in the VTC LLC agreement.

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

The enterprise value was then allocated to preferred and common interests pursuant to the terms and conditions set forth in the limited liability company agreement. After first allocating the value to the secured and unsecured obligations of the company, the remaining value was allocated as follows:

•	Class A preferred interests up to the “Class A Preferred Capital Amount,” defined as $1.00 per interest;

•	Class A common interests up to the “Class A Common Capital Amount,” defined as $1.00 per interest;

•	ratably among Class A and Class B preferred interests up to the “Preferred Appreciation Amount,” defined as an appreciation amount equal to interest on the “Class A Preferred Capital Amount” on each interest at a rate of 20% per year, compounded quarterly; and

•	ratably among the holders of the Class A common interests.

We assessed our estimates for reasonableness by comparing our estimated enterprise value to that of other publicly traded companies in our industry. This assessment confirmed to us that our estimates of our enterprise value were reasonable.

As disclosed more fully in Note 15 of the Notes to the Consolidated Financial Statements, we determined that the phantom stock units issued under the Valor Telecom Executive Incentive Plan had no value for the year ended December 31, 2003. The reasons for the difference in our estimate of fair value of the phantom stock units held in the Valor Telecom Executive Incentive Plan on each of the previous reporting dates and the fair value based on the Offering price of $15.00 per share are attributed to the following events, all of which occurred in the fourth quarter of 2004:

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

As a result, for the year ended December 31, 2004, we recorded $1.3 million of compensation expense to reflect the impact of the Offering on the fair value of the phantom stock units.

Results of Operations

We have two operating segments, rural local exchange carrier (“RLEC”) and Other.

As an RLEC, we provide regulated telecommunications services to customers in our service areas. These services include local calling services to residential and business customers, as well as providing interexchange carriers (“IXC”) with call origination and termination services, on both a flat-rate and usage-sensitive basis, allowing them to complete long distance calls for their customers who reside in our service areas.

In Other, we provide unregulated telecommunications services to customers throughout our RLEC service areas. These services include long distance and Internet services. Long distance is provided through resale agreements with national long distance carriers.

We have considered the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and determined the operating segments are considered one reportable segment as further described in Note 2 to the Consolidated Financial Statements in the F-pages of this annual report on Form 10-K.

The following table sets forth several key metrics:

	Year Ended December 31,
	2003	2004	2005

Total revenue (in thousands)	$497,334	$507,310	$505,894
Ending access lines(1)	556,745	540,337	518,456
Average access lines	564,027	548,541	529,397
Total connections(2)	565,524	563,221	571,215
Average revenue per access line per month	$73.48	$77.07	$79.63
Long distance subscribers	188,526	216,437	232,031
Penetration rate of total access lines	34%	40%	45%
Average long distance subscribers	159,574	202,482	224,234
DSL subscribers	8,779	22,884	52,759
Penetration rate of total access lines	2%	4%	10%

(1)	We calculate our access lines in service by counting the number of working communication facilities that provide local service that terminate in a central office or to a customer’s premises. Non-revenue producing lines provisioned for company official use and for test purposes are included in our total access line counts. There were 13,248, 14,344 and 14,704 non-revenue producing lines included in our total access line count at December 31, 2003, 2004 and 2005, which represented 2.4%, 2.7% and 2.8% of our total access line counts, respectively.

(2)	Total connections are defined as total access lines plus DSL subscribers.

Operating Revenues

Local Service — We derive revenues from providing local exchange telephone services to both residential and business customers, including monthly recurring charges from basic service such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting and non-recurring charges for service activation and reconnection of service.

Data Services — Revenues are derived from monthly recurring charges for DSL, private lines, Internet and other data related services.

Long Distance Services — Revenues are derived from usage charges assessed on long distance and local toll calls and from revenue on flat rate calling plans.

Access Services — Network access revenues include switched access, special access, and end user charges. Switched access represents usage sensitive charges to long distance companies for access to our network in connection with the completion of interstate and intrastate long-distance calls. Special access represents dedicated circuits, which are typically purchased by long distance companies. End user charges are monthly flat-rate charges assessed on access lines.

Universal Service Fund — We receive monthly payments from state and federal government-sponsored support associated with providing basic telephone services generally in rural, high cost areas.

Other Services — Other revenues primarily represent sales of customer premises equipment, or CPE, directory advertising, unbundled network elements and billing and collection fees.

The following table sets forth our revenues for the periods shown:

	Year Ended December 31,			% Change
	2003	2004	2005	2003-2004	2004-2005
	(Dollars in thousands)

Local service	$156,369	$158,404	$151,549	1%	(4)%
Data services	20,990	25,239	33,209	20	32
Long distance services	30,816	38,350	41,109	24	7
Access services	132,047	126,838	120,682	(4)	(5)
Universal Service Fund	119,727	120,045	115,540	0	(4)
Other ancillary services	37,385	38,434	43,805	3	14

	$497,334	$507,310	$505,894	2%	(0)%

We have been able to maintain our revenue levels, despite access line losses, in each of the last two years by executing a strategy of selling additional services to existing customers and increasing average revenue per line through a combination of new product offerings and bundling of various services. New product offerings include DSL, long distance and other enhanced calling features. To date, the revenue related to this strategy has been able to offset the declines in revenue that we have experienced from access line losses. If we continue to lose access lines or if we are unable to continue to successfully execute our strategy, it could cause our revenue to significantly decline, either of which could have an adverse effect on our results of operations, financial condition and liquidity.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Local Service Revenues.  Local service revenues decreased $6.9 million to $151.5 million in 2005 from $158.4 million in 2004. Revenues from the provision of basic service decreased $4.0 million primarily as a result of access line loss. In 2004, we recorded $4.1 million of revenue from the favorable resolution of a regulatory proceeding related to an expanded local calling surcharge as further described below. In 2005, we billed and recorded $2.4 million related to the expanded local calling surcharge. Beginning in 2006, we will no longer be allowed to assess this quarterly charge of $0.6 million to our customers.

Data Services Revenues.  Data services revenues increased $8.0 million to $33.2 million in 2005 from $25.2 million in 2004. Data services revenues increased primarily due to the growth in DSL subscribers to 52,759 at December 31, 2005. This represents a 131% increase compared to the number of DSL subscribers at December 31, 2004.

Long Distance Services Revenues.  Long distance services revenues increased $2.7 million to $41.1 million in 2005 from $38.4 million in 2004. Direct-dialed and flat rate plan revenues increased $2.5 million due to adding an average of 21,752 subscribers.

Access Services Revenues.  Access services revenues decreased $6.1 million to $120.7 million in 2005 from $126.8 million in 2004 primarily due to access lines loss, lower access rates and reduction in minutes in 2005 compared to 2004.

USF Revenues.  USF revenues decreased $4.5 million to $115.5 million in 2005 from $120.0 in 2004. Decrease of $4.0 million was primarily attributable to access line loss and the related effect on our revenues received from both Federal USF CALLS support and the Texas USF. We also experienced a $0.8 million decrease related to a reduction in Federal USF high cost support, effective January 1, 2005, due to increases in the national average loop cost by the FCC.

Other Services Revenues.  Other services revenues increased $5.4 million to $43.8 million in 2005 from $38.4 million in 2004. Increase of equipment sales, directory advertising and services provided to wholesale carriers accounted for $4.1 million of the increase in revenues.

Year ended December 31, 2004 compared to year ended December 31, 2003

Local Service Revenues.  Local service revenues increased $2.0 million to $158.4 million in 2004 from $156.4 million in 2003. Revenues from extended area services decreased by $1.5 million due to the termination of an agreement we had with another carrier whereby we were compensated for terminating extended area local calls that originated on their network to our customers. Revenues from the provision of basic service decreased $1.6 million primarily as a result of access line loss. The decrease is offset by an increase of $4.1 million of revenue from the favorable resolution of a regulatory proceeding we had pending before the TPUC related to an expanded local calling surcharge. The petition we had pending with the TPUC requested authorization for us to bill this surcharge. The TPUC granted us interim approval to bill the surcharge in April 2003, but stipulated that all amounts billed were subject to refund pending the ultimate resolution of our petition. In November 2004, the TPUC ruled in our favor and granted our petition. Upon receiving this ruling, we recorded all amounts that we had billed and previously deferred under the interim order as revenue. The $4.1 million represents $0.6 million per quarter dating back to the 2nd quarter of 2003 when we began billing the surcharge. We will continue to bill and record $0.6 million per quarter through the end of 2005, at which time we will no longer be allowed to assess this charge to our customers per the terms of the ruling from the TPUC. Enhanced services sales increased $0.9 million. The remaining $0.1 million increase is due to various other items.

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

Non-cash Stock Compensation.  Non-cash stock compensation represents the amount the market value of our underlying equity instruments on the grant date exceeds the exercise price recognized over the applicable vesting period.

Depreciation and Amortization.  Depreciation and amortization includes depreciation of our communications network and equipment.

The following table sets forth operating expenses for the periods shown:

	Year Ended December 31,			% Change
	2003	2004	2005	2003-2004	2004-2005
	(Dollars in thousands)

Cost of service	$106,527	$104,934	$107,581	(1)%	3%
Selling, general and administrative	126,896	137,459	126,946	8	(8)
Non-cash stock compensation	—	1,345	12,699	n/a	n/m
Asset impairment	—	—	1,696	—	n/a
Depreciation and amortization	81,638	86,451	89,928	6	4

	$315,061	$330,189	$338,850	5%	3%

n/m — not meaningful

Year ended December 31, 2005 compared to year ended December 31, 2004

Cost of Service.  Cost of service increased $2.7 million to $107.6 million in 2005 from $104.9 million in 2004. Contributing to the increase was a $1.7 million increase in variable costs associated with fees we pay competing carriers (both wireless and wireline) for carrying and terminating calls that originate on our network and terminate on their networks. We incurred $0.6 million of operating costs associated with clean-up and repair efforts from Hurricane Rita. Finally, we experienced increases in variable costs related to equipment sales and providing Internet access services, which were virtually offset in their entirety by long distance network variable costs as a result of a rate reduction in the fourth quarter of 2004.

Selling, General and Administrative.  Selling, general and administrative decreased $10.6 million to $126.9 million in 2005 from $137.5 million in 2004. The decrease was primarily attributable to a $5.0 million one-time transition payment made to our former CEO and $5.1 million in bonuses to management related to the debt recapitalization, all of which occurred in 2004. Also, $4.0 million is due to decreases in salary and benefit costs related to reduced headcount and decrease in incentive compensation that is tied to the company’s performance. Offsetting the above decreases were 2005 cash bonuses of $2.5 million paid and accrued to management in connection with our Offering.

In 2005, non-cash stock compensation expense relates to the issuance of restricted stock to our management and board of directors that vests based on various percentages through January 1, 2010. In 2005, the $12.7 million of non-cash stock compensation expense consisted of $5.5 million of restricted stock that vested upon the Offering date and $7.2 million of restricted stock which vests on January 1, 2006. We expect to incur approximately $8.1 million of non-cash stock compensation expense in both 2006 and 2007 and $1.4 million and $0.9 million in 2008 and 2009, respectively. Upon completion of the merger with Alltel’s wireline business, we expect to accelerate recognition of certain deferred equity compensation as non-cash stock compensation expense. In 2004, non-cash stock compensation expense related to the increase in fair value of the Valor Telecom Executive Incentive Plan phantom stock units.

Asset Impairment.  In late September 2005, Hurricane Rita made landfall in the Gulf Coast region of the United States. The effects of Hurricane Rita, including high winds and rain, impacted our east Texas market. As a result of the hurricane, we incurred damage on certain of our property, plant, and equipment. We assessed the recoverability of these assets based on the authoritative accounting literature and determined that the carrying value of certain of our property, plant, and equipment in the affected areas was impaired. As such, we recorded an impairment loss of $0.6 million, net of insurance recoveries of $0.3 million, in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). In the fourth quarter of 2005, we assessed the recoverability of our goodwill carrying value associated with our Other reporting unit. Based on this analysis, we determined the value of the goodwill would not be recoverable and recorded an impairment charge of $1.1 million.

Depreciation and Amortization.  Depreciation and amortization increased $3.4 million to $89.9 million in 2005 from $86.5 million in 2004. Higher depreciation expense resulted from the increased investment in property, plant, and equipment as a result of our spending on capital projects to improve our network infrastructure.

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

Selling, General and Administrative.  Selling, general and administrative increased $10.6 million to $137.5 million in 2004 from $126.9 million in 2003. The increase was primarily attributable to a $5.0 million one-time transition payment made to our former CEO, $5.1 million in bonuses to management related to the debt recapitalization and $1.5 million charge for probable losses associated with certain legal and tax contingencies. Additionally, we recorded a $3.4 million one-time benefit in 2003 upon recovering amounts that we had previously written off as a result of MCI WorldCom’s 2002 bankruptcy. We have also increased sales and marketing $1.4 million due to increased DSL promotions, telemarketing and other back office support costs. Finally, there was a $0.3 million increase in employee related benefit costs.

Offsetting the above noted increases were decreases of $3.5 million due to vendor price reductions associated with certain back-office functions we have outsourced to a third party service provider and $2.3 million in bad debt expense as a result of improvements we made to our collections processes.

Non-cash compensation expense related to the increase in fair value of the Valor Telecom Executive Incentive Plan phantom stock units.

Depreciation and Amortization.  Depreciation and amortization increased $4.9 million to $86.5 million in 2004 from $81.6 million in 2003. Higher depreciation expense resulted from the increased investment in property, plant, and equipment as a result of our spending on capital projects to improve our network infrastructure.

Interest Expense

The following table sets forth interest expense:

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Interest expense	$119,185	$110,287	$83,154

In each case, our decrease in interest expense was due to lower average principal outstanding due to repayments, including repayments from net proceeds from our Offering, and lower average rates on our debt.

Loss on Interest Rate Hedging Arrangements

The following table sets forth our loss on interest rate hedging arrangements:

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Loss on interest rate hedging arrangements	$(2,113)	$(126)	$(399)

The adjustment to mark our hedging arrangements to market value resulted in a non-cash income of $8.9 million and $8.5 million for the years ended December 31, 2004 and 2003, respectively. Offsetting the non-cash income for the years ended December 31, 2004 and 2003 are cash settlements of $9.0 million and $10.6 million, respectively. We entered into new arrangements to limit our interest rate risk under the terms of our existing credit facility in 2005 as further described under “Item 7A: Quantitative and Qualitative Disclosures About Market Risk.” The amount recorded in 2005 represents the change in fair value of the instruments that are not accounted for utilizing hedge accounting.

Earnings from Unconsolidated Cellular Partnerships, Impairment on Investment in Cellular Partnerships, Loss on Debt Extinguishment and Other Income and (Expense), net

The following table sets forth other income and expense for the periods shown:

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Earnings from unconsolidated cellular partnerships	$3,258	$1,113	$421
Impairment on investment in cellular partnerships	—	(6,678)	(2,339)
Loss on extinguishment of debt	—	(62,975)	(29,262)
Other income and (expense), net	(3,376)	(25,116)	(1,898)

Earnings from unconsolidated cellular partnerships represent our share of the earnings in the equity interest of two cellular partnerships. In 2004, a wireless competitor began constructing facilities in areas serviced by our unconsolidated cellular partnerships. This has resulted in a significant decrease in roaming revenue, further decreasing our earnings from the unconsolidated cellular partnerships. In light of the financial results of the cellular partnerships in 2004, we assessed the recoverability of the investments in the unconsolidated cellular partnerships, which resulted in an impairment charge of $6.7 million to the Consolidated Statements of Operations and Comprehensive Income (Loss). One of our cellular partnerships continued to experience a significant decline in roaming revenues in 2005. Due to the financial results of this cellular partnership through September 30, 2005, we recorded an impairment charge of $2.3 million to the Consolidated Statements of Operations and Comprehensive Income (Loss).

In connection with our debt recapitalization on November 10, 2004 and amendment of our credit facility completed in conjunction with our Offering on February 9, 2005, we recorded a $63.0 million and $29.3 million loss on extinguishment of debt, respectively. The loss on extinguishment of debt was determined under the provisions of Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

Other income and expense, net includes the portion of income and loss allocated to shareholders who held redeemable preferred interests in VTS prior to our reorganization and various other miscellaneous income and expense items, including interest income on our cash balances held at financial institutions. Other income and expense, net in 2004 is primarily attributable to the purchase of substantially all outstanding equity interests from a group of individual investors associated with our recapitalization, which resulted in $18.0 million of expense and offering costs of $7.0 million that were expensed as a result of our decision not to pursue the previously planned public offering of income deposit securities. In 2005, we recognized approximately $3.3 million of costs related to the pending merger with Alltel’s wireline business.

Income Taxes

The following table sets forth income taxes for the periods shown:

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Income tax expense	$2,478	$665	$14,329

The income taxes for 2004 and 2003 represent those of VTS II, which had elected to be taxed as a corporation for federal income tax purposes. (See Note  2, “Summary of Significant Accounting Policies” and Note 8, “Income Taxes” of the Notes to the Consolidated Financial Statements for an expanded discussion of income taxes.) In February 2005, we completed a reorganization concurrent with our Offering. Prior to our reorganization, substantially all of the operations of Valor elected partnership treatment for income tax purposes. Following the completion of our Offering and the related reorganization, the operations of our company and all wholly owned subsidiaries became reportable in a consolidated corporate federal tax return. As such, for the period from January 1, 2005 through the Offering date, we recorded income tax expense directly attributable to the operations of VTS II. Following the Offering date, we recorded income taxes on the operations of Valor. Additionally, we recorded deferred tax assets and liabilities related to the differences between financial reporting and the tax basis of our assets and liabilities and net operating losses incurred prior to becoming a taxable entity.

The differences between the federal income tax statutory rate and our effective income tax rate for the years ended December 31, 2004 and 2003 are primarily related to consolidated entities not subject to income taxes prior to our reorganization. Fiscal year ended December 31, 2004 was further impacted by permanent differences associated with the purchase of minority interests and our impairment charge on our investment in cellular partnerships. The differences between the federal income tax statutory rate and our effective income tax rate for the year ended December 31, 2005 is primarily related to consolidated entities not subject to income taxes prior to the effective date of the Offering, a permanent difference related to the step-up in our tax basis of assets attributable to goodwill that occurred in connection with our reorganization and an impairment charge on our investment in cellular partnerships.

Minority Interest

The following table sets forth the minority interest for the periods shown:

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Minority interest	$(254)	$(142)	$(468)

Minority interest reflects the share of income of minority shareholders who held common interests in VTS and VTSII. In connection with the Offering, we completed a reorganization, whereby we redeemed all outstanding minority interests. For the year ended December 31, 2005, minority interest reflects the share of income of minority shareholders from January 1, 2005 through the Offering date.

Discontinued Operations

The following table sets forth discontinued operations for the periods shown:

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Discontinued operations	$108	$—	$—

Income from discontinued operations of $0.1 million in 2003 represents a revision to the estimates we made in 2002 for recording certain employee termination benefits and other exit costs related to the sale of our competitive local exchange carrier in Texas.

Cumulative Effect of Change in Accounting Principle

The following table sets forth cumulative effect of accounting change for the periods shown:

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Cumulative effect of change in accounting principle, net of tax	$—	$—	$(269)

The cumulative effect of change in accounting principle represents our adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” See Note 21 of Notes to Consolidated Financial Statements for more discussion.

Financial Condition and Liquidity

Financial Condition.  As of December 31, 2005, we had total debt, net of cash and cash equivalents, of $1,116.4 million and $571.8 million of stockholders’ equity, compared to $1,585.8 million and $6.5 million of stockholders’ equity at December 31, 2004. Prior to the completion of our reorganization and Offering, we had used excess cash generated through operations to pay down long-term debt. At December 31, 2004 and 2005, we had positive working capital balances of $15.1 million and $35.6 million, respectively.

We made cash contributions of $15.7 million to our defined benefit pension plan in 2005 consisting of; (i) our required 2004 plan year contribution of $6.5 million, (ii) our required quarterly contributions for the 2005 plan year of $1.6 million each in April and July and (iii) a $6.0 million optional cash contribution in September 2005. The optional cash contribution in September 2005 made our plan fully funded on a current liability basis as of January 1, 2005 for the 2005 plan year. Had we not made this optional contribution, we would have been required to continue making our quarterly contributions in October 2005 and in January 2006. Also, as a result of our optional contribution and the funded status of our plan, we do not anticipate that we will be required to make cash contributions in 2006 for the 2005 or 2006 plan years. Our earliest required cash contribution will be in 2007. We may, however, elect to make optional contributions prior to that date.

In accordance with our dividend policy, we intend to distribute, as dividends, a substantial portion of cash generated by our business in excess of operating needs, interest and principal payments on indebtedness and capital expenditures.

As discussed in more detail below, our management believes that our operating cash flows, cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to fund our capital and liquidity needs for the foreseeable future.

In connection with our reorganization, our previous owners contributed approximately $307.3 million of federal net operating losses (“NOLs”) we anticipate that we will be able to use, subject to certain limitations, to reduce our future taxable income. We expect that we will generate a net operating loss in 2005 of approximately $12.8 million for federal income tax purposes without utilizing any previously generated NOLs. The loss generated during 2005 will serve to increase the total NOLs available for use in future years to approximately $320.1 million. Furthermore, as of December 31, 2005, we have cumulative differences of approximately $533.3 million resulting from items such as goodwill amortization and accelerated tax depreciation that we have deducted faster for tax purposes under the Internal Revenue Code than we have for financial reporting purposes. We also have other items totaling $818.0 million, the most significant being goodwill, that we will deduct from our future taxable income. The tax effect of the NOLs and cumulative differences were recorded on our balance sheet due to the reorganization and resulted in a net deferred tax liability of approximately $59.4 million.

Cash Flows

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Net cash provided by operating activities	$166,065	$143,716	$191,091
Net cash used in investing activities	(66,299)	(34,858)	(32,737)
Net cash used in financing activities	(99,465)	(93,225)	(111,210)
Net operating cash used in discontinued operations	(176)	(13)	—

Net increase in cash and cash equivalents	$125	$15,620	$47,144

Operating Activities.  Net cash provided by continuing operations of $191.1 million in 2005 was generated primarily by adjustments to our income from continuing operations of $35.3 million to exclude non-cash items and loss on debt extinguishment of $160.6 million. The most significant non-cash items in 2005 were depreciation and amortization expense of $89.9 million and deferred income taxes of $14.2 million. In connection with our Offering, we recognized a $29.3 million of a loss on debt extinguishment. Net cash provided by continuing operations of $143.7 million in 2004 was generated primarily by adjustments to our loss from continuing operations of $27.8 million to exclude non-cash items, loss on debt extinguishment and reorganization items of $177.9 million. The most significant non-cash item in 2004 was depreciation and amortization expense of $86.5 million. In connection with our debt recapitalization, we recognized a $63.0 million of a loss on debt extinguishment. We also recognized $18.0 million as a reconciling item to cash provided by continuing operations related to expense incurred in connection with our cash payment to minority shareholders in connection with our reorganization. Net cash provided by continuing operations of $166.1 million in 2003 was generated primarily by $58.1 million of income from continuing operations, adjusted to exclude non-cash items of $103.1 million. The most significant non-cash items in 2003 were depreciation and amortization expense of $81.6 million and non-cash interest expense related items of $17.4 million, which includes amortization of debt issuance costs, unrealized gain on hedging arrangements, and non-cash interest expense on our senior subordinated debt.

Investing Activities.  Cash used in investing activities was $32.7 million in 2005, $34.9 million in 2004 and $66.3 million in 2003. Our investing activities consist primarily of capital expenditures for property, plant and equipment. We fund capital expenditures to deploy new network services, modernize our property, plant and equipment, position our network infrastructure for future growth, and to meet regulatory obligations.

Capital expenditures for the years ended December 31, 2003, 2004 and 2005 were $69.9 million, $65.5 million and $57.4 million, respectively. Since the beginning of 2001, our capital expenditures have been utilized to replace and upgrade many facets of our infrastructure, including:

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

The initiatives outlined above have been completed, and we believe they have provided us with an infrastructure that can support our current growth prospects and can be maintained with less capital spending than in the past. Therefore, we anticipate that capital spending for 2006 will decline to approximately $50.0 million.

Investing activities during 2004 and 2005 include proceeds from the redemption of our RTFC capital certificate of $31.1 million and $24.4 million that occurred in connection with our debt recapitalization and our Offering, respectively.

Financing Activities.  Cash used in financing activities was $111.2 million in 2005, $93.2 million in 2004 and $99.5 million in 2003. These changes are principally due to the net incremental payments of long-term debt of $420.4 million and $100.0 million in 2005 and 2003, respectively, and net incremental borrowings of $135.8 million in 2004. Cash used in financing activities in 2005 also includes $411.3 million of net proceeds from the issuance of common stock in connection with our Offering and payment of dividends, prepayment fees and debt issuance costs of $62.4 million, $19.4 million and $17.5 million, respectively. Cash used in financing activities in 2004 includes our $18.6 million purchase of ownership interests from certain individual investors, redemption of certain redeemable preferred, common and minority interests totaling $159.4 million and payment of prepayment fees and transaction costs of $11.4 million and $31.3 million, respectively.

Prior to the completion of our reorganization and offering, we have managed our cash on hand through the use of revolving credit facilities to maximize the amount of debt repayment.

Outstanding Debt and Existing Financing Arrangements

As of December 31, 2005, we had various financing arrangements outstanding. Under these financing arrangements, we have $1,180.6 million of outstanding debt and $99.8 million of available borrowing capacity under our revolving credit facility (refer to Note 6 of the Notes to the Consolidated Financial Statements for more details on outstanding debt).

Amended Credit Facility and Issuance of Senior Notes

In connection with our Offering, we issued 7 3/4% senior notes due in 2015 for net proceeds of approximately $389.7 million. The proceeds from the issuance of the senior notes were used to repay existing indebtedness.

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

Interest on Tranche B bears interest based on LIBOR, plus 1.75%, and is payable no less than monthly. Interest on Tranches C and D is fixed at 6.38% through April 2007 and is payable quarterly. We entered into nine agreements to reduce the risk of interest rate volatility of our indebtedness in 2005.

Covenants.  Our amended credit facility contains negative covenants that, among other things, limit or restrict our ability (as well as those of our subsidiaries) to: create liens and encumbrances; make investments, incur debt, enter into loans, merge, dissolve, liquidate or consolidate our business; make acquisitions, make dispositions or transfers; declare dividends or distributions; amend material documents; change the nature of our business; make certain restricted payments (other than certain permitted restricted payments); engage in certain transactions with affiliates; enter into sale/leaseback or off-balance sheet transactions; or become general or limited partners or joint venturers with any party other than with certain of our subsidiaries and make changes to our fiscal year.

In addition, the financial covenants under our credit facility require us to maintain certain financial ratios. Our ratio of Adjusted EBITDA to net interest expense for any measurement period of four fiscal quarters ending during any such period set forth below must be above the ratio set forth for such period:

Period	Ratio

Closing of new credit facility, to end of financial quarter ending March 31, 2006; and	2.50 to 1.0
Thereafter	2.75 to 1.0

We may not permit our ratio of total debt (defined as total debt minus the sum of debt incurred to maintain our investment in RTFC subordinated capital certificates, and minus, to the extent no amounts are outstanding on the new revolver, cash and cash equivalents) to Adjusted EBITDA on any date of determination to exceed 5.25 to 1.0. As of December 31, 2005, we are in compliance with all of the covenants included in the credit facility.

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

Under our senior credit facility, dividends are restricted as follows:

•	Under the restricted payments covenant, we may use all of our available cash for the period (taken as one accounting period) from the first full fiscal quarter that starts after the date of the closing of the new credit facility to the end of our most recently ended fiscal quarter for which internal financial statements are available at the time of such payment, plus certain incremental amounts described in the new credit facility, for the payment of dividends, but we may not in general pay dividends in excess of such amounts. “Available cash” is defined in the credit facility as, on any date of determination, for the period commencing on the first day of the first full fiscal quarter that starts after the date of the closing of the new credit facility and ending on the last day of the fiscal quarter most recently ended for which a compliance certificate has been delivered, an amount equal to the sum (as calculated for us and our subsidiaries on a consolidated basis) of: (a) Adjusted EBITDA for such period minus (b) to the extent not deducted in the determination of Adjusted EBITDA, the sum of the following: (i) interest paid or accrued in such period (but not including amortization of deferred transaction costs or other non-cash interest expense); (ii) capital expenditures during such period (other than, if in excess of a certain amount, any thereof financed with the proceeds of permitted debt, and any thereof financed with equity or from the proceeds of permitted asset sales or casualty events); (iii) payments made for permitted acquisitions (other than any thereof financed with the proceeds of permitted debt or equity); (iv) certain other permitted investments; (v) scheduled principal payments, if any, during such period; (vi) mandatory prepayments required under the new credit facility made during such period, other than mandatory prepayments of swing line loans and prepayments made to finance our investment in RTFC subordinated capital certificates; (vii) cash taxes paid during such period; (viii) costs and expenses associated with any permitted securities offering, investment, acquisition or debt offering (in each case, whether or not successful); and (ix) the cash cost of any extraordinary or unusual losses during such period; plus (c) to the extent not included in the determination of Adjusted EBITDA, interest and dividends received in cash.

•	Under the new credit facility, we may only pay dividends if our total leverage ratio for the most recently ended fiscal quarter is equal to or less than 5.0 to 1.0.

•	We are prohibited from paying dividends if an event of default under the new credit facility has occurred and is continuing. In particular, it will be an event of default if:

(a) our total leverage ratio, as defined above, exceeds 5.25 to 1.0; or

(b) our interest coverage ratio for the four-quarter period ended on the last day of any fiscal quarter on or prior to March 31, 2006, is less than 2.50 to 1.0, and thereafter 2.75 to 1.0.

Senior Notes

The indenture that governs the senior notes we issued simultaneously with the closing of the Offering contains restrictions on the payment of dividends that are no more restrictive than those contained in our new credit facility.

Dividends

In connection with the Offering, our board of directors adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our stockholders, rather than retaining all such cash for other purposes. Since the Offering, our board of directors approved dividends of $1.26 per share to shareholders. This dividend consisted of a partial, prorated dividend for the first quarter of 2005. In accordance with this dividend policy, we intend to continue to pay quarterly dividends at an annual rate of $1.44 per share. We expect the aggregate annual impact of this dividend policy to be approximately $102.0 million. The cash requirements of the dividend policy are in addition to the debt service requirements discussed in “Outstanding Debt and Existing Financing Arrangements.” We expect that the cash requirements discussed here and in “Outstanding Debt and Existing Financing Arrangements” will be funded through cash flow generated from the operations of our business.

Recent Accounting Pronouncements

In January 2004, FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) in the accounting for post-retirement health care plans under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosures related to plans required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, FSP 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-2 provides guidance that measures the accumulated post-retirement benefit obligation (“APBO”) and net periodic postretirement benefit cost on or after the date of enactment. FSP 106-2 is effective for the first interim or annual period beginning after June  15, 2004. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Due to the levels of benefits provided under our health care plans, we have concluded that our health care plans are at least “actuarially equivalent” to Medicare Part D. We have elected not to apply for the federal subsidy, as the benefit to our results of operations would be minimal. See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of postretirement benefits.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, we will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. We will adopt the provisions of SFAS No. 123 revision in the first quarter of 2006. We do not expect the adoption will have a material impact on our financial position or results of operation.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS 154 was issued. We do not expect that SFAS 154 will have a significant effect on our financial condition or results of operations upon its adoption.

Contractual and Other Obligations

In addition to the above financing arrangements, we have commitments under certain contractual arrangements to make future payments for goods and services. These commitments secure the future rights to various assets and services to be used in the normal course of operations. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. In accordance with current accounting rules, the future rights and obligations pertaining to such firm commitments are not reflected as assets or liabilities on the Consolidated Balance Sheets. The following table summarizes our contractual and other obligations at December 31, 2005, and the effect such obligations are expected to have on liquidity and cash flow in future periods:

	Payment Due by Period(1)
	2006	2007-2008	2009-2010	Thereafter	Total
	(Dollars in thousands)

Contractual obligations(2)	$48,289	$56,076	$2,210	$972	$107,547
Long-term debt obligations(3)	78,769	157,418	157,418	1,358,324	1,751,929
Operating lease obligations(4)	2,336	3,744	2,927	228	9,235

Total contractual cash obligations	$129,394	$217,238	$162,555	$1,359,524	$1,868,711

(1)	Does not include an estimate for income taxes, cash contributions to our pension plan and cash contributions to our post-retirement medical plan which we are required or may be required to make but not required to include in the table above.

(2)	Our contractual obligations represent our required capital investment in New Mexico, officers’ salaries under employment agreements, $2.0 million of Offering bonuses under employment agreements, capital expenditure commitments and payments to third party service providers.

(3)	The long-term debt obligations represent our cash debt service obligations, including both principal and estimated interest. In determining the interest portion on our variable interest rate debt, we used the weighted average interest rate as of the end of the applicable period.

(4)	Operating lease obligations represent the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005.

There have been no material changes outside of the ordinary course of business to our contractual and other obligations since December 31, 2005.

Off-Balance Sheet Arrangements

Except as noted in the table above under “Contractual and Other Obligations,” we have no material off-balance sheet obligations.

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

At December 31, 2004, we had total debt of $1,601.0 million, consisting of both fixed and variable debt with weighted average interest rates of 7.3%. Substantially all of our debt balances were scheduled to mature 2011 through 2012. As a result of the debt recapitalization that occurred November 10, 2004, the fair value of our debt approximated its carrying value.

At December 31, 2005, we had total debt of $1,180.6 million, consisting of both fixed and variable debt with weighted interest rates ranging from 5.8% to 7.8%. Approximately $780.6 million of our debt matures in 2012 and $400.0 million matures in 2015. In February 2005, we completed the Offering and issuance of 7 3/4% senior notes for net proceeds of approximately $801.0 million. We used the proceeds from the Offering and the issuance of senior notes to repay certain indebtedness that was outstanding at December 31, 2004 and related transaction costs. The fair value of our debt based on current prevailing rates and quoted market prices is $1,196.6 million at December 31, 2005.

At December 31, 2005, we had approximately $725.0 million of variable rate debt. If market interest rates increase 100 basis points within the next year over the rates in effect at December 31, 2005, annual interest expense would increase $3.9 million. The increase in interest expense is impacted by our interest rate caps and swaps that are currently in effect or will be in effect over the next year. We are charged interest on our variable rate debt, as defined in our Amended and Restated Credit Agreement, based on LIBOR, plus

1.75%, or an applicable base rate plus 0.75%. The three-month LIBOR rate for the year ended December 31, 2005 ranged from 2.6% to 4.5%.

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

The following represents a summary of the Agreements (dollars in thousands):

					December 31, 2005
	Effective	Maturity	Notional	Cap Rate or	Fair Value Asset
Instrument	Date	Date	Amount	Pay Rate	(Liability)

Interest rate cap	03/31/05	03/31/06	$450,000	5.0%	$—
	03/31/06	03/30/07	50,000	5.0	53
	03/31/06	03/31/08	100,000	5.0	403
Interest rate swap	03/31/06	03/31/08	75,000	4.5	345
	03/31/06	03/31/08	75,000	4.6	310
	03/31/06	03/31/09	50,000	4.2	844
	03/31/06	03/31/10	100,000	4.7	177
	03/30/07	03/31/08	30,000	4.7	13
	03/31/08	03/31/09	180,000	4.3	816

Our interest rate caps are not treated as hedges as prescribed by the accounting literature; therefore, the fair value of the instruments is recorded each reporting period on the Consolidated Balance Sheets with the change in fair value recorded in the Consolidated Statements of Operations in “Gain (loss) on interest rate hedging arrangements.” The interest rate swaps effectively convert our variable rate debt to fixed rate debt. Our interest rate swap agreements qualify for hedge accounting under SFAS No. 133; therefore, they are carried at fair market value and are included on the Consolidated Balance Sheets with changes in fair value recorded as “Other comprehensive income (loss)” in the accompanying Consolidated Statements of Operations. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

The information called for by this Item is contained in a separate section of this annual report on Form 10-K. See “Index of Financial Statements and Schedule” (page F-1).

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2005 to ensure that information relating to the Company and the company’s consolidated subsidiaries required to be disclosed in the company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in the company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

A list of our executive officers and biographical information appears in Part I, Item I of this annual report on Form 10-K.

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

The remaining information required by this Item is incorporated by reference to Valor’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Valor Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the Valor Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Valor Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the Valor Proxy Statement. See also Note 18 to the Consolidated Financial Statements.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Valor Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule.

3.  Exhibits:

2.1	Agreement and Plan of Merger, dated as of December 8, 2005, among Alltel, Alltel Holding Corp. (“Spinco”) and Valor Communications Group, Inc.†
4.1	Indenture, dated February 14, 2005, among Valor Communications Group, Inc., the guarantors thereto and The Bank of New York, as Trustee.††
4.2	Form of Senior Subordinated Note (included in Exhibit 4.1).††
4.3	Registration Rights Agreement, dated February 14, 2005, by and among Valor Telecommunications Enterprises, LLC, Valor Telecommunications Enterprises Finance Corp., the Guarantors named therein and the Initial Purchasers (as defined therein).††
10.1	Amended and Restated Credit Agreement, dated as of February 14, 2004, among Valor Telecommunications Enterprises, LLC as Borrower, Valor Communications Group, Inc. and certain of its subsidiaries, as Guarantors, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Chase Bank, National Association and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, CIBC World Markets Corp. and Wachovia Bank, N.A., as Documentation Agents and the Lenders party thereto.††
10.2	Amendment No. 1, dated August 9, 2005, to the Amended and Restated Credit Agreement dated February 14, 2005.*
10.3	Valor Communications Group, Inc. 2005 Incentive Compensation Plan.††
10.4	Amended & Restated AT&T Master Carrier Agreement, dated as of March 29, 2005, between Valor Telecommunications of Texas L.P. and AT&T Corp.††
10.5	Collective Bargaining Agreement made as of March 1, 2005 between Valor Telecommunications of Texas, LP, or their successors and Communications Workers of America and the employees of the Company in the Bargaining Unit.*
10.6	Form of Employment Agreement by and between Valor Communications Group, Inc., Valor Telecommunications, LLC and Jerry E. Vaughn.**
10.7	Third Amendment to Wholesale Solutions Switched Services Agreement, dated November 8, 2005, by and between Sprint Communications Company L.P. and Valor Telecommunications Enterprises, LLC.****
10.8	Voting Agreement, dated as of December 8, 2005, by and among Alltel Holding Corp. and certain shareholders of Valor Communications Group, Inc.†
10.9	Amendment No. 15 to the Telecommunications Services Agreement, dated as of November 15, 2004, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.****
10.10	Amendment No. 16 to the Telecommunications Services Agreement, dated as of April 6, 2005, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.****

10.11	Eleventh Amendment, dated as of March 31, 2005 to the Sprint Wholesale Services Data and Private Line Agreement between Sprint Communications Company L.P. and Valor Telecommunications Enterprises, LLC.****
21.1	Subsidiaries of the registrant.***
31.1	Certification Statement of Chief Executive Officer of Valor Communications Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Statement of Chief Financial Officer of Valor Communications Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of Chief Executive Officer of Valor Communications Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Statement of Chief Financial Officer of Valor Communications Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to Form 8-K of ALLTEL Corporation filed with the Securities and Exchange Commission on December 9, 2005

††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

*	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005

**	Incorporated by reference to the Registrant’s Report on Form 8-K filed on September 19, 2005

***	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on May 13, 2005 (Reg. No. 333-124917)

****	A request for confidential treatment was filed for portions of this document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission as required by Rule 406.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALOR COMMUNICATIONS GROUP, INC.

By:	/s/ John J. Mueller
John J. Mueller
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. de Nicola Anthony J. de Nicola	Chairman of the Board	February 27, 2006

/s/ Kenneth R. Cole Kenneth R. Cole	Vice Chairman of the Board	February 27, 2006

/s/ John J. Mueller John J. Mueller	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2006

/s/ Jerry E. Vaughn Jerry E. Vaughn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2006

/s/ Randal S. Dumas Randal S. Dumas	Vice President and Controller (Principal Accounting Officer)	February 27, 2006

/s/ Sanjay Swani Sanjay Swani	Director	February 27, 2006

/s/ Edward J. Heffernan Edward J. Heffernan	Director	February 27, 2006

/s/ Stephen Brodeur Stephen Brodeur	Director	February 27, 2006

/s/ M. Ann Padilla M. Ann Padilla	Director	February 27, 2006

Signature	Title	Date

/s/ Edward L. Lujan Edward L. Lujan	Director	February 27, 2006

/s/ Federico F. Peña Federico F. Peña	Director	February 27, 2006

/s/ Michael E. Donovan Michael E. Donovan	Director	February 27, 2006

/s/ Norman W. Alpert Norman W. Alpert	Director	February 27, 2006

ANNUAL REPORT ON FORM 10-K
ITEMS 8 AND 15(a)
INDEX OF FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Valor Communications Group, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of Valor Communications Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Valor Communications Group, Inc. and subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 21 to the financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations to conform to Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.”

/s/  Deloitte & Touche LLP

Dallas, Texas
February 24, 2006

Valor Communications Group, Inc.

Consolidated Balance Sheets

	December 31,
	2004	2005
	(Dollars in thousands, except par value)

ASSETS
Current assets
Cash and cash equivalents	$17,034	$64,178
Accounts receivable:
Customers, net of allowance for doubtful accounts of $1,833 and $2,062, respectively	26,602	25,333
Carriers and other, net of allowance for doubtful accounts of $881 and $954, respectively	36,155	34,640
Materials and supplies, at average cost	1,400	1,418
Other current assets	8,821	10,306

Total current assets	90,012	135,875

Net property, plant and equipment	749,984	717,529

Investments and other assets
Goodwill	1,058,235	1,057,007
Other	72,936	52,370

Total investments and other assets	1,131,171	1,109,377

TOTAL ASSETS	$1,971,167	$1,962,781

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$1,801	$59
Accounts payable	5,847	6,621
Notes payable	1,893	—
Accrued expenses and other current liabilities:
Taxes	13,505	10,760
Salaries and benefits	15,135	13,679
Interest	5,471	13,705
Dividend payable	—	25,138
Other	15,564	15,405
Advance billings and customer deposits	15,700	14,892

Total current liabilities	74,916	100,259

Long-term debt	1,599,177	1,180,555

Deferred credits and other liabilities	38,698	110,199

Redeemable preferred interests	236,129	—

Redeemable preferred interests of subsidiary	15,776	—

Total liabilities	1,964,696	1,391,013

Commitments and contingencies (see Note 10)
Stockholders’ equity
Class A common interests, no par or stated value, 500,000,000 interests authorized, 65,568,694 issued and 65,534,944 outstanding at December 31, 2004	64,633	—
Class B common interests, no par or stated value, 5,184,255 interests authorized, 5,056,755 issued and outstanding at December 31, 2004	—	—
Class C interests, no par or stated value, 50,000,000 interests authorized, 46,000,000 issued and outstanding at December 31, 2004	29,542	—
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 71,134,034 shares issued and 71,130,634 shares outstanding at December 31, 2005	—	7
Additional paid-in capital	—	918,929
Treasury stock, 33,750 Class A common interests at December 31, 2004 and 3,400 shares of common stock at December 31, 2005, at cost	(34)	(46)
Accumulated other comprehensive loss	(7,894)	(7,304)
Deferred equity compensation	—	(18,502)
Accumulated deficit	(79,776)	(321,316)

Total stockholders’ equity	6,471	571,768

TOTAL LIABILITIES AND EQUITY	$1,971,167	$1,962,781

See accompanying notes to consolidated financial statements.

Valor Communications Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands, except per owner unit and per share amounts)

Operating revenues	$497,334	$507,310	$505,894
Operating expenses
Cost of service (exclusive of depreciation and amortization shown separately below)	106,527	104,934	107,581
Selling, general and administrative (exclusive of non-cash stock compensation shown separately below)	126,896	137,459	126,946
Non-cash stock compensation	—	1,345	12,699
Asset impairment	—	—	1,696
Depreciation and amortization	81,638	86,451	89,928

Total operating expenses	315,061	330,189	338,850

Operating income	182,273	177,121	167,044
Other income (expense)
Interest expense	(119,185)	(110,287)	(83,154)
Loss on interest rate hedging arrangements	(2,113)	(126)	(399)
Earnings from unconsolidated cellular partnerships	3,258	1,113	421
Impairment on investment in cellular partnerships	—	(6,678)	(2,339)
Loss on debt extinguishment	—	(62,975)	(29,262)
Other income and (expense), net	(3,376)	(25,116)	(1,898)

Total other income (expense)	(121,416)	(204,069)	(116,631)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	60,857	(26,948)	50,413
Income tax expense	2,478	665	14,329

Income (loss) from continuing operations before minority interest and cumulative effect of change in accounting principle	58,379	(27,613)	36,084
Minority interest	(254)	(142)	(468)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	58,125	(27,755)	35,616
Discontinued operations	108	—	—

Income (loss) before cumulative effect of change in accounting principle	58,233	(27,755)	35,616
Cumulative effect of change in accounting principle, net of tax of $156	—	—	(269)

Net income (loss)	58,233	(27,755)	35,347
Other comprehensive income (loss)
Minimum pension liability adjustment, net of tax	(2,813)	(523)	(992)
Interest rate hedging arrangements, net of tax	—	—	1,582

Comprehensive income (loss)	$55,420	$(28,278)	$35,937

Earnings (losses) per owners’ unit (see Note 13):
Basic and diluted income (loss) from continuing operations:
Class A and B common interests	$0.73	$(0.09)	$0.09
Class C interests	$0.15	$(0.46)	$0.01
Basic and diluted net income (loss):
Class A and B common interests	$0.73	$(0.09)	$0.09
Class C interests	$0.15	$(0.46)	$0.01

Earnings per common share — basic (see Note 13):
Earnings per share from continuing operations	$—	$—	$0.42
Loss per share from cumulative effect of accounting change	$—	$—	$—
Earnings per share	$—	$—	$0.42
Earnings per common share — diluted (see Note 13):
Earnings per share from continuing operations	$—	$—	$0.42
Loss per share from cumulative effect of accounting change	$—	$—	$(0.01)
Earnings per share	$—	$—	$0.41

Cash dividends declared per share:	$—	$—	$1.26

See accompanying notes to consolidated financial statements.

Valor Communications Group, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2004	2005
	(Dollars in thousands)

Operating activities
Net income (loss)	$58,233	$(27,755)	$35,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,638	86,451	89,928
Loss on debt extinguishment	—	62,975	29,262
Deferred income taxes	450	203	14,174
Income from discontinued operations	(108)	—	—
Amortization of debt issuance costs	8,105	7,399	3,690
Expense incurred related to cash payment to minority shareholders in connection with reorganization	—	17,988	—
Non-cash interest expense	17,788	—	—
Non-cash unrealized (gain) loss on interest rate hedging arrangements	(8,487)	(8,867)	399
Earnings from unconsolidated cellular partnerships	(3,258)	(1,113)	(421)
Asset impairment	—	—	1,696
Impairment on investment in cellular partnerships	—	6,678	2,339
Provision for doubtful accounts receivable	3,298	4,438	6,073
Non-cash stock compensation	—	1,345	12,699
Redeemable preferred interests of subsidiary	3,314	231	—
Minority interest	254	142	468
Cumulative effect of change in accounting principle, net of tax	—	—	269
Changes in current assets and current liabilities:
Accounts receivable	3,786	(6,295)	(3,152)
Accounts payable	(6,668)	(8,611)	774
Accrued interest	(401)	2,281	8,234
Other current assets and current liabilities, net	3,316	6,556	(2,937)
Other, net	4,805	(330)	(7,751)

Net cash provided by operating activities from continuing operations	166,065	143,716	191,091

Investing activities
Acquisition, net of cash acquired	—	(1,500)	—
Additions to property, plant and equipment	(69,850)	(65,525)	(57,385)
Redemption of RTFC capital certificate	—	31,111	24,445
Other, net	3,551	1,056	203

Net cash used in investing activities from continuing operations	(66,299)	(34,858)	(32,737)

Financing activities
Proceeds from issuance of debt	61,500	1,359,000	400,000
Repayments of long-term debt	(161,549)	(1,223,249)	(820,364)
Notes payable, net	1,742	(8,273)	(1,893)
Proceeds from issuance of common stock, net of offering costs	—	—	411,257
Cash dividends paid	—	—	(62,433)
Prepayment fees paid in connection with the repayment of debt	—	(11,376)	(19,393)
Redemption of redeemable preferred interests	—	(134,102)	—
Redemption of Class C interests	—	(16,458)	—
Cash payment to preferred and common minority shareholders in connection with reorganization	—	(18,646)	—
Redemption of redeemable preferred interests in subsidiary	—	(8,791)	—
Payment of debt issuance costs	(1,158)	(31,330)	(17,530)
Other, net	—	—	(854)

Net cash used in financing activities from continuing operations	(99,465)	(93,225)	(111,210)

Net increase in cash and cash equivalents from continuing operations	301	15,633	47,144
Net operating cash used in discontinued operations	(176)	(13)	—

Net increase in cash and cash equivalents	125	15,620	47,144
Cash and cash equivalents at beginning of period	1,289	1,414	17,034

Cash and cash equivalents at end of period	$1,414	$17,034	$64,178

See accompanying notes to consolidated financial statements.

Valor Communications Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2003, 2004 and 2005

											Accumulated
Owner Units			Shares		Owners’ Interests						Other			Total
Class A	Class B		Common		Class A	Class B		Common	Additional	Treasury	Comprehensive	Deferred Equity	Accumulated	Stockholders’
Common	Common	Class C	Stock		Common	Common	Class C	Stock	Paid-in Capital	Stock	Loss	Compensation	Deficit	Equity
(Units and shares in thousands)					(Dollars in thousands)

65,535	5,057	46,000	—	Balance, January 1, 2003	$64,633	$—	$46,000	$—	$—	$(34)	$(4,558)	$—	$(111,599)	$(5,558)
—	—	—	—	Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(2,813)	—	—	(2,813)
—	—	—	—	Net income	—	—	—	—	—	—	—	—	58,233	58,233

65,535	5,057	46,000	—	Balance, December 31, 2003	$64,633	$—	$46,000	$—	$—	$(34)	$(7,371)	$—	$(53,366)	$49,862
—	—	—	—	Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(523)	—	—	(523)
—	—	—	—	Redemption of Class C interests	—	—	(16,458)	—	—	—	—	—	—	(16,458)
—	—	—	—	Stock compensation expense	—	—	—	—	—	—	—	—	1,345	1,345
—	—	—	—	Net loss	—	—	—	—	—	—	—	—	(27,755)	(27,755)

65,535	5,057	46,000	—	Balance, December 31, 2004	$64,633	$—	$29,542	$—	$—	$(34)	$(7,894)	$—	$(79,776)	$6,471
(65,535)	(5,057)	(46,000)	39,538	Exchange of owners’ interests for common stock related to reorganization	(64,633)	—	(29,542)	4	533,675	34	—	—	(246,563)	192,975
—	—	—	29,375	Issuance of common stock through initial public offering, net of offering costs	—	—	—	3	411,254	—	—	—	—	411,257
—	—	—	—	Dividend on common stock	—	—	—	—	(58,834)	—	—	—	(28,737)	(87,571)
—	—	—	2,218	Issuance of restricted stock, net of forfeitures	—	—	—	—	32,834	(46)	—	(31,201)	(1,587)	—
—	—	—	—	Amortization of deferred equity compensation, restricted stock	—	—	—	—	—	—	—	12,699	—	12,699
—	—	—	—	Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(992)	—	—	(992)
—	—	—	—	Interest rate swaps, net of tax	—	—	—	—	—	—	1,582	—	—	1,582
—	—	—	—	Net income	—	—	—	—	—	—	—	—	35,347	35,347

—	—	—	71,131	Balance, December 31, 2005	$—	$—	$—	$7	$918,929	$(46)	$(7,304)	$(18,502)	$(321,316)	$571,768

See accompanying notes to consolidated financial statements.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per owner unit and per share amounts)

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

The Company was created in 1999 for the purpose of acquiring three groups of rural local telephone exchange properties clustered in New Mexico, Oklahoma, Arkansas and Texas from GTE Southwest Corporation (“GTE”). The Company purchased all of the GTE access lines in Oklahoma and New Mexico, and approximately 15% of GTE’s access lines in Texas. A portion of the access lines acquired in Texas is physically located in Texarkana, Arkansas. In addition to local exchange services, the Company also offers long distance and Internet access service through other subsidiaries. On January 31, 2002, the Company acquired Kerrville Communications Corporation, Inc. (“KCC”) and has included the operating results of KCC in its consolidated results since the date of acquisition.

As previously announced on December 9, 2005, the board of directors of Valor unanimously approved a strategic merger that will combine Valor and the wireline telecommunications business of Alltel. Pursuant to the Agreement and Plan of Merger Valor entered into on December 8, 2005 with Alltel and Alltel Holding Corp. (which is referred to as “Spinco”), Spinco will merge with and into Valor and Valor will survive as a stand-alone company and will hold and conduct the combined business operations of Valor and Spinco. The merger will take place immediately after Alltel contributes the assets making up its wireline telecommunications business to Spinco and distributes the common stock of Spinco to its stockholders. In the merger, each share of Spinco common stock will be converted into the right to receive approximately 1.04 shares of Valor common stock. Existing shares of Valor common stock will remain outstanding. Following completion of the merger, the separate existence of Spinco will cease. Valor expects to issue approximately 403 million shares of common stock to Alltel stockholders in the merger. However, this amount is subject to change as a result of compensatory equity grants and other issuances of Valor common stock. Valor also expects to assume approximately $4,000,000 in outstanding debt in the merger. Immediately following the merger, Valor expects to change its name and that its common stock will be quoted on the New York Stock Exchange under that new name and with a new ticker symbol, each of which has yet to be determined. When the merger is completed, Alltel stockholders will together own approximately 85%, and Valor’s stockholders will own approximately 15%, of the shares of common stock in that entity on a fully diluted basis. The composition of the senior management and board of directors of the combined business will be largely determined by Alltel. While the Company is the legal acquirer and the surviving entity in this transaction, Alltel’s wireline business will be deemed to be the accounting acquirer in a transaction treated for accounting purposes as a reverse acquisition. The historical financial statements of Valor Communications Group, Inc. after the close of the merger will be those of Alltel’s wireline business. The merger is subject to both regulatory and shareholder approval and is expected to close in mid-2006.

On February 9, 2005, the Company completed its initial public offering (“Offering”) through registering 29,375,000 shares of common stock for net proceeds of $411,257. Concurrent with the Offering, the Company issued $400,000 principal amount of 7 3/4% senior notes due in 2015 for net proceeds of approximately $389,700. The proceeds from the Offering and the issuance of the senior notes were used to repay the second lien loan, senior subordinated loan, a portion of the existing credit facility and associated fees and expenses.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Offering, certain of the Company’s stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the Offering price less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full. The Company received no proceeds from the over-allotment exercise.

Immediately prior to and in connection with the Offering, the Company consummated a reorganization pursuant to which the existing equity holders contributed all their equity interests in VTC and VTS to Valor in exchange for 39,537,574 shares of Valor common stock in the aggregate.

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

Revenues for providing usage based services, such as per-minute long distance service and access charges billed to long distance companies for originating and terminating long distance calls on the Company’s network, are billed in arrears. Revenues for these services are recognized in the month services are rendered.

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

Allowance for doubtful accounts — In evaluating the collectibility of accounts receivable, the Company assesses a number of factors, including a specific customer’s or carrier’s ability to meet their financial obligations, the length of time the receivable has been past due and historical collection experience. Based on these assessments, the Company recorded both specific and general reserves for uncollectible accounts receivable to the amount the Company ultimately expects to collect from customers and carriers. If circumstances change or economic conditions worsen such that the past collection experience is no longer relevant, the Company’s estimate of the recoverability of accounts receivable could be further reduced from the levels reflected in the Company’s Consolidated Balance Sheets.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Non-telephone property is depreciated on a straight-line basis. When these assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed and any gains or losses on disposition are recognized.

Property, plant and equipment, as well as other long-lived assets, are evaluated for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or circumstances indicate that the carrying value may not be recoverable.

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

Pension and Postretirement Benefit Obligations — The Company maintains defined benefit pension plans covering the majority of its employees, which provide benefit payments to vested participants upon retirement. The Company also provides certain postretirement healthcare and life insurance benefits to eligible employees. These pension and other postretirement benefit plans are accounted for in accordance with SFAS 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (“SFAS 106”) which require costs and the related obligations and assets arising from the pension and other postretirement benefit plans to be accounted for based on actuarially determined estimates. The plans use different factors, including age, years of service and eligible compensation, to determine the benefit amount for eligible participants. The Company funds its pension plans in compliance with applicable laws. See Note 9 for further discussion of the Company’s pension and postretirement plans.

Income Taxes — As a result of the Company’s reorganization that occurred in connection with the Company’s Offering in 2005, all of the Company’s operations with Valor and VTC became reportable in a consolidated corporate federal income tax return. Accordingly, since the Offering, the financial statement provision for the Company’s income taxes includes federal income taxes currently payable and those deferred due to temporary differences between the financial statement and tax bases of assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These differences result from the use of different accounting methods for financial and tax reporting purposes principally with respect to depreciable assets, materials and supplies, revenue recognition and pension and postretirement costs. The Company periodically evaluates its deferred tax assets in the various taxing jurisdictions in which it operates and records any related valuation allowance based on the estimate of the amount of such deferred tax assets which the Company believes is more likely than not that such assets will not be realized.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Segment Reporting — The Company has two operating segments, rural local exchange carrier (“RLEC”) and Other.

As an RLEC, the Company provides regulated telecommunications services to customers in its service areas. These services include local calling services to residential and business customers, as well as providing interexchange carriers (“IXC”) with call origination and termination services, on both a flat-rate and usage-sensitive basis, allowing them to complete long distance calls for their customers who reside in the Company’s service areas.

In Other, the Company provides unregulated telecommunications services to customers throughout its RLEC service areas. These services include long distance and Internet services. Long distance is provided through resale agreements and national long distance carriers.

The Company has considered the aggregation criteria in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” and determined that these operating segments are similar in respect to:

•	the nature of the services;

•	their processes;

•	the type or class of customer for these services;

•	the methods used to provide these services; and

•	the nature of the overall regulatory environment.

In addition to the above criteria, the Company believes the economic characteristics of the two operating segments, as well as their expected future performance, to be similar, and accordingly, has aggregated the two operating segments into a single reportable segment.

Equity Method Investments — Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. The Company periodically assesses its investments to determine if an other than a temporary decline in the value of the investment has occurred. If such a decline has occurred and the carrying value is less than the fair value, the Company will recognize a loss on the investment. In the 2004 and 2005, the Company recorded impairment charges of $6,678 and $2,339, respectively, for other than temporary declines in its investments.

Earnings per common share — Subsequent to the Offering, basic earnings per share of common stock are based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share include the impact of unvested restricted stock to the extent the unvested restricted stock is dilutive.

Stock Compensation — The Company accounts for its employee stock compensation plans in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) As

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitted by SFAS 123, the Company measures compensation using the intrinsic value based method as prescribed by APB 25, but is required to make proforma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of SFAS 123” had been adopted. Under the intrinsic value method, compensation is measured as the difference between the market value of the stock on the grant date, less the amount required to be paid for the stock. The difference, if any, is charged to expense over the vesting period of the options or the restricted stock. No stock-based employee compensation cost is reflected in net income (loss) for stock options, since options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded $12,699 of non-cash stock compensation expense for the year ended December 31, 2005 related to the difference between the exercise price and the Company’s common stock price at the measurement date associated with restricted stock grants. See Note 15 for additional information. If compensation cost had been determined in accordance with SFAS 123, the Company’s net income (loss) and per owner unit and common share amounts would have been as follows:

	Year Ended December 31,
	2003	2004	2005

Net income (loss) as reported	$58,233	$(27,755)	$35,347
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(447)	(377)	(8,031)
Add: Total stock-based employee compensation expense determined under intrinsic value based method, net of tax	—	—	8,031

Pro forma net income (loss)	$57,786	$(28,132)	$35,347

Earnings (loss) per owners’ unit and common share:
Basic and diluted net income (loss) as reported:
Class A and B common interests	$0.73	$(0.09)	$0.09
Class C interests	0.15	(0.46)	0.01
Common share — basic	—	—	0.42
Common share — diluted	—	—	0.41
Basic and diluted net income (loss) pro forma:
Class A and B common interests	$0.72	$(0.10)	$0.09
Class C interests	0.15	(0.46)	0.01
Common share — basic	—	—	0.42
Common share — diluted	—	—	0.41

For the year ended December 31, 2003, the following awards were granted under the Southwest Equity Incentive Non-Qualifying Stock Option Plan:

			Weighted-	Weighted-
	Number of	Weighted-	Average	Average
	Options	Average	Fair	Intrinsic
	Granted	Exercise	Value per	Value per
Grants Made During Quarter Ended	(000s)	Price	Interest	Interest

March 31, 2003	455	$1	$1	$—
June 30, 2003	5	$1	$1	$—
September 30, 2003	—	$—	$—	$—
December 31, 2003	5	$1	$1	$—

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concurrent with the Offering, the Company completed a reorganization resulting in the cancellation of equity incentive non-qualifying stock options. There were no option grants made in 2004 or 2005.

Members of the Company’s management determined the fair value of the equity instruments issued retrospectively. The Company believes that management possesses the requisite valuation expertise to prepare a reasonable estimate of fair value of the options.

Regulatory Accounting — Certain of the Company’s operating subsidiaries, specifically the telephone operations of VTS II, prepare their financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”) The provisions of SFAS 71 require, among other things, that regulated enterprises reflect rate actions of regulators in their financial statements, when appropriate. These rate actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise. The Company periodically reviews its position as to the applicability of SFAS 71 based on the current regulatory and competitive environment.

Derivative Financial Instruments — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivative instruments, such as interest rate swaps, interest rate caps and interest rate collar agreements, be recognized on the balance sheet at fair value, regardless of the purpose or intent of holding them. In addition, SFAS No. 133 provides that for derivative instruments that qualify for hedge accounting, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Upon termination of an interest rate swap agreement, the cash received or paid that relates to the future value of the swap agreement at the termination date is a deferred gain or loss, which is recognized as a decrease or an increase to interest expense over the remaining life of the original swap agreement.

Goodwill and Intangibles — Goodwill represents the excess of cost over fair value of individual net assets acquired in business combinations accounted for under the purchase method as determined by SFAS No. 141, “Business Combinations.” SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment annually. Such an impairment review may result in future periodic write-downs charged to earnings. Goodwill and other intangible assets are stated net of accumulated amortization. See Note 5 for additional information.

Other intangible assets, consisting of the estimated fair value of certain customer lists acquired, are amortized by the straight-line method over the estimated useful life of the customer, which represents three years.

Asset Retirement Obligations — The Company accounts for asset retirement obligations as determined by SFAS No. 143, “Accounting for Asset Retirement Obligations” and Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). SFAS No. 143 and FIN 47 address financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 requires that companies recognize the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred and capitalize the expected retirement costs as part of the book value of the long-lived asset. The Company’s ARO, as determined by SFAS No. 143 and FIN 47, primarily relate to chemically treated poles and certain other assets. Historically, the Company generally has had no legal obligation to remove assets and, therefore, has not accrued a liability for anticipated removal costs. Removal costs are expensed as they are incurred. Upon adoption of FIN 47, the Company recorded a liability equal to the fair value of the estimated cost to retire the asset for those items in which there is a

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditional legal obligation associated with the retirement of tangible long-lived assets. The Company also increased the carrying amount of the related long-lived asset by an amount equal to the liability. The ARO is accreted to its present value and the capitalized costs are depreciated over the useful life of the long-lived asset. Removal costs for other long-lived assets continue to be expensed as incurred. See Note 21 for additional information.

The telephone operations of the Company’s subsidiary, VTS II, are subject to SFAS No. 71 and, therefore, have historically included a component for removal costs in excess of the related estimated salvage value even though there is no legal obligation to remove the assets. Notwithstanding SFAS No. 143, SFAS No. 71 requires the Company to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets.

Other — Advertising costs, expensed as incurred, were $1,587, $1,566 and $1,298 for the years ended December 31, 2003, 2004 and 2005, respectively.

Redeemable Preferred Interests of Subsidiary and Minority Interest — The Company allocated earnings and losses attributable to the redeemable preferred interests of subsidiary and minority interest as determined by the limited liability company agreement. A summary of the allocation terms is as follows:

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

Before the year ending December 31, 2002, the Company had incurred losses resulting in allocated losses to both common interests and redeemable preferred interests of subsidiary. As of December 31, 2003, all of the redeemable preferred interests of subsidiary’s capital account had been restored to their initial capital contribution. For the years ended December 31, 2003 and 2004, the Company allocated the following amounts to the redeemable preferred interests of subsidiary and minority interest:

	Year Ended December 31,
	2003	2004	2005

Redeemable preferred interests of subsidiary	$(3,314)	$(231)	$—
Minority interest	(254)	(142)	(468)

In April 2004, the Company repurchased certain interests from a group of individual investors who owned direct equity interest in VTS II (see Note 20). In connection with the Offering, all remaining outstanding preferred interests were exchanged for common stock of Valor.

Recent Accounting Pronouncements — In December 2004, the FASB issued a revision to SFAS 123. This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This revised Statement will apply to all awards granted after the required effective date

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and to awards modified, repurchased or canceled after that date. As of the required effective date, the Company will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures adjusted for estimated forfeitures. The Company will adopt the provisions of SFAS 123 revision in the first quarter of 2006. The Company does not expect the adoption will have a material impact on our financial position or results of operation.

In January 2004, FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”) was issued. FSP 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) in the accounting for post-retirement health care plan under SFAS 106 and in providing disclosures related to the plan required by SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” In May 2004, FSP 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-2 provides guidance that measures the accumulated post-retirement benefit obligation (“APBO”) and net periodic postretirement benefit cost on or after the date of enactment. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (“Medicare Part D”), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Due to the levels of benefits provided under the Company’s health care plans, the Company has concluded that its health care plans are at least “actuarially equivalent” to Medicare Part D. The Company has elected not to apply for the federal subsidy, as the benefit to its results of operations would be minimal.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and error corrections made in years beginning after the date that SFAS 154 was issued. The Company does not expect that SFAS 154 will have a significant effect on its financial condition or results of operations upon its adoption.

Reclassification — The Company reclassified certain prior year amounts to conform to current year presentation.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Other Current Assets

Other current assets consist of the following:

	December 31,
	2004	2005

Deferred service activation costs	$3,982	$3,109
Income tax receivable	1,327	1,172
Deferred income taxes	—	3,733
Other	3,512	2,292

Total	$8,821	$10,306

(4)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Weighted Average	December 31,
	Life in Years	2004	2005

Land	—	$4,621	$4,621
Buildings and leasehold improvements	28	84,304	84,587
Central office equipment	9	329,651	343,648
Outside communications plant	17	571,295	594,973
Furniture, vehicles and other equipment	4	53,387	54,015
Construction in progress	—	5,269	8,093

		1,048,527	1,089,937
Less accumulated depreciation		(298,543)	(372,408)

Property, plant and equipment, net		$749,984	$717,529

The above table references the weighted average depreciable life of the Company’s property, plant and equipment. For the majority of its property, plant and equipment, the Company calculates depreciation expense based on its estimate of the useful life of the assets. Certain of the Company’s total property, plant and equipment are accounted for under the requirements of SFAS No. 71. SFAS No. 71 allows the Company to depreciate its assets over useful lives as prescribed by regulatory authorities, which can exceed the estimated useful lives of the assets.

Included in the furniture, vehicles and other equipment amount at December 31, 2004 is $7,793, for vehicles under capital leases. The related accumulated depreciation for these leases is $3,993 at December 31, 2004. In the first quarter of 2005, the Company paid all outstanding capital lease obligations in full.

Depreciation expense was $81,638, $86,295 and $89,673 for the years ended December 31, 2003, 2004 and 2005, respectively, and is included in “Depreciation and amortization” in the Company’s Consolidated Statements of Operations. Depreciation expense for 2003 and 2004 includes $1,350 and $1,604 respectively, related to assets acquired under capital lease obligations.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Investments and Other Assets

Investments and other assets consist of the following:

	December 31,
	2004	2005

Goodwill	$1,058,235	$1,057,007
RTFC equity certificates	31,718	7,704
Unamortized debt issuance costs	26,696	30,667
Investments in cellular partnerships	10,518	7,402
Other	4,004	6,597

Total	$1,131,171	$1,109,377

The Company’s goodwill primarily represents the excess price paid by the Company over the fair value of the tangible and intangible assets and liabilities of the telephone operating properties purchased in Oklahoma, New Mexico, Arkansas and Texas on the date of acquisition net of accumulated amortization of $74,429. In November 2004, the Company acquired certain high-speed and dial-up Internet assets, along with the related customers and revenues. The purchase price consisted of $1,500 in cash and assumption of $400 of liabilities. The Company performed a preliminary purchase price allocation which resulted in goodwill of $1,228. During 2005, the Company finalized their purchase price allocation resulting in an increase of $146 of tangible assets and a corresponding decrease in goodwill.

The Company evaluates the carrying value of its RLEC reporting unit goodwill as of September 30 of each year and at other times during each year when events or changes in circumstances indicate an impairment may exist. Prior to our November 2004 acquisition, the Company only had goodwill at the RLEC reporting unit. As part of the evaluation, the Company compares the reporting unit’s carrying value, including goodwill, with its fair value to determine whether an impairment exists. If the net carrying value, including goodwill, is in excess of the respective fair value, then no impairment is considered to exist. If the fair value of the reporting unit is less then the carrying value, including goodwill, then a goodwill impairment loss would be recognized equal to the excess, if any, of the net carrying value of the reporting unit goodwill over its implied fair value, not to exceed the carrying value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill would be the amount equal to the excess of the estimated fair value of the reporting unit over the amount that would be allocated to the tangible and intangible net assets of the reporting unit, including unrecognized intangible assets, as if such reporting unit had been acquired in a purchase business combination accounted for in accordance with GAAP as of the date of the impairment testing.

In determining the estimated fair value for each reporting unit, the Company discounts future cash flow projections to determine if the goodwill can be recovered. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Upon completion of its annual assessment for the RLEC reporting unit in the third quarters of 2004 and 2005, the Company determined that no write-down in the carrying value of the goodwill was required. In the fourth quarter of 2005, the Company assessed the recoverability of its goodwill carrying value associated with its Other reporting unit. Based on this analysis, the Company determined the value of the goodwill would not be recoverable and recorded an impairment charge of $1,082.

In accordance with the terms of the Rural Telephone Finance Cooperative (“RTFC”) loans, the Company was required to purchase an equity certificate in RTFC equal to approximately 10% of the total amount borrowed from the RTFC. RTFC provided a loan to finance the purchase of the equity certificate. The funds invested in this equity certificate will be refunded to the Company upon repayment of the outstanding loan balance. The RTFC certificate is not marketable and is carried at cost. As a member of RTFC, the Company

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receives non-cash patronage capital certificates based on RTFC earnings. During the years ended December 31, 2004 and 2005, the Company recorded patronage capital certificates with a present value of $404 and $281, respectively. These non-cash patronage capital certificates will accrue interest on a monthly basis and will be redeemed for approximately $1,304 and $731 in the years 2019 and 2020, respectively. In connection with the debt recapitalization in 2004 (see Note 6) and the Offering in 2005, the Company redeemed $31,111 and $24,445, respectively, of RTFC capital certificates.

As a result of amending the terms of its credit facilities in 2003, 2004 and 2005, the Company expensed $555, $44,827 and $9,869 respectively, of its previously deferred debt issuance costs. In addition, in 2004 and 2005 the Company deferred an additional $23,948 and $17,530, respectively, of new debt issuance costs incurred as a result of the debt recapitalization and the credit facility amendment in connection with the Offering, respectively. Debt issuance costs are amortized utilizing the effective interest rate method over the term of the related debt. Amortization expense is expected to be approximately $3,780 in 2006, $4,009 in 2007, $4,255 in 2008, $4,519 in 2009 and $4,686 in 2010.

Investments in cellular partnerships represent the Company’s 32% ownership in both CGKC&H and CGKC&H #2. The Company accounts for its investments using the equity method of accounting. Income taxes on the Company’s equity in earnings of the partnerships are included in the Company’s provision for federal income taxes. In 2004, a wireless competitor began constructing facilities in areas serviced by the Company’s unconsolidated cellular partnerships. This has resulted in a significant decrease in roaming revenue further decreasing the Company’s earnings from unconsolidated cellular partnerships. In light of the financial results of the cellular partnerships, the Company assessed recoverability of the investments in unconsolidated cellular partnerships, which resulted in an impairment charge of $6,678 in the third quarter of 2004. One of the Company’s cellular partnerships continued to experience a significant decline in roaming revenues in 2005. Due to the financial results of this cellular partnership through September 30, 2005, the Company recorded an impairment charge of $2,339 in its Consolidated Statements of Operations.

(6)	Long Term Debt

Long-term debt outstanding is as follows:

	December 31,
	2004	2005

6.0%* Senior Credit Facilities, due 2012	$1,197,075	$780,555
7.75% Senior Notes, due 2015	—	400,000
10.1% Second Lien, due 2011	265,000	—
12.9% Subordinated Debt, due 2012	135,000	—
5.4% Leases, due in installments through 2009	3,512	—
6.0%* Other debt, due in installments through 2006	391	59

Total long-term debt	1,600,978	1,180,614
Less current maturities	(1,801)	(59)

Long-term debt, excluding current maturities	$1,599,177	$1,180,555

*	weighted average interest rate at December 31, 2005

Debt Recapitalization

On November 10, 2004, the Company completed its debt refinancing and entered into a new $1,300,000 senior credit facility consisting of a $100,000 senior secured revolving facility and a $1,200,000 term loan. The term loan consists of $900,000 of Tranche B, $270,000 of Tranche C and $30,000 of Tranche D.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concurrently, the Company secured a $265,000 second lien loan and a $135,000 subordinated loan. Proceeds from the credit facility, second lien loan and the subordinated loan were used to (i) repay all amounts owed under the Company’s previous senior credit facilities; (ii) redeem $325,500 of 10% senior subordinated notes due 2010 held primarily by our equity sponsors, including accrued interest thereon; (iii) redeem $134,102 of redeemable preferred interests and $16,458 of Class C interests held by the Company’s existing equity investors, including our equity sponsors, in VTC; (iv) redeem $8,791 of redeemable preferred minority interests our equity investors held in VTS; and (v) pay $30,719 in associated transaction costs.

As a result of the debt refinancing, the Company accounted for the debt issuance costs associated with the existing and new credit facilities based on Emerging Issue Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.” Based on the terms of the new and old credit facilities and the composition of the respective lending groups, the Company recorded a loss on extinguishment of debt of $62,975 for the year ended December 31, 2004. The loss on extinguishment of debt consisted of prepayment penalty fees of $11,376, write-off of existing deferred financing costs of $44,827 and fees paid to lenders to modify existing credit facilities of $6,772.

Senior Credit Facilities

In connection with the Offering, the Company amended its senior credit facility. The amended senior credit facility resulted in the reduction of the commitment amount of Tranche B Term Loan to $750,000, Tranche C Term Loan to $50,000 and Tranche D Term Loan to $5,556. Under the amended credit facility, the entire principal balances on the Tranches B, C and D are due at maturity, February 2012. Interest on Tranche B bears interest based on LIBOR plus 1.75% and is payable no less frequently than monthly. Interest on the Tranches C and D is fixed at 6.38% through April 2007 and is payable quarterly.

As a result of the repayment of existing indebtedness completed in connection with the Offering, the Company recorded a loss on extinguishment of debt of $29,262 due to prepayment premiums, breakage costs and the write-off of related deferred debt costs.

As a member of RTFC, the Company receives cash distributions based on RTFC earnings. During the year ended December 31, 2003, 2004 and 2005, the Company recorded $3,173, $3,042 and $1,705, respectively, of distributions declared from the RTFC as a reduction of interest expense.

At December 31, 2004 and 2005, the weighted average interest rate of the Senior Credit Facilities was 6.1% and 6.0%, respectively.

The amount of borrowing available to the Company under the Revolving credit facility (“Revolver”) is generally based upon achieving certain levels of operating performance. At December 31, 2005, the Company had an aggregate of $99,840 in available borrowings under the Revolver, for which the Company pays a commitment fee of 0.5% based upon certain financial tests. The Revolver matures February 2011.

The Company may borrow funds under the Revolver for short-term requirements for a period not to exceed seven days. Any amounts outstanding under these terms are classified as “Notes Payable” on the Consolidated Balance Sheets. As of December 31, 2004 and 2005, the Company had no balance outstanding.

Borrowings under the Senior Credit Facilities, as amended, are collateralized by virtually all assets of the Company. These agreements limit, among other things, additional borrowings, transactions with affiliates, capital expenditures and the payment of dividends. The agreements also require maintenance of certain financial ratios, including leverage and interest coverage ratios. As of December 31, 2005, the Company is in compliance with all of the covenants included in the credit facility.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes

The senior notes were issued in February 2005 in connection with the Offering. In August 2005, the Company completed an exchange of all outstanding 7 3/4% senior notes for substantially identical senior notes that had been registered under the Securities Act of 1933. The senior notes are due 2015. They bear interest at an annual fixed rate of 7 3/4% and pay interest every six months on February 15 and August 15. The senior notes are general unsecured unsubordinated obligations. The senior notes contain covenants similar to those identified in the Senior Credit Facilities. As of December 31, 2005, the Company is in compliance with all of the covenants included in the senior notes.

The senior notes issued are guaranteed jointly and severally by all of Valor’s existing subsidiaries (the “Guarantor Subsidiaries”) and such guarantees are full and unconditional. Existing subsidiaries include VTC, VTS including its operating entities, and VTS II including its operating entities. Valor has no independent assets or operations. Separate financial information has not been presented for the Guarantor Subsidiaries because the Guarantor Subsidiaries will effectively comprise all of Valor’s assets and operations.

Provisions of the senior credit agreement that the Company entered in conjunction with the Offering restrict the ability of all of the Guarantor Subsidiaries to transfer funds to the Company. The senior credit agreement also precludes the guarantor subsidiaries from transferring funds to Valor:

i. to pay dividends on common stock during a dividend suspension period, as defined in the senior credit agreement;

ii. when an event of default has occurred, as defined in the senior credit agreement; or

iii. for the purpose of paying dividends that would exceed available distributable cash, as defined in the senior credit agreement.

Other

The approximate annual debt maturities for the five years subsequent to December 31, 2005 are as follows:

2006	$59
2007	—
2008	—
2009	—
2010	—
Thereafter	1,180,555

During the years ended December 31, 2003, 2004 and 2005, the Company capitalized $997, $104 and $412, respectively, of interest expense related to construction projects.

Pursuant to the Company’s Senior Credit Agreement, the Company is required to enter into swap contracts or other interest rate protection agreements, reasonably satisfactory to the lender, that would be payable in connection with 50 percent of all consolidated funded indebtedness exclusive of any revolving loans. The Company entered into nine agreements, three interest rate caps and six interest rate swaps, with investment grade financial institutions in 2005. In connection with entering the interest rate cap agreements, the Company paid $854.

The interest rate caps are not treated as hedges as prescribed by the accounting literature; therefore, the fair value of the instruments is recorded each reporting period on the Consolidated Balance Sheets, with the change in fair value recorded in the Consolidated Statements of Operations in “Gain (loss) on interest rate hedging arrangements.” The interest rate swaps effectively convert our variable rate debt to fixed rate debt.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the relevant terms of the interest rate swap agreements match the corresponding terms of long-term debt, there is no hedge ineffectiveness. The Company’s interest rate swap agreements qualify for hedge accounting under SFAS No. 133; therefore, they are carried at fair market value and are included on the Consolidated Balance Sheets in “Other assets” or “Deferred credits and other liabilities,” with changes in fair value recorded as “Other comprehensive income (loss)” in the accompanying Consolidated Statements of Operations. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. At December 31, 2005, the Company expects to reclassify $627 of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the payment of variable interest associated with the floating rate debt.

As a further hedge against rising interest rates, the Company selected fixed rate options available under certain of the Senior Credit Facilities. For the year ended December 31, 2005, the Company fixed Tranches C and D debt through April 2007 at the rate of 6.38%.

(7)	Deferred Credits and Other Liabilities

Deferred credits and other liabilities were composed of the following:

	December 31,
	2004	2005

Accrued pension costs (see Note 9)	$16,908	$9,446
Accrued postretirement medical and life benefit costs (see Note 9)	12,207	13,100
Deferred revenue	2,555	2,166
Deferred income taxes (see Note 8)	6,319	84,056
Other	709	1,431

Total	$38,698	$110,199

Deferred revenue represents revenues billed to customers for activating services. This revenue is recognized over the average life of the customers along with the costs associated with activating such services (see Note 2).

(8)	Income Taxes

In connection with the Offering, the Company completed a reorganization, which resulted in the operations of all entities within Valor and VTC becoming reportable in a consolidated corporate federal tax return. As a result of the reorganization, the Company’s previous owners contributed approximately $307,000 of federal net operating losses (“NOLs”) that the Company will be able to use, subject to certain limitations, to reduce future taxable income. Furthermore, the Company, as of the Offering date, had cumulative book/tax differences of approximately $499,000 resulting from items such as goodwill amortization and accelerated tax depreciation that the Company has deducted faster for tax purposes under the tax code than for financial reporting purposes. The Company also had other items totaling $818,000, which consist of $725,000 related to unamortized goodwill and $93,000 related to the step-up in tax basis of assets as a result of the reorganization that occurred in connection with the Offering. Unamortized goodwill represents tax deductions through 2015 that will result in a future deferred tax liability for financial reporting purposes due to the book/tax basis difference related to the goodwill. The $93,000 step-up in tax basis of assets, as determined by the applicable tax code, is allocated in part to tangible assets and in part to tax goodwill based upon relative fair market values. The portion allocated to tangible assets will be treated as a temporary difference that will reverse upon the disposition of certain Company assets. The portion attributable to tax goodwill will continue to be treated as a permanent difference in accordance with SFAS No. 109, “Accounting for Income Taxes,” since there is no corresponding book goodwill. The Company recorded the tax effect of the items noted above as a net deferred

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax liability of approximately $59,000. The net deferred tax liability is an estimate and is subject to change upon finalization of tax valuations, of certain tax calculations and of the partners’ tax returns related to the period prior to the Offering. Any changes to this deferred tax liability will be recorded through additional paid-in capital.

The components of the Company’s net deferred tax liability consist of the following:

	December 31,
	2004	2005

Deferred tax assets:
Reserves and accruals	$37	$2,518
Net operating losses	—	119,622
Benefit obligations	68	8,244
Other	432	6,156

Deferred tax assets before valuation allowance	537	136,540
Valuation allowance	—	(4,029)

Deferred tax asset after valuation allowance	537	132,511

Deferred tax liabilities:
Property, plant and equipment	(6,659)	(123,123)
Goodwill and intangible assets	—	(88,232)
Other	(197)	(1,479)

Deferred tax liabilities	(6,856)	(212,834)

Net deferred tax liability	$(6,319)	$(80,323)

Current deferred tax asset	$—	$3,733
Non-current deferred tax liability	(6,319)	(84,056)

Net deferred tax liability	$(6,319)	$(80,323)

At December 31, 2005, the Company has federal net operating loss (“NOL”) carryforwards, which for U.S federal income tax purposes expire in 2020 through 2025, of approximately $320,100. The NOL carryforwards primarily arose from the Company’s reorganization that occurred in conjunction with the Offering. The NOLs that were generated prior the Company’s reorganization are subject to certain limitations pursuant to Section 382 of the Internal Revenue Code. The Company believes that it is more-likely-than-not that all such NOLs for federal income tax purposes will be utilized to reduce future income tax liabilities. Consequently, no valuation allowance has been recorded to offset the deferred tax asset related to these NOLs. However, certain of the Company’s state NOLs have a five-year expiration period beginning in 2005. The Company has considered the likelihood of realizing some portion or all of the deferred tax assets associated with these NOLs and has determined that it is more-likely-than-not that such deferred tax assets will not be realized. Accordingly, the Company has recorded a $4,029 valuation allowance at December 31, 2005.

Income tax expense for the years ended December 31 is as follows:

	Year Ended December 31,
	2003	2004	2005

Current expense	$2,028	$462	$155
Deferred expense	450	203	14,174

Total income tax expense	$2,478	$665	$14,329

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no income tax expense associated with the discontinued operations.

The differences between the federal income tax statutory rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2003	2004	2005

Statutory federal income tax rate	34.0%	(34.0%)	35.0%
Consolidated entities not subject to income taxes	(29.6)	23.9	(4.7)
Permanent differences	—	12.2	—
Other, net	(0.3)	0.4	(1.9)

Effective income tax rate	4.1%	2.5%	28.4%

Permanent differences relate to the Company’s purchase of minority interests and the impairment charge on investment in cellular partnerships in 2004. The permanent differences in 2005, which offset each other, relate to the step-up in the Company’s tax basis of assets attributable to goodwill that occurred in connection with the Company’s reorganization and an impairment charge on the Company’s investment in cellular partnership.

(9)	Pension and Employee Benefits

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

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets and a statement of funded status as of December 31:

	Pension Benefits			Postretirement Benefits
	2003	2004	2005	2003	2004	2005

Change in Benefit Obligation:
Benefit obligation at January 1	$45,168	$55,982	$60,867	$12,751	$15,386	$15,783
Service cost	3,027	3,517	3,867	394	369	381
Interest cost	2,883	3,458	3,740	882	881	933
Actuarial loss (gain)	8,601	3,048	4,751	1,602	(457)	638
Plan amendments	—	170	—	—	—	—
Benefits paid	(3,697)	(5,308)	(5,633)	(243)	(396)	(588)

Benefit obligation at December 31	$55,982	$60,867	$67,592	$15,386	$15,783	$17,147

Change in Plan Assets:
Fair value of plan assets at January 1	$21,649	$24,748	$26,494	$—	$—	$—
Actual return on plan assets	4,096	2,360	1,552	—	—	—
Employer contributions	2,700	4,694	15,647	243	396	588
Benefits paid	(3,697)	(5,308)	(5,633)	(243)	(396)	(588)

Fair value of plan assets at December 31	$24,748	$26,494	$38,060	$—	$—	$—

Funded status as of December 31	$(31,234)	$(34,373)	$(29,532)	$(15,386)	$(15,783)	$(17,147)
Unrecognized prior service cost	—	157	133	—	—	—
Unrecognized net actuarial loss	23,864	25,583	29,732	4,181	3,576	4,047

Net amount recognized	$(7,370)	$(8,633)	$333	$(11,205)	$(12,207)	$(13,100)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(15,074)	$(16,908)	$(9,446)	$(11,205)	$(12,207)	$(13,100)
Intangible asset	—	157	133	—	—	—
Adjustment required to recognize additional minimum liability	7,704	8,118	9,646	—	—	—

Net amount recognized	$(7,370)	$(8,633)	$333	$(11,205)	$(12,207)	$(13,100)

The accumulated benefit obligation for the pension plan was $39,813, $43,402 and $47,506 as of December 31, 2003, 2004 and 2005, respectively. SFAS 87 requires a company to record a minimum liability that is at least equal to the unfunded accumulated benefit obligation. Changes in the amount of the unfunded accumulated benefit obligation result from factors such as a change in the interest rate used to discount the accumulated benefit obligation to its present settlement amount, contributions to the pension plan and the investment return generated by pension plan assets. As a result, the Company recorded an additional minimum pension liability adjustment of $3,054, $414 and $1,528 in 2003, 2004 and 2005, respectively. The additional minimum pension liability, net of a deferred tax asset, is charged to accumulated other comprehensive loss.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accrued benefit cost is reflected in “Deferred credits and other liabilities” on the Company’s Consolidated Balance Sheets (see Note 7). The Company’s investment policy is to invest 55-75% of the pension assets in equity funds, with the remainder being invested in fixed income funds and cash equivalents.

The following table shows the asset allocations by asset category at December 31:

Asset Category	2004	2005

Broad Market Stock Index Fund	61%	60%
International Stock Index Fund	10%	10%
Bond Index Fund	29%	30%

Total	100%	100%

The following table provides an estimate of the benefit payments expected to be paid during the years ended December 31:

	Pension	Postretirement
Year	Benefits	Benefits

2006	$2,628	$793
2007	2,967	889
2008	3,545	975
2009	3,650	1,052
2010	4,732	1,154
2011-2015	36,358	6,827

The Company made cash contributions of $15,647 to its defined benefit pension plan in 2005, consisting of: (i) the required 2004 plan year contribution of $6,465, (ii) the required quarterly contributions for the 2005 plan year of $1,616 and $1,566 in April and July, respectively, and (iii) a $6,000 optional cash contribution in September 2005. The optional cash contribution in September 2005 made the Company’s plan fully funded on a current liability basis, as determined under ERISA funding law, as of January 1, 2005 for the 2005 plan year. Had the Company not made this optional contribution, the Company would have been required to continue making quarterly contributions in October 2005 and in January 2006. Also, as a result of the Company’s optional contribution and the funded status of the plan, the Company does not anticipate that it will be required to make cash contributions in 2006 for the 2005 or 2006 plan years. The Company’s earliest required cash contribution will be in 2007. The Company may, however, elect to make optional contributions prior to that date. The Company expects to contribute $793 to its other postretirement benefits plan in 2006.

The following table provides the components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2003	2004	2005	2003	2004	2005

Service cost	$3,027	$3,517	$3,867	$394	$369	$381
Interest cost	2,883	3,458	3,740	882	881	933
Expected return on plan assets	(2,159)	(2,379)	(2,710)	—	—	—
Amortization of losses	738	1,371	1,776	155	148	166
Early retirement window true-up	—	—	—	(180)	—	—

Net periodic benefit cost	$4,489	$5,967	$6,673	$1,251	$1,398	$1,480

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used in measuring the Company’s benefit obligations as of December 31 are as follows:

	Pension		Other Postretirement
	Benefits		Benefits
	2004	2005	2004	2005

Discount rate	5.90%	5.70%	5.90%	5.70%
Expected return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.50%	4.50%	—	—

In determining the appropriate discount rate at year-end, the Company considered the current yields on high quality corporate fixed-income investments with maturities and coupon payments corresponding to the expected benefit payments of the plan. As of December 31, 2005, the Company lowered its discount rate 20 basis points to 5.70%.

In 2005, the Company used an expected long-term rate of return of 8.5%. The projected portfolio mix of the plan assets is developed in consideration of the expected duration of related plan obligations and as such is more heavily weighted toward equity investments, including public and private equity positions. The Company’s investment policy is to invest 55-75% of the pension assets in equity funds with the remainder being invested in fixed income funds and cash equivalents. The expected return on plan assets is determined by applying the expected long-term rate of return to the market-related value of plan assets.

The assumed health care cost trend rate is 9.0% in 2004 and is assumed to decrease gradually to an ultimate rate of 5.0% in the year 2009. In 2005, trend rates are not used since the Company’s costs are assumed to have reached the Company’s cap on benefits. A one percentage point change in the assumed health care cost trend rate would have no effect on the Company’s other postretirement benefits due to the Company’s cap on benefit payouts.

The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. The plan covers all employees. Under the plan, the Company provides matching contributions based on qualified employee contributions. Matching contributions charged to expense were $1,840, $1,447 and $1,754 during the years ended December 31, 2003, 2004 and 2005, respectively.

(10)	Commitments and Contingencies

The Company has operating leases covering primarily buildings and land. Total rental expense was $4,578, $4,723 and $5,320 in 2003, 2004 and 2005, respectively. At December 31, 2005, rental commitments under noncancelable leases with initial or remaining terms in excess of one year are as follows:

Aggregate
Year	Amounts

2006	$2,336
2007	1,934
2008	1,810
2009	1,784
2010	1,143
Thereafter	228

Total	$9,235

The Company has various commitments for capital expenditures of $3,580 at December 31, 2005. Capital expenditures were $69,850, $65,525 and $57,385, for the years ended December 31, 2003, 2004 and 2005,

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Additionally, the Company has unfulfilled contractual commitments for miscellaneous services at December 31, 2005 of $103,967. These commitments primarily relate to administration of our billing and customer care systems provided by Alltel and a long distance resale arrangement with Sprint Nextel Corporation. These commitments extend through 2011.

On July 13, 2005, four former employees served the Company with a Demand for Arbitration, claiming that the Company and its subsidiary, VTS, had breached the terms of the former employees’ VTS stock option agreements in its valuation of those options in the reorganization that preceded the Offering. The American Arbitration Association established arbitration to be held in April 2006. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. Even though litigation is inherently uncertain and it is possible that an adverse decision could be rendered, the Company anticipates resolution of this matter will not have a material effect on its consolidated financial statements.

The Company is involved, from time to time, in various other claims, legal actions and regulatory proceedings arising in the ordinary course of its business. Currently no material litigation is pending or, to the knowledge of the Company, threatened that will have a material adverse effect, either individually or in the aggregate, on the Company’s consolidated financial condition, results of operations or liquidity.

The Company has collective bargaining agreements with Communications Workers of America (“CWA”) and their Local 6171 and Local 7019. One of the Company’s contracts with CWA, covering a majority of the represented employees from Local 6171 and all represented employees of Local 7019, expires on February 28, 2008. The second contract, covering employees of Kerrville Telephone Company, a fully owned subsidiary of the Company, was renegotiated in February 2006, when ratified, and will expire March 1, 2008. There is no material impact to our results of operations or liquidity as a result of the new agreement.

(11)	Redeemable Preferred Interests

At December 31, 2004, the Company had two classes of Redeemable Preferred Interests: Class A and Class B. The carrying amount of the Redeemable Preferred Interests equals approximately the amount of cash that would be paid under the conditions specified in the Partnership Agreement if settlement of the Redeemable Preferred Interests had occurred at December 31, 2004. The Company was required to make an estimate of the fair value of the Redeemable Preferred Interests in order to determine the carrying value of the liability at December 31, 2004. The Redeemable Preferred Interests were not entitled to dividends and had no voting rights. The Redeemable Preferred Interest did, however, include a provision that entitles the holder to a return equal to the sum of (i) the initial contribution per interest, or $1.00 for Class A Preferred interests and $0.00 for Class B Preferred interests, and (ii) and appreciation amount calculated as interest on $1.00 per interest, at a rate of 20% per year, compounded quarterly upon the occurrence of a liquidation event or redemption. The appreciation amount defined in (ii) above is payable only after all holders of Class A common interests have received a return of their initial $1.00 capital investment. Under this provision, the maximum amount payable to holders of the Redeemable Preferred Interests at December 31, 2004 was $787,668. Since the return to be paid to preferred interest holders upon redemption would vary based upon the total value of the enterprise available to be distributed to holders of the Redeemable Preferred Interests, the fair value of this liability is determined based upon the enterprise value of the Company. As such, the Company did not record accretion on the Redeemable Preferred Interests. The Company has measured this liability at December 31, 2004 as the amount of cash that would be paid if settlement occurred at the reporting date in accordance with paragraph 22 of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Any change in the estimated fair value of Redeemable Preferred Interests in a reporting period would be recorded as interest expense. This requires the Company to make an estimate of its enterprise value at each reporting date to properly measure this liability. The Company concluded that this liability had been fairly stated at an amount equal to the initial contribution of $1.00 per

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest for all of the outstanding preferred interests. The Company recognized no changes in the fair value of the liability since inception.

On November 10, 2004, the Company refinanced its existing indebtedness resulting in the repayment of existing indebtedness and return of capital to investors, including $134,102 to holders of Redeemable Preferred Interests (see Note 6). In February 2005, the Company completed its Offering. Concurrent with the Company’s Offering, the Company completed a reorganization resulting in the exchange of Redeemable Preferred Interests for common stock in Valor.

Information about the Redeemable Preferred Interests is as follows:

	December 31,
	2004	2005

Class A: 500,000,000 interests authorized, 370,231,350 interests outstanding	$236,129	$—
Class B: 29,305,106 interests authorized, 28,582,606 interests outstanding	—	—

Total Redeemable Preferred Interests	$236,129	$—

In 1999, VTC authorized the issuance of 353,119,750 Class A Preferred interests and 22,505,106 Class B Preferred interests. On January 1, 2002, the LLC agreement for VTC was amended to reflect total authorized Class A Preferred interests of 500,000,000 and total authorized Class B Preferred interests of 29,305,106.

The Class A and Class B Preferred interests have no stated or par value. 365,733,249 of the Class A Preferred interests were issued for aggregate proceeds of $365,542 or approximately $1 per preferred interest. The balance of 4,498,101 Class A Preferred interests were issued to the founders of the Company in connection with the Company’s formation in 1999. Additionally, 22,505,106 Class B Preferred interests were issued to the founders of the Company in connection with the Company’s formation in 1999. No cash proceeds were received for the issuance of the founder’s interests. No cash proceeds were received by the Company for the issuance of the Class B Preferred interests. 6,077,500 of the Class B interests were issued pursuant to the Valor Telecom Executive Incentive Plan in 2002 (see Note 15).

The number of Class B interests outstanding is as follows:

	December 31,
	2004	2005

Total Class B preferred interests outstanding	28,582,606	—

(12)	Stockholders’ Equity

Concurrent with the Company’s Offering, the Company completed a reorganization resulting in the exchange of common interests for common stock in Valor. The shares of common stock issued in connection with the Offering have the same voting and dividend rights.

The outstanding Class A common interests, Class B common interests, and Class C interests have no stated or par value. Each of the Class A common interests and Class C interests are entitled to one vote. Dividends may be paid based on certain restrictions related to the preferred interests. Any dividends must be paid in equal amounts on the Class A and Class B common interests out of proceeds associated with operations from sources other than VTS II. Dividends paid on the Class C interests must arise from earnings and profits attributable to the VTS II operations.

In the event of a liquidation of the VTS operations, the holders of the Class A common interests are entitled to $1.00 per interest, (or, if less, the amount of the related capital contribution paid for such interest),

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the effects of distributions (other than dividends) and share ratably with the Class B common interest holders in the remaining net assets available for distribution.

In the event of a liquidation of the VTS II operations, the holders of the Class C interests are entitled to $1.00 per interest, (or, if less, the amount of the related capital contribution paid for such interest), after the effects of distributions (other than dividends) and share ratably in the remaining net assets available for distribution.

On November 10, 2004, the Company refinanced its existing indebtedness resulting in $16,458 of redemption of Class C interests (see Note 6).

(13)	Earnings Per Share

On February 9, 2005, the Company completed its Offering, registering 29,375,000 shares of common stock. Concurrent with the Offering, the Company issued 41,458,333 shares of common stock in exchange for all outstanding ownership interests in VTC and its subsidiaries outstanding prior to the offering and issuance of shares to management under the Long-Term Incentive Plan. As of December 31, 2005, the Company had 71,134,034 shares of common stock issued and 71,130,634 outstanding (net of treasury shares), including restricted shares issued to management and to the board of directors. The following tables set forth the computation of earnings per share:

Common Stock
2005

Numerator:
Net income for the period from February 9 to December 31, 2005	$28,796
Denominator:
Weighted average common shares outstanding for purposes of computing basic EPS	69,368,333
Effect of unvested restricted stock	297,685

Total weighted average shares outstanding for purposes of computing diluted EPS	69,666,018

Basic EPS:
Net income per common share	$0.42
Diluted EPS:
Net income per common share	$0.41

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Class A and B Common Interests			Class C Interests
	Year Ended December 31,			Year Ended December 31,
	2003	2004	2005(1)	2003	2004	2005(1)

Numerator:
Income (loss) from continuing operations	$51,267	$(6,685)	$6,234	$6,858	$(21,070)	$317
Net income (loss)	51,375	(6,685)	6,234	6,858	(21,070)	317
Denominator:
Weighted average common interests outstanding	70,591,699	70,591,699	70,591,699	46,000,000	46,000,000	46,000,000
Basic and Diluted:
Income (loss) from continuing operations	$0.73	$(0.09)	$0.09	$0.15	$(0.46)	$0.01
Net income (loss)	0.73	(0.09)	0.09	0.15	(0.46)	0.01

(1)	Represents the period prior to the Company’s Offering from January 1, 2005 through February 8, 2005.

(14)	Supplemental Cash Flow Information

Cash payments for interest were $109,368, $113,536 and $73,997 for the years ended December 31, 2003, 2004 and 2005, respectively.

Cash payments for income taxes were $2,390 and $1,250 for the years ended December 31, 2003 and 2004, respectively. There were no cash payments for income taxes for the year ended December 31, 2005.

A note payable was issued for insurance policies of $3,770 and $3,479 during the years ended December 31, 2003 and 2004, respectively.

The Company entered into long-term capital leases of $1,949 and $863 for the purchase of vehicles for the years ended December 31, 2003 and 2004, respectively.

The Company recognized an intangible pension asset adjustment for $157 and ($24) for the years ended December 31, 2004 and 2005, respectively. The Company also has a minimum pension liability adjustment of $3,054, $414, and $1,528 for the years ended December 31, 2003, 2004 and 2005, respectively.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Offering, the Company redeemed all outstanding interests for 39,537,574 shares of Valor common stock and recorded a net deferred tax liability from the existing equity owners of VTC prior to becoming a federal corporate taxpayer as follows:

DR (CR)

Class A common interests	$64,633
Class B common Interests	—
Class C interests	29,542
Redeemable preferred interests	236,129
Redeemable preferred interests in subsidiary	15,776
Deferred tax liability, net	(59,398)
Minority interest	468
Common stock	(4)
Additional paid-in capital	(533,675)
Treasury stock	(34)
Accumulated deficit	246,563

The Company issued 2,352,792 shares of restricted stock in the year ended December 31, 2005. The Company recorded $34,553 to deferred equity compensation with a corresponding offset to either common stock, additional paid-in capital or treasury stock (if issued from treasury stock). The Company recorded $12,699 of non-cash stock based compensation expense related to the issuance of restricted stock to management and the board of directors for the year ended December 31, 2005.

Concurrent with the Offering, the Company exchanged shares of Valor common stock with a value of $1,351 for all outstanding units under the Valor Telecom Executive Incentive Plan.

For the year ended December 31, 2005, certain unvested shares of restricted stock were forfeited. Restricted stock forfeitures of 224,806 shares for $3,372 were recorded as a reduction to deferred equity compensation with a corresponding offset to paid-in capital and treasury stock.

The company wrote off $555, $44,827 and $9,869 of unamortized debt issuance costs in connection with amendments of the credit facility for the year ended December 31, 2003, 2004 and 2005, respectively.

In December 2005, the Company declared a cash dividend of $25,138 that was payable in January 2006.

(15)	Equity Based Compensation

Long-term incentive plan — In connection with the Offering in 2005, the Company approved the long-term incentive plan (“LTIP”). The LTIP provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the plan. The Company authorized 2,500,000 shares of the Company’s common stock for issuance under the LTIP. The Company has only granted restricted stock under the LTIP. The following table summarizes information about restricted stock grants:

Restricted Stock	2005

Unvested balance, January 1, 2005	—
Grants	2,352,792
Exchange of outstanding units in Valor Telecom Incentive Plan	90,093
Vested shares	(459,811)
Forfeitures	(224,806)

Unvested balance, December 31, 2005	1,758,268

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant-date fair value of the restricted stock for the year ended December 31, 2005 is $14.69.

Equity Incentive Non-Qualifying Stock Options — In 1999, VTS (a majority-owned subsidiary of the Company) reserved 9,000,000 Class B common interests for issuance to employees of the Company in accordance with the Valor Telecommunications Southwest, LLC 2000 Equity Incentive Non-Qualifying Option Agreement (“the Plan”). The vesting period for these options ranges from immediate to five years and the options expire ten years after the date of grant. The weighted average remaining life of the options outstanding at December 31, 2004 was 5.8 years. The options were granted at the $1.00 stated price of the Class B common interests. The stated price was equivalent to the estimated fair value of the interests.

Number of
Stock Options	Options*

Options outstanding, January 1, 2003	4,717
Options granted	465
Forfeited options	(60)

Options outstanding, December 31, 2003	5,122
Options granted	—
Forfeited options	(103)

Options outstanding, December 31, 2004	5,019
Options granted	—
Cancelled options	(5,019)

Options outstanding, December 31, 2005	—

Exercisable options at December 31, 2003	3,383

Exercisable options at December 31, 2004	4,287

Exercisable options at December 31, 2005	—

*	number of options expressed in thousands

The fair value for each of the Company’s options was estimated at the date of grant using a Black-Scholes option pricing model and the following weighted average assumptions for 2003:

2003

Dividend yield	0%
Volatility factor	0
Risk-free interest rate	4.05%
Expected life in years	10

There were no option grants in 2004 or 2005.

In 2000, the Company granted an Equity Incentive Non-Qualifying Stock Option to one of its key executives in the amount of 300,000 Class A common interests and 1,700,000 Class A Preferred interests of VTC. The options vested immediately and were granted at a $1.00 stated price. The stated price is equivalent to the estimated fair value of the interests. This option was exercisable at December 31, 2003 and 2004.

Concurrent with the Offering, the Company terminated the Valor Telecom Executive Incentive Plan and cancelled all equity incentive non-qualifying stock options in Class B common interests. The Company

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

finalized the 2005 Long-Term Incentive Plan resulting in the issuance of restricted stock. The Company recorded expense as a result of the issuance of the restricted stock.

Phantom Stock Units — The Valor Telecom Executive Incentive Plan was implemented on April 1, 2002 and allowed for awards of up to 1,200,000 Class B common interests and 6,800,000 Class B Preferred interests (collectively, “Phantom Stock Units”) to select executive employees of VTC and its subsidiaries. These interests allowed the selected executives to participate in the appreciation on a pro-rata basis with the Class A Preferred interests and Class A common interests held by the Equity Sponsors and Individual Investors. In accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” the amount by which the market value of these Phantom Stock Units exceeds the value specified under the plan is charged to compensation expense over the vesting period. Certain of the awards vested 20% immediately and 20% on January 1 for each of the following four years. The remaining awards vest evenly over five years from the date the award was granted. Unvested units are subject to cancellation upon expiration or termination of employment. Concurrent with the Offering, the Company valued the Phantom Stock Units, which resulted in a compensation charge of $1,345 for the year ended December 31, 2004. VTC issued 1,072,500 Class B Common units and 6,077,500 Class B Preferred units to the Executive Incentive Plan in 2002. These units were granted to Executives as follows:

	Number of Phantom
	Stock Units*
	Class B	Class B
	Common	Preferred

Units outstanding, January 1, 2003	1,073	6,078
Units granted	—	—
Forfeited units	—	—

Units outstanding, December 31, 2003	1,073	6,078
Units granted	—	—
Forfeited units	(15)	(85)

Units outstanding, December 31, 2004	1,058	5,993
Units granted	—	—
Exchanged units	(1,058)	(5,993)

Units outstanding, December 31, 2005	—	—

Vested units at December 31, 2003	395	2,236

Vested units at December 31, 2004	609	3,451

Vested units at December 31, 2005	—	—

*	number of phantom stock units expressed in thousands

Concurrent with the Offering, the Company terminated the Valor Telecom Executive Incentive Plan and exchanged all Phantom Stock Units for shares of Valor common stock. The Company finalized the 2005 Long-Term Incentive Plan resulting in the issuance of restricted stock. The Company recorded expense as a result of the issuance of the restricted stock.

(16)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents — The carrying amount approximates fair value because of the short maturity of these instruments.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RTFC equity certificate — It is not practicable to estimate the fair value of this investment because there is no quoted market price.

Debt — The book value of the long-term debt for 2004 approximates the fair value due to the debt recapitalization in November 2004. The fair value of long-term debt for 2005 was estimated based on the Company’s current incremental borrowing rate for debt of the same remaining maturities and quoted market prices.

	December 31, 2004		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt, including current maturities	$1,600,978	$1,600,978	$1,180,614	$1,196,614

Interest Rate Swap and Cap Agreements — The fair value of interest rate swaps is the estimated amount that the respective bank would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties. The estimated fair value of the Company’s interest rate swap and cap agreements is as follows:

	Effective	Maturity	Notional	Cap Rate or	December 31, 2005
Instrument	Date	Date	Amount	Pay Rate	Fair Value Asset

Interest rate cap	03/31/05	03/31/06	$450,000	5.0%	$—
	03/31/06	03/30/07	50,000	5.0	53
	03/31/06	03/31/08	100,000	5.0	403
Interest rate swap	03/31/06	03/31/08	75,000	4.5	345
	03/31/06	03/31/08	75,000	4.6	310
	03/31/06	03/31/09	50,000	4.2	844
	03/31/06	03/31/10	100,000	4.7	177
	03/30/07	03/31/08	30,000	4.7	13
	03/31/08	03/31/09	180,000	4.3	816

(17)	Risks and Uncertainties

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

The Company recorded revenue from the Texas Universal Service Fund of 20.7%, 20.1% and 19.8% of total revenue for the years ended December 31, 2003, 2004 and 2005, respectively. The Texas Universal Service Fund is administered by the Texas Public Utility Commission and any legislative change to this program could adversely impact the Company’s results of operations and financial condition.

The Company currently outsources much of the billing function to Alltel. Although the Company may be exposed to risk of non-performance of Alltel and transitioning these services to another provider could take a significant period of time and involve substantial costs, the Company considers the risk to be remote. See Note 1 regarding proposed merger with Alltel.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Related Party Transactions

The Company had the following transactions with related parties:

	Year Ended December 31,
	2003	2004	2005

Issuance of additional note principal in lieu of cash interest payments to the sponsors for Subordinated Debt	$17,788	$—	$—
Payments to certain Individual Investors for their ownership interests and other expenses (see Note 20)	—	18,646	—
Interest expense to sponsors for Subordinated Debt	15,713	26,974	—
Management fees expensed to sponsors for advisory services	1,000	1,000	—
Various professional fees paid to certain sponsors and individual Investors	228	103	51
Revenue earned from wireless affiliates	489	483	506
Towers and office space lease payments to an employee	—	—	210

The Company had the following balances with related parties:

	December 31,
	2004	2005

Receivable from wireless affiliates for management services and facility leases	$1,096	$1,580
Payable to the Sponsors for management fees	500	—

Under the terms of the CGKC&H partnership agreement, the general partners have designated the Company to act as the operating partner of CGKC&H. The agreement provides that the Company is to be reimbursed for all reasonable and necessary expenses incurred on behalf of CGKC&H. During 2003, 2004 and 2005, the Company was reimbursed approximately $958, $1,046 and $1,123, respectively, from CGKC&H for these services.

Effective January 1, 2005, the Company terminated the management agreement, whereby the Company had paid its sponsors management fees for advisory services.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Restructuring Charges

In December 2002, the Company eliminated 81 positions as a result of a restructure in the Company’s workforce. Remaining obligations, as a result of this event, comprise the beginning balance in this liability at January 1, 2003. The Company had a subsequent restructuring in December 2003, resulting in the elimination of 15 additional positions. The Company recorded $141 of expense for termination benefits for these 15 employees. In 2004, the Company announced workforce reductions of 99 employees. The Company recorded $625 of expense for termination benefits for these 99 employees. As of December 31, 2005, approximately $5 of the severance obligation remains and the Company expects this amount to be settled in 2006. The following table provides a reconciliation of the changes in the termination benefits obligation for the years ended December 31:

Total
Restructuring

Balance, January 1, 2003	$1,471
Termination benefits recorded in 2003	141
Payments in 2003	(1,428)

Balance, December 31, 2003	184
Termination benefits recorded in 2004	625
Termination benefits true-up	(19)
Payments in 2004	(658)

Balance, December 31, 2004	132
Termination benefits true-up	50
Payments in 2005	(177)

Balance, December 31, 2005	$5

(20)	Significant Events

Agreement with Former Chief Executive Officer — On April 9, 2004, the Company entered into a new employment agreement with its former Chief Executive Officer (“CEO”). The new agreement replaces the existing employment agreement between the Company and the former CEO and is effective through March 31, 2007. Under the new agreement, the former CEO will be employed by the Company on a part-time basis and will serve on its board of directors as Vice-Chairman. In conjunction with the termination of the former CEO’s prior employment agreement, the Company paid the former CEO a one-time cash payment of $5,000, which was recorded as expense and is included in “Selling, general and administrative” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004. As amended, the Company paid the CEO $750 in connection with the debt recapitalization (see Note 6) and agreed to pay an additional $750 on the earlier of either an initial public offering or the termination of his agreement on March 31, 2007. The Company paid the former CEO $750 in connection with the Offering.

Agreement with Individual Investors — On April 20, 2004, the Company entered into an agreement with a group of individual investors who own direct equity interests in the Company’s majority-owned subsidiaries VTS, a Delaware limited liability company, and VTS II, a Delaware limited liability company. This agreement provided for the Company to purchase all of the outstanding equity interests of this group of the individual investors for $18,646 in cash. The Company made this cash payment to the group of investors on April 20, 2004. The purchase was accounted for under the guidance provided by SFAS No. 141 and FASB Technical Bulletin, 85-6. Accordingly, approximately $17,988 was allocated to expense and is included in “Other income and (expense), net” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004.

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offering Costs — In April 2004, the Company filed Form S-1 with the Securities and Exchange Commission (“SEC”) for the proposed offering of Income Deposit Securities. In connection with the offering, the Company incurred approximately $6,957 of offering costs. In the third quarter of 2004, the Company decided not to pursue the offering process and instead completed a debt recapitalization of all its existing debt. Upon making this decision, the Company recorded the $6,957 in offering costs as expense, which is included in “Other income and (expense), net” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2004.

Debt Recapitalization — On November 10, 2004, the Company completed its debt refinancing and entered into a new $1,300,000 senior credit facility, consisting of a $100,000 senior secured revolving facility and a $1,200,000 term loan (see Note 6). At the same time, we entered into a $265,000 senior secured second lien and a $135,000 senior subordinated loan. In connection with the debt recapitalization, the Company recorded approximately $5,118 in compensation expense related to bonuses paid to executive management and others as a result of their efforts with the debt recapitalization and past services to the Company.

(21)	Cumulative Effect of Change in Accounting Principle

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which clarifies the term conditional asset retirement obligation as used in SFAS 143. The term conditional asset retirement obligation refers to an obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An obligation exists when a law, regulation or contract requires an entity to perform an asset retirement activity. The interpretation requires an entity to recognize a liability — generally upon acquisition, construction or development — for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. In circumstances where sufficient information is not available, the liability should be recognized in the period in which sufficient information becomes available to estimate its fair value. The Company adopted FIN 47 in the fourth quarter of 2005. As a result of the adoption, the Company recorded an asset retirement obligation related to chemically treated poles and certain other assets of $981 and a cumulative effect of accounting change of $269, net of tax of $156. If the provisions of FIN 47 had been followed prior to 2005, the Company’s net income (loss) on a pro forma basis would have been as follows:

	Year Ended December 31,
	2003	2004	2005

Net income (loss) as reported	$58,233	$(27,755)	$35,347
Cumulative effect of change in accounting principle for asset retirement obligations on prior years	(122)	(76)	190

Pro forma net income (loss)	$58,111	$(27,831)	$35,537

Earnings (loss) per owners’ unit and common share:
Basic and diluted net income (loss) as reported:
Class A and B common interests	$0.73	$(0.09)	$0.09
Class C interests	0.15	(0.46)	0.01
Common stock — Basic	—	—	0.42
Common stock — Diluted	—	—	0.41
Basic and diluted net income (loss) pro forma:
Class A and B common interests	$0.73	$(0.10)	$0.09
Class C interests	0.15	(0.46)	0.01
Common stock — Basic	—	—	0.42
Common stock — Diluted	—	—	0.42

VALOR COMMUNICATIONS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset retirement obligation on a pro-forma basis would have been as follows:

	December 31,
	2003	2004	2005

Asset retirement obligation at January 1	$669	$825	$914
Liability incurred	127	91	18
Liability settled	(18)	(106)	(11)
Accretion expense	47	104	60

Asset retirement obligation at December 31	$825	$914	$981

(22)	Quarterly Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31

Fiscal Year 2005
Operating revenues	$125,926	$126,068	$127,960	$125,940
Operating income	37,633	44,881	41,330	43,200
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(12,636)	18,242	13,321	16,689
Net income (loss)	(12,636)	18,242	13,321	16,420
Earnings (loss) per common share and owners’ unit:
Basic and diluted income (loss) from continuing operations:
Class A and B common interests	$0.09	$—	$—	$—
Class C interests	0.01	—	—	—
Common stock	(0.28)	0.26	0.19	0.24
Basic and diluted net income (loss):
Class A and B common interests	$0.09	$—	$—	$—
Class C interests	0.01	—	—	—
Common stock	(0.28)	0.26	0.19	0.24

	Quarter Ended
	March 31	June 30	September 30	December 31

Fiscal Year 2004
Operating revenues	$125,852	$126,796	$126,631	$128,031
Operating income	45,516	44,948	46,020	40,637
Income (loss) from continuing operations	15,614	3,291	6,266	(52,926)
Net income (loss)	15,614	3,291	6,266	(52,926)
Earnings per owners’ unit:
Basic and diluted income (loss) from continuing operations:
Class A and B common interests	$0.20	$0.21	$0.13	$(0.64)
Class C interests	0.03	(0.25)	(0.07)	(0.17)
Basic and diluted net income (loss):
Class A and B common interests	$0.20	$0.21	$0.13	$(0.64)
Class C interests	0.03	(0.25)	(0.07)	(0.17)

In the first quarter of 2005, the Company completed the Offering and amended its senior credit facility. Expenses related to the Offering that were recorded in the three months ended March 31, 2005 include the following:

•	$29,262 in fees and expenses associated with the Company’s repayment of existing indebtedness, including write-off of certain deferred debt costs, prepayment premiums and breakage fees;

•	$1,693 in compensation expense for the portion of cash transaction bonuses that were paid to members of the Company’s management team; and

•	$6,387 in compensation expense for restricted shares issued to members of the Company’s management team.

In the third quarters of 2005 and 2004, the Company recorded impairment charges of $2,339 and $6,678, respectively, related to its unconsolidated cellular partnerships (see Note 5 for further information).

In the fourth quarter of 2005, the Company incurred $3,306 of costs related to its pending merger with Alltel.

In the second quarter of 2004, the Company made a transition payment of $5,000 to its Chief Executive Officer and expensed $17,988 due to the purchase of substantially all outstanding equity interests from a group of individual investors in connection with its reorganization (see Note 20 for further information).

In the third quarter of 2004, the Company expensed $6,957 of offering costs as a result of our decision to not pursue the previously planned public offering of income deposit securities (see Note 20 for further information).

In the fourth quarter of 2004, the Company recorded a $62,975 loss on extinguishment of debt and recorded approximately $5,118 in compensation expense related to bonuses paid to executive management and others as a result of their efforts to complete the debt recapitalization and their past service to Valor (see Note 20 for further information).

VALOR COMMUNICATIONS GROUP, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period
	(Dollar in thousands)

Year ended December 2003
Allowance for doubtful accounts — customers	$(3,997)	$(3,160)	$—	$4,485	$(2,672)
Allowance for doubtful accounts — carriers and other	(793)	(138)	—	279	(652)

Total	$(4,790)	$(3,298)	$—	$4,764	$(3,324)

Year ended December 2004
Allowance for doubtful accounts — customers	$(2,672)	$(4,242)	$—	$5,081	$(1,833)
Allowance for doubtful accounts — carriers and other	(652)	(196)	—	(33)	(881)

Total	$(3,324)	$(4,438)	$—	$5,048	$(2,714)

Year ended December 2005
Allowance for doubtful accounts — customers	$(1,833)	$(5,609)	$—	$5,380	$(2,062)
Allowance for doubtful accounts — carriers and other	(881)	(464)	—	391	(954)

Total	$(2,714)	$(6,073)	$—	$5,771	$(3,016)

(1)	Deductions represent write-offs net of recoveries.

S-1