Form 10-K/A
period 2005-12-31
VALOR COMMUNICATIONS GROUP INC
filed 2006-05-01
CIK 1282266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Explanatory Note:
     Valor Communications Group, Inc. (the “Company” or “Valor”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as originally filed with the Securities and Exchange Commission on February 27, 2006 (the “Original Form 10-K”), to add information required in Part III of the Company’s Annual Report on the Original Form 10-K. There are no changes to the Company’s financial statements as originally filed. There are also no changes to the disclosures in the Original Form 10-K, except as set forth in Part III below. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors
     The respective nominees for election as directors of Valor for terms expiring at the 2006 Annual Meeting of Stockholders have provided the following information.
     John J. Mueller, age 49, has served as our Chief Executive Officer and President since April 2004 and was previously our President and Chief Operating Officer since November 2002. Mr. Mueller was appointed to our Board of Directors following the consummation of our initial public offering. Mr. Mueller joined us in April 2002 as Executive Vice President and Chief Operating Officer. Prior to joining our company, Mr. Mueller spent 23 years at Cincinnati Bell Inc. including serving as General Manager — Consumer Markets from February 1999 to May 1999, President — Business Units from May 1999 to November 1999 and President of the Cincinnati Bell Telephone Company from November 1999 to October 2001.
     Anthony J. de Nicola, age 41, has served as a director of our company since March 2004 and as Chairman since April 2004. Mr. de Nicola is currently a general partner of Welsh, Carson, Anderson & Stowe, which is one of our stockholders. He joined Welsh, Carson, Anderson & Stowe in 1994 and focuses on investments in the information and business services and communications industries. Before joining Welsh, Carson, Anderson & Stowe, he worked for four years in the private equity group at William Blair & Company. Previously, Mr. de Nicola worked at Goldman, Sachs & Co. in the Mergers and Acquisitions Department. Mr. de Nicola is also a member of the boards of directors of Centennial Communications Corp., ITC Deltacom, Inc., R.H. Donnelly and several private companies.
     Kenneth R. Cole, age 57, has served as a director of our company since March 2004 and as our Vice Chairman since April 2004. Prior to then, Mr. Cole served as our Chief Executive Officer from January 2002 to April 2004. Mr. Cole joined our company at its inception in January 2000 as President and Chief Operating Officer. Prior to joining our company, Mr. Cole had a 26-year career at CenturyTel, Inc., culminating in his service as Chief Operating Officer from May 1999 to January 2000. Mr. Cole became a member of the Board of Directors of Occam, December 8, 2004.
     Sanjay Swani, age 39, has served as a director of our company since March 2004. Mr. Swani is currently a general partner of Welsh, Carson, Anderson & Stowe. He joined Welsh, Carson, Anderson & Stowe in 1999 and focuses on investments in the information and business services and communications industries. Previously, he was a director of Fox Paine & Company, a San Francisco-based private equity firm. Mr. Swani also spent four years in the Mergers, Acquisitions & Restructuring Department and two years in the Debt Capital Markets Department of Morgan Stanley Dean Witter & Co. Mr. Swani is also a member of the boards of directors of Banctec, Inc., ITC Deltacom, Inc. and other private companies.
     Norman W. Alpert, age 47, has served as a director of our company since April 2005. Mr. Alpert is currently a managing director of Vestar Capital Partners, which is one of our stockholders. Mr. Alpert helped found Vestar in 1988. Previously, he was a senior executive in the Management Buyout Group of the First Boston Corporation. Mr. Alpert is also a member of the Board of Directors of Gold Toe Corporation and Border Media Partners.
     Stephen B. Brodeur, age 41, was appointed to our Board of Directors after completion of our initial public offering in February 2005. He is the former chief executive officer of the Cambridge Strategic Management Group (CSMG). CSMG, now a division of The Management Network Group, is a provider of management consulting services to emerging and established telecommunications operators, equipment manufacturers and financial services companies. As a consultant to telecommunications and related industries for 18 years, Mr. Brodeur has consulted for domestic and international companies including Verizon, Bell Canada, SBC, Sprint, AT&T, CenturyTel, FPL, British Telecom, Telstra, Nextel, Siemens, Nortel, Corning and Cisco.
     Michael Donovan, age 29, was appointed to our Board of Directors after completion of our initial public offering in February 2005. He is a principal at Welsh, Carson, Anderson & Stowe. Before joining Welsh, Carson, Anderson & Stowe in 2001, Mr. Donovan worked at Windward Capital Partners and in the investment banking division at Merrill Lynch. He is currently a board member of several private companies.
     Edward Lujan, age 73, was appointed to our Board of Directors after completion of our initial public offering in February 2005. Since 1968, Mr. Lujan has been chairman of the board of Manuel Lujan Agencies, a family insurance and real estate business in New Mexico. Mr. Lujan is also Chairman Emeritious of the board for the National Hispanic Cultural Center of New Mexico and serves on numerous state and local advisory councils and boards for business, economic development and education. He also served as a member of the New Mexico Governmental Ethics Oversight Committee.
     M. Ann Padilla, age 63, was appointed to our Board of Directors after completion of our initial public offering in February 2005. Since 1975, Ms. Padilla has been president and chief executive officer of Sunny Side, Inc./ Temp Side, a staffing resource company in Denver, Colorado, specializing in administrative, professional and technical recruiting. Ms. Padilla has served on the Board of Directors and advisory councils at various banks and financial institutions and is also a trustee for the Denver Center for Performing Arts. She has received numerous awards from national and state business organizations.
     Federico Pena, age 59, was appointed to our Board of Directors after completion of our initial public offering in February 2005. He is a managing director at Vestar Capital Partners in Denver, CO, since 1999. Mr. Pena was formerly the U.S. Secretary of Energy and the U.S. Secretary of Transportation in the Clinton Administration. Prior to serving in the cabinet, he was president and chief executive officer of Pena Investment Advisors from 1991 to 1992 and the mayor of Denver from 1983 to 1991. He serves on the boards of Border Media Partners; Principal Financial Group; Sonic Corp.; and Toyota’s North American Diversity Advisory Board.
     Edward J. Heffernan, age 43, was appointed to our Board of Directors in April 2005. He is executive vice president and chief financial officer of Alliance Data Systems. He first joined Alliance Data Systems in May 1998. Before joining Alliance Data, he served as vice president, mergers and acquisitions for First Data Corporation from October 1994 to May 1998. Prior to that he served as vice president, mergers and acquisitions for Citicorp from July 1990 to October 1994, and prior to that he worked in the corporate finance department at Credit Suisse First Boston Corporation from June 1986 until July 1990. He holds a Bachelor’s degree from Wesleyan University and an MBA from Columbia Business School. Mr. Heffernan serves as Chairman of Valor’s Audit Committee.
     Each of Messrs. de Nicola, Swani, Donovan, Alpert and Pena were initially appointed to our Board of Directors pursuant to a securityholders agreement among certain of our stockholders pursuant to which each of Welsh, Carson, Anderson & Stowe and Vestar Capital Partners and their respective affiliates agree to vote their shares in favor of three (3) persons designated by Welsh, Carson, Anderson & Stowe and two (2) persons designated by Vestar Capital Partners. See “Related Party Transactions — Equity Sponsors — Securityholders Agreement” within Item 13.
Audit Committee
     The Audit Committee recommends to the Board of Directors the selection of our independent accountants. Our independent accountants are responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America for issuing a report thereon, and for reviewing our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Management is responsible for our internal controls and the financial reporting process. The Audit Committee assists the Board of Directors in undertaking and fulfilling its responsibilities in monitoring Valor’s financial reporting process, including (i) the integrity of the financial statements of Valor, (ii) Valor’s compliance with legal and regulatory requirements, (iii) the independence and qualifications of Valor’s internal and independent auditors, (iv) the performance of Valor’s internal audit function and independent auditors, and (v) the preparation of an audit committee report to be included in Valor’s annual proxy statements.

     Our Audit Committee pre-approves all auditing and permissible non-auditing services that will be provided by Deloitte & Touche LLP, our independent accountants, in accordance with the Sarbanes-Oxley Act of 2002 and the rules of the SEC and the New York Stock Exchange.
     In accordance with the rules of the SEC, our Audit Committee has established procedures to receive, retain, and treat complaints received regarding accounting, internal accounting controls, or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.
     Our Audit Committee is currently composed of five directors, each of whom are “independent” as defined under the rules of the Securities and Exchange Commission (“SEC”) and the listing standards of the New York Stock Exchange. The current members of the Audit Committee are Mr. Heffernan as Chair, Messrs. Lujan, Swani and Brodeur, and Ms. Padilla. Each current and prospective member of the Audit Committee is financially literate, as required by the listing standards of the New York Stock Exchange. The Board of Directors has determined that Mr. Heffernan meets the standard of an “audit committee financial expert” under the rules of the SEC. The Audit Committee met seven times during the fiscal year ended December 31, 2005. No member of the audit committee serves on more than three public company audit committees.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of Valor’s equity securities to file reports of ownership with the SEC and furnishes copies to the NYSE and Valor. Based solely on the review of the copies of such forms and representations by certain reporting persons, we believe that for the period from the Offering through March 31, 2006, its executive officers, directors and 10% stockholders complied with all applicable filing requirements under Section 16(a).
Item 11. Executive Compensation.
Summary Compensation Table
     The following table sets forth the compensation earned, awarded or paid for services rendered in all capacities for the fiscal years ended December 31, 2004 and 2005, by our Chief Executive Officer, our Vice-Chairman and our four next most highly compensated executive officers who earned more than $100,000 in salary and, to whom we refer in this proxy statement collectively as the named executive officers:

				Long-Term
				Compensation
				Restricted
	Fiscal	Annual Compensation		Stock	All Other
	Year	Salary	Bonus(1)	Awards(2)	Compensation(3)
John J. Mueller	2005	$500,000	$579,800	$9,516,300	$84,283
Chief Executive Officer and President	2004	469,616	1,875,000	—	46,004
Kenneth R. Cole	2005	300,000	750,000	995,482	17,197
Vice Chairman(4)	2004	433,462	5,750,000	—	45,577
W. Grant Raney	2005	257,000	197,609	4,137,525	18,521
Senior Vice President and Chief	2004	253,167	1,160,625	—	25,141
Operating Officer
William M. Ojile, Jr.	2005	250,000	144,950	3,310,020	21,799
Senior Vice President,	2004	246,692	656,250	—	21,197
Chief Legal Officer and Secretary
Cynthia B. Nash	2005	176,346	109,758	2,234,265	37,887
Senior Vice President and Chief Information Officer
Jerry E. Vaughn(5)	2005	81,250	61,718	4,927,695	33,216
Senior Vice President and Chief Financial Officer

(1)	In 2004, amounts consisted of debt recapitalization bonuses and annual incentive bonuses. In 2005, amounts consisted of initial public offering bonuses and annual incentive bonuses. Annual incentive bonuses represented amounts earned by each named executive during the referenced year, although paid in the following year. In 2004, Mr. Cole’s bonus included a one-time transition bonus of $5 million.

(2)	Amounts in this column reported for 2005 represented the value of the following restricted stock awards primarily issued in February 2005, except for Mr. Vaughn, which were issued in October 2005, at $0.0001 per share: 634,420 shares to Mr. Mueller, 67,763 shares to Mr. Cole, 275,835 shares to Mr. Raney, 220,668 shares to Mr. Ojile, 148,951 shares to Ms. Nash and 361,533 shares to Mr. Vaughn. Using the closing price of our stock as of December 30, 2005, $11.40, the number and value of the remaining vested and unvested restricted stock awards as of December 31, 2005 were as follows: 634,420 shares, $7.2 million for Mr. Mueller; 42,543 shares, $484,990 for Mr. Cole; 275,835 shares, $3.1 million for Mr. Raney; 220,668 shares, $2.5 million for Mr. Ojile; 148,951 shares, $1.7 million for Ms. Nash and 361,533 shares, $4.1 million for Mr. Vaughn. These awards vest as follows:

	Vested upon	Vests in	Vests in	Vests in	Vests in
Name	Issuance	2006	2007	2008	2009
John J. Mueller	21.74%	26.09%	26.09%	26.08%	0.00%
Kenneth R. Cole(4)	85.00%	5.00%	5.00%	5.00%	00.0%
W. Grant Raney	20.00%	26.67%	26.67%	26.66%	0.00%
William M. Ojile, Jr.	15.00%	28.33%	28.33%	28.34%	0.00%
Cynthia B. Nash	18.52%	27.16%	27.16%	27.16%	0.00%
Jerry E. Vaughn	0.00%	6.25%	25.00%	25.00%	43.75%
Per Resolution of the Compensation Committee, dated December 8, 2005, equity grants vesting on January 1, 2007 will vest upon closing of the merger. Also, per the terms of the Long Term Incentive Plan, awards vesting in 2008 and beyond will accelerate upon closing of the merger for those employees whose employment is terminated without cause or who resign for Good Reason.

We did not pay dividends on unvested restricted stock awards in 2005. On February 9, 2006, the Compensation Committee approved the payment of dividends on unvested restricted stock awards.

(3)	All other compensation amounts, disclosed in the table above include medical, life insurance and long-term disability premiums we pay on behalf of each named executive officer, personal travel expenses paid by the company, car allowances, our matching contributions to the 401(k) and miscellaneous other items we pay on behalf of each named executive officer, are as follows:
All Other Compensation

				Long-	Personal
			Life	Term	Travel	Car	401(k)	All other
	Year	Medical	Insurance	Disability	Expense	Allowance	Contributions	Compensation	Total
John J. Mueller	2005	$10,003	$3,123	$1,044	$7,554	$18,731	$9,450	$34,378	$84,283
	2004	9,570	4,334	7,210	7,478	8,187	9,225	—	46,004
Kenneth R. Cole	2005	6,905	9,248	1,044	—	—	—	—	17,197
	2004	9,570	14,530	4,774	7,478	—	9,225	—	45,577
W. Grant Raney	2005	6,164	1,823	1,044	—	—	9,450	40	18,521
	2004	5,369	2,025	1,044	7,478	—	9,225	—	25,141
William M. Ojile, Jr.	2005	10,004	1,261	1,044	—	—	9,450	40	21,799
	2004	8,645	1,468	1,859	—	—	9,225	—	21,197
Cynthia B. Nash	2005	9,094	1,016	870	3,777	—	3,089	20,041	37,887
Jerry E. Vaughn	2005	1,608	3,366	—	—	—	—	28,242	33,216
(4)	Mr. Cole served as our Chief Executive Officer from January 2002 through April 2004.

(5)	Mr. Vaughn became a senior vice president and Chief Financial Officer effective October 1, 2005.
Employment and Severance Agreements
     We have entered into employment, confidentiality and non-competition agreements with Messrs. Mueller, Vaughn, Ojile, Raney and Ms. Nash, the material terms of which are discussed below. We also have agreements with other key employees at the director level and above that provide for an agreement not to compete with us for a maximum period of up to twelve months, in return for the payment of severance benefits for involuntary termination without cause.
     Agreement with John J. Mueller. We entered into an employment agreement with John J. Mueller upon the consummation of our initial public offering, which replaced his previous employment agreement executed in 2004. Mr. Mueller’s new employment agreement will remain in effect until February 14, 2008. and can be renewed for successive one year periods thereafter. Mr. Mueller receives an annual base salary of $500,000, an annual incentive bonus and medical and other benefits. Mr. Mueller’s annual bonus is targeted to be one times his base salary for the applicable year, although our Board of Directors may increase or decrease the amount of any award in its discretion. Pursuant to his employment agreement, Mr. Mueller also received an initial public offering cash bonus, as described below under the heading “Related Party Transactions.”
     On February 9, 2006, the Compensation Committee approved amendments to Mr. Mueller’s employment agreement to reflect severance and retention provisions adopted by the Compensation Committee on December 8, 2005 in conjunction with the approval of the merger agreement by the Valor Board of Directors. If we terminate Mr. Mueller’s employment without “cause” or if he resigns for “Good Reason,” as each such term is defined in his new employment agreement, he will be entitled to receive severance benefits consisting of his annual base salary for twenty-four months following the date of his termination, plus two times the full amount of his target bonus for the year in which his employment terminates and life insurance and medical benefits for various periods. Mr. Mueller’s employment agreement provides that he will be restricted from engaging in competitive activities for one year after the termination of his employment although this restriction may be extended for an additional six months under certain circumstances.
     Agreement with Jerry E. Vaughn. We entered into an employment agreement with Jerry E. Vaughn on October 1, 2005 (the “Effective Date”). Mr. Vaughn’s employment agreement will remain in effect until the fourth anniversary of the Effective Date and can be renewed thereafter for one-year extensions of the employment term, unless either party provides written notice of its intention not to review the agreement within 90 days of the expiration of the then current term. Mr. Vaughn receives an annual base salary of $325,000, an annual incentive bonus and medical and other benefits. Mr. Vaughn’s annual bonus is targeted to be 100% of his base salary for the applicable year, although our Board of Directors may increase or decrease the amount of any award in its discretion.
     If we terminate Mr. Vaughn’s1 employment without “cause” or if he resigns for “Good Reason,” as each such term is defined in his employment agreement, he will be entitled to receive severance benefits consisting of his annual base salary and continued medical and other benefits for eighteen months following the date of his termination, plus, with respect to the fiscal year in which his employment terminates, the pro rata portion of the annual bonus he would have received had he been employed by our company for the full fiscal year. Mr. Vaughn’s employment agreement provides that he will be restricted from engaging in competitive activities for one year after the termination of his employment. Mr. Vaughn may not solicit employees for one year following termination of his employment with our company.
     Agreement with William M. Ojile, Jr. We entered into an employment agreement with William M. Ojile, Jr. upon the consummation of our initial public offering, which replaced the previous employment agreement we entered into with him in 2000. Mr. Ojile’s new employment agreement will remain in effect until the third anniversary of the completion of the Offering and can be renewed thereafter for one-year extensions of the employment term, unless either party provides written notice of its intention not to review the agreement within 90 days of the expiration of the then current term. Mr. Ojile receives an annual base salary of $250,000, an annual incentive bonus and medical and other benefits. Mr. Ojile’s annual bonus is targeted to be one-half his base salary for the applicable year, although our Board of Directors may increase or decrease the amount of any award in its discretion. Pursuant to his employment agreement, Mr. Ojile

[1]	The December 8, 2005 Compensation Committee Resolution provided that Mr. Vaughn would not receive an enhancement of the monetary severance terms contained in his employment agreement.

also received an initial public offering cash bonus, as described below under the heading “Related Party Transactions.”
     On February 9, 2006, the Compensation Committee approved amendments to Mr. Ojile’s employment agreement to reflect severance and retention provisions adopted by the Compensation Committee on December 8, 2005 in conjunction with the approval of the merger agreement by the Valor Board of Directors. If we terminate Mr. Ojile’s employment without “cause” or if he resigns for “Good Reason,” as each such term is defined in his employment agreement, he will be entitled to receive severance benefits consisting of his annual base salary and continued medical and other benefits for twenty-four months following the date of his termination, plus, with respect to the fiscal year in which his employment terminates, two times the full amount of his target bonus for the year in which his employment terminates. Mr. Ojile’s employment agreement provides that he will be restricted from engaging in competitive activities for one year after the termination of his employment. Mr. Ojile may not solicit employees for one year following termination of his employment with our company.
     Agreement with W. Grant Raney. We entered into an employment agreement with W. Grant Raney upon the consummation of our initial public offering, which replaced the previous employment agreement we entered into with him in 2000. Mr. Raney’s employment agreement will remain in effect until the third anniversary of the completion of the Offering and can be renewed thereafter for one-year extensions of the employment term, unless either party provides written notice of its intention not to review the agreement within 90 days of the expiration of the then current term. Mr. Raney receives an annual base salary of $257,000, an annual incentive bonus and medical and other benefits. Mr. Raney’s annual bonus is targeted to be one-half his base salary for the applicable year, although our Board of Directors may increase or decrease the amount of any award in its discretion. Pursuant to his employment agreement, Mr. Raney also received an initial public offering cash bonus, as described below under the heading “Related Party Transactions.”
     On February 9, 2006, the Compensation Committee approved amendments to Mr. Raney’s employment agreement to reflect severance and retention provisions adopted by the Compensation Committee on December 8, 2005 in conjunction with the approval of the merger agreement by the Valor Board of Directors. If we terminate Mr. Raney’s employment without “cause” or if he resigns for “Good Reason” as each such term is defined in his employment agreement, he will be entitled to receive severance benefits consisting of his annual base salary and continued medical and other benefits for twenty-four months following the date of his termination, plus, two times the full amount of his target bonus for the year in which his employment terminates. Mr. Raney’s employment agreement provides that he will be restricted from engaging in competitive activities and soliciting employees for one year following termination of his employment with our company.
     Agreement with Cynthia B. Nash. We entered into an employment agreement with Cynthia B. Nash upon the consummation of our initial public offering, which replaced the previous employment agreement we entered into with her in 2002. Ms. Nash’s employment agreement will remain in effect until the third anniversary of the completion of the Offering and can be renewed thereafter for one-year extensions of the employment term, unless either party provides written notice of its intention not to renew the agreement within 90 days of the expiration of the then current term. Ms. Nash receives an annual base salary of $210,0002, an annual incentive bonus and medical and other benefits. Ms. Nash’s annual bonus is targeted to be one-half her base salary for the applicable year, although our Board of Directors may increase or decrease the amount of any award in its discretion. Pursuant to her employment agreement, Ms. Nash also received an initial public offering cash bonus, as described below under the heading “Related Party Transactions.”
     On February 9, 2006, the Compensation Committee approved amendments to Ms. Nash’s employment agreement to reflect severance and retention provisions adopted by the Compensation Committee on December 8, 2005 in conjunction with the approval of the merger agreement by the Valor Board of Directors. If we terminate Ms. Nash’s employment without “cause” or if she resigns for “Good Reason,” as each such term is defined in her employment agreement, she will be entitled to receive severance benefits consisting of her annual base salary and continued medical and other benefits for twenty-four months following the date of her termination, plus, two-times the full amount of her target bonus for the year in which her employment terminates. Ms. Nash’s employment agreement provides that

[2]	By a December 8, 2005 Resolution of the Compensation Committee, Ms. Nash’s annual base salary was increased from $175,000 to $210,000.

she will be restricted from engaging in competitive activities for one year after the termination of her employment. Ms. Nash may not solicit employees for one year following termination of her employment with our company.
Director Compensation
     Independent members of the Board of Directors receive compensation for their services. Each independent director receives an annual retainer of $45,000, which is supplemented by additional payments of $1,250 for each board meeting attended in person, $625 for each board meeting attended telephonically, $5,000 annually for acting as a committee member ($10,000 for acting as audit committee chairperson and $7,500 for acting as compensation committee chairperson), $1,000 for each committee meeting attended in person, $500 for each committee meeting attended telephonically and reasonable travel expenses for attendance in person at board and committee meetings. In addition, each independent member of the Board of Directors received an up-front grant of 9,705 restricted shares pursuant to our 2005 Long-Term Incentive Plan. These restricted shares vest over the three years following their issuance at 33% per year. In addition, Mr. Cole, our Vice Chairman, will receive the compensation described above for serving as a member of our Board of Directors. No other non-independent director, however, shall receive compensation for serving as a member of our Board of Directors. Throughout the year, we reimburse our non-employee directors for reasonable expenses incurred in attending meetings and in the performance of other services rendered on behalf of the Board of Directors or its committees.
Compensation Committee Interlocks and Insider Participation
     Our Compensation Committee is composed of three directors. The Compensation Committee is currently composed of Mr. de Nicola, as Chairman, and Messrs. Alpert and Swani. None of our executive officers served as: (i) a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as one of our directors.
Compensation Committee Report On Executive Compensation
     The Compensation Committee of the Board of Directors is responsible for setting and administering compensation, including base salaries, annual incentives, and stock-based awards, paid or awarded to our executive officers. The Compensation Committee also oversees and approves incentive plan design, costs and administration. This report discusses the Compensation Committee’s activities, as well as its development and implementation of policies regarding compensation paid to our executive officers for 2005.
Overall Compensation Policies
     The Compensation Committee reviews and approves compensation policies and practices, including those related to stock-based compensation, for our executive officers and certain other employees. Our executive compensation system generally consists of three primary components: base salary, an incentive compensation award pursuant to an Annual Incentive Compensation Plan adopted by the Compensation Committee and restricted stock grants. Through the use of the foregoing, the Compensation Committee seeks to achieve a balanced compensation package that will attract and retain high quality key executives, appropriately reflect each such executive officer’s individual performance, contributions, and general market value, and provide further incentives to the executive officers to maximize annual operating performance and long-term stockholder value. In doing so, the Committee will regularly review and update:
•	An appropriate peer group of companies for the purposes of comparing compensation levels and practices; and

•	Key measures that the Compensation Committee will use in assessing performance for the purposes of incentive compensation awards to the chief executive officer and other members of the senior management team.

  Annual Salaries
     Annual base salaries for our executive officers have been established on a position-by-position basis. The chief executive officer has the responsibility to conduct annual internal reviews of executive officer salary levels in order to rank salary, individual performance and job value to each position. The chief executive officer then makes recommendations on salaries, other than his own, to the Compensation Committee. The Compensation Committee determines, reviews and approves corporate goals and objectives relevant to the compensation of the chief executive officer. The Compensation Committee reviews the recommendations regarding changes in salaries for executive officers. The Compensation Committee may take such action, including modifications to the recommendations, as it deems appropriate. The determinations of the Compensation Committee may be based on a variety of factors, including a subjective evaluation of past and potential future individual performance and contributions and alternative career opportunities that might be available to the executives. The Compensation Committee may also review compensation data from companies employing executives in positions similar to those whose salaries were being reviewed, as well as market conditions for executives in general with similar skills, responsibilities, background and performance levels and other companies with similar financial and business characteristics.
  Annual Incentive Compensation
     We maintain an incentive compensation plan that compensates certain management and supervisory personnel if our company meets or exceeds certain financial performance targets. These awards allow us to recognize individual performance and contributions to Valor on an annual basis. Our chief executive officer, in consultation with the Compensation Committee, may adjust or eliminate any incentive payment that would otherwise be earned under the Incentive Compensation Plan based on such factors as they may determine in their sole discretion. Our chief executive officer, in consultation with the Compensation Committee, may also amend or cancel the bonus plan at any time for any reason. Under the terms of the approved Incentive Compensation Plan, the Compensation Committee bases the amount of any annual incentive compensation to be paid to our executive officers, including the chief executive officer, on Valor performance (determined by reference to revenue and EBITDA targets established by Board resolution) and each such officer’s performance, attitude and potential.
     The 2004 Incentive Compensation Plan. In 2005, the Compensation Committee awarded incentive compensation under our 2004 Incentive Compensation Plan to certain of our executive officers, based on 2004 operating results and a discretionary evaluation of each such officer’s performance, attitude and potential. In 2005, all incentive compensation paid under the 2004 Incentive Compensation Plan was in the form of cash awards. The Compensation Committee based its actions regarding 2004 incentive compensation upon the performance of Valor and upon the chairman of the board’s recommendation regarding the chief executive officer, the chief executive officer’s recommendations regarding the other executive officers and the Compensation Committee members’ general business knowledge. The bonuses the named executive officers received under the 2004 Incentive Compensation Plan are disclosed in the bonus column in the Summary Compensation Table set forth below.
     The 2005 Incentive Compensation Plan. The Compensation Committee, at its March 22, 2005 meeting approved the 2005 Incentive Compensation Plan. That Plan allowed semi-annual payments if we were meeting or exceeding financial objectives and the outlook for the remaining half of the year was favorable. In August 2005, our chief executive officer, with the approval of our Compensation Committee, authorized bonus amounts for the first half of 2005 for members of our management team at the level of director and below eligible to participate in the incentive compensation plan that qualified for payment. The payments made were approximately one-third of the 2005 bonus opportunity for the respective employees. Members of our senior management team did not receive any payment. On February 9, 2006, the Compensation Committee awarded incentive compensation under our 2005 Incentive Compensation Plan to certain of our executive officers, based on 2005 operating results and a discretionary evaluation of each such officer’s performance, attitude and potential. In 2006, all incentive compensation paid under the 2005 Incentive Compensation Plan was in the form of cash awards. The Compensation Committee based its actions regarding 2005 incentive compensation upon the performance of Valor and upon the chairman of the board’s recommendation regarding the chief executive officer, the chief executive officer’s recommendations regarding the other executive officers and the Compensation Committee members’

general business knowledge. The bonuses the named executive officers received under the 2005 Incentive Compensation Plan are disclosed in the bonus column in the Summary Compensation Table set forth below.
     The 2006 Incentive Compensation Plan. The Compensation Committee, at its February 9, 2006 meeting, approved the 2006 Incentive Compensation Plan.
     2005 Long-Term Incentive Plan. Our 2005 Long-Term Incentive Plan provides for grants of stock options, restricted stock and performance awards. Members of our Board of Directors, our officers and other employees and persons who engage in services for us are eligible for grants under the plan. We plan to grant awards to these individuals from time to time to provide long-term incentives that are designed to couple the interests of key employees with those of stockholders in that the potential value of the awards is directly related to the future value of our stock.
     A total of 2,500,000 shares of our common stock are authorized for issuance under the plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in our corporate structure or the outstanding shares of common stock. We granted 2,157,531 shares of restricted stock, of which 2,099,739 shares were granted to executive officers, members of senior management and directors, leaving 342,469 shares available for issuance under the plan.
     Tax code limitation on executive compensation deductions. In 1993, Congress amended the Internal Revenue Code to impose a $1.0 million deduction limit on compensation paid to the chief executive officer and the four other most highly compensated executive officers of public companies, subject to certain transition rules and exceptions for compensation received pursuant to non-discretionary performance-based plans approved by such company’s stockholders. It is our general policy to structure the performance-based portion of the compensation of its executive officers in a manner that permits Valor to deduct fully such compensation.
Compensation of Chief Executive Officer
     John J. Mueller, Chief Executive Officer, earned $500,000 in base salary in 2005, per our employment agreement with him. In February 2005, the Compensation Committee approved an employment agreement with Mr. Mueller, which replaced a previous employment agreement, as further described under the heading “Employment and Severance Agreements.” Mr. Mueller’s contract states that he will earn a $500,000 annual base salary during the three year term of the agreement. In setting the Chief Executive Officer’s base salary, the committee considered company objectives, market and corporate challenges and market compensation practices.
     Mr. Mueller earned a bonus under our annual incentive compensation plan of $625,000 in respect of the year ended December 31, 2004. Mr. Mueller’s bonus reflects our philosophy of meeting and exceeding certain corporate financial targets. In addition, he was awarded a $1,000,000 bonus in connection with the completion of our initial public offering, of which $600,000 has been paid, and the remainder of which is payable January 1, 2007. See “Related Party Transactions.”
     Mr. Mueller owns 634,420 shares of Valor common stock pursuant to a restricted stock grant made to him in February 2005 under our 2005 Long-Term Incentive Plan, of which 303,418 of such shares are fully vested and the remainder will vest in equal installments on January 1, 2007 and 2008. This grants ties the Chief Executive Officer’s long-term compensation to the goals of increasing stockholder value and including at-risk compensation as a significant portion of the executive’s compensation.
Conclusion
     The Compensation Committee has reviewed each element of compensation for each of the executive officers for fiscal 2005. The Compensation Committee reported to the Board of Directors that in the Compensation Committee’s opinion, the compensation of each executive officer is reasonable in view of Valor’s performance and the Compensation Committee’s subjective evaluation of the contribution of each executive officer to that performance.
     Members of the compensation committee of the Board of Directors respectfully submit the foregoing report:
Anthony de Nicola, Chairman
Sanjay Swani
Norman W. Alpert

Performance Graph
     The following graph compares the cumulative total stockholder return on our common stock since February 9, 2005 when our common stock became publicly traded, with the cumulative total return over the same period of (1) the S&P 500 Index and (2) an industry index selected by us. Our relevant industry index is telephone communications (excluding radio telephone), which is composed of companies with a Standard Industry Classification, or SIC, Code of 4813. Pursuant to rules of the SEC, the comparison assumes $100 was invested on February 9, 2005 in our common stock and in each of the indices and assumes reinvestment of dividends, if any. Also pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. Historical stock prices are not indicative of future stock price performance.
COMPARE CUMULATIVE TOTAL RETURN
AMONG VALOR COMMUNICATIONS GROUP,
NYSE MARKET INDEX AND SIC CODE INDEX
ASSUMES $100 INVESTED ON FEB. 9, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2005

	2/09/05	3/31/05	6/30/05	9/30/05	12/31/05
Valor Communications Group	100.00	95.65	93.64	94.92	81.87

SIC Code Index	100.00	98.04	97.83	100.41	98.56

NYSE Market Index	100.00	101.36	103.68	108.49	110.77
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Current Equity Compensation Plan Information
     The following table sets forth information about Valor’s equity compensation plans as of December 31, 2005:

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column [a])
Plan Category	[a]	[b]	[c]
Equity compensation plans not approved by security holders	2,500,000	$0.0001	342,469
Equity compensation plans approved by security holders	—	—	—

Total	2,500,000	$0.0001	342,469
Beneficial Ownership of Valor Common Stock
     The following table and footnotes set forth as of March 31, 2006 the beneficial ownership, as defined by regulations of the SEC, of Valor common stock held by each person or group of persons known to Valor to own beneficially more than 5% of the outstanding shares of Valor common stock, each director of Valor, each current executive officer of Valor named in the Summary Compensation Table in this Amendment No. 1 to the Company’s annual report on Form 10-K (a “named executive officer”) and all current directors and executive officers of Valor as a group. Except as otherwise noted, the listed entities, individuals and group have sole investment power and sole voting power as to all shares of Valor common stock set forth opposite their names. All information is taken from or based upon ownership filings made by such persons with the SEC or upon information provided by such persons.

	Number	%(1)
Welsh, Carson, Anderson Stowe(2)	19,574,421	27.5%
Vestar Capital Partners(3)	8,497,942	12%
Kenneth R. Cole	42,543	*
John J. Mueller(4)	634,420	*
Jerry E. Vaughn(5)	361,533	*
Cynthia B. Nash(6)	137,748	*
William M. Ojile, Jr.(7)	187,434	*
W. Grant Raney(8)	275,835	*
Anthony J. de Nicola(9)(10)	19,617,000	27.6%
Sanjay Swani(9)(11)	19,585,992	27.5%
Norman W. Alpert(12)	8,497,942	12%
Federico Pena(12)	8,497,942	12%
Stephen B. Brodeur(13)	9,705	*
Michael E. Donovan(13)	9,705	*
Edward J. Heffernan(13)	9,705	*
Edward L. Lujan(13)	9,705	*
M. Ann Padilla(13)	9,705	*
All directors and executive officers as a group (15 persons)	29,814,518	41.9%

*	Less than 1%.

(1)	The respective percentages of beneficial ownership are based on 71,096,887 shares of common stock as of April 1, 2006.

(2)	Shares are held by the following affiliates of Welsh, Carson, Anderson & Stowe: Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P. Welsh, Carson,

Anderson & Stowe disclaims beneficial ownership of such shares. WCAS VIII Associates, LLC, a limited liability company and affiliate of Welsh, Carson, Anderson & Stowe, exercises voting and investment control over the shares held by Welsh, Carson, Anderson & Stowe VIII, L.P. as general partner. Voting and investment decisions by WCAS VIII Associates, LLC are determined by an affirmative vote of two thirds of its managing members. WCAS IX Associates, LLC, a limited liability company and affiliate of Welsh, Carson, Anderson & Stowe, exercises voting and investment control over the shares held by Welsh, Carson, Anderson & Stowe IX, L.P. as general partner. Voting and investment decisions by WCAS IX Associates, LLC are determined by an affirmative vote of two thirds of its managing members. The address of Welsh, Carson, Anderson & Stowe is 320 Park Avenue, Suite 2500, New York, NY 10022.

(3)	Shares are held by Vestar Capital Partners and the following affiliates of Vestar Capital Partners: Vestar Capital Partners III, L.P., Vestar Capital Partners IV, L.P. and Vestar/ Valor LLC. Vestar Capital Partners disclaims beneficial ownership of such shares. Vestar Capital Partners III, L.P. is a limited partnership, the general partner of which is Vestar Associates III, L.P. As general partner of Vestar Associates III, L.P., Vestar Associates Corporation III, a corporation affiliated with Vestar Capital Partners, exercises voting and investment control over shares held by Vestar Capital Partners III, L.P. Vestar Capital Partners IV, L.P. is a limited partnership, the general partner of which is Vestar Associates IV, L.P. As general partner of Vestar Associates IV, L.P., Vestar Associates Corporation IV, a corporation and affiliate of Vestar Capital Partners, exercises voting and investment control over shares held by Vestar Capital Partners IV, L.P. Vestar/Valor LLC is a limited liability company, the managing member of which is Vestar Capital Partners IV, LP. As general partner of Vestar Associates IV, LP, Vestar Associates Corporation IV exercises voting and investment control over the shares held by Vestar/ Valor LLC. The address of Vestar Capital Partners is 245 Park Avenue, 41st Floor, New York, NY 10167.

(4)	Includes 331,002 shares of restricted stock held by Mr. Mueller that will vest upon closing of the Company’s pending merger with Alltel Holding Corp. (the “merger”).

(5)	Includes 338,937 shares of restricted stock held by Mr. Vaughn that will vest upon closing of the Merger.

(6)	Includes 80,912 shares of restricted stock held by Ms. Nash, of which 40,456 shares will vest upon closing of the Merger and 40,456 shares will vest on January 1, 2008.

(7)	Includes 125,045 shares of restricted stock held by Mr. Ojile that will vest upon closing of the Merger.

(8)	Includes 147,112 shares of restricted stock held by Mr. Raney, of which 73,556 shares will vest upon closing of the Merger and 73,556 shares will vest on January 1, 2008.

(9)	As members of WCAS VIII Associates LLC and WCAS IX Associates, LLC, Mr. de Nicola and Mr. Swani may be deemed to share beneficial ownership of the shares held by WCAS VIII Associates LLC and WCAS IX Associates, LLC. Mr. de Nicola and Mr. Swani disclaim beneficial ownership of such shares and any other shares held by affiliates of Welsh, Carson, Anderson & Stowe.

(10)	Includes 42,579 shares held directly by Mr. de Nicola, of which 6,470 represents shares of restricted stock that will vest upon closing of the Merger.

(11)	Includes 11,571 shares held directly by Mr. Swani, of which 6,470 represents shares of restricted stock that will vest upon closing of the Merger.

(12)	As managing directors of Vestar Capital Partners, Mr. Alpert and Mr. Pena may be deemed to share beneficial ownership of the shares held by Vestar Capital Partners. Mr. Alpert and Mr. Pena each disclaim beneficial ownership of such shares and any other shares held by affiliates of Vestar Capital Partners.

(13)	Includes 6,470 shares of restricted stock that will vest upon closing of the Merger.

Item 13. Certain Relationships and Related Transactions.
Related Party Transactions
Equity Sponsors
     Securityholders Agreement. We entered into a securityholders agreement with WCAS, Vestar, Citicorp Venture Capital (“CVC”) and certain of their respective affiliates that contain the following registration rights:
•	WCAS and Vestar have demand registration rights relating to the shares of our common stock that they received pursuant to our reorganization, subject to the requirement that the securities covered by each demand registration have an aggregate public offering price of at least $25.0 million if registered pursuant to a long-form registration statement, or $10.0 million if registered pursuant to a short-form registration statement; provided that the entities comprising WCAS and Vestar that initiate a demand for registration must hold a majority of the shares of common stock held by all such WCAS or Vestar entities, as the case may be, to initiate a demand for registration; provided, further, that WCAS or Vestar may exercise a demand right for less than an aggregate public offering price of $25.0 million if registered pursuant to a long-form registration statement, or $10.0 million if registered pursuant to a short-form registration statement, if such proposed offering is for all of the remaining shares of common stock held by WCAS or Vestar; provided, further, that WCAS can request up to three registrations that are registered pursuant to a long-form registration statement and Vestar can request up to two registrations that are registered pursuant to a long-form registration statement; and

•	WCAS, Vestar and CVC have the right to include in our future public offerings of securities the shares of our common stock held by each of them.
     We have agreed to pay all costs and expenses in connection with each such registration, except underwriting discounts and commissions applicable to the securities sold, and to indemnify WCAS and Vestar that have included securities in such offering against certain liabilities, including liabilities under the Securities Act.
     Pursuant to the Securityholders Agreement, WCAS, Vestar, CVC and certain of their respective affiliates have agreed to vote for each other’s designees to our Board of Directors (to the extent permitted by law and the rules of any securities exchange, system or market on which our securities are then listed), and to vote such that both WCAS and Vestar have at least one designee on each of our committees.
     Upon completion of the merger, the Securityholders will be amended as discussed in more detail under “The Transactions — Interests of Certain Persons in the Merger.”
Management
  Transaction Bonuses.
     Initial Public Offering Cash Bonuses. In connection with the consummation of our initial public offering we paid cash bonuses to our executive officers and other members of management in the manner set forth on the table below if such individuals remain an employee of Valor or its affiliates as of any date on which such payment becomes due. These payments are intended to compensate our executive officers and other members of management for their efforts in connection with the completion of our initial public offering.

Name	Date of IPO	January 1, 2006	January 1, 2007(1)	Total
John J. Mueller	$200,000	$400,000	$400,000	$1,000,000
Kenneth R. Cole(2)	750,000	—	—	750,000
W. Grant Raney	100,000	200,000	200,000	500,000
William M. Ojile, Jr.	50,000	100,000	100,000	250,000
Cynthia B. Nash	30,000	60,000	60,000	150,000
Jerry E. Vaughn	—	—	—	—
Other	411,500	223,000	223,000	857,500

Total	$1,541,500	$983,000	$983,000	$3,507,500

(1)	Per Resolution of the Compensation Committee, dated December 8, 2005, cash grants scheduled to vest on January 1, 2007 will vest upon closing of the merger.

(2)	Pursuant to the terms of Amendment One to Mr. Cole’s Part-Time Employment Agreement, dated November 10, 2004.
Item 14. Principal Accounting Fees and Services.
     The following table shows the aggregate fees Deloitte & Touche LLP has billed or is expected to bill to us for services rendered for fiscal years ending December 31, 2004 and 2005.

Type of Fees	2004	2005
Audit Fees(1)	$512,611	$535,000
Audit-Related Fees(2)	665,000	244,729
Tax Fees(3)	1,560,000	65,000
All Other Fees(4)	6,396	718,396

Total	$2,744,007	$1,563,125

(1)	Fees for the following services:
(a)	audits of our consolidated year-end financial statements for each year;

(b)	reviews of the unaudited quarterly financial statements for each of the first three quarters of each year;

(c)	normally provided statutory or regulatory filings or engagements for each year; and

(d)	estimated out-of-pocket costs Deloitte & Touche incurred in providing all of such services for which we reimburse Deloitte & Touche.
(2)	Fees for registration statements, employee benefit plan audits and services related to our internal controls over financial reporting in connection with Sarbanes-Oxley Act of 2002.

(3)	Fees for tax compliance, tax advice and tax planning services.

(4)	Fees for all services not described in the other categories. For 2004, the disclosed fees include fees for an annual on-line research tool. For 2005, the disclosed fees include due diligence services related to the pending merger with Alltel’s wireline business and fees for an annual on-line research tool.
     The audit committee adopted a pre-approval policy in 2005 as further described in the Audit Committee Charter. As of the completion of our offering in February 2005, the audit committee became responsible for pre-approving every engagement of Deloitte & Touche to perform audit or non-audit services on behalf of Valor or any of its subsidiaries. All Audit, Audit-Related Fees, Tax Fees and All Other Fees described above in 2005 were approved by the Audit Committee before services were rendered. Prior to the initial public offering the Audit Committee was not required to pre-approve audit or non-audit services.

PART IV
Item 15. Exhibits, Financial Statement Schedule.
3. Exhibits:

2.1	Agreement and Plan of Merger, dated as of December 8, 2005, among Alltel, Alltel Holding Corp. (“Spinco”) and Valor Communications Group, Inc.†
4.1	Indenture, dated February 14, 2005, among Valor Communications Group, Inc., the guarantors thereto and The Bank of New York, as Trustee.††
4.2	Form of Senior Subordinated Note (included in Exhibit 4.1).††
4.3	Registration Rights Agreement, dated February 14, 2005, by and among Valor Telecommunications Enterprises, LLC, Valor Telecommunications Enterprises Finance Corp., the Guarantors named therein and the Initial Purchasers (as defined therein).††
10.1	Amended and Restated Credit Agreement, dated as of February 14, 2004, among Valor Telecommunications Enterprises, LLC as Borrower, Valor Communications Group, Inc. and certain of its subsidiaries, as Guarantors, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, J.P. Morgan Chase Bank, National Association and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, CIBC World Markets Corp. and Wachovia Bank, N.A., as Documentation Agents and the Lenders party thereto.††
10.2	Amendment No. 1, dated August 9, 2005, to the Amended and Restated Credit Agreement dated February 14, 2005.*
10.3	Valor Communications Group, Inc. 2005 Incentive Compensation Plan.††
10.4	Amended & Restated AT&T Master Carrier Agreement, dated as of March 29, 2005, between Valor Telecommunications of Texas L.P. and AT&T Corp.††
10.5	Collective Bargaining Agreement made as of March 1, 2005 between Valor Telecommunications of Texas, LP, or their successors and Communications Workers of America and the employees of the Company in the Bargaining Unit.*
10.6	Form of Employment Agreement by and between Valor Communications Group, Inc., Valor Telecommunications, LLC and Jerry E. Vaughn.**
10.7	Third Amendment to Wholesale Solutions Switched Services Agreement, dated November 8, 2005, by and between Sprint Communications Company L.P. and Valor Telecommunications Enterprises, LLC.****
10.8	Voting Agreement, dated as of December 8, 2005, by and among Alltel Holding Corp. and certain shareholders of Valor Communications Group, Inc.†
10.9	Amendment No. 15 to the Telecommunications Services Agreement, dated as of November 15, 2004, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.****
10.10	Amendment No. 16 to the Telecommunications Services Agreement, dated as of April 6, 2005, by and between Valor Telecommunications Enterprises, LLC and MCI Worldcom Network Services, Inc.****
10.11	Eleventh Amendment, dated as of March 31, 2005 to the Sprint Wholesale Services Data and Private Line Agreement between Sprint Communications Company L.P. and Valor Telecommunications Enterprises, LLC.****
21.1	Subsidiaries of the registrant.***
31.1	Certification Statement of Chief Executive Officer of Valor Communications Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Statement of Chief Financial Officer of Valor Communications Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Statement of Chief Executive Officer of Valor Communications Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Statement of Chief Financial Officer of Valor Communications Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to Form 8-K of ALLTEL Corporation filed with the Securities and Exchange Commission on December 9, 2005

††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

*	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005

**	Incorporated by reference to the Registrant’s Report on Form 8-K filed on September 19, 2005

***	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, filed on May 13, 2005 (Reg. No. 333-124917)

****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALOR COMMUNICATIONS GROUP, INC.

By:	/s/ John J. Mueller

John J. Mueller
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 1, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. de Nicola Anthony J. de Nicola	Chairman of the Board	May 1, 2006
/s/ Kenneth R. Cole Kenneth R. Cole	Vice Chairman of the Board	May 1, 2006
/s/ John J. Mueller John J. Mueller	President and Chief Executive Officer (Principal Executive Officer) and Director	May 1, 2006
/s/ Jerry E. Vaughn Jerry E. Vaughn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 1, 2006
/s/ Randal S. Dumas Randal S. Dumas	Vice President and Controller (Principal Accounting Officer)	May 1, 2006
/s/ Sanjay Swani Sanjay Swani	Director	May 1, 2006
/s/ Edward J. Heffernan Edward J. Heffernan	Director	May 1, 2006
/s/ Stephen Brodeur Stephen Brodeur	Director	May 1, 2006
/s/ M. Ann Padilla M. Ann Padilla	Director	May 1, 2006
/s/ Edward L. Lujan Edward L. Lujan	Director	May 1, 2006
/s/ Federico F. Peña Federico F. Peña	Director	May 1, 2006
/s/ Michael E. Donovan Michael E. Donovan	Director	May 1, 2006
/s/ Norman W. Alpert Norman W. Alpert	Director	May 1, 2006