Form 10-Q
period 2006-03-31
VALOR COMMUNICATIONS GROUP INC
filed 2006-05-15
CIK 1282266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code: (972) 373-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)
                    Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2006, 71,096,887 shares of common stock, par value $0.0001 per share, were outstanding.

VALOR COMMUNICATIONS GROUP, INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Valor Communications Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)
(unaudited)

	December 31,	March 31,
	2005	2006

ASSETS
Current assets
Cash and cash equivalents	$64,178	$69,848
Accounts receivable:
Customers, net of allowance for doubtful accounts of $2,062 and $1,858, respectively	25,333	24,346
Carriers and other, net of allowance for doubtful accounts of $954 and $882, respectively	34,640	30,150
Materials and supplies, at average cost	1,418	1,373
Other current assets	10,306	11,061

Total current assets	135,875	136,778

Net property, plant and equipment	717,529	707,578

Investments and other assets
Goodwill	1,057,007	1,057,007
Other	52,370	55,941

Total investments and other assets	1,109,377	1,112,948

TOTAL ASSETS	$1,962,781	$1,957,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$59	$16
Accounts payable	6,621	9,881
Accrued expenses and other current liabilities:
Taxes	10,760	7,486
Salaries and benefits	13,679	11,967
Interest	13,705	4,017
Dividend payable	25,138	25,584
Other	15,405	14,631
Advance billings and customer deposits	14,892	15,445

Total current liabilities	100,259	89,027

Long-term debt	1,180,555	1,180,555

Deferred credits and other liabilities	110,199	121,638

Total liabilities	1,391,013	1,391,220

Commitments and contingencies (see Note 9)
Stockholders’ equity
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 71,134,034 shares issued and 71,130,634 and 71,096,887 shares outstanding at December 31, 2005 and March 31, 2006, respectively	7	7
Additional paid-in capital	918,929	892,710
Treasury stock, 3,400 and 37,147 shares of common stock at December 31, 2005 and March 31, 2006, respectively, at cost	(46)	(433)
Accumulated other comprehensive loss	(7,304)	(4,881)
Deferred equity compensation	(18,502)	—
Accumulated deficit	(321,316)	(321,319)

Total stockholders’ equity	571,768	566,084

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,962,781	$1,957,304

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except owner unit and common share amounts)
(unaudited)

	Three Months Ended March 31,
	2005	2006

Operating revenues	$125,926	$125,607

Operating expenses
Cost of service (exclusive of depreciation and amortization shown separately below)	26,084	26,742
Selling, general and administrative (exclusive of non-cash stock compensation shown separately below)	33,587	30,474
Non-cash stock compensation	6,387	2,103
Depreciation and amortization	22,235	22,010

Total operating expenses	88,293	81,329

Operating income	37,633	44,278

Other income (expense)
Interest expense	(26,048)	(20,615)
Gain (loss) on interest rate hedging arrangements	(40)	304
Earnings from unconsolidated cellular partnerships	29	140
Loss on debt extinguishment	(29,262)	—
Other income and (expense), net	83	713

Total other income (expense)	(55,238)	(19,458)

Income (loss) before income taxes and minority interest	(17,605)	24,820

Income tax expense (benefit)	(5,437)	8,819

Income (loss) before minority interest	(12,168)	16,001

Minority interest	(468)	—

Net income (loss)	(12,636)	16,001
Other comprehensive income
Interest rate hedging arrangements, net of tax	210	2,423

Comprehensive income (loss)	$(12,426)	$18,424

Earnings per owners’ unit:
Basic and diluted net income (see Note 11):
Class A and B common interests	$0.09	$—
Class C interests	$0.01	$—

Earnings (loss) per common share (see Note 11):
Basic	$(0.28)	$0.23
Diluted	$(0.28)	$0.23

Cash dividends declared per share:	$0.18	$0.36

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2006

Operating activities
Net income (loss)	$(12,636)	$16,001
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,235	22,010
Deferred income taxes	(5,437)	8,619
Loss on debt extinguishment	29,262	—
Amortization of debt issuance costs	910	925
Non-cash unrealized (gain) loss on interest rate hedging arrangements	40	(304)
Earnings from unconsolidated cellular partnerships	(29)	(140)
Provision for doubtful accounts receivable	1,093	1,076
Non-cash stock compensation expense	6,387	2,103
Minority interest	468	—
Changes in current assets and current liabilities:
Accounts receivable	2,730	4,401
Accounts payable	1,515	2,612
Accrued interest	(1,179)	(9,688)
Other current assets and current liabilities, net	(6,890)	(7,026)
Other, net	2,020	1,286

Net cash provided by operating activities	40,489	41,875

Investing activities
Additions to property, plant and equipment	(17,379)	(10,234)
Redemption of RTFC capital certificates	24,445	—
Other, net	298	4

Net cash provided by (used in) investing activities	7,364	(10,230)

Financing activities
Proceeds from issuance of debt	400,000	—
Repayments of debt	(800,165)	(43)
Notes payable, net	(1,893)	—
Prepayment fees paid in connection with the repayment of debt	(19,393)	—
Proceeds from issuance of common stock, net of offering costs	412,746	—
Cash dividends paid	—	(25,138)
Payments of debt issuance costs	(16,206)	—
Other, net	(854)	(794)

Net cash used in financing activities	(25,765)	(25,975)

Net increase in cash and cash equivalents	22,088	5,670
Cash and cash equivalents at beginning of period	17,034	64,178

Cash and cash equivalents at end of period	$39,122	$69,848

See Note 12 for supplemental cash flow information.
See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands except owner unit and common share amounts)
(unaudited)
(1) Background and Basis of Presentation
The consolidated financial statements include the accounts of Valor Communications Group, Inc., (“Valor”) and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated. Valor is a holding company and has no direct operations. Valor was formed for the sole purpose of reorganizing the Company’s corporate structure and consummation of the Company’s initial public offering both of which occurred in February 2005. Valor’s principal assets are the direct and indirect equity interest of its subsidiaries, Valor Telecommunications, LLC (“VTC”), Valor Telecommunications Southwest, LLC (“VTS”) and Valor Telecommunications Southwest II, LLC (“VTS II”). The historical consolidated financial statements prior to the initial public offering represent those of VTC. See Note 15 for information regarding the pending merger with Alltel Holding Corporation (“Spinco”).
The Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP. The financial information for the three months ended March 31, 2005 and 2006 has not been audited by an independent registered public accounting firm. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Initial Public Offering and Senior Notes Offering - On February 9, 2005, the Company completed its initial public offering (“Offering”) registering 29,375,000 shares of common stock at an offering price of $15 per share. Concurrent with the Offering, the Company issued $400,000 principal amount of 7 3/4% senior notes due in 2015. The proceeds from the Offering and the issuance of the senior notes were used to repay certain existing indebtedness and associated fees and expenses. In connection with the Offering, certain of the Company’s stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the Offering price less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full. The Company received no proceeds from the over-allotment exercise.

In August 2005, the Company completed the exchange of all outstanding 7 3/4% senior notes in aggregate principal amount of $400,000 due 2015 for substantially identical 7 3/4% senior notes that have been registered under the Securities Act of 1933. The new notes mature on February 15, 2015 and pay interest semi-annually on February 15 and August 15, which started on August 15, 2005.
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
Stock Compensation - Concurrent with the Offering, the Company exchanged shares of Valor common stock with a value of $1,351 for all outstanding units under the Valor Telecom Executive Incentive Plan, and thereafter terminated this Plan. In addition, all equity incentive non-qualifying stock options in VTS’ Class B common interests were surrendered in connection with the Offering in February 2005. The Company finalized the 2005 Long-Term Incentive Plan (“LTIP”) resulting in the issuance of restricted stock. The Company has granted 2,418,203 shares of restricted stock since the Offering through the first quarter of 2006, which have vested or will vest on the Offering date and thereafter in 2006, 2007, 2008 and 2009. The Company recorded $6,387 and $2,103 of expense in the three months ended March 31, 2005 and 2006, respectively, as a result of the issuance of restricted stock.
(2) Stock-Based Compensation
Prior to the first quarter of 2006, the Company accounted for its employee stock compensation plans using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation expense recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1,

2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Although there was no material impact on the Company’s financial position, results of operations or cash flows from the adoption of SFAS 123(R), the Company reclassified all deferred equity compensation on the Condensed Balance Sheet to additional paid-in capital upon its adoption. The period prior to the adoption of SFAS 123(R) does not reflect restated amounts.
Long-term incentive plan — In connection with the Offering in 2005, the Company approved the LTIP. The LTIP provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the plan. The Company authorized 2,500,000 shares of the Company’s common stock for issuance under the LTIP. The Company has only granted restricted stock under the LTIP. The following table summarizes information about unvested restricted stock:

		Weighted
		average grant-
Restricted Stock	Shares	date fair value

Unvested balance, December 31, 2005	1,758,268	$14.58
Grants	35,850	12.34
Vested shares	(490,715)	14.75
Forfeitures	(1,379)	15.00

Unvested balance, March 31, 2006	1,302,024	$14.46

The Company determines fair value of restricted stock grants as the share price of the Company’s stock at grant-date. The weighted average grant-date fair value of the restricted stock grants for the three months ended March 31, 2005 and 2006 is $15.00 and $12.34, respectively. The weighted average exercise price of the restricted stock grants is $0.0001.
In the first quarter of 2006, the Company modified employees’ restricted stock agreements to allow for the payment of dividends on unvested restricted stock. The Company accounted for the modification under the provisions of SFAS 123(R), which results in additional non-cash stock compensation expense of approximately $800 in 2006, $1,500 in 2007 and $600 thereafter through 2009. The additional non-cash stock compensation cost represents the present value of the dividends to be paid.
The Company has recorded $6,387 and $2,103 of non-cash stock compensation expense in the three months ended March 31, 2005 and 2006, respectively, and an income tax benefit of $2,235 and $736, respectively. As of March 31, 2006, there was approximately $16,800 of unrecognized compensation cost related to unvested share-

based compensation arrangements. Such costs will be recognized as follows: $6,300 in the remainder of 2006, $8,300 in 2007, $1,300 in 2008 and $900 in 2009. The total aggregate intrinsic value of restricted stock expected to vest is $17,135 as of March 31, 2006. The total fair value of restricted stock that vested during the three months ended March 31, 2005 and 2006 was $5,465 and $5,757, respectively.
For the periods in which the Company had outstanding options, no stock-based employee compensation cost is reflected in net income, since options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant- date. If compensation cost for restricted stock and options had been determined in accordance with SFAS 123, the Company’s net income, per owner unit and per share amounts for the three months ended March 31, 2005 would have been as follows:

Three months
ended March 31,
2005

Net income (loss) as reported:	$(12,636)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(4,471)
Add: Total stock-based employee compensation expense determined under intrinsic value based method, net of tax	4,471

Pro forma net income (loss)	$(12,636)

Earnings per owners’ unit and common share:
Basic and diluted net income (loss) as reported:
Class A and B common interests	$0.09
Class C interests	$0.01
Common share	$(0.28)
Basic and diluted net income (loss) pro forma:
Class A and B common interests	$0.09
Class C interests	$0.01
Common share	$(0.28)

As discussed in Note 1, all equity incentive non-qualifying stock options in VTS’ Class B common interests were surrendered in connection with the Offering in February 2005.

(3) Net Property, Plant and Equipment
Net property, plant and equipment consist of the following:

	December 31,	March 31,
	2005	2006

Gross property, plant and equipment	$1,089,937	$1,101,800
Accumulated depreciation	(372,408)	(394,222)

Net property, plant and equipment	$717,529	$707,578

(4) Investments and Other Assets
Investments and other assets consist of the following:

	December 31,	March 31,
	2005	2006

Goodwill	$1,057,007	$1,057,007
RTFC equity certificates	7,704	7,748
Unamortized debt issuance costs	30,667	29,742
Investments in cellular partnerships	7,402	7,542
Other	6,597	10,909

Total	$1,109,377	$1,112,948

(5) Long-Term Debt
Pursuant to the Company’s credit facility, the Company is required to reduce the risk of interest rate volatility with at least 50% of its indebtedness. To manage interest rate risk exposure and fulfill requirements under the credit facility, the Company entered into nine agreements, three interest rate caps and six interest rate swaps, with investment grade financial institutions in 2005 (collectively, “Agreements”). One of the interest rate caps matured on March 31, 2006. While the Company may be exposed to credit losses due to non-performance of the counterparties, the Company considers the risk to be remote. In connection with entering the interest rate cap agreements in 2005, the Company paid $854.

The following represents a summary of the Agreements:

					December 31,	March 31,
					2005	2006
	Effective	Maturity	Notional	Cap Rate or	Fair Value	Fair Value
Instrument	Date	Date	Amount	Pay Rate %	Asset	Asset

Interest rate cap	03/31/06	03/30/07	$50,000	5.0	$53	$109
	03/31/06	03/31/08	100,000	5.0	403	650
Interest rate swap	03/31/06	03/31/08	75,000	4.5	345	905
	03/31/06	03/31/08	75,000	4.6	310	877
	03/31/06	03/31/09	50,000	4.2	844	1,386
	03/31/06	03/31/10	100,000	4.7	177	1,621
	03/30/07	03/31/08	30,000	4.7	13	132
	03/31/08	03/31/09	180,000	4.3	816	1,413

The Company’s interest rate caps are not treated as hedges as prescribed by the accounting literature. Therefore, the fair value of the instruments is recorded each reporting period in “Other assets” or “Deferred credits and other liabilities” on the Condensed Consolidated Balance Sheets with the change in fair value recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in “Gain (loss) on interest rate hedging arrangements.” The interest rate swaps effectively convert the Company’s variable rate debt to fixed rate debt. The swap agreements qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”; therefore, they are carried at fair market value and are included in “Other assets” or “Deferred credits and other liabilities” on the Condensed Consolidated Balance Sheets with changes in fair value recorded as “Other comprehensive income” in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
As a result of the repayment of existing indebtedness that occurred in connection with the Offering, the Company recorded a loss on debt extinguishment of $29,262 primarily due to prepayment premiums, breakage costs and the write-off of related deferred debt costs in the first quarter of 2005.

(6) Deferred Credits and Other Liabilities
Deferred credits and other liabilities consist of the following:

	December 31,	March 31,
	2005	2006

Accrued pension costs	$9,446	$11,327
Accrued postretirement medical and life benefit costs	13,100	13,297
Deferred revenue	2,166	1,898
Deferred federal income taxes	84,056	93,916
Other	1,431	1,200

Total	$110,199	$121,638

(7) Income Taxes
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” The Company records its net deferred income tax asset and liability for all temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, computed based on provisions of the enacted tax law.
Prior to the reorganization in February 2005, only VTS II had elected to be taxed as a corporation for federal income tax purposes. Each legal operating entity owned directly or indirectly by VTS II was legally formed either as a limited liability company, a limited partnership, or a corporation. However, each of these entities was treated for federal income tax purposes either as a corporation or a disregarded entity (a division of a corporation). Operations for all entities directly or indirectly owned by VTS II were included in a consolidated federal income tax return filed by VTS II. Since VTS II had elected to be treated as a corporation for tax purposes, the income tax expense and the deferred tax assets and liabilities reported in the consolidated results of operations are reported under this entity’s name and are computed based upon the consolidated Southwest II operations.
In the first quarter of 2006, the Company finalized its tax positions that were recorded as a result of the reorganization that occurred in conjunction with the Offering. There were no material changes to the tax positions from December 31, 2005 as a result of this finalization.

Income tax expense (benefit) was as follows:

	Three months ended March 31,
	2005	2006

Current expense	$—	$200
Deferred expense (benefit)	(5,437)	8,619

Total income tax expense (benefit)	$(5,437)	$8,819

The differences between the federal income tax statutory rate and the Company’s effective income tax rate of 30.1% for the three months ended March 31, 2005 is primarily related to consolidated entities not subject to income taxes prior the effective date of the Offering. The Company’s effective income tax rate of 35.5% for the three months ended March 31, 2006 differs from the federal income tax statutory rate primarily due to state income tax expense offset by an income tax benefit from a permanent difference related to the step-up in tax basis of assets that is attributable to goodwill that occurred in connection with the Company’s reorganization.
(8) Pension and Postretirement Benefits
The Company sponsors a qualified pension plan and a postretirement benefit plan. Participants consist of union employees and certain other employees previously employed by either GTE Southwest Corporation, which is now part of Verizon, or Kerrville Communications Corporation, Inc. and who joined Valor after completion of the respective transactions who are not covered under the union contract. The pension plan is noncontributory. The Company’s postretirement health care plans are generally contributory and include a limit on the Company’s share of the cost for recent and future retirees. The Company accrues the costs, as determined by an actuary, of the pension and the postretirement benefits over the period from the date of hire until the date the employee becomes fully eligible for benefits.

The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	Three months ended March 31,
	2005	2006

Service cost	$983	$1,090
Interest cost	967	1,055
Expected return on plan assets	(665)	(764)
Amortization of loss	383	501

Net periodic benefit cost	$1,668	$1,882

Due to the Company’s 2005 cash contributions to its qualified pension plan, the Company has no required cash contributions for the remainder of 2006. The next required cash contribution will be due in 2007; however, the Company may elect to make optional contributions prior to that date.

	Postretirement Benefits
	Three months ended March 31,
	2005	2006

Service cost	$104	$100
Interest cost	249	246
Amortization of loss	42	44

Net periodic benefit cost	$395	$390

(9) Commitments and Contingencies
In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.

(10) Related Party Transactions
The Company had the following transactions with related parties:

	Three months ended March 31,
	2005	2006

Various professional fees paid to certain individual investors	$19	$5
Revenue earned from wireless affiliates	120	120
Tower and office space lease payments to an employee	88	43

The Company had the following balances with related parties:

	December 31,	March 31,
	2005	2006

Receivable from wireless affiliates for management services and facility leases	$1,580	$505
Under the terms of the CGKC&H (wireless affiliate) partnership agreement, the general partners have designated the Company to act as the operating partner of CGKC&H. The agreement provides that the Company is to be reimbursed for all reasonable and necessary expenses incurred on behalf of CGKC&H. During the three months ended 2005 and 2006, the Company was reimbursed approximately $271 and $288, respectively, from CGKC&H for these services.
(11) Earnings Per Share
On February 9, 2005, the Company completed the Offering issuing 29,375,000 shares of common stock and 41,458,333 shares of common stock in exchange for all outstanding ownership interests in VTC and its subsidiaries outstanding prior to the Offering and issuance of shares to management under the LTIP. As of March 31, 2005 and 2006, the Company had 70,868,777 and 71,134,034 shares of common stock issued, respectively, and 70,648,109 and 71,096,887 shares of common stock outstanding (net of treasury shares), respectively, including restricted shares issued to management and to the board of directors.

The following tables set forth the computation of earnings per share:

	For the period from February 9-	Three months ended
	March 31, 2005	March 31, 2006

Numerator:
Net (loss) income	$(19,187)	$16,001

Denominator:
Weighted average common shares outstanding for purposes of computing basic EPS	69,367,007	69,778,760
Effect of unvested restricted stock	—	—

Total weighted average shares outstanding for purposes of computing diluted EPS	69,367,007	69,778,760

Basic EPS:
Net (loss) income per common share	$(0.28)	$0.23
Diluted EPS:
Net (loss) income per common share	$(0.28)	$0.23

There were 1,501,770 of unvested shares issued to management that were excluded from the computation of diluted earnings per share for the period from February 9 through March 31, 2005 because the effect would be anti-dilutive.

	For the period from January 1-
	February 8, 2005
	Class A and B
	Common Interests	Class C Interests

Numerator:
Net income	$6,234	$317

Denominator:
Weighted average common interests outstanding	70,591,699	46,000,000

Basic and Diluted:
Net income per owners’ unit	$0.09	$0.01

(12) Supplemental Cash Flow Information
Cash payments for interest were $26,451 and $29,633 for the three months ended March 31, 2005 and 2006, respectively.
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

In connection with the Offering, the Company issued 1,866,133 shares of restricted stock. The Company recorded $27,992 in the quarter ended March 31, 2005 to deferred equity compensation, common stock and additional paid-in capital. The Company recorded $6,387 of non-cash stock based compensation expense related to the issuance of restricted stock to management. In the quarter ended March 31, 2006, the Company issued 35,850 shares of restricted stock from treasury stock and recorded $443 to additional paid-in capital. The Company recorded $2,103 of non-cash stock based compensation expense related to issuances of restricted stock to management and board of directors for the quarter ended March 31, 2006.
Concurrent with the Offering, the Company exchanged shares of Valor common stock with a value of $1,351 for all outstanding units under the Valor Telecom Executive Incentive Plan, and thereafter terminated this Plan.
In the three months ended March 2005 and 2006, certain unvested shares of restricted stock were forfeited. Restricted stock forfeitures of $3,310 in 2005 were recorded against deferred equity compensation with a corresponding offset to additional paid-in capital and treasury stock. Restricted stock forfeitures of $21 in 2006 were recorded against additional paid-in capital with a corresponding offset to treasury stock.

In connection with the amendment of the credit facility in February 2005, the Company wrote-off $9,869 of unamortized debt issuance costs.
In March 2005 and 2006, the Company declared cash dividends of $12,486 and $25,584, respectively, that were payable in April 2005 and 2006, respectively.
The Company accrued $1,757 of property, plant and equipment that was not yet paid as of March 31, 2006.
The Company accrued $1,525 of Offering and debt issuance costs that was not yet paid as of March 31, 2005.
(13) Guarantor Subsidiaries
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
Provisions of the senior credit agreement that the Company entered in conjunction with the Offering restricts the ability of all of the guarantor subsidiaries to transfer funds to the Company. The senior credit agreement also precludes the guarantor subsidiaries from transferring funds to Valor:
i.	to pay dividends on common stock during a dividend suspension period, as defined in the senior credit agreement;

ii.	when an event of default has occurred, as defined in the senior credit agreement; or

iii.	for the purpose of paying dividends that would exceed available distributable cash, as defined in the senior credit agreement.
(14) Recently Issued Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for the Company for fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of 2006. The adoption did not have a material effect on the Company’s financial condition or results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to SFAS 133. In addition, it clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Earlier adoption is permitted. The Company does not expect SFAS 155 will have a material effect on its financial condition or results of operations upon adoption.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140” (“SFAS 156”). SFAS 156 requires recognition of servicing assets and liabilities each time an entity incurs an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 also requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method or the fair value measurement method for each class of such assets and liabilities. SFAS 156 should be adopted as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year provided the entity has not yet issued financial statements for any period of that fiscal year. The Company does not expect SFAS 156 will have a material effect on its financial condition or results of operations upon adoption.
(15) Significant Transactions
As previously announced on December 9, 2005, the board of directors of the Company unanimously approved a strategic merger that will combine the Company and the wireline telecommunications business of Alltel Corporation (“Alltel”). Pursuant to the Agreement and Plan of Merger the Company entered into on December 8, 2005 with Alltel and Alltel Holding Corp. (which is referred to as “Spinco”), Spinco will merge with and into the Company and the Company will survive as a stand-alone company named Windstream Corporation (“Windstream”) and will hold and conduct the combined business operations of the Company and Spinco. The merger will take place immediately after Alltel contributes the assets making up its wireline telecommunications business to Spinco and distributes the common stock of Spinco to its stockholders. In the merger, each share of Spinco common stock will be converted into the right to receive approximately 1.04 shares of the Company’s common stock. Existing shares of the Company’s common stock will remain outstanding. Following completion of the merger, the separate existence of Spinco will cease. The Company expects to issue approximately 403 million shares of common stock to Alltel stockholders in the merger. However, this amount is subject to change as a result of compensatory equity grants and other issuances of the Company’s common stock. On May 2, 2006, the Company filed amendment No. 2 to its registration statement on Form S-4 with the Securities and Exchange Commission registering the re-sale of the shares to be issued to Alltel stockholders. The Company also expects to assume approximately $4,000,000 in outstanding debt in the merger.
Immediately following the merger, the Company expects to change its name to Windstream and that its common stock will be quoted on the New York Stock Exchange under Windstream and with a new ticker symbol of WIN. When the merger is completed, Alltel stockholders will together own approximately 85%, and the Company’s stockholders will own approximately 15%, of the shares of common stock in that entity on a fully diluted basis. The composition of the senior management and board of directors of the combined business has been largely determined by Alltel. While the Company is the legal acquirer and the surviving entity in this transaction, Spinco will be deemed to be the accounting acquirer in a transaction treated for accounting purposes as a reverse acquisition. The historical financial statements of the Company after the close of the merger will be those of Spinco. The merger is subject to both regulatory and shareholder approval and is expected to close in mid-2006.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this quarterly report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this quarterly report and those described from time to time in materials filed with our other filings with the SEC. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the following:
•	our high degree of leverage and significant debt service obligations;

•	our ability to refinance our existing indebtedness on terms acceptable to us, or at all;

•	any adverse changes in law or government regulation, including possible changes to cash funding requirements for our defined benefit pension plan;

•	the risk that we may not be able to retain existing customers or obtain new customers;

•	the risk of technological innovations outpacing our ability to adapt or replace our equipment to offer comparable services;

•	the possibility of labor disruptions;

•	the risk of increased competition in the markets we serve;

•	the impact of pricing decisions;

•	the risk of weaker economic conditions within the United States;

•	potential difficulties in attaining the necessary regulatory and shareholder approvals required to consummate our planned merger with Alltel’s wireline business;

•	potential difficulties in integrating our business with Alltel’s wireline business and attaining the expected synergies;

•	uncertainties associated with new product development;

•	environmental matters;

•	potential outcome of future income tax audits;

•	possible future litigation or regulatory proceedings;

•	changes in accounting policies or practices adopted voluntarily or as required by accounting principles generally accepted in the United States;

•	changes in laws or regulations governing telecommunications providers or the provision of telecommunications services; and

•	other risks and uncertainties.
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
Overview
We provide telecommunications services primarily in rural areas of Texas, Oklahoma, New Mexico and Arkansas serving approximately 517,000 access lines as of March 31, 2006. We formed our company in 2000 in connection with the acquisition of select telephone assets from GTE Southwest Corporation, which is now part of Verizon. In January 2002, we acquired the local telephone company serving Kerrville, Texas. The rural telephone businesses that we own have been operating in the markets we serve for over 75 years. Since our inception, we have invested substantial resources to improve and expand our network infrastructure. In the markets we serve, we provide a full range of voice and data services, including integrated packages of local, long distance, high-speed data and Internet access, as well as a variety of enhanced services such as voicemail and caller identification. We provide reliable, personalized customer care through three call centers, and we have automated many of our customer service functions to enable our customers to interact with our company 24 hours a day, 365 days a year.
The competitive landscape and customer preferences for communications services continue to evolve in the telecommunications industry in general, as well as in the markets we serve. We have taken numerous steps to position ourselves to meet the competitive pressures that we face, including: (i) expanding the coverage of our DSL product to provide greater broadband opportunities, including increased DSL speeds, to our customers in rural America; (ii) aggressively pricing and bundling services such as DSL, Internet access, long distance and second lines with our basic service to create more appealing product offerings at more attractive prices to our customers; (iii) offering discounts to customers who make commitments to purchase service from us for a one-year period; and (iv) improving customer service. We added over 8,100 DSL subscribers in the three month period ended March 31, 2006 and we now have DSL service available to approximately 72% of our customer base. We have also focused intently on increasing the efficiency of our business by investing in our infrastructure to improve our underlying business processes and increase the quality of our customer service, maintaining tight expense controls and utilizing a disciplined approach to our capital spending.
We experience competition from wireless service providers in many of our markets and wireline local carriers and cable companies in a limited number of our markets. The number of access lines we serve is one of the fundamental drivers of our business, and competition has been a significant factor in the recent decline in our access lines. While the number of access lines we serve has been declining gradually for the last several years, we have been able to maintain our revenue levels as a result of our strategy to sell additional services to our existing customers to increase our average revenue per line. We lost 1,945 access lines in the three month period ended March 31, 2006.
Competition continues in Broken Arrow, OK, a suburb of Tulsa, OK. The cable provider serving that market began offering a cable telephony product late in 2004. We have defined active cable telephony markets as those markets where we have processed request(s) by the cable competitor to port customer telephone numbers to the cable provider. “Porting” is an industry term used to describe the process that allows a customer to retain his or her existing phone number when switching his or her telephone service to a competitor. As of March 31, 2006, approximately 11% of our access lines were in active cable telephony markets, consisting essentially of the lines we serve in Broken Arrow and a bordering community along with three of our West Texas markets. Our active cable telephony markets have been the primary contributor to our year to date access line losses.
We are subject to regulation primarily by federal and state government agencies. At the federal level, the FCC has jurisdiction over interstate and international telecommunications services. State telecommunications regulators exercise jurisdiction over intrastate telecommunications services.

Significant transactions
As previously announced on December 9, 2005, the board of directors of Valor unanimously approved a strategic merger that will combine Valor and the wireline telecommunications business of Alltel Corporation (“Alltel”). Pursuant to the Agreement and Plan of Merger Valor entered into on December 8, 2005 with Alltel and Alltel Holding Corp. (which we refer to as “Spinco”), Spinco will merge with and into Valor and Valor will survive as a stand-alone company named Windstream Corporation (“Windstream”) and will hold and conduct the combined business operations of Valor and Spinco. The merger will take place immediately after Alltel contributes the assets making up its wireline telecommunications business to Spinco and distributes the common stock of Spinco to its stockholders. In the merger, each share of Spinco common stock will be converted into the right to receive approximately 1.04 shares of Valor common stock. Existing shares of Valor common stock will remain outstanding. Following completion of the merger, the separate existence of Spinco will cease. Valor expects to issue approximately 403 million shares of common stock to Alltel stockholders in the merger. However, this amount is subject to change as a result of compensatory equity grants and other issuances of Valor common stock. On May 2, 2006, we filed amendment No. 2 to our registration statement on Form S-4 with the Securities and Exchange Commission registering the re-sale of the shares to be issued to Alltel stockholders. Valor also expects to assume approximately $4 billion in outstanding debt in the merger.
Immediately following the merger, Valor expects to change its name to Windstream and that its common stock will be quoted on the New York Stock Exchange under Windstream and with a new ticker symbol of WIN. When the merger is completed, Alltel stockholders will together own approximately 85%, and Valor’s stockholders will own approximately 15%, of the shares of common stock in that entity on a fully diluted basis. The composition of the senior management and board of directors of the combined business has been largely determined by Alltel. While we are the legal acquirer and the surviving entity in this transaction, Spinco will be deemed to be the accounting acquirer in a transaction treated for accounting purposes as a reverse acquisition. The historical financial statements of Valor after the close of the merger will be those of Spinco. The merger is subject to both regulatory and shareholder approval and is expected to close in mid-2006.
On February 9, 2005, we completed our initial public offering (the “Offering”) registering 29,375,000 shares of Valor common stock for $15 per share. The net proceeds from the Offering were used to repay certain existing indebtedness. In conjunction with the Offering, we completed a reorganization of our company. In connection with the Offering, certain of the company’s stockholders granted an option to the underwriters to purchase up to 4,406,250 additional shares in the aggregate at the Offering price less the underwriting discount. On March 16, 2005, the underwriters exercised their over-allotment option in full. We received no proceeds from the over-allotment exercise.
Concurrently with the Offering, our subsidiary Valor Telecommunications Enterprises, LLC and its direct wholly-owned subsidiary, Valor Telecommunications Enterprises Finance Corp., as co-issuers, issued $400.0 million aggregate principal amount of 7 3/4%

ten year senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933. We used the net proceeds from such issuance to repay certain existing indebtedness. In August 2005, we completed the exchange of all outstanding 7 3/4% senior notes in aggregate principal amount of $400.0 million due 2015 for substantially identical 7 3/4% senior notes that have been registered under the Securities Act of 1933. The new notes mature on February 15, 2015 and pay interest semi-annually on February 15 and August 15, starting on August 15, 2005.
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
     In Texas, most of our operations are subject to price caps on our basic telecommunications services, while we maintain pricing flexibility on some non-basic services. In September 2005, the Texas legislature adopted significant telecommunications legislation. This legislation created, among other provisions, a statewide video franchise for telecommunications carriers, established a framework for deregulation of the retail telecommunications services offered by incumbent local telecommunications carriers and directed the Texas Public Utility Commission (“TPUC”) to initiate a study of the Texas Universal Service Fund (“USF”). We expect to participate in numerous TPUC proceedings in the coming months related to this new legislation, and we expect that the Texas legislature may further address issues of importance to rural telecommunications carriers in Texas, including the Texas USF, in the 2007 legislative session.
     Our subsidiaries in New Mexico operated under an alternative regulation plan until March 31, 2006. Legislation enacted in 2004 mandates that the New Mexico Public Regulation Commission adopt rules tailored to the size and market demographics of local exchange carriers like our company that have between 50,000 and 375,000 access lines in New Mexico. As of April 1, 2006, the New Mexico Public Regulation Commission regulates the Company pursuant to rules that govern our retail prices and service quality. These rules, adopted in January 2006, allow us pricing flexibility on retail services. The rules also mandate the streamlining of the process governing the introduction and withdrawal of tariffs and the packaging and bundling of services. We also recently played an instrumental role in the development and passage of access reform legislation. The New Mexico Public Regulation Commission adopted rules on November 1, 2005 to implement the access reform legislation, and later in December 2005, adopted several modifications to those rules. The rules, which went into effect on April 1, 2006, generally require: 1) the reduction of access rates to interstate levels according to prescribed criteria; 2) the increase of business and residence basic local services prices to prescribed benchmark prices; and 3) creation of a state USF to ensure revenue neutrality after taking into account revenues from the retail price increases.
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
Critical Accounting Policies and Estimates
Our unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying footnotes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. Our most critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. As a result of the adoption of a new accounting pronouncement, our accounting policy related to share-based compensation has changed as described below.
     Stock Compensation. As described in more detail in Note 2 of the accompanying Notes to the Condensed Consolidated Financial Statements, we issue restricted stock under the terms of the 2005 Long-term Incentive Plan (“LTIP”). Prior to the first quarter of 2006, we accounted for the restricted stock grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”). Prior to the first quarter of 2006, we measured compensation expense for these plans using the intrinsic value method as prescribed by APB Opinion No. 25. Under the intrinsic value method, compensation is measured as the amount the market value of the underlying equity instrument on the grant date exceeds the exercise price. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation expense beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense, if any, is then charged to compensation expense over the vesting period. During the three months ended March 31, 2005 and 2006, we recorded $6.4 million and $2.1 million of compensation expense, respectively, associated with issuance of restricted stock. Although there was no material impact on our financial condition, results of operations or cash flows from the adoption of SFAS 123(R), we reclassified all deferred equity compensation on the Condensed Consolidated Balance Sheets to the additional paid-in capital as a result of the adoption of SFAS 123(R). The period prior to the adoption of SFAS 123(R) does not reflect restated amounts.
Results of Operations
We have two operating segments, rural local exchange carrier (“RLEC”) and other services (“Other”).
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

In Other, we provide unregulated telecommunications services to customers throughout our RLEC service areas. These services include long distance and Internet services. Long distance is provided through resale agreements with national long distance carriers. We have considered the aggregation criteria in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and determined the operating segments are considered one reportable segment as further described in Note 2 to the “Consolidated Financial Statements” in the Annual Report on Form 10-K for the year ended December 31, 2005.
We generated revenues of $125.6 million and $125.9 million in the quarters ended March 31, 2006 and 2005, respectively. Operating income for the period ended March 31, 2006 and 2005 was $44.3 million and $37.6 million, respectively. Net income for the quarter ended March 31, 2006 was $16.0 million compared to a net loss for the quarter ended March 31, 2005 of $12.6 million.
Consolidated Operating Revenues
The following table provides the detail of revenues for the periods shown:

	Three months ended March 31,
	2005	2006	Change	% Change

	(dollars in thousands)
Local service	$38,650	$36,111	$(2,539)	-7%
Data services	7,469	9,640	2,171	29%
Long distance services	10,368	10,151	(217)	-2%
Access services	30,292	29,789	(503)	-2%
Universal Service Fund	29,025	28,226	(799)	-3%
Other services	10,122	11,690	1,568	15%

Total revenues	$125,926	$125,607	$(319)	0%

The following table sets forth several key metrics for the periods shown:

	Three months ended March 31,
	2005	2006

Total revenue (in thousands)	$125,926	$125,607
Ending access lines (1)	537,002	516,511
Average access lines	538,670	517,484
Total connections (2)	568,210	577,457
Average revenue per access line per month	$77.92	$80.91
Long distance subscribers	222,874	236,966
Penetration rate of total access lines	42%	46%
Average long distance subscribers	219,656	234,499
DSL subscribers	31,208	60,946
Penetration rate of total access lines	6%	12%

(1)	We calculate our access lines in service by counting the number of working communication facilities that provide local service that terminate in a central office or to a customer’s premises. Non-revenue producing lines provisioned for company official use and for test purposes are included in our total access line counts. There were 14,597 and 15,578 non-revenue producing lines included in our total access line count at March 31, 2005 and 2006, respectively, which represented 2.7% and 3.0%, respectively, of our total access line counts.

(2)	Total connections are defined as total access lines plus DSL subscribers.
Our consolidated revenues were flat for the three-month period ended March 31, 2006 compared to the same period in 2005. We had an increase of $2.2 million primarily as a result of adding DSL subscribers. DSL subscribers grew to 60,946 at March 31, 2006, which represented an increase of 95%. Operating revenues further increased due to an increase in equipment sales, directory advertising and services provided to wholesale carriers. Offsetting these increases, we experienced a decrease of $3.8 million primarily as a result of access line loss, lower access rates and reduction in minutes of use.

Operating Expenses
The following table sets forth operating expenses for the periods shown:

	Three months ended March 31,
	2005	2006	Change	% Change

	(dollars in thousands)
Cost of service (exclusive of depreciation and amortization shown separately below)	$26,084	$26,742	$658	3%
Selling, general and administrative (exclusive of non-cash stock compensation shown separately below)	33,587	30,474	(3,113)	-9%
Non-cash stock compensation	6,387	2,103	(4,284)	-67%
Depreciation and amortization	22,235	22,010	(225)	-1%

Total operating expenses	$88,293	$81,329	$(6,964)	-8%

Operating expenses decreased $7.0 million primarily due to $4.3 million decrease in non-cash stock compensation related to the issuance of restricted stock to our employees and members of our Board of Directors. This decrease is primarily a result of $5.5 million of non-cash stock compensation that vested on the offering date. The restricted stock vests based on various percentages through 2009. As of March 31, 2006, we have $16.8 million of deferred equity compensation. We expect to incur approximately $8.3 million of non-cash stock compensation expense in both 2006 and 2007 and $1.3 million and $0.9 million in 2008 and 2009, respectively. In the first quarter of 2006, we modified employees’ restricted stock agreements to allow for the payment of dividends on unvested restricted stock. We accounted for the modification under the provisions of SFAS 123(R), which we expect to result in additional non-cash stock compensation expense of approximately $.8 million in 2006, $1.5 million in 2007 and $.6 million through 2009. The additional non-cash stock compensation cost represents the present value of the dividends to be paid. Further decreases were due to $2.2 million in bonuses paid and accrued to management and other costs in the first quarter of 2005 related to the Offering.
Interest Expense
The following table sets forth interest expense for the periods shown:

	Three months ended March 31,
	2005	2006	Change	% Change

	(dollars in thousands)
Interest expense	$26,048	$20,615	$(5,433)	-21%

The decrease in interest expense was primarily due to lower average principal outstanding primarily as a result of repayment of approximately $400.0 million from the net proceeds of the Offering in the three months ended March 31, 2005.
Gain (Loss) on Interest Rate Hedging Arrangements
The following table sets forth gain (loss) on interest rate hedging arrangements for the periods shown:

	Three months ended March 31,
	2005	2006	Change	% Change
	(dollars in thousands)
Gain (loss) on interest rate hedging arrangements	$(40)	$304	$344	-860%

We entered into new arrangements to limit our interest rate risk under the terms of our existing credit facility in 2005 as further described under “Item 3: Quantitative and Qualitative Disclosures About Market Risk.” The amount recorded in the three months ended March 31, 2005 and 2006, represents the instruments that are not accounted for utilizing hedge accounting.
Earnings from Unconsolidated Cellular Partnerships, Loss on Debt Extinguishment and Other Income and Expense
The following table provides the detail of other income and expense for the periods shown:

	Three months ended March 31,
	2005	2006	Change	Change %
	(dollars in thousands)
Earnings from unconsolidated cellular partnerships	$29	$140	$111	383%
Loss on debt extinguishment	(29,262)	—	29,262	-100%
Other income and (expense), net	83	713	630	759%

Earnings from unconsolidated cellular partnerships represent our share of earnings in our equity interest of two cellular partnerships.
In connection with our Offering and amendment of our credit facility, we recorded a $29.3 million loss on debt extinguishment. The loss on debt extinguishment relates to prepayment fees and premiums and write-off of debt issuance costs related to our then existing indebtedness.
Other income and (expense), net includes various miscellaneous income and expense items, including interest income on our cash balances held at financial institutions.
Income Taxes
The following table sets forth income taxes for the periods shown:

	Three months ended March 31,
	2005	2006	Change	% Change
	(dollars in thousands)
Income tax expense (benefit)	$(5,437)	$8,819	$14,256	-262%

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
In 2005, the principal reason for the difference between our effective income tax rate and the federal statutory income tax rate is income from consolidated subsidiaries that are treated, for federal income tax purposes, as partnerships for the period from January 1, 2005 through the Offering date. In 2006, we expect our overall effective income tax rate will approximate 35%. The primary differences between our expected effective income tax rate and the federal statutory rate in 2006 relates to state income tax expense offset by an income tax benefit from a permanent difference related to the step-up in tax basis of assets that is attributable to goodwill that occurred in connection with our reorganization.

Minority Interest
The following table sets forth the minority interest for the periods shown:

	Three months ended March 31,
	2005	2006	Change	% Change
	(dollars in thousands)
Minority interest	$(468)	$—	$468	-100%

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
Financial Condition and Liquidity
Financial Condition. As of March 31, 2006 and December 31, 2005, we had total debt, net of cash and cash equivalents, of $1,110.7 million and $1,116.4 million, respectively. As of March 31, 2006 and December 31, 2005, we had $566.1 million and $571.8 million of stockholders’ equity, respectively. As of March 31, 2006 and December 31, 2005, we had a positive working capital balance of $47.8 million and $35.6 million, respectively.
Due to our 2005 cash contributions to our qualified pension plan, we have no required cash contributions for the remainder of 2006. The next required cash contribution will be due in 2007; however, we may elect to make optional contributions prior to that date.
We also have significant net operating losses (“NOLs”) that we will be able to use, subject to certain limitations, to reduce our future taxable income. Furthermore, we have other significant items, such as unamortized tax goodwill that we will deduct from our future taxable income.
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

Cash Flows

	Three months ended March 31,
	2005	2006	Change	% Chg
	(dollars in thousands)
Net cash provided by operating activities	$40,489	$41,875	$1,386	3%
Net cash provided by (used in) investing activities	7,364	(10,230)	(17,594)	-239%
Net cash used in financing activities	(25,765)	(25,975)	(210)	1%

Net increase in cash and cash equivalents	$22,088	$5,670	$(16,418)	-74%

Operating Activities. Net cash provided by operating activities of $41.9 million in 2006, was generated primarily by adjustments to our net income of $16.0 million to exclude non-cash items of $34.3 million. The most significant non-cash item in 2006 was depreciation and amortization expense of $22.0 million. Net cash provided by operating activities of $40.5 million in 2005, was generated primarily by adjustments to our net loss of $12.6 million to exclude non-cash and loss on debt extinguishment items of $54.9 million. The most significant non-cash item in 2005 was depreciation and amortization expense of $22.2 million and loss on debt extinguishment of $29.3 million.
Investing Activities. Cash used in investing activities was $10.2 million for the first quarter of 2006 compared to cash provided by investing activities of $7.4 million in 2005. Our investing activities consist primarily of capital expenditures for property, plant and equipment. We fund capital expenditures to deploy new network services, modernize our property, plant and equipment, position our network infrastructure for future growth, and to meet regulatory obligations. Capital expenditures for the quarter ended March 31, 2006 and 2005 were $10.2 million and $17.4 million, respectively. We anticipate that capital spending for fiscal year 2006 will be approximately $50 million.
The investing activities during 2005 include proceeds from the redemption of our RTFC capital certificate of $24.4 million that occurred in connection with amendment of our credit facility.
Financing Activities. Cash used in financing activities was $26.0 million in 2006 and $25.8 million in 2005. Cash used in financing activities for 2006 is primarily due to payment of dividends. The 2005 change was principally due to the net incremental payments of long-term debt of $400.2 million in 2005. Cash used by financing activities in 2005 also includes $412.7 million of net proceeds from the issuance of common stock in connection with our Offering and payment of prepayment fees and transaction costs of $19.4 million and $16.2 million, respectively.

Outstanding Debt and Existing Financing Arrangements
As of March 31, 2006, we had various financing arrangements outstanding. Under these financing arrangements, we have $1.2 billion of outstanding debt and $99.8 million of available borrowing capacity under our revolving credit facility.
Recently Issued Accounting Pronouncements
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for fiscal years beginning after December 15, 2005.We adopted SFAS 154 in the first quarter of 2006. The adoption did not have a material effect on our financial condition or results of operations upon its adoption.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to SFAS 133. In addition, it clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Earlier adoption is permitted. We do not expect SFAS 155 will have a material effect on our financial condition or results of operations upon adoption.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140” (“SFAS 156”). SFAS 156 requires recognition of servicing assets and liabilities each time an entity incurs an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 also requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method or the fair value measurement method for each class of such assets and liabilities. SFAS 156 should be adopted as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year provided the entity has not yet issued financial statements for any period of that fiscal year. We do not expect SFAS 156 will have a material effect on our financial condition or results of operations upon adoption.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
At December 31, 2005, we had total debt of $1,180.6 million consisting of both fixed and variable debt with weighted average interest rates ranging from 5.8% to 7.8%. The fair value of our debt was approximately $1,196.6 million. In February 2005, we completed the Offering and issuance of 7 3/4% senior notes and used the proceeds from the Offering and the issuance of senior notes to repay certain indebtedness that was outstanding and related transaction costs.
At March 31, 2006, we had total debt of $1,180.6 million consisting of both fixed and variable debt with weighted average interest rates ranging from 6.0% to 7.8%. Approximately $780.6 million of our debt matures in 2012 and $400.0 million matures in 2015. The fair value of our debt is approximately $1,198.6 million.
At March 31, 2006, we had approximately $725.0 million of variable rate debt. If market interest rates increase 100 basis points within the next year over the rates in effect at March 31, 2006, interest expense would increase $2.8 million. The increase in interest rates is impacted by our interest rate caps and swaps that are currently in effect or will be in effect over the next year. We are charged interest on our variable rate debt, as defined in the Senior Credit Agreement, based on LIBOR plus 1.75% or an applicable base rate plus .75%. The three-month LIBOR rate for the quarter ended March 31, 2006 ranged from 4.5% to 5.0%.
Pursuant to our credit facility, we are required to reduce the risk of interest rate volatility with at least 50% of our indebtedness. To manage our interest rate risk exposure and fulfill our requirement under our credit facility, we entered into nine agreements, three interest rate caps and six interest rate swaps, with investment grade financial institutions in March and September 2005 (collectively, “Agreements”). One of the interest rate caps matured on March 31, 2006. In connection with entering the interest rate cap agreements, we paid $0.9 million.

The following represents a summary of the Agreements (dollars in thousands):

					December 31,	March 31,
					2005	2006
	Effective	Maturity	Notional	Cap Rate or	Fair Value	Fair Value
Instrument	Date	Date	Amount	Pay Rate %	Asset	Asset

Interest rate cap	03/31/06	03/30/07	$50,000	5.0	$53	$109
	03/31/06	03/31/08	100,000	5.0	403	650
Interest rate swap	03/31/06	03/31/08	75,000	4.5	345	905
	03/31/06	03/31/08	75,000	4.6	310	877
	03/31/06	03/31/09	50,000	4.2	844	1,386
	03/31/06	03/31/10	100,000	4.7	177	1,621
	03/30/07	03/31/08	30,000	4.7	13	132
	03/31/08	03/31/09	180,000	4.3	816	1,413

Our interest rate caps are not treated as hedges as prescribed by the accounting literature. Therefore, the fair value of the instruments is recorded each reporting period in “Other assets” or “Deferred credits and other liabilities”on the Condensed Consolidated Balance Sheets with the change in fair value recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) in “Gain (loss) on interest rate hedging arrangements.” The interest rate swaps effectively convert our variable rate debt to fixed rate debt. Our interest rate swap agreements qualify for hedge accounting under SFAS 133; therefore, they are carried at fair market value and are included in “Other assets” or “Deferred credits and other liabilities” on the Condensed Consolidated Balance Sheets with changes in fair value recorded as “Other comprehensive income” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4: CONTROLS AND PROCEDURES.
Valor, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information relating us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer purchases of equity securities
The following table provides information about our share repurchases during the first quarter of 2006.

			Total Number of Shares	Maximum Number (or Approximate
	Total Number of	Average Price Paid	Purchased as Part of Publicly	Dollar Value) of Shares that May Yet Be
Period	Shares Purchased	per Share	Announced Plans or Programs	Purchased Under the Plans or Programs

January 2006	68,219 (1)	$11.64	—	—
February 2006	—	—	—	—
March 2006	—	—	—	—

Total	68,219	$11.64	—

(1)	Shares repurchased represent restricted stock purchased from employees at market price to satisfy tax withholding obligations in connection with employee restricted stock awards.

ITEM 6. EXHIBITS.
10.1	2006 Incentive Compensation Plan*

10.2	Amendment One to Employment Agreement with John J. Mueller*

10.3	Amendment One to Employment Agreement with Jerry E. Vaughn*

10.4	Amendment One to Employment Agreement with William M. Ojile, Jr.*

10.5	Amendment One to Employment Agreement with Grant Raney*

10.6	Amendment One to Employment Agreement with Cynthia B. Nash*

10.7	Amendment One to Employment Agreement with Randal S. Dumas*

10.8	Amendment One to Restricted Stock Agreement with John J. Mueller*

10.9	Amendment One to Restricted Stock Agreement with Jerry E. Vaughn*

10.10	Amendment One to Restricted Stock Agreement with William M. Ojile, Jr.*

10.11	Amendment One to Restricted Stock Agreement with Grant Raney*

10.12	Amendment One to Restricted Stock Agreement with Cynthia B. Nash*

10.13	Amendment One to Restricted Stock Agreement with Randal S. Dumas*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Report on Form 8-K filed on February 15, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006	VALOR COMMUNICATIONS GROUP, INC.

	By:	/s/ John J. Mueller

John J. Mueller
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2006

	By:	/s/ Jerry E. Vaughn

Jerry E. Vaughn
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)