Form 10-Q
period 2006-06-30
WINDSTREAM CORP
filed 2006-08-14
CIK 1282266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32422
WINDSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0792300

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4001 Rodney Parham Road Little Rock, AR	72212-2442

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (501) 748-7000
Valor Communications Group, Inc., 201 E. John Carpenter Freeway, Suite 200, Irving, TX 75062

(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2006, 473,671,619 shares of common stock, par value $0.0001 per share, were outstanding.

VALOR COMMUNICATIONS GROUP, INC.

Explanatory paragraph
On July 17, 2006 the previously announced merger between Valor Communications Group, Inc. (“Valor”) and the wireline telecommunications business (“Alltel Holding Corp.” or “Spinco”) of Alltel Corporation was completed (the “Merger”). Valor issued approximately 403 million shares of common stock to shareholders of Alltel Holding Corp. to consummate the Merger. The merged company changed its name to Windstream Corporation (“Windstream”) and its shares began trading on the NYSE under the symbol WIN at the close of business on July 17, 2006. Since Valor issued shares and is the surviving registrant in this transaction the Financial Statements, Management’s Discussion and Analysis and other Items of Part I and Part II in this quarterly report on Form 10-Q covering the three-month and six-month periods ended June 30, 2006 are reflective exclusively of Valor’s stand-alone operations as they existed as of and for the periods ended June 30, 2006 prior to the completion of the Merger. The accounting substance of this Merger is such that Alltel Holding Corp. has been determined to be the accounting acquirer. Accordingly, for all future Exchange Act filings, the historical financial statements of Windstream for periods prior to the completion of the Merger will become those of Alltel Holding Corp. and will replace those of Valor. Valor’s businesses will be included in Windstream’s financial statements for all periods subsequent to the completion of the Merger only. See Note 1 to the Condensed Consolidated Financial Statements on page 7 and Management’s Discussion and Analysis on page 20 for further information.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Valor Communications Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par value)
(unaudited)

	December 31,	June 30,
	2005	2006

ASSETS
Current assets
Cash and cash equivalents	$64,178	$92,169
Accounts receivable:
Customers, net of allowance for doubtful accounts of $2,062 and $1,876,respectively	25,333	23,841
Carriers and other, net of allowance for doubtful accounts of $954 and $748, respectively	34,640	29,222
Materials and supplies, at average cost	1,418	1,513
Other current assets	10,306	9,394

Total current assets	135,875	156,139

Net property, plant and equipment	717,529	698,172

Investments and other assets
Goodwill	1,057,007	1,057,007
Other	52,370	58,567

Total investments and other assets	1,109,377	1,115,574

TOTAL ASSETS	$1,962,781	$1,969,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$59	$—
Accounts payable	6,621	11,769
Accrued expenses and other current liabilities:
Taxes	10,760	8,548
Salaries and benefits	13,679	11,094
Interest	13,705	11,770
Dividend payable	25,138	25,588
Other	15,405	12,767
Advance billings and customer deposits	14,892	15,059

Total current liabilities	100,259	96,595

Long-term debt	1,180,555	1,180,555

Deferred credits and other liabilities	110,199	132,667

Total liabilities	1,391,013	1,409,817

Commitments and contingencies (see Note 9)
Stockholders’ equity
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 71,134,034 shares issued and 71,130,634 and 71,108,619 shares outstanding at December31, 2005 and June 30,2006	7	7
Additional paid-in capital	918,929	884,869
Treasury stock, 3,400 and 25,415 shares of common stock at December 31, 2005 and June 30, 2006, respectively,at cost	(46)	(296)
Accumulated other comprehensive loss	(7,304)	(3,193)
Deferred equity compensation	(18,502)	—
Accumulated deficit	(321,316)	(321,319)

Total stockholders’ equity	571,768	560,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,962,781	$1,969,885

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except owner unit and common share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Operating revenues	$126,068	$125,461	$251,994	$251,068

Operating expenses
Cost of service (exclusive of depreciation and amortization shown separately below)	25,987	28,458	52,071	55,200
Selling, general and administrative (exclusive of non-cash stock compensation shown separately below)	30,755	28,448	64,342	58,922
Non-cash stock compensation	1,956	2,581	8,343	4,684
Depreciation and amortization	22,489	22,448	44,724	44,458

Total operating expenses	81,187	81,935	169,480	163,264

Operating income	44,881	43,526	82,514	87,804

Other income (expense)
Interest expense	(18,864)	(21,655)	(44,912)	(42,270)
Gain (loss) on interest rate hedging arrangements	(516)	466	(556)	770
Earnings from unconsolidated cellular partnerships	32	252	61	392
Loss on debt extinguishment	—	—	(29,262)	—
Other income, net	518	889	601	1,602

Total other income (expense)	(18,830)	(20,048)	(74,068)	(39,506)

Income before income taxes and minority interest	26,051	23,478	8,446	48,298
Income tax expense	7,809	8,297	2,372	17,116

Income before minority interest	18,242	15,181	6,074	31,182
Minority interest	—	—	(468)	—

Net income	18,242	15,181	5,606	31,182
Other comprehensive (loss) income
Interest rate hedging arrangements, net of tax	(2,883)	1,688	(2,673)	4,111

Comprehensive income	$15,359	$16,869	$2,933	$35,293

Earnings per owners’ unit:
Basic and diluted net income (see Note 11):
Class A and B common interests	$—	$—	$0.09	$—
Class C interests	$—	$—	$0.01	$—

Earnings (loss) per common share (see Note 11):
Basic	$0.26	$0.22	$(0.01)	$0.45
Diluted	$0.26	$0.22	$(0.01)	$0.45

Cash dividends declared per share:	$0.36	$0.36	$0.54	$0.72

See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six months ended June 30,
	2005	2006

Operating activities
Net income	$5,606	$31,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,724	44,458
Deferred income taxes	2,334	16,715
Loss on debt extinguishment	29,262	—
Amortization of debt issuance costs	1,852	1,863
Non-cash unrealized (gain) loss on interest rate hedging arrangements	556	(770)
Earnings from unconsolidated cellular partnerships	(61)	(392)
Provision for doubtful accounts receivable	2,451	2,305
Non-cash stock compensation	8,343	4,684
Minority interest	468	—
Changes in current assets and current liabilities:
Accounts receivable	1,795	4,605
Accounts payable	1,232	3,965
Accrued interest	6,275	(1,935)
Other current assets and current liabilities, net	(8,768)	(6,569)
Other, net	2,608	3,277

Net cash provided by operating activities	98,677	103,388

Investing activities
Additions to property, plant and equipment	(29,889)	(23,992)
Redemption of RTFC capital certificates	24,445	—
Other, net	89	217

Net cash used in investing activities	(5,355)	(23,775)

Financing activities
Proceeds from issuance of debt	400,000	—
Repayments of debt	(810,214)	(59)
Notes payable, net	(1,893)	—
Prepayment fees paid in connection with the repayment of debt	(19,393)	—
Proceeds from issuance of common stock, net of offering costs	411,407	—
Cash dividends paid	(12,486)	(50,722)
Payments of debt issuance costs	(16,794)	—
Other, net	(854)	(841)

Net cash used in financing activities	(50,227)	(51,622)

Net increase in cash and cash equivalents	43,095	27,991
Cash and cash equivalents at beginning of period	17,034	64,178

Cash and cash equivalents at end of period	$60,129	$92,169

See Note 12 for supplemental cash flow information.
See accompanying notes to condensed consolidated financial statements.

Valor Communications Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands except owner unit and common share amounts)
(unaudited)
(1) Background and Basis of Presentation
The consolidated financial statements include the accounts of Valor Communications Group, Inc., (“Valor”) and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany transactions have been eliminated. Valor is a holding company and has no direct operations. Valor was formed for the sole purpose of reorganizing the Company’s corporate structure and consummation of the Company’s initial public offering both of which occurred in February 2005. Valor’s principal assets are the direct and indirect equity interest of its subsidiaries, Valor Telecommunications, LLC (“VTC”), Valor Telecommunications Southwest, LLC (“VTS”) and Valor Telecommunications Southwest II, LLC (“VTS II”). The historical consolidated financial statements prior to the initial public offering in February 2005 (the “Offering”) represent those of VTC.
The Condensed Consolidated Financial Statements included herein have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of the Company’s management, the Condensed Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information in accordance with GAAP. The financial information for the six months ended June 30, 2005 and 2006 has not been audited by an independent registered public accounting firm. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. The Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Significant Transactions — Subsequent to the quarter ended June 30, 2006, the Company finalized its previously announced merger with the wireline telecommunications business of Alltel Corporation (“Alltel”) (the “Merger”). Pursuant to the Agreement and Plan of Merger the Company entered into on December 8, 2005 with Alltel and Alltel Holding Corp. (which is referred to as “Spinco”), Spinco merged with and into the Company and the Company survived as a stand-alone company named Windstream Corporation (“Windstream”) and now conducts the combined business operations of the Company and Spinco. The Merger took place immediately after Alltel contributed the assets making up its wireline telecommunications business to Spinco and distributed the common stock of Spinco to its stockholders. In the Merger, each share of Spinco common stock was converted into approximately 1.03 shares of the Company’s common stock. Existing shares of the Company’s common stock remained outstanding. Following completion of the Merger, the separate existence of Spinco ceased. The Company issued approximately 403 million shares of common stock to Alltel stockholders in the Merger. The Company also assumed approximately $4,200,000 in outstanding debt in the Merger. Immediately following the Merger, the Company changed its name to Windstream. Its common stock is now quoted on the New York Stock Exchange under Windstream with a ticker symbol of WIN. Immediately following the completion of the Merger, Alltel stockholders together owned approximately 85%, and the Company’s stockholders owned approximately 15% of the shares of common stock in Windstream on a fully diluted basis. The composition of the senior management and board of directors of the combined business was largely determined by Alltel. While the Company is the legal acquirer and the surviving entity in this transaction, Spinco is deemed to be the accounting acquirer in a transaction treated for accounting purposes as a reverse acquisition. Accordingly, Spinco will apply purchase accounting to the assets and liabilities of the Company as of the merger date. The historical financial statements of the Company after the close of the Merger will be those of Spinco.
(2) Stock-Based Compensation
Prior to the first quarter of 2006, the Company accounted for its employee stock compensation plans using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation expense recognized beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Although there was no material impact on the Company’s financial position, results of operations or cash flows from the adoption of SFAS 123(R), the Company reclassified all deferred equity compensation on the Condensed Consolidated Balance Sheets to additional paid-in capital upon its adoption. The period prior to the adoption of SFAS 123(R) does not reflect restated amounts.
Long-term incentive plan — In connection with the Offering in 2005, the Company approved the Long-Term Incentive Plan (“LTIP”). The LTIP provides for grants of stock options, restricted stock and performance awards. The Company’s directors, officers and other employees and persons who engage in services for the Company are eligible for grants under the plan. The Company authorized 2,500,000 shares of the Company’s common stock for issuance under the LTIP. The Company has granted 2,433,903 shares of restricted stock since the Offering through the second quarter of 2006 under the LTIP.

The following table summarizes information about unvested restricted stock:

		Weighted average
		grant-date
Restricted Stock	Shares	fair value

Unvested balance, January 1, 2006	1,758,268	$14.58
Grants	51,550	12.42
Vested shares	(509,650)	14.68
Forfeitures	(1,379)	15.00

Unvested balance, June 30, 2006	1,298,789	$14.46

The Company determines fair value of restricted stock grants as the share price of the Company’s stock at grant-date. The weighted average grant-date fair value of the restricted stock grants for the six months ended June 30, 2005 and 2006 is $14.88 and $12.42, respectively. The weighted average exercise price of the restricted stock grants is $0.0001.
In the first quarter of 2006, the Company modified employees’ restricted stock agreements to allow for the payment of dividends on unvested restricted stock. The Company accounted for the modification under the provisions of SFAS 123(R), which results in total additional non-cash stock compensation expense of approximately $2,900. The additional non-cash stock compensation cost represents the present value of the dividends to be paid. The Company has recorded $8,343 and $4,684 of non-cash stock compensation expense in the six months ended June 30, 2005 and 2006, respectively, and an income tax benefit of $2,344 and $1,658, respectively.
As of June 30, 2006, there was approximately $17,390 of unrecognized compensation cost related to unvested share-based compensation arrangements. Such costs were originally scheduled to be recognized as follows: $4,681 in the remainder of 2006, $9,835 in 2007, $1,944 in 2008 and $930 in 2009. As a result of the Merger with Spinco, the majority of the unrecognized compensation cost was accelerated as non-cash stock compensation expense in July 2006.
The total aggregate intrinsic value of restricted stock expected to vest is $14,871 as of June 30, 2006. The total fair value of restricted stock that vested during the six months ended June 30, 2005 and 2006 was $5,490 and $6,069, respectively.

For the periods in which the Company had outstanding options, no stock-based employee compensation cost is reflected in net income, since options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant- date. If compensation cost for restricted stock and options had been determined in accordance with SFAS 123, the Company’s net income, per owner unit and per share amounts for the three and six months ended June 30, 2005 would have been as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net income as reported:	$18,242	$5,606
Deduct: Total stock-based	(1,369)	(5,840)
employee compensation expense determined under fair value based method, net of tax
Add: Total stock-based employee	1,369	5,840
compensation expense determined under intrinsic value based method, net of tax

Pro forma net income	$18,242	$5,606

Earnings (loss) per owners’ unit:
Basic and diluted net income (loss) as reported:
Class A and B common interests	$—	$0.09
Class C interests	$—	$0.01
Common stock	$0.26	$(0.01)
Basic and diluted net income (loss) pro forma:
Class A and B common interests	$—	$0.09
Class C interests	$—	$0.01
Common stock	$0.26	$(0.01)
As discussed in Note 1, all equity incentive non-qualifying stock options in VTS’ Class B common interests were surrendered in connection with the Offering in February 2005.
(3) Net Property, Plant and Equipment
Net property, plant and equipment consist of the following:

	December 31,	June 30,
	2005	2006

Gross property, plant and equipment	$1,089,937	$1,113,731
Accumulated depreciation	(372,408)	(415,559)

Net property, plant and equipment	$717,529	$698,172

(4) Investments and Other Assets
Investments and other assets consist of the following:

	December 31,	June 30,
	2005	2006

Goodwill	$1,057,007	$1,057,007
RTFC equity certificates	7,704	7,792
Unamortized debt issuance costs	30,667	28,804
Investments in cellular partnerships	7,402	7,793
Other	6,597	14,178

Total	$1,109,377	$1,115,574

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
The following represents a summary of the Agreements:

	Effective	Maturity	Notional	Cap Rate	December 31, 2005	June 30, 2006
Instrument	Date	Date	Amount	or Pay Rate	Fair Value Asset	Fair Value Asset

Interest rate cap	03/31/06	03/30/07	$50,000	5.0%	$53	$208
	03/31/06	03/31/08	100,000	5.0	403	1,018
Interest rate swap	03/31/06	03/31/08	75,000	4.5	345	1,246
	03/31/06	03/31/08	75,000	4.6	310	1,216
	03/31/06	03/31/09	50,000	4.2	844	1,716
	03/31/06	03/31/10	100,000	4.7	177	2,660
	03/30/07	03/31/08	30,000	4.7	13	229
	03/31/08	03/31/09	180,000	4.3	816	1,937

The Company’s interest rate caps are not treated as hedges as prescribed by the accounting literature. Therefore, the fair value of the instruments is recorded each reporting period in “Other assets” or “Deferred credits and other liabilities” on the

Condensed Consolidated Balance Sheets with the change in fair value recorded in the Condensed Consolidated Statements of Income and Comprehensive Income in “Gain (loss) on interest rate hedging arrangements.”
The interest rate swaps effectively convert the Company’s variable rate debt to fixed rate debt. The swap agreements qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; therefore, they are carried at fair market value and are included in “Other assets” or “Deferred credits and other liabilities” on the Condensed Consolidated Balance Sheets with changes in fair value recorded as “Other comprehensive income” in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income.
The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
In connection with the Merger with Spinco, the Company’s debt of $780,555, which excludes the senior notes, was repaid in full. As a result, the interest rates caps and swaps were terminated July 17, 2006. Windstream received the proceeds from the settlement of the interest rates caps and swaps of $9,136 on July 19, 2006.
As a result of the repayment of existing indebtedness that occurred in connection with the Offering, the Company recorded a loss on debt extinguishment of $29,262 primarily due to prepayment premiums, breakage costs and the write-off of related deferred debt costs in the first six months of 2005.
(6) Deferred Credits and Other Liabilities
Deferred credits and other liabilities consist of the following:

	December 31,	June 30,
	2005	2006

Accrued pension costs	$9,446	$13,248
Accrued postretirement medical and life benefit costs	13,100	13,510
Deferred revenue	2,166	2,004
Deferred federal income taxes	84,056	102,707
Other	1,431	1,198

Total	$110,199	$132,667

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
Income tax expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Current expense	$38	$201	$38	$401
Deferred expense	7,771	8,096	2,334	16,715

Total income tax expense	$7,809	$8,297	$2,372	$17,116

The differences between the federal income tax statutory rate and the Company’s effective income tax rate of approximately 30% for the three and six months ended June 30, 2005 compared to approximately 35% for the three and six months ended June 30, 2006 is primarily related to consolidated entities not subject to income taxes prior to the effective date of the Offering.
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

The following tables provide the components of net periodic benefit cost:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Service cost	$986	$1,114	$1,969	$2,204
Interest cost	969	1,076	1,936	2,131
Expected return on plan assets	(667)	(780)	(1,332)	(1,544)
Amortization of loss	384	511	767	1,012

Net periodic benefit cost	$1,672	$1,921	$3,340	$3,803

Due to the Company’s 2005 cash contributions to its qualified pension plan, the Company has no required cash contributions for the remainder of 2006. The next required cash contribution will be due in 2007; however, the Company may elect to make optional contributions prior to that date.

		Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Service cost	$104	$102	$208	$202
Interest cost	248	247	497	493
Amortization of loss	42	44	84	88

Net periodic benefit cost	$394	$393	$789	$783

(9) Commitments and Contingencies
In the normal course of business, there are various legal proceedings outstanding, including both commercial and regulatory litigation. In the opinion of management, these proceedings will not have a material adverse effect on the results of operations or financial condition of the Company.
(10) Related Party Transactions
The Company had the following transactions with related parties:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Various professional fees paid to certain individual investors	$—	$—	$19	$5
Revenue earned from wireless affiliates	141	123	261	243
Tower and office space lease payments to an employee	40	44	128	87

The Company had the following balances with related parties:

	December 31,	June 30,
	2005	2006

Receivable from wireless affiliates for management services and facility leases	$1,580	$226

Under the terms of the CGKC&H (wireless affiliate) partnership agreement, the general partners have designated the Company to act as the operating partner of CGKC&H. The agreement provides that the Company is to be reimbursed for all reasonable and necessary expenses incurred on behalf of CGKC&H. During the six months ended 2005 and 2006, the Company was reimbursed approximately $578 and $527, respectively, from CGKC&H for these services.
(11) Earnings Per Share
As of June 30, 2005 and 2006, the Company had 70,868,777 and 71,134,034 shares of common stock issued, respectively, and 70,759,806 and 71,108,619 shares of common stock outstanding (net of treasury shares), respectively, including restricted shares issued to management and to the board of directors.
The following table sets forth the computation of earnings per share:

	Earnings Per Share
	Three months ended	For the period from	Three months ended	Six months ended
	June 30, 2005	February 9 - June 30, 2005	June 30, 2006	June 30, 2006

Numerator:
Net income (loss)	$18,242	$(945)	$15,181	$31,182

Denominator:
Weighted average common shares outstanding for purposes of computing basic EPS	69,367,027	69,367,020	69,801,869	69,790,378
Effect of unvested restricted stock	35,469	—	57,172	—

Total weighted average shares oustanding for purposes of computing diluted EPS	69,402,496	69,367,020	69,859,041	69,790,378

Basic EPS:
Net income (loss) per common share	$0.26	$(0.01)	$0.22	$0.45

Diluted EPS:
Net income (loss) per common share	$0.26	$(0.01)	$0.22	$0.45

There were 1,390,999 of unvested shares issued to management that were excluded from the computation of diluted earnings per share for the period from February 9 through June 30, 2005 because the effect would be anti-dilutive.
Earnings per owners’ unit represent the period prior to our Offering in February 2005.

	For the Period from January 1-
	February 8, 2005
	Class A and B
	Common Interests	Class C Interests

Numerator:
Net income	$6,234	$317

Denominator:
Weighted average common interests outstanding	70,591,699	46,000,000

Basic and Diluted:
Net income per owners’ unit	$0.09	$0.01
(12) Supplemental Cash Flow Information
Cash payments for interest were $37,307 and $42,758 for the six months ended June 30, 2005 and 2006, respectively.
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

The Company issued 1,981,968 shares of restricted stock in the six months ended June 30, 2005. The Company recorded $29,500 to deferred equity compensation with a corresponding offset to either common stock, additional paid-in capital or treasury stock (if issued from treasury stock). The Company recorded $8,343 of non-cash stock based compensation expense related to the issuance of restricted stock for the six months ended June 30, 2005 to our management and board of directors. In the six months ended June 30, 2006, the Company issued 51,550 shares of restricted stock from treasury stock and recorded $640 to additional paid-in capital. The Company recorded $4,684 of non-cash stock based compensation expense related to issuances of restricted stock to management and board of directors for the six months ended June 30, 2006.
Concurrent with the Offering, the Company exchanged shares of Valor common stock with a value of $1,351 for all outstanding units under the Valor Telecom Executive Incentive Plan, and thereafter terminated this Plan.
In the six months ended June 30, 2005 and 2006, certain unvested shares of restricted stock were forfeited. Restricted stock forfeitures of $3,372 in 2005 were recorded against deferred equity compensation with a corresponding offset to additional paid-in capital and treasury stock. Restricted stock forfeitures of $21 in 2006 were recorded against additional paid-in capital with a corresponding offset to treasury stock.
In connection with the amendment of the credit facility in February 2005, the Company wrote-off $9,869 of unamortized debt issuance costs.
In June 2005 and 2006, the Company declared cash dividends of $24,973 and $25,588, respectively, that were payable in July 2005 and 2006, respectively.
The Company accrued $1,183 of property, plant and equipment that was not yet paid as of June 30, 2006.
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires recognition of servicing assets and liabilities each time an entity incurs an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 also requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method or the fair value measurement method for each class of such assets and liabilities. SFAS 156 should be adopted as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year provided the entity has not yet issued financial statements for any period of that fiscal year. The Company does not expect SFAS 156 will have a material effect on its financial condition or results of operations upon adoption.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides (a) clarification for the accounting for uncertainty in income taxes; (b) a recognition threshold and measurement attribute related to tax positions taken or expected to be taken in a tax return; and (c) guidance on other topics such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier adoption is encouraged if the entity has not yet issued financial statements, including interim financial statements, in the period of adoption. The Company is currently assessing the impact of FIN 48 on its financial condition and results of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005
Forward-Looking Statements
As provided by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this quarterly report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.
Forward-looking statements can be identified by the use of words such as “believes,” “intends,” “may,” “should,” “anticipates,” “expects” or comparable terminology or by discussions of strategies or trends. In particular, these include statements about our expected impact of restricted stock expense on our results of operations; the amount and timing of future contributions to our qualified pension plan; our intention to distribute, as dividends, a substantial portion of cash generated by our business in excess of operating needs; anticipated 2006 capital expenditures; impact of change in interest rates on our results of operations; and regulatory matters. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly impact expected results, and actual future results could differ materially from those described in such forward-looking statements. Among the factors that could cause actual future results to differ materially are the risks and uncertainties incorporated by reference from Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors” of our 2005 Annual Report on Form 10-K, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward looking statements noted above and any others noted throughout this quarterly report on Form 10-Q will likely change as a result of the merger consummated in July 2006 with

Alltel Holding Corp. as further described below under “Merger with Alltel Holding Corp.”
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
Merger with Alltel Holding Corp.
On July 17, 2006 the previously announced merger between Valor and the wireline telecommunications business (“Alltel Holding Corp.” or “Spinco”) of Alltel Corporation was completed (the “Merger”). Valor issued approximately 403 million shares of common stock to shareholders of Alltel Holding Corp. to consummate the Merger. The merged company changed its name to Windstream Corporation (“Windstream”) and its shares began trading on the New York Stock Exchange under the symbol WIN at the close of business on July 17, 2006. Since Valor issued shares and is the surviving registrant in this transaction, the Financial Statements, Management’s Discussion and Analysis and other Items of Part I and Part II in this quarterly report on Form 10-Q covering the three and six month periods ended June 30, 2006 are reflective exclusively of Valor’s stand-alone operations as they existed as of and for the periods ended June 30, 2006 prior to the completion of the Merger. While we are the legal acquirer and the surviving entity in this transaction, Windstream is deemed to be the accounting acquirer in a transaction treated for accounting purposes as a reverse acquisition. Accordingly, for all future Exchange Act filings, the historical financial statements of Windstream for periods prior to the completion of the Merger will become those of Alltel Holding Corp. and will replace those of Valor. Valor’s businesses will be included in Windstream’s financial statements for all periods subsequent to the completion of the Merger only. See Note 1 to the Condensed Consolidated Financial Statements on page 7 for further information.
Historical Overview of Valor
We provide telecommunications services primarily in rural areas of Texas, Oklahoma, New Mexico and Arkansas serving approximately 509,000 access lines as of June 30, 2006. We formed our company in 2000 in connection with the acquisition of select telephone assets from GTE Southwest Corporation, which is now part of Verizon. In January 2002, we acquired the local telephone company serving Kerrville, Texas. The rural telephone businesses that we own have been operating in the markets we serve for over 75 years. Since our inception, we have invested substantial resources to improve and expand our network infrastructure. In the markets we serve, we provide a full range of voice and data services, including integrated packages of local, long distance, high-speed data and Internet access, as well as a variety of enhanced services such as voicemail and caller identification. We provide reliable, personalized customer care through three call centers, and we have automated many of our customer service functions to enable our customers to interact with our company 24 hours a day, 365 days a year.

The competitive landscape and customer preferences for communications services continue to evolve in the telecommunications industry in general, as well as in the markets we serve. We have taken numerous steps to position ourselves to meet the competitive pressures that we face, including: (i) expanding the coverage of our DSL product to provide greater broadband opportunities, including increased DSL speeds, to our customers in rural America; (ii) aggressively pricing and bundling services such as DSL, Internet access, long distance and second lines with our basic service to create more appealing product offerings at more attractive prices to our customers; (iii) offering discounts to customers who make commitments to purchase service from us for a one-year period; and (iv) improving customer service. We added over 5,200 DSL subscribers in the three month period ended June 30, 2006 and as of June 30, 2006 we had DSL service available to approximately 73% of our customer base. We have also focused intently on increasing the efficiency of our business by investing in our infrastructure to improve our underlying business processes and increase the quality of our customer service, maintaining tight expense controls and utilizing a disciplined approach to our capital spending.
We experience competition from wireless service providers in many of our markets and wireline local carriers and cable companies in a limited number of our markets. The number of access lines we serve is one of the fundamental drivers of our business, and competition has been a significant factor in the recent decline in our access lines. While the number of access lines we serve has been declining gradually for the last several years, we have been able to maintain our revenue levels as a result of our strategy to sell additional services to our existing customers to increase our average revenue per line. We lost 7,206 access lines in the three month period ended June 30, 2006 and 9,151 lines year to date as of June 30, 2006.
Competition continues in Broken Arrow, OK, a suburb of Tulsa, OK. The cable provider serving that market began offering a cable telephony product late in 2004. We have defined active cable telephony markets as those markets where we have processed request(s) by the cable competitor to port customer telephone numbers to the cable provider. “Porting” is an industry term used to describe the process that allows a customer to retain his or her existing phone number when switching his or her telephone service to a competitor. As of June 30, 2006, approximately 11% of our access lines were in active cable telephony markets, consisting essentially of the lines we serve in Broken Arrow and a bordering community along with three of our West Texas markets. Our active cable telephony markets have contributed to approximately 47% of our year to date access line losses.
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
     In Texas, most of our operations are subject to price caps on our basic telecommunications services, while we maintain pricing flexibility on some non-basic services. In September 2005, the Texas legislature adopted significant telecommunications legislation. This legislation created, among other provisions, a statewide video franchise for telecommunications carriers, established a framework for deregulation of the retail telecommunications services offered by incumbent local telecommunications carriers and directed the Texas Public Utility Commission (“TPUC”) to initiate a study of the Texas Universal Service Fund (“USF”). We have participated in numerous TPUC proceedings during 2006 related to this new legislation. We expect continuing proceedings before the TPUC this year on the Texas USF and that the Texas legislature may further address issues of importance to rural telecommunications carriers in Texas, including the Texas USF, in the 2007 legislative session.
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
     In Oklahoma, legislation was enacted in May 2004 that regulates us as a rural telephone company, thereby allowing us significant pricing freedom for our basic services.
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
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying footnotes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. Our most critical accounting policies and estimates are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. As a result of the adoption of a new accounting pronouncement, our accounting policy related to share-based compensation changed on January 1, 2006, as described below.
     Stock Compensation. As described in more detail in Note 2 of the accompanying Notes to the Condensed Consolidated Financial Statements, we issue restricted stock under the terms of the 2005 Long-term Incentive Plan (“LTIP”). Prior to the first quarter of 2006, we accounted for the restricted stock grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” (“SFAS 123”). Prior to the first quarter of 2006, we measured compensation expense for these plans using the intrinsic value method as prescribed by APB Opinion No. 25. Under the intrinsic value method, compensation is measured as the amount the market value of the underlying equity instrument on the grant date exceeds the exercise price. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method. Under that transition method, compensation expense beginning on that date includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense, if any, is then charged to compensation expense over the vesting period. During the six months ended June 30, 2005 and 2006, we recorded $8.3 million and $4.7 million of compensation expense, respectively, associated with issuance of restricted stock. Although there was no material impact on our financial condition, results of operations or cash flows from the adoption of SFAS 123(R), we reclassified all deferred equity compensation on the Condensed Consolidated Balance Sheets to the additional paid-in capital as a result of the adoption of SFAS 123(R). The period prior to the adoption of SFAS 123(R) does not reflect restated amounts.
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
We generated revenues of $125.5 million and $251.1 million in the three and six months ended June 30, 2006, respectively, compared to $126.1 million and $252.0 million in the comparable 2005 periods. Operating income for the three and six months ended June 30, 2006 was $43.5 million and $87.8 million, respectively, compared to $44.9 million and $82.5 million in the comparable 2005 periods. Net income for the three and six months ended June 30, 2006 was $15.2 million and $31.2 million, respectively, compared to $18.2 million and $5.6 million, respectively, in the comparable 2005 periods.

Consolidated Operating Revenues
The following table provides the detail of revenues for the periods shown:

	Three months ended June 30,				Six months ended June 30,
	2005	2006	Change	% Change	2005	2006	Change	% Change
				(dollars in thousands)
Local service	$38,134	$36,395	$(1,739)	-5%	$76,784	$72,506	$(4,278)	-6%
Data services	7,929	9,750	1,821	23%	15,398	19,390	3,992	26%
Long distance services	10,148	9,974	(174)	-2%	20,516	20,125	(391)	-2%
Access services	30,098	27,096	(3,002)	-10%	60,390	56,885	(3,505)	-6%
Universal Service Fund	29,596	30,328	732	2%	58,621	58,554	(67)	0%
Other services	10,163	11,918	1,755	17%	20,285	23,608	3,323	16%

Total revenues	$126,068	$125,461	$(607)	0%	$251,994	$251,068	$(926)	0%

The following table sets forth several key metrics for the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Total revenue (in thousands)	$126,068	$125,461	$251,994	$251,068
Ending access lines (1)	530,254	509,305	530,254	509,305
Average access lines	533,628	512,908	535,296	513,881
Total connections (2)	570,398	575,523	570,398	575,523
Average revenue per access line per month	$78.75	$81.54	$78.46	$81.43
Long distance subscribers	227,347	240,047	227,347	240,047
Penetration rate of total access lines	43%	47%	43%	47%
Average long distance subscribers	225,111	238,507	221,892	236,039
DSL subscribers	40,144	66,218	40,144	66,218
Penetration rate of total access lines	8%	13%	8%	13%

(1)	We calculate our access lines in service by counting the number of working communication facilities that provide local service that terminate in a central office or to a customer’s premises. Non-revenue producing lines provisioned for company official use and for test purposes are included in our total access line counts. There were 14,642 and 15,252 non-revenue producing lines included in our total access line count at June 30, 2005 and 2006, respectively, which represented 2.8% and 3.0%, respectively, of our total access line counts.

(2)	Total connections are defined as total access lines plus DSL subscribers.

Our consolidated revenues were flat for the three and six month periods ended June 30, 2006 compared to the same period in 2005. Our consolidated revenues were positively impacted by our increased DSL subscriber penetration. Our DSL subscribers as of June 30, 2006 were 66,218 or an increase of 65% compared to June 30, 2005. Our operating revenues were further positively impacted by increased equipment sales, directory advertising and services provided to wholesale carriers; however, these items were offset by the negative impact of access line losses, lower access rates and lower minutes of use. Our revenues further declined $0.6 million for the quarter ended June 30, 2006 and $1.3 million for the six months ended June 30, 2006 as a result of an expanded local calling surcharge that was approved by the TPUC in the fourth quarter of 2004 and expired December 31, 2005.
Effective April 1, 2006, new rules were passed by the New Mexico Public Regulation Commission. The rules which went into effect generally require: 1) the reduction of access rates to interstate levels according to prescribed levels; 2) the increase of business and residential basic local service prices to prescribed benchmark prices; and 3) the creation of a state USF to ensure revenue neutrality after taking into account revenues from retail price increases. Although the impact on our revenues was evidenced in certain revenue lines, such as “Local services,” “Access services,” and “Universal Service Fund,” the overall impact on our revenues was neutral.
Operating Expenses
The following table sets forth operating expenses for the periods shown:

	Three months ended June 30,				Six months ended June 30,
	2005	2006	Change	% Change	2005	2006	Change	% Change
				(dollars in thousands)
Cost of service (exclusive of depreciation and amortization shown separately below)	$25,987	$28,458	$2,471	10%	$52,071	$55,200	$3,129	6%
Selling, general and administrative (exclusive of non-cash stock compensation shown separately below)	30,755	28,448	(2,307)	-8%	64,342	58,922	(5,420)	-8%
Non-cash stock compensation	1,956	2,581	625	32%	8,343	4,684	(3,659)	-44%
Depreciation and amortization	22,489	22,448	(41)	0%	44,724	44,458	(266)	-1%

Total operating expenses	$81,187	$81,935	$748	1%	$169,480	$163,264	$(6,216)	-4%

Our operating expenses for the three months ended June 30, 2006 as compared to June 30, 2005 were flat. Operating expenses for the six months ended June 30, 2006 decreased primarily due to non-cash stock compensation expense related to the issuance of restricted stock to our employees and members of our Board of Directors that vested on the Offering date. As of June 30, 2006, we had unearned stock compensation of $17.4 million. As a result of the Merger with Spinco, the majority of the unrecognized compensation cost will be accelerated as non-cash stock compensation expense in July 2006. The six month period ended June 30, 2006 further decreased due to $2.2 million in bonuses paid and accrued to management and other costs in the first quarter of 2005 related to the Offering. The respective periods ended June 30, 2006 compared to 2005 were both negatively impacted by increased maintenance costs, primarily utility costs.
Interest Expense
The following table sets forth interest expense for the periods shown:

	Three months ended June 30,				Six months ended June 30,
	2005	2006	Change	% Change	2005	2006	Change	% Change
				(dollars in thousands)
Interest expense	$18,864	$21,655	$2,791	15%	$44,912	$42,270	$(2,642)	-6%

The decrease in interest expense for the six months ended June 30, 2006 compared to six months ended June 30, 2005 was primarily due to lower average principal outstanding primarily as a result of repayment of approximately $400.0 million from the net proceeds of the Offering in the six months ended June 30, 2005. This decrease was partially offset by an increase in interest rates, which further explains the increase in interest expense for the three months ended June 30, 2006 compared to three months ended June 30, 2005. The weighted average interest rate for the quarters ended June 30, 2006 and 2005 were 6.99% and 6.07%, respectively.
Gain (Loss) on Interest Rate Hedging Arrangements
The following table sets forth gain (loss) on interest rate hedging arrangements for the periods shown:

	Three months ended June 30,				Six months ended June 30,
	2005	2006	Change	% Change	2005	2006	Change	% Change
	(dollars in thousands)
Gain (loss) on interest rate hedging arrangements	$(516)	$466	$982	-190%	$(556)	$770	$1,326	-238%

The increase in the three and six month periods is due to an increase in interest rates. We entered into arrangements to limit our interest rate risk under the terms of our existing credit facility in 2005 as further described under Item 3. “Quantitative and Qualitative Disclosures About Market Risk.” The amount recorded in the six months ended June 30, 2005 and 2006, represents the instruments that are not accounted for utilizing hedge accounting.

Earnings from Unconsolidated Cellular Partnerships, Loss on Debt Extinguishment and Other Income, net
The following table provides the detail of other income and expense for the periods shown:

	Three months ended June 30,				Six months ended June 30,
	2005	2006	Change	% Change	2005	2006	Change	% Change
	(dollars in thousands)
Earnings from unconsolidated cellular partnerships	$32	$252	$220	688%	$61	$392	$331	543%
Loss on debt extinguishment	—	—	—	n/a	(29,262)	—	29,262	-100%
Other income, net	518	889	371	72%	601	1,602	1,001	167%

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
Other income, net includes various miscellaneous income and expense items, including interest income on our cash balances held at financial institutions.
Income Taxes
The following table sets forth income taxes for the periods shown:

	Three months ended June 30,				Six months ended June 30,
	2005	2006	Change	% Change	2005	2006	Change	% Change
	(dollars in thousands)
Income tax expense	$7,809	$8,297	$488	6%	$2,372	$17,116	$14,744	622%

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
The differences between the federal income tax statutory rate and our effective income tax rate of approximately 30% for the three and six months ended June 30, 2005 compared to approximately 35% for the three and six months ended June 30, 2006 is primarily related to consolidated entities not subject to income taxes prior to the effective date of the Offering.
Financial Condition and Liquidity
Financial Condition. As of June 30, 2006 and December 31, 2005, we had total debt, net of cash and cash equivalents, of $1,088.4 million and $1,116.4 million, respectively. As of June 30, 2006 and December 31, 2005, we had $560.1 million and $571.8 million of stockholders’ equity, respectively. As of June 30, 2006 and December 31, 2005, we had a positive working capital balance of $59.5 million and $35.6 million, respectively.
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
Cash Flows

	Six months ended June 30,
	2005	2006	Change	% Change
	(dollars in thousands)
Net cash provided by operating activities	$98,677	$103,388	$4,711	5%
Net cash used in investing activities	(5,355)	(23,775)	(18,420)	344%
Net cash used in financing activities	(50,227)	(51,622)	(1,395)	3%

Net increase in cash and cash equivalents	$43,095	$27,991	$(15,104)	-35%

Operating Activities. Net cash provided by continuing operations of $103.4 million in 2006, was generated primarily by adjustments to our income from continuing operations of $31.2 million to exclude non-cash items of $68.9 million. The most significant non-cash item in 2006 was depreciation and amortization expense of $44.5 million. Net cash provided by continuing operations of $98.7 million in 2005, was generated primarily by adjustments to our income from continuing operations of $5.6 million to exclude non-cash items and loss on debt extinguishment of $89.9 million. The most significant non-cash item in 2005 was depreciation and amortization expense of $44.7 million. We also recognized a loss on debt extinguishment of $29.3 million as a result of the repayment of existing indebtedness.
Investing Activities. Cash used in investing activities was $23.8 million and $5.4 million for the first six months of 2006 and 2005, respectively. Our investing activities consist primarily of capital expenditures for property, plant and equipment. We fund capital expenditures to deploy new network services, modernize our property, plant and equipment, position our network infrastructure for future growth, and to meet regulatory obligations. Capital expenditures for the six months ended June 30, 2006 and 2005 were $24.0 million and $29.9 million, respectively. We anticipate that capital spending for fiscal year 2006 will be approximately $50.0 million.
The investing activities during 2005 include proceeds from the redemption of our RTFC capital certificate of $24.4 million that occurred in connection with amendment of our credit facility.
Financing Activities. Cash used in financing activities was $51.6 million and $50.2 million in 2006 and 2005, respectively. Cash used in financing activities for 2006 is primarily due to payment of dividends. The 2005 change was principally due to the net incremental payments of long-term debt of $410.2 million. Cash used in financing activities in 2005 also includes $411.4 million of net proceeds from the issuance of common stock in connection with our Offering and payment of prepayment fees and debt issuance costs of $19.4 million and $16.8 million, respectively. Prior to the completion of our reorganization and Offering, we managed our cash on hand through the use of revolving credit facilities to maximize the amount of debt repayment.
Outstanding Debt and Existing Financing Arrangements
As of June 30, 2006, we had various financing arrangements outstanding. Under these financing arrangements, we have $1.2 billion of outstanding debt and $99.8 million of available borrowing capacity under our revolving credit facility.
Recently Issued Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting principles be recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. This standard generally will not apply with respect to the adoption of new accounting standards, as new accounting standards usually include specific transition provisions, and will not override transition provisions contained in new or existing accounting literature. SFAS 154 is effective for the Company for fiscal years beginning after December 15, 2005. We adopted SFAS 154 in the first quarter of 2006. The adoption did not have a material effect on our financial condition or results of operations.
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires recognition of servicing assets and liabilities each time an entity incurs an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 also requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method or the fair value measurement method for each class of such assets and liabilities. SFAS 156 should be adopted as of the beginning of the first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year provided the entity has not yet issued financial statements for any period of that fiscal year. We do not expect SFAS 156 will have a material effect on our financial condition or results of operations upon adoption.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides (a) clarification for the accounting for uncertainty in income taxes; (b) a recognition threshold and measurement attribute related to tax positions taken or expected to be taken in a tax return; and (c) guidance on other topics such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier adoption is encouraged if the entity has not yet issued financial statements, including interim financial statements, in the period of adoption. We are currently assessing the impact of FIN 48 on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In connection with the Merger with Spinco on July 17, 2006, our long-term debt obligations, with the exception of our 7 3/4% senior notes, were repaid in full. As a result, the interest rate caps and swaps in effect at June 30, 2006 were terminated July 17, 2006. Windstream received the proceeds from the settlement of the interest rates caps and swaps of $9.1 million on July 19, 2006
We are exposed to market risk from changes in interest rates on our long-term debt obligations. We estimate our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair value of a fixed-rate debt obligation due to a hypothetical adverse change in interest rates and the potential change in interest expense on variable rate long-term debt obligations due to changes in market interest rates. Fair value on long-term debt obligations is determined based on quoted market prices and a discounted cash flow analysis, using the rates and maturities of these obligations, compared to terms and rates currently available in the long-term markets. The potential change in interest expense is determined by calculating the effect of the hypothetical rate increase on our variable rate debt for the year and does not assume changes in our financial structure.
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
At June 30, 2006, we had total debt of $1,180.6 million consisting of both fixed and variable debt with weighted average interest rates ranging from 6.4% to 7.8%. Approximately $780.6 million of our debt matures in 2012 and $400.0 million matures in 2015. The fair value of our debt is approximately $1,194.1 million.
At June 30, 2006, we had approximately $725.0 million of variable rate debt. If market interest rates increase 100 basis points within the next year over the rates in effect at June 30, 2006, interest expense would increase $2.8 million. The increase in interest rates is impacted by our interest rate caps and swaps that are currently in effect or will be in effect over the next year and does not consider the impact of the Merger with Spinco that was consummated in July 2006. We are charged interest on our variable rate debt, as defined in the Senior Credit Agreement, based on LIBOR plus 1.75% or an applicable base rate plus ..75%. The three-month LIBOR rate for the six months ended June 30, 2006 ranged from 4.5% to 5.5%.
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
The following represents a summary of the Agreements (dollars in thousands):

	Effective	Maturity	Notional	Cap Rate	December 31, 2005	June 30, 2006
Instrument	Date	Date	Amount	or Pay Rate	Fair Value Asset	Fair Value Asset

Interest rate cap	03/31/06	03/30/07	$50,000	5.0%	$53	$208
	03/31/06	03/31/08	100,000	5.0	403	1,018
Interest rate swap	03/31/06	03/31/08	75,000	4.5	345	1,246
	03/31/06	03/31/08	75,000	4.6	310	1,216
	03/31/06	03/31/09	50,000	4.2	844	1,716
	03/31/06	03/31/10	100,000	4.7	177	2,660
	03/30/07	03/31/08	30,000	4.7	13	229
	03/31/08	03/31/09	180,000	4.3	816	1,937

Our interest rate caps are not treated as hedges as prescribed by the accounting literature. Therefore, the fair value of the instruments is recorded each reporting period in “Other assets” or “Deferred credits and other liabilities“on the Condensed Consolidated Balance Sheets with the change in fair value recorded in the Condensed Consolidated Statements of Income and Comprehensive Income in “Gain (loss) on interest rate hedging arrangements.”
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

ITEM 4. CONTROLS AND PROCEDURES.
Valor, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer purchases of equity securities
The following table provides information about our share repurchases during the second quarter of 2006.

			Total Number of Shares	Maximum Number (or Approximate
	Total Number of	Average Price Paid	Purchased as Part of Publicly	Dollar Value) of Shares that May Yet Be
Period	Shares Purchased (1)	per Share	Announced Plans or Programs	Purchased Under the Plans or Programs

April 2006	—	$—	—	—
May 2006	3,968	12.56	—	—
June 2006	—	—	—	—

Total	3,968	$12.56	—

(1)	Shares repurchased represent restricted stock purchased from employees at market price to satisfy tax withholding obligations in connection with employee restricted stock awards. In connection with the Merger that occurred subsequent to the quarter ended June 30, 2006, certain of the Company’s restricted stock granted in connection with the LTIP was accelerated. This resulted in the Company repurchasing 367,032 shares with a value of $4.2 million on July 17, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The following matters were submitted to a vote of security holders during our annual meeting of shareholders held on June 27, 2006.
1.	Adoption of the Agreement and Plan of Merger by and among Alltel Corporation, Alltel Holding Corp. and Valor Communications Group, Inc.

For	52,211,970
Against	2,022,081
Abstain	734,320
Broker Non-Vote	14,878,432
2.	Approve the amendment of the certificate of incorporation of Valor pursuant to the merger to increase the authorized number of shares of Valor common stock from 200,000,000 to 1,000,000,000.

For	51,751,460
Against	2,488,774
Abstain	718,137
Broker Non-Vote	14,878,432
3.	Approve the issuance of up to 405,000,000 shares of Valor common stock to Alltel stockholders.

For	51,987,382
Against	2,258,788
Abstain	712,201
Broker Non-Vote	14,878,432
4.	Adoption and approval of the 2006 Equity Incentive Plan.

For	52,473,434
Against	1,684,475
Abstain	800,462
Broker Non-Vote	14,878,432

5.	Election of Directors.

	Number of Votes
Directors	For	Withheld
John J. Mueller	68,172,237	1,664,566
Anthony J. de Nicola	67,091,048	2,745,755
Kenneth R. Cole	68,007,927	1,828,876
Sanjay Swani	58,359,648	11,477,155
Norman W. Alpert	66,983,805	2,852,998
Stephen B. Brodeur	58,486,495	11,350,308
Michael Donovan	67,862,787	1,974,016
Edward Lujan	58,314,107	11,522,696
M. Ann Padilla	58,582,636	11,254,167
Federico Pena	67,102,487	2,732,316
Edward J. Heffernan	58,600,311	11,236,492
6.	Ratification of the appointment of Deloitte & Touche as independent registered public accountants.

For	58,471,407
Against	10,689,850
Abstain	675,546
Broker Non-Vote	—
7.	Agree to adjourn the meeting, if necessary, to solicit additional proxies for the adoption of the merger agreement.

For	58,753,165
Against	10,223,347
Abstain	860,291
Broker Non-Vote	—

ITEM 6. EXHIBITS.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2006	WINDSTREAM CORPORATION
	By:	/s/ Jeff Gardner
Jeff Gardner
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2006

By:	/s/ Brent Whittington
Brent Whittington
Executive Vice President and Chief Financial Officer (Principal Financial Officer)