Form 10-Q
period 2006-09-30
WINDSTREAM CORP
filed 2006-11-14
CIK 1282266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-32422
WINDSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0792300

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4001 Rodney Parham Road,
Little Rock, Arkansas	72212

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (501) 748-7000
Valor Communications Group, Inc., 201 E. John Carpenter Freeway, Suite 200, Irving, TX 75062
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
     Number of common shares outstanding as of October 31, 2006: 476,778,215
     The Exhibit Index is located on page 52.

WINDSTREAM CORPORATION
FORM 10-Q

		Page No.
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets	2
	Consolidated Statements of Income	3
	Consolidated Statements of Cash Flow	4
	Consolidated Statements of Shareholders’ Equity	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	52
Subsidiaries
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

*	No reportable information under this item.

WINDSTREAM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(Millions)	2006	2005

Assets
Current Assets:
Cash and short-term investments	$373.0	$11.9
Accounts receivable (less allowance for doubtful accounts of $14.7 and $14.2, respectively)	420.4	312.8
Inventories	40.1	36.9
Prepaid expenses and other	34.8	33.6

Total current assets	868.3	395.2

Investments	17.9	2.0
Goodwill	1,999.4	1,218.7
Other intangibles	1,112.8	317.7

Property, Plant and Equipment:
Property, plant and equipment	8,590.0	7,343.8
Less: accumulated depreciation	4,699.7	4,380.2

Property, plant and equipment, net	3,890.3	2,963.6

Other assets	273.1	32.5

Total Assets	$8,161.8	$4,929.7

Liabilities and Shareholders’ Equity

Current Liabilities:
Current maturities of long-term debt	$21.2	$22.1
Accounts payable	215.4	145.5
Advance payments and customer deposits	65.0	60.4
Accrued dividends	97.3	—
Accrued taxes	89.8	83.1
Accrued interest	89.8	4.2
Other current liabilities	74.0	48.7

Total current liabilities	652.5	364.0

Long-term debt	5,477.4	238.7
Deferred income taxes	1,063.9	680.6
Other liabilities	365.2	157.2

Total liabilities	7,559.0	1,440.5

Commitments and Contingencies (See Note 8)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000 shares authorized, 476.8 shares issued and outstanding at September 30, 2006	—	—
Treasury stock, 0.4 shares of common at September 30, 2006	(0.3)	—
Cumulative foreign currency translation adjustment	—	0.5
Parent company investment	—	1,455.2
Additional paid-in capital	556.8	—
Unrealized holding loss on hedges	(25.3)	—
Retained earnings	71.6	2,033.5

Total shareholders’ equity	602.8	3,489.2

Total Liabilities and Shareholders’ Equity	$8,161.8	$4,929.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per share amounts)	2006	2005	2006	2005

Revenues and sales:
Service revenues	$693.5	$617.7	$1,901.7	$1,850.0
Product sales	77.9	111.2	304.0	328.0

Total revenues and sales	771.4	728.9	2,205.7	2,178.0

Costs and expenses:
Cost of services (excluding depreciation of $109.8, $107.1, $281.9 and $324.2, respectively, included below)	234.9	197.9	620.6	610.1
Cost of products sold	48.3	93.5	234.7	273.4
Selling, general, administrative and other	94.6	84.2	259.1	253.5
Depreciation and amortization	124.1	119.0	325.6	368.4
Royalty expense	—	67.3	129.6	202.3
Restructuring and other charges	15.4	4.7	22.9	4.7

Total costs and expenses	517.3	566.6	1,592.5	1,712.4

Operating income	254.1	162.3	613.2	465.6

Other income, net	2.5	12.1	3.7	12.0
Loss on extinguishment of debt	(7.9)	—	(7.9)	—
Interest income from Alltel	—	7.2	31.9	10.9
Interest expense	(91.4)	(4.5)	(99.8)	(13.6)

Income before income taxes and extraordinary item	157.3	177.1	541.1	474.9
Income taxes	60.9	69.7	213.2	185.2

Income before extraordinary item	96.4	107.4	327.9	289.7
Extraordinary item, net of income taxes	99.7	—	99.7	—

Net income	$196.1	$107.4	$427.6	$289.7

Earnings per share:
Basic:
Income before extraordinary item	$.21	$.27	$.78	$.72
Extraordinary item	.22	—	.23	—

Net income	$.43	$.27	$1.01	$.72

Diluted:
Income before extraordinary item	$.21	$.27	$.78	$.72
Extraordinary item	.22	—	.23	—

Net income	$.43	$.27	$1.01	$.72

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months
	Ended September 30,
(Millions)	2006	2005

Cash Provided from Operations:
Net income	$427.6	$289.7
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	325.6	368.4
Provision for doubtful accounts	15.8	21.0
Extraordinary item, net of income taxes	(99.7)	—
Deferred tax credits	14.0	0.7
Other, net	11.0	1.8
Changes in operating assets and liabilities:
Accounts receivable	(31.0)	3.2
Accounts payable	28.6	4.2
Accrued interest	72.5	4.2
Accrued taxes	98.3	45.8
Other liabilities	35.8	(3.1)
Other, net	(30.1)	(0.8)

Net cash provided from operations	868.4	735.1

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(244.2)	(237.3)
Acquisition of Valor Communications	69.0	—
Other, net	4.4	(3.2)

Net cash used in investing activities	(170.8)	(240.5)

Cash Flows from Financing Activities:
Dividends paid on common shares	(4.9)	—
Dividend paid to Alltel pursuant to spin-off	(2,275.1)	—
Dividends paid to Alltel prior to spin-off	(99.0)	(169.2)
Repayments of borrowings	(861.4)	(1.0)
Debt issued	3,158.8	—
Changes in advances to Alltel prior to spin-off	(254.9)	(329.1)

Net cash used in financing activities	(336.5)	(499.3)

Increase (decrease) in cash and short-term investments	361.1	(4.7)

Cash and Short-term Investments:
Beginning of the period	11.9	13.1

End of the period	$373.0	$8.4

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common			Unrealized	Foreign
	and	Parent	Additional	Holding	Currency
	Treasury	Company	Paid-In	Loss On	Translation	Retained
(Millions)	Stock	Investment	Capital	Hedges	Adjustment	Earnings	Total

Balance at December 31, 2005	$—	$1,455.2	$—	$—	$0.5	$2,033.5	$3,489.2

Net income	—	—	—	—	—	258.7	258.7
Dividends paid to Alltel	—	—	—	—	—	(99.0)	(99.0)
Net change in advances to Alltel	—	72.2	—	—	(0.5)	—	71.7
Issuance of exchange notes to Alltel	—	(1,527.4)	(175.8)	—	—	—	(1,703.2)
Payment of special dividend to Alltel pursuant to spin-off	—	—	(81.9)	—	—	(2,193.2)	(2,275.1)

Balance at July 17, 2006 prior to acquisition of Valor	—	—	(257.7)	—	—	—	(257.7)

Valuation of common stock held by Valor shareholders	(0.3)	—	815.9	—	—	—	815.6
Net income					—	168.9	168.9
Unrealized holding loss on interest rate swaps, net of tax	—	—	—	(25.3)	—	—	(25.3)
Net restricted stock activity	—	—	(1.4)	—	—	—	(1.4)
Dividends of $0.20 per share declared to shareholders	—	—	—	—	—	(97.3)	(97.3)

Balance at September 30, 2006	$(0.3)	$—	$556.8	$(25.3)	$—	$71.6	$602.8

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Preparation of Interim Financial Statements:
In this report, Windstream Corporation and its subsidiaries are referred to as “Windstream”, “we”, or “the Company”. For all periods prior to the effective time of the merger with Valor described herein, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel Corporation (“Alltel”).

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should read this report in conjunction with the consolidated financial statements and accompanying notes included in Windstream’s proxy statement/prospectus-information statement filed with the SEC on May 26, 2006.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates, and such differences could be material.

2.	Spin-off of Company from Alltel Corporation and Merger with Valor Communications Group, Inc.:

On November 2, 2005, Alltel Holding Corp. was incorporated as a wholly-owned subsidiary of Alltel to hold Alltel’s wireline telecommunications business in connection with a contemplated spin-off of these assets. This wireline business was operated by certain other Alltel subsidiaries, which provided customers with local, long distance, network access, and Internet services. These subsidiaries also sold and warehoused telecommunications products, published telephone directories for affiliates and other independent telephone companies, and provided billing and other information technology services to other carriers.

On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders (the “Distribution”) and the merger of that business with and into Valor Communications Group, Inc. (“Valor”) (the “Merger”). Pursuant to the plan of Distribution and immediately prior to the effective time of the Merger with Valor described below, Alltel contributed all of its wireline assets to Alltel Holding Corp. in exchange for: (i) newly issued common stock of the Company (ii) the payment of a special dividend to Alltel in the amount of $2,275.1 million and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”).

In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by the Company’s wireline operating subsidiaries. Also in connection with the Contribution, the Company borrowed approximately $2.4 billion through a new senior credit agreement that was used to fund the special dividend and pay down a portion of the wireline subsidiary debt assumed by the Company in the Contribution. The debt securities issued by the Company to Alltel as part of the Contribution consisted of 8.625 percent senior notes due 2016 with an aggregate principal amount of $1,746.0 million (the “Company Securities”). These securities were issued at a discount, and accordingly, at the date of their distribution to Alltel, the Company Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). As part of the Contribution, the Company issued Alltel approximately 403 million shares of its common stock, or 1.0339267 shares of common stock for each share of Alltel common stock outstanding as of July 17, 2006. Alltel then distributed 100 percent of these common shares of the Company to its shareholders as a tax-free dividend. Alltel also exchanged the Company Securities for certain Alltel debt held by certain investment banking firms. The investment banking firms subsequently sold the Company Securities in the private placement market.

Pursuant to the Contribution, Alltel transferred cash of $36.2 million to the Company, as required by the Distribution Agreement between Alltel and the Company. Additionally, Windstream expects to receive reimbursement from Alltel in the fourth quarter for transaction-related costs of approximately $31.7 million, which is included in accounts receivable in the consolidated balance sheet at September 30, 2006. The Company’s balance sheet also includes other transferred assets and liabilities at Alltel’s historical cost basis. Assets included net property, plant, and equipment of $101.5 million. Depreciable lives of the assets did not change. Transfers also included a prepaid pension asset of $191.6 million and related post-retirement

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	Spin-off of Company from Alltel Corporation and Merger with Valor Communications Group, Inc., Continued:

benefit obligations of $24.2 million. Deferred taxes of $62.8 million were established related to the assets and liabilities transferred. In connection with the spin-off, the Company and Alltel entered into a tax sharing agreement that allocates responsibility for (i) filing tax returns and preparing other tax-related information and (ii) the liability for payment and benefit of refund or other recovery of taxes. As a result, the Company transferred liabilities related to current income taxes payable of $99.8 million and income tax contingency reserves of $10.8 million to Alltel.

Immediately after the consummation of the spin-off, the Company merged with and into Valor, with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation. Under the terms of the merger agreement, Valor shareholders retained each of their Valor shares, which are now shares of Windstream Corporation common stock. Upon completion of the Merger, Alltel’s stockholders owned approximately 85 percent of the outstanding equity interests of the Company, and the stockholders of Valor owned the remaining approximately 15 percent of such equity interests.

The merger was accounted for using the purchase method of accounting for business combinations in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” with Alltel Holding Corp. serving as the accounting acquirer. The accompanying financial statements reflect the combined operations of Alltel Holding Corp. and Valor following the spin-off and merger on July 17, 2006. Results of operations prior to the merger and for all historical periods presented are for Alltel Holding Corp.

Based on the closing price of our common stock of $11.50 on the New York Stock Exchange (“NYSE”) on July 17, 2006, the aggregate transaction value of the Merger was $2,050.5 million, consisting of the consideration for the acquired Valor shares ($815.9 million), the assumption of Valor debt ($1,195.6 million), and closing and other direct merger-related costs, including financial advisory, legal and accounting services. Immediately following the Merger, the Company issued 8.125 percent senior notes due 2013 in the aggregate principal amount of $800.0 million, which was used in part to pay down the Valor credit facility in the amount of $780.6 million.

As a result of the aforementioned financing transactions, Windstream assumed approximately $5.5 billion of long-term debt in connection with the Contribution and the Merger. For the period subsequent to the spin-off, the consolidated statement of income reflects interest expense associated with this new debt.

In accordance with SFAS No. 141, the cost of the merger was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the merger, with amounts exceeding the fair value being recorded as goodwill. We obtained preliminary valuations of intangible assets, debt and certain other assets and liabilities. As the values of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to, valuations of intangible assets, property, plant and equipment, deferred taxes, and the resolution of pre-acquisition contingencies. The valuations will be finalized within 12 months of the close of the merger. When the valuations are finalized, any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the identifiable intangible assets acquired and goodwill.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	Spin-off of Company from Alltel Corporation and Merger with Valor Communications Group, Inc., Continued:

The following table summarizes the current preliminary allocation of the cost of the Merger to the assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date:

(Millions)	Total
Fair value of assets acquired:
Current assets	$60.0
Investments	16.3
Property, plant and equipment	696.1
Other assets	10.8
Goodwill	780.7
Franchise rights	590.0
Customer list	220.0

Total assets acquired	2,373.9

Fair value of liabilities assumed:
Current liabilities	(114.4)
Deferred income taxes established on acquired assets	(262.8)
Long-term debt	(1,195.6)
Other liabilities	(54.2)

Total liabilities assumed	(1,627.0)

Common stock issued	(815.9)

Cash acquired, net of cash paid	$69.0

In connection with the merger, we recorded $14.4 million of severance and severance-related costs and $2.2 million of contract termination costs, which are reflected in the above allocation of the cost of the merger in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We expect to pay the severance and severance-related costs and $0.4 million of the contract termination costs in 2006. The remaining contract termination costs will be paid over the remaining contract periods through 2010. In addition, in connection with Windstream’s restructuring of the former Valor operations, the Company expects to incur significant nonrecurring expenses during the fourth quarter, principally consisting of branding, signage and computer system conversion costs (see Note 9 for a discussion of restructuring expenses recorded by Windstream during the three and nine months ended September 30, 2006).
The following unaudited pro forma consolidated results of operations of Windstream for the three and nine months ended September 30, 2006 and 2005, respectively, assume that the spin-off from Alltel and merger with Valor occurred as of January 1, 2005:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2006	2005	2006	2005

Revenues and sales	$794.7	$852.9	$2,472.2	$2,546.1
Income before extraordinary item (a)	$103.7	$98.2	$313.6	$250.8
Net income (a)	$203.4	$98.2	$413.3	$250.8
Earnings per share before extraordinary item:
Basic	$.22	$.21	$.66	$.53
Diluted	$.22	$.21	$.66	$.53
Earning per share:
Basic	$.43	$.21	$.87	$.53
Diluted	$.43	$.21	$.87	$.53
(a) Pro forma income before extraordinary item and pro forma net income for the nine months ended September 30, 2005 include a $29.3 million loss recorded by Valor on the prepayment of outstanding borrowings.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	Spin-off of Company from Alltel Corporation and Merger with Valor Communications Group, Inc., Continued:

The unaudited pro forma information presents the combined operating results of Alltel Holding Corp. and the former Valor, with the results prior to the acquisition date adjusted to include the pro forma impact of the following: the elimination of transactions between Alltel Holding Corp. and the former Valor; additional amortization of intangible assets resulting from the merger based on the preliminary purchase price allocation; the elimination of merger expenses; the adjustment of interest expense reflecting the new Windstream debt structure; and the impact of income taxes on the pro forma adjustments utilizing Windstream’s statutory tax rate of 39.06%.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related restructuring costs. Certain cost savings may result from the merger; however, there can be no assurance that these costs savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of January 1, 2005, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

3.	Accounting Changes:

Discontinuance of the Application of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation” — Historically, the Company’s regulated operations, except for certain operations acquired in Kentucky in 2002 and in Nebraska in 1999, followed the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Recent changes, however, have impacted the dynamics of Windstream’s business environment. Specifically, on July 12, 2006, the Company transitioned its Kentucky intrastate operations, which were historically subject to rate-of-return regulation, to a newly established statutory alternative form of regulation. In addition, on July 17, 2006, Windstream announced its completion of the spin-off of Alltel Corporation’s wireline business and merger with Valor, as discussed in Note 2 above. The former Valor properties are primarily subject to alternative price cap regulation. Accordingly, we have considered the change in the mix of our customer and revenue base from rate-of-return to an alternative form of regulation resulting from increased competition and these events in our current assessment of criteria for the continued application of SFAS No. 71.

Additionally, we are experiencing access line losses due to increasing levels of competition across all Windstream service areas. This competition is driven largely by the technological development of alternative voice providers including wireless, cable, Voice over Internet Protocol (“VoIP”), and Competitive Local Exchange Carriers. These alternative voice products have transformed a pricing structure historically based on the recovery of costs to a pricing structure based on market conditions, including the bundling of services and discounts.

Based on these material factors impacting its operations, Windstream determined in the third quarter 2006 that it is no longer appropriate to continue the application of SFAS No. 71 for reporting its financial results. Accordingly, Windstream recorded a non-cash extraordinary gain of $99.7 million, net of taxes of $74.5 million upon discontinuance of the provisions of SFAS No. 71, as required by the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of the Application of FASB Statement No. 71.” In addition, the Company began eliminating all intercompany revenues and related expenses. Previously, certain intercompany revenues and expenses earned and incurred by the Company’s regulated subsidiaries were not eliminated because they are priced in accordance with Federal Communications Commission guidelines and are recovered through the regulatory process. The components of the non-cash extraordinary gain are as follows:

	Before Tax	After Tax
(Millions)	Effects	Effects
Write off regulatory cost of removal	$185.2	$112.5
Recognize deferred directory publishing revenue	14.5	9.1
Establish asset retirement obligation	(16.7)	(10.1)
Write off regulatory assets	(8.8)	(11.8)

Total	$174.2	$99.7

Change in Accounting Estimate – Effective January 1, 2006, the Company prospectively reduced depreciation rates for its incumbent local exchange carrier operations in Pennsylvania to reflect the results of a study of depreciable lives completed in January 2006. During April 2006, the Company completed studies of the depreciable lives of assets held and used in its Alabama and North Carolina operations. The related depreciation rates were changed effective April 1, 2006. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	Accounting Changes, Continued:

The effect of the change in Pennsylvania depreciation rates resulted in a decrease in depreciation expense of $4.4 million and $13.1 million and an increase in net income of $2.9 million and $8.0 million for the three and nine months ended September 30, 2006, respectively. The effect of the change in Alabama and North Carolina rates resulted in a decrease in depreciation expense of $3.7 million and $7.4 million and an increase in net income of $2.3 million and $4.5 million for the three and nine months ended September 30, 2006, respectively.

Change in Accounting Principle – As further discussed in Note 12 below, under Alltel’s stock-based compensation plans, prior to the spin, officers and other management employees of the Company were granted fixed and performance-based incentive and non-qualified stock options, restricted stock and other equity securities of Alltel. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the employee’s requisite service period. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective transition method, the Company is required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption. Compensation expense for the unvested awards outstanding as of January 1, 2006 was recognized over the remaining requisite service period based on the fair value of the awards on the date of grant, as previously calculated by the Company in developing its pro forma disclosures in accordance with the provisions of SFAS No. 123. Operating results for prior periods have not been restated.

Upon adoption of SFAS No. 123(R), the Company elected to continue to value its share-based payment transactions using a Black-Scholes valuation model, which was previously used for purposes of preparing the pro forma disclosures under SFAS No. 123. Under the provisions of SFAS No. 123(R), stock-based compensation expense recognized during the period is based on the portion of the share-based payment awards that is ultimately expected to vest. Historically, in the Company’s pro forma information required under SFAS No. 123, the Company accounted for forfeitures as they occurred. As further discussed in Note 12 below, upon spin, former Alltel employees forfeited any unvested stock options granted by Alltel. As a result, the $1.0 million of expense recognized prior to the spin-off was reversed. In addition, any restricted stock granted by Alltel to the Company’s employees became fully vested. As a result, the Company recognized $1.6 million in additional stock-based compensation expense in the third quarter of 2006.

Stock-based compensation expense recognized for the three and nine months ended September 30, 2006 was as follows:

	Three	Nine
	Months	Months
(Millions)	Ended	Ended
Compensation expense related to stock options issued	$(1.0)	$1.2
Compensation expense related to restricted stock awards	4.0	4.6

Compensation expense before income taxes	3.0	5.8
Income tax benefit	(1.2)	(2.3)

Compensation expense, net of tax	$1.8	$3.5

Comparatively, pre-tax stock-based compensation expense recognized for the three and nine months ended September 30, 2005 was $0.5 million and $1.5 million, consisting solely of expense related to restricted stock awards. Stock-based compensation expense is included in selling, general, administrative and other expenses within the Company’s unaudited consolidated statements of income.
Prior to adopting the provisions of SFAS No. 123(R), the Company recorded estimated compensation cost for stock options granted to the Company’s employees by Alltel based upon the intrinsic value of the option on the date of grant consistent with the recognition and measurement principles of APB Opinion No. 25. Because Alltel had established the exercise price of its employee stock options based on the fair market value of its stock at the date of grant, the stock options had no intrinsic value upon grant, and accordingly, the Company did not record compensation expense for employee stock options

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	Accounting Changes, Continued:

prior to adopting SFAS No. 123(R). The following table illustrates the effects on net income had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
(Millions)	Ended	Ended
Net income as reported	$107.4	$289.7
Add stock-based compensation expense included in net income, net of related tax effects	0.3	0.9
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1.3)	(3.9)

Pro forma net income	$106.4	$286.7

Change in Segment Presentation – In conjunction with the spin-off from Alltel and merger with Valor, the Company changed the manner in which senior management assesses the operating performance of, and allocates resources to, its operating segments. As a result, the Company’s long distance operations were combined with the Company’s other telecommunications services in the wireline segment. The directory publishing operations, product distribution and telecommunications information services operations are reported together as other operations as none are individually significant. In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” all prior period segment information has been restated to conform to this new financial statement presentation.

4.	Related Party Transactions:

Transactions with Alltel – For the periods through July 17, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. These expenses have been allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Total expenses allocated to the Company were $13.7 million, $163.0 million, $90.5 million and $253.4 million for the three and nine months ended September 30, 2006 and 2005, respectively. The costs of these services charged to the Company and the allocated liabilities assigned to the Company are not necessarily indicative of the costs and liabilities that would have been incurred if the Company had performed these functions as a stand-alone entity. However, management believes that methods used to make such allocations were reasonable, and costs of these services charged to the Company were reasonable representations of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.

For the periods through June 30, 2006, the Company maintained a licensing agreement with ALLTEL Kansas Limited Partnership, an Alltel affiliate, under which the Company’s regulated subsidiaries were charged a royalty fee for the use of the Alltel brand name in marketing and distributing telecommunications products and services. The amount of the royalty fee charged was computed by multiplying the regulated subsidiaries’ annual revenues and sales by 12.5 percent. In anticipation of the spin-off of the business from Alltel, the licensing agreement was terminated.

For the periods through July 17, 2006, the Company participated in the centralized cash management practices of Alltel. Under those practices, cash balances were transferred daily to Alltel bank accounts. The Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. The Company earned interest income on receivables due from Alltel and was charged interest expense for payables due to Alltel. Subsequent to the spin-off, Windstream no longer participates in this program. The interest rates charged on payables to Alltel were 5.98 percent and 6.22 percent in the period ended July 17, 2006 and in the nine months ended September 30, 2005, respectively. Interest rates earned on receivables from Alltel were 5.03 percent and 3.24 percent in the period ended July 17, 2006 and in the nine months ended September 30, 2005, respectively. At December 31, 2005, the Company had a net payable to Alltel which is included in the Parent Company Investment in the accompanying consolidated balance sheets, because such amounts were considered contributed by Alltel to the Company. This payable was repaid in conjunction with the spin. The Company’s cash and short-term investments held at the Alltel level were not allocated to the Company as of December 31, 2005. Cash and short-term investments reported as of December 31, 2005 represented only those amounts held at the Company level. Debt reported as of December 31, 2005 represented only those debentures and notes that were directly issued by subsidiaries of the Company. No other debt was allocated by the Parent to the Company’s balance sheet.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.	Related Party Transactions, Continued:

Subsequent to the spin-off, Windstream and Alltel will continue to provide each other certain of the services discussed above, at cost, pursuant to a transition services agreement for a period not to exceed six months. In addition to the transition services agreement, Windstream and Alltel entered into certain other agreements extending for periods of up to three years. Under those agreements, Alltel will continue to provide Windstream with network capacity for its long distance operations and other services, while Windstream will continue to provide local phone service, long distance and broadband Internet service as well as certain network management services to Alltel, all at negotiated rates. In addition, Windstream and Alltel entered into a tax-sharing agreement that generally requires Alltel to indemnify Windstream for any taxes attributable to Windstream’s operations for periods prior to the spin-off, while Windstream must indemnify Alltel for any taxes resulting from the spin-off in certain circumstances.

Transactions With Certain Affiliates – Prior to the third quarter of 2006, intercompany transactions involving the regulated operations (excluding the acquired operations in Kentucky and Nebraska) were not eliminated because the revenues received from the affiliates and the prices charged by the communications products and directory publishing operations were priced in accordance with Federal Communications Commission guidelines and were recovered through the regulatory process. Upon the discontinuance of the provisions of SFAS No. 71, the Company began eliminating these revenues and the related expenses for all the regulated operations.

Transactions with affiliates that were not eliminated under the provisions of SFAS No. 71 primarily included product sales, directory publishing, and other telecommunications services. The Company’s product distribution operations sells equipment to the affiliated wireline operations, which amounted to $61.9 million for the nine months ended September 30, 2006, compared to $33.2 million and $92.9 million for the three and nine month periods ended September 30, 2005, respectively. The cost of equipment sold to the regulated operations is included, principally, in wireline plant in the consolidated financial statements. Windstream Yellow Pages contracts with the regulated subsidiaries to provide directory publishing services, which include the publication of a standard directory at no charge. Windstream Yellow Pages bills the wireline subsidiaries for services not covered by the standard contract, which amounted to $3.8 million for the nine months ended September 30, 2006, and $1.7 million and $5.6 million for the three and nine month periods ended September 30, 2005, respectively. Wireline revenues and sales include directory royalties received from Windstream Yellow Pages of $19.1 million for the nine months ended September 30, 2006, compared to $9.8 million and $29.8 million for the three and nine month periods ended September 30, 2005, respectively. Amounts billed to other affiliates of the Company for interconnection and toll services were $21.7 million for the nine months ended September 30, 2006, compared to $11.2 million and $34.0 million for the three and nine month periods ended September 30, 2005, respectively.

5.	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. The carrying amount of goodwill by business segment for the periods ended September 30, 2006 and December 31, 2005 were as follows:

(Millions)	Wireline	Other	Total

Balance at December 31, 2005	$1,218.4	$0.3	$1,218.7
Additions	780.7	—	780.7

Balance at September 30, 2006	$1,999.1	$0.3	$1,999.4

As of January 1, 2006, the Company completed the annual impairment reviews of its goodwill and indefinite-lived franchise rights and determined that no write-down in the carrying value of these assets was required. As of September 30, 2006 and December 31, 2005, the carrying value of the indefinite-lived wireline franchise rights in the state of Kentucky acquired in 2002 was $265.0 million. As of September 30, 2006, the carrying value of the indefinite-lived wireline franchise rights in the Valor properties acquired during the quarter was $590.0 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.	Goodwill and Other Intangible Assets, Continued:

Intangible assets subject to amortization were as follows:

	September 30, 2006
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Valor customer list	$220.0	$(9.1)	$210.9
Customer lists - Other	67.6	(26.0)	41.6
Franchise rights	22.5	(17.2)	5.3

	$310.1	$(52.3)	$257.8

	December 31, 2005
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Customer lists - Other	$67.6	$(21.0)	$46.6
Franchise rights	22.5	(16.4)	6.1

	$90.1	$(37.4)	$52.7

The Valor customer list is amortized on an accelerated sum-of-the-years digits methodology over its estimated useful life of 9 years. Other customer lists are amortized on a straight-line basis over their estimated useful lives of 10 years. Franchise rights subject to amortization are amortized on a straight-line basis over their estimated useful lives of 15 years. Amortization expense for the Valor customer list was $9.1 million for the three and nine months ended September 30, 2006. Amortization expense for this customer list is estimated to be $20.1 million in 2006, $41.8 million in 2007, $36.9 million in 2008, $32.0 million in 2009, and $27.1 million in 2010. Amortization expense of other intangible assets subject to amortization was $1.8 million and $5.8 million for both the three and nine months ended September 30, 2006 and 2005, respectively. Amortization expense for these assets is expected to be $8.2 million for each of the years 2006 through 2009 and $6.7 million in 2010.

6.	Debt and Derivative Instruments:

As further discussed in Note 2, in conjunction with the spin-off from Alltel and merger with Valor, the Company borrowed $2.4 billion through a new senior credit agreement that was used to fund the special dividend and pay down a portion of the wireline subsidiary debt assumed by the Company in the spin-off from Alltel. In addition, Windstream issued securities to Alltel, which consist of 8.625 percent senior notes due 2016 with an aggregate principal amount of $1,746.0 million. The Company Securities were issued at a discount of $42.8 million, and accordingly, at the date of distribution to Alltel, they had a carrying value of $1,703.2 million. Immediately following the Merger, the Company issued 8.125 percent senior notes due 2013 in the aggregate principal amount of $800.0 million, which was used in part to pay down the Valor credit facility in the amount of $780.6 million. As a result of the aforementioned debt transactions and the debt previously issued by certain of the Company’s wireline operating subsidiaries, Windstream assumed approximately $5.5 billion of long-term debt in connection with the Contribution and the Merger.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	Debt and Derivative Instruments, Continued:
Long-term debt was as follows at September 30, 2006 and December 31, 2005:

(Millions)	2006	2005

Issued by Windstream Corporation:
Senior credit facilities, Tranche A – variable rates, due July 17, 2011	$500.0	$—
Senior credit facilities, Tranche B – variable rates, due July 17, 2013	1,900.0	—
Company Securities – 8.625%, due August 1, 2016	1,746.0	—
2013 Notes – 8.125%, due August 1, 2013	800.0	—
Issued by subsidiaries of the Company:
2015 Notes – 7.75%, due February 15, 2015	400.0	—
Debentures and notes, without collateral:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Windstream Georgia Communications Corp. – 6.50%, due November 15, 2013	80.0	80.0
Windstream New York, Inc. – 9.14% to 9.55%, due August 1, 2009 and October 1, 2011	—	10.7
Windstream Pennsylvania, Inc. – 9.07%, due November 1, 2011	—	8.7
Georgia Windstream, Inc. – 8.05% to 8.17%, due October 1, 2009 and 2014	—	20.5
Teleview, Inc. – 7.00%, due January 2, 2010 and May 2, 2010	0.9	1.0
Texas Windstream, Inc. – 8.11%, due March 31, 2018	—	15.0
Windstream Western Reserve, Inc. – 8.05% to 8.17%, due October 1, 2009 and 2014	—	25.9
Discount on long-term debt, net of premiums	(28.3)	(1.0)

	5,498.6	260.8
Less current maturities	(21.2)	(22.1)

Total long-term debt	$5,477.4	$238.7

The terms of our credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a minimum interest coverage ratio of 2.75 to 1 and a maximum leverage ratio of 4.5 to 1.

Maturities and sinking fund requirements for debt outstanding as of September 30, 2006 for each of the twelve month periods ended September 30, 2007, 2008, 2009, and 2010 were $21.2 million, $60.5 million, $85.5 million and $110.3 million, respectively.

Interest expense was as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005

Interest expense related to long-term debt	$91.7	$5.2	$101.2	$15.5
Other interest expense	0.1	0.1	0.3	0.2
Impacts of interest rate swaps	0.3	—	0.3	—
Less capitalized interest expense	(0.7)	(0.8)	(2.0)	(2.1)

	$91.4	$4.5	$99.8	$13.6

Due to the interest rate risk inherent in the variable rate senior credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million to convert variable interest rate payments to fixed. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), and the weighted-average fixed rate paid by Windstream is 5.604 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior credit facilities pursuant to the guidance in SFAS No. 133, “Derivative Financial Instruments,” as amended.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions:

Prior to the spin-off from Alltel, substantially all of the Company’s employees participated in a non-contributory, qualified defined benefit pension plan maintained by Alltel. In December 2005, the qualified defined benefit pension plan was amended such that future benefit accruals for all eligible nonbargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). Expenses recorded by the Company related to the pension plan amounted to $9.2 million for the period from January 1, 2006 through July 17, 2006, compared to $3.7 million and $11.3 million for the three and nine month periods ended September 30, 2005, respectively. These expenses are included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income.

Following the spin-off, Windstream established a qualified defined benefit pension plan whose provisions are substantially equivalent to the provisions of the plan maintained by Alltel. In conjunction with establishing the new plan, the Company received from Alltel prepaid pension assets totaling $191.6 million, as further discussed above in Note 2, which is included in other assets in the accompanying consolidated balance sheets. The Company also assumed certain obligations from a qualified pension plan formerly sponsored by Valor, which is also non-contributory. These obligations, totaling $33.5 million, are included in other liabilities in the consolidated balance sheet at September 30, 2006. The following table reflects the components of the net periodic benefit cost for the period following the inception of Windstream’s plans.

(Millions)

Benefits earned during the year	$3.3
Interest cost on benefit obligation	10.7
Amortization of prior service cost	—
Amortization of net actuarial loss	4.8
Expected return on plan assets	(15.0)

Net periodic benefit expense	$3.8

The Company also provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the costs of these plans as benefits are paid. The Company also assumed certain obligations from a postretirement healthcare plan formerly sponsored by Valor. Total obligations under the Company’s postretirement benefit plans other than pensions are $161.5 million, and are included in other liabilities in the accompanying consolidated balance sheet at September 30, 2006. The components of postretirement benefits expense were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005

Benefits earned during the year	$0.1	$—	$0.1	$—
Interest cost on benefit obligation	3.6	2.4	10.8	7.2
Amortization of prior service cost	0.7	0.4	1.9	1.3
Amortization of net actuarial loss	1.1	1.3	4.0	3.9
Expected return on plan assets	—	—	—	—

Net periodic benefit expense	$5.5	$4.1	$16.8	$12.4

8.	Commitments and Contingencies:

The Company is party to various legal proceedings arising from the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future combined results of operations, cash flows or financial condition of the Company.

On October 16, 2006, the Company received a negative ruling in a binding arbitration proceeding previously brought against Valor Communications Southwest LLC and Valor Communications Group, Inc. by former employees regarding stock option award agreements. The arbitrator awarded the former employees a collective interim award of $6.2 million for the value of options that the Company asserts were without value immediately prior to Valor’s initial public offering in February 2005. The basis for the interim award was the arbitrator’s finding that these particular claimants’ options were

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	Commitments and Contingencies, Continued:

extended past the initial public offering date. The arbitrator will issue a final award after making a determination of legal fees, expenses and pre-award interest, which could bring the final award to a total of approximately $9.4 million. The Company has established a liability in this amount through a charge to goodwill. However, the Company intends to appeal the arbitrator’s award in federal district court in Texas and intends to vigorously assert and defend its position in the matter.

9.	Restructuring and Other Charges:

A summary of the restructuring and other charges recorded in the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005

Costs associated with spin-off from Alltel	$2.5	$—	$6.1	$—
Signage and other rebranding costs	11.2	—	11.4	—
Computer system separation and conversion costs	1.1	—	4.6	—
Severance and employee benefit costs	0.6	4.7	0.8	4.7

Total restructuring and other charges	$15.4	$4.7	$22.9	$4.7

In connection with the spin-off of the Company and merger with Valor, during the nine months ended September 30, 2006, the Company incurred $22.9 million of incremental costs, primarily consisting of consulting and legal fees, signage and other costs to rebrand the Company’s offices and vehicles, and system separation and conversion costs. During the third quarter of 2005, the Company incurred $4.7 million of severance and employee benefit costs related to a planned workforce reduction in its wireline operations. During the fourth quarter of 2005, the Company reduced by $0.2 million the liabilities associated with the wireline restructuring. As of December 31, 2005, these expenses had been paid, and all of the employee reductions had been completed.
The following is a summary of the activity related to the liabilities associated with the Company’s restructuring and other charges for the nine months ended September 30, 2006:

(Millions)

Balance, beginning of period	$—
Restructuring expenses and other charges, net of non-cash charges	22.3
Valor integration charges included in goodwill	16.6
Cash outlays during the period	(20.1)

Balance, end of period	$18.8

Cash outlays for the remaining unpaid liability, other than contract termination obligations, will be disbursed over the next 12 months and will be funded from operating cash flows. The remaining contract termination costs will be paid over the remaining contract periods through 2010.

10.	Comprehensive Income:

Comprehensive income was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005

Net income	$196.1	$107.4	$427.6	$289.7
Other comprehensive income (loss):
Unrealized holding losses on hedges	(41.8)	—	(41.8)	—
Income tax benefit	16.5	—	16.5	—

Comprehensive income	$170.8	$107.4	$402.3	$289.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	Earnings per Share:

Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. As previously discussed in Note 2, the merger with Valor was accounted for as a reverse merger, and therefore a recapitalization. As a result, the number of shares outstanding in prior periods was assumed to equal the number of shares of Windstream stock issued to Alltel shareholders in exchange for shares of Alltel Holding Corp. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all outstanding unvested restricted stock. The dilutive effect of unvested restricted stock was determined using the treasury stock method. Under the treasury stock method, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid in capital when the unvested restricted stock becomes deductible for income tax purposes are assumed to be used to repurchase shares of the Company’s common stock. No dilution was assumed for any periods prior to the spin-off from Alltel.

A reconciliation of the net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2006	2005	2006	2005
Basic earnings per share:
Income before extraordinary item	$96.4	$107.4	$327.9	$289.7
Extraordinary item	99.7	—	99.7	—

Net income applicable to common shares	$196.1	$107.4	$427.6	$289.7

Weighted average common shares outstanding for the period	461.4	402.9	422.4	402.9

Basic earnings per share:
From income before extraordinary item	$.21	$.27	$.78	$.72
From extraordinary item	.22	—	.23	—

Net income	$.43	$.27	$1.01	$.72

Diluted earnings per share:
Net income applicable to common shares	$196.1	$107.4	$427.6	$289.7

Weighted average common shares outstanding for the period	461.4	402.9	422.4	402.9
Increase in shares resulting from:
Non-vested restricted stock awards	0.2	—	0.1	—
Weighted average common shares assuming conversion	461.6	402.9	422.5	402.9

Diluted earnings per share
From income before extraordinary item	$.21	$.27	$.78	$.72
From extraordinary item	.22	—	.23	—

Net income	$.43	$.27	$1.01	$.72

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.	Stock-Based Compensation:

In August 2006, the Windstream Board of Directors approved three grants of restricted stock awards to officers and employees of the Company, which had aggregate fair values on the date of grant of $19.7 million, $11.1 million and $8.4 million, respectively. The first grant was a one-time grant made to all salaried, non-bargaining, former Alltel employees which vests three years from the date of grant. The second grant represents an annual grant made to officers and certain management employees as a key component of that employee groups’ annual incentive compensation plan. The third grant was made to any former Alltel employees who forfeited Alltel stock options upon spin and was based upon the intrinsic value of the options forfeited on the date of spin pursuant to the Distribution agreement. The second and third grants each vest in equal increments over a three year period following the date of grant. In addition, the Windstream Board of Directors approved a grant of restricted stock awards to the six non-employee directors which vests one year from the date of grant and which had an aggregate fair value on the date of grant of $0.6 million. The cost of each of the restricted stock awards was determined based on the fair market value of the shares on the date of grant, and will be expensed ratably over the vesting period. The company also assumed restricted shares that had been granted by Valor prior to the merger to employees that were retained by Windstream. Based on the closing stock price on July 17, 2006 of $11.50, these shares had an aggregate fair value of $2.1 million at July 17, 2006, and they vest either as employees are terminated or by January 1, 2008 for employees who remain with the Company.

Non-vested Windstream restricted stock activity for the nine months ended September 30, 2006 was as follows:

	(thousands)
	Number of	Weighted Average
	Shares	Fair Value Per Share
Non-vested at December 31, 2005	—	$—
Granted	3,155.2	12.60
Assumed from Valor acquisition	186.3	11.50
Vested	(27.4)	11.50
Forfeited	(31.9)	12.60

Non-vested at September 30, 2006	3,282.2	$12.55

At September 30, 2006, unrecognized compensation expense for the Windstream restricted shares granted on August 2, 2006 amounted to $37.5 million. The unrecognized compensation expense for these non-vested restricted shares at September 30, 2006 has a remaining weighted average vesting period of 2.2 years. At September 30, 2006, unrecognized compensation expense for the Valor restricted shares assumed amounted to $1.0 million and has a remaining weighted average vesting period of 1.1 years.
Prior to the spin-off from Alltel, officers and other management employees of the Company were granted fixed and performance-based incentive and non-qualified stock options, restricted stock and other equity securities of Alltel under Alltel’s stock-based compensation plans. Fixed options granted under Alltel’s stock option plans generally became exercisable over a period of one to five years after the date of grant. Certain fixed options granted in 2000 became exercisable in increments of 50%, 25% and 25% over a five-year period beginning three years after the date of grant. For all plans, the exercise price of the option equaled the market value of Alltel’s common stock on the date of grant. For fixed stock options, the maximum term for each option granted was 10 years.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.	Stock-Based Compensation, Continued:

Set forth below is certain information related to stock options outstanding under Alltel’s stock-based compensation plans relating to the Company’s employees:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at December 31, 2005	2,846.9	$58.83
Granted	—	—
Exercised through July 17, 2006	(689.7)	55.44
Forfeited	(733.6)	53.46
Transfers, net	(53.3)	54.31

Outstanding at July 17, 2006	1,370.3	$63.60

Re-pricing due to separation from Alltel	304.2	52.05
Exercised	(1,528.6)	52.51

Outstanding at September 30, 2006	145.9	$46.54

The amounts reflected in the table above represent stock options held by those employees that were known to be wireline division employees as of the date of spin, July 17, 2006. Amounts reflected as Transfers, net in the table above represent options held by employees that transferred between the wireless and wireline divisions of Alltel between December 31, 2005 and July 17, 2006. Upon spin, all employees of the Company terminated their employment with Alltel, and therefore forfeited any unvested stock options. All vested stock options were required to be exercised within ninety days of termination pursuant to the plan provisions. Because the unvested stock options were forfeited prior to vesting, pursuant to the guidance in SFAS No. 123(R), any expense previously recognized related to those options was reversed. As a result, during the third quarter of 2006, the Company recorded a reduction in stock-based compensation expense of $1.0 million. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $11.9 million. Alltel received $118.5 million in cash from the exercise of stock options by employees of the Company.
Non-vested Alltel stock options relating to the Company’s employees as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at December 31, 2005	1,039.2	$53.51
Granted	—	—
Vested	(402.6)	55.04
Forfeited	(684.3)	52.73
Transfers, net	47.7	55.15

Outstanding at September 30, 2006	—	$—

Amounts reflected as Transfers, net in the table above represent options held by employees that transferred between the wireless and wireline divisions of Alltel between December 31, 2005 and July 17, 2006, the date of the spin-off from Alltel. As previously noted, at spin, all employees of the Company terminated their employment with Alltel and therefore forfeited any unvested stock options.
In January 2005 and 2004, Alltel granted to certain senior management employees of the Company restricted stock awards which had an aggregate fair value on the date of grant of $1.8 million and $2.5 million, respectively. The cost of the restricted stock awards was determined based on the fair market value of the shares at the date of grant reduced by the $1.00 par value per share charged to the employee and was expensed ratably over the original vesting period. The restricted shares granted in 2005 were scheduled to vest three years from the date of grant, except that one-third of the restricted shares could vest after each of the first two-year anniversaries from the grant date if Alltel achieved a certain targeted total stockholder return for its peer group during the three-year period preceding each of those two years. The restricted shares granted in 2004 were scheduled to vest in equal increments over a three-year period following the date of grant. Due to the spin-off, Alltel amended its restricted stock plan such that any shares of restricted stock held by employees of the Company became fully vested upon spin. As a result, Windstream recognized the associated remaining unrecognized compensation at spin, resulting in the recognition of $1.6 million in additional stock-based compensation expense in the third quarter of 2006.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.	Stock-Based Compensation, Continued:

Non-vested Alltel restricted stock activity for the nine months ended September 30, 2006 was as follows:

	Number of	Weighted Average
	Shares	Fair Value Per Share
Non-vested at December 31, 2005	68,183	$52.52
Granted	—	—
Vested	(68,183)	52.52
Forfeited	—	—

Non-vested at September 30, 2006	—	$—

13.	Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects, if any, that this Interpretation may have on our consolidated financial statements. Any adjustments necessitated by the adoption of FIN 48 will be treated as a cumulative effect of accounting change in the period of application.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The standard, among other things, requires the Company to:
•	Recognize the overfunded or underfunded status of the Company’s defined benefit plans in its consolidated financial statements.

•	Recognize as a component of other comprehensive income the actuarial gains and losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.
The standard is effective for fiscal years ending after December 15, 2006. As of June 30, 2006, the required adjustment to the Company’s balance sheet would reduce the prepaid pension asset by approximately $130.4 million, increase the liability for pension and other postretirement benefits by approximately $86.2 million, and reduce accumulated other comprehensive income by approximately $131.3 million, net of taxes of $85.3 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The standard will be effective for the Company on January 1, 2008. The Company is currently evaluating the effects, if any, that this standard may have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the effects, if any, SAB No. 108 will have on our consolidated financial statements.
14.	Supplemental Cash Flow Information

As discussed further in Note 2 above, the Company received various non-cash transfers of assets and liabilities in conjunction with its spin-off from Alltel and merger with Valor, and issued the Company Securities. Additionally, the Company declared and accrued cash dividends of $97.3 million during the period that were subsequently paid on October 16, 2006. The Company also recorded a decrease in the fair value of its interest rate swap agreements, resulting in a non-cash increase in other liabilities of $41.8 million. An offsetting unrealized loss on hedges was recorded as a reduction of equity, net of $16.5 million in deferred income taxes.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

15.	Business Segment Information:

The Company manages its business operations based on differences in products and services. As previously discussed in Note 3, during the third quarter of 2006, the Company changed its segment presentation. In compliance with the guidance in SFAS No. 131, information for historical periods has been restated to be consistent with the current presentation. The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the restructuring and other charges discussed in Note 9. Such charges are not allocated to the segments. Segment operating results were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005
Revenues and Sales from External Customers:
Wireline	$705.5	$604.1	$1,884.8	$1,805.5
Other	65.9	68.7	214.4	209.9

Total	$771.4	$672.8	$2,099.2	$2,015.4

Intersegment Revenues and Sales:
Wireline	$22.6	$35.0	$93.1	$106.4
Other	48.2	44.0	135.0	135.1

Total	$70.8	$79.0	$228.1	$241.5

Total Revenues and Sales:
Wireline	$728.1	$639.1	$1,977.9	$1,911.9
Other	114.1	112.7	349.4	345.0

Total business segments	842.2	751.8	2,327.3	2,256.9
Less intercompany eliminations	(70.8)	(22.9)	(121.6)	(78.9)

Total revenues and sales	$771.4	$728.9	$2,205.7	$2,178.0

Segment Income:
Wireline	$268.3	$164.4	$625.1	$462.3
Other	1.2	2.6	11.0	8.0

Total segment income	269.5	$167.0	636.1	470.3

Restructuring and other charges	(15.4)	(4.7)	(22.9)	(4.7)
Other income, net	2.5	12.1	3.7	12.0
Loss on extinguishment of debt	(7.9)	—	(7.9)	—
Interest income from Alltel	—	7.2	31.9	10.9
Interest expense	(91.4)	(4.5)	(99.8)	(13.6)

Income from continuing operations before income taxes	$157.3	$177.1	$541.1	$474.9

Segment assets were as follows:

	September 30,	December 31,
(Millions)	2006	2005
Wireline	$8,048.8	$4,803.3
Other	117.2	131.5

Total business segments	8,166.0	4,934.8
Less elimination of intersegment receivables	(4.2)	(5.1)

Total consolidated assets	$8,161.8	$4,929.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

15.	Business Segment Information, Continued:

Supplemental information pertaining to other operations was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005

Revenues and Sales from External Customers:
Product distribution	$35.8	$34.3	$106.2	$98.4
Directory publishing	29.4	30.3	99.4	98.7
Telecommunications information services	0.7	4.1	8.8	12.8

Total	$65.9	$68.7	$214.4	$209.9

Intersegment Revenues and Sales:
Product distribution	$46.0	$41.9	$127.7	$127.8
Directory publishing	2.2	2.1	7.3	7.3
Telecommunications information services	—	—	—	—

Total	$48.2	$44.0	$135.0	$135.1

Total Revenues and Sales:
Product distribution	$81.8	$76.2	$233.9	$226.2
Directory publishing	31.6	32.4	106.7	106.0
Telecommunications information services	0.7	4.1	8.8	12.8

Total revenues and sales	$114.1	$112.7	$349.4	$345.0

16.	Supplemental Guarantor Information:

In connection with the issuance of the Company Securities and the 2013 Notes, certain of our wholly-owned subsidiaries, including all operations formerly a subsidiary of Valor, provided guarantees of those debentures (the “Guarantors”). These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the Company Securities and the 2013 Notes. In conjunction with the merger with Valor, Windstream assumed $400.0 million principal value of unsecured notes (the “Valor Notes”) guaranteed by all of Valor’s operating subsidiaries. The terms of those notes were amended to reflect the non-Valor Guarantors as guarantors of the Valor notes.

The following information presents condensed consolidating and combined statements of income for the three months and nine months ended September 30, 2006 and 2005, condensed consolidating and combined balance sheets as of September 30, 2006 and December 31, 2005, and condensed consolidating and combined statements of cash flows for the nine months ended September 30, 2006 and 2005 of the parent companies, the Guarantors, and the Non-Guarantors. Investments include investments in a non-consolidated affiliate as well as investments in net assets of subsidiaries held by the parent company and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16.	Supplemental Guarantor Information, Continued:

	Consolidated Statement of Income (Unaudited)
	Three Months Ended September 30, 2006
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$170.2	$537.4	$(14.1)	$693.5
Product sales	—	112.9	9.7	(44.7)	77.9

Total revenues and sales		283.1	547.1	(58.8)	771.4
Costs and expenses:
Cost of services (excluding depreciation of $109.8, included below)	—	52.5	186.6	(4.2)	234.9
Cost of products sold	—	96.6	7.5	(55.8)	48.3
Selling, general, administrative and other	(1.3)	32.1	64.0	(0.2)	94.6
Depreciation and amortization	—	41.1	83.0	—	124.1
Royalty expense to Parent	—	—	—	—	—
Restructuring and other charges	—	—	15.4	—	15.4

Total costs and expense	(1.3)	222.3	356.5	(60.2)	517.3

Operating income	1.3	60.8	190.6	1.4	254.1

Earnings from consolidated subsidiaries	158.8	—	—	(158.8)	—
Other income (expense), net	2.5	0.3	(0.3)	—	2.5
Loss on extinguishment of debt	—	(3.0)	(4.9)	—	(7.9)
Intercompany interest income	(21.0)	3.5	17.5	—	—
Interest expense	(82.2)	(8.1)	(1.1)	—	(91.4)

Income before income taxes, extraordinary item	59.4	53.5	201.8	(157.4)	157.3
Income taxes (benefit)	(37.0)	21.9	76.0	—	60.9

Income before extraordinary item	96.4	31.6	125.8	(157.4)	96.4
Extraordinary item, net of income taxes	99.7	1.3	98.4	(99.7)	99.7

Net income	$196.1	$32.9	$224.2	$(257.1)	$196.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16.	Supplemental Guarantor Information, Continued:

	Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2006
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues and sales:

Service revenues	$—	$326.9	$1,596.1	$(21.3)	$1,901.7
Product sales	—	340.3	28.6	(64.9)	304.0

Total revenues and sales		667.2	1,624.7	(86.2)	2,205.7
Costs and expenses:
Cost of services (excluding depreciation of $281.9, included below)	—	101.1	525.4	(5.9)	620.6
Cost of products sold	—	293.7	22.3	(81.3)	234.7
Selling, general, administrative and other	0.5	67.9	190.9	(0.2)	259.1
Depreciation and amortization	—	73.8	251.8	—	325.6
Royalty expense to Parent	—	18.3	111.3	—	129.6
Restructuring and other charges	—	6.9	16.0	—	22.9

Total costs and expense	0.5	561.7	1,117.7	(87.4)	1,592.5

Operating income	(0.5)	105.5	507.0	1.2	613.2

Earnings from consolidated subsidiaries	391.4	—	—	(391.4)	—
Other income (expense), net	2.4	0.8	0.5	—	3.7
Loss on extinguishment of debt	—	(3.1)	(4.8)	—	(7.9)
Intercompany interest income (expense)	(21.0)	5.7	47.2	—	31.9
Interest expense	(82.2)	(11.9)	(5.7)	—	(99.8)

Income before income taxes, extraordinary item	290.1	97.0	544.2	(390.2)	541.1
Income taxes (benefit)	(37.8)	37.9	213.1	—	213.2

Income before extraordinary item	327.9	59.1	331.1	(390.2)	327.9
Extraordinary item (net of income taxes)	99.7	1.3	98.4	(99.7)	99.7

Net income	$427.6	$60.4	$429.5	$(489.9)	$427.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16.	Supplemental Guarantor Information, Continued:

	Combined Statement of Income (Unaudited)
	Three Months Ended September 30, 2005
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$81.3	$539.3	$(2.9)	$617.7
Product sales	—	109.2	11.1	(9.1)	111.2

Total revenues and sales		190.5	550.4	(12.0)	728.9
Costs and expenses:
Cost of services (excluding depreciation of $107.1, included below)	—	24.3	174.2	(0.6)	197.9
Cost of products sold	—	96.0	8.9	(11.4)	93.5
Selling, general, administrative and other	—	18.9	65.3	—	84.2
Depreciation and amortization	—	16.8	102.2	—	119.0
Royalty expense to Parent	—	9.2	58.1	—	67.3
Restructuring and other charges	—	0.6	4.1	—	4.7

Total costs and expense		165.8	412.8	(12.0)	566.6

Operating income		24.7	137.6	—	162.3

Earnings from consolidated subsidiaries	—	15.2	—	(15.2)	—
Other income (expense), net	—	4.1	8.0	—	12.1
Loss on extinguishment of debt	—	—	—	—	—
Intercompany interest income (expense)	—	(0.5)	7.7	—	7.2
Interest expense	—	(2.2)	(2.3)	—	(4.5)

Income before income taxes, extraordinary item	—	41.3	151.0	(15.2)	177.1
Income taxes	—	9.8	59.9	—	69.7

Income before extraordinary item		31.5	91.1	(15.2)	107.4
Extraordinary item, net of income taxes	—	—	—	—	—

Net income	$—	$31.5	$91.1	$(15.2)	$107.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16.	Supplemental Guarantor Information, Continued:

	Combined Statement of Income (Unaudited)
	Nine Months Ended September 30, 2005
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues and sales:

Service revenues	$—	$241.1	$1,618.7	$(9.8)	$1,850.0
Product sales	—	333.7	31.0	(36.7)	328.0

Total revenues and sales		574.8	1,649.7	(46.5)	2,178.0
Costs and expenses:
Cost of services (excluding depreciation of $324.2, included below)	—	75.8	536.7	(2.4)	610.1
Cost of products sold	—	294.1	23.4	(44.1)	273.4
Selling, general, administrative and other	—	55.1	198.4	—	253.5
Depreciation and amortization	—	53.9	314.5	—	368.4
Royalty expense to Parent	—	27.9	174.4	—	202.3
Restructuring and other charges	—	0.6	4.1	—	4.7

Total costs and expense	—	507.4	1,251.5	(46.5)	1,712.4

Operating income		67.4	398.2	—	465.6

Earnings from consolidated subsidiaries	—	46.1	—	(46.1)	—
Other income (expense), net	—	4.1	7.9	—	12.0
Intercompany interest income (expense)	—	(2.8)	13.7	—	10.9
Interest expense	—	(6.7)	(6.9)	—	(13.6)

Income before income taxes, extraordinary item	—	108.1	412.9	(46.1)	474.9
Income taxes	—	23.7	161.5	—	185.2

Income before extraordinary item	—	84.4	251.4	(46.1)	289.7
Extraordinary item (net of income taxes)	—	—	—	—	—

Net income	$—	$84.4	$251.4	$(46.1)	$289.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16.	Supplemental Guarantor Information, Continued:

	Consolidated Balance Sheet (Unaudited)
	As of September 30, 2006
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and short-term investments	$354.8	$0.4	$17.8	$—	$373.0
Accounts receivable	4.0	164.2	252.2	—	420.4
Inventories	—	25.7	14.4	—	40.1
Prepaid expenses and other	6.5	9.3	19.0	—	34.8

Total current assets	365.3	199.6	303.4	—	868.3

Investments	6,249.2	680.6	15.3	(6,927.2)	17.9
Goodwill and other intangibles	—	1,605.7	1,506.5	—	3,112.2

Property, Plant and Equipment:
Property, plant and equipment	8.7	1,831.1	6,750.2	—	8,590.0
Less accumulated depreciation	(1.2)	(686.7)	(4,011.8)	—	(4,699.7)

Net property, plant and equipment	7.5	1,144.4	2,738.4	—	3,890.3

Other assets	41.1	7.5	224.5	—	273.1

Total Assets	$6,663.1	$3,637.8	$4,788.1	$(6,927.2)	$8,161.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$11.0	$0.2	$10.0	$—	$21.2
Accounts payable	6.3	40.2	168.9	—	215.4
Advances to affiliates, net	525.5	681.4	(1,206.9)	—	—
Advance payments and customer deposits	—	14.4	50.6	—	65.0
Accrued dividends	97.3	—	—		97.3
Accrued taxes	(37.9)	38.1	89.6	—	89.8
Accrued interest	84.3	3.4	2.1	—	89.8
Other current liabilities	12.6	38.0	23.4	—	74.0

Total current liabilities	699.1	815.7	(862.3)	—	652.5

Long-term debt	5,307.7	100.1	69.6	—	5,477.4
Deferred income taxes	(16.8)	374.6	706.1	—	1,063.9
Other liabilities	70.3	64.4	230.5	—	365.2

Total liabilities	6,060.3	1,354.8	143.9	—	7,559.0

Commitments and Contingencies (See Note 8)
Equity:
Common stock	—	3.6	25.9	(29.5)	—
Treasury stock	(0.3)	(0.3)	—	0.3	(0.3)
Cumulative foreign currency translation adjustment	—	—	—	—	—
Parent company investment	—	—	—	—	—
Additional paid-in capital	556.8	1,243.8	2,627.0	(3,870.8)	556.8
Unrealized holding loss	(25.3)	—	—	—	(25.3)

Retained earnings	71.6	1,035.9	1,991.3	(3,027.2)	71.6

Total Liabilities and Shareholders’ Equity	$6,663.1	$3,637.8	$4,788.1	$(6,927.2)	$8,161.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16.	Supplemental Guarantor Information, Continued:

	Combined Balance Sheet (Unaudited)
	As of December 31, 2005
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and short-term investments	$—	$7.1	$4.8	$—	$11.9
Accounts receivable	—	113.6	199.2	—	312.8
Inventories	—	24.4	12.5	—	36.9
Prepaid expenses and other	—	6.7	26.9	—	33.6

Total current assets	—	151.8	243.4	—	395.2

Investments	—	641.7	1.2	(640.9)	2.0
Goodwill and other intangibles	—	28.5	1,507.9	—	1,536.4

Property, Plant and Equipment:
Property, plant and equipment	—	1,080.8	6,263.0	—	7,343.8
Less accumulated depreciation	—	(619.2)	(3,761.0)	—	(4,380.2)

Property, plant and equipment, net	—	461.6	2,502.0	—	2,963.6

Other assets	—	15.9	16.6	—	32.5

Total Assets	$—	$1,299.5	$4,271.1	$(640.9)	$4,929.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$—	$0.2	$21.9	$—	$22.1
Accounts payable	—	62.4	83.1	—	145.5
Advances to affiliates, net	—	—	—	—	—
Advance payments and customer deposits	—	5.2	55.2	—	60.4
Accrued taxes	—	12.9	70.2	—	83.1
Accrued interest	—	2.0	2.2	—	4.2
Other current liabilities	—	31.6	17.1	—	48.7

Total current liabilities	—	114.3	249.7	—	364.0

Long-term debt	—	115.3	123.4	—	238.7
Deferred income taxes	—	128.8	551.8	—	680.6
Other liabilities	—	14.3	142.9	—	157.2

Total liabilities	—	372.7	1,067.8	—	1,440.5

Commitments and Contingencies (See Note 8)
Equity:
Cumulative foreign currency translation adjustment	—	0.5	—	—	0.5
Parent company investment	—	(156.2)	1,695.4	(84.0)	1,455.2
Retained earnings	—	1,082.5	1,507.9	(556.9)	2,033.5

Total Liabilities and Shareholders’ equity	$—	$1,299.5	$4,271.1	$(640.9)	$4,929.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16.	Supplemental Guarantor Information, Continued:

	Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2006
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$427.6	$60.3	$429.5	$(489.8)	$427.6
Adjustments to reconcile to net cash provided from operations:
Depreciation and amortization	—	75.2	250.4	—	325.6
Provision for doubtful accounts	—	6.4	9.4	—	15.8
Extraordinary item, net of income taxes	—	(36.3)	(63.4)	—	(99.7)
Deferred tax credits	(63.2)	(17.0)	94.2	—	14.0
Other, net	0.5	1.5	9.0	—	11.0
Changes in operating assets and liabilities:	(894.5)	674.1	(95.3)	489.8	174.1

Net cash provided from operations	(529.6)	764.2	633.8	—	868.4

Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(31.8)	(212.4)	—	(244.2)
Acquisition of Valor Communications	—	69.0	—	—	69.0
Other, net	0.5	30.8	(26.9)	—	4.4

Net cash used in investing activities	0.5	68.0	(239.3)	—	(170.8)

Cash Flows from Financing Activities:
Dividends paid on common stock	—	(4.9)	—	—	(4.9)
Dividends paid to Alltel pursuant to spin-off	(2,275.1)	—	—	—	(2,275.1)
Dividends paid to Alltel prior to spin-off	—	—	(99.0)	—	(99.0)
Repayments of borrowings	0.2	(795.8)	(65.8)	—	(861.4)
Debt issued	3,158.8	—	—	—	3,158.8
Changes in advances to Alltel prior to spin-off	—	(38.2)	(216.7)	—	(254.9)

Net cash used in financing activities	883.9	(838.9)	(381.5)	—	(336.5)

Increase (decrease) in cash and short-term investments	354.8	(6.7)	13.0	—	361.1

Cash and Short-term Investments:
Beginning of the period	—	7.1	4.8	—	11.9

End of the period	$354.8	$0.4	$17.8	$—	$373.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16.	Supplemental Guarantor Information, Continued:

	Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2005
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$—	$84.4	$251.4	$(46.1)	$289.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	53.9	314.5	—	368.4
Provision for doubtful accounts	—	6.0	15.0	—	21.0
Change in deferred income taxes	—	(5.0)	5.7	—	0.7
Other, net	—	1.7	0.1	—	1.8
Changes in operating assets and liabilities:	—	(0.5)	54.0	—	53.5

Net cash provided from operations	—	140.5	640.7	(46.1)	735.1

Cash Flows from Investing Activities:
Additions to property, plant, and equipment	—	(27.3)	(210.0)	—	(237.3)
Other, net	—	(3.7)	0.5	—	(3.2)

Net cash used in investing activities	—	(31.0)	(209.5)	—	(240.5)

Cash Flows from Financing Activities:
Dividends paid to Alltel	—	(22.0)	(131.9)	(15.3)	(169.2)
Repayments of long-term debt	—	(0.1)	(0.9)	—	(1.0)
Reductions in advances from Alltel	—	(87.2)	(303.3)	61.4	(329.1)

Net cash used in financing activities	—	(109.3)	(436.1)	46.1	(499.3)

Increase (decrease) in cash and short-term investments	—	0.2	(4.9)	—	(4.7)

Cash and Short-term Investments:
Beginning of the period	—	5.8	7.3	—	13.1

End of the period	$—	$6.0	$2.4	$—	$8.4

WINDSTREAM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
On July 17, 2006, the Company completed the spin-off from Alltel Corporation (“Alltel”) and the subsequent merger with Valor Communications Group Inc. (“Valor”), as further discussed below under “Acquisition.” For periods prior to the spin-off from Alltel, the Company’s consolidated financial statements were derived from the accounting records of Alltel principally representing Alltel’s historical wireline and communications support segments. The Company has used the historical results of operations, and historical basis of assets and liabilities of the subsidiaries it owns and the wireline business it operates after completion of the spin-off, to prepare the consolidated financial statements for periods prior to the spin-off. For the periods through July 17, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. These expenses have been allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Management of both the Company and Alltel considered these allocations to be a reasonable reflection of the utilization of services provided.
The Company is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline segment and other operations. The Company’s wireline segment consists of its retail and wholesale telecommunications services, including local, long distance, broadband and network access. The Company’s other operations include the Company’s product distribution, directory publishing and telecommunications information services operations.
The management of the Company believes that the assumptions underlying its financial statements are reasonable. However, the Company’s financial statements included herein may not necessarily reflect its results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had it been a separate, stand-alone company during the periods prior to the spin-off from Alltel. The following discussion should be read in conjunction with the combined financial statements and the related notes included in the Proxy Statement/Prospectus – Information Statement filed with the Securities and Exchange Commission (“SEC”) on May 26, 2006.
EXECUTIVE SUMMARY
Windstream is a customer-focused telecommunications company that provides local telephone, long distance, network access, video services, broadband and high-speed data services to approximately 3.3 million residential and business customers primarily located in rural areas in 16 states. Among the highlights in the third quarter of 2006:
•	On July 17, 2006, the Company completed the spin-off from Alltel and the subsequent merger with Valor. This acquisition is significant to the Company because it expanded its retail presence into new markets by adding approximately 500,000 access lines in four states. The resulting company represents the largest telecommunications carrier in the United States focusing primarily on rural markets, and should have greater financial flexibility to develop and deploy products, expand the capacity of its network, respond to competitive pressures and improve the cost structure of its operations due to the resulting increased size and economies of scale.

•	In the twelve month period ended September 30, 2006, the Company added approximately 243,000 broadband customers, including 67,000 acquired with Valor, increasing its broadband customer base to over 600,000. Excluding the effects of the acquisition of Valor, the growth in broadband customers continues to more than offset the loss of local access lines.

•	Revenues and sales increased $42.5 million compared to the third quarter of 2005, due primarily to the acquisition of Valor. Excluding the acquisition, revenues and sales decreased $60.9 million, primarily due to the loss of access lines discussed below and the increase in intercompany eliminations due to the discontinuance of the application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” as further discussed below. Average revenue per wireline customer, however, increased four percent from a year ago to $75.45 due primarily to growth in broadband revenues.

•	Operating income increased 57 percent from a year ago, primarily reflecting the acquisition of Valor, the termination of a licensing agreement with Alltel as of June 30, 2006, and a decline in depreciation and amortization resulting from our reductions in depreciable lives for certain assets associated with studies performed during 2005 and 2006.
During the remainder of 2006, the Company will continue to face significant challenges resulting from competition in the telecommunications industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation. In addressing competition, the Company will continue to focus its efforts on improving customer service and expanding its service offerings.
Acquisition
On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders (the “Distribution”) and the merger of that wireline business with Valor (the “Merger”). For all periods prior to the effective time of the Merger, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel. Pursuant to the plan of Distribution and immediately prior to the effective time of the Merger with Valor described below, Alltel contributed all of the wireline assets in exchange for: (i) newly issued Company common stock (ii) the payment of a special dividend to Alltel in an amount of $2.3 billion and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”). In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by the Company’s wireline subsidiaries. Also in connection with the Contribution the Company borrowed approximately $2.4 billion through a new senior credit agreement that was used to fund the special dividend and pay down a portion of the $261.0 million long-term debt assumed by the Company in the Contribution. The debt securities issued by the Company to Alltel as part of the Contribution consisted of 8.625 percent senior notes due 2016 with an aggregate principal amount of $1,746.0 million (the “Company Securities”). These securities were issued at a discount, and accordingly, at the date of their distribution to Alltel, the Company Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). Following the Contribution, Alltel distributed 100 percent of the common shares of the Company to its shareholders as a tax-free dividend. Alltel also exchanged the Company Securities for certain Alltel debt held by certain investment banking firms. The investment banking firms subsequently sold the Company Securities in the private placement market.
Immediately after the consummation of the spin-off, the Company merged with and into Valor, with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation (“Windstream”). As a result of the merger, all of the issued and outstanding shares of the Company common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of its common stock to Alltel shareholders pursuant to the Merger, or 1.0339267 shares of Valor common stock for each share of the Company’s common stock outstanding as of the effective date of the Merger. Upon completion of the Merger, Alltel’s stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, Windstream, and the stockholders of Valor owned the remaining approximately 15 percent of such equity interests. In addition, Windstream assumed Valor debt valued at $1,195.6 million.
Immediately following the Merger, the Company issued 8.125 percent senior notes due 2013 in the aggregate principal amount of $800.0 million, which was used in part to pay down the Valor credit facility in the amount of $780.6 million. As a result of the aforementioned financing transactions, Windstream assumed or incurred approximately $5.5 billion of long-term debt in connection with the Contribution and the Merger.
Discontinuance of the Application of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation” -
Historically, the Company’s ILEC operations, except for certain operations acquired in Kentucky in 2002 and in Nebraska in 1999, followed the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Recent changes, however, have impacted the dynamics of Windstream’s business environment. Specifically, on July 12, 2006, the Company transitioned its Kentucky intrastate operations, which were historically subject to rate-of-return regulation, to a newly established statutory alternative form of regulation. In addition, on July 17, 2006, Windstream announced its completion of the spin-off of Alltel Corporation’s wireline business and merger with Valor, as discussed above. The former Valor properties are primarily subject to alternative price cap regulation. Accordingly, we have considered the change in the mix of our customer and revenue base from rate-of-return to an alternative form of regulation resulting from increased competition and these events in our current assessment of criteria for the continued application of SFAS No. 71.
Additionally, we are experiencing access line losses due to increasing levels of competition across all Windstream service areas. This competition is driven largely by the technological development of alternative voice providers including wireless, cable,

Voice over Internet Protocol (“VoIP”), and Competitive Local Exchange Carriers. These alternative voice products have transformed a pricing structure historically based on the recovery of costs to a pricing structure based on market conditions, including the bundling of services and discounts.
Based on these material factors impacting its operations, Windstream determined in the third quarter 2006 that it is no longer appropriate to continue the application of SFAS No. 71 for reporting its financial results. Accordingly, Windstream recorded a non-cash extraordinary gain of $99.7 million, net of taxes of $74.5 million upon discontinuance of the provisions of SFAS No. 71, as required by the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of the Application of FASB Statement No. 71.” In addition, Windstream began eliminating all intercompany revenues and related expenses. Previously, certain intercompany revenues and expenses earned and incurred by the Company’s regulated subsidiaries were not eliminated because they are priced in accordance with Federal Communication Commission guidelines and are recovered through the regulatory process.
COMBINED RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Revenues and sales:
Service revenues	$693.5	$617.7	$1,901.7	$1,850.0
Product sales	77.9	111.2	304.0	328.0

Total revenues and sales	771.4	728.9	2,205.7	2,178.0

Costs and expenses:
Cost of services	234.9	197.9	620.6	610.1
Cost of products sold	48.3	93.5	234.7	273.4
Selling, general, administrative and other	94.6	84.2	259.1	253.5
Depreciation and amortization	124.1	119.0	325.6	368.4
Royalty expense	—	67.3	129.6	202.3
Restructuring and other charges	15.4	4.7	22.9	4.7

Total costs and expenses	517.3	566.6	1,592.5	1,712.4

Operating income	254.1	162.3	613.2	465.6
Other income, net	2.5	12.1	3.7	12.0
Loss on extinguishment of debt	(7.9)	—	(7.9)	—
Interest income from Alltel	—	7.2	31.9	10.9
Interest expense	(91.4)	(4.5)	(99.8)	(13.6)

Income before income taxes and extraordinary item	157.3	177.1	541.1	474.9
Income taxes	60.9	69.7	213.2	185.2

Income before extraordinary item	96.4	107.4	327.9	289.7
Extraordinary item, net of income taxes	99.7	—	99.7	—

Net income	$196.1	$107.4	$427.6	$289.7

Total revenues and sales increased $42.5 million, or 6 percent, and $27.7 million, or 1 percent, in the three and nine month periods of 2006 compared to the same periods in 2005. Service revenues increased by 12 percent, or $75.8 million, and 3 percent, or $51.7 million, in the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the acquisition of Valor, service revenues decreased $26.5 million, or 4 percent, and $50.5 million, or 3 percent, in the three and nine month periods of 2006 as compared to the prior year periods. As previously discussed, Windstream discontinued the application of SFAS No. 71 during the third quarter of 2006 and began eliminating certain intercompany revenues. This change in accounting policy resulted in a reduction in consolidated service revenues of approximately $24.0 million in both 2006 periods. In addition, wireline local access service, network access and toll revenues decreased $25.5 million and $73.4 million in the three and nine month periods ended September 30, 2006, respectively, primarily as a result of the loss of wireline access lines, due in part to competition from alternative voice products. Also, revenues derived from telecommunications information services decreased $3.3 million and $4.0 million in the three and nine months ended September 30, 2006, respectively, due to the loss of billings earned from Valor, which represented the Company’s only unaffiliated customer prior to the merger with Valor. Offsetting this decline were increases in revenues derived from broadband and other data services of $12.2 million and $37.6 million in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005, reflecting the growth in the Company’s broadband customer base and continued customer demand for these enhanced services, and increased revenues related to certain network management services provided to Alltel in periods following the spin-off.

Product sales decreased $33.3 million, or 30 percent, and $24.0 million, or 7 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the effects of the acquisition of Valor, product sales decreased $34.6 million, or 31 percent, and $25.3 million, or 8 percent, in the three and nine months ended September 30, 2006, respectively, compared to the prior year periods. The decrease in product sales was primarily driven by the increase in intercompany eliminations due to the discontinuance of the application of SFAS No. 71 during the third quarter of 2006 as previously discussed, partially offset by an increase in sales of telecommunications equipment and data products to the Company’s regulated wireline operations during periods prior to the discontinuance of the application of SFAS No. 71.
Cost of services, which represents the cost of providing service, as well as business taxes and bad debt expense, increased $37.0 million, or 19 percent, and $10.5 million, or 2 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the effects of the acquisition of Valor, cost of services increased $7.2 million, or 4 percent, in the three month period of 2006 and decreased $19.3 million, or 3 percent, in the nine month period of 2006, as compared to the same periods in 2005. During 2006, the Company’s wireline operations incurred additional costs from other carriers for transport and termination of intrastate traffic in accordance with the terms of new reciprocal compensation agreements negotiated with those carriers during 2005, as well as incremental interconnection expense related to network management services provided to Alltel in periods following the spin-off. Partially offsetting these increases in cost of services was an increase in intercompany eliminations due to the discontinuance of the application of SFAS No. 71 during the third quarter of 2006 as previously discussed. In addition, bad debt expense declined in both 2006 periods by $2.2 million and $6.0 million, respectively, compared to the prior year periods, consistent with the decline in revenue previously discussed as well as improvements in our overall collection efforts. Cost of services in the nine month period in 2005 also included approximately $3.2 million of incremental costs incurred during the first quarter of 2005 related to work force reductions in the Company’s wireline business, as well as higher overtime and maintenance costs due to inclement weather.
Cost of products sold decreased $45.2 million, or 48 percent, and $38.7 million, or 14 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the acquisition of Valor, cost of products sold decreased $45.5 million and $39.0 million in the three and nine months ended September 30, 2006, respectively, as compared to the prior year periods. The decrease was consistent with the decline in product sales discussed above and was due primarily to the increase in intercompany eliminations caused by the discontinuance of the application of SFAS No. 71. Selling, general, administrative and other expenses increased $10.4 million, or 12 percent, and $5.6 million, or 2 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the effects of the acquisition of Valor, selling, general, administrative and other expenses decreased slightly in the three month period of 2006 and by $6.0 million in the nine month period of 2006, compared to the same periods in the prior year. Selling, general, administrative and other expenses for both periods of 2006 were affected by the decline in allocations received from Alltel related to services that Alltel provided for the Company for periods prior to the spin-off under a shared services arrangement, partially offset by a gradual increase in direct expenses associated with Windstream’s new corporate cost structure. Depreciation and amortization expense increased $5.1 million, or 4 percent, in the three months ended September 30, 2006, and decreased $42.8 million, or 12 percent, in the nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the effects of the acquisition of Valor, depreciation and amortization expense decreased $21.9 million, or 18 percent, and $69.7 million, or 19 percent, in the three and nine month periods of 2006, respectively, compared to the prior year periods. The decline primarily resulted from a reduction in depreciation rates for certain of the Company’s wireline operations, reflecting the results of studies of depreciable lives completed during 2006 and 2005.
Royalty expense decreased $67.3 million, or 100 percent, and $72.7 million, or 36 percent, in the three and nine months ended September 30, 2006 compared to the same periods of 2005. Historically, certain of the Company’s wireline subsidiaries incurred a royalty charge from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. In anticipation of the spin-off and merger with Valor, Alltel and the Company terminated this licensing agreement on June 30, 2006 as the Company no longer uses the Alltel brand name.
Operating income increased $91.8 million, or 57 percent, and $147.6 million, or 32 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the effects of the acquisition of Valor, operating income increased $57.1 million, or 35 percent, and $112.8 million, or 24 percent, in the three and nine months ended September 30, 2006, respectively, compared to the prior year periods, primarily reflecting the decrease in royalty expense due to the termination of the licensing agreement with Alltel and the decrease in depreciation and amortization expense resulting from depreciation studies completed during 2005 and 2006, partially offset by the decline in wireline revenues caused by the loss of access lines. Operating income comparisons for both 2006 periods were also affected by the effects of restructuring and other charges, as further discussed below. The changes in segment income in wireline and other operations in 2006 are further discussed below under “Results of Operations by Business Segment”.

Restructuring and Other Charges
In connection with the spin-off of the Company and merger with Valor, during the nine months ended September 30, 2006, the Company incurred $22.9 million of incremental costs, primarily consisting of additional consulting and legal fees, signage and other rebranding costs, and computer system separation and conversion costs. Conversely, during the nine months ended September 30, 2005, the Company incurred $4.7 million of restructuring costs associated with a planned workforce reduction. At September 30, 2006, the remaining unpaid liability related to these charges was $18.8 million. Cash outlays for the remaining unpaid liability will be disbursed over the next 12 months and will be funded from operating cash flows. (See Note 9 to the unaudited consolidated financial statements for additional information regarding the restructuring and other charges.)
Other Income, Net
Other income, net decreased $9.6 million and $8.3 million in the three and nine months ended September 30, 2006 compared to the same periods of 2005, primarily due to a decline in the amount of dividends received on our investment in Rural Telephone Bank Class C stock. As of December 31, 2005, our investment in Rural Telephone Bank Class C stock was transferred to Alltel. As a result, we did not receive any related dividends during 2006. This decline was partially offset by a $2.5 million increase in interest income earned on short-term investments.
Loss on Extinguishment of Debt
In conjunction with the spin-off from Alltel, as previously discussed, the Company repaid a portion of the long-term debt that had been issued by certain of the Company’s wireline subsidiaries. As a result, the Company incurred debt prepayment penalties of $7.9 million during the three months ended September 30, 2006.
Intercompany Interest Income
Prior to the spin-off from Alltel, the Company participated in a centralized cash management program with its parent company. Under this program, the Company earned interest on amounts remitted to Alltel at a rate based on current market rates for short-term investments and paid interest on amounts received from Alltel at a rate based on Alltel’s weighted-average borrowing rate. Intercompany interest income decreased $7.2 million in the three months ended September 30, 2006 and increased $21.0 million in the nine months ended September 30, 2006, compared to the same periods of 2005. Intercompany interest income decreased in both 2006 periods due to canceling participation in the cash management program following the spin-off from Alltel. The increase in the nine month period of 2006 is due to an increase in the amount of funds remitted to Alltel under the cash management program, combined with an increase in the advance interest rate.
Interest Expense
Interest expense increased $86.9 million in the three month period of 2006 and $86.2 million in the nine month period of 2006, compared to the same periods in 2005. As previously discussed, in conjunction with the spin-off from Alltel and merger with Valor, the Company borrowed approximately $4.9 billion of long-term debt under a credit facility and through the issuance of senior notes, and assumed $400.0 million principal value of additional senior notes from Valor. These borrowings, along with $181.0 million of debt issued by the Company’s wireline operating subsidiaries, resulted in approximately $5.5 billion of long-term debt at September 30, 2006. The weighted-average interest rate paid on the long-term debt in periods following the spin-off and merger was 7.8 percent.
Income Taxes
Income tax expense decreased $8.8 million, or 13 percent, in the three month period of 2006 and increased $28.0 million, or 15 percent, in the nine month period 2006, compared to the same periods of 2005. The changes in income tax expense in both periods of 2006 were consistent with the overall changes in the Company’s income before income taxes. The Company’s effective income tax rate decreased to 38.7 percent in the three months ended September 30, 2006, compared to 39.4 percent in the corresponding period of 2005, primarily due to the impact of favorable discrete items recorded within the quarter. In the nine months ended September 30, 2006, the Company’s effective tax rate of 39.4 percent was relatively unchanged from 39.0 percent during the same period in 2005. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities and reflects the Company’s best estimate of the ultimate outcome of tax examinations and assessments. Significant or unusual items are separately recognized in the quarter in which they occur.
Extraordinary Item
As previously discussed, during the third quarter of 2006, Windstream discontinued the application of SFAS No. 71. Pursuant to the guidance in SFAS No. 101, “Discontinuation of the Application of FASB Statement No. 71,” the impact of discontinuing the application of SFAS No. 71 was recognized as an extraordinary gain, net of taxes. See Note 3 to the accompanying unaudited consolidated financial statements for further discussion of the components of this gain.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
Wireline Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, access lines in thousands)	2006	2005	2006	2005

Revenues and sales:
Local service	$284.2	$271.8	$807.4	$817.3
Network access and interconnection	304.6	258.5	809.8	776.5
Long distance	57.7	48.3	152.1	134.6
Miscellaneous	81.6	60.5	208.6	183.5

Total revenues and sales	728.1	639.1	1,977.9	1,911.9

Costs and expenses:
Cost of services	246.0	205.1	648.6	631.3
Cost of products sold	8.2	9.6	24.0	24.8
Selling, general, administrative and other	81.9	74.5	227.5	225.8
Depreciation and amortization	123.7	118.1	323.1	365.4
Royalty expense to Parent	—	67.4	129.6	202.3

Total costs and expenses	459.8	474.7	1,352.8	1,449.6

Segment income	$268.3	$164.4	$625.1	$462.3

Access lines in service (excludes broadband lines)	3,287.6	2,919.9	—	—
Average access lines in service	3,216.5	2,937.6	2,997.6	2,966.5
Average revenue per customer per month (a)	$75.45	$72.53	$73.31	$71.61
Long-distance customers	2,006.9	1,757.1	—	—

Notes:

(a) Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.
Wireline operations consists of the Company’s retail and wholesale telecommunications services, including local, long distance, broadband, and network access. Wireline revenues and sales increased $89.0 million, or 14 percent, and $66.0 million, or 3 percent, in the three and nine month periods ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the effects of the acquisition of Valor, wireline revenues and sales decreased 2 percent in both the three and nine months ended September 30, 2006 as compared to the prior year period, or $14.4 million and $37.4 million, respectively. Customer access lines increased 13 percent during the twelve months ended September 30, 2006, reflecting the addition of the Valor operations, partially offset by declines in both primary and secondary access lines. Excluding the effects of the acquisition of Valor, total access lines in service declined by 4 percent in the twelve months ended September 30, 2006. The Company lost approximately 39,000 and 93,000 access lines during the three and nine month periods ended September 30, 2006, respectively, compared to 33,000 and 89,000 access lines lost during the same periods in 2005. The declines in access lines primarily resulted from the effects of fixed line and wireless substitution, and the Company expects access lines to continue to be impacted by these effects for the remainder of 2006.
To slow the decline of revenue during the remainder of 2006, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including broadband, voice and digital satellite television. Deployment of broadband service is an important strategic initiative for the Company, and as of September 30, 2006, approximately 76 percent of our addressable lines were broadband-capable. During the three and nine month periods ended September 30, 2006, the Company added approximately 121,000 and 205,000 broadband customers, respectively, including 67,000 acquired from Valor, increasing its broadband customer base to over 600,000 customers which represents a penetration rate of 18 percent of access lines in service. The growth in the Company’s broadband customers more than offset the decline in customer access lines noted above. As a result, as further discussed below, revenues generated from the sales of data services increased in the first quarter of 2006, which partially offset the adverse effects on wireline revenues resulting from the loss of access lines. In addition, during the fourth quarter of 2005, we began offering DISH Network digital satellite television service to our residential customers as part of a bundled product offering.
Local service revenues consist of local exchange telephone services provided to both residential and business customers, including monthly recurring charges for basic service such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting and non-recurring charges for service activation and reconnection of service. Local service revenues increased $12.4 million, or 5 percent, in the three month period of 2006, and decreased $9.9 million, or 1 percent, in the nine month period of 2006. Excluding the acquisition of Valor, local service revenues decreased $18.0 million, or 7 percent, and

$40.3 million, or 5 percent, in the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. The decline in local service revenues primarily reflected reductions consistent with the overall decline in access lines discussed above. In addition, the decline in local service revenues in both periods of 2006 reflected reductions in expanded calling area rate plans. As further discussed below, the Company has begun offering new long distance rate plans in select markets, which has incented customers to move from expanded calling areas to unlimited long distance calling.
Network access and interconnection revenues include switched access, special access, end user charges and receipts from federal and state Universal Service Funds (“USF”). Switched access represents usage sensitive charges to long distance companies for access to our network in connection with the completion of interstate and intrastate long distance calls. Special access represents dedicated circuits, including circuits used to provide broadband service, and end user charges are monthly flat-rate charges assessed on access lines. Network access and interconnection revenues increased $46.1 million, or 18 percent, and $33.3 million, or 4 percent, in the three and nine months ended September 30, 2006 compared to the prior year periods. Excluding the acquisition of Valor, network access and interconnection revenues decreased 3 percent in both 2006 periods, or $11.7 million and $24.5 million, respectively, compared to the same periods of 2005. Primarily due to the overall decline in access lines discussed above, network access usage revenues decreased $7.5 million and $33.1 million in the three and nine month periods of 2006, compared to the same periods of 2005. In addition, federal and state USF funding decreased $5.4 million and $12.7 million in the three and nine month periods of 2006, compared to the same periods of 2005, primarily due to a decrease in the high-cost loop support (“HCLS”) funding received by our regulated subsidiaries. The decreases in HCLS funding primarily resulted from increases in the national average cost per loop combined with the effects of our cost control efforts. Receipts from the HCLS fund are based on a comparison of each company’s embedded cost per loop to a national average cost per loop. Primarily due to expected increases in the national average cost per loop and our continued focus on controlling operating costs in our ILEC business, we expect net federal and state USF receipts in 2007 to decline by approximately $13.0 million, compared to 2006.
The declines in network access and interconnection revenues attributable to access line loss and the decrease in federal and state USF funding were partially offset by growth in revenues from data services, which increased $5.2 million and $25.3 million in the three and nine month periods of 2006, respectively, compared to the same periods of 2005, reflecting increased demand for high-speed data transport services.
Revenues attributable to long distance services increased $9.4 million, or 19 percent, and $17.5 million, or 13 percent, in the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. Excluding the acquisition of Valor, long distance revenues increased $1.4 million, or 3 percent, and $9.5 million, or 7 percent, in the three and nine months ended September 30, 2006, respectively, as compared to the prior year periods, primarily driven by new rate plans initiated in the Alabama, Georgia, Kentucky and Nebraska markets during 2006 that provide packages of minutes or unlimited minutes of long distance services for a flat monthly recurring charge. In response to competitive pressures, the Company continues to introduce long distance rate plans in its markets that provide customers with various billing options.
Miscellaneous revenues primarily consist of charges for broadband services, directory advertising, customer premise equipment sales and rentals, billing and collections services provided to long distance companies, and commissions earned from activations of digital satellite television service. Miscellaneous revenues increased by $21.1 million, or 35 percent, and $25.1 million, or 14 percent, in the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the effects of the acquisition of Valor, miscellaneous revenues increased by $13.4 million, or 22 percent, and $17.4 million, or 9 percent, in the 2006 periods compared to the same periods in 2005. Primarily driven by growth in broadband customers, revenues from the Company’s Internet operations increased $7.0 million and $12.3 million in the three and nine month periods of 2006, respectively, compared to the same periods of 2005. Also, we generated $3.4 million and $6.7 million in commissions revenue in the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005, in conjunction with offering DISH Network digital satellite television service to our residential customers as discussed above. In addition, during the third quarter of 2006, Windstream began providing certain network management services to Alltel pursuant to multi-year contracts, which resulted in the recognition of revenues of $4.4 million during that period. Offsetting the increases in miscellaneous revenues due to growth in the Company’s Internet operations, commissions revenues and network management services were decreases in directory advertising revenues of $1.1 million and $3.2 million in the three and nine month periods of 2006, respectively, compared to the same periods of 2005, primarily due to a change in the mix of directories published.
Primarily due to the broadband customer growth, average revenue per customer per month increased 4 percent and 2 percent in the three and nine month periods of 2006, respectively, compared to the same periods in 2005. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of broadband and other enhanced services to new and existing customers.

Cost of services increased $40.9 million, or 20 percent, and $17.3 million, or 3 percent, in the three and nine months ended September 30, 2006, respectively, compared to the same periods in the prior year. Excluding the effects of the acquisition of Valor, cost of services increased $11.1 million, or 5 percent, in the three month period of 2006 and decreased $11.7 million, or 2 percent, in the nine month period of 2006, compared to the prior year periods. Cost of services for the nine month period of 2005 included approximately $3.2 million of incremental costs related to work force reductions in the Company’s wireline business, as well as higher overtime and maintenance costs due to inclement weather. In addition, cost of services in the three and nine month periods ended September 30, 2006 included a decrease in bad debt expense of $2.2 million and $6.0 million, respectively, compared to the same periods of 2005, consistent with the decline in revenues discussed above and improvements in the collection rates. Also, cost of services declined in both periods of 2006 compared to the same periods in 2005 due to decreases in costs associated with providing broadband-capable modems to new broadband customers driven by volume discounts earned by the Company. Conversely, interconnection expenses increased $13.6 million and $7.9 million in the three and nine month periods of 2006, respectively, compared to the same periods in 2005. These increases were primarily due to additional costs charged by other carriers for transport and termination of intrastate traffic in accordance with the terms of new reciprocal compensation agreements negotiated with these carriers that took effect during 2005. In addition, interconnection expenses increased $3.8 million in both 2006 periods due to incremental expenses incurred in the provision of network management services to Alltel as previously discussed. The increase in the three month period of 2006 was also due to an increase in the volume of long distance traffic carried due to the packaged and unlimited rate plans discussed above. The increases in the nine month period of 2006 were partially offset by a decrease in the charges incurred from Alltel for carrying the Company’s long distance traffic on Alltel’s network during periods prior to the spin.
Cost of products sold for the three and nine month periods of 2006 were relatively unchanged from the same periods in 2005. Selling, general, administrative and other expenses increased $7.4 million, or 10 percent, and $1.7 million, or 1 percent, in the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the effects of the acquisition of Valor, selling, general, administrative and other expenses decreased 4 percent in both 2006 periods as compared to the same periods in the prior year, or $3.9 million and $9.6 million, respectively. Selling, general, administrative and other expenses for both periods of 2006 were affected by the combination of a decline in intercompany allocations received from Alltel leading up to the separation, offset by a gradual increase in of direct expenses associated with Windstream’s new corporate cost structure. Prior to the spin, under a shared services arrangement, Alltel provided certain functions on the Company’s behalf, including but not limited to accounting, marketing, customer billing, information technology, legal, human resources, and engineering services.
Depreciation and amortization expense increased $5.5 million, or 5 percent, in the three months ended September 30, 2006 and decreased $42.3 million, or 12 percent, in the nine months ended September 30, 2006 compared to the same periods of 2005. Excluding the effects of the acquisition of Valor, depreciation and amortization decreased $21.4 million, or 18 percent, and $69.2 million, or 19 percent, in the three and nine month periods of 2006, respectively, as compared to the same prior year periods. The decrease in depreciation and amortization expense primarily resulted from a reduction in depreciation rates for the Company’s Florida, Georgia, and South Carolina operations, reflecting the results of studies of depreciable lives completed during 2005, and for its Alabama, North Carolina and Pennsylvania operations, reflecting the results of a studies completed during 2006. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. During the remainder of 2006 and 2007, the Company expects to review the depreciation rates utilized in its remaining wireline operations, including the acquired Valor operations.
Royalty expense decreased $67.4 million, or 100 percent, and $72.7 million, or 36 percent, in the three and nine months ended September 30, 2006 compared to the same periods of 2005. Historically, certain of the Company’s wireline subsidiaries incurred a royalty expense from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. In anticipation of the spin-off and merger with Valor, Alltel and the Company terminated this licensing agreement on June 30, 2006 as the Company no longer uses the Alltel brand name.
Wireline segment income increased $103.9 million, or 63 percent, and $162.8 million, or 35 percent, in the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Excluding the effects of the acquisition of Valor, wireline segment income increased $69.1 million, or 42 percent, and $128.0 million, or 28 percent, for the three and nine month periods of 2006 as compared to the same prior year periods. The increase in segment income in both periods of 2006 primarily resulted from the termination of the licensing agreement with Alltel, the favorable effects of reduced depreciation rates and the incremental expenses associated with work force reductions and higher overtime and repair costs incurred in the first quarter of 2005, which were partially offset by the decline in revenues and sales due to the loss of access lines, as discussed above.

Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of wireline segment income for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
(Millions)	2006	2005	2006	2005

Costs associated with spin-off from Alltel	$2.5	$—	$6.1	$—
Signage and other rebranding costs	11.2	—	11.4	—
Computer system separation and conversion costs	1.1	—	4.6	—
Severance and employee benefit costs	0.6	4.7	0.8	4.7

Total restructuring and other charges	$15.4	$4.7	$22.9	$4.7

Regulatory Matters – Wireline Operations
The Company’s Incumbent Local Exchange Carriers (“ILECs”) are regulated by both federal and state agencies. Certain of the Company’s products and services (interstate) and the related earnings are subject to federal regulation by the Federal Communications Commission (“FCC”) and others (local and intrastate) are subject to state regulation by the respective state public utility commission. With the exception of the Nebraska, New Mexico and portions of the Kentucky, Oklahoma and Texas operations, the Company’s ILEC operations are subject to rate-of-return regulation by the FCC. The Nebraska, New Mexico and portions of the Kentucky, Oklahoma and Texas operations are subject to price-cap regulation by the FCC that allows a greater degree of retail pricing flexibility than is afforded to the Company’s rate-of-return regulated operations. Companies meeting certain criteria had the option to elect price-cap regulation as part of a FCC order issued in May 2000 (the “CALLS plan”). The CALLS plan expired on June 30, 2005, and to date, the FCC has not established a successor mechanism for regulating price-cap companies. Nonetheless, the existing rules and regulations for price-cap companies remain effective until the FCC modifies or otherwise replaces them with a successor mechanism.
Telecommunications Legal Reform
In 1996, Congress passed the Telecommunications Act of 1996 (“the 96 Act”), which significantly changed the existing laws and regulations governing the telecommunications industry. The primary goal of the 96 Act was to create competition in the wireline market by requiring ILECs to sell portions of their networks to competitors at reduced wholesale rates. The 96 Act also established rules for interconnecting wireline and wireless service providers’ networks. Unfortunately, the 96 Act failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services and the Internet. Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. In an effort to reform the manner in which telecommunications service providers are regulated, bills have been introduced in Congress designed to reduce the existing level of regulation on the industry and update applicable laws governing, among other things, interconnection, inter-carrier compensation, the provision of broadband services, universal service contribution and distribution methodologies and the video franchise approval process. The prospect for federal legislation in 2006 is uncertain. Therefore the Company cannot predict the outcome of these efforts to reform regulation of the telecommunications industry or their potential impact on the business.
State Regulation
The Company has elected alternative regulation for local and intrastate services provided by its ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, and Texas. The Company continues to evaluate alternative regulation options in Mississippi and New York where the local and intrastate services provided by its ILEC subsidiaries remain subject to rate-of-return regulation.
Inter-carrier Compensation
In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation. Under this rulemaking, the FCC proposed a “bill and keep” compensation methodology which would require each telecommunications carrier to recover all of its costs to originate and terminate telecommunications traffic from its end-user customers rather than charging other carriers. The proposed “bill and keep” method would significantly overhaul the existing rules governing inter-carrier compensation. In March 2005, the FCC released a further notice of proposed rulemaking addressing inter-carrier compensation. Under this proposed rulemaking, the FCC requested comment on several alternative inter-carrier compensation proposals, including “bill and keep”.
In July 2006 the National Association of Regulatory Utility Commissioners’ Task Force on Inter-carrier Compensation filed an industry-sponsored plan called the “Missoula Plan” which proposes a comprehensive reform to inter-carrier compensation that is different than “bill and keep”. In summary, the Missoula plan seeks to reduce rates carriers charge one another to originate and terminate calls between networks, increase end user retail rates and create additional funding through an expanded universal service program. The Company supports the proposed Missoula plan because it believes the plan brings stability and certainty to the marketplace and encourages continued network investment for the benefit of customers and carriers. The FCC is currently seeking comment within the industry regarding the impact of adopting this proposal. The outcome of this proceeding is likely to change the way the Company receives compensation from, and remits compensation to, other carriers and its end user customers as well as universal service reform. Until this proceeding concludes and the changes to the existing rules are established, if any, the Company cannot estimate the impact of the changes on its ILEC revenues and expenses or when the changes would occur. One of the more pressing inter-carrier compensation issues is the determination of regulatory treatment for voice telecommunications services utilizing Internet Protocol (“IP”) as the underlying transmission technology, including Internet Telephony, more commonly referred to as VoIP. VoIP is challenging existing regulatory definitions and raising questions concerning how IP-enabled services should be regulated, if at all, and how or whether VoIP network traffic should be subject to existing or reformed inter-carrier compensation. The FCC has determined that IP services are subject to federal jurisdiction, like wireless services, and several state commissions have appealed this ruling. These appeals are pending. The FCC concluded that certain communications services, including some VoIP applications, that do not use the telephone network are deemed “information services” as opposed to “telecommunications services” and not subject to inter-carrier compensation or universal service contribution regulations. The FCC has also concluded that other communications services using IP technologies solely for the purpose of carrying voice calls, including many VoIP applications, are subject to the existing inter-carrier compensation and universal service contribution rules. In addition, the FCC has required VoIP providers that connect their services to the telephone network to provide E911 services, contribute to the federal universal service programs and comply with the Communications Assistance for Law Enforcement Act (“CALEA”) requirements.
If the FCC ultimately determines that IP-enabled services are not subject to similar regulatory requirements that are applicable to inter-exchange and local exchange service providers, including contributions to universal service programs, inter-carrier compensation obligations, federal and state tax obligations and service quality metrics, the Company’s regulated local exchange operations will be competitively disadvantaged. However, until the FCC issues its decision in these proceedings, the Company cannot determine the extent of the impact on its operations, if any.
In October 2004, the FCC granted in part a petition filed by Core Communications requesting that the FCC forbear from enforcing provisions of the FCC’s 2001 Internet Service Provider (“ISP”) Remand Order which among other things, established the inter-carrier compensation regulations for ISP-bound telephone calls. Various parties have filed for reconsideration with the FCC, although the FCC has yet to act on any of these filings. As a result, it is likely that the Company will incur additional costs for delivering ISP-bound traffic originated by its customers to networks owned by competitive wireline service providers. The Company estimates that the additional expense would not likely exceed $15.0 million annually.
In July 2005, a hearing examiner issued a recommended order to the Georgia PSC that, if adopted, would prospectively preclude LECs from assessing access charges for certain intrastate calls. The Company, along with other LECs in Georgia, requested that the Georgia PSC reject the recommended order and find that access charges continue to apply to these intrastate calls. If the Georgia PSC ultimately adopts the recommended order, the Company would incur a reduction in annual revenues of approximately $14.0 million. A final order has not yet been issued by the PSC, and it appears less likely that the PSC will affirm the recommended decision as time passes.
Universal Service
The federal universal service program is under legislative, regulatory and industry scrutiny as a result of growth in the fund and structural changes within the telecommunications industry. The structural changes include the increase in the number of Eligible Telecommunications Carrier’s receiving money from the USF and a migration of customers from wireline service providers to providers using alternative technologies like wireless and VoIP. There are several FCC proceedings underway that are likely to change the way universal service programs are funded and the way these funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.
In May 2001, the FCC established an interim universal service mechanism governing high-cost funding for rural telephone companies for the ensuing five years. The interim mechanism allowed rural carriers to continue receiving high-cost funding based on their actual costs. In June 2004, the FCC asked the Federal/State Joint Board on Universal Service (the “Joint Board”) to review the interim mechanism and to determine what changes, if any, should be made when the interim funding program expires in June 2006. The Joint Board sought comment on such a mechanism in August 2004, but has taken no further action. In May 2006, the FCC extended the interim mechanism until the time the Commission adopts new high-cost support rules for rural carriers.
In addition, the Joint Board sought comment on whether companies operating multiple distinct geographic market areas within a state should consolidate them for purposes of calculating universal service support. If the FCC implements this proposal, the Company’s universal service revenues would be reduced from their current level by approximately $18.4 million annually.

In August 2005, the Joint Board sought comment on four separate proposals to modify the distribution of high-cost universal service support. Each of the proposals provides state public service commissions a greater role in the support distribution process, which would remain subject to specific FCC guidelines. In August 2006, the Joint Board sought comment on the viability of using auctions (competitive bidding) to determine the amount of high-cost funding for all eligible carriers. The Company cannot estimate the impact of the potential change from embedded cost to another methodology, or the impact of other potential changes to the fund contemplated by the Joint Board until the specific changes, if any, are determined.
In June 2005, the FCC initiated a broad inquiry into the management and administration of the universal service programs. The FCC sought comment on ways to streamline the application process for federal support and whether and how to increase audits of fund contributors and fund recipients in an effort to deter waste and fraud. In June 2006, the FCC expanded the base of contributors to the USF to include providers of VoIP and increased the amounts contributed to the fund by wireless service providers which effectively reduced the required contribution from the Company. The Company’s federal USF contributions are funded by its customers, who benefited from this reduction. At this time, the Company cannot estimate the impact that the remaining potential changes regarding the management and administration of the universal service programs would have, if any, on its operations.
In December 2005, the FCC sought comment on the need to redefine certain statutory terms established by the 96 Act. Changes to these defined statutory terms could result in a different allocation of Universal Service support to non-rural carriers. The Company receives approximately $7.4 million annually in non-rural universal service support and cannot estimate the financial impact resulting from changes to the definitions of the statutory terms until such changes, if any, are determined.
The FCC mandated that Universal Service Administrative Company (“USAC”) begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies effective October 1, 2004, rather than the accounting rules that USAC formerly used. This change in accounting method subjected USAC to the Anti-Deficiency Act (“ADA”), the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to wireline and wireless consumers. In April 2005, the FCC tentatively concluded that the high-cost and low-income universal service programs are compliant with ADA requirements, and asked the OMB to make a final determination on this issue, which they have yet to do.
In 2005, the former Valor properties received $112 million from the Texas Universal Service Fund (“TUSF”). In September 2005, the Texas Legislature enacted telecommunications legislation, part of which directed the Texas Public Utility Commission (“TPUC”) to initiate a study of the TUSF and report its findings and recommendations to the Texas Legislature prior to the 2007 legislative session. The 2005 legislation precluded the TPUC from implementing any changes to the TUSF that reduce the level of support until September 1, 2007, at the earliest. The Company does not expect any changes in its TUSF support as a result of the 2005 legislation or the pending TPUC proceeding. If legislation is adopted in 2007 or the TPUC initiates a proceeding to review the methodology or funding levels of the TUSF, the Company’s funding levels could be reduced. At this time, the Company cannot estimate what impact, if any, changes to the TUSF would have on its level of support.
Broadband
In September 2005, the FCC declared wireline broadband Internet access service (“DSL”) an “information service”, no longer subject to a higher level of regulation, when compared to cable modem broadband service. The FCC established a framework that may eventually allow the Company’s broadband DSL service to obtain regulatory parity with cable modem service. The FCC decision requires wireline broadband service providers, like the Company, to continue offering broadband access on a stand-alone basis to competing unaffiliated Internet service providers for one year, after which they will no longer be required to do so. The decision provides companies subject to price cap regulation the option to deregulate DSL, de-tariff DSL or keep DSL regulated as it is today. The Company has elected to deregulate its DSL services in its price-cap properties effective October 2006 and will benefit from the decreased regulatory oversight of its broadband DSL service through additional retail pricing flexibility and relief from federal universal service fund contributions. The Company’s broadband DSL products are experiencing significant growth throughout its service areas and the primary broadband DSL competitor is the historically less regulated cable modem service. The Company’s broadband DSL products and services currently remain regulated by the FCC for its rate-of-return properties and the Company continues to evaluate its de-tariff and deregulation options.
Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and the Company cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Revenues and sales:
Product distribution	$81.8	$76.2	$233.9	$226.1
Directory publishing	31.5	32.4	106.7	106.1
Telecommunications information services	0.8	4.1	8.8	12.8

Total revenues and sales	114.1	112.7	349.4	345.0

Costs and expenses:
Cost of services	0.5	4.0	7.8	13.5
Cost of products sold	99.5	95.4	296.7	292.7
Selling, general, administrative and other	12.3	9.8	31.4	27.8
Depreciation and amortization	0.6	0.9	2.5	3.0

Total costs and expenses	112.9	110.1	338.4	337.0

Segment income	$1.2	$2.6	$11.0	$8.0

Revenues and sales from the Company’s other operations are derived from revenues associated with product distribution and publishing directories for affiliated and non-affiliated local exchange carriers and charges to non-affiliated telecommunications companies for information services, primarily customer billing. Revenues and sales attributable to the Company’s other operations increased 1 percent in both periods of 2006 as compared to the same periods in 2005, or $1.4 million and $4.4 million, respectively.
Revenues and sales from the Company’s product distribution operations are derived from revenues associated with sales of telecommunications equipment primarily to affiliated and non-affiliated communications companies. Revenues and sales from the Company’s product distribution operations increased $5.6 million, or 7 percent, and $7.8 million, or 3 percent, in the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Sales of telecommunications equipment and data products to the Company’s affiliated entities increased $4.0 million in the third quarter of 2006 compared to the same period in the prior year due to the timing of capital expenditures in the Company’s wireline operations, but were relatively unchanged in the nine month period. Conversely, sales to external customers increased $2.0 million and $8.9 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005, due to new customer additions and solid demand among smaller telecommunications providers.
Telecommunications information services revenues decreased $3.3 million, or 80 percent, and $4.0 million, or 31 percent, in the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005, due to the loss of billings earned from Valor, which represented the Company’s only unaffiliated customer prior to the merger with Valor for the periods presented. Following the spin-off and merger with Valor, the Company no longer incurs revenues or expenses for these activities. Revenues derived from directory publishing were relatively unchanged in both the three and nine month periods ended September 30, 2006 compared to the same periods in 2005.
Other operations segment income decreased $1.4 million, or 54 percent, in the three month period of 2006 compared to the same period in the prior year, primarily due to increased warehouse and other distribution costs in our product distribution operations. Conversely, other operations segment income increased $3.0 million, or 38 percent, in the nine month period of 2006 compared to the same period in the prior year, primarily due to improved margins on sales to non-affiliated companies.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	September,
(Millions)	2006	2005

Cash flows from (used in):
Operating activities	$868.4	$735.1
Investing activities	(170.8)	(240.5)
Financing activities	(336.5)	(499.3)

Increase (decrease) in cash and short-term investments	$361.1	$(4.7)

Cash Flows-Operating Activities
Cash provided from operations is the Company’s primary source of liquidity. The increase in cash provided from operations for the nine months ended September 30, 2006 compared to September 30, 2005 is driven primarily by increased earnings due to the acquisition of Valor and a $98.3 million cash benefit realized from a tax sharing agreement with Alltel, under which Alltel assumed responsibility for income tax obligations arising prior to the spin-off. During the first nine months of 2006, the Company generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments to Alltel and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2006.
Cash Flows-Investing Activities
Capital expenditures are the Company’s primary use of capital resources. Capital expenditures for the nine months ended September 30, 2006 were $244.2 million compared to $237.3 million for the same period in 2005. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to offer other communications services, including Internet and broadband communications services. The Company funded substantially all of its capital expenditures through internally generated funds. Conversely, investing activities in the nine month period of 2006 included $69.0 million of cash assumed in the acquisition of Valor.
Cash Flows-Financing Activities
As previously discussed, during the nine months ended September 30, 2006, the Company completed the spin-off from Alltel and merger with Valor. As further discussed under “Liquidity and Capital Resources,” in connection with the spin-off, on July 17, 2006, the Company paid a special dividend to Alltel of $2,275.1 million. In addition, the Company repaid $80.8 million of debt, including $11.9 million in current maturities, previously issued by the Company’s wireline operating subsidiaries. The Company funded the special dividend payment and the repayment of operating company debt from $2.4 billion of borrowings under a new senior secured credit agreement. In addition, the Company issued $1,746.0 million of exchange notes to Alltel, net of original issue discount of $42.8 million. In conjunction with the merger with Valor, the Company issued $800.0 million of senior notes, the proceeds of which were used to repay Valor’s existing credit facility of $780.6 million. The Company also maintains a $500.0 million revolving line of credit, which was undrawn as of September 30, 2006.
In addition to the activities discussed above, retirements of long-term debt were $1.0 million for both the nine months ended September 30, 2006 and 2005, respectively. Retirements of long-term debt in both periods reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.
In periods prior to the spin-off, dividend payments to Alltel were a significant use of capital resources for the Company. Dividend payments to Alltel amounted to $99.0 million in the nine months ended September 30, 2006 compared to $169.2 million for the same period in 2005. Subsequent to the merger, the Company paid $4.9 million of dividends on common shares that had been declared and accrued by Valor prior to the transaction.
The Company’s board of directors has adopted a current dividend policy for the payment of cash quarterly dividends at a rate of $0.25 per share on the Company’s common stock. The Company’s board of directors can change this policy at any time in its discretion. On August 3, 2005, the Company’s board of directors declared a dividend in the amount of $0.204 per share of the Company’s common stock, which was paid on October 16, 2006 to shareholders of record as of September 30, 2006. The dividend was prorated from July 17, 2006, the effective date of the Merger with Valor, and the indicated quarterly dividend rate implied by the prorated dividend was $0.25 per share.
The Company’s ability to pay dividends is subject to compliance with the Company’s financial covenants (including the leverage and interest coverage ratios discussed below), a restricted payments covenant and the absence of a default under the Company’s senior credit facility. Under the restricted payments covenant, the Company may use all available distributable cash for the period (taken as one accounting period) commencing on October 1, 2006 to the end of the most recently ended fiscal quarter for which the Company has delivered a quarterly financial compliance certificate to the administrative agent to declare and pay dividends. However, without regard to the foregoing restriction on available distributable cash, the Company may pay dividends in an amount not to exceed $237.5 million for its quarterly dividends declared for the third and fourth quarters of 2006.
Available distributable cash for any period means, without duplication (a) adjusted EBITDA (discussed below); plus (b) any extraordinary or non-recurring cash gain, other than any such gain resulting from any sale, transfer or other disposition of assets; minus (c) to the extent included in determining such adjusted EBITDA, the sum of (i) cash interest expense; (ii) all taxes paid in cash; and (iii) any extraordinary or nonrecurring loss, expense or charge paid in cash; minus (d) the sum of (i) dividends and other restricted payments, unless funded from proceeds of certain equity offerings or other sources that are not operating cash flow; (ii) certain permitted investments; (iii) payments to repay, redeem, retire or refinance any indebtedness, other than repayments of the revolving loans under the credit facility and certain other indebtedness, unless such payments are funded from proceeds of certain equity offerings or other sources that are not operating cash flow; and (iv) capital expenditures, unless funded from proceeds of certain equity offerings or other sources that are not operating cash flow.
As previously discussed, prior to the spin-off from Alltel, the Company participated in the centralized cash management practices of Alltel. Under these practices, cash balances were transferred daily to Alltel bank accounts, and the Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. At September 30, 2005, the Company had a net payable to Alltel, which was included in Parent Company Investment in the accompanying unaudited condensed consolidated balance sheet. During the nine months ended September 30, 2006, the Company reduced its overall net borrowings from Alltel by $254.9 million, compared to $329.1 million in the same period of 2005.
Liquidity and Capital Resources
The Company believes that it has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt and payment of dividends. As previously discussed, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. Pursuant to the plan of Distribution and immediately prior to the effective time of the Merger with Valor described below, Alltel contributed all of the wireline assets in exchange for: (i) newly issued Company common stock (ii) the payment of a special dividend to Alltel in an amount of $2.3 billion and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”). In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by the Company’s wireline operating subsidiaries. Also in connection with the Contribution the Company borrowed approximately $2.4 billion through a new senior credit agreement that was used to fund the special dividend and pay down $80.8 million (plus $7.9 million in related make-whole premiums and $1.9 million in accrued interest) of the long-term debt assumed by the Company in the Contribution. The debt securities issued by the Company to Alltel as part of the Contribution consisted of 8.625 percent senior notes due 2016 with an aggregate principal amount of $1,746.0 million (the “Company Securities”). The Company Securities were issued at a discount, and accordingly, at the date of their distribution to Alltel, the Company Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). Following the Contribution, Alltel distributed 100 percent of the common shares of the Company to its shareholders as a tax-free dividend. Alltel also exchanged the Company Securities for certain Alltel debt held by certain investment banking firms. The investment banking firms subsequently sold the Company Securities in the private placement market.
Immediately following the Merger, the Company issued 8.125 percent senior notes due in 2013 in the aggregate principal amount of $800.0 million which was used in part to pay down the Valor credit facility in the amount of $781.0 million. As a result, Windstream assumed or incurred approximately $5.5 billion of long-term debt in connection with the Contribution and the Merger. As part of the foregoing, Windstream assumed $400.0 million principal in outstanding notes issued by subsidiaries of Valor (“Valor Notes”), which are equally and ratably secured with the debt under the new credit facility.
Windstream’s credit facility and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) were as follows at September 30, 2006:

Description	Moody’s	S&P	Fitch

Senior secured credit rating	Ba1	BBB-	BBB-
Senior unsecured credit rating	Ba3	BB-	BB+

Outlook	Stable	Negative	Stable

Factors that could affect Windstream’s short and long-term credit ratings would include, but not be limited to, a material decline in the Company’s operating results and increased debt levels relative to operating cash flows resulting from future acquisitions or increased capital expenditure requirements. If Windstream’s credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on its borrowings, and the Company’s access to the public capital markets could be adversely affected. A downgrade in Windstream’s current short or long-term credit ratings would not accelerate scheduled principal payments of Windstream’s existing long-term debt.

The terms of our credit facility and indentures include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict our ability to incur additional indebtedness. In particular, under the senior credit facility, the Company must maintain the following financial ratios:
(a) total leverage ratio must be no greater than 4.5 to 1.0 on the last day of any fiscal quarter;
(b) interest coverage ratio must be less than 2.75 to 1.0 on the last day of any fiscal quarter.
The leverage ratio is the ratio of indebtedness to adjusted EBITDA, and the interest coverage ratio is the ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA means (1) net income, adjusted to exclude the cumulative effect of accounting changes and certain other exceptions; plus (2) the following items, to the extent deducted from consolidated adjusted net income: (a) provision for taxes based on income or profits; (b) interest expense, to the extent deducted in computing net income; (c) depreciation, amortization, goodwill impairment charges and other non-cash expenses, subject to certain exceptions; plus (d) the amount of any minority interest expense deducted in computing net income; plus (e) any non-cash compensation charge arising from any grant of stock, stock options or other equity-based awards, to the extent deducted in computing net income; plus (f) certain non-cash income (or loss) related to hedging activities, to the extent deducted in computing net income; minus (g) non-cash items increasing such net income, subject to certain exceptions. The indentures governing the Company’s senior notes contain similar covenants that in general are the same as or are no more restrictive than those contained in the senior credit facility.
In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2006, the Company was in compliance with all such covenants and restrictions.
At September 30, 2006, current maturities of long-term debt were $21.2 million. The Company expects to fund the payment of this obligation through operating cash flows.
Because of restrictions contained in the Merger Agreement with Alltel, Windstream may be limited in the amount of stock that it can issue to make acquisitions or raise additional capital in the two year period ending July 17, 2008. These restrictions are intended to prevent Windstream from taking any actions that could cause the spin-off from Alltel to be taxable to Alltel under Section 355(e) of the Internal Revenue Code or otherwise jeopardize the tax-free status of the spin-off from Alltel or the Merger. In particular, during the two year period ending July 17, 2008, Windstream is prohibited from entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of Windstream stock or the issuance of shares of Windstream’s stock, or options to acquire or other rights in respect of such stock, in excess of a permitted basket of 71,130,989 shares (as adjusted for stock splits, stock dividends, recapitalizations, reclassifications and similar transactions), unless, generally, the shares are issued to qualifying Windstream employees or retirement plans, each in accordance with “safe harbors” under regulations issued by the IRS. Nevertheless, Windstream can take any of the actions described above in the event that the IRS grants a favorable ruling to Alltel or Windstream as to the effect of such action on the tax-free status of the spin-off or Merger.
Off-Balance Sheet Arrangements
Windstream does not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance its operations. Additionally, the Company has not entered into any material arrangement requiring Windstream to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.
Contractual Obligations and Commitments
In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005, the Company provided a summary of its material contractual obligations and commitments. As previously discussed, in conjunction with the spin-off from Alltel and merger with Valor, the Company issued a significant amount of long-term debt.

The following contractual obligations table represents a summary of future repayments of long-term debt obligations and related interest expense resulting from the issuance that long-term debt.

	Payments Due by Period (in millions)
	Less			More
	Than	1-3	3-5	Than
	1 Year	Years	Years	5 Years	Total
Long-term debt, including current maturities (a)	$21.2	$146.0	$464.3	$4,895.3	$5,526.8
Interest payments on long-term debt obligations (b)	438.3	850.1	820.7	1,343.8	3,452.9

Total projected long-term debt and interest payments	$459.5	$996.1	$1,285.0	$6,239.1	$8,979.7

(a)	Excludes fair value adjustment of $15.0 million related to the Valor 7.75% notes.

(b)	Excludes amortization of estimated capitalized debt issuance costs and discount recorded associated with the newly issued debt, and reduction in interest expense due to amortizing fair value adjustment related to the Valor 7.75% notes.
As of September 30, 2006, Windstream’s management was in the process of evaluating the capital and operating leases assumed in the acquisition of Valor and in negotiating certain contracts necessary to the operations of Windstream for services previously provided pursuant to contracts entered into by Alltel. As a result, capital and operating leases and purchase obligations have been excluded from the contractual obligations table above. In addition, because Windstream cannot currently estimate the timing of recognition of its long-term liabilities, primarily consisting of deferred income taxes, due to net operating loss carryforwards generated by Valor that may be utilized by Windstream, such other long-term liabilities are also excluded from the contractual obligations table.
Critical Accounting Policies
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the U.S. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 in the Company’s proxy statement/prospectus-information statement filed with the SEC on May 26, 2006, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets and accounting for current and deferred income taxes. There were no material changes to the Company’s critical accounting policies during the nine month period ended September 30, 2006.
Legal Proceedings
On October 16, 2006, the Company received a negative ruling in a binding arbitration proceeding previously brought against Valor Communications Southwest LLC and Valor Communications Group, Inc, by former employees regarding stock option award agreements. The arbitrator awarded the former employees a collective interim award of $6.2 million for the value of options that the Company asserts were without value immediately prior to Valor’s initial public offering in February 2005. The basis for the interim award was the arbitrator’s finding that these particular claimants’ options were extended past the initial public offering date. The arbitrator will issue a final award after making a determination of legal fees, expenses and pre-award interest, which could bring the final award to a total of approximately $9.4 million. The Company has established a liability in this amount through a charge to goodwill. However, the Company intends to appeal the arbitrator’s award in federal district court in Texas and intends to vigorously assert and defend its position in the matter.
The Company is party to other various legal proceedings arising in the ordinary course of business. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future results of operations or financial condition of the Company. In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.
Recently Issued Accounting Pronouncements In September 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects, if any, that this Interpretation may have on our consolidated financial statements. Any adjustments necessitated by the adoption of FIN 48 will be treated as a cumulative effect of accounting change in the period of application.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The standard, among other things, requires the Company to:
•	Recognize the overfunded or underfunded status of the Company’s defined benefit plans in its consolidated financial statements.

•	Recognize as a component of other comprehensive income the actuarial gains and losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.
The standard is effective for fiscal years ended after December 15, 2006. As of June 30, 2006, the required adjustment to the Company’s balance sheet would reduce the prepaid pension asset by approximately $130.4 million, increase the liability for pension and other postretirement benefits by approximately $86.2 million, and reduce accumulated other comprehensive income by approximately $131.3 million, net of taxes of $85.3 million.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The standard will be effective for the Company on January 1, 2008. The Company is currently evaluating the effects, if any, that this standard may have on its consolidated financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the effects, if any, SAB No. 108 will have on our consolidated financial statements.

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risks at September 30, 2006 are similar to the market risks discussed in the Company’s proxy statement/prospectus-information statement filed with the SEC on May 26,2006. The Company is primarily exposed to market risk from changes in interest rates. The Company does not own marketable equity securities nor operate in foreign countries, and therefore Windstream is not exposed to market risk from changes in equity prices or foreign currency rates. Windstream has estimated its interest rate risk using sensitivity analysis. For Windstream’s variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. The results of the sensitivity analysis used to estimate market risk is presented below. Actual results may differ from this estimate.
Interest Rate Risk
The Company’s earnings are affected by changes in variable interest rates related to Windstream’s borrowings under its credit facilities. Under its current policy, the Company enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 15 to 25 percent of Windstream’s total debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity. Windstream does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews Windstream’s exposure to interest rate fluctuations and implements strategies to manage the exposure.
As of September 30, 2006, the Company had entered into four pay fixed-receive variable, interest rate swap agreements on notional amounts totaling $1.6 billion to convert variable interest rate payments to fixed. The four interest rate swaps amortize quarterly to a value of $906.3 million at their scheduled termination on July 17, 2013. The weighted average fixed rate paid by Windstream on these swaps is 5.604 percent, and the variable rate received by Windstream is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate received by the Company was 5.51 percent at September 30, 2006. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $8.0 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $8.0 million.

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Windstream’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, Windstream’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Immediately following the creation of Windstream Corporation from the merger of Valor Communications Group, Inc. and Alltel Holding Corp., which was effective on July 17, 2006, Valor’s internal control over financial reporting was replaced by a new internal control structure designed by Alltel Holding Corp. based largely on the internal control structure which was in place by Alltel Corp. Alltel Holding Corp. installed a new management team at Windstream, which included Alltel Holding Corp.’s chief executive officer, chief financial officer, controller, and several other key members of management with responsibility over the internal control over financial reporting. This assumption of control by Alltel Holding Corp. resulted in the implementation of new policies, procedures and controls over financial reporting at Windstream, replacing most accounting and reporting functions at Valor, including, but not limited to: information technology, treasury, payroll and benefits administration, order provisioning, legal, customer billing, credit and collections, payment processing, inventory, tax and external reporting. Although these changes have been significant, management does not believe that these changes have negatively affected Windstream’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On October 16, 2006, the Company received a negative ruling in a binding arbitration proceeding previously brought against Valor Communications Southwest LLC and Valor Communications Group, Inc, by former employees regarding stock option award agreements. The arbitrator awarded the former employees a collective interim award of $6.2 million for the value of options that the Company asserts were without value immediately prior to Valor’s initial public offering in February 2005. The basis for the interim award was the arbitrator’s finding that these particular claimants’ options were extended past the initial public offering date. The arbitrator will issue a final award after making a determination of legal fees, expenses and pre-award interest, which could bring the final award to a total of approximately $9.4 million. The Company has established a liability in this amount through a charge to goodwill. However, the Company intends to appeal the arbitrator’s award in federal district court in Texas and intends to vigorously assert and defend its position in the matter.
Item 1A. Risk Factors
During the third quarter of 2006, there have been no material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s proxy statement/prospectus-information statement filed with the SEC on May 26, 2006.
Item 6. Exhibits
See the exhibits specified on the Index of Exhibits located at Page 52.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Brent Whittington
Brent Whittington
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
November 14, 2006

WINDSTREAM CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits

2.1	Distribution Agreement, dated as of December 8, 2005, between Alltel Corporation and Alltel Holding Corp. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of Alltel Corporation dated December 9, 2005)

2.2	Agreement and Plan of Merger, dated as of December 8, 2005, among Alltel Corporation, Alltel Holding Corp., and Valor Communications Group, Inc. (incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K of Alltel Corporation dated December 9, 2005)

3.1	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Corporation’s Registration Statement on Form S-4 filed May 23, 2006)

3.2	Amended and Restated Bylaws of Windstream Corporation (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 to the Corporation’s Registration Statement on Form S-4 filed May 23, 2006)

4.1	Indenture dated July 17, 2006 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

4.2	Form of 8 1/8% Senior Note due 2013 (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

4.3	Form of 8 5/8% Senior Note due 2016 (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

4.4	First Supplemental Indenture dated as of July 17, 2006 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

4.5	Registration Rights Agreement dated July 17, 2006 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets, Inc., Wachovia Capital Markets, LLC and Barclays Capital Inc. (incorporated herein by reference to Exhibit 4.5 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

4.6	First Supplemental Indenture dated as of July 17, 2006, to Valor Communications Group, Inc. Indenture dated February 14, 2005, among certain subsidiaries of Windstream Corporation as guarantors thereto and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.1	Transition Services Agreement dated July 17, 2006 between Alltel Corporation and Alltel Holding Corp. (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.2	Reverse Transition Services Agreement dated July 17, 2006 between Alltel Corporation and Alltel Holding Corp. (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.3	Tax Sharing Agreement dated July 17, 2006 among Alltel Corporation, Alltel Holding Corp. and Valor Communications Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.4	First Amendment to Securityholders Agreement dated July 17, 2006, by and among Valor Communications Group, Inc. and Welsh, Carson, Anderson & Stowe and certain individuals affiliated therewith, Vestar Capital Partners and certain individuals affiliated therewith, and certain of other stockholders of Valor (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.5	Credit Agreement dated July 17, 2006 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, and Bank of America, N.A., Citibank, N.A., and Wachovia Bank, National Association as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.6	Assumption Agreement dated July 17, 2006 executed by Windstream Corporation (incorporated herein by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.7	Amendment No. 1 to the Employee Benefits Agreement dated July 17, 2006 among Alltel Corporation and Alltel Holding Corp. (incorporated herein by reference to Exhibit 10.7 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.8	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.9	Windstream Corporation Supplemental Medical Expense Reimbursement Plan (incorporated herein by reference to Exhibit 10.9 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.10	Windstream Corporation Benefit Restoration Plan (incorporated herein by reference to Exhibit 10.10 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.11	Windstream Corporation Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.12	Windstream Corporation Management Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.13	Form of Indemnification Agreement entered into between Windstream Corporation and its directors and executive officers (incorporated herein by reference to Exhibit 10.13 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.14	Form of Restricted Shares Agreement — Designated Executives entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.14 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.15	Form of Restricted Shares Agreement — Non-Employee Directors entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.15 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.16	Director Compensation Program (incorporated herein by reference to Exhibit 10.16 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

10.17	Employment Agreement, dated as of November 7, 2006, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated November 13, 2006)

10.18	Form of Change-In-Control Agreement, dated as of November 7, 2006, entered into between the Windstream Corporation and its executive officers. (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated November 13, 2006)

10.19	Letter Agreement, dated as of November 7, 2006, between the Windstream Corporation and Francis X. Frantz. (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated November 13, 2006)

14.1	Code of Ethics (Working With Integrity) of Windstream Corporation (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)

21	Listing of Subsidiaries	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

(a)	Filed herewith.