Form 10-K
period 2006-12-31
WINDSTREAM CORP
filed 2007-03-01
CIK 1282266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-32422
WINDSTREAM CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-0792300

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Rodney Parham Road, Little Rock, Arkansas	72212

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (501) 748-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.0001 par per share)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ YES ☑ NO
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ YES ☑ NO
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
☐ YES ☑ NO
     Aggregate market value of voting stock held by non-affiliates as of June 30, 2006 - $588,224,766
     Common shares outstanding, February 23, 2007 - 476,737,301
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2007 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 33 to 36.

Windstream Corporation
Form 10-K, Part I

Windstream Corporation
Form 10-K, Part I
Item 1. Business
THE COMPANY
GENERAL
In this report, Windstream Corporation and its subsidiaries are referred to as “Windstream”, “we”, or “the Company”. For all periods prior to the effective time of the merger with Valor Communications Group, Inc. (“Valor”) described herein, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel Corporation (“Alltel”).
Windstream is a large provider of telecommunications services in rural communities in the United States, and based on the number of telephone lines we have in service, we are the fifth largest local telephone company in the country. Windstream owns subsidiaries that provide local, long distance, network access, video services and broadband and high speed data services in sixteen states. Telecommunications products are warehoused and sold by Windstream’s distribution subsidiary. A subsidiary also publishes telephone directories for our affiliates and other independent telephone companies. Windstream is incorporated in the state of Delaware.
The Company’s web site address is www.windstream.com. Windstream files with, or furnishes to, the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as various other information. Windstream makes available free of charge through the Investor Relations page of its web site its annual reports, quarterly reports and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC. In addition, on the corporate governance section of the Investor Relations page of its web site, Windstream makes available the Board of Director’s Amended and Restated Corporate Governance Board Guidelines and the charters for the Audit, Compensation, and Governance Committees. Windstream will provide to any stockholder a copy of the Governance Board Guidelines and the Committee charters, without charge, upon written request to Senior Vice President-Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.
FORMATION OF WINDSTREAM
On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders (the “Distribution”) and the merger of that wireline business (the “Merger”) with Valor. Pursuant to the plan of Distribution and immediately prior to the effective time of the Merger with Valor described below, Alltel contributed all of the wireline assets in exchange for: (i) newly issued Company common stock (ii) the payment of a special dividend to Alltel in an amount of $2.3 billion and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”). In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by the Company’s wireline subsidiaries. Also in connection with the Contribution the Company borrowed approximately $2.4 billion through a new senior secured credit agreement that was used to fund the special dividend and pay down a portion of the $261.0 million long-term debt assumed by the Company in the Contribution. The debt securities issued by the Company to Alltel as part of the Contribution consisted of 8.625 percent senior notes due 2016 with an aggregate principal amount of $1,746.0 million (the “Company Securities”). These securities were issued at a discount, and accordingly, at the date of their distribution to Alltel, the Company Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). Following the Contribution, Alltel distributed 100 percent of the common shares of the Company to its shareholders as a tax-free dividend. Alltel also exchanged the Company Securities for certain Alltel debt held by certain investment banking firms. The investment banking firms subsequently sold the Company Securities in the private placement market. On November 28, 2006, the Company replaced the Company Securities with registered senior unsecured notes in the same amount with the same maturity.
Immediately after the consummation of the spin-off, the Company merged with and into Valor, with Valor continuing as the surviving corporation. The resulting company was renamed Windstream. As a result of the merger, all of the issued and outstanding shares of the Company common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of its common stock to Alltel shareholders pursuant to the Merger, or 1.0339267 shares of Valor common stock for each share of the Company’s common stock outstanding as of the effective date of the Merger. Upon completion of the Merger, Alltel’s stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, Windstream, and the stockholders of Valor owned the remaining 15 percent of such equity interests. In addition, Windstream assumed Valor debt valued at $1,195.6 million.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
Immediately following the Merger, the Company issued 8.125 percent senior notes due 2013 in the aggregate principal amount of $800.0 million, the proceeds of which were used in part to pay down the Valor credit facility in the amount of $780.6 million. As a result of the aforementioned financing transactions, Windstream assumed or incurred approximately $5.5 billion of long-term debt in connection with the Contribution and the Merger.
As a result of the Merger, Windstream added approximately 500,000 customers in complementary markets with favorable rural characteristics making the Company one of the largest local telecommunications carriers in the United States and the largest local telecommunications carrier primarily focused on rural markets. In addition, Windstream was created with an experienced and proven management team with a track record of delivering results.
Windstream is a corporation organized under the laws of the state of Delaware, and it was organized under the name “Valor Communications Group, Inc.” in 2004.
MATERIAL ACQUISITIONS COMPLETED DURING THE LAST FIVE YEARS
On August 1, 2002, the wireline telecommunications division of Alltel completed the purchase of local telephone properties serving approximately 589,000 wireline customers in Kentucky from Verizon Communications Inc. (“Verizon”) for $1.93 billion in cash.
PENDING TRANSACTIONS
On December 12, 2006, Windstream announced that it would split off its directory publishing business (the “Publishing Business”) in what Windstream expects to be a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and a Windstream shareholder. The transaction will be effected pursuant to the terms of a Share Exchange Agreement (the “Share Exchange Agreement”) entered into among Windstream and Welsh, Carson, Anderson & Stowe VIII, L.P., a Delaware limited partnership, Welsh, Carson, Anderson & Stowe IX, L.P., a Delaware limited partnership, WCAS Capital Partners III, L.P., a Delaware limited partnership, Regatta Holding I, L.P., a Delaware limited partnership, Regatta Holding II, L.P., a Delaware limited partnership, and Regatta Holding III, L.P., a Delaware limited partnership (each a “WCAS Sub” and together the “WCAS Subs”). Anthony J. de Nicola, a WCAS partner, was a member of both the Valor and Windstream Board of Directors through the announcement of this transaction, at which time he resigned.
Prior to completing the transaction, Windstream will contribute the Publishing Business to a newly formed subsidiary (“Holdings”). Holdings will then pay a special dividend to Windstream in an amount equal to Windstream’s tax basis in the Publishing Business (currently estimated to be approximately $30.0 million), issue additional shares of Holdings common stock to Windstream, and distribute to Windstream certain debt securities of Holdings having an aggregate principal amount of approximately $250.0 million less the amount of the special dividend. Windstream expects to exchange the Holdings debt securities for outstanding Windstream debt with an equivalent fair market value and then retire that Windstream debt. Windstream also intends to use the proceeds of the special dividend to retire Windstream debt or repurchase Windstream equity. Following the completion of these transactions, Windstream will exchange all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”), which will then be retired. At the time of signing, the WCAS shares were valued at approximately $275.0 million based on a trailing average of Windstream’s stock price of $14.02 at that time. Given the value of the stock at the time of signing, the total value of the transaction was approximately $525.0 million. Based on the trailing average of Windstream common stock at February 23, 2007 of $15.05, the Exchanged WIN shares have a value of approximately $295.0 million, increasing the expected total value of the transaction to approximately $545.0 million.
In order to comply with the covenants in Windstream’s debt instruments, subject to the terms and conditions of the Share Exchange Agreement, Windstream will exchange 80% of the Holdings Shares for 80% of the Exchanged WIN Shares in a first-step closing that is expected to occur during the second quarter of 2007. The remaining Holdings Shares held by Windstream will be exchanged for the remaining Exchanged WIN Shares in a second-step closing that is expected to occur during the fourth quarter of 2007. The first-step closing is subject to customary conditions, including (i) expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the parties having received certain private letter rulings from the IRS with respect to the tax treatment of the transactions, (iii) the receipt of customary solvency and surplus opinions by the Boards of Directors of Windstream and Holdings, and (iv) the contribution of the Publishing Business to Holdings and the exchange of Holdings debt for outstanding Windstream debt.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
The Company has since satisfied the requirements of the Hart-Scott-Rodino Act. The second-step closing is conditioned only on the absence of any injunction, but will not occur until Windstream is able to exchange the remaining shares in compliance with the terms of its debt instruments. The terms of the Share Exchange Agreement require the transaction to be completed by December 31, 2008.
The Share Exchange Agreement provides for a customary working capital adjustment pursuant to which the parties will make cash payments to each other to the extent that the working capital of the Publishing Business is less than or greater than a specified target working capital amount at the time of the first-step closing. The Share Exchange Agreement contains customary representations, warranties and covenants and may be terminated if, among other things, the first-step closing of the transaction has not been completed within twelve months after signing or the IRS private letter rulings are not received. The parties have also agreed to customary indemnification for breaches of representations, warranties, covenants and other matters.
In connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the parties and their affiliates will enter into certain related ancillary agreements, including a Publishing Agreement, a Billing and Collection Agreement and a Tax Sharing Agreement. Pursuant to the Publishing Agreement, Windstream will grant Windstream Yellow Pages, Inc. (“Windstream Yellow Pages”), the Windstream subsidiary that currently operates the Publishing Business, an exclusive license to publish Windstream directories. Windstream Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the Publishing Agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Windstream Yellow Pages on advertising revenues generated from its directories for the duration of the Publishing Agreement. In conjunction with the Publishing Agreement, the Company has entered into an at-market executory contract to purchase minimum advertising in its directories for a period of three years, with a renewal option for two additional years available to WCAS.
MANAGEMENT
The Company’s staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities, investor relations, acquisitions and dispositions, corporate planning, tax planning, cash management, insurance, sales and marketing support, government affairs, legal matters, and engineering services. They also coordinate the financing program for all of the Company’s operations.
EMPLOYEES
At December 31, 2006, Windstream had 8,017 employees. Within Windstream’s work force, approximately 1,955 employees are part of collective bargaining units. During 2006, Windstream had no material work stoppages due to labor disputes with its unionized employees.
ORGANIZATIONAL STRUCTURE AND OPERATING SEGMENTS
Windstream has focused its communications business strategy on enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. Through the acquisition of Valor’s wireline properties, Windstream added more than 500,000 customers. As of December 31, 2006, including customers of its wireline and long distance services, Windstream serves more than 3.2 million communications customers in 16 states. Additionally, Windstream provides high speed data services to more than 656,000 broadband customers. Windstream operates its communications businesses in order to deliver one-stop shopping to customers for a full range of communications products and services. In addition to its wireline and long distance service offerings, Windstream also provides network access, video services, broadband products and services (“DSL”), and cable television services in select markets.
Windstream is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline segment, its product distribution segment, and its directory publishing and telecommunications information services operations, which are reported together as other operations.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
WIRELINE OPERATIONS
The Company’s wireline segment consists of Windstream’s retail and wholesale telecommunications services, including local, long distance, network access, video services and broadband products and data services. Wireline revenues, which consist of local service, network access and long distance and miscellaneous revenues, comprised 85 percent of Windstream’s total operating revenues from business segments in 2006, compared to 84 percent in 2005 and 85 percent in 2004. In 2006, Windstream’s wireline operations recognized revenues from external customers of $2,635.3 million, segment income of $930.8 million, and included total assets of $7,897.1 million.
Windstreams’s subsidiaries provide facilities-based services in 16 states and are primarily focused on rural America providing local telephone service to more than 3.2 million customers located in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina and Texas. The Company’s subsidiaries also offer facilities for private line, data transmission and other communications services.
In addition, certain of Windstream’s subsidiaries serve as a competitive service provider in four states on both a facilities-based and resale basis, and, where necessary, have negotiated interconnection agreements with the appropriate incumbent local exchange carriers. Windstream’s strategy is to provide local service in combination with other services provided by subsidiaries of Windstream, including long distance and Internet services. Windstream’s primary focus for marketing and selling its competitive services is directed toward the business customer segment through the offering of competitively priced and reliable services.
PRODUCTS AND OFFERINGS
Local service operations provide lines from telephone exchange offices to customer premises for the origination and termination of telecommunications services including basic dial-tone service and dedicated private line facilities for the transport of data. Windstream also offers various enhanced service features including call waiting, call forwarding, caller identification, three-way calling, no-answer transfer and voice-mail. Additional local service revenues are derived from charges for equipment rentals, equipment maintenance contracts, information and directory assistance and public payphone services. Windstream also provides cable television service to approximately 34,000 customers in Georgia and Missouri. The cable television properties are not significant to Windstream’s wireline operating results.
Network access and interconnection services are provided by Windstream by connecting the equipment and facilities of its customers to the communications networks of long distance carriers, other competitive local service providers, competitive switched and special access providers, and wireless service providers. These companies pay access and network usage charges to Windstream’s local exchange subsidiaries for the use of their local networks to originate and terminate their voice and data transmissions.
Network access revenues also include amounts derived from broadband and data services. We provide high-speed Internet access with our Broadband products using digital subscriber line technology for a monthly fee. We also provide Internet access services to dial up Internet subscribers and data transmission services over special circuits and private lines. Our Internet access services also enable customers to establish an e-mail account and to send and receive e-mail. In addition, we offer enhanced Internet services, which include obtaining Internet protocol addresses, basic web site design and hosting.
Long distance telecommunications services are provided on a resale basis by Windstream subsidiaries. Windstream provides long distance service in all of the states in which Windstream provides local exchange service. In addition, Windstream offers long distance service outside its local service areas. As of December 31, 2006, Windstream provided long distance service to nearly 2.0 million customers. The long distance marketplace is extremely competitive and continues to receive relaxed regulation from both the Federal Communications Commission’s (“FCC”) and state regulatory commissions. To meet the competitive demands of the long distance industry, Windstream has created several business and residential service offerings to attract potential customers, such as volume price discounts, calling cards and simplified one-rate plans. As a long distance service provider, Windstream’s intrastate long distance business is subject to limited regulation by state regulatory commissions, and its interstate business is subject to limited regulation by the FCC. State regulatory commissions currently require long distance service providers to obtain a certificate of operating authority, and the majority of states also require long distance service providers to file tariffs.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
Miscellaneous revenues primarily consist of revenues derived from the non-regulated portion of Windstream’s Internet access services, charges for billing and collections services provided to long distance companies, customer premise equipment sales and directory advertising services. Miscellaneous revenues also include commissions from activating digital satellite television service in our relationship with EchoStar Communications Corporation. These services are offered to virtually all households in our service areas through a co-branded DISH Network satellite television agreement.
MARKETING
At Windstream, our marketing approach is simple. Our mission, vision and values are what guide us as we remain focused on serving the communities of rural America. We offer fresh, innovative thinking and embrace new. As a brand, we are neighborly, dynamic and provide simplicity in our products and service. What’s more, we strive to deliver it all through teamwork that is responsive, enthusiastic, accountable and motivated to serve our customers. We market our products through multiple channels, including customer service representatives and technicians, local retail stores and telemarketing, supported by direct mail, mass media advertising (newspaper, television, radio), bill inserts, community events and the Web. We have recently implemented door-to-door sales techniques and partnerships with mover agents to reach customers on a local and one-on-one basis.
Windstream operates 58 local retail stores and 3 call centers, all based in our local markets. Both sales channels offer an excellent opportunity to connect with our customers by providing superior customer service in person or over the phone. Direct calls are made to business customers in order to accommodate their specific needs and to improve their way of conducting business in the most efficient way possible. Our customer service and sales representatives earn incentives to promote sales of services that meet the distinctive needs of our customers, while our technicians survey customer premises to assess building requirements and coordinate delivery, installation and testing of equipment.
Our feature bundles include packages with local telephone service combined with long distance, broadband or digital TV services. Our bundles offer a discount to the customer compared to prices for the non-bundled products. In addition to savings, bundled packages are also conveniently detailed on one bill, which we believe contributes to increased customer satisfaction by eliminating confusion.
TECHNOLOGY
Windstream believes the local exchange business is in transition from circuit switched technology, which forms the basis of the conventional landline telephone network, to digital packet-switched technology, which forms the basis of the Internet Protocols (“IP”) used over the Internet. Windstream is addressing this challenge with a strategy of providing data service to both business and residential customers through the deployment of an IP packet data network, which will support services such as broadband access and target voice-over-internet-protocol (“VoIP”) in selected markets.
COMPETITION
Many of Windstream’s wireline operations have begun to experience competition in their local service areas. Sources of competition to Windstream’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, and competitive access service providers including those utilizing Unbundled Network Elements-Platform (“UNE-P”), voice-over-internet-protocol (“VoIP”) providers and providers using other emerging technologies. Through December 31, 2006, this competition has not had a material adverse effect on the results of operations of Windstream’s wireline operations, although competition has adversely affected Windstream’s access line and revenue growth rates. Windstream lost approximately 138,000 access lines during 2006, primarily as a result of the effects of fixed line and wireless substitution for Windstream’s wireline services. Windstream expects the number of access lines served by its wireline operations to continue to be adversely affected by fixed line and wireless substitution in 2007.
To address competition, Windstream remains focused on providing improved customer service, increasing operating efficiencies and maintaining the quality of its network. In addition, Windstream is focusing its efforts on marketing and selling enhanced products and services to its customers by bundling together and offering at competitive rates its various product offerings, including broadband, voice and digital satellite television services. Deployment of broadband service is a strategic

Windstream Corporation
Form 10-K, Part I
Item 1. Business
imperative for Windstream. During 2006, Windstream added approximately 258,000 broadband customers, including 67,000 acquired with Valor, continuing a trend of strong growth in this service offering. For the twelve months ended December 31, 2006, the number of broadband customers grew by 65 percent to approximately 656,000 customers. Approximately 75-80 percent of our lines are broadband-capable. During 2006, the growth rate in Windstream’s broadband customers outpaced the rate of decline in customer access lines discussed above.
Although broadband services have been a source of revenue and customer growth for Windstream, that service offering experiences competition from other broadband service providers, including cable television and satellite transmission service providers. Under the FCC recent decision in its Triennial Review proceeding, as further discussed below under the caption “Regulation – Federal Regulation”, it appears that Windstream’s provisioning of broadband services will be largely deregulated. In addition, a number of carriers have begun offering voice telecommunications services utilizing the Internet as the means of transmitting those calls. This service, commonly know as VoIP telephony, is challenging existing regulatory definitions. As further discussed below under the caption “Regulation – VoIP Telephony”, on March 10, 2004, the FCC adopted a Notice of Proposed Rulemaking that will consider the appropriate regulatory treatment of Internet-enabled communications services and address which regulatory requirements (for example, those relating to E-911, disability accessibility, access charges, and universal service) should be extended to Internet-enabled services. The results of the FCC’s proceedings related to VoIP could have a significant effect on Windstream’s wireline operations.
REGULATION
Our incumbent local exchange carrier subsidiaries (our “ILECs”) are regulated by both federal and state agencies. Our interstate products and services and the related earnings are subject to federal regulation by FCC and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has primary jurisdiction over interstate switched and special access rates and broadband service offerings and regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. State PSCs have primary jurisdiction over matters including local service rates, intrastate access rates, quality of service, depreciation rates, the disposition of public utility property, the issuance of securities or debt by the local operating companies, and the accounting systems used by telecommunication companies.
FEDERAL REGULATION
Today, communications services providers are regulated differently depending primarily upon the network technology used to deliver the service. This patchwork regulatory approach unfairly advantages certain companies and disadvantages others. It impedes market-based competition where service providers, regardless of technology, exchange telecommunications traffic between their networks and compete for customers.
Windstream strongly supports the modernization of the nation’s telecommunications laws, but at this time, cannot predict the timing and the resulting financial impact of any possible federal legislative efforts. In an effort to reform the patchwork regulatory approach, a number of different reform bills were introduced – but not passed – during the last session of Congress. In the early stages of the new Congress it is difficult to predict what kind of reform efforts, if any, may be introduced and ultimately become law.
Inter-carrier Compensation
Our local exchange subsidiaries currently receive compensation from other telecommunications providers, including long-distance companies, for origination and termination of inter-exchange traffic through network access charges or toll settlements that are established in accordance with state and federal laws.
With the exception of the Nebraska, New Mexico and a portion of the Kentucky, Oklahoma and Texas operations, our interstate ILEC operations, consisting primarily of network access charges, are subject to rate-of-return regulation by the FCC. The Nebraska, New Mexico and a portion of the Kentucky, Oklahoma and Texas interstate operations are subject to price-cap regulation by the FCC that allows more pricing flexibility than do our rate-of-return operations. Companies meeting certain criteria had the option to elect price-cap regulation for interstate services as part of an FCC order issued in May 2000 (the “CALLS plan”). The CALLS plan expired on June 30, 2005, and to date, the FCC had not established a successor mechanism for regulating price-cap companies. Nonetheless, the rules put in place by adoption of the CALLS plan remain in effect until the FCC modifies or otherwise replaces them.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
In April 2001, the FCC released a notice of proposed rulemaking addressing inter-carrier compensation. Under this rulemaking, the FCC proposed a “bill and keep” compensation methodology under which each telecommunications carrier would be required to recover all of its costs to originate and terminate telecommunications traffic from its end-user customers rather than charging other carriers. The proposed “bill and keep” method would significantly overhaul the existing rules governing inter-carrier compensation. On March 3, 2005, the FCC released a further notice of proposed rulemaking addressing inter-carrier compensation. Under this proposed rulemaking, the FCC requested comment on several alternative inter-carrier compensation proposals, including “bill and keep.”
In July 2006 the National Association of Regulatory Utility Commissioners’ Task Force on Intercarrier Compensation filed an industry-sponsored reform plan called the “Missoula Plan” which proposes a comprehensive reform to inter-carrier compensation that is different than “bill and keep”. In summary, the Missoula plan seeks to reduce rates carriers charge one another to originate and terminate calls between networks, increase end user retail rates and create additional funding through an expanded universal service program. The Company supports the proposed Missoula plan because the plan would bring stability and certainty to the marketplace and encourage continued network investment for the benefit of customers and carriers. Interested parties filed comments with the FCC regarding the impact of adopting this proposal. The outcome of this proceeding is likely to change the way the Company receives compensation from, and remits compensation to, other carriers and its end user customers as well as the federal universal service fund. Until this proceeding concludes and any changes to the existing rules are established the Company cannot estimate the impact of the changes on its ILEC revenues and expenses or when the changes would occur.
On October 8, 2004, the FCC granted in part and denied in part a petition filed by Core Communications requesting that the FCC forbear from enforcing provisions of the FCC’s 2001 Internet Service Provider (“ISP”) Remand Order, which, among other things, established the inter-carrier compensation regulations for ISP-bound telephone calls. Various parties have filed for reconsideration with the FCC, although the FCC has yet to act on any of these filings. As a result, it is likely that the Company will incur additional costs for delivering ISP-bound traffic originated by its customers to networks owned by competitive wireline service providers, although as of today these additional costs have been minimal. The Company estimates that the potential additional expense resulting from the FCC action would not likely exceed $15.0 million annually.
On July 6, 2005, a hearing examiner issued a recommended order to the Georgia PSC that, if adopted, would prospectively preclude LECs from assessing access charges for non-local intrastate calls between 0 and 16 miles that originate on the network of one LEC and terminate on the network of a different LEC. We, along with other LECs in Georgia, requested that the Georgia PSC reject the recommended order and find that network access charges continue to apply to these intrastate calls. If the Georgia PSC ultimately adopts the recommended order, we would incur a reduction in annual revenues of approximately $12.0 million. A final order has not yet been issued by the PSC, and it appears less likely that the PSC will affirm the recommended decision as time passes.
Universal Service
The federal universal service program is under legislative, regulatory and industry scrutiny as a result of the growth in the fund and structural changes within the telecommunications industry. The primary structural change is the increase in the number of Eligible Telecommunications Carriers (“ETCs”) receiving money from the USF. There are several FCC proceedings underway that are likely to change the way the universal service programs are funded and the way universal service funds are disbursed to program recipients. The specific proceedings are discussed in greater detail below.
In May 2001, the FCC adopted the Rural Task Force Order that established an interim universal service mechanism governing universal service compensation for rural telephone companies for the ensuing five years. The interim mechanism has allowed rural carriers to continue receiving high-cost support based on their embedded costs. On June 2, 2004, the FCC asked the Federal/State Joint Board on Universal Service (the “Joint Board”) to review the FCC’s rules as they pertain to rural telephone companies and recommend what changes, if any, should be made to the existing high-cost support mechanism. The interim mechanism expired in June 2006. The rules remain in effect, however, until the FCC modifies or eliminates them. On August 16, 2004, the Joint Board sought comment on recommendations to reform the mechanism. In addition, the Joint Board sought comment on whether companies operating multiple distinct geographic market areas within a state should consolidate them for purposes of calculating universal service support. If the FCC were to implement this proposal, the Company’s universal service revenues would be reduced from their current level by approximately $18.4 million annually. On August 17, 2005, the Joint Board sought additional comment on four separate proposals to modify the distribution of high-cost universal service support.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
Each of the proposals provides state PSCs a greater role in the support distribution process, which would remain subject to specific FCC guidelines. Finally, in August 2006 the Joint Board sought further comment regarding the potential use of reverse auctions for distribution of high-cost universal service support. Because of the breadth of the various proposals under consideration by the Joint Board we cannot estimate the impact of the potential change on Windstream. The Joint Board is still considering what reform recommendations to make, if any, to the FCC.
On November 8, 2002, the FCC requested that the Joint Board review certain of the FCC’s rules relating to the high-cost universal service support and the process by which carriers are designated as ETCs. On February 27, 2004, the Joint Board issued its recommended decision regarding a number of issues related to universal service support for ETCs. Among its recommendations, the Joint Board suggested that the FCC should limit universal service support to a single primary connection per customer. On June 8, 2004, the FCC asked for comments on the Joint Board’s recommended decision, but did not elaborate or reach tentative conclusions on any of the Joint Board’s recommendations. On February 16, 2007, Congress passed legislation prohibiting the FCC from enacting a primary connection restriction on universal service support.
The FCC is also considering proposals regarding the contribution methodology, which could change the types of service providers required to contribute to the fund (i.e. local exchange providers, wireless providers, long-distance providers, etc.) and the basis on which they contribute. Service providers recover the amount of their required contributions to the federal universal service fund from their customers. Without more specificity regarding the likely outcome of the proceeding, we cannot estimate the impact a change in carrier contribution obligations would have on our operations.
On December 9, 2005, the FCC issued a notice of proposed rulemaking seeking comments on the need to redefine certain statutory terms established by the 96 Act. Changes to these definitions could result in a different allocation of universal service support received by non-rural carriers. The Company receives approximately $7.4 million annually in non-rural support and cannot estimate the financial impact resulting from changes to the definitions of the statutory terms until such changes, if any, are determined.
The FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company (“USAC”) begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-Deficiency Act (“ADA”), the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to consumers. In April 2005, the FCC tentatively concluded that the high-cost and low-income universal service programs of the universal service fund are compliant with ADA requirements, and has asked the Office of Management and Budget (“OMB”) to make a final determination on this issue, which they have yet to do. On February 16, 2007, Congress passed legislation to exempt the USF from ADA requirements until September 30, 2007. On January 5, 2007 a bill was introduced to exempt permanently the federal USF from ADA requirements. The bill has 23 co-sponsors and has been referred to the House Commerce Committee.
Unbundled Network Elements
To foster competition, the FCC requires ILECs to interconnect their networks with the networks of other telecommunications carriers. These requirements obligate us to unbundle many of our existing products and services into network elements to make them available to other telecommunications companies at wholesale rates. Furthermore, ILECs are obligated to allow other telecommunications carriers to place network equipment on their premises for the purpose of exchanging traffic and to compensate one another for the transport and termination of calls on one another’s networks.
Except for certain of our subsidiaries in Kentucky, Nebraska and Ohio, our local exchange subsidiaries are rural telephone companies, as defined under the 96 Act, and may assert exemptions from certain of the foregoing obligations, unless, in connection with a bona fide request from a prospective competitor, a state regulatory commission removes that exemption. Our subsidiaries in Alabama, North Carolina and portions of Oklahoma have waived their rural exemptions in exchange for other types of regulatory relief. Because we serve less than 2% of the nation’s access lines, all of our local exchange subsidiaries may seek specific suspensions or modification of interconnection obligations under the 96 Act where such interconnection obligations would otherwise cause undue economic harm or are technically infeasible. If the Company exceeds serving 2% of the nation’s access lines, our local exchange subsidiaries will not be able to seek suspensions or modifications under the 96 Act.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
In February 2005, The FCC adopted new rules governing the obligations of ILECs to unbundle certain elements of their local networks for use by competitors. These rules eliminated the Company’s obligation to offer certain unbundled network elements and also reduced Competitive Local Exchange Carrier (“CLEC”) access to other unbundled network elements based on specified economic conditions in relevant markets. To date, the impact of these rules on our ILEC operations has not been material. In addition, the FCC issued a proposed rulemaking relating to wholesale pricing of UNEs, which, if adopted, would likely result in increased UNE prices. We do not expect the potential increases to have a material impact on our wireline operations.
VoIP Telephony
A number of carriers have begun offering voice telecommunications services utilizing Voice Over Internet Protocol (“VoIP”) telephony. VoIP is challenging existing regulatory definitions and raises questions concerning how Internet Protocol (“IP”) enabled services should be regulated, if at all. Several state commissions have attempted to assert jurisdiction over VoIP services, but federal courts in New York and Minnesota have ruled that the FCC preempts the states with respect to jurisdiction. These cases are currently on appeal. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. The FCC indicated that the cost of the public switched telephone network should be borne equitably by the users and requested comment on the specific regulatory requirements that should be extended to IP-enabled service providers, including requirements relating to E-911, accessibility for the disabled, inter-carrier compensation and universal service. The extent of federal regulation of VoIP telephony services depends in large part on whether a particular service is considered a “telecommunications service”, which would be subject to regulation, or “information service”, which would not be subject to regulation. Although the FCC’s rulemaking regarding VoIP services remains pending, the FCC has adopted a series of related orders establishing broad parameters for the regulation of those services. In some instances, the FCC has ruled that certain VoIP services are an “information service” not subject to regulation. If the FCC ultimately determines that VoIP services are generally not subject to regulation, we would be competitively disadvantaged compared to VoIP service providers.
Broadband Services
On March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service, which ruling was upheld by the United States Supreme Court. In addition, on September 23, 2005, the FCC released an order declaring Digital Subscriber Line (“DSL”) an “information service” functionally integrated with a telecommunications component and no longer subject to a higher level of regulation as compared to cable modem service. The order further provides price cap companies the option to deregulate DSL, de-tariff DSL or keep DSL regulated as it is today. The Company elected to deregulate its broadband services in its price-cap properties effective October 2006 and will benefit from the decreased regulatory oversight of its broadband services through additional retail pricing flexibility and relief from federal universal service fund contributions. The Company will likely de-tariff its broadband services in its rate-of-return companies in 2007, which will also result in decreased regulatory oversight and additional retail pricing flexibility. Rate-of-return properties will continue to include broadband service revenues in their federal universal service fund assessable revenue base. The Company’s broadband products are experiencing significant growth throughout its service areas, and the primary broadband competitor is the less regulated cable modem service.
In response to a petition filed by the Department of Justice and other federal agencies, the FCC initiated a rulemaking in August 2004, to adopt new rules under Communications Assistance for Law Enforcement Act (“CALEA”) pertaining to wireline carriers’ packet mode communications services, including IP-based services. On September 21, 2005, the FCC released its order on CALEA requirements for broadband and ISP services, including VoIP services. The FCC found that ISP and VoIP services are “telecommunications services” subject to the requirements of the CALEA. The FCC also determined that IP-enabled services are subject to similar CALEA regulatory requirements that are applicable to inter-exchange and local exchange service providers.
Communications Assistance for Law Enforcement Act
Under CALEA, as well as under related federal statutes, we are required to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant. The Company is compliant in all material respects with CALEA requirements including the new requirements for broadband.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
Customer Proprietary Network Information
Customer Proprietary Network Information (“CPNI”) includes information such as the phone numbers dialed, frequency of calls, duration of calls and services purchased by a customer. The 96 Act requires service providers to ensure the confidentiality of CPNI and provides that CPNI may be used, disclosed or shared only if required by law, the customer has given approval, or CPNI is necessary for the provision of services from which CPNI was derived. The FCC has implemented rules that require service providers to establish safeguards to prevent the unauthorized disclosure of CPNI. The Company has implemented all required safeguards in accordance with FCC rules.
On February 10, 2006, the FCC issued a notice of proposed rulemaking seeking comment as to the adequacy of the existing safeguards. Specifically, the FCC sought comment on the need for additional security measures including: consumer-set passwords, data encryption, audit trails, data retention limits, and consumer notice of security breaches. The Company cannot estimate at this time the financial or operational impacts resulting from the proposed CPNI changes, if any.
STATE REGULATION
Local and Intrastate Rate Regulation
Most states in which our ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services, either by law or PSC rules. We have elected alternative regulation for certain of our ILEC subsidiaries in Alabama, Arkansas, Florida, Georgia, Kentucky, Missouri, Nebraska, North Carolina, New Mexico, Ohio, Oklahoma, Pennsylvania, South Carolina, and Texas. We continue to evaluate alternative regulation options in markets where our ILEC subsidiaries remain subject to rate-of-return regulation, specifically Mississippi and New York.
The following summary sets forth a description of the alternative regulation plan for each of the states in which alternative regulation options exist:
•	Our regulated Alabama wireline subsidiary has operated since 2005 under the price flexibility plan established by the PSC. Under this plan basic residential local service rates are capped for two years. In 2005, the legislature passed the Alabama Communications Reform Act of 2005. Under this Reform Act, only stand-alone basic service, network access services and certain calling features remain regulated after February 1, 2007. We have elected to be regulated under the Reform Act, effective February 1, 2007.
•	Windstream Arkansas has operated since 1997 under an alternative regulation plan established by statute. Under this plan, basic local rates and access rates may be adjusted annually by up to 75% of the annual change in the Gross Domestic Product-Price Index (“GDP-PI”). Other local rates may be changed without PSC approval and become effective upon the filing of revised tariffs. Windstream Communications Southwest has a reciprocity agreement with the Arkansas PSC that provides that rates approved by the Texas PSC for Texarkana, TX are deemed approved in Texarkana, AR. This reciprocity agreement ensures that all customers in Texarkana are charged the same rates.

•	Our regulated Florida wireline subsidiary operates under alternative regulation established by Florida statute. Under this plan, basic local rates may be increased once in any twelve-month period by an amount not to exceed the twelve-month change in the GDP-PI less 1%. Non-basic services are grouped by type into categories in accordance with PSC rules. We may increase rates for non-basic services as long as the annual increase for any such category does not exceed 6% in any twelve-month period. Non-basic rates can be increased by up to 20% annually in exchanges where another local provider is providing service.

•	Our regulated Georgia wireline subsidiaries operate under an alternative regulation plan established by statute. Under this plan, basic local rates may be increased annually based on the annual change in GDP-PI. Other local rates may be increased by filing revised tariffs.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
•	We have two regulated operating subsidiaries in Kentucky. On July 12, 2006 both elected a new form of alternative regulation approved by the Kentucky General Assembly during the 2006 legislative session. The new law freezes basic rates for electing companies for five years and then gives the PSC jurisdiction over rate adjustments for basic service thereafter. Rates for non-basic services may be adjusted without PSC approval either by filing revised tariffs or de-tariffing non-basic services and providing customer service agreements to end-users. The new law caps rates for intrastate switched access services and deems an electing utility’s rates, charges, earnings, and revenues to be just and reasonable. Wholesale interconnection arrangements between or among companies, as well as complaints for basic service and service quality metrics remain under the jurisdiction of the PSC.

•	On February 23, 2006, the Governor of Mississippi signed into law HB 1252, which substantially reduced state PSC regulation of wireline telecommunications services. The law became effective July 1, 2006. Under the new law, only stand-alone basic service and intrastate network access services remain regulated by the Mississippi Public Service Commission. Additionally, the PSC is developing a rural ILEC price regulation plan as an alternative form of regulation for rural companies. Windstream continues to evaluate these alternative forms of regulation, but has not made an election and continues to be regulated under rate-of-return.

•	Our regulated Missouri wireline subsidiary is subject to alternative regulation election established by statute. Under Missouri’s alternative regulation, basic local service and intrastate network access rates may be adjusted annually based on changes to the telephone service component of the Consumer Price Index. Prices for non-basic services may be increased up to 5% per year.

•	Our regulated Nebraska operations are subject to alternative regulation established by statute. In exchanges where local competition exists, companies can change rates upon ten days notice to the PSC. In exchanges where the PSC determines that local competition does not exist, companies can change rates for all services except basic local service with ten days notice to the PSC. In these exchanges, basic local rates may be increased upon ninety days notice to affected subscribers. Basic local rate increases are reviewed by the PSC only if rates are increased more than 10% in twelve consecutive months or in response to a formal complaint signed by at least 2% of affected subscribers.

•	On April 1, 2006, the New Mexico PSC began regulating Windstream pursuant to rules that will govern its retail prices and service quality. These rules, adopted in January 2006, will allow Windstream pricing flexibility on retail services. The rules also streamline the introduction and withdrawal of tariffs and the packaging and bundling of services. The PSC also adopted rules in late 2005 pertaining to intrastate network access rate reform. The rules generally required: 1) the reduction of intrastate access rates to interstate levels according to prescribed criteria; 2) the establishment of the initial benchmark rates to be used to determine support from the newly created state USF; and 3) the creation of a state USF to ensure revenue neutrality in connection with (1). On April 1, 2006, these rules were implemented and all ILECs, including Windstream, reduced their intrastate network access rates to interstate levels and began receiving support from the newly created state USF. Windstream will receive $8.3 million annually from the state USF.

•	Our regulated North Carolina subsidiary has operated since 1998 under an alternative regulation plan approved by the PSC. Local rates are adjusted annually by the annual change in GDP-PI. Rate changes are effective upon 14 days notice. In March 2006, the Commission approved requested changes to our price regulation plan allowing greater pricing flexibility, shorter implementation intervals for promotional offerings and deregulation of pricing for bundled service packages.

•	Our regulated Ohio wireline subsidiaries began in 2004 to operate under an alternative regulation plan established by the PSC. Under this plan, basic service rates have been capped. Non-basic service rates are subject to limited pricing flexibility. As of August 2006, new rules for alternative regulatory treatment of basic service have been adopted. Windstream continues to evaluate these new basic service rules but has not made an election.

•	We have three operating subsidiaries in Oklahoma. Our regulated Oklahoma wireline subsidiaries operate under an alternative regulation plan established by statute. Under this plan, basic service rates can be increased annually as long as the increase does not exceed $2.00. Legislation was enacted in May 2004 that regulates Windstream Communications Southwest (approximately 72% of access lines in Oklahoma) as a rural telephone company, thereby allowing this property significant pricing freedom for its basic services and reducing its costs of regulation.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
•	In July 2005, our regulated Pennsylvania subsidiary began operating under a new alternative regulation plan passed by the Pennsylvania General Assembly in 2004. Under this plan, we are required to make broadband Internet access available for purchase to 100% of our customer base by 2013. The plan also limits rate increases to the GDP-PI less 2%, annually. Rates for services the PSC has deemed to be competitive based on demonstrated availability of like or substitute services offered by alternative service providers are not regulated, but the public utility commission retains authority over the quality of these services. Revenue neutral rate rebalancing is also permitted for services not deemed competitive by the PSC.

•	Our regulated South Carolina operations are subject to alternative regulation established by statute. Local rates can be adjusted pursuant to an inflation-based index. All other service rates may be increased subject to a complaint process for abuse of market position. The PSC has determined that any allegations of abuse of market position will be investigated on a case-by-case basis. Rate increases become effective 14 days after filing.

•	We have four operating subsidiaries in Texas. These subsidiaries are subject to alternative regulation established by statute. Pursuant to the statute, basic local rates and intrastate network access rates are capped. In September 2005, the Texas Legislature adopted significant telecommunications reform legislation. This legislation created, among other provisions, a statewide video franchise for telecommunications carriers, established a framework for deregulation of the retail telecommunications services offered by incumbent local telecommunications carriers, created requirements for incumbent local telecommunications carriers to reduce intrastate access charges upon the deregulation of markets and directed the PSC to initiate a study of the Texas USF. The state legislature may further address issues of importance to rural telecommunications carriers in Texas, including the Texas USF, in the 2007 legislative session.
Universal Service
We receive USF support in a limited number of states in which we operate. In 2006, Windstream received $83.6 million in state universal service support excluding the support received by Valor prior to the merger. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. For the year ended December 31, 2006, Windstream received approximately $56.0 million from the Texas USF excluding the support received by Valor prior to the merger. The purpose of the Texas USF is to assist telecommunications providers in providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PSC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All customers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge by their customers. The rules governing the Texas USF provide for a review of the Texas USF every three years starting in 1999. In September 2002, the Texas PSC undertook its first review. In September 2003, the Texas PSC recommended no changes to the Texas USF. In September 2005, the Texas Legislature adopted significant telecommunications reform legislation. Part of that legislation directed the Texas PSC to initiate a study of the Texas USF and to make a report to the Texas Legislature. In addition, the 2005 legislation precludes the Texas PSC from undertaking any proceeding to reduce Texas USF support until after September 1, 2007. The Texas PSC completed its review and issued its report to the 2007 Texas Legislature in December 2006. The report recommended that the high-cost program for small companies should be reviewed further regarding such issues as reasonableness of basic local service rates as well as which lines should be eligible for support. Windstream receives approximately $12.0 million annually from this program. The report also concluded that the high-cost program for large companies should be updated and that the Texas PSC conduct a contested case or rulemaking under current law to consider, at a minimum, any appropriate re-sizing and re-targeting of support. Such a proceeding is not expected to be initiated until the third quarter of 2007. Windstream receives approximately $99.0 million from this program. The Company cannot estimate at this time the financial impact resulting from changes, if any, to the high-cost programs.
Other Regulations
Under applicable state regulations, some of our subsidiaries are required to obtain the applicable state commission approval for, or are subject to limitations on, any issuance of stock, incurrence of long term debt, payment of dividends, acquisition or sale of material utility asset or any change in control of these subsidiaries or their parent companies. Limits on dividends have not had any impact on the Company.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
PRODUCT DISTRIBUTION
Windstream’s product distribution subsidiary, Windstream Supply Inc. (“Windstream Supply”), is a nationwide provider of telecommunications equipment and logistics services to Windstream affiliates and contractors, as well as non-affiliated customers. In 2006, 2005 and 2004, 58 percent, 57 percent and 53 percent, respectively, of Windstream Supply’s sales were to affiliated companies. Non-affiliated customers include other local exchange carriers and communications providers, voice and data resellers, colleges and universities, governments, retail and industrial companies. Windstream Supply operates four warehouses and four counter-sales showrooms across the United States to maintain a wide variety of products used to support voice, high-speed data and video applications. Windstream Supply offers a large variety of telecommunications-related products for sale. Certain of these products are inventoried including switch modules, wired and wireless voice and data transport equipment, outside plant products and pole-line hardware, broadband modems, in-building wiring and jacks, VoIP telephone systems and local area networking products. Windstream Supply experiences substantial competition throughout its non-affiliate customer base from other distribution companies and from direct sales by manufacturers. Competition is based primarily on quality of service, product availability and price. To differentiate their offerings, Windstream Supply also offers other services to their customers including expert technical assistance, product configuration, specialized logistics services and a web tool used by customers to place orders and track order status. Windstream periodically evaluates its product and service offerings to meet customer expectations and to position Windstream Supply in the market as a quality, customer-focused distributor. In 2006, Windstream Supply recognized revenues of $141.0 million from external customers, achieved segment income of $4.8 million, and held total assets of $53.8 million.
OTHER OPERATIONS
In 2006, Windstream’s other operations, consisting of its directory publishing and telecommunications information services businesses, recognized revenues from external customers of $150.8 million and achieved segment income of $12.6 million and total assets of $80.0 million.
DIRECTORY PUBLISHING
The directory publishing subsidiary coordinates advertising, sales, printing, and distribution for 378 telephone directory contracts in 35 states. Of the total number of directory contracts published, 158 contracts pertain to Windstream’s subsidiaries. The directory publishing subsidiary provides all directory publishing services, except printing. The services provided by the directory publishing subsidiary includes directory yellow page advertising sales, contract management, production, billing, and marketing. Both R.R. Donnelly and Quebecor World Printers performed printing services for the directories published in 2006 under two separate service agreements that expire in 2007 and 2008, respectively.
On December 12, 2006 Windstream announced that it would split off its directory publishing business in what Windstream expects to be a tax-free transaction with entities affiliated with Welsh, Carson, Andersen and Stowe, a private equity investment firm, as discussed above in Pending Transactions.
TELECOMMUNICATIONS INFORMATION SERVICES
Following the sale of certain assets and related liabilities, including selected customer contracts and capitalized software development costs to Convergys Information Management Group, Inc. in December 2003 and the loss of one of its remaining unaffiliated wireline services customers in 2004, Windstream’s telecommunications information services operations consisted solely of providing data processing and outsourcing services to Valor. Immediately after the consummation of the spin-off and merger with Valor, the Company no longer incurs revenues and expenses for these activities.

Windstream Corporation
Form 10-K, Part I
Item 1. Business
FORWARD-LOOKING STATEMENTS
Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.
Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others: adverse changes in economic conditions in the markets served by Windstream; the extent, timing and overall effects of competition in the communications business; continued access line loss; the impact of new, emerging or competing technologies; the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities; the availability and cost of financing in the corporate debt markets; the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations; the effects of federal and state legislation, rules and regulations governing the communications industry; the adoption of intercarrier compensation and/or universal service reform proposal by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream; an adverse development regarding the tax treatment of the spin-off from Alltel on July 17, 2006 and the restrictions on certain financing and other activities imposed by the tax sharing agreement with Alltel; the failure to successfully complete the contemplated split-off of our directory publishing business, Windstream Yellow Pages, in what Windstream expects to be a tax-free transaction to affiliates of Welsh, Carson, Anderson & Stowe; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; unexpected results of litigation; the effects of work stoppages; the impact of equipment failure, natural disasters or terrorist acts; and those additional factors under the caption “Risk Factors” in this Annual Report. In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.
Windstream undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause Windstream’s actual results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties that may affect Windstream’s future results included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Annual Report and in other filings by Windstream with the Securities and Exchange Commission at www.sec.gov.

Windstream Corporation
Form 10-K, Part I
Item 1A. Risk Factors
Risks Relating to Windstream’s Business
We face intense competition in our businesses from many sources that could reduce our market share or adversely affect our financial performance.
Substantial and increasing competition exists in the wireline communications industry. Our ILEC operations have experienced, and will continue to experience, competition in their local service areas. Sources of competition to our local service business include, but are not limited to, wireless communications providers, resellers of local exchange services, interexchange carriers, satellite transmission service providers, cable television companies, competitive access service providers, including, without limitation, those utilizing Unbundled Network Elements- Platform or UNE-P, and voice-over-Internet-protocol, or VoIP, and providers using other emerging technologies.
Competition could adversely affect us in several ways, including (1) the loss of customers and market share, (2) the possibility of customers reducing their usage of our services or shifting to less profitable services, (3) our need to lower prices or increase marketing expenses to remain competitive and (4) our inability to diversify by successfully offering new products or services.
We may not be able to compete successfully with cable operators which are subject to less stringent industry regulations.
Cable television companies deploying a cable modem service represent our principal competitors for broadband Internet access. Broadband offerings by cable television companies are mostly unregulated by state public service commissions who regulate us and are not subject to tariffs, therefore providing such companies much greater pricing flexibility. As of December 31, 2006 the majority of our broadband DSL offerings were federally regulated and are required to comply with federal tariffs.
We also face competition from cable television companies providing voice service offerings. Voice offerings of cable operators are offered mainly under Competitive Local Exchange Carrier certificates obtained in states where they offer services and therefore are subject to fewer service quality or service reporting requirements. In addition, the rates or prices of the voice service offerings of cable companies are not subject to regulation. In contrast, our voice service rates or prices, in our capacity as an Incumbent Local Exchange Carrier, are subject to regulation by various state public service commissions and, unlike cable operators, are also subject to “carrier of last resort” obligations which generally obligates us to provide basic voice services to any person regardless of the profitability of such customer. We may not be able to compete successfully with cable companies in either the offering of broadband or voice services.
Competition from wireless carriers is likely to continue to cause access line losses which could adversely affect our operating results and financial performance.
Competition, mainly from wireless and broadband substitution, has caused in recent years a reduction in the number of Windstream access lines and generally has caused pricing pressure in the industry. As wireless carriers continue to expand and improve their network coverage while lowering their prices, some customers choose to stop using traditional wireline phone service and instead rely solely on wireless service. We anticipate that this trend toward solely using wireless services will continue, particularly if wireless prices continue to decline and the quality of wireless services improves. Many wireless carriers are substantially larger than we are and will have greater financial resources and superior brand recognition than we have. In the future, it is expected that the number of access lines served by us will continue to be adversely affected by wireless and broadband substitution and that industry-wide pricing pressure will continue. We may not be able to compete successfully with these wireless carriers.

Windstream Corporation
Form 10-K, Part I
Item 1A. Risk Factors
We may not be able to compete successfully against companies offering integrated communication services.
Through mergers, joint ventures and various service expansion strategies, providers of competing communications services are increasingly able to provide integrated services in many of the markets that we serve. If we are unable to offer integrated service offerings, we may not be able to compete successfully against competitors that offer more integrated service packages. During the fourth quarter of 2005, the Company began offering DISH Network satellite television service to its residential customers as part of a bundled service offering. In January 2007, Windstream announced a multi-year extension to our existing agreement with EchoStar Communications Corporation to offer DISH Network satellite television service to Windstream customers throughout its 16-state territory. We expect to continue to offer additional bundled services such as DSL, long distance and second lines with our basic voice service to create more appealing product offerings at more attractive prices to our customers. However, it may be difficult for us to provide customers a single, clear invoice and integrated customer care for bundled services. We have also decided not to offer wireless services as a bundle with our services at this time.
We could be harmed by rapid changes in technology.
The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and wireless communications. Rapid technological developments in wireless, personal communications services, digital microwave, satellite, broadband radio services, local multipoint distribution services, meshed wireless fidelity, or WiFi, and other wireless technologies could result in the development of products or services that compete with or displace those offered by traditional local exchange carriers (“LECs”). For example, we may be unable to retain existing customers who decide to replace their wireline telephone service with wireless telephone service. In addition, the development and deployment of cable and broadband technology will result in additional local telephone line losses for us if customers choose VoIP for their local telephone service. Additional access line loss will also likely occur as customers shift from dial-up data services, which are often on a second phone line, to high-speed data services. Furthermore, the proliferation of replacement technologies impacting our wireline business could require us to make significant additional capital investment in order to compete with other service providers that may enjoy network advantages that will enable them to provide services more efficiently or at a lower cost. Alternatively, we may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.
We provide services to our customers over access lines, and if we continue to lose access lines like we have historically, our revenues, earnings and cash flow from operations could be adversely affected.
Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years. Although our access lines increased by approximately 360,000, or 12 percent, during the year ended December 31, 2006, this increase was driven by the acquisition of Valor and its approximately 500,000 access lines. During 2006, including the acquired Valor operations on a pro forma basis, the number of access lines we served declined by approximately 4.4 percent due to a number of factors, including increased competition and wireless and broadband substitution. We expect to continue to experience net access line loss in our markets for an unforeseen period of time. Our inability to retain access lines could adversely affect our revenues, earnings and cash flow from operations.
We are subject to various forms of regulation from the Federal Communications Commission (“FCC”) and the regulatory commissions in the 16 states in which we operate which limits our pricing flexibility for regulated voice and broadband DSL products, subjects us to service quality, service reporting and other obligations, and exposes us to the reduction of revenue from changes to the universal service fund or the intercarrier compensation system.
As a provider of wireline communication services, we have operating authority from each of the 16 states in which we conduct local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these 16 states as well as from the FCC. State regulatory commissions have primary jurisdiction over local and intrastate services including, to some extent, the rates that we charge customers, and other telecommunications companies, and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. These regulations restrict our ability to adjust rates to reflect market conditions and affect our ability to compete and respond to changing industry conditions.

Windstream Corporation
Form 10-K, Part I
Item 1A. Risk Factors
Future revenues, costs, and capital investment in our wireline business could be adversely affected by material changes to these regulations, including, but not limited to, changes in inter-carrier compensation, state and federal USF support, UNE and UNE-P pricing and requirements, and VoIP regulation. Federal and state communications laws may be amended in the future, and other laws may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have.
In addition, these regulations could create significant compliance costs for us. Delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and conditions imposed in connection with such approvals could adversely affect the rates that we are able to charge our customers. Our business also may be affected by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, or addressing other issues that impact our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. Our compliance costs will increase if future legislation, regulations or orders continue to increase our obligations.
In 2006, the Company received approximately 8% of its revenues from state and federal Universal Service Funds, and any adverse regulatory developments with respect to these funds could adversely affect our profitability.
We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 8% of the Company revenues for the year ended December 31, 2006. A portion of such fees are based on relative cost structures, and we expect receipt of such fees to decline as we continue to reduce costs. Pending regulatory proceedings could, depending on the outcome, materially reduce our USF revenues.
We will be required to make contributions to state and federal USFs each year. Current state and federal regulations allow us to recover these contributions by including a surcharge on our customers’ bills. If state and/or federal regulations change, and we become ineligible to receive support, such support is reduced, or we become unable to recover the amounts we contribute to the state and federal USFs from our customers, our earnings and cash flow from operations would be directly and adversely affected.
We may be affected by significant restrictions with respect to certain actions that could jeopardize the tax-free status of our July 17, 2006 merger and spin-off.
The July 17, 2006 merger agreement restricts us from taking certain actions that could cause the spin-off to be taxable to Alltel under Section 355(e) of the Internal Revenue code or otherwise jeopardize the tax-free status of the spin-off or the merger (which the merger agreement refers to as “disqualifying actions”), including:
•	Generally, for two years after the spin-off, taking, or permitting any of our subsidiaries to take, an action that might be a disqualifying action without receiving the prior consent of Alltel;

•	For two years after the spin-off, entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of our stock or the issuance of shares of our stock, or options to acquire or other rights in respect of such stock, in excess of a permitted basket of 71,130,989 shares (as adjusted for stock splits, stock dividends, recapitalizations, reclassifications and similar transactions), unless, generally, the shares are issued to qualifying employees or retirement plans, each in accordance with “safe harbors” under regulations issued by the IRS;

•	For two years after the spin-off, repurchasing our shares, except to the extent consistent with guidance issued by the IRS;

•	For two years after the spin-off, permitting certain wholly-owned subsidiaries that were wholly-owned subsidiaries of Alltel Holding Corp. at the time of the spin-off to cease the active conduct of the Windstream business to the extent so conducted by those subsidiaries immediately prior to the spin-off; and

•	For two years after the spin-off, voluntarily dissolving, liquidating, merging or consolidating with any other person, unless (1) we are the survivor of the merger or consolidation or (2) prior to undertaking such action, we receive the prior consent of Alltel.

Windstream Corporation
Form 10-K, Part I
Item 1A. Risk Factors
Nevertheless, we will be permitted to take any of the actions described above in the event that the Internal Revenue Service has granted a favorable ruling to Alltel or us as to the effect of such action on the tax-free status of the merger and spin-off transactions. To the extent that the tax-free status of the transactions is lost because of a disqualifying action taken by us or any of our subsidiaries after the distribution date (except to the extent that Alltel has delivered a previous determination to us permitting such action), we generally will be required to indemnify, defend and hold harmless Alltel and its subsidiaries (or any successor to any of them) from and against any and all resulting tax-related losses incurred by Alltel.
Because of these restrictions, we may be limited in the amount of stock that we can issue to make acquisitions in the two years subsequent to the spin-off and merger. Also, our indemnity obligation to Alltel might discourage, delay or prevent a change of control during this two-year period that our stockholders may consider favorable.
We have little operating history as an independent company and our historical financial information is not necessarily representative of the results we would have achieved as an independent publicly traded company and may not be a reliable indicator of our future results.
The historical financial information included in this Annual Report does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as an independent publicly traded company during the periods presented or those results we will achieve in the future. This results from the fact that our historical financial results reflect allocations of corporate expenses from Alltel. The actual amount of the comparable expenses we would have incurred had we operated as an independent publicly traded company may have been greater than those allocated from Alltel.
Disruption in our networks and infrastructure may cause us to lose customers and incur additional expenses.
To be successful, we will need to continue to provide our customers with reliable service over our networks. Some of the risks to our networks and infrastructure include: physical damage to access lines, breaches of security, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we will experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third party service providers. We could experience more significant disruptions in the future. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, and thereby adversely affect our business, revenue and cash flow.
Weak economic conditions may decrease demand for our services.
We are sensitive to economic conditions and downturns in the economy. Downturns in the economies and vendor concentration in the markets we serve could cause our existing customers to reduce their purchases of our basic and enhanced services and make it difficult for us to obtain new customers.
Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.
As of December 31, 2006, approximately 1,955 of our employees, or 24% of all of our employees, at various sites were covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred. Within the last five years, one work stoppage occurred at our facility in Lexington, Kentucky, which involved approximately 350 employees and lasted approximately 120 days. Any work stoppages in the future could have a material adverse effect on Windstream’s business, financial condition or results of operations.

Windstream Corporation
Form 10-K, Part I
Item 1A. Risk Factors
We are currently party to 22 collective bargaining agreements with several unions, which expire at various times. Ten of these collective bargaining agreements, covering a total of approximately 797 employees as of December 31, 2006, are due to expire in 2007. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Any work stoppage in the future could have a material adverse effect on our business, financial condition or results of operations.
The split-off of our directory publishing business and related transactions are subject to certain conditions to closing that could result in the transactions being delayed or not completed, which could negatively impact our future business and operations.
Failure to complete the split-off of our directory publishing business to affiliates of Welsh Carson could negatively affect our future business and operations. The transactions are subject to customary conditions to closing. If any of the conditions to the transactions are not satisfied or, if waiver is permissible, not waived, the transactions will not be completed. If the split-off and related transactions are not completed for any reason, we will not recognize the anticipated benefits of the transactions, such as the retirement of a portion of our outstanding debt under our senior secured credit facilities and the repurchase of our common stock from Welsh Carson. In addition, we must pay our own expenses related to the transactions, including substantial legal, audit and financial advisory fees, even if the transaction is not completed, which could adversely affect our results of operations. Further, if the transaction with Welsh Carson is unsuccessful and our board of directors determines to seek another transaction, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the transaction with Welsh Carson.
Item 1B. Unresolved Staff Comments
No reportable information under this item.
Item 2. Properties
The Company’s properties do not provide a basis for description by character or location of principal units. The obligations under our senior secured credit facilities are secured by liens on substantially all of the personal property assets of Windstream and its subsidiaries who are guarantors of our senior secured credit facilities. A summary of the Company’s investment in property, plant and equipment segregated between the Company’s regulated wireline operations and product distribution is presented below.
WIRELINE PROPERTY
The Company’s wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, outside plant and related equipment. Outside communications plant includes aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in wireline property as of December 31, 2006, was as follows:

(Millions)
Land	$24.2
Buildings and improvements	426.5
Central office equipment	3,415.9
Outside communications plant	4,202.8
Furniture, vehicles and other equipment	429.0

Total	$8,498.4

Windstream Corporation
Form 10-K, Part I
Item 2. Properties
PRODUCT DISTRIBUTION PROPERTY
Properties of the product distribution operations mainly consist of office and warehouse facilities and software to support the business units in the distribution of telecommunications products. The total gross investment by category for the non-wireline operations of the Company as of December 31, 2006, was as follows:

(Millions)
Land	$—
Buildings and leasehold improvements	0.3
Software, including internally developed	6.5
Furniture, fixtures, vehicles and other	4.8

Total	$11.6

Windstream also holds a $22.0 million gross investment in property used in its publishing business. These assets are included in “Assets held for sale” in the December 31, 2006 consolidated balance sheet pursuant to the sale of that business as discussed in Note 17 (“Pending Transactions”) to the consolidated financial statements included in the financial supplement on page F-76. Certain Windstream properties are pledged as collateral as discussed further in Note 15 (“Supplemental Guarantor Information”) on pages F-67 to F-74.
Item 3. Legal Proceedings
On October 16, 2006, the Company received a negative ruling in a binding arbitration proceeding previously brought against Valor Communications Southwest LLC and Valor Communications Group, Inc., by former employees regarding stock option award agreements. The arbitrator awarded the former employees a collective interim award of $6.2 million for the value of options that the Company asserts were without value immediately prior to Valor’s initial public offering in February 2005. The basis for the interim award was the arbitrator’s finding that these particular claimants’ options were extended past the initial public offering date. On January 8, 2007, the arbitrator entered a final award in favor of the claimants totaling $7.2 million. The Company previously established a liability in the amount of approximately $9.4 million through a charge to goodwill to reflect the interim award and other potential damages that could have been part of the final award. The Company has reduced this liability and related charge to goodwill by approximately $2.2 million to reflect the actual amount of the final award. The claimants have filed separate complaints to confirm the award in Oklahoma federal district court. The Company has filed motions in Oklahoma to dismiss, or alternatively to transfer, the complaints to Texas federal district court and also filed a separate motion to vacate the arbitrator’s award in Texas federal district court. The Company intends to vigorously assert and defend its position in the matter.
The Company is party to various other legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of operations, cash flows or financial condition of the Company.
In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to the security holders for a vote during the fourth quarter of 2006.

Windstream Corporation
Form 10-K, Part II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	The outstanding shares of Windstream’s Common Stock are listed and traded on the New York Stock Exchange and trade under the symbol WIN. Prior to the merger with Valor on July 17, 2006, the Company’s common stock was listed and traded on the New York Stock Exchange under the symbol VCG, which was registered to Valor Communications Group, Inc. subsequent to their intial public offering on February 9, 2005. The following table reflects the range of high, low and closing prices of Windstream’s (and Valor’s) common stock as reported by Dow Jones & Company, Inc. for each quarter in 2006 and 2005:

					Dividend
Year	Qtr.	High	Low	Close	Declared

2006	4th	$14.43	$13.16	$14.22	$.25
	3rd	$13.63	$11.13	$13.19	$.20
	July 17th	$11.63	$11.43	$11.50	$.07	(1)
	2nd	$13.54	$11.28	$11.45	$.36
	1st	$13.42	$11.41	$13.16	$.36

2005	4th	$13.74	$11.22	$11.40	$.36
	3rd	$14.38	$13.03	$13.63	$.36
	2nd	$14.87	$12.51	$13.80	$.36
	1st	$16.17	$14.20	$14.47	$.18	(2)

(1)	On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. A partial, prorated dividend was declared by Valor for the period in the third quarter 2006 prior to the merger.

(2)	Represents the period from Valor’s Initial Public Offering, February 9, 2005 through March 31, 2005. A partial, prorated dividend was declared by Valor for the first quarter of 2005.
As of February 23, 2006, the approximate number of stockholders of common stock including an estimate for those holding shares in brokers’ accounts was 176,000.

For a discussion of certain restrictions on the ability of Windstream to pay dividends under its debt instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.

(b) Not applicable.

Windstream Corporation
Form 10-K, Part II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Set forth below is a line graph showing a quarterly comparison since February 9, 2005, of total cumulative stockholder returns on Windstream common stock, along with returns on the Standards & Poor’s (“S&P”) 500 Stock Index and the S&P Telcom Index. The S&P Telcom Index consists of the following companies: Alltel Corporation, AT&T Inc., CenturyTel Inc., Citizens Communications Company, Embarq Corporation, Qwest Communications International Inc., Sprint Nextel Corporation, Verizon Communications Inc. and Windstream Corporation.
Comparative Stockholder Return
Total Cumulative Stockholder Returns

	(2)		2005				2006
	2/9/2005	Q1 2005	Q2 2005	Q3 2005	Q4 2005	Q1 2006	Q2 2006	Q3 2006	Q4 2006
Windstream	$100.00	$95.65	$90.64	$91.87	$79.25	$93.97	$84.28	$99.18	$108.86
S&P 500	$100.00	$99.38	$100.74	$104.37	$106.55	$111.03	$109.43	$115.63	$123.38
S&P Telecom(1)	$100.00	$97.96	$101.47	$100.40	$100.25	$114.74	$114.09	$126.18	$137.15

(1)	S&P Telcom Index includes: AT, T, CTL, CZN, EQ, Q, S, VZ, WIN
(2) Represents the date of the Initial Public Offering for Valor Communications Group, Inc.

Windstream Corporation
Form 10-K, Part II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Set forth below is a line graph showing quarterly comparisons of stockholder returns since July 18, 2006, the initial day of trading following the spin-off from Alltel and merger with Valor. The graph includes the total cumulative stockholder returns on Windstream common stock, and comparative returns on the S&P 500 Stock Index and the S&P Telcom Index.
Comparative Stockholder Return - WIN Only
Total Cumulative Stockholder Returns

	(2)	2006
	7/18/2006	Q3 2006	Q4 2006
Windstream	$100.00	$117.67	$129.15
S&P 500	$100.00	$105.67	$112.74
S&P Telecom(1)	$100.00	$110.60	$120.21

(1)	S&P Telcom Index includes: AT, T, CTL, CZN, EQ, Q, S, VZ, WIN

(2)	Represents the initial day of trading following the spin-off of Alltel’s wireline telecommunications business and merger of that business with Valor.
The foregoing performance graphs contained in the Item 5 shall not be deemed to be soliciting material or be filed with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Windstream Corporation
Form 10-K, Part II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Under the Company’s stocked-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of December 31, 2006, the balance available for grant was 6,900,503.
The following table sets forth information about Windstream’s equity compensation plans as of February 6, 2007:
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	[c] (excluding securities
Plan Category	warrants and rights [a]	rights [b]	reflected in column [a])
Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans approved by security holders	—	—	6,348,104 (1)

Total	—	—	6,348,104

(1)	The Windstream Corporation 2006 Equity Incentive Plan was approved by stockholders of Valor on June 27, 2006.

Windstream Corporation
Form 10-K, Part II
Item 6. Selected Financial Data
For information pertaining to Selected Financial Data of Windstream, refer to pages F-28 through F-30 of the Financial Supplement, which is incorporated by reference herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For information pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations of Windstream, refer to pages F-2 to F-27 of the Financial Supplement, which is incorporated by reference herein.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
For information pertaining to the Company’s market risk disclosures, refer to page F-23 of the Financial Supplement, which is incorporated by reference herein.
Item 8. Financial Statements and Supplementary Data
For information pertaining to Financial Statements and Supplementary Data of Windstream, refer to pages F-31 to F-77 of the Financial Supplement, which is incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Windstream Corporation
Form 10-K, Part II
Item 9A. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Windstream’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, Windstream’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Immediately following the creation of Windstream Corporation from the merger of Valor Communications Group, Inc. and Alltel Holding Corp., which was effective on July 17, 2006, Valor’s internal control over financial reporting was replaced by a new internal control structure. Alltel Holding Corp. installed a new management team at Windstream, which included Alltel Holding Corp.’s Chief Executive Officer, Chief Financial Officer, Controller, and several other key members of management with responsibility over the internal control over financial reporting. This assumption of control by Alltel Holding Corp. resulted in the implementation of new policies, controls and procedures over financial reporting at Windstream, replacing most accounting and reporting functions at Valor, including, but not limited to: information technology, treasury, payroll and benefits administration, order provisioning, legal, customer billing, credit and collections, payment processing, inventory, tax and external reporting. Although these changes have been significant, management does not believe that these changes have negatively affected Windstream’s internal control over financial reporting.

Due to the significant changes to Windstream’s internal control over financial reporting during 2006, we did not perform an assessment of our internal control over financial reporting as of December 31, 2006, and thus we are not filing a report on management’s assessment of internal control over financial reporting as of December 31, 2006.
Item 9B. Other Information
No reportable information under this item.

Windstream Corporation
Form 10-K, Part III
Item 10. Directors, Executive Officers, and Corporate Governance
For information pertaining to Directors of Windstream Corporation refer to “Proposal No. 1 - Election of Directors” in Windstream’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the audit committee financial expert and corporate governance refer to “Board and Board Committee Matters” in Windstream’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which are incorporated herein by reference. For information pertaining to the Audit Committee, refer to “Audit Committee Report” in Windstream’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. Executive officers of the Company are as follows:

Name	Business Experience	Age
Jeffery R. Gardner	President and Chief Executive Officer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Executive vice President and Chief Financial Officer of Alltel Corporation from 1998 to 2005.	47

Brent K. Whittington	Executive Vice President and Chief Financial Officer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Vice President for Finance and Accounting of Alltel Corporation from 2002 to 2006.	36

Keith D. Paglusch	Chief Operating Officer of Windstream since July 17, 2006 and of Alltel Holding Corp. from March 2006 to July 2006; Executive Vice President of Operations for Global Signal, Inc. from 2004 to 2006; Various executive level positions Sprint Corporation prior to 2004.	49

John P. Fletcher	Executive Vice President, General Counsel and Secretary of Windstream since July 17, 2006 and of Alltel Holding Corp. from February 2006 to July 2006; Partner at Kutak Rock LLP from 2000 to 2006.	41

Michael D. Rhoda	Senior Vice President – Government Affairs of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 2002 to 2005 including Vice President of Business Development, and Vice President — Wireline Regulatory & Wholesale Services.	46

Robert G. Clancy, Jr.	Senior Vice President – Investor Relations and Treasurer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1998 to 2006 including Vice President of Sales and Distribution, Vice President of Internal Audit, and Vice President of Investor Relations.	42

Susan Bradley	Senior Vice President – Human Resources of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1990 to 2006 including Vice President – Human Resources, Compensation and Staffing.	55

Anthony W. Thomas	Controller of Windstream since July 17, 2006 and of Alltel Holding Corp. from June 2006 to July 2006; Various positions with Alltel Corporation from 1998 to 2006 including Vice President of Investor Relations and Vice President of Southeast Regional Finance.	35
Windstream has a code of ethics that applies to all employees and members of the Board of Directors. Windstream’s code of ethics, referred to as the “Working with Integrity” guidelines, is posted on the Investor Relations page of the Company’s web site (www.windstream.com) under “corporate governance”. Windstream will disclose in the corporate governance section of the Investor Relations page on its web site amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K. Windstream will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Senior Vice President-Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.
For information regarding compliance with Section 16(a) of the Exchange Act, refer to “Section 16 (a) Beneficial Ownership Reporting Compliance” in Windstream’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Windstream Corporation
Form 10-K, Part III
Item 11. Executive Compensation
For information pertaining to Executive Compensation, refer to “Compensation Committee Report on Executive Compensation” and “Management Compensation” in Windstream’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information pertaining to beneficial ownership of Windstream securities and director independence, refer to “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” and “Board and Board Committee Matters” in Windstream’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information pertaining to Certain Relationships and Related Transactions, refer to “Certain Transactions” in Windstream’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
For information pertaining to fees paid to the Company’s principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in Windstream’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.
Form 10-K, Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as a part of this report:
1.	Financial Statements:

The following Consolidated Financial Statements of Windstream Corporation and subsidiaries for the year ended December 31, 2006, included in the Financial Supplement, which is incorporated by reference herein:

Financial
Supplement
Page Number
Report of Independent Registered Public Accounting Firm	F-32
Consolidated Statements of Income - for the years ended December 31, 2006, 2005 and 2004	F-33
Consolidated Balance Sheets – as of December 31, 2006 and 2005	F-34
Consolidated Statements of Cash Flows - for the years ended December 31, 2006, 2005 and 2004	F-35
Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2006, 2005 and 2004	F-36
Notes to Consolidated Financial Statements	F-37 – F-77

		Form 10-K
		Page Number
2.	Financial Statement Schedules:
	Report of Independent Registered Public Accounting Firm	31
	Schedule II. Valuation and Qualifying Accounts	32

3.	Exhibits:
	Exhibit Index	33-36
Separate condensed financial statements of Windstream Corporation have been omitted since the Company meets the tests set forth in Regulation S-X Rule 4-08(e)(3). All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Windstream Corporation
Registrant

By	/s/ Jeffery R. Gardner	Date: March 1, 2007

Jeffery R. Gardner, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Brent K. Whittington	Date: March 1, 2007

Brent K. Whittington, Executive Vice President - Chief Financial Officer (Principal Financial Officer)

By	/s/ Jeffery R. Gardner

Jeffery R. Gardner, President, Chief Executive Officer and Director

By	/s/ Anthony W. Thomas	By	/s/ John P. Fletcher

Tony Thomas, Controller (Principal Accounting Officer)			* (John P. Fletcher, Attorney-in-fact)
Date: March 1, 2007
By	/s/ Francis X. Frantz

Francis X. Frantz, Chairman and Director

*Samuel E. Beall, III, Director

*Dennis E. Foster, Director

*Jeffrey T. Hinson, Director

*Judy K. Jones, Director

*William A. Montgomery, Director

*Frank E. Reed, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Shareholders of Windstream Corporation:
Our audits of the consolidated financial statements, referred to in our report dated March 1, 2007 appearing in this 2006 Annual Report on Form 10-K of the Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas,
March 1, 2007

WINDSTREAM CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
	Balance at	Charged to		Charged				Balance at
	Beginning	Cost and		to Other				End of
Description	of Period	Expenses		Accounts		Deductions		Period
Allowance for doubtful accounts, customers and other:
For the years ended:
December 31, 2006	$9.7	$18.4		—		$17.7	(A)	$10.4
December 31, 2005	$11.3	$29.2		—		$30.8	(A)	$9.7
December 31, 2004	$11.2	$38.3		—		$38.2	(A)	$11.3

Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2006	$—	$—		$10.6	(B)	$—		$10.6
December 31, 2005	$—	$—		$—		$—		$—
December 31, 2004	$—	$—		$—		$—		$—

Accrued liabilities related to restructuring and other charges:
For the years ended:
December 31, 2006	$—	$48.6	(C)	$17.8	(D)	$37.5	(E)	$28.9
December 31, 2005	$—	$35.7	(F)	$—		$35.7	(G)	$—
December 31, 2004	$—	$11.8	(H)	$—		$11.8	(I)	$—

Notes:

(A)	Accounts charged off net of recoveries of amounts previously written off.

(B)	Valuation allowance for deferred taxes was established related to expected realization of net operating losses assumed from Valor in the merger.

(C)	During 2006, the Company incurred $26.8 million of incremental costs, principally consisting of rebranding costs, consulting and legal fees, and system conversion costs related to the spin off of the Alltel wireline telecommunication business and merger with Valor. These costs do not include a $0.8 million non-cash charge related to the accelerated vesting of employees’ Alltel restricted stock, which was recorded against paid-in capital. Windstream also incurred $10.6 million in restructuring charges, which consisted of severance and employee benefit costs related to a planned workforce reduction, and $11.2 million in investment banker, audit and legal fees associated with the announced split off of its directory publishing business.

(D)	Valor integration charges included in goodwill in the amount of $17.8 million consisted primarily of severance and lease termination penalties.

(E)	Includes cash outlays of $28.4 million for restructuring costs charged to expense, and $9.1 million in cash outlays for Valor integration charged to goodwill.

(F)	During 2005, the Company incurred $4.5 million of severance and employee benefit costs related to a workforce reduction in its wireline operations. The Company also incurred $31.2 million of incremental costs, principally consisting of investment banker, audit and legal fees, related to the spin-off from Alltel and merger with Valor.

(G)	Includes cash outlays of $35.7 million for expenses in 2005.

(H)	During 2004, Windstream reorganized its operations and support teams and also announced its plans to exit its competitive service operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, Windstream recorded a restructuring charge of $13.6 million consisting of $11.6 million in severance and employee benefit costs related to a workforce reduction, $1.3 million of employee relocation expenses and $0.7 million of other exit costs. During 2004, the Company also recorded a $1.8 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of lease and contract termination costs. The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned lease and contract terminations.

(I)	Includes cash outlays of $11.8 million for expenses in 2004.
See Note 10, “Restructuring and Other Charges”, to the consolidated financial statements on pages F-59 to F-61 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the restructuring and other charges recorded by the Company in 2006, 2005 and 2004.

EXHIBIT INDEX

Number and Name
2.1	Distribution Agreement, dated as of December 8, 2005, between Alltel Corporation and Alltel Holding Corp. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of Alltel Corporation dated December 9, 2005).	*

2.2	Agreement and Plan of Merger, dated as of December 8, 2005, among Alltel Corporation, Alltel Holding Corp., and Valor Communications Group, Inc. (incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K of Alltel Corporation dated December 9, 2005).	*

3.1	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Corporation’s Registration Statement on Form S-4 filed May 23, 2006).	*

3.2	Amended and Restated Bylaws of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

4.1	Indenture dated July 17, 2006 among Windstream Corporation (as successor to Alltel Holding Corp.), certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.2	First Supplemental Indenture dated as of July 17, 2006 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.3	Indenture dated February 27, 2007 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

4.4	Indenture, dated February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, Valor Communications Group, Inc. and the other guarantors thereto, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Quarterly Report of Valor Communications Group, Inc. on Form 10-Q for the quarter ended March 31, 2005).	*

4.5	First Supplemental Indenture dated as of July 17, 2006 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream as guarantors thereto and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.6	Form of 8 1/8% Senior Note due 2013 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.7	Form of 8 5/8% Senior Note due 2016 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.8	Form of 7.0% Senior Note due 2019 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

*	Incorporated herein by reference as indicated.

(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
4.9	Form of 7 3/4% Senior Note due 2015 of Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp. (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of Valor Communications Group, Inc for the quarter ended March 31, 2005).	*

4.10	Registration Rights Agreement dated July 17, 2006 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets, Inc., Wachovia Capital Markets, LLC and Barclays Capital Inc. (incorporated herein by reference to Exhibit 4.5 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.11	Registration Rights Agreement dated February 27, 2007 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.3 to Windstream’s Current Report on Form 8-K dated March 1, 2007).	*

10.1	Transition Services Agreement dated July 17, 2006 between Alltel Corporation and Alltel Holding Corp. (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.2	Reverse Transition Services Agreement dated July 17, 2006 between Alltel Corporation and Alltel Holding Corp. (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.3	Tax Sharing Agreement dated July 17, 2006 among Alltel Corporation, Alltel Holding Corp. and Valor Communications Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.4	First Amendment to Securityholders Agreement dated July 17, 2006, by and among Valor Communications Group, Inc. and Welsh, Carson, Anderson & Stowe and certain individuals affiliated therewith, Vestar Capital Partners and certain individuals affiliated therewith, and certain of other stockholders of Valor (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.5	Amended and Restated Credit Agreement dated February 27, 2007 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger (incorporated herein by reference to Exhibit 10.1 to Windstream’s Current Report on Form 8-K dated March 1, 2007).	*

10.6	Director Compensation Program.	(a)

10.7	Form of Restricted Shares Agreement (Non-Employee Directors) entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

10.8	Amendment No. 1 to the Employee Benefits Agreement dated July 17, 2006 among Alltel Corporation and Alltel Holding Corp. (incorporated herein by reference to Exhibit 10.7 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.9	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K dated July 17, 2006)	*

*	Incorporated herein by reference as indicated.

(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
10.10	Windstream Corporation Benefit Restoration Plan (incorporated herein by reference to Exhibit 10.10 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.11	Amendment No. 1 to Windstream Corporation Benefit Restoration Plan effective as of December 29, 2006 (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated December 29, 2006).	*

10.12	Windstream Corporation 2007 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated December 29, 2006).	*

10.13	Form of Indemnification Agreement entered into between Windstream Corporation and its directors and executive officers (incorporated herein by reference to Exhibit 10.13 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.14	Form of Restricted Shares Agreement (Officers: Performance-Based Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

10.15	Form of Restricted Shares Agreement (Officers: Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

10.16	Employment Agreement, dated as of November 7, 2006, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated November 13, 2006).	*

10.17	Form of Change-In-Control Agreement, dated as of November 7, 2006, entered into between the Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated November 13, 2006).	*

10.18	Letter Agreement, dated as of November 7, 2006, between the Windstream Corporation and Francis X. Frantz (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated November 13, 2006).	*

10.19	Share Exchange Agreement, dated as of December 12, 2006, by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P. (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated December 12, 2006).	*

14.1	Code of Ethics (Working with Integrity) of Windstream Corporation (incorporated herein by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

21	Listing of Subsidiaries.	(a)

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	(a)

24	Power of Attorney.	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

*	Incorporated herein by reference as indicated.

(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

*	Incorporated herein by reference as indicated.

(a)	Filed herewith.

WINDSTREAM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Basis of Presentation
On July 17, 2006, Windstream Corporation (“Windstream or the “Company”) completed the spin-off from Alltel Corporation (“Alltel”) and the subsequent merger with Valor Communications Group Inc. (“Valor”), as further discussed below under “Acquisition.” For periods prior to the spin-off from Alltel, the Company’s consolidated financial statements were derived from the accounting records of Alltel, principally representing Alltel’s historical wireline and communications support segments. The Company has used the historical results of operations, and historical basis of assets and liabilities of the subsidiaries it owns and the wireline business it operates after completion of the spin-off, to prepare the consolidated financial statements for periods prior to the spin-off. For the periods through July 17, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. These expenses have been allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Management of both the Company and Alltel considered these allocations to be a reasonable reflection of the utilization of services provided.
The Company is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline and product distribution segments and other operations. The Company’s wireline segment consists of its retail and wholesale telecommunications services, including local, long distance, network access, video services, broadband and data services. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure and equipment to both affiliated and non-affiliated businesses. The Company’s other operations include the Company’s directory publishing and telecommunications information services operations. After the merger with Valor, telecommunications information services are no longer offered as Valor was the sole remaining external customer. As discussed in detail below, the Company has announced that it will split off the directory publishing business in 2007.
The management of the Company believes that the assumptions underlying its consolidated financial statements are reasonable. However, the Company’s consolidated financial statements included herein may not necessarily reflect its results of operations, financial position and cash flows in the future, or what its results of operations, financial position and cash flows would have been had it been a separate, stand-alone company during the periods prior to the spin-off from Alltel. The following discussion should be read in conjunction with the consolidated financial statements and the related notes as of December 31, 2006.
Executive Summary of 2006 Results
Windstream is a customer-focused telecommunications company that provides local telephone, long distance, network access, video services, broadband and high-speed data services to over 3.2 million residential and business customers primarily located in rural areas in 16 states. Among the highlights in 2006:
•	On July 17, 2006, the Company completed the spin-off from Alltel and the subsequent merger with Valor. This acquisition is significant to the Company because it expanded its retail presence into new markets by adding approximately 500,000 access lines in four states. The resulting company represents the largest telecommunications carrier in the United States focusing primarily on rural markets, and should have greater financial flexibility to develop and deploy products, expand the capacity of its network, respond to competitive pressures and improve the cost structure of its operations due to the resulting increased size and economies of scale.
•	In the twelve month period ended December 31, 2006, the Company added approximately 258,000 broadband customers, including 67,000 acquired with Valor. This increased our broadband customer base to over 656,000, or 20 percent of total access lines. The growth in broadband customers continues to more than offset the loss of local access lines.
•	Revenues and sales increased $109.8 million as compared with 2005, due primarily to the acquisition of Valor. Excluding the acquisition, revenues and sales decreased $112.5 million, primarily due to the increase in intercompany eliminations due to the discontinuance of the application of Statement of Financial Accounting Standard (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation,” as further discussed below, and the loss of access lines discussed below. Average revenue per wireline customer, however, increased four percent from a year ago to $75.29 due primarily to growth in broadband revenues.

•	Operating income increased 42 percent from a year ago, primarily reflecting the acquisition of Valor, the termination of a licensing agreement with Alltel as of June 30, 2006, and a decline in depreciation and amortization resulting from reductions in depreciable lives for certain assets associated with studies performed during 2005 and 2006.
During 2007, the Company will continue to face significant challenges resulting from competition in the telecommunications industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service funding and inter-carrier compensation. In addressing competition, the Company will continue to focus its efforts on improving customer service and expanding its service offerings.
Acquisition
On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders (the “Distribution”) and the merger of that wireline business with Valor (the “Merger”). For all periods prior to the effective time of the Merger, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel. Pursuant to the plan of Distribution and immediately prior to the effective time of the Merger with Valor described below, Alltel contributed all of its wireline assets in exchange for: (i) newly issued Company common stock, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”).
In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by the Company’s wireline subsidiaries. Also in connection with the Contribution the Company borrowed approximately $2.4 billion through a new senior secured credit agreement that was used to fund the special dividend and pay down a portion of the $261.0 million in long-term debt assumed by the Company in the Contribution. The debt securities issued by the Company to Alltel as part of the Contribution consisted of 8.625 percent senior notes due 2016 with an aggregate principal amount of $1,746.0 million (the “Company Securities”). These securities were issued at a discount, and accordingly, at the date of their distribution to Alltel, the Company Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). Following the Contribution, Alltel distributed 100 percent of the common shares of the Company to its shareholders as a tax-free dividend. Alltel also exchanged the Company Securities for certain Alltel debt held by certain investment banking firms. The investment banking firms subsequently sold the Company Securities in the private placement market. On November 28, 2006, the Company replaced the Company Securities with registered senior notes in the same amount with the same maturity.
Immediately after the consummation of the spin-off, the Company merged with and into Valor, with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation. As a result of the merger, all of the issued and outstanding shares of the Company’s common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of its common stock to Alltel shareholders pursuant to the Merger, or 1.0339267 shares of Valor common stock for each share of the Company’s common stock outstanding as of the effective date of the Merger. Upon completion of the Merger, Alltel’s stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, Windstream, and the stockholders of Valor owned the remaining approximately 15 percent of such equity interests. In addition, Windstream assumed Valor debt valued at $1,195.6 million.
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
Pending Transaction
On December 12, 2006, Windstream announced that it would split off its directory publishing business (the “Publishing Business”) in what Windstream expects to be a tax-free transaction with entities affiliated with Welsh,

Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and Windstream shareholder. The transaction will be effected pursuant to the terms of a Share Exchange Agreement (the “Share Exchange Agreement”) entered into among Windstream and Welsh, Carson, Anderson & Stowe VIII, L.P., a Delaware limited partnership; Welsh, Carson, Anderson & Stowe IX, L.P., a Delaware limited partnership; WCAS Capital Partners III, L.P., a Delaware limited partnership; Regatta Holding I, L.P., a Delaware limited partnership; Regatta Holding II, L.P., a Delaware limited partnership; and Regatta Holding III, L.P., a Delaware limited partnership (each a “WCAS Sub” and together the “WCAS Subs”). Anthony J. de Nicola, a WCAS partner, was a member of both the Valor and Windstream Board of Directors through the announcement of this transaction, at which time he resigned.
Prior to completing the transaction, Windstream will contribute the Publishing Business to a newly formed subsidiary (“Holdings”). Holdings will then pay a special dividend to Windstream in an amount equal to Windstream’s tax basis in the Publishing Business (currently estimated to be approximately $30.0 million), issue additional shares of Holdings common stock to Windstream, and distribute to Windstream certain debt securities of Holdings having an aggregate principal amount of approximately $250.0 million less the amount of the special dividend. Windstream expects to exchange the Holdings debt securities for outstanding Windstream debt with an equivalent fair market value and then retire that Windstream debt. Windstream also intends to use the proceeds of the special dividend to retire Windstream debt or repurchase Windstream equity. Following the completion of these transactions, Windstream will exchange all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”), which will then be retired. At the time of signing, the WCAS shares were valued at approximately $275.0 million based on a trailing average of Windstream’s stock price of $14.02 at that time. Given the value of the stock at the time of signing, the total value of the transaction was approximately $525.0 million. Based on the four day trailing average of Windstream common stock at February 23, 2007 of $15.05, the Exchanged WIN shares have a value of approximately $295.0 million, increasing the expected total value of the transaction to approximately $545.0 million.
In order to comply with the covenants in Windstream’s debt instruments, subject to the terms and conditions of the Share Exchange Agreement, Windstream will exchange 80% of the Holdings Shares for 80% of the Exchanged WIN Shares in a first-step closing that is expected to occur during the second quarter of 2007. The remaining Holdings Shares held by Windstream will be exchanged for the remaining Exchanged WIN Shares in a second-step closing that is expected to occur during the fourth quarter of 2007. The first-step closing is subject to customary conditions, including (i) expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the parties having received certain private letter rulings from the Internal Revenue Service (“IRS”) with respect to the tax treatment of the transactions, (iii) the receipt of customary solvency and surplus opinions by the Boards of Directors of Windstream and Holdings, and (iv) the contribution of the Publishing Business to Holdings and the exchange of Holdings debt for outstanding Windstream debt. The Company has since satisfied the requirements of the Hart-Scott-Rodino Act. The second-step closing is conditioned only on the absence of any injunction, but will not occur until Windstream is able to exchange the remaining shares in compliance with the terms of its debt instruments. The terms of the Share Exchange Agreement require the transaction to be completed by December 31, 2008.
The Share Exchange Agreement provides for a customary working capital adjustment pursuant to which the parties will make cash payments to each other to the extent that the working capital of the Publishing Business is less than or greater than a specified target working capital amount at the time of the first-step closing. The Share Exchange Agreement contains customary representations, warranties and covenants and may be terminated if, among other things, the first-step closing of the transaction has not been completed within twelve months or the IRS private letter rulings are not received. The parties have also agreed to customary indemnification for breaches of representations, warranties, covenants and other matters.
In connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the parties and their affiliates will enter into certain related ancillary agreements, including a Publishing Agreement, a Billing and Collection Agreement and a Tax Sharing Agreement. Pursuant to the Publishing Agreement, Windstream will grant Windstream Yellow Pages, Inc. (“Windstream Yellow Pages”), the Windstream subsidiary that currently operates the Publishing Business, an exclusive license to publish Windstream directories. Windstream Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the Publishing Agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Windstream Yellow Pages on advertising revenues generated from its directories for the duration of the Publishing Agreement. In conjunction with the Publishing Agreement, the Company has entered into an at-market executory contract to purchase minimum advertising in its directories for a period of three years, with a renewal option for two additional years available to WCAS.
Discontinuance of the Application of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation”
Historically, the Company’s Incumbent Local Exchange Carrier (“ILEC”) operations, except for certain operations acquired in Kentucky in 2002 and in Nebraska in 1999, followed the accounting for regulated enterprises prescribed by SFAS No. 71. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Recent changes, however, have impacted the dynamics of Windstream’s business environment. Specifically, on July 12, 2006, the Company transitioned its Kentucky intrastate operations, which were historically subject to rate-of-return regulation, to a newly established alternative form of regulation. In addition, on July 17, 2006, Windstream announced its completion of the spin-off of Alltel Corporation’s wireline business and merger with Valor, as discussed above. The former Valor properties are primarily subject to alternative price cap regulation. Accordingly, we have considered the change in the mix of our customer and revenue base from rate-of-return to an alternative form of regulation resulting from increased competition in our current assessment of criteria for the continued application of SFAS No. 71.
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
Based on these material factors impacting its operations, Windstream determined in the third quarter 2006, that it is no longer appropriate to continue the application of SFAS No. 71 for reporting its financial results. Accordingly, Windstream recorded a non-cash extraordinary gain of $99.7 million, net of taxes of $74.5 million, upon discontinuance of the provisions of SFAS No. 71, as required by the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of the Application of FASB Statement No. 71.” In addition, during the third quarter of 2006, Windstream began eliminating all intercompany revenues and related expenses. Previously, certain intercompany revenues and expenses earned and incurred by the Company’s regulated subsidiaries were not eliminated because they were priced in accordance with Federal Communication Commission guidelines and were recovered through the regulatory process.
Adoption of Accounting Standards
As of December 31, 2006, the Company adopted the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)”. The guidance of SFAS No. 158 requires us to recognize on our consolidated balance sheet the over-funded or under-funded amount of our defined benefit postretirement plans. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. We are also required to recognize as a component of accumulated other comprehensive income, net of taxes, the actuarial gains and losses and the prior service costs and credits have arisen but were not previously required to be recognized as components of net periodic benefit cost. Accumulated other comprehensive income is then adjusted as these amounts are later recognized into income as components of net periodic benefit cost. The adoption of SFAS No. 158 resulted in a reduction of our prepaid pension assets of $103.2 million, an increase in our liability for pension and other postretirement benefits of $106.1 million, a reduction in deferred taxes of $82.1 million and a reduction of accumulated other comprehensive income of $127.2 million. See Note 8, “Employee Benefit Plans and Postretirement Benefits”, for further details on the amounts reflected in our consolidated balance sheets.
On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Upon adoption of the standard, the Company followed the modified prospective transition method and valued its share-based payment transactions using a Black-Scholes valuation model. Under the modified prospective transition method, the Company recognizes compensation cost in its consolidated financial statements for all awards granted after January 1, 2006 and for all existing awards for which the requisite service has not been rendered as of the date of adoption. The adoption of SFAS No. 123(R) did not have a material impact on net income in 2006.
During the fourth quarter of 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). The Company evaluated the effects of FIN 47 on its operations and determined that, for certain buildings containing asbestos, the Company is legally obligated to remediate the asbestos if the Company were to abandon, sell or otherwise dispose of the buildings. In addition, the Company is legally obligated to properly dispose of its chemically-treated telephone poles at the time they are removed from service. In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations that followed the accounting prescribed by SFAS No. 71 historically included an additional provision for cost of removal, and accordingly, the adoption of FIN 47 had no impact to these operations until the Company discontinued the application of SFAS No. 71 in the third quarter of 2006. The cumulative effect of this accounting change in 2005 resulted in a non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, and was included in net income for the year ended December 31, 2005.
CONSOLIDATED RESULTS OF OPERATIONS

(In millions, except per share amounts)	2006	2005	2004

Revenues and sales:
Service revenues	$2,633.6	$2,463.6	$2,533.5
Product sales	399.7	459.9	400.0

Total revenues and sales	3,033.3	2,923.5	2,933.5

Costs and expenses:
Cost of services	858.4	796.1	813.7
Cost of products sold	281.8	374.8	333.8
Selling, general, administrative and other	365.7	340.1	327.9
Depreciation and amortization	449.6	474.2	508.5
Royalty expense to Alltel	129.6	268.8	270.2
Restructuring and other charges	49.4	35.7	11.8

Total costs and expenses	2,134.5	2,289.7	2,265.9
Operating income	898.8	633.8	667.6

Other income, net	8.7	11.6	13.7
Loss on extinguishment of debt	(7.9)	—	—
Intercompany interest income (expense)	31.9	23.3	(15.2)
Interest expense	(209.6)	(19.1)	(20.4)

Income before income taxes, extraordinary item and cumulative effect of accounting change	721.9	649.6	645.7

Income taxes	276.3	267.9	259.4

Income before extraordinary item and cumulative effect of accounting change	445.6	381.7	386.3
Extraordinary item, net of income taxes	99.7	—	—
Cumulative effect of accounting change, net of taxes	—	(7.4)	—

Net income	$545.3	$374.3	$386.3

Earnings per share:
Basic:
Income before extraordinary item and cumulative effect of accounting change	$1.02	$.95	$.96
Extraordinary item	.23	—	—
Cumulative effect of accounting change	—	(.02)	—

Net income	$1.25	$.93	$.96

Diluted:
Income before extraordinary item and cumulative effect of accounting change	$1.02	$.95	$.96
Extraordinary item	.23	—	—
Cumulative effect of accounting change	—	(.02)	—

Net income	$1.25	$.93	$.96

Total revenues and sales increased $109.8 million, or 4 percent, in 2006 and decreased less than 1 percent in 2005. Service revenues increased by $170.0 million or 7 percent in 2006. The acquisition of Valor accounted for a $222.3 million increase in service revenues in 2006. Eliminations of intercompany service revenues increased by $25.7 million in 2006, primarily due to the discontinued application of SFAS No. 71 as previously discussed. Wireline local access service and network access and toll revenues decreased $71.9 million in 2006 and $78.1 million in 2005, primarily as a result of the loss of wireline access lines due, in part, to fixed-line competition and wireless substitution. In addition, local service revenues declined $14.1 million in 2006 due to customers migrating from expanded calling area rate plans to packaged and unlimited long distance plans. Also, during 2006 Universal Service Fund (“USF”) revenues declined $15.4 million due to an increase in the national average cost per loop, combined with Windstream’s cost control measures, as further discussed below in “Results of Operations by Business Segment.” Telecommunications information services revenues also decreased $8.4 million and $24.6 million in 2006 and 2005, respectively, due to the loss of billings earned from Valor, which represented the Company’s only remaining unaffiliated customer prior to the merger with Valor, and the loss of one of the Company’s remaining unaffiliated wireline services customers during the fourth quarter of 2004. Finally, service revenues in 2005 reflected a decrease in advertising revenues earned from directories published in Windstream’s regulated markets of $12.2 million due to a change in the number and mix of directories published.
Partially offsetting the decline in service revenues attributable to local access service, network access and toll revenues, USF revenues and revenues derived from telecommunications information services were increases in revenues derived from broadband and other data services of $50.6 million in 2006 and $36.8 million in 2005, reflecting the growth in the Company’s broadband customer base and continued customer demand for these enhanced services. The growth in service revenues in 2006 was also driven by increased long distance revenues of $22.1 million due primarily to an increase in customer billing rates in all markets and the introduction of new packaged and unlimited rate plans in certain markets. Also, during 2006, Windstream received $9.5 million in commission revenues in conjunction with offering DISH Network digital satellite television service to our residential customers. In addition, during the third quarter of 2006, Windstream began providing certain network management services to Alltel pursuant to multi-year contracts, which resulted in the recognition of revenues of $9.8 million during 2006. During 2005, universal service fund (“USF”) revenues increased $12.5 million as a result of the decline in subscriber access revenues previously discussed.
Product sales decreased $60.2 million, or 13 percent, in 2006, and increased $59.9 million, or 15 percent, in 2005. The acquisition of Valor accounted for a $2.4 million increase in product sales in 2006. The decrease in product sales was primarily driven by the increase in intercompany eliminations due to the discontinuance of the application of SFAS No. 71 during the third quarter of 2006 as previously discussed. This change in accounting policy resulted in a reduction in consolidated product sales of approximately $81.6 million in 2006. This decrease was partially offset by an increase in sales of telecommunications equipment and data products to the Company’s regulated wireline operations during periods prior to the discontinuance of the application of SFAS No. 71. It was also offset by an increase in sales to external customers of $10.1 million due primarily to increases in sales to contractors and solid demand among smaller telecommunications providers. The increase in product sales in 2005 was due primarily to an increase in sales of telecommunications equipment and data products of $50.4 million related to increased capital expenditures by Windstreams’s wireline operations.
Cost of services, which represents the cost of provisioning service, as well as business taxes and bad debt expense, increased $62.3 million, or 8 percent, in 2006, and decreased $17.6 million, or 2 percent, in 2005. The acquisition of Valor accounted for a $67.8 million increase in cost of services in 2006. During 2006, the Company’s wireline operations incurred additional costs from other carriers for transport and termination of intrastate traffic in accordance with the terms of new agreements negotiated with those carriers during 2005, as well as incremental interconnection expense related to network management services provided to Alltel in periods following the spin-off. Partially offsetting these increases in cost of services was an increase in intercompany eliminations due to the discontinuance of the application of SFAS No. 71 during the third quarter of 2006 as previously discussed. In addition, bad debt expense declined in 2006 by $11.3 million, which was primarily due to the declines in revenue previously discussed, improvements in our overall collection efforts, and the sale in December 2006 of certain customer receivables of approximately $3.8 million, previously determined to be uncollectible. The 2005 decrease was driven primarily by a reduction in costs incurred by the telecommunications information services operations due to the loss of a customer as discussed herein.
Cost of products sold decreased $93.0 million, or 25 percent in 2006. The decline in cost of products sold is consistent with the decline in product sales discussed above and was due primarily to the increase in intercompany eliminations caused by the discontinuance of the application of SFAS No. 71. Cost of products sold increased $41.0 million, or 12 percent, in 2005, consistent with the increase in product sales discussed above.

Selling, general, administrative and other expenses increased $25.6 million, or 8 percent, in 2006 and $12.2 million, or 4 percent, in 2005. The acquisition of Valor accounted for a $21.8 million increase in selling, general, administrative and other expenses in 2006. Selling, general, administrative and other expenses in 2006 were affected by the decline in allocations received from Alltel related to services that Alltel provided for the Company for periods prior to the spin-off under a shared services arrangement, partially offset by a gradual increase in direct expenses associated with Windstream’s new corporate cost structure. The 2005 increase was due primarily to increased selling and marketing costs incurred by Windstream’s publishing subsidiary.
Depreciation and amortization expense declined $24.6 million, or 5 percent, and $34.3 million, or 7 percent, in 2006 and 2005, respectively. The acquisition of Valor accounted for a $56.4 million increase in depreciation and amortization expense in 2006. The decline primarily resulted from a reduction in depreciation rates for certain of the Company’s wireline operations, reflecting the results of studies of depreciable lives completed during 2006 and 2005.
Royalty expense to Alltel declined $139.2 million, or 52 percent, and $1.4 million or 1 percent, in 2006 and 2005, respectively. Windstream’s ILEC subsidiaries incurred a royalty expense from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. Following the spin-off and merger with Valor, Windstream no longer incurs this charge as it discontinued use of the Alltel brand name following a brief transitional rebranding period.
Restructuring and Other Charges
A summary of the restructuring and other charges recorded in 2006 was as follows:

		Product	Other
(Millions)	Wireline	Distribution	Operations	Total

Fees associated with spin-off from Alltel	$7.9	$—	$—	$7.9
Signage and other rebranding costs related to the spin-off	13.8	—	—	13.8
Severance and employee benefit costs	10.5	0.1	—	10.6
Costs associated with split-off of directory publishing	—	—	11.2	11.2
Computer system separation and conversion costs	5.9	—	—	5.9

Total restructuring and other charges	$38.1	$0.1	$11.2	$49.4

During 2006, the Company incurred $27.6 million of costs in connection with its spin-off from Alltel and merger with Valor. These costs consisted of $7.9 million of consulting and legal fees, $13.8 million of signage and other costs to rebrand the Company’s offices and vehicles, and $5.9 million of computer system separation and conversion costs. Of these charges, $26.6 million was paid in cash during the year, and $0.8 million related to a non-cash adjustment of compensation expense relating to the accelerated vesting of employees’ Alltel restricted stock pursuant to the spin-off. The remaining liability of $0.2 million will be funded through operating cash flows and paid during 2007.
In the fourth quarter of 2006, the Company announced a realignment of its operational functions to better serve customers and operate more efficiently. These changes will result in the elimination of approximately 180 net employee positions during the first half of 2007. In connection with these activities, the Company recorded a restructuring charge of $10.6 million consisting of severance and employee benefits related to this planned workforce reduction. Payments pursuant to the plan will be made during the first half of 2007 as positions are eliminated and will be funded through operating cash flows. As a result of the consolidation of certain functions and the standardization of processes, the Company expects to realize annual savings of approximately $15.0 million – $20 million beginning in 2008.
On December 12, 2006 Windstream announced that it would split off its directory publishing business in what Windstream expects to be a tax-free transaction with entities affiliated with Welsh, Carson, Andersen and Stowe, a private equity investment firm (see Note 17 to the accompanying consolidated financial statements for additional information regarding this pending transaction). In conjunction with this transaction, the Company incurred $11.2 million of incremental costs, primarily consisting of investment banker, audit and legal fees in the fourth quarter of 2006, of which $1.8 million had been paid by the end of the year. The remaining fees will be paid pursuant to the closing of the transaction in 2007 and will be funded through operating cash flows.

A summary of the restructuring and other charges recorded by our wireline operations in 2005 was as follows:

(Millions)

Severance and employee benefit costs	$4.5
Fees associated with spin-off and merger of wireline operations	31.2

Total restructuring and other charges	$35.7

During the third quarter of 2005, the Company incurred $4.7 million of severance and employee benefit costs related to a planned workforce reduction in its wireline operations. In the fourth quarter of 2005, the Company reduced the liabilities associated with the wireline restructuring activities by $0.2 million to reflect differences between estimated and actual costs paid in completing the employee terminations. As of December 31, 2005, Windstream had paid $4.5 million in severance and employee-related expenses, and all of the employee reductions had been completed. In connection with the spin-off from Alltel and merger with Valor, the Company incurred $31.2 million of incremental costs during the fourth quarter of 2005, principally representing accrued investment banker, audit and legal fees, which were paid through advances from Alltel.
A summary of the restructuring and other charges recorded in 2004 was as follows:

		Product	Other
(Millions)	Wireline	Distribution	Operations	Total

Severance and employee benefit costs	$11.2	$0.1	$0.3	$11.6
Relocation costs	1.2	—	0.1	1.3
Lease and contract termination costs	(1.8)	—	—	(1.8)
Other exit costs	0.7	—	—	0.7

Total restructuring and other charges	$11.3	$0.1	$0.4	$11.8

In January 2004, the Company announced plans to reorganize its operations and support teams. Also during February 2004, the Company announced plans to exit its competitive local exchange carrier operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, the Company recorded a restructuring charge of $13.6 million, consisting of $11.6 million in severance and employee benefit costs related to a planned workforce reduction, $1.3 million of employee relocation expenses and $0.7 million of other exit costs. As of December 31, 2005, the Company had paid all of the severance and employee-related expenses, and all of the employee reductions and relocations had been completed. During 2004, the Company also recorded a $1.8 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of lease and contract termination costs. The reductions primarily reflected differences between estimated and actual costs paid in completing the lease and contract terminations.
Restructuring and other charges decreased net income $36.0 million, $34.1 million and $7.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, giving consideration to tax benefits on deductible items. The restructuring and other charges discussed above were not allocated to our business segments, as management evaluates segment performance excluding the effects of these items. See Note 10 to the accompanying consolidated financial statements for additional information regarding these charges.
Other Income, Net
Other income, net decreased $2.9 million, or 25 percent, in 2006 and decreased $2.1 million, or 15 percent, in 2005. The decrease in other income in 2006 primarily resulted from a decrease in the amount of annual dividends paid on our investment in Rural Telephone Bank Class C stock. As of December 31, 2005, our investment in Rural Telephone Bank Class C stock was transferred to Alltel. As a result, we did not receive any related dividends during 2006. This decline in 2006 was partially offset by a $7.4 million increase in interest income earned on cash and short-term investments, which totaled $386.8 million at December 31, 2006.
Loss on Extinguishment of Debt
In conjunction with the spin-off from Alltel, as previously discussed, the Company repaid a portion of the long-term debt that had been issued by certain of the Company’s wireline subsidiaries. As a result, the Company incurred debt prepayment penalties of $7.9 million in 2006.
Intercompany Interest Income (Expense)
Prior to the spin-off from Alltel, the Company participated in a centralized cash management program with its parent company. Under this program, the Company earned interest on amounts remitted to Alltel at a rate based on current market rates for short-term investments and paid interest on amounts received from Alltel at a rate based on Alltel’s weighted-average borrowing rate. Intercompany interest income increased $8.6 million and $38.5 million in 2006 and 2005, respectively. The increase in both periods is primarily due to an increase in the amount of funds remitted to Alltel under the cash management program, combined with an increase in the advance interest rate. The Company has canceled its participation in the cash management program following the spin-off from Alltel.
Interest Expense
Interest expense increased $190.5 million, or 997 percent, in 2006 and decreased $1.3 million, or 6 percent, in 2005. As previously discussed, in conjunction with the spin-off from Alltel and merger with Valor, the Company borrowed approximately $4.9 billion of long-term debt under a credit facility and through the issuance of senior notes, and assumed $400.0 million principal value of additional senior notes from Valor. These borrowings, along with $181.0 million of debt issued by the Company’s wireline operating subsidiaries, resulted in approximately $5.5 billion of long-term debt at December 31, 2006. The weighted-average interest rate paid on the long-term debt in periods following the spin-off and merger was 7.8 percent.
Income Taxes
Income tax expense increased 3 percent in both 2006 and 2005, or $8.4 million and $8.5 million, respectively. The increase in income tax expense in 2006 is due to the increase in income before income taxes, partially offset by a settlement received from the Internal Revenue Service (“IRS”) during 2006 related to taxes paid during 1997 through 2003. The increase in income tax expense in 2005 was due primarily to the non-deductible expenses incurred related to the spin-off, as previously discussed. The Company’s effective tax rate in 2006 was 38.3 percent, compared to 41.3 percent in 2005 and 40.2 percent in 2004. For 2007, the Company’s effective income tax rate is expected to range between 39.0 and 41.0 percent. Changes in the relative profitability of our operation segments, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 12, “Income Taxes”, to the accompanying consolidated financial statements for further discussion of income tax expense and deferred taxes.
Extraordinary Item
As previously discussed, during the third quarter of 2006, Windstream discontinued the application of SFAS No. 71. Pursuant to the guidance in SFAS No. 101, “Discontinuation of the Application of FASB Statement No. 71,” the impact of discontinuing the application of SFAS No. 71 was recognized as an extraordinary gain, net of taxes. See Note 3, “Accounting Changes”, to the accompanying consolidated financial statements for further discussion of the components of this gain.
Cumulative Effect of Accounting Change
During the fourth quarter of 2005, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the assets. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized when incurred and reasonably estimable, recorded at fair value and classified as a liability in the balance sheet. When the liability is initially recorded, the entity capitalizes the cost and increases the carrying value of the related long-lived asset. The liability is then accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. At the settlement date, the entity will settle the obligation for its recorded amount and recognize a gain or loss upon settlement. FIN 47 states that the accounting guidance in SFAS No. 143 is applicable to asset retirement obligations that are conditional on the occurrence of a future event.
We evaluated the effects of FIN 47 on our operations and determined that, for certain buildings containing asbestos, we are legally obligated to remediate the asbestos if we were to abandon, sell or otherwise dispose of the buildings. In addition, we are legally obligated to properly dispose of our chemically-treated telephone poles at the time they are removed from service. In accordance with federal and state regulations, depreciation expense for our ILEC operations that followed the accounting prescribed by SFAS No. 71 have historically included an additional provision for cost of removal, and accordingly, the adoption of FIN 47 had no impact on these operations. The cumulative effect of this change resulted in a non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, and was included in net income for the year ended December 31, 2005. Upon discontinuance of the provisions of SFAS No. 71, as previously discussed, the provisions for FIN 47 were also applied to chemically-treated telephone poles in the Company’s other wireline operations. The impact of applying the provisions of FIN 47 is included in the non-cash extraordinary gain previously discussed.

Weighted Average Common Shares Outstanding
The weighted average number of common shares outstanding increased 8 percent in 2006. The increase in 2006 primarily reflects a partial year impact of the additional 70.9 million common shares assumed through the merger with Valor on July 17, 2006. Common shares in historical periods totaled 402.9 million and represented the shares issued to Alltel shareholders pursuant to the spin-off of the Alltel wireline division.
RESULTS OF OPERATIONS BY BUSINESS SEGMENT
Wireline Operations

(Millions, access lines and long distance customers in thousands)	2006	2005	2004

Revenues and sales:
Local service	$1,094.8	$1,081.5	$1,115.6
Network access and interconnection	1,137.6	1,034.1	1,038.3
Long distance	219.0	180.4	174.1
Miscellaneous	307.2	255.8	256.9

Total revenues and sales	2,758.6	2,551.8	2,584.9

Costs and expenses:
Cost of services	893.3	825.0	824.0
Cost of products sold	36.7	31.7	29.4
Selling, general, administrative and other	322.2	302.4	301.2
Depreciation and amortization	446.0	470.2	504.0
Royalty expense to Alltel	129.6	268.8	270.2

Total costs and expenses	1,827.8	1,898.1	1,928.8

Segment income	$930.8	$653.7	$656.1

Access lines in service (excludes broadband lines)	3,242.9	2,885.7	3,009.4
Average access lines in service	3,053.3	2,950.0	3,061.5
Average revenue per customer per month (a)	$75.29	$72.08	$70.36
Long distance customers	1,991.0	1,750.8	1,770.8

Notes:
(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.
Wireline operations consists of the Company’s retail and wholesale telecommunications services, including local, long distance, broadband, and network access. Wireline revenues and sales increased $206.8 million, or 8 percent, in 2006 and decreased $33.1 million or 1 percent in 2005. The acquisition of Valor accounted for a $222.3 million increase in wireline revenues and sales in 2006. Customer access lines increased 12 percent in 2006, reflecting the addition of the Valor operations, partially offset by declines in both primary and secondary access lines. The Company lost approximately 138,000 and 124,000 access lines during 2006 and 2005, respectively, primarily resulting from the effects of fixed line competition and wireless substitution, and the Company expects access lines to continue to be impacted by these effects in 2007.
To slow the decline of revenue in 2007, we will continue to emphasize sales of enhanced services and bundling of our various product offerings including broadband, voice and digital satellite television. Deployment of broadband service is a strategic imperative for the Company, and as of December 31, 2006, approximately 77 percent of our addressable lines were broadband-capable compared to approximately 73 percent for the same period in 2005. During 2006 and 2005, we added approximately 258,000 and 154,000 broadband customers, respectively, including 67,000 acquired during 2006 from Valor, increasing our broadband customer base to over 656,000 customers, which represents a penetration rate of 20 percent of access lines in service as of December 31, 2006. The growth in the Company’s broadband customers more than offset the decline in customer access lines noted above. As a result, and as further discussed below, revenues generated from the sales of data services increased during 2006, which partially offset the adverse effects on wireline revenues resulting from the loss of access lines. In addition, during the fourth quarter of 2005, we began offering DISH Network digital satellite television service to our residential customers as part of a bundled product offering. Our partnership with DISH Network is also an important strategic initiative for the Company, as it allows us to provide a full suite of telecommunications and entertainment services to our customers on one integrated bill.

Local service revenues consist of local exchange telephone services provided to both residential and business customers, including monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting, and non-recurring charges for service activation and reconnection of service. Local service revenues increased $13.3 million, or 1 percent, in 2006 and decreased $34.1 million, or 3 percent, in 2005. The acquisition of Valor accounted for a $68.5 million increase in local service revenues in 2006.
Local service revenues in both periods primarily reflected reductions consistent with the overall decline in access lines discussed above. In addition, the decline in local service revenues in 2006 reflected reductions in expanded calling area rate plans of $14.1 million. As further discussed below, the Company has begun offering new long distance rate plans in select markets, which has induced customers to move from expanded calling areas to unlimited long distance calling and has resulted in increases in long distance revenues. The decline in local service revenues in 2006 was also the result of discounts provided to customers who elected a bundle of services. These discounts are applied to non-regulated features included in the package such as voice mail and caller identification. Conversely, the decline in local service revenues in 2005 attributable to access line loss was partially offset by growth in revenues derived from the sales of those features and equipment protection plans. Revenues from these services increased $3.6 million in 2005, reflecting continued demand for these products and services.
Network access and interconnection revenues include switched access, special access, end user charges and receipts from federal and state USF. Switched access represents usage sensitive charges to long distance companies for access to our network in connection with the completion of interstate and intrastate long distance calls. Special access represents dedicated circuits, including circuits used to provide broadband service, while end user charges are monthly flat-rate charges assessed on access lines. Network access and interconnection revenues increased $103.5 million, or 10 percent in 2006, and decreased slightly in 2005. The acquisition of Valor accounted for a $119.6 million increase in network access and interconnection revenues in 2006. Primarily due to the overall decline in access lines discussed above, network access usage and toll revenues decreased $30.7 million in 2006 and $42.8 million in 2005. Partially offsetting the decline in network access and interconnection revenues in both periods due to access line loss was the growth in revenues earned from data services, which increased $30.1 million and $26.0 million in 2006 and 2005, respectively. The growth in revenues from data services in both 2006 and 2005 primarily reflected increased demand for high-speed data transport services. In addition to the effects of access line loss and increased demand for data services, federal and state USF funding decreased $15.4 million in 2006 and increased $12.5 million in 2005, respectively. Windstream receives both federal and state USF subsidies due to the rural nature of most of its regulated markets. The decrease in USF revenues in 2006 resulted primarily from a decrease in the high-cost loop support (“HCLS”) funding received by our regulated subsidiaries. The decreases in HCLS funding primarily resulted from increases in the national average cost per loop combined with the effects of our cost control efforts. Receipts from the HCLS fund are based on a comparison of each company’s embedded cost per loop to a national average cost per loop. Primarily due to expected increases in the national average cost per loop and our continued focus on controlling operating costs in our regulated business, we expect net federal and state USF receipts in 2007 to decline by approximately $15.0 million, compared to 2006. The increase in USF revenues in 2005 resulted primarily from an increase of $13.3 million in interstate common line support (“ICLS”) funding received in our rate-of-return markets as a result of the declining subscriber access revenues discussed above. ICLS funding is intended to ensure that rate-of-return carriers receive sufficient revenues to earn an appropriate profit margin, defined as 11.25 percent of eligible costs.
Long distance revenues primarily consist of per minute and recurring charges for placing interstate and intrastate long distance calls. Revenues derived from long distance services increased $38.6 million, or 21 percent, in 2006. The acquisition of Valor accounted for a $16.6 million increase in long distance revenues in 2006. The increase was primarily driven by new rate plans initiated in various markets during 2006 that provide packages of minutes or unlimited minutes of long distance services for a flat monthly recurring charge and an increase in customer billing rates in all markets initiated during October 2006. In response to competitive pressures, the Company continues to introduce long distance rate plans in its markets that provide customers with various billing options. Revenues attributable to long distance services increased $6.3 million, or 4 percent, in 2005, primarily due to an increase in customer billing rates initiated during the second quarter of 2005 on one of our most popular billing plans. In both years, the increases were partially offset by a decline in usage charges resulting from the effects of customers migrating to the packaged rate plans previously discussed.
Miscellaneous revenues primarily consist of charges for the non-regulated portion of broadband services, directory advertising, customer premise equipment sales and rentals, billing and collection services provided to long distance companies and commissions earned from activations of digital satellite television service. Miscellaneous revenues increased $51.4 million, or 20 percent, in 2006 and decreased slightly in 2005. The acquisition of Valor accounted for a $17.6 million increase in miscellaneous revenues in 2006. Primarily driven by growth in broadband customers, revenues from broadband services increased $20.5 million in 2006 and $10.8 million in 2005. In addition, sales and rentals of customer premise equipment increased $3.4 million in 2005, reflecting continued customer demand for these products. In 2006, sales and rentals of customer premise equipment also included $1.5 million related to sales of broadband modems. During October 2006, Windstream began selling broadband modems to customers subject to a rebate offer. The rebate offer is for a fixed amount per modem and expires after 45 days if not claimed by the customer. Modem sales revenues recognized during 2006 pursuant to the rebate program have been reduced by the portion of rebates expected to be claimed by customers. Also, we generated $9.5 million and $1.1 million in commissions revenue in 2006 and 2005, respectively, in conjunction with offering DISH Network digital satellite television service to our residential customers as discussed above. In addition, during the third quarter of 2006, Windstream began providing certain network management services to Alltel pursuant to multi-year contracts entered into as part of the separation, which resulted in the recognition of revenues of $9.8 million during 2006. Offsetting these increases in miscellaneous revenues in 2005 were decreases in directory advertising revenues of $12.2 million, primarily due to a change in the number and mix of directories published during the period.
Primarily due to the broadband customer growth and increased long distance revenues, average revenue per customer per month increased 4 percent in 2006. The growth in broadband customers and increased sales of enhanced features in 2005 resulted in growth in average revenue per customer per month of 2 percent compared to the corresponding prior year period. Future growth in average revenue per customer per month will depend on our success in sustaining growth in sales of broadband and other enhanced services to new and existing customers.
Cost of services increased $68.3 million, or 8 percent, in 2006 and increased slightly in 2005. The acquisition of Valor accounted for a $67.8 million increase in cost of services in 2006. Cost of services in 2006 included a decrease in bad debt expense of $7.5 million consistent with the decline in revenues discussed above and improvements in the collection rates. In addition, during December 2006, Windstream sold certain customer receivables that had been deemed uncollectible to a third party collection agency for $3.8 million, which was reflected as a reduction in bad debt expense. Also, cost of services declined in 2006 due to decreases in costs associated with providing broadband-capable modems to new broadband customers driven by volume discounts earned by the Company. In addition, because the Company began selling broadband modems to its customers, subject to a rebate offer as discussed above, during October 2006, Windstream began classifying costs associated with broadband-capable modems as costs of products sold. Conversely, interconnection expenses increased $15.4 million in 2006. These increases were primarily due to additional costs charged by other carriers for transport and termination of intrastate traffic in accordance with the terms of new agreements negotiated with these carriers that took effect during 2005, as well as increased transport costs associated with the growth in broadband customers and long distance minutes of use due to increases in package rate plans previously discussed. In addition, interconnection expenses increased $5.6 million in 2006 due to incremental expenses incurred in the provision of network management services to Alltel as previously discussed.
Cost of services for 2005 included approximately $3.2 million of incremental costs incurred during the first quarter of 2005 related to work force reductions in our wireline business, as well as higher overtime and maintenance costs due to inclement weather. Cost of services in 2005 also included $4.4 million of additional customer service expenses attributable to the growth in broadband customers, specifically the costs associated with subsidizing broadband-capable modems to new broadband customers. In addition, cost of services in 2005 included increased regulatory fees of $5.6 million related to an increase in the contribution factor applicable to universal service funding, which was collected from our customers. Offsetting the increase in overtime expense, customer service costs and regulatory fees in 2005 was a decrease in business taxes of $6.3 million and a decrease in bad debt expense of $4.4 million, both consistent with the decline in revenues discussed above.
Cost of products sold increased $5.0 million, or 16 percent, in 2006 and increased $2.3 million, or 8 percent, in 2005. The increase in 2006 primarily resulted from the classification of costs associated with sales of broadband-capable modems as cost of products sold beginning in October 2006, as previously discussed, and the acquisition of Valor. The increase in 2005 was consistent with the increase in sales and rentals of customer premise equipment discussed above.

Selling, general, administrative and other expenses increased $19.8 million, or 7 percent, in 2006 and increased slightly in 2005. The acquisition of Valor accounted for a $21.8 million increase in selling, general, administrative and other expenses in 2006. Selling, general, administrative and other expenses in 2006 were affected by the combination of a decline in intercompany allocations received from Alltel leading up to the separation, offset by a gradual increase in expenses associated with Windstream’s new corporate cost structure. Prior to the spin, under a shared services arrangement, Alltel provided certain functions on the Company’s behalf, including but not limited to accounting, marketing, customer billing, information technology, legal, human resources, and engineering services. The increase in 2005 was due primarily to higher insurance premiums related to employee medical and dental plans. Partially offsetting the increase in employee benefit costs in 2005 was a decline in intercompany allocations received from Alltel.
Depreciation and amortization expense decreased $24.2 million, or 5 percent, in 2006 and $33.8 million, or 7 percent, in 2005. The acquisition of Valor accounted for a $56.4 million increase in depreciation and amortization expense in 2006. The decrease in depreciation and amortization expense primarily resulted from a reduction in depreciation rates for the Company’s Florida, Georgia, and South Carolina operations, reflecting the results of studies of depreciable lives completed during 2005, and for its Alabama, Arkansas, North Carolina, Pennsylvania and certain Texas operations, reflecting the results of studies completed during 2006. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. During 2007, the Company expects to review the depreciation rates utilized in certain of its remaining wireline operations.
Royalty expense decreased $139.2 million, or 52 percent, and $1.4 million or 1 percent, in 2006 and 2005, respectively. Prior to the separation, Windstream’s regulated subsidiaries incurred a royalty expense from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. Following the spin off and merger with Valor, Windstream no longer incurs this charge as it discontinued the use of the Alltel brand name following a brief transitional rebranding period.
Wireline segment income increased $277.1 million, or 42 percent in 2006, and decreased slightly in 2005, or $2.4 million. The acquisition of Valor accounted for a $75.4 million increase in wireline segment income in 2006. The increase in segment income in 2006 primarily resulted from the termination of the licensing agreement with Alltel, the favorable effects of reduced depreciation rates and the incremental expenses associated with work force reductions and higher overtime and repair costs incurred in the first quarter of 2005, which were partially offset by the decline in revenues and sales due to the loss of access lines, as discussed above. The decrease in segment income in 2005 primarily resulted from the decline in revenues and sales due to the loss of access lines, which was partially offset by the favorable effects of reduced depreciation rates, as discussed above.
Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2006	2005	2004

Fees associated with spin-off from Alltel	$7.9	$31.2	$—
Signage and other rebranding costs	13.8	—	—
Severance and employee benefit costs	10.5	4.5	11.2
Computer system separation and conversion costs	5.9	—	—
Lease and contract termination costs	—	—	(1.8)
Relocation costs	—	—	1.2
Other exit costs	—	—	0.7

Total restructuring and other charges	$38.1	$35.7	$11.3

Regulatory Matters – Wireline Operations
The Company’s Incumbent Local Exchange Carriers (“ILECs”) are regulated by both federal and state agencies. The Company’s interstate products and services and the related earnings are subject to federal regulation by the Federal Communications Commission (“FCC”), and the Company’s intrastate and local services are subject to state regulation by the respective state Public Service Commissions (“PSCs”). The FCC has primary jurisdiction over interstate switched and special network access rates and broadband service offerings. State PSCs have primary jurisdiction over matters including local service rates, intrastate switched and special network access rates, quality of service, depreciation rates, the disposition of public utility property, the issuance of securities or debt and the accounting systems used by telecommunications companies for regulatory reporting purposes.
Telecommunications Legal Reform
The Telecommunications Act of 1996 (“the 96 Act”) significantly changed and may further change the existing laws and regulations governing the telecommunications industry. The primary goal of the 96 Act was to create competition in the wireline market by requiring ILECs to sell portions of their networks to competitors at reduced wholesale rates (known as unbundled network elements). The 96 Act also established rules for interconnecting wireline and wireless service providers’ networks. Unfortunately, the 96 Act failed to contemplate the rapid evolution of technology and the associated consumer demand for wireless services and the Internet. Today, providers of communications services are regulated differently depending primarily upon the network technology used to deliver service. In an effort to reform the manner in which telecommunications service providers are regulated, bills have been introduced in Congress designed to reduce the existing level of regulation on the industry and update applicable laws governing, among other things, interconnection, inter-carrier compensation, the provision of broadband services, universal service contribution and distribution methodologies and the video franchise approval process. The prospect for federal legislation in 2007 is uncertain. Therefore the Company cannot predict the outcome of these efforts to reform regulation of the telecommunications industry or their potential impact on the business.
Federal Regulation
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
We receive USF support in a limited number of states in which we operate. In 2006, Windstream received $83.6 million in state universal service support excluding the support received by Valor prior to the merger. In 2007, the Company expects to receive approximately $130 million to $140 million in state USF support. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. For the year ended December 31, 2006, Windstream received approximately $56.0 million from the Texas USF excluding the support received by Valor prior to the merger. In 2007, the Company expects to receive approximately $100 million to $110 million in Texas USF, including support received in the former Valor markets, for the full year.
Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and the Company cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations. For a detailed discussion of our federal and state regulation, see Item 1. “Regulation” of this annual report on Form 10-K.

Product Distribution

(Millions)	2006	2005	2004

Revenues and sales:
Product sales	$334.9	$307.9	$257.5

Total revenues and sales	334.9	307.9	257.5

Costs and expenses:
Cost of products sold	312.8	289.2	239.5
Selling, general, administrative and other	15.9	12.4	12.4
Depreciation and amortization	1.4	1.9	2.5

Total costs and expenses	330.1	303.5	254.4

Segment income	$4.8	$4.4	$3.1

Revenues and sales from Windstream’s product distribution segment are primarily derived from sales of equipment to affiliated and non-affiliated communications companies. Such revenues and sales increased $27.0 million, or 9 percent, and $50.4 million, or 20 percent, in 2006 and 2005, respectively. Sales of telecommunications equipment and data products to the Company’s affiliated entities increased in both periods. The increase in 2006 in affiliated sales was primarily due to sales to the newly acquired Valor markets, while the increase in 2005 primarily reflected an increase in capital expenditures by Windstream’s regulated wireline operations. In addition, sales to external customers increased $10.1 million in 2006, due primarily to increases in sales to contractors and solid demand among smaller telecommunications providers. For the year ended December 31, 2006, intercompany sales were $193.9 million, or 57.9 percent of total sales, compared to intercompany sales of $177.0 million, or 57.5 percent of total sales, in 2005.
Cost of products sold increased $23.6 million, or 8 percent, and $49.7 million, or 21 percent, in 2006 and 2005, respectively. The increase in both periods was consistent with the growth in revenues and sales discussed above. As a result, segment income for 2006 and 2005 was substantially unchanged compared to the prior periods.
During 2006 and 2004, restructuring and other charges in both periods amounted to $0.1 million. These charges related to severance and employee benefit costs and were not included in segment income for the product distribution operations. There were no restructuring and other charges related to product distribution during 2005.
Other Operations

(Millions)	2006	2005	2004

Revenues and sales:
Directory publishing	$153.5	$154.7	$155.9
Telecommunications information services	8.8	17.2	41.8

Total revenues and sales	162.3	171.9	197.7

Costs and expenses:
Cost of services	9.0	17.9	34.4
Cost of products sold	111.0	114.9	126.8
Selling, general, administrative and other	27.5	25.6	14.3
Depreciation and amortization	2.2	2.1	2.0

Total costs and expenses	149.7	160.5	177.5

Segment income	$12.6	$11.4	$20.2

Revenues and sales from the Company’s other operations are derived from revenues associated with publishing directories for affiliated and non-affiliated local exchange carriers and charges to non-affiliated telecommunications companies for information services (primarily customer billing). Revenues and sales attributable to the Company’s other operations decreased $9.6 million, or 6 percent, and $25.8 million, or 13 percent, in 2006 and 2005, respectively.
Telecommunications information services revenues decreased $8.4 million, or 49 percent, in 2006, due to the loss of billings earned from Valor, which represented the Company’s only remaining unaffiliated customer prior to the merger with Valor. Revenues decreased $24.6 million, or 59 percent, in 2005 due to the loss of an unaffiliated wireline service customer during the fourth quarter of 2004. Following the spin-off from Alltel and merger with Valor, the Company no longer incurs revenues or recognizes expenses for these activities. Revenues derived from the Company’s directory publishing operations were relatively unchanged in 2006 and 2005 compared to the prior periods.

Segment income for Windstream’s other operations increased $1.2 million, or 11 percent, in 2006 and decreased $8.8 million, or 44 percent, in 2005. The increase in 2006 was primarily due to an improvement in the profit margins in the directory publishing operations as a result of a reduction in bad debt expense caused by improved collection rates. The decline in 2005 was primarily due to the declining profit margins in the telecommunications information services operations, as the revenue declines due to the loss of customers noted above outpaced the corresponding reduction in operating expenses due to the continuance of overhead and other fixed operating costs.
For further discussion of the pending sale of the publishing business, see Note 17, “Pending Transactions”, to the consolidated financial statements.
Set forth below is a summary of the restructuring and other charges related to the other operations that were not included in the determination of segment income for the years ended December 31:

(Millions)	2006	2005	2004

Costs associated with split-off of directory publishing	$11.2	$—	$—
Severance and employee benefit costs	—	—	0.3
Relocation costs	—	—	0.1

Total restructuring and other charges	$11.2	$—	$0.4

Segment Capital Requirements
The primary uses of cash for our operating segments are capital expenditures for property, plant and equipment to support our wireline operations. Annual capital expenditures by operating segment are forecasted as follows for 2007:

(Millions)	Range of Capital Expenditures

Wireline	$347.0	—	$377.0
Product Distribution	0.3	—	0.3
Other Operations	2.7	—	2.7

Totals	$350.0	—	$380.0

Capital expenditures for 2007 will be primarily incurred to construct additional network facilities and to upgrade our telecommunications network. The forecasted spending levels in 2007 are subject to revision depending on changes in future capital requirements of our business segments. Each of our operating segments in 2006 generated positive cash flows sufficient to fund their day-to-day operations and to fund their capital requirements. We expect our operating segments to continue to generate sufficient cash flows in 2007 to fund their operations and capital requirements.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

(Millions)	2006	2005	2004

Cash flows from (used in):
Operating activities	$1,125.2	$954.6	$968.3
Investing activities	(299.0)	(353.6)	(335.6)
Financing activities	(451.3)	(602.4)	(627.1)
Effect of exchange rate changes	—	—	(0.1)

Change in cash and short-term investments	$374.9	$(1.4)	$5.5

Cash Flows – Operating Activities
Cash provided from operations is the Company’s primary source of funds. The increase in cash provided from operations in 2006 compared to 2005 is driven primarily by increased cash flows due to the acquisition of Valor. The decrease in cash provided from operations in 2005 primarily was due to the decline in earnings from our wireline business segment. Additionally, cash flows from continuing operations in both years also reflected changes involving capital requirements, including timing differences in billing and collections of accounts receivable, purchases of inventory, and the payment of trade payables, interest and taxes. During 2006, the Company generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during 2007.

Cash Flows – Investing Activities
Capital expenditures are the Company’s primary use of capital resources. Capital expenditures were $373.8 million in 2006, $356.9 million in 2005 and $337.8 million in 2004. Capital expenditures in each of the past three years were incurred to construct additional network facilities and to upgrade our telecommunications network in order to offer other communications services, including broadband communications services. During each of the past three years, we funded our capital expenditures through cash flows from operations. As indicated in the table above under “Segment Capital Requirements”, we expect capital expenditures to be approximately $350.0 million to $380.0 million for 2007, which will be funded from cash flows from operations. Investing activities in 2006 included $69.0 million of cash obtained in the acquisition of Valor.
Cash Flows – Financing Activities
As previously discussed, during 2006, the Company completed the spin-off from Alltel and merger with Valor. As further discussed under “Liquidity and Capital Resources,” in connection with the spin-off, on July 17, 2006, the Company paid a special dividend to Alltel of $2,275.1 million. In addition, the Company repaid $80.8 million of debt, including $11.9 million in current maturities, previously issued by the Company’s wireline operating subsidiaries. The Company funded the special dividend payment and the repayment of operating company debt from $2.4 billion of borrowings under a new senior secured credit agreement. In addition, the Company issued $1,746.0 million of exchange notes to Alltel, net of original issue discount of $42.8 million. In conjunction with the merger with Valor, the Company issued $800.0 million of senior notes, the proceeds of which were used to repay Valor’s existing credit facility of $780.6 million. The Company also maintains a $500.0 million revolving line of credit, which was undrawn as of December 31, 2006.
In addition to the activities discussed above, retirements of long-term debt amounted to $10.0 million in 2006 and $22.1 million in both 2005 and 2004, respectively. Retirements of long-term debt in each period reflects the required scheduled principal payments under the Company’s existing long-term debt obligations.
In periods prior to the spin-off, dividend payments to Alltel were a significant use of capital resources for the Company. Dividend payments to Alltel amounted to $99.0 million in 2006 compared to $233.6 million and $239.1 million for the same periods in 2005 and 2004. Subsequent to the merger, the Company paid $4.9 million of dividends on common shares that had been declared and accrued by Valor prior to the transaction for the period from July 1, 2006 through the date of the merger on July 17, 2006.
The Company’s Board of Directors has adopted a current dividend policy for the payment of cash quarterly dividends at a rate of $0.25 per share on the Company’s common stock. The Company’s Board of Directors can change this policy at any time at its discretion. On August 3, 2006, the Company’s Board of Directors declared a dividend in the amount of $0.204 per share of the Company’s common stock, which was paid in the amount of $97.3 million on October 16, 2006 to shareholders of record as of September 30, 2006. The dividend was prorated from July 17, 2006, the effective date of the Merger with Valor, and the indicated quarterly dividend rate implied by the prorated dividend was $0.25 per share. On November 7, 2006, the Company’s Board of Directors declared a dividend in the amount of $0.25 per share of the Company’s common stock. This dividend, totaling $119.2 million, was paid on January 16, 2007 to shareholders of record as of December 29, 2006.
The Company’s ability to pay dividends is subject to compliance with the Company’s financial covenants (including the leverage and interest coverage ratios discussed below), a restricted payments covenant and the absence of a default under the Company’s senior secured credit facilities. Under the restricted payments covenant, the Company may use all available distributable cash for each quarterly period commencing on October 1, 2006 to the end of the most recently ended fiscal quarter for which the Company has delivered a quarterly financial compliance certificate to the administrative agent to declare and pay dividends. However, without regard to the foregoing restriction on available distributable cash, the Company was allowed to pay dividends not exceeding $237.5 million for its quarterly dividends declared for the third and fourth quarters of 2006. As discussed above, the Company declared combined dividends of $216.5 million for these two quarters.
Available distributable cash for any period means, without duplication (a) adjusted EBITDA (discussed in the liquidity and capital resources section below); plus (b) any extraordinary or non-recurring cash gain, other than any such gain resulting from any sale, transfer or other disposition of assets; minus (c) to the extent included in determining such adjusted EBITDA, the sum of (i) cash interest expense; (ii) all taxes paid in cash; and (iii) any extraordinary or nonrecurring loss, expense or charge paid in cash; minus (d) the sum of (i) dividends and other restricted payments, unless funded from proceeds of certain equity offerings or other sources that are not operating cash flow; (ii) certain permitted investments; (iii) payments to repay, redeem, retire or refinance any indebtedness, other than repayments of the revolving loans under the senior secured credit facilities and certain other indebtedness, unless such payments are funded from proceeds of certain equity offerings or other sources that are not operating cash flow; and (iv) capital expenditures, unless funded from proceeds of certain equity offerings or other sources that are not operating cash flow.
As previously discussed, prior to the spin-off from Alltel, the Company participated in the centralized cash management practices of Alltel. Under these practices, cash balances were transferred daily to Alltel bank accounts, and the Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. At December 31, 2005 the Company had a net payable to Alltel, which was included in Parent Company Investment of Alltel in the accompanying consolidated balance sheet. During 2006, the Company reduced its overall net borrowings from Alltel by $290.3 million, compared to reductions of $346.7 million in 2005 and $365.9 million 2004.
Liquidity and Capital Resources
The Company believes that it has adequate operating cash flows to finance our ongoing operating requirements, including capital expenditures, payments of interest and scheduled amortization of long-term debt and payment of dividends. As previously discussed, on July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. Pursuant to the plan of Distribution and immediately prior to the effective time of the Merger with Valor described below, Alltel contributed all of the wireline assets in exchange for: (i) newly issued Company common stock (ii) the payment of a special dividend to Alltel in an amount of $2,275.1 million and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”). In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by the Company’s wireline operating subsidiaries. Also in connection with the Contribution the Company borrowed approximately $2.4 billion through a new senior secured credit agreement that was used to fund the special dividend and repay $80.8 million (plus $7.9 million in related make-whole premiums and $1.9 million in accrued interest) of the long-term debt assumed by the Company in the Contribution. The debt securities issued by the Company to Alltel as part of the Contribution consisted of 8.625 percent senior notes due 2016 with an aggregate principal amount of $1,746.0 million (the “Company Securities”). The Company Securities were issued at a discount, and accordingly, at the date of their distribution to Alltel, the Company Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). Following the Contribution, Alltel distributed 100 percent of the common shares of the Company to its shareholders as a tax-free dividend. Alltel also exchanged the Company Securities for certain Alltel debt held by certain investment banking firms. The investment banking firms subsequently sold the Company Securities in the private placement market. On November 28, 2006, the Company replaced the Company Securities with registered senior notes in the same amount with the same maturity.
Immediately following the Merger, the Company issued 8.125 percent senior notes due in 2013 in the aggregate principal amount of $800.0 million which was used in part to repay the Valor credit facility in the amount of $781.0 million. As part of the foregoing, Windstream assumed $400.0 million principal in outstanding notes issued by subsidiaries of Valor. As a result, Windstream assumed or incurred approximately $5.5 billion of long-term debt in connection with the Contribution and the Merger.
As discussed above, on December 12, 2006, Windstream announced that it would split off its directory publishing business in what Winstream expects to be a tax-free transaction with entities affiliated with WCAS, a private equity investment firm and Windstream shareholder. The Company will receive $250.0 million in consideration in the form of a special dividend in an amount equal to its tax basis in the publishing business (currently estimated to be $30.0 million), and debt securities with an aggregate principle amount of $250.0 million less the amount of the special dividend. Windstream expects to exchange those debt securities for Windstream debt securities with an equivalent fair market value and then retire that Windstream debt. The transaction is expected to result in the retirement of at least $220.0 million of outstanding Windstream debt. The transaction will also result in the repurchase of at least 19,574,422 shares of Windstream common stock, representing a value, at the time of signing, of approximately $275.0 million based on a trailing average of Windstream’s stock price of $14.02 at that time. Given the value of the stock at the time of signing, the total value of the transaction was approximately $525.0 million. Based on the trailing average of Windstream common stock at February 23, 2007 of $15.05, the Exchanged WIN shares have a value of approximately $295.0 million, increasing the expected total value of the transaction to approximately $545.0 million.

Windstream’s senior secured and senior unsecured credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) were as follows at December 31, 2006:

Description	Moody’s	S&P	Fitch

Senior secured credit rating	Ba1	BBB-	BBB-
Senior unsecured credit rating	Ba3	BB-	BB+

Outlook	Stable	Negative	Stable

Factors that could affect Windstream’s short and long-term credit ratings would include, but are not limited to, a material decline in the Company’s operating results, increased debt levels relative to operating cash flows resulting from future acquisitions or increased capital expenditure requirements or changes to our dividend policy. If Windstream’s credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on its borrowings, and the Company’s access to the public capital markets could be adversely affected. A downgrade in Windstream’s current short or long-term credit ratings would not accelerate scheduled principal payments of Windstream’s existing long-term debt.
The terms of our senior secured credit facilities and indentures include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict our ability to incur additional indebtedness. In particular, under the senior secured credit facilities, the Company must maintain the following financial ratios:
(a) total leverage ratio must be no greater than 4.5 to 1.0 on the last day of any fiscal quarter;
(b) interest coverage ratio must be greater than 2.75 to 1.0 on the last day of any fiscal quarter.
The leverage ratio is the ratio of indebtedness to adjusted EBITDA, and the interest coverage ratio is the ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA means (1) net income, adjusted to exclude the cumulative effect of accounting changes and certain other exceptions; plus (2) the following items, to the extent deducted from consolidated adjusted net income: (a) provision for taxes based on income or profits; (b) interest expense, to the extent deducted in computing net income; (c) depreciation, amortization, goodwill impairment charges and other non-cash expenses, subject to certain exceptions; plus (d) the amount of any minority interest expense deducted in computing net income; plus (e) any non-cash compensation charge arising from any grant of stock, stock options or other equity-based awards, to the extent deducted in computing net income; plus (f) certain non-cash income (or loss) related to hedging activities, to the extent deducted in computing net income; minus (g) non-cash items increasing such net income, subject to certain exceptions. The indentures governing the Company’s senior notes contain similar covenants that in general are the same as or are no more restrictive than those contained in the senior secured credit facilities.
In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2006, the Company was in compliance with all such covenants and restrictions.
Because of restrictions contained in the Merger Agreement with Alltel, Windstream may be limited in the amount of stock that it can issue to make acquisitions or raise additional capital in the two year period ending July 17, 2008 (“the restricted payment period”). These restrictions are intended to prevent Windstream from taking any actions that could cause the spin-off from Alltel to be taxable to Alltel under Section 355(e) of the Internal Revenue Code or otherwise jeopardize the tax-free status of the spin-off from Alltel or the Merger. In particular, during the restricted payment period, Windstream is prohibited from entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of Windstream stock or the issuance of shares of Windstream’s stock, or options to acquire or other rights in respect of such stock, in excess of a permitted basket of 71,130,989 shares (as adjusted for stock splits, stock dividends, recapitalizations, reclassifications and similar transactions), unless, generally, the shares are issued to qualifying Windstream employees or retirement plans, each in accordance with “safe harbors” under regulations issued by the IRS. Nevertheless, Windstream can take any of the actions described above in the event that the IRS grants a favorable ruling to Alltel or Windstream as to the effect of such action on the tax-free status of the spin-off or Merger.

As previously discussed, the transaction to split off the Company’s publishing business with WCAS will result in the repurchase of at least 19,574,422 shares of Windstream common stock, which will accordingly reduce the permitted basket of shares for use in future transactions until the restricted payment period expires.
On February 27, 2007, Windstream completed the private placement of $500.0 million aggregate principal amount of senior notes due 2019. The new senior notes were priced with an interest rate of 7.0 percent. Windstream used the net proceeds of the offering to repay $500.0 million of amounts outstanding under its term loan portion of its senior secured credit facilities. Additionally, Windstream received consent of lenders to an amendment and restatement of its $2.9 billion secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under tranche B of the term loan portion of the facilities; modify the pre-payment provision; modify certain covenants to permit the consummation of the previously announced split-off of its directory publishing business; and make other specified changes. These changes are expected to result in an annual reduction in interest expense of approximately $4.0 million. The notional amount of $125.0 million under the interest rate swap will no longer be designated as a hedge, and the portion of any changes in fair value related to the ineffective portion will be recognized through net income. Also as a result of these financing transactions, Moody’s has updgraded the debt rating on the Company’s senior secured credit facilities to Baa3.
At December 31, 2006, current maturities of long-term debt were $32.2 million. The Company expects to fund the payment of these obligations through operating cash flows.
Pension Plans
Prior to the spin-off from Alltel, substantially all of the Company’s employees participated in a non-contributory, qualified defined benefit pension plan maintained by Alltel. Prior to January 1, 2005, employees of our directory publishing subsidiary did not participate in the plan. In December 2005, the qualified defined benefit pension plan was amended such that future benefit accruals for all eligible non-bargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). In addition, Alltel had entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits. Allocations of pension expense related to these plans from Alltel total $9.2 million in the period ended July 17, 2006, and $15.1 million and $11.3 million in the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, no allocation of Windstream’s share of the pension plans’ assets or liabilities had been included in its financial statements.
Following the spin-off, Windstream established a qualified defined benefit pension plan whose provisions are substantially equivalent to the provisions of the plan maintained by Alltel. In conjunction with establishing the new plan and prior to adopting SFAS No. 158, the Company received from Alltel net prepaid pension assets totaling $191.6 million. The Company also assumed certain obligations in conjunction with the merger totaling $33.5 million at the date of merger from a non-contributory qualified pension plan formerly sponsored by Valor. In total, approximately $850.0 million in assets were transferred into a master trust, which the Company created specifically to hold the assets of its employee benefit plans. The Valor plan was merged into the Windstream plan effective December 31, 2006. In addition, Windstream has entered into individual retirement agreements with certain retired executives providing for unfunded supplemental pension benefits. For the period of 2006 following inception of the Windstream benefit plans, pension expense totaled $11.1 million. These expenses are included in cost of services and selling, general, administrative and other expenses in the accompanying consolidated statements of income.
After adopting the provisions of SFAS No. 158, as further discussed in Note 3, “Accounting Changes”, and Note 8, “Employee Benefit Plans and Postretirement Benefits”, Windstream recognized prepaid pension assets totaling $47.1 million as of December 31, 2006, which is included in other assets in the accompanying consolidated balance sheet. Additionally as of December 31, 2006, Windstream recognized a pension obligation of $13.1 million, which is included in other liabilities in the accompanying consolidated balance sheet, related to executive retirement agreements.
Windstream’s pension expense for 2007, estimated to be approximately $11.6 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.50 percent and a discount rate of 5.92 percent. In developing the expected long-term rate of return assumption, Windstream evaluated historical investment performance, as well as input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The Company also considered the historical returns of the Alltel-sponsored plan since 1975 of 11.0 percent. The expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5.0 percent. For the year ended December 31, 2006, the actual return on qualified pension plan assets was 13.7 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 8.5 percent to 8.0 percent) would result in an increase in our pension expense of approximately $4.6 million in 2007.
The discount rate selected is based on a review of current market interest rates of high-quality, fixed-rate debt securities adjusted to reflect the duration of expected future cash outflows for pension benefit payments. In developing the discount rate assumption for 2007, Windstream reviewed the high-grade bond indices published by Moody’s and Standard & Poor’s as of December 31, 2006 and other available market data and constructed a hypothetical portfolio of high quality bonds with maturities that mirrored the expected payment stream of its pension benefit obligation. The discount rate determined on this basis was 5.92 percent at December 31, 2006. Lowering the discount rate by 25 basis points (from 5.92 percent to 5.67 percent) would result in an increase in our pension expense of approximately $2.2 million in 2007.
The Company expects to contribute $5.9 million to the Windstream plan during 2007 related to the plan formerly sponsored by Valor as calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Future contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the qualified pension plan.
On August 17, 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law by Congress. In general, the Act changed the rules governing the minimum contribution requirements for funding a qualified defined benefit pension plan on an annual basis without paying excise tax penalties. Among other requirements, the Act changed the interest rates used to calculate lump-sum benefit payments and eliminated certain sunset provisions contained in the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). EGTRRA increased the maximum amount of benefits that a qualified defined benefit pension plan could pay and increased the maximum compensation amount allowed for determining benefits for qualified pension plans. Windstream intends to comply with the Act in a timely manner and does not believe there are any changes in the Act that have an immediate accounting implication, nor does the Act trigger a significant event for the qualified defined benefit pension plan.
Other Postretirement Benefits
The Company provides postretirement healthcare and life insurance benefits for eligible employees. Retired employees share a portion of the cost of these benefits. We fund the accrued costs of these plans as benefits are paid. In addition, Windstream assumed certain obligations totaling $161.5 million from a postretirement healthcare plan formerly sponsored by Valor. The Valor plan was merged into the Windstream plan effective December 31, 2006. Including expense related to the former Valor plan from the date of acquisition, the Company incurred postretirement benefits expense totaling $12.5 million in 2006, $16.7 million in 2005 and $14.5 million in 2004. Postretirement expense for 2007 is estimated to be approximately $24.2 million. After adopting the provisions of SFAS No. 158, $262.4 million and $89.0 million at December 31, 2006 and 2005, respectively, of the postretirement benefits plan’s liabilities were included in the other long term liabilities in the accompanying consolidated balance sheets.
We calculated our annual postretirement expense for 2007 based upon a number of actuarial assumptions, including a healthcare cost trend rate of 10.0 percent and a discount rate of 5.90 percent. Consistent with the methodology used to determine the appropriate discount rate for the Company’s pension obligations, the discount rate selected for postretirement benefits is based on a hypothetical portfolio of high quality bonds with maturities that mirrored the expected payment stream of the benefit obligation. The discount rate determined on this basis increased from 5.70 percent at December 31, 2005 to 5.90 percent at December 31, 2006. Lowering the discount rate by 25 basis points (from 5.90 percent to 5.65 percent) would result in an increase in our allocation of postretirement expense of approximately $0.5 million in 2007.
The healthcare cost trend rate is based on our actual medical claims experience and future projections of medical costs. For the year ended December 31, 2006, a one percent increase in the assumed healthcare cost trend rate would increase our postretirement benefit cost by approximately $0.7 million, while a one percent decrease in the rate would reduce our allocation of postretirement benefit cost by approximately $0.6 million.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), beginning in 2006, the Act provides a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy is based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. Based on its understanding of the Act, Windstream determined that a substantial portion of the prescription drug benefits provided under our postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. On January 21, 2005, the Department of Health and Human Services issued final federal regulations related to the federal subsidy. These final rules did not have a material effect on our benefit costs or accumulated postretirement benefit obligation due to the prospective adoption of FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” on July 1, 2004.
Off-Balance Sheet Arrangements
We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity. During December 2006, the Company sold certain customer receivables of approximately $3.8 million that had previously been deemed uncollectible to a third party collection agency without recourse. The Company may enter into similar transactions in the future in the normal course of business.
Contractual Obligations and Commitments
Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2006:

	Payments Due by Period
	Less than	1-3	3-5	More than
(Millions)	1 Year	Years	Years	5 Years	Total
Long-term debt, including current maturities (a)	$32.2	$158.6	$445.5	$4,880.5	$5,516.8
Interest payments on long-term debt obligations (b)	436.4	844.5	814.8	332.5	2,428.2
Operating leases	22.4	36.0	20.7	2.8	81.9
Purchase obligations (c)	62.7	55.1	8.2	—	126.0
Other long-term liabilities (d)	25.8	72.5	111.0	1,216.7	1,426.0

Total contractual obligations and commitments	$579.5	$1,166.7	$1,400.2	$6,432.5	$9,578.9

Notes:
(a)	Excludes $(28.4) million of unamortized discounts included in long-term debt at December 31, 2006.

(b)	Variable rates are calculated in relation to LIBOR, which was 5.36 percent at December 31, 2006.

(c)	Purchase obligations represent amounts payable under noncancellable contracts and primarily represent agreements for network capacity and software licensing.

(d)	Other long-term liabilities primarily consist of deferred tax liabilities and other postretirement benefit obligations. Commitments due in less than 1 year include a $5.9 million required contribution to the Windstream Pension Plan, which is included in other assets in the consolidated balance sheet.
Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2006, we were in compliance with all of our debt covenants. There are no provisions within any of our leasing agreements that would trigger acceleration of future lease payments. See Notes 2, 3, 5, 6, 8, 10, 12, 13 and 15 to the consolidated financial statements for additional information regarding certain of the obligations and commitments listed above.
Market Risk
The Company is exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates it is charged under its credit facilities. The Company does not own marketable equity securities nor does it operate in foreign countries, and therefore Windstream is not exposed to market risk from changes in equity prices or foreign currency rates. Windstream has estimated its interest rate risk using a sensitivity analysis. For Windstream’s variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. The results of the sensitivity analysis used to estimate market risk is presented below in the Interest Rate Risk analysis. Actual results may differ from this estimate.

Interest Rate Risk
The Company’s earnings are affected by changes in variable interest rates related to Windstream’s borrowings under its credit facilities, specifically the LIBOR rates. Under its current policy, the Company has entered into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of Windstream’s total debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity. Windstream does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews Windstream’s exposure to interest rate fluctuations and implements strategies to manage the exposure.
As of December 31, 2006, the Company had entered into four pay fixed receive variable, interest rate swap agreements on notional amounts totaling $1,562.5 million to convert variable interest rate payments to fixed. The four interest rate swaps amortize quarterly to a value of $906.3 million at their scheduled termination on July 17, 2013. The weighted average fixed rate paid by Windstream on these swaps is 5.604 percent, and the variable rate received by Windstream is the three month LIBOR (London-Interbank Offered Rate). The weighted average variable rate received by the Company was 5.37 percent at December 31, 2006. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $4.5 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $4.5 million.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in detail in Note 1 to the consolidated financial statements. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates. These critical accounting policies include the following:
In evaluating the collectibility of our trade receivables, we assess a number of factors including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assumptions, we record an allowance for doubtful accounts to reduce the related receivables to the amount that we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in the consolidated financial statements. At December 31, 2006, our allowance for doubtful accounts was $10.4 million. A 10 percent increase in this reserve would have increased the provision for doubtful accounts by $1.0 million for the year ended December 31, 2006.
The annual costs of providing pension and other postretirement benefits are based on certain key actuarial assumptions. As previously discussed, the discount rate selected is based on a review of current market interest rates on high-quality, fixed-rate debt securities. The expected return on plan assets reflects management’s view of the long-term returns available in the investment market based on historical averages of our actual returns and consultation with investment advisors. The healthcare cost trend rate is based on our actual medical claims experience and future projections of medical costs. See ''Pension Plans’’ and ''Other Postretirement Benefits’’ for the effects on our future benefit costs resulting from changes in these key assumptions.
The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Although we believe it is unlikely that any significant changes to the useful lives of our finite-lived intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future consolidated operating results. In addition, as previously discussed, during 2006, 2005 and 2004, we reduced the depreciation rates on property, plant and equipment used in certain of our markets based on studies of the related lives. We also intend to perform similar studies on the property, plant and equipment used in certain of our remaining markets during 2007. We cannot predict what impact the results of those studies will have on depreciation and amortization expense in 2007.

However, an extension of the average useful life of our property, plant and equipment and finite-lived intangible assets of one year would decrease depreciation and amortization expense by approximately $27.3 million per year, while a reduction in the average useful life of one year would increase depreciation and amortization expense by approximately $32.8 million per year.
In accordance with SFAS No. 142, we test our goodwill and other indefinite-lived intangible assets for impairment at least annually, which requires us to determine the fair value of these intangible assets, as well as the fair value of our reporting units. For purposes of testing goodwill, fair value of the reporting units is determined utilizing a combination of the discounted cash flows of the reporting units and calculated market values of comparable public companies. Fair value of the other indefinite-lived intangible assets is determined based on the discounted cash flows of the related business segment. During 2006 and 2005, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values. In addition, reducing the calculated fair values of goodwill and the other indefinite-lived intangible assets by 10 percent and the franchise rights by 5 percent would not have resulted in an impairment of the carrying value of the related assets in either 2006 or 2005. However, decreasing the calculated fair value of the franchise rights by 10 percent would have resulted in an impairment charge of approximately $13.0 million in 2006. Changes in the key assumptions used in the discounted cash flow analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and our future consolidated operating results.
Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 12 to the consolidated financial statements and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing authority in which we operate. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal, and state taxing authorities. Included in the calculation of our annual income tax expense are the effects of changes, if any, to our income tax contingency reserves. We maintain income tax contingency reserves for potential assessments from the IRS or other taxing authorities. The reserves are determined based upon our judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserves could materially affect our future consolidated operating results in the period of change.
Legal Proceedings
On October 16, 2006, the Company received a negative ruling in a binding arbitration proceeding previously brought against Valor Communications Southwest LLC and Valor Communications Group, Inc., by former employees regarding stock option award agreements. The arbitrator awarded the former employees a collective interim award of $6.2 million for the value of options that the Company asserts were without value immediately prior to Valor’s initial public offering in February 2005. The basis for the interim award was the arbitrator’s finding that these particular claimants’ options were extended past the initial public offering date. On January 8, 2007, the arbitrator entered a final award in favor of the claimants totaling $7.2 million. The Company previously established a liability in the amount of approximately $9.4 million through a charge to goodwill to reflect the interim award and other potential damages that could have been part of the final award. The Company has reduced this liability and the related charge to goodwill by approximately $2.2 million to reflect the actual amount of the final award. The claimants have filed separate complaints to confirm the award in Oklahoma federal district court. The Company has filed motions in Oklahoma to dismiss, or alternatively to transfer, the complaints to Texas federal district court and also filed a separate motion to vacate the arbitrator’s award in Texas federal district court. The Company intends to vigorously assert and defend its position in the matter.
The Company is party to various other legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of operations, cash flows or financial condition of the Company.
In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also sets forth new disclosure requirements regarding unrecognized tax benefits and clarifies the financial statement classification of tax-related interest and penalties. Consistent with Windstream’s past practices, interest charges on potential assessments and any penalties assessed by taxing authorities will be classified as income tax expense within the Company’s consolidated statements of income. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. We do not expect that the adoption of FIN 48 will have a material impact on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price). SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like Windstream, SFAS No. 157 is effective beginning January 1, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 157 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company is in the process of evaluating the application of the fair value option and its effect on its consolidated financial statements.

Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain ''forward-looking statements’’. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.
Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others: adverse changes in economic conditions in the markets served by Windstream; the extent, timing and overall effects of competition in the communications business; continued access line loss; the impact of new, emerging or competing technologies; the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities; the availability and cost of financing in the corporate debt markets; the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations; the effects of federal and state legislation, rules and regulations governing the communications industry; the adoption of intercarrier compensation and/or universal service reform proposal by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream; an adverse development regarding the tax treatment of the spin-off from Alltel on July 17, 2006 and the restrictions on certain financing and other activities imposed by the tax sharing agreement with Alltel; the failure to successfully complete the contemplated split-off of our directory publishing business, Windstream Yellow Pages, in what Windstream expects to be a tax-free transaction to affiliates of Welsh, Carson, Anderson & Stowe; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; unexpected results of litigation; the effects of work stoppages; the impact of equipment failure, natural disasters or terrorist acts; and those additional factors under the caption “Risk Factors” in this Annual Report. In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.
Windstream undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause Windstream’s actual results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties that may affect Windstream’s future results included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other filings by Windstream with the Securities and Exchange Commission at www.sec.gov.

SELECTED FINANCIAL DATA
The following table presents certain selected consolidated financial data as of and for the years ended December 31:

(Millions, except per share amounts and customer data)	2006	2005	2004	2003	2002

Revenues and sales	$3,033.3	$2,923.5	$2,933.5	$3,003.3	$2,835.7

Operating expenses	1,635.5	1,779.8	1,745.6	1,827.8	1,740.1
Depreciation and amortization expense	449.6	474.2	508.5	519.4	469.8
Restructuring and other charges	49.4	35.7	11.8	12.2	37.9

Total costs and expenses	2,134.5	2,289.7	2,265.9	2,359.4	2,247.8

Operating income	898.8	633.8	667.6	643.9	587.9
Other income, net	8.7	11.6	13.7	5.8	2.0
Loss on extinguishment of debt	(7.9)	—	—	—	—
Intercompany interest income (expense), net	31.9	23.3	(15.2)	(21.6)	(26.8)
Interest expense	(209.6)	(19.1)	(20.4)	(27.7)	(39.6)
Gain on disposal of assets, write-down of investments and other, net	—	—	—	23.9	—

Income before income taxes, extraordinary item and cumulative effect of accounting change	721.9	649.6	645.7	624.3	523.5

Income taxes	276.3	267.9	259.4	247.1	202.5

Income before extraordinary item and cumulative effect of accounting change	445.6	381.7	386.3	377.2	321.0
Extraordinary item, net of income taxes	99.7	—	—	—	—
Cumulative effect of accounting change, net of tax	—	(7.4)	—	15.6	—

Net income	$545.3	$374.3	$386.3	$392.8	$321.0

Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$1.02	$.95	$.96	$.93	$.80
Extraordinary item	.23	—	—	—	—
Cumulative effect of accounting change	—	(.02)	—	.04	—

Net income	$1.25	$.93	$.96	$.97	$.80

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$1.02	$.95	$.96	$.93	$.80
Extraordinary item	.23	—	—	—	—
Cumulative effect of accounting change	—	(.02)	—	.04	—

Net income	$1.25	$.93	$.96	$.97	$.80

Dividends per common share	$.45	$—	$—	$—	$—
Weighted average common shares:
Basic	435.2	402.9	402.9	402.9	402.9
Diluted	435.4	402.9	402.9	402.9	402.9

Pro forma amounts assuming accounting changes applied retroactively:
Net income	$545.3	$381.7	$385.9	$376.8	$321.8
Basic earnings per share	$1.25	$.95	$.96	$.94	$.80
Diluted earnings per share	$1.25	$.95	$.96	$.94	$.80

Balance sheet data
Total assets	$8,030.7	$4,935.8	$5,079.2	$5,276.9	$5,519.8
Total equity	$469.8	$3,489.2	$3,706.8	$3,925.6	$4,039.0
Total long-term debt (including current maturities)	$5,488.4	$260.8	$282.9	$304.8	$587.3

Cash flows provided by (used in)
Operating activities	$1,125.2	$954.6	$968.3	$1,135.0	$822.4
Investing activities	$(299.0)	$(353.6)	$(335.6)	$(356.9)	$(2,164.3)
Financing activities	$(451.3)	$(602.4)	$(627.1)	$(784.2)	$1,340.1

Statistical data
Wireline access lines	3,242,931	2,885,673	3,009,388	3,095,635	3,167,275
Long distance customers	1,990,950	1,750,762	1,770,852	1,680,181	1,542,210
Broadband customers	656,132	397,696	243,325	153,028	70,182
Capital expenditures	$373.9	$356.9	$337.8	$390.8	$414.0

Notes to Selected Financial Information:
A.	During 2006, Windstream incurred $27.6 million of incremental costs, principally consisting of rebranding costs, audit and legal fees, system conversion costs and employee related costs, related to the spin off from Alltel and merger with Valor. Windstream also incurred $10.6 million in restructuring charges, which consisted of severance and employee benefit costs related to a planned workforce reduction. In addition, the Company incurred $11.2 million in investment banker, audit and legal fees associated with the announced split-off of its directory publishing business. These restructuring charges decreased net income by $36.0 million, giving effect to items not deductible for tax purposes. Effective January 1, 2006, Windstream prospectively reduced depreciation rates for its operations in Pennsylvania. In the second quarter of 2006 the Company prospectively reduced depreciation rates for its operations in Alabama and North Carolina, and in the fourth quarter 2006 it prospectively reduced depreciation rates for its operations in Arkansas and in one of its operating subsidiaries in Texas. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on Windstream’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effects of this change during the year ended December 31, 2006 resulted in a decrease in depreciation expense of $30.1 million and an increase in net income of $18.6 million.

B.	During 2005, Windstream incurred $4.5 million of severance and employee benefit costs related to a workforce reduction in its wireline operations. Windstream also incurred $31.2 million of incremental costs, principally consisting of investment banker, audit and legal fees, related to the then pending spin off from Alltel. These transactions decreased net income $34.1 million. Effective July 1, 2005, Windstream prospectively reduced depreciation rates for its regulated operations in Florida, Georgia, North Carolina and South Carolina to reflect the results of studies of depreciable lives completed by the Company in the second quarter of 2005. The depreciable lives were lengthened to reflect the estimated remaining useful lives of wireline plant based on expected future network utilization and capital expenditure levels required to provide service to its customers. The effects of this change during the year ended December 31, 2005 resulted in a decrease in depreciation expense of $21.8 million and increase in net income of $12.8 million. Effective December 31, 2005, Windstream adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $7.4 million, net of income tax benefit of $4.6 million.

C.	During 2004, Windstream reorganized its operations and support teams and also announced its plans to exit its competitive service operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, Windstream recorded a restructuring charge of $13.6 million consisting of $11.6 million in severance and employee benefit costs related to a planned workforce reduction, $1.3 million of employee relocation expenses and $0.7 million of other exit costs. During 2004, the Company also recorded a $1.8 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of lease and contract termination costs. The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned lease and contract terminations. These transactions decreased net income by $7.3 million. Effective April 1, 2004, Windstream prospectively reduced depreciation rates for its regulated operations in Nebraska, reflecting the results of a triennial study of depreciable lives completed by Windstream in the second quarter of 2004, as required by the Nebraska Public Service Commission. The effects of this change during the year ended December 31, 2004 resulted in a decrease in depreciation expense of $19.1 million and increase in net income of $11.4 million.

D.	During 2003, Windstream recorded a restructuring charge of $7.0 million consisting of severance and employee benefit costs related to a planned workforce reduction, primarily resulting from the closing of certain call center locations. Windstream also recorded a $0.4 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of lease termination costs. The reduction primarily reflected differences between estimated and actual costs paid in completing previously planned lease terminations. During 2003, Windstream also wrote off certain capitalized software development costs that had no alternative future use or functionality. These transactions decreased net income $7.4 million. In 2003, Windstream sold to Convergys Information Management Group, Inc. certain assets and related liabilities, including selected customer contracts and capitalized software development costs, associated with Windstream’s telecommunications information services operations. In connection with this sale, Windstream recorded a pretax gain of $31.0 million. In addition, during 2003, Windstream retired, prior to stated maturity dates, $249.1 million of long-term debt, representing all of the long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs. In connection with the early retirement of the debt, Windstream incurred pretax termination fees of $7.1 million. These transactions increased net income $10.7 million. Effective January 1, 2003, Windstream adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. The cumulative effect of this accounting change resulted in a one-time non-cash credit of $15.6 million, net of income tax expense of $10.3 million.

Notes to Selected Financial Information, Continued:
E.	In 2002, Windstream announced its plans to exit its competitive service operations in seven states representing less than 20 percent of its competitive access lines. During 2002, Windstream also consolidated its call center and product distribution operations. In connection with these activities, Windstream recorded restructuring charges totaling $10.9 million consisting of $8.2 million in severance and employee benefit costs related to planned workforce reductions and $2.7 million of costs associated with terminating certain competitive service transport agreements and lease termination fees incurred with the closing of certain call center and product distribution locations. In exiting the competitive service operations, Windstream also incurred $2.2 million of costs to disconnect and remove switching and other transmission equipment from central office facilities and expenses to notify and migrate customers to other service providers. Windstream also wrote off certain capitalized software development costs totaling $4.1 million that had no alternative future use or functionality. These transactions decreased net income $23.2 million.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
Windstream Corporation’s management is responsible for the integrity and objectivity of all financial information included in this Financial Supplement. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on the best estimates and judgments of management. All financial information in this Financial Supplement is consistent with that in the consolidated financial statements.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinion on those financial statements.
The Audit Committee of the Board of Directors, which oversees Windstream Corporation’s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange). The Audit Committee meets periodically with management, the independent registered public accounting firm, and the internal auditors to review matters relating to the Company’s financial statements and financial reporting process, annual financial statement audit, engagement, of independent registered public accounting firm, internal audit function, system of internal controls, and legal compliance and ethics programs as established by Windstream Corporation’s management and the Board of Directors. The internal auditors and, the independent registered public accounting firm periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.
Dated March 1, 2007

Jeffery R. Gardner	Brent K. Whittington
President and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Windstream Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders equity and cash flows present fairly, in all material respects, the financial position of Windstream Corporation at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation and pension and other post-retirement benefit costs in 2006. Additionally, as discussed in Note 3, the Company changed the way it accounts for conditional asset retirement obligations in 2005.
/s/ PricewaterhouseCoopers LLP
Little Rock, AR
March 1, 2007

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

(Millions, except per share amounts)	2006	2005	2004

Revenues and sales:
Service revenues	$2,633.6	$2,463.6	$2,533.5
Product sales	399.7	459.9	400.0

Total revenues and sales	3,033.3	2,923.5	2,933.5

Costs and expenses:
Cost of services (excluding depreciation of $383.8, $415.8 and $445.1 in 2006, 2005 and 2004, respectively included below)	858.4	796.1	813.7
Cost of products sold	281.8	374.8	333.8
Selling, general, administrative and other	365.7	340.1	327.9
Depreciation and amortization	449.6	474.2	508.5
Royalty expense to Alltel	129.6	268.8	270.2
Restructuring and other charges	49.4	35.7	11.8

Total costs and expenses	2,134.5	2,289.7	2,265.9

Operating income	898.8	633.8	667.6

Other income, net	8.7	11.6	13.7
Loss on extinguishment of debt	(7.9)	—	—
Intercompany interest income (expense)	31.9	23.3	(15.2)
Interest expense	(209.6)	(19.1)	(20.4)

Income before income taxes, extraordinary item and cumulative effect of accounting change	721.9	649.6	645.7

Income taxes	276.3	267.9	259.4

Income before extraordinary item and cumulative effect of accounting change	445.6	381.7	386.3
Extraordinary item (net of income taxes of $74.5)	99.7	—	—
Cumulative effect of accounting change (net of income tax benefit of $4.6)	—	(7.4)	—

Net income	$545.3	$374.3	$386.3

Earnings per share:
Basic:
Income before extraordinary item and cumulative effect of accounting change	$1.02	$.95	$.96
Extraordinary item	.23	—	—
Cumulative effect of accounting change	—	(.02)	—

Net income	$1.25	$.93	$.96

Diluted:
Income before extraordinary item and cumulative effect of accounting change	$1.02	$.95	$.96
Extraordinary item	.23	—	—
Cumulative effect of accounting change	—	(.02)	—

Net income	$1.25	$.93	$.96

Pro forma amounts assuming changes in accounting principles were applied retroactively:
Net income as reported:	$545.3	$374.3	$386.3
Effect of recognition of conditional asset retirement obligations	—	7.4	(0.4)

Net income as adjusted	$545.3	$381.7	$385.9

Earnings per share as adjusted:
Basic	$1.25	$.95	$.96
Diluted	$1.25	$.95	$.96

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31,
(Millions, except par value)

	2006	2005

Assets
Current Assets:
Cash and short-term investments	$386.8	$11.9
Accounts receivable (less allowance for doubtful accounts of $10.4 and $9.7, respectively)	337.2	252.7
Inventories	43.5	36.9
Prepaid expenses and other	29.2	28.5
Assets held for sale	80.0	75.9

Total current assets	876.7	405.9

Investments	7.7	2.0
Goodwill	1,965.0	1,218.7
Other intangibles	1,100.4	317.7
Net property, plant and equipment	3,939.8	2,958.5
Other assets	141.1	33.0

Total Assets	$8,030.7	$4,935.8

Liabilities and Shareholders’ Equity

Current Liabilities:
Current maturities of long-term debt	$32.2	$22.1
Accounts payable	169.5	133.5
Advance payments and customer deposits	82.8	77.1
Accrued dividends	119.2	—
Accrued taxes	31.9	82.8
Accrued interest	148.2	4.2
Other current liabilities	68.4	19.5
Liabilities related to assets held for sale	32.4	36.1

Total current liabilities	684.6	375.3

Long-term debt	5,456.2	238.7
Deferred income taxes	990.8	676.3
Other liabilities	429.3	156.3

Total liabilities	7,560.9	1,446.6

Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000 shares authorized, 476.8 shares issued and outstanding at December 31, 2006	—	—
Parent company investment of Alltel	—	1,455.2
Additional paid-in capital	550.5	—
Accumulated other comprehensive income (loss)	(150.8)	0.5
Retained earnings	70.1	2,033.5

Total shareholders’ equity	469.8	3,489.2

Total Liabilities and Shareholders’ Equity	$8,030.7	$4,935.8

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2006	2005	2004

Cash Provided from Operations:
Net income	$545.3	$374.3	$386.3
Adjustments to reconcile net income to net cash provided from operations:
Cumulative effect of accounting change, net of income taxes	—	7.4	—
Depreciation and amortization	449.6	474.2	508.5
Provision for doubtful accounts	18.4	29.2	38.3
Extraordinary item, net of income taxes	(99.7)	—	—
Deferred taxes	30.2	3.1	66.1
Other, net	16.6	1.8	5.8
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(40.9)	(6.9)	(9.0)
Accounts payable	20.5	36.3	(5.4)
Accrued interest	131.0	(0.3)	—
Accrued taxes	40.9	39.7	(16.6)
Other liabilities	36.2	0.8	1.2
Other, net	(22.9)	(5.0)	(6.9)

Net cash provided from operations	1,125.2	954.6	968.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(373.8)	(356.9)	(337.8)
Cash acquired from Valor	69.0	—	—
Other, net	5.8	3.3	2.2

Net cash used in investing activities	(299.0)	(353.6)	(335.6)

Cash Flows from Financing Activities:
Dividends paid on common shares	(102.2)	—	—
Dividends paid to Alltel pursuant to spin-off	(2,275.1)	—	—
Dividends paid to Alltel prior to spin-off	(99.0)	(233.6)	(239.1)
Repayments of borrowings	(871.4)	(22.1)	(22.1)
Debt issued	3,156.1	—	—
Changes in advances to Alltel prior to spin-off	(290.3)	(346.7)	(365.9)
Other	30.6	—	—

Net cash used in financing activities	(451.3)	(602.4)	(627.1)

Effect of exchange rate changes on cash and short-term investments	—	—	(0.1)

Increase (decrease) in cash and short-term investments	374.9	(1.4)	5.5
Cash and Short-term Investments:
Beginning of the year	11.9	13.3	7.8

End of the year	$386.8	$11.9	$13.3

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common	Parent		Accumulated
	and	Company	Additional	Other
	Treasury	Investment	Paid-In	Comprehensive	Retained
(Millions, except per share amounts)	Stock	of Alltel	Capital	Income (Loss)	Earnings	Total

Balances at December 31, 2003	$—	$2,179.4	$—	$0.6	$1,745.6	$3,925.6

Net income	—	—	—	—	386.3	386.3
Other comprehensive income (loss), net of tax: (See Note 11)
Foreign currency translation adjustment	—	—	—	(0.1)	—	(0.1)

Comprehensive income (loss)	—	—	—	(0.1)	386.3	386.2

Dividends paid to Alltel	—	—	—	—	(239.1)	(239.1)
Net change in advances to Alltel	—	(365.9)	—	—	—	(365.9)

Balances at December 31, 2004	$—	$1,813.5	$—	$0.5	$1,892.8	$3,706.8

Net and comprehensive income	—	—	—	—	374.3	374.3
Dividends paid to Alltel	—	—	—	—	(233.6)	(233.6)
Net change in advances to Alltel	—	(358.3)	—	—	—	(358.3)

Balances at December 31, 2005	$—	$1,455.2	$—	$0.5	$2,033.5	$3,489.2

Net income	—	—	—	—	545.3	545.3
Other comprehensive income (loss), net of tax: (See Note 11)
Foreign currency translation adjustment	—	—	—	(0.5)	—	(0.5)
Unrealized holding loss on interest rate swaps	—	—	—	(23.6)	—	(23.6)

Comprehensive income (loss)	—	—	—	(24.1)	545.3	521.2

Dividends paid to Alltel	—	—	—	—	(99.0)	(99.0)
Net change in advances to Alltel	—	72.2	—	—	—	72.2
Issuance of exchange notes to Alltel	—	(1,527.4)	(185.4)	—	—	(1,712.8)
Payment of special dividend to Alltel pursuant to spin-off	—	—	(81.9)	—	(2,193.3)	(2,275.2)
Valuation of common stock held by Valor shareholders (See Note 2)	—	—	815.9	—	—	815.9
Stock-based compensation for restricted stock	—	—	1.9	—	—	1.9
Adjustment to initially apply the recognition provisions of SFAS No. 158, net of tax (see Notes 3 and 8)	—	—	—	(127.2)	—	(127.2)
Dividends of $0.45 per share declared to shareholders	—	—	—	—	(216.4)	(216.4)

Balances at December 31, 2006	$—	$—	$550.5	$(150.8)	$70.1	$469.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
1.	Summary of Significant Accounting Policies:

Description of Business – In this report, Windstream Corporation, a Delaware corporation, and its wholly owned subsidiaries are referred to as “Windstream”, “we”, or “the Company”. All significant intercompany transactions, except those with certain affiliates described below, have been eliminated. For all periods prior to the merger with Valor Communications Group Inc. (“Valor”) described herein, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel Corporation (“Alltel”). Windstream is one of the largest providers of telecommunications services in rural communities in the United States, and based on the number of telephone lines we have in service, we are the fifth largest local telephone company in the country. Windstream has focused its communications business strategy on enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. The Company’s subsidiaries provide local telephone, long distance, network access, video services and high-speed data services in sixteen states. Telecommunications products are warehoused and sold by the Company’s distribution subsidiary. A subsidiary also publishes telephone directories for affiliates and other independent telephone companies. Prior to the merger with Valor, a Windstream subsidiary provided billing, customer care and other data processing and outsourcing services to telecommunications companies. After the merger, these telecommunications information services were no longer offered as Valor was its sole remaining external customer.

Basis of Presentation – The preparation of financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. Certain prior year amounts have been reclassified to conform to the 2006 financial statement presentation.

Related Party Transactions – On December 12, 2006 Windstream announced that it would split off its directory publishing business in what Windstream expects will be a tax-free transaction with entities affiliated with Welsh, Carson, Andersen and Stowe (“WCAS”), a private equity investment firm and a Windstream shareholder. As discussed further in Note 17, WCAS will relinquish back to the Company its Windstream holdings of 19.6 million common shares as partial consideration for the publishing business.

For the periods through July 17, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. Expenses were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Total expenses allocated to the Company were $163.0 million in 2006, $300.5 million in 2005 and $278.9 million in 2004. The costs of these services charged to the Company and the allocated liabilities assigned to the Company are not necessarily indicative of the costs and liabilities that would have been incurred if the Company had performed these functions as a stand-alone entity. However, management believes that methods used to make such allocations were reasonable, and that the costs of these services charged to the Company were reasonable representations of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.

For the periods through June 30, 2006, the Company maintained a licensing agreement with The ALLTEL Kansas Limited Partnership, an Alltel affiliate, under which the Company’s regulated subsidiaries were charged a royalty fee for the use of the Alltel brand name in marketing and distributing telecommunications products and services. The amount of the royalty fee charged was computed by multiplying the regulated subsidiaries’ annual revenues and sales by 12.5 percent.

For the periods through July 17, 2006, the Company participated in the centralized cash management practices of Alltel. Under those practices, cash balances were transferred daily to Alltel bank accounts. The Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. The Company earned interest income on receivables due from Alltel and was charged interest expense for payables due to Alltel. Subsequent to the spin-off, Windstream no longer participates in this program as the Company has its own established cash management program. The interest rates charged on payables to Alltel were 6.0 percent in the period ended July 17,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
1.	Summary of Significant Accounting Policies, Continued:

2006, 6.1 percent in 2005 and 6.8 percent in 2004. Interest rates earned on receivables from Alltel were 5.0 percent in the period ended July 17, 2006, 3.5 percent in 2005 and 1.6 percent in 2004. At December 31, 2005 and 2004, the Company had a net payable to Alltel, which is included in the Parent Company Investment of Alltel in the accompanying consolidated balance sheets and statements of equity because such amounts were considered contributed by Alltel to the Company. This payable was repaid in conjunction with the spin. The Company’s cash and short-term investments held by Alltel were not allocated to the Company as of December 31, 2005. Cash and short-term investments reported as of December 31, 2005 represented only those amounts held at the operating company level. Debt reported as of December 31, 2005 reported only those debentures and notes that were held at the operating company level. No other debt was allocated by Alltel to the Company’s balance sheet.

Subsequent to the spin-off, Windstream and Alltel continue to provide each other certain of the services discussed above, at negotiated rates pursuant to a transition services agreement. In addition to the transition services agreement, Windstream and Alltel entered into certain other agreements extending for periods of up to three years. Under those agreements, Alltel will continue to provide Windstream with network transport for its long distance operations and other services, while Windstream will continue to provide local phone service, long distance and broadband Internet service as well as certain network management services to Alltel, all at negotiated rates. In addition, Windstream and Alltel entered into a tax-sharing agreement that generally requires Alltel to indemnify Windstream for any taxes attributable to Windstream’s operations for periods prior to the spin-off, while Windstream must indemnify Alltel for any taxes resulting from the spin-off in certain circumstances.

Transactions with Certain Affiliates – Prior to July 17, of 2006, intercompany transactions involving the regulated operations (excluding operations in Kentucky and Nebraska) were not eliminated because the revenues received from the affiliates and the prices charged by the communications products and directory publishing operations were priced in accordance with Federal Communications Commission guidelines and were recovered through the regulatory process. As discussed further in Note 3, upon the discontinuance of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation,” during the third quarter of 2006, the Company began eliminating these revenues and the related expenses for all the regulated operations.

Transactions with affiliates that were not eliminated under the provisions of SFAS No. 71 primarily included product sales, directory publishing, and other telecommunications services. The Company’s product distribution operations sells equipment to affiliated regulated operations ($61.9 million prior to July 17, 2006, $134.4 million in 2005 and $85.9 million in 2004). The cost of equipment sold to the regulated operations is included, principally, in wireline plant in the consolidated financial statements. The Company’s directory publishing business, Windstream Yellow Pages, contracts with the regulated subsidiaries to provide directory publishing services, which include the publication of a standard directory at no charge. Windstream Yellow Pages bills the wireline subsidiaries for services not covered by the standard contract ($3.8 million prior to July 17, 2006, $7.6 million in 2005 and $7.0 million in 2004). Wireline revenues and sales include directory royalties received from Windstream Yellow Pages ($19.1 million prior to July 17, 2006, $35.8 million in 2005 and $40.1 million in 2004). Amounts billed to other affiliates of the Company were $21.7 million prior to July 17, 2006, $45.0 million in 2005 and $51.7 million in 2004 for interconnection and toll services.

Cash and Short-term Investments – Cash and short-term investments consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, the Company considers a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions, and a specific customer’s ability to meet its financial obligations to the Company. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
1.	Summary of Significant Accounting Policies, Continued:

Inventories – Inventories are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation.

Investments – As a result of the merger with Valor, the Company received investments in cellular partnerships based in Texas, which represents a 32 percent ownership in both CGKC&H Rural Cellular Limited Partnership and CGKC&H #2 Rural Cellular Limited Partnership. The Company accounts for these investments using the equity method of accounting.

In addition, upon assuming Rural Telephone Finance Cooperative (“RTFC”) loans from Valor in the merger, the Company obtained patronage capital certificates in the RTFC with a present value of $2.3 million. These non-cash patronage capital certificates are not marketable and are carried at cost plus interest accrued on a monthly basis, and will be redeemed for approximately $6.0 million by the year 2020.

During December 2005, the Company transferred its investment in RTB Class C stock to Alltel. The Company received dividend income of $11.4 million in 2005 and $11.8 million in 2004 related to its investment in the RTB Class C stock, which is included in other income, net in the accompanying consolidated statements of income.

All other investments are accounted for using the cost method. Investments are periodically reviewed for impairment. If the carrying value of the investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment loss would be recognized for the difference. Investments were as follows at December 31:

(Millions)	2006	2005

Investments in cellular partnerships	$3.3	$—
RTFC equity certificates	2.3	—
Other cost investments	2.1	2.0

	$7.7	$2.0

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is to be assigned to a company’s reporting units and tested for impairment annually using a consistent measurement date, which for the Company is January 1st of each year. The impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level. Step one of the test identifies potential impairments by comparing the fair value of a reporting unit to its carrying amount. Step two, which is only performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit’s goodwill and the implied fair value of that goodwill. The Company completed step one of the annual impairment reviews of goodwill for 2006, 2005 and 2004 and determined that no write-down in the carrying value of goodwill for any of its reporting units was required. For purposes of completing the annual impairment reviews, fair value of the reporting units was determined utilizing a combination of the discounted cash flows of the reporting units and calculated market values of comparable public companies.

The Company’s indefinite-lived intangible assets consist of wireline franchise rights acquired from Valor and those in the state of Kentucky acquired in August 2002. The Company determined that the wireline franchise rights met the indefinite life criteria outlined in SFAS No. 142, because the Company expects both the renewal by the granting authorities and the cash flows

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
1.	Summary of Significant Accounting Policies, Continued:

generated from these intangible assets to continue for the foreseeable future. The Company’s intangible assets with finite lives are amortized over their estimated useful lives, which are 9 to 10 years for customer lists and 15 years for cable television franchise rights. SFAS No. 142 also requires intangible assets with indefinite lives to be tested for impairment on an annual basis, by comparing the fair value of the assets to their carrying amounts. For purposes of completing the annual impairment reviews, the fair value of the wireline franchise rights was determined based on the discounted cash flows of the acquired operations in Kentucky. Upon completing the annual impairment reviews of its wireline franchise rights for 2006, 2005 and 2004, the Company determined that no write-down in the carrying value of these assets was required.

Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost. Wireline plant consists of central office equipment, outside communications plant and furniture, fixtures, vehicles and machinery and equipment. Other plant consists of office and warehouse facilities and software to support the business units in the distribution of telecommunications products and publication of telephone directories. The costs of additions, replacements and substantial improvements, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Depreciation expense amounted to $422.3 million in 2006, $466.0 million in 2005 and $500.4 million in 2004.

Net property, plant and equipment consists of the following:

(Millions)	Depreciable Lives	2006	2005

Land		$24.2	$18.2

Buildings and improvements	10-50 years	426.8	308.3
Central office equipment	7-25 years	3,415.9	3,047.1
Outside communications plant	10-50 years	4,202.8	3,623.1
Furniture, vehicles and other equipment	3-23 years	440.3	205.2
Construction in progress		214.3	131.1

		8,724.3	7,333.0
Less accumulated depreciation		(4,784.5)	(4,374.5)

Net property, plant and equipment		$3,939.8	$2,958.5

The Company’s regulated operations use group composite depreciation. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no gain or loss is recognized on the disposition of the plant. For the Company’s non-regulated operations, when depreciable plant is retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, with the corresponding gain or loss reflected in operating results.

The Company capitalizes interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $2.7 million in 2006, $2.6 million in 2005 and $2.9 million in 2004.

Impairment of Long-Lived Assets – Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows or quoted market prices. Assets to be disposed of that are not classified as discontinued operations are reported at the lower of their carrying amount or fair value less cost to sell.

Derivative Instruments – Due to the interest rate risk inherent in the variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,562.5 million, at December 31, 2006, to convert variable interest rate payments to fixed. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), and the weighted-average fixed rate paid by Windstream is 5.604 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments,” as amended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
1.	Summary of Significant Accounting Policies, Continued:

In accordance with SFAS No. 133, all derivatives are recorded as either assets or liabilities in the consolidated balance sheets at fair value. The fair value of the unrealized holding loss on the Company’s interest rate hedges of $39.0 million is included in other liabilities in the accompanying consolidated balance sheets at December 31, 2006. Changes in the fair values of the derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. As Windstream’s interest rate hedges are effective, changes in fair value have been recognized in other comprehensive income (loss) in the current period. Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when earned or payable.

Foreign Currency Translation Adjustment – During 2004 the Company provided data processing and outsourcing services to international telecommunications companies. For these foreign operations, assets and liabilities were translated from the applicable local currency to U.S. dollars using the current exchange rate as of the balance sheet date. Revenue and expense accounts were translated using the weighted average exchange rate in effect during the period. Foreign currency transaction gains and losses were recognized in income as incurred. The Company accounted for unrealized gains or losses on its foreign currency translation adjustments in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which required the adjustments to be recorded as a separate component of equity. Cumulative translation adjustments were included in accumulated other comprehensive income (loss) in the Company’s December 31, 2005 consolidated balance sheet. At the time of the spin-off from Alltel, the Company transferred the foreign currency translation adjustment related to its historical international operations to Alltel.

Revenue Recognition – Service revenues are primarily derived from providing access to or usage of the Company’s networks and facilities. Wireline local access revenues are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including interconnection, long distance and custom calling feature revenues are recognized monthly as services are provided. Due to varying customer billing cycle cut-off times, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications revenues of $30.3 million and $21.1 million at December 31, 2006 and 2005, respectively. Sales of communications products including customer premise equipment and accessories are recognized when products are delivered to and accepted by customers. The Company accounts for transactions involving the activation of service in accordance with Securities and Exchange Commissions Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Fees assessed to communications customers to activate service are not a separate unit of accounting and are deferred upon activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship. The costs associated with activating such services, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period.

Windstream Yellow Pages recognizes directory publishing and advertising revenues and related directory costs when the directories are published and delivered. For directory contracts with a secondary delivery obligation, Windstream Yellow Pages defers a portion of its revenues and related directory costs until secondary delivery occurs. Included in accounts receivable are unbilled receivables related to directory advertising revenues earned but not yet billed of $58.8 million and $60.7 million at December 31, 2006 and 2005, respectively.

Prior to the merger with Valor and the resulting cessation of that line of business, telecommunications information services revenues were recognized in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Data processing revenues were recognized as services were performed. When the arrangement with the customer included significant production, modification or customization of the software, the Company used contract accounting, specifically the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
1.	Summary of Significant Accounting Policies, Continued:

Changes in estimates for revenues, costs and profits are recognized in the period in which they are determinable. When such estimates indicate that costs will exceed future revenues and a loss on the contract exists, a provision for the entire loss is then recognized. For all other operations, revenue is recognized when products are delivered to and accepted by customers or when services are rendered to customers in accordance with contractual terms.

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $33.6 million in 2006, $25.1 million in 2005 and $23.8 million in 2004.

Stock-Based Compensation – On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Upon adoption of the standard, the Company followed the modified prospective transition method and valued its share-based payment transactions using a Black-Scholes valuation model. Under the modified prospective transition method, the Company recognizes compensation cost in its consolidated financial statements for all awards granted after January 1, 2006 and for all existing awards for which the requisite service has not been rendered as of the date of adoption. The adoption of SFAS No. 123(R) did not have a material impact on net income in 2006.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation in accordance with the recognition and measurement principles of APB Opinion No. 25 and related interpretations. For fixed stock options granted under the Alltel’s stock-based compensation plans, the exercise price of the option equaled the market value of Alltel’s common stock on the date of grant. Accordingly, no compensation expense was recognized by the Company in the accompanying consolidated statements of income in periods prior to 2006 for any of the fixed options granted. Had compensation costs for the fixed options granted been determined based on the basis of the fair value of the awards at the date of grant, consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income would have been reduced to the following pro forma amounts for the years ended December 31:

(Millions)	2005	2004

Net income as reported	$374.3	$386.3
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4.1)	(4.8)

Pro forma net income	$370.2	$381.5

Basic earnings per share: As reported	$.93	$.96
Pro forma	$.92	$.95

Diluted earnings per share: As reported	$.93	$.96
Pro forma	$.92	$.95

The pro forma amounts presented above may not be representative of the future effects on reported net income that could result from the future granting of stock-based compensation, since the pro forma compensation expense is allocated over the periods in which the awards become exercisable, and new awards may be granted each year.
Operating Leases — Certain of the Company’s operating lease agreements include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Windstream accounts for these operating leases in accordance with SFAS No. 13, “Accounting for Leases”, and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the scheduled increases in rent expense are recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the accompanying consolidated balance sheets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
1.	Summary of Significant Accounting Policies, Continued:

Income Taxes – Income taxes are calculated on a separate return basis and are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Earnings Per Share – Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive outstanding stock instruments.

Common shares in historical periods totaled 402.9 million, representing the shares issued to Alltel shareholders pursuant to the spin-off of the Alltel wireline division and were used to reflect earnings per share amounts for those periods. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2006	2005	2004

Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$445.6	$381.7	$386.3
Extraordinary item	99.7	—	—
Cumulative effect of accounting change	—	(7.4)	—

Net income applicable to common shares	$545.3	$374.3	$386.3

Weighted average common shares outstanding for the year	435.2	402.9	402.9

Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$1.02	$.95	$.96
Extraordinary item	.23	—	—
Cumulative effect of accounting change	—	(0.2)	—

Net income	$1.25	$.93	$.96

Diluted earnings per share:
Weighted average common shares outstanding for the year	435.2	402.9	402.9
Increase in shares resulting from:
Non-vested restricted stock awards	0.2	—	—

Weighted average common shares, assuming conversion of the above securities	435.4	402.9	402.9

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$1.02	$.95	$.96
Extraordinary item	.23	—	—
Cumulative effect of accounting change	—	(0.2)	—

Net income	$1.25	$.93	$.96

Recently Issued Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50 percent likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the consolidated financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also sets forth new disclosure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
1.	Summary of Significant Accounting Policies, Continued:

requirements regarding unrecognized tax benefits and clarifies the financial statement classification of tax-related interest and penalties. Consistent with Windstream’s past practices, interest charges on potential assessments and any penalties assessed by taxing authorities will be classified as income tax expense within the Company’s consolidated statements of income. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price). SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like Windstream, SFAS No. 157 is effective beginning January 1, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company is in the process of evaluating the application of the fair value option and its effect on its consolidated financial statements.

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

On July 17, 2006, Alltel completed the spin-off of its wireline telecommunications business to its stockholders (the “Distribution”) and the merger of that business with and into Valor (the “Merger”). Pursuant to the plan of Distribution and immediately prior to the effective time of the Merger with Valor described below, Alltel contributed all of its wireline assets to Alltel Holding Corp. in exchange for: (i) newly issued common stock of the Company (ii) the payment of a special dividend to Alltel in the amount of $2,275.1 million and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”).

In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by the Company’s wireline operating subsidiaries. Also in connection with the Contribution, the Company borrowed approximately $2.4 billion through a new senior secured credit agreement that was used to fund the special dividend and pay down a portion of the wireline subsidiary debt assumed by the Company in the Contribution. The debt securities issued by the Company to Alltel as part of the Contribution consisted of 8.625 percent senior notes due 2016 with an aggregate principal amount of $1,746.0 million (the “Company Securities”). These securities were issued at a discount, and accordingly, at the date of their distribution to Alltel, the Company Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). As part of the Contribution, the Company to issued Alltel approximately 403 million shares of its common stock, or 1.0339267 shares of common stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
2.	Spin-off of Company from Alltel Corporation and Merger with Valor Communications Group, Inc., Continued:

for each share of Alltel common stock outstanding as of July 17, 2006. Alltel then distributed 100 percent of these common shares of the Company to its shareholders as a tax-free dividend. Alltel also exchanged the Company Securities for certain Alltel debt held by certain investment banking firms. The investment banking firms subsequently sold the Company Securities in the private placement market. On November 28, 2006, the Company replaced the Company Securities with registered senior notes in the same amount with the same maturity.

Pursuant to the Contribution, Alltel transferred cash of $36.2 million to the Company, as required by the Distribution Agreement between Alltel and the Company. Additionally, Windstream received reimbursement from Alltel in the fourth quarter for $30.6 million in transaction fees primarily related to the Company’s financing of the spin-off, which is included in other net financing activities in the consolidated statement of cash flows for the year ending December 31, 2006. The Company’s balance sheet also includes other transferred assets and liabilities at Alltel’s historical cost basis. Assets included net property, plant, and equipment of $101.5 million. Transfers also included a prepaid pension asset of $191.6 million and related post-retirement benefit obligations of $24.2 million valued at the date of spin. Deferred taxes of $62.8 million were established related to the assets and liabilities transferred. In connection with the spin-off, the Company and Alltel entered into a tax sharing agreement that allocates responsibility for (i) filing tax returns and preparing other tax-related information and (ii) the liability for payment and benefit of refund or other recovery of taxes. As a result, the Company transferred liabilities to Alltel related to current income taxes payable of $99.8 million and income tax contingency reserves of $10.8 million.
Immediately after the consummation of the spin-off, the Company merged with and into Valor, with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation. Under the terms of the merger agreement, Valor shareholders retained each of their Valor shares, totaling approximately 70.9 million shares, which are now shares of Windstream Corporation common stock. Upon completion of the Merger, Alltel’s stockholders owned approximately 85 percent of the outstanding equity interests of the Company, and the stockholders of Valor owned the remaining approximately 15 percent of such equity interests.
The merger was accounted for using the purchase method of accounting for business combinations in accordance with SFAS No. 141, “Business Combinations,” with Alltel Holding Corp. serving as the accounting acquirer. The accompanying consolidated financial statements reflect the operations of Alltel Holding Corp. and Valor following the spin-off and merger on July 17, 2006. Results of operations prior to the merger and for all historical periods presented are for Alltel Holding Corp.
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
In accordance with SFAS No. 141, the cost of the merger was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the merger, with amounts exceeding the fair value being recorded as goodwill. Valuations of intangible assets, debt and certain other assets and liabilities were obtained, the majority of goodwill acquired in connection with the acquisition was deductible for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
2.	Spin-off of Company from Alltel Corporation and Merger with Valor Communications Group, Inc., Continued:

The following table summarizes the allocation of the cost of the Merger to the assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date:

(Millions)	Total
Fair value of assets acquired:
Current assets	$61.0
Investments	6.9
Property, plant and equipment	736.4
Other assets	10.3
Goodwill	746.3
Franchise rights	600.0
Customer list	210.0

Total assets acquired	2,370.9

Fair value of liabilities assumed:
Current liabilities	(111.1)
Deferred income taxes established on acquired assets	(258.6)
Long-term debt	(1,195.6)
Other liabilities	(58.7)

Total liabilities assumed	(1,624.0)

Common stock issued	(815.9)

Cash acquired from Valor	$69.0

In connection with the merger, the Company recorded $13.7 million of severance and severance-related costs and $4.1 million of contract termination costs, which are reflected in goodwill in the above allocation of the cost of the merger in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We paid $8.8 million in severance and severance-related costs and $0.3 million of the contract termination costs in 2006. The remaining costs, which are included in other current liabilities in the consolidated balance sheet, will be paid in 2007 with cash from operations.

The following unaudited pro forma condensed consolidated results of income of Windstream for 2006 and 2005, respectively, assume that the spin-off from Alltel and merger with Valor occurred as of January 1, 2005:

(Millions, except per share amounts)	2006	2005

Revenues and sales	$3,299.7	$3,413.5
Income before extraordinary item and cumulative effect of accounting change (a)	$438.5	$355.8
Net income (a)	$538.2	$348.4
Earnings per share before extraordinary item and cumulative effect of accounting change:
Basic	$.93	$.75
Diluted	$.93	$.75
Earning per share:
Basic	$1.14	$.74
Diluted	$1.14	$.74

(a)	Pro forma income before extraordinary item and cumulative effect of accounting change and pro forma net income for 2005 include a $29.3 million loss recorded by Valor for the prepayment of outstanding borrowings.

The unaudited pro forma information presents the combined operating results of Alltel Holding Corp. and the former Valor, with the results prior to the acquisition date adjusted to include the pro forma impact of the following: the elimination of transactions between Alltel Holding Corp. and Valor; additional amortization of intangible assets resulting from the merger; the elimination of merger expenses; the adjustment of interest expense reflecting the new Windstream debt structure; and the impact of income taxes on the pro forma adjustments utilizing Windstream’s statutory tax rate of 39.35 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
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

Discontinuance of the Application of SFAS No. 71 “Accounting for the Effects of Certain Types of Regulation” - Historically, the Company’s regulated operations, except for certain operations acquired in Kentucky in 2002 and in Nebraska in 1999, followed the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Recent changes, however, have impacted the dynamics of Windstream’s business environment. Specifically, on July 12, 2006, the Company transitioned its Kentucky intrastate operations, which were historically subject to rate-of-return regulation, to a newly established statutory alternative form of regulation. In addition, on July 17, 2006, Windstream announced its completion of the spin-off of Alltel Corporation’s wireline business and merger with Valor, as discussed in Note 2 above. The former Valor properties are primarily subject to alternative price cap regulation. Accordingly, we have considered the change in the mix of our customer and revenue base from rate-of-return to an alternative form of regulation resulting from increased competition in our current assessment of criteria for the continued application of SFAS No. 71.

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

Based on these material factors impacting its operations, Windstream determined in the third quarter of 2006 that it is no longer appropriate to continue the application of SFAS No. 71 for reporting its financial results. Accordingly, Windstream recorded a non-cash extraordinary gain of $99.7 million, net of taxes of $74.5 million upon discontinuance of the provisions of SFAS No. 71, as required by the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of the Application of FASB Statement No. 71.” In addition, the Company began eliminating all intercompany revenues and related expenses. Previously, certain intercompany revenues and expenses earned and incurred by the Company’s regulated subsidiaries were not eliminated because they were priced in accordance with Federal Communications Commission guidelines and were recovered through the regulatory process (See Note 1). The components of the non-cash extraordinary gain are as follows:

		After
	Before Tax	Tax
(Millions)	Effects	Effects

Write off regulatory cost of removal	$185.2	$112.5
Recognize deferred directory publishing revenue	14.5	9.1
Establish asset retirement obligation	(16.7)	(10.1)
Write off regulatory assets	(8.8)	(11.8)

Total	$174.2	$99.7

Change in Accounting Estimate – Effective January 1, 2006, the Company prospectively reduced the depreciable lives for its regulated operations in Pennsylvania to reflect the results of a study completed in January 2006. During April 2006, the Company completed studies of the depreciable lives of assets held and used in its Alabama and North Carolina operations. The related depreciable lives were changed effective April 1, 2006. In addition, effective October 1, 2006,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
3.	Accounting Changes, Continued:

the Company reduced the depreciable lives for its operations in Arkansas and in one of its operating subsidiaries in Texas to reflect the results of studies for these operations. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effect of these changes in depreciable lives resulted in a decrease in depreciation expense of $30.1 million and an increase in net income of $18.6 million during the year ended December 31, 2006.

Effective September 1, 2005 and July 1, 2005, the Company prospectively reduced the depreciable lives for its regulated operations in Florida, Georgia and South Carolina to reflect the results of studies completed by the Company in the second quarter of 2005. As a result of these studies, the depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effects of this change during the year ended December 31, 2005 resulted in a decrease in depreciation expense of $21.8 million and an increase in net income of $12.8 million. Effective April 1, 2004, the Company prospectively reduced depreciable lives for its regulated operations in Nebraska, reflecting the results of a study completed by the Company in the second quarter of 2004, as required by the Nebraska Public Service Commission. The effects of this change during the year ended December 31, 2004 resulted in a decrease in depreciation expense of $19.1 million and an increase in net income of $11.4 million.

Change in Accounting Principle – As of December 31, 2006, the Company adopted the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. The guidance in SFAS No. 158 requires implementation in two steps. Step one was effective for Windstream beginning with our fiscal year ended on December 31, 2006 and required the Company to recognize on the consolidated balance sheet the over-funded or under-funded amount of the defined benefit postretirement plans. This amount is defined as the difference between the fair value of plan assets and the benefit obligation. We are also required to recognize as a component of accumulated other comprehensive income (loss), net of taxes, the actuarial gains and losses and the prior service costs and credits that arise but were not previously required to be recognized as components of net periodic benefit cost. Accumulated other comprehensive income (loss) is then adjusted as these amounts are later recognized into income as components of net periodic benefit cost. The adoption of SFAS No. 158 resulted in a reduction of our prepaid pension assets of $103.2 million, an increase in our liability for pension and other postretirement benefits of $106.1 million, a reduction in deferred taxes of $82.1 million and a reduction of accumulated other comprehensive income (loss) of $127.2 million. After adopting the provisions of SFAS No. 158, Windstream recognized prepaid pension assets and pension and postretirement benefit plan liabilities totaling $47.1 million and $275.5 million, respectively, as of December 31, 2006, which are included in other assets and other liabilities, respectively, in the accompanying consolidated balance sheet.

Beginning with our fiscal year ending on December 31, 2008, SFAS No. 158 requires Windstream to disclose in the notes to the consolidated financial statements additional information about the expected effects on net periodic benefit cost of delayed recognition of the actuarial gains and losses and the prior service costs and credits. It also requires disclosure of information about any transition asset or obligation remaining from the application of pre-existing rules and requires a year-end measurement date. We currently use December 31 as the measurement date of the funded status of our plans, which is the same date as our consolidated balance sheet.

During the fourth quarter of 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). The Company evaluated the effects of FIN 47 on its operations and determined that, for certain buildings containing asbestos, the Company is legally obligated to remediate the asbestos if the Company were to abandon, sell or otherwise dispose of the buildings. In addition, the Company is legally obligated to properly dispose of its chemically-treated telephone poles at the time they are removed from service. In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations that followed the accounting prescribed by SFAS No. 71 historically included an additional provision for cost of removal, and accordingly, the adoption of FIN 47 had no impact to these operations until the Company discontinued the application of SFAS No. 71 in the third quarter of 2006. The cumulative effect of this accounting change in 2005 resulted in a non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, and was included in net income for the year ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
3.	Accounting Changes, Continued:

The following is a summary of activity related to the liabilities associated with the Company’s asset retirement obligations through December 31, 2006:

(Millions)

Balance, as December 31, 2005:	$14.0
Assumed from Valor acquisition	7.2
Establish asset retirement obligation associated with the discontinuance of SFAS No. 71	16.7
Accretion expense	1.2
Liabilities incurred	8.8

Balance, as December 31, 2006:	$47.9

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

4.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. The changes in the carrying amount of goodwill by business segment were as follows:

		Product
(Millions)	Wireline	Distribution	Totals

Balance at December 31, 2005	$1,218.4	$0.3	$1,218.7
Acquisition of Valor (Note 2)	746.3	—	746.3

Balance at December 31, 2006	$1,964.7	$0.3	$1,965.0

During the first quarter of 2006, the Company completed the annual impairment reviews of its goodwill and indefinite-lived franchise rights as of January 1, 2006, and determined that no write-down in the carrying value of these assets was required. At December 31, 2006, 2005 and 2004 the carrying value of the indefinite-lived wireline franchise rights in the state of Kentucky acquired in 2002 was $265.0 million. At December 31, 2006, the carrying value of the indefinite-lived wireline franchise rights in the Valor properties acquired in 2006 was $600.0 million.
Intangible assets subject to amortization were as follows at December 31:

	2006
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Valor customer lists	$210.0	$(19.2)	$190.8
Other customer lists	67.6	(27.6)	40.0
Cable franchise rights	22.5	(17.9)	4.6

	$300.1	$(64.7)	$235.4

	2005
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Other customer lists	$67.6	$(21.0)	$46.6
Cable franchise rights	22.5	(16.4)	6.1

	$90.1	$(37.4)	$52.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
4.	Goodwill and Other Intangible Assets, Continued:

The Valor customer list is amortized on an accelerated sum-of-the-years digits methodology over its estimated useful life of 9 years. Other customer lists are amortized on a straight-line basis over their estimated useful lives of 10 years. Cable franchise rights subject to amortization are amortized on a straight-line basis over their estimated useful lives of 15 years. Amortization expense for intangible assets subject to amortization was $27.3 million in 2006, $8.2 million in 2005 and $8.1 million in 2004. Amortization expense for intangible assets subject to amortization is estimated to be $48.0 million in 2007, $43.4 million in 2008, $38.7 million in 2009, $32.6 million in 2010 and $27.9 million in 2011.

5.	Debt:

Long-term debt was as follows at December 31:

(Millions)	2006	2005

Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011	$500.0	$—
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	1,900.0	—
Debentures and notes, without collateral:
Company Securities – 8.625%, due August 1, 2016	1,746.0	—
2013 Notes – 8.125%, due August 1, 2013	800.0	—
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. -7.75%, due February 15, 2015 (b)	400.0	—
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028(b)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications Corp. – 6.50%, due November 15, 2013	70.0	80.0
Teleview, Inc. – 7.00%, due January 2, 2010 and May 2, 2010	0.8	1.0
Windstream New York, Inc. – 9.14% to 9.55%, due August 1, 2009 and October 1, 2011 (a)	—	10.7
Windstream Pennsylvania, Inc. – 9.07%, due November 1, 2011 (a)	—	8.7
Georgia Windstream, Inc. – 8.05% to 8.17%, due October 1, 2009 and 2014 (a)	—	20.5
Texas Windstream, Inc. – 8.11%, due March 31, 2018 (a)	—	15.0
Windstream Western Reserve, Inc. – 8.05% to 8.17%, due October 1, 2009 and 2014	—	25.9
Discount on long-term debt, net of premiums	(28.4)	(1.0)

	5,488.4	260.8
Less current maturities	(32.2)	(22.1)

Total long-term debt	$5,456.2	$238.7

Weighted average interest rate	7.8%	7.2%
Weighted maturity	7.8 years	13.2 years

(a) Certain of the Company’s subsidiary debt was retired using a portion of the proceeds from the senior secured credit facilities
(See Note 2). As a result, the Company incurred debt prepayment penalties of $7.9 million in 2006.
(b) The Company’s collateralized subsidiary debt is equally and ratably secured with debt under the senior secured credit facilities.
The terms of our senior secured credit facilities and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a minimum interest coverage ratio of 2.75 to 1 and a maximum leverage ratio of 4.5 to 1. The Company was in compliance with these covenants as of December 31, 2006.
Maturities and sinking fund requirements for the four years after 2007 for long-term debt outstanding as of December 31, 2006, were $66.8 million, $91.8 million, $116.5 million and $329.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
5.	Debt, Continued:

Windstream has a five-year $500.0 million unsecured line of credit under a revolving credit agreement with an expiration date of July 17, 2011. Letters of credit are deducted in determining the total amount available for borrowing under the $500.0 million revolving credit agreement. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving credit agreement may not exceed $500.0 million. At December 31, 2006, the amount available for borrowing under the revolving credit agreement was $496.0 million.

Interest expense was as follows for the years ended December 31:

(Millions)	2006	2005	2004

Interest expense related to long-term debt	$210.8	$20.3	$22.3
Other interest expense	0.4	1.4	1.0
Impacts of interest rate swaps	1.1	—	—
Less capitalized interest expense	(2.7)	(2.6)	(2.9)

	$209.6	$19.1	$20.4

On February 27, 2007, Windstream completed the private placement of $500.0 million aggregate principal amount of senior notes due 2019. The new senior notes were priced with an interest rate of 7.0 percent. Windstream used the net proceeds of the offering to repay $500.0 million of amounts outstanding under its term loan portion of its senior secured credit facilities. Additionally, Windstream received consent of lenders to an amendment and restatement of its $2.9 billion secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under tranche B of the term loan portion of the facilities; modify the pre-payment provision; modify certain covenants to permit the consummation of the previously announced split-off of its directory publishing business; and make other specified changes.

6.	Financial Instruments:

The Company’s financial instruments consist primarily of cash and short-term investments, accounts receivable, accounts payable and long-term debt. The carrying amount of cash and short-term investments, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The fair values of the Company’s investments, long-term debt, and interest rate swaps were as follows at December 31:

	2006		2005
	Fair	Carrying	Fair	Carrying
(Millions)	Value	Amount	Value	Amount

Investments	$7.7	$7.7	$2.0	$2.0
Long-term debt, including current maturities	$5,782.3	$5,488.4	$281.1	$260.8
Interest rate swaps	$39.0	$39.0	$—	$—

The fair value estimates were based on a discounted cash flow of the outstanding long-term debt using the weighted maturities and interest rates currently available in the long-term financing markets. There was no impact to earnings due to hedge ineffectiveness for the interest rate swap agreements.

7.	Supplemental Cash Flow Information:

Supplemental cash flow information from continuing operations was as follows for the years ended December 31:

(Millions)	2006	2005	2004

Interest paid, net of amounts capitalized	$74.0	$17.9	$19.2
Income taxes paid	$396.9	$215.4	$187.9

Of the interest and income taxes paid in 2006, $11.3 million and $265.1 million, respectively, was paid by Alltel, which Windstream funded through advances to Alltel as reflected in financing activities in the consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
7.	Supplemental Cash Flow Information, Continued:

As discussed further in Note 2 above, the Company received various non-cash transfers of assets and liabilities in conjunction with its spin-off from Alltel and merger with Valor, and issued the Company Securities. Additionally, the Company declared and accrued cash dividends of $119.2 million during the period that were subsequently paid on January 16, 2007.

8.	Employee Benefit Plans and Postretirement Benefits:

As discussed in Note 3, the Company adopted the provisions of SFAS No. 158 as of December 31, 2006. This required the Company to recognize the overfunded and underfunded status of the Company’s defined benefit pension and other postretirement plans by recognizing the actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income (loss). The following table summarizes the effects of applying SFAS No. 158 within Windstream’s consolidated balanced sheet as of December 31, 2006:

	Before		After
	Application	SFAS	Application
	of SFAS	No. 158	of SFAS
(Millions)	No. 158	Adjustments	No. 158

Other assets — prepaid pension benefit costs	$150.3	$(103.2)	$47.1
Total assets	$8,133.9	$(103.2)	$8,030.7
Other liabilities — other postretirement benefit obligation	$157.6	$104.8	$262.4
Other liabilities — pension benefit costs	$11.8	$1.3	$13.1
Deferred taxes	$1,072.9	$(82.1)	$990.8
Total liabilities	$7,536.9	$24.0	$7,560.9
Accumulated other comprehensive income (loss)	$(23.6)	$(127.2)	$(150.8)
Total shareholders’ equity	$597.0	$(127.2)	$469.8

Prior to the spin-off from Alltel, substantially all of the Company’s employees participated in a non-contributory, qualified defined benefit pension plan maintained by Alltel. Prior to January 1, 2005, employees of Windstream Yellow Pages did not participate in the plan. In December 2005, the qualified defined benefit pension plan was amended such that future benefit accruals for all eligible nonbargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). Expenses recorded by the Company related to the pension plan amounted to $9.2 million in the period ended July 17, 2006, and $15.1 million and $11.3 million in the years ended December 31, 2005 and 2004, respectively. These expenses are included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income. No allocation of the Company’s share of the pension plan’s assets or liabilities were included in the accompanying consolidated balance sheet as of December 31, 2005.

Following the spin-off, Windstream established a qualified defined benefit pension plan whose provisions are substantially equivalent to the provisions of the plan maintained by Alltel. In conjunction with establishing the new plan and prior to adopting SFAS No. 158, the Company received from Alltel net prepaid pension assets totaling $191.6 million. The Company also assumed certain obligations totaling $33.5 million from a non-contributory qualified pension plan formerly sponsored by Valor. In total, approximately $850.0 million in assets were transferred into a master trust, which the Company created specifically to hold the assets of its employee benefit plans. The Valor plan was merged into the Windstream plan effective December 31, 2006. After merging with the Valor plan and adopting the provisions of SFAS No. 158, Windstream recognized prepaid pension assets totaling $47.1 million as of December 31, 2006, which is included in other assets in the accompanying consolidated balance sheet.

The Company also maintains supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. As of December 31, 2006, Windstream recognized a pension obligation of $13.1 million related to executive retirement agreements, including $2.1 million related to three agreements accounted for under APB No 12, which is included in other liabilities in the accompanying consolidated balance sheet. There are no assets held in these supplemental retirement pension plans, as the Company funds the accrued costs of the plans as benefits are paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
8.	Employee Benefit Plans and Postretirement Benefits, Continued:

For the period of 2006 following inception of the Windstream benefit plans, pension expense totaled $11.1 million. These expenses are included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income.

The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in, and the Company funds, the costs of these plans as benefits are paid. After adopting the provisions of SFAS No. 158, Windstream recognized unfunded postretirement benefit obligations totaling $262.4 million as of December 31, 2006, which is included in other liabilities in the accompanying consolidated balance sheet.

The following table reflects the components of pension expense for the period following the inception of the plan (including provision for executive retirement agreements) and postretirement expense for the years ended December 31:

	Pension Benefits	Postretirement Benefits
(Millions)	2006 (a)	2006	2005	2004
Benefits earned during the year	$8.2	$0.2	$—	$—
Interest cost on benefit obligation	26.9	7.3	9.6	11.2
Amortization of transition obligation	—	0.4	—	—
Amortization of prior service cost	—	0.9	1.8	1.5
Recognized net actuarial loss	14.3	3.3	5.3	4.0
Gain from plan curtailments	(1.7)	0.4	—	—
Effects of Medicare subsidy	—	—	—	(2.2)
Expected return on plan assets	(36.6)	—	—	—

Total net periodic benefit expense	$11.1	$12.5	$16.7	$14.5

(a) Reflects results following the inception of Windstream plans pursuant to the spin-off from Alltel

As a component of determining its annual pension cost, Windstream amortizes unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active employees, which is approximately 14 years for each of the postretirement plans. The Company uses a December 31 measurement date for its employee benefit plans.

Actuarial assumptions used to calculate the pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits	Postretirement Benefits
	2006	2006	2005	2004
Discount rate	6.33%	6.28%	6.00%	6.40%
Expected return on plan assets	8.50%	—	—	—
Rate of compensation increase	3.50%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
8.	Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans not accounted for under APB No. 12 were as follows at December 31:

	Pension Benefits	Postretirement Benefits
(Millions)	2006 (a)	2006	2005
Fair value of plan assets at beginning of year	$—	$—	$—
Transfers from qualified plans due to acquisition and spin-off	886.8	—	—
Actual return on plan assets	85.3	—	—
Settlements	(8.4)	—	—
Employer contributions	0.7	8.8	8.2
Participant contributions	—	2.4	—
Benefits paid	(26.6)	(11.2)	(8.2)

Fair value of plan assets at end of year	937.8	—	—

Projected benefit obligation at beginning of year	—	171.7	164.5
Transfers from qualified plans due to acquisition and spin-off	869.0	67.5	—
Interest cost on projected benefit obligation	26.9	7.3	9.6
Service costs	8.2	0.2	—
Participant contributions	—	2.4	—
Plan amendments	(2.4)	—	—
Plan curtailments	(5.0)	0.5	—
Settlements	(8.4)	—	—
Actuarial gain	40.0	24.0	5.8
Benefits paid	(26.6)	(11.2)	(8.2)

Projected benefit obligation at end of year	901.7	262.4	171.7

Plan assets in excess of (less than) projected benefit obligation	36.1	(262.4)	(171.7)
Unrecognized actuarial loss	—	—	69.7
Unrecognized prior service cost	—	—	13.0
Unrecognized net transition obligation	—	—	—

Net amount recognized	$36.1	$(262.4)	$(89.0)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$47.1	$—	$—
Accrued benefit cost liability	(11.0)	(262.4)	(89.0)

Net amount recognized	$36.1	$(262.4)	$(89.0)

Amounts recognized in accumulated other comprehensive income (loss):
Transition obligation	$—	$4.8	$—
Net actuarial loss (gain)	105.8	88.4	—
Prior service costs (credit)	(1.9)	11.6	—

Net amount recognized in accumulated other comprehensive income (loss)	$103.9	$104.8	$—

(a) Reflects results following the inception of Windstream plans pursuant to the spin-off from Alltel (other than transfers from Alltel)

Employer contributions and benefits paid in the above table included amounts contributed directly to or paid directly from both the retirement plans and from Company assets.

The estimated net actuarial loss and prior service cost for the defined benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2007 are $22.1 million and $(0.2) million, respectively. The estimated net actuarial loss for the postretirement benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2007 is $6.3 million. Amortization of the prior service cost and transition obligation from accumulated other comprehensive income (loss) into net periodic benefit cost for the postretirement benefit plan are both $1.8 million and $0.8 million, respectively, in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
8.	Employee Benefit Plans and Postretirement Benefits, Continued:

The total accumulated benefit obligation for the defined benefit pension plans was $855.0 million at December 31, 2006. For the supplemental retirement pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation and accumulated benefit obligation were $11.0 million and $10.5 million at December 31, 2006, respectively.

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits	Postretirement Benefits
	2006	2006	2005
Discount rate	5.92%	5.90%	5.70%
Expected return on plan assets	8.50%	—	—
Rate of compensation increase	3.50%	—	—

In developing the expected long-term rate of return assumption, Windstream evaluated historical investment performance and input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 70 percent to equities, with an expected long-term rate of return of 10 percent, and 30 percent to fixed income assets, with an expected long-term rate of return of 5 percent. The asset allocation at December 31, 2006 for the Company’s qualified defined benefit pension plan by asset category were as follows:

Asset Category	Percentage of Plan Assets

Equity securities	73.4%
Fixed income securities	25.1%
Money market and other short-term interest bearing securities	1.5%

100.0%

None of the qualified pension plan assets are invested in Windstream common stock. The Company’s investment strategy is to maintain a diversified asset portfolio expected to provide long-term asset growth. Investments are generally restricted to marketable securities. Equity securities include stocks of both large and small capitalization domestic and international companies. Fixed income securities include securities issued by the U.S. Government and other governmental agencies, asset-backed securities and debt securities issued by domestic and international companies. Investments in money market and other short-term interest bearing securities are maintained to provide liquidity for benefit payments with protection of principal being the primary objective.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2006	2005
Healthcare cost trend rate assumed for next year	10.00%	10.00%
Rate that the cost trend rate ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2012	2011

For the year ended December 31, 2006, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.7 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.6 million. As of December 31, 2006, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $26.3 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $22.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
8.	Employee Benefit Plans and Postretirement Benefits, Continued:

Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future postretirement benefit payments are as follows as of December 31, 2006:

	Pension	Postretirement
(Millions)	Benefits	Benefits
Expected employer contributions for 2007	$6.6	$15.6

Expected benefit payments:
2007	$50.1	$16.6
2008	51.0	17.7
2009	52.7	18.8
2010	54.9	19.6
2011 – 2016	383.9	123.7

Expected subsidy:
2007		$0.9
2008		1.1
2009		1.2
2010		1.4
2012– 2016		6.2

The expected employer contribution for pension benefits consists of $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental retirement pension plans. In addition, the Company expects to contribute $5.9 million to the Windstream plan during 2007 related to the plan formerly sponsored by Valor calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s qualified pension plan. Expected benefit payments include amounts to be paid from the plans or directly from Company assets, and exclude amounts that will be funded by participant contributions to the plans.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, the Act provides a prescription drug benefit under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy is based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. On May 19, 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2 clarified that the federal subsidy provided under the Act should be accounted for as an actuarial gain in calculating the accumulated postretirement benefit obligation and annual postretirement expense. The Company determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan would be deemed actuarially equivalent to the benefits provided under Medicare Part D. Effective July 1, 2004, the Company prospectively adopted FSP No. 106-2 and remeasured its accumulated postretirement benefit obligation as of that date to account for the federal subsidy, the effects of which resulted in a $14.2 million reduction in the Company’s accumulated postretirement benefit obligation and a $2.2 million reduction in the Company’s 2004 postretirement expense. On January 21, 2005, the Department of Health and Human Services issued final federal regulations related to the federal subsidy. These final rules did not have a material effect on the Company’s benefit costs or accumulated postretirement benefit obligation.

Windstream sponsors a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible employees, except bargaining unit employees. Prior to the spin-off from Alltel, Windstream employees participated in the Alltel-sponsored plans and the amount of profit-sharing contributions to the plan was determined by Alltel’s Board of Directors. Following the spin-off, the amount of profit-sharing contributions to the plan are now determined annually by Windstream’s Board of Directors. Profit-sharing expense amounted to $5.5 million in 2006, $4.4 million in 2005 and $3.9 million in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
8.	Employee Benefit Plans and Postretirement Benefits, Continued:

The Company also sponsors employee savings plans under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans and by the Internal Revenue Service. Prior to January 1, 2006, the Company made annual contributions to the plan. Effective January 1, 2006, the plan was amended to provide for an employer matching contribution of up to 4 percent of a participant’s pretax contributions to the plan. The expense recorded by the Company related to these plans amounted to $8.8 million in 2006 and $1.3 million in both 2005 and 2004. The expenses related to the profit-sharing and 401(k) plans are included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income.

On December 31, 2006, the Company terminated the profit-sharing plan and will merge the plan assets into its employee savings plan. Pursuant to the merger of these plans, the Company will no longer contribute to employee profit sharing accounts, and will increase its matching contribution to employee savings accounts from a maximum of 4% to a maximum of 6% of employee pretax contributions.

9.	Stock-Based Compensation Plans:

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of December 31, 2006, the balance available for grant was approximately 6.9 million shares.

In August 2006, the Windstream Board of Directors approved three grants of restricted stock awards to officers and employees of the Company, which had aggregate fair values on the date of grant of $19.7 million, $11.1 million and $8.4 million, respectively. The first grant was a one-time grant made to all salaried, non-bargaining, former Alltel employees which vests three years from the date of grant. The second grant represents our standard annual grant made to officers and certain management employees as a key component of those employee groups’ annual incentive compensation plan. The third grant was made to any former Alltel employees who forfeited Alltel stock options upon the spin. The second and third grants each vest in equal increments over a three year period following the date of grant. Each of these three grants of restricted stock has only a service condition, as indicated by the vesting period, with the exception of the annual grant of shares to the Chief Executive Officer (“CEO”).

The shares granted to the CEO vest in three equal tranches on each of August 1 2007, 2008 and 2009, but only if certain operating targets are achieved for the period from July 17, 2006 through December 31, 2006; January 1, 2007 through December 31, 2007; and January 1, 2008 through December 31, 2008, respectively. The target for the first measurement period was established by the compensation committee on August 2, 2006 and was met by the end of the year. The target for the second measurement period was established by the compensation committee on February 6, 2007. The target for the last measurement period will be established within 90 days of January 1, 2008.

In addition, the Windstream Board of Directors approved a grant of restricted stock awards to the six non-employee directors, which vests one year from the date of grant and which had an aggregate fair value on the date of grant of $0.6 million. The cost of each of the restricted stock awards was determined based on the fair market value of the shares on the date of grant, and will be expensed ratably over the vesting period.

The Company also assumed restricted stock awards, that had been granted by Valor prior to the merger to employees that were retained by Windstream. Based on the closing stock price on July 17, 2006 of $11.50, these shares had an aggregate fair value of $2.1 million, and they vest either as employees are terminated or by January 1, 2008 for employees who remain with the Company. As of December 31, 2006 approximately 43,000 shares vested with a value of approximately $0.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
9.	Stock-Based Compensation Plans, Continued:

Non-vested Windstream restricted stock activity for the year ended December 31, 2006 was as follows:

	(Thousands)
	Number of	Weighted Average
	Shares	Fair Value Per Share
Non-vested at July 17, 2006	—	$—
Granted	3,156.3	12.60
Assumed from Valor acquisition	186.3	11.50
Vested	(42.6)	11.50
Forfeited	(56.8)	12.42

Non-vested at December 31, 2006	3,243.2	$12.55

At December 31, 2006, unrecognized compensation expense for the Windstream restricted shares granted on August 2, 2006 amounted to $34.2 million. The unrecognized compensation expense for these non-vested restricted shares at December 31, 2006 has a remaining weighted average vesting period of 2.6 years. At December 31, 2006, unrecognized compensation expense for the Valor restricted shares assumed amounted to $0.6 million and has a remaining weighted average vesting period of one year.

Set forth below is certain information related to stock options outstanding under Alltel’s stock-based compensation plans relating to the Company’s employees:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at December 31, 2005	2,846.9	$58.83
Granted	—	—
Exercised	(689.7)	55.44
Forfeited	(733.6)	53.46
Transfers, net	(53.3)	54.31

Outstanding at July 17, 2006	1,370.3	63.60

Re-pricing due to separation from Alltel	304.2	52.05
Exercised	(1,646.2)	52.48
Forfeited	(28.3)	48.00

Outstanding at December 31, 2006	—	$—

The amounts reflected in the table above represent stock options held by those employees that were known to be wireline division employees as of the date of spin, July 17, 2006. Amounts reflected as Transfers, net in the table above represent options held by employees that transferred between the wireless and wireline divisions of Alltel between December 31, 2005 and July 17, 2006. Upon spin, all employees of the Company terminated their employment with Alltel, and therefore forfeited any unvested stock options. All vested stock options were required to be exercised within ninety days of termination pursuant to the plan provisions. Because the unvested stock options were forfeited prior to vesting, pursuant to the guidance in SFAS No. 123(R), any expense previously recognized related to those options was reversed. As a result, during the third quarter of 2006, the Company recorded a reduction in stock-based compensation expense of $1.0 million. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2006 was $13.9 million. Alltel received $127.8 million in cash from the exercise of stock options by employees of the Company during 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
9.	Stock-Based Compensation Plans, Continued:

Non-vested Alltel stock options relating to the Company’s employees as of December 31, 2006 and changes during the twelve months ended December 31, 2006 were as follows:

	(Thousands)	Weighted
	Number of	Average Price
	Shares	Per Share
Outstanding at December 31, 2005	1,039.2	$53.51
Granted	—	—
Vested	(402.6)	55.04
Forfeited	(684.3)	52.73
Transfers, net	47.7	55.15

Outstanding at December 31, 2006	—	$—

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

Alltel restricted stock activity for the twelve months ended December 31, 2006 was as follows:

(Thousands)
	Number of	Weighted Average
	Shares	Fair Value Per Share
Non-vested at December 31, 2005	68,183	$52.52
Granted	—	—
Vested	(68,183)	52.52
Forfeited	—	—

Non-vested at December 31, 2006	—	$—

10.	Restructuring and Other Charges:

A summary of the restructuring and other charges recorded in 2006 was as follows:

		Product	Other
(Millions)	Wireline	Distribution	Operations	Total

Fees associated with spin-off from Alltel	$7.9	$—	$—	$7.9
Signage and other rebranding costs related to the spin-off	13.8	—	—	13.8
Severance and employee benefit costs	10.5	0.1	—	10.6
Costs associated with split-off of directory publishing	—	—	11.2	11.2
Computer system separation and conversion costs	5.9	—	—	5.9

Total restructuring and other charges	$38.1	$0.1	$11.2	$49.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
10.	Restructuring and Other Charges, Continued:

During 2006, the Company incurred $27.6 million of costs in connection with its spin-off from Alltel and merger with Valor. These costs consisted of $7.9 million of consulting and legal fees, $13.8 million of signage and other costs to rebrand the Company’s offices and vehicles, and $5.9 million of computer system separation and conversion costs. Of these charges, $26.6 million was paid in cash during the year, and $0.8 million related to a non-cash adjustment of compensation expense relating to the accelerated vesting of employees’ Alltel restricted stock pursuant to the spin-off. The remaining liability of $0.2 million will be funded through operating cash flows and paid during 2007.

In the fourth quarter of 2006, the Company announced a realignment of its operational functions to better serve customers and operate more efficiently. These changes will result in the elimination of approximately 180 net employee positions during the first half of 2007. In connection with these activities, the Company recorded a restructuring charge of $10.6 million consisting of severance and employee benefits related to this planned workforce reduction. These payments will be made to affected employees during the first half of 2007 as positions are eliminated and will be funded through operating cash flows.

On December 12, 2006 Windstream announced that it would split off its directory publishing business in what Windstream expects to be a tax-free transaction with entities affiliated with Welsh, Carson, Andersen and Stowe, a private equity investment firm (see Note 17, “Pending Transactions”). The Company incurred $11.2 million of incremental costs, primarily consisting of investment banker, audit and legal fees in the fourth quarter of 2006, of which $1.8 million had been paid by the end of the year. The remaining fees will be paid pursuant to the closing of the transaction in 2007 and will be funded through operating cash flows.

A summary of the restructuring and other charges recorded by our wireline operations in 2005 was as follows:

(Millions)

Severance and employee benefit costs	$4.5
Costs associated with pending spin-off and merger of wireline operations	31.2

Total restructuring and other charges	$35.7

During the third quarter of 2005, the Company incurred $4.7 million of severance and employee benefit costs related to a planned workforce reduction in its wireline operations. In the fourth quarter of 2005, the Company reduced the liabilities associated with the wireline restructuring activities by $0.2 million to reflect differences between estimated and actual costs paid in completing the employee terminations. As of December 31, 2005, Windstream had paid $4.5 million in severance and employee-related expenses, and all of the employee reductions had been completed. In connection with the spin-off from Alltel and merger with Valor, the Company incurred $31.2 million of incremental costs during the fourth quarter of 2005, principally representing accrued investment banker, audit and legal fees, which were paid through advances from Alltel.

A summary of the restructuring and other charges recorded in 2004 was as follows:

		Product	Other
(Millions)	Wireline	Distribution	Operations	Total

Severance and employee benefit costs	$11.2	$0.1	$0.3	$11.6
Relocation costs	1.2	—	0.1	1.3
Lease and contract termination costs	(1.8)	—	—	(1.8)
Other exit costs	0.7	—	—	0.7

Total restructuring and other charges	$11.3	$0.1	$0.4	$11.8

In January 2004, the Company announced its plans to reorganize its operations and support teams. Also, during February 2004, the Company announced its plans to exit its competitive local exchange carrier operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, the Company recorded a restructuring charge of $13.6 million consisting of $11.6 million in severance and employee benefit costs related to a planned workforce reduction, $1.3 million of employee relocation expenses and $0.7 million of other exit costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
10.	Restructuring and Other Charges, Continued:

As of December 31, 2004, the Company had funded through advances from Alltel payment of the restructuring expenses, and all of the employee reductions and relocations had been completed. During 2004, the Company also recorded a $1.8 million reduction in the liabilities associated with various restructuring activities initiated prior to 2003, consisting of lease and contract termination costs. The reduction primarily reflected differences between estimated and actual costs paid in completing the previous planned lease and contract terminations.

The following is a summary of the activity related to the liabilities associated with the Company’s restructuring and other charges at December 31:

(Millions)	2006	2005

Balance, beginning of period	$—	$—
Restructuring expenses and other charges, net of non-cash charges	48.6	35.7
Restructuring and other charges transferred to Alltel	—	(35.7)
Valor integration charges included in goodwill	17.8	—
Cash outlays during the period	(37.5)	—

Balance, end of period	$28.9	$—

In the Company’s consolidated balance sheet at December 31, 2006, other current liabilities included a portion of this unpaid restructuring liability totaling $19.5 million, which consisted of $0.2 million of costs related to the spin-off from Alltel and merger with Valor, $10.6 million in severance and employee-related expenses related to the realignment of its operational functions, $4.9 million of severance and employee-related expenses related to the integration of Valor, and $3.8 million related to the early termination of Valor leases. The remaining unpaid restructuring liability of $9.4 million related to fees resulting from the split-off of the publishing business were included in accounts payable in the consolidated balance sheet. As discussed above, cash outlays for the remaining unpaid liabilities will be disbursed over the next 12 months and will be funded from operating cash flows.
11.	Other Comprehensive Income (Loss):

Other comprehensive income (loss) consists of unrealized losses on interest rate swaps and foreign currency translation adjustments. Other comprehensive income (loss) was as follows for the years ended December 31:

(Millions)	2006	2005	2004

Other comprehensive income (loss):
Unrealized holding losses on interest rate swaps	$(39.0)	$—	$—
Income tax benefit	15.4	—	—

	(23.6)	—	—

Foreign currency translation adjustment	(0.5)	—	(0.1)

Other comprehensive income (loss) before tax:	(39.5)	—	(0.1)
Income tax benefit	15.4	—	—

Other comprehensive income (loss):	$(24.1)	$—	$(0.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
12.	Income Taxes:

Income tax expense was as follows for the years ended December 31:

(Millions)	2006	2005	2004

Current:
Federal	$172.7	$215.5	$155.0
State and other	10.4	55.9	37.2

	183.1	271.4	192.2

Deferred:
Federal	63.0	11.5	57.1
State and other	30.2	(15.0)	10.1

	93.2	(3.5)	67.2

	$276.3	$267.9	$259.4

Deferred income tax expense for all three years primarily resulted from temporary differences between depreciation expense for income tax purposes and depreciation expense recorded in the consolidated financial statements. Deferred income tax expense for all periods also included the effects of amortizing indefinite-lived intangible assets for income tax purposes. Those assets are not amortized for financial statement purposes in accordance with SFAS No. 142.

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2006	2005	2004
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal benefit	3.7	4.1	4.8
Reversal of income tax contingency reserves	(0.5)	—	—
Costs associated with spin off of Company	0.7	1.7	—
Other items, net	(0.6)	0.5	0.4

Effective income tax rates	38.3%	41.3%	40.2%

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2006	2005

Property, plant and equipment	$728.9	$509.1
Goodwill and other intangible assets	500.5	160.6
Operating loss carryforward	(107.1)	—
Postretirement and other employee benefits	(80.8)	(21.4)
Unrealized holding loss on interest swaps	(15.1)	—
Deferred compensation	(11.8)	—
Deferred debt costs	(9.0)	—
Other, net	(25.4)	17.4

	980.2	$665.7
Valuation allowance	10.6	—

Deferred income taxes, net	$990.8	$665.7

Current deferred tax assets	$—	$(10.6)
Noncurrent deferred income tax liabilities	990.8	676.3

Deferred income taxes, net	$990.8	$665.7

At December 31, 2006 and 2005, total deferred tax assets were $294.4 million and $36.3 million, respectively, and total deferred tax liabilities were $1,285.2 million and $702.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
12.	Income Taxes, Continued:

At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $288.0 million and $91.0 million, respectively, which expire annually in varying amounts through 2025. These loss carryforwards were acquired in conjunction with the Company’s merger with Valor. The Company is limited in its ability to use these loss carryforwards on an annual basis due to the ownership change caused by the merger. As a result, a portion of these loss carryforwards will not be utilized before they expire. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2006, the Company recorded a valuation allowance of $10.6 million related to federal and state loss carryforwards, which are expected to expire and not be utilized.

13.	Commitments and Contingencies:

Lease Commitments – Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for network facilities, real estate, office space, and office equipment were as follows as of December 31, 2006:

Year	(Millions)

2007	$22.4
2008	19.8
2009	16.2
2010	12.7
2011	8.0
Thereafter	2.8

Total	$81.9

Rental expense totaled $18.7 million in 2006, $7.3 million in 2005 and $5.3 million in 2004.

Litigation – On October 16, 2006, the Company received a negative ruling in a binding arbitration proceeding previously brought against Valor Communications Southwest LLC and Valor Communications Group, Inc., by former employees regarding stock option award agreements. The arbitrator awarded the former employees a collective interim award of $6.2 million for the value of options that the Company asserts were without value immediately prior to Valor’s initial public offering in February 2005. The basis for the interim award was the arbitrator’s finding that these particular claimants’ options were extended past the initial public offering date. On January 8, 2007, the arbitrator entered a final award in favor of the claimants totaling $7.2 million. The Company previously established a liability in the amount of approximately $9.4 million through a charge to goodwill to reflect the interim award and other potential damages that could have been part of the final award. The Company has reduced this liability and related charge to goodwill by approximately $2.2 million to reflect the actual amount of the final award. The claimants have filed separate complaints to confirm the award in Oklahoma federal district court. The Company has filed motions in Oklahoma to dismiss, or alternatively to transfer, the complaints to Texas federal district court and also filed a separate motion to vacate the arbitrator’s award in Texas federal district court. The Company intends to vigorously assert and defend its position in the matter.

The Company is party to various other legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of income, cash flows or financial condition of the Company.

In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

14.	Business Segments:

The Company disaggregates its business operations based upon differences in products and services. The Company’s wireline segment consists of Windstream’s retail and wholesale telecommunications services, including local, long distance, network access, video services and broadband products and data services in 16 states. The Company does not have separate segment managers overseeing its retail and wholesale telecommunications services. Therefore, in assessing operating performance and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
14.	Business Segments, Continued:

allocating resources, the chief operating decision maker's focus is at a level that consolidates the results of all services. In addition, incentive-based compensation for the wireline segment manager is directly tied to the combined operating results of the Company’s total wireline operations. Accordingly, the Company manages its wireline-based services as a single operating segment.

The Company’s product distribution subsidiary is a nationwide provider of telecommunications equipment and logistics services and operates four warehouses and four counter-sales showrooms across the United States. Other operations consist of the Company’s directory publishing and telecommunications information services. The Company’s publishing subsidiary coordinates advertising, sales, printing, and distribution for 378 telephone directory contracts in 35 states. On December 12, 2006, Windstream announced that it would split off its directory publishing business (see Note 17). Immediately after the consummation of the spin-off and merger with Valor, the telecommunications information services operations no longer incurs revenues and expenses for providing data processing and outsourcing services, as Valor was its sole remaining external customer.

The accounting policies used in measuring segment assets and operating results are the same as those described in Note 1. The Company accounts for intercompany sales at current market prices. The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the restructuring and other charges discussed in Note 10. In addition, non-operating items such as other income, net, gain on disposal of assets, debt prepayment penalties, interest expense and income taxes have not been allocated to the segments.

	For the year ended December 31, 2006
		Product	Other	Total
(Millions)	Wireline	Distribution	Operations	Segments

Revenues and sales from unaffiliated customers:
Domestic	$2,635.3	$141.0	$150.8	$2,927.1
International	—	—	—	—

	2,635.3	141.0	150.8	2,927.1
Intercompany revenues and sales	123.3	193.9	11.5	328.7

Total revenues and sales	2,758.6	334.9	162.3	3,255.8

Operating expenses	1,381.8	328.7	147.5	1,858.0
Depreciation and amortization	446.0	1.4	2.2	449.6

Total costs and expenses	1,827.8	330.1	149.7	2,307.6

Segment income	$930.8	$4.8	$12.6	$948.2

Assets	$7,897.1	$53.8	$79.8	$8,030.7
Capital expenditures	$373.6	$0.2	$—	$373.8

	For the year ended December 31, 2005
		Product	Other	Total
(Millions)	Wireline	Distribution	Operations	Segments

Revenues and sales from unaffiliated customers:
Domestic	$2,408.0	$130.9	$161.8	$2,700.7
International	—	—	—	—

	2,408.0	130.9	161.8	2,700.7
Intercompany revenues and sales	143.8	177.0	10.1	330.9

Total revenues and sales	2,551.8	307.9	171.9	3,031.6

Operating expenses	1,427.9	301.6	158.4	1,887.9
Depreciation and amortization	470.2	1.9	2.1	474.2

Total costs and expenses	1,898.1	303.5	160.5	2,362.1

Segment income	$653.7	$4.4	$11.4	$669.5

Assets	$4,798.2	$51.6	$85.0	$4,934.8
Capital expenditures	$351.9	$0.2	$0.8	$352.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
14.	Business Segments, Continued:

	For the year ended December 31, 2004
		Product	Other	Total
(Millions)	Wireline	Distribution	Operations	Segments

Revenues and sales from unaffiliated customers:
Domestic	$2,438.9	$121.6	$186.4	$2,746.9
International	—	—	1.9	1.9

	2,438.9	121.6	188.3	2,748.8
Intercompany revenues and sales	146.0	135.9	9.4	291.3

Total revenues and sales	2,584.9	257.5	197.7	3,040.1

Operating expenses	1,424.8	251.9	175.5	1,852.2
Depreciation and amortization	504.0	2.5	2.0	508.5

Total costs and expenses	1,928.8	254.4	177.5	2,360.7

Segment income	$656.1	$3.1	$20.2	$679.4

Assets	$4,942.3	$43.2	$97.0	$5,082.5
Capital expenditures	$332.0	$0.4	$0.9	$333.3

A reconciliation of the total business segments to the applicable amounts in the Company’s consolidated financial statements was as follows for the years ended December 31:

(Millions)	2006	2005	2004

Revenues and sales:
Total business segments	$3,255.8	$3,031.6	$3,040.1
Less: intercompany eliminations (1)	(222.5)	(108.1)	(106.6)

Total revenues and sales	$3,033.3	$2,923.5	$2,933.5

Income before income taxes:
Total business segment income	$948.2	$669.5	$679.4
Restructuring and other charges	(49.4)	(35.7)	(11.8)
Other income, net	8.7	11.6	13.7
Loss on extinguishment of debt	(7.9)	—	—
Intercompany interest income (expense)	31.9	23.3	(15.2)
Interest expense	(209.6)	(19.1)	(20.4)

Total income before income taxes	$721.9	$649.6	$645.7

Assets:
Total business segments	$8,033.5	$4,934.8	$5,082.5
Less: elimination of intercompany receivables	(2.8)	(5.1)	(3.3)

Total assets	$8,030.7	$4,929.7	$5,079.2

Notes:

(1)	See “Transactions with Certain Affiliates” in Note 1 for a discussion of intercompany revenues and sales not eliminated in preparing the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
14.	Business Segments, Continued:

Supplemental information pertaining to the other operations segment was as follows as of and for the years ended December 31:

(Millions)	2006	2005	2004

Revenues and sales from unaffiliated customers:
Directory publishing	$142.0	$144.6	$146.5
Telecommunications information services	8.8	17.2	41.8

Total	$150.8	$161.8	$188.3

Intercompany Revenues and Sales:
Directory publishing	$11.5	$10.1	$9.4
Telecommunications information services	—	—	—

Total	$11.5	$10.1	$9.4

(Millions)	2006	2005	2004

Total revenues and sales:
Directory publishing	$153.5	$154.7	$155.9
Telecommunications information services	8.8	17.2	41.8

Total revenues and sales	$162.3	$171.9	$197.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
15.	Supplemental Guarantor Information:

On July 17, 2006, Windstream privately placed an $800.0 million aggregate principal amount of 2013 Notes, and a $1,746.0 million aggregate principal amount of 2016 Notes (collectively “the Notes”). In connection with the issuance of the Notes, certain of our wholly-owned subsidiaries, including all operations which were formerly a subsidiary of Valor, provided guarantees of those debentures (the “Guarantors”). These guarantees are full and unconditional as well as joint and several. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the Notes. In conjunction with the merger with Valor, Windstream assumed $400.0 million principal amount of unsecured notes (the “Valor Notes”) guaranteed by all of Valor’s operating subsidiaries. The terms of those notes were amended to reflect the non-Valor Guarantors as guarantors of the Valor Notes. On March 1, 2007, the Company de-registered the Valor Notes.

The following information presents condensed consolidating and combined statements of income for the years ended December 31, 2006, 2005 and 2004, condensed consolidating balance sheets as of December 31, 2006 and 2005, and condensed consolidating and combined statements of cash flows for the years ended December 31, 2006, 2005 and 2004 of the Parent companies, the Guarantors, and the Non-Guarantors. Investments include investments in a non-consolidated affiliate as well as investments in net assets of subsidiaries held by the parent company and have been presented using the equity method of accounting.

	Consolidated Statement of Income
	For the Year Ended December 31, 2006
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$521.3	$2,157.3	$(45.0)	$2,633.6
Product sales	—	478.9	40.4	(119.6)	399.7

Total revenues and sales	—	1,000.2	2,197.7	(164.6)	3,033.3

Costs and expenses:
Cost of services (excluding depreciation of $383.8, included below)	—	157.7	704.5	(3.8)	858.4
Cost of products sold	—	410.7	33.2	(162.1)	281.8
Selling, general, administrative and other	0.5	102.4	261.5	1.3	365.7
Depreciation and amortization	—	116.6	333.0	—	449.6
Royalty expense to Alltel	—	18.3	111.3	—	129.6
Restructuring and other charges	—	27.9	21.5	—	49.4

Total costs and expenses	0.5	833.6	1,465.0	(164.6)	2,134.5

Operating income	(0.5)	166.6	732.7	—	898.8
Earnings from consolidated subsidiaries	588.8	9.3	(6.4)	(591.7)	—
Other income, net	7.5	0.8	0.4	—	8.7
Loss on extinguishment of debt	—	(3.0)	(4.9)	—	(7.9)
Intercompany interest income (expense)	(44.2)	10.1	66.0	—	31.9
Interest expense	(196.0)	(7.3)	(6.3)	—	(209.6)

Income before income taxes and extraordinary item	355.6	176.5	781.5	(591.7)	721.9

Income taxes (benefit)	(90.0)	59.2	307.1	—	276.3

Income before extraordinary item	445.6	117.3	474.4	(591.7)	445.6

Extraordinary item (net of income taxes)	99.7	28.3	71.4	(99.7)	99.7

Net income	$545.3	$145.6	$545.8	$(691.4)	$545.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
15. Supplemental Guarantor Information, Continued:

	Consolidated Statement of Income
	For the Year Ended December 31, 2005
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$318.7	$2,164.4	$(19.5)	$2,463.6
Product sales	—	464.6	40.4	(45.1)	459.9

Total revenues and sales	—	783.3	2,204.8	(64.6)	2,923.5
Costs and expenses:
Cost of services (excluding depreciation of $415.8, included below)	—	99.0	700.7	(3.6)	796.1
Cost of products sold	—	406.0	29.8	(61.0)	374.8
Selling, general, administrative and other	—	74.8	265.3	—	340.1
Depreciation and amortization	—	69.0	405.2	—	474.2
Royalty expense to Alltel	—	37.3	231.5	—	268.8
Restructuring and other charges	—	0.3	35.4	—	35.7

Total costs and expenses	—	686.4	1,667.9	(64.6)	2,289.7

Operating income		96.9	536.9	—	633.8

Earnings from consolidated subsidiaries	—	71.7	—	(71.7)	—
Other income, net	—	3.9	7.7	—	11.6
Intercompany interest income (expense)	—	(1.9)	25.2	—	23.3
Interest expense	—	(7.9)	(11.2)	—	(19.1)

Income before income taxes and cumulative effect of accounting change	—	162.7	558.6	(71.7)	649.6

Income taxes (benefit)	—	38.4	229.5	—	267.9

Income before cumulative effect of accounting change	—	124.3	329.1	(71.7)	381.7

Cumulative effect of accounting change (net of income taxes benefit)	—	—	(7.4)	—	(7.4)

Net income	$—	$124.3	$321.7	$(71.7)	$374.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
15. Supplemental Guarantor Information, Continued:

	Consolidated Statement of Income
	For the Year Ended December 31, 2004
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$347.2	$2,198.2	$(11.9)	$2,533.5
Product sales	—	415.0	37.5	(52.5)	400.0

Total revenues and sales	—	762.2	2,235.7	(64.4)	2,933.5
Costs and expenses:
Cost of services (excluding depreciation of $445.1, included below)	—	110.9	705.2	(2.4)	813.7
Cost of products sold	—	367.6	28.2	(62.0)	333.8
Selling, general, administrative and other	—	63.3	264.6	—	327.9
Depreciation and amortization	—	71.6	436.9	—	508.5
Royalty expense to Alltel	—	37.2	233.0	—	270.2
Restructuring and other charges	—	1.6	10.2	—	11.8

Total costs and expenses	—	652.2	1,678.1	(64.4)	2,265.9

Operating income		110.0	557.6	—	667.6

Earnings from consolidated subsidiaries	—	61.4	—	(61.4)	—
Other income, net	—	4.6	9.1	—	13.7
Intercompany interest income (expense)	—	(6.4)	(8.8)	—	(15.2)
Interest expense	—	(7.7)	(12.7)	—	(20.4)

Income before income taxes	—	161.9	545.2	(61.4)	645.7
Income taxes	—	39.8	219.6	—	259.4

Net income	$—	$122.1	$325.6	$(61.4)	$386.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
15. Supplemental Guarantor Information, Continued:

	Consolidated Balance Sheet
	As of December 31, 2006
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and short-term investments	$362.4	$0.6	$23.8	$—	$386.8
Accounts receivable (less allowance for doubtful accounts of $10.4)	0.9	110.0	226.3	—	337.2
Inventories	—	28.7	14.8	—	43.5
Prepaid expenses and other	10.0	3.1	16.1	—	29.2
Assets held for sale	—	80.0	—	—	80.0

Total current assets	373.3	222.4	281.0	—	876.7

Investments	5,781.8	62.1	6.7	(5,842.9)	7.7
Goodwill and other intangibles	—	1,560.6	1,504.8	—	3,065.4
Net property, plant and equipment	7.6	1,201.3	2,730.9	—	3,939.8
Other assets	41.4	7.1	92.6	—	141.1

Total Assets	$6,204.1	$3,053.5	$4,616.0	$(5,842.9)	$8,030.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$22.0	$0.2	$10.0	$—	$32.2
Accounts payable	10.6	35.9	123.0	—	169.5
Affiliates payable	167.9	1,025.6	(1,193.5)	—	—
Advance payments and customer deposits	—	14.5	68.3	—	82.8
Accrued dividends	119.2	—	—	—	119.2
Accrued taxes	(84.3)	56.6	59.6	—	31.9
Accrued interest	145.8	1.7	0.7	—	148.2
Other current liabilities	13.6	16.3	38.5	—	68.4
Liabilities related to assets held for sale	—	32.4	—	—	32.4

Total current liabilities	394.8	1,183.2	(893.4)	—	684.6

Long-term debt	5,296.5	100.1	59.6	—	5,456.2
Deferred income taxes	(20.2)	388.8	622.2	—	990.8
Other liabilities	63.2	37.3	328.8	—	429.3

Total liabilities	5,734.3	1,709.4	117.2	—	7,560.9

Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	—	(0.4)	25.9	(25.5)	—
Additional paid-in capital	550.5	1,153.0	2,626.6	(3,779.6)	550.5
Accumulated other comprehensive income (loss)	(150.8)	—	(127.2)	127.2	(150.8)
Retained earnings	70.1	191.5	1,973.5	(2,165.0)	70.1

Total shareholders’ equity	469.8	1,344.1	4,498.8	(5,842.9)	469.8

Total Liabilities and Shareholders’ Equity	$6,204.1	$3,053.5	$4,616.0	$(5,842.9)	$8,030.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
15. Supplemental Guarantor Information, Continued:

	Consolidated Balance Sheet
	As of December 31, 2005
			Non—
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and short-term investments	$—	$7.1	$4.8	$—	$11.9
Accounts receivable (less allowance for doubtful accounts of $9.7)	—	47.5	205.2	—	252.7
Inventories	—	24.4	12.5	—	36.9
Prepaid expenses and other	—	1.6	26.9	—	28.5
Assets held for sale	—	75.9	—	—	75.9

Total current assets	—	156.5	249.4	—	405.9

Investments	—	641.7	1.2	(640.9)	2.0
Goodwill and other intangibles	—	28.5	1,507.9	—	1,536.4
Net property, plant and equipment	—	456.5	2,502.0	—	2,958.5
Other assets	—	16.4	16.6	—	33.0

Total Assets	$—	$1,299.6	$4,277.1	$(640.9)	$4,935.8

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$—	$0.2	$21.9	$—	$22.1
Accounts payable	—	59.8	73.7	—	133.5
Affiliate payable	—	—	—	—	—
Advance payments and customer deposits	—	6.5	70.6	—	77.1
Accrued taxes	—	12.6	70.2	—	82.8
Accrued interest	—	2.0	2.2	—	4.2
Other current liabilities	—	2.4	17.1	—	19.5
Liabilities related to assets held for sale	—	36.1	—	—	36.1

Total current liabilities	—	119.6	255.7	—	375.3

Long-term debt	—	115.3	123.4	—	238.7
Deferred income taxes	—	124.5	551.8	—	676.3
Other liabilities	—	13.4	142.9	—	156.3

Total liabilities	—	372.8	1,073.8	—	1,446.6

Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Accumulated other comprehensive income (loss)	—	0.5	—	—	0.5
Parent company investment of Alltel	—	(156.2)	1,695.4	(84.0)	1,455.2
Retained earnings	—	1,082.5	1,507.9	(556.9)	2,033.5

Total shareholders’ equity	—	926.8	3,203.3	(640.9)	3,489.2

Total Liabilities and Shareholders’ equity	$—	$1,299.6	$4,277.1	$(640.9)	$4,935.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
15. Supplemental Guarantor Information, Continued:

	Statement of Cash Flows
	For the Year Ended December 31, 2006
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$545.3	$145.6	$545.8	$(691.4)	$545.3

Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	116.6	333.0	—	449.6
Provision for doubtful accounts	—	8.5	9.9	—	18.4
Equity in earnings from subsidiary	(688.5)	(9.4)	6.5	691.4	—
Extraordinary item, net of income taxes	—	(36.3)	(63.4)	—	(99.7)
Deferred taxes	14.5	5.5	10.2	—	30.2
Other, net	1.5	1.6	13.5	—	16.6
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:	(837.4)	810.6	191.6	—	164.8

Net cash provided from operations	(964.6)	1,042.7	1,047.1	—	1,125.2

Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(32.0)	(341.8)	—	(373.8)
Cash acquired from Valor	69.0	—	—	—	69.0
Other, net	0.4	(23.0)	28.4	—	5.8

Net cash used in investing activities	69.4	(55.0)	(313.4)	—	(299.0)

Cash Flows from Financing Activities:
Dividends paid on common shares	(97.3)	(4.9)	—	—	(102.2)
Dividends paid to Alltel pursuant to spin-off	(2,275.1)	—	—	—	(2,275.1)
Dividends paid to Alltel prior to spin-off	—	—	(99.0)	—	(99.0)
Dividends from subsidiaries	443.3	(150.2)	(293.1)	—	—
Repayments of borrowings	—	(795.6)	(75.8)	—	(871.4)
Debt issued	3,156.1	—	—	—	3,156.1
Changes in advances to Alltel prior to spin-off	—	(43.5)	(246.8)	—	(290.3)
Other, net	30.6	—	—	—	30.6

Net cash used in financing activities	1,257.6	(994.2)	(714.7)	—	(451.3)

Increase (decrease) in cash and short-term investments	362.4	(6.5)	19.0	—	374.9

Cash and Short-term Investments:
Beginning of the year	—	7.1	4.8	—	11.9

End of the year	$362.4	$0.6	$23.8	$—	$386.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
15. Supplemental Guarantor Information, Continued:

	Statement of Cash Flows
	For the Year Ended December 31, 2005
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$—	$124.3	$321.7	$(71.7)	$374.3
Adjustments to reconcile net income to net cash provided from operations:
Cumulative effect of accounting change, net of income taxes	—	—	7.4	—	7.4
Depreciation and amortization	—	69.0	405.2	—	474.2
Provision for doubtful accounts	—	8.9	20.3	—	29.2
Deferred taxes	—	(5.2)	8.3	—	3.1
Other, net	—	1.7	0.1	—	1.8
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:	—	1.9	62.7	—	64.6

Net cash provided from operations	—	200.6	825.7	(71.7)	954.6

Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(44.3)	(312.6)	—	(356.9)
Other, net	—	10.9	(7.6)	—	3.3

Net cash used in investing activities	—	(33.4)	(320.2)	—	(353.6)

Cash Flows from Financing Activities:
Dividends paid to Alltel prior to spin-off	—	(62.8)	(181.1)	10.3	(233.6)
Repayments of borrowings	—	(0.2)	(21.9)	—	(22.1)
Changes in advances to Alltel prior to spin-off	—	(103.2)	(304.9)	61.4	(346.7)

Net cash used in financing activities	—	(166.2)	(507.9)	71.7	(602.4)

Increase (decrease) in cash and short-term investments	—	1.0	(2.4)	—	(1.4)

Cash and Short-term Investments:
Beginning of the year	—	6.1	7.2	—	13.3

End of the year	$—	$7.1	$4.8	$—	$11.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
15. Supplemental Guarantor Information, Continued:

	Statement of Cash Flows
	For the Year Ended December 31, 2004
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$—	$122.1	$325.6	$(61.4)	$386.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	71.6	436.9	—	508.5
Provision for doubtful accounts	—	14.4	23.9	—	38.3
Deferred taxes	—	(4.8)	70.9	—	66.1
Other, net	—	4.8	1.0	—	5.8
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:	—	(8.3)	(28.4)	—	(36.7)

Net cash provided from operations	—	199.8	829.9	(61.4)	968.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(46.8)	(291.0)	—	(337.8)
Other, net	—	(18.3)	20.5	—	2.2

Net cash used in investing activities	—	(65.1)	(270.5)	—	(335.6)

Cash Flows from Financing Activities:
Dividends paid to Alltel prior to spin-off	—	(63.7)	(178.7)	3.3	(239.1)
Repayments of borrowings	—	(0.2)	(21.9)	—	(22.1)
Changes in advances to Alltel prior to spin-off	—	(68.0)	(356.0)	58.1	(365.9)

Net cash used in financing activities	—	(131.9)	(556.6)	61.4	(627.1)

Effect of exchange rate changes on cash and short-term	—	(0.1)	—	—	(0.1)
investments
Increase (decrease) in cash and short-term investments	—	2.7	2.8	—	5.5
Cash and Short-term Investments:
Beginning of the year	—	3.5	4.3	—	7.8

End of the year	$—	$6.2	$7.1	$—	$13.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
16. Quarterly Financial Information – (Unaudited):

	For the year ended December 31, 2006
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st

Revenues and sales	$3,033.3	$827.6	$771.4	$731.3	$703.0
Operating income	$898.8	$285.6	$254.1	$185.2	$173.9
Income before extraordinary item	$445.6	$117.7	$96.4	$118.7	$112.8
Extraordinary item, net of tax	$99.7	$—	$99.7	$—	$—

Net income	$545.3	$117.7	$196.1	$118.7	$112.8

Basic earnings per share:
Income before extraordinary item	$1.02	$.25	$.21	$.29	$.28
Extraordinary item	.23	—	.22	—	—

Net income	$1.25	$.25	$.43	$.29	$.28

Diluted earnings per share:
Income before extraordinary item	$1.02	$.25	$.21	$.29	$.28
Extraordinary item	.23	—	.22		—

Net income	$1.25	$.25	$.43	$.29	$.28

	For the year ended December 31, 2005
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st

Revenues and sales	$2,923.5	$745.5	$728.9	$736.5	$712.6
Operating income	$633.8	$168.2	$162.3	$151.1	$152.2
Income before cumulative effect of accounting change	$381.7	$92.0	$107.4	$94.1	$88.2
Cumulative effect of accounting change	$(7.4)	$(7.4)	$—	$—	$—

Net income	$374.3	$84.6	$107.4	$94.1	$88.2

Basic earnings per share:
Income before cumulative effect of accounting change	$.95	$.23	$.27	$.23	$.22
Cumulative effect of accounting change	(.02)	(.02)	—	—	—

Net income	$.93	$.21	$.27	$.23	$.22

Diluted earnings per share:
Income before cumulative effect of accounting change	$.95	$.23	$.27	$.23	$.22
Cumulative effect of accounting change	(.02)	(.02)	—	—	—

Net income	$.93	$.21	$.27	$.23	$.22

Notes to Quarterly Financial Information:
A.	During the fourth quarter of 2006, the Company incurred $4.8 million of incremental costs, principally consisting of rebranding costs, consulting and legal fees and system conversion costs, related to the spin-off from Alltel and merger with Valor. Windstream also incurred $10.6 million of restructuring charges, which consisted of severance and employee benefit costs related to a planned workforce reduction. In addition, the Company incurred $11.2 million in investment banker, audit and legal fees associated with the announced split off of its directory publishing business (See Note 10).

B.	During the third quarter of 2006, the Company incurred $15.3 million of incremental costs, principally consisting of rebranding costs, consulting and legal fees, system conversion costs and employee-related costs related to the spin-off from Alltel and merger with Valor (See Note 10). The discontinuance of the application of SFAS No. 71 resulted in an extraordinary gain, net of tax, of $99.7 million (See Note 3). The Company also incurred $7.9 million in debt pre-payment penalties resulting from the early retirement of subsidiary debt pursuant to the new Windstream debt structure (See Note 5).

C.	During the second quarter of 2006, the Company incurred $4.7 million of incremental costs, principally consisting of consulting and legal fees, system conversion costs and employee-related costs related to the spin-off from Alltel and merger with Valor (See Note 10).

D.	During the first quarter of 2006, the Company incurred $2.8 million of incremental costs, principally consisting of rebranding costs, consulting and legal fees, system conversion costs and employee-related costs related to the spin-off from Alltel and merger with Valor (See Note 10).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
16.	Quarterly Financial Information – (Unaudited), Continued:
E.	During the fourth quarter of 2005, the Company incurred $31.0 million of incremental costs, principally consisting of $31.2 million of investment banker, audit and legal fees, related to the pending spin-off from Alltel and merger with Valor (See Note 10). In the fourth quarter of 2005, the Company reduced the liabilities associated with the wireline restructuring activities by $0.2 million to reflect differences between estimated and actual costs paid in completing the employee termination. In the fourth quarter of 2005, the Company also adopted the measurement and recognition provisions of FIN 47 in accounting for conditional asset retirement obligations. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $7.4 million, net of income tax benefit of $4.6 million (See Note 3).

F.	In the third quarter of 2005, the Company recorded a restructuring charge of $4.7 million in restructuring charges, which consisted of severance and employee benefit costs related to a planned workforce reduction (See Note 10).
17.	Pending Transactions:

On December 12, 2006, Windstream announced that it would split off its directory publishing business (the “Publishing Business”) in what Windstream expects to be a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and Windstream shareholder. The transaction will be effected pursuant to the terms of a Share Exchange Agreement (the “Share Exchange Agreement”) entered into among Windstream and Welsh, Carson, Anderson & Stowe VIII, L.P., a Delaware limited partnership, Welsh, Carson, Anderson & Stowe IX, L.P., a Delaware limited partnership, WCAS Capital Partners III, L.P., a Delaware limited partnership, Regatta Holding I, L.P., a Delaware limited partnership, Regatta Holding II, L.P., a Delaware limited partnership, and Regatta Holding III, L.P., a Delaware limited partnership (each a “WCAS Sub” and together the “WCAS Subs”). Anthony J. de Nicola, a WCAS partner, was a member of both the Valor and Windstream Board of Directors through the announcement of this transaction, at which time he resigned.

Prior to completing the transaction, Windstream will contribute the Publishing Business to a newly formed subsidiary (“Holdings”). Holdings will then pay a special dividend to Windstream in an amount equal to Windstream’s tax basis in the Publishing Business (currently estimated to be approximately $30.0 million), issue additional shares of Holdings common stock to Windstream, and distribute to Windstream certain debt securities of Holdings having an aggregate principal amount of approximately $250.0 million less the amount of the special dividend. Windstream expects to exchange the Holdings debt securities for outstanding Windstream debt with an equivalent fair market value and then retire that Windstream debt. Windstream also intends to use the proceeds of the special dividend to retire Windstream debt or repurchase Windstream equity. Following the completion of these transactions, Windstream will exchange all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”), which will then be retired. At the time of signing, the WCAS shares were valued at approximately $275.0 million based on a trailing average of Windstream’s stock price of $14.02 at that time. Given the value of the stock at the time of signing, the total value of the transaction was approximately $525.0 million. Based on the trailing average of Windstream common stock at February 23, 2007 of $15.05, the Exchanged WIN shares have a value of approximately $295.0 million, increasing the expected total value of the transaction to approximately $545.0 million.

In order to comply with the covenants in Windstream’s debt instruments, subject to the terms and conditions of the Share Exchange Agreement, Windstream will exchange 80% of the Holdings Shares for 80% of the Exchanged WIN Shares in a first-step closing that is expected to occur during the second quarter of 2007. The remaining Holdings Shares held by Windstream will be exchanged for the remaining Exchanged WIN Shares in a second-step closing that is expected to occur during the fourth quarter of 2007. The first-step closing is subject to customary conditions, including (i) expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the parties having received certain private letter rulings from the IRS with respect to the tax treatment of the transactions, (iii) the receipt of customary solvency and surplus opinions by the Boards of Directors of Windstream and Holdings, and (iv) the contribution of the Publishing Business to Holdings and the exchange of Holdings debt for outstanding Windstream debt. The Company has since satisfied the requirements of the Scott-Hart-Rodino Act. The second-step closing is conditioned only on the absence of any injunction, but will not occur until Windstream is able to exchange the remaining shares in compliance with the terms of its debt instruments. The terms of the Share Exchange Agreement require the transaction to be completed by December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
——
17.	Pending Transactions, Continued:

The Share Exchange Agreement provides for a customary working capital adjustment pursuant to which the parties will make cash payments to each other to the extent that the working capital of the Publishing Business is less than or greater than a specified target working capital amount at the time of the first-step closing. The Share Exchange Agreement contains customary representations, warranties and covenants and may be terminated if, among other things, the first-step closing of the transaction has not been completed within twelve months or the IRS private letter rulings are not received. The parties have also agreed to customary indemnification for breaches of representations, warranties, covenants and other matters. In connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the parties and their affiliates will enter into certain related Ancillary Agreements, including a Publishing Agreement, a Billing and Collection Agreement and a Tax Sharing Agreement.

In connection with the consummation of the transactions contemplated by the Share Exchange Agreement, the parties and their affiliates will enter into certain related ancillary agreements, including a Publishing Agreement, a Billing and Collection Agreement and a Tax Sharing Agreement. Pursuant to the Publishing Agreement, Windstream will grant Windstream Yellow Pages, Inc. (“Windstream Yellow Pages”), the Windstream subsidiary that currently operates the Publishing Business, an exclusive license to publish Windstream directories. Windstream Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the Publishing Agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Windstream Yellow Pages on advertising revenues generated from its directories for the duration of the Publishing Agreement. In conjunction with the Publishing Agreement, the Company has entered into an at-market executory contract to purchase minimum advertising in its directories for a period of three years, with a renewal option for two additional years available to WCAS. Due to the significant continuing involvement that Windstream will retain in the publishing business, as evidenced by these ancillary agreements and its obligations to provide telephone listings, publishing results are reflected in income from continuing operations.

The following table summarizes the net assets of the directory publishing operations that are classified as held for sale in the accompanying consolidated balance sheets as of December 31:

(Millions)	2006	2005

Current assets	$71.5	$71.3
Net plant property and equipment	8.5	5.1
Other assets	—	(0.5)

Assets held for sale	$80.0	$75.9

Current liabilities	$26.5	$30.9
Deferred income taxes	5.5	4.3
Other liabilities	0.4	0.9

Liabilities related to assets held for sale	$32.4	$36.1