Form 10-Q
period 2007-03-31
WINDSTREAM CORP
filed 2007-05-10
CIK 1282266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
Number of common shares outstanding as of April 30, 2007: 477,230,810
The Exhibit Index is located on page 47.

WINDSTREAM CORPORATION
FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	March 31,	December 31,
Assets	2007	2006

Current Assets:
Cash and short-term investments	$397.6	$386.8
Accounts receivable (less allowance for doubtful accounts of $10.1 and $10.4, respectively)	312.8	337.2
Inventories	37.0	43.5
Prepaid expenses and other	35.4	29.2
Assets held for sale	66.4	80.0

Total current assets	849.2	876.7

Investments	7.6	7.7
Goodwill	1,965.0	1,965.0
Other intangibles	1,088.8	1,100.4
Net property, plant and equipment	3,917.3	3,939.8
Other assets	133.3	141.1

Total Assets	$7,961.2	$8,030.7

Liabilities and Shareholders’ Equity

Current Liabilities:
Current maturities of long-term debt	$39.5	$32.2
Accounts payable	169.9	169.5
Advance payments and customer deposits	92.3	82.8
Accrued dividends	119.3	119.2
Accrued taxes	70.5	31.9
Accrued interest	64.3	148.2
Other current liabilities	52.6	68.4
Liabilities related to assets held for sale	24.4	32.4

Total current liabilities	632.8	684.6

Long-term debt	5,449.1	5,456.2
Deferred income taxes	987.5	990.8
Other liabilities	431.7	429.3

Total liabilities	7,501.1	7,560.9

Commitments and Contingencies (See Note 8)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 477.3 shares issued and outstanding at March 31, 2007	—	—
Additional paid-in capital	558.2	550.5
Accumulated other comprehensive income (loss)	(148.9)	(150.8)
Retained earnings	50.8	70.1

Total shareholders’ equity	460.1	469.8

Total Liabilities and Shareholders’ Equity	$7,961.2	$8,030.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months
	Ended March 31,
(Millions, except per share amounts)	2007	2006

Revenues and sales:
Service revenues	$717.9	$604.7
Product sales	65.8	98.3

Total revenues and sales	783.7	703.0

Costs and expenses:
Cost of services (excluding depreciation of $99.9 and $85.1, respectively, included below)	235.6	192.4
Cost of products sold	45.5	84.3
Selling, general, administrative and other	103.1	80.1
Depreciation and amortization	125.1	102.6
Royalty expense to Alltel	—	67.2
Restructuring and other charges	4.8	2.5

Total costs and expenses	514.1	529.1

Operating income	269.6	173.9

Other income, net	5.2	1.2
Intercompany interest income from Alltel	—	13.9
Interest expense	(114.7)	(3.9)

Income before income taxes	160.1	185.1
Income taxes	60.2	72.3

Net income	$99.9	$112.8

Earnings per share:
Basic	$.21	$.28
Diluted	$.21	$.28

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months
	Ended March 31,
(Millions)	2007	2006

Cash Provided from Operations:
Net income	$99.9	$112.8
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	125.1	102.6
Provision for doubtful accounts	3.7	5.0
Stock-based compensation expense	3.8	1.1
Deferred taxes	(5.7)	4.0
Other, net	15.8	—
Changes in operating assets and liabilities:
Accounts receivable	16.8	3.1
Accrued interest	(83.9)	3.7
Accrued taxes	38.6	36.6
Other liabilities	5.3	12.1
Other, net	(4.1)	5.7

Net cash provided from operations	215.3	286.7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(80.0)	(62.2)
Other, net	(4.4)	(1.7)

Net cash used in investing activities	(84.4)	(63.9)
—
Cash Flows from Financing Activities:
Dividends paid on common shares	(119.1)	—
Dividends paid to Alltel prior to spin-off	—	(65.7)
Repayments of borrowings	(500.1)	(0.1)
Debt issued, net of issuance costs	499.1	—
Changes in advances to Alltel prior to spin-off	—	(159.0)

Net cash used in financing activities	(120.1)	(224.8)
—

Increase (decrease) in cash and short-term investments	10.8	(2.0)

Cash and Short-term Investments:
Beginning of the period	386.8	11.9

End of the period	$397.6	$9.9

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

		Accumulated
	Additional	Other
	Paid-In	Comprehensive	Retained
(Millions, except per share amounts)	Capital	Income (Loss)	Earnings	Total

Balance at December 31, 2006	$550.5	$(150.8)	$70.1	$469.8

Net income	—	—	99.9	99.9
Other comprehensive income (loss), net of tax: (See Note 10)
Amortization of actuarial gains/losses	—	4.7	—	4.7
Unrealized holding losses on interest rate swaps	—	(2.8)	—	(2.8)

Comprehensive income	—	1.9	99.9	101.8

Additional transfers from Alltel (see Note 3)	3.9	—	—	3.9
Stock-based compensation expense	3.8	—	—	3.8
Dividends of $0.25 per share declared to stockholders	—	—	(119.2)	(119.2)

Balance at March 31, 2007	$558.2	$(148.9)	$50.8	$460.1

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
———
1.	Preparation of Interim Financial Statements:

In this report, Windstream Corporation and its subsidiaries are referred to as “Windstream”, “we”, or “the Company”. For all periods prior to the effective time of the merger with Valor Communications Group, Inc. (“Valor”) described herein, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel Corporation (“Alltel”).

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should read this report in conjunction with the consolidated financial statements and accompanying notes included in Windstream’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

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

2.	Accounting Changes:

Discontinuance of the Application of Statement of Financial Accounting Standards (“SFAS”) No. 71 “Accounting for the Effects of Certain Types of Regulation” - Historically, the Company’s regulated operations, except for certain operations acquired in Kentucky in 2002 and in Nebraska in 1999, followed the accounting for regulated enterprises prescribed by SFAS No. 71. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, certain intercompany revenues and expenses earned and incurred by the Company’s regulated subsidiaries were not eliminated because they were priced in accordance with Federal Communications Commission (“FCC”) guidelines and recovered through the regulatory process.

Due to continued access line loss resulting from increased levels of competition from alternative voice providers, as well as due to a shift of the customer base from rate-of-return markets to markets under an alternative form of regulation, Windstream determined in the third quarter 2006 that it was no longer appropriate to continue the application of SFAS No. 71 for reporting its financial results. Accordingly, the Company discontinued the application of SFAS No. 71 according to the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuance of the Application of Financial Accounting Standards Board (“FASB”) statement No. 71,” and began eliminating all intercompany revenues and related expenses.

Transactions with affiliates that were not eliminated under the provisions of SFAS No. 71 during the three months ended March 31, 2006 primarily included product sales, directory publishing royalties and sales, and sales of other telecommunications services. Sales of telecommunications equipment from the Company’s product distribution operations to the Company’s regulated subsidiaries resulted in $28.6 million in product sales and cost of products sold for the three months ended March 31, 2006. These regulated subsidiaries also recognized $9.6 million in service revenues for the three months ended March 31, 2006 related to royalties received from the directory publishing subsidiary (“Windstream Yellow Pages”), with Windstream Yellow Pages recognizing the offsetting royalty expense in cost of products sold. Miscellaneous billings by Windstream Yellow Pages to the regulated subsidiaries resulted in $1.7 million in product sales and cost of products sold for the three months ended March 31, 2006. Amounts billed to other affiliates of the Company for interconnection and toll services resulted in $10.6 million of service revenues and cost of services for the three months ended March 31, 2006.

Change in Accounting Principle – Windstream adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The adoption of FIN 48 resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. At the adoption date, and as of March 31, 2007, the Company had approximately $1.3 million of gross unrecognized tax benefits, all of which relate to periods preceding the spin-off from Alltel, and all of which would impact its effective tax rate if recognized.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
2.	Accounting Changes, Continued:

The Company is indemnified for these reserves for uncertain tax positions in accordance with the Tax Sharing Agreement with Alltel dated July 17, 2006; consequently, a corresponding receivable from Alltel equaling the gross unrecognized tax benefits plus accrued interest expense has been recognized.

Interest and penalties related to uncertain tax positions are recognized in income tax expense. As of the date of adoption, the Company had accrued approximately $0.2 million of interest expense and penalties related to uncertain tax positions. For the three months ended March 31, 2007, interest expense recognized related to these uncertain positions was not significant.

The tax years 2003 – 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has identified its federal tax return and state tax returns in Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, and Texas as “major” taxing jurisdictions.

The Company does not reasonably estimate that the unrecognized tax benefits will change significantly within the next twelve months.

Recently Issued Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price). SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like Windstream, SFAS No. 157 is effective beginning January 1, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its consolidated financial statements.

3.	Spin-off of Company from Alltel Corporation and Merger with Valor Communications Group, Inc.:

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

On July 17, 2006, Alltel completed the spin-off of Alltel Holding Corp. to its stockholders. Pursuant to the spin-off, Alltel transferred certain wireline assets and liabilities to Alltel Holding Corp. at their historical cost basis. During the first quarter of 2007, $4.7 million of additional net plant assets, $1.2 million of related deferred tax liabilities, and $0.4 million of additional pension assets were identified by Alltel as being attributable to Alltel Holding Corp. The Company recorded these balances in March 2007 as an adjustment to additional paid-in capital in the consolidated balance sheet.

Immediately after the consummation of the spin-off, Alltel Holding Corp. merged with and into Valor, with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation. The merger was accounted for using the purchase method of accounting for business combinations in accordance with SFAS No. 141, “Business Combinations,” with Alltel Holding Corp. serving as the accounting acquirer. The accompanying unaudited interim consolidated financial statements reflect the operations of Alltel Holding Corp. and Valor following the spin-off and

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
3.	Spin-off of Company from Alltel Corporation and Merger with Valor Communications Group, Inc., Continued:

merger transactions on July 17, 2006. Results of operations prior to the merger and for all historical periods presented are for Alltel Holding Corp.

In connection with the merger, the Company recorded $13.7 million of severance and severance-related costs and $4.1 million of contract termination costs in goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Of the remaining liability, $5.1 million in severance and severance-related costs and $0.5 million of contract termination costs were paid during the three months ended March 31, 2007. The remaining costs, which are included in other current liabilities in the consolidated balance sheet, will be paid over the remainder of 2007 with cash from operations.

The following unaudited pro forma condensed consolidated statements of income of Windstream for the three months ended March 31, 2007 and 2006, respectively, assume that the spin-off from Alltel and merger with Valor occurred as of January 1, 2006:

	Three Months Ended
(Millions, except per share amounts)	2007	2006

Revenues and sales (a)	$783.7	$824.6
Net income	$100.4	$104.5
Earnings per share:
Basic	$.21	$.22
Diluted	$.21	$.22

(a)	The decline in pro forma revenues and sales is primarily due to the elimination of intercompany revenues and sales during the first quarter of 2007 that were previously recognized pursuant to the application of SFAS No. 71 (see Note 2).
The unaudited pro forma information presents the combined operating results of Alltel Holding Corp. and Valor, with the results prior to the acquisition date adjusted to include the pro forma impact of the following: the elimination of transactions between Alltel Holding Corp. and Valor; additional amortization of intangible assets resulting from the merger; the elimination of merger expenses; the adjustment of interest expense reflecting the new Windstream debt structure; and the impact of income taxes on these pro forma adjustments utilizing Windstream’s statutory tax rate of 39.6 percent.

The unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related restructuring costs. Certain cost savings may result from the merger; however, there can be no assurance that these costs savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of January 1, 2006, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

4.	Related Party Transactions:

For the three months ended March 31, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. Expenses were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Total expenses allocated to the Company were $66.3 million in the three months ended March 31, 2006. The costs of these services charged to the Company and the allocated liabilities assigned to the Company are not necessarily indicative of the costs and liabilities that would have been incurred if the Company had performed these functions as a stand-alone entity. However, management believes that methods used to make such allocations were reasonable.

For the three months ended March 31, 2006, the Company maintained a licensing agreement with The ALLTEL Kansas Limited Partnership, an Alltel affiliate, under which the Company’s regulated subsidiaries were charged a royalty fee for the use of the Alltel brand name in marketing and distributing telecommunications products and services. The amount of the

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
4.	Related Party Transactions, Continued:

royalty fee charged was computed by multiplying the regulated subsidiaries’ annual revenues and sales by 12.5 percent. In anticipation of the spin-off, Alltel and the Company terminated this licensing agreement on June 30, 2006 as the Company no longer uses the Alltel brand name.

For the three months ended March 31, 2006, the Company participated in the centralized cash management practices of Alltel. Under those practices, cash balances were transferred daily to Alltel bank accounts. The Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. The Company earned interest income on receivables due from Alltel and was charged interest expense for payables due to Alltel. Subsequent to the spin-off, Windstream no longer participates in this program as the Company has its own established cash management program. The interest rates charged on payables to Alltel were 5.91 percent in the three months ended March 31, 2006. Interest rates earned on receivables from Alltel were 4.75 percent in the three months ended March 31, 2006.

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

5.	Goodwill and Other Intangible Assets:

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

As of January 1, 2007, the Company completed the annual impairment reviews of its goodwill and indefinite-lived franchise rights and determined that no write-down in the carrying value of these assets was required. As of March 31, 2007 and December 31, 2006, the carrying value of the indefinite-lived wireline franchise rights in the state of Kentucky acquired in 2002 was $265.0 million. As of March 31, 2007 and December 31, 2006, the carrying value of the indefinite-lived wireline franchise rights in the Valor properties acquired during 2006 was $600.0 million.

Intangible assets subject to amortization were as follows:

	March 31, 2007
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Valor customer list	$210.0	$(28.8)	$181.2
Other customer lists	67.6	(29.3)	38.3
Cable franchise rights	22.5	(18.2)	4.3

	$300.1	$(76.3)	$223.8

	December 31, 2006
	Gross	Accumulated	Net Carrying
(Millions)	Cost	Amortization	Value

Valor customer list	$210.0	$(19.2)	$190.8
Other customer lists	67.6	(27.6)	40.0
Cable franchise rights	22.5	(17.9)	4.6

	$300.1	$(64.7)	$235.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
5.	Goodwill and Other Intangible Assets, Continued:

The Valor customer list is amortized on an accelerated sum-of-the-years digits methodology over its estimated useful life of 9 years. Other customer lists are amortized on a straight-line basis over their estimated useful lives of 10 years. Cable franchise rights subject to amortization are amortized on a straight-line basis over their estimated useful lives of 15 years. Amortization expense for intangible assets subject to amortization was $11.6 million and $2.0 million for the three month periods ended March 31, 2007 and 2006, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $48.0 million in 2007, $43.4 million in 2008, $38.7 million in 2009, $32.6 million in 2010 and $27.9 million in 2011.

6.	Debt and Derivative Instruments:

Long-term debt was as follows:

	March 31,	December 31,
(Millions)	2007	2006

Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011	$500.0	$500.0
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013 (a)	1,400.0	1,900.0
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016	1,746.0	1,746.0
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2019 Notes – 7.00%, due March 15, 2019 (a)	500.0	—
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. – 7.75%, due February 15, 2015 (b)	400.0	400.0
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications Corp. – 6.50%, due November 15, 2013	70.0	70.0
Teleview, Inc. – 7.00%, due January 2, 2010 and May 2, 2010	0.7	0.8
Discount on long-term debt, net of premiums	(28.1)	(28.4)

	5,488.6	5,488.4
Less current maturities	(39.5)	(32.2)

Total long-term debt	$5,449.1	$5,456.2

(a)	On February 27, 2007, Windstream completed the private placement of $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent (“the February 27th refinancing transaction”). Windstream used the net proceeds of the offering to repay $500.0 million of amounts outstanding under the term loan portion of its senior secured credit facilities. Additionally, Windstream received the consent of lenders to an amendment and restatement of its $2.9 billion secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under tranche B of the term loan portion of the facilities; modify the pre-payment provision; and modify certain covenants to permit the consummation of the previously announced split off of its directory publishing business.

(b)	The Company’s collateralized subsidiary debt is equally and ratably secured with debt under the senior secured credit facilities.

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a minimum interest coverage ratio of 2.75 to 1.0 and a maximum leverage ratio of 4.5 to 1.0. In addition, the covenants include restrictions on capital expenditures, which must not exceed a specified amount in any fiscal year (for 2007 this amount is $530.0 million). The Company was in compliance with these covenants as of March 31, 2007.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
6.	Debt and Derivative Instruments, Continued:

Maturities and sinking fund requirements for debt outstanding as of March 31, 2007 for each of the twelve month periods ended March 31, 2008, 2009, 2010, and 2011 are $39.5 million, $68.0 million, $93.0 million and $117.8 million, respectively.

Interest expense was as follows for the three months ended March 31:

(Millions)	2007	2006

Interest expense related to long-term debt (c)	$114.8	$4.4
Other interest expense	0.1	—
Impacts of interest rate swaps	0.9	—
Less capitalized interest expense	(1.1)	(0.5)

	$114.7	$3.9

(c)	In connection with the February 27, 2007 refinancing transaction, the Company recorded additional non-cash interest expense of $5.3 million due to a write-off of the unamortized debt issuance costs associated with $500.0 million of the term loan that was paid down.
Due to the interest rate risk inherent in the variable rate senior credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million to convert variable interest rate payments to fixed. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), and the weighted-average fixed rate paid by Windstream is 5.604 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior credit facilities pursuant to the guidance in SFAS No. 133, “Derivative Financial Instruments,” as amended. After the completion of the February 27th refinancing transaction, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million is no longer effective as a hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap will now be recognized in net income, including $0.4 million recognized as other income in the unaudited consolidated statement of income for the three months ended March 31, 2007.

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

The components of pension expense were as follows for the three months ended March 31, 2007:

(Millions)

Service cost	$4.1
Interest cost	12.8
Expected return on plan assets	(19.4)
Prior service cost	(0.1)
Net actuarial loss	5.5

Net periodic benefit expense	$2.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
7.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

Pension expenses allocated to the Company by Alltel amounted to $2.9 million for the three months ended March 31, 2006. Pension expenses are included in cost of services and selling, general, administrative and other expenses in the unaudited consolidated statements of income.

Windstream also maintains supplemental executive retirement plans that provide unfunded, non-qualified supplement retirement benefits to a select group of former management employees. There are no assets held in these supplemental retirement pension plans, as the Company funds the accrued costs of the plans as benefits are paid. For the three months ended March 31, 2007, Windstream contributed $0.2 million to fund the supplemental executive retirement plans.

The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the costs of these plans as benefits are paid. The Company also assumed certain obligations from a postretirement healthcare plan formerly sponsored by Valor. The components of postretirement benefits expense were as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2007	2006

Service cost	$0.1	$—
Interest cost	3.7	2.4
Transition obligation	0.2	—
Prior service cost	0.4	0.5
Net actuarial loss	1.6	1.3

Net periodic benefit expense	$6.0	$4.2

Windstream disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $6.6 million and $15.6 million for pension and postretirement benefits, respectively, in 2007. Windstream contributed $4.8 million to the postretirement plan during the three months ended March 31, 2007. Of the $6.6 million pension contribution, the Company expects to contribute $5.9 million to the Windstream pension plan during 2007 related to the plan formerly sponsored by Valor, calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s qualified pension plan.

The profit-sharing plan assets were merged into the employee savings plan under section 401(k) of the Internal Revenue Code during the three months ended March 31, 2007. Pursuant to the merger of these plans, the Company no longer contributes to employee profit sharing accounts, and has increased its matching contribution to employee savings accounts from a maximum of 4% to a maximum of 6% of employee pretax contributions. The Company’s final cash contribution to the profit sharing plan, totaling $5.2 million, was made in April 2007. This amount is included in other current liabilities in the accompanying consolidated balance sheet at March 31, 2007.

8.	Commitments and Contingencies:

On October 16, 2006, the Company received a negative ruling in a binding arbitration proceeding previously brought against Valor Communications Southwest LLC and Valor Communications Group, Inc., by former employees regarding stock option award agreements. On January 8, 2007, the arbitrator entered a final award for the former employees of $7.2 million for the value of options that the Company asserts were without value immediately prior to Valor’s initial public offering in February 2005. The Company had established a liability for this amount accounting for the merger with Valor in 2006. The basis for the award was the arbitrator’s finding that these particular claimants’ options were extended past the initial public offering date. The claimants have filed separate complaints to confirm the award in Oklahoma federal district court. The Company has filed motions in Oklahoma to dismiss, or alternatively to transfer, the complaints to Texas federal district court and also filed a separate motion to vacate the arbitrator’s award in Texas federal district court. The Company intends to vigorously assert and defend its position in the matter.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
8.	Commitments and Contingencies, Continued:

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

9.	Restructuring and Other Charges:

A summary of the restructuring and other charges recorded in the three month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
(Millions)	2007	2006

Fees associated with spin-off from Alltel	$—	$2.5
Severance and employee benefit costs	3.2	—
Costs associated with split off of directory publishing business	1.6	—

Total restructuring and other charges	$4.8	$2.5

The company incurred $3.2 million in severance and employee related costs during the first quarter of 2007, primarily related to the continuation of a planned workforce reduction announced during the fourth quarter of 2006. The Company also incurred $1.6 million in accounting and legal fees and other expenses related to the anticipated sale of its directory publishing business (see Note 15).

During the three months ended March 31, 2006, in connection with the spin-off from Alltel and merger with Valor, the Company incurred $2.5 million of incremental costs, primarily consisting of consulting and legal fees.

The following is a summary of the activity related to the liabilities associated with the Company’s restructuring and other charges for the three months ended March 31, 2007:

(Millions)

Balance, beginning of period	$28.9
Restructuring expenses and other charges	4.8
Cash outlays during the period	(12.7)

Balance, end of period	$21.0

In the Company’s unaudited interim consolidated balance sheet at March 31, 2007, other current liabilities include a portion of this unpaid restructuring liability totaling $11.8 million, which consists of $0.2 million of costs related to the spin-off from Alltel, $8.1 million in severance and employee-related expenses related to the realignment of its operational functions, $0.2 million in severance and employee-related expenses related to the integration of Valor, and $3.3 million related to the early termination of Valor leases. The remaining unpaid restructuring liability of $9.2 million related to fees resulting from the split off of the publishing business is included in liabilities related to assets held for sale in the unaudited interim consolidated balance sheet.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
10.	Comprehensive Income:

Other comprehensive income (loss) was as follows for the three month periods ended March 31:

	Three Months Ended
(Millions)	2007	2006
Other comprehensive income (loss):
Unrealized holding losses on interest rate swaps	$(4.6)	$—
Income tax benefit	1.8	—

	(2.8)	—

Amortization of actuarial gains/losses	7.7	—
Income tax expense	(3.0)	—

	4.7	—

Other comprehensive income (loss) before tax	3.1	—
Income tax expense	(1.2)	—

Other comprehensive income (loss)	$1.9	$—

11.	Earnings per Share:

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

A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the three month periods ended March 31:

	Three Months Ended
(Millions, except per share amounts)	2007	2006

Basic earnings per share:
Net income applicable to common shares	$99.9	$112.8
Weighted average common shares outstanding for the period	473.5	402.9

Basic earnings per share	$.21	$.28

Diluted earnings per share:
Net income applicable to common shares	$99.9	$112.8

Weighted average common shares outstanding for the period	473.5	402.9
Increase in shares resulting from:
Non-vested restricted stock awards	1.1	—

Weighted average common shares assuming conversion	474.6	402.9

Diluted earnings per share	$.21	$.28

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
12.	Stock-Based Compensation:

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares.

In February 2007, the Windstream Board of Directors approved grants of restricted stock to officers, executives, and non-employee directors totaling approximately 575,000 common shares with a fair value on the date of the grant of $8.5 million. This grant represents a standard annual grant to this group as a key component of their annual incentive compensation plan. Of the shares granted, approximately 325,000 shares contingently vest over a three-year period if performance-based operating targets are met each period. The operating target for the first vesting period was approved by the Board of Directors on February 6, 2007. Management has determined that it is probable that the target will be met for fiscal year 2007. The remaining shares vest ratably over a three-year service period, with the exception of approximately 35,000 shares granted to non-employee directors that vest over a one-year service period.

Non-vested Windstream restricted stock activity for the three months ended March 31, 2007 was as follows:

	(Thousands)
	Number of	Weighted Average
	Shares	Fair Value Per Share
Non-vested at December 31, 2006	3,243.2	$12.55
Granted	574.9	$14.81
Forfeited	(49.0)	$12.34

Non-vested at March 31, 2007	3,769.1	$12.90

At March 31, 2007, unrecognized compensation expense for non-vested Windstream restricted shares was $32.7 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 2.0 years. Stock-based compensation expense was $3.8 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. Expense recorded prior to the spin-off from Alltel was related to shares of Alltel common stock issued to the Company’s employees under Alltel’s stock compensation plans.

On May 8, 2007, the Board of Directors approved an annual grant of approximately 215,000 shares of restricted stock with a fair value on the date of the grant of approximately $3.3 million to certain management employees not participating in the February grant. As of May 8, 2007, the balance available for grant under the 2006 Equity Incentive Plan is approximately 6.1 million shares.

13.	Business Segment Information:

The Company disaggregates its business operations based upon differences in products and services. The Company’s wireline segment consists of Windstream’s retail and wholesale telecommunications services, including voice service, long distance, data and special access, switched access and Universal Service Funds and miscellaneous and other services in 16 states. The Company does not have separate segment managers overseeing its retail and wholesale telecommunications services. Therefore, in assessing operating performance and allocating resources, the chief operating decision maker’s focus is at a level that consolidates the results of all services. In addition, incentive-based compensation for the wireline segment manager is directly tied to the combined operating results of the Company’s total wireline operations. Accordingly, the Company manages its wireline-based services as a single operating segment.

The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure and equipment to both affiliated and non-affiliated businesses. It operates four warehouses across the United States.

Other operations consist of the Company’s directory publishing and telecommunications information services. The Company’s publishing subsidiary coordinates advertising, sales, printing, and distribution for 369 telephone directory

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
13.	Business Segment Information, Continued:

contracts in 35 states. On December 12, 2006, Windstream announced that it would split off its directory publishing business (see Note 15). Immediately after the consummation of the spin-off and merger with Valor, the telecommunications information services operations no longer incurs revenues and expenses for providing data processing and outsourcing services as Valor was its sole external customer.

The Company accounts for intercompany sales at current market prices. The Company evaluates performance of the segments based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the restructuring and other charges discussed in Note 9. In addition, non-operating items such as other income, net, intercompany interest income from Alltel, interest expense and income taxes have not been allocated to the segments.

Segment operating results were as follows for the three month periods ended March 31:

	Three Months Ended
(Millions)	2007	2006
Revenues and Sales from External Customers:
Wireline	$732.6	$590.1
Product distribution	30.8	33.8
Other operations	20.3	28.6

Total	$783.7	$652.5

Intersegment Revenues and Sales:
Wireline	$17.8	$32.8
Product distribution	52.4	35.3
Other operations	1.8	1.9

Total	$72.0	$70.0

Total Revenues and Sales:
Wireline	$750.4	$622.9
Product distribution	83.2	69.1
Other operations	22.1	30.5

Total business segments	855.7	722.5
Less intercompany eliminations	(72.0)	(19.5)

Total revenues and sales	$783.7	$703.0

Segment Income:
Wireline	$277.2	$175.4
Product distribution	(0.8)	1.2
Other operations	(2.0)	(0.2)

Total segment income	274.4	176.4

Restructuring and other charges	(4.8)	(2.5)
Other income, net	5.2	1.2
Intercompany interest income from Alltel	—	13.9
Interest expense	(114.7)	(3.9)

Income before income taxes	$160.1	$185.1

Segment assets were as follows:	March 31,	December 31,
(Millions)	2007	2006
Wireline	$7,854.9	$7,897.1
Product distribution	40.2	53.8
Other operations (a)	66.1	79.8

Total consolidated assets	$7,961.2	$8,030.7

Notes:

(a)	Other segment assets consist of directory publishing assets held for sale.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
13.	Business Segment Information, Continued:

Supplemental information pertaining to other operations was as follows for the three month periods ended March 31:

	Three Months Ended
(Millions)	2007	2006
Revenues and Sales from External Customers:
Directory publishing	$20.3	$24.6
Telecommunications information services	—	4.0

Total	$20.3	$28.6

Intersegment Revenues and Sales:
Directory publishing	$1.8	$1.9

Total	$1.8	$1.9

Total Revenues and Sales:
Directory publishing	$22.1	$26.5
Telecommunications information services	—	4.0

Total revenues and sales	$22.1	$30.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
14.	Supplemental Guarantor Information:

In connection with the issuance of the 2016 Notes, the 2013 Notes and the 2019 Notes (“the guaranteed notes”), certain of our wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor, provided guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. In conjunction with the merger with Valor, Windstream assumed $400.0 million principal value of unsecured notes (the “Valor Notes”) guaranteed by all of Valor’s operating subsidiaries. The terms of those notes were amended to reflect the non-Valor Guarantors as guarantors of the Valor notes.

The following information presents condensed consolidated statements of income for the three months ended March 31, 2007 and 2006, condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, and condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 of the parent companies, the Guarantors, and the Non-Guarantors. Investments include investments in a non-consolidated affiliate as well as investments in net assets of subsidiaries held by the parent company and have been presented using the equity method of accounting.

	Consolidated Statement of Income (Unaudited)
	Three Months Ended March 31, 2007
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$192.9	$532.9	$(7.9)	$717.9
Product sales	—	96.7	11.3	(42.2)	65.8

Total revenues and sales	—	289.6	544.2	(50.1)	783.7

Costs and expenses:
Cost of services (excluding depreciation of $99.9, included below)	—	51.8	184.7	(0.9)	235.6
Cost of products sold	—	84.3	10.4	(49.2)	45.5
Selling, general, administrative and other	0.4	31.8	70.9	—	103.1
Depreciation and amortization	—	42.7	82.4	—	125.1
Restructuring and other charges	—	2.7	2.1	—	4.8

Total costs and expenses	0.4	213.3	350.5	(50.1)	514.1

Operating income	(0.4)	76.3	193.7	—	269.6

Earnings from consolidated subsidiaries	177.6	9.6	(3.6)	(183.6)	—
Other income (expense), net	5.1	0.2	(0.1)	—	5.2
Intercompany interest income (expense)	(11.5)	(10.0)	21.5	—	—
Interest expense	(112.8)	(1.4)	(0.5)	—	(114.7)

Income before income taxes	58.0	74.7	211.0	(183.6)	160.1
Income taxes (benefit)	(41.9)	22.8	79.3	—	60.2

Net income	$99.9	$51.9	$131.7	$(183.6)	$99.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
14.	Supplemental Guarantor Information, Continued:

	Consolidated Statement of Income (Unaudited)
	Three Months Ended March 31, 2006
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$78.8	$538.5	$(12.6)	$604.7
Product sales	—	89.4	9.1	(0.2)	98.3

Total revenues and sales		168.2	547.6	(12.8)	703.0

Costs and expenses:
Cost of services (excluding depreciation of $85.1, included below)	—	23.4	180.9	(11.9)	192.4
Cost of products sold	—	78.4	6.8	(0.9)	84.3
Selling, general, administrative and other	—	18.7	61.4	—	80.1
Depreciation and amortization	—	16.5	86.1	—	102.6
Royalty expense to Alltel	—	9.3	57.9	—	67.2
Restructuring and other charges	—	—	2.5	—	2.5

Total costs and expense	—	146.3	395.6	(12.8)	529.1

Operating income	—	21.9	152.0	—	173.9

Earnings from consolidated subsidiaries	—
Other income, net	—	0.6	0.6	—	1.2
Intercompany interest income from Alltel	—	0.9	13.0	—	13.9
Interest expense	—	(1.9)	(2.0)	—	(3.9)

Income before income taxes	—	21.5	163.6	—	185.1
Income taxes	—	5.5	66.8	—	72.3

Net income	$—	$16.0	$96.8	$—	$112.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
14.	Supplemental Guarantor Information, Continued:

	Consolidated Balance Sheet (Unaudited)
	As of March 31, 2007
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and short-term investments	$377.7	$1.5	$18.4	$—	$397.6
Accounts receivable (less allowance for doubtful accounts of $10.1)	0.7	99.7	212.4	—	312.8
Inventories	—	22.4	14.6	—	37.0
Prepaid expenses and other	3.9	4.2	27.3	—	35.4
Assets held for sale	—	66.4	—	—	66.4

Total current assets	382.3	194.2	272.7	—	849.2

Investments	5,796.6	182.7	3.0	(5,974.7)	7.6
Goodwill and other intangibles	—	1,550.6	1,503.2	—	3,053.8
Net property, plant and equipment	7.6	1,189.6	2,720.1	—	3,917.3
Other assets	35.7	7.7	89.9	—	133.3

Total Assets	$6,222.2	$3,124.8	$4,588.9	$(5,974.7)	$7,961.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$29.3	$0.2	$10.0	$—	$39.5
Accounts payable	8.0	29.1	132.8	—	169.9
Affiliate payable	275.7	1,052.7	(1,328.4)	—	—
Advance payments and customer deposits	—	19.2	73.1	—	92.3
Accrued dividends	119.3	—	—	—	119.3
Accrued taxes	(73.8)	34.9	109.4	—	70.5
Accrued interest	59.1	3.4	1.8	—	64.3
Other current liabilities	14.7	10.8	27.1	—	52.6
Liabilities related to assets held for sale	—	24.4	—	—	24.4

Total current liabilities	432.3	1,174.7	(974.2)		632.8

Long-term debt	5,289.5	100.0	59.6	—	5,449.1
Deferred income taxes	(29.6)	391.4	625.7	—	987.5
Other liabilities	69.9	36.5	325.3	—	431.7

Total liabilities	5,762.1	1,702.6	36.4	—	7,501.1

Commitments and Contingencies (See Note 8)
Shareholders’ Equity:
Common stock	—	(0.4)	25.9	(25.5)	—
Additional paid-in capital	558.2	1,153.0	2,626.6	(3,779.6)	558.2
Accumulated other comprehensive income (loss)	(148.9)	—	(122.4)	122.4	(148.9)
Retained earnings	50.8	269.6	2,022.4	(2,292.0)	50.8

Total shareholders’ equity	460.1	1,422.2	4,552.5	(5,974.7)	460.1

Total Liabilities and Shareholders’ Equity	$6,222.2	$3,124.8	$4,588.9	$(5,974.7)	$7,961.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
14.	Supplemental Guarantor Information, Continued:

	Consolidated Balance Sheet (Unaudited)
	As of December 31, 2006
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and short-term investments	$362.4	$0.6	$23.8	$—	$386.8
Accounts receivable (less allowance for doubtful accounts of $10.4)	0.9	110.0	226.3	—	337.2
Inventories	—	28.7	14.8	—	43.5
Prepaid expenses and other	10.0	3.1	16.1	—	29.2
Assets held for sale	—	80.0	—	—	80.0

Total current assets	373.3	222.4	281.0	—	876.7

Investments	5,781.8	62.1	6.7	(5,842.9)	7.7
Goodwill and other intangibles	—	1,560.6	1,504.8	—	3,065.4
Net property, plant and equipment:	7.6	1,201.3	2,730.9	—	3,939.8
Other assets	41.4	7.1	92.6	—	141.1

Total Assets	$6,204.1	$3,053.5	$4,616.0	$(5,842.9)	$8,030.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$22.0	$0.2	$10.0	$—	$32.2
Accounts payable	10.6	35.9	123.0	—	169.5
Affiliate payable	167.9	1,025.6	(1,193.5)	—	—
Advance payments and customer deposits	—	14.5	68.3	—	82.8
Accrued dividends	119.2	—	—	—	119.2
Accrued taxes	(84.3)	56.6	59.6	—	31.9
Accrued interest	145.8	1.7	0.7	—	148.2
Other current liabilities	13.6	16.3	38.5	—	68.4
Liabilities related to assets held for sale	—	32.4	—	—	32.4

Total current liabilities	394.8	1,183.2	(893.4)	—	684.6

Long-term debt	5,296.5	100.1	59.6	—	5,456.2
Deferred income taxes	(20.2)	388.8	622.2	—	990.8
Other liabilities	63.2	37.3	328.8	—	429.3

Total liabilities	5,734.3	1,709.4	117.2	—	7,560.9

Commitments and Contingencies (See Note 8)
Shareholders’ Equity:
Common stock	—	(0.4)	25.9	(25.5)	—
Additional paid-in capital	550.5	1,153.0	2,626.6	(3,779.6)	550.5
Accumulated other comprehensive income (loss)	(150.8)	—	(127.2)	127.2	(150.8)
Retained earnings	70.1	191.5	1,973.5	(2,165.0)	70.1

Total shareholders’ equity	469.8	1,344.1	4,498.8	(5,842.9)	469.8

Total Liabilities and Shareholders’ Equity	$6,204.1	$3,053.5	$4,616.0	$(5,842.9)	$8,030.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
14.	Supplemental Guarantor Information, Continued:

	Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2007
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided from Operations:

Net income	$99.9	$51.9	$131.7	$(183.6)	$99.9
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	42.7	82.4	—	125.1
Provision for doubtful accounts	—	0.5	3.2	—	3.7
Stock-based compensation expense	0.4	0.3	3.1	—	3.8
Deferred taxes	(10.6)	2.6	2.3	—	(5.7)
Equity in earnings (losses) from subsidiaries	(177.6)	(9.6)	3.6	183.6	—
Other, net	7.4	0.6	7.8	—	15.8
Changes in operating assets and liabilities:	116.8	(52.3)	(91.8)	—	(27.3)

Net cash provided from operations	36.3	36.7	142.3	—	215.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(18.7)	(61.3)	—	(80.0)
Other, net	—	(0.9)	(3.5)	—	(4.4)

Net cash used in investing activities	—	(19.6)	(64.8)	—	(84.4)

Cash Flows from Financing Activities:
Dividends paid on common shares	(119.1)	—	—	—	(119.1)
Dividends from subsidiaries	99.0	(16.1)	(82.9)	—	—
Repayments of borrowings	(500.0)	(0.1)	—	—	(500.1)
Debt issued, net of issuance costs	499.1	—	—	—	499.1

Net cash used in financing activities	(21.0)	(16.2)	(82.9)	—	(120.1)

Increase (decrease) in cash and short-term investments	15.3	0.9	(5.4)	—	10.8
Cash and Short-term Investments:
Beginning of the period	362.4	0.6	23.8	—	386.8

End of the period	$377.7	$1.5	$18.4	$—	$397.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
14.	Supplemental Guarantor Information, Continued:

	Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2006
			Non-
(Millions)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$—	$16.0	$96.8	$—	$112.8
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	16.5	86.1	—	102.6
Provision for doubtful accounts	—	5.0	—	—	5.0
Stock-based compensation expense	—	—	1.1	—	1.1
Deferred taxes	—	(5.3)	9.3	—	4.0
Changes in operating assets and liabilities:	—	(17.7)	78.9	—	61.2

Net cash provided from operations	—	14.5	272.2	—	286.7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(7.5)	(54.7)	—	(62.2)
Other, net	—	(0.9)	(0.8)	—	(1.7)

Net cash used in investing activities	—	(8.4)	(55.5)	—	(63.9)

Cash Flows from Financing Activities:
Dividends paid to Alltel prior to spin-off	—	(260.8)	(361.8)	556.9	(65.7)
Repayments of borrowings	—	(0.1)	—	—	(0.1)
Changes in advances to Alltel prior to spin-off	—	253.9	144.0	(556.9)	(159.0)

Net cash used in financing activities	—	(7.0)	(217.8)	—	(224.8)

Decrease in cash and short-term investments	—	(0.9)	(1.1)	—	(2.0)
Cash and Short-term Investments:
Beginning of the period	—	7.1	4.8	—	11.9

End of the period	$—	$6.2	$3.7	$—	$9.9

15.	Pending Transactions:

On December 12, 2006, Windstream announced that it would split off its directory publishing business (the “Publishing Business”) in what Windstream expects to be a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and Windstream shareholder.

Prior to completing the transaction, Windstream will contribute the Publishing Business to a newly formed subsidiary (“Holdings”). Holdings will then pay a special dividend to Windstream in an amount equal to Windstream’s tax basis in the Publishing Business (currently estimated to be approximately $40.0 million), issue additional shares of Holdings common stock to Windstream, and distribute to Windstream certain debt securities of Holdings having an aggregate principal amount of approximately $250.0 million less the amount of the special dividend. Windstream expects to exchange the Holdings debt securities for outstanding Windstream debt with an equivalent fair market value and then retire that Windstream debt. Windstream also intends to use the proceeds of the special dividend to retire Windstream debt or repurchase Windstream equity. Following the completion of these transactions, Windstream will exchange all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”), which will then be retired. Based on the trailing average of Windstream common stock at April 30, 2007 of $14.76, the Exchanged WIN Shares have a value of approximately $290.0 million, and the expected total value of the transaction will be approximately $540.0 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
———
15.	Pending Transactions, Continued:

The transaction is subject to customary conditions, including (i) expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the parties having received certain private letter rulings from the Internal Revenue Service (“IRS”) with respect to the tax treatment of the transactions, (iii) the receipt of customary solvency and surplus opinions by the Boards of Directors of Windstream and Holdings, and (iv) the contribution of the Publishing Business to Holdings and the exchange of Holdings debt for outstanding Windstream debt. The Company has since satisfied the requirements of the Hart-Scott-Rodino Act. The final closing of the transaction is conditioned on the absence of any injunction and certain terms of the Company’s debt instruments, but the terms of the transaction require it to be completed by December 31, 2008. This transaction is expected to be completed in the third quarter of 2007, although approximately 20 percent of the share exchange may occur in the fourth quarter of 2007.

The Share Exchange Agreement provides for a customary working capital adjustment pursuant to which the parties will make cash payments to each other to the extent that the working capital of the Publishing Business is less than or greater than a specified target working capital amount at the time of closing. The Share Exchange Agreement contains customary representations, warranties and covenants and may be terminated if, among other things, a first-step closing of the transaction has not been completed within twelve months or the IRS private letter rulings are not received. The parties have also agreed to customary indemnification for breaches of representations, warranties, covenants and other matters.

In connection with the consummation of the transaction, the parties and their affiliates will enter into certain related ancillary agreements, including a Publishing Agreement, a Billing and Collection Agreement and a Tax Sharing Agreement. Pursuant to the Publishing Agreement, Windstream will grant Windstream Yellow Pages, Inc. (“Windstream Yellow Pages”), the Windstream subsidiary that currently operates the Publishing Business, an exclusive license to publish Windstream directories. Windstream Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the Publishing Agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Windstream Yellow Pages on advertising revenues generated from its directories for the duration of the Publishing Agreement. In conjunction with the Publishing Agreement, the Company has entered into an at-market executory contract to purchase minimum advertising in its directories for a period of three years, with a renewal option for two additional years available to WCAS. Due to the significant continuing involvement that Windstream will retain in the publishing business, as evidenced by these agreements and its obligation to provide telephone listings, publishing results are reflected in income from continuing operations in the accompanying unaudited consolidated statements of income.

The following table summarizes the net assets of the directory publishing operations that are classified as held for sale in the accompanying consolidated balance sheets:

	March 31,	December 31,
(Millions)	2007	2006

Current assets	$58.3	$71.5
Net property, plant and equipment	8.1	8.5
Other assets	—	—

Assets held for sale	$66.4	$80.0

Current liabilities	$19.3	$26.5
Deferred income taxes	4.8	5.5
Other liabilities	0.3	0.4

Liabilities related to assets held for sale	$24.4	$32.4

WINDSTREAM CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2007 and 2006, Windstream’s Annual report on Form 10-K for the year ended December 31, 2006, and the 2007 Proxy Statement filed on March 30, 2007.
The Company is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline and product distribution segments, and other operations. The Company’s wireline segment consists of its retail and wholesale telecommunications services, including local, long distance, network access, video services, broadband and data services. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure and equipment to both affiliated and non-affiliated businesses. The Company’s other operations include the Company’s directory publishing and telecommunications information services operations. After the merger with Valor Communications Group, Inc. (“Valor”), telecommunications information services are no longer offered as Valor was the only external customer. As discussed in detail below, the Company has announced that it will split off the directory publishing business.
The management of the Company believes that the assumptions underlying its financial statements are reasonable. However, the Company’s financial statements included herein may not necessarily reflect its results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had it been a separate, stand-alone company during the periods prior to the spin-off from Alltel Corporation (“Alltel”). The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and the related notes.
EXECUTIVE SUMMARY
Windstream is a customer-focused telecommunications company that provides local telephone, long distance, network access, video services, broadband and high-speed data services to approximately 3.2 million residential and business customers primarily located in rural areas in 16 states. Among the highlights in the first quarter of 2007:
•	The Company added approximately 59,000 broadband customers, increasing its broadband customer base to over 715,000. The growth in broadband customers continues to more than offset the loss of local access lines.

•	Revenues and sales increased $80.7 million compared to the first quarter of 2006, due primarily to the acquisition of Valor. The acquisition of Valor accounted for an increase in revenue and sales of $123.6 million. An offsetting decrease in revenues and sales of $42.9 million was primarily due to the loss of access lines discussed below, and the increase in intercompany eliminations due to the discontinuance of the application of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation,” as further discussed below. Average revenue per wireline customer, however, increased 7 percent from a year ago to $77.53 due primarily to growth in broadband revenues.

•	Operating income increased 55 percent from a year ago, primarily reflecting the acquisition of Valor, the termination of a licensing agreement with Alltel as of June 30, 2006, and a decline in depreciation and amortization resulting from reductions in depreciation rates for certain assets associated with studies performed during 2006.

•	The Company paid approximately $120.0 million in dividends to shareholders, and finished the quarter with almost $400.0 million in cash and short-term investments.

•	The Company incurred $114.7 million in interest expense in the first quarter of 2007 primarily due to the debt issued and assumed in conjunction with the spin-off from Alltel and merger with Valor.

During the remainder of 2007, the Company will continue to face significant challenges resulting from competition in the telecommunications industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation. In addressing competition, the Company will continue to focus its efforts on improving customer service, increasing broadband penetration and expanding its service offerings.
Pending Transaction
As discussed in Note 15 in the accompanying notes to the unaudited interim financial statements, the Company has entered into an agreement to split off its directory publishing business to Welsh, Carson, Anderson & Stowe (“WCAS”) in a transaction currently valued at approximately $540.0 million. As a result of the transaction, the Company will retire approximately 19.6 million shares of its common stock currently held by WCAS, and will retire approximately $250.0 million of debt obligations. In return for this consideration, the Company will forego its royalty fee on directories published by WCAS in its service territories for a period of 50 years (“the Publishing Agreement”). The portion of the gain on sale of the publishing business that is attributed to the Publishing Agreement will be deferred over the term of the agreement. This transaction is expected to be completed in the third quarter of 2007, although approximately 20 percent of the share exchange may occur in the fourth quarter of 2007.
Adoption of Accounting Standards
Windstream adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The adoption of FIN 48 resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. At the adoption date, and as of March 31, 2007, the Company had approximately $1.3 million of gross unrecognized tax benefits, all of which relate to periods preceding the spin-off from Alltel, and all of which would impact its effective tax rate if recognized.
The Company is indemnified for these reserves for uncertain tax positions in accordance with the Tax Sharing Agreement with Alltel dated July 17, 2006; consequently, a corresponding receivable from Alltel equaling the gross unrecognized tax benefits plus accrued interest expense has been recognized.
Interest and penalties related to uncertain tax positions are recognized in income tax expense. As of the date of adoption, the Company had accrued approximately $0.2 million of interest expense and penalties related to uncertain tax positions. For the three months ended March 31, 2007, interest expense recognized related to these uncertain positions was not significant.
The tax years 2003 – 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has identified its federal tax return and state tax returns in Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, and Texas as “major” taxing jurisdictions.
The Company does not reasonably estimate that the unrecognized tax benefits will change significantly within the next twelve months.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
(Millions, except per share amounts)	2007	2006

Revenues and sales:
Service revenues	$717.9	$604.7
Product sales	65.8	98.3

Total revenues and sales	783.7	703.0

Costs and expenses:
Cost of services	235.6	192.4
Cost of products sold	45.5	84.3
Selling, general, administrative and other	103.1	80.1
Depreciation and amortization	125.1	102.6
Royalty expense to Alltel	—	67.2
Restructuring and other charges	4.8	2.5

Total costs and expenses	514.1	529.1

Operating income	269.6	173.9

Other income, net	5.2	1.2
Intercompany interest income from Alltel	—	13.9
Interest expense	(114.7)	(3.9)

Income before income taxes	160.1	185.1
Income taxes	60.2	72.3

Net income	$99.9	$112.8

Earnings per share:
Basic	$.21	$.28
Diluted	$.21	$.28

Total revenues and sales increased $80.7 million, or 11 percent, in the three months ended March 31, 2007, as compared to the same period of 2006. Service revenues, which include voice service, long distance, data and special access, switched access and Universal Service Funds (“USF”) and miscellaneous and other revenues, increased by 19 percent, or $113.2 million, in the three months ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for a $123.6 million increase in total revenues and sales in 2007. An offsetting $7.0 million decrease in service revenues is due to increases in eliminations of intercompany service revenues. This is due primarily to the discontinued application of SFAS No. 71 as previously discussed. Voice revenues and switched access and USF revenues decreased $31.0 million in the three months ended March 31, 2007 as compared to the same period in 2006, primarily as a result of the loss of wireline access lines, due in part to fixed-line competition and wireless substitution. Revenues attributable to long distance and data and special access increased $22.5 million over the same period reflecting increases in long distance customer billing rates during the fourth quarter of 2006 and the significant net increase in broadband customers during the twelve months ended March 31, 2007.
Product sales decreased $32.5 million, or 33 percent, in the three month period ended March 31, 2007, as compared to the same period of 2006. The decrease in product sales was primarily due to a $45.6 million increase in intercompany eliminations as a result of the discontinuance of the application of SFAS No. 71 during the third quarter of 2006. An offsetting increase in product sales of $17.1 million was due to higher sales of telecommunications equipment from the product distribution business to wireline affiliates.
Cost of services, which represents the cost of providing service, as well as business taxes and bad debt expense, increased $43.2 million, or 22 percent, in the three month period ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for a $32.2 million increase in cost of services in 2007. The remaining increase was due primarily to a $14.3 million increase in interconnection expenses driven by an increase in the volume of long distance traffic, as well as incremental interconnection expense related to network management services provided to Alltel in periods following the spin-off.
Cost of products sold decreased $38.8 million, or 46 percent, in the three month period ended March 31, 2007, as compared to the same period of 2006. The decrease was consistent with the decline in product sales discussed above and was due primarily to an increase of $53.6 million in intercompany eliminations caused by the discontinuance of the application of SFAS No. 71. The decrease was partially offset by a $16.1 million increase in costs associated with sales of telecommunications equipment from the product distribution business to wireline affiliates.

Selling, general, administrative and other expenses increased $23.0 million, or 29 percent, in the three month period ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for an $8.8 million increase in selling, general, administrative and other expenses in 2007. The remaining increase was due primarily to an increase of $7.1 million in advertising and other selling costs related to Windstream’s new brand, and an increase of $4.2 million of other general and administrative costs related to the shift from allocated corporate costs from Alltel in 2006 prior to the spin-off to the Company’s stand-alone corporate cost structure in 2007.
Depreciation and amortization expense increased $22.5 million, or 22 percent, in the three month period ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for a $30.3 million increase in depreciation and amortization expense in 2007. The offsetting decline primarily resulted from a reduction in depreciation rates for certain of the Company’s wireline operations, reflecting the results of studies of depreciable lives completed during 2006.
Royalty expense to Alltel decreased $67.2 million, or 100 percent, in the three month period ended March 31, 2007 as compared to the same period of 2006. Historically, certain of the Company’s wireline subsidiaries incurred a royalty charge from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. In anticipation of the spin-off and merger with Valor, Alltel and the Company terminated this licensing agreement on June 30, 2006 as the Company no longer uses the Alltel brand name.
Operating income increased $95.7 million, or 55 percent, in the three month period ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for a $52.0 million increase in operating income in the three months ended March 31, 2007. The remaining increase in operating income primarily reflects the decrease in royalty expense due to the termination of the licensing agreement with Alltel and the decrease in depreciation expense resulting from depreciation studies completed during 2006, partially offset by the decline in wireline revenues caused by the loss of access lines.
Restructuring and Other Charges
A summary of the restructuring and other charges recorded during the three months ended March 31, 2007 was as follows:

		Product	Other
(Millions)	Wireline	Distribution	Operations	Total

Severance and employee benefit costs	$3.2	$—	$—	$3.2
Costs associated with split off of directory publishing	—	—	1.6	1.6

Total restructuring and other charges	$3.2	$—	$1.6	$4.8

The Company incurred $3.2 million in severance and employee-related costs during the first quarter of 2007, primarily related to the continuation of a planned workforce reduction announced during the fourth quarter of 2006. The Company also incurred $1.6 million in accounting and legal fees and other expenses related to the anticipated sale of its directory publishing business (see Note 15).
In the Company’s unaudited interim consolidated balance sheet at March 31, 2007, other current liabilities include a portion of this unpaid restructuring liability totaling $11.8 million, which consists of $0.2 million of costs related to the spin-off from Alltel and merger with Valor, $8.1 million in severance and employee-related expenses related to the realignment of its operational functions, $0.2 million in severance and employee-related expenses related to the integration of Valor, and $3.3 million related to the early termination of Valor leases. The remaining unpaid restructuring liability of $9.2 million related to fees resulting from the split off of the publishing business is included in liabilities related to assets held for sale in the unaudited interim consolidated balance sheet. Cash outlays for the remaining unpaid liability will be disbursed over the remainder of 2007 and will be funded from operating cash flows. (See Note 9 to the unaudited consolidated financial statements for additional information regarding the restructuring and other charges.)
During the three months ended March 31, 2006, in connection with the spin-off from Alltel and merger with Valor, the Company’s wireline operations incurred $2.5 million of incremental costs, primarily consisting of additional consulting and legal fees.

Other Income, Net
Other income, net increased $4.0 million in the three months ended March 31, 2007, as compared to the same period of 2006, primarily due to an increase in interest income earned on cash and short-term investments, which totaled $397.6 million at March 31, 2007.
Intercompany Interest Income
Prior to the spin-off from Alltel, the Company participated in a centralized cash management program with its parent company. Under this program, the Company earned interest on amounts remitted to Alltel at a rate based on current market rates for short-term investments and paid interest on amounts received from Alltel at a rate based on Alltel’s weighted-average borrowing rate. Intercompany interest income decreased $13.9 million in the three months ended March 31, 2007 to the same period of 2006. Intercompany interest income decreased in 2007 due to canceling participation in the cash management program following the spin-off from Alltel.
Interest Expense
Interest expense increased $110.8 million in the three month period ended March 31, 2007, as compared to the same period in 2006, due primarily to the debt issued in the third quarter of 2006 to finance the spin-off and merger transactions. Additionally, the Company incurred $5.3 million in non-cash interest expense during the three months ended March 31, 2007, due to the write-off of previously capitalized debt issue costs. These debt issue costs were associated with $500.0 million of a term loan under the Company’s senior secured credit facilities that was paid down pursuant to a refinancing transaction during the quarter. The weighted-average interest rate paid on the Company’s long-term debt during the first quarter of 2007 was 7.7 percent.
Income Taxes
Income tax expense decreased $12.1 million, or 17 percent, in the three month period ending March 31, 2007, as compared to the same period of 2006. The changes in income tax expense were generally consistent with the decrease in the Company’s income before income taxes. Additionally, the Company’s effective income tax rate decreased to 37.6 percent in the three months ended March 31, 2007, as compared to 39.1 percent in the corresponding period of 2006, primarily due to the impact of favorable discrete items recorded within the quarter. Included in discrete items in the first quarter of 2007 was a $3.5 million favorable adjustment to deferred income taxes due to a reduction of the Kentucky state income tax rate from 7 percent to 6 percent on January 1, 2007. For 2007, the Company’s annual effective income tax rate is expected to range between 39.0 and 41.0 percent. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.
Weighted Average Common Shares Outstanding
The increase in weighted average common shares outstanding in the first quarter of 2007, as compared to the same period of 2006, primarily reflects the additional 70.9 million common shares assumed through the merger with Valor on July 17, 2006. Common shares in historical periods totaled 402.9 million and represented the shares issued to Alltel shareholders pursuant to the spin-off of the Alltel wireline division.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT
Wireline Operations

	Three Months Ended
	March 31,
(Millions, access lines and customers in thousands)	2007	2006

Revenues and sales:
Voice service	$314.2	$291.3
Long distance	62.0	44.0
Data and special access	162.8	128.7
Switched access and USF	145.1	111.8
Miscellaneous	44.4	30.9
Directory publishing rights	9.0	6.6
Product sales	12.9	9.6

Total revenues and sales	750.4	622.9

Costs and expenses:
Cost of services	246.9	201.8
Cost of products sold	12.2	7.4
Selling, general, administrative and other	89.6	69.5
Depreciation and amortization	124.5	101.6
Royalty expense to Alltel	—	67.2

Total costs and expenses	473.2	447.5

Segment income	$277.2	$175.4

Access lines in service (excludes broadband lines)	3,214.3	2,862.5
Average access lines in service	3,226.3	2,872.7
Average revenue per customer per month (a)	$77.53	$72.28
Broadband customers	715.4	441.5
Digital satellite television customers	122.3	20.7
Long distance customers	1,981.5	1,750.6

(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.
Wireline operations consists of the Company’s retail and wholesale telecommunications services, including voice, long distance, data and special access, switched access and USF, miscellaneous, directory publishing rights and product sales. Wireline revenues and sales increased $127.5 million, or 20 percent, in the three month period ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for a $123.6 million increase in wireline revenue and sales in 2007. Customer access lines increased 12 percent during the twelve months ended March 31, 2007, reflecting the addition of the Valor operations, partially offset by declines in both primary and secondary access lines. The Company lost approximately 29,000 access lines during the three month period ended March 31, 2007, compared to approximately 23,000 access lines lost during the same period in 2006. The declines in access lines primarily resulted from the effects of fixed line competition and wireless substitution, and the Company expects access lines to continue to be impacted by these effects for the remainder of 2007.
To slow the decline of revenue from access line loss during the remainder of 2007, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including broadband, voice and digital satellite television. Deployment of broadband service is an important strategic initiative for the Company. As of March 31, 2007, 79 percent of our addressable lines were broadband-capable. During the three month period ended March 31, 2007, the Company added approximately 59,000 broadband customers, increasing its broadband customer base to over 715,000 customers. This represents a penetration rate of 22 percent of total access lines in service. The growth in the Company’s broadband customers more than offset the decline in customer access lines noted above. As a result, increases in revenues generated from the sales of data and special services in the first quarter of 2007 partially offset the revenue decline from access line losses.
In an effort to further develop enhanced services and bundled product offerings, we plan to continue to invest in our network to offer faster broadband speeds. We currently offer speeds of up to 3MB to approximately 80 percent of our broadband addressable lines, and up to 6MB to approximately 20 percent of those addressable lines. Additionally, we announced in the first quarter of 2007 a multi-year extension of an agreement with EchoStar Communications Corporation to offer DISH Network digital satellite television service to our residential customers as part of a bundled product offering. This digital television service bundled with Windstream voice and broadband service offers added value and convenience for our customers, and is consistent with our strategy to bundle services as a communications and entertainment company.
Voice revenues consist of local exchange telephone services provided to both residential and business customers, including monthly recurring charges for basic service such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting and non-recurring charges for service activation and reconnection of service. Voice revenues increased $22.9 million, or 8 percent, in the three month period ending March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for a $47.5 million increase in voice revenues in 2007. An offsetting decline in voice revenues is primarily due to the overall decline in access lines discussed above. In addition, the decline in voice revenues in 2007 reflects reductions in expanded calling area rate plans of $4.3 million. As further discussed below, the Company has begun offering new long distance rate plans in select markets, which has resulted in customers moving from expanded calling area plans to unlimited long distance calling plans.
Revenues attributable to long distance services increased $18.0 million, or 41 percent, in the three month period ended March 31, 2007, as compared to the same period in 2006. The acquisition of Valor accounted for an $8.0 million increase in long distance revenues in 2007. In addition, the Company increased customer billing rates in select markets during the fourth quarter of 2006, which resulted in an $8.0 million year-over-year revenue increase in the three month period ended March 31, 2007. The increase in long distance revenues was also driven by new rate plans initiated in various markets during 2006 that provide packages of minutes or unlimited minutes of long distance services for a flat monthly recurring charge. The Company continues to introduce long distance rate plans that provide customers with various billing options.
Data and special access revenues increased $34.1 million, or 27 percent, in the first three months of 2007 as compared to the same period of 2006. The acquisition of Valor accounted for a $21.6 million increase in data and special access revenues in 2007. In addition, data revenues, consisting primarily of our broadband offerings, increased $10.7 million in the first quarter of 2007 as compared to the same period in 2006, which reflects the net addition of approximately 274,000 broadband customers as discussed above. The remaining increase is due primarily to special access revenues, which represents monthly flat-rate end user charges for dedicated circuits, including circuits used to provide broadband service.
Switched access and Universal Service Funds (“USF”) revenues include switched access and receipts from federal and state USF. Switched access represents usage sensitive charges to long distance companies for access to our network in connection with the completion of interstate and intrastate long distance calls. Switched access and USF revenues increased $33.3 million, or 30 percent, in the three month period ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for a $39.7 million increase in switched access and USF service revenues in 2007 including $24.1 million in Texas state USF support. Offsetting this increase was a decrease in switched access usage revenues due to the overall decline in access lines discussed above and declining minutes of use. In addition, federal and state USF funding declined year-over-year due to a decrease in the High Cost Loop Support (“HCLS”) funding received by our regulated subsidiaries. The decreases in HCLS funding primarily resulted from increases in the national average cost per loop combined with the effects of our cost control efforts. Receipts from the HCLS fund are based on a comparison of each company’s embedded cost per loop to a national average cost per loop. Due to expected increases in the national average cost per loop, as defined by the Federal Communications Commission (“FCC”), and our continued focus on controlling operating costs, we expect net federal and state USF receipts in 2007 to decline by approximately $17.0 million, compared to 2006.
Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. Miscellaneous revenues increased by $13.5 million, or 44 percent, in the three months ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for a $3.9 million increase in miscellaneous revenues in 2007. During the third quarter of 2006, Windstream began providing certain network management services to Alltel pursuant to multi-year contracts, which resulted in the recognition of $4.4 million in revenues during the first quarter of 2007. Also, we generated $4.4 million in digital television revenues during the three months ended March 31, 2007, which is an increase of $2.9 million as compared to the same period of 2006. The remaining increase in miscellaneous revenues was primarily driven by increases in service charges, including a $3.0 million increase in late fees due to rate increases in certain states.
Product sales represent equipment sales, including broadband modems, to our customers. Product sales increased $3.3 million, or 34 percent, in the three month period ended March 31, 2007, as compared to the same period of 2006 primarily due to increased broadband modem sales and equipment sales to our retail customers. During the fourth quarter 2006,

Windstream began selling broadband modems to customers subject to a rebate offer. The rebate offer is for a fixed amount per modem and expires after 45 days if not claimed by the customer. Modem sales revenues recognized in the three months ended March 31, 2007 pursuant to the rebate program have been reduced by the portion of rebates expected to be claimed by customers.
Average revenue per customer per month increased 7 percent in the three month period of 2007, as compared to the same period in 2006, primarily due to broadband customer growth and pricing increases on long distance services as discussed above. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of broadband and other enhanced services to new and existing customers.
Cost of services increased $45.1 million, or 22 percent, in the three months ended March 31, 2007, as compared to the same period in the prior year. The acquisition of Valor accounted for a $32.2 million increase in cost of services in 2007. Additionally, interconnection expenses increased $14.3 million in the three month period ended March 31, 2007, as compared to the same period in 2006. Of this increase in interconnect expenses, $8.3 million was due to an increase in the volume of long distance traffic carried due to the packaged and unlimited rate plans discussed above. Interconnection expenses also increased by $3.6 million in the first quarter of 2007 due to the provisioning of network management services for Alltel, as discussed above in our analysis of miscellaneous revenues. In addition to these increases in interconnection expenses, cost of services increased by $4.1 million year-over-year related to higher overtime and maintenance costs due to inclement weather. These increases to cost of services were partially offset by a $3.6 million year-over-year decrease in costs charged by other carriers for transport and termination of intrastate traffic in accordance with the terms of reciprocal compensation agreements primarily due to access line losses.
Cost of products sold increased $4.8 million, or 65 percent, in the three month ended March 31, 2007, as compared to the same period of 2006, primarily due to costs associated with broadband-capable modems reflecting the increase in broadband customers as discussed above.
Selling, general, administrative and other expenses increased $20.1 million, or 29 percent, in the three month period ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for an $8.8 million increase in selling, general, administrative and other expenses in 2007. In addition, selling costs increased $7.1 million year-over-year, driven by a $4.1 million increase in advertising expense. The Company’s advertising expense in the first quarter of 2006 was an allocation of Alltel’s overall marketing campaign, and did not yet reflect the Windstream branding efforts. Other general and administrative expenses increased by $4.2 million in the first quarter of 2007, as compared to the same period of 2006. This increase was due to a combination of a decline in intercompany allocations received from Alltel leading up to the separation, offset by a gradual increase in direct expenses associated with Windstream’s new corporate cost structure. Prior to the spin, under a shared services arrangement, Alltel provided certain functions on the Company’s behalf, including but not limited to accounting, marketing, customer billing, information technology, legal, human resources, and engineering services.
Depreciation and amortization expense increased $22.9 million, or 23 percent, in the three months ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for a $30.3 million increase in depreciation and amortization expense in 2007. An offsetting decrease in depreciation and amortization expense resulted primarily from a reduction in depreciation rates reflecting the results of studies completed during 2006. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. During the remainder of 2007, the Company expects to review the depreciation rates utilized in its remaining wireline operations, including the acquired Valor operations.
Royalty expense decreased $67.2 million, or 100 percent, in the three months ended March 31, 2007, as compared to the same period of 2006. Historically, certain of the Company’s wireline subsidiaries incurred a royalty expense from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. In anticipation of the spin-off and merger with Valor, Alltel and the Company terminated this licensing agreement on June 30, 2006 as the Company no longer uses the Alltel brand name.
Wireline segment income increased $101.8 million, or 58 percent, in the three months ended March 31, 2007, as compared to the same period of 2006. The acquisition of Valor accounted for a $52.1 million increase in wireline segment income in

2007. The remaining increase in segment income in 2007 primarily resulted from the termination of the licensing agreement with Alltel and the favorable effects of reduced depreciation rates, partially offset by the decline in revenues and sales due to the loss of access lines, as discussed above.
Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of wireline segment income for the three months ended March 31:

(Millions)	2007	2006

Costs associated with spin-off from Alltel	$—	$2.5
Severance and employee benefit costs	3.2	—

Total restructuring and other charges	$3.2	$2.5

Regulatory Matters – Wireline Operations
Our incumbent local exchange carrier subsidiaries (our “ILECs”) are regulated by both federal and state agencies. Our interstate products and services and the related earnings are subject to federal regulation by the FCC and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over interstate switched and special access rates and broadband service offerings and regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. State PSCs have principal jurisdiction over matters including local service rates, intrastate access rates, quality of service, depreciation rates, the disposition of public utility property, the issuance of securities or debt by the local operating companies, and the accounting systems used by telecommunication companies.
Federal Regulation
Today, communications service providers are regulated differently depending primarily upon the network technology used to deliver the service. This patchwork regulatory approach advantages certain companies and disadvantages others. It impedes market-based competition where service providers, regardless of technology, exchange telecommunications traffic between their networks and compete for customers.
In the new Congress it is difficult to predict what kind of reform efforts, if any, may be introduced and ultimately become law. Windstream strongly supports the modernization of the nation’s telecommunications laws, but at this time cannot predict the timing and the resulting financial impact of any possible federal legislative efforts.
Inter-carrier Compensation
Our local exchange subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of inter-exchange traffic through network access charges or toll settlements that are established in accordance with state and federal laws.
With the exception of the Nebraska, New Mexico and a portion of the Kentucky, Oklahoma and Texas operations (collectively “the price-cap ILEC companies”), our interstate ILEC operations, consisting primarily of network access services, are subject to rate-of-return regulation by the FCC. The price-cap ILEC companies’ interstate operations are subject to price-cap regulation by the FCC that allows more pricing flexibility than do our rate-of-return operations. Companies meeting certain criteria had the option to elect price-cap regulation for interstate services as part of an FCC order issued in May 2000 (the “CALLS plan”). The CALLS plan expired on July 1, 2005, and to date, the FCC has not established a successor mechanism for regulating price-cap companies. Nonetheless, the rules put in place by adoption of the CALLS plan remain in effect until the FCC modifies or otherwise replaces them.
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

In July 2006 the National Association of Regulatory Utility Commissioners’ Task Force on Inter-carrier Compensation filed an industry-sponsored reform plan called the “Missoula Plan” which proposes a comprehensive reform to the current inter-carrier compensation system. In summary, the Missoula Plan proposes to reduce rates carriers charge one another to originate and terminate calls between networks, making up the difference by allowing end user retail rates to increase and creating additional funding through an expanded universal service program. The Company supports the proposed Missoula Plan because it would bring stability and certainty to the marketplace and encourage continued network investment for the benefit of customers and carriers. The outcome of this proceeding would change the way the Company receives compensation from, and remits compensation to, other carriers and its end user customers as well as the federal universal service fund. Until the FCC’s inter-carrier compensation proceeding concludes, and any changes to the existing rules are established, the Company cannot estimate the impact of the changes on its ILEC revenues and expenses or when the changes would occur.
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
On May 1, 2007, the Federal/State Joint Board on Universal Service (the “Joint Board”) released a recommended decision for consideration by the FCC whereby an interim cap would be placed on the amount of high-cost support that competitive ETCs may receive. The interim cap would be determined on a state level based on the average level of support distributed to competitive ETCs in 2006. The FCC will determine whether or not to adopt the recommended interim cap. The Company does not expect material changes to its existing federal support as a result of the Joint Board’s recommendation and likely adoption by the FCC.
In addition, the Joint Board committed to make further recommendations for more comprehensive universal service reform within six months from the date of its recommended decision. Specifically, the Joint Board is considering the use of reverse auctions for distribution of high-cost support, whether geocoded information, used to identify the precise location of customers, could be used to better target support to high-cost areas, whether the requirement that support to competitive ETCs be based on the ILECs costs should be changed and whether broadband should be added to the list of services supported by the high-cost programs. The Company cannot estimate at this time the impact resulting from the Joint Board’s recommended changes, if any, to the universal service programs.
The FCC is also considering proposals regarding the contribution methodology, which could change the types of service providers required to contribute to the fund (i.e. local exchange providers, wireless providers, long distance providers, Voice Over Internet Protocol (“VoIP”) providers, etc.) and the basis on which they contribute. In most cases, service providers recover the amount of their required contributions to the federal universal service fund from their customers. Without more specificity regarding the likely outcome of the proceeding, we cannot estimate the impact a change in carrier contribution obligations would have on our operations.
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

VoIP Telephony
A number of carriers have begun offering voice telecommunications services utilizing VoIP telephony. VoIP is challenging existing regulatory definitions and raises questions concerning how Internet Protocol (“IP”) enabled services should be regulated, if at all. Several state commissions attempted to assert jurisdiction over VoIP services, but federal courts in New York and Minnesota ruled that the FCC preempts the states with respect to jurisdiction. On March 21, 2007, the U.S. Court of Appeals for the Eighth Circuit affirmed the FCC’s order asserting jurisdiction over certain VoIP services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. Even though the FCC has not yet determined the regulatory treatment for IP enabled services, it has required VoIP providers that terminate or receive calls from the public switched network to contribute into the federal universal service fund and to comply with Communications Assistance for Law Enforcement Act (“CALEA”), Customer Proprietary Network Information (“CPNI”) and E911 requirements. With regard to inter-carrier compensation, the extent of federal regulation and payment obligations for VoIP telephony services may depend in large part on whether a particular service is considered a “telecommunications service” or “information service.” If the FCC ultimately determines that VoIP services are generally not subject to existing inter-carrier compensation mechanisms, we would be competitively disadvantaged compared to VoIP service providers.
Broadband Services
On March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service, which ruling was upheld by the United States Supreme Court. In addition, on September 23, 2005, the FCC released an order declaring Digital Subscriber Line (“DSL”) offerings, as well as other broadband Internet access services offered over wireline technologies, “information services” functionally integrated with telecommunications and no longer subject to a higher level of regulation as compared to cable modem service. The order further provides price-cap companies the option to deregulate DSL and rate-of-return companies the option to de-tariff DSL. The Company elected to deregulate its broadband services in its price-cap properties effective October 2006 and will benefit from the decreased regulation of its broadband services, providing the Company with additional retail pricing flexibility and relief from federal universal service fund contributions. On April 1, 2007, the Company de-tariffed its broadband services in certain of its rate-of-return companies, which will also result in decreased regulatory oversight and additional retail pricing flexibility. The Company will de-tariff broadband services for its remaining rate-of-return companies on July 1, 2007. Rate-of-return properties will continue to include broadband service revenues in their federal universal service fund assessable revenue base. The Company’s broadband products are experiencing significant growth throughout its service areas, and these recent actions improve our regulatory position compared to the non-regulated cable modem service which is our primary broadband competitor.
Communications Assistance for Law Enforcement Act
Under CALEA we are required to provide law enforcement officials with call content and call identifying information upon receipt of a valid electronic surveillance warrant. The Company is compliant in all material respects with all CALEA requirements.
Customer Proprietary Network Information
CPNI includes information such as the phone numbers dialed, frequency of calls, duration of calls and retail services purchased by a customer. The 96 Act requires service providers to ensure the confidentiality of CPNI and provides that CPNI may be used, disclosed or shared only if required by law, the customer has given consent, or CPNI is necessary for the provision of services from which CPNI was derived. The FCC has implemented rules that require service providers to establish safeguards to prevent the unauthorized disclosure of CPNI. The Company has implemented all required safeguards in accordance with FCC rules.
On April 2, 2007, the FCC released an order and adopted a further notice of proposed rulemaking to alter the requirements to safeguard customers’ CPNI. The order prohibits carriers from releasing phone records except when the customer provides a password and requires carriers to obtain explicit consent from customers when releasing CPNI to third parties for the purposes of marketing retail services to that customer. The order also establishes a notification process for law enforcement and customers in the event of a CPNI breach, requires that carriers provide notice to customers immediately following certain account changes and requires carriers to file annual certifications of CPNI compliance with the FCC. The further notice requests comment on what additional steps, if any, the Commission should take to further protect the privacy of consumers. These rules will likely go into effect in the third or fourth quarter of 2007. The Company cannot estimate at this time the financial or operational impacts resulting from the proposed CPNI changes, if any.

State Regulation
Local and Intrastate Rate Regulation
Most states in which our ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services, either by law or PSC rules. We have elected alternative regulation for our ILEC subsidiaries in all states except Mississippi and New York. On March 20, 2007, the company filed a petition with the Mississippi PSC electing to be regulated under the small company alternative regulation plan. We expect the petition to be approved by the PSC in the second quarter of 2007.
Universal Service
We receive state universal service support in a limited number of states in which we operate. In the first quarter 2007, Windstream received $33.8 million in state universal service support. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. In the first quarter of 2007, Windstream received $26.8 million from the Texas USF. The purpose of the Texas USF is to assist telecommunications providers in providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All customers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge on the bill. In September 2005, the Texas Legislature adopted significant telecommunications reform legislation. Part of that legislation directed the Texas PUC to initiate a study of the Texas USF and to make a report to the Texas Legislature. In addition, the 2005 legislation precludes the Texas PUC from implementing any changes to reduce Texas USF support until after September 1, 2007. The Texas PUC completed its review and issued its report to the 2007 Texas Legislature in December 2006. The report recommended that the high-cost program for small companies be reviewed further to ensure the reasonableness of basic local service rates and the process for determining which lines are eligible for support. Windstream receives approximately $12.0 million annually from the small company program. The report also concluded that the high-cost program for large companies should be updated and that the Texas PUC conduct a proceeding or rulemaking under current law to consider, at a minimum, whether any appropriate re-sizing and/or re-targeting of support is necessary. This proceeding is expected to begin in the second quarter of 2007 and a final order from the PUC is not expected until the second quarter of 2008, at the earliest. Windstream receives approximately $93.0 million from the large company program. The Company cannot estimate at this time the financial impact resulting from changes, if any, to either of the high-cost programs.
Other Regulations
Under applicable state regulations, some of our subsidiaries are required to obtain the applicable state commission approval for, or are subject to limitations on, any issuance of stock, incurrence of long-term debt, payment of dividends, acquisition or sale of material utility asset or any change in control of these subsidiaries or their parent companies. As part of certain state proceedings to obtain PSC approval of the change in control related to the 2006 separation from Alltel and merger with Valor, several PSCs imposed limitations on the amounts of dividends the ILEC operating companies can pay the Company. Limits on such dividends have not had any impact on the Company.
Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and the Company cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its ILEC operations.

Product Distribution

	Three Months Ended
	March 31,
(Millions)	2007	2006

Revenues and sales:
Product sales	$83.2	$69.1

Total revenues and sales	83.2	69.1

Costs and expenses:
Cost of products sold	77.9	64.3
Selling, general, administrative and other	6.0	3.2
Depreciation and amortization	0.1	0.4

Total costs and expenses	84.0	67.9

Segment income (loss)	$(0.8)	$1.2

Revenues and sales from the Company’s product distribution operations reflect sales of telecommunications equipment to affiliated wireline subsidiaries and non-affiliated telecommunications companies. Revenues and sales from the Company’s product distribution operations increased $14.1 million, or 20 percent, in the three months ended March 31, 2007, as compared to the same period of 2006. Sales of telecommunications equipment and data products to the Company’s affiliated subsidiaries increased $17.1 million year-over-year. This was due primarily to increases in capital expenditures in the Company’s wireline operations and increases in modems supplied to new broadband customers. Conversely, sales to external customers decreased $3.0 million in the three months ended March 31, 2007, as compared to the same period of 2006, reflecting decreases in sales to smaller telecommunications providers and contractors. Declines in sales to these higher margin external customers, along with increases in warehouse and other distribution costs contributed to a $2.0 million decline in segment income in the first quarter of 2007, as compared to the same period of 2006.
The product distribution segment incurred $0.1 million in restructuring and other charges related to a planned workforce reduction. These charges were not included in the determination of segment income for the three months ended March 31, 2007.

Other Operations

	Three Months Ended
	March 31,
(Millions)	2007	2006

Revenues and sales:
Directory publishing	$22.1	$26.5
Telecommunications information services	—	4.0

Total revenues and sales	22.1	30.5

Costs and expenses:
Cost of services	—	2.9
Cost of products sold	16.1	19.8
Selling, general, administrative and other	7.6	7.4
Depreciation and amortization	0.4	0.6

Total costs and expenses	24.1	30.7

Segment loss	$(2.0)	$(0.2)

Revenues and sales from the Company’s other operations are derived from revenues associated with publishing directories for affiliated and non-affiliated local exchange carriers and charges to non-affiliated telecommunications companies for customer billing and other information services. Revenues and sales attributable to the Company’s other operations decreased 28 percent in the three month period ended March 31, 2007, as compared to the same period in 2006, or $8.4 million. Revenues derived from directory publishing decreased $4.4 million, or 17 percent, in the three months ended March 31, 2007, as compared to the same period of 2006, due a decline in the number of directories published for non-affiliates during the first quarter of 2007.
Telecommunications information services revenues decreased $4.0 million, or 100 percent, in the three months ended March 31, 2007, as compared to the same period of 2006, due to the loss of billings earned from Valor, which represented the Company’s only unaffiliated customer prior to the merger. The Company no longer recognizes revenues or incurs expenses for these activities.
For further discussion of the pending sale of the publishing business, see Note 15, “Pending Transactions”, to the unaudited interim consolidated financial statements.
Other operations segment income decreased $1.8 million in the three month period March 31, 2007, as compared to the same period in the prior year, primarily due to the decline in margins associated with the loss of directory and information services revenues.
For the three months ended March 31, 2007, the Company incurred $1.6 million in fees related to the anticipated sale of its directory publishing business. These charges were not included in the determination of segment income for the three months ended March 31, 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
		March 31,
(Millions)	2007	2006

Cash flows from (used in):
Operating activities	$215.3	$286.7
Investing activities	(84.4)	(63.9)
Financing activities	(120.1)	(224.8)

Increase (decrease) in cash and short-term investments	$10.8	$(2.0)

Cash Flows-Operating Activities
Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities decreased by $71.4 million in the three month period ended March 31, 2007, as compared to the same period in 2006. Of this decrease, $87.6 million was due to increases in interest payments on long-term debt issued in conjunction with the spin-off from Alltel and merger with Valor in the third quarter of 2006. This decrease was partially offset by cash flows generated in the first quarter from the acquired Valor operations, as well as by improved billing and collections of accounts receivable. Additionally, cash provided from operations also reflects changes involving timing differences in purchases of inventory, and the payment of trade payables and taxes. During the first three months of 2007, the Company generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2007.
Cash Flows-Investing Activities
Capital expenditures are the Company’s primary use of capital resources. Capital expenditures for the three months ended March 31, 2007 were $80.0 million, as compared to $62.2 million for the same period in 2006. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to offer enhanced communications services, including high-speed broadband services. The Company funded its capital expenditures through internally generated funds.
Cash Flows-Financing Activities
The Company’s board of directors has adopted a current dividend policy for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This policy can be changed at any time at the discretion of the board of directors. On November 7, 2006, the Company declared a dividend in the amount of $0.25 per share of the Company’s common stock, totaling $119.1 million, which was paid on January 16, 2007 to shareholders of record as of December 29, 2006. On February 7, 2007 the Company’s board of directors declared a dividend in the amount of $0.25 per share of the Company’s common stock. This dividend, totaling $119.3 million, was paid on April 16, 2007 to shareholders of record as of March 30, 2007.
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

In periods prior to the spin-off, dividend payments to Alltel were a significant use of capital resources for the Company. Dividend payments to Alltel amounted to $65.7 million in the three month period ended March 31, 2006.
Repayments of borrowings were $500.1 million for the three months ended March 31, 2007 and $0.1 million for the three months ended March 31, 2006. Debt issued, net of issuance costs, during the three months ended March 31, 2007 totaled $499.1 million. Repayments of borrowings and debt issued in the three months ended March 31, 2007 was primarily due to a debt refinancing transaction discussed in further detail below in the discussion of Liquidity and Capital Resources. Other retirements of long-term debt in both periods reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.
Prior to the spin-off from Alltel, the Company participated in the centralized cash management practices of Alltel. Under these practices, cash balances were transferred daily to Alltel bank accounts, and the Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. During the three months ended March 31, 2006, the Company reduced its overall net borrowings from Alltel by $159.0 million.
Liquidity and Capital Resources
The Company believes that it has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt and payment of dividends. On February 27, 2007, Windstream completed the private placement of $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent (“the February 27th refinancing transaction”). Windstream used the net proceeds of the offering to repay $500.0 million of amounts outstanding under its term loan portion of its senior secured credit facilities. Additionally, Windstream received consent of lenders to an amendment and restatement of its $2.9 billion secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under tranche B of the term loan portion of the facilities; modify the pre-payment provision; and modify certain covenants to permit the consummation of the previously announced split off of its directory publishing business.
Windstream’s credit facility and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) were as follows at March 31, 2007:

Description	Moody’s	S&P	Fitch

Senior secured credit rating	Baa3	BBB-	BBB-
Senior unsecured credit rating	Ba3	BB-	BB+

Outlook	Stable	Negative	Stable

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
The terms of our credit facility and indentures include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict our ability to incur additional indebtedness. In particular, under the senior credit facility, the Company must maintain the following financial ratios:
(a) total leverage ratio must be no greater than 4.5 to 1.0 on the last day of any fiscal quarter,
(b) interest coverage ratio must be greater than 2.75 to 1.0 on the last day of any fiscal quarter, and
(c) capital expenditures must not exceed a specified amount in any fiscal year (for 2007 this amount is $530.0 million).

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
In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2007, the Company was in compliance with all such covenants and restrictions. At March 31, 2007, current maturities of long-term debt were $39.5 million. The Company expects to fund the payment of this obligation through operating cash flows.
Because of restrictions contained in the Merger Agreement with Alltel, Windstream may be limited in the amount of stock that it can issue to make acquisitions or raise additional capital in the two year period ending July 17, 2008. These restrictions are intended to prevent Windstream from taking any actions that could cause the spin-off from Alltel to be taxable to Alltel under Section 355(e) of the Internal Revenue Code or otherwise jeopardize the tax-free status of the spin-off from Alltel. In particular, during the two year period ending July 17, 2008, Windstream is prohibited from entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of Windstream stock or the issuance of shares of Windstream’s stock, or options to acquire or other rights in respect of such stock, in excess of a permitted basket of 71,130,989 shares (as adjusted for stock splits, stock dividends, recapitalizations, reclassifications and similar transactions), unless, generally, the shares are issued to qualifying Windstream employees or retirement plans, each in accordance with “safe harbors” under regulations issued by the Internal Revenue Service (“IRS”). Nevertheless, Windstream can take any of the actions described above in the event that the IRS grants a favorable ruling to Alltel or Windstream as to the effect of such action on the tax-free status of the spin-off. As previously discussed, the transaction to split off the Company’s publishing business with WCAS will result in the repurchase of at least 19,574,422 shares of Windstream common stock, which will accordingly reduce the permitted basket of shares for use in future transactions until the restricted payment period ends.
Off-Balance Sheet Arrangements
We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity in the future in the normal course of business.
Contractual Obligations and Commitments
Windstream disclosed in its financial statements for the year ended December 31, 2006 a summary of the Company’s material contractual obligations and commitments. As discussed under “Liquidity and Capital Resources”, on February 27, 2007, Windstream completed the private placement of $500.0 million aggregate principal amount of senior notes due 2019 and used the net proceeds of the offering to repay $500.0 million of amounts outstanding under its term loan portion of its senior secured credit facilities.

Set forth below is a summary of future repayments of long-term debt obligations and related interest expense as of March 31, 2007, in consideration of the February 27th refinancing transaction:

	Payments Due by Period
	Less than	1-3	3-5	More than
(Millions)	1 Year	Years	Years	5 Years	Total
Long-term debt, including current maturities (a)	$39.5	$161.0	$416.7	$4,899.5	$5,516.7
Interest payments on long-term debt obligations (b)	413.5	833.9	800.9	1,364.7	3,413.0

Total projected long-term debt and interest payments	$453.0	$994.9	$1,217.6	$6,264.2	$8,929.7

(a)	Excludes $(28.1) million of unamortized discounts included in long-term debt at March 31, 2007.

(b)	Variable rates are calculated in relation to LIBOR.
The Company did not recognize significant obligations as a result of the adoption of FIN 48 on January 1, 2007.
Critical Accounting Policies
The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 in the Company’s Annual Report on Form 10-K, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets and accounting for current and deferred income taxes. See Note 2, “Accounting Changes”, for discussion relating to the Company’s adoption of FIN 48. Other than the adoption of FIN 48, there were no material changes to the Company’s critical accounting policies during the three month period ended March 31, 2007.
Recently Issued Accounting Pronouncements
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company is in the process of evaluating the application of the fair value option and its effect on its consolidated financial statements.

Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain ''forward-looking statements’’. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the Quarterly Report on Form 10-Q for the period ending March  31, 2007. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.
Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others: adverse changes in economic conditions in the markets served by Windstream; the extent, timing and overall effects of competition in the communications business; continued access line loss; the impact of new, emerging or competing technologies; the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities; the availability and cost of financing in the corporate debt markets; the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations; the effects of federal and state legislation, rules and regulations governing the communications industry; the adoption of inter-carrier compensation and/or universal service reform proposal by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream; an adverse development regarding the tax treatment of the spin-off from Alltel on July 17, 2006 and the restrictions on certain financing and other activities imposed by the tax sharing agreement with Alltel; the failure to successfully complete the contemplated split off of our directory publishing business, Windstream Yellow Pages, in what Windstream expects to be a tax-free transaction to affiliates of Welsh, Carson, Anderson & Stowe; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; unexpected results of litigation; the effects of work stoppages; the impact of equipment failure, natural disasters or terrorist acts; and those additional factors under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2006. In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.
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

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risks at March 31, 2007 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007. The Company is primarily exposed to market risk from changes in interest rates. The Company does not own marketable equity securities nor operate in foreign countries, and therefore Windstream is not exposed to market risk from changes in equity prices or foreign currency rates. Windstream has estimated its interest rate risk using sensitivity analysis. For Windstream’s variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. The results of the sensitivity analysis used to estimate market risk is presented below. Actual results may differ from this estimate.
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
Due to the interest rate risk inherent in the variable rate senior credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,525.0 million at March 31, 2007, to convert variable interest rate payments to fixed. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 5.36 percent at March 31, 2007. The weighted-average fixed rate paid by Windstream is 5.604 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior credit facilities pursuant to the guidance in SFAS No. 133, “Derivative Financial Instruments,” as amended.
After the completion of the February 27th refinancing transaction, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was no longer effective as a hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which are driven by changes in the present value of expected LIBOR, will now be recognized as a component of net income, including $0.4 million recognized as other income in the unaudited consolidated statement of income for the three months ended March 31, 2007.
A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $3.8 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $3.8 million.

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Windstream’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, Windstream’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Windstream’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there were no changes to Windstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Windstream’s internal control over financial reporting.

WINDSTREAM CORPORATION
FORM 10-Q
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On October 16, 2006, the Company received a negative ruling in a binding arbitration proceeding previously brought against Valor Communications Southwest LLC and Valor Communications Group, Inc., by former employees regarding stock option award agreements. On January 8, 2007, the arbitrator entered a final award for the former employees of $7.2 million for the value of options that the Company asserts were without value immediately prior to Valor’s initial public offering in February 2005. The Company had established a liability for this amount accounting for the merger with Valor in 2006. The basis for the award was the arbitrator’s finding that these particular claimants’ options were extended past the initial public offering date. The claimants have filed separate complaints to confirm the award in Oklahoma federal district court. The Company has filed motions in Oklahoma to dismiss, or alternatively to transfer, the complaints to Texas federal district court and also filed a separate motion to vacate the arbitrator’s award in Texas federal district court. The Company intends to vigorously assert and defend its position in the matter.
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
Item 1A. Risk Factors
During the first quarter of 2007, there have been no material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.
Item 6. Exhibits
See the exhibits specified on the Index of Exhibits located at Page 47.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION (Registrant)

/s/ Brent Whittington Brent Whittington
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
May 10, 2007

WINDSTREAM CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q
Exhibit No.	Description of Exhibits

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(*)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(*)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(*)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(*)

(*)	Filed herewith.