Form 10-Q
period 2007-06-30
WINDSTREAM CORP
filed 2007-08-08
CIK 1282266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of common shares outstanding as of July 31, 2007: 477,395,581

The Exhibit Index is located on page 52.

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Millions)	(Unaudited) June 30,	December 31,
Assets	2007	2006
Current Assets:
Cash and short-term investments	$483.8	$386.8
Accounts receivable (less allowance for doubtful accounts of $11.5 and $10.4, respectively)	311.1	337.2
Inventories	44.3	43.5
Prepaid expenses and other	34.3	29.2
Assets held for sale	75.5	80.0

Total current assets	949.0	876.7

Goodwill	1,965.0	1,965.0
Other intangibles	1,076.4	1,100.4
Net property, plant and equipment	3,893.7	3,939.8
Other assets	122.3	148.8
Total Assets	$8,006.4	$8,030.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$49.3	$32.2
Accounts payable	156.1	169.5
Advance payments and customer deposits	90.8	82.8
Accrued dividends	119.3	119.2
Accrued taxes	52.7	31.9
Accrued interest	143.2	148.2
Other current liabilities	41.3	68.4
Liabilities related to assets held for sale	29.2	32.4

Total current liabilities	681.9	684.6
Long-term debt	5,439.5	5,456.2
Deferred income taxes	1,002.2	990.8
Other liabilities	409.3	429.3
Total liabilities	7,532.9	7,560.9
Commitments and Contingencies (See Note 8)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 477.4 shares issued and outstanding at June 30, 2007	—	—
Additional paid-in capital	562.7	550.5
Accumulated other comprehensive income (loss)	(136.5)	(150.8)
Retained earnings	47.3	70.1

Total shareholders’ equity	473.5	469.8
Total Liabilities and Shareholders’ Equity	$8,006.4	$8,030.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Revenues and sales:
Service revenues	$732.2	$603.5	$1,450.1	$1,208.2
Product sales	94.5	127.8	160.3	226.1

Total revenues and sales	826.7	731.3	1,610.4	1,434.3
Costs and expenses:
Cost of services (excluding depreciation of $101.7, $84.1, $201.6 and $172.1, respectively, included below)	253.0	193.3	488.6	385.7
Cost of products sold	51.1	102.1	96.6	186.4
Selling, general, administrative and other	101.3	84.4	204.4	164.5
Depreciation and amortization	126.9	98.9	252.0	201.5
Royalty expense to Alltel	—	62.4	—	129.6
Restructuring and other charges	1.6	5.0	6.4	7.5
Total costs and expenses	533.9	546.1	1,048.0	1,075.2
Operating income	292.8	185.2	562.4	359.1

Other income, net	6.3	—	11.5	1.2
Intercompany interest income from Alltel	—	18.0	—	31.9
Interest expense	(108.1)	(4.5)	(222.8)	(8.4)

Income before income taxes	191.0	198.7	351.1	383.8
Income taxes	75.1	80.0	135.3	152.3

Net income	$115.9	$118.7	$215.8	$231.5
Earnings per share:
Basic	$.24	$.29	$.46	$.57
Diluted	$.24	$.29	$.45	$.57

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2007	2006
Cash Provided from Operations:
Net income	$215.8	$231.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	252.0	201.5
Provision for doubtful accounts	11.2	10.3
Stock-based compensation expense	8.3	2.1
Pension and postretirement benefits expense	19.1	19.5
Other, net	7.3	6.4
Changes in operating assets and liabilities:
Accrued taxes	18.5	46.2
Other current liabilities	(27.3)	(5.2)
Other, net	8.6	12.2

Net cash provided from operations	513.5	524.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(178.0)	(155.4)
Other, net	1.2	19.9

Net cash used in investing activities	(176.8)	(135.5)
Cash Flows from Financing Activities:
Dividends paid on common shares	(238.5)	—
Dividends paid to Alltel prior to spin-off	—	(98.8)
Repayments of borrowings	(500.1)	(0.1)
Debt issued, net of issuance costs	498.9	—
Changes in advances to Alltel prior to spin-off	—	(292.0)

Net cash used in financing activities	(239.7)	(390.9)

Increase (decrease) in cash and short-term investments	97.0	(1.9)
Cash and Short-term Investments:
Beginning of the period	386.8	11.9
End of the period	$483.8	$10.0

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2006	$550.5	$(150.8)	$70.1	$469.8
Net income	—	—	215.8	215.8
Other comprehensive income, net of tax: (See Note 10)
Change in projected benefit obligation of pension plan	—	(10.1)	—	(10.1)
Amortization of actuarial gains/losses	—	10.0	—	10.0
Unrealized holding gains on interest rate swaps	—	14.4	—	14.4
Comprehensive income	—	14.3	215.8	230.1
Additional transfers from Alltel (See Note 3)	3.9	—	—	3.9
Stock-based compensation expense	8.3	—	—	8.3
Dividends of $0.50 per share declared to stockholders	—	—	(238.6)	(238.6)
Balance at June 30, 2007	$562.7	$(136.5)	$47.3	$473.5

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

_____

1.	Preparation of Interim Financial Statements:

In this report, Windstream Corporation and its subsidiaries are referred to as “Windstream”, “we”, or “the Company”. For all periods prior to the effective time of the merger with Valor Communications Group, Inc. (“Valor”) described herein, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel Corporation (“Alltel”).

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in Windstream’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates, and such differences could be material. Certain amounts previously reported have been reclassified to conform to the current year presentation of the consolidated financial statements. These reclassifications did not impact net or comprehensive income.

2.	Accounting Changes:

Discontinuance of the Application of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” – Historically, the Company’s regulated operations, except for certain operations acquired in Kentucky in 2002 and in Nebraska in 1999, followed the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, certain intercompany revenues and expenses earned and incurred by the Company’s regulated subsidiaries were not eliminated because they were priced in accordance with Federal Communications Commission (“FCC”) guidelines and recovered through the regulatory process.

Due to continued access line loss resulting from increased levels of competition from alternative voice providers, as well as due to a shift of the customer base from rate-of-return markets to markets under an alternative form of regulation, Windstream determined in the third quarter 2006 that it was no longer appropriate to continue the application of SFAS No. 71 for reporting its financial results. Accordingly, the Company discontinued the application of SFAS No. 71 according to the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuance of the Application of FASB Statement No. 71”, and began eliminating all intercompany revenues and related expenses.

Transactions with affiliates that were not eliminated under the provisions of SFAS No. 71 during the six months ended June 30, 2006 primarily included product sales, directory publishing royalties and sales, and sales of other telecommunications services. Sales of telecommunications equipment from the Company’s product distribution operations to the Company’s regulated subsidiaries resulted in $33.3 million and $61.9 million in product sales and cost of products sold for the three and six months ended June 30, 2006, respectively. These regulated subsidiaries also recognized $9.5 million and $19.1 million in service revenues for the three and six months ended June 30, 2006, respectively, related to royalties received from the directory publishing subsidiary (“Windstream Yellow Pages”), with Windstream Yellow Pages recognizing the offsetting royalty expense in cost of products sold. Miscellaneous billings by Windstream Yellow Pages to the regulated subsidiaries resulted in $2.1 million and $3.8 million in product sales and cost of products sold for the three and six months ended June 30, 2006, respectively. Amounts billed to other affiliates of the Company for interconnection and toll services resulted in $11.1 million and $21.7 million of service revenues and cost of services for the three and six months ended June 30, 2006, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

Change in Accounting Estimate – During April 2007, the Company completed studies of the depreciable lives of assets held and used in its Missouri operations and an operating subsidiary in Texas. The related depreciation rates were changed effective April 1, 2007. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effect of the change on depreciation rates in the Missouri and Texas operations resulted in a decrease in depreciation expense of $1.8 million and an increase in net income of $1.1 million for the three months ended June 30, 2007.

Change in Accounting Principle – Windstream adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The adoption of FIN 48 resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. At the adoption date, and as of June 30, 2007, the Company had approximately $1.3 million of gross unrecognized tax benefits, all of which relate to periods preceding the spin-off from Alltel, and all of which would impact its effective tax rate if recognized.

The Company is indemnified for these reserves for uncertain tax positions in accordance with the Tax Sharing Agreement with Alltel dated July 17, 2006; consequently, a corresponding receivable from Alltel equaling the gross unrecognized tax benefits plus accrued interest expense has been recognized.

Interest and penalties related to uncertain tax positions are recognized in income tax expense. As of June 30, 2007, the Company had accrued approximately $0.2 million of interest expense and penalties related to uncertain tax positions. For the six months ended June 30, 2007, interest expense recognized related to these uncertain positions was not significant.

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

Recently Issued Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price). SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like Windstream, SFAS No. 157 is effective beginning January 1, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”. SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its consolidated financial statements.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

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

Immediately after the consummation of the spin-off, Alltel Holding Corp. merged with and into Valor, with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation. The merger was accounted for using the purchase method of accounting for business combinations in accordance with SFAS No. 141, “Business Combinations”, with Alltel Holding Corp. serving as the accounting acquirer. The accompanying unaudited interim consolidated financial statements reflect the combined operations of Alltel Holding Corp. and Valor following the spin-off and merger transactions on July 17, 2006. Results of operations prior to the merger and for all historical periods presented are for Alltel Holding Corp.

In connection with the merger, the Company recorded $13.7 million of severance and severance-related costs and $4.1 million of contract termination costs in goodwill in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. Of this liability, $4.8 million in severance and severance-related costs and $1.0 million of contract termination costs were paid during the six months ended June 30, 2007. The remaining liability of $2.8 million consists of a lease obligation assumed from Valor for a facility vacated following the merger. This amount will be paid over the remaining term of the lease through 2010 with cash from operations.

The following unaudited pro forma condensed consolidated statements of income of Windstream for the three and six months ended June 30, 2006, respectively, assume that the spin-off from Alltel and merger with Valor occurred as of January 1, 2006:

(Millions, except per share amounts)	Three Months Ended	Six Months Ended
	2006	2006
Revenues and sales	$852.7	$1,677.3
Net income	$106.4	$ 210.9
Earnings per share:
Basic	$.22	$.45
Diluted	$.22	$.45

The unaudited pro forma information presents the combined operating results of Alltel Holding Corp. and Valor, with the results prior to the acquisition date adjusted to include the pro forma impact of the following: the elimination of transactions between Alltel Holding Corp. and Valor; additional amortization of intangible assets resulting from the merger; the elimination of merger expenses; additional interest expense incurred on notes issued pursuant to the spin-off and merger; and the impact of income taxes on these pro forma adjustments utilizing Windstream’s statutory tax rate of 38.9 percent for the six months ended June 30, 2006.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

4.	Related Party Transactions:

For the six months ended June 30, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. Expenses were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Total expenses allocated to the Company were $83.0 million and $149.3 million in the three and six months ended June 30, 2006, respectively. The costs of these services charged to the Company and the allocated liabilities assigned to the Company are not necessarily indicative of the costs and liabilities that would have been incurred if the Company had performed these functions as a stand-alone entity. However, management believes that methods used to make such allocations were reasonable.

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

For the six months ended June 30, 2006, the Company participated in the centralized cash management practices of Alltel. Under those practices, cash balances were transferred daily to Alltel bank accounts. The Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. The Company earned interest income on receivables due from Alltel and was charged interest expense for payables due to Alltel. Subsequent to the spin-off, Windstream no longer participates in this program as the Company has its own established cash management program. The interest rates charged on payables to Alltel were 5.95 percent in the six months ended June 30, 2006. Interest rates earned on receivables from Alltel were 4.99 percent in the six months ended June 30, 2006.

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

As of January 1, 2007, the Company completed the annual impairment reviews of its goodwill and indefinite-lived franchise rights and determined that no write-down in the carrying value of these assets was required. As of June 30, 2007 and December 31, 2006, the carrying value of the indefinite-lived wireline franchise rights in the state of Kentucky acquired in 2002 was $265.0 million. As of June 30, 2007 and December 31, 2006, the carrying value of the indefinite-lived wireline franchise rights in the Valor properties acquired during 2006 was $600.0 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Goodwill and Other Intangible Assets, Continued:

Intangible assets subject to amortization were as follows:

(Millions)	June 30, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor customer list	$210.0	$(39.1)	$170.9
Other customer lists	67.6	(31.0)	36.6
Cable franchise rights	22.5	(18.6)	3.9

	$300.1	$(88.7)	$211.4

(Millions)	December 31, 2006
	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor customer list	$210.0	$(19.2)	$190.8
Other customer lists	67.6	(27.6)	40.0
Cable franchise rights	22.5	(17.9)	4.6

	$300.1	$(64.7)	$235.4

The Valor customer list is amortized on an accelerated sum-of-the-years digits methodology over its estimated useful life of 9 years. Other customer lists are amortized on a straight-line basis over their estimated useful lives of 10 years. Cable franchise rights subject to amortization are amortized on a straight-line basis over their estimated useful lives of 15 years. Amortization expense for intangible assets subject to amortization was $12.4 million and $24.0 million for the three and six month periods ended June 30, 2007, respectively, as compared to $2.0 million and $4.0 million for the same periods in 2006. Amortization expense for intangible assets subject to amortization is estimated to be $48.0 million in 2007, $43.4 million in 2008, $38.7 million in 2009, $32.6 million in 2010 and $27.9 million in 2011.

6.	Debt and Derivative Instruments:

Long-term debt was as follows:

(Millions)	June 30,	December 31,
	2007	2006
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011	$500.0	$500.0
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013 (a)	1,400.0	1,900.0
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016	1,746.0	1,746.0
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2019 Notes – 7.00%, due March 15, 2019 (a)	500.0	—
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. – 7.75%, due February 15, 2015 (b)	400.0	400.0
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications Corp. – 6.50%, due November 15, 2013	70.0	70.0
Teleview, Inc. – 7.00%, due January 2, 2010 and May 2, 2010	0.7	0.8
Discount on long-term debt, net of premiums	(27.9)	(28.4)

	5,488.8	5,488.4
Less current maturities	(49.3)	(32.2)

Total long-term debt	$5,439.5	$5,456.2

(a)

On February 27, 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent (“the February 27th refinancing transaction”). Windstream used the net proceeds of the offering to repay $500.0 million of amounts outstanding under the term loan portion of its senior secured credit facilities.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

6.	Debt and Derivative Instruments, Continued:

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

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. The leverage ratio is the ratio of indebtedness to adjusted EBITDA, and the interest coverage ratio is the ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA means (1) net income, adjusted to exclude the cumulative effect of accounting changes and certain other exceptions; plus (2) the following items, to the extent deducted from consolidated adjusted net income: (a) provision for taxes based on income or profits; (b) interest expense, to the extent deducted in computing net income; (c) depreciation, amortization, goodwill impairment charges and other non-cash expenses, subject to certain exceptions; plus (d) the amount of any minority interest expense deducted in computing net income; plus (e) any non-cash compensation charge arising from any grant of stock, stock options or other equity-based awards, to the extent deducted in computing net income; plus (f) certain non-cash income (or loss) related to hedging activities, to the extent deducted in computing net income; minus (g) non-cash items increasing such net income, subject to certain exceptions. In addition, the covenants include restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year (for 2007 this amount is $530.0 million, which includes $80.0 million of unused capacity from 2006). The Company was in compliance with these covenants as of June 30, 2007.

Maturities and sinking fund requirements for debt outstanding as of June 30, 2007 for each of the twelve month periods ended June 30, 2008, 2009, 2010, 2011 and 2012 are $49.3 million, $74.3 million, $99.2 million, $99.0 million, and $299.0, respectively.

Interest expense was as follows for the three and six months ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2007	2006	2007		2006
Interest expense related to long-term debt	$107.8	$5.1	$222.6	(a)	$9.5
Impacts of interest rate swaps	1.1	—	2.0		—
Other interest expense	—	0.1	0.1		0.1
Less capitalized interest expense	(0.8)	(0.7)	(1.9)		(1.2)

	$108.1	$4.5	$222.8		$8.4

(a)	In connection with the February 27, 2007 refinancing transaction, the Company recorded additional non-cash interest expense of $5.3 million due to a write-off of the unamortized debt issuance costs associated with $500.0 million of the term loan that was paid down.

Due to the interest rate risk inherent in the variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million to convert variable interest rate payments to fixed. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,487.5 million as of June 30, 2007. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 5.36 percent at June 30, 2007. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Derivative Financial Instruments”, as amended.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

6.	Debt and Derivative Instruments, Continued:

After the completion of the February 27th refinancing transaction, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $115.6 million as of June 30, 2007, are recognized in net income, including $2.5 million and $2.9 million recognized as other income in the unaudited consolidated statement of income for the three and six months ended June 30, 2007, respectively.

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

The components of pension expense were as follows for the three and six months ended June 30, 2007:

(Millions)	Three Months Ended	Six Months Ended
	2007	2007
Service cost	$ 3.7	$ 7.8
Interest cost	13.2	26.0
Expected return on plan assets	(19.4)	(38.8)
Prior service cost	—	(0.1)
Net actuarial loss	6.6	12.1

Net periodic benefit expense	$ 4.1	$ 7.0

Pension expenses allocated to the Company by Alltel amounted to $5.3 million and $8.2 million for the three and six months ended June 30, 2006, respectively. Pension expenses in both years are included in cost of services and selling, general, administrative and other expenses in the unaudited consolidated statements of income.

Windstream also maintains supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of former management employees. There are no assets held in these supplemental retirement pension plans, as the Company funds the accrued costs of the plans as benefits are paid. For the six months ended June 30, 2007, Windstream contributed $0.4 million to fund the supplemental executive retirement plans.

The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the costs of these plans as benefits are paid. The Company also assumed certain obligations from a postretirement healthcare plan formerly sponsored by Valor, which was merged into the Company’s existing plan on December 31, 2006. Windstream contributed $9.8 million to the postretirement plan during the six months ended June 30, 2007. The components of postretirement benefits expense were as follows for the three and six months ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Service cost	$0.1	$—	$0.2	$—
Interest cost	3.8	4.8	7.5	7.2
Transition obligation	0.2	—	0.4	—
Prior service cost	0.6	0.7	1.0	1.2
Net actuarial loss	1.4	1.6	3.0	2.9

Net periodic benefit expense	$6.1	$7.1	$12.1	$11.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

7.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

The Company has historically sponsored a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible non-bargaining employees. On December 31, 2006, this profit-sharing plan was terminated, and as of the period ended March 31, 2007, the profit-sharing plan assets were merged into the employee savings plan under section 401(k) of the Internal Revenue Code. Pursuant to the merger of these plans, the Company no longer contributes to employee profit sharing accounts, and has increased its matching contribution to employee savings accounts from a maximum of 4% to a maximum of 6% of employee pretax contributions. The Company’s final cash contribution to the profit sharing plan for the 2006 plan year, totaling $5.2 million, was made in the second quarter of 2007 into each participant’s 401(k) account. This amount was included in other current liabilities in the accompanying consolidated balance sheet at December 31, 2006.

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

9.	Restructuring and Other Charges:

The following is a summary of the restructuring and other charges recorded in the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Fees associated with spin-off from Alltel	$—	$5.0	$—	$7.5
Severance and employee benefit costs	—	—	3.2	—
Costs associated with split off of directory publishing business	1.6	—	3.2	—

Total restructuring and other charges	$1.6	$5.0	$6.4	$7.5

During the six months ended June 30, 2007, the Company incurred $3.2 million in accounting and legal fees and other expenses related to the anticipated sale of its directory publishing business (see Note 16). Of the total expenses incurred relating to the spin-off transaction, $1.6 million were recorded in the second quarter of 2007. The company also incurred $3.2 million in severance and employee related costs during the first quarter of 2007, primarily related to the continuation of a workforce reduction plan initiated during the fourth quarter of 2006 and concluded in the first quarter of 2007.

During the six months ended June 30, 2006, and in connection with the spin-off from Alltel and merger with Valor, the Company incurred $7.5 million of incremental costs, primarily consisting of consulting and legal fees. Of the total expenses incurred relating to the spin-off transaction, $5.0 million in fees were recorded in the second quarter of 2006.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

9.	Restructuring and Other Charges, Continued:

The following is a summary of the activity related to the liabilities associated with the Company’s restructuring and other charges for the six months ended June 30, 2007:

(Millions)
Balance, beginning of period	$28.9
Restructuring expenses and other charges	6.4
Cash outlays during the period	(19.7)

Balance, end of period	$15.6

In the Company’s unaudited interim consolidated balance sheet at June 30, 2007, other current liabilities include a portion of this unpaid restructuring liability totaling $5.8 million, which consists of $2.9 million in severance and employee-related expenses related to the realignment of its operational functions, $2.8 million related to lease obligations on a vacated Valor facility, and $0.1 million of costs related to the spin-off from Alltel. The remaining unpaid restructuring liability of $9.8 million, which relates to fees resulting from the split off of the publishing business, is included in liabilities related to assets held for sale in the unaudited interim consolidated balance sheet at June 30, 2007.

10.	Comprehensive Income:

Comprehensive income was as follows for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Net Income	$115.9	$118.7	$215.8	$231.5

Other comprehensive income (loss):
Change in projected benefit obligation of pension plan	(16.7)	—	(16.7)	—
Income tax benefit	6.6	—	6.6	—

	(10.1)	—	(10.1)	—

Amortization of actuarial gains/losses	8.7	—	16.4	—
Income tax expense	(3.4)	—	(6.4)	—

	5.3	—	10.0	—

Unrealized holding gains on interest rate swaps	28.3	—	23.7	—
Income tax expense	(11.1)	—	(9.3)	—

	17.2	—	14.4	—

Other comprehensive income before income taxes	20.3	—	23.4	—
Income tax expense	(7.9)	—	(9.1)	—

Other comprehensive income	$12.4	$—	$14.3	$—

Comprehensive Income	$128.3	$118.7	$230.1	$231.5

11.	Earnings per Share:

Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive outstanding stock instruments.

Common shares in historical periods totaled 402.9 million and represented the shares issued to Alltel shareholders pursuant to the spin-off of the Alltel wireline division. Common shares in current periods include 70.9 million shares assumed through the merger with Valor.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

11.	Earnings per Share, Continued:

A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the three and six month periods ended June 30:

(Millions, except per share amounts)	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Basic earnings per share:
Net income applicable to common shares	$115.9	$118.7	$215.8	$231.5
Weighted average common shares outstanding for the period	473.5	402.9	473.5	402.9

Basic earnings per share	$.24	$.29	$.46	$.57
Diluted earnings per share:
Net income applicable to common shares	$115.9	$118.7	$215.8	$231.5

Weighted average common shares outstanding for the period	473.5	402.9	473.5	402.9
Increase in shares resulting from:
Non-vested restricted stock awards	1.3	—	1.2	—

Weighted average common shares assuming conversion	474.8	402.9	474.7	402.9

Diluted earnings per share	$.24	$.29	$.45	$.57

12.	Stock-Based Compensation:

Under the Company's stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of June 30, 2007, the balance available for grant under this Plan is approximately 6.1 million shares.

In May 2007, the Windstream Board of Directors approved an annual grant of restricted stock to certain management employees totaling approximately 215,000 common shares with a fair value on the date of the grant of approximately $3.0 million. This represents a standard annual grant to this employee group as a key component of their annual incentive compensation plan. These shares vest ratably over a three-year service period.

In February 2007, the Windstream Board of Directors approved grants of restricted stock to officers, executives, and non-employee directors totaling approximately 575,000 common shares with a fair value on the date of the grant of $8.5 million. This represents a standard annual grant to this employee and director group as a key component of their annual incentive compensation plan. Of the shares granted, approximately 325,000 shares contingently vest over a three-year period if performance-based operating targets are met each period. The operating target for the first vesting period was approved by the Board of Directors on February 6, 2007. Management has determined that it is probable that the target will be met for fiscal year 2007. The remaining shares vest ratably over a three-year service period, with the exception of approximately 35,000 shares granted to non-employee directors that vest over a one-year service period.

Non-vested Windstream restricted stock activity for the six months ended June 30, 2007 was as follows:

	(Thousands)	Weighted Average Fair Value Per Share
	Number of Shares
Non-vested at December 31, 2006	3,243.2	$12.55
Granted	790.7	$14.87
Vested	(0.3)	$12.60
Forfeited	(135.8)	$12.84

Non-vested at June 30, 2007	3,897.8	$13.01

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

12.	Stock-Based Compensation, Continued:

At June 30, 2007, unrecognized compensation expense for non-vested Windstream restricted shares was $29.6 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 2.0 years. Stock-based compensation expense was $4.5 million and $8.3 million for the three and six month periods ended June 30, 2007, respectively, as compared to $1.1 million and $2.1 million for the same periods of 2006. Expense recorded prior to the spin-off from Alltel was related to shares of Alltel common stock issued to the Company’s employees under Alltel’s stock compensation plans.

13.	Supplemental Cash Flow Information:

During the six months ended June 30, 2007, the Company declared and accrued $119.3 million in dividends payable to shareholders of record on June 29, 2007. These dividends were subsequently paid on July 16, 2007. The Company also recorded an increase in the fair value of its interest rate swap agreements during the period, resulting in a non-cash decrease in other liabilities of $26.6 million.

During the six months ended June 30, 2006, Alltel transferred to the Company various assets and liabilities pursuant to the spin off, including $113.0 million in net plant assets, $200.4 million in pension assets and $93.7 million in net deferred income tax assets, which were included in net property, plant and equipment, other assets and deferred income taxes, respectively, in the Company’s unaudited consolidated balance sheet at June 30, 2006.

14.	Business Segment Information:

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

Other operations consist of the Company’s directory publishing and telecommunications information services. The Company’s publishing subsidiary coordinates advertising, sales, printing, and distribution for 364 telephone directory contracts in 34 states. On December 12, 2006, Windstream announced that it would split off its directory publishing business (see Note 16). Immediately after the consummation of the spin-off and merger with Valor, the telecommunications information services operations no longer incurred revenues and expenses for providing data processing and outsourcing services as Valor was its sole external customer.

The Company accounts for intercompany sales at current market prices. The evaluation of segment performance is based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the restructuring and other charges discussed in Note 9. In addition, non-operating items such as other income, net, intercompany interest income from Alltel, interest expense and income taxes have not been allocated to the segments.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Business Segment Information, Continued:

Segment operating results were as follows for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Revenues and Sales from External Customers:
Wireline	$752.4	$589.2	$1,485.0	$1,179.3
Product distribution	33.0	36.6	63.8	70.4
Other operations	41.3	49.5	61.6	78.1

Total	$826.7	$675.3	$1,610.4	$1,327.8

Intersegment Revenues and Sales:
Wireline	$28.5	$37.7	$46.3	$70.5
Product distribution	52.5	46.4	104.9	81.7
Other operations	4.6	3.2	6.4	5.1

Total	$85.6	$87.3	$157.6	$157.3

Total Revenues and Sales:
Wireline	$780.9	$626.9	$1,531.3	$1,249.8
Product distribution	85.5	83.0	168.7	152.1
Other operations	45.9	52.7	68.0	83.2

Total business segments	912.3	762.6	1,768.0	1,485.1
Less intercompany eliminations	(85.6)	(31.3)	(157.6)	(50.8)

Total revenues and sales	$826.7	$731.3	$1,610.4	$1,434.3

Segment Income:
Wireline	$289.4	$181.6	$566.6	$356.9
Product distribution	0.3	2.9	(0.5)	4.1
Other operations	4.7	5.7	2.7	5.6

Total segment income	294.4	190.2	568.8	366.6

Restructuring and other charges	(1.6)	(5.0)	(6.4)	(7.5)
Other income, net	6.3	—	11.5	1.2
Intercompany interest income from Alltel	—	18.0	—	31.9
Interest expense	(108.1)	(4.5)	(222.8)	(8.4)

Income before income taxes	$191.0	$198.7	$351.1	$383.8

Segment assets were as follows: (Millions)			June 30, 2007	December 31, 2006
Wireline			$7,882.1	$7,897.1
Product distribution			49.2	53.8
Other operations (a)			75.1	79.8

Total consolidated assets			$8,006.4	$8,030.7
(a)	Other segment assets consist of directory publishing assets held for sale.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Business Segment Information, Continued:

Supplemental information pertaining to other operations was as follows for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Revenues and Sales from External Customers:
Directory publishing	$41.3	$45.4	$61.6	$70.0
Telecommunications information services	—	4.1	—	8.1

Total	$41.3	$49.5	$61.6	$78.1

Intersegment Revenues and Sales:
Directory publishing	$4.6	$3.2	$6.4	$5.1

Total	$4.6	$3.2	$6.4	$5.1

Total Revenues and Sales:
Directory publishing	$45.9	$48.6	$68.0	$75.1
Telecommunications information services	—	4.1	—	8.1

Total revenues and sales	$45.9	$52.7	$68.0	$83.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Supplemental Guarantor Information:

In connection with the issuance of the 2013 Notes, the 2016 Notes and the 2019 Notes (“the guaranteed notes”), certain of our wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor, provided guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. In conjunction with the merger with Valor, Windstream assumed $400.0 million principal value of unsecured notes (the “Valor Notes”) guaranteed by all of Valor’s operating subsidiaries. The terms of those notes were amended to reflect the non-Valor Guarantors as guarantors of the Valor Notes.

The following information presents condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006, condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, and condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 of the parent company, the Guarantors, and the Non-Guarantors. Investments include investments in a non-consolidated affiliate as well as investments in net assets of subsidiaries held by the parent company and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended June 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$193.8	$558.8	$(20.4)	$732.2
Product sales	—	121.8	13.6	(40.9)	94.5

Total revenues and sales	—	315.6	572.4	(61.3)	826.7
Costs and expenses:
Cost of services	—	59.0	195.2	(1.2)	253.0
Cost of products sold	—	101.4	9.8	(60.1)	51.1
Selling, general, administrative and other	(0.4)	31.8	69.9	—	101.3
Depreciation and amortization	—	41.8	85.1	—	126.9
Restructuring and other charges	—	1.6	—	—	1.6

Total costs and expenses	(0.4)	235.6	360.0	(61.3)	533.9
Operating income	0.4	80.0	212.4	—	292.8

Earnings from consolidated subsidiaries	186.2	16.7	2.0	(204.9)	—
Other income (expense), net	6.8	(0.5)	—	—	6.3
Intercompany interest income (expense)	(11.5)	(8.4)	19.9	—	—
Interest expense	(106.1)	(1.6)	(0.4)	—	(108.1)

Income before income taxes	75.8	86.2	233.9	(204.9)	191.0
Income taxes (benefit)	(40.1)	23.9	91.3	—	75.1

Net income	$115.9	$62.3	$142.6	$(204.9)	$115.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Six Months Ended June 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$386.7	$1,091.7	$(28.3)	$1,450.1
Product sales	—	218.5	24.9	(83.1)	160.3

Total revenues and sales	—	605.2	1,116.6	(111.4)	1,610.4
Costs and expenses:
Cost of services	—	110.8	379.9	(2.1)	488.6
Cost of products sold	—	185.7	20.2	(109.3)	96.6
Selling, general, administrative and other	—	63.6	140.8	—	204.4
Depreciation and amortization	—	84.5	167.5	—	252.0
Restructuring and other charges	—	4.3	2.1	—	6.4

Total costs and expenses	—	448.9	710.5	(111.4)	1,048.0
Operating income	—	156.3	406.1	—	562.4

Earnings from consolidated subsidiaries	363.8	26.3	(1.6)	(388.5)	—
Other income (expense), net	11.9	(0.3)	(0.1)	—	11.5
Intercompany interest income (expense)	(23.0)	(18.4)	41.4	—	—
Interest expense	(218.9)	(3.0)	(0.9)	—	(222.8)

Income before income taxes	133.8	160.9	444.9	(388.5)	351.1
Income taxes (benefit)	(82.0)	46.7	170.6	—	135.3

Net income	$215.8	$114.2	$274.3	$(388.5)	$215.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended June 30, 2006
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$77.9	$520.2	$5.4	$603.5
Product sales	—	138.0	9.8	(20.0)	127.8

Total revenues and sales	—	215.9	530.0	(14.6)	731.3
Costs and expenses:
Cost of services	—	25.2	157.9	10.2	193.3
Cost of products sold	—	118.7	8.0	(24.6)	102.1
Selling, general, administrative and other	—	17.1	67.3	—	84.4
Depreciation and amortization	—	16.2	82.7	—	98.9
Royalty expense to Alltel	—	9.0	53.4	—	62.4
Restructuring and other charges	—	6.9	(1.9)	—	5.0

Total costs and expense	—	193.1	367.4	(14.4)	546.1
Operating income	—	22.8	162.6	(0.2)	185.2

Earnings from consolidated subsidiaries	—	—	—	—	—
Other income (expense), net	—	(0.2)	0.2	—	—
Intercompany interest income from Alltel	—	1.3	16.7	—	18.0
Interest expense	—	(1.9)	(2.6)	—	(4.5)

Income before income taxes	—	22.0	176.9	(0.2)	198.7
Income taxes	—	10.5	69.5	—	80.0

Net income	$—	$11.5	$107.4	$(0.2)	$118.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Six Months Ended June 30, 2006
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$156.7	$1,058.7	$(7.2)	$1,208.2
Product sales	—	227.4	18.9	(20.2)	226.1

Total revenues and sales	—	384.1	1,077.6	(27.4)	1,434.3
Costs and expenses:
Cost of services	—	48.6	338.8	(1.7)	385.7
Cost of products sold	—	197.1	14.8	(25.5)	186.4
Selling, general, administrative and other	—	35.8	128.7	—	164.5
Depreciation and amortization	—	32.7	168.8	—	201.5
Royalty expense to Alltel	—	18.3	111.3	—	129.6
Restructuring and other charges	—	6.9	0.6	—	7.5

Total costs and expense	—	339.4	763.0	(27.2)	1,075.2
Operating income	—	44.7	314.6	(0.2)	359.1

Earnings from consolidated subsidiaries	—	—	—	—	—
Other income, net	—	0.4	0.8	—	1.2
Intercompany interest income from Alltel	—	2.2	29.7	—	31.9
Interest expense	—	(3.8)	(4.6)	—	(8.4)

Income before income taxes	—	43.5	340.5	(0.2)	383.8
Income taxes	—	16.0	136.3	—	152.3

Net income	$—	$27.5	$204.2	$(0.2)	$231.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of June 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and short-term investments	$466.2	$1.5	$16.1	$—	$483.8
Accounts receivable (less allowance for doubtful accounts of $11.5)	0.6	99.6	210.9	—	311.1
Inventories	—	29.8	14.5	—	44.3
Prepaid expenses and other	1.4	4.1	28.8	—	34.3
Assets held for sale	—	75.5	—	—	75.5

Total current assets	468.2	210.5	270.3	—	949.0
Investments	5,975.5	195.1	4.0	(6,174.6)	—
Goodwill and other intangibles	—	1,539.9	1,501.5	—	3,041.4
Net property, plant and equipment	7.6	1,169.4	2,716.7	—	3,893.7
Other assets	37.2	9.2	75.9	—	122.3
Total Assets	$6,488.5	$3,124.1	$4,568.4	$(6,174.6)	$8,006.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$39.0	$0.3	$10.0	$—	$49.3
Accounts payable	10.9	32.6	112.6	—	156.1
Affiliates payable	443.7	976.0	(1,419.7)	—	—
Advance payments and customer deposits	—	17.7	73.1	—	90.8
Accrued dividends	119.3	—	—	—	119.3
Accrued taxes	(45.1)	38.3	59.5	—	52.7
Accrued interest	140.9	1.7	0.6	—	143.2
Other current liabilities	14.1	10.8	16.4	—	41.3
Liabilities related to assets held for sale	—	29.2	—	—	29.2

Total current liabilities	722.8	1,106.6	(1,147.5)	—	681.9
Long-term debt	5,279.9	100.0	59.6	—	5,439.5
Deferred income taxes	(28.9)	397.9	633.2	—	1,002.2
Other liabilities	41.2	35.2	332.9	—	409.3
Total liabilities	6,015.0	1,639.7	(121.8)	—	7,532.9
Commitments and Contingencies (See Note 8)
Shareholders’ Equity:
Common stock	—	(0.4)	25.9	(25.5)	—
Additional paid-in capital	562.7	1,152.8	2,626.8	(3,779.6)	562.7
Accumulated other comprehensive income (loss)	(136.5)	—	(127.4)	127.4	(136.5)
Retained earnings	47.3	332.0	2,164.9	(2,496.9)	47.3

Total shareholders’ equity	473.5	1,484.4	4,690.2	(6,174.6)	473.5
Total Liabilities and Shareholders’ Equity	$6,488.5	$3,124.1	$4,568.4	$(6,174.6)	$8,006.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of December 31, 2006
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and short-term investments	$362.4	$0.6	$23.8	$—	$386.8
Accounts receivable (less allowance for doubtful accounts of $10.4)	0.9	110.0	226.3	—	337.2
Inventories	—	28.7	14.8	—	43.5
Prepaid expenses and other	10.0	3.1	16.1	—	29.2
Assets held for sale	—	80.0	—	—	80.0

Total current assets	373.3	222.4	281.0	—	876.7
Investments	5,779.4	57.9	5.6	(5,842.9)	—
Goodwill and other intangibles	—	1,560.6	1,504.8	—	3,065.4
Net property, plant and equipment	7.6	1,201.3	2,730.9	—	3,939.8
Other assets	43.8	11.3	93.7	—	148.8
Total Assets	$6,204.1	$3,053.5	$4,616.0	$(5,842.9)	$8,030.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$22.0	$0.2	$10.0	$—	$32.2
Accounts payable	10.6	35.9	123.0	—	169.5
Affiliates payable	167.9	1,025.6	(1,193.5)	—	—
Advance payments and customer deposits	—	14.5	68.3	—	82.8
Accrued dividends	119.2	—	—	—	119.2
Accrued taxes	(84.3)	56.6	59.6	—	31.9
Accrued interest	145.8	1.7	0.7	—	148.2
Other current liabilities	13.6	16.3	38.5	—	68.4
Liabilities related to assets held for sale	—	32.4	—	—	32.4

Total current liabilities	394.8	1,183.2	(893.4)	—	684.6
Long-term debt	5,296.5	100.1	59.6	—	5,456.2
Deferred income taxes	(20.2)	388.8	622.2	—	990.8
Other liabilities	63.2	37.3	328.8	—	429.3
Total liabilities	5,734.3	1,709.4	117.2	—	7,560.9
Commitments and Contingencies (See Note 8)
Shareholders’ Equity:
Common stock	—	(0.4)	25.9	(25.5)	—
Additional paid-in capital	550.5	1,153.0	2,626.6	(3,779.6)	550.5
Accumulated other comprehensive income (loss)	(150.8)	—	(127.2)	127.2	(150.8)
Retained earnings	70.1	191.5	1,973.5	(2,165.0)	70.1

Total shareholders’ equity	469.8	1,344.1	4,498.8	(5,842.9)	469.8
Total Liabilities and Shareholders’ Equity	$6,204.1	$3,053.5	$4,616.0	$(5,842.9)	$8,030.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Six Months Ended June 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$215.8	$114.2	$274.3	$(388.5)	$215.8
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	84.5	167.5	—	252.0
Provision for doubtful accounts	—	3.2	8.0	—	11.2
Stock-based compensation expense	—	0.7	7.6	—	8.3
Pension and postretirement benefits expense	0.1	3.1	15.9	—	19.1
Equity in earnings (losses) from subsidiaries	(363.8)	(26.3)	1.6	388.5	—
Other, net	(13.2)	10.5	10.0	—	7.3
Changes in operating assets and liabilities, net:	405.1	(131.0)	(274.3)	—	(0.2)

Net cash provided from operations	244.0	58.9	210.6	—	513.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(41.4)	(136.6)	—	(178.0)
Other, net	—	—	1.2	—	1.2

Net cash used in investing activities	—	(41.4)	(135.4)	—	(176.8)
Cash Flows from Financing Activities:
Dividends paid on common shares	(238.5)	—	—	—	(238.5)
Dividends from subsidiaries	99.0	(16.1)	(82.9)	—	—
Repayments of borrowings	(500.0)	(0.1)	—	—	(500.1)
Debt issued, net of issuance costs	499.3	(0.4)	—	—	498.9

Net cash used in financing activities	(140.2)	(16.6)	(82.9)	—	(239.7)
Increase (decrease) in cash and short-term investments	103.8	0.9	(7.7)	—	97.0
Cash and Short-term Investments:
Beginning of the period	362.4	0.6	23.8	—	386.8

End of the period	$466.2	$1.5	$16.1	$—	$483.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Six Months Ended June 30, 2006
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$—	$27.5	$204.2	$(0.2)	$231.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	32.7	168.8	—	201.5
Provision for doubtful accounts	—	10.2	0.1	—	10.3
Stock-based compensation expense	—	—	2.1	—	2.1
Pension and postretirement benefits expense	—	2.9	16.6	—	19.5
Other, net	—	(10.3)	16.7	—	6.4
Changes in operating assets and liabilities, net:	—	(6.4)	59.6	—	53.2

Net cash provided from operations	—	56.6	468.1	(0.2)	524.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(19.5)	(135.9)	—	(155.4)
Other, net	—	3.5	16.4	—	19.9

Net cash used in investing activities	—	(16.0)	(119.5)	—	(135.5)
Cash Flows from Financing Activities:
Dividends paid to Alltel prior to spin-off	—	(276.3)	(379.5)	557.0	(98.8)
Repayments of borrowings	—	(0.1)	—	—	(0.1)
Changes in advances to Alltel prior to spin-off	—	234.4	30.4	(556.8)	(292.0)

Net cash used in financing activities	—	(42.0)	(349.1)	0.2	(390.9)
Decrease in cash and short-term investments	—	(1.4)	(0.5)	—	(1.9)
Cash and Short-term Investments:
Beginning of the period	—	7.1	4.8	—	11.9

End of the period	$—	$5.7	$4.3	$—	$10.0

16.	Pending Transactions:

On May 29, 2007 the Company announced that it entered into a definitive agreement to acquire all of the outstanding shares of CT Communications, Inc. (“CTC”) for $31.50 per share in cash. Including the assumption of cash and debt, the transaction is valued at approximately $585.0 million. The acquisition is expected to close in the third quarter of 2007, subject to certain conditions, including necessary approvals from federal and state regulators and CTC shareholders. On July 10, 2007 the Federal Trade Commission granted early termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”). Additionally, Windstream has confirmed with the public service commissions in each state in which CTC operates that further state approvals will not be required. The closing of the transaction is still contingent upon the approvals of the Federal Communications Commission and the vote of CTC shareholders, which is scheduled for August 23, 2007.

On December 12, 2006, Windstream announced that it would split off its directory publishing business (the “Publishing Business”) in what Windstream expects to be a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and Windstream shareholder.

Prior to completing the transaction, Windstream will contribute the Publishing Business to a newly formed subsidiary (“Holdings”). Holdings will then pay a special dividend to Windstream in an amount equal to Windstream's tax basis in the Publishing Business (currently estimated to be approximately $45.0 million), issue additional shares of Holdings common stock to Windstream, and distribute to Windstream certain debt securities of Holdings having an aggregate principal amount of approximately $250.0 million less the amount of the special dividend. Windstream expects to exchange the Holdings debt securities for outstanding Windstream debt with an equivalent fair market value and then retire that Windstream debt. Windstream also intends to use the proceeds of the special dividend to retire Windstream debt or repurchase Windstream

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

16.	Pending Transactions, Continued:

equity. Following the completion of these transactions, Windstream will exchange all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”), which will then be retired. Based on the trailing average of Windstream common stock at July 31, 2007 of $13.94, the Exchanged WIN Shares have a value of approximately $275.0 million, and the expected total value of the transaction will be approximately $525.0 million.

The transaction is subject to customary conditions, including (i) expiration of the required waiting period under the Hart-Scott-Rodino Act, (ii) the parties having received certain private letter rulings from the Internal Revenue Service (“IRS”) with respect to the tax treatment of the transactions, (iii) the receipt of customary solvency and surplus opinions by the Boards of Directors of Windstream and Holdings, and (iv) the contribution of the Publishing Business to Holdings and the exchange of Holdings debt for outstanding Windstream debt. The Company has since satisfied the requirements of the Hart-Scott-Rodino Act. The final closing of the transaction is conditioned on the absence of any injunction and certain terms of the Company’s debt instruments, but the terms of the transaction require it to be completed by December 31, 2008. This transaction is expected to be completed in the third or fourth quarter of 2007.

The Share Exchange Agreement provides for a customary working capital adjustment pursuant to which the parties will make cash payments to each other to the extent that the working capital of the Publishing Business is less than or greater than a specified target working capital amount at the time of closing. The Share Exchange Agreement contains customary representations, warranties and covenants and may be terminated if, among other things, the closing of the transaction has not been completed within twelve months or the IRS private letter rulings are not received. The parties have also agreed to customary indemnification for breaches of representations, warranties, covenants and other matters.

In connection with the consummation of the transaction, the parties and their affiliates will enter into certain related ancillary agreements, including a Publishing Agreement, a Billing and Collection Agreement and a Tax Sharing Agreement. Pursuant to the Publishing Agreement, Windstream will grant Windstream Yellow Pages, Inc. (“Windstream Yellow Pages”), the Windstream subsidiary that currently operates the Publishing Business, an exclusive license to publish Windstream directories. Windstream Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the Publishing Agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Windstream Yellow Pages on advertising revenues generated from its directories for the duration of the Publishing Agreement. In conjunction with the Publishing Agreement, the Company has entered into an at-market executory contract to purchase minimum advertising in its directories for a period of three years, with a renewal option for two additional years available to WCAS. Due to the significant continuing involvement that Windstream will retain in the publishing business, as evidenced by these agreements and its obligation to provide telephone listings, publishing results are reflected in income from continuing operations in the accompanying unaudited consolidated statements on income.

The following table summarizes the net assets of the directory publishing operations that are classified as held for sale in the accompanying consolidated balance sheets:

(Millions)	June 30, 2007	December 31, 2006
Current assets	$67.0	$71.5
Net property, plant and equipment	8.5	8.5

Assets held for sale	$75.5	$80.0

Current liabilities	$25.1	$26.5
Deferred income taxes	3.8	5.5
Other liabilities	0.3	0.4

Liabilities related to assets held for sale	$29.2	$32.4

WINDSTREAM CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2007 and 2006 and Windstream’s Annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

The Company is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline and product distribution segments, and other operations. The Company’s wireline segment consists of its retail and wholesale telecommunications services, including local, long distance, network access, video services, broadband and high-speed data services. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure and equipment to both affiliated and non-affiliated businesses. The Company’s other operations include the Company’s directory publishing and telecommunications information services operations. After the merger with Valor Communications Group, Inc. (“Valor”), telecommunications information services are no longer offered as Valor was the only external customer. As discussed in detail below, the Company has announced that it will split off the directory publishing business in the third quarter of 2007.

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

EXECUTIVE SUMMARY

Windstream is a customer-focused telecommunications company that provides local telephone, long distance, network access, video services, broadband and high-speed data services to approximately 3.2 million residential and business customers primarily located in rural areas in 16 states. Among the highlights in the second quarter of 2007:

•

The Company added approximately 37,000 net broadband customers, increasing its broadband customer base to over 752,000. During the quarter, the Company lost approximately 35,000 access lines or approximately 1 percent of its total access lines at the beginning of the quarter.

•

Revenues and sales increased $95.4 million as compared to the second quarter of 2006, due primarily to the acquisition of Valor. The acquisition of Valor accounted for an increase in revenues and sales of $123.7 million. An offsetting decrease in revenues and sales of $28.3 million was primarily due to the increase in intercompany eliminations from the discontinuance of the application of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation”.

•	Operating income increased $107.6 million from a year ago, primarily reflecting the acquisition of Valor, and the termination of a licensing agreement with Alltel as of June 30, 2006.

•	The Company paid $119.3 million in dividends to shareholders, and finished the quarter with $483.8 million in cash and short-term investments.

•	The Company incurred $108.1 million in interest expense in the second quarter of 2007 primarily due to the debt issued and assumed in conjunction with the spin-off from Alltel and merger with Valor.

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

Pending Transactions

On May 29, 2007 the Company announced that it has entered into a definitive agreement to acquire all of the outstanding shares of CT Communications, Inc. (“CTC”) for $31.50 per share in cash. Including the assumption of cash and debt, the transaction is valued at approximately $585.0 million. The acquisition is expected to close in the third quarter of 2007, subject to certain conditions, including necessary approvals from federal and state regulators and CTC shareholders. On July 10, 2007 the Federal Trade Commission granted early termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Additionally, Windstream has confirmed with the public service commissions in each state in which CTC operates that further state approvals will not be required. The closing of the transaction is still contingent upon the approvals of the Federal Communications Commission (“FCC”) and the vote of CTC shareholders, which is scheduled for August 23, 2007.

Windstream intends to finance the acquisition primarily with existing cash and additional borrowings available under its $500.0 million revolving line of credit. Net of approximately $4.0 million in letters of credit, the Company has approximately $496.0 million in remaining capacity under this credit facility. Upon completion of the transaction, Windstream will add approximately 155,000 access lines, 30,000 broadband customers and 50,000 wireless customers in North Carolina, which are adjacent to existing operations, increasing the number of access lines to approximately 3.4 million and the number of broadband customers to approximately 785,000. Once complete, the transaction will increase Windstream’s position in these rural markets where it can leverage the Company’s brand and marketing experience and bring significant value to customers by offering competitive bundled services. CTC has broadband availability to 95 percent of its incumbent local exchange carrier (“ILEC”) lines, 75 percent of which can offer up to 10Mb speeds.

As discussed in Note 16 in the accompanying notes to the unaudited interim financial statements, the Company has entered into an agreement to split off its directory publishing business to Welsh, Carson, Anderson & Stowe (“WCAS”) in a transaction currently valued at approximately $525.0 million. As a result of the transaction, the Company will retire approximately 19.6 million shares of its common stock currently held by WCAS, and will retire up to $250.0 million of debt obligations. In return for this consideration, the Company will forego its royalty fee on directories published by WCAS in its service territories for a period of 50 years (“the Publishing Agreement”). The portion of the gain recognized on the sale of the publishing business attributable to the Company’s ongoing obligation stipulated by the Publishing Agreement will be deferred over the term of the agreement. This transaction is expected to be completed in the third quarter of 2007.

Adoption of Accounting Standards

Windstream adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The adoption of FIN 48 resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. At the adoption date, and as of June 30, 2007, the Company had approximately $1.3 million of gross unrecognized tax benefits, all of which relate to periods preceding the spin-off from Alltel, and all of which would impact its effective tax rate if recognized.

The Company is indemnified for these reserves for uncertain tax positions in accordance with the Tax Sharing Agreement with Alltel dated July 17, 2006; consequently, a corresponding receivable from Alltel equaling the gross unrecognized tax benefits plus accrued interest expense has been recognized.

Interest and penalties related to uncertain tax positions are recognized in income tax expense. As of June 30, 2007, the Company had accrued approximately $0.2 million of interest expense and penalties related to uncertain tax positions. For the six months ended June 30, 2007, interest expense recognized related to these uncertain positions was not significant.

The tax years 2003 – 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has identified its federal tax return and state tax returns in Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina, and Texas as “major” taxing jurisdictions.

The Company does not reasonably estimate that the unrecognized tax benefits will change significantly within the next twelve months.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Revenues and sales:
Service revenues	$732.2	$603.5	$1,450.1	$1,208.2
Product sales	94.5	127.8	160.3	226.1

Total revenues and sales	826.7	731.3	1,610.4	1,434.3

Costs and expenses:
Cost of services	253.0	193.3	488.6	385.7
Cost of products sold	51.1	102.1	96.6	186.4
Selling, general, administrative and other	101.3	84.4	204.4	164.5
Depreciation and amortization	126.9	98.9	252.0	201.5
Royalty expense to Alltel	—	62.4	—	129.6
Restructuring and other charges	1.6	5.0	6.4	7.5

Total costs and expenses	533.9	546.1	1,048.0	1,075.2

Operating income	292.8	185.2	562.4	359.1
Other income, net	6.3	—	11.5	1.2
Intercompany interest income from Alltel	—	18.0	—	31.9
Interest expense	(108.1)	(4.5)	(222.8)	(8.4)

Income before income taxes	191.0	198.7	351.1	383.8
Income taxes	75.1	80.0	135.3	152.3

Net income	$115.9	$118.7	$215.8	$231.5
Earnings per share:
Basic	$.24	$.29	$.46	$.57
Diluted	$.24	$.29	$.45	$.57

Total revenues and sales increased $95.4 million, or 13 percent, and $176.1 million, or 12 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. Service revenues, which include voice service, long distance, data and special access, switched access and Universal Service Funds (“USF”) and miscellaneous and other revenues, increased year-over-year by $128.7 million, or 21 percent, and $241.9 million, or 20 percent, during these periods, respectively. The acquisition of Valor accounted for $123.7 million and $247.3 million of the year-over-year increases in total revenues and sales for the three and six months ended June 30, 2007, respectively. Additionally, revenues attributable to long distance and data and special access increased $24.0 million and $46.5 million during these periods, respectively, as compared to the same periods in 2006. These increases reflect increases in long distance customer billing rates during the fourth quarter of 2006 and the significant net increase in broadband customers during the twelve months ended June 30, 2007. Partially offsetting these year-over-year increases in service revenues are declines of $15.8 million and $22.8 million in the three and six months ended June 30, 2007, respectively, due to increases in eliminations of intercompany service revenues. This is due primarily to the discontinued application of SFAS No. 71 as previously discussed. In addition, compared to the same periods a year ago, voice revenues and switched access and USF revenues decreased $7.2 million and $34.2 million, in the three and six month periods ended June 30, 2007, respectively, primarily as a result of the loss of wireline access lines due to fixed-line competition and wireless substitution. Partially offsetting this year over year decrease for the three months ended June 30, 2007, the Company entered into a settlement agreement during the period with another carrier to resolve historical traffic disputes resulting in an increase in switched access revenues of $13.3 million.

Product sales decreased $33.3 million, or 26 percent, and $65.8 million, or 29 percent, for the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. Prior to the discontinuance of SFAS No. 71, the Company did not eliminate product sales to affiliates of $32.2 million and $60.7 million during the three and six month periods ended June 30, 2006, respectively. Partially offsetting these decreases, year-over-year increases in product sales of $3.3 million and $4.8 million, respectively, were due to increases in sales of customer premise equipment and broadband modems to retail customers.

Cost of services, which represents the cost of providing service, as well as business taxes and bad debt expense, increased $59.7 million, or 31 percent, and $102.9 million, or 27 percent, for the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $36.8 million and $69.0 million of the year-over-year increases in cost of services in the three and six month periods ended June 30, 2007, respectively. Additional increases of $12.5 million and $26.8 million, respectively, were due to an increase in interconnection expenses driven by an increase in the volume of long distance and Internet traffic. The remaining increases were due primarily to year-over-year increases in business taxes and USF fees of $7.5 million and $5.4 million during the three and six month periods ended June 30, 2007, respectively, primarily due to increases in the contribution factors used to determine the Company’s USF obligations, and increases in USF contributions related to increases in long distance revenues.

Cost of products sold decreased $51.0 million, or 50 percent, and $89.8 million, or 48 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The decrease was consistent with the decline in product sales as discussed above, and was due primarily to an increase in intercompany eliminations of $48.5 million and $86.0 million during the three and six month periods ended June 30, 2006, respectively, caused by the discontinuance of the application of SFAS No. 71.

Selling, general, administrative and other expenses increased $16.9 million, or 20 percent, and $39.9 million, or 24 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $9.9 million and $18.7 million of these increases, respectively. A portion of the remaining increases were due to increases in advertising of $3.2 million and $8.2 million in the three and six month periods ended June 30, 2007, respectively, related to aggressive marketing around Windstream’s new brand. The remaining increases were caused by a shift from allocated corporate costs from Alltel in 2006 prior to the spin-off to the Company’s stand-alone corporate cost structure in 2007.

Depreciation and amortization expense increased $28.0 million, or 28 percent, and $50.5 million, or 25 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $30.6 million and $60.9 million of these increases, respectively. Partially offsetting these increases were declines primarily resulting from a reduction in depreciation rates for certain of the Company’s wireline operations, reflecting the results of studies of depreciable lives completed during 2007 and 2006 as further discussed below in “Results of Operations by Business Segment”.

Royalty expense to Alltel decreased $62.4 million, or 100 percent, and $129.6 million, or 100 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. Historically, certain of the Company’s wireline subsidiaries incurred a royalty charge from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. The Company terminated this licensing agreement with Alltel on June 30, 2006 as the Alltel brand name is no longer used.

Operating income increased $107.6 million, or 58 percent, and $203.3 million, or 57 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $45.5 million and $97.6 million of these increases, respectively. The remaining increases in operating income primarily reflect the decrease in royalty expense due to the termination of the licensing agreement with Alltel and the decrease in depreciation expense resulting from depreciation studies completed during 2007 and 2006, partially offset by the decline in wireline service operating margins resulting from the loss of access lines.

Restructuring and Other Charges

The following is a summary of the restructuring and other charges recorded during the six month period ended June 30, 2007:

(Millions)	Wireline	Product Distribution	Other Operations	Total
Severance and employee benefit costs	$3.1	$0.1	$—	$3.2
Costs associated with split off of directory publishing	—	—	3.2	3.2

Total restructuring and other charges	$3.1	$0.1	$3.2	$6.4

During the six months ended June 30, 2007, the Company incurred $3.2 million in accounting and legal fees and other expenses related to the anticipated sale of its directory publishing business (see Note 16). Of the total expenses incurred relating to the spin-off transaction, $1.6 million were recorded in the second quarter of 2007. The company also incurred $3.2 million in severance and employee related costs during the first quarter of 2007, primarily related to the continuation of a workforce reduction plan initiated during the fourth quarter of 2006 and concluded in the first quarter of 2007.

During the six months ended June 30, 2006, in connection with the spin-off from Alltel and merger with Valor, the Company incurred $7.5 million of incremental costs, primarily consisting of consulting and legal fees associated with the wireline segment. Of the total expenses incurred relating to the spin-off transaction, $5.0 million were recorded in the second quarter of 2006.

In the Company’s accompanying unaudited interim consolidated balance sheet at June 30, 2007, other current liabilities include a portion of this unpaid restructuring liability totaling $5.8 million, which consists of $2.9 million in severance and employee-related expenses related to the realignment of its operational functions, $2.8 million related to lease obligations on a vacated Valor facility, and $0.1 million of costs related to the spin-off from Alltel. The remaining unpaid restructuring liability of $9.8 million, which relates to fees resulting from the split off of the publishing business, is included in liabilities related to assets held for sale in the unaudited interim consolidated balance sheet at June 30, 2007. Cash outlays for the Valor lease obligations will be disbursed from operating cash flows over the remaining term of the lease through 2010. The remaining unpaid liability will be disbursed over the remainder of 2007 and will be funded from operating cash flows. (See Note 9 to the unaudited consolidated financial statements for additional information regarding the restructuring and other charges.)

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2007	2006	2007	2006
Interest income on cash and short-term investments	$4.0	$—	$8.3	$—
Mark-to-market of interest rate swap agreement	2.5	—	2.9	—
Other income (expense), net	(0.2)	—	0.3	1.2

Other income, net	$6.3	$—	$11.5	$1.2

Other income, net increased $6.3 million and $10.3 million in the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006, primarily due to interest income earned on cash and short-term investments. Cash and short-term investments totaled $483.8 million in the Company’s accompanying unaudited interim consolidated balance sheet at June 30, 2007. Prior to the spin-off in 2006, excess cash was invested with Alltel pursuant to an intercompany cash management agreement through which interest was earned on invested funds at rates averaging 4.99 percent during the six months ended June 30, 2006. This interest income was included in intercompany interest income from Alltel in the accompanying unaudited consolidated statement of income for the six months ended June 30, 2006. The increases in other income, net were also due in part to increases in market value of a portion of an interest rate swap agreement that the Company deemed ineffective during the first quarter of 2007, as discussed further in Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk. Pursuant to the guidance in SFAS No. 133, “Derivative Financial Instruments”, as amended, changes in the market value of the ineffective portion of this interest rate swap are included in net income. The market value calculation of this interest rate swap is based on estimates of forward variable interest rates, and changes in estimated forward rates could result in significant non-cash increases or decreases in other income, net in future periods.

Intercompany Interest Income from Alltel

Prior to the spin-off from Alltel, the Company participated in a centralized cash management program with Alltel. As discussed above, the Company earned interest on amounts remitted to Alltel at a rate based on current market rates for short-term investments. Intercompany interest income from Alltel decreased $18.0 million and $31.9 million in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006 due to the cancellation of participation in the cash management program following the spin-off from Alltel and the subsequent settlement of intercompany balances with Alltel.

Interest Expense

Interest expense increased $103.6 million and $214.4 million in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006, due primarily to the debt issued in the third quarter of 2006 to finance the spin-off and merger transactions. Additionally, the Company incurred $5.3 million in non-cash interest expense in the first quarter of 2007, due to the write-off of previously capitalized debt issue costs. These debt issue costs were associated with $500.0 million of a term loan under the Company’s senior secured credit facilities that was paid down pursuant to a refinancing transaction during the first quarter of 2007 (see Note 6). The weighted-average interest rate paid on the Company’s long-term debt for the six month period ended June 30, 2007 was 7.7 percent.

Income Taxes

Income tax expense decreased $4.9 million, or 6 percent, and $17.0 million, or 11 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The changes in income tax expense were generally consistent with the decrease in the Company’s income before income taxes. Additionally, the Company’s effective income tax rate decreased to 39.3 percent and 38.5 percent in the three and six months ended June 30, 2007, as compared to 40.3 percent and 39.7 percent in the corresponding periods of 2006, primarily due to the impact of favorable discrete items recorded within the first half of 2007. Included in discrete items in the first quarter of 2007 was a $3.5 million favorable adjustment to deferred income taxes due to a reduction of the Kentucky state income tax rate from 7 percent to 6 percent on January 1, 2007. For 2007, the Company’s annual effective income tax rate is expected to range between 39.0 and 40.0 percent. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

Weighted Average Common Shares Outstanding

The increase in weighted average common shares outstanding in the six month period ended June 30, 2007, as compared to the same period of 2006, primarily reflects the additional 70.9 million common shares assumed through the merger with Valor on July 17, 2006. Common shares in historical periods totaled 402.9 million and represented the shares issued to Alltel shareholders pursuant to the spin-off of the Alltel wireline division.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Wireline Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, access lines and customers in thousands)	2007	2006	2007	2006
Revenues and sales:
Voice service	$314.4	$282.4	$631.0	$572.1
Long distance	63.8	45.3	125.8	89.3
Data and special access	168.9	132.1	331.7	260.8
Switched access and USF	156.3	109.6	299.0	219.0
Miscellaneous	42.8	31.1	87.2	62.0
Directory publishing rights	19.1	16.1	28.1	26.7
Product sales	15.6	10.3	28.5	19.9

Total revenues and sales	780.9	626.9	1,531.3	1,249.8

Costs and expenses:
Cost of services	264.4	200.7	511.3	402.5
Cost of products sold	11.6	8.3	23.8	15.7
Selling, general, administrative and other	88.4	75.9	178.0	145.5
Depreciation and amortization	127.1	98.0	251.6	199.6
Royalty expense to Alltel	—	62.4	—	129.6

Total costs and expenses	491.5	445.3	964.7	892.9

Segment income	$289.4	$181.6	$566.6	$356.9
Access lines in service (excludes broadband lines)	3,179.2	2,831.7
Average access lines in service	3,197.7	2,847.7	3,211.7	2,859.9
Average revenue per customer per month (a)	$81.40	$73.38	$79.46	$72.83
Broadband customers	752.6	481.7
Digital satellite television customers	150.2	33.4
Long distance customers	1,974.9	1,761.7
(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.

Wireline operations consist of the Company’s retail and wholesale telecommunications services. Revenues generated from these services include voice, long distance, data and special access, switched access and USF, miscellaneous, directory publishing rights and product sales. Wireline revenues and sales increased $154.0 million, or 25 percent, and $281.5 million, or 23 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $123.7 million and $247.3 million of the increase in wireline revenue and sales in the three and six month periods of 2007, respectively. Customer access lines increased 12 percent during the twelve months ended June 30, 2007, reflecting the addition of the Valor operations, partially offset by declines in both primary and secondary access lines. During the three and six month periods ended June 30, 2007, the Company lost approximately 35,000 and 64,000 access lines, respectively, as compared to approximately 31,000 and 54,000 access lines lost during the same periods in 2006. Of the access lines lost during the three and six months ended June 30, 2007, approximately 6,000 and 13,000 lines, respectively, were lost in the former Valor markets. The declines in access lines primarily resulted from the effects of fixed line competition and wireless substitution, and the Company expects access lines to continue to be impacted by these effects for the remainder of 2007.

To slow the decline of revenue from access line loss during the remainder of 2007, the Company will continue to emphasize sales of enhanced services and bundling of its various product offerings including broadband, voice and digital satellite television. Windstream’s Greenstreak program launched across all markets in the first quarter of 2007 and offers broadband along with “measured” local phone service that allows unlimited incoming calls, 911 access and outgoing local calls for 10 cents a minute. Additionally, the Company announced in the first quarter of 2007 a multi-year extension of an agreement with EchoStar Communications Corporation to offer DISH Network digital satellite television service to residential customers as part of a bundled product offering. Digital television service bundled with Windstream voice and broadband service offers added value and convenience for customers, and is consistent with the Company’s strategy to bundle services as a communications and entertainment company. In an effort to further develop enhanced services and bundled product offerings, the Company plans to continue to invest in its network to offer faster broadband speeds. Speeds of up to 3Mb are currently offered to approximately 80 percent of broadband addressable lines, and up to 6Mb to approximately 23 percent of those addressable lines. By year-end, Windstream plans to introduce broadband service in its largest markets at 10 to 12 megabits per second - two to six times faster than current speeds.

Deployment of high-speed broadband service is also an important strategic initiative for the Company. As of June 30, 2007, 80 percent of addressable lines were broadband-capable. During the three and six month periods ended June 30, 2007, the Company added approximately 37,000 and 96,000 broadband customers, respectively, increasing its broadband customer base to over 752,000 customers. This represents a penetration rate of 24 percent of total access lines in service. The growth in the Company’s broadband customers more than offset the decline in customer access lines noted above. As a result, increases in revenues generated from the sales of data and special services for the period ending June 30, 2007 partially offset the revenue decline from access line losses.

Voice revenues consist of local exchange telephone services provided to both residential and business customers. These revenues include monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting. They also include non-recurring charges for service activation and reconnection of service. Voice revenues increased $32.0 million, or 11 percent, and $58.9 million, or 10 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $46.9 million and $94.4 million of these increases in voice revenues, respectively. Partially offsetting these increases were declines in voice revenues primarily due to the overall decline in access lines discussed above. In addition, declines in voice revenues in 2007 reflect year-over-year reductions in expanded calling area rate plans of $3.7 million and $8.0 million during the three and six months ended June 30, 2007, respectively. As further discussed below, the Company is offering new long distance rate plans in select markets, which has resulted in customers moving from expanded calling area plans to unlimited long distance calling plans.

Revenues attributable to long distance services increased 41 percent, or $18.5 million and $36.5 million during the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The acquisition of Valor accounted for $7.9 million and $15.9 million of these increases, respectively. In addition, the Company increased customer billing rates in select markets during the fourth quarter of 2006, which resulted in $7.8 million and $15.8 million year-over-year revenue increases for the three and six month periods ended June 30, 2007, respectively. The increase in long distance revenues in 2007 was also driven by new rate plans initiated in various markets during 2006 that provide packages of minutes or unlimited minutes of long distance services for a flat monthly recurring charge. The Company continues to introduce long distance rate plans that provide customers with various billing options.

Data and special access revenues increased $36.8 million, or 28 percent, and $70.9 million, or 27 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $23.4 million and $45.0 million of these increases, respectively. In addition, data revenues, consisting primarily of retail broadband offerings, increased $11.6 million and $22.3 million in the three and six month periods of 2007, respectively, as compared to the same periods in 2006, which reflects the net addition of over 270,000 broadband customers as discussed above. The remaining increase is due primarily to special access revenues, which represents monthly flat-rate end user charges for dedicated circuits. The Company has realized increases in special access revenues due to strong demand from wireless and other carriers.

Switched access and USF revenues include usage sensitive charges to long distance companies for access to our network in connection with the completion of interstate and intrastate long distance calls, as well as receipts from federal and state universal service funds that further subsidize the cost of providing wireline services. Switched access and USF revenues increased $46.7 million, or 43 percent, and $80.0 million, or 37 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $39.0 million and $78.7 million of these increases, respectively, including $47.2 million in Texas state USF support for the six months ended June 30, 2007. During the three month period ended June 30, 2007, the Company entered into a settlement agreement with another carrier to resolve historical traffic disputes, resulting in an increase in switched access revenues of $13.3 million. Funds associated with the settlement were received in the second quarter of 2007. Partially offsetting this increase were year-over-year decreases in switched access revenues of $11.6 million and $18.6 million in the three and six months ended June 30, 2007, respectively. Decreases in switched access revenues are primarily due to the overall decline in access lines discussed above and declining minutes of use.

Under the federal USF program, the Company has realized year-over-year increases in federal universal service support for common line, interstate access and local switch support revenues of $5.8 million and $10.0 million in the three and six months ended June 30, 2007, respectively. These federal USF programs provide federal subsidies to cover the costs of services in order to keep basic service rates affordable. Partially offsetting increases in revenues from these support programs are year-over-year decreases in revenues earned in these periods from High Cost Loop Support (“HCLS”) of $1.3 million and $2.7 million, respectively. The decreases in HCLS funding primarily result from increases in the national average cost per loop, as defined by the FCC, combined with the effects of the Company’s cost control efforts. Receipts from the HCLS fund are based on a comparison of each company’s embedded cost per loop to a national average cost per loop. Additional decreases in USF revenues are due to declines in state USF funding of $1.0 million and $2.2 million in the three and six month periods ended June 30, 2007, as compared to the same periods in 2006. Windstream’s participation in state USF programs is discussed further below under “State Regulation”. During 2006, Windstream received federal USF support of approximately $95.0 million, and state USF support of approximately $85.0 million. Of these amounts, approximately $5.0 million and $50.0 million, respectively, were received in the former Valor markets. During 2007, Windstream expects to receive federal USF support of approximately $95.0 million, and state USF support of approximately $135.0 million. Partially offsetting expected increases due to the first full year of support in the former Valor markets, declines in federal USF support are expected due to continued increases in the national average cost per loop, and continued focus on controlling operating costs.

Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. Miscellaneous revenues increased by $11.7 million, or 38 percent, and $25.2 million, or 41 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $3.5 million and $7.4 million of the increases in miscellaneous revenues in the three and six month periods of 2007, respectively. During the third quarter of 2006, Windstream began providing certain network management services to Alltel pursuant to multi-year contracts, which resulted in the recognition of $4.4 million and $8.8 million in revenues during the three and six month periods of 2007, respectively. Also, $2.3 million and $6.7 million in digital television revenues were earned during the three and six month periods ended June 30, 2007, respectively, which is an increase of $0.4 million and $3.3 million, as compared to the same periods of 2006. The remaining increases in miscellaneous revenues was primarily driven by increases in service charges, including $2.2 million and $5.2 million of increases in late fees during the three and six month periods of 2007, respectively, due to late fee rate increases in certain states.

Product sales represent equipment sales to customers, including sales of broadband modems and customer premise equipment. Product sales increased $5.3 million, or 51 percent, and $8.6 million, or 43 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. Of these increases, $3.3 million and $4.8 million, respectively, were due to increases in customer premise equipment sales to retail customers, with the remaining increases due primarily to broadband modem sales. During the fourth quarter 2006, Windstream began selling broadband modems to customers subject to a rebate offer. The rebate offer is for a fixed amount per modem and expires after 45 days if not claimed by the customer. Modem sales revenues recognized in the six months ended June 30, 2007 pursuant to the rebate program have been reduced by the portion of rebates expected to be claimed by customers.

Average revenue per customer per month increased 11 percent and 9 percent in the three and six month periods of 2007, respectively, as compared to the same periods in 2006, primarily due to broadband customer growth and pricing increases on long distance services as discussed above. In addition, $1.39, or 2 percent, and $0.69, or 1 percent, of the year-over-year increases in average revenue per customer per month in the three and six month periods of 2007, respectively, were due to the increase in switched access revenues relating to a carrier settlement agreement discussed above. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of broadband and other enhanced services to new and existing customers.

Cost of services increased $63.7 million, or 32 percent, and $108.8 million, or 27 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in the prior year. The acquisition of Valor accounted for $36.8 million and $69.0 million of these increases, respectively. Additionally, year-over-year increases in interconnection expenses totaling $12.5 million and $26.8 million for the three and six months ended June 30, 2007, respectively, were primarily due to an increase in the volume of long distance traffic carried due to the increases in customers on packaged minute and unlimited usage rate plans discussed above. Increases in interconnection expense are also attributable to increases in Internet usage associated with the increases in broadband customers as discussed above. Additional year-over-year increases in business taxes and USF fees of $7.5 million and $5.4 million, respectively, were due to increases in the contribution factors used to determine the Company’s USF obligations, and increases in USF contributions related to the increases in long distance revenues discussed above. Cost of services also increased by $3.4 million and $2.9 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due to increases in cost of removal expense, which was included in depreciation expense under the application of SFAS No. 71 in 2006. The Company also incurred year-over-year increases in pole attachment expense of $2.6 million and $2.4 million, respectively, as several underlying utility providers completed pricing reviews that resulted in the retroactive application of higher fees as allowed under those contracts.

Cost of products sold increased $3.3 million, or 40 percent, and $8.1 million, or 52 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006, primarily due to costs associated with sales of broadband-capable modems, as well as due to an increase in customer premise equipment sales to retail customers as discussed above.

Selling, general, administrative and other expenses increased $12.5 million, or 16 percent, and $32.5 million, or 22 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $9.9 million and $18.7 million of these increases, respectively. A portion of the remaining increases were due to year-over-year increases in advertising of $3.2 million and $8.2 million in the three and six month periods ended June 30, 2007, respectively, related to aggressive marketing around Windstream’s new brand. The Company’s advertising expense in the first six months of 2006 was an allocation of Alltel’s overall marketing campaign, and did not yet reflect the Windstream branding efforts. The remaining increases in selling, general, administrative and other expenses were due to a shift from allocated corporate costs from Alltel in 2006 prior to the spin-off to the Company’s stand-alone corporate cost structure in 2007.

Depreciation and amortization expense increased $29.1 million, or 30 percent, and $52.0 million, or 26 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $30.6 million and $60.9 million of the increases in depreciation and amortization expense in the three and six month periods of 2007, respectively. An offsetting decrease in depreciation and amortization expense resulted primarily from a reduction in depreciation rates reflecting the results of studies completed during the second quarter of 2007 and during 2006. The depreciable lives were revised to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. See Note 2 to the accompanying unaudited interim consolidated financial statements for additional information regarding these changes. During the remainder of 2007, the Company expects to review the depreciation rates utilized in its remaining wireline operations that have not been reviewed over the last three years.

Royalty expense decreased $62.4 million, or 100 percent, and $129.6 million, or 100 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. Historically, certain of the Company’s wireline subsidiaries incurred a royalty expense from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. In anticipation of the spin-off and merger with Valor, Alltel and the Company terminated this licensing agreement on June 30, 2006 as the Company no longer uses the Alltel brand name.

Wireline segment income increased $107.8 million, or 59 percent, and $209.7 million, or 59 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $45.5 million and $97.6 million of these increases, respectively. The remaining increase in segment income in 2007 primarily resulted from the termination of the licensing agreement with Alltel and the favorable effects of reduced depreciation rates, partially offset by the decline in revenues and sales due to the loss of access lines, as discussed above.

Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of wireline segment income for the six months ended June 30:

(Millions)	2007	2006
Costs associated with spin-off from Alltel	$—	$2.5
Severance and employee benefit costs	3.1	—

Total restructuring and other charges	$3.1	$2.5

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

It is difficult to predict what kind of reform efforts, if any, may be introduced in Congress and ultimately become law. Windstream strongly supports the modernization of the nation’s telecommunications laws, but at this time cannot predict the timing and the resulting financial impact of any possible federal legislative efforts.

Inter-carrier Compensation

Our local exchange subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of inter-exchange traffic through network access charges or toll settlements that are established in accordance with state and federal laws.

With the exception of the Nebraska, New Mexico and a portion of the Kentucky, Oklahoma and Texas operations (collectively “the price-cap ILEC companies”), our interstate ILEC operations, consisting primarily of network access services, are subject to rate-of-return regulation by the FCC. Under rate-of-return regulation, our interstate rates are established based on forecasted investment and expenses plus a return on investment, currently 11.25%. The price-cap ILEC companies’ interstate operations are subject to price-cap regulation by the FCC. Under price-cap regulation, interstate rates are not established in direct relation to forecasted investment and expense but are adjusted periodically based on economic indices. Companies meeting certain criteria had the option to elect price-cap regulation for interstate services as part of an FCC order issued in May 2000 (the “CALLS plan”). The CALLS plan expired on July 1, 2005, and to date, the FCC has not established a successor mechanism for regulating price-cap companies. Nonetheless, the rules put in place by adoption of the CALLS plan remain in effect until the FCC modifies or otherwise replaces them. Subsequent to June 30, 2007, Windstream filed a petition with the FCC to convert the majority of its remaining interstate rate-of-return regulated operations to price cap regulation. Under price cap regulation, rates for interstate services are no longer directly tied to forecasted investment and expense and broadband services can be deregulated. The Company expects its petition to be approved by the FCC prior to July 1, 2008.

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

In addition, the Joint Board committed to make further recommendations for more comprehensive universal service reform within six months from the date of its recommended decision. Specifically, the Joint Board is considering the use of reverse auctions for distribution of high-cost support. The Joint Board must still consider whether geo-coded information, used to identify the precise location of customers, could be used to better target support to high-cost areas, whether the requirement that support to competitive ETCs be based on the ILECs costs should be changed, and whether broadband should be added to the list of services supported by the high-cost programs. The Company cannot estimate at this time the impact resulting from the Joint Board’s recommended changes, if any, to the universal service programs.

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

Broadband Services

On March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service. This ruling was upheld by the United States Supreme Court. In addition, on September 23, 2005, the FCC released an order declaring Digital Subscriber Line (“DSL”) offerings, as well as other broadband Internet access services offered over wireline technologies, “information services” functionally integrated with telecommunications and no longer subject to a higher level of regulation as compared to cable modem service. The order further provides price-cap companies the option to deregulate DSL and rate-of-return companies the option to de-tariff DSL. The Company elected to deregulate its broadband services in the price-cap ILEC companies effective October 2006 and will benefit from the decreased regulation of its broadband services, providing the Company with additional retail pricing flexibility and relief from federal universal service fund contributions. On April 1, 2007, the Company de-tariffed its broadband services in certain of its rate-of-return companies, which will also result in decreased regulatory oversight and additional retail pricing flexibility. The Company de-tariffed broadband services for its remaining rate-of-return companies on July 1, 2007. Rate-of-return properties will continue to include broadband service revenues in their federal universal service fund assessable revenue base. The Company’s broadband products are experiencing significant growth throughout its service areas, and these recent actions improve our regulatory position compared to the non-regulated cable modem service which is our primary broadband competitor.

Communications Assistance for Law Enforcement Act (“CALEA”)

Under CALEA we are required to provide law enforcement officials with call content and call identifying information upon receipt of a valid electronic surveillance warrant. The Company is compliant in all material respects with all CALEA requirements.

Customer Proprietary Network Information (“CPNI”)

CPNI includes information such as the phone numbers dialed, frequency of calls, duration of calls and retail services purchased by a customer. The Telecommunications Act of 1996 (“the 96 Act”) requires service providers to ensure the confidentiality of CPNI and provides that CPNI may be used, disclosed or shared only if required by law, the customer has given consent, or CPNI is necessary for the provision of services from which CPNI was derived. The FCC has implemented rules that require service providers to establish safeguards to prevent the unauthorized disclosure of CPNI. The Company has implemented all required safeguards in accordance with FCC rules.

On April 2, 2007, the FCC released an order and adopted a further notice of proposed rulemaking to alter the requirements to safeguard customers’ CPNI. The order prohibits carriers from releasing phone records except when the customer provides a password and requires carriers to obtain explicit consent from customers when releasing CPNI to third parties for the purposes of marketing retail services to that customer. The order also establishes a notification process for law enforcement and customers in the event of a CPNI breach, requires that carriers provide notice to customers immediately following certain account changes and requires carriers to file annual certifications of CPNI compliance with the FCC. Some parties have filed petitions for reconsideration with the FCC asserting that, in enforcement proceedings, the order improperly shifts the burden of proof from the FCC to the carriers. The further notice requests comment on what additional steps, if any, the Commission should take to further protect the privacy of consumers. These rules will go into effect during the fourth quarter of 2007. The Company does not expect any significant financial or operational impacts resulting from the new CPNI requirements.

State Regulation

Local and Intrastate Rate Regulation

Most states in which our ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services, either by law or PSC rules. We have elected alternative regulation for our ILEC subsidiaries in all states except New York. On March 20, 2007, the company filed a petition with the Mississippi PSC electing to be regulated under the small company alternative regulation plan. The petition was approved by the PSC during the second quarter of 2007.

Universal Service

We receive state universal service support in a limited number of states in which we operate. In the second quarter 2007, Windstream received $33.8 million in state universal service support. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. In the second quarter of 2007, Windstream received $24.9 million from the Texas USF. The purpose of the Texas USF is to assist telecommunications providers in providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All customers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge on the bill. In September 2005, the Texas Legislature adopted significant telecommunications reform legislation. Part of that legislation directed the Texas PUC to initiate a study of the Texas USF and to make a report to the Texas Legislature. In addition, the 2005 legislation precludes the Texas PUC from implementing any changes to reduce Texas USF support until after September 1, 2007. The Texas PUC completed its review and issued its report to the 2007 Texas Legislature in December 2006. The report recommended that the high-cost program for small companies be reviewed further to ensure the reasonableness of basic local service rates and the process for determining which lines are eligible for support. Windstream receives approximately $12.0 million annually from the small company program. The report also concluded that the high-cost program for large companies should be updated and that the Texas PUC conduct a proceeding or rulemaking under current law to consider, at a minimum, whether any appropriate re-sizing and/or re-targeting of support is necessary. This proceeding is expected to begin in the third quarter of 2007 and a final order from the PUC is not expected until the second quarter of 2008, at the earliest. Windstream receives approximately $93.0 million from the large company program. The Company cannot estimate at this time the financial impact resulting from changes, if any, to either of the high-cost programs.

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

Because certain of the regulatory matters discussed above are under FCC or judicial review, resolution of these matters continues to be uncertain, and the Company cannot predict at this time the specific effects, if any, that the 96 Act, regulatory decisions and rulemakings, and future competition will ultimately have on its wireline operations.

Product Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2007	2006	2007	2006
Revenues and sales:
Product sales	$85.5	$83.0	$168.7	$152.1

Total revenues and sales	85.5	83.0	168.7	152.1

Costs and expenses:
Cost of products sold	79.9	77.6	157.8	141.9
Selling, general, administrative and other	5.1	2.1	11.1	5.3
Depreciation and amortization	0.2	0.4	0.3	0.8

Total costs and expenses	85.2	80.1	169.2	148.0

Segment income (loss)	$0.3	$2.9	$(0.5)	$4.1

Revenues and sales from the Company’s product distribution operations reflect sales of telecommunications equipment to affiliated wireline subsidiaries and non-affiliated telecommunications companies. Revenues and sales from the Company’s product distribution operations increased $2.5 million, or 3 percent, and $16.6 million, or 11 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. Sales of telecommunications equipment and data products to the Company’s affiliated subsidiaries increased $6.1 million and $23.2 million in the three and six month periods, respectively. This was due primarily to increases in capital expenditures in the Company’s wireline operations and increases in modems supplied to new broadband customers. Conversely, sales to external customers decreased $3.6 million and $6.6 million in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006, reflecting decreases in sales to smaller telecommunications providers and contractors. Declines in sales to these higher margin external customers along with a shift from allocated corporate costs from Alltel in 2006 prior to the spin-off to the Company’s stand-alone corporate cost structure in 2007 contributed to a $2.6 million and $4.6 million decline in segment income in the three and six month periods of 2007, respectively, as compared to the same periods of 2006.

During the three months ended March 31, 2007, the product distribution segment incurred $0.1 million in restructuring and other charges related to a workforce reduction, which were not included in the determination of segment income for the period.

Other Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2007	2006	2007	2006
Revenues and sales:
Directory publishing	$45.9	$48.6	$68.0	$75.1
Telecommunications information services	—	4.1	—	8.1

Total revenues and sales	45.9	52.7	68.0	83.2

Costs and expenses:
Cost of services	—	4.2	—	7.4
Cost of products sold	33.9	35.4	50.0	55.2
Selling, general, administrative and other	7.7	6.8	15.3	13.8
Depreciation and amortization	(0.4)	0.6	—	1.2

Total costs and expenses	41.2	47.0	65.3	77.6

Segment income	$4.7	$5.7	$2.7	$5.6

Revenues and sales from the Company’s other operations are derived from revenues associated with publishing directories for affiliated and non-affiliated local exchange carriers and charges to non-affiliated telecommunications companies for customer billing and other information services. Revenues and sales attributable to the Company’s other operations decreased $6.8 million, or 13 percent, and $15.2 million, or 18 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. Revenues derived from directory publishing decreased $2.7 million, or 6 percent, and $7.1 million, or 9 percent, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006, due to a decline in the number of directories published for non-affiliates during the six month period of 2007.

Telecommunications information services revenues decreased 100 percent, or $4.1 million, and $8.1 million, in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods of 2006, due to the loss of billings earned from Valor, which represented the Company’s only unaffiliated customer prior to the merger. The Company no longer recognizes revenues or incurs expenses for these activities.

Other operations segment income decreased $1.0 million and $2.9 million in the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in the prior year, primarily due to the decline in margins associated with the loss of directory and information services revenues.

For the six months ended June 30, 2007, the Company incurred $3.2 million in fees related to the anticipated sale of its directory publishing business. These charges were not included in the determination of segment income for the three and six month periods ended June 30, 2007.

For further discussion of the pending sale of the publishing business, see Note 16, “Pending Transactions”, to the unaudited interim consolidated financial statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
(Millions)	2007	2006
Cash flows from (used in):
Operating activities	$513.5	$524.5
Investing activities	(176.8)	(135.5)
Financing activities	(239.7)	(390.9)

Increase (decrease) in cash and short-term investments	$97.0	$(1.9)

Cash Flows-Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities decreased by $11.0 million in the six month period ended June 30, 2007, as compared to the same period in 2006. Of this decrease, $49.8 million was due to increases in payments on taxes and other current liabilities. This decrease was partially offset by cash flows generated in the first six months of 2007 from the acquired Valor operations. Additionally, cash provided from operations also reflects changes involving timing differences in purchases of inventory, billing and collection of accounts receivable and the payment of trade payables and interest on long-term debt.

During the first six months of 2007, the Company generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2007.

Cash Flows-Investing Activities

Capital expenditures are the Company’s primary use of capital resources. Capital expenditures for the six months ended June 30, 2007 were $178.0 million, as compared to $155.4 million for the same period in 2006. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to offer enhanced communications services, including high-speed broadband services. The Company funded its capital expenditures through internally generated funds.

Cash Flows-Financing Activities

The Company’s board of directors has adopted a current dividend policy for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This policy can be changed at any time at the discretion of the board of directors. On February 7, 2007, the Company declared a dividend in the amount of $0.25 per share of the Company's common stock, totaling $119.3 million, which was paid on April 16, 2007 to shareholders of record as of March 30, 2007. On May 9, 2007 the Company’s board of directors declared a dividend in the amount of $0.25 per share of the Company's common stock. This dividend, totaling $119.3 million, was paid on July 16, 2007 to shareholders of record as of June 29, 2007.

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

In periods prior to the spin-off, dividend payments to Alltel were a significant use of capital resources for the Company. Dividend payments to Alltel amounted to $98.8 million in the six month period ended June 30, 2006.

Repayments of borrowings were $500.1 million for the six months ended June 30, 2007 and $0.1 million for the six months ended June 30, 2006. Debt issued, net of issuance costs, during the three and six months ended June 30, 2007 totaled $498.9 million. Repayments of borrowings and debt issued during the six months ended June 30, 2007 was primarily due to a debt refinancing transaction discussed in further detail below in the discussion of Liquidity and Capital Resources. Other retirements of long-term debt in both periods reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.

Prior to the spin-off from Alltel, the Company participated in the centralized cash management practices of Alltel. Under these practices, cash balances were transferred daily to Alltel bank accounts, and the Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. During the six months ended June 30, 2006, the Company reduced its overall net borrowings from Alltel by $292.0 million.

Liquidity and Capital Resources

The Company believes that it has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, repayment of long-term debt and payment of dividends. On February 27, 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent (“the February 27th refinancing transaction”). Windstream used the net proceeds of the offering to repay $500.0 million of amounts outstanding under its term loan portion of its senior secured credit facilities. Additionally, Windstream received consent of lenders to an amendment and restatement of its $2.9 billion senior secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under tranche B of the term loan portion of the facilities; modify the pre-payment provision; and modify certain covenants to permit the consummation of the previously announced split off of its directory publishing business.

Windstream’s credit facility and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) were as follows at June 30, 2007:

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

The terms of our credit facility and indentures include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict our ability to incur additional indebtedness. In particular, under the senior credit facility, the Company must maintain the following financial ratios:

(a)	total leverage ratio must be no greater than 4.5 to 1.0 on the last day of any fiscal quarter,

(b)	interest coverage ratio must be greater than 2.75 to 1.0 on the last day of any fiscal quarter, and

(c)	capital expenditures must not exceed a specified amount in any fiscal year (for 2007 this amount is $530.0 million, which includes $80.0 million of unused capacity from 2006).

The leverage ratio is the ratio of indebtedness to adjusted EBITDA, and the interest coverage ratio is the ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA means (1) net income, adjusted to exclude the cumulative effect of accounting changes and certain other exceptions; plus (2) the following items, to the extent deducted from consolidated adjusted net income: (a) provision for taxes based on income or profits; (b) interest expense, to the extent deducted in computing net income; (c) depreciation, amortization, goodwill impairment charges and other non-cash expenses, subject to certain exceptions; plus (d) the amount of any minority interest expense deducted in computing net income; plus (e) any non-cash compensation charge arising from any grant of stock, stock options or other equity-based awards, to the extent deducted in computing net income; plus (f) certain non-cash income (or loss) related to hedging activities, to the extent deducted in computing net income; minus (g) non-cash items increasing such net income, subject to certain exceptions. The indentures governing the Company’s senior notes contain similar covenants that are generally the same as or are no more restrictive than those contained in the senior credit facility.

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2007, the Company was in compliance with all such covenants and restrictions. At June 30, 2007, current maturities of long-term debt were $49.3 million. The Company expects to fund the payment of this obligation through operating cash flows.

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

Contractual Obligations and Commitments

Windstream disclosed in its financial statements for the year ended December 31, 2006 a summary of the Company’s material contractual obligations and commitments. As discussed under “Liquidity and Capital Resources”, on February 27, 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019 and used the net proceeds of the offering to repay $500.0 million of amounts outstanding under its term loan portion of its senior secured credit facilities.

Set forth below is a summary of future repayments of long-term debt obligations and related interest expense as of June 30, 2007, in consideration of the February 27th refinancing transaction:

	Payments Due by Period (a)
(Millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current maturities (b)	$49.3	$173.4	$398.0	$4,896.0	$5,516.7
Interest payments on long-term debt obligations (c)	424.0	831.0	794.2	1,337.7	3,386.9

Total projected long-term debt and interest payments	$473.3	$1,004.4	$1,192.2	$6,233.7	$8,903.6

(a)	Excludes $585.0 million anticipated to be paid to shareholders of CTC pursuant to a definitive purchase agreement. This transaction is expected to be completed during the third quarter of 2007, but is still pending approval of the FCC and CTC shareholders.

(b)	Excludes $(27.9) million of unamortized discounts included in long-term debt at June 30, 2007.

(c)	Variable rates are calculated in relation to LIBOR.

The Company did not recognize significant obligations as a result of the adoption of FIN 48 on January 1, 2007.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 in the Company’s Annual Report on Form 10-K, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets and accounting for current and deferred income taxes. See Note 2, “Accounting Changes”, for discussion relating to the Company’s adoption of FIN 48. Other than the adoption of FIN 48, there were no material changes to the Company’s critical accounting policies during the six month period ended June 30, 2007.

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

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain ''forward-looking statements''. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the Quarterly Report on Form 10-Q for the period ending June 30, 2007. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks at June 30, 2007 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007. The Company is primarily exposed to market risk from changes in interest rates. The Company does not own marketable equity securities nor operate in foreign countries, and therefore Windstream is not exposed to market risk from changes in equity prices or foreign currency rates. Windstream has estimated its interest rate risk using sensitivity analysis. For Windstream’s variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. The results of the sensitivity analysis used to estimate market risk is presented below. Actual results may differ from this estimate.

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

The Company’s earnings are affected by changes in variable interest rates related to Windstream’s borrowings under its senior secured credit facilities. Due to the interest rate risk inherent in the variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million to convert variable interest rate payments to fixed. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,487.5 million as of June 30, 2007. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 5.36 percent at June 30, 2007. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Derivative Financial Instruments”, as amended.

After the completion of the February 27th refinancing transaction, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $115.6 million as of June 30, 2007, are recognized in net income, including $2.5 million and $2.9 million recognized as other income in the unaudited consolidated statement of income for the three and six months ended June 30, 2007, respectively.

A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $4.1 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $4.1 million.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including the company's principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Windstream’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, Windstream’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

(b)  Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Windstream’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there were no changes to Windstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Windstream’s internal control over financial reporting.

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

Item 1A. Risk Factors

During the first six months of 2007, there have been no material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Stockholders’ Meeting was held on May 9, 2007 in Little Rock, Arkansas. At the meeting, the following items were submitted to a vote of stockholders:

1.	The stockholders elected all persons nominated to serve as a director as set forth in the Company’s Proxy Statement dated March 30, 2007, with the following vote results:

Nominee	Votes For	Votes Withheld
Samuel E. “Sandy” Beall, III	434,789,505	7,515,988
Dennis E. Foster	395,114,261	47,191,232
Francis X. Frantz	432,414,914	9,890,579
Jeffery R. Gardner	435,287,176	7,018,317
Jeffrey T. Hinson	435,288,946	7,016,547
Judy K. Jones	435,261,430	7,044,063
William A. Montgomery	435,091,219	7,214,274
Frank E. Reed	435,178,558	7,126,935

2.	The stockholders approved Windstream’s Performance Incentive Compensation Plan with 421,825,056 votes for, 15,844,771 votes against and 4,635,666 abstentions.

3.	The stockholders ratified the appointment of PricewaterhouseCoopers LLP as Windstream’s independent registered public accountant for 2007 with 436,758,900 votes for, 2,223,082 votes against and 3,323,511 abstentions.

4.	The stockholders voted upon and rejected a stockholder proposal entitled “Required Equity Awards to be held” with 36,271,270 votes for, 308,698,721 votes against, 5,218,796 abstentions and 92,116,706 broker non-votes.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at page 52.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Brent K. Whittington
Brent K. Whittington
Executive Vice President—Chief Financial Officer
(Principal Financial Officer)
August 8, 2007

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