Form 10-Q
period 2007-09-30
WINDSTREAM CORP
filed 2007-11-08
CIK 1282266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of common shares outstanding as of October 31, 2007: 477,110,143

The Exhibit Index is located on page 63

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Millions)	(Unaudited) September 30,	December 31,
Assets	2007	2006
Current Assets:
Cash and short-term investments	$67.9	$386.8
Accounts receivable (less allowance for doubtful accounts of $12.2 and $10.4, respectively)	350.8	337.2
Inventories	34.8	43.5
Prepaid expenses and other	45.7	29.2
Assets held for sale
Acquired assets held for sale	29.1	—
Directory publishing assets held for sale	69.4	80.0

Total current assets	597.7	876.7

Goodwill	2,284.9	1,965.0
Other intangibles	1,210.5	1,100.4
Net property, plant and equipment	4,073.9	3,939.8
Other assets	130.4	148.8
Total Assets	$8,297.4	$8,030.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$65.2	$32.2
Accounts payable	160.4	169.5
Advance payments and customer deposits	94.1	82.8
Accrued dividends	119.3	119.2
Accrued taxes	59.9	31.9
Accrued interest	74.7	148.2
Other current liabilities	63.3	68.4
Liabilities related to directory publishing assets held for sale	27.7	32.4

Total current liabilities	664.6	684.6
Long-term debt	5,633.7	5,456.2
Deferred income taxes	1,077.7	990.8
Other liabilities	460.6	429.3
Total liabilities	7,836.6	7,560.9
Commitments and Contingencies (See Note 8)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 477.1 shares issued and outstanding at September 30, 2007	—	—
Additional paid-in capital	565.5	550.5
Accumulated other comprehensive income (loss)	(150.6)	(150.8)
Retained earnings	45.9	70.1

Total shareholders’ equity	460.8	469.8
Total Liabilities and Shareholders’ Equity	$8,297.4	$8,030.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Revenues and sales:
Service revenues	$746.7	$693.5	$2,196.8	$1,901.7
Product sales	75.9	77.9	236.2	304.0

Total revenues and sales	822.6	771.4	2,433.0	2,205.7
Costs and expenses:
Cost of services (excluding depreciation of $108.7, $109.8, $310.3 and $281.9, respectively, included below)	246.6	234.9	735.2	620.6
Cost of products sold	46.8	48.3	143.4	234.7
Selling, general, administrative and other	104.8	94.6	309.2	259.1
Depreciation and amortization	132.7	124.1	384.7	325.6
Royalty expense to Alltel	—	—	—	129.6
Restructuring and other charges	3.1	15.4	9.5	22.9

Total costs and expenses	534.0	517.3	1,582.0	1,592.5
Operating income	288.6	254.1	851.0	613.2

Other income, net	0.2	2.5	11.7	3.7
Loss on extinguishment of debt	—	(7.9)	—	(7.9)
Intercompany interest income from Alltel	—	—	—	31.9
Interest expense	(109.6)	(91.4)	(332.4)	(99.8)

Income before income taxes and extraordinary item	179.2	157.3	530.3	541.1
Income taxes	61.5	60.9	196.8	213.2

Income before extraordinary item	117.7	96.4	333.5	327.9
Extraordinary item (net of income taxes of $74.5)	—	99.7	—	99.7

Net income	$117.7	$196.1	$333.5	$427.6
Earnings per share:
Basic:
Income before extraordinary item	$.25	$.21	$.70	$ .78
Extraordinary item	—	.22	—	.23

Net income	$.25	$.43	$.70	$1.01
Diluted:
Income before extraordinary item	$.25	$.21	$.70	$ .78
Extraordinary item	—	.22	—	.23

Net income	$.25	$.43	$.70	$1.01

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2007	2006
Cash Provided from Operations:
Net income	$333.5	$427.6
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	384.7	325.6
Provision for doubtful accounts	19.9	15.8
Extraordinary item, net of income taxes	—	(99.7)
Stock-based compensation expense	12.1	4.6
Pension and postretirement benefits expense	28.9	29.8
Deferred taxes	9.7	13.0
Other, net	9.4	1.9
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(24.8)	(40.7)
Accounts payable	(4.3)	27.8
Accrued interest	(74.0)	72.5
Accrued taxes	23.4	96.0
Other current liabilities	(45.5)	1.8
Other liabilities	3.1	31.8
Other, net	7.7	(21.6)

Net cash provided from operations	683.8	886.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(268.3)	(244.2)
Acquisition of CT Communications, net of cash acquired	(547.6)	—
Cash acquired from Valor	—	69.0
Other, net	2.0	8.1

Net cash used in investing activities	(813.9)	(167.1)
Cash Flows from Financing Activities:
Dividends paid on common shares	(357.7)	(4.9)
Dividends paid to Alltel pursuant to spin off	—	(2,275.1)
Dividends paid to Alltel prior to spin off	—	(99.0)
Repayment of debt	(577.7)	(861.4)
Debt issued, net of issuance costs	748.9	3,158.8
Changes in advances to Alltel prior to spin off	—	(276.4)
Other, net	(2.3)	—

Net cash used in financing activities	(188.8)	(358.0)

Increase (decrease) in cash and short-term investments	(318.9)	361.1
Cash and Short-term Investments:
Beginning of the period	386.8	11.9

End of the period	$67.9	$373.0

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2006	$550.5	$(150.8)	$70.1	$469.8
Net income	—	—	333.5	333.5
Other comprehensive income, net of tax: (See Note 11)
Change in projected benefit obligation of pension plan	—	(10.1)	—	(10.1)
Amortization of actuarial gains/(losses) in employee benefit plans	—	14.8	—	14.8
Unrealized holding gains/(losses) on interest rate swaps	—	(4.5)	—	(4.5)
Comprehensive income	—	0.2	333.5	333.7
Additional transfers from Alltel (See Note 14)	3.9	—	—	3.9
Stock-based compensation expense	12.1	—	—	12.1
Other, net	(1.0)	—	—	(1.0)
Dividends of $0.75 per share declared to stockholders	—	—	(357.7)	(357.7)
Balance at September 30, 2007	$565.5	$(150.6)	$45.9	$460.8

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

_____

1.	Preparation of Interim Financial Statements:

In this report, Windstream Corporation and its subsidiaries are referred to as “Windstream”, or “the Company”. For all periods prior to the merger with Valor Communications Group, Inc. (“Valor”) described herein, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel Corporation (“Alltel”).

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in Windstream’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007.

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

Transactions with affiliates that were not eliminated under the provisions of SFAS No. 71 during the nine months ended September 30, 2006 primarily included product sales, directory publishing royalties and sales, and sales of other telecommunications services. Sales of telecommunications equipment from the Company’s product distribution operations to the Company’s regulated subsidiaries resulted in $61.9 million in product sales and cost of products sold for the nine months ended September 30, 2006. These regulated subsidiaries also recognized $19.1 million in service revenues for the nine months ended September 30, 2006, related to royalties received from the directory publishing subsidiary (“Windstream Yellow Pages”), with Windstream Yellow Pages recognizing the offsetting royalty expense in cost of products sold. Miscellaneous billings by Windstream Yellow Pages to the regulated subsidiaries resulted in $3.8 million in product sales and cost of products sold for the nine months ended September 30, 2006. Amounts billed to other affiliates of the Company for interconnection and toll services resulted in $21.7 million of service revenues and cost of services for the nine months ended September 30, 2006.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

Change in Accounting Estimate – During April 2007, the Company completed studies of the depreciable lives of assets held and used in its Missouri operations and an operating subsidiary in Texas. The related depreciation rates were changed effective April 1, 2007. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effect of the change on depreciation rates in the Missouri and Texas operations resulted in a decrease in depreciation expense of $1.8 million and $3.6 million and an increase in net income of $1.2 million and $2.3 million for the three and nine months ended September 30, 2007, respectively.

Change in Accounting Principle – Windstream adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. At the adoption date, the Company had approximately $1.3 million of gross unrecognized tax benefits, all of which relate to periods preceding the spin off from Alltel. As of September 30, 2007, the Company had approximately $9.1 million of gross unrecognized tax benefits, of which $1.3 million would affect the Company’s effective tax rate if recognized. During the quarter, the Company’s unrecognized tax benefits increased by $7.8 million with approximately $7.1 million attributable to the acquisition of CT Communications, Inc. (“CTC”) and $0.7 million attributable to the Company’s recognition of revenue for tax purposes associated with its directory publishing business.

The Company is indemnified in accordance with the Tax Sharing agreement with Alltel dated July 17, 2006 for reserves of approximately $1.3 million for uncertain tax positions that relate to periods preceding the spin off from Alltel. Consequently, a corresponding receivable from Alltel equaling the gross unrecognized tax benefits plus accrued interest expense has been recognized.

Interest and penalties related to uncertain tax positions are recognized in income tax expense. At the adoption date, the Company had accrued approximately $0.2 million of interest expense and penalties related to uncertain tax positions. As of September 30, 2007, the Company had accrued approximately $2.7 million of interest expense and penalties. An increase of approximately $2.3 million during the quarter was attributable to the acquisition of CTC. For the nine months ended September 30, 2007, interest expense recognized related to uncertain tax positions was approximately $0.2 million.

The tax years 2000 – 2006 remain open to examination for the Company’s federal tax returns and returns filed in North Carolina. The tax years 2003 – 2006 remain open to examination for the Company’s other major state taxing jurisdictions to which it is subject. The Company has identified state tax returns in Arkansas, Florida, Georgia, Kentucky, Nebraska, and Texas as “major” taxing jurisdictions.

The Company estimates that the unrecognized tax benefits will decrease within the next twelve months by approximately $1.4 million in conjunction with the settlement of an IRS examination of CTC for tax years 2000 – 2003. The unrecognized tax benefit relates to a temporary difference in connection with the tax treatment of USF subsidies, and as a result, there will be no impact on the Company’s effective tax rate.

Recently Issued Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but emphasizes that fair value is a market-based measurement and not an entity-specific measurement that should be based on an exchange transaction in which a company sells an asset or transfers a liability (exit price). SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like Windstream, SFAS No. 157 is effective beginning January 1, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 157 will have on its consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

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

3.	Acquisition:

On August 31, 2007 Windstream completed the acquisition of CTC in a transaction valued at $585.1 million. Under the terms of the agreement the shareholders of CTC received $31.50 in cash for each of their shares with a total cash payout of $652.2 million. The transaction value also includes a payment of $37.5 million made by Windstream to satisfy CTC’s debt obligations, offset by $104.6 million in cash and short-term investments held by CTC. Including $26.4 million in severance and other transaction-related expenses, the total cost of the acquisition was $611.5 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand. The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. The acquisition resulted in the addition of approximately 132,000 access lines, 31,000 broadband customers and 51,000 wireless customers, significantly increasing Windstream’s presence in North Carolina and providing the opportunity to generate significant operating efficiencies with contiguous Windstream markets.

The transaction was accounted for as the acquisition of a business in accordance with SFAS No. 141, “Business Combinations,” with Windstream serving as the accounting acquirer. The accompanying financial statements reflect the combined operations of Windstream and CTC following the acquisition on August 31, 2007. In accordance with SFAS No. 141, the cost of the acquisition was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as of the acquisition date, with amounts exceeding fair value being recorded as goodwill. Windstream expects to finalize the allocation of the acquisition cost by the end of 2007 through further analysis of the fair values of the tangible and identifiable intangible assets acquired and the liabilities assumed. The final allocation may differ significantly from the preliminary allocation, and any changes to the preliminary valuation of assets acquired or liabilities assumed may result in material adjustments to the fair value of the identifiable intangible assets acquired and goodwill. None of the goodwill or other intangible assets recorded in this acquisition are deductible for income tax purposes. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed on a preliminary basis as follows:

(Millions)	Total
Fair value of assets acquired:
Current assets	$32.7
Acquired assets held for sale	29.1
Property, plant and equipment	207.5
Goodwill	319.9
Franchise rights	90.0
Customer lists	47.0
Wireless licenses	10.0
Investments	1.8

Total assets acquired	738.0

Fair value of liabilities assumed:
Current liabilities	(51.7)
Deferred income taxes established on acquired assets	(77.1)
Long-term debt	(37.5)
Other liabilities	(24.1)

Total liabilities assumed	(190.4)

Acquisition of CTC, net of cash acquired	$547.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

3.	Acquisition, Continued:

Included in the preliminary valuation of current liabilities are $26.4 million in capitalized transaction and employee-related costs, which are included in the total cost of the acquisition of $611.5 million. Of these costs, $11.9 million were paid during the third quarter of 2007, and are included in net cash flows from operations in the accompanying unaudited statement of cash flows for the nine months ended September 30, 2007. The remaining $14.5 million in unpaid costs consist primarily of $14.3 million of severance and severance-related costs and $0.1 million of contract termination costs, which were recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and $0.1 million in other transaction costs. These remaining unpaid costs, which are included in other current liabilities in the accompanying unaudited consolidated balance sheet at September 30, 2007, will be paid over the next twelve months with cash from operations.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, certain assets acquired from CTC are classified as held for sale and are included in acquired assets held for sale in the accompanying unaudited consolidated balance sheet as of September 30, 2007. These assets are available for immediate sale in their present condition and an active program to locate a buyer has been initiated. Management’s intention is to complete the sale of these assets within the next twelve months.

The following table summarizes the acquired assets held for sale:

(Millions)
Investments	$4.4
Net property, plant and equipment	14.6
Other assets	10.1

Acquired assets held for sale	$29.1

These assets were recorded at their estimated fair values less any expected costs of sale. Investments include interests in various partnerships and certain marketable securities. Property, plant and equipment is comprised of CTC’s corporate headquarters facility, including buildings and land, and CTC’s interest in a separate tract of land. CTC’s corporate headquarters facility has been recorded at its appraised value of $13.9 million less estimated costs to sell. The tract of land has been recorded at the Company’s one-third share of its estimated fair value of $4.3 million less estimated costs to sell. Included in other assets are various licenses for wireless spectrum within CTC’s geographic region that are not currently used by the Company in its wireless operations.

Pro forma financial results related to the acquisition of CTC have not been included because the Company does not consider the CTC acquisition to be significant.

4.	Spin off from Alltel Corporation and Merger with Valor:

On July 17, 2006, Alltel completed the spin off of its wireline telecommunications division, Alltel Holding Corp., to its shareholders. Immediately after the consummation of the spin off, Alltel Holding Corp. merged with and into Valor, with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation. The merger was accounted for using the purchase method of accounting for business combinations in accordance with SFAS No. 141, with Alltel Holding Corp. serving as the accounting acquirer. The accompanying unaudited interim consolidated financial statements reflect the combined operations of Alltel Holding Corp. and Valor following the spin off and merger transactions on July 17, 2006. Results of operations prior to the merger and for all historical periods presented are for Alltel Holding Corp.

In connection with the merger, the Company recorded $13.7 million of severance and severance-related costs and $4.1 million of contract termination costs in goodwill in accordance with EITF Issue No. 95-3. Of this liability, $4.9 million in severance and severance-related costs and $1.2 million of contract termination costs have been paid during the nine months ended September 30, 2007. The remaining liability of $2.7 million consists of a lease obligation assumed from Valor for a facility vacated following the merger. This amount will be paid over the remaining term of the lease through 2010 with cash from operations.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

4.	Spin off from Alltel Corporation and Merger with Valor, Continued:

The following unaudited pro forma condensed consolidated statements of income of Windstream for the three and nine months ended September 30, 2006, respectively, assume that the spin off from Alltel and merger with Valor occurred as of January 1, 2006:

	Three Months Ended	Nine Months Ended
(Millions, except per share amounts)	2006	2006
Revenues and sales	$794.9	$2,472.2
Income before extraordinary item	$102.0	$312.9
Net income	$201.7	$412.6
Earnings per share before extraordinary item:
Basic	$.21	$.66
Diluted	$.21	$.66
Earnings per share:
Basic	$.43	$.87
Diluted	$.42	$.87

The unaudited pro forma information presents the combined operating results of Alltel Holding Corp. and Valor, with the results prior to the acquisition date adjusted to include the pro forma impact of the following: the elimination of transactions between Alltel Holding Corp. and Valor; additional amortization of intangible assets resulting from the merger; the elimination of merger expenses; additional interest expense incurred on notes issued pursuant to the spin off and merger; and the impact of income taxes on these pro forma adjustments utilizing Windstream’s statutory tax rate of 38.9 percent for the nine months ended September 30, 2006.

These unaudited pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related restructuring costs. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger occurred as of January 1, 2006, nor does the pro forma data intend to be a projection of results that may be obtained in the future.

5.	Related Party Transactions:

For the periods through July 17, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. Expenses were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Total expenses allocated to the Company were $13.7 million and $163.0 million in the three and nine months ended September 30, 2006, respectively. The costs of these services charged to the Company and the allocated liabilities assigned to the Company are not necessarily indicative of the costs and liabilities that would have been incurred if the Company had performed these functions as a stand-alone entity. However, management believes that methods used to make such allocations were reasonable.

For the periods through June 30, 2006, the Company maintained a licensing agreement with The ALLTEL Kansas Limited Partnership, an Alltel affiliate, under which the Company’s regulated subsidiaries were charged a royalty fee for the use of the Alltel brand name in marketing and distributing telecommunications products and services. The amount of the royalty fee charged was computed by multiplying the regulated subsidiaries’ annual revenues and sales by 12.5 percent. In anticipation of the spin off, Alltel and the Company terminated this licensing agreement on June 30, 2006 as the Company no longer uses the Alltel brand name.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Related Party Transactions, Continued:

For the periods through July 17, 2006, the Company participated in the centralized cash management practices of Alltel. Under those practices, cash balances were transferred daily to Alltel bank accounts. The Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. The Company earned interest income on receivables due from Alltel and was charged interest expense for payables due to Alltel. Subsequent to the spin off, Windstream no longer participates in this program as the Company has its own established cash management program. The interest rates charged on payables to Alltel were 6.0 percent in the period ended July 17, 2006. Interest rates earned on receivables from Alltel were 5.0 percent in the period ended July 17, 2006.

Subsequent to the spin off, Windstream and Alltel continue to provide each other certain of the services discussed above, at negotiated rates pursuant to a transition services agreement. In addition to the transition services agreement, Windstream and Alltel entered into certain other agreements extending for periods of up to three years. Under those agreements, Alltel will continue to provide Windstream with network transport for its long distance operations and other services while Windstream will continue to provide local phone service, long distance, broadband Internet service, and certain network management services to Alltel, all at negotiated rates. In addition, Windstream and Alltel entered into a tax-sharing agreement that generally requires Alltel to indemnify Windstream for any taxes attributable to Windstream’s operations for periods prior to the spin off, while Windstream must indemnify Alltel for any taxes resulting from the spin off in certain circumstances.

6.	Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2007 were as follows:

(Millions)	Wireline	Product Distribution	Other	Total
Balance at December 31, 2006	$1,964.7	$0.3	$—	$1,965.0
Acquisition of CTC (See Note 3)	255.9	—	64.0	319.9

Balance at September 30, 2007	$2,220.6	$0.3	$64.0	$2,284.9

As of January 1, 2007, the Company completed the annual impairment reviews of its goodwill and indefinite-lived franchise rights and determined that no write-down in the carrying value of these assets was required. As of September 30, 2007 and December 31, 2006, the carrying value of the indefinite-lived intangible assets other than goodwill were as follows:

(Millions)	September 30, 2007	December 31, 2006
Valor franchise rights	$600.0	$600.0
Kentucky franchise rights	265.0	265.0
CTC franchise rights	90.0	—
CTC wireless licenses	10.0	—

	$965.0	$865.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

6.	Goodwill and Other Intangible Assets, Continued:

Intangible assets subject to amortization were as follows:

	September 30, 2007
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor customer list	$210.0	$(49.1)	$160.9
CTC wireline customer list	40.0	(0.7)	39.3
CTC wireless customer list	7.0	(0.1)	6.9
Other wireline customer lists	67.6	(32.7)	34.9
Cable franchise rights	22.5	(19.0)	3.5

	$347.1	$(101.6)	$245.5

	December 31, 2006
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor customer list	$210.0	$(19.2)	$190.8
Other customer lists	67.6	(27.6)	40.0
Cable franchise rights	22.5	(17.9)	4.6

	$300.1	$(64.7)	$235.4

The Valor and CTC wireline customer lists are amortized on an accelerated sum-of-the-years digits methodology over their estimated useful lives of 9 years. The CTC wireless customer list is amortized over its estimated useful life of 6 years. Other wireline customer lists are amortized on a straight-line basis over their estimated useful lives of 10 years. Cable franchise rights subject to amortization are amortized on a straight-line basis over their estimated useful lives of 15 years. Amortization expense for intangible assets subject to amortization was $12.9 million and $36.9 million for the three and nine month periods ended September 30, 2007, respectively, as compared to $10.9 million and $14.9 million for the same periods in 2006. Amortization expense for intangible assets subject to amortization is estimated to be $51.3 million in 2007, $52.6 million in 2008, $46.9 million in 2009, $39.8 million in 2010 and $34.1 million in 2011.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

7.	Debt and Derivative Instruments:

Long-term debt was as follows:

	September 30,	December 31,
(Millions)	2007	2006
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011	$500.0	$500.0
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013 (a)	1,400.0	1,900.0
Senior secured credit facility, Revolving line of credit – variable rates, due July 17, 2011	210.0	—
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016	1,746.0	1,746.0
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2019 Notes – 7.000%, due March 15, 2019 (a)	500.0	—
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. – 7.75%, due February 15, 2015 (b)	400.0	400.0
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications Corp. – 6.50%, due November 15, 2013	70.0	70.0
Teleview, Inc. – 7.00%, due January 2, 2010 and May 2, 2010	0.6	0.8
Discount on long-term debt, net of premiums	(27.7)	(28.4)

	5,698.9	5,488.4
Less current maturities	(65.2)	(32.2)

Total long-term debt	$5,633.7	$5,456.2

(a)	On February 27, 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent (“the refinancing transaction”). Windstream used the net proceeds of the offering to repay $500.0 million of amounts outstanding under the term loan portion of its senior secured credit facilities. Additionally, Windstream received the consent of lenders to an amendment and restatement of its $2.9 billion senior secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under Tranche B of the term loan portion of the facilities; modify the pre-payment provision; and modify certain covenants to permit the consummation of the previously announced split off of its directory publishing business.

(b)	The Company’s collateralized subsidiary debt is equally and ratably secured with debt under the senior secured credit facilities.

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. The leverage ratio is the ratio of indebtedness to adjusted EBITDA, and the interest coverage ratio is the ratio of adjusted EBITDA to cash interest expense. Adjusted EBITDA means (1) net income, adjusted to exclude the cumulative effect of accounting changes and certain other exceptions; plus (2) the following items, to the extent deducted from consolidated adjusted net income: (a) provision for taxes based on income or profits; (b) interest expense, to the extent deducted in computing net income; (c) depreciation, amortization, goodwill impairment charges and other non-cash expenses, subject to certain exceptions; plus (d) the amount of any minority interest expense deducted in computing net income; plus (e) any non-cash compensation charge arising from any grant of stock, stock options or other equity-based awards, to the extent deducted in computing net income; plus (f) certain non-cash income (or loss) related to hedging activities, to the extent deducted in computing net income; minus (g) non-cash items increasing such net income, subject to certain exceptions. In addition, the covenants include restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year (for 2007 this amount is $530.0 million, which includes $80.0 million of unused capacity from 2006). The Company was in compliance with these covenants as of September 30, 2007.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

7.	Debt and Derivative Instruments, Continued:

Maturities and sinking fund requirements for long-term debt outstanding as of September 30, 2007 for each of the twelve month periods ended September 30, 2008, 2009, 2010, 2011 and 2012 are $65.2 million, $80.5 million, $105.4 million, $559.0 million, and $24.0, respectively.

During the third quarter of 2007, the Company borrowed $250.0 million from the revolving line of credit in its senior secured credit facilities in order to finance a part of the cost of the acquisition of CTC. The Company used cash flows from operations to pay down a portion of these borrowings and currently has $210.0 million remaining outstanding at September 30, 2007, which is included in long-term debt in the accompanying unaudited balance sheet. The revolving line of credit’s variable interest rates ranged from 6.38 percent to 6.76 percent and the weighted average rate was 6.72 percent, during the third quarter of 2007.

Interest expense was as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007		2006
Interest expense related to long-term debt	$109.6	$91.7	$332.2	(a)	$101.2
Impacts of interest rate swaps	0.9	0.3	2.9		0.3
Other interest expense	0.1	0.1	0.2		0.3
Less capitalized interest expense	(1.0)	(0.7)	(2.9)		(2.0)

	$109.6	$91.4	$332.4		$99.8

(a)	In connection with the refinancing transaction, the Company recorded additional non-cash interest expense of $5.3 million due to a write-off of the unamortized debt issuance costs associated with $500.0 million of the term loan that was paid down.

In order to mitigate the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four identical pay fixed, receive variable interest rate swap agreements totaling $1,600.0 million in notional value. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,450.0 million at September 30, 2007. The weighted average fixed rate paid by Windstream is 5.60 percent, and the variable rate received by Windstream is the three-month LIBOR (London-Interbank Offered Rate), which was 5.36 percent at September 30, 2007, and which resets on the seventeenth day of each quarter. The Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which matures on July 17, 2013. The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, provides guidance on accounting for derivatives, including interest rate swaps. In addition, SFAS No. 133 governs when a derivative or other financial instrument can be designated as a hedge, and requires recognition of all derivative instruments at fair value. Accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of hedges should be recorded as a component of other comprehensive income in the current period. Changes in fair values of the derivative instruments not qualifying as hedges or any ineffective portion of hedges should be recognized in earnings in the current period. The effectiveness of the Company’s cash flow hedges is assessed each quarter using the “Change in Variable Cash Flow Method”, or Method 1, described in Derivatives Implementation Group (“DIG”) Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied”. Method 1 utilizes the matched terms principle of measuring effectiveness, and requires the floating-rate leg of the swap and the hedged variable cash flows of the asset or liability to be based on the same interest rate index. It also requires the variable interest rates of both instruments to reset on the same dates. Furthermore, there should be no other differences in the terms of the hedge and the hedged item, and the likelihood of default by the

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

7.	Debt and Derivative Instruments, Continued:

interest rate swap counterparties must be assessed as being unlikely in order to conclude that there is no ineffectiveness in the hedging relationship. The Company performs and documents this assessment under Method 1 each quarter, and it concluded at December 31, 2006 that there was no ineffectiveness to be recognized in earnings in any of its four interest rate swap agreements. After the completion of the refinancing transaction, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($118.9 million as of September 30, 2007) was de-designated and therefore was no longer an effective hedge of the variable interest rate paid on Tranche B.

In accordance with SFAS No. 133, the Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. The fair value of the unrealized holding loss on the Company’s interest rate swaps of $46.5 million is included in other liabilities in the accompanying consolidated balance sheet at September 30, 2007. Changes in the fair value of the effective portion of these derivative instruments, which totaled $4.5 million net of tax for the nine months ended September 30, 2007, were reported as a component of other comprehensive income (loss) in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the ineffective portion of the swaps are recognized in net income, including a $2.9 million loss for the three months ended, September 30, 2007, which offsets a $2.9 million gain realized for the first six months of 2007. These changes were recorded as other income in the accompanying unaudited interim consolidated statements of income for the three and nine months ended September 30, 2007, respectively. Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when earned or payable.

8.	Commitments and Contingencies:

During the third quarter 2007, the staff of a state Public Utility Commission (“PUC Staff”) notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued a Notice of Violation and recommended that the Company be assessed a fine in the amount of $5.2 million in addition to the initial refund request for failure to refund the requested amount. The Company believes its universal service receipts in question are in compliance with all applicable regulatory requirements, that it has not been over-compensated and that no refund or penalty is owed. The Company plans to defend its position in hopes of eliminating or reducing the assessment but at this time cannot predict the outcome of the proceeding. A liability of $7.3 million was established during the third quarter of 2007 through a reduction of service revenues to reserve for an expected settlement of the assessment.

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

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions:

Prior to the spin off from Alltel, substantially all of the Company’s employees participated in a non-contributory, qualified defined benefit pension plan maintained by Alltel. In December 2005, the qualified defined benefit pension plan was amended such that future benefit accruals for all eligible nonbargaining employees ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). Following the spin off, Windstream established a qualified defined benefit pension plan whose provisions are substantially

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

equivalent to the provisions of the plan maintained by Alltel. The Company also assumed certain obligations from qualified pension plans formerly sponsored by Valor and CTC, which are also non-contributory. Windstream contributed $5.9 million to the pension plan during the three months ended September 30, 2007 related to the plan formerly sponsored by Valor, calculated in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The components of pension expense were as follows for the three and nine months ended September 30, 2007:

	Three Months Ended	Nine Months Ended
(Millions)	2007	2007
Service cost	$4.0	$11.8
Interest cost	13.2	39.2
Expected return on plan assets	(19.4)	(58.2)
Prior service cost	—	(0.1)
Net actuarial loss	5.9	18.0

Net periodic benefit expense	$3.7	$10.7

Pension expenses allocated to the Company by Alltel amounted to $9.2 million for the period from January 1, 2006 through July 17, 2006. The following table reflects the components of pension expense for the period following inception of the plan, through September 30, 2006:

(Millions)
Service cost	$3.3
Interest cost	10.7
Expected return on plan assets	(15.0)
Net actuarial loss	4.8

Net periodic benefit expense	$3.8

Pension expenses in both years are included in cost of services and selling, general, administrative and other expenses in the accompanying unaudited consolidated statements of income.

Windstream also maintains supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of former management employees. There are no assets held in these supplemental retirement pension plans as the Company funds the accrued costs of the plans as benefits are paid. For the nine months ended September 30, 2007, Windstream contributed $0.7 million to fund the supplemental executive retirement plans.

The Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in the cost of these benefits. The Company funds the costs of these plans as benefits are paid. The Company also assumed certain obligations from postretirement healthcare plans formerly sponsored by Valor and CTC. The Valor plan was merged into the Company’s existing plan on December 31, 2006, and the CTC plan was merged into the existing plan on October 1, 2007. Windstream contributed $13.0 million to the postretirement plan during the nine months ended September 30, 2007. The components of postretirement benefits expense were as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.3	$0.1
Interest cost	3.9	3.6	11.4	10.8
Transition obligation	0.2	—	0.6	—
Prior service cost	0.4	0.7	1.4	1.9
Net actuarial loss	1.5	1.1	4.5	4.0

Net periodic benefit expense	$6.1	$5.5	$18.2	$16.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

9.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

The Company has historically sponsored a non-contributory defined contribution plan in the form of profit-sharing arrangements for eligible non-bargaining employees. On December 31, 2006, this profit-sharing plan was terminated, and as of the period ended March 31, 2007, the profit-sharing plan assets were merged into the employee savings plan under section 401(k) of the Internal Revenue Code. Pursuant to the merger of these plans, the Company no longer contributes to employee profit sharing accounts, and has increased its matching contribution to employee savings accounts from a maximum of 4 percent to a maximum of 6 percent of employee pretax contributions. The Company’s final cash contribution to the profit sharing plan for the 2006 plan year, totaling $5.2 million, was made in the second quarter of 2007 into each participant’s 401(k) account. This amount was included in other current liabilities in the accompanying consolidated balance sheet at December 31, 2006.

10.	Restructuring and Other Charges:

The following is a summary of the restructuring and other charges recorded in the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Transaction costs associated with spin off from Alltel	$—	$3.1	$—	$6.9
Transaction costs associated with the acquisition of CTC	0.3	—	0.3	—
Transaction costs associated with split off of directory publishing	0.1	—	3.3	—
Signage and other rebranding costs	1.2	11.2	1.2	11.4
Computer system separation and conversion costs	1.2	1.1	1.2	4.6
Severance and employee benefit costs	0.3	—	3.5	—

Total restructuring and other charges	$3.1	$15.4	$9.5	$22.9

During the three months ended September 30, 2007, the Company incurred $0.3 million in other transaction costs, $1.2 million of signage and rebranding costs, and $1.2 million of system conversion costs in connection with the acquisition of CTC. Additionally, during the third quarter of 2007, Windstream announced the realignment of certain customer service functions and recognized $1.3 million in severance and employee benefit costs. These severance costs were offset by the reversal of $1.0 million in severance costs that had been recorded during the fourth quarter of 2006. During the first quarter of 2007, the Company recognized $3.2 million in severance and severance related costs related to the continuance of a workforce reduction plan initiated during the fourth quarter of 2006. The reversal followed the completion of the reorganization and primarily reflects differences in estimated and actual costs paid. Also during the third quarter of 2007, the Company incurred $0.1 million in transaction costs related to the pending split off of the directory publishing business (See Note 17). In addition to these costs, the Company incurred $3.2 million in additional accounting and legal fees related to the pending split off during the first half of 2007.

In connection with the spin off and merger with Valor, the Company incurred $22.9 million of restructuring costs during the nine months ended September 30, 2006, primarily consisting of consulting and legal fees, signage and other costs to rebrand the Company’s offices and vehicles, and system separation and conversion costs.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

10.	Restructuring and Other Charges, Continued:

The following is a summary of the activity related to the liabilities associated with the Company’s restructuring and other charges for the nine months ended September 30, 2007:

(Millions)
Balance, beginning of period	$28.9
Restructuring expenses and other charges	9.5
CTC transaction costs included in Goodwill	26.4
Cash outlays during the period	(36.4)

Balance, end of period	$28.4

In the Company’s unaudited interim consolidated balance sheet at September 30, 2007, other current liabilities include a portion of this unpaid restructuring liability totaling $18.6 million, which consists of $1.4 million in severance and employee benefit costs related to the realignment of its operational functions, $2.7 million related to lease obligations on a vacated Valor facility, and $14.5 million in CTC severance costs and contract termination fees. The remaining unpaid restructuring liability of $9.8 million, which relates to fees resulting from the pending split off of the publishing business, is included in liabilities related to publishing assets held for sale in the unaudited interim consolidated balance sheet at September 30, 2007.

11.	Comprehensive Income:

Comprehensive income was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Net Income	$117.7	$196.1	$333.5	$427.6

Other comprehensive income (loss):
Change in projected benefit obligation of pension plan	—	—	(16.7)	—
Income tax benefit	—	—	6.6	—

	—	—	(10.1)	—

Amortization of actuarial gains/losses on employee benefit plans	8.0	—	24.4	—
Income tax expense	(3.2)	—	(9.6)	—

	4.8	—	14.8	—

Unrealized holding losses on interest rate swaps	(31.1)	(41.8)	(7.4)	(41.8)
Income tax benefit	12.2	16.5	2.9	16.5

	(18.9)	(25.3)	(4.5)	(25.3)

Other comprehensive income (loss) before income taxes	(23.1)	(41.8)	0.3	(41.8)
Income tax benefit (expense)	9.0	16.5	(0.1)	16.5

Other comprehensive income (loss)	(14.1)	(25.3)	0.2	(25.3)

Comprehensive Income	$103.6	$170.8	$333.7	$402.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

12.	Earnings per Share:

Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive outstanding stock instruments.

Common shares in historical periods prior to the spin off and merger transactions totaled 402.9 million and represented the shares issued to Alltel shareholders pursuant to the spin off of the Alltel wireline division. Common shares in current periods include 70.9 million shares assumed through the merger with Valor.

A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2007	2006	2007	2006
Basic earnings per share:
Income before extraordinary item	$117.7	$96.4	$333.5	$327.9
Extraordinary item	—	99.7	—	99.7

Net income applicable to common shares	$117.7	$196.1	$333.5	$427.6

Weighted average common shares outstanding for the period	473.8	461.4	473.6	422.4

Basic earnings per share:
Income before extraordinary item	$.25	$.21	$.70	$ .78
Extraordinary item	—	.22	—	.23

Net income	$.25	$.43	$.70	$1.01
Diluted earnings per share:
Net income applicable to common shares	$117.7	$196.1	$333.5	$427.6

Weighted average common shares outstanding for the period	473.8	461.4	473.6	422.4
Increase in shares resulting from:
Non-vested restricted stock awards	1.1	0.2	1.2	0.1

Weighted average common shares assuming conversion	474.9	461.6	474.8	422.5
Diluted earnings per share:
Income before extraordinary item	$.25	$.21	$.70	$ .78
Extraordinary item	—	.22	—	.23

Net income	$.25	$.43	$.70	$1.01

13.	Stock-Based Compensation:

Under the Company's stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of September 30, 2007, the balance available for grant under this Plan is approximately 6.9 million shares.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Stock-Based Compensation, Continued:

Non-vested Windstream restricted stock activity for the period ended September 30, 2007 was as follows:

	(Thousands)

	Number of Shares	Weighted Average Fair Value Per Share

Non-vested at December 31, 2006	3,243.2	$12.55
Granted	796.5	$14.87
Vested	(616.0)	$12.60
Forfeited	(275.5)	$13.08

Non-vested at September 30, 2007	3,148.2	$13.08

At September 30, 2007, unrecognized compensation expense for non-vested Windstream restricted shares was $24.4 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.6 years. Stock-based compensation expense was $3.8 million and $12.1 million for the three and nine month periods ended September 30, 2007, respectively, as compared to $2.5 million and $4.6 million for the same periods of 2006. Expense recorded prior to the spin off from Alltel was related to shares of Alltel common stock issued to the Company’s employees under Alltel’s stock compensation plans.

14.	Supplemental Cash Flow Information:

During the nine months ended September 30, 2007, the Company declared and accrued $119.3 million in dividends payable to shareholders of record on September 28, 2007. These dividends were subsequently paid on October 15, 2007. During the nine months ended September 30, 2006, the Company declared and accrued cash dividends of $97.3 million that were subsequently paid on October 16, 2006.

Additionally, during the nine months ended September 30, 2007, the Company recorded a decrease in the fair value of its interest rate swap agreements resulting in a non-cash increase in other liabilities of $7.6 million. An offsetting unrealized loss on hedges was recorded as a reduction of other comprehensive income, net of $2.9 million in deferred income taxes. During the nine months ended September 30, 2006, the Company recorded a decrease in the fair value of its interest rate swap agreements, resulting in a non-cash increase in other liabilities of $41.8 million. An offsetting unrealized loss on hedges was recorded as a reduction of other comprehensive income, net of $16.5 million in deferred income taxes.

Pursuant to the spin off, Alltel transferred certain wireline assets and liabilities to Alltel Holding Corp. at their historical cost basis. During the nine months ended September 30, 2006, Alltel transferred to the Company $101.5 million in net plant assets, $191.6 million in pension assets and $24.2 million of related post-retirement benefit obligations, and $62.8 million in net deferred income tax assets, which were included in net property, plant and equipment, other assets, other liabilities and deferred income taxes, respectively, in the Company’s unaudited consolidated balance sheet at September 30, 2006. During the first quarter of 2007, $4.7 million of additional net plant assets, $1.2 million of related deferred tax liabilities, and $0.4 million of additional pension assets were identified by Alltel as being attributable to Alltel Holding Corp. The Company recorded this non-cash transfer from Alltel in March 2007 as an adjustment to additional paid-in capital in its unaudited consolidated balance sheet.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Business Segment Information

The Company disaggregates its business operations based upon differences in products and services. The Company’s wireline segment consists of Windstream’s retail and wholesale telecommunications services, including voice service, long distance, data and special access, switched access and Universal Service Funds and miscellaneous and other services in 16 states. The Company does not have separate segment managers overseeing its retail and wholesale telecommunications services. Therefore, in assessing operating performance and allocating resources, the chief operating decision maker’s focus is at a level that consolidates the results of all services. In addition, incentive-based compensation for the wireline segment managers are directly tied to the combined operating results of the Company’s total wireline operations. Accordingly, the Company manages its wireline-based services as a single operating segment. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure and equipment to both affiliated and non-affiliated businesses. It operates four warehouses across the United States.

Other operations consist of the Company’s directory publishing, wireless, and telecommunications information services. The Company’s publishing subsidiary coordinates advertising, sales, printing, and distribution for 359 telephone directory contracts in 34 states. On December 12, 2006, Windstream announced that it would split off its directory publishing business (See Note 17). Immediately after the consummation of the spin off and merger with Valor, the telecommunications information services operations no longer incurred revenues and expenses for providing data processing and outsourcing services as Valor was its sole external customer.

Following the acquisition of CTC, the Company began selling wireless services and products, including service packages, long distance, features, and handsets and accessories through six company-owned retail outlets and 10 indirect retail outlets in North Carolina. In 2001, CTC entered into a Joint Operating Agreement (“JOA”) with Cingular and paid approximately $23.0 million to Cingular to partition its area of the Cingular digital network. Under the JOA, the Company purchases pre-defined services such as switching from Cingular, which now operates as AT&T Mobility (“AT&T”), and its products and services are co-branded with AT&T. The Company remains subject to certain conditions including technology, branding, and service offering requirements, but it does have the ability to customize pricing plans. Additionally, the JOA with AT&T allows the Company to benefit from their nationally recognized brand and nationwide network, provides access to favorable purchasing discounts for cell site electronics, handsets and equipment, and enables the Company to participate in shared market advertising. The JOA may at times require the Company to implement technical changes in its network in order to make the network consistent with AT&T’s technical standards.

The Company accounts for intercompany sales at current market prices. The evaluation of segment performance is based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the restructuring and other charges discussed in Note 10. In addition, non-operating items such as other income, net, loss on extinguishment of debt, intercompany interest income from Alltel, interest expense and income taxes have not been allocated to the segments.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Business Segment Information, Continued:

Segment operating results were as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Revenues and Sales from External Customers:
Wireline	$762.2	$705.5	$2,247.2	$1,884.8
Product distribution	28.7	35.8	92.5	106.2
Other operations	31.7	30.1	93.3	108.2

Total	$822.6	$771.4	$2,433.0	$2,099.2

Intersegment Revenues and Sales:
Wireline	$24.4	$22.6	$70.7	$93.1
Product distribution	61.9	46.0	166.8	127.7
Other operations	2.8	2.2	9.2	7.3

Total	$89.1	$70.8	$246.7	$228.1

Total Revenues and Sales:
Wireline	$786.6	$728.1	$2,317.9	$1,977.9
Product distribution	90.6	81.8	259.3	233.9
Other operations	34.5	32.3	102.5	115.5

Total business segments	911.7	842.2	2,679.7	2,327.3
Less intercompany eliminations	(89.1)	(70.8)	(246.7)	(121.6)

Total revenues and sales	$822.6	$771.4	$2,433.0	$2,205.7

(Millions)	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Segment Income:
Wireline	$289.2	$268.3	$855.8	$625.1
Product distribution	(0.6)	(0.5)	(1.1)	3.6
Other operations	3.1	1.7	5.8	7.4

Total segment income	291.7	269.5	860.5	636.1

Restructuring and other charges	(3.1)	(15.4)	(9.5)	(22.9)
Other income, net	0.2	2.5	11.7	3.7
Loss on extinguishment of debt	—	(7.9)	—	(7.9)
Intercompany interest income from Alltel	—	—	—	31.9
Interest expense	(109.6)	(91.4)	(332.4)	(99.8)

Income before income taxes	$179.2	$157.3	$530.3	$541.1

Segment assets were as follows: (Millions)			September 30, 2007	December 31, 2006
Wireline (a)			$8,148.9	$7,897.1
Product distribution			40.9	53.8
Other operations (b)			107.6	79.8

Total consolidated assets			$8,297.4	$8,030.7

(a)	Wireline segment assets include $29.1 million in acquired assets held for sale.
(b)	Other operations segment assets consist of $69.4 million in directory publishing assets held for sale, and $38.2 million in wireless assets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Business Segment Information, Continued:

Supplemental information pertaining to other operations was as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Revenues and Sales from External Customers:
Directory publishing	$27.9	$29.4	$89.5	$99.4
Wireless	3.8	—	3.8	—
Telecommunications information services	—	0.7	—	8.8

Total	$31.7	$30.1	$93.3	$108.2

Intersegment Revenues and Sales:
Directory publishing	$2.8	$2.2	$9.2	$7.3
Wireless	—	—	—	—
Telecommunications information services	—	—	—	—

Total	$2.8	$2.2	$9.2	$7.3

Total Revenues and Sales:
Directory publishing	$30.7	$31.6	$98.7	$106.7
Wireless	3.8	—	3.8	—
Telecommunications information services	—	0.7	—	8.8

Total revenues and sales	$34.5	$32.3	$102.5	$115.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

16.	Supplemental Guarantor Information:

In connection with the issuance of the 2013 Notes, the 2016 Notes and the 2019 Notes (“the guaranteed notes”), certain of the Company’s wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor provide guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. In conjunction with the merger with Valor, Windstream assumed $400.0 million principal value of unsecured notes (the “Valor Notes”) guaranteed by all of Valor’s operating subsidiaries. The terms of those notes were amended to reflect the non-Valor Guarantors as guarantors of the Valor Notes. Following the acquisition of CTC, the guaranteed notes were amended to include certain subsidiaries of CTC as guarantors.

The following information presents condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006, condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, and condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 of the parent company, the Guarantors, and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended September 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$185.8	$575.3	$(14.4)	$746.7
Product sales	—	111.0	13.8	(48.9)	75.9

Total revenues and sales	—	296.8	589.1	(63.3)	822.6
Costs and expenses:
Cost of services	—	59.7	188.2	(1.3)	246.6
Cost of products sold	—	96.0	12.8	(62.0)	46.8
Selling, general, administrative and other	—	30.3	74.5	—	104.8
Depreciation and amortization	—	42.5	90.2	—	132.7
Restructuring and other charges	—	0.2	2.9	—	3.1

Total costs and expenses	—	228.7	368.6	(63.3)	534.0
Operating income	—	68.1	220.5	—	288.6

Earnings from consolidated subsidiaries	185.3	14.7	1.1	(201.1)	—
Other income (expense), net	—	(0.2)	0.4	—	0.2
Intercompany interest income (expense)	(15.8)	(7.6)	23.4	—	—
Interest expense	(107.7)	(1.4)	(0.5)	—	(109.6)

Income before income taxes	61.8	73.6	244.9	(201.1)	179.2
Income taxes (benefit)	(55.9)	22.9	94.5	—	61.5

Net income	$117.7	$50.7	$150.4	$(201.1)	$117.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

16.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Nine Months Ended September 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$572.5	$1,667.0	$(42.7)	$2,196.8
Product sales	—	329.5	38.7	(132.0)	236.2

Total revenues and sales	—	902.0	1,705.7	(174.7)	2,433.0
Costs and expenses:
Cost of services	—	170.5	568.1	(3.4)	735.2
Cost of products sold	—	281.7	33.0	(171.3)	143.4
Selling, general, administrative and other	—	93.9	215.3	—	309.2
Depreciation and amortization	—	127.0	257.7	—	384.7
Restructuring and other charges	—	4.5	5.0	—	9.5

Total costs and expenses	—	677.6	1,079.1	(174.7)	1,582.0
Operating income	—	224.4	626.6	—	851.0

Earnings from consolidated subsidiaries	549.1	41.0	(0.5)	(589.6)	—
Other income (expense), net	11.9	(0.5)	0.3	—	11.7
Intercompany interest income (expense)	(38.8)	(26.0)	64.8	—	—
Interest expense	(326.6)	(4.4)	(1.4)	—	(332.4)

Income before income taxes	195.6	234.5	689.8	(589.6)	530.3
Income taxes (benefit)	(137.9)	69.6	265.1	—	196.8

Net income	$333.5	$164.9	$424.7	$(589.6)	$333.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

16.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended September 30, 2006
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$170.2	$537.4	$(14.1)	$693.5
Product sales	—	112.9	9.7	(44.7)	77.9

Total revenues and sales	—	283.1	547.1	(58.8)	771.4
Costs and expenses:
Cost of services	—	52.5	186.6	(4.2)	234.9
Cost of products sold	—	96.6	7.5	(55.8)	48.3
Selling, general, administrative and other	(1.3)	32.1	64.0	(0.2)	94.6
Depreciation and amortization	—	41.1	83.0	—	124.1
Royalty expense to Alltel	—	—	—	—	—
Restructuring and other charges	—	—	15.4	—	15.4

Total costs and expenses	(1.3)	222.3	356.5	(60.2)	517.3
Operating income	1.3	60.8	190.6	1.4	254.1

Earnings from consolidated subsidiaries	158.8	—	—	(158.8)	—
Other income (expense), net	2.5	0.3	(0.3)	—	2.5
Loss on extinguishment of debt	—	(3.0)	(4.9)	—	(7.9)
Intercompany interest income (expense) from Alltel	(21.0)	3.5	17.5	—	—
Interest expense	(82.2)	(8.1)	(1.1)	—	(91.4)

Income before income taxes, extraordinary item	59.4	53.5	201.8	(157.4)	157.3
Income taxes (benefit)	(37.0)	21.9	76.0	—	60.9

Income before extraordinary item	96.4	31.6	125.8	(157.4)	96.4
Extraordinary item, net of income taxes	99.7	1.3	98.4	(99.7)	99.7

Net income	$196.1	$32.9	$224.2	$(257.1)	$196.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

16.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Nine Months Ended September 30, 2006
(Millions)	Parent Guarantors	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$326.9	$1,596.1	$(21.3)	$1,901.7
Product sales	—	340.3	28.6	(64.9)	304.0

Total revenues and sales	—	667.2	1,624.7	(86.2)	2,205.7
Costs and expenses:
Cost of services	—	101.1	525.4	(5.9)	620.6
Cost of products sold	—	293.7	22.3	(81.3)	234.7
Selling, general, administrative and other	0.5	67.9	190.9	(0.2)	259.1
Depreciation and amortization	—	73.8	251.8	—	325.6
Royalty expense to Alltel	—	18.3	111.3	—	129.6
Restructuring and other charges	—	6.9	16.0	—	22.9

Total costs and expenses	0.5	561.7	1,117.7	(87.4)	1,592.5
Operating income	(0.5)	105.5	507.0	1.2	613.2

Earnings from consolidated subsidiaries	391.4	—	—	(391.4)	—
Other income, net	2.4	0.8	0.5	—	3.7
Loss on extinguishment of debt	—	(3.1)	(4.8)	—	(7.9)
Intercompany interest income (expense) from Alltel	(21.0)	5.7	47.2	—	31.9
Interest expense	(82.2)	(11.9)	(5.7)	—	(99.8)

Income before income taxes, extraordinary item	290.1	97.0	544.2	(390.2)	541.1
Income taxes (benefit)	(37.8)	37.9	213.1	—	213.2

Income before extraordinary item	327.9	59.1	331.1	(390.2)	327.9
Extraordinary item, net of income taxes	99.7	1.3	98.4	(99.7)	99.7

Net income	$427.6	$60.4	$429.5	$(489.9)	$427.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

16.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of September 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and short-term investments	$42.7	$2.2	$23.0	$—	$67.9
Accounts receivable (less allowance for doubtful accounts of $12.2)	1.3	108.9	240.6	—	350.8
Inventories	—	22.6	12.2	—	34.8
Prepaid expenses and other	5.0	8.2	32.5	—	45.7
Acquired assets held for sale	—	29.1	—	—	29.1
Directory publishing assets held for sale	—	69.4	—	—	69.4

Total current assets	49.0	240.4	308.3	—	597.7
Investments in consolidated subsidiaries	6,776.6	417.4	39.2	(7,233.2)	—
Goodwill and other intangibles	0.1	1,995.5	1,499.8	—	3,495.4
Net property, plant and equipment	7.6	1,159.6	2,906.7	—	4,073.9
Other assets	36.1	10.6	83.7	—	130.4
Total Assets	$6,869.4	$3,823.5	$4,837.7	$(7,233.2)	$8,297.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$55.0	$0.2	$10.0	$—	$65.2
Accounts payable	11.7	31.2	117.5	—	160.4
Affiliates payable, net	659.3	882.7	(1,542.0)	—	—
Advance payments and customer deposits	—	17.9	76.2	—	94.1
Accrued dividends	119.3	—	—	—	119.3
Accrued taxes	(41.5)	22.5	78.9	—	59.9
Accrued interest	69.2	3.4	2.1	—	74.7
Other current liabilities	14.4	11.9	37.0	—	63.3
Liabilities related to publishing assets held for sale	—	27.7	—	—	27.7

Total current liabilities	887.4	997.5	(1,220.3)	—	664.6
Long-term debt	5,474.1	99.9	59.7	—	5,633.7
Deferred income taxes, net	(38.5)	463.3	652.9	—	1,077.7
Other liabilities	85.6	17.1	357.9	—	460.6
Total liabilities	6,408.6	1,577.8	(149.8)	—	7,836.6
Commitments and Contingencies (See Note 8)
Shareholders’ Equity:
Common stock	—	(0.4)	60.6	(60.2)	—
Additional paid-in capital	565.5	1,801.2	2,656.1	(4,457.3)	565.5
Accumulated other comprehensive income (loss)	(150.6)	—	(122.4)	122.4	(150.6)
Retained earnings	45.9	444.9	2,393.2	(2,838.1)	45.9

Total shareholders’ equity	460.8	2,245.7	4,987.5	(7,233.2)	460.8
Total Liabilities and Shareholders’ Equity	$6,869.4	$3,823.5	$4,837.7	$(7,233.2)	$8,297.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

16.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of December 31, 2006
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and short-term investments	$362.4	$0.6	$23.8	$—	$386.8
Accounts receivable (less allowance for doubtful accounts of $10.4)	0.9	110.0	226.3	—	337.2
Inventories	—	28.7	14.8	—	43.5
Prepaid expenses and other	10.0	3.1	16.1	—	29.2
Directory publishing assets held for sale	—	80.0	—	—	80.0

Total current assets	373.3	222.4	281.0	—	876.7
Investments in consolidated subsidiaries	5,779.4	57.9	5.6	(5,842.9)	—
Goodwill and other intangibles	—	1,560.6	1,504.8	—	3,065.4
Net property, plant and equipment	7.6	1,201.3	2,730.9	—	3,939.8
Other assets	43.8	11.3	93.7	—	148.8
Total Assets	$6,204.1	$3,053.5	$4,616.0	$(5,842.9)	$8,030.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$22.0	$0.2	$10.0	$—	$32.2
Accounts payable	10.6	35.9	123.0	—	169.5
Affiliates payable, net	167.9	1,025.6	(1,193.5)	—	—
Advance payments and customer deposits	—	14.5	68.3	—	82.8
Accrued dividends	119.2	—	—	—	119.2
Accrued taxes	(84.3)	56.6	59.6	—	31.9
Accrued interest	145.8	1.7	0.7	—	148.2
Other current liabilities	13.6	16.3	38.5	—	68.4
Liabilities related to publishing assets held for sale	—	32.4	—	—	32.4

Total current liabilities	394.8	1,183.2	(893.4)	—	684.6
Long-term debt	5,296.5	100.1	59.6	—	5,456.2
Deferred income taxes, net	(20.2)	388.8	622.2	—	990.8
Other liabilities	63.2	37.3	328.8	—	429.3
Total liabilities	5,734.3	1,709.4	117.2	—	7,560.9
Commitments and Contingencies (See Note 8)
Shareholders’ Equity:
Common stock	—	(0.4)	25.9	(25.5)	—
Additional paid-in capital	550.5	1,153.0	2,626.6	(3,779.6)	550.5
Accumulated other comprehensive income (loss)	(150.8)	—	(127.2)	127.2	(150.8)
Retained earnings	70.1	191.5	1,973.5	(2,165.0)	70.1

Total shareholders’ equity	469.8	1,344.1	4,498.8	(5,842.9)	469.8
Total Liabilities and Shareholders’ Equity	$6,204.1	$3,053.5	$4,616.0	$(5,842.9)	$8,030.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

16.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Nine Months Ended September 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$333.5	$164.9	$424.7	$(589.6)	$333.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	127.0	257.7	—	384.7
Provision for doubtful accounts	—	5.0	14.9	—	19.9
Stock-based compensation expense	0.4	0.9	10.8	—	12.1
Pension and postretirement benefits expense	0.1	5.0	23.8	—	28.9
Equity in earnings (losses) from subsidiaries	(549.1)	(41.0)	0.5	589.6	—
Deferred taxes	(14.2)	13.5	10.4	—	9.7
Other, net	9.7	(0.5)	0.2	—	9.4
Changes in operating assets and liabilities, net:	536.3	(195.2)	(455.5)	—	(114.4)

Net cash provided from operations	316.7	79.6	287.5	—	683.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(61.9)	(206.4)	—	(268.3)
Acquisition of CT Communications, net of cash acquired	(547.6)	—	—	—	(547.6)
Other, net	(0.1)	0.2	1.9	—	2.0

Net cash used in investing activities	(547.7)	(61.7)	(204.5)	—	(813.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(357.7)	—	—	—	(357.7)
Dividends received from (paid to) subsidiaries	99.0	(16.1)	(82.9)	—	—
Repayment of debt	(577.5)	(0.2)	—	—	(577.7)
Debt issued, net of issuance costs	748.9	—	—	—	748.9
Other, net	(1.4)	—	(0.9)	—	(2.3)

Net cash used in financing activities	(88.7)	(16.3)	(83.8)	—	(188.8)
Increase (decrease) in cash and short-term investments	(319.7)	1.6	(0.8)	—	(318.9)
Cash and Short-term Investments:
Beginning of the period	362.4	0.6	23.8	—	386.8

End of the period	$42.7	$2.2	$23.0	$—	$67.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

16.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Nine Months Ended September 30, 2006
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$427.6	$60.4	$429.5	$(489.9)	$427.6
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	73.8	251.8	—	325.6
Provision for doubtful accounts	—	6.4	9.4	—	15.8
Extraordinary item, net of income taxes	—	(36.3)	(63.4)	—	(99.7)
Stock-based compensation expense	—	0.7	3.9	—	4.6
Pension and postretirement benefits expense	—	4.5	25.3	—	29.8
Deferred taxes	(63.2)	(18.0)	94.2	—	13.0
Other, net	0.5	0.2	1.2	—	1.9
Changes in operating assets and liabilities, net:	(963.5)	739.7	(98.5)	489.9	167.6

Net cash provided from (used in) operations	(598.6)	831.4	653.4	—	886.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(31.8)	(212.4)	—	(244.2)
Cash acquired from Valor	69.0	—	—	—	69.0
Other, net	0.5	35.9	(28.3)	—	8.1

Net cash provided from (used in) investing activities	69.5	4.1	(240.7)	—	(167.1)
Cash Flows from Financing Activities:
Dividends paid on common shares	—	(4.9)	—	—	(4.9)
Dividends paid to Alltel pursuant to spin off	(2,275.1)	—	—	—	(2,275.1)
Dividends paid to Alltel prior to spin off	—	—	(99.0)	—	(99.0)
Repayment of debt	0.2	(795.8)	(65.8)	—	(861.4)
Debt issued, net of issuance costs	3,158.8	—	—	—	3,158.8
Changes in advances to Alltel prior to spin off	—	(41.5)	(234.9)	—	(276.4)

Net cash provided from (used in) financing activities	883.9	(842.2)	(399.7)	—	(358.0)
Increase (decrease) in cash and short-term investments	354.8	(6.7)	13.0	—	361.1
Cash and Short-term Investments:
Beginning of the period	—	7.1	4.8	—	11.9

End of the period	$354.8	$0.4	$17.8	$—	$373.0

17.	Pending Transactions:

On December 12, 2006, Windstream announced that it would split off its directory publishing business (the “Publishing Business”) in what Windstream expects to be a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and Windstream shareholder.

Prior to completing the transaction, Windstream will contribute the Publishing Business to a newly formed subsidiary (“Holdings”). Holdings will then pay a special dividend to Windstream in an amount not to exceed Windstream's tax basis in the Publishing Business (currently estimated to be approximately $40.0 million), issue additional shares of Holdings common stock to Windstream, and distribute to Windstream certain debt securities of Holdings having an aggregate principal amount of approximately $250.0 million less the amount of the special dividend. Windstream expects to exchange the Holdings debt securities for outstanding Windstream debt with an equivalent fair market value and then retire that Windstream debt. Windstream also intends to use the proceeds of the special dividend to retire Windstream debt or repurchase Windstream equity. Following the completion of these transactions, Windstream will exchange

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

17.	Pending Transactions, Continued:

all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”), which will then be retired. Based on the trailing average of Windstream common stock at October 31, 2007 of $13.53, the Exchanged WIN Shares have a value of approximately $265.0 million, and the expected total value of the transaction will be approximately $515.0 million.

The transaction is subject to customary conditions, including (i) expiration of the required waiting period under the Hart-Scott-Rodino Act, (ii) the parties having received certain private letter rulings from the Internal Revenue Service (“IRS”) with respect to the tax treatment of the transactions, (iii) the receipt of customary solvency and surplus opinions by the Boards of Directors of Windstream and Holdings, and (iv) the contribution of the Publishing Business to Holdings and the exchange of Holdings debt for outstanding Windstream debt. The Company has since satisfied the requirements of the Hart-Scott-Rodino Act and received the private letter rulings from the IRS. The final closing of the transaction is conditioned on the absence of any injunction and certain terms of the Company’s debt instruments, but the terms of the transaction require it to be completed by December 31, 2008. This transaction is expected to be completed in the fourth quarter of 2007.

The Share Exchange Agreement provides for a customary working capital adjustment pursuant to which the parties will make cash payments to each other to the extent that the working capital of the Publishing Business is less than or greater than a specified target working capital amount at the time of closing. The Share Exchange Agreement contains customary representations, warranties and covenants and may be terminated if, among other things, the closing of the transaction has not been completed within twelve months. The parties have also agreed to customary indemnification for breaches of representations, warranties, covenants and other matters.

In connection with the consummation of the transaction, the parties and their affiliates will enter into certain related ancillary agreements, including a Publishing Agreement, a Billing and Collection Agreement and a Tax Sharing Agreement. Pursuant to the Publishing Agreement, Windstream will grant Windstream Yellow Pages, Inc. (“Windstream Yellow Pages”), the Windstream subsidiary that currently operates the Publishing Business, an exclusive license to publish Windstream directories. Windstream Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the Publishing Agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Windstream Yellow Pages on advertising revenues generated from its directories for the duration of the Publishing Agreement. In conjunction with the Publishing Agreement, the Company has entered into an at-market executory contract to purchase minimum advertising in its directories for a period of three years, with a renewal option for two additional years available to WCAS. Due to the significant continuing involvement that Windstream will retain in the publishing business, as evidenced by these agreements and its obligation to provide subscriber telephone listings to the publisher for use in white page directories, publishing results are reflected in income from continuing operations in the accompanying unaudited consolidated statements on income.

The following table summarizes the net assets of the directory publishing operations that are classified as held for sale in the accompanying consolidated balance sheets:

(Millions)	September 30, 2007	December 31, 2006
Current assets	$60.9	$71.5
Net property, plant and equipment	8.5	8.5

Assets held for sale	$69.4	$80.0

Current liabilities	$23.7	$26.5
Deferred income taxes	3.0	5.5
Other liabilities	1.0	0.4

Liabilities related to assets held for sale	$27.7	$32.4

WINDSTREAM CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2007 and 2006 and Windstream’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

On August 31, 2007 Windstream completed the acquisition of CT Communications, Inc. (“CTC”) as further discussed below under “Acquisition”. The accompanying financial statements reflect the combined operations of Windstream and CTC following the acquisition. On July 17, 2006, the Company completed the spin off of the wireline telecommunications business of Alltel Corporation (“Alltel”) and the merger of that business (“Alltel Holding Corp.”) with Valor Communications Group, Inc. (“Valor”). Results of operations prior to the merger are for Alltel Holding Corp. (the “legacy business”).

The Company is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline and product distribution segments, and other operations. The Company’s wireline segment consists of its retail and wholesale telecommunications services, including local, long distance, network access, video services, broadband and high-speed data services. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure and equipment to both affiliated and non-affiliated businesses. The Company’s other operations include the Company’s directory publishing, wireless, and telecommunications information services operations. After the merger with Valor, telecommunications information services are no longer offered as Valor was the only external customer. As discussed in detail below, the Company has announced that it will split off the directory publishing business in the fourth quarter of 2007.

Management believes that the assumptions underlying the Company’s financial statements are reasonable. These financial statements, however, may not necessarily be indicative of future results of operations, financial position or cash flows, and may not reflect what the Company’s results of operations, financial position and cash flows would have been had it been a separate, stand-alone company during the periods prior to the spin off from Alltel.

EXECUTIVE SUMMARY

Windstream is a customer-focused telecommunications company that provides local telephone, long distance, network access, video services, wireless services, broadband and high-speed data services to approximately 3.2 million customers primarily located in rural areas in 16 states. Among the highlights in the third quarter of 2007:

•

Through the acquisition of CTC, the Company added approximately 132,000 access lines, 31,000 broadband customers and 51,000 wireless customers in North Carolina in areas adjacent to its existing operations.

•

The Company added approximately 47,000 net broadband customers in its legacy and Valor wireline businesses, increasing its broadband customer base to over 830,000. During the quarter, the Company lost approximately 45,000 access lines, or approximately 1 percent of its total access lines at the beginning of the quarter.

•

Revenues and sales increased $51.2 million, and operating income increased $34.5 million, as compared to the third quarter of 2006, due in part to the acquisitions of Valor and CTC, and to increases in the broadband customer base.

•

The Company increased its cash flows generated from operations to approximately $683.8 million for the nine months ended September 30, 2007, which has been used in part during the year to finance the acquisition of CTC and to pay $357.7 million in dividends to shareholders.

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

Trend Analysis

The following risk factors and material non-recurring events and transactions could cause the Company’s reported financial information to be not necessarily indicative of future operating results or future financial condition.

•

As discussed in detail below, the Company’s revenues and sales and operating income in future periods will be positively impacted by the addition of approximately 501,000 access lines through the acquisition of Valor in the third quarter of 2006, and by approximately 132,000 access lines acquired from CTC in the third quarter of 2007.

•

Wireline revenues and sales are expected to continue to be impacted by future declines in access lines due to increasing competition in the telecommunications industry from cable television providers, wireless communications providers, and providers using other emerging technologies.

•

The Company is also exposed to regulatory uncertainty in state and federal Universal Service Fund (“USF”) programs. Pending regulatory proceedings and increased receipts of USF monies by wireless carriers could materially reduce the Company’s USF revenues.

•

The completion of the split off of the Company’s directory publishing business, which is anticipated in the fourth quarter of 2007, will result in a reduction in wireline segment revenues due to the elimination of royalties received on sales of advertising in Windstream telephone directories. The Company has agreed to forego these royalty payments for a period of 50 years as part of the split off agreement, and will receive approximately $515.0 million in up-front consideration for the publishing business (See Note 17). The split off of the publishing business will also result in the loss of directory publishing revenues, as discussed below in “Other Operations”.

•	The Company expects to realize significant cost savings from the integration of the CTC operations in future periods, although there are no assurances these cost savings will be fully achieved.

•	The Company has incurred significant non-recurring transaction-related expenses in both 2006 and 2007, as discussed further below in “Restructuring and Other Charges”.

•

The Company recognized significant increases in interest expense following the spin off from Alltel and merger with Valor in the third quarter of 2006 pursuant to the issuance of debt used to finance the transactions.

The foregoing risk factors and material transactions, as well as other risks and events that could cause Windstream’s reported financial information to be not necessarily indicative of future operating results or financial condition, are discussed in more detail under “Risk Factors” in Item 1A and in the notes to the consolidated financial statements in the Financial Supplement included in Windstream’s Annual Report on Form 10-K for the year ended December 31, 2006.

Acquisition

On August 31, 2007 Windstream completed the acquisition of CTC in a transaction valued at $585.1 million. Under the terms of the agreement the shareholders of CTC received $31.50 in cash for each of their shares with a total cash payout of $652.2 million. The transaction value also includes a payment of $37.5 million made by Windstream to satisfy CTC’s debt obligations, offset by $104.6 million in cash and short-term investments held by CTC. Including $26.4 million in severance and other transaction-related expenses, the total cost of the acquisition was $611.5 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand. For the period subsequent to the acquisition, the consolidated statement of income reflects interest expense incurred on borrowings from the Company’s revolving line of credit.

The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. Through the acquisition, Windstream added approximately 132,000 access lines, 31,000 broadband customers and 51,000 wireless customers, significantly increasing Windstream’s presence in North Carolina and providing the opportunity to generate significant operating efficiencies with contiguous Windstream markets. The transaction has increased Windstream’s position in these markets where it can leverage its brand and bring significant value to customers by offering competitive bundled services. CTC has broadband availability to 95 percent of its incumbent local exchange carrier (“ILEC”) lines, 75 percent of which can offer up to 10Mb speeds.

Pending Transactions

As discussed in Note 17, the Company has entered into an agreement to split off its directory publishing business to Welsh, Carson, Anderson & Stowe (“WCAS”) in a transaction currently valued at approximately $515.0 million. As a result of the transaction, the Company will retire approximately 19.6 million shares of its common stock currently held by WCAS, and will retire up to $250.0 million of debt obligations. In return for this consideration, the Company will forego its royalty fee on directories published by WCAS in its service territories for a period of 50 years (“the Publishing Agreement”). This transaction is expected to be completed in the fourth quarter of 2007.

Adoption of Accounting Standards

Windstream adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. The adoption of FIN 48 resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. At the adoption date, the Company had approximately $1.3 million of gross unrecognized tax benefits, all of which relate to periods preceding the spin off from Alltel. As of September 30, 2007, the Company had approximately $9.1 million of gross unrecognized tax benefits, of which $1.3 million would affect the Company’s effective tax rate if recognized. During the quarter, the Company’s unrecognized tax benefits increased a total of $7.8 million with approximately $7.1 million attributable to the acquisition of CTC, and $0.7 million attributable to the Company’s recognition of revenue for tax purposes associated with its directory publishing business.

The Company is indemnified in accordance with the Tax Sharing agreement with Alltel dated July 17, 2006 for reserves of approximately $1.3 million for uncertain tax positions that relate to periods preceding the spin off from Alltel. Consequently, a corresponding receivable from Alltel equaling the gross unrecognized tax benefits plus accrued interest expense has been recognized.

Interest and penalties related to uncertain tax positions are recognized in income tax expense. At the adoption date, the Company had accrued approximately $0.2 million of interest expense and penalties related to uncertain tax positions. As of September 30, 2007, the Company had accrued approximately $2.7 million of interest expense and penalties. An increase of approximately $2.3 million during the quarter was attributable to the acquisition of CTC. For the nine months ended September 30, 2007, interest expense recognized related to uncertain tax positions was approximately $0.2 million.

The tax years 2000 – 2006 remain open to examination for the Company’s federal tax returns and returns filed in North Carolina. The tax years 2003 – 2006 remain open to examination for the Company’s other major state taxing jurisdictions to which it is subject. The Company has identified state tax returns in Arkansas, Florida, Georgia, Kentucky, Nebraska, and Texas as “major” taxing jurisdictions.

The Company estimates that the unrecognized tax benefits will decrease within the next twelve months by approximately $1.4 million in conjunction with the settlement of an IRS examination of CTC for tax years 2000 – 2003. The unrecognized tax benefit relates to a temporary difference in connection with the tax treatment of USF subsidies, and as a result, there will be no impact on the Company’s effective tax rate.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Revenues and sales:
Service revenues	$746.7	$693.5	$2,196.8	$1,901.7
Product sales	75.9	77.9	236.2	304.0

Total revenues and sales	822.6	771.4	2,433.0	2,205.7

Costs and expenses:
Cost of services	246.6	234.9	735.2	620.6
Cost of products sold	46.8	48.3	143.4	234.7
Selling, general, administrative and other	104.8	94.6	309.2	259.1
Depreciation and amortization	132.7	124.1	384.7	325.6
Royalty expense to Alltel	—	—	—	129.6
Restructuring and other charges	3.1	15.4	9.5	22.9

Total costs and expenses	534.0	517.3	1,582.0	1,592.5

Operating income	288.6	254.1	851.0	613.2
Other income, net	0.2	2.5	11.7	3.7
Loss on extinguishment of debt	—	(7.9)	—	(7.9)
Intercompany interest income from Alltel	—	—	—	31.9
Interest expense	(109.6)	(91.4)	(332.4)	(99.8)

Income before income taxes, extraordinary item	179.2	157.3	530.3	541.1
Income taxes	61.5	60.9	196.8	213.2

Income before extraordinary item	117.7	96.4	333.5	327.9
Extraordinary item, net of income taxes	—	99.7	—	99.7

Net income	$117.7	$196.1	$333.5	$427.6
Earnings per share:
Basic:
Income before extraordinary item	$.25	$.21	$.70	$ .78
Extraordinary item	—	.22	—	.23

Net income	$.25	$.43	$.70	$1.01
Diluted:
Income before extraordinary item	$.25	$.21	$.70	$ .78
Extraordinary item	—	.22	—	.23

Net income	$.25	$.43	$.70	$1.01

Total Revenues and Sales

Total revenues and sales increased $51.2 million, or 7 percent, and $227.3 million, or 10 percent, in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods of 2006. The following table reflects the primary drivers of year-over-year changes in total revenues and sales:

Total Revenues and sales

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$15.8		$263.1
Due to CTC acquisition	15.5		15.5
Due to increases in legacy wireline revenues	31.0		65.2
Due to decreases in product distribution sales	(7.1)		(13.7)
Due to decreases in directory publishing sales	(1.5)		(9.9)
Due to increases in intercompany eliminations	—		(83.5)
Due to decreases in telecommunications information services	(0.7)		(8.8)
Other	(1.8)		(0.6)
Total Revenues and sales	$51.2	7%	$227.3	10%

Increases in revenues and sales are due primarily to the acquisitions of Valor and CTC, as well as due to increases in revenues in the legacy wireline business due to increases in broadband, long distance and USF revenues. Partially offsetting these increases were decreases in revenues and sales in the legacy wireline business due primarily to the continued loss of access lines as discussed further below in “Results of Operations by Segment – Wireline Operations”. Decreases in product distribution sales reflect decreases in sales of equipment to smaller telecommunications providers and contractors, as further discussed below in “Results of Operations by Segment – Product Distribution”. Decreases in directory publishing sales are primarily the result of a decline in the number of directories published for other carriers during 2007. Decreases in information services revenues are the result of the merger with Valor during the third quarter of 2006, who was the only remaining information services customer. For further discussion of these changes, see “Results of Operations by Segment – Other Operations”. Decreases in revenues and sales due to increases in eliminations are the result of the discontinuance of the application of Statement of Financial Accounting Standards (“SFAS”) No. 71, primarily due to intercompany revenues were not eliminated during the first nine months of 2006 .

Operating Expenses

Increases in operating expenses were similarly due in part to the acquisitions of Valor and CTC, partially offset by decreases in cost of products sold related to the discontinuance of SFAS No. 71. Increases in cost of services in 2007 are primarily due to increases in the cost of providing services to customers in the Company’s legacy wireline business. Increases in selling, general, administrative and other expenses are due to increased advertising and distribution expenses incurred in 2007. Partially offsetting these increases were decreases resulting from a reduction in depreciation rates for certain of the Company’s wireline operations, reflecting the results of studies of depreciable lives completed during 2007 and 2006.

Royalty Expense

Royalty expense to Alltel decreased $129.6 million, or 100 percent, in the nine months ended September 30, 2007, as compared to the same periods of 2006. Historically, certain of the Company’s wireline subsidiaries incurred a royalty charge from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. The Company terminated this licensing agreement with Alltel on June 30, 2006 as the Alltel brand name is no longer used.

Restructuring and Other Charges

The following is a summary of the restructuring and other charges recorded during the nine month period ended September 30, 2007:

(Millions)	Wireline	Product Distribution	Other Operations	Total
Transaction costs associated with the acquisition of CTC	$0.3	$—	$—	$0.3
Transaction costs associated with the split off of directory publishing	—	—	3.3	3.3
Signage and other rebranding costs	1.2	—	—	1.2
Computer system separation and conversion costs	1.0	—	0.2	1.2
Severance and employee benefit costs	3.4	0.1	—	3.5

Total restructuring and other charges	$5.9	$0.1	$3.5	$9.5

During the three months ended September 30, 2007, the Company incurred $0.3 million in transaction costs, $1.2 million of signage and rebranding costs, and $1.2 million of system conversion costs in connection with the acquisition of CTC. Additionally, during the third quarter of 2007, Windstream announced the realignment of certain customer service functions and recognized $1.3 million in severance and employee benefit costs. These severance costs were offset by the reversal of $1.0 million in severance costs that had been recorded during the fourth quarter of 2006. During the first quarter of 2007, the Company recognized $3.2 million in severance and severance related costs related to the continuance of a workforce reduction plan initiated during the fourth quarter of 2006. The reversal followed the completion of the reorganization and primarily reflects differences in estimated and actual costs paid. Also during the third quarter of 2007, the Company incurred $0.1 million in transaction costs related to the pending split off of the directory publishing business (See Note 17). In addition to these costs, the Company incurred $3.2 million in additional accounting and legal fees related to the pending split off during the first half of 2007.

In connection with the spin off and merger with Valor, the Company incurred $22.9 million of restructuring costs during the nine months ended September 30, 2006, primarily consisting of consulting and legal fees, signage and other costs to rebrand the Company’s offices and vehicles, and system separation and conversion costs.

In the Company’s unaudited interim consolidated balance sheet at September 30, 2007, other current liabilities include a portion of this unpaid restructuring liability totaling $18.6 million, which consists of $1.4 million in severance and employee benefit costs related to the realignment of its operational functions, $2.7 million related to lease obligations on a vacated Valor facility, and $14.5 million in CTC severance and contract termination fees. The remaining unpaid restructuring liability of $9.8 million, which relates to fees resulting from the pending split off of the publishing business, is included in liabilities related to publishing assets held for sale in the unaudited interim consolidated balance sheet at September 30, 2007.

Cash outlays for the Valor lease obligations will be disbursed from operating cash flows over the remaining term of the lease through 2010. The remaining unpaid liability related to the split off of the directory publishing business will be disbursed from operating cash flows at or near the closing of the transaction, which is expected to occur in the fourth quarter of 2007. The unpaid liability related to severance costs and contract termination fees incurred through the acquisition of CTC will be disbursed over the next twelve months and will be funded from operating cash flows. Unpaid severance and employee benefit costs related to operational realignments are expected to be paid from operating cash flows over the remainder of 2007 as terminations occur. (See Note 10).

Operating Income

The following table reflects the primary drivers of year-over-year changes in operating income:

Operating income

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$3.7		$101.3
Due to CTC acquisition	0.7		0.7
Due to changes in legacy wireline segment income	16.5		(0.9)
Due to decreases in product distribution segment income	(0.1)		(4.7)
Due to changes in other operations segment income	1.4		(1.6)
Due to decreases in royalty expense	—		129.6
Due to decreases in restructuring expense	12.3		13.4
Total operating income	$34.5	14%	$237.8	39%

Increases in operating income in 2007 are due in part to the acquisitions of Valor and CTC. The remaining increases in operating income in 2007 primarily resulted from the favorable effects of the elimination of royalty expense, reduced restructuring charges, and increases in legacy wireline segment income as discussed further below.

Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Interest income on cash and short-term investments	$2.9	$2.5	$11.2	$2.5
Mark-to-market of interest rate swap agreement	(2.9)	—	—	—
Other income (expense), net	0.2	—	0.5	1.2

Other income, net	$0.2	$2.5	$11.7	$3.7

Other income, net decreased $2.3 million and increased $8.0 million in the three and nine months ended September 30, 2007, respectively, as compared to the same periods of 2006. The decrease in other income, net in the three months ended September 30, 2007, as compared to the same period in 2006, is primarily due to decreases in the fair value of the ineffective portion of an interest rate swap agreement in the third quarter of 2007, as discussed further in Note 7. Pursuant to the guidance in SFAS No. 133, “Derivative Financial Instruments”, as amended, changes in the market value of the ineffective portion of this interest rate swap are included in net income. The market value calculation of this interest rate swap is based on estimates of forward variable interest rates, and changes in estimated forward rates could result in significant non-cash increases or decreases in other income, net in future periods. The increase in other income, net in the nine months ended September 30, 2007, as compared to the same period in 2006, was primarily due to the increase in interest income earned on short-term investments. Prior to the spin off in the third quarter of 2006, excess cash was invested with Alltel pursuant to an intercompany cash management agreement through which interest was earned on invested funds at rates averaging 5.0 percent during the nine months ended September 30, 2006. This interest income was included in intercompany interest income from Alltel in the accompanying unaudited consolidated statement of income for the nine months ended September 30, 2006. Due to the reduction in the Company’s cash on hand following the funding of the acquisition of CTC on August 31, 2007, decreases in other income, net are expected in future periods due to declines expected in interest income earned on cash on hand and short-term investments.

Loss on Extinguishment of Debt

In conjunction with the spin off from Alltel, as previously discussed, the Company repaid a portion of the long-term debt that had been issued by certain of the Company’s wireline subsidiaries. As a result, the Company incurred debt prepayment penalties of $7.9 million during the three months ended September 30, 2006.

Intercompany Interest Income from Alltel

Prior to the spin off from Alltel, the Company participated in a centralized cash management program with Alltel. As discussed above, the Company earned interest on amounts remitted to Alltel at a rate based on current market rates for short-term investments. Intercompany interest income from Alltel decreased $31.9 million in the nine months ended September 30, 2007, respectively, as compared to the same periods of 2006 due to the cancellation of participation in the cash management program following the spin off from Alltel and the subsequent settlement of intercompany balances with Alltel.

Interest Expense

Interest expense increased $18.2 million and $232.6 million in the three and nine month periods ended September 30, 2007, respectively. The increase in interest expense in 2007 is due primarily to the debt issued on July 17, 2006 to finance the spin off and merger transactions. Additionally, the Company incurred $5.3 million in non-cash interest expense in the first quarter of 2007, due to the write-off of previously capitalized debt issue costs. These debt issue costs were associated with $500.0 million of a term loan under the Company’s senior secured credit facilities that was paid down pursuant to a refinancing transaction during the first quarter of 2007 (See Note 7). The year-over-year increase in interest expense specific to the third quarter is primarily due to the seventeen additional days of interest incurred during the third quarter of 2007 on the debt issued to finance the spin off and merger. The weighted-average interest rate paid on the Company’s long-term debt for the nine month period ended September 30, 2007 was 7.7 percent.

Income Taxes

Income tax expense increased $0.6 million, or 1 percent, and decreased $16.4 million, or 8 percent, in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods of 2006. The Company’s effective income tax rate decreased to 34.3 percent and 37.1 percent in the three and nine months ended September 30, 2007, as compared to 38.7 percent and 39.4 percent in the corresponding periods of 2006. This decrease was primarily due to an evaluation of the Company's projected state income tax rates. Adjustments to these projected rates during the third quarter of 2007 resulted in an approximate $6.0 million reduction in income tax expense. Additionally, income tax expense was favorably impacted by discrete items recorded during the first half of 2007, which consisted primarily of a $3.5 million favorable adjustment to deferred income taxes due to a reduction of the Kentucky state income tax rate from 7.0 percent to 6.0 percent on January 1, 2007. Offsetting these favorable impacts were increases consistent with the increases in pre-tax income. For 2007, the Company’s annual effective income tax rate is expected to range between 37.5 and 38.5 percent. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

Extraordinary Item

During the third quarter of 2006, Windstream discontinued the application of SFAS No. 71. Pursuant to the guidance in SFAS No. 101, “Discontinuation of the Application of Financial Accounting Standards Board (“FASB”) Statement No. 71,” the impact of discontinuing the application of SFAS No. 71 was recognized as an extraordinary gain, net of taxes (See Note 2).

Weighted Average Common Shares Outstanding

The increase in weighted average common shares outstanding in the nine month period ended September 30, 2007, as compared to the same period of 2006, primarily reflects the additional 70.9 million common shares assumed through the merger with Valor on July 17, 2006. Common shares in historical periods totaled 402.9 million and represented the shares issued to Alltel shareholders pursuant to the spin off of the Alltel wireline division.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Wireline Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, access lines and customers in thousands)	2007	2006	2007	2006
Revenues and sales:
Voice service	$311.5	$315.7	$942.5	$887.7
Long distance	66.0	55.1	191.8	144.5
Data and special access	178.4	150.7	510.1	411.5
Switched access and USF	156.7	141.7	455.7	360.7
Miscellaneous	44.0	40.9	131.2	103.0
Directory publishing rights	13.4	12.5	41.5	39.2
Product sales	16.6	11.5	45.1	31.3

Total revenues and sales	786.6	728.1	2,317.9	1,977.9

Costs and expenses:
Cost of services	257.4	246.0	768.7	648.6
Cost of products sold	16.0	8.2	39.8	24.0
Selling, general, administrative and other	91.8	81.9	269.8	227.5
Depreciation and amortization	132.2	123.7	383.8	323.1
Royalty expense to Alltel	—	—	—	129.6

Total costs and expenses	497.4	459.8	1,462.1	1,352.8

Segment income	$289.2	$268.3	$855.8	$625.1
Access lines in service (excludes broadband lines):
Residential	2,149.5	2,197.0
Business	944.5	915.0
Wholesale	34.4	40.5
Special circuits	113.0	110.8

Total access lines in service (excludes broadband lines)	3,241.4	3,263.3
Average access lines in service	3,162.2	3,156.0	3,180.4	2,959.9
Average revenue per customer per month (a)	$82.92	$76.90	$80.98	$74.25
Broadband customers	830.2	603.1
Digital satellite television customers	177.5	61.5
Long distance customers	2,065.5	1,973.0
(a)	Average revenue per customer per month is calculated by dividing total wireline revenues by average access lines in service for the period.

Wireline operations consist of the Company’s retail and wholesale telecommunications services. Revenues generated from these services include voice, long distance, data and special access, switched access and USF, miscellaneous, directory publishing rights and product sales. Wireline revenues and sales increased $58.5 million, or 8 percent, and $340.0 million, or 17 percent, in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods of 2006. The acquisition of Valor accounted for $23.1 million and $270.4 million of the year-over-year increases in wireline revenues and sales in the three and nine month periods of 2007, respectively. The acquisition of CTC accounted for $11.7 million of the year-over-year increases in wireline revenues and sales in the three and nine month periods of 2007, respectively.

Customer access lines decreased by 1 percent during the twelve months ended September 30, 2007, which reflects declines in both primary and secondary lines, partially offset by the acquisition of approximately 132,000 access lines from CTC. During the three and nine month periods ended September 30, 2007, the Company’s legacy and Valor wireline businesses lost a combined 41,000 and 106,000 access lines, respectively, as compared to approximately 36,000 and 93,000 combined access lines lost during the same periods in 2006. As part of the integration of CTC, the Company reviewed its access line and long distance customer counting methodology. As a result of this review, the Company changed its methodology and access lines and long distance customers reported in historical periods have been revised to conform to the revised approach. This change resulted in a reduction of Windstream's reported access lines of approximately 25,000 access lines and 34,000 long distance customers. Additionally, access lines reported by CTC in historical periods, which were counted as voice grade equivalents, were adjusted to conform with the Company’s revised counting methodology, which resulted in a reduction of approximately 23,000 lines. Other declines in access lines in 2007 primarily reflect the effects of fixed line competition and wireless substitution, and the effects of non-pay disconnects during the third quarter of 2007. The Company expects access lines to continue to be impacted by these effects for the remainder of 2007.

To slow the decline of revenue from access line loss during the remainder of 2007, the Company will continue to emphasize sales of additional services and bundling of its various product offerings including broadband, voice and digital satellite television. Windstream’s Greenstreak program was launched across all markets in the first quarter of 2007 and offers broadband along with measured local phone service that allows unlimited incoming calls, 911 access and outgoing local calls for 10 cents a minute. Additionally, the Company announced in the first quarter of 2007 a multi-year extension of an agreement with EchoStar Communications Corporation to offer DISH Network digital satellite television service to residential customers as part of a bundled product offering. Digital television service bundled with Windstream voice and broadband service offers added value and convenience for customers, and is consistent with the Company’s strategy to bundle services as a communications and entertainment company. In an effort to further develop enhanced services and bundled product offerings, the Company plans to continue to invest in its network to offer faster broadband speeds.

Deployment of high-speed broadband service is an important strategic initiative for the Company. As of September 30, 2007, 82 percent of addressable lines were broadband-capable. During the three and nine month periods ended September 30, 2007, the Company added approximately 78,000 and 174,000 broadband customers, respectively, including approximately 31,000 acquired from CTC, increasing its broadband customer base to over 830,000 customers. This represents a penetration rate of 26 percent of total access lines in service. The growth in the Company’s broadband customers more than offset the decline in customer access lines noted above. As a result, increases in revenues generated from the sales of data and special services for the period ending September 30, 2007 partially offset the revenue decline from access line losses. Speeds of up to 3Mb are currently offered to approximately 80 percent of broadband addressable lines, and up to 6Mb are offered to approximately 28 percent of those addressable lines. By year-end, Windstream plans to introduce broadband service in its largest markets at 10 to 12 Mb, which is two to six times faster than current speeds.

Voice Service Revenues

Voice revenues consist of traditional telephone services provided to both residential and business customers. These revenues include monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting. The following table reflects the primary drivers of year-over-year changes in voice service revenues:

Voice service

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$7.3		$101.7
Due to CTC acquisition	5.4		5.4
Due to reductions in expanded calling area rate plans	(3.2)		(11.2)
Due to decrease in local number portability surcharge	(0.8)		(0.8)
Due to access line losses and other	(12.9)		(40.3)
Total voice service	$(4.2)	(1)%	$54.8	6%

Increases in voice revenues in 2007 are primarily due to the acquisitions of Valor and CTC. These increases were partially offset by reductions in revenues earned from expanded calling area rate plans. As further discussed below, the Company is offering new long distance rate plans in select markets, which has resulted in customers moving from expanded calling area plans to unlimited long distance calling plans driving favorable revenue trends in long distance revenues. Voice revenues also decreased in part due to the expiration during the middle of the third quarter of 2007 of a five-year recovery period during which the Company was allowed to bill customers a surcharge to recover costs associated with local number portability. The remaining decreases in voice revenues are primarily due to the overall decline in access lines discussed above.

Long Distance Revenues

Long distance revenues includes switched interstate and intrastate long distance, long distance calling card, international calls and operator service revenues. The following table reflects the primary drivers of year-over-year changes in long distance revenues:

Long distance

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$ 0.2		$16.1
Due to CTC acquisition	1.0		1.0
Due to increases in customer billing rates	7.9		23.7
Other	1.8		6.5
Total long distance	$10.9	20%	$47.3	33%

Increases in long distance revenues are due to both the acquisitions of Valor and CTC and to an increase in customer billing rates in select markets during the fourth quarter of 2006. The remaining increases in long distance revenues in 2007 were primarily driven by new rate plans initiated in various markets during 2006 that provide packages of minutes or unlimited minutes of long distance services for a flat monthly recurring charge. As discussed above, increases in long distance packages were offset by decreases in voice revenues related to expanded area calling packages. The Company continues to introduce long distance rate plans that provide customers with various billing options.

Data and Special Access Revenues

Data and special access primarily consists of retail broadband revenue and special access dedicated circuits. The following table reflects the primary drivers of year-over-year changes in data and special access revenues:

Data and special access

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$ 8.8		$53.8
Due to CTC acquisition	2.2		2.2
Due to increases in broadband customers	13.6		35.9
Other	3.1		6.7
Total data and special access	$27.7	18%	$98.6	24%

Increases in data and special access revenues are due in part to the acquisitions of Valor and CTC as well as to the 38 percent increase in the broadband customer base over the last year. Increases in data revenues, consisting primarily of retail broadband offerings, reflect the net addition of over 227,000 broadband customers over the last twelve months, including approximately 31,000 acquired from CTC, as discussed above. The remaining increases are due primarily to special access revenues, which represent monthly flat-rate end user charges for dedicated circuits. The Company has realized increases in special access revenues due to strong demand from wireless and other carriers.

Switched Access and USF Revenues

Switched access and USF revenues include usage sensitive charges to long distance companies for access to the Company’s network in connection with the completion of interstate and intrastate long distance calls, as well as receipts from federal and state universal service funds that further subsidize the cost of providing wireline services. The following table reflects the primary drivers of year-over-year changes in switched access and USF revenues:

Switched access and USF

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$ 4.8		$83.5
Due to CTC acquisition	2.7		2.7
Due to common line USF revenues resulting from cost study updates	13.8		13.8
Due to other increases in federal universal service support	5.9		11.6
Due to unfavorable state universal service support assessment	(7.3)		(7.3)
Due to favorable settlement of inter-carrier traffic dispute	—		13.3
Due to decreases in switched access charges	(6.1)		(24.7)
Other	1.2		2.1
Total switched access and USF	$15.0	11%	$95.0	26%

Increases in switched access and USF revenues in 2007 are due in part to the acquisitions of Valor and CTC. Included in the impact of the Valor acquisition are receipts of $23.8 million and $71.0 million in Texas state USF support in the former Valor properties during the three and nine months ended September 30, 2007.

Federal USF programs, including common line and interstate access, provide federal subsidies to cover the costs of services in order to keep basic service rates affordable. Common line support revenues are based largely on the recovery of costs and network investments. During the third quarter of 2007, the Company revised previously submitted costs for 2005 through 2007 due to cost study updates supporting additional expenses in those periods as calculated for regulatory purposes. These additional expenses resulted in additional recoveries under the common line program totaling $13.8 million, which was recorded as USF revenue in the third quarter of 2007.

Additional increases in USF revenues of $6.7 million and $5.0 million for the three and nine months ended September 30, 2007, respectively were due to favorable adjustments related to the Company’s cost study updates and participation in the National Exchange Carrier Association (“NECA”) interstate access tariff pool. Revenue estimates are recorded each period to reflect the expected receipt of funds in future periods. Adjustments to projected revenues are common as pool members may submit adjustments to the pool for a period of twenty four months. The remaining increases in federal USF revenues in 2007 are due to increased common line support driven by declining access lines without a corresponding decline in costs. These increases are partially offset by decreases in High Cost Loop Support (“HCLS”). The decreases in HCLS funding primarily results from increases in the national average cost per loop, as defined by the Federal Communications Commission (“FCC”) combined with the effects of the Company’s cost control efforts. Receipts from the HCLS fund are based on a comparison of each company’s embedded cost per loop to a national average cost per loop.

During the third quarter 2007, the staff of a state Public Utility Commission (“PUC Staff”) notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued a Notice of Violation and recommended that the Company be assessed a fine in the amount of $5.2 million in addition to the initial refund request for failure to refund the requested amount. The Company believes its universal service receipts in question are in compliance with all applicable regulatory requirements, that it has not been over-compensated and that no refund or penalty is owed. The Company plans to defend its position in hopes of eliminating or reducing the assessment but at this time cannot predict the outcome of the proceeding. A liability of $7.3 million was established during the third quarter of 2007 through a reduction of switched access and USF revenues to reserve for an expected settlement of the assessment (See Note 8). Windstream’s participation in state USF programs is discussed further below under “State Regulation”.

During 2006, Windstream received federal USF support of approximately $95.0 million, and state USF support of approximately $85.0 million. Of these amounts, approximately $5.0 million and $50.0 million, respectively, were received in the former Valor markets following the merger. During 2007, Windstream expects to receive federal USF support of approximately $95.0 million, and state USF support of approximately $135.0 million. Partially offsetting expected increases due to the first full year of support recognized in the former Valor market are declines in federal USF support expected due to continued increases in the national average cost per loop and continued focus on controlling operating costs.

Decreases in switched access revenues in 2007 are due primarily to the overall decline in access lines discussed above and declining minutes of use. Partially offsetting these decreases is a $13.3 million increase that is the result of a settlement agreement reached with another carrier during the second quarter of 2007 to resolve historical traffic disputes.

Miscellaneous Revenues

Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. The following table reflects the primary drivers of year-over-year changes in miscellaneous revenues:

Miscellaneous

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$(0.5)		$ 6.9
Due to CTC acquisition	0.4		0.4
Due to network management services performed for Alltel	1.1		9.9
Due to increases in digital television revenues	1.1		4.4
Due to increases in late fees	0.6		5.8
Other	0.4		0.8
Total miscellaneous	$ 3.1	8%	$28.2	27%

Windstream earned $4.5 million and $11.2 million in digital television revenues during the three and nine month periods ended September 30, 2007, respectively, increasing its digital satellite television customer base to over 177,000 customers. Other increases in miscellaneous revenues in 2007 are primarily related to the acquisition of Valor and the provision of network management services to Alltel. During the third quarter of 2006, Windstream began providing certain network management services to Alltel pursuant to multi-year contracts. A significant portion of these revenues will be eliminated during 2008 as Alltel transitions to the provisioning of their own network services.

Product Sales

Product sales represent equipment sales to customers, including sales of broadband modems and customer premise equipment. Product sales increased 44 percent in both the three and nine month periods of 2007, or $5.2 million, and $13.8 million, respectively, as compared to the same periods of 2006. Of these increases, $2.1 million and $6.9 million, respectively, were due to increases in customer premise equipment sales to retail customers, with the remaining increases due primarily to broadband modem sales. During the fourth quarter of 2006, Windstream began selling broadband modems to customers subject to a rebate offer. The rebate offer is for a fixed amount per modem and expires after 45 days if not claimed by the customer. Modem sales recognized in the nine months ended September 30, 2007 pursuant to the rebate program have been reduced by the portion of rebates expected to be claimed by customers.

Average Revenue per Customer

Average revenue per customer per month increased 8 percent and 9 percent in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006, primarily due to broadband customer growth and pricing increases on long distance services as discussed above. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of broadband and other enhanced services to new and existing customers.

Cost of Services

Cost of services primarily consist of network facilities costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include bad debt charges and taxes other than income taxes. The following table reflects the primary drivers of year-over-year changes in cost of services:

Cost of services

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$ 7.1		$ 76.1
Due to CTC acquisition	4.4		4.4
Due to changes in interconnection expenses	(2.9)		17.7
Due to increases in bad debt expense	4.7		5.9
Due to increases in business taxes and USF fees	1.3		6.8
Due to increases in contract labor	1.0		5.9
Other	(4.2)		3.3
Total cost of services	$ 11.4	5%	$120.1	19%

Increases in cost of services in 2007 are primarily due to the acquisitions of Valor and CTC. Additional increases in interconnection expenses are due to increases in the volume of long distance traffic resulting from the increases in customers on packaged minute and unlimited usage rate plans as discussed above. Interconnection expenses also increased due to increases in Internet usage associated with increases in broadband customers. Partially offsetting these increases in the third quarter of 2007 are the favorable impacts of negotiated rate reductions and settlements with other carriers for disputed network access and termination charges. Increases in bad debt expense in 2007 are primarily due to increases in non-pay disconnects and other account write-offs. Increases in business taxes and USF fees were due primarily to increases in the contribution factors used to determine the Company’s USF obligations, as well as due to increases in USF contributions related to the increases in long distance revenues. Increases in contract labor is due in part to cost of removal expense, which was reflected as depreciation expense rather than as cost of services under the application of SFAS No. 71 during the first half of 2006.

Cost of Products Sold

Cost of products sold increased $7.8 million, or 95 percent, and $15.8 million, or 66 percent, in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods of 2006, primarily due to costs associated with sales of broadband-capable modems, as well as due to an increase in customer premise equipment sales to retail customers as discussed above.

Selling, General, Administrative and Other Expenses (“SG&A”)

SG&A expenses include sales and marketing, advertising, information technology support systems, administrative rents and professional fees. These expenses also include salaries and wages and employee benefits not directly associated with the provision of services. The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

Selling, general, administrative and other expenses

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$(0.9)		$17.8
Due to CTC acquisition	1.9		1.9
Increases in advertising	4.6		12.8
Increases in distribution expense	2.1		4.9
Other	2.2		4.9
Total selling, general, administrative and other expenses	$ 9.9	12%	$42.3	19%

Increases in SG&A expenses in 2007 are primarily due to the acquisitions of Valor and CTC, as well as due to increases in selling and marketing expenses. Increases in advertising expense in 2007 are the result of aggressive marketing around Windstream’s new brand. Increases in selling expenses also resulted from the Company’s strategic decision to expand its distribution network to include retail stores, telemarketing and other alternative channels such as door-to-door sales. The remaining increases in general and administrative expenses are the result of a shift from allocated corporate costs received from Alltel in 2006 prior to the spin off to the Company’s stand-alone corporate cost structure in 2007. The year-over-year decrease in SG&A expenses specific to Valor in the third quarter is primarily due to the synergies realized in 2007 for the elimination of duplicate corporate overheads and the termination of executive management pursuant to the merger with Valor during the third quarter of 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definitive-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

Depreciation and amortization expense

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$3.7		$ 64.6
Due to CTC acquisition	4.4		4.4
Other	0.4		(8.3)
Total depreciation and amortization expense	$8.5	7%	$ 60.7	19%

Increases in depreciation and amortization expense in 2007 are primarily due to the acquisitions of Valor and CTC, including the amortization of acquired intangible assets (See Note 6). Partially offsetting these increases were decreases in depreciation expense reflecting the results of studies completed during the second quarter of 2007 and during 2006 that lowered the Company’s depreciation rates. Depreciable lives were revised to reflect the estimated remaining useful lives of wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers (See Note 2). During the remainder of 2007, the Company expects to review the depreciation rates utilized in its remaining wireline operations that have not been reviewed over the last three years.

Royalty expense

Royalty expense decreased $129.6 million, or 100 percent, in the nine months ended September 30, 2007, as compared to the same periods of 2006. Historically, certain of the Company’s wireline subsidiaries incurred a royalty expense from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. In anticipation of the spin off and merger with Valor, Alltel and the Company terminated this licensing agreement on June 30, 2006 as the Company no longer uses the Alltel brand name.

Wireline Segment Income

The following table reflects the primary drivers of year-over-year changes in wireline segment income:

Wireline segment income

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$ 11.0		$ 108.6
Due to CTC acquisition	0.7		0.7
Due to termination of the licensing agreement with Alltel	—		129.6
Due to USF revenues resulting from cost study updates	13.8		13.8
Due to state universal service support assessment	(7.3)		(7.3)
Due to favorable settlement of inter-carrier traffic dispute	—		13.3
Due to decreases in switched access charges	(6.1)		(24.7)
Other	8.8		(3.3)
Total wireline segment income	$ 20.9	8%	$ 230.7	37%

The remaining changes in segment income in 2007 primarily resulted from the decline in revenues associated with the continued access line losses, partially offset by the favorable effects of reduced depreciation rates and increases in broadband customers, as discussed above.

Set forth below is a summary of the restructuring and other charges related to the wireline operations that were not included in the determination of wireline segment income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2007	2006	2007	2006
Transaction costs	$0.3	$2.5	$0.3	$6.1
Signage and other rebranding costs	1.2	11.2	1.2	11.4
Computer system separation and conversion costs	1.0	1.1	1.0	4.6
Severance and employee benefit costs	0.3	0.6	3.4	0.8

Total restructuring and other charges	$2.8	$15.4	$5.9	$22.9

Regulatory Matters – Wireline Operations

The Company’s incumbent local exchange carrier subsidiaries (collectively the “ILECs”) are regulated by both federal and state agencies. Interstate products and services and related earnings are subject to federal regulation by the FCC, while local and intrastate products and services and related earnings are subject to regulation by state Public Service and Utility Commissions (“PSCs” or “PUCs”). The FCC has principal jurisdiction over interstate switched and special access rates and broadband service offerings and regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. State PSCs have principal jurisdiction over matters including local service rates, intrastate access rates, quality of service, depreciation rates, the disposition of public utility property, the issuance of securities or debt by the local operating companies, and the accounting systems used by telecommunication companies.

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

Inter-carrier Compensation

The Company’s local exchange subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of inter-exchange traffic through network access charges that are established in accordance with state and federal laws.

With the exception of the Nebraska, New Mexico and a portion of the Kentucky, Oklahoma and Texas operations (collectively “the price-cap ILEC companies”), the Company’s interstate ILEC operations, consisting primarily of network access services, are subject to rate-of-return regulation by the FCC. Under rate-of-return regulation, interstate rates are established based on forecasted investment and expenses plus a return on investment, which is currently 11.25%. The price-cap ILEC companies’ interstate operations are subject to price-cap regulation by the FCC. Under price-cap regulation, interstate rates are not established in direct relation to forecasted investment and expense but are adjusted periodically based on economic indices. Companies meeting certain criteria had the option to elect price-cap regulation for interstate services as part of an FCC order issued in May 2000 (the “CALLS plan”). The CALLS plan expired on July 1, 2005, and to date, the FCC has not established a successor mechanism for regulating price-cap companies. Nonetheless, the rules put in place by adoption of the CALLS plan remain in effect until the FCC modifies or otherwise replaces them. On August 7, 2007, Windstream filed a petition with the FCC to convert the majority of its remaining interstate rate-of-return regulated operations to price cap regulation. Under price cap regulation, rates for interstate services are no longer directly tied to forecasted investment and expense and broadband services can be deregulated. The FCC is reviewing the petition and in a recently concluded public comment period, many of the company’s larger wholesale customers filed comments in favor of the petition. There were no comments filed in opposition. The Company expects its petition to be approved by the FCC prior to July 1, 2008.

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

In July 2006 the National Association of Regulatory Utility Commissioners’ Task Force on Inter-carrier Compensation filed an industry-sponsored reform plan called the “Missoula Plan” which proposes a comprehensive reform to the current inter-carrier compensation system. In summary, the Missoula Plan proposes to reduce rates carriers charge one another to originate and terminate calls between networks, making up the difference by allowing end user retail rates to increase and creating additional funding through an expanded universal service program. The Company supports the proposed Missoula Plan because it would bring stability and certainty to the marketplace and encourage continued network investment for the benefit of customers and carriers. The outcome of this proceeding would change the way the Company receives compensation from, and remits compensation to, other carriers, its end user customers, and the federal universal service fund. Until the FCC’s inter-carrier compensation proceeding concludes, and until any changes to the existing rules are established, the Company cannot estimate the impact the proposed changes would have on its ILEC revenues and expenses, or when the changes would occur.

On July 6, 2005, a hearing examiner issued a recommended order to the Georgia PSC that, if adopted, would prospectively preclude LECs from assessing access charges for non-local intrastate calls between 0 and 16 miles that originate on the network of one LEC and terminate on the network of a different LEC. We, along with other LECs in Georgia, requested that the Georgia PSC reject the recommended order and find that network access charges continue to apply to these intrastate calls. If the Georgia PSC ultimately adopts the recommended order, the Company would incur a reduction in annual revenues of approximately $12.0 million. A final order has not yet been issued by the PSC, and it appears less likely that the PSC will affirm the recommended decision as time passes.

On October 5, 2007, Verizon filed a complaint with the Ohio PUC alleging that the Company’s intrastate access rates are excessive and should be reduced to the same levels charged by the largest LECs in Ohio, or in the alternative, to the Company’s interstate access levels. If the Ohio PUC were to grant Verizon’s request and require the Company to implement the large LEC rate structure, the Company would incur a reduction in annual revenues not to exceed $7.0 million. The Company will request that the Ohio PUC deny Verizon’s requested relief, but cannot currently predict the outcome of Verizon’s complaint. The Ohio PUC, however, has not acted upon previous attempts of similar nature.

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

On May 1, 2007, the Federal/State Joint Board on Universal Service (the “Joint Board”) released a recommended decision for consideration by the FCC whereby an interim cap would be placed on the amount of high-cost support that competitive ETCs may receive. The interim cap would be determined on a state level based on the average level of support distributed to competitive ETCs in 2006. The FCC will determine whether or not to adopt the recommended interim cap. The Company does not expect material changes to its existing federal universal service support as a result of the Joint Board’s recommendation and potential adoption by the FCC.

In addition, the Joint Board committed to make further recommendations for more comprehensive universal service reform within six months from the date of its recommended decision. Specifically, the Joint Board is considering the use of reverse auctions for distribution of high-cost support. The Joint Board must still consider whether geo-coded information, used to identify the precise location of customers, could be used to better target support to high-cost areas, whether the requirement that support to competitive ETCs be based on the ILEC’s costs should be changed, and whether broadband should be added to the list of services supported by the high-cost programs. On September 6, 2007, the Joint Board issued a further statement announcing that its members had tentatively agreed that the reformed support mechanisms will focus on voice, broadband and mobility and will be guided by four principles in addition to those already defined by the Act. The four additional principles are cost control, accountability, state participation and infrastructure build out in unserved areas. The Company cannot estimate at this time the impact resulting from the Joint Board’s recommended changes, if any, to the universal service programs.

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

The FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company (“USAC”) begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-Deficiency Act (“ADA”), the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to consumers. In April 2005, the FCC tentatively concluded that the high-cost and low-income universal service programs of the universal service fund are compliant with ADA requirements, and has asked the Office of Management and Budget (“OMB”) to make a final determination on this issue, which they have yet to do. On February 16, 2007, Congress passed legislation to exempt the USF from ADA requirements until December 31, 2007. On January 5, 2007 a bill was introduced to exempt permanently the federal USF from ADA requirements. The bill has 23 co-sponsors and has been referred to the House Commerce Committee.

VoIP Telephony

A number of carriers have begun offering voice telecommunications services utilizing VoIP telephony. VoIP is challenging existing regulatory definitions and raises questions concerning how Internet Protocol (“IP”) enabled services should be regulated, if at all. Several state commissions attempted to assert jurisdiction over VoIP services, but federal courts in New York and Minnesota ruled that the FCC preempts the states with respect to jurisdiction. On March 21, 2007, the U.S. Court of Appeals for the Eighth Circuit affirmed the FCC’s order asserting jurisdiction over certain VoIP services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. Even though the FCC has not yet determined the regulatory treatment for IP-enabled services, it has required VoIP providers that terminate or receive calls from the public switched network to contribute into the federal universal service fund and to comply with Communications Assistance for Law Enforcement Act (“CALEA”), Customer Proprietary Network Information (“CPNI”) and E911 requirements. With regard to inter-carrier compensation, the extent of federal regulation and payment obligations for VoIP telephony services may depend in large part on whether a particular service is considered a “telecommunications service” or “information service.” If the FCC ultimately determines that VoIP services are generally not subject to existing inter-carrier compensation mechanisms, we would be competitively disadvantaged compared to VoIP service providers.

Broadband Services

On March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service. This ruling was upheld by the United States Supreme Court. In addition, on September 23, 2005, the FCC released an order declaring Digital Subscriber Line (“DSL”) offerings, as well as other broadband Internet access services offered over wireline technologies, “information services” functionally integrated with telecommunications and no longer subject to a higher level of regulation as compared to cable modem service. The order further provides price-cap companies the option to deregulate DSL and rate-of-return companies the option to de-tariff DSL. The Company elected to deregulate its broadband services in the price-cap ILEC companies effective October 2006 and now benefits from the decreased regulation of its broadband services, providing the Company with additional retail pricing flexibility and relief from federal universal service fund contributions. On April 1, 2007, the Company de-tariffed its broadband services in certain of its rate-of-return companies, and now also benefits from decreased regulatory oversight and additional retail pricing flexibility. The Company de-tariffed broadband services for its remaining rate-of-return companies on July 1, 2007. Rate-of-return properties will continue to include broadband service revenues in their federal universal service fund assessable revenue base. The Company’s broadband products are experiencing significant growth throughout its service areas, and these recent actions improve our regulatory position compared to the non-regulated cable modem service which is our primary broadband competitor.

CALEA

Under CALEA, the Company is required to provide law enforcement officials with call content and call identifying information upon receipt of a valid electronic surveillance warrant. The Company is compliant in all material respects with all CALEA requirements.

CPNI

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

Other Federal Regulations

On July 26, 2007, the Company received an inquiry from the FCC’s Enforcement Bureau questioning certain details surrounding the Company’s compliance with FCC reporting requirements related to network outages. The specific outage in question occurred on November 30, 2006 in Georgia. The Company submitted its response within the timeframe requested by the Enforcement Bureau and continues to work with members of the Enforcement Bureau to satisfy their inquiry. Under its authority the FCC could levy a fine if it were to find that the Company did not comply with its network outage reporting requirements. The Company does not believe that the amount of the potential fine, if any, would be significant.

State Regulation

Local and Intrastate Rate Regulation

Most states in which the Company’s ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services, either by law or PSC rules. The Company has elected alternative regulation for its ILEC subsidiaries in all states except New York. On March 20, 2007, the company filed a petition with the Mississippi PSC electing to be regulated under the small company alternative regulation plan. The petition was approved by the state’s PSC during the second quarter of 2007.

Universal Service

The Company receives state universal service support in a limited number of states in which it operates. In the third quarter of 2007, Windstream received $33.3 million in state universal service support. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. In the third quarter of 2007, Windstream received $25.0 million from the Texas USF. The purpose of the Texas USF is to assist telecommunications providers in providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All customers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge on the bill. In September 2005, the Texas Legislature adopted significant telecommunications reform legislation. Part of that legislation directed the Texas PUC to initiate a study of the Texas USF and to make a report to the Texas Legislature. The Texas PUC completed its review and issued its report to the 2007 Texas Legislature in December 2006. The report recommended that the high-cost program for small companies be reviewed further to ensure the reasonableness of basic local service rates and the process for determining which lines are eligible for support. Windstream receives approximately $12.0 million annually from the small company program. The report also concluded that the high-cost program for large companies should be updated and that the Texas PUC conduct a proceeding or rulemaking under current law to consider, at a minimum, whether any appropriate re-sizing and/or re-targeting of support is necessary. This proceeding was formally initiated in September 2007. A final order from the PUC is not expected until the second quarter of 2008, at the earliest. Windstream receives approximately $92.1 million from the large company program. The Company cannot estimate at this time the financial impact resulting from changes, if any, to either of the high-cost programs.

During the third quarter 2007, the staff of a state Public Utility Commission (" PUC Staff") notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued a Notice of Violation and recommended that the Company be assessed a fine in the amount of $5.2 million in addition to the initial refund request for failure to refund the requested amount. The Company believes its universal service receipts in question are in compliance with all applicable regulatory requirements, that it has not been over-compensated and that no refund or penalty is owed. The Company plans to defend its position in hopes of eliminating or reducing the assessment but at this time cannot predict the outcome of the proceeding. A liability of $7.3 million was established during the third quarter of 2007 through a reduction of service revenues to reserve for an expected settlement of the assessment.

Other State Regulations

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

Product Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Revenues and sales:
Product sales	$90.6	$81.8	$259.3	$233.9

Total revenues and sales	90.6	81.8	259.3	233.9

Costs and expenses:
Cost of products sold	85.2	76.7	243.0	218.6
Selling, general, administrative and other	5.7	5.6	16.8	10.9
Depreciation and amortization	0.3	—	0.6	0.8

Total costs and expenses	91.2	82.3	260.4	230.3

Segment income (loss)	$(0.6)	$(0.5)	$(1.1)	$3.6

Revenues and sales from the Company’s product distribution operations reflect sales of telecommunications equipment to affiliated wireline subsidiaries and non-affiliated telecommunications companies. Revenues and sales from the Company’s product distribution operations increased 11 percent in both the three and nine month periods of 2007, or $8.8 million, and $25.4 million, respectively, as compared to the same periods of 2006. Sales of telecommunications equipment and data products to the Company’s affiliated subsidiaries increased $15.9 million and $39.1 million in the three and nine month periods, respectively. This was due primarily to increases in capital expenditures in the Company’s wireline operations and increases in modems supplied to new broadband customers. Conversely, sales to external customers decreased $7.1 million and $13.7 million in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods of 2006, reflecting decreases in sales to smaller telecommunications providers and contractors. Declines in sales to these higher margin external customers along with a shift from allocated corporate costs from Alltel in 2006 prior to the spin off to the Company’s stand-alone corporate cost structure in 2007 contributed to a $0.1 million and $4.7 million decline in segment income in the three and nine month periods of 2007, respectively, as compared to the same periods of 2006.

During the three months ended March 31, 2007, the product distribution segment incurred $0.1 million in restructuring and other charges related to a workforce reduction, which were not included in the determination of segment income for the period.

Other Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Revenues and sales:
Directory publishing	$30.7	$31.6	$98.7	$106.7
Wireless	3.8	—	3.8	—
Telecommunications information services	—	0.7	—	8.8

Total revenues and sales	34.5	32.3	102.5	115.5

Costs and expenses:
Cost of services	1.7	0.4	1.7	7.8
Cost of products sold	22.1	22.9	72.1	78.1
Selling, general, administrative and other	7.3	6.7	22.6	20.5
Depreciation and amortization	0.3	0.6	0.3	1.7

Total costs and expenses	31.4	30.6	96.7	108.1

Segment income	$3.1	$1.7	$5.8	$7.4

Revenues and sales from the Company’s other operations are derived from revenues associated with publishing directories for affiliated and non-affiliated local exchange carriers, wireless services and equipment, and charges to non-affiliated telecommunications companies for customer billing and other information services. Revenues and sales attributable to the Company’s other operations increased $2.2 million, or 7 percent, and decreased $13.0 million, or 11 percent, in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006.

The acquisition of CTC and its wireless operations during the third quarter of 2007 resulted in additional revenues of $3.8 million. Revenues derived from directory publishing decreased $0.9 million, or 3 percent, and $8.0 million, or 7 percent, in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods of 2006, due to a decline in the number of directories published for non-affiliates during 2007. Telecommunications information services revenues decreased 100 percent, or $0.7 million, and $8.8 million, in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods of 2006, due to the loss of billings earned from Valor, which represented the Company’s only unaffiliated customer prior to the merger. The Company no longer recognizes revenues or incurs expenses for these activities.

Other operations segment income increased $1.4 million and decreased $1.6 million in the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in the prior year. Increases in other operations segment income in both periods was due to the acquisition of CTC and the effects of its wireless operations. Decreases in both periods are due to the decline in margins associated with the loss of directory and information services revenues.

For the nine months ended September 30, 2007, the Company incurred $3.3 million in fees related to the anticipated sale of its directory publishing business and $0.2 million in costs associated with the acquisition of the CTC wireless operations. These charges were not included in the determination of segment income for the three and nine month periods ended September 30, 2007.

For further discussion of the pending sale of the publishing business, see Note 17.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
(Millions)	2007	2006
Cash flows from (used in):
Operating activities	$683.8	$886.2
Investing activities	(813.9)	(167.1)
Financing activities	(188.8)	(358.0)

Increase (decrease) in cash and short-term investments	$(318.9)	$361.1

Cash Flows-Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities decreased by $202.4 million in the nine month period ended September 30, 2007, as compared to the same period in 2006. Of this decrease, $219.1 million was due to increases in payments for interest and taxes. The Company did not make its first interest and tax payments following the spin off and merger transactions until the fourth quarter of 2006. These decreases were partially offset by cash flows generated in the first nine months of 2007 from the acquired Valor and CTC operations. Additionally, cash provided from operations also reflects changes involving timing differences in purchases of inventory, billing and collection of accounts receivable and the payment of trade payables, other current liabilities and other liabilities.

During the first nine months of 2007, the Company generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2007.

Cash Flows-Investing Activities

Capital expenditures are the Company’s primary use of capital resources. Capital expenditures for the nine months ended September 30, 2007 were $268.3 million, as compared to $244.2 million for the same period in 2006. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to offer enhanced communications services, including high-speed broadband services. The Company funded its capital expenditures through internally generated funds.

Cash outlays for the purchase of CTC, net of cash acquired, were $547.6 million in the nine months ended September 30, 2007. These cash outlays were funded in part through $250.0 million in borrowings from the Company’s revolving line of credit in its senior secured credit facilities, with the remainder funded from cash on hand. During the first nine months of 2006, investing activities included $69.0 million of net cash assumed in the acquisition of Valor.

Cash Flows-Financing Activities

The Company’s board of directors has adopted a current dividend policy for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This policy can be changed at any time at the discretion of the board of directors. The dividend declared on August 3, 2006 was prorated from July 17, 2006, the effective date of the Merger with Valor, and the indicated quarterly dividend rate implied by the prorated dividend was $0.25 per share. Set forth below is a summary of dividend payments:

Dividend Date Declared	Amount Per share	Record Date	Date Paid	Amount Paid (Millions)
August 3, 2006	$0.204	September 30, 2006	October 16, 2006	$97.3
November 7, 2006	$0.25	December 29, 2006	January 16, 2007	$119.2
February 7, 2007	$0.25	March 30, 2007	April 16, 2007	$119.3
May 9, 2007	$0.25	June 29, 2007	July 16, 2007	$119.3
August 7, 2007	$0.25	September 28, 2007	October 15, 2007	$119.3

During the nine months ended September 30, 2006, the Company completed the spin off from Alltel and merger with Valor. As further discussed under “Liquidity and Capital Resources,” in connection with the spin off, on July 17, 2006, the Company paid a special dividend to Alltel of $2,275.1 million. Additionally, in periods prior to the spin off, dividend payments to Alltel were a significant use of capital resources for the Company. Dividend payments to Alltel amounted to $99.0 million in the nine month period ended September 30, 2006. Subsequent to the merger, the Company paid $4.9 million of dividends on common shares that had been declared and accrued by Valor prior to the transaction.

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

Repayments of borrowings were $577.7 million for the nine months ended September 30, 2007 and $861.4 million for the nine months ended September 30, 2006. Debt issued, net of issuance costs, during the nine months ended September 30, 2007 and 2006 totaled $748.9 million and $3,158.8 million, respectively. Repayments of borrowings and debt issued during the nine months ended September 30, 2007 was primarily due to a $500.0 million debt refinancing transaction discussed in further detail below in the discussion of Liquidity and Capital Resources. Additionally, the Company repaid $40.0 million of borrowings under its revolving line of credit during the third quarter of 2007. As previously discussed under “Acquisitions,” borrowings of $250.0 million from the Company’s $500.0 million revolving line of credit were used to finance a portion of the CTC acquisition during the nine months ended September 30, 2007, of which $40.0 million was repaid during the third quarter of 2007 using cash from operations. Net of approximately $6.0 million in letters of credit, the Company has approximately $284.1 million in remaining capacity under this credit facility. The Company’s revolving line of credit was undrawn as of September 30, 2006, other than the letters of credit. Other repayments of long-term debt in 2007 included the retirement of $37.5 million of CTC’s debt obligations and other required scheduled principal payments under the Company’s existing long-term debt obligations.

During the nine months ended September 30, 2006, and in conjunction with the spin off from Alltel and merger with Valor, the Company repaid $80.8 million of debt, including $11.9 million in current maturities, previously issued by the Company’s wireline operating subsidiaries. The Company funded the repayment of operating company debt and a $2,275.1 million special dividend payment to Alltel from $2.4 billion of borrowings under a new senior secured credit agreement. In addition, the Company issued $1,746.0 million of exchange notes to Alltel, net of original issue discount of $42.8 million. In conjunction with the merger with Valor, the Company issued $800.0 million of senior notes, the proceeds of which were used to repay Valor’s existing credit facility of $780.6 million.

Prior to the spin off from Alltel, the Company participated in the centralized cash management practices of Alltel. Under these practices, cash balances were transferred daily to Alltel bank accounts, and the Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. During the nine months ended September 30, 2006, the Company reduced its overall net borrowings from Alltel by $276.4 million.

Liquidity and Capital Resources

The Company believes that it has adequate operating cash flows to finance its ongoing operating requirements, including capital expenditures, scheduled principle payments of long-term debt and payment of dividends. On February 27, 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent (“the refinancing transaction”). Windstream used the net proceeds of the offering to repay $500.0 million of amounts outstanding under its term loan portion of its senior secured credit facilities. Additionally, Windstream received consent of lenders to an amendment and restatement of its $2.9 billion senior secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under Tranche B of the term loan portion of the facilities; modify the pre-payment provision; and modify certain covenants to permit the consummation of the previously announced split off of its directory publishing business.

As previously discussed, on July 17, 2006, Alltel completed the spin off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. Pursuant to the plan of Distribution and immediately prior to the effective time of the Merger with Valor described below, Alltel contributed all of the wireline assets in exchange for: (i) newly issued Company common stock (ii) the payment of a special dividend to Alltel in an amount of $2,275.1 million and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”). In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by the Company’s wireline operating subsidiaries. Also in connection with the Contribution the Company borrowed approximately $2.4 billion through a new senior secured credit agreement that was used to fund the special dividend and repay $80.8 million (plus $7.9 million in related make-whole premiums and $1.9 million in accrued interest)

of the long-term debt assumed by the Company in the Contribution. The debt securities issued by the Company to Alltel as part of the Contribution consisted of 8.625 percent senior notes due 2016 with an aggregate principal amount of $1,746.0 million (the “Company Securities”). The Company Securities were issued at a discount, and accordingly, at the date of their distribution to Alltel, the Company Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). Following the Contribution, Alltel distributed 100 percent of the common shares of the Company to its shareholders as a tax-free dividend. Alltel also exchanged the Company Securities for certain Alltel debt held by certain investment banking firms. The investment banking firms subsequently sold the Company Securities in the private placement market. On November 28, 2006, the Company replaced the Company Securities with registered senior notes in the same amount with the same maturity.

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

Windstream’s credit facility and long-term credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) were as follows at September 30, 2007:

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

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt borrowing agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2007, the Company was in compliance with all such covenants and restrictions. Current maturities of long-term debt were $65.2 million and $21.2 million for the nine months ended September 30, 2007 and 2006, respectively. The Company expects to fund the payment of the current obligation through operating cash flows.

Because of restrictions contained in the Merger Agreement with Alltel, Windstream may be limited in the amount of stock that it can issue to make acquisitions or raise additional capital in the two year period ending July 17, 2008. These restrictions are intended to prevent Windstream from taking any actions that could cause the spin off from Alltel to be taxable to Alltel under Section 355(e) of the Internal Revenue Code or otherwise jeopardize the tax-free status of the spin off from Alltel. In particular, during the two year period ending July 17, 2008, Windstream is prohibited from entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of Windstream stock or the issuance of shares of Windstream’s stock, or options to acquire or other rights in respect of such stock, in excess of a permitted basket of 71,130,989 shares (as adjusted for stock splits, stock dividends, recapitalizations, reclassifications and similar transactions), unless, generally, the shares are issued to qualifying Windstream employees or retirement plans, each in accordance with “safe harbors” under regulations issued by the Internal Revenue Service (“IRS”). Nevertheless, Windstream can take any of the actions described above in the event that the IRS grants a favorable ruling to Alltel or Windstream as to the effect of such action on the tax-free status of the spin off. As previously discussed, the transaction to split off the Company’s publishing business with WCAS will result in the repurchase of at least 19,574,422 shares of Windstream common stock, which will accordingly reduce the permitted basket of shares for use in future transactions until the restricted payment period ends.

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

Contractual Obligations and Commitments

Windstream disclosed in its financial statements for the year ended December 31, 2006 a summary of the Company’s material contractual obligations and commitments. As discussed under “Liquidity and Capital Resources”, on February 27, 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019 and used the net proceeds of the offering to repay $500.0 million of amounts outstanding under its term loan portion of its senior secured credit facilities. Additionally, as previously discussed under “Acquisitions,” borrowings of $250.0 million from the Company’s $500.0 million revolving line of credit were used to finance a portion of the CTC acquisition during the nine months ended September 30, 2007, of which $40.0 million was repaid during the third quarter of 2007.

Set forth below is a summary of future repayments of long-term debt obligations and related interest expense as of September 30, 2007, in consideration of the refinancing transaction and the CTC acquisition:

	Payments Due by Period
(Millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current maturities (b)	$65.2	$185.9	$583.0	$4,892.5	$5,726.6
Interest payments on long-term debt obligations (c)	433.3	858.4	799.1	1,173.7	3,264.5

Total projected long-term debt and interest payments	$498.5	$1,044.3	$1,382.1	$6,066.2	$8,991.1

(a)	Excludes $(27.7) million of unamortized discounts included in long-term debt at September 30, 2007.

(b)	Variable rates are calculated in relation to LIBOR.

The Company did not recognize significant obligations as a result of the adoption of FIN 48 on January 1, 2007.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 in the Company’s Annual Report on Form 10-K, the Company identified the critical accounting policies that affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, accounting for interest rate swaps, and accounting for current and deferred income taxes. See Note 2, for discussion relating to the Company’s adoption of FIN 48.

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

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain “forward-looking statements”. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the Quarterly Report on Form 10-Q for the period ending September 30, 2007. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others: adverse changes in economic conditions in the markets served by Windstream; the extent, timing and overall effects of competition in the communications business; continued access line loss; the impact of new, emerging or competing technologies; the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities; the availability and cost of financing in the corporate debt markets; the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations; the effects of federal and state legislation, rules and regulations governing the communications industry; the adoption of inter-carrier compensation and/or universal service reform proposal by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream; an adverse development regarding the tax treatment of the spin off from Alltel on July 17, 2006 and the restrictions on certain financing and other activities imposed by the tax sharing agreement with Alltel; the failure to successfully complete the contemplated split off of our directory publishing business, Windstream Yellow Pages, in what Windstream expects to be a tax-free transaction to affiliates of Welsh, Carson, Anderson & Stowe; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; unexpected results of litigation; the effects of work stoppages; the impact of equipment failure, natural disasters or terrorist acts; and those additional factors under the caption “Risk Factors” in the Form 10-K for the year ended December 31, 2006. In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risks at September 30, 2007 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007. The Company is primarily exposed to market risk from changes in interest rates. The Company does not own significant marketable equity securities nor does it operate in foreign countries, and therefore Windstream is not materially exposed to market risk from changes in equity prices or foreign currency rates. Windstream has estimated its interest rate risk using a sensitivity analysis. For Windstream’s variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. The results of the sensitivity analysis used to estimate market risk is presented below. Actual results may differ from this estimate.

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

The Company’s earnings are affected by changes in variable interest rates related to Windstream’s borrowings under its senior secured credit facilities. Due to the interest rate risk inherent in the variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million at July 17, 2006 to convert variable interest rate payments to fixed. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,450.0 million as of September 30, 2007. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 5.36 percent at September 30, 2007. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Derivative Financial Instruments”, as amended.

After the completion of the refinancing transaction on February 27, 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $118.9 million as of September 30, 2007, are recognized in net income, including a $2.9 million loss for the three months ended, September 30, 2007, which offsets a $2.9 million gain realized during the first six months of 2007. These activities are reflected as other income in the unaudited consolidated statement of income for the three and nine months ended September 30, 2007, respectively.

A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $6.6 million. Conversely, a hypothetical decrease of 100 basis points in variable interest rates would increase annual pre-tax earnings by approximately $6.6 million.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 16, 2006, the Company received a negative ruling in a binding arbitration proceeding previously brought against Valor Communications Southwest LLC and Valor Communications Group, Inc., by former employees regarding stock option award agreements. On January 8, 2007, the arbitrator entered a final award for the former employees of $7.2 million for the value of options that the Company asserts were without value immediately prior to Valor’s initial public offering in February 2005. The Company had established a liability for this amount in accounting for the merger with Valor in 2006. The basis for the award was the arbitrator’s finding that these particular claimants’ options were extended past the initial public offering date. In September 2007, the Company entered into a confidential settlement agreement that resolved this matter through a cash payment in an amount less than the amount of the arbitrator’s final award in return for a full and complete release of all claims from the claimants. The Company made no admission of liability in the settlement of this matter.

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

Item 1A. Risk Factors

During the first nine months of 2007, there have been no material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table contains information for shares repurchased during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
August 1, 2007	170,667	$13.86	—	—
Total	170,667	$13.86	—	—

On August 1, 2007, Windstream acquired shares of common stock at market value associated with the grant of restricted shares. In August 2006 Windstream granted restricted stock awards to officers and employees. The shares reflected above were relinquished by employees in exchange for the Company to pay federal and state withholding obligations resulting from the vesting of the restricted stock. The repurchases were not made pursuant to a publicly announced plan.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at page 63.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Brent K. Whittington
Brent K. Whittington
Executive Vice President—Chief Financial Officer
(Principal Financial Officer)
November 8, 2007

WINDSTREAM CORPORATION

FORM 10-Q

INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(	*)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(	*)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(	*)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(	*)

(*)	Filed herewith.