Form 10-K
period 2007-12-31
WINDSTREAM CORP
filed 2008-02-29
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☒ YES ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ YES ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
☐ YES ☒ NO

Aggregate market value of voting stock held by non-affiliates as of June 29, 2007 -         $7,046,642,389

Common shares outstanding, February 22, 2008 -                 453,981,267

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2008 Annual Meeting of Stockholders The Exhibit Index is located on pages 35 to 38.	Part III

Windstream Corporation

Form 10-K, Part I

Windstream Corporation

Form 10-K, Part I

Item 1. Business

THE COMPANY

GENERAL

In this report, Windstream Corporation and its wholly owned subsidiaries are referred to as “Windstream”, “we”, or “the Company”. Windstream is a corporation organized under the laws of the state of Delaware, and it was organized under the name Valor Communications Group, Inc. (“Valor”) in 2004. For all periods prior to the merger with Valor described herein, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel Corporation (“Alltel”).

Windstream is one of the largest providers of telecommunications services in rural communities in the United States, and based on the number of telephone lines in service, is the fifth largest local telephone company in the country. Windstream has focused its communications business strategy on enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. The Company’s subsidiaries provide local telephone, high-speed Internet, long distance, network access, and video services in sixteen states.

The following map reflects Windstream’s service territories.

The Company’s web site address is www.windstream.com. Windstream files with, or furnishes to, the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as various other information. Windstream makes available free of charge through the Investor Relations page of its web site its annual reports, quarterly reports, and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC. In addition, on the corporate governance section of the Investor Relations page of its web site, Windstream makes available its Code of Ethics, the Board of Directors’ Amended and Restated Corporate Governance Board Guidelines, and the charters for its Audit, Compensation, and Governance Committees. Windstream will provide to any stockholder a copy of the Governance Board Guidelines and the Committee charters, without charge, upon written request to Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

FORMATION OF WINDSTREAM

On July 17, 2006, Alltel completed the spin off of its wireline telecommunications division, Alltel Holding Corp. Pursuant to the spin off, Alltel contributed all of its wireline assets to the Company in exchange for: (i) newly issued Company common stock, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”). In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by the Company’s wireline subsidiaries. Following the Contribution, Alltel distributed 100 percent of the common shares of the Company to its shareholders as a tax-free dividend.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

Immediately after the consummation of the spin off, Alltel Holding Corp. merged with and into Valor, with Valor continuing as the surviving corporation. The merger was accounted for using the purchase method of accounting for business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, with Alltel Holding Corp. serving as the accounting acquirer. The accompanying consolidated financial statements reflect the combined operations of Alltel Holding Corp. and Valor following the spin off and merger transactions on July 17, 2006. Results of operations prior to the merger and for all historical periods presented are for Alltel Holding Corp. The resulting company was renamed Windstream Corporation. As a result of the merger, all of the issued and outstanding shares of the Company’s common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of its common stock to Alltel shareholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of the Company’s common stock outstanding as of the effective date of the merger. Upon completion of the merger, Alltel’s stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, Windstream, and the stockholders of Valor owned the remaining approximately 15 percent of such equity interests. In addition, Windstream assumed Valor debt valued at $1,195.6 million.

MATERIAL ACQUISITIONS COMPLETED DURING THE LAST FIVE YEARS

On August 31, 2007, Windstream completed the acquisition of CT Communications, Inc. (“CTC”) in a transaction valued at $584.3 million. Under the terms of the agreement the shareholders of CTC received $31.50 in cash for each of their shares with a total cash payout of $652.2 million. The transaction value also includes a payment of $37.5 million made by Windstream to satisfy CTC’s debt obligations, offset by $105.4 million in cash and short-term investments held by CTC. Including $25.3 million in severance and other transaction-related expenses, the total cost of the acquisition was $609.6 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand.

The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. The access lines and high-speed Internet customers added through the acquisition significantly increased Windstream’s presence in North Carolina and provides the opportunity to generate significant operating efficiencies with contiguous Windstream markets. The transaction has increased Windstream’s position in these markets where it can leverage its brand and bring significant value to customers by offering competitive bundled services. The former CTC markets have high-speed Internet availability to 95 percent of its access lines, 75 percent of which can offer speeds up to 10Mb.

Through the acquisition of Valor previously discussed, Windstream added approximately 500,000 customers in complementary markets with favorable rural characteristics making the Company one of largest local telecommunications carriers in the United States and the largest local telecommunications carrier primarily focused on rural markets.

MATERIAL DISPOSITIONS COMPLETED DURING THE LAST FIVE YEARS

On November 30, 2007, Windstream completed the split off of its directory publishing business (the “publishing business”) in a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and Windstream shareholder.

To facilitate the split off transaction, Windstream contributed the publishing business to a newly formed subsidiary (“Holdings”). Holdings paid a special cash dividend to Windstream in an amount of $40.0 million, issued additional shares of Holdings common stock to Windstream, and distributed to Windstream certain debt securities of Holdings having an aggregate principal amount of $210.5 million. Windstream exchanged the Holdings debt securities for outstanding Windstream debt securities with an equivalent fair market value, and then retired those securities. Windstream used the proceeds of the special dividend to repurchase approximately three million shares of Windstream common stock during the fourth quarter. Windstream exchanged all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”) owned by WCAS, which were then retired. Based on the price of Windstream common stock of $12.95 at November 30, 2007, the Exchanged WIN Shares had a value of $253.5 million. The total value of the transaction was $506.7 million, including an adjustment for net working capital of approximately $2.7 million. As a result of completing this transaction,

Windstream Corporation

Form 10-K, Part I

Item 1. Business

Windstream recorded a gain on the sale of its publishing business of $451.3 million in the fourth quarter of 2007 after substantially all performance obligations had been fulfilled.

In connection with the consummation of the transactions, the parties and their affiliates entered into a publishing agreement whereby Windstream granted Local Insight Yellow Pages, Inc. (“Local Insight Yellow Pages”), the successor to the Windstream subsidiary that operated the publishing business, an exclusive license to publish Windstream directories in each of its markets other than the newly acquired CTC markets. Local Insight Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area covered under the agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Local Insight Yellow Pages on advertising revenues generated from covered directories for the duration of the publishing agreement. The wireline segment recognized approximately $56.0 million in royalty revenues during the eleven months ended November 30, 2007.

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

EMPLOYEES

At December 31, 2007, Windstream had 7,570 employees. Within Windstream’s work force, approximately 1,819 employees are part of collective bargaining units. During 2007, Windstream had no material work stoppages due to labor disputes with its unionized employees.

ORGANIZATIONAL STRUCTURE AND OPERATING SEGMENTS

Windstream has focused its communications business strategy on enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. Through the acquisition of the Valor and CTC wireline properties, Windstream has added more than 633,000 customers over the last two years. As of December 31, 2007, Windstream served more than 3.2 million communications customers in 16 states. Additionally, Windstream provides data services to more than 871,000 high-speed Internet customers. Windstream operates its communications businesses in order to deliver one-stop shopping to customers for a full range of communications products and services. In addition to its wireline, high-speed Internet and long distance service offerings, Windstream also provides network access, video services and wireless products and services in select markets.

Windstream is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline segment, its product distribution segment, and its other operations, which consist of directory publishing, wireless and telecommunications information services operations.

WIRELINE OPERATIONS

The Company’s wireline segment consists of Windstream’s retail and wholesale telecommunications services, whose primary revenue streams include voice and related features, high-speed Internet service, long distance, data and special access, switched access and interconnection, and video services. Wireline revenues comprised 87 percent of Windstream’s total operating revenues from business segments in 2007, as compared to 85 percent in 2006 and 84 percent in 2005. In 2007, Windstream’s wireline operations recognized revenues from external customers of $3,019.4 million, realized segment income of $1,154.2 million, and held total assets of $8,066.9 million at December 31, 2007.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

Windstream’s wireline subsidiaries provide facilities-based services in 16 states and are primarily focused on rural America providing local telephone service to customers located in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina and Texas.

In addition, certain of Windstream’s wireline subsidiaries serve as a competitive service provider in four states on both a facilities-based and resale basis, and, where necessary, have negotiated interconnection agreements with the appropriate incumbent local exchange carriers. Windstream’s strategy is to provide voice and data service in combination with other services provided by subsidiaries of Windstream, including long distance and Internet services. Windstream’s primary focus for marketing and selling these competitive services is directed toward business customers through the offering of competitively priced and reliable services.

PRODUCTS AND OFFERINGS

Voice services consist of traditional telephone services provided from telephone exchange offices to customer premises of both residential and business customers. Voice revenues include monthly recurring charges for basic services such as local dial-tone, and enhanced services that include call waiting, call forwarding, caller identification, three-way calling, no-answer transfer, voicemail, and other enhanced services.

Long distance telecommunications services generate revenues from switched interstate and intrastate long distance, long distance calling card, international calls and operator services. Long distance telecommunications services are provided on a resale basis by Windstream subsidiaries. Windstream provides long distance service in all of the states in which it provides local exchange service. In addition, Windstream offers long distance service outside its local service areas. As of December 31, 2007, Windstream provided long distance service to over 2.0 million customers. The long distance marketplace is extremely competitive and continues to receive relaxed regulation from both the Federal Communications Commission (“FCC”) and state regulatory commissions. As a long distance service provider, Windstream’s interstate business is subject to limited regulation by the FCC, and its intrastate long distance business is subject to limited regulation by state regulatory commissions. State regulatory commissions currently require long distance service providers to obtain a certificate of operating authority, and the majority of states also require long distance service providers to file tariffs. To meet the competitive demands of the long distance industry, Windstream has created several business and residential service offerings to attract potential customers, such as volume price discounts, calling cards and simplified one-rate plans.

Data and special access services primarily consist of retail high-speed Internet services and the provision of special access dedicated circuits. We provide high-speed Internet access using digital subscriber line technology for a monthly fee. Windstream’s Greenstreak program was launched across all markets in the first quarter of 2007 and offers high-speed Internet along with measured local phone service that allows unlimited incoming calls, 911 access and outgoing local calls for 10 cents a minute. We also provide Internet access services to dial up Internet subscribers and data transmission services over special circuits and private lines. Our Internet access services also enable customers to establish an e-mail account and to send and receive e-mail. In addition, we offer enhanced Internet services, which include obtaining Internet protocol addresses, basic web site design and hosting. Special access services provide customers dedicated point-to-point switching arrangements for voice and data traffic, and allows constant use at maximum capacity.

Switched access and interconnection services are provided by Windstream by connecting the equipment and facilities of its customers to the communications networks of long distance carriers, other competitive local service providers and wireless carriers. These companies pay access and network usage charges to Windstream’s local exchange subsidiaries for the use of their local networks to originate and terminate their voice and data transmissions.

Miscellaneous service revenues primarily consist of charges for service fees, rentals and billing and collections services. Miscellaneous revenues also include commissions from activating digital satellite television service through our relationship with EchoStar Communications Corporation. These services are offered to virtually all households in our service areas through a co-branded DISH Network satellite television agreement. In addition, Windstream provides cable television service to approximately 32,000 customers in Georgia and Missouri. The cable television properties are not significant to Windstream’s wireline operating results.

Product sales represent equipment sales to customers, including sales of high-speed Internet modems and customer premise equipment.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

MARKETING

At Windstream, our marketing approach is simple. Our mission, vision and values are what guide us as we remain focused on serving the communities of rural America. We offer fresh, innovative thinking and embrace new technology. As a brand, we are neighborly, dynamic and provide simplicity in our products and service. What’s more, we strive to deliver it all through teamwork that is responsive, enthusiastic, accountable and motivated to serve our customers. We market our products through multiple channels, including customer service representatives and technicians, local retail stores and telemarketing. Sales channels are supported by direct mail, mass media advertising (newspaper, television, radio), bill inserts, community events and the Web. We continue to exercise door-to-door sales techniques and partnerships with mover agents to reach customers on a local and one-on-one basis.

Windstream operates 62 local retail stores and 4 primary call centers, all based in our local markets. Both sales channels offer an excellent opportunity to connect with our customers by providing superior customer service in person or over the phone. Our customer service and sales representatives earn incentives to promote sales of services that meet the distinctive needs of our customers, while our technicians survey customer premises to assess building requirements and coordinate delivery, installation and testing of equipment.

Our feature bundles include packages with voice service combined with long distance, high-speed Internet or digital TV services. Our bundles offer a discount to the customer compared to prices for the non-bundled services. In addition to savings, bundled packages are also conveniently detailed on one bill, which we believe contributes to increased customer satisfaction by eliminating confusion.

TECHNOLOGY

Windstream believes the local exchange business is in transition from circuit switched technology, which forms the basis of the conventional landline telephone network, to digital packet-switched technology, which forms the basis of the Internet Protocols (“IP”) used over the Internet. Windstream is addressing this challenge with a strategy of providing data service to both business and residential customers through the deployment of an IP packet data network, which will support services such as high-speed Internet access and targeted voice-over-Internet protocol (“VoIP”) services in selected markets.

COMPETITION

Windstream experiences competition in many of its local service areas. Sources of competition to Windstream’s local exchange business include, but are not limited to, resellers of local exchange services, interexchange carriers, satellite transmission services, wireless communications providers, cable television companies, competitive access service providers, including those utilizing an Unbundled Network Elements-Platform (“UNE-P”), VoIP providers and providers using other emerging technologies. During 2007, this competition adversely affected Windstream’s access line losses and revenue growth rates, as compared to 2006. Windstream lost approximately 147,000 access lines in its wireline business during 2007, primarily as a result of the effects of fixed line and wireless substitution for Windstream’s wireline services. Windstream expects the number of access lines served by its wireline operations to continue to be adversely affected by fixed line and wireless substitution in 2008.

To address competition, Windstream remains focused on providing improved customer service, increasing operating efficiencies and maintaining the quality of its network. In addition, Windstream is focusing its efforts on marketing and selling enhanced products and services to its customers by bundling together and offering at competitive rates its various product offerings, including high-speed Internet, voice and digital satellite television services. Deployment of high-speed Internet service is a strategic imperative for Windstream. During 2007, Windstream added approximately 215,000 high-speed Internet customers, including approximately 31,000 acquired with CTC, continuing a trend of strong growth in this service offering. For the twelve months ended December 31, 2007, the number of high-speed Internet customers grew by 33 percent to approximately 871,000 customers. Approximately 82 percent of our access lines are high-speed Internet-capable. During 2007, the growth rate in Windstream’s high-speed Internet customers outpaced the rate of decline in customer access lines discussed above.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

Although high-speed Internet services have been a source of revenue and customer growth for Windstream, that service offering experiences competition from other high-speed Internet service providers, including cable television and satellite transmission service providers. As further discussed below under the caption “Federal Regulation—High-Speed Internet Services”, the FCC in 2005 concluded that high-speed Internet services were an “information service”. As a result, the FCC provided price-cap companies the option to deregulate, and rate-of-return companies the option to de-tariff, high-speed Internet services. In addition, a number of carriers have begun offering voice telecommunications services utilizing the Internet as a means of transmitting those calls. This service, commonly known as VoIP telephony, is challenging existing regulatory definitions. As further discussed below under the caption “Federal Regulation - VoIP Telephony”, on March 10, 2004, the FCC adopted a Notice of Proposed Rulemaking that considered the appropriate regulatory treatment of IP-enabled communications services. Even though the FCC has not yet determined the regulatory treatment for IP-enabled services, it has required VoIP providers terminating or receiving calls from the public switched network to comply with several regulatory requirements. The results of the FCC’s proceedings related to VoIP could have a significant effect on Windstream’s wireline operations.

REGULATION

Our incumbent local exchange carrier subsidiaries (collectively the “ILECs”) are regulated by both federal and state agencies. Our interstate products and services and the related earnings are subject to federal regulation by the FCC and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over interstate switched and special access rates, as well as high-speed Internet service offerings. It also regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. The PSCs have principal jurisdiction over matters including local service rates, intrastate access rates, quality of service, the disposition of public utility property and the issuance of securities or debt by the local operating companies. As a regulated entity, the Company is required to comply with various federal and state regulations. The Company believes it is in compliance in all material respects with all federal and state regulations and requirements.

FEDERAL REGULATION

Communications services providers are regulated differently depending primarily upon the network technology used to deliver the service. This patchwork regulatory approach advantages certain companies and disadvantages others. It impedes market-based competition where service providers using different technologies exchange telecommunications traffic and compete for customers.

From time to time federal legislation is introduced dealing with various matters that could affect our business. Currently, three bills addressing comprehensive universal service reform have been introduced and are being discussed in Congressional committees. Most proposed legislation of this type never becomes law. It is difficult to predict what kind of reform efforts, if any, may be introduced in Congress and ultimately become law. Windstream strongly supports the modernization of the nation’s telecommunications laws, but at this time, cannot predict the timing and the resulting financial impact of any possible federal legislative efforts.

Conversion to Price Cap Regulation

With the exception of our Nebraska and New Mexico operations, and a portion of our Kentucky, Oklahoma and Texas operations (collectively the “price cap subsidiaries”), our interstate ILEC operations, consisting primarily of network access services, are subject to rate-of-return regulation by the FCC. Under rate-of-return regulation, interstate rates are established based on forecasted investment and expenses plus a prescribed return on investment, currently set at 11.25 percent. The price cap subsidiaries are subject to price cap regulation by the FCC. Under price cap regulation, interstate rates are not established in direct relation to forecasted investment and expense, but are subject to adjustment annually based on economic indices such as the consumer price index. Companies meeting certain criteria had the option to elect price cap regulation for interstate services as part of an FCC order issued in May 2000 (the “CALLS plan”). The CALLS plan expired on June 30, 2005, and to date, the FCC has not established a successor mechanism for regulating price cap companies. Nonetheless, the CALLS plan remains in effect until the FCC modifies or otherwise replaces it. On August 7, 2007, Windstream filed a petition with the FCC to convert the majority of its remaining interstate rate-of-return regulated operations to price cap regulation. Under price cap regulation, high-speed Internet services can be deregulated. Price cap regulation better aligns the Company’s continued efforts to improve its cost structure because rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure. Many of the Company’s larger customers purchasing the services that are the subject of this petition filed comments with the FCC in favor of the petition. No parties filed in opposition. The FCC is currently considering the petition, and the Company expects the petition to be approved prior to July 1, 2008.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

Inter-carrier Compensation

The Company’s local exchange subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws.

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

The FCC has received other proposals to reform inter-carrier compensation mechanisms. The outcome of these proceedings is likely to change the way the Company receives compensation from, and remits compensation to, other carriers and its end user customers as well as the federal universal service fund. Until these proceedings conclude and any changes to the existing rules are established the Company cannot estimate the impact of any changes on its ILEC revenues or expenses or when such changes would occur.

Additional inter-carrier compensation issues pertaining to VoIP providers are discussed in the “VoIP Telephony” section below.

Universal Service

The federal universal service program is under legislative, regulatory and industry scrutiny as a result of the growth in the fund and structural changes within the telecommunications industry. The primary structural change is the increase in the number of Eligible Telecommunications Carriers (“ETCs”) receiving money from the Universal Service Fund (“USF”). There are several FCC proceedings underway that are likely to change the way the universal service programs are funded and the way universal service funds are disbursed to program recipients. The specific proceedings are discussed below.

On May 1, 2007, the Federal/State Joint Board on Universal Service (the “Joint Board”) released a recommended decision for consideration by the FCC to impose an interim cap on the amount of high-cost support that competitive ETCs may receive. The interim cap would be determined on a state level based on the average level of support distributed to competitive ETCs in 2006. The FCC will determine whether or not to adopt the recommended interim cap. The Company does not expect material changes to its existing federal universal service support as a result of the Joint Board’s recommendation and potential adoption by the FCC.

On November 20, 2007, the Joint Board issued a subsequent recommended decision for consideration by the FCC. In this decision, the Joint Board recommended establishing a provider of last resort fund, a mobility fund and a broadband fund. Each fund would have separate distribution and allocation mechanisms. The Joint Board also recommended an overall cap in the size of the fund. Under the Joint Board’s recommendation, the broadband and mobility funds would be allocated on a state-by-state basis and the states would be responsible for distributing support. The Company cannot estimate at this time what impact the Joint Board’s recommended changes would have on the Company’s participation in the universal service programs.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

The FCC is also considering proposals regarding the contribution methodology to the USF, which could change the types of service providers required to contribute to the fund (i.e. local exchange providers, wireless providers, long-distance providers, VoIP providers, etc.) and the basis on which they contribute. In most cases, service providers recover the amount of their required contributions to the federal universal service fund from their customers. Without more specificity regarding the likely outcome of the proceeding, we cannot estimate the impact a change in carrier contribution obligations would have on our operations.

The FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company (“USAC”) would begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-Deficiency Act (“ADA”), the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to consumers. In April 2005, the FCC tentatively concluded that the high-cost and low-income universal service programs of the universal service fund were compliant with ADA requirements, and asked the Office of Management and Budget (“OMB”) to make a final determination on this issue, which has not yet occurred. In December 2007, Congress passed legislation to exempt the USF from ADA requirements until December 31, 2008. Proposed federal legislation would make this exemption permanent.

VoIP Telephony

A number of carriers have begun offering voice telecommunications services utilizing VoIP telephony. VoIP is challenging existing regulatory definitions and raises questions concerning how Internet Protocol (“IP”) enabled services should be regulated, if at all. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of IP-enabled communications services. Even though the FCC has not yet determined the regulatory treatment for IP-enabled services, it has required VoIP providers that terminate or receive calls from the public switched network to contribute into the federal universal service fund and to comply with the Communications Assistance for Law Enforcement Act, Customer Proprietary Network Information and E-911 requirements.

Several state commissions have attempted to assert jurisdiction over VoIP services, but federal courts in New York and Minnesota have ruled that the FCC preempts the states with respect to jurisdiction. On March 21, 2007, the U.S. Court of Appeals for the Eighth Circuit affirmed the FCC’s order asserting jurisdiction over certain VoIP services.

With regard to inter-carrier compensation, the extent of federal regulation and payment obligations for VoIP telephone services may depend in large part on whether a particular service is considered a “telecommunications service” or “information service”. Feature Group IP and Embarq, a VoIP and ILEC provider, respectively, have filed petitions with the FCC asking the FCC to clarify inter-carrier compensation requirements for VoIP traffic. The FCC has requested comments from the industry on these petitions. As a result of this uncertainty, a number of carriers are asserting that the traffic they deliver to our network is VoIP originated and thus not subject to the FCC’s inter-carrier compensation rules. Some of these carriers are not paying inter-carrier compensation to us for terminating their traffic at the appropriate rates, and others are not paying any amount to us to terminate their traffic. To date, the total amount of billing disputes related to VoIP traffic is not material, but it is growing. If the FCC ultimately determines that VoIP services are generally not subject to regulation, we would be competitively disadvantaged compared to VoIP service providers. The Company cannot estimate the effect these changes would have on wireline revenues.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

High-Speed Internet Services

On March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service” and not a cable service or a telecommunications service. This ruling was upheld by the United States Supreme Court. In addition, on September 23, 2005, the FCC released an order declaring Digital Subscriber Line (“DSL”) offerings, as well as other high-speed Internet access services offered over wireline technologies, “information services” functionally integrated with a telecommunications component and no longer subject to a higher level of regulation as compared to cable modem service. The order further provides price cap companies the option to deregulate high-speed Internet and rate-of-return companies the option to de-tariff high-speed Internet. The Company elected to deregulate its high-speed Internet services in its price cap properties effective October 2006 and now benefits from the decreased regulation of its high-speed Internet services, providing the Company with additional retail pricing flexibility and relief from federal universal service fund contributions. On April 1, 2007, the Company de-tariffed its high-speed Internet services in certain of its rate-of-return companies, and now benefits from decreased regulatory oversight and additional retail pricing flexibility in those markets as well. The Company de-tariffed high-speed Internet services for its remaining rate-of-return companies on July 1, 2007. Rate-of-return properties will continue to include high-speed Internet service revenues in their federal universal service fund assessable revenue base. The Company’s high-speed Internet products are experiencing significant growth throughout its service areas, and these recent actions improve our regulatory position compared to the non-regulated cable modem service, which is our primary high-speed Internet competitor, thereby helping to level the regulatory playing field.

On November 20, 2007, the FCC released a Notice of Proposed Rule Making (“NPRM”) that tentatively concluded that all high-speed Internet providers should pay the same pole attachment rate for all attachments used for high-speed Internet services. Windstream pays approximately $23.0 million annually to rent space on utility poles it does not own. The NPRM suggests that this rate should be higher than the current cable rate but no greater than the current rate paid by telecommunications carriers. If the NPRM tentative conclusion is adopted, Windstream would likely see a reduction in the amounts that it pays to rent space on utility poles it does not own and will be able to better compete with other companies offering high-speed Internet services.

Communications Assistance for Law Enforcement Act

In 1994, Congress enacted the Communications Assistance for Law Enforcement Act (“CALEA”) to preserve the ability of law enforcement officials to conduct electronic surveillance effectively and efficiently in the face of rapid advances in telecommunications technology. The FCC has adopted rules that implement the requirements set forth in CALEA. Under CALEA, the Company is required to provide law enforcement officials with call content and call identifying information upon receipt of a valid electronic surveillance warrant. The Company is compliant in all material respects with all CALEA requirements.

Customer Proprietary Network Information

Customer Proprietary Network Information (“CPNI”) includes information such as the phone numbers dialed, frequency of calls, duration of calls and retail services purchased by a customer. The Telecommunications Act of 1996 requires service providers to ensure the confidentiality of CPNI and provides that CPNI may be used, disclosed or shared only if required by law, the customer has given consent, or CPNI is necessary for the provision of services from which CPNI was derived. The FCC has implemented rules that require service providers to establish safeguards to prevent the unauthorized disclosure of CPNI.

On April 2, 2007, the FCC released an order and adopted a further notice of proposed rulemaking to alter the requirements to safeguard customers’ CPNI. The order prohibits carriers from disclosing call detail information based on customer-initiated telephone contact except when the customer provides a password or, if the customer does not provide a password, the carrier may only disclose the requested call detail records by sending them to the customer’s address of record. The order further requires carriers to obtain explicit consent from customers when releasing CPNI to third parties for the purposes of marketing retail services to that customer. The order also establishes a notification process for law enforcement and customers in the event of a CPNI breach, requires that carriers provide notice to customers immediately following certain account changes and requires carriers to file annual certifications of CPNI compliance with the FCC. Some parties have filed petitions for reconsideration with the FCC asserting that, in enforcement proceedings, the order improperly shifts the burden of proof from the FCC to the carriers. These rules became effective during the fourth quarter of 2007.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

Exclusive Access to Multiple Tenant Environments

On November 13, 2007, the FCC released an order that prohibits cable operators from: (i) enforcing existing exclusive video service agreements with multi-dwelling unit owners; and (ii) entering new agreements containing exclusive video service rights for multi-dwelling units. Currently this order is being challenged in court, but assuming it goes into effect, the order will expand Windstream’s potential customer base for video, voice and high-speed Internet services in the near term.

Other Federal Regulations

Last year the FCC adopted rules imposing new back-up power requirements for certain components of telecommunications networks and ordered carriers to produce special reports on their 911 networks and systems. Pursuant to these rules, Windstream must conduct an internal audit of its facilities and make upgrades where necessary to ensure compliance with the backup power rules. CTIA, the wireless industry trade association, has challenged these new rules in court. If the rules as applied to ILECs are allowed to stand, Windstream does not believe compliance costs would be significant.

On July 26, 2007, the Company received an inquiry from the FCC’s Enforcement Bureau questioning certain details surrounding the Company’s compliance with FCC reporting requirements related to network outages. The specific outage that prompted the inquiry occurred on November 30, 2006 in Georgia. The Company submitted its response within the timeframe requested by the Enforcement Bureau and continues to work with members of the Enforcement Bureau to satisfy their inquiry. Under its authority the FCC could levy a fine if it were to find that the Company did not comply with its network outage reporting requirements. The Company does not believe that the amount of the potential fine, if any, would be significant.

STATE REGULATION

Local and Intrastate Rate Regulation

Most states in which our ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services, either by law or PSC rules. We have elected alternative regulation for our ILEC subsidiaries in all states except New York. We continue to evaluate alternative regulation options in New York where our ILEC subsidiary remains subject to rate-of-return regulation.

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

•

Windstream Arkansas, a former Alltel operating subsidiary, has operated since 1997 under an alternative regulation plan established by Arkansas statute. Under this plan, basic local rates and access rates may be adjusted annually by up to 75 percent of the annual change in the Gross Domestic Product-Price Index (“GDP-PI”). Other local rates may be changed without PSC approval and become effective upon the filing of revised tariffs. Windstream Communications Southwest, a wireline operating subsidiary acquired from Valor, has a reciprocity agreement with the Arkansas PSC that provides that rates approved by the Texas PSC for Texarkana, TX, are deemed approved in Texarkana, AR. This reciprocity agreement ensures that all customers in Texarkana are charged the same rates.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

•

Our regulated Florida wireline subsidiary operates under alternative regulation established by Florida statute. Under this plan, basic local rates may be increased once in any twelve-month period by an amount not to exceed the twelve-month change in the GDP-PI less 1 percent. Non-basic services are grouped by type into categories in accordance with PSC rules. We may increase rates for non-basic services as long as the annual increase for any such category does not exceed 6 percent in any twelve-month period. Non-basic rates can be increased by up to 20 percent annually in exchanges where another local provider is providing service.

•

Our regulated Georgia wireline subsidiaries operate under an alternative regulation plan established by Georgia statute. Under this plan, basic local rates may be increased annually based on the annual change in GDP-PI. Other local rates may be increased by filing revised tariffs.

•

We have two regulated operating subsidiaries in Kentucky. On July 12, 2006, both elected a new form of alternative regulation approved by the Kentucky General Assembly during the 2006 legislative session. The new law freezes basic rates for electing companies for five years and then gives the PSC jurisdiction over rate adjustments for basic service thereafter. Rates for non-basic services may be adjusted without PSC approval either by filing revised tariffs or de-tariffing non-basic services and providing customer service agreements to end-users. The new law caps rates for intrastate switched access services and deems an electing utility’s rates, charges, earnings, and revenues to be just and reasonable. Wholesale interconnection arrangements between or among companies, as well as complaints for basic service and service quality metrics remain under the jurisdiction of the PSC.

•

On February 23, 2006, the Governor of Mississippi signed into law HB 1252, which substantially reduced state PSC regulation of wireline telecommunications services in Mississippi. The law became effective July 1, 2006. Under the new law, only stand-alone basic service and intrastate network access services remain regulated by the Mississippi Public Service Commission. Additionally, the PSC approved a rural ILEC price regulation plan as an alternative form of regulation for rural companies. Effective June 13, 2007, Windstream elected to be regulated under the rural ILEC price regulation plan. Under this plan, Windstream is required to meet certain service quality metrics and to be able to offer high-speed Internet services to at least 80 percent of its customers by June 13, 2009.

•

Our regulated Missouri wireline subsidiary is subject to an alternative regulation election established by statute. Under Missouri’s alternative regulation, basic local service and intrastate network access rates may be adjusted annually based on changes to the telephone service component of the Consumer Price Index. Prices for non-basic services may be increased up to 5 percent per year.

•

Our regulated Nebraska operations are subject to alternative regulation established by Nebraska statute. In exchanges where local competition exists, companies can change rates upon ten days notice to the PSC. In exchanges where the PSC determines that local competition does not exist, companies can change rates for all services except basic local service with ten days notice to the PSC. In these exchanges, basic local rates may be increased upon ninety days notice to affected subscribers. Basic local rate increases are reviewed by the PSC only if rates are increased more than 10 percent in twelve consecutive months or in response to a formal complaint signed by at least 2 percent of affected subscribers.

•

On April 1, 2006, the New Mexico PSC began regulating Windstream pursuant to rules that govern retail prices and service quality. These rules, adopted in January 2006, allow Windstream pricing flexibility on retail services. The rules also streamline the introduction and withdrawal of tariffs and the packaging and bundling of services. The PSC also adopted rules in late 2005 pertaining to intrastate network access rate reform. The rules generally required: 1) the reduction of intrastate access rates to interstate levels according to prescribed criteria; 2) the establishment of the initial benchmark rates to be used to determine support from the state USF; and 3) the creation of a state USF to ensure revenue neutrality in connection with (1). On April 1, 2006, these rules were implemented and all ILECs, including Windstream, reduced their intrastate network access rates to interstate levels and began receiving support from the newly created state USF. Windstream expects to receive approximately $8.3 million annually from the New Mexico state USF.

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

Windstream Corporation

Form 10-K, Part I

Item 1. Business

•

Our regulated Ohio wireline subsidiaries began in 2004 to operate under an alternative regulation plan established by the Public Utilities Commission (“PUC”). Under this plan, basic service rates have been capped. Non-basic service rates are subject to limited pricing flexibility. As of August 2006, new rules for alternative regulatory treatment of basic service have been adopted. Windstream continues to evaluate these new basic service rules but has not made an election.

•

We have three operating subsidiaries in Oklahoma. Our regulated Oklahoma wireline subsidiaries operate under an alternative regulation plan established by Oklahoma statute. Under this plan, basic service rates can be increased annually as long as the increase does not exceed $2.00. Legislation was enacted in May 2004 that regulates Windstream Communications Southwest (approximately 72 percent of access lines in Oklahoma) as a rural telephone company, thereby allowing this property significant pricing freedom for its basic services and reducing its costs of regulation.

•

In July 2005, our regulated Pennsylvania subsidiary began operating under an alternative regulation plan passed by the Pennsylvania General Assembly in 2004. Under this plan, we are required to make high-speed Internet access available for purchase to 100 percent of our customer base by 2013. The plan also limits rate increases to the GDP-PI less 2 percent, annually. Rates for services the PSC has deemed to be competitive based on demonstrated availability of like or substitute services offered by alternative service providers are not regulated, but the public utility commission retains authority over the quality of these services. Revenue neutral rate rebalancing is also permitted for services not deemed competitive by the PSC.

•

Our regulated South Carolina operations are subject to alternative regulation established by South Carolina statute. Local rates can be adjusted pursuant to an inflation-based index. All other service rates may be increased subject to a complaint process for abuse of market position. The PSC has determined that any allegations of abuse of market position will be investigated on a case-by-case basis. Rate increases become effective 14 days after filing.

•

We have four operating subsidiaries in Texas. These subsidiaries are subject to alternative regulation established by Texas statute. Under the statute, basic local rates and intrastate network access rates are capped. In September 2005, the Texas Legislature adopted significant telecommunications reform legislation. This legislation created, among other provisions, a statewide video franchise for telecommunications carriers, established a framework for deregulation of the retail telecommunications services offered by incumbent local telecommunications carriers, created requirements for incumbent local telecommunications carriers to reduce intrastate access charges upon the deregulation of markets, and directed the Texas Public Utilities Commission (“Texas PUC”) to initiate a study of the Texas USF.

Inter-carrier Compensation

On October 5, 2007, Verizon filed a complaint with the Ohio PUC alleging that the Company’s intrastate access rates are excessive and should be reduced to the same levels charged by the largest ILECs in Ohio, or in the alternative, to the Company’s interstate access rate levels. If the Ohio PUC were to grant Verizon’s request and require the Company to implement the large ILEC rate structure, the Company would incur a reduction in annual revenues of up to $7.0 million. This estimate assumes the Company would be allowed to implement retail rate increases simultaneously with the access rate reductions similar to the plan adopted by the PUC for the larger Ohio ILEC access rate reductions. The Ohio PUC has not acted upon requests by other parties for the Company and other similar sized ILECs in Ohio to reduce their intrastate access rates.

On December 5, 2007, Verizon filed a complaint with the Kentucky PSC very similar to the complaint filed in Ohio. In this case, Verizon also alleges that the Company’s intrastate access rates are excessive and should be reduced to the level currently charged by AT&T (formerly BellSouth). At this time, the Company cannot estimate the financial impact of any PSC decision due to the various options the PSC could consider if it ruled in Verizon’s favor that would affect the financial impact of the rate reductions, if any.

The Company requested that the Ohio PUC and the Kentucky PSC deny Verizon’s requested relief based in part on the fact that the Company’s intrastate access rates are just and reasonable and on the current efforts to reform inter-carrier compensation comprehensively at the federal level, as previously explained. The Company cannot predict the outcome of the Verizon complaints in Ohio and Kentucky.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

Universal Service

We recognize revenue from state universal service funds in a limited number of states in which we operate. In 2007, Windstream recognized $127.0 million in state universal service revenue. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. For the year ended December 31, 2007, Windstream received approximately $104.0 million from the Texas USF. The purpose of the Texas USF is to assist telecommunications providers in providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All customers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge by their customers.

The rules governing the Texas USF provide for a review of the Texas USF every three years. In September 2005, the Texas Legislature adopted significant telecommunications reform legislation. Part of that legislation directed the Texas PUC to initiate a study of the Texas USF and to make a report to the Texas Legislature. In addition, the 2005 legislation precludes the Texas PUC from undertaking any proceeding to reduce Texas USF support until after September 1, 2007. The Texas PUC completed its review and issued its report to the 2007 Texas Legislature in December 2006. The report recommended that the high cost program for small companies should be reviewed further regarding such issues as reasonableness of basic local service rates as well as which lines should be eligible for support. Windstream receives approximately $12.0 million annually from the Texas high cost program for small companies. The report also concluded that the high cost program for large companies should be updated and that the Texas PUC conduct a contested case or rulemaking under current law to consider, at a minimum, any appropriate re-sizing and re-targeting of support. In the third quarter of 2007, the Texas PUC Staff filed a petition to review the USF amounts received by the large company participants. Windstream and the other large company participants filed testimony in November 2007, and additional testimony is scheduled throughout the first quarter of 2008. Hearings are scheduled for April 2008, and a final decision by the Texas PUC is expected in June 2008. Windstream receives approximately $92.0 million from the Texas high cost program for large companies. The Company cannot estimate at this time the financial impact that would result from changes, if any, to the high cost programs.

During the third quarter 2007, the staff of a state Public Utilities Commission’s staff (“PUC Staff”) notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 in the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued a Notice of Violation and recommended that the Company be assessed a fine in the amount of $5.2 million, in addition to the initial refund request, for failure to refund the requested amount. Based on existing regulations that govern the universal service support amounts for acquired properties and the PUC order approving the Valor acquisition of the Verizon (GTE) properties, the Company believes its universal service receipts in question are in compliance with all applicable regulatory requirements, that it has not been over-compensated and that no refund or penalty is owed. The Company is vigorously defending its position to eliminate or reduce the assessment but at this time cannot predict the outcome of the proceeding. The case has been referred to the State Office of Administrative Hearings for a hearing, which is scheduled with the hearing officer for August 12, 2008. A liability of $7.3 million was established during the third quarter of 2007 through a reduction of service revenues to reserve for this matter.

Other Regulations

Under applicable state regulations, some of our subsidiaries are required to obtain the applicable state commission approval for, or are subject to limitations on, any issuance of stock, incurrence of long-term debt, payment of dividends, acquisition or sale of material utility asset or any change in control of these subsidiaries or their parent companies. None of these limitations have had any material impact on the Company.

Additionally, if we seek to acquire control of other local exchange carriers, Windstream could be required to obtain the approval of PSCs in the states where the target companies have operations, and such approvals could be conditioned on Windstream agreeing to restrictions on its operations to which it would not otherwise be subject. Examples of conditions of approval include restrictions on the amount of Windstream’s indebtedness, its dividend practice, or requirements to meet specific service levels or technology deployments.

Windstream Corporation

Form 10-K, Part I

Item 1. Business

PRODUCT DISTRIBUTION

Windstream’s product distribution subsidiary, Windstream Supply LLC (“Windstream Supply”), is a nationwide provider of telecommunications equipment and logistics services to Windstream affiliates and contractors, as well as to non-affiliated customers. In 2007, 2006 and 2005, 65 percent, 58 percent and 57 percent, respectively, of Windstream Supply’s sales were to affiliated companies. Non-affiliated customers include other local exchange carriers and communications providers, voice and data resellers, colleges and universities, governments, retail and industrial companies. Windstream Supply operates four warehouses across the United States which house a wide variety of products used to support voice, high-speed data and video applications. Windstream Supply offers a large variety of telecommunications-related products for sale. Certain of these products are inventoried including switch modules, wired and wireless voice and data transport equipment, outside plant products and pole-line hardware, high-speed Internet modems, in-building wiring and jacks, VoIP telephone systems and local area networking products. Windstream Supply experiences substantial competition throughout its non-affiliate customer base from other distribution companies and from direct sales by manufacturers. Competition is based primarily on quality of service, product availability and price. To differentiate its offerings, Windstream Supply also offers other services to its customers including expert technical assistance, product configuration, specialized logistics services and a web tool used by customers to place orders and track order status. Windstream periodically evaluates its product and service offerings to meet customer expectations and to position Windstream Supply in the market as a quality, customer-focused distributor. In 2007, Windstream Supply recognized revenues of $118.0 million from external customers, realized a segment loss of $1.4 million, and held total assets of $35.7 million at December 31, 2007.

OTHER OPERATIONS

In 2007, Windstream’s other operations, consisting of its wireless and directory publishing businesses, recognized revenues from external customers of $123.4 million, and achieved segment income of $7.6 million, and held total assets of $108.1 million at December 31, 2007.

On November 30, 2007, Windstream completed the split off of its directory publishing business as discussed above in “Material Dispositions Completed During the Last Five Years”. Effective with the completion of the split off of its directory publishing business, the Company’s publishing services have ceased.

Following the sale of certain assets and related liabilities, including selected customer contracts and internally developed software, to Convergys Information Management Group, Inc. in December 2003, and the loss of one of its remaining unaffiliated wireline services customers in 2004, Windstream’s telecommunications information services operations consisted solely of providing data processing and outsourcing services to Valor. Immediately after the consummation of the merger with Valor in 2006, the Company ceased providing these services.

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

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others: adverse changes in economic conditions in the markets served by Windstream; the extent, timing and overall effects of competition in the communications business; continued access line loss; the impact of new, emerging or competing technologies; the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities; the availability and cost of financing in the corporate debt markets; the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations; the effects of federal and state legislation, and rules and regulations governing the communications industry; the adoption of inter-carrier compensation and/or universal service reform proposals by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream; the restrictions on certain financing and other activities imposed by the tax sharing agreement with Alltel; material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; unexpected results of litigation; unexpected rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses; the effects of work stoppages; the impact of equipment failure, natural disasters or terrorist acts; the ability to execute the Company’s share repurchase program or the ability to achieve the desired accretive effect from such repurchases; and those additional factors under the caption “Risk Factors” in Item 1A of this annual report. In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

Windstream undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause Windstream’s actual results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties that may affect Windstream’s future results included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other filings by Windstream with the Securities and Exchange Commission at www.sec.gov.

Windstream Corporation

Form 10-K, Part I

Item 1A. Risk Factors

Risks Relating to Windstream’s Business

We face intense competition in our businesses from many sources that could reduce our market share or adversely affect our financial performance.

Substantial and increasing competition exists in the wireline communications industry. Our ILEC operations have experienced, and will continue to experience, competition in their local service areas. Sources of competition to our local service business include, but are not limited to, wireless communications providers, cable television companies, resellers of local exchange services, interexchange carriers, satellite transmission service providers, competitive access service providers, including, without limitation, those utilizing an Unbundled Network Elements-Platform or UNE-P, VoIP providers, and providers using other emerging technologies.

Competition could adversely affect us in several ways, including (1) the loss of customers and resulting revenue and market share, (2) the possibility of customers reducing their usage of our services or shifting to less profitable services, (3) our need to lower prices or increase marketing expenses to remain competitive and (4) our inability to diversify by successfully offering new products or services.

We may not be able to compete successfully with cable operators that are subject to less stringent industry regulations.

We also face competition from cable television companies providing voice service offerings. Voice offerings of cable operators are offered mainly under Competitive Local Exchange Carrier certificates obtained in states where they offer services and therefore are subject to fewer service quality or service reporting requirements. In addition, the rates or prices of the voice service offerings of cable companies are not subject to regulation. In contrast, our voice service rates or prices, in our capacity as an ILEC, are subject to regulation by various state public service commissions. Unlike cable operators, we are also subject to “carrier of last resort” obligations, which generally obligates us to provide basic voice services to any person regardless of the profitability of such customer. As a result of these disadvantages, we may not be able to compete successfully with cable companies in the offering of voice services.

Competition from wireless carriers is likely to continue to cause access line losses, which could adversely affect our operating results and financial performance.

Wireless competition has contributed to a reduction in our access lines, and generally has caused pricing pressure in the industry. As wireless carriers continue to expand and improve their network coverage while lowering their prices, some customers choose to stop using traditional wireline phone service and instead rely solely on wireless service. We anticipate that this trend toward solely using wireless services will continue, particularly if wireless prices continue to decline and the quality of wireless services improves. Many wireless carriers are substantially larger than we are and will have greater financial resources and superior brand recognition than we have. In the future, it is expected that the number of access lines served by us will continue to be adversely affected by wireless substitution and that industry-wide pricing pressure will continue. We may not be able to compete successfully with these wireless carriers.

Windstream Corporation

Form 10-K, Part I

Item 1A. Risk Factors

We may not realize the anticipated synergies, cost savings and growth opportunities from acquisitions.

As part of our business strategy, we may pursue mergers and acquisitions from time to time with other companies as opportunities may arise. For example, we completed the acquisition of CTC during 2007 and expect to realize significant cost savings and other synergies from this transaction. The success of the CTC and other potential transactions will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities through the successful integration of the businesses of acquired companies with those of Windstream. Even if we are successful integrating the businesses of acquired companies, there can be no assurance that these integrations will result in the realization of the full benefit of the anticipated synergies, cost savings or growth opportunities or that these benefits will be realized within the expected time frames. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, benefits from the transaction may be offset by costs incurred in integrating the companies, and regulatory authorities may impose adverse conditions on the combined business in connection with granting approval for the merger.

We could be harmed by rapid changes in technology.

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and wireless communications. Rapid technological developments in wireless, personal communications services, digital microwave, satellite, high-speed Internet radio services, local multipoint distribution services, meshed wireless fidelity, or WiFi, and other wireless technologies could result in the development of products or services that compete with or displace those offered by traditional local exchange carriers (“LECs”). For example, we may be unable to retain existing customers who decide to replace their wireline telephone service with wireless telephone service. In addition, the development and deployment of cable and high-speed Internet technology will result in additional local telephone line losses for us if customers choose VoIP for their local telephone service. Additional access line loss will also likely occur as customers shift from dial-up data services, which are often on a second phone line, to high-speed data services. Furthermore, the proliferation of replacement technologies impacting our wireline business could require us to make significant additional capital investment in order to compete with other service providers that may enjoy network advantages that will enable them to provide services more efficiently or at a lower cost. Alternatively, we may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

We provide services to our customers over access lines, and if we continue to lose access lines like we have historically, our revenues, earnings and cash flows from operations could be adversely affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years. During 2007, excluding the access lines acquired from CTC, the number of access lines we served declined by approximately 4.6 percent due to a number of factors, including increased competition and wireless and high-speed Internet substitution. We expect to continue to experience net access line loss in our markets. Our inability to retain access lines could adversely affect our revenues, earnings and cash flow from operations.

We are subject to various forms of regulation from the Federal Communications Commission (“FCC”) and state regulatory commissions in the 16 states in which we operate, which limits our pricing flexibility for regulated voice and high-speed Internet products, subjects us to service quality, service reporting and other obligations, and exposes us to the reduction of revenue from changes to the universal service fund or the inter-carrier compensation system.

As a provider of wireline communication services, we have operating authority from each of the 16 states in which we conduct local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these 16 states as well as from the FCC. State regulatory commissions have primary jurisdiction over local and intrastate services including, to some extent, the rates that we charge customers and other telecommunications companies, and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. These regulations restrict our ability to adjust rates to reflect market conditions and affect our ability to compete and respond to changing industry conditions.

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

In 2007, we received approximately 7% of our revenues from state and federal Universal Service Funds, and any adverse regulatory developments with respect to these funds could adversely affect our profitability.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 7 percent of our revenues for the year ended December 31, 2007. A portion of such fees are based on relative cost structures, and we expect receipt of such fees to decline as we continue to reduce costs. Pending regulatory proceedings could, depending on the outcome, materially reduce our USF revenues.

We will be required to make contributions to state and federal USFs each year. Current state and federal regulations allow us to recover these contributions by including a surcharge on our customers’ bills. If state and/or federal regulations change, and we become ineligible to receive support, such support is reduced, or we become unable to recover the amounts we contribute to the state and federal USFs from our customers, our earnings and cash flows from operations would be directly and adversely affected.

Windstream’s substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms.

As of December 31, 2007, we had approximately $5.3 billion in long-term debt outstanding. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

•	Increase our vulnerability to general adverse economic and industry conditions;

•

Require us to dedicate a substantial portion of cash flows from operations to interest and principal payments on outstanding debt, thereby limiting the availability of cash flow to fund future capital expenditures, working capital and other general corporate requirements;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry;

•	Place us at a competitive disadvantage compared with competitors that have less debt; and

•	Limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and its other debt agreements. If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness.

Windstream Corporation

Form 10-K, Part I

Item 1A. Risk Factors

We may not generate sufficient cash flows from operations, or have future borrowings available under our credit facilities or from other sources sufficient to enable us to make our debt payments or to fund dividends and other liquidity needs. We may not be able to refinance any of our debt, including our credit facilities, on commercially reasonable terms or at all. If we are unable to make payments or refinance our debt, or obtain new financing under these circumstances, we would have to consider other options, such as selling assets, issuing additional equity or debt, or negotiating with its lenders to restructure the applicable debt. Our credit agreement and the indentures governing our senior notes may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.

Our operations require substantial capital expenditures.

We require substantial capital to maintain, upgrade and enhance our network facilities and operations. During 2007, we incurred $365.7 million in capital expenditures. In addition, our current dividend practice utilizes a significant portion of our cash generated from operations and therefore limits our operating and financial flexibility and our ability to significantly increase capital expenditures. While we have historically been able to fund capital expenditures from cash generated from operations, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause capital to not be available when needed. This could adversely affect our business.

We may be affected by significant restrictions with respect to certain actions that could jeopardize the tax-free status of our July 17, 2006 spin off and merger.

The July 17, 2006 merger agreement restricts us from taking certain actions that could cause the spin off to be taxable to Alltel under Section 355(e) of the Internal Revenue code or otherwise jeopardize the tax-free status of the spin off or the merger (which the merger agreement refers to as “disqualifying actions”), including:

•	Generally, for two years after the spin off, taking, or permitting any of our subsidiaries to take, an action that might be a disqualifying action;

•

For two years after the spin off, entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition of our stock or the issuance of shares of our stock, or options to acquire or other rights in respect of such stock, in excess of a permitted basket of 48,547,018 shares as of December 31, 2007 (as adjusted for stock splits, stock dividends, recapitalizations, reclassifications and similar transactions), unless, generally, the shares are issued to qualifying employees or retirement plans, each in accordance with “safe harbors” under regulations issued by the IRS;

•	For two years after the spin off, repurchasing our shares, except to the extent consistent with guidance issued by the IRS;

•

For two years after the spin off, permitting certain wholly-owned subsidiaries that were wholly-owned subsidiaries of Alltel Holding Corp. at the time of the spin off to cease the active conduct of the Windstream business to the extent so conducted by those subsidiaries immediately prior to the spin off; and

•

For two years after the spin off, voluntarily dissolving, liquidating, merging or consolidating with any other person, unless (1) we are the survivor of the merger or consolidation or (2) prior to undertaking such action, we receive the prior consent of Alltel.

Nevertheless, we will be permitted to take any of the actions described above in the event that we receive the prior written consent of Alltel or the Internal Revenue Service has granted a favorable ruling to Alltel or us as to the effect of such action on the tax-free status of the spin off and merger transactions. To the extent that the tax-free status of the transactions is lost because of a disqualifying action taken by us or any of our subsidiaries after the distribution date (except to the extent that Alltel has delivered a previous consent to us permitting such action), we generally will be required to indemnify, defend and hold harmless Alltel and its subsidiaries (or any successor to any of them) from and against any and all resulting tax-related losses incurred by Alltel.

Windstream Corporation

Form 10-K, Part I

Item 1A. Risk Factors

Because of these restrictions, we may be limited in the amount of stock that we can issue to make acquisitions in the two years subsequent to the spin off and merger. Also, our indemnity obligation to Alltel might discourage, delay or prevent a change of control during this two-year period that our stockholders may consider favorable. The foregoing restrictions will expire on July 17, 2008.

Disruption in our networks and infrastructure may cause us to lose customers and incur additional expenses.

To be successful, we will need to continue to provide our customers with reliable service over our networks. Some of the risks to our networks and infrastructure include: physical damage to access lines, breaches of security, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we will experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third party service providers. We could experience more significant disruptions in the future. We could also face disruptions due to capacity limitations if changes in our customers’ usage patterns for our high-speed Internet services result in a significant increase in capacity utilization, such as through increased usage of video or peer-to-peer file sharing applications. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, and thereby adversely affect our business, revenue and cash flows.

Weak economic conditions may decrease demand for our services.

We could be sensitive to economic conditions and downturns in the economy. Downturns in the economy and vendor concentration in the markets we serve could cause our existing customers to reduce their purchases of our basic and enhanced services and make it difficult for us to obtain new customers.

Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.

As of December 31, 2007, approximately 1,819 of our employees, or 24 percent of all of our employees, at various sites were covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred. Within the last five years, one work stoppage occurred at our facility in Lexington, Kentucky, which involved approximately 350 employees and lasted approximately 120 days. Any work stoppages in the future could have a material adverse effect on our business, financial condition or results of operations.

We are currently party to 20 collective bargaining agreements with several unions, which expire at various times. Of these collective bargaining agreements, 9 agreements covering a total of approximately 763 employees as of December 31, 2007 are due to expire in 2008, including one contract covering approximately 500 employees in the former Valor market that expired February 28, 2008, and remain subject to continuing renewal negotiations. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Any work stoppage in the future could have a material adverse effect on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

No reportable information under this item.

Item 2. Properties

The Company’s properties do not provide a basis for description by character or location of principal units. Certain Windstream properties are pledged as collateral as discussed further in Note 15 to the consolidated financial statements. The obligations under our senior secured credit facilities are secured by liens on substantially all of the personal property assets of Windstream and its subsidiaries who are guarantors of our senior secured credit facilities. A summary of the Company’s investment in property, plant and equipment segregated between the Company’s regulated wireline, product distribution, and other operations is presented below.

Windstream Corporation

Form 10-K, Part I

Item 2. Properties

WIRELINE PROPERTY

The Company’s wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, outside plant and related equipment. Outside communications plant includes aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in wireline property as of December 31, 2007, was as follows:

(Millions)
Land	$24.7
Buildings and improvements	435.1
Central office equipment	3,667.8
Outside communications plant	4,445.8
Furniture, vehicles and other equipment	447.7

Total	$9,021.1

PRODUCT DISTRIBUTION PROPERTY

Properties of the product distribution operations consist primarily of office and warehouse facilities and software to support the business units in the distribution of telecommunications products. The total gross investment by category for the product distribution operations of the Company as of December 31, 2007, was as follows:

(Millions)
Land	$-
Buildings and leasehold improvements	0.3
Software, including internally developed	6.5
Furniture, fixtures, vehicles and other	4.8

Total	$11.6

OTHER OPERATIONS PROPERTY

Windstream also holds a $12.7 million gross investment in property used in its wireless business, consisting primarily of central office equipment.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the fourth quarter of 2007.

Windstream Corporation

Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The outstanding shares of Windstream’s common stock are listed and traded on the New York Stock Exchange and trade under the symbol WIN. Prior to the merger with Valor on July 17, 2006, the Company’s common stock was listed and traded on the New York Stock Exchange under the symbol VCG, which was registered to Valor Communications Group, Inc. subsequent to their initial public offering on February 9, 2005. The following table reflects the range of high, low and closing prices of Windstream’s (and Valor’s) common stock as reported by Dow Jones & Company, Inc. for each quarter in 2007 and 2006.

Year	Qtr.	High	Low	Close	Dividend Declared
2007	4th	$14.40	$12.38	$13.02	$.25
	3rd	$15.10	$12.46	$14.12	$.25
	2nd	$15.30	$14.47	$14.76	$.25
	1st	$15.63	$13.75	$14.69	$.25
2006	4th	$14.43	$13.16	$14.22	$.25
	3rd	$13.63	$11.13	$13.19	$.20
	July 17th	$11.63	$11.43	$11.50	$.07	(1)
	2nd	$13.54	$11.28	$11.45	$.36
	1st	$13.42	$11.41	$13.16	$.36

(1) On July 17, 2006, Alltel completed the spin off of its wireline telecommunications business to its stockholders and the merger of that wireline business with Valor. A partial, prorated dividend was declared by Valor for the period in the third quarter 2006 prior to the merger.

As of February 22, 2008, the approximate number of holders of common stock, including an estimate for those holding shares in brokers’ accounts, was 173,000.

For a discussion of certain restrictions on the ability of Windstream to pay dividends under its debt instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations Financial Condition, Liquidity and Capital Resources” in the Financial Supplement to this annual report on Form 10-K.

(b)	Not applicable.

(c)	Information pertaining to the repurchase of Windstream shares is included in the table below.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans
November 30, 2007	19,574,422	(1)	$12.95	—	—
December 1-31, 2007	3,009,549	(1)	$13.29	—	—

Total	22,583,971		$13.00	—	—

(1) On November 30, 2007 Windstream completed the split off transaction of its directory publishing business in which Windstream exchanged all the outstanding equity of its publishing business for an aggregate 19,574,422 shares of Windstream common stock. Additionally, as part of the transaction, Windstream was paid a special cash dividend in an amount of $40.0 million. The proceeds of the special cash dividend were used to repurchase Windstream common stock.

(2) In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. While it is our intention to fully achieve this plan over this period, we will also review other opportunities to enhance shareholder returns as they become available.

The calculation of average price paid per share does not include any fees, commissions or other costs associated with the repurchase of such shares.

Windstream Corporation

Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Set forth below is a line graph showing a quarterly comparison since February 9, 2005, the initial day of public trading of Valor shares, of total cumulative stockholder returns on Windstream common stock, along with the returns on the Standards & Poor’s (“S&P”) 500 Stock Index and the S&P Telcom Index. The S&P Telcom Index consists of the following companies: American Tower Corporation, AT&T Inc., CenturyTel Inc., Citizens Communications Company, Embarq Corporation, Qwest Communications International Inc., Verizon Communications Inc. and Windstream Corporation.

The graph and table above provides the cumulative change of $100.00 invested on February 9, 2005, including reinvestment of dividends, for the periods indicated.

Windstream Corporation

Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Set forth below is a line graph showing quarterly comparisons of stockholder returns since July 18, 2006, the initial day of trading following the spin off from Alltel and merger with Valor. The graph includes the total cumulative stockholder returns on Windstream common stock, and comparative returns on the S&P 500 Stock Index and the S&P Telcom Index.

The graph and table above provides the cumulative change of $100.00 invested on July 18, 2006, including reinvestment of dividends, for the periods indicated.

The foregoing performance graphs contained in Item 5 shall not be deemed to be soliciting material or be filed with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

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

The following table sets forth information about Windstream’s equity compensation plans as of February 22, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	-	-	-

Equity compensation plans approved by	-	-	5,150,604(1)
security holders

Total	-	-	5,150,604

(1)	The Windstream Corporation 2006 Equity Incentive Plan.

Windstream Corporation

Form 10-K, Part II

Item 6. Selected Financial Data

For information pertaining to Selected Financial Data of Windstream, refer to pages F-30 through F-31 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations of Windstream, refer to pages F-2 to F-29 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to the Company’s market risk disclosures, refer to pages F-24 through F-25 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to Financial Statements and Supplementary Data of Windstream, refer to pages F-32 to F-80 of the Financial Supplement, which is incorporated by reference herein.

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

(b)	Management’s report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-33 of the Financial Supplement, is incorporated by reference herein.

(c)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Windstream’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this annual report, and they have concluded that there were no changes to Windstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Windstream’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

Windstream Corporation

Form 10-K, Part III

Item 10. Directors, Executive Officers, and Corporate Governance

For information pertaining to Directors of Windstream Corporation refer to “Proposal No. 1 - Election of Directors” in Windstream’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the audit committee financial expert and corporate governance refer to “Board and Board Committee Matters” in Windstream’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to “Audit Committee Report” in Windstream’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Executive officers of the Company are as follows:

Name	Business Experience	Age

Jeffery R. Gardner	President and Chief Executive Officer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Executive Vice President and Chief Financial Officer of Alltel Corporation from 1998 to 2005.	48
Brent K. Whittington	Executive Vice President and Chief Financial Officer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Vice President for Finance and Accounting of Alltel Corporation from 2002 to 2005.	37
John P. Fletcher	Executive Vice President, General Counsel and Secretary of Windstream since July 17, 2006 and of Alltel Holding Corp. from February 2006 to July 2006; Partner at Kutak Rock LLP from 2000 to 2006.	42
Michael D. Rhoda	Senior Vice President – Government Affairs of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 2002 to 2005 including Vice President of Business Development, and Vice President - Wireline Regulatory & Wholesale Services.	47
Robert G. Clancy, Jr.	Senior Vice President and Treasurer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1998 to 2005 including Vice President of Sales and Distribution, Vice President of Internal Audit, and Vice President of Investor Relations.	43
Susan Bradley	Senior Vice President – Human Resources of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1990 to 2005 including Vice President – Human Resources, Compensation and Staffing.	56
Richard J. Crane	Executive Vice President and Chief Marketing Officer of Windstream since May 2007, and Senior Vice President - Marketing of Windstream from July 2006 to May 2007. Senior Vice President - Marketing of Alltel Holding Corp. from December 2005 to July 2006. Various positions with Alltel Corporation from 2000 to 2005 including Vice President Southeast Region and Vice President Strategic Marketing.	53
Anthony W. Thomas	Controller of Windstream since July 17, 2006 and of Alltel Holding Corp. from June 2006 to July 2006; Various positions with Alltel Corporation from 1998 to 2006 including Vice President of Investor Relations and Vice President of Southeast Regional Finance.	36

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

For information regarding compliance with Section 16(a) of the Exchange Act, refer to “Section 16 (a) Beneficial Ownership Reporting Compliance” in Windstream’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Windstream Corporation

Form 10-K, Part III

Item 11. Executive Compensation

For information pertaining to Executive Compensation, refer to “Compensation Committee Report on Executive Compensation” and “Management Compensation” in Windstream’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of Windstream securities and director independence, refer to “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Board and Board Committee Matters” in Windstream’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to “Certain Transactions” in Windstream’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information pertaining to fees paid to the Company’s principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in Windstream’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.

Form 10-K, Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: The following Consolidated Financial Statements of Windstream Corporation are included in the Financial Supplement, which is incorporated by reference herein:
Financial Supplement Page Number

	Report of Independent Registered Public Accounting Firm	F-34
	Consolidated Statements of Income - for the years ended December 31, 2007, 2006 and 2005	F-35
	Consolidated Balance Sheets – as of December 31, 2007 and 2006	F-36
	Consolidated Statements of Cash Flows - for the years ended December 31, 2007, 2006 and 2005	F-37
	Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2007, 2006 and 2005	F-38
	Notes to Consolidated Financial Statements	F-39 - F-80

Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Registered Public Accounting Firm	32
	Schedule II. Valuation and Qualifying Accounts	33-34

3.	Exhibits:
	Exhibit Index	35-38

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

Windstream Corporation Registrant

By	/s/ Jeffery R. Gardner	Date:	February 29, 2008
Jeffery R. Gardner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Brent K. Whittington	Date:	February 29, 2008
Brent K. Whittington, Executive Vice President - Chief Financial Officer (Principal Financial Officer)

By	/s/ Jeffery R. Gardner
Jeffery R. Gardner, President, Chief Executive Officer and Director

By	/s/ Anthony W. Thomas	By	/s/ John P. Fletcher
Anthony W. Thomas, Controller			* (John P. Fletcher, Attorney-in-fact)
(Principal Accounting Officer)
		Date:	February 29, 2008

By	/s/ Francis X. Frantz
Francis X. Frantz, Chairman and Director

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

*Dennis E. Foster, Director

*Jeffrey T. Hinson, Director

*Judy K. Jones, Director

*William A. Montgomery, Director

*Frank E. Reed, Director

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Shareholders of Windstream Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 29, 2008 appearing in this 2007 Annual Report on Form 10-K of the Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Little Rock, Arkansas
February 29, 2008

WINDSTREAM CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and other:
For the years ended:
December 31, 2007	$10.4	$28.5		$-		$25.6	(A)	$13.3
December 31, 2006	$9.7	$18.4		$-		$17.7	(A)	$10.4
December 31, 2005	$11.3	$29.2		$-		$30.8	(A)	$9.7

Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2007	$10.6	$-		$3.5	(B)	$1.5	(C)	$12.6
December 31, 2006	$-	$-		$10.6	(D)	$-		$10.6
December 31, 2005	$-	$-		$-		$-		$-

Accrued liabilities related to merger, integration and restructuring charges:
For the years ended:
December 31, 2007	$28.9	$13.9	(E)	$25.3	(F)	$53.4	(G)	$14.7
December 31, 2006	$-	$48.6	(H)	$17.8	(I)	$37.5	(J)	$28.9
December 31, 2005	$-	$35.7	(K)	$-		$35.7	(L)	$-

Notes:

(A)	Accounts charged off net of recoveries of amounts previously written off.

(B)	Valuation allowance for deferred taxes was established related to expected realization of net operating losses assumed from the acquisition of CTC.

(C)	Adjustment to the net operating loss carry forwards acquired from Valor.

(D)	Valuation allowance for deferred taxes was established related to expected realization of net operating losses assumed from Valor in the merger.

(E)	During 2007, the Company incurred total merger and integration costs of $5.6 million to complete the acquisition of CTC, and incurred $3.7 million in transaction costs to complete the split off of its directory publishing business. Additionally in 2007, the Company incurred $4.6 million in restructuring costs from a workforce reduction plan and the announced realignment of its business operations and customer service functions intended to improve overall support to its customers.

(F)	CTC transaction charges included in goodwill in the amount of $25.3 million consisted primarily of capitalized transaction and employee-related costs.

(G)	Includes cash outlays of $32.4 million for merger, integration and restructuring costs charged to expense, and $21.0 million in cash outlays for CTC and Valor transaction costs charged to goodwill.

(H)	During 2006, the Company incurred $26.8 million of incremental costs, principally consisting of rebranding costs, consulting and legal fees, and system conversion costs related to the spin off of the Alltel wireline telecommunication business and merger with Valor. These costs do not include a $0.8 million non-cash charge related to the accelerated vesting of employees’ Alltel restricted stock, which was recorded against paid-in capital. Windstream also incurred $10.6 million in restructuring charges, which consisted of severance and employee benefit costs related to a workforce reduction, and $11.2 million in investment banker, audit and legal fees associated with the announced split off of its directory publishing business.

(I)	Valor integration charges included in goodwill in the amount of $17.8 million consisted primarily of severance and lease termination penalties.

(J)	Includes cash outlays of $28.4 million for merger, integration and restructuring costs charged to expense, and $9.1 million in cash outlays for Valor integration charged to goodwill.

(K)	During 2005, the Company incurred $4.5 million of severance and employee benefit costs related to a workforce reduction in its wireline operations. The Company also incurred $31.2 million of incremental costs, principally consisting of investment banker, audit and legal fees, related to the spin off from Alltel and merger with Valor.

(L)	Includes cash outlays of $35.7 million for expenses in 2005.

See Note 10, “Merger, Integration and Restructuring Charges”, to the consolidated financial statements on pages F-64 to F-65 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and restructuring charges recorded by the Company in 2007, 2006 and 2005.

EXHIBIT INDEX

Number and Name

2.1	Distribution Agreement, dated as of December 8, 2005, between Alltel Corporation and Alltel Holding Corp. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of Alltel Corporation dated December 9, 2005).	*

2.2	Agreement and Plan of Merger, dated as of December 8, 2005, among Alltel Corporation, Alltel Holding Corp., and Valor Communications Group, Inc. (incorporated herein by reference to Exhibit 2.2 to Current Report on Form 8-K of Alltel Corporation dated December 9, 2005).	*

2.3	Amended and Restated Share Exchange Agreement, dated as of August 16, 2007, by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.	(a)

3.1	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Corporation’s Registration Statement on Form S-4 filed May 23, 2006).	*

3.2	Amended and Restated Bylaws of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

4.1	Indenture dated July 17, 2006 among Windstream Corporation (as successor to Alltel Holding Corp.), certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.2	First Supplemental Indenture dated as of July 17, 2006 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.3	Second Supplemental Indenture dated August 31, 2007 to the Indenture dated as of July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee (incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.4	Third Supplemental Indenture dated December 12, 2007 to the Indenture dated as of July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee.	(a)

4.5	Indenture dated February 27, 2007 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

4.6	First Supplemental Indenture dated August 31, 2007 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.7	Second Supplemental Indenture dated December 12, 2007 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee.	(a)

4.8	Indenture, dated February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, Valor Communications Group, Inc. and the other guarantors thereto, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Quarterly Report of Valor Communications Group, Inc. on Form 10-Q for the quarter ended March 31, 2005).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

4.9	First Supplemental Indenture dated as of July 17, 2006 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream as guarantors thereto and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.10	Second Supplemental Indenture dated August 31, 2007 to the Indenture dated as of February 14, 2005 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.11	Third Supplemental Indenture dated December 12, 2007 to the Indenture dated as of February 14, 2005 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York, as trustee.	(a)

4.12	Form of 8 1/8% Senior Note due 2013 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.13	Form of 8 5/8% Senior Note due 2016 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.14	Form of 7.0% Senior Note due 2019 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

4.15	Form of 7 3/4% Senior Note due 2015 of Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp. (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of Valor Communications Group, Inc for the quarter ended March 31, 2005).	*

10.1	Tax Sharing Agreement dated July 17, 2006 among Alltel Corporation, Alltel Holding Corp. and Valor Communications Group, Inc. (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.2	Amended and Restated Credit Agreement dated February 27, 2007 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger (incorporated herein by reference to Exhibit 10.1 to Windstream’s Current Report on Form 8-K dated March 1, 2007).	*

10.3	Amendment No. 1, dated November 15, 2007, to the Amended and Restated Credit Agreement dated February 27, 2007 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents.	(a)

10.4	Amendment No. 2, dated September 30, 2007, to the Amended and Restated Credit Agreement dated February 27, 2007 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
10.5	Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).	*

10.6	Form of Restricted Shares Agreement (Non-Employee Directors) entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

10.7	Amendment No. 1 to the Employee Benefits Agreement dated July 17, 2006 among Alltel Corporation and Alltel Holding Corp. (incorporated herein by reference to Exhibit 10.7 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.8	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.9	Amendment No. 1 to Windstream Corporation Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated January 4, 2008)	*

10.10	Windstream Corporation Benefit Restoration Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.11	Windstream Corporation 2007 Deferred Compensation Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.12	Form of Indemnification Agreement entered into between Windstream Corporation and its directors and executive officers (incorporated herein by reference to Exhibit 10.13 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.13	Form of Restricted Shares Agreement (Officers: Performance-Based Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

10.14	Form of Restricted Shares Agreement (Officers: Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

10.15	Amended and Restated Employment Agreement, dated as of January 1, 2008, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.16	Form of Amended and Restated Change-In-Control Agreement, dated as of January 1, 2008, entered into between the Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.17	Letter Agreement, dated as of November 7, 2006, between the Windstream Corporation and Francis X. Frantz (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated November 13, 2006).	*

10.18	Windstream 2006 Equity Incentive Plan (incorporated by reference to Annex G to the Corporation’s Proxy Statement/Prospectus-Information Statement dated May 26, 2006)	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
10.19	Amendment No. 1 to Windstream 2006 Equity Incentive plan, dated January 1, 2008 (incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated January 4, 2008)	*

14.1	Code of Ethics (Working with Integrity) of Windstream Corporation	(a)

21	Listing of Subsidiaries.	(a)

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	(a)

24	Power of Attorney.	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

WINDSTREAM CORPORATION

FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

WINDSTREAM CORPORATION

INDEX TO FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). Windstream was formed on July 17, 2006 through the spin off of Alltel Holding Corp., the holding company for the wireline and communications support operating subsidiaries of Alltel Corporation (“Alltel”), in a pro rata distribution to Alltel shareholders. Results of operations prior to the spin off are for Alltel Holding Corp. (the “legacy business”). This discussion should be read in conjunction with the Company’s consolidated financial statements, including the related notes thereto, on pages F-35 to F-80 of this Financial Supplement.

Management believes that the assumptions underlying the Company’s financial statements are reasonable. These financial statements, however, may not be necessarily indicative of future results of operations, financial position or cash flows, and may not reflect what the Company’s results of operations, financial position and cash flows would have been had it been a separate, stand-alone company during the periods prior to the spin off from Alltel. Certain statements set forth below under this caption constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of this annual report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Executive Summary of 2007 Results

Windstream is a customer-focused telecommunications company that provides local telephone, high-speed Internet, long distance, network access, video and wireless services to approximately 3.2 million customers primarily located in rural areas in 16 states. Among the highlights in 2007:

•

Through the acquisition of CT Communications, Inc. (“CTC”) on August 31, 2007, the Company added approximately 132,000 access lines, 31,000 high-speed Internet customers and 51,000 wireless customers in North Carolina in areas adjacent to its existing operations.

•

In addition to customers acquired from CTC, the Company added approximately 184,000 net high-speed Internet customers in its wireline business, increasing its high-speed Internet customer base to over 871,000. In the twelve month period ended December 31, 2007, the Company lost approximately 147,000 access lines in its wireline business, or approximately 4.6 percent of its total access lines in 2007.

•

Revenues and sales increased $227.5 million, and operating income increased $252.3 million, as compared with 2006, due in part to the acquisitions of Valor Communications Group Inc. (“Valor”) and CTC, and to increases in the high-speed Internet customer base.

•

The Company generated cash flows from operations of $1,033.7 million for the twelve months ended December 31, 2007, which was used in part to finance the acquisition of CTC, to fund capital expenditures of $365.7 million and to pay $476.8 million in dividends to shareholders in 2007.

During 2008, the Company will continue to face significant challenges resulting from competition in the telecommunications industry and changes in the regulatory environment, including the effects of potential changes to the rules governing universal service and inter-carrier compensation. In addressing competition, the Company will continue to focus its efforts on improving customer service, increasing high-speed Internet penetration and expanding its service offerings.

Business Trends

The following risk factors and material non-recurring events and transactions could cause the Company’s reported financial information to be not necessarily indicative of future operating results or future financial conditions.

•

As discussed in detail below, the Company’s revenues and sales and operating income in future periods will continue to be positively impacted by two recent acquisitions. The Company added approximately 501,000 access lines through the acquisition of Valor in the third quarter of 2006, and approximately 132,000 access lines through the acquisition of CTC in the third quarter of 2007.

•

Wireline revenues and sales are expected to continue to be adversely impacted by future declines in access lines due to increasing competition in the telecommunications industry from cable television providers, wireless communications providers, and providers using other emerging technologies.

•

The Company is also exposed to regulatory uncertainty in state and federal Universal Service Fund (“USF”) programs. Pending regulatory proceedings and increased receipts of USF monies by wireless carriers could materially reduce the Company’s USF revenues, although near-term expectations are that the Company will maintain its current level of funding absent significant changes in the programs.

•

The split off of the Company’s directory publishing business, which was completed in the fourth quarter of 2007, will result in a reduction in wireline segment revenues due to the elimination of royalties received on sales of advertising in Windstream telephone directories. The Company agreed to forego these royalty payments for a period of 50 years as part of the split off agreement, and received $506.7 million in up-front consideration for the publishing business (See Note 3). The split off of the publishing business also resulted in the loss of directory publishing revenues, as discussed below in “Other Operations”.

•	The Company expects to realize significant cost savings from the integration of the CTC operations in future periods, although there are no assurances these cost savings will be fully achieved.

•	The Company has incurred significant non-recurring transaction-related expenses in both 2006 and 2007, as discussed further below in “Merger and Integration Costs”.

•

The Company recognized significant increases in interest expense following the spin off from Alltel and merger with Valor in the third quarter of 2006 pursuant to the issuance of debt used to finance the transactions.

•	The Company is exposed to changes in economic trends in the markets it serves, which may increase bad debt expense as a result of increased customer accounts written off.

The foregoing risk factors and material transactions, as well as other risks and events that could cause Windstream’s reported financial information to be not necessarily indicative of future operating results or financial condition, are discussed in more detail under “Risk Factors” in Item 1A and in the notes to the consolidated financial statements.

STRATEGIC TRANSACTIONS

Spin off from Alltel - On July 17, 2006, Alltel completed the spin off of Alltel Holding Corp., its wireline telecommunications division and related businesses, and the subsequent merger of that business with Valor (as further discussed below under “Acquisitions”). Pursuant to the spin off, Alltel contributed all of its wireline assets to the newly formed company in exchange for: (i) newly issued Company common stock, (ii) the payment of a special dividend to Alltel in the amount of $2.3 billion and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”). In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by its wireline subsidiaries. Following the Contribution, Alltel distributed 100 percent of the common shares of the Company to its shareholders as a tax-free dividend. Alltel also exchanged the Company’s securities for certain Alltel debt held by certain investment banking firms. The investment banking firms subsequently sold the Company’s securities in the private placement market. On November 28, 2006, the Company replaced these securities with registered senior notes in the same amount with the same maturity.

For periods prior to the spin off from Alltel, the Company’s consolidated financial statements were derived from the accounting records of Alltel, principally representing Alltel’s historical wireline and communications support segments. The Company has used the historical results of operations, and the historical basis of assets and liabilities of the subsidiaries it owns after completion of the spin off, to prepare the consolidated financial statements for periods prior to the spin off. For the periods through July 17, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. These expenses have been allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Management of both the Company and Alltel considered these allocations to be a reasonable reflection of the utilization of services provided.

Acquisitions - Immediately after the consummation of the spin off, the Company merged with and into Valor, with Valor continuing as the surviving corporation and Alltel Holding Corp. serving as the accounting acquirer. The resulting company was renamed Windstream Corporation. As a result of the merger, all of the issued and outstanding shares of the Company’s common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of its common stock to Alltel shareholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of the Company’s common stock outstanding as of the effective date of the merger. Upon completion of the merger, Alltel’s shareholders owned approximately 85 percent of the outstanding equity interests of Windstream, and the shareholders of Valor owned the remaining approximately 15 percent of such equity interests. In addition, Windstream assumed Valor debt valued at $1,195.6 million.

On August 31, 2007, Windstream completed the acquisition of CTC in a transaction valued at $584.3 million. Under the terms of the agreement the shareholders of CTC received $31.50 in cash for each of their shares with a total cash payout of $652.2 million. The transaction value also includes a payment of $37.5 million made by Windstream to satisfy CTC’s debt obligations, offset by $105.4 million in cash and short-term investments held by CTC. Including $25.3 million in severance and other transaction-related expenses, the total net consideration paid in the acquisition was $609.6 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand. The accompanying financial statements reflect the combined operations of Windstream and CTC following the acquisition.

The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. The access lines and high-speed Internet customers added through the acquisition will significantly increase Windstream’s presence in North Carolina and provide the opportunity to generate significant operating efficiencies with contiguous Windstream markets. The transaction has increased Windstream’s position in these markets where it can leverage its brand and bring significant value to customers by offering competitive bundled services. As of August 31, 2007, high-speed Internet was available to 95 percent of CTC’s access lines, 75 percent of which could offer speeds up to 10Mb.

Disposition - On November 30, 2007, Windstream completed the split off of its directory publishing business (the “publishing business”) in a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and Windstream shareholder.

To facilitate the split off transaction, Windstream contributed the publishing business to a newly formed subsidiary (“Holdings”). Holdings paid a special cash dividend to Windstream in an amount of $40.0 million, issued additional shares of Holdings common stock to Windstream, and distributed to Windstream certain debt securities of Holdings having an aggregate principal amount of $210.5 million. Windstream exchanged the Holdings debt securities for outstanding Windstream debt securities with an equivalent fair market value, and then retired those securities. Windstream used the proceeds of the special dividend to repurchase approximately three million shares of Windstream common stock during the fourth quarter. Windstream exchanged all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”) owned by WCAS, which were then retired. Based on the price of Windstream common stock of $12.95 at November 30, 2007, the Exchanged WIN Shares had a value of $253.5 million. The total value of the transaction was $506.7 million, including an adjustment for net working capital of approximately $2.7 million. As a result of completing this transaction, Windstream recorded a gain on the sale of its publishing business of $451.3 million in the fourth quarter of 2007, after substantially all performance obligations had been fulfilled.

In connection with the consummation of the transaction, the parties and their affiliates entered into a publishing agreement whereby Windstream granted Local Insight Yellow Pages, Inc. (“Local Insight Yellow Pages”), the successor to the Windstream subsidiary that once operated the publishing business, an exclusive license to publish Windstream directories in each of its markets other than the newly acquired CTC markets. Local Insight Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area covered under the agreement in which Windstream or its affiliates, are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Local Insight Yellow Pages on advertising revenues generated from covered directories for the duration of the publishing agreement. The wireline segment recognized approximately $56.0 million in royalty revenues during the eleven months ended November 30, 2007.

ORGANIZATION AND RESULTS OF OPERATIONS

The Company is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline and product distribution segments, and other operations. The Company’s wireline segment consists of its retail and wholesale telecommunications services, including local telephone, high-speed Internet, long distance, network access and video services. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure equipment to both affiliated and non-affiliated businesses. The Company’s other operations include results from the Company’s wireless, directory publishing, and telecommunications information services businesses. Effective with the completion of the split off of its directory publishing business, as discussed above, the Company’s publishing operations have ceased. Following the merger with Valor, telecommunications information services are no longer offered as Valor was the only external customer.

Consolidated Results of Operations
(Millions)	2007	2006	2005
Segment revenues and sales:
Wireline	$3,112.5	$2,758.6	$2,551.8
Product distribution	339.9	334.9	307.9
Other operations	137.9	162.3	171.9

Total business segment revenues and sales	3,590.3	3,255.8	3,031.6
Less: affiliated eliminations	329.5	222.5	108.1

Consolidated revenues and sales	$3,260.8	$3,033.3	$2,923.5
Segment income
Wireline	$1,154.2	$920.3	$649.2
Product distribution	(1.4)	4.7	4.4
Other	7.6	12.6	11.4

Total business segment income	1,160.4	937.6	665.0
Merger and integration costs	(9.3)	(38.8)	(31.2)

Consolidated operating income	1,151.1	898.8	633.8
Other income, net	11.1	8.7	11.6
Gain on sale of publishing business	451.3	-	-
Loss on extinguishment of debt	-	(7.9)	-
Intercompany interest income	-	31.9	23.3
Interest expense	(444.4)	(209.6)	(19.1)

Income before income taxes, extraordinary item and cumulative effect of accounting change	1,169.1	721.9	649.6
Income taxes	252.0	276.3	267.9

Income before extraordinary item and cumulative effect of accounting change	917.1	445.6	381.7
Extraordinary item, net of income taxes	-	99.7	-
Cumulative effect of accounting change, net of taxes	-	-	(7.4)

Net income	$917.1	$545.3	$374.3

The following discussion and analysis details results for Windstream Consolidated Revenues.

The following table reflects the primary drivers of year-over-year changes in consolidated revenues and sales:

Consolidated revenues and sales
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to changes in wireline segment revenues and sales	$353.9		$206.8
Due to changes in product distribution segment revenues and sales	5.0		27.0
Due to changes in other operations segment revenues and sales	(24.4)		(9.6)
Due to changes in affiliated eliminations	(107.0)		(114.4)

Total consolidated revenues and sales	$227.5	8%	$109.8	4%

Consolidated revenues and sales increased $227.5 million, or 8 percent in 2007, and $109.8 million, or 4 percent, in 2006. Increases in consolidated revenues and sales are primarily due to the acquisitions of Valor and CTC, as well as to increases in high-speed Internet customers, partially offset by declines in revenues associated with continued access line losses.

Eliminations of affiliated revenues and sales and, related costs and expenses, increased primarily due to the discontinued application of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” during the third quarter of 2006 (See Note 2). Previously, certain affiliated revenues earned and expenses incurred by the Company’s regulated subsidiaries were not eliminated because they were priced in accordance with Federal Communications Commission guidelines and were recovered through the regulatory process.

See below a detailed discussion and analysis of segment revenues and sales in our discussion of segment operating results.

The following discussion and analysis details results for each of Windstream’s operating segments and other operations.

Wireline Operations
(Millions, access lines and customers in thousands)	2007	(a,b)	2006	(a)	2005
Revenues and sales:
Voice service	$ 1,256.7		$ 1,206.9		$ 1,171.4
Long distance	259.8		209.5		174.1
Data and special access	695.1		570.7		488.7
Switched access and USF	608.1		518.7		491.8
Miscellaneous	176.3		145.9		125.3
Directory publishing rights	56.4		61.9		58.1
Product sales	60.1		45.0		42.4

Total revenues and sales	3,112.5		2,758.6		2,551.8

Costs and expenses:
Cost of services	1,033.9		893.3		825.0
Cost of products sold	54.5		36.7		31.7
Selling, general, administrative and other	360.2		322.2		302.4
Depreciation and amortization	505.2		446.0		470.2
Royalty expense to Alltel	-		129.6		268.8
Restructuring charges	4.5		10.5		4.5

Total costs and expenses	1,958.3		1,838.3		1,902.6

Segment income	$ 1,154.2		$ 920.3		$ 649.2
Access lines in service (excludes high-speed Internet lines) (c)
Residential	2,118.1		2,156.3		1,918.0
Business	940.4		911.5		796.8
Wholesale (d)	30.8		40.5		28.4
Special circuits	113.9		111.0		105.7

Total access lines in service	3,203.2		3,219.3		2,848.9

Average access lines in service	3,188.4		3,022.9		2,901.2
Average revenue per customer per month (e)	$81.35		$76.05		$73.30
High-speed Internet customers	871.4		656.1		397.7
Digital satellite television customers	195.6		87.7		9.3
Long distance customers (c)	2,066.6		1,957.1		1,716.8

(a)	Results from wireline operations in 2007 and 2006 include results from the former Valor operations following their acquisition on July 17, 2006. In the discussion and analysis provided below regarding changes in wireline revenues and expenses in 2007 and 2006, the impact of the acquisition of Valor on these changes is considered to be the portion of Valor revenues and expenses recognized during the period of each year for which results from the Valor operations are not included in the comparative period of the prior year (January 1, 2007 – July 17, 2007 for 2007 and July 17, 2006 – December 31, 2006 for 2006, respectively). Changes in results in the former Valor operations for periods for which results were also included in the comparative period of the prior year are considered to be due to various operating factors and are included in the quantification of the impact of those factors from the Company’s other legacy operations.
(b)	Results from wireline operations in 2007 include results from the former CTC operations following their acquisition on August 31, 2007. In the discussion and analysis provided below regarding changes in wireline revenues and expenses in 2007, the impact of the acquisition of CTC on these changes is considered to be the revenues and expenses recognized by the former CTC operations from August 31, 2007 – December 31, 2007.

(c)	As part of the integration of CTC, the Company reviewed its access line and long distance customer counting methodology. As a result of this review, the Company changed its methodology and access lines and long distance customers reported in historical periods have been revised to conform to the revised approach. This change resulted in a reduction of Windstream’s reported access lines of approximately 25,000 and a reduction of Windstream’s reported long distance customers of approximately 34,000.
(d)	Wholesale units include unbundled network elements and pay stations.
(e)	Average revenue per customer per month is calculated by dividing total wireline revenues and sales by average access lines in service for the period.

Wireline revenues and sales increased $353.9 million, or 13 percent, and $206.8 million, or 8 percent, in 2007 and 2006, respectively. The acquisition of Valor accounted for $269.8 million and $222.3 million of the year-over-year increases in wireline revenues and sales in 2007 and 2006, respectively. The acquisition of CTC accounted for $51.5 million of the year-over-year increase in wireline revenues and sales in 2007.

Total access lines decreased by 0.5 percent in 2007, reflecting declines in both residential and wholesale lines, partially offset by the addition of lines acquired from CTC. During the twelve months ended December 31, 2007, the Company’s legacy operations lost approximately 128,000 access lines, as compared to approximately 123,000 access lines lost in 2006. During the twelve months ended December 31 2007, the Company’s Valor operations lost approximately 19,000 access lines, as compared to approximately 12,000 access lines lost in 2006 following the merger on July 17th. These declines in access lines primarily reflect the effects of fixed line competition and wireless substitution, and the effects of non-pay disconnects. The Company expects access lines to continue to be impacted by these effects in 2008.

To slow the decline of revenue from access line loss in 2008, the Company will continue to emphasize sales of additional services and bundling of its various product offerings, including voice, high-speed Internet, and digital satellite television. Windstream’s Greenstreak program was launched across all markets in the first quarter of 2007 and offers high-speed Internet along with measured local phone service that allows unlimited incoming calls, 911 access and outgoing local calls for 10 cents a minute. Additionally, the Company announced in the first quarter of 2007 a multi-year extension of an agreement with EchoStar Communications Corporation to offer DISH Network digital satellite television service to residential customers as part of a bundled product offering. Digital television service bundled with Windstream voice and high-speed Internet service offers added value and convenience for customers, and is consistent with the Company’s strategy to bundle services as a communications and entertainment company. In an effort to further develop enhanced services and bundled product offerings, the Company plans to continue to invest in its network to offer faster speeds in its high-speed Internet offerings.

Deployment of high-speed Internet service is an important strategic initiative for the Company. As of December 31, 2007, 82 percent of its addressable lines were high-speed Internet-capable as compared to approximately 77 percent at December 31, 2006. During 2007 and 2006, the Company added approximately 215,000 and 258,000 high-speed Internet customers, respectively, including approximately 31,000 acquired from CTC in 2007 and 67,000 acquired from Valor in 2006. This increased the Company’s high-speed Internet customer base to over 871,000 customers at December 31, 2007, and represents a penetration rate of 27 percent of total access lines in service. The growth in the Company’s high-speed Internet customers more than offset the decline in customer access lines noted above. Speeds of up to 3Mb are currently offered to approximately 81 percent of high-speed Internet addressable lines, and speeds of up to 6Mb are offered to approximately 30 percent of those addressable lines. In the first half of 2008, Windstream plans to introduce high-speed Internet service in its largest markets at 10 to 12 Mb, which is two to six times faster than current speeds.

Voice Service Revenues

Voice service revenues consist of traditional telephone services provided to both residential and business customers. These revenues include monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting. The following table reflects the primary drivers of year-over-year changes in voice service revenues:

Voice service
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to Valor acquisition	$102.8		$84.5
Due to CTC acquisition	21.2		-
Due to reductions in expanded calling area rate plans	(15.0)		(14.1)
Due to decrease in local number portability surcharge	(3.0)		-
Due to access line losses and other	(56.2)		(34.9)
Total voice service	$49.8	4%	$35.5	3%

Increases in voice service revenues are primarily due to the acquisitions of Valor and CTC. These increases were partially offset by reductions in revenues earned from expanded calling area rate plans. As further discussed below, the Company is offering new long distance rate plans in select markets, which has resulted in customers moving from expanded calling area plans to unlimited long distance calling plans driving favorable revenue trends in long distance revenues. Voice service revenues also decreased in part due to the expiration during the third quarter of 2007 of a five-year period during which the Company was allowed to bill customers a surcharge to recover costs associated with local number portability. The remaining decreases in voice service revenues in both 2007 and 2006, respectively, are primarily due to the overall decline in access lines discussed above.

Long Distance Revenues

Long distance telecommunications services generate revenues from switched interstate and intrastate long distance, long distance calling card, international calls and operator services. The following table reflects the primary drivers of year-over-year changes in long distance revenues:

Long distance
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to Valor acquisition	$17.4		$17.4
Due to CTC acquisition	3.5		-
Due to increases in customer billing rates	25.1		7.6
Other	4.3		10.4
Total long distance	$50.3	24%	$35.4	20%

Increases in long distance revenues are due to both the acquisitions of Valor and CTC and to an increase in customer billing rates in select markets during the fourth quarter of 2006. The remaining increases in long distance revenues in 2007 and 2006, respectively, were primarily driven by new rate plans initiated in various markets during 2006 that provide packages of minutes or unlimited minutes of long distance services for a flat monthly recurring charge. As discussed above, increases in long distance packages were offset by decreases in voice service revenues related to expanded area calling packages. The Company continues to introduce long distance rate plans that provide customers with various billing options.

Data and Special Access Revenues

Data and special access revenues primarily consist of retail high-speed Internet services and the provision of special access dedicated circuits. The following table reflects the primary drivers of year-over-year changes in data and special access revenues:

Data and special access
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to Valor acquisition	$ 49.4		$ 36.6
Due to CTC acquisition	8.4		-
Due to increases in high-speed Internet customers	53.8		35.4
Due to increase in special access and other	12.8		10.0
Total data and special access	$ 124.4	22%	$ 82.0	17%

Increases in data and special access revenues are due in part to the acquisitions of Valor and CTC as well as to the significant increases in the high-speed Internet customer base over the last two years, as previously discussed. The remaining increases are due primarily to increases in special access revenues, which represent monthly flat-rate end user charges for dedicated circuits. The Company has realized increases in special access revenues in both 2007 and 2006, respectively, due to strong demand from wireless and other carriers.

Switched Access and USF Revenues

Switched access and USF revenues include usage sensitive charges to long distance companies for access to the Company’s network in connection with the completion of interstate and intrastate long distance calls, as well as receipts from federal and state universal service funds that subsidize the cost of providing wireline services. The following table reflects the primary drivers of year-over-year changes in switched access and USF revenues:

Switched access and USF
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to Valor acquisition	$ 85.6		$ 72.3
Due to CTC acquisition	14.2		-
Due to changes in federal universal service support	16.5		(5.2)
Due to unfavorable state universal service support assessment	(7.3)		-
Due to favorable settlement of inter-carrier traffic dispute	13.3		-
Due to decreases in switched access charges	(33.8)		(33.4)
Other	0.9		(6.8)
Total switched access and USF	$ 89.4	17%	$ 26.9	5%

Increases in switched access and USF revenues in 2007 are due primarily to the acquisitions of Valor and CTC.

Federal USF programs, including common line and high-cost support, provide federal subsidies to cover the costs of services in order to keep basic service rates affordable. Interstate common line support (“ICLS”) revenues are based largely on the recovery of costs and network investments. The increase in federal USF revenue in 2007 is primarily due to $25.1 million of additional ICLS revenues resulting from increases in recoverable costs in 2007. This increase was partially offset by decreases in High-Cost Loop Support (“HCLS”) of $5.3 million. Recent decreases in HCLS funding, including a decrease of $13.9 million in 2006, primarily result from increases in the national average cost per loop, as determined by the Universal Service Administrative Company, combined with the effects of the Company’s cost control efforts. Receipts from the HCLS fund are based on a comparison of each company’s embedded cost per loop to a national average cost per loop.

During the third quarter 2007, the staff of a state Public Utility Commission (“PUC Staff”) notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued a notice of violation and recommended that the Company be assessed a fine in the amount of $5.2 million in addition to the initial refund request for failure to refund the requested amount. Based on existing regulations that govern the universal service support amounts for acquired properties and the PUC order approving the Valor acquisition of the Verizon (GTE) properties, the Company believes its universal service receipts in question are in compliance with all applicable regulatory requirements, that it has not been over-compensated and that no refund or penalty is owed. The Company plans to defend its position in hopes of eliminating or reducing the assessment, but at this time cannot predict the outcome of the proceeding. A liability of $7.3 million was established during the third quarter of 2007 through a reduction of switched access and USF revenues to reserve for this matter (See Note 13). Windstream’s participation in state USF programs is discussed further below under “State Regulation”.

During 2007, Windstream received federal USF support of approximately $99.4 million, and state USF support of approximately $127.0 million. Of these amounts, approximately $9.0 million and $96.0 million, respectively, were received in the former Valor markets. During 2006, Windstream received federal USF support of approximately $95.0 million, and state USF support of approximately $85.0 million. Of these amounts, approximately $5.0 million and $50.0 million, respectively, were received in the former Valor markets following the merger on July 17th. During 2008, Windstream expects to receive federal USF support of approximately $75.0 million, and state USF support of approximately $135.0 million. Declines in federal USF support are expected due to continued increases in the national average cost per loop and continued focus on controlling operating costs.

The remaining decreases in switched access revenues in 2007 and 2006, respectively, are due primarily to the overall decline in access lines discussed above and declining minutes of use. Partially offsetting these decreases is a $13.3 million increase in revenue that is the result of a settlement agreement reached with another carrier during the second quarter of 2007 to resolve historical traffic disputes.

Miscellaneous Revenues

Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. The following table reflects the primary drivers of year-over-year changes in miscellaneous revenues:

Miscellaneous
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to Valor acquisition	$ 8.1		$ 8.3
Due to CTC acquisition	2.0		-
Due to network management services performed for Alltel	10.3		7.8
Due to increases in digital television revenues	6.9		9.5
Due to increases in late fees	6.7		1.3
Other	(3.6)		(6.3)
Total miscellaneous	$ 30.4	21%	$ 20.6	16%

Windstream earned $18.2 million and $11.3 million in digital television revenues in 2007 and 2006, respectively, while increasing its digital satellite television customer base to over 195,000 customers. Other increases in miscellaneous revenues in 2007 are primarily related to the acquisitions of Valor and CTC and the provision of network management services to Alltel. During the third quarter of 2006, Windstream began providing certain network management services to Alltel pursuant to multi-year contracts. A significant portion of these revenues are expected to decline during 2008 as Alltel transitions to their own network services. Partially offsetting these year-over-year increases were declines in service fees and charges for customer premise equipment rentals.

Directory Publishing Rights

Directory publishing rights revenues decreased $5.5 million, or 9 percent, in 2007 and increased $3.8 million, or 7 percent, in 2006. The decrease in 2007 was primarily due to the split off of the Company’s directory publishing business completed on November 30, 2007. Following the split off, the Company’s wireline subsidiaries other than CTC will no longer earn royalty revenues on advertisements in their directories pursuant to the publishing agreement discussed above in “Strategic Transactions” (See also Note 3). The publishing agreement did not cover CTC’s directory publishing rights, and those revenues will continue to be recognized in future periods. The increase in directory publishing revenues in 2006 was primarily due to the change in the number and mix of directories published during that period.

Product Sales

Product sales represent equipment sales to customers, including sales of high-speed Internet modems and customer premise equipment. Product sales increased $15.1 million, or 34 percent, in 2007 and $2.6 million, or 6 percent, in 2006. The acquisition of Valor accounted for $2.2 million and $2.4 million of the year-over-year increases in product sales in 2007 and 2006, respectively. Of the increase in 2007, $9.6 million was due to the increase in customer premise equipment sales to business customers, with the remaining increases due primarily to high-speed Internet modem sales. During the fourth quarter of 2006, Windstream began selling high-speed Internet modems to customers subject to a rebate offer. The rebate offer is for a fixed amount per modem and expires after 45 days if not claimed by the customer. Modem sales recognized in the twelve month period ended December 31, 2007 pursuant to the rebate program have been reduced by the portion of rebates expected to be claimed by customers.

Average Revenue per Customer

Average revenue per customer per month increased 7 percent and 4 percent in 2007 and 2006, respectively, primarily due to high-speed Internet customer growth and pricing increases on long distance services as discussed above. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of high-speed Internet and other enhanced services to new and existing customers.

Cost of Services

Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense, bad debt expense and business taxes. The following table reflects the primary drivers of year-over-year changes in cost of services:

Cost of services
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to Valor acquisition	$ 75.7		$ 67.5
Due to CTC acquisition	18.6		-
Due to increases in interconnection expenses	12.2		21.1
Due to changes in network operations expense	31.8		(4.2)
Due to decreases in customer service expense	(7.7)		(3.3)
Due to changes in bad debt expense	11.3		(11.3)
Due to increases in business taxes and USF fees	8.9		1.4
Due to decreases in high-speed Internet modem costs	(9.9)		(3.8)
Other	(0.3)		0.9
Total cost of services	$ 140.6	16%	$ 68.3	8%

Increases in cost of services are due in part to the acquisitions of Valor and CTC. Increases in interconnection expenses are due primarily to increases in the volume of long distance traffic resulting from the increases in customers on packaged minute and unlimited usage rate plans as discussed above. Interconnection expenses also increased due to increases in Internet usage associated with increases in high-speed Internet customers and higher usage by our customers. Partially offsetting these increases in interconnection expense are the favorable impacts of negotiated rate reductions and settlements with other carriers for disputed network access and termination charges. The increase in network operations expense in 2007 is due to increased costs necessary to support desired service levels and to facilitate the increase in high-speed Internet customers as discussed above. Decreases in customer service expense in 2006 were due to the realignment of the customer service operation and the realization of operational efficiencies (See Note 10).

Increases in bad debt expense in 2007 are primarily due to increases in non-pay disconnects and other account write-offs. In 2006, bad debt expense decreased, consistent with the decline in retail revenues and access lines in the Company’s legacy operations and due to improvements in collection rates. Additionally, in December 2006, Windstream sold certain customer receivables that had been deemed uncollectible to a third party collection agency for $3.8 million, which was reflected as a reduction in bad debt expense. Increases in business taxes and USF fees were due primarily to increases in the contribution factors used to determine the Company’s USF obligations, as well as due to increases in USF assessments related to the increases in long distance revenues. Additionally, business taxes increased due to a contingency reserve established in the fourth quarter for the potential settlement of a tax assessment currently in dispute.

Cost of services also declined in 2006 due to decreases in costs associated with providing high-speed Internet-capable modems to new high-speed Internet customers driven by volume discounts earned by the Company. In addition, because the Company began selling high-speed Internet modems to its customers, subject to a rebate offer as discussed above, Windstream began classifying costs associated with high-speed Internet-capable modems as costs of products sold during the fourth quarter of 2006.

Cost of Products Sold

Cost of products sold increased $17.8 million, or 49 percent, in 2007 and increased $5.0 million, or 16 percent, in 2006, primarily due to costs associated with sales of high-speed Internet-capable modems, as well as due to an increase in customer premise equipment sales to retail customers as discussed above. The increase in costs associated with high-speed Internet-capable modems of $9.9 million is primarily due to the change in classification of these costs from cost of services to costs of products sold in the fourth quarter of 2006, as previously discussed.

Selling, General, Administrative and Other Expenses (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, information technology support systems, costs associated with corporate and other support functions, and professional fees. These expenses also include salaries and wages and employee benefits not directly associated with the provision of services. The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

Selling, general, administrative and other expenses
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to Valor acquisition	$ 20.5		$ 21.8
Due to CTC acquisition	5.2		-
Increases in advertising	14.7		6.0
Changes in distribution expense	7.6		(4.7)
Other	(10.0)		(3.3)
Total selling, general, administrative and other expenses	$ 38.0	12%	$ 19.8	7%

Increases in SG&A expenses in 2007 are in part due to the acquisitions of Valor and CTC, as well as increases in selling and marketing expenses. Increases in advertising expense are the result of higher media costs to promote the sale of Windstream services. Increases in selling expenses in 2007 also resulted from the Company’s strategic decision to expand its distribution network to include retail stores, telemarketing and other alternative channels such as door-to-door sales. The remaining decreases in general and administrative expenses are primarily the result of the realization of synergies in the former Valor operations due to the elimination of duplicate corporate costs and the termination of Valor executive management pursuant to the merger during the third quarter of 2006.

Increases in SG&A expenses in 2006 are primarily due to the acquisition of Valor and increases in advertising, which were partially offset by decreases in distribution expense. SG&A expenses in 2006 were also affected by the combination of a decline in intercompany allocations received from Alltel leading up to the separation, offset by a gradual increase in expenses associated with Windstream’s new corporate cost structure. Prior to the spin, under a shared services arrangement, Alltel provided certain functions on the Company’s behalf, including but not limited to accounting, marketing, customer billing, information technology, legal, human resources, and engineering services.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

Depreciation and amortization expense
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to Valor acquisition	$ 66.5		$ 56.4
Due to CTC acquisition	11.0		-
Due to depreciation rate studies and other	(18.3)		(80.6)
Total depreciation and amortization expense	$ 59.2	13%	$ (24.2)	5%

Increases in depreciation and amortization expense in 2007 are primarily due to the acquisitions of Valor and CTC, including the amortization of acquired intangible assets (See Note 4). Partially offsetting these increases were decreases in depreciation expense reflecting the results of studies completed during the second and fourth quarters of 2007 and during 2006 that lowered the Company’s depreciation rates. Depreciable lives were revised to reflect the estimated remaining useful lives of wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers (See Note 2).

Royalty Expense

Royalty expense decreased $129.6 million, or 100 percent, and $139.2 million, or 52 percent, in 2007 and 2006, respectively. Prior to the separation, Windstream’s regulated subsidiaries incurred a royalty expense from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. Following the spin off from Alltel and merger with Valor, Windstream no longer incurs this charge as it discontinued the use of the Alltel brand name following a brief transitional rebranding period.

Restructuring Charges

During 2007 the Company incurred $4.5 million in restructuring costs from a workforce reduction plan and the announced realignment of its business operations and customer service functions intended to improve overall support to its customers. In the fourth quarter of 2006, the Company announced a realignment of its operational functions to better serve customers and operate more efficiently. In connection with these activities, the Company recorded a restructuring charge of $10.5 million. During 2005, the Company incurred $4.5 million in restructuring costs related to a workforce reduction in its wireline operations.

Restructuring charges, consisting primarily of severance and employee benefit costs, are triggered by the Company’s continued evaluation of its operating structure and identification of opportunities for increased operational efficiency and effectiveness. These costs should not necessarily be viewed as non-recurring, and are included in the determination of segment income. They are reviewed regularly by the Company’s decision makers and are included as a component of compensation targets.

Wireline Segment Income

The following table reflects the primary drivers of year-over-year changes in wireline segment income:

Wireline segment income
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to Valor acquisition	$ 105.6		$ 75.4
Due to CTC acquisition	15.7		-
Due to termination of the licensing agreement with Alltel	129.6		139.2
Other	(17.0)		56.5
Total wireline segment income	$ 233.9	25%	$ 271.1	42%

Increases in operating income are due primarily to the acquisitions of Valor and CTC, which accounted for 52 percent and 28 percent of the change in wireline segment income in 2007 and 2006, respectively. Increases were also due to the elimination of royalty expenses that were paid to Alltel prior to the spin off. The remaining changes in segment income in 2007 and 2006 primarily resulted from the decline in revenues associated with the continued access line losses, partially offset by increases in high-speed Internet customers and the favorable effects of reduced depreciation rates, as discussed above.

Merger and integration costs related to the wireline operations, which are triggered by strategic transactions and are unpredictable by nature, are not included in the determination of segment income. Set forth below is a summary of wireline merger and integration costs for the years ended December 31:

(Millions)	2007	2006	2005
Transaction costs associated with the acquisition of CTC	$0.7	$-	$-
Transaction costs associated with spin off from Alltel	-	7.9	31.2
Signage and other rebranding costs	1.4	13.8	-
Computer system and conversion costs	2.5	5.9	-

Total merger and integration costs	$4.6	$27.6	$31.2

Regulatory Matters – Wireline Operations

The Company’s incumbent local exchange carrier subsidiaries (the “ILECs”) are regulated by both federal and state agencies. Interstate products and services and related earnings are subject to federal regulation by the Federal Communications Commission (“FCC”), and intrastate products and services and related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over interstate switched and special rates and high speed Internet service offerings, and it regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. State PSCs have principal jurisdiction over matters including local service rates, intrastate access rates, quality of service, the disposition of public utility property and the issuance of securities or debt by the ILECs.

Federal Regulation

The Nebraska and New Mexico operations, and portions of the Kentucky, Oklahoma and Texas operations, are subject to price-cap regulation by the FCC that allows a greater degree of retail pricing flexibility than is afforded to the Company’s rate-of-return regulated operations. The remainder of the Company’s ILEC operations are subject to rate-of-return regulation by the FCC. On August 7, 2007, Windstream filed a petition with the FCC to convert the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation, although currently no rules are in effect governing this conversion. Price cap regulation better aligns the Company’s continued efforts to improve its cost structure because rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure. Many of the Company’s larger customers purchasing the services that are the subject of this petition filed comments with the FCC in favor of the petition. No parties filed in opposition. The FCC is currently considering the petition, and the Company expects the petition to be approved prior to July 1, 2008.

State Regulation

The Company has elected alternative regulation for local and intrastate services provided by its ILEC subsidiaries in all states except New York. The Company continues to evaluate alternative regulation options in New York where the local and intrastate services provided by its ILEC subsidiaries remain subject to rate-of-return regulation.

The Company receives state universal service support in a limited number of states in which it operates. In 2007, Windstream received $127.0 million in state USF support. In 2008, the Company expects to receive approximately $135.0 million in state USF support. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. For the year ended December 31, 2007, Windstream received approximately $104.0 million from the Texas USF. In 2008, the Company expects to receive approximately $100.0 million in Texas USF support.

Because some of the regulatory matters discussed above are under agency or judicial review, resolution of these matters continues to be uncertain, and the Company cannot predict at this time the specific effects, if any, that regulatory decisions and rulemakings and future competition will ultimately have on its ILEC operations. For a detailed discussion of our federal and state regulation, see Item 1, “Regulation”, of this annual report on Form 10-K.

Product Distribution
(Millions)	2007	2006	2005
Revenues and sales:
Product sales	$339.9	$334.9	$307.9

Total revenues and sales	339.9	334.9	307.9

Costs and expenses:
Cost of products sold	318.8	312.8	289.2
Selling, general, administrative and other	21.6	15.9	12.4
Depreciation and amortization	0.8	1.4	1.9
Restructuring charges	0.1	0.1	-

Total costs and expenses	341.3	330.2	303.5

Segment income (loss)	$(1.4)	$4.7	$4.4

Revenues and sales from Windstream’s product distribution segment are primarily derived from sales of equipment to affiliated and non-affiliated communications companies. Such revenues and sales increased $5.0 million, or 1 percent, and $27.0 million, or 9 percent, in 2007 and 2006, respectively. Sales of telecommunications equipment and data products to the Company’s affiliated entities increased in both periods. For the year ended December 31, 2007, affiliated sales were $221.9 million, or 65.3 percent of total sales, while affiliated sales were $193.9 million, or 57.9 percent, of total sales in 2006. The increases in 2007 and 2006 were primarily due to sales to the newly acquired Valor and CTC markets. Sales to external customers decreased $23.0 million in 2007 and increased $10.1 million in 2006. The decrease in 2007 reflects decreases in sales to small telecommunications providers and contractors. Conversely, the increase in 2006 reflects an increase in sales to contractors and solid demand among smaller telecommunications providers.

Cost of products sold increased $6.0 million, or 2 percent, and $23.6 million, or 8 percent, in 2007 and 2006, respectively. The increase in both periods was consistent with the growth in revenues and sales discussed above. SG&A expenses increased $5.7 million, or 36 percent, and $3.5 million, or 28 percent, in 2007 and 2006, respectively. These increases were primarily due to overhead costs that were shared with Alltel prior to the spin off, and are now fully absorbed by the Company.

During 2007 and 2006, restructuring charges in both periods amounted to $0.1 million. These charges related to severance and employee benefit costs and were included in segment income for the product distribution operations.

Declines in sales to higher margin external customers along with an increase in overhead costs contributed to a decrease in segment income of $6.1 million or 130 percent in 2007. Segment income was relatively unchanged in 2006.

Other Operations
(Millions)	2007	2006	2005
Revenues and sales:
Wireless	$14.9	$-	$-
Directory publishing	123.0	153.5	154.7
Telecommunications information services	-	8.8	17.2

Total revenues and sales	137.9	162.3	171.9

Costs and expenses:
Cost of services	6.8	9.0	17.9
Cost of products sold	91.7	111.0	114.9
Selling, general, administrative and other	30.3	27.5	25.6
Depreciation and amortization	1.5	2.2	2.1

Total costs and expenses	130.3	149.7	160.5

Segment income	$7.6	$12.6	$11.4

Revenues and sales from the Company’s other operations are derived from the sale of wireless services and equipment, revenues associated with publishing directories for affiliated and non-affiliated local exchange carriers, and charges to non-affiliated telecommunications companies for information services (primarily customer billing). Revenues and sales attributable to the Company’s other operations decreased $24.4 million, or 15 percent, and $9.6 million, or 6 percent, in 2007 and 2006, respectively.

The acquisition of CTC and its wireless operations in 2007 resulted in additional revenues of $14.9 million. Directory publishing revenues decreased in 2007 due primarily to the sale of the business on November 30, 2007 (See Note 3).

Revenues derived from the Company’s directory publishing operations were relatively unchanged in 2006. Telecommunications information services revenues decreased $8.4 million, or 49 percent, in 2006 due to the loss of billings earned from Valor, which represented the Company’s only remaining unaffiliated customer prior to the Company’s merger with Valor on July 17th. Following the merger, the Company no longer incurs revenues or recognizes expenses for these activities.

Segment income for Windstream’s other operations decreased $5.0 million, or 40 percent, in 2007 and increased $1.2 million, or 11 percent, in 2006. The decrease in other operations segment income was due to the decline in margins associated with the loss of directory and information services revenues partially offset by the acquisition of CTC and the effects of its wireless operations. The increase in 2006 was primarily due to an improvement in the profit margins in the directory publishing operations as a result of a reduction in bad debt expense caused by improved collection rates.

Set forth below is a summary of merger and integration costs related to the other operations, which were not included in the determination of segment income for the years ended December 31:

(Millions)	2007	2006	2005
Transaction costs associated with the acquisition of CTC	$0.1	$-	$-
Transaction costs associated with split off of directory publishing	3.7	11.2	-
Signage and other rebranding costs	0.5	-	-
Computer system and conversion costs	0.4	-	-

Total merger and integration costs	$4.7	$11.2	$-

The following discussion and analysis details Windstream’s consolidated merger and integration costs.

Merger and Integration Costs

Costs triggered by strategic transactions, including transaction costs, rebranding costs and system conversion costs are unpredictable by nature and are not included in the determination of segment income.

Set forth below is a summary of merger and integration costs recorded in the years 2007, 2006 and 2005.

(Millions)	2007	2006	2005
Merger and integration costs
Transaction costs associated with the acquisition of CTC	$0.8	$-	$-
Transaction costs associated with the split off of directory publishing	3.7	11.2	-
Transaction costs associated with spin off from Alltel	-	7.9	31.2
Signage and other rebranding costs	1.9	13.8	-
Computer system and conversion costs	2.9	5.9	-

Total merger and integration costs	$9.3	$38.8	$31.2

Transaction costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of Valor and CTC and the disposition of the publishing business. Other merger and integration costs include signage and other costs to rebrand the Company’s offices and vehicles, and computer system and conversion costs. These costs are considered indirect or general and are expensed when incurred in accordance with SFAS No. 141 “Business Combinations”.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

The following table is a summary of liability activity related to both merger and integration costs and restructuring charges as of December 31:

(Millions)	2007	2006	2005
Accrued merger, integration and restructuring charges at beginning of period	$28.9	$-	$-
Total merger and integration costs	9.3	38.8	31.2
Total restructuring charges (a)	4.6	10.6	4.5
Valor merger and integration costs included in goodwill	-	17.8	-
CTC merger and integration costs included in goodwill	25.3	-	-
Merger, integration and restructuring charges paid	(53.4)	(37.5)	-
Non cash adjustment to expense	-	(0.8)	-
Merger and integration costs transferred to Alltel	-	-	(35.7)

Accrued merger, integration and restructuring charges at end of period	$14.7	$28.9	$-

(a)	Restructuring charges are included in the determination of segment income. See above for the results for each of the Company’s operating segments and other operations.

As of December 31, 2007, the remaining liability of $14.7 million for accrued merger, integration and restructuring charges consisted of $10.5 million of costs associated with the acquisition of CTC, Valor lease termination costs of $3.4 million, $0.3 million of costs associated with the split off of directory publishing, and $0.5 million of employee-related benefit costs. The CTC transaction costs primarily consist of severance and related employee costs and will be paid as the remaining CTC employees are terminated following the billing conversion in the first quarter of 2008. Valor lease payments will be made over the remaining term of the lease. All remaining payments will be funded through operating cash flows.

Merger, integration and restructuring costs decreased net income $8.8 million, $36.0 million and $34.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, giving consideration to tax benefits on deductible items. See Note 10 for additional information regarding these charges.

The following discussion and analysis details results for Windstream’s consolidated operating income and all other consolidated results presented below operating income.

The following table reflects the primary drivers of year-over-year changes in consolidated operating income:

Consolidated operating income
	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006
(Millions)	Increase (Decrease)%		Increase (Decrease)%

Due to changes in wireline segment income	$ 233.9		$ 271.1
Due to changes in product distribution segment income	(6.1)		0.3
Due to changes in other operations segment income	(5.0)		1.2
Due to changes in merger and integration costs	29.5		(7.6)
Total	$ 252.3	28%	$ 265.0	42%

Increases in operating income in 2007 are due in part to the acquisitions of Valor and CTC. The remaining changes in operating income in 2007 and 2006 primarily resulted from increases in merger and integration costs and a decline in revenues associated with continued access line losses, partially offset by the favorable effects of reduced depreciation rates, the elimination of royalty expense paid to Alltel, and increases in high-speed Internet customers.

Other Income, Net

Set forth below is a summary of other income, net for the years ended December 31:

(Millions)	2007	2006	2005
Dividend income	$-	$-	$11.4
Interest income on cash and short-term investments	12.3	7.8	-
Mark-to-market of interest rate swap agreement	(3.1)	-	-
Other income (expense), net	1.9	0.9	0.2

Other income, net	$11.1	$8.7	$11.6

Other income, net increased $2.4 million, or 28 percent, in 2007 and decreased $2.9 million, or 25 percent, in 2006. The increase in other income, net in 2007 was primarily due to an increase in interest income earned on short-term investments. Prior to the spin off in the third quarter of 2006, excess cash was invested with Alltel pursuant to an intercompany cash management agreement through which interest was earned on invested funds at rates averaging 5.0 percent. This interest income was included in intercompany interest income from Alltel in the accompanying consolidated statement of income in 2006. Due to the reduction in the Company’s cash on hand following the funding of the acquisition of CTC on August 31, 2007, decreases in other income, net are expected in future periods. Partially offsetting the increase in other income, net in 2007 is a decrease in the fair value of the undesignated portion of an interest rate swap agreement, as discussed further in Note 6. Pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended, changes in the market value of the undesignated portion of this interest rate swap are included in net income. The market value calculation of this interest rate swap is based on estimates of forward variable interest rates, and changes in estimated forward rates could result in significant non-cash increases or decreases in other income, net in future periods.

The decrease in other income in 2006 primarily resulted from a decrease in the amount of annual dividends paid on an investment in Rural Telephone Bank Class C stock. As of December 31, 2005, the investment in Rural Telephone Bank Class C stock was transferred to Alltel. As a result, the Company did not receive any related dividends during 2006. This decline in 2006 was partially offset by a $7.8 million increase in interest income earned on cash and short-term investments, as previously discussed.

Gain on Sale of Publishing Business

On November 30, 2007 Windstream completed the split off of its directory publishing business in a tax-free transaction with entities affiliated with WCAS. As a result of completing this transaction, Windstream recorded a gain of $451.3 million in the fourth quarter of 2007 (See Note 3).

Loss on Extinguishment of Debt

Pursuant to the early settlement of portions of its subsidiary debt at the time of the spin off, the Company incurred prepayment penalties of $7.9 million in 2006.

Intercompany Interest Income

Prior to the spin off from Alltel, the Company participated in a centralized cash management program with its parent company. Under this program, the Company earned interest on amounts remitted to Alltel at a rate based on current market rates for short-term investments and paid interest on amounts received from Alltel at a rate based on Alltel’s weighted-average borrowing rate. Intercompany interest income increased $8.6 million in 2006, primarily due to an increase in the amount of funds remitted to Alltel under the cash management program, combined with an increase in the advance interest rate. The Company ceased its participation in the cash management program following the spin off from Alltel.

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2007	2006	2005
Senior secured credit facility, Tranche A	$34.9	$16.0	$-
Senior secured credit facility, Tranche B	112.0	64.5	-
Senior secured credit facility, revolving line of credit	7.0	1.2	-
Senior unsecured notes	249.3	100.0	-
Notes issued by subsidiaries	40.4	29.1	20.3
Other interest expense	0.2	0.4	1.4
Impacts of interest rate swaps	4.3	1.1	-
Less capitalized interest expense	(3.7)	(2.7)	(2.6)

Total interest expense	$444.4	$209.6	$19.1

Interest expense increased $234.8 million, or 112 percent, in 2007 and $190.5 million, or 997 percent, in 2006. As previously discussed, in conjunction with the spin off from Alltel and merger with Valor on July 17, 2006, the Company borrowed approximately $4.9 billion of long-term debt under a credit facility and through the issuance of senior notes, and assumed $400.0 million in principal value of additional senior notes from Valor. Interest expense incurred on these new borrowings was the primary driver of increases in interest expense in both 2007 and 2006. Additionally, the Company incurred $5.3 million in non-cash interest expense in the first quarter of 2007 on Tranche B of its senior secured credit facilities due to the write-off of previously capitalized debt issue costs. These debt issue costs were associated with $500.0 million of the Tranche B loan that was paid down pursuant to a refinancing transaction during the first quarter of 2007 (See Note 5). The weighted-average interest rate paid on the long-term debt in 2007 was 7.7 percent and for periods following the spin off and merger in 2006 was 7.8 percent.

Income Taxes

Income tax expense decreased $24.3 million, or 9 percent in 2007, and increased $8.4 million, or 3 percent, in 2006. The decrease in income tax expense in 2007 is primarily due to adjustments to deferred income taxes for the impact of an internal reorganization of our legal entity structure and a reduction in the Kentucky state income tax rate. The increase in income tax expense in 2006 is primarily due to the increase in income before income taxes, partially offset by a settlement received from the Internal Revenue Service (“IRS”) during 2006 related to taxes paid during 1997 through 2003. The Company’s effective tax rate in 2007 was 21.6 percent, compared to 38.3 percent in 2006 and 41.3 percent in 2005. The significant decrease in the 2007 effective tax rate was primarily due to the nontaxable gain recognized pursuant to the split off of the publishing business, and the impact of the internal reorganization of our legal entity structure. For 2008, the Company’s effective income tax rate is expected to range between 37.5 and 38.5 percent. Changes in the relative profitability of our operations, as well as recent and proposed changes to federal and state tax laws may cause the rate to vary from this expectation. See Note 12, “Income Taxes”, for further discussion of income tax expense and deferred taxes.

Extraordinary Item

As previously discussed, during the third quarter of 2006, Windstream discontinued the application of SFAS No. 71. Pursuant to the guidance in SFAS No. 101, “Discontinuation of the Application of FASB Statement No. 71,” the impact of discontinuing the application of SFAS No. 71 was recognized as an extraordinary gain, net of taxes. See Note 2 for further discussion of the components of this gain.

Cumulative Effect of Accounting Change

During the fourth quarter of 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (See Note 2). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The cumulative effect of this change resulted in a non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, and was included in net income for the year ended December 31, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During 2007, the Company generated approximately $1.0 billion in cash flows from operations and ended the year with $72.0 million in cash and short-term investments. At December 31, 2007, current maturities of long-term debt were $24.3 million. The Company expects to fund the payment of these obligations through operating cash flows in 2008. At December 31, 2007, the Company also had $394.1 million available to it under its $500.0 million revolving line of credit, which expires in 2011. We expect that cash on hand, along with cash generated from operations over the next year, will be adequate to finance our ongoing operating requirements, capital expenditures, scheduled principal payments of long-term debt and payments of dividends in 2008. Any temporary cash needs will be funded through borrowings available under the revolving line of credit.

The Company’s board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors. Dividends paid to shareholders were $1.00 per share during 2007, totaling $476.8 million. Windstream also paid $113.6 million to shareholders in January 2008 pursuant to a $0.25 quarterly dividend declared during the fourth quarter of 2007.

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. While it is our intention to fully achieve this plan over this period, we will also review other opportunities to enhance shareholder returns as they become available. At the time the Board approved this plan, the Company had approximately $255.0 million of restricted payments capacity under its indentures to complete the share repurchase program. Restricted payments include dividend payments, share repurchases and other strategic investments of cash on hand. The Company builds additional capacity through cash generated from operations, and we expect to have capacity sufficient to support this program in the third quarter of 2008.

Because of restrictions contained in the merger agreement with Alltel, Windstream may be limited in the amount of stock that it can issue to make acquisitions or to raise additional capital in the two-year period ending July 17, 2008 (“the restricted activity period”). These restrictions are intended to prevent Windstream from taking any actions that could cause the spin off from Alltel to be taxable to Alltel under Section 355(e) of the Internal Revenue Code. In particular, during the restricted activity period, Windstream is prohibited from entering into any transaction involving the acquisition of Windstream stock, or the issuance of shares of Windstream stock, in excess of an initial permitted basket of 71.1 million of its shares. This basket has since been reduced by approximately 22.6 million shares retired pursuant to the split off of its publishing business. The tax restrictions contained in the merger agreement do not limit Windstream’s ability to fund future strategic opportunities using cash or debt.

As discussed further in Note 5, the Company currently has approximately $5.4 billion in long-term debt outstanding, including current maturities. This outstanding debt is comprised primarily of approximately $1.8 billion under the Company’s senior secured credit facilities, approximately $3.0 billion in unsecured senior notes, and approximately $0.6 billion in debt issued by the Company’s subsidiaries. With respect to scheduled principal payments on these borrowings over the next five years, the Company retired $210.5 million of Tranche A debt under its senior secured credit facilities pursuant to the split off of the publishing business. As a result, scheduled principal payments under the credit facility have been reduced to $14.0 million per year through 2011. In addition, the Company will make sinking fund payments of approximately $10.0 million per year on its subsidiary debt. The remaining principal balance of Tranche A of the senior secured credit facilities, totaling approximately $280.0 million, will be due in 2011.

The indentures governing our senior secured credit facilities and senior notes include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict our ability to incur additional indebtedness. In particular, the Company must maintain the following financial ratios:

(a)	total leverage ratio must be no greater than 4.5 to 1.0 on the last day of any fiscal quarter;

(b)	interest coverage ratio must be greater than 2.75 to 1.0 on the last day of any fiscal quarter; and

(c)	capital expenditures must not exceed a specified amount in any fiscal year (for 2008 this amount is $534.3 million, which includes $84.3 million of unused capacity from 2007).

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2007, the Company was in compliance with all such covenants and restrictions.

Windstream’s senior secured and senior unsecured credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) were as follows at December 31, 2007:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BBB	BBB-
Senior unsecured credit rating	Ba3	BB-	BB+
Outlook	Stable	Negative	Stable

Factors that could affect Windstream’s short and long-term credit ratings would include, but are not limited to, a material decline in the Company’s operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If Windstream’s credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on its borrowings, and the Company’s access to the public capital markets could be adversely affected. A downgrade in Windstream’s current short or long-term credit ratings would not accelerate scheduled principal payments of Windstream’s existing long-term debt.

Historical Cash Flows

(Millions)	2007	2006	2005
Cash flows from (used in):
Operating activities	$1,033.7	$1,145.7	$986.4
Investing activities	(867.1)	(299.0)	(353.6)
Financing activities	(481.4)	(471.8)	(634.2)

Change in cash and short-term investments	$(314.8)	$374.9	$(1.4)

Cash Flows – Operating Activities

Cash flows from operating activities decreased by $112.0 million in 2007 as compared to 2006. This decrease was primarily due to increases of $140.1 million in interest payments as the Company did not make its first interest payments on the debt issued and assumed pursuant to the spin off and merger transactions until the fourth quarter of 2006. These decreases in cash flows were partially offset by new cash flows generated in 2007 from the acquired Valor and CTC operations. During 2007, the Company generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled principle payments on its long-term debt. The increase in cash provided from operations in 2006 as compared to 2005 was driven primarily by increased cash flows due to the acquisition of Valor. Additionally, cash flows from operations in all years reflect changes in working capital requirements, including timing differences in the billing and collection of accounts receivable, purchases of inventory, and the payment of trade payables and taxes.

Cash Flows – Investing Activities

During 2007, cash used in investing activities included $546.8 million in net cash used to acquire CTC. This cash outlay was funded primarily with cash on hand at the time of the acquisition, with the remainder funded through borrowings from the Company’s revolving line of credit. It was partially offset by $40.0 million in proceeds received on the sale of the publishing business. During 2006, cash flows from investing activities included $69.0 million of net cash assumed in the acquisition of Valor.

Capital expenditures are the Company’s primary use of capital resources. Capital expenditures were $365.7 million in 2007, $373.8 million in 2006 and $356.9 million in 2005. Capital expenditures in each of the past three years were incurred to construct additional network facilities and to upgrade our telecommunications network in order to expand our offering of other communications services, including high-speed Internet communications services. During each of the past three years, the Company funded its capital expenditures through internally generated funds.

The primary uses of cash for future capital expenditures are for property, plant and equipment necessary to support the Company’s wireline operations. Annual capital expenditures by operating segment are forecasted as follows for 2008:

(Millions)	Range of Capital Expenditures
Wireline	$337.0	-	$367.0
Product distribution	0.3	-	0.3
Other operations	2.7	-	2.7

Totals	$340.0	-	$370.0

Capital expenditures for 2008 will be primarily incurred to construct additional network facilities and to upgrade the Company’s telecommunications network. The forecasted spending levels in 2008 are subject to revision depending on changes in future capital requirements of our business segments. The Company generated positive cash flows in 2007 sufficient to fund its day-to-day operations and to fund its capital requirements. We expect to continue to generate sufficient cash flows in 2008 to fund our operations and capital requirements.

Cash Flows – Financing Activities

As discussed above, the primary use of funds through financing activities is the payment of dividends to shareholders. These payments increased by $374.6 million in 2007 as the Company made only a partial quarterly dividend payment in 2006 for the period following the spin off on July 17th through the end of the third quarter. The Company also repurchased approximately 3.0 million shares of its common stock during 2007 using $40.0 million in proceeds from a special cash dividend received pursuant to the sale of its publishing business. Prior to the spin off, the Company’s primary recurring financing cash outflows were dividends paid to Alltel, as well as advances paid to Alltel for the wireline division’s short-term financing needs. Under Alltel’s cash management practices, wireline cash receipts were transferred daily to Alltel bank accounts, and the Company obtained interim financing from Alltel to fund its daily cash requirements. Pursuant to the spin off, the Company paid a one-time special dividend of approximately $2.3 billion to Alltel on July 17, 2006.

Proceeds received from borrowings in 2007, net of issuance costs, totaled $848.9 million, while repayments of borrowings were $811.0 million. During 2007, the Company issued $500.0 million in senior unsecured notes due 2019. These proceeds were used to retire $500.0 million in principal borrowings under Tranche B of the senior secured credit facilities, which was refinanced through this transaction to lower the interest rate on the remainder of Tranche B and modify the pre-payment provisions. The remaining borrowings in 2007 were from the Company’s revolving line of credit, which was used in part to fund the acquisition of CTC. The remaining repayments during 2007 included the payoff of $37.5 million of debt obligations assumed from CTC, scheduled principal payments on the Company’s outstanding borrowings, and payments to reduce amounts outstanding under the revolving line of credit.

Proceeds received from borrowings in 2006, net of issuance costs, totaled $3,156.1 million, while repayments of borrowings were $871.4 million. In conjunction with the spin off from Alltel, the Company incurred $2.4 billion of borrowings under its senior secured credit agreement. In conjunction with the merger with Valor, the Company issued $800.0 million of subsidiary debt due 2013. The proceeds from these offerings were used in part to pay the special dividend to Alltel, to repay $780.6 million of debt assumed from Valor, to repay $80.8 million of debt previously issued by the Company’s wireline operating subsidiaries, and to make other scheduled principal payments on outstanding borrowings.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity. During March 2007 and December 2006, the Company sold certain customer receivables for approximately $1.9 million and $3.8 million, respectively, that had previously been deemed uncollectible to a third party collection agency without recourse. The Company may enter into similar transactions in the future in the normal course of business.

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
(Millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including current maturities (a)	$24.3	$48.3	$431.3	$4,879.0	$5,382.9
Interest payments on long-term debt obligations (b)	409.3	811.6	777.3	1,144.7	3,142.9
Operating leases	19.5	28.9	11.6	1.0	61.0
Purchase obligations (c)	38.9	54.2	-	-	93.1
Other long-term liabilities (d) (e)	44.3	83.7	56.4	1,345.3	1,529.7

Total contractual obligations and commitments	$536.3	$1,026.7	$1,276.6	$7,370.0	$10,209.6

Notes:

(a)	Excludes $27.4 million of unamortized discounts (net of premiums) included in long-term debt at December 31, 2007.

(b)	Variable rates are calculated in relation to LIBOR, which was 5.21 percent at December 31, 2007.

(c)	Purchase obligations represent amounts payable under noncancellable contracts and primarily represent agreements for network capacity and software licensing.

(d)	Other long-term liabilities primarily consist of net deferred tax liabilities and other postretirement benefit obligations.

(e)	Excludes $8.9 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2007 for which the Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur.

Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2007, we were in compliance with all of our debt covenants. There are no provisions within any of our leasing agreements that would trigger acceleration of future lease payments. See Notes 2, 3, 5, 6, 8, 10, 12, 13 and 15 for additional information regarding certain of the obligations and commitments listed above.

MARKET RISK

Market risk is comprised of three elements: equity risk, foreign currency risk and interest rate risk. The Company is primarily exposed to market risk from changes in interest rates. The Company does not own significant marketable equity securities other than highly liquid short-term investments, nor does it operate in foreign countries. Therefore, Windstream is not materially exposed to market risk from changes in equity prices or foreign currency rates. However, the Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

Equity Risk

The Company utilizes various financial institutions to invest its cash on hand in short-term securities. These financial institutions are generally a party to the existing Windstream credit facility. Since the closing of the acquisition of CTC on August 31, 2007, Windstream has maintained an average cash balance of approximately $110.0 million. These monies have been invested in both taxable funds as well as tax-exempt municipal funds, and monies will often be moved between these two types of securities depending on their respective yields. These monies are all invested in AAA rated funds with same day access, and thus are highly liquid.

Windstream’s pension plan utilizes various investment managers, three of whom invest in fixed income securities. As of December 31, 2007, these three managers collectively manage approximately 40 percent of Windstream’s pension assets, totaling approximately $405.0 million. Of this amount, approximately $76.0 million, is invested in collateralized mortgage obligations (“CMO’s”) and approximately $20.0 million is invested in sub-prime asset based securities. These investments, totaling 9.6 percent of pension assets, are all in funds that currently hold a AAA rating. Windstream’s pension assets have no exposure to either collateralized loan obligations or collateralized debt obligations. Of the CMO exposure, the investment managers have focused on prime mortgage holdings and securities with relatively short terms. These investments are securitized by mortgages that originated before 2006. Furthermore, the vast majority of these investments relate to the most senior secured tranches, which are the highest rated and the highest priority for retirement. Furthermore, the Company’s pension plan is currently overfunded by approximately $107.5 million, and the plan is expected to be adequately funded for the near term irrespective of the performance of the plan’s investments in asset-backed securities. Future contributions to the plan, however, may be required if market conditions were to result in a significant decline in the return on assets in the overall plan asset portfolio. See the “Pension and Other Postretirement Benefits” caption below in our discussion of critical accounting policies and estimates for the results of the sensitivity analysis.

Foreign Currency Risk

Although the Company does not operate in foreign countries, the Windstream pension plan invests in international securities. Windstream has a well diversified pension plan, with a target asset allocation for international investments of 15 to 20 percent of the total pension assets. As of December 31, 2007 approximately $152.3 million or 15 percent of total pension assets is invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure. A hypothetical decrease of 10 percent in the value of the dollar relative to all other currencies would reduce the value of these securities by $15.2 million. As previously noted, the pension plan is over funded and is expected to be adequately funded for the near term. Future contributions to the plan, however, may be required if economic conditions were to result in a significant decline in the return on assets in the overall plan asset portfolio.

Interest Rate Risk

The Company is exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates it is charged under its senior secured credit facilities. Under its current policy, the Company enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of Windstream’s total debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity. Windstream does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews Windstream’s exposure to interest rate fluctuations and implements strategies to manage the exposure.

Due to the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million at July 17, 2006 to convert variable interest rate payments to fixed. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,412.5 million as of

December 31, 2007. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 5.21 percent at December 31, 2007. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $115.8 million as of December 31, 2007, are recognized in net income, including a $3.1 million loss in 2007. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of December 31, 2007, the unhedged portion of the Company’s variable rate senior secured credit facilities were $363.8 million, or approximately 6.8 percent of its total outstanding long-term debt. Windstream has estimated its interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $3.6 million. Actual results may differ from this estimate.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in detail in Note 2. Certain of these accounting policies as discussed below require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Revenue Recognition - We recognize revenues and sales as services are rendered or as products are sold in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Service revenues are primarily derived from providing access to or usage of the Company’s networks and facilities. Due to varying customer billing cycle cut-off times, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. Sales of communications products, including customer premise equipment and modems, are recognized when products are delivered to and accepted by customers. Fees assessed to communications customers to activate service are not a separate unit of accounting and are deferred upon activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables”. The direct costs associated with activating such services, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period.

The Company recognizes certain revenues pursuant to various cost recovery programs from state and federal Universal Service Funds, and from revenue sharing arrangements with other local exchange carriers administered by the National Exchange Carrier Association. Revenues are calculated based on the Company’s investment in its network and other network operations and support costs. The Company has historically collected the revenues recognized through this program, however, adjustments to estimated revenues in future periods are possible. These adjustments could be necessitated by adverse regulatory developments with respect to these subsidies and revenue sharing arrangements, changes in the allowable rates of return, the determination of recoverable costs, or decreases in the availability of funds in the programs due to increased participation by other carriers.

Allowance for Doubtful Accounts - In evaluating the collectibility of our trade receivables, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assumptions, we record an allowance for doubtful accounts to reduce the related receivables to the amount that we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in the consolidated financial statements.

Pension and Other Postretirement Benefits - The annual costs of providing pension and other postretirement benefits are based on certain key actuarial assumptions, including the expected return on plan assets, discount rate and healthcare cost trend rate. Windstream’s pension expense for 2008, estimated to be approximately $0.3 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.00 percent and a discount rate of 6.36 percent. In developing the expected long-term rate of return assumption, Windstream evaluated historical investment performance, as well as input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The Company also considered the historical returns of the plan since 1975, including periods in which it was sponsored by Alltel, of 10.84 percent. The expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 50.0 percent to equities, with an expected long-term rate of return of 9.0 percent, 40.0 percent to fixed income assets, with an expected long-term rate of return of 6.0 percent, and 10.0 percent to alternative investments, with an expected long-term rate of return of 11.0 percent. For the year ended December 31, 2007, the actual return on qualified pension plan assets was 6.83 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 8.00 percent to 7.50 percent) would result in an increase in our pension expense of approximately $4.9 million in 2008.

The discount rate selected is based on a review of current market interest rates of high-quality, fixed-rate debt securities adjusted to reflect the duration of expected future cash outflows for pension benefit payments. In developing the discount rate assumption for 2008, Windstream reviewed the high-grade bond indices published by Moody’s and Standard & Poor’s and other available market data as of December 31, 2007, and constructed a hypothetical portfolio of high quality bonds with maturities that mirrored the expected payment stream of its pension benefit obligation. The discount rate determined on this basis was 6.36 percent at December 31, 2007. Lowering the discount rate by 25 basis points (from 6.36 percent to 6.11 percent) would result in an increase in our pension expense of approximately $2.2 million in 2008.

On August 17, 2006, the Pension Protection Act of 2006 (the “Act”) was signed into law by Congress. In general, the Act changed the rules governing the minimum contribution requirements for funding a qualified pension plan on an annual basis without paying excise tax penalties. Among other requirements, the Act changed the assumptions used to calculate the minimum lump-sum benefit payments, applied benefit restrictions to plans below certain funding levels, and eliminated certain sunset provisions contained in the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). EGTRRA increased the maximum amount of benefits that a qualified defined benefit pension plan could pay and increased the maximum compensation amount allowed for determining benefits for qualified pension plans. Windstream is complying with the provisions of the Act. The qualified pension plan is funded greater than 110 percent for the 2007 plan year and therefore does not expect to be subject to benefit restrictions in 2008. The assumptions selected as of December 31, 2007 for financial reporting purposes for the qualified pension plan reflected the impact of the Act. The Act has not had a significant accounting impact nor has it triggered a significant event for the qualified pension plan. Furthermore, based on a future funding analysis prepared in June 2007, the qualified pension plan is expected to be adequately funded for the next three to five years such that plan contributions are not likely to be required under the Act. However, future contributions to the plan are dependent on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the qualified pension plan.

We calculated our annual postretirement expense for 2008 based upon a number of actuarial assumptions, including a healthcare cost trend rate of 9.00 percent and a discount rate of 6.38 percent. Consistent with the methodology used to determine the appropriate discount rate for the Company’s pension obligations, the discount rate selected for postretirement benefits is based on a hypothetical portfolio of high quality bonds with maturities that mirrored the expected payment stream of the benefit obligation. The discount rate determined on this basis increased from 5.90 percent at December 31, 2006 to 6.38 percent at December 31, 2007. Lowering the discount rate by 25 basis points (from 6.38 percent to 6.13 percent) would result in an increase in postretirement expense of approximately $0.3 million in 2008.

The healthcare cost trend rate is based on our actual medical claims experience and future projections of medical costs. For the year ended December 31, 2008, a one percent increase in the assumed healthcare cost trend rate would increase our postretirement benefit cost by approximately $1.1 million, while a one percent decrease in the rate would reduce our allocation of postretirement benefit cost by approximately $1.0 million.

See Notes 2 and 8 for additional information on Windstream’s pension and other postretirement plans.

Useful Lives of Assets - The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. As discussed in Note 2, the Company reduced the depreciation rates on property, plant and equipment used in its operating markets based on studies completed between 2005 and 2007 of the related lives of those assets. Although we believe it is unlikely that any further significant changes to the useful lives of our finite-lived intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future consolidated operating results. The Company expects to realize reductions in its depreciation expense in

2008, which is the first full year following the completion of the rate studies. Decreases in depreciation expense have already been realized in markets whose studies were completed.

Goodwill and Other Indefinite-lived Intangibles - In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we test our goodwill for impairment at least annually, or whenever indicators of impairment arise. SFAS No. 142 requires write-downs of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. The fair value of goodwill is determined by estimating the fair value of the reporting units to which it has been assigned. The fair value of a reporting unit is calculated utilizing a combination of the discounted cash flows of the reporting unit and the calculated market values of comparable companies. If the fair value of the reporting unit is less than its carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

SFAS No. 142 requires that we evaluate the remaining useful lives of our other indefinite-lived intangible assets and test them for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Windstream determines the fair value of its indefinite-lived intangible assets using a combination of cost-based and income-based approaches.

The Company performs its impairment analysis on January 1st of each year. During 2007 and 2006, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values. In addition, reducing the calculated fair values of goodwill by 10 percent, and the wireline franchise rights by 5 percent, would not have resulted in an impairment of the carrying value of the related assets in either year. Changes in the key assumptions used in the discounted cash flow analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and our future consolidated operating results.

As a result of the sale of the publishing business, Windstream agreed to forego future royalty payments from the directory publishing business on advertising revenues generated from its directories. As these royalties were included in the calculation of the fair value of its indefinite-lived wireline franchise rights, the Company assessed the impact of forgoing these revenues on the fair value of those assets as of November 30, 2007. The results of the impairment analysis indicate that the fair value of the indefinite-lived wireline franchise rights still exceed their carrying value. Therefore, no write-down was required. Decreasing the calculated fair value of the franchise rights by 5 percent, however, would have resulted in an impairment charge of approximately $1.5 million in 2007 on the Company’s wireline franchise rights in the former Valor operating markets.

Derivative Instruments - SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, provides guidance on accounting for derivatives, including interest rate swaps. In addition, SFAS No. 133 governs when a derivative or other financial instrument can be designated as a hedge, and requires recognition of all derivative instruments at fair value. Accounting for changes in the fair value of derivatives depends on whether the instrument has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of hedges should be recorded as a component of other comprehensive income in the current period. Changes in fair values of derivative instruments not qualifying as hedges, or of any ineffective portion of hedges, should be recognized in earnings in the current period.

The effectiveness of the Company’s cash flow hedges is assessed each quarter. The Company has historically assessed its swaps as being effective using Derivatives Implementation Group (“DIG”) Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied,” due to critical terms matching between the swaps and the hedged items. During 2007, however, the Company repaid a portion of its hedged variable rate debt, and subsequently de-designated the portion of its swaps that had hedged this repaid principle value. As a result, the de-designated portion of its swaps were deemed ineffective.

Changes in the fair value of the designated portion of the Company’s derivative instruments are reported as a component of other comprehensive income (loss) in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the undesignated portions are recognized in other income, net. The Company settles interest payments on its swaps based on the LIBOR rate. The Company does not expect any changes in the effectiveness of its swaps, but any such changes, including any prepayment or refinancing of the hedged items, could result in a loss of critical terms matching under DIG No. G7 and subsequently an increase in the ineffective portion of the swaps. An increase in the value of the ineffective portion of its swaps either through further de-designation of existing swaps or through further decreases in the LIBOR rate could have an adverse impact on the Company’s future earnings.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 12 and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing authority in which we operate. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. Included in the calculation of our annual income tax expense are the effects of changes, if any, to our income tax contingency reserves. We maintain income tax contingency reserves for potential assessments from the IRS or other taxing authorities. The reserves are determined based upon our judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserves could materially affect our future consolidated operating results in the period of change. In addition, a valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized.

Recently Adopted Accounting Pronouncements

Adoption of FIN 48 - Windstream adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for and disclosure of uncertainty in tax positions and provides guidance on the recognition, measurement, derecognition, classification, and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the adoption of FIN 48, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Although the adoption of this standard has not had a significant impact on the Company’s tax provision thus far, the recognition of tax uncertainties through earnings in the future could be materially impacted by this new accounting policy.

Adoption of SFAS No. 158 - As of December 31, 2006, the Company adopted the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 required the Company to recognize the funded status of its defined benefit pension and postretirement plans in its consolidated balance sheet as of December 31, 2006. Future changes in the funded status will be recognized in the year in which the change occurs through other comprehensive income.

Adoption of SFAS No. 123(R) - On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.

Adoption of FIN 47 - During the fourth quarter of 2005, the Company adopted FIN 47, “Accounting for Conditional Asset Retirement Obligations”. Under FIN 47, the Company is required to accrue future costs to be incurred on the removal of assets over their useful lives.

For additional information concerning the adoption of the above mentioned accounting pronouncements see Note 2.

Recently Issued Accounting Pronouncements

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements. It emphasizes that fair value is a market-based measurement and not an entity-specific measurement, and that it should be based on an exchange transaction in which a company sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like Windstream, SFAS No. 157 is effective beginning January 1, 2008. FASB Staff Position (“FSP”) No. 157-2 allows for a one-year deferral of implementation for non-financial assets and liabilities, except items recognized or disclosed at fair value on an annual or more frequently recurring basis. Windstream does not expect the adoption of SFAS No. 157 in the first quarter of 2008 to have a material impact on its consolidated financial statements. However, the Company continues to evaluate the effects that SFAS No. 157 will have on its consolidated financial statements with regards to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS No. 159 allows the measurement at fair value of eligible financial assets and liabilities that are not otherwise required to be measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for Windstream beginning January 1, 2008. The Company does not anticipate the election of the fair value option for any of its eligible financial assets and liabilities upon implementation of SFAS No. 159, and thus does not expect SFAS No. 159 to have any impact on its consolidated financial statements.

SFAS No. 141(R) - In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. For calendar year companies like Windstream, SFAS No. 141(R) is effective for all business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the effects that SFAS No. 141(R) will have on its consolidated financial statements with regards to future business combinations.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. SFAS No. 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements, separate from the parent’s equity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have any impact on its consolidated financial statements.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain forward-looking statements. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others: adverse changes in economic conditions in the markets served by Windstream; the extent, timing and overall effects of competition in the communications business; continued access line loss; the impact of new, emerging or competing technologies; the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities; the availability and cost of financing in the corporate debt markets; the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations; the effects of federal and state legislation and rules and regulations governing the communications industry; the adoption of inter-carrier compensation and/or universal service reform proposals by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream; the restrictions on certain financing and other activities imposed by the tax sharing agreement with Alltel; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; unexpected results of litigation; unexpected rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses; the effects of work stoppages; the impact of equipment failure, natural disasters or terrorist acts; the ability to execute the Company’s share repurchase program or the ability to achieve the desired accretive effect from such repurchases; and those additional factors under the caption “Risk Factors” in Item 1A. In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

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

SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial data as of and for the years ended December 31:

(Millions, except per share amounts in thousands)	2007	2006	2005	2004	2003
Revenues and sales	$ 3,260.8	$ 3,033.3	$ 2,923.5	$ 2,933.5	$ 3,003.3
Operating income	1,151.1	898.8	633.8	667.6	643.9
Other income, net	11.1	8.7	11.6	13.7	5.8
Gain on sale of directory publishing business and other assets	451.3	-	-	-	31.0
Loss on extinguishment of debt	-	(7.9)	-	-	(7.1)
Intercompany interest income (expense)	-	31.9	23.3	(15.2)	(21.6)
Interest expense	(444.4)	(209.6)	(19.1)	(20.4)	(27.7)

Income before income taxes, extraordinary item and cumulative effect of accounting change	1,169.1	721.9	649.6	645.7	624.3
Income taxes	252.0	276.3	267.9	259.4	247.1

Income before extraordinary item and cumulative effect of accounting change	917.1	445.6	381.7	386.3	377.2
Extraordinary item, net of income taxes	-	99.7	-	-	-
Cumulative effect of accounting change, net of income taxes	-	-	(7.4)	-	15.6

Net income	$ 917.1	$ 545.3	$ 374.3	$ 386.3	$ 392.8
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$1.94	$1.02	$ .95	$.96	$.93
Extraordinary item	-	.23	-	-	-
Cumulative effect of accounting change	-	-	(.02)	-	.04
Net income	$1.94	$1.25	$ .93	$.96	$.97
Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$1.94	$1.02	$ .95	$.96	$.93
Extraordinary item	-	.23	-	-	-
Cumulative effect of accounting change	-	-	(.02)	-	.04
Net income	$1.94	$1.25	$ .93	$.96	$.97
Dividends declared per common share	$1.00	$ .45	$ -	$ -	$ -
Balance sheet data
Total assets	$ 8,210.7	$ 8,030.7	$ 4,935.8	$ 5,079.2	$ 5,276.9
Total long-term debt (including current maturities)	$ 5,355.5	$ 5,488.4	$ 260.8	$ 282.9	$ 304.8
Total equity	$ 699.8	$ 469.8	$ 3,489.2	$ 3,706.8	$ 3,925.6

Notes to Selected Financial Information:

•

Explanations for significant events affecting Windstream’s historical operating trends during the periods 2005 through 2007 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

•

During 2004, Windstream reorganized its operations and support teams and also announced its plans to exit its competitive service operations in the Jacksonville, Florida market due to the continued unprofitability of these operations. In connection with these activities, Windstream recorded a restructuring charge of $13.6 million consisting primarily of severance and employee benefit costs related to a workforce reduction. Effective April 1, 2004, Windstream prospectively reduced depreciation rates for its regulated operations in Nebraska, reflecting the results of a triennial study of depreciable lives completed by Windstream in the second quarter of 2004, as required by the Nebraska Public Service Commission. The effects of this change during the year ended December 31, 2004 resulted in a decrease in depreciation expense of $19.1 million.

Notes to Selected Financial Information, Continued:

•

During 2003, Windstream recorded a restructuring charge of $7.0 million consisting of severance and employee benefit costs related to a workforce reduction, primarily resulting from the closing of certain call center locations. In 2003, Windstream sold to Convergys Information Management Group, Inc. certain assets and related liabilities, including selected customer contracts and internally developed software, associated with Windstream’s telecommunications information services operations. In connection with this sale, Windstream recorded a pretax gain of $31.0 million. In addition, during 2003, Windstream retired, prior to stated maturity dates, $249.1 million of long-term debt, representing all of the long-term debt outstanding under the Rural Utilities Services, Rural Telephone Bank and Federal Financing Bank programs. In connection with the early retirement of the debt, Windstream incurred termination fees of $7.1 million. Effective January 1, 2003, Windstream adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. The cumulative effect of this accounting change resulted in a one-time non-cash benefit of $15.6 million, net of income tax expense of $10.3 million.

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

The Audit Committee of the Board of Directors, which oversees Windstream Corporation’s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the New York Stock Exchange). The Audit Committee meets periodically with management, the independent registered public accounting firm, and the internal auditors to review matters relating to the Company’s financial statements and financial reporting process, annual financial statement audit, engagement of independent registered public accounting firm, internal audit function, system of internal controls, and legal compliance and ethics programs as established by Windstream Corporation’s management and the Board of Directors. The internal auditors and the independent registered public accounting firm periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Dated February 29, 2008

Jeffery R. Gardner	Brent K. Whittington
President and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management has excluded the operations of CT Communications, Inc., a wholly-owned subsidiary of the Company, from its assessment of internal control over financial reporting as of December 31, 2007, because it was acquired by the Company in a purchase business combination completed during the third quarter of 2007. The operations of CT Communications, Inc. represent approximately 8.6 percent of the Company’s consolidated total assets and 2.0 percent of the Company’s consolidated revenues and sales, as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 29, 2008

Jeffery R. Gardner	Brent K. Whittington
President and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Windstream Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Windstream Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based compensation and pension and other post-retirement benefit costs in 2006. Additionally, as discussed in Note 2, the Company changed the way it accounts for conditional asset retirement obligations in 2005.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded CT Communications, Inc. from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination completed during the third quarter of 2007. We have also excluded CT Communications, Inc. from our audit of internal control over financial reporting. CT Communications, Inc. is a wholly-owned subsidiary whose total assets and total revenues and sales represent approximately 8.6 percent and 2.0 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Little Rock, Arkansas

February 29, 2008

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

(Millions, except per share amounts)	2007	2006	2005
Revenues and sales:
Service revenues	$2,959.4	$2,633.6	$2,463.6
Product sales	301.4	399.7	459.9

Total revenues and sales	3,260.8	3,033.3	2,923.5
Costs and expenses:
Cost of services (excluding depreciation of $404.4, $383.8 and $415.8 in 2007, 2006 and 2005, respectively included below)	992.0	858.4	796.1
Cost of products sold	184.2	281.8	374.8
Selling, general, administrative and other	412.1	365.7	340.1
Depreciation and amortization	507.5	449.6	474.2
Royalty expense to Alltel	-	129.6	268.8
Restructuring charges	4.6	10.6	4.5
Merger and integration costs	9.3	38.8	31.2

Total costs and expenses	2,109.7	2,134.5	2,289.7
Operating income	1,151.1	898.8	633.8

Other income, net	11.1	8.7	11.6
Gain on sale of publishing business	451.3	-	-
Loss on extinguishment of debt	-	(7.9)	-
Intercompany interest income	-	31.9	23.3
Interest expense	(444.4)	(209.6)	(19.1)

Income before income taxes, extraordinary item and cumulative effect of accounting change	1,169.1	721.9	649.6
Income taxes	252.0	276.3	267.9

Income before extraordinary item and cumulative effect of accounting change	917.1	445.6	381.7
Extraordinary item (net of income taxes of $74.5)	-	99.7	-
Cumulative effect of accounting change (net of income tax benefit of $4.6)	-	-	(7.4)

Net income	$917.1	$545.3	$374.3
Earnings per share:
Basic:
Income before extraordinary item and cumulative effect of accounting change	$1.94	$1.02	$ .95
Extraordinary item	-	.23	-
Cumulative effect of accounting change	-	-	(.02)
Net income	$1.94	$1.25	$ .93
Diluted:
Income before extraordinary item and cumulative effect of accounting change	$1.94	$1.02	$ .95
Extraordinary item	-	.23	-
Cumulative effect of accounting change	-	-	(.02)
Net income	$1.94	$1.25	$ .93
Pro forma amounts assuming changes in accounting principles were applied retroactively:
Net income as reported:	$917.1	$545.3	$374.3
Effect of recognition of conditional asset retirement obligations	-	-	7.4

Net income as adjusted	$917.1	$545.3	$381.7
Earnings per share as adjusted:
Basic	$1.94	$1.25	$ .95
Diluted	$1.94	$1.25	$ .95

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,

(Millions, except par value)

Assets	2007	2006
Current Assets:
Cash and short-term investments	$72.0	$386.8
Accounts receivable (less allowance for doubtful accounts of $13.3 and $10.4, respectively)	327.1	337.2
Inventories	30.1	43.5
Prepaid expenses and other	42.0	29.2
Assets held for sale
Acquired assets held for sale	26.6	-
Directory publishing assets held for sale	-	80.0

Total current assets	497.8	876.7
Goodwill	2,276.4	1,965.0
Other intangibles	1,198.5	1,100.4
Net property, plant and equipment	4,042.3	3,939.8
Other assets	195.7	148.8
Total Assets	$8,210.7	$8,030.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$24.3	$32.2
Accounts payable	161.9	169.5
Advance payments and customer deposits	91.4	82.8
Accrued dividends	113.6	119.2
Accrued taxes	52.6	31.9
Accrued interest	139.6	148.2
Other current liabilities	57.7	68.4
Liabilities related to assets held for sale	-	32.4

Total current liabilities	641.1	684.6
Long-term debt	5,331.2	5,456.2
Deferred income taxes	1,106.1	990.8
Other liabilities	432.5	429.3
Total liabilities	7,510.9	7,560.9

Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000 shares authorized, 454.5 and 478.6 shares issued and outstanding at December 31, 2007 and 2006, respectively	-	-
Additional paid-in capital	286.8	550.5
Accumulated other comprehensive loss	(103.0)	(150.8)
Retained earnings	516.0	70.1

Total shareholders’ equity	699.8	469.8
Total Liabilities and Shareholders’ Equity	$8,210.7	$8,030.7

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Millions)	2007	2006	2005
Cash Provided from Operations:
Net income	$917.1	$545.3	$374.3
Adjustments to reconcile net income to net cash provided from operations:
Gain on sale of publishing business	(451.3)	-	-
Extraordinary item, net of income taxes	-	(99.7)	-
Cumulative effect of accounting change, net of income taxes benefit	-	-	7.4
Depreciation and amortization	507.5	449.6	474.2
Provision for doubtful accounts	28.5	18.4	29.2
Stock-based compensation expense	15.9	1.9	-
Pension and postretirement benefits expense	39.3	32.8	31.8
Deferred taxes	13.0	30.2	3.1
Other, net	15.6	6.8	1.8
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(12.3)	(40.9)	(6.9)
Accounts payable	(3.0)	20.5	36.3
Accrued interest	(9.1)	131.0	(0.3)
Accrued taxes	27.2	40.9	39.7
Other current liabilities	(49.6)	(2.1)	0.8
Other liabilities	(14.6)	35.0	4.1
Other, net	9.5	(24.0)	(9.1)

Net cash provided from operations	1,033.7	1,145.7	986.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(365.7)	(373.8)	(356.9)
Acquisition of CT Communications, net of cash acquired	(546.8)	-	-
Disposition of publishing business	40.0	-	-
Cash acquired from Valor	-	69.0	-
Other, net	5.4	5.8	3.3

Net cash used in investing activities	(867.1)	(299.0)	(353.6)
Cash Flows from Financing Activities:
Dividends paid on common shares	(476.8)	(102.2)	-
Dividends paid to Alltel pursuant to spin off	-	(2,275.1)	-
Dividends paid to Alltel prior to spin off	-	(99.0)	(233.6)
Repayment of debt	(811.0)	(871.4)	(22.1)
Debt issued, net of issuance costs	848.9	3,156.1	-
Stock repurchase	(40.1)	-	-
Changes in advances to Alltel prior to spin off	-	(310.8)	(378.5)
Other, net	(2.4)	30.6	-

Net cash used in financing activities	(481.4)	(471.8)	(634.2)
Increase (decrease) in cash and short-term investments	(314.8)	374.9	(1.4)
Cash and Short-term Investments:
Beginning of the year	386.8	11.9	13.3

End of the year	$72.0	$386.8	$11.9

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Parent Company Investment of Alltel	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at December 31, 2004	$1,813.5	$-	$0.5	$1,892.8	$3,706.8
Net and comprehensive income	-	-	-	374.3	374.3
Dividends paid to Alltel prior to spin off	-	-	-	(233.6)	(233.6)
Net change in advances to Alltel	(358.3)	-	-	-	(358.3)
Balances at December 31, 2005	$1,455.2	$-	$0.5	$2,033.5	$3,489.2
Net income	-	-	-	545.3	545.3
Other comprehensive income (loss), net of tax: (Note 11)
Foreign currency translation adjustment	-	-	(0.5)	-	(0.5)
Unrealized holding losses on interest rate swaps	-	-	(23.6)	-	(23.6)

Comprehensive income (loss)	-	-	(24.1)	545.3	521.2

Dividends paid to Alltel prior to spin off	-	-	-	(99.0)	(99.0)
Net change in advances to Alltel	72.2	-	-	-	72.2
Issuance of exchange notes to Alltel	(1,527.4)	(185.5)	-	-	(1,712.9)
Payment of special dividend to Alltel pursuant to spin off	-	(81.8)	-	(2,193.3)	(2,275.1)
Valuation of common stock held by Valor shareholders (Note 3)	-	815.9	-	-	815.9
Stock-based compensation expense	-	1.9	-	-	1.9
Adjustment to initially apply the recognition provisions of SFAS No. 158, net of tax (Notes 2 and 8)	-	-	(127.2)	-	(127.2)
Dividends of $0.45 per share declared to shareholders	-	-	-	(216.4)	(216.4)
Balances at December 31, 2006	$-	$550.5	$(150.8)	$70.1	$469.8
Net income	-	-	-	917.1	917.1
Other comprehensive income (loss), net of tax: (Note 11)
Change in employee benefit plans	-	-	73.4	-	73.4
Unrealized holding losses on interest rate swaps	-	-	(25.6)	-	(25.6)

Comprehensive income	-	-	47.8	917.1	964.9

Additional transfers from Alltel (Note 7)	-	15.1	-	-	15.1
Stock-based compensation expense	-	15.9	-	-	15.9
Common shares retired pursuant to split off of publishing business (Note 3)	-	(253.5)	-	-	(253.5)
Repurchase of common stock	-	(40.1)	-	-	(40.1)
Other, net	-	(1.1)	-	-	(1.1)
Dividends of $1.00 per share declared to stockholders	-	-	-	(471.2)	(471.2)
Balances at December 31, 2007	$-	$286.8	$(103.0)	$516.0	$699.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___

1.	Background and Basis for Presentation:

Formation of Windstream – On July 17, 2006, Alltel Corporation (“Alltel”) completed the spin off of its wireline telecommunications division, Alltel Holding Corp., to its shareholders. Immediately after the consummation of the spin off, Alltel Holding Corp. merged with and into Valor Communications Group Inc. (“Valor”), with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation. The merger was accounted for using the purchase method of accounting for business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”, with Alltel Holding Corp. serving as the accounting acquirer. The accompanying consolidated financial statements reflect the combined operations of Alltel Holding Corp. and Valor following the spin off and merger transactions on July 17, 2006. Results of operations prior to the merger and for all historical periods presented are for Alltel Holding Corp.

Description of Business – In this report, Windstream Corporation, a Delaware corporation, and its wholly owned subsidiaries are referred to as “Windstream”, “we”, or “the Company”. For all periods prior to the merger with Valor described herein, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel. Windstream is one of the largest providers of telecommunications services in rural communities in the United States, and based on the number of telephone lines in service, is the fifth largest local telephone company in the country. Windstream has focused its communications business strategy on enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. The Company’s subsidiaries provide local telephone, high-speed Internet, long distance, network access and video services in sixteen states. Telecommunications products are also warehoused and sold by the Company’s product distribution subsidiary.

Basis of Presentation – The preparation of financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. Certain prior year amounts have been reclassified to conform to the 2007 financial statement presentation. All significant affiliated transactions, except those with certain affiliates described below in Note 2, have been eliminated.

2.	Summary of Significant Accounting Policies and Changes:

Significant Accounting Policies

Cash and Short-term Investments – Cash and short-term investments consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, the Company considers a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions, and a specific customer’s ability to meet its financial obligations to the Company. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. Due to varying customer billing cycle cut-off times, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications revenues of $21.0 million and $33.5 million at December 31, 2007 and 2006, respectively.

Inventories – Inventories are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

2.	Summary of Significant Accounting Policies and Changes, Continued:

Assets Held For Sale – In accordance with SFAS No. 142, certain assets acquired from CT Communications, Inc. (“CTC”) are classified as held for sale and are included in acquired assets held for sale in the accompanying consolidated balance sheet as of December 31, 2007. These assets are available for immediate sale in their present condition, and an active program to locate a buyer has been initiated. Management’s intention is to complete the sale of these assets within the next twelve months.

The following table summarizes the acquired assets held for sale at December 31, 2007:

(Millions)	2007
Net property, plant and equipment	$14.0
Other assets	12.6

Acquired assets held for sale	$26.6

These assets have been recorded at their estimated fair values less any expected costs of sale. Net property, plant and equipment is comprised primarily of CTC’s corporate headquarters facility, including buildings and land, as well as certain network assets formally used in a video trial by CTC. The sale of the corporate headquarters was completed in January 2008 resulting in net proceeds of $13.3 million. The Company plans to vacate the facility by the end of the first quarter of 2008. Included in other assets are various licenses for wireless spectrum within CTC’s geographic region that are not currently used by the Company in its wireless operations, which are valued at $9.5 million. Also included in other assets are certain marketable securities and various partnership interests valued at $3.1 million.

The following table summarizes the net assets of the directory publishing operations that were classified as held for sale in the accompanying consolidated balance sheets at December 31, 2006:

(Millions)	2006
Current assets	$71.5
Net property, plant and equipment	8.5

Assets held for sale	$80.0

Current liabilities	$26.5
Deferred income taxes	5.5
Other liabilities	0.4

Liabilities related to assets held for sale	$32.4

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireline and wireless properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for the Company is January 1st of each year. The impairment test for goodwill requires a two-step approach, which is performed at a reporting unit level. Step one of the test identifies potential impairments by comparing the fair value of a reporting unit to its carrying amount. Step two, which is only performed if the fair value of a reporting unit is less than its carrying value, calculates the impairment loss as the difference between the carrying amount of the reporting unit’s goodwill and the implied fair value of that goodwill. For purposes of completing the annual impairment reviews, fair value of the reporting units is determined utilizing a weighted combination of the discounted cash flows of the reporting units and calculated market values of comparable public companies.

The Company’s indefinite-lived intangible assets consist primarily of wireline franchise rights established through the acquisition of CTC, Valor and certain properties in the state of Kentucky. They also include wireless licenses acquired from CTC. The Company determined that the wireline franchise rights and wireless licenses met the indefinite life criteria outlined in SFAS No. 142 because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue for the foreseeable future. SFAS No. 142 also requires intangible assets with indefinite lives to be tested for impairment on at least an annual basis, or more frequently if events

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

2.	Summary of Significant Accounting Policies and Changes, Continued:

or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts. For purposes of completing the annual impairment reviews, the fair value of the wireline franchise rights and wireless licenses is determined based on the discounted cash flows of the acquired operations.

Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost. Wireline plant consists of central office equipment, outside communications plant and furniture, fixtures, vehicles and machinery and equipment. Other plant consists of central office equipment, office and warehouse facilities and software to support the business units in the distribution of telecommunications products and wireless services. The costs of additions, replacements and substantial improvements, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Depreciation expense amounted to $488.1 million in 2007, $422.3 million in 2006 and $466.0 million in 2005.

Net property, plant and equipment consists of the following at December 31:

(Millions)	Depreciable Lives	2007	2006
Land		$24.7	$24.2
Buildings and improvements	5-40 years	435.6	426.8
Central office equipment	4-25 years	3,680.1	3,415.9
Outside communications plant	7-40 years	4,445.9	4,202.8
Furniture, vehicles and other equipment	3-23 years	459.1	440.3
Construction in progress		175.3	214.3

		9,220.7	8,724.3
Less accumulated depreciation		(5,178.4)	(4,784.5)

Net property, plant and equipment		$4,042.3	$3,939.8

The Company’s regulated operations use a group composite depreciation method. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no gain or loss is recognized on the disposition of the plant. For the Company’s non-regulated operations, when depreciable plant is retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, with the corresponding gain or loss reflected in operating results.

The Company capitalizes interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $3.7 million in 2007, $2.7 million in 2006 and $2.6 million in 2005.

Derivative Instruments – SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, provides guidance on accounting for derivatives, including interest rate swaps. In addition, SFAS No. 133 governs when a derivative or other financial instrument can be designated as a hedge, and requires recognition of all derivative instruments at fair value. Accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of hedges should be recorded as a component of other comprehensive income in the current period. Changes in fair values of the derivative instruments not qualifying as hedges, or of any ineffective portion of hedges, should be recognized in earnings in the current period.

The effectiveness of the Company’s cash flow hedges is assessed each quarter using the “Change in Variable Cash Flow Method”, or Method 1, described in Derivatives Implementation Group (“DIG”) Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied”. Method 1 utilizes the matched terms principle of measuring effectiveness, and requires the floating-rate leg of the swap and the hedged variable cash flows of the asset or liability to be based on the same interest rate index. It also requires the variable interest rates of both instruments to reset on the same dates. Furthermore, there should be no other differences in the terms of the hedge and the hedged item, and the likelihood of default by the interest rate swap counterparties must be assessed as being unlikely in order to conclude that there is no ineffectiveness in the hedging relationship. The Company performs and documents this assessment under Method 1 each quarter, and it concluded at December 31, 2007 that there was no ineffectiveness to be recognized in earnings in any of its four interest rate swap agreements that are designated as hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

2.	Summary of Significant Accounting Policies and Changes, Continued:

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($115.8 million as of December 31, 2007) was de-designated as the corresponding hedged item was repaid. Therefore, the undesignated portion of the swap agreement was no longer an effective hedge of the variable interest rate paid on Tranche B.

In accordance with SFAS No. 133, the Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. The fair value of the unrealized holding loss on the Company’s interest rate swaps of $83.2 million and $39.0 million is included in other liabilities in the accompanying consolidated balance sheets at December 31, 2007 and 2006, respectively. Changes in the fair value of the effective portion of these derivative instruments, which totaled $25.6 million and $23.6 million net of tax at December 31, 2007 and 2006, respectively, were reported as a component of other comprehensive income (loss) in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the ineffective portion of the swaps are recognized in net income, including a $3.1 million loss in 2007. These changes were recorded as other income, net in the accompanying consolidated statement of income for the year ended December 31, 2007. Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when earned or payable.

Revenue Recognition – Service revenues are primarily derived from providing access to or usage of the Company’s networks and facilities. Wireline local access revenues are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including interconnection, long distance and custom calling feature revenues are recognized monthly as services are provided. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers. The Company accounts for transactions involving the activation of service in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Fees assessed to communications customers to activate service are not a separate unit of accounting, and are deferred upon activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship. The costs associated with activating such services, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period.

Prior to the sale of Windstream Yellow Pages, advertising revenues associated with directory publishing and the related directory costs were recognized when the directories were published and delivered. For directory contracts with a secondary delivery obligation, Windstream Yellow Pages deferred a portion of its revenues and related directory costs until secondary delivery occurred. Included in assets held for sale were unbilled receivables related to directory advertising revenues earned but not yet billed of $58.8 million at December 31, 2006.

Prior to the merger with Valor, the telecommunications information services business earned revenues from data processing services performed for Valor. These revenues were recognized as services were performed in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. When the arrangement with the customer included significant production, modification or customization of the software, the Company used contract accounting, specifically the percentage-of-completion method under SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. After the merger, these services were no longer offered as Valor was the sole remaining external customer.

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $51.7 million in 2007, $33.6 million in 2006 and $25.1 million in 2005.

Stock-Based Compensation – In accordance with SFAS 123(R), “Share-Based Payment”, the Company values all share-based awards to employees at fair value on the date of the grant, and recognizes that value as compensation expense over the period that each award vests. This expense is included in cost of services and selling, general, administrative and other expenses in the accompanying consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

2.	Summary of Significant Accounting Policies and Changes, Continued:

Operating Leases – Certain of the Company’s operating lease agreements include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Windstream accounts for these operating leases in accordance with SFAS No. 13, “Accounting for Leases”, and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. Accordingly, the scheduled increases in rent expense are recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities in the accompanying consolidated balance sheets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Earnings Per Share – Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive outstanding stock instruments.

Common shares in periods preceding the spin off from Alltel were assumed to total 402.9 million, representing the shares issued to Alltel shareholders pursuant to the spin off of the Alltel wireline division and were used to reflect earnings per share amounts for those periods. A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2007	2006	2005
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$ 917.1	$ 445.6	$ 381.7
Extraordinary item	-	99.7	-
Cumulative effect of accounting change	-	-	(7.4)

Net income applicable to common shares	$ 917.1	$ 545.3	$ 374.3
Weighted average common shares outstanding for the year	471.9	435.2	402.9
Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$1.94	$1.02	$.95
Extraordinary item	-	.23	-
Cumulative effect of accounting change	-	-	(.02)
Net income	$1.94	$1.25	$.93
Diluted earnings per share:
Weighted average common shares outstanding for the year	471.9	435.2	402.9
Increase in shares resulting from:
Non-vested restricted stock awards	1.1	0.2	-
Weighted average common shares, assuming conversion of the above securities	473.0	435.4	402.9
Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$1.94	$1.02	$.95
Extraordinary item	-	.23	-
Cumulative effect of accounting change	-	-	(.02)
Net income	$1.94	$1.25	$.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

2.	Summary of Significant Accounting Policies and Changes, Continued:

Related Party Transactions – On November 30, 2007 Windstream completed the split off of its directory publishing business in a tax-free transaction with entities affiliated with Welsh, Carson, Anderson and Stowe (“WCAS”), a private equity investment firm and a Windstream shareholder. The Company received $506.7 million in consideration in exchange for its publishing business (See Note 3). In connection with the announcement of the transaction, Anthony J. deNicola, a general partner of WCAS, resigned from the Windstream Board of Directors on December 14, 2006.

For the periods through July 17, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. Expenses were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Total expenses allocated to the Company were $163.0 million in 2006 and $300.5 million in 2005. The costs of these services charged to the Company and the allocated liabilities assigned to the Company are not necessarily indicative of the costs and liabilities that would have been incurred if the Company had performed these functions as a stand-alone entity. However, management believes that methods used to make such allocations were reasonable, and that the costs of these services charged to the Company were reasonable representations of the costs that would have been incurred if the Company had performed these functions as a stand-alone company.

For periods through June 30, 2006, the Company maintained a licensing agreement with The ALLTEL Kansas Limited Partnership, an Alltel affiliate, under which the Company’s regulated subsidiaries were charged a royalty fee for the use of the Alltel brand name in marketing and distributing telecommunications products and services. The amount of the royalty fee charged was computed by multiplying the regulated subsidiaries’ annual revenues and sales by 12.5 percent.

For periods through July 17, 2006, the Company participated in the centralized cash management practices of Alltel. Under those practices, cash balances were transferred daily to Alltel bank accounts. The Company obtained interim financing from Alltel to fund its daily cash requirements and invested short-term excess funds with Alltel. The Company earned interest income on receivables due from Alltel and was charged interest expense for payables due to Alltel. Subsequent to the spin off, Windstream no longer participates in this program as the Company has its own established cash management program. The interest rates charged on payables to Alltel were 6.0 percent in the period ended July 17, 2006 and 6.1 percent in 2005. Interest rates earned on receivables from Alltel were 5.0 percent in the period ended July 17, 2006 and 3.5 percent in 2005.

Subsequent to the spin off, Windstream and Alltel continue to provide each other certain of the services discussed above, at negotiated rates pursuant to a transition services agreement. In addition to the transition services agreement, Windstream and Alltel entered into certain other agreements, which extend through 2009. Under those agreements, Alltel will continue to provide Windstream with network transport for its long distance operations and other services, while Windstream will continue to provide local phone service, long distance and high-speed Internet service as well as certain network management services to Alltel, all at negotiated rates. In addition, Windstream and Alltel entered into a tax-sharing agreement that generally requires Alltel to indemnify Windstream for any taxes attributable to Windstream’s operations for periods prior to the spin off, while Windstream must indemnify Alltel for any taxes resulting from the spin off in certain circumstances.

Transactions with Certain Affiliates – Prior to the discontinuance of the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, during the third quarter of 2006, affiliated transactions involving the regulated operations (excluding operations in Kentucky and Nebraska) were not eliminated because the revenues received from the affiliates and the prices charged by the communications products and directory publishing operations were priced in accordance with Federal Communications Commission (“FCC”) guidelines and were recovered through the regulatory process. As discussed further below, the Company began eliminating these revenues and the related expenses for all the regulated operations after the discontinuance of SFAS No. 71.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

2.	Summary of Significant Accounting Policies and Changes, Continued:

Transactions with affiliates that were not eliminated under the provisions of SFAS No. 71 primarily included product sales, royalties earned from directory publishing, and sales of other telecommunications services. Non-eliminated equipment sales from the Company’s product distribution subsidiary to its regulated wireline subsidiaries totaled $61.9 million in 2006, and $134.4 million in 2005. The cost of equipment sold to the wireline subsidiaries is included, principally, in wireline plant in the consolidated financial statements. Prior to its split off in 2007, the Company’s directory publishing subsidiary, Windstream Yellow Pages, contracted with the regulated wireline subsidiaries to provide directory publishing services, which included the publication of a standard directory at no charge. Windstream Yellow Pages then billed the wireline subsidiaries for services not covered by the standard contract, which resulted in $3.8 million and $7.6 million in non-eliminated sales in 2006 and 2005, respectively. Wireline revenues and sales during those periods included non-eliminated directory royalties received from Windstream Yellow Pages of $19.1 million and $35.8 million in 2006 and 2005, respectively. Non-eliminated amounts billed by the wireline subsidiaries to other affiliates of the Company were $21.7 million in 2006 and $45.0 million in 2005 for interconnection and toll services.

Accounting Changes

Change in Accounting Estimate – Effective October 1, 2007, the Company prospectively reduced the depreciable rates of assets held and used in its operations in New York, Mississippi, Georgia, Ohio, Nebraska, Oklahoma, and Kentucky to reflect the results of studies completed in the fourth quarter of 2007. In addition, during April 2007, the Company completed studies of the depreciable lives of assets held and used in its Missouri operations and in an operating subsidiary in Texas. The related depreciation rates were changed effective April 1, 2007. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effect of the change on depreciation rates in the operations discussed above resulted in a decrease in depreciation expense of $17.8 million and an increase in net income of $11.4 million during the year ended December 31, 2007.

Effective January 1, 2006, the Company prospectively reduced the depreciable rates for its regulated operations in Pennsylvania to reflect the results of a study completed in January 2006. During April 2006, the Company completed studies of the depreciable lives of assets held and used in its Alabama and North Carolina operations. The related depreciable rates were changed effective April 1, 2006. In addition, effective October 1, 2006, the Company reduced the depreciable rates for its operations in Arkansas and in one of its operating subsidiaries in Texas to reflect the results of studies for these operations. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effect of these changes in depreciable lives resulted in a decrease in depreciation expense of $30.1 million and an increase in net income of $18.6 million during the year ended December 31, 2006.

Effective September 1, 2005 and July 1, 2005, the Company prospectively reduced the depreciable rates for its regulated operations in Florida, Georgia and South Carolina to reflect the results of studies completed by the Company in the second quarter of 2005. As a result of these studies, the depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effects of this change during the year ended December 31, 2005 resulted in a decrease in depreciation expense of $21.8 million and an increase in net income of $12.8 million.

Change in Segment Presentation – Effective with the completion of the split off of its directory publishing business, as discussed below, the Company’s publishing operations have ceased and will no longer be a component of its other operations. Following the acquisition of CTC in the third quarter of 2007, the Company began presenting wireless services and products within the Company’s other operations. In conjunction with the spin off from Alltel and merger with Valor, the Company changed the manner in which senior management assesses the operating performance of, and allocates resources to, its operating segments. As a result, the Company’s long distance operations were combined with the Company’s wireline segment. In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been restated to conform to this new financial statement presentation.

Discontinuance of the Application of SFAS No. 71 – Historically, the Company’s incumbent local exchange carrier (“ILEC”) operations, except for certain operations acquired in Kentucky and in Nebraska, followed the accounting for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

2.	Summary of Significant Accounting Policies and Changes, Continued:

This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Changes in the dynamics of Windstream’s business environment, and accordingly in the mix of its customer and revenue base from rate-of-return to an alternative form of regulation resulting from increased competition, caused the Company to reassess its criteria for the continued application of SFAS No. 71.

Based on these material factors impacting its operations, Windstream determined in the third quarter of 2006 that it was no longer appropriate to continue the application of SFAS No. 71 for reporting its financial results. Accordingly, Windstream recorded a non-cash extraordinary gain of $99.7 million, net of taxes of $74.5 million, upon discontinuance of the provisions of SFAS No. 71, as required by the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of the Application of FASB Statement No. 71”. In addition, the Company began eliminating all affiliated revenues and related expenses. Previously, certain affiliated revenues earned and expenses incurred by the Company’s regulated subsidiaries were not eliminated because they were priced in accordance with Federal Communications Commission guidelines and were recovered through the regulatory process as discussed above. The components of the non-cash extraordinary gain are as follows:

	Before Tax Effects	After Tax Effects
(Millions)
Write off regulatory cost of removal	$185.2	$112.5
Recognize deferred directory publishing revenue	14.5	9.1
Establish asset retirement obligation	(16.7)	(10.1)
Write off regulatory assets	(8.8)	(11.8)

Total	$174.2	$99.7

Recently Adopted Accounting Standards

Adoption of FIN 48 - Windstream adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The adoption of FIN 48 resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. At the adoption date, the Company had approximately $1.3 million of gross unrecognized tax benefits, all of which relate to periods preceding the spin-off from Alltel. The Company is indemnified in accordance with the Tax Sharing agreement with Alltel dated July 17, 2006, for reserves of approximately $1.3 million for uncertain tax positions that relate to periods preceding the spin off from Alltel. Consequently, a corresponding receivable from Alltel equaling the gross unrecognized tax benefits plus accrued interest expense and penalties has been recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions)	Total
Balance at January 1, 2007	$ 1.3
Additions based on CTC acquisition	7.2
Additions based on tax positions of prior years	0.7
Reductions for tax positions of prior years	(0.2)
Reduction as a result of a lapse of the applicable statute of limitations	(0.2)
Settlements	(1.4)
Balance at December 31, 2007	$ 7.4

The Company does not expect or anticipate a significant increase or decrease in the unrecognized tax benefits reported above over the next twelve months. The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.8 million, net of indirect benefits. The total amount of unrecognized tax benefits that would be recorded as a purchase price adjustment to goodwill, if recognized, is $1.6 million, net of indirect benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

2.	Summary of Significant Accounting Policies and Changes, Continued:

Included in the balance at December 31, 2007, are $3.7 million of gross unrecognized tax benefits for which the ultimate deductibility of the item is highly certain but, for which there is uncertainty about the timing of such deductibility. The disallowance of the shorter deductibility period would not affect the annual effective tax rate, but it would accelerate the payment of cash to the taxing authority to an earlier period.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004. The Company has identified state tax returns in Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina and Texas as “major” taxing jurisdictions. During the quarter ended December 31, 2007, the Company and the Internal Revenue Service (“IRS”) reached a settlement related to the IRS’s examination of the U.S. income tax returns for CTC for the tax years ended December 31, 2000 through 2003. As a result of the settlement, the Company made a payment to the IRS for a tax position claimed for the treatment of Universal Service Fund (“USF”) subsidies. The Company had previously recognized a FIN 48 liability for the entire amount of the tax position of $1.4 million, and therefore, the payment did not materially change its financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At the date of adoption, the Company had accrued approximately $0.2 million of interest expense and penalties related to uncertain tax positions. During the years ended December 31, 2007 and 2006, the Company recognized approximately $0.4 million and $0.2 million in interest and penalties. Furthermore, the Company had accrued approximately $1.5 million and $0.2 million for the payment of interest and penalties as of December 31, 2007 and 2006, respectively.

Adoption of SFAS No. 158 - As of December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 required implementation in two steps. Step one was effective for Windstream beginning with the fiscal year ended on December 31, 2006 and required the Company to recognize in its consolidated balance sheet the funded status of its defined benefit pension and postretirement plans. The funded status is defined as the difference between the fair value of plan assets and the related benefit obligation. SFAS No. 158 also required the Company to recognize as a component of accumulated other comprehensive income (loss), net of taxes, the actuarial gains and losses and the prior service costs and credits that had arisen but were not previously recognized as components of net periodic benefit cost. Accumulated other comprehensive income (loss) is adjusted in subsequent periods as these amounts are recognized into income as components of net periodic benefit cost. The adoption of SFAS No. 158 resulted in a reduction of prepaid pension assets of $103.2 million, an increase in the liability for pension and other postretirement benefits of $106.1 million, a reduction in deferred taxes of $82.1 million and a reduction in accumulated other comprehensive income (loss) of $127.2 million. After adopting the provisions of SFAS No. 158, Windstream recognized net prepaid pension assets and pension and postretirement benefit plan liabilities totaling $47.1 million and $275.5 million, respectively, as of December 31, 2006, which were included in other assets and other liabilities, respectively, in the accompanying consolidated balance sheet.

Step two of the implementation of SFAS No. 158 requires companies to annually measure plan assets and obligations in order to determine the funded status of its plans as of the date of the company’s fiscal year-end. Windstream has historically used its fiscal year-end of December 31st as the measurement date of the funded status of its plans, and thus step two of the implementation will not impact our consolidated financial statements.

Adoption of SFAS No. 123R - On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, companies were also required to recognize compensation expense related to any awards that were not fully vested as of the effective date. Compensation expense for the unvested awards was measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Upon adoption of the standard, the Company followed the modified prospective transition method and valued its share-based payment transactions using a Black-Scholes valuation model. Under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

2.	Summary of Significant Accounting Policies and Changes, Continued:

modified prospective transition method, the Company recognized compensation cost in its consolidated financial statements for all awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption. The adoption of SFAS No. 123(R) did not have a material impact on net income in 2006.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based employee compensation in accordance with the recognition and measurement principles of APB Opinion No. 25 and related interpretations. For fixed stock options granted under Alltel’s stock-based compensation plans, the exercise price of the option equaled the market value of Alltel’s common stock on the date of grant. Accordingly, no compensation expense was recognized by the Company in the accompanying consolidated statements of income in periods prior to 2006 for any of the fixed options granted. Had compensation costs for the fixed options granted been determined based on the fair value of the awards at the date of grant, consistent with the methodology prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income would have been reduced to the following pro forma amounts for the year ended December 31, 2005:

(Millions)
Net income as reported		$ 374.3
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(4.1)

Pro forma net income		$ 370.2
Basic earnings per share:	As reported	$.93
	Pro forma	$.92
Diluted earnings per share:	As reported	$.93
	Pro forma	$.92

Adoption of FIN 47 - During the fourth quarter of 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). The Company evaluated the effects of FIN 47 on its operations and determined that, for certain buildings containing asbestos, the Company is legally obligated to remediate the asbestos if the Company were to abandon, sell or otherwise dispose of the buildings. In addition, the Company is legally obligated to properly dispose of its chemically-treated telephone poles at the time they are removed from service. In accordance with federal and state regulations, depreciation expense for the Company’s wireline operations that followed the accounting prescribed by SFAS No. 71 historically included an additional provision for cost of removal, and accordingly, the adoption of FIN 47 had no impact to these operations until the Company discontinued the application of SFAS No. 71 in the third quarter of 2006. The cumulative effect of this accounting change in 2005 resulted in a non-cash charge of $7.4 million, net of income tax benefit of $4.6 million, and was included in net income for the year ended December 31, 2005.

During 2007, Windstream negotiated new contract terms with several underlying service providers. Changes in estimated retirement obligations associated with these contract changes are reflected in “Revisions in expected cash flows” in the table below.

The following is a summary of activity related to the liabilities associated with the Company’s asset retirement obligations through December 31:

(Millions)	2007	2006
Beginning balance	$47.9	$14.0
Assumed from acquisition	1.4	7.2
Establish asset retirement obligation associated with the discontinuance of SFAS No. 71	-	16.7
Revisions in expected cash flows	(8.9)	-
Accretion expense	3.2	1.2
Liabilities settled	(1.0)	(0.5)
Liabilities incurred	2.6	9.3

Ending balance	$45.2	$47.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

2.	Summary of Significant Accounting Policies and Changes, Continued:

Recently Issued Accounting Pronouncements

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures related to fair value measurements that are included in a company’s financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements. It emphasizes that fair value is a market-based measurement and not an entity-specific measurement, and that it should be based on an exchange transaction in which a company sells an asset or transfers a liability. SFAS No. 157 also establishes a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. For calendar year companies like Windstream, SFAS No. 157 is effective beginning January 1, 2008. FASB Staff Position (“FSP”) No. 157-2 allows a one-year deferral of implementation for non-financial assets and liabilities, except items recognized or disclosed at fair value on an annual or more frequently recurring basis. Windstream does not expect the adoption of SFAS No. 157 in the first quarter of 2008 to have a material impact on its consolidated financial statements. However, the Company continues to evaluate the effects that SFAS No. 157 will have on its consolidated financial statements with regards to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.

SFAS No. 159 - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. SFAS No. 159 allows the measurement at fair value of eligible financial assets and liabilities that are not otherwise required to be measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is still evaluating the impact this statement might have on its consolidated financial statements, but it does not anticipate the election of the fair value option for any of its eligible financial assets and liabilities upon implementation of SFAS No. 159, and thus, does not expect SFAS No. 159 to have any impact on its consolidated financial statements.

SFAS No. 141(R) - In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. For calendar year companies like Windstream, SFAS No. 141(R) is effective for all business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the effects that SFAS No. 141(R) will have on its consolidated financial statements with regards to future business combinations.

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 requires noncontrolling interest to be recognized as equity in the consolidated financial statements, separate from the parent’s equity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have any impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

3.	Acquisitions and Dispositions:

Disposition of Directory Publishing Business - On November 30, 2007, Windstream completed the split off of its directory publishing business (the “publishing business”) in a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and Windstream shareholder.

To facilitate the split off transaction, Windstream contributed the publishing business to a newly formed subsidiary (“Holdings”). Holdings paid a special cash dividend to Windstream in an amount of $40.0 million, issued additional shares of Holdings common stock to Windstream, and distributed to Windstream certain debt securities of Holdings having an aggregate principal amount of $210.5 million. Windstream exchanged the Holdings debt securities for outstanding Windstream debt securities with an equivalent fair market value, and then retired those securities. Windstream used the proceeds of the special dividend to repurchase approximately three million shares of Windstream common stock during the fourth quarter. Windstream exchanged all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”) owned by WCAS, which were then retired. Based on the price of Windstream common stock of $12.95 at November 30, 2007, the Exchanged WIN Shares had a value of $253.5 million. The total value of the transaction was $506.7 million, including an adjustment for net working capital of approximately $2.7 million. As a result of completing this transaction, Windstream recorded a gain on the sale of its publishing business of $451.3 million in the fourth quarter of 2007, after substantially all performance obligations had been fulfilled.

In connection with the consummation of the transaction, the parties and their affiliates entered into a publishing agreement whereby Windstream granted Local Insight Yellow Pages, Inc. (“Local Insight Yellow Pages”), the successor to the Windstream subsidiary that once operated the publishing business, an exclusive license to publish Windstream directories in each of its markets other than the newly acquired CTC markets. Local Insight Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area covered under the agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Local Insight Yellow Pages on advertising revenues generated from covered directories for the duration of the publishing agreement. The wireline segment recognized approximately $56.0 million in royalty revenues during the eleven months ended November 30, 2007.

Pro forma financial results related to the disposition of the publishing business have not been included because the Company does not consider the results of the publishing business, prior to the gain on sale, to be significant.

Acquisition of CTC - On August 31, 2007 Windstream completed the acquisition of CTC in a transaction valued at $584.3 million. Under the terms of the agreement the shareholders of CTC received $31.50 in cash for each of their shares with a total cash payout of $652.2 million. The transaction value also includes a payment of $37.5 million made by Windstream to satisfy CTC’s debt obligations, offset by $105.4 million in cash and short-term investments held by CTC. Including $25.3 million in severance and other transaction-related expenses, the total net consideration paid in the acquisition was $609.6 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand. The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. The access lines and high-speed Internet customers added through the acquisition significantly increased Windstream’s presence in North Carolina and provided the opportunity to generate significant operating efficiencies with contiguous Windstream markets.

The transaction was accounted for as the acquisition of a business in accordance with SFAS No. 141, “Business Combinations”, with Windstream serving as the accounting acquirer. The accompanying consolidated financial statements reflect the combined operations of Windstream and CTC following the acquisition on August 31, 2007. In accordance with SFAS No. 141, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with amounts exceeding fair value being recorded as goodwill. None of the goodwill or other intangible assets recorded in this acquisition are deductible for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

3.	Acquisitions and Dispositions, Continued:

The cost of the acquisition has been allocated to the assets acquired and liabilities assumed as follows:

(Millions)	Total
Fair value of assets acquired:
Current assets	$30.8
Acquired assets held for sale	29.0
Property, plant and equipment	197.3
Goodwill	307.3
Franchise rights	90.0
Customer lists	53.0
Wireless licenses	7.0
Other assets	8.5

Total assets acquired	722.9

Fair value of liabilities assumed:
Current liabilities	(42.5)
Deferred income taxes established on acquired assets	(77.8)
Long-term debt	(37.5)
Other liabilities	(18.3)

Total liabilities assumed	(176.1)

Acquisition of CTC, net of cash acquired	$546.8

Included in the valuation of current liabilities are $25.3 million in capitalized transaction and employee-related costs, which are included in the total cost of the acquisition of $609.6 million. Of these costs, $14.8 million were paid as of December 31, 2007, and are included in net cash flows from operations in the accompanying statement of cash flows for the year ended December 31, 2007. The remaining $10.5 million in unpaid costs consists primarily of severance and severance-related costs of $10.2 million, which were recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. These remaining unpaid costs, which are included in other current liabilities in the accompanying consolidated balance sheet, will be paid in 2008 with cash from operations.

Pro forma financial results related to the acquisition of CTC have not been included because the Company does not consider the CTC acquisition to be significant.

Spin off from Alltel - On July 17, 2006, Alltel completed the spin off of its wireline telecommunications business to its shareholders (the “Distribution”) and the merger of that business with and into Valor (the “merger”). Pursuant to the plan of Distribution and immediately prior to the effective time of the merger with Valor described below, Alltel contributed all of its wireline assets to Alltel Holding Corp. in exchange for: (i) newly issued common stock of the Company (ii) the payment of a special dividend to Alltel in the amount of $2,275.1 million and (iii) the distribution by the Company to Alltel of certain debt securities (the “Contribution”).

In connection with the Contribution, the Company assumed approximately $261.0 million of long-term debt that had been issued by the Company’s wireline operating subsidiaries. Also in connection with the Contribution, the Company borrowed approximately $2.4 billion through a new senior secured credit agreement that was used to fund the special dividend and pay down a portion of the wireline subsidiary debt assumed by the Company in the Contribution. The debt securities issued by the Company to Alltel as part of the Contribution consisted of 8.625 percent senior notes due 2016 with an aggregate principal amount of $1,746.0 million (the “Company Securities”). These securities were issued at a discount, and accordingly, at the date of their distribution to Alltel, the Company Securities had a carrying value of $1,703.2 million (par value of $1,746.0 million less discount of $42.8 million). As part of the Contribution, the Company issued to Alltel approximately 403 million shares of its common stock, or 1.0339267 shares of common stock for each share of Alltel common stock outstanding as of July 17, 2006. Alltel then distributed 100 percent of these common shares of the Company to its shareholders as a tax-free dividend. Alltel also exchanged the Company Securities for certain Alltel debt held by certain investment banking firms. The investment banking firms subsequently sold the Company Securities in the private placement market. On November 28, 2006, the Company replaced the Company Securities with registered senior notes in the same amount with the same maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

3.	Acquisitions and Dispositions, Continued:

Pursuant to the Contribution, Alltel transferred cash of $36.2 million to the Company, as required by the Distribution Agreement between Alltel and the Company. Additionally, Windstream received reimbursement from Alltel in the fourth quarter for $30.6 million in transaction fees primarily related to the Company’s financing of the spin off, which is included in other net financing activities in the consolidated statement of cash flows for the year ending December 31, 2006. The Company’s balance sheet also includes other transferred assets and liabilities at Alltel’s historical cost basis. Assets included net property, plant, and equipment of $106.2 million. Transfers also included a prepaid pension asset of $192.0 million and related post-retirement benefit obligations of $24.2 million valued at the date of spin. Deferred taxes of $71.1 million were established related to the assets and liabilities transferred. In connection with the spin off, the Company and Alltel entered into a tax sharing agreement that allocates responsibility for (i) filing tax returns and preparing other tax-related information and (ii) the liability for payment and benefit of refund or other recovery of taxes. As a result, the Company transferred liabilities to Alltel related to current income taxes payable of $102.8 million and income tax contingency reserves of $10.8 million.

Acquisition of Valor - Immediately after the consummation of the spin off, the Company merged with and into Valor, with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation. Under the terms of the merger agreement, Valor shareholders retained each of their Valor shares, totaling approximately 70.9 million shares, which are now shares of Windstream Corporation common stock. Upon completion of the merger, Alltel’s shareholders owned approximately 85 percent of the outstanding equity interests of the Company, and the shareholders of Valor owned the remaining approximately 15 percent of such equity interests.

The merger was accounted for using the purchase method of accounting for business combinations in accordance with SFAS No. 141, with Alltel Holding Corp. serving as the accounting acquirer. The accompanying consolidated financial statements reflect the operations of Alltel Holding Corp. and Valor following the spin off and merger on July 17, 2006. Results of operations prior to the merger and for all historical periods presented are for Alltel Holding Corp.

Based on the closing price of the Company’s common stock of $11.50 on the New York Stock Exchange (“NYSE”) on July 17, 2006, the aggregate transaction value of the merger was $2,050.5 million, consisting of the consideration for the acquired Valor shares ($815.9 million), the assumption of Valor debt ($1,195.6 million), and closing and other direct merger-related costs, including financial advisory, legal and accounting services. Immediately following the merger, the Company issued 8.125 percent senior notes due 2013 in the aggregate principal amount of $800.0 million, which was used in part to pay down the Valor credit facility in the amount of $780.6 million.

In accordance with SFAS No. 141, the cost of the merger was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the merger, with amounts exceeding the fair value being recorded as goodwill.

The cost of the acquisition has been allocated to the assets acquired and liabilities assumed as follows:

(Millions)	Total
Fair value of assets acquired:
Current assets	$61.0
Property, plant and equipment	736.4
Goodwill	750.4
Franchise rights	600.0
Customer list	210.0
Other assets	17.2

Total assets acquired	2,375.0

Fair value of liabilities assumed:
Current liabilities	(111.1)
Deferred income taxes established on acquired assets	(262.7)
Long-term debt	(1,195.6)
Other liabilities	(58.7)

Total liabilities assumed	(1,628.1)

Common stock issued	(815.9)

Cash acquired from Valor	$69.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

3.	Acquisitions and Dispositions, Continued:

In connection with the merger, the Company recorded $13.7 million of severance and severance-related costs and $4.1 million of contract termination costs, which are reflected in goodwill in the above allocation of the cost of the merger in accordance with EITF 95-3. Of these amounts, $4.9 million and $8.8 million in severance and severance-related costs, and $1.3 million and $0.3 million of contract termination costs were paid in 2007 and 2006, respectively. The remaining costs, consisting of $2.5 million in contract termination costs, are included in other current liabilities in the consolidated balance sheet as of December 31, 2007, and will be paid over the remaining term of the contract with cash from operations.

The following unaudited pro forma condensed consolidated results of income of Windstream for 2006 and 2005 assume that the spin off from Alltel and merger with Valor occurred as of January 1, 2005:

(Millions, except per share amounts)	2006	2005
Revenues and sales	$ 3,299.7	$ 3,413.5
Income before extraordinary item and cumulative effect of accounting change	$ 438.2	$ 358.1
Net income	$ 537.9	$ 350.7
Earnings per share before extraordinary item and cumulative effect of accounting change:
Basic	$.93	$.76
Diluted	$.92	$.76
Earning per share:
Basic	$1.14	$.74
Diluted	$1.14	$.74

The unaudited pro forma information presents the combined operating results of Alltel Holding Corp. and Valor, with the results prior to the acquisition date adjusted to include the pro forma impact of the following: the elimination of transactions between Alltel Holding Corp. and Valor; additional amortization of intangible assets resulting from the merger; the elimination of merger expenses; additional interest expense incurred on the notes issued pursuant to the spin off and merger; and the impact of income taxes on these pro forma adjustments utilizing Windstream’s statutory tax rate of 39.35 percent for the year ended December 31, 2006.

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

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. Changes in the carrying amount of goodwill by business segment were as follows:

(Millions)	Wireline	Product Distribution	Other	Totals
Balance at December 31, 2005	$1,218.4	$0.3	$-	$1,218.7
Acquisition of Valor (Note 3)	746.3	-	-	746.3

Balance at December 31, 2006	$1,964.7	$0.3	$-	$1,965.0
Acquisition of CTC (Note 3)	255.1	-	52.2	307.3
Adjustments to Valor deferred taxes	4.1	-	-	4.1

Balance at December 31, 2007	$2,223.9	$0.3	$52.2	$2,276.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

4.	Goodwill and Other Intangible Assets, Continued:

As of January 1, 2007, the Company completed the annual impairment reviews of its goodwill according to the guidance in SFAS No. 142, and determined that no write-down in the carrying value of these assets was required.

As of December 31, 2007 and 2006, the carrying value of the indefinite-lived intangible assets other than goodwill were as follows:

(Millions)	December 31, 2007	December 31, 2006
Valor wireline franchise rights	$ 600.0	$ 600.0
Kentucky wireline franchise rights	265.0	265.0
CTC wireline franchise rights	90.0	-
CTC wireless licenses	7.0	-
	$ 962.0	$ 865.0

Upon completing the annual impairment reviews of its wireline franchise rights as of January 1, 2007, 2006 and 2005, the Company determined that no write-down in the carrying value of these assets was required.

As a result of the sale of the publishing business, Windstream agreed to forego future royalty payments from the directory publishing business on advertising revenues generated from its directories. As these royalties contributed to the carrying value of the wireline franchise rights, Windstream assessed the impact of forgoing these revenues on that carrying value as of November 30, 2007. The results of the impairment analysis indicated that the fair value of the indefinite-lived wireline franchise rights still exceed their carrying value. Therefore, no write-down was required.

Intangible assets subject to amortization were as follows at December 31:

	2007
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor wireline customer list	$ 210.0	$ (59.1)	$ 150.9
CTC wireline customer list	45.0	(3.2)	41.8
CTC wireless customer list	8.0	(0.6)	7.4
Other wireline customer lists	67.6	(34.3)	33.3
Cable franchise rights	22.5	(19.4)	3.1
	$ 353.1	$ (116.6)	$ 236.5

	2006
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor wireline customer list	$ 210.0	$ (19.2)	$ 190.8
Other wireline customer lists	67.6	(27.6)	40.0
Cable franchise rights	22.5	(17.9)	4.6
	$ 300.1	$ (64.7)	$ 235.4

Intangible asset amortization methodology and useful lives are as follows:

Intangible Asset	Amortization Methodology	Estimated Useful Life
Valor wireline customer list	accelerated sum-of-years digits	9 years
CTC wireline customer list	accelerated sum-of-years digits	9 years
CTC wireless customer list	accelerated sum-of-years digits	7 years
Other wireline customer lists	straight-line	10 years
Cable franchise rights	straight line	15 years

Amortization expense for intangible assets subject to amortization was $51.9 million in 2007, $27.3 million in 2006 and $8.2 million in 2005. Amortization expense for intangible assets subject to amortization is estimated to be $53.8 million in 2008, $48.0 million in 2009, $40.6 million in 2010, $34.6 million in 2011 and $28.7 million in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

5.	Debt:

Long-term debt was as follows at December 31:

(Millions)	2007	2006
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A - variable rates, due July 17, 2011 (a)	$283.3	$500.0
Senior secured credit facility, Tranche B - variable rates, due July 17, 2013 (b)	1,393.0	1,900.0
Senior secured credit facility, Revolving line of credit - variable rates, due July 17, 2011 (c)	100.0	-
Debentures and notes, without collateral:
2016 Notes - 8.625%, due August 1, 2016 (e)	1,746.0	1,746.0
2013 Notes - 8.125%, due August 1, 2013 (e)	800.0	800.0
2019 Notes - 7.000%, due March 15, 2019 (b) (e)	500.0	-
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. - 7.75%, due February 15, 2015 (d) (e)	400.0	400.0
Windstream Holdings of the Midwest, Inc. - 6.75%, due April 1, 2028 (d) (e)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications Corp. - 6.50%, due November 15, 2013	60.0	70.0
Teleview, Inc. - 7.00%, due January 2, 2010 and May 2, 2010	0.6	0.8
Discount on long-term debt, net of premiums	(27.4)	(28.4)

	5,355.5	5,488.4
Less current maturities	(24.3)	(32.2)

Total long-term debt	$5,331.2	$5,456.2
Weighted average interest rate	7.7%	7.8%
Weighted maturity	7.4 years	7.8 years

(a)	Pursuant to the sale of its publishing business in November 2007, the Company retired $210.5 million of Tranche A senior secured debt under its credit facility in a debt-for-debt exchange (Note 3).

(b)	In February 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent, and used the net proceeds of the offering to repay $500.0 million of amounts outstanding under the term loan portion of its senior secured credit facilities (“the refinancing transaction”). Additionally, Windstream received the consent of lenders to an amendment and restatement of its $2.9 billion senior secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under Tranche B of the term loan portion of the facilities; modify the pre-payment provision; and modify certain covenants to permit the consummation of the split off of its directory publishing business.

(c)	During the third quarter of 2007, the Company borrowed $250.0 million from the revolving line of credit in its senior secured credit facilities in order to finance a portion of the cost of the acquisition of CTC. The Company used cash flows from operations to pay down a portion of these borrowings during the fourth quarter of 2007, and currently has $100.0 million remaining outstanding at December 31, 2007, which is included in long-term debt in the accompanying consolidated balance sheet. The revolving line of credit’s variable interest rates ranged from 5.92 percent to 6.76 percent and the weighted average rate was 6.25 percent during 2007.

(d)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facilities. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

(e)	Certain of the Company’s debentures and notes are callable at various premiums on early redemption.

Windstream has a five-year $500.0 million unsecured line of credit under a revolving credit agreement with an expiration date of July 17, 2011. Letters of credit are deducted in determining the total amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving credit agreement may not exceed $500.0 million. At December 31, 2007, the amount available for borrowing under the revolving credit agreement was $394.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

5.	Debt, Continued:

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year (for 2007 this amount was $530.0 million, which included $80.0 million of unused capacity from 2006). The Company was in compliance with all covenants as of December 31, 2007.

Maturities and sinking fund requirements for the five years after 2007 for long-term debt outstanding as of December 31, 2007, were $24.3 million for 2008 and 2009, $24.0 million for 2010, $403.8 million for 2011, and $27.5 million for 2012.

Interest expense was as follows for the years ended December 31:

(Millions)	2007		2006	2005
Interest expense related to long-term debt	$443.6	(a)	$210.8	$20.3
Other interest expense	0.2		0.4	1.4
Impacts of interest rate swaps	4.3		1.1	-
Less capitalized interest expense	(3.7)		(2.7)	(2.6)

	$444.4		$209.6	$19.1

(a)	In connection with the refinancing transaction, the Company recorded additional non-cash interest expense of $5.3 million due to a write-off of the unamortized debt issuance costs associated with $500.0 million of the Tranche B loan that was repaid.

During the third quarter of 2006, the Company incurred $7.9 million in prepayment penalties upon the early retirement of a portion of its subsidiary. This debt was repaid using proceeds from a portion of the senior secured credit facilities issued pursuant to the spin off from Alltel. These debt prepayment penalties are included in loss on extinguishment of debt in the accompanying consolidated statement of income for the year ended December 31, 2006.

In order to mitigate the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four identical pay fixed, receive variable interest rate swap agreements totaling $1,600.0 million in notional value. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,412.5 million at December 31, 2007. The weighted average fixed rate paid by Windstream is 5.60 percent, and the variable rate received by Windstream is the three-month LIBOR (London-Interbank Offered Rate), which was 5.21 percent at December 31, 2007, and which resets on the seventeenth day of each quarter. The Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which matures on July 17, 2013. The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter.

6.	Financial Instruments:

The Company’s financial instruments consist primarily of cash and short-term investments, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash and short-term investments, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. The fair values of the Company’s long-term debt and interest rate swaps were as follows at December 31:

(Millions)	2007		2006
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Long-term debt, including current maturities	$5,444.6	$5,355.5	$5,782.3	$5,488.4
Interest rate swaps	$83.2	$83.2	$39.0	$39.0

The fair value estimates were based on a discounted cash flow of the outstanding long-term debt using the weighted maturities and interest rates currently available in the long-term financing markets. Changes in fair value of the undesignated portion of interest rate swaps totaled $3.1 million and was included in other income, net in the accompanying consolidated statement of income for the year ended 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

7.	Supplemental Cash Flow Information:

Supplemental cash flow information was as follows for the years ended December 31:

(Millions)	2007	2006	2005
Interest paid	$441.2	$77.1	$17.9
Income taxes paid	$206.5	$396.9	$215.4

Of the interest and income taxes paid in 2006, $11.3 million and $265.1 million, respectively, was paid by Alltel, which Windstream funded through advances to Alltel as reflected in financing activities in the consolidated statements of cash flows. All of the interest and income taxes paid in 2005 were paid by Alltel.

Additionally, the Company declared and accrued cash dividends of $113.6 million and $119.2 during the fourth quarters of 2007 and 2006, respectively, which were subsequently paid on January 15, 2008 and January 16, 2007, respectively.

Pursuant to the spin off, Alltel transferred certain wireline assets and liabilities to Alltel Holding Corp. at their historical cost basis. During 2006, Alltel transferred to the Company $101.5 million in net plant assets, $191.6 million in pension assets and $24.2 million of related post-retirement benefit obligations, and $62.8 million in net deferred income tax assets, which were included in net property, plant and equipment, other assets, other liabilities and deferred income taxes, respectively, in the Company’s unaudited consolidated balance sheet at December 31, 2006. During the first quarter of 2007, $4.7 million of additional net plant assets, $1.2 million of related deferred tax liabilities, and $0.4 million of additional pension assets were identified by Alltel as being attributable to Alltel Holding Corp. The Company recorded this non-cash transfer from Alltel as an adjustment to additional paid-in capital.

Pursuant to the split off of the directory publishing business (See Note 3), Windstream and Holdings executed a non-cash debt-for-debt exchange whereby Windstream received securities from Holdings valued at $210.5 million. Windstream exchanged these Holdings debt securities for outstanding Windstream debt securities, which were then retired (See Note 5). In addition to receiving a special cash dividend and debt securities, Windstream received approximately 19.6 million outstanding shares of its common stock, which were valued at $253.5 million, in exchange for its contribution of the publishing business to Holdings. These shares were subsequently retired.

8.	Employee Benefit Plans and Postretirement Benefits:

Windstream maintains a non-contributory qualified defined benefit pension plan, which covers substantially all employees. Prior to establishing the pension plan pursuant to the spin off in 2006, the Company’s employees participated in a substantially equivalent plan maintained by Alltel. Future benefit accruals for all eligible nonbargaining employees covered by the pension plan ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). The Company also maintains supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. Additionally, the Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in, and the Company funds, the costs of these plans as benefits are paid.

Employees of the publishing business began participating in the pension plan on January 1, 2005. As a result of the split off of the publishing business future benefit accruals for publishing employees who had attained the age of 40 with two years of service as of December 31, 2005 ceased on November 30, 2007. However, Windstream will continue to credit service for the publishing employees towards the five-year vesting period (ending no later than December 31, 2010) under the pension plan as long as they continue to be employed by the acquiring business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

In conjunction with the acquisition of CTC on August 31, 2007, the Company assumed certain obligations related to a non-contributory qualified pension plan and postretirement benefit plan formerly sponsored by CTC. The CTC plans were merged into the Windstream pension and postretirement employee benefit plans effective December 31, 2007 and October 1, 2007, respectively. The CTC pension plan was fully funded, and as a result Windstream recognized additional net pension assets of $7.6 million, as of December 31, 2007, which are included in other assets in the accompanying consolidated balance sheet. In conjunction with the CTC postretirement benefit plan, Windstream recognized additional postretirement benefit obligations totaling $6.5 million as of December 31, 2007, which are included in other liabilities in the accompanying consolidated balance sheet.

The Company adopted the provisions of SFAS No. 158 as of December 31, 2006. SFAS No. 158 required the Company to recognize on the consolidated balance sheet the funded status of the Company’s pension and other postretirement plans by recognizing the actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income (loss). The effects of applying SFAS No. 158 within Windstream’s consolidated balanced sheet as of December 31, 2006 are summarized in Note 2.

In conjunction with establishing the plan and prior to adopting SFAS No. 158, the Company received from Alltel net prepaid pension assets totaling $191.6 million. The Company also assumed certain obligations totaling $33.5 million from a non-contributory qualified pension plan formerly sponsored by Valor. In total, approximately $850.0 million in assets were transferred into a master trust, which the Company created specifically to hold the assets of its employee pension plan. The Valor plan was merged into the Windstream plan effective December 31, 2006. After merging with the Valor plan and adopting the provisions of SFAS No. 158, Windstream recognized prepaid pension assets totaling $47.1 million as of December 31, 2006, which were included in other assets in the accompanying consolidated balance sheet.

Expenses recorded by the Company related to the pension plan amounted to $9.2 million in 2006 for the period ended July 17th prior to the spin off, and $15.1 million for the year ended December 31, 2005. These expenses are included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income. The following table reflects the components of pension expense for the period following the spin off in 2006 and 2007 (including provision for executive retirement agreements) and postretirement expense for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2007	2006	(a)	2007	2006	2005
Benefits earned during the year	$16.3	$8.2		$0.4	$0.2	$-
Interest cost on benefit obligation	53.7	26.9		15.1	7.3	9.6
Amortization of transition obligation	-	-		0.8	0.4	-
Recognition of net actuarial loss	24.1	14.3		6.1	3.3	5.3
Amortization of prior service cost	(0.2)	-		1.9	0.9	1.8
(Gain) loss from plan curtailments	-	(1.7)		0.1	0.4	-
Expected return on plan assets	(79.0)	(36.6)		-	-	-

Total net periodic benefit expense	$14.9	$11.1		$24.4	$12.5	$16.7

(a)	Amounts reflect pension expense for the period following the inception of the Windstream pension plan pursuant to the spin off from Alltel.

As a component of determining its annual pension cost, Windstream amortizes unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active employees, which is approximately 11 years and 13 years for the pension and postretirement benefit plans, respectively. The Company uses a December 31 measurement date for its employee benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

Actuarial assumptions used to calculate the pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006	2005
Discount rate	5.92%	6.33%	5.90%	6.28%	6.00%
Expected return on plan assets	8.50%	8.50%	-	-	-
Rate of compensation increase	3.50%	3.50%	-	-	-

A summary of plan assets, projected benefit obligation and funded status of the plans were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2007	2006 (a)	2007	2006
Fair value of plan assets at beginning of year	$937.8	$-	$-	$-
Transfers from qualified plans due to acquisition and spin off	50.0	886.8	-	-
Actual return on plan assets	79.8	85.3	-	-
Settlements	-	(8.4)	-	-
Employer contributions (b)	6.6	0.7	13.2	8.8
Participant contributions	-	-	5.3	2.4
Benefits paid (b)	(72.4)	(26.6)	(19.3)	(11.2)
Medicare Part D Reimbursement	-	-	0.8	-

Fair value of plan assets at end of year	1,001.8	937.8	-	-
Projected benefit obligation at beginning of year	901.7	-	262.4	171.7
Transfers from qualified plans due to acquisition and spin off	41.5	869.0	6.2	67.5
Interest cost on projected benefit obligation	53.7	26.9	15.1	7.3
Service costs	16.3	8.2	0.4	0.2
Participant contributions	-	-	5.3	2.4
Plan amendments	0.1	(2.4)	1.0	-
Plan curtailments	(0.1)	(5.0)	(0.1)	0.5
Settlements	-	(8.4)	-	-
Actuarial (gain) loss	(35.9)	40.0	(53.5)	24.0
Benefits paid (b)	(72.4)	(26.6)	(19.3)	(11.2)
Medicare Part D Reimbursement	-	-	0.8	-

Projected benefit obligation at end of year	904.9	901.7	218.3	262.4
Plan assets in excess of (less than) projected benefit obligation recognized in the consolidated balance sheets:
Prepaid benefit cost	$107.5	$47.1	$-	$-
Accrued benefit cost liability	(10.6)	(11.0)	(218.3)	(262.4)

Net amount recognized in the consolidated balance sheets	$96.9	$36.1	$(218.3)	$(262.4)
Amounts recognized in accumulated other comprehensive income (loss):
Transition obligation	$-	$-	$(4.0)	$(4.8)
Net actuarial loss	(45.8)	(105.8)	(29.7)	(88.4)
Prior service costs (credits)	1.7	1.9	(9.7)	(11.6)

Net amount recognized in accumulated other comprehensive income (loss)	$(44.1)	$(103.9)	$(43.4)	$(104.8)

(a)	Amounts reflect results following the inception of Windstream pension plan pursuant to the spin off from Alltel (other than transfers from Alltel).

(b)	Employer contributions and benefits paid in the above table include amounts contributed directly to or paid directly from both the retirement plans and from Company assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

The estimated net actuarial loss and prior service costs for the pension plan, including executive retirement agreements, that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2008 are $4.1 million and $(0.2) million, respectively. The estimated net actuarial loss for the postretirement benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2008 is $0.7 million. Amortization of the prior service costs and transition obligation from accumulated other comprehensive income (loss) into net periodic benefit cost for the postretirement benefit plan are $1.9 million and $0.8 million, respectively, in 2008.

The total accumulated benefit obligation for the pension plan was $868.6 million and $855.0 million at December 31, 2007 and 2006, respectively.

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.36%	5.92%	6.38%	5.90%
Expected return on plan assets	8.00%	8.50%	-	-
Rate of compensation increase	3.50%	3.50%	-	-

In developing the expected long-term rate of return assumption, Windstream evaluated historical investment performance and input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate of return on qualified pension plan assets is based on a targeted asset allocation of 50.0 percent to equities, with an expected long-term rate of return of 9.0 percent, 40.0 percent to fixed income securities, with an expected long-term rate of return of 6.0 percent, and 10.0 percent to alternative investments, with an expected long-term rate of return of 11.0 percent. The asset allocation at December 31, 2007 and 2006 for the Company’s pension plan by asset category were as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2008	2007	2006
Equity securities	45%-60%	73.0%	73.4%
Fixed income securities	31%-44%	23.6%	25.1%
Alternative investments	0%-17%	-	-
Money market and other short-term interest bearing securities	0%-3%	3.4%	1.5%
		100.0%	100.0%

None of the qualified pension plan assets are invested in Windstream common stock. The Company’s investment strategy is to maintain a diversified asset portfolio expected to provide long-term asset growth. Investments are generally restricted to marketable securities. Equity securities include stocks of both large and small capitalization domestic and international companies. Fixed income securities include securities issued by the U.S. Government and other governmental agencies, asset-backed securities and debt securities issued by domestic and international companies. Alternative investments include real estate and private equity investments. Investments in money market and other short-term interest bearing securities are maintained to provide liquidity for benefit payments with protection of principal being the primary objective. Given the cessation of future benefit accruals for all eligible nonbargaining employees covered by the pension plan as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005), in December 2007, the Company revised its asset allocation targets to lower overall risk resulting in a lower target allocation for equity securities and a higher target allocation for fixed income assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2007	2006
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate that the cost trend rate ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2014	2013

For the year ended December 31, 2007, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $1.3 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $1.1 million. As of December 31, 2007, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $18.3 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $15.7 million.

Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset future postretirement benefit payments are as follows as of December 31, 2007:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions for 2008	$ 0.7	$ 16.6
Expected benefit payments:
2008	$ 55.6	$ 17.4
2009	57.3	18.3
2010	59.0	19.0
2011	61.0	19.7
2012 – 2017	418.0	115.0
Expected Medicare prescription drug subsidies:
2008		$ 0.8
2009		0.9
2010		1.0
2011		1.1
2012 – 2017		9.1

The expected employer contribution for pension benefits consists of $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental retirement pension plans. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s pension plan. Expected benefit payments include amounts to be paid from the plans or directly from the Company’s assets, and exclude amounts that will be funded by participant contributions to the plans.

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) beginning in 2006, a prescription drug benefit is provided under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy is based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. The Company determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan are deemed actuarially equivalent to the benefits provided under Medicare Part D.

The Company sponsors an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans and by the Internal Revenue Service. Prior to January 1, 2006, the Company made annual contributions to the plan. Effective January 1, 2006, the plan was amended to provide for an employer matching contribution of up to 4 percent of a participant’s pretax contributions to the plan. The expense recorded by the Company related to these plans amounted to $13.3 million, $8.8 million and $1.3 million in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

Windstream also sponsored a non-contributory defined contribution plan in the form of profit sharing arrangements for eligible employees, except bargaining unit employees. On December 31, 2006, the Company terminated the profit sharing plan and merged the plan assets into its employee savings plan. Pursuant to the merger of these plans, the Company will no longer contribute to employee profit sharing accounts, and has increased its matching contribution to employee savings accounts from a maximum of 4 percent to a maximum of 6 percent of employee pretax contributions. Prior to the spin off from Alltel, Windstream employees participated in the Alltel-sponsored plan and the amount of profit sharing contributions to the plan was determined by Alltel’s Board of Directors. Following the spin off and merger, the amount of profit sharing contributions to the plan were determined annually by Windstream’s Board of Directors. No profit sharing expense was incurred by Windstream in 2007. Profit sharing expense amounted to $5.5 million and $4.4 million in 2006 and 2005, respectively. The expenses related to the profit sharing and 401(k) plans are included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income.

9.	Stock-Based Compensation Plans:

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of December 31, 2007, the balance available for grant was approximately 6.9 million shares. The cost of each restricted stock award is determined based on the fair market value of the shares on the date of grant, and is fully expensed over the vesting period.

During 2007, the Windstream Board of Directors approved grants of restricted stock to officers, executives, and non-employee directors and certain management employees totaling approximately 870,000 common shares with an aggregate fair value on the dates of grant of approximately $12.8 million. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan, and a one-time grant to a select group of executive management. Of the shares granted in 2007, approximately 500,000 shares vest ratably over a three-year service period, and approximately 330,000 shares contingently vest over a three-year period if performance-based operating targets are met each period. The operating target for the first vesting period was approved by the Board of Directors on February 6, 2007 and was met by the end of the year. The Board of Directors approved the operating target for the second vesting period on February 6, 2008. Management has determined that it is probable that the target will be met for fiscal year 2008. The target for the last measurement period will be established within 90 days of January 1, 2009. The remaining 40,000 shares granted to non-employee directors vest over a one-year service period.

During 2006, the Windstream Board of Directors approved three grants of restricted stock awards to officers and employees of the Company, which had aggregate fair values on the date of grant of $19.7 million, $11.1 million and $8.4 million, respectively. The first grant was a one-time grant made to all salaried, non-bargaining, former Alltel employees, and it vests three years from the date of grant. The second grant represents a standard annual grant made to officers and certain management employees as a key component of their annual incentive compensation plan. The third grant was made to any former Alltel employees who forfeited Alltel stock options upon the spin off. The second and third grants each vest in equal increments over a three-year period following the date of grant.

Each of these three grants of restricted stock in 2006 had only a service condition, as indicated by the vesting period, with the exception of the shares granted to the Chief Executive Officer (“CEO”). The shares granted to the CEO during 2006 vest in three equal tranches on each of August 1, 2007, 2008 and 2009, but only if certain operating targets are achieved for the periods from July 17, 2006 through December 31, 2006; January 1, 2007 through December 31, 2007; and January 1, 2008 through December 31, 2008, respectively. The targets for the first and second measurement periods were established by the compensation committee on August 2, 2006 and February 6, 2007, respectively and were each met by the end of their respective measurement periods. The target for the last measurement period was established February 6, 2008, and management has determined that it is probable that the target will be met in 2008. In addition, the Windstream Board of Directors approved a grant of restricted stock awards in 2006 to the six non-employee directors, which vested on August 2, 2007 and had an aggregate fair value on the date of grant of $0.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

9.	Stock-Based Compensation Plans, Continued:

The Company also assumed restricted stock awards that had been granted by Valor prior to the merger to employees that were retained by Windstream. Based on the closing stock price on July 17, 2006 of $11.50, these shares had an aggregate fair value of $2.1 million, and they vested either as employees were terminated due to elimination of positions or by January 1, 2008 for employees who remained with the Company.

Non-vested Windstream restricted stock activity for the years ended December 31, 2007 and 2006 was as follows:

	(Thousands)
	Number of Shares	Weighted Average Fair Value Per Share
Non-vested at July 17, 2006	-	$ -
Granted	3,156.3	12.60
Assumed from Valor acquisition	186.3	11.50
Vested	(42.6)	11.50
Forfeited	(56.8)	12.42
Non-vested at December 31, 2006	3,243.2	$ 12.55
Granted	870.8	14.73
Vested	(616.8)	12.60
Forfeited	(398.4)	13.04
Non-vested at December 31, 2007	3,098.8	$ 13.09

At December 31, 2007, unrecognized compensation expense totaled to $20.9 million and is expected to be recognized over the weighted average vesting period of 1.4 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statement of shareholders’ equity.

Under Alltel’s stock-based compensation plans, employees that were known to be wireline division employees (“the Company’s employees”) were granted approximately 293,700 stock options during 2005, with a weighted-average grant date fair value of $55.45 per share. The Company’s employees exercised 211,100 shares during 2005 with total intrinsic value of $10.1 million. During 2006, the Company’s employees were not granted additional stock options under Alltel’s compensation plan. Outstanding shares of stock options held by employees as of the spin off totaled 1,370,300 shares. Pursuant to the spin off, all employees of the Company terminated their employment with Alltel, and therefore forfeited any unvested stock options. All vested stock options were required to be exercised within ninety days of termination pursuant to the plan provisions or forfeited. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2006 was $13.9 million. Alltel received $127.8 million in cash from the exercise of stock options by employees of the Company during 2006.

In 2005, Alltel granted to certain senior management employees of the Company restricted stock awards, which had an aggregate fair value on the date of grant of $1.8 million. The cost of the restricted stock awards was determined based on the fair market value of the shares at the date of grant reduced by the $1.00 par value per share charged to the employee and was expensed ratably over the original vesting period. Pursuant to the spin off, Alltel amended its restricted stock plan such that any shares of restricted stock held by employees of the Company became fully vested at that time. As a result, the remaining 68,200 shares of Alltel restricted stock held by the Company’s employees vested on July 17, 2006. This resulted in the recognition by Windstream of the associated remaining unrecognized compensation expense of $1.6 million during the third quarter of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

10.	Merger, Integration and Restructuring Charges:

A summary of the merger, integration and restructuring charges recorded in 2007 was as follows:

(Millions)	Wireline	Product Distribution	Other Operations	Total
Merger and integration costs
Transaction costs associated with acquisition of CTC	$ 0.7	$ -	$ 0.1	$ 0.8
Transaction costs associated with split off of directory publishing	-	-	3.7	3.7
Signage and other rebranding costs	1.4	-	0.5	1.9
Computer system and conversion costs	2.5	-	0.4	2.9
Total merger and integration costs	4.6	-	4.7	9.3
Restructuring charges	4.5	0.1	-	4.6
Total merger, integration and restructuring charges	$ 9.1	$ 0.1	$ 4.7	$ 13.9

Costs triggered by strategic transactions, including transaction costs, rebranding costs and system conversion costs are unpredictable by nature and are not included in the determination of segment income. Restructuring charges, consisting primarily of severance and employee benefit costs, are triggered by the Company’s continued evaluation of its operating structure and identification of opportunities for increased operational efficiency and effectiveness. These costs should not necessarily be viewed as non-recurring, and are included in the determination of segment income. They are reviewed regularly by the Company’s decision makers and are included as a component of compensation targets.

Transaction costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of Valor and CTC and the disposition of the publishing business. Other merger and integration costs include signage and other costs to rebrand the Company’s offices and vehicles, and computer system and conversion costs. These costs are considered indirect or general and are expensed when incurred in accordance with SFAS No. 141 “Business Combinations”.

During 2007, the Company incurred transaction costs of $5.6 million to complete the acquisition of CTC, and incurred $3.7 million in transaction costs to complete the split off of its directory publishing business (See Note 3). Additionally in 2007, the Company incurred $4.6 million in restructuring costs from a workforce reduction plan and the announced realignment of its business operations and customer service functions intended to improve overall support to its customers. Of these charges, $12.2 million was paid in cash during the year. The remaining liability of $1.7 million will be funded through operating cash flows and paid during 2008.

A summary of the merger, integration and restructuring charges recorded in 2006 was as follows:

(Millions)	Wireline	Product Distribution	Other Operations	Total
Merger and integration costs
Transactions costs associated with the spin off and merger with Valor	$ 27.6	$ -	$ -	$ 27.6
Transaction costs associated with split off of directory publishing	-	-	11.2	11.2
Total merger and integration costs	27.6	-	11.2	38.8
Restructuring charges	10.5	0.1	-	10.6
Total merger, integration and restructuring charges	$ 38.1	$ 0.1	$ 11.2	$ 49.4

During 2006, the Company incurred costs of $38.8 million related to strategic transactions, of which $26.6 million was paid in cash during 2006. The remaining liability was funded through operating cash flows and paid during 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

10.	Merger, Integration and Restructuring Charges, Continued:

In the fourth quarter of 2006, the Company announced a realignment of its operational functions to better serve customers and operate more efficiently. In connection with these activities, the Company recorded a restructuring charge of $10.6 million, which resulted in the elimination of approximately 180 net employee positions during the first half of 2007. The related payments were made to affected employees during the first half of 2007 as positions were eliminated and were funded through operating cash flows.

A summary of the merger, integration and restructuring charges recorded by our wireline operations in 2005 was as follows:

(Millions)
Transactions costs associated with the spin off and merger with Valor	$ 31.2
Severance and employee benefit costs	4.5

Total merger, integration and restructuring charges	$ 35.7

In connection with the spin off from Alltel and merger with Valor, the Company incurred incremental transaction costs during the fourth quarter of 2005, which were paid through advances from Alltel. During 2005, the Company incurred $4.5 million in restructuring costs related to a workforce reduction in its wireline operations. As of December 31, 2005, Windstream had paid $4.5 million in severance and employee-related expenses, and all of the employee reductions had been completed.

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges at December 31:

(Millions)	2007	2006
Balance, beginning of period	$ 28.9	$ -
Merger, integration and restructuring charges, net of non-cash charges	13.9	48.6
Merger and integration costs included in goodwill	25.3	17.8
Cash outlays during the period	(53.4)	(37.5)
Balance, end of period	$ 14.7	$ 28.9

As of December 31, 2007, the remaining liability of $14.7 million for accrued merger, integration and restructuring charges consisted of $10.5 million of costs associated with the acquisition of CTC, Valor lease termination costs of $3.4 million, $0.3 million of costs associated with the split off of directory publishing, and $0.5 million of employee-related benefit costs. The CTC transaction costs primarily consist of severance and related employee costs and will be paid as the remaining CTC employees are terminated following the billing conversion in the first quarter of 2008. Valor lease payments will be made over the remaining term of the lease. Each of these payments will be funded through operating cash flows.

Merger, integration and restructuring charges decreased net income $8.8 million, $36.0 million and $34.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, giving consideration to tax benefits on deductible items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

11.	Comprehensive Income (Loss):

Comprehensive income (loss) was as follows for the years ended December 31:

(Millions)	2007	2006	2005
Net Income	$917.1	$545.3	$374.3

Other comprehensive income (loss):
Change in net actuarial loss for employee benefit plans	88.5	-	-
Amortization of transition obligation	0.8	-	-
Recognition of net actuarial loss	30.2	-	-
Amortization of prior service cost	1.7	-	-
Income tax expense	(47.8)	-	-

	73.4	-	-

Unrealized holding losses on interest rate swaps	(40.8)	(39.0)	-
Income tax benefit	15.2	15.4	-

	(25.6)	(23.6)	-

Foreign currency translation adjustment	-	(0.5)	-

Other comprehensive income (loss) before tax:	80.4	(39.5)	-
Income tax benefit (expense)	(32.6)	15.4	-

Other comprehensive income (loss):	47.8	(24.1)	-

Comprehensive Income	$964.9	$521.2	$374.3

12.	Income Taxes:

Income tax expense was as follows for the years ended December 31:

(Millions)	2007	2006	2005
Current:
Federal	$198.5	$172.7	$215.5
State and other	23.8	10.4	55.9

	222.3	183.1	271.4

Deferred:
Federal	46.7	63.0	11.5
State and other	(17.0)	30.2	(15.0)

	29.7	93.2	(3.5)

Income tax expense	$252.0	$276.3	$267.9

Deferred income tax expense for all three years primarily resulted from temporary differences between depreciation expense for income tax purposes and depreciation expense recorded in the consolidated financial statements. Deferred income tax expense for all periods also included the effects of amortizing indefinite-lived intangible assets for income tax purposes. Indefinite-lived intangible assets are not amortized for financial statement purposes in accordance with SFAS No. 142.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

12.	Income Taxes, Continued:

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2007	2006	2005
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease):
State income taxes, net of federal benefit	1.5	3.7	4.1
Adjustment of deferred taxes for legal entity restructuring	(1.1)	-	-
Reversal of income tax contingency reserves	-	(0.5)	-
Nontaxable gain on sale of publishing business	(13.5)	-	-
Costs associated with spin off of Company	-	0.7	1.7
Other items, net	(0.3)	(0.6)	0.5

Effective income tax rates	21.6%	38.3%	41.3%

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2007	2006
Property, plant and equipment	$710.4	$728.9
Goodwill and other intangible assets	544.0	500.5
Operating loss carryforward	(107.9)	(107.1)
Postretirement and other employee benefits	30.3	(80.8)
Unrealized holding loss on interest swaps	(30.3)	(15.1)
Deferred compensation	(11.5)	(11.8)
Deferred debt costs	(9.9)	(9.0)
Other, net	(31.6)	(25.4)

	$1,093.5	$980.2
Valuation allowance	12.6	10.6

Deferred income taxes, net	$1,106.1	$990.8
Deferred tax assets	$279.0	$294.4
Deferred tax liabilities	1,385.1	1,285.2

Deferred income taxes, net	$1,106.1	$990.8

At December 31, 2007 and 2006, the Company had federal net operating loss carryforwards of approximately $248.1 million and $288.0 million, respectively, which expire annually in varying amounts through 2025. These loss carryforwards were acquired in conjunction with the Company’s merger with Valor. The decrease in 2007 represents the amount utilized for the year. At December 31 2007 and 2006, the Company had state net operating loss carryforwards of approximately $347.0 million and $91.0 million, respectively, which expire annually in varying amounts through 2026. These loss carryforwards were initially acquired in conjunction with the Company’s merger with Valor. The 2007 increase is primarily driven by loss carryforwards acquired in conjunction with the Company’s acquisition of CTC and losses generated by the Company in the state of Arkansas. The Company is limited in its ability to use these federal and state loss carryforwards on an annual basis due to the ownership change caused by the merger with Valor and expected future taxable income. As a result, a portion of these loss carryforwards will not be utilized before they expire. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2007 and 2006, the Company recorded a valuation allowance of $12.6 million and $10.6 million, respectively, related to federal and state loss carryforwards, which are expected to expire and not be utilized. The 2007 increase is primarily driven by the valuation allowance acquired in conjunction with the Company’s acquisition of CTC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

13.	Commitments and Contingencies:

Lease Commitments – Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for network facilities, real estate, office space, and office equipment were as follows as of December 31, 2007:

Year	(Millions)
2008	$ 19.5
2009	16.2
2010	12.7
2011	8.6
2012	3.0
Thereafter	1.0
Total	$ 61.0

Rental expense totaled $19.0 million in 2007, $18.7 million in 2006 and $7.3 million in 2005.

Litigation – During 2007, the staff of a state Public Utility Commission (“PUC Staff”) notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued a Notice of Violation and recommended that the Company be assessed a fine in the amount of $5.2 million in addition to the initial refund request for failure to refund the requested amount. Based on existing regulations that govern the universal service support amounts for acquired properties and the PUC order approving the Valor acquisition of the Verizon (GTE) properties, the Company believes its universal service receipts in question are in compliance with all applicable regulatory requirements, that it has not been over-compensated and that no refund or penalty is owed. The Company plans to defend its position in hopes of eliminating or reducing the assessment but at this time cannot predict the outcome of the proceeding or the timing of the potential amount to be paid. A liability of $7.3 million was established during the third quarter of 2007 through a reduction of service revenues to reserve for this matter.

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

The Company disaggregates its business operations based upon differences in products and services. The Company’s wireline segment consists of Windstream’s retail and wholesale telecommunications services, including local telephone, high-speed Internet, long distance, and other services in 16 states. The Company does not have separate segment managers overseeing its retail and wholesale telecommunications services. Therefore, in assessing operating performance and allocating resources, the chief operating decision maker’s focus is at a level that consolidates the results of all services. In addition, incentive-based compensation for the wireline segment managers is directly tied to the combined operating results of the Company’s total wireline operations. Accordingly, the Company manages its wireline-based services as a single operating segment. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure and equipment to both affiliated and non-affiliated businesses.

Other operations consists of the Company’s wireless, directory publishing, and telecommunications information services businesses. Following the acquisition of CTC in the third quarter of 2007, the Company began selling wireless services and products, including service packages, long distance, features, and handsets and accessories through six company-owned retail outlets and 10 indirect retail outlets in North Carolina. In 2001, CTC entered into a Joint Operating Agreement (“JOA”) with Cingular and paid approximately $23.0 million to Cingular to partition its area of the Cingular digital network.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

14.	Business Segments, Continued:

Under the JOA, the Company purchases pre-defined services such as switching from Cingular, which now operates as AT&T Mobility (“AT&T”), and its products and services are co-branded with AT&T. The Company remains subject to certain conditions including technology, branding, and service offering requirements, but it does have the ability to customize pricing plans. Additionally, the JOA with AT&T allows the Company to benefit from their nationally recognized brand and nationwide network, provides access to favorable purchasing discounts for cell site electronics, handsets and equipment, and enables the Company to participate in shared market advertising. The JOA may at times require the Company to implement technical changes in its network in order to make the network consistent with AT&T’s technical standards. On November 30, 2007, Windstream completed the split off of its directory publishing business (See Note 3). Prior to the split off, the Company’s publishing subsidiary coordinated advertising, sales, printing, and distribution for 356 telephone directory contracts in 34 states. Immediately after the consummation of the spin off and merger with Valor in July 2006, the telecommunications information services operations no longer earned revenues or incurred expenses for providing data processing and outsourcing services as Valor was its sole external customer.

The Company accounts for affiliated sales at current market prices, tariff rates, or negotiated prices. The evaluation of segment performance is based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of strategic transaction costs as discussed in Note 10. In addition, non-operating items such as other income, net, gain on sale of assets, loss on extinguishment of debt, intercompany interest income, interest expense and income taxes have not been allocated to the segments.

(Millions)	For the year ended December 31, 2007
	Wireline	Product Distribution	Other Operations	Total Segments
Revenues and sales from unaffiliated customers	$3,019.4	$118.0	$123.4	$3,260.8
Affiliated revenues and sales	93.1	221.9	14.5	329.5

Total revenues and sales	3,112.5	339.9	137.9	3,590.3

Operating expenses	1,448.6	340.4	128.8	1,917.8
Depreciation and amortization	505.2	0.8	1.5	507.5
Restructuring charges	4.5	0.1	-	4.6

Total costs and expenses	1,958.3	341.3	130.3	2,429.9

Segment income	$1,154.2	$(1.4)	$7.6	$1,160.4
Assets	$8,066.9	$35.7	$108.1	$8,210.7
Capital expenditures	$365.4	$0.1	$0.2	$365.7

(Millions)	For the year ended December 31, 2006
	Wireline	Product Distribution	Other Operations	Total Segments
Revenues and sales from unaffiliated customers	$2,635.3	$141.0	$150.8	$2,927.1
Affiliated revenues and sales	123.3	193.9	11.5	328.7

Total revenues and sales	2,758.6	334.9	162.3	3,255.8

Operating expenses	1,381.8	328.7	147.5	1,858.0
Depreciation and amortization	446.0	1.4	2.2	449.6
Restructuring charges	10.5	0.1	-	10.6

Total costs and expenses	1,838.3	330.2	149.7	2,318.2

Segment income	$920.3	$4.7	$12.6	$937.6
Assets	$7,897.1	$53.8	$79.8	$8,030.7
Capital expenditures	$373.6	$0.2	$-	$373.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

14.	Business Segments, Continued:

(Millions)	For the year ended December 31, 2005
	Wireline	Product Distribution	Other Operations	Total Segments
Revenues and sales from unaffiliated customers	$2,408.0	$130.9	$161.8	$2,700.7
Affiliated revenues and sales	143.8	177.0	10.1	330.9

Total revenues and sales	2,551.8	307.9	171.9	3,031.6

Operating expenses	1,427.9	301.6	158.4	1,887.9
Depreciation and amortization	470.2	1.9	2.1	474.2
Restructuring charges	4.5	-	-	4.5

Total costs and expenses	1,902.6	303.5	160.5	2,366.6

Segment income	$649.2	$4.4	$11.4	$665.0
Assets	$4,799.2	$51.6	$85.0	$4,935.8
Capital expenditures	$351.9	$0.2	$0.8	$352.9

A reconciliation of the total business segments to the applicable amounts in the Company’s consolidated financial statements was as follows for the years ended December 31:

(Millions)	2007	2006	2005
Revenues and sales:
Total business segments	$ 3,590.3	$ 3,255.8	$ 3,031.6
Less: affiliated eliminations (1)	(329.5)	(222.5)	(108.1)

Total revenues and sales	$ 3,260.8	$ 3,033.3	$ 2,923.5
Income before income taxes:
Total business segment income	$ 1,160.4	$ 937.6	$ 665.0
Merger and integration costs	(9.3)	(38.8)	(31.2)
Other income, net	11.1	8.7	11.6
Gain on sale of publishing business	451.3	-	-
Loss on extinguishment of debt	-	(7.9)	-
Intercompany interest income	-	31.9	23.3
Interest expense	(444.4)	(209.6)	(19.1)

Total income before income taxes	$ 1,169.1	$ 721.9	$ 649.6

Notes:

(1)	See “Transactions with Certain Affiliates” in Note 2 for a discussion of affiliated revenues and sales not eliminated in preparing the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

14.	Business Segments, Continued:

Supplemental information pertaining to the other operations segment was as follows as of and for the years ended December 31:

(Millions)	2007	2006	2005
Revenues and sales from unaffiliated customers:
Wireless	$ 12.1	$ -	$ -
Directory publishing	111.3	142.0	144.6
Telecommunications information services	-	8.8	17.2

Total	$ 123.4	$ 150.8	$ 161.8
Affiliated revenues and sales:
Wireless	$ 2.8	$ -	$ -
Directory publishing	11.7	11.5	10.1
Telecommunications information services	-	-	-

Total	$ 14.5	$ 11.5	$ 10.1
Total revenues and sales:
Wireless	$ 14.9	$ -	$ -
Directory publishing	123.0	153.5	154.7
Telecommunications information services	-	8.8	17.2

Total revenues and sales	$ 137.9	$ 162.3	$ 171.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

15.	Supplemental Guarantor Information:

In connection with the issuance of the 2013 Notes, the 2016 Notes and the 2019 Notes (“the guaranteed notes”), certain of the Company’s wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor, provide guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. In conjunction with the merger with Valor, Windstream assumed $400.0 million principal value of unsecured notes (the “Valor Notes”) guaranteed by all of Valor’s operating subsidiaries. The terms of those notes were amended to reflect the non-Valor Guarantors as guarantors of the Valor Notes. On March 1, 2007, the Company de-registered the Valor Notes. Following the acquisition of CTC, the guaranteed notes were amended to include certain subsidiaries of CTC as guarantors.

The following information presents condensed consolidated and combined statements of income for the years ended December 31, 2007, 2006 and 2005, condensed consolidated balance sheets as of December 31, 2007 and 2006, and condensed consolidated and combined statements of cash flows for the years ended December 31, 2007, 2006 and 2005 of the parent company, the Guarantors, and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$ -	$ 765.3	$ 2,252.6	$ (58.5)	$ 2,959.4
Product sales	-	426.6	52.0	(177.2)	301.4

Total revenues and sales	-	1,191.9	2,304.6	(235.7)	3,260.8
Costs and expenses:
Cost of services	-	227.2	770.4	(5.6)	992.0
Cost of products sold	-	367.9	46.4	(230.1)	184.2
Selling, general, administrative and other	-	122.5	289.6	-	412.1
Depreciation and amortization	-	169.6	337.9	-	507.5
Merger, integration and restructuring charges	-	5.0	8.9	-	13.9

Total costs and expenses	-	892.2	1,453.2	(235.7)	2,109.7

Operating income	-	299.7	851.4	-	1,151.1
Earnings from consolidated subsidiaries	1,218.4	110.8	1.0	(1,330.2)	-
Other income, net	9.9	(0.2)	1.4	-	11.1
Gain on sale of publishing business	-	86.3	365.0	-	451.3
Intercompany interest income (expense)	(56.1)	(34.5)	90.6	-	-
Interest expense	(436.5)	(6.0)	(1.9)	-	(444.4)

Income before income taxes	735.7	456.1	1,307.5	(1,330.2)	1,169.1
Income taxes (benefit)	(181.4)	87.4	346.0	-	252.0

Net income	$ 917.1	$ 368.7	$ 961.5	$ (1,330.2)	$ 917.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2006
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$ -	$ 521.3	$ 2,157.3	$ (45.0)	$ 2,633.6
Product sales	-	478.9	40.4	(119.6)	399.7

Total revenues and sales	-	1,000.2	2,197.7	(164.6)	3,033.3
Costs and expenses:
Cost of services	-	157.7	704.5	(3.8)	858.4
Cost of products sold	-	410.7	33.2	(162.1)	281.8
Selling, general, administrative and other	0.5	102.4	261.5	1.3	365.7
Depreciation and amortization	-	116.6	333.0	-	449.6
Royalty expense to Alltel	-	18.3	111.3	-	129.6
Merger, integration and restructuring charges	-	27.9	21.5	-	49.4

Total costs and expenses	0.5	833.6	1,465.0	(164.6)	2,134.5
Operating income	(0.5)	166.6	732.7	-	898.8
Earnings from consolidated subsidiaries	588.8	9.3	(6.4)	(591.7)	-
Other income, net	7.5	0.8	0.4	-	8.7
Loss on extinguishment of debt	-	(3.0)	(4.9)	-	(7.9)
Intercompany interest income (expense)	(44.2)	10.1	66.0	-	31.9
Interest expense	(196.0)	(7.3)	(6.3)	-	(209.6)

Income before income taxes and extraordinary item	355.6	176.5	781.5	(591.7)	721.9
Income taxes (benefit)	(90.0)	59.2	307.1	-	276.3

Income before extraordinary item	445.6	117.3	474.4	(591.7)	445.6
Extraordinary item, net of income taxes	99.7	28.3	71.4	(99.7)	99.7

Net income	$ 545.3	$ 145.6	$ 545.8	$ (691.4)	$ 545.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

15.	Supplemental Guarantor Information, Continued:

	Condensed Combined Consolidated Statement of Income For the Year Ended December 31, 2005
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$ -	$ 318.7	$ 2,164.4	$ (19.5)	$ 2,463.6
Product sales	-	464.6	40.4	(45.1)	459.9

Total revenues and sales	-	783.3	2,204.8	(64.6)	2,923.5
Costs and expenses:
Cost of services	-	99.0	700.7	(3.6)	796.1
Cost of products sold	-	406.0	29.8	(61.0)	374.8
Selling, general, administrative and other	-	74.8	265.3	-	340.1
Depreciation and amortization	-	69.0	405.2	-	474.2
Royalty expense to Alltel	-	37.3	231.5	-	268.8
Merger, integration and restructuring charges	-	0.3	35.4	-	35.7

Total costs and expenses	-	686.4	1,667.9	(64.6)	2,289.7
Operating income		96.9	536.9	-	633.8
Earnings from consolidated subsidiaries	-	71.7	-	(71.7)	-
Other income, net	-	3.9	7.7	-	11.6
Intercompany interest income (expense)	-	(1.9)	25.2	-	23.3
Interest expense	-	(7.9)	(11.2)	-	(19.1)

Income before income taxes and cumulative effect of accounting change	-	162.7	558.6	(71.7)	649.6
Income taxes (benefit)	-	38.4	229.5	-	267.9

Income before cumulative effect of accounting change	-	124.3	329.1	(71.7)	381.7
Cumulative effect of accounting change, net of income tax benefit	-	-	(7.4)	-	(7.4)

Net income	$ -	$ 124.3	$ 321.7	$ (71.7)	$ 374.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

15.	Supplemental Guarantor Information, Continued:

(Millions)	Condensed Consolidated Balance Sheet As of December 31, 2007
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and short-term investments	$ 47.2	$ 1.2	$ 23.6	$ -	$ 72.0
Accounts receivable (less allowance for doubtful accounts of $13.3)	0.2	94.5	232.4	-	327.1
Inventories	-	17.6	12.5	-	30.1
Prepaid expenses and other	3.9	7.1	31.0	-	42.0
Acquired assets held for sale	-	26.6	-	-	26.6

Total current assets	51.3	147.0	299.5	-	497.8
Investments in consolidated subsidiaries	7,436.6	482.5	34.9	(7,954.0)	-
Goodwill and other intangibles	0.1	1,897.4	1,577.4	-	3,474.9
Net property, plant and equipment	7.6	1,151.3	2,883.4	-	4,042.3
Other assets	36.2	9.1	150.4	-	195.7
Total Assets	$ 7,531.8	$ 3,687.3	$ 4,945.6	$ (7,954.0)	$ 8,210.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$ 14.0	$ 0.3	$ 10.0	$ -	$ 24.3
Accounts payable	13.0	34.2	114.7	-	161.9
Affiliates payable, net	1,339.3	593.4	(1,932.7)	-	-
Advance payments and customer deposits	-	17.2	74.2	-	91.4
Accrued dividends	113.6	-	-	-	113.6
Accrued taxes	(33.8)	7.9	78.5	-	52.6
Accrued interest	136.6	1.7	1.3	-	139.6
Other current liabilities	14.5	11.3	31.9	-	57.7
Total current liabilities	1,597.2	666.0	(1,622.1)	-	641.1
Long-term debt	5,181.6	99.9	49.7	-	5,331.2
Deferred income taxes, net	(66.5)	486.7	685.9	-	1,106.1
Other liabilities	119.7	15.8	297.0	-	432.5
Total liabilities	6,832.0	1,268.4	(589.5)	-	7,510.9
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	-	-	60.6	(60.6)	-
Additional paid-in capital	286.8	1,777.1	2,646.3	(4,423.4)	286.8
Accumulated other comprehensive income (loss)	(103.0)	-	(53.7)	53.7	(103.0)
Retained earnings	516.0	641.8	2,881.9	(3,523.7)	516.0

Total shareholders’ equity	699.8	2,418.9	5,535.1	(7,954.0)	699.8
Total Liabilities and Shareholders’ Equity	$ 7,531.8	$ 3,687.3	$ 4,945.6	$ (7,954.0)	$ 8,210.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

15.	Supplemental Guarantor Information, Continued:

(Millions)	Condensed Consolidated Balance Sheet As of December 31, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and short-term investments	$362.4	$0.6	$23.8	$-	$386.8
Accounts receivable (less allowance for doubtful accounts of $10.4)	0.9	110.0	226.3	-	337.2
Inventories	-	28.7	14.8	-	43.5
Prepaid expenses and other	10.0	3.1	16.1	-	29.2
Directory publishing assets held for sale	-	80.0	-	-	80.0

Total current assets	373.3	222.4	281.0	-	876.7
Investments in consolidated subsidiaries	5,779.4	57.9	5.6	(5,842.9)	-
Goodwill and other intangibles	-	1,560.6	1,504.8	-	3,065.4
Net property, plant and equipment	7.6	1,201.3	2,730.9	-	3,939.8
Other assets	43.8	11.3	93.7	-	148.8
Total Assets	$6,204.1	$3,053.5	$4,616.0	$(5,842.9)	$8,030.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$22.0	$0.2	$10.0	$-	$32.2
Accounts payable	10.6	35.9	123.0	-	169.5
Affiliates payable, net	167.9	1,025.6	(1,193.5)	-	-
Advance payments and customer deposits	-	14.5	68.3	-	82.8
Accrued dividends	119.2	-	-	-	119.2
Accrued taxes	(84.3)	56.6	59.6	-	31.9
Accrued interest	145.8	1.7	0.7	-	148.2
Other current liabilities	13.6	16.3	38.5	-	68.4
Liabilities related to publishing assets held for sale	-	32.4	-	-	32.4

Total current liabilities	394.8	1,183.2	(893.4)	-	684.6
Long-term debt	5,296.5	100.1	59.6	-	5,456.2
Deferred income taxes, net	(20.2)	388.8	622.2	-	990.8
Other liabilities	63.2	37.3	328.8	-	429.3
Total liabilities	5,734.3	1,709.4	117.2	-	7,560.9
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	-	(0.4)	25.9	(25.5)	-
Additional paid-in capital	550.5	1,153.0	2,626.6	(3,779.6)	550.5
Accumulated other comprehensive income (loss)	(150.8)	-	(127.2)	127.2	(150.8)
Retained earnings	70.1	191.5	1,973.5	(2,165.0)	70.1

Total shareholders’ equity	469.8	1,344.1	4,498.8	(5,842.9)	469.8
Total Liabilities and Shareholders’ Equity	$6,204.1	$3,053.5	$4,616.0	$(5,842.9)	$8,030.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

15.	Supplemental Guarantor Information, Continued:

(Millions)	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2007
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$917.1	$368.7	$961.5	$(1,330.2)	$917.1
Adjustments to reconcile net income to net cash provided from operations:
Gain on sale of publishing business	-	(86.3)	(365.0)	-	(451.3)
Depreciation and amortization	-	169.6	337.9	-	507.5
Provision for doubtful accounts	-	6.5	22.0	-	28.5
Equity in earnings (losses) from subsidiaries	(1,218.4)	(110.8)	(1.0)	1,330.2	-
Stock-based compensation expense	0.4	1.3	14.2	-	15.9
Pension and postretirement benefits expense	0.2	7.0	32.1	-	39.3
Deferred taxes	(20.7)	30.9	2.8	-	13.0
Other, net	14.7	0.1	0.8	-	15.6
Changes in operating assets and liabilities, net:	661.4	(249.7)	(463.6)	-	(51.9)

Net cash provided from operations	354.7	137.3	541.7	-	1,033.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(84.0)	(281.7)	-	(365.7)
Acquisition of CT Communications, net of cash acquired	(546.8)	-	-	-	(546.8)
Disposition of publishing business	40.0	-	-	-	40.0
Other, net	(0.1)	2.8	2.7	-	5.4

Net cash used in investing activities	(506.9)	(81.2)	(279.0)	-	(867.1)
Cash Flows from Financing Activities:
Dividends paid on common shares	(476.8)	-	-	-	(476.8)
Dividends received from (paid to) subsidiaries	307.4	(55.3)	(252.1)	-	-
Repayment of debt	(801.0)	-	(10.0)	-	(811.0)
Debt issued, net of issuance costs	849.1	(0.2)	-	-	848.9
Stock repurchase	(40.1)	-	-	-	(40.1)
Other, net	(1.6)	-	(0.8)	-	(2.4)

Net cash used in financing activities	(163.0)	(55.5)	(262.9)	-	(481.4)
Increase (decrease) in cash and short-term investments	(315.2)	0.6	(0.2)	-	(314.8)
Cash and Short-term Investments:
Beginning of the year	362.4	0.6	23.8	-	386.8

End of the year	$47.2	$1.2	$23.6	$-	$72.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

15.	Supplemental Guarantor Information, Continued:

(Millions)	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$545.3	$145.6	$545.8	$(691.4)	$545.3
Adjustments to reconcile net income to net cash provided from operations:
Extraordinary item, net of income taxes	-	(36.3)	(63.4)	-	(99.7)
Depreciation and amortization	-	116.6	333.0	-	449.6
Provision for doubtful accounts	-	8.5	9.9	-	18.4
Equity in earnings (losses) from subsidiary	(688.5)	(9.4)	6.5	691.4	-
Stock-based compensation expense	-	0.3	1.6	-	1.9
Pension and postretirement benefits expense	-	4.4	28.4	-	32.8
Deferred taxes	14.5	5.5	10.2	-	30.2
Other, net	1.5	0.6	4.7	-	6.8
Changes in operating assets and liabilities, net:	(837.4)	809.9	187.9	-	160.4

Net cash provided from (used in) operations	(964.6)	1,045.7	1,064.6	-	1,145.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(32.0)	(341.8)	-	(373.8)
Cash acquired from Valor	69.0	-	-	-	69.0
Other, net	0.4	(23.0)	28.4	-	5.8

Net cash provided from (used in) investing activities	69.4	(55.0)	(313.4)	-	(299.0)
Cash Flows from Financing Activities:
Dividends paid on common shares	(97.3)	(4.9)	-	-	(102.2)
Dividends paid to Alltel pursuant to spin off	(2,275.1)	-	-	-	(2,275.1)
Dividends paid to Alltel prior to spin off	-	-	(99.0)	-	(99.0)
Dividends received from (paid to) subsidiaries	443.3	(150.2)	(293.1)	-	-
Repayment of debt	-	(795.6)	(75.8)	-	(871.4)
Debt issued, net of issuance costs	3,156.1	-	-	-	3,156.1
Changes in advances to Alltel prior to spin off	-	(46.5)	(264.3)	-	(310.8)
Other, net	30.6	-	-	-	30.6

Net cash provided from (used in) financing activities	1,257.6	(997.2)	(732.2)	-	(471.8)

Increase (decrease) in cash and short-term investments	362.4	(6.5)	19.0	-	374.9

Cash and Short-term Investments:
Beginning of the year	-	7.1	4.8	-	11.9

End of the year	$362.4	$0.6	$23.8	$-	$386.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

15.	Supplemental Guarantor Information, Continued:

(Millions)	Condensed Combined Statement of Cash Flows For the Year Ended December 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$-	$124.3	$321.7	$(71.7)	$374.3
Adjustments to reconcile net income to net cash provided from operations:
Cumulative effect of accounting change, net of income tax benefit	-	-	7.4	-	7.4
Depreciation and amortization	-	69.0	405.2	-	474.2
Provision for doubtful accounts	-	8.9	20.3	-	29.2
Pension and postretirement benefits expense	-	4.8	27.0	-	31.8
Deferred taxes	-	(5.2)	8.3	-	3.1
Other, net	-	1.7	0.1	-	1.8
Changes in operating assets and liabilities, net:	-	1.9	62.7	-	64.6

Net cash provided from operations	-	205.4	852.7	(71.7)	986.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(44.3)	(312.6)	-	(356.9)
Other, net	-	10.9	(7.6)	-	3.3

Net cash used in investing activities	-	(33.4)	(320.2)	-	(353.6)
Cash Flows from Financing Activities:
Dividends paid to Alltel prior to spin off	-	(62.8)	(181.1)	10.3	(233.6)
Repayment of debt	-	(0.2)	(21.9)	—	(22.1)
Changes in advances to Alltel prior to spin off	-	(108.0)	(331.9)	61.4	(378.5)

Net cash used in financing activities	-	(171.0)	(534.9)	71.7	(634.2)

Increase (decrease) in cash and short-term investments	-	1.0	(2.4)	—	(1.4)

Cash and Short-term Investments:
Beginning of the year	-	6.1	7.2	—	13.3

End of the year	$-	$7.1	$4.8	$—	$11.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____

16.	Quarterly Financial Information - (Unaudited):

	For the year ended December 31, 2007
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$3,260.8	$827.8	$822.6	$826.7	$783.7
Operating income	$1,151.1	$300.1	$288.6	$292.8	$269.6
Net income	$917.1	$583.6	$117.7	$115.9	$99.9
Basic earnings per share:
Net income	$1.94	$1.25	$.25	$.24	$.21
Diluted earnings per share:
Net income	$1.94	$1.25	$.25	$.24	$.21

	For the year ended December 31, 2006
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$3,033.3	$827.6	$771.4	$731.3	$703.0
Operating income	$898.8	$285.6	$254.1	$185.2	$173.9
Income before extraordinary item	$445.6	$117.7	$96.4	$118.7	$112.8
Extraordinary item, net of tax	$99.7	$-	$99.7	$-	$-

Net income	$545.3	$117.7	$196.1	$118.7	$112.8
Basic earnings per share:
Income before extraordinary item	$1.02	$.25	$.21	$.29	$.28
Extraordinary item	.23	-	.22	-	-
Net income	$1.25	$.25	$.43	$.29	$.28
Diluted earnings per share:
Income before extraordinary item	$1.02	$.25	$.21	$.29	$.28
Extraordinary item	.23	-	.22	___	-
Net income	$1.25	$.25	$.43	$.29	$.28

Notes to Quarterly Financial Information:

Significant events affecting Windstream’s historical operating trends in the quarterly periods are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition for the interim periods 2006 through 2007.

On November 30, 2007, Windstream completed the split off of its directory publishing business in a tax-free transaction (See Note 3). As a result of completing this transaction, Windstream recorded a gain on the sale of its publishing business of $451.3 million in the fourth quarter of 2007.

During the third quarter of 2006, the Company discontinued of the application of SFAS No. 71 which resulted in an extraordinary gain of $99.7 million, net of $74.5 million in income taxes (See Note 2). The Company also incurred $7.9 million in debt pre-payment penalties resulting from the early retirement of subsidiary debt pursuant to the new Windstream debt structure, which is reflected in income before extraordinary item (See Note 5).