Form 10-Q
period 2008-03-31
WINDSTREAM CORP
filed 2008-05-09
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  YES    ☑  NO

Number of common shares outstanding as of April 30, 2008: 447,281,632

The Exhibit Index is located on page 47.

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2008	2007
Revenues and sales:
Service revenues	$771.5	$717.3
Product sales	40.2	66.4

Total revenues and sales	811.7	783.7
Costs and expenses:
Cost of services (excluding depreciation of $96.8 and $99.9, respectively, included below)	253.6	235.3
Cost of products sold	35.1	44.5
Selling, general, administrative and other	99.3	104.4
Depreciation and amortization	122.8	125.1
Restructuring charges	0.6	3.2
Merger and integration costs	1.6	1.6

Total costs and expenses	513.0	514.1
Operating income	298.7	269.6

Other income, net	5.6	5.2
Interest expense	(105.0)	(114.7)

Income before income taxes	199.3	160.1
Income taxes	75.6	60.2

Net income	$123.7	$99.9
Earnings per share
Basic	$.28	$.21
Diluted	$.27	$.21

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Millions) Assets	(Unaudited) March 31, 2008	December 31, 2007
Current Assets:
Cash and short-term investments	$53.5	$72.0
Accounts receivable (less allowance for doubtful accounts of $13.7 and $13.3, respectively)	329.4	327.1
Inventories	30.8	30.1
Deferred income taxes	32.0	32.0
Prepaid expenses and other	43.0	40.5
Acquired assets held for sale	10.0	26.6

Total current assets	498.7	528.3

Goodwill	2,276.4	2,276.4
Other intangibles	1,184.6	1,198.5
Net property, plant and equipment	3,986.5	4,042.3
Other assets	196.7	195.7
Total Assets	$8,142.9	$8,241.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$24.3	$24.3
Accounts payable	163.1	161.9
Advance payments and customer deposits	97.0	91.4
Accrued dividends	111.8	113.6
Accrued taxes	84.6	52.6
Accrued interest	70.7	139.6
Other current liabilities	63.6	75.4

Total current liabilities	615.1	658.8
Long-term debt	5,342.9	5,331.2
Deferred income taxes	1,131.0	1,136.6
Other liabilities	458.9	414.8
Total liabilities	7,547.9	7,541.4
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 447.3 and 454.5 shares issued and outstanding, respectively	—	—
Additional paid-in capital	190.2	286.8
Accumulated other comprehensive loss	(123.1)	(103.0)
Retained earnings	527.9	516.0

Total shareholders’ equity	595.0	699.8
Total Liabilities and Shareholders’ Equity	$8,142.9	$8,241.2

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2008	2007
Cash Provided from Operations:
Net income	$123.7	$99.9
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	122.8	125.1
Provision for doubtful accounts	8.9	3.7
Stock-based compensation expense	4.6	3.8
Pension and postretirement benefits expense	3.7	8.9
Deferred taxes	15.6	(5.7)
Other, net	(2.4)	7.2
Changes in operating assets and liabilities, net:
Accounts receivable	(3.3)	16.8
Accrued interest	(68.9)	(83.9)
Accrued taxes	32.0	38.6
Other current liabilities	(15.4)	(15.0)
Other, net	(6.2)	15.9

Net cash provided from operations	215.1	215.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(55.8)	(80.0)
Disposition of acquired assets held for sale	16.4	—
Other, net	9.2	(4.4)

Net cash used in investing activities	(30.2)	(84.4)
Cash Flows from Financing Activities:
Dividends paid on common shares	(113.6)	(119.1)
Stock repurchase	(100.2)	—
Repayment of debt	(88.6)	(500.1)
Debt issued, net of issuance costs	100.0	499.1
Other, net	(1.0)	—

Net cash used in financing activities	(203.4)	(120.1)

Increase (decrease) in cash and short-term investments	(18.5)	10.8
Cash and Short-term Investments:
Beginning of period	72.0	386.8

End of period	$53.5	$397.6

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2007	$286.8	$(103.0)	$516.0	$699.8
Net income	—	—	123.7	123.7
Other comprehensive income, net of tax: (See Note 10)
Change in employee benefit plans	—	6.9	—	6.9
Unrealized holding losses on interest rate swaps	—	(27.0)	—	(27.0)
Comprehensive income (loss)	—	(20.1)	123.7	103.6
Stock repurchase	(100.2)	—	—	(100.2)
Stock-based compensation expense	4.6	—	—	4.6
Tax withheld on vested restricted sock	(1.0)	—	—	(1.0)
Dividends of $0.25 per share declared to stockholders	—	—	(111.8)	(111.8)
Balance at March 31, 2008	$190.2	$(123.1)	$527.9	$595.0

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Preparation of Interim Financial Statements:

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

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in Windstream’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 29, 2008.

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements and accompanying notes are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements and accompanying notes, and such differences could be material.

Certain amounts previously reported have been reclassified to conform to the current year presentation of the consolidated financial statements. These reclassifications did not impact net or comprehensive income.

2.	Accounting Changes:

Recently Adopted Accounting Standards

SFAS No. 157 – Effective January 1, 2008, Windstream adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for financial assets and liabilities recognized at fair value. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. SFAS No. 157 clarified the definition of fair value, established a framework for measuring fair value and expanded the disclosures related to fair value measurements that are included in a company’s financial statements. It emphasized that fair value is a market-based measurement and not an entity-specific measurement, and that it should be based on an exchange transaction in which a company sells an asset or transfers a liability. SFAS No. 157 also established a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. See Note 6 for information and related disclosures regarding Windstream’s fair value measurements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2 which allowed a one-year deferral of implementation for non-financial assets and liabilities, except items recognized or disclosed at fair value on an annual or more frequently recurring basis until fiscal years beginning after November 15, 2008 and interim periods within those years. The Company continues to evaluate the effects, if any, that SFAS No. 157 will have on its non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. Therefore, it has not yet been determined what impact, if any, that SFAS No. 157 will have on these assets and liabilities upon full adoption.

SFAS No. 159 – Windstream adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, on January 1, 2008, but did not elect the fair value option for any of its eligible financial assets and liabilities. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements. SFAS No. 159 allowed the measurement at fair value of eligible financial assets and liabilities that are not otherwise required to be measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS No. 159 also established

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	Accounting Changes, Continued:

presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities.

FIN 48 – Windstream adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for and disclosure of uncertainty in tax positions and provides guidance on the recognition, measurement, derecognition, classification, and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the adoption of FIN 48, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Although the adoption of this standard has not had a significant impact on the Company’s tax provision thus far, the recognition of tax uncertainties through earnings in the future could be materially impacted by this new accounting policy.

Recently Issued Accounting Pronouncements

SFAS No. 141(R) – In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. For calendar year companies like Windstream, SFAS No. 141(R) is effective for all business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the effects that SFAS No. 141(R) will have on its consolidated financial statements with regards to future business combinations.

SFAS No. 160 – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. SFAS No. 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements, separate from the parent's equity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income. SFAS No. 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have any impact on its consolidated financial statements.

SFAS No. 161 – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Windstream is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.

3.	Acquisitions and Dispositions:

Disposition of Directory Publishing Business – On November 30, 2007, Windstream completed the split off of its directory publishing business. In connection with the consummation of the transaction, the parties and their affiliates entered into a publishing agreement whereby Windstream granted Local Insight Yellow Pages, Inc. (“Local Insight Yellow Pages”), the successor to the Windstream subsidiary that once operated the publishing business, an exclusive license to publish Windstream directories in each of its markets other than the newly acquired CT Communications, Inc. (“CTC”) markets. Local Insight Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area covered under the agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Local Insight Yellow Pages on advertising revenues generated from covered directories for the duration of the publishing agreement.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	Acquisitions and Dispositions, Continued:

Acquisition of CTC – On August 31, 2007, Windstream completed the acquisition of CTC in a transaction valued at $584.3 million. Under the terms of the agreement the shareholders of CTC received $31.50 in cash for each of their shares with a total cash payout of $652.2 million. The transaction value also includes a payment of $37.5 million made by Windstream to satisfy CTC’s debt obligations, offset by $105.4 million in cash and short-term investments held by CTC. Including $25.3 million in severance and other transaction-related expenses, the total net consideration paid in the acquisition was $609.6 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand. The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. The access lines and high-speed Internet customers added through the acquisition significantly increased Windstream’s presence in North Carolina and provided the opportunity to generate significant operating efficiencies with contiguous Windstream markets.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, certain assets acquired from CTC are classified as held for sale and are included in acquired assets held for sale in the accompanying consolidated balance sheets. During the first quarter of 2008, Windstream received net proceeds of $16.4 million, which approximated the fair value at the date of acquisition, on the sale of the corporate headquarters building and a license for wireless spectrum, which were designated as held for sale.

Pro forma financial results related to the disposition of the publishing business and the acquisition of CTC have not been included because the Company does not consider the results of the publishing business, prior to the recognition of a gain on its sale, nor the results of the former CTC operations to be significant.

4.	Goodwill and Other Intangible Assets:

During the three months ended March 31, 2008, there were no changes in the carrying amounts of goodwill and indefinite-lived intangible assets.

As of January 1, 2008, the Company completed the annual impairment reviews of its goodwill, franchise rights and wireless licenses according to the guidance in SFAS No. 142, and determined that no write-down in the carrying value of these assets was required.

Intangible assets subject to amortization were as follows:

	March 31, 2008
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Wireline customer list	$322.6	$(109.6)	$213.0
CTC wireless customer list	8.0	(1.2)	6.8
Cable franchise rights	22.5	(19.7)	2.8

	$353.1	$(130.5)	$222.6

	December 31, 2007
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Wireline customer list	$322.6	$(96.6)	$226.0
CTC wireless customer list	8.0	(0.6)	7.4
Cable franchise rights	22.5	(19.4)	3.1

	$353.1	$(116.6)	$236.5

Amortization expense for intangible assets subject to amortization was $13.9 million and $11.6 million for the three months ended March 31, 2008 and 2007, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $53.8 million in 2008, $48.0 million in 2009, $40.6 million in 2010, $34.6 million in 2011 and $28.7 million in 2012.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.	Debt and Derivative Instruments:

Long-term debt was as follows:

	March 31,	December 31,
(Millions)	2008	2007
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011	$283.3	$283.3
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013 (b)	1,389.5	1,393.0
Senior secured credit facility, Revolving line of credit – variable rates, due July 17, 2011 (a)	115.0	100.0
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016 (d)	1,746.0	1,746.0
2013 Notes – 8.125%, due August 1, 2013 (d)	800.0	800.0
2019 Notes – 7.000%, due March 15, 2019 (b) (d)	500.0	500.0
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. – 7.75%, due February 15, 2015 (c) (d)	400.0	400.0
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (c) (d)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	60.0	60.0
Teleview, LLC – 7.00%, due January 2, 2010 and May 2, 2010	0.5	0.6
Discount on long-term debt, net of premiums	(27.1)	(27.4)

	5,367.2	5,355.5
Less current maturities	(24.3)	(24.3)

Total long-term debt	$5,342.9	$5,331.2

(a)	During the first quarter of 2008, the Company incurred net borrowings of $15.0 million under the revolving line of credit in its senior secured credit facilities. The revolving line of credit’s variable interest rates ranged from 4.14 percent to 6.10 percent, and the weighted average rate was 4.89 percent during the first quarter of 2008. Letters of credit are deducted in determining the total amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving credit agreement may not exceed $500.0 million. At March 31, 2008, the amount available for borrowing under the revolving credit agreement was $379.1 million.

(b)	On February 27, 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent (“the refinancing transaction”). Windstream used the net proceeds of the offering to repay $500.0 million of amounts outstanding under the term loan portion of its senior secured credit facilities. Additionally, Windstream received the consent of lenders to an amendment and restatement of its $2.9 billion senior secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under Tranche B of the term loan portion of the facilities; modify the pre-payment provision; and modify certain covenants to permit the consummation of the previously announced split off of its directory publishing business.

(c)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facilities. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

(d)	Certain of the Company’s debentures and notes are callable at various premiums on early redemption.

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.	Debt and Derivative Instruments, Continued:

maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year (for 2008 this amount is $534.3 million, which includes $84.3 million of unused capacity from 2007). The Company was in compliance with these covenants as of March 31, 2008.

Maturities for debt outstanding as of March 31, 2008 for each of the twelve month periods ended March 31, 2009, 2010, 2011, 2012, and 2013 are $24.3 million, $24.2 million, $32.3 million, $410.5 million and $24.0 million, respectively.

Interest expense was as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
Interest expense related to long-term debt (a)	$101.1	$114.8
Impacts of interest rate swaps	4.5	0.9
Other interest expense	0.1	0.1
Less capitalized interest expense	(0.7)	(1.1)

Total interest expense	$105.0	$114.7

(a)	In connection with the refinancing transaction, the Company recorded additional non-cash interest expense of $5.3 million due to a write-off of the unamortized debt issuance costs associated with the term loan that was paid down.

In order to mitigate the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four identical pay fixed, receive variable interest rate swap agreements totaling $1,600.0 million in notional value. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,375.0 million at March 31, 2008. The weighted average fixed rate paid by Windstream was 5.60 percent at March 31, 2008. The variable rate received by Windstream at March 31, 2008 was 4.0 percent. This rate resets on the seventeenth day of each quarter and was the three-month LIBOR (London-Interbank Offered Rate) at January 17, 2008. The Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which matures on July 17, 2013. The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter. After the completion of the refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($112.7 million as of March 31, 2008) was de-designated and therefore was no longer an effective hedge of the variable interest rate paid on Tranche B.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. The fair value of the unrealized holding loss on the Company’s interest rate swaps of $131.0 million is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2008. Changes in the fair value of the effective portion of these derivative instruments, which totaled $27.0 million and $2.8 million net of tax for the three months ended March 31, 2008 and 2007, respectively, were reported as a component of other comprehensive income (loss) in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the undesignated portion of the swaps resulted in a $3.9 million loss and $0.4 in income for the three months ended March 31, 2008 and 2007, respectively, and was recognized in other income, net in the unaudited interim consolidated statements of income.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.	Financial Instruments:

The Company’s financial instruments consist primarily of cash and short-term investments, accounts receivable, accounts payable, long-term debt and interest rate swaps. Short-term investments and interest rate swaps are measured at fair value on a recurring basis in accordance with the fair value measurement provisions of SFAS No. 157. Windstream utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs are used and the fair value balances are classified based on the observability of those inputs. The highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority is given to unobservable inputs (level 3 measurement). As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair values of the Company’s short-term investments and interest rate swaps were determined using the following inputs at March 31, 2008:

		Fair Value Measurements at Reporting Date
		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Short-term investments (a)	$39.5	$39.5	$—	$—
Interest rate swaps (b)	$131.0	$—	$131.0	$—

(a)	Included in cash and short-term investments on the unaudited consolidated balance sheets.

(b)	Included in other liabilities on the unaudited consolidated balance sheets.

The Company’s short-term investments are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to the Company’s non performance risk.

7.	Commitments and Contingencies:

During the third quarter of 2007, the staff of a state Public Utility Commission (“PUC Staff”) notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued a Notice of Violation and recommended that the Company be assessed a fine in the amount of $5.2 million in addition to the initial refund request for failure to refund the requested amount. The Company believes its universal service receipts in question are in compliance with all applicable regulatory requirements, that it has not been over-compensated and that no refund or penalty is owed. The Company plans to defend its position in hopes of eliminating or reducing the assessment but at this time cannot predict the outcome of the proceeding. A liability of $7.5 million, consisting of the original assessment of $7.3 million plus additional accrued interest from the date of that request, is included in other liabilities in the accompanying unaudited interim consolidated balance sheet to reserve for this matter.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions:

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

The components of pension (including provision for executive retirement agreements) and postretirement expense were as follows for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
(Millions)	2008	2007	2008	2007
Benefits earned during the year	$4.0	$4.1	$0.1	$0.1
Interest cost on benefit obligation	13.9	12.8	3.3	3.7
Amortization of transition obligation	—	—	0.2	0.2
Recognition of net actuarial loss	1.0	5.5	0.2	1.6
Amortization of prior service cost	—	(0.1)	0.5	0.4
Expected return on plan assets	(19.5)	(19.4)	—	—

Net periodic benefit expense	$(0.6)	$2.9	$4.3	$6.0

Windstream contributed $3.7 million to the postretirement plan during the three months ended March 31, 2008, and expects to contribute $16.6 million for postretirement benefits in 2008, excluding amounts that will be funded by participant contributions to the plans. Windstream does not expect that any contribution to the qualified pension plan will be required in 2008. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company's qualified pension plan.

9.	Merger, Integration and Restructuring Charges:

The following is a summary of the merger, integration and restructuring charges recorded in the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
Transaction costs associated with the acquisition of CTC	$0.1	$—
Transaction costs associated with split off of directory publishing	—	1.6
Computer system separation and conversion costs	1.5	—

Total merger and integration costs	1.6	1.6
Severance and employee benefit costs	0.6	3.2

Total merger, integration and restructuring charges	$2.2	$4.8

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	Merger, Integration and Restructuring Charges, Continued:

Transaction costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisition of CTC and the disposition of the publishing business. Other merger and integration costs include computer system and conversion costs. These costs are considered indirect or general and are expensed when incurred in accordance with SFAS No. 141 “Business Combinations”.

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges for the three months ended March 31, 2008:

(Millions)
Balance, beginning of period	$14.7
Merger, integration and restructuring charges, net of non-cash charges	2.2
Cash outlays during the period	(12.7)

Balance, end of period	$4.2

This unpaid merger, integration and restructuring liability, which consists of $0.7 million of costs associated with the acquisition of CTC, Valor lease termination costs of $3.0 million, and $0.5 million of employee-related benefit costs, is included in other current liabilities in the Company’s unaudited interim consolidated balance sheet at March 31, 2008. The remaining unpaid CTC transaction costs primarily consist of system conversion and severance and related employee costs related to those CTC employees that were terminated following the billing system conversion in the first quarter of 2008. Valor lease payments will be funded from operating cash flows over the remaining term of the lease.

10.	Comprehensive Income:

Other comprehensive income (loss) was as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
Net income	$123.7	$99.9

Other comprehensive income (loss):
Recognition of net actuarial losses	1.8	7.2
Amortization of prior service costs	0.5	0.3
Amortization of transition obligations	0.2	0.2
Income tax expense	4.4	(3.0)

Change in employee benefit plans	6.9	4.7

Unrealized holding losses on interest rate swaps	(43.7)	(4.6)
Income tax benefit	16.7	1.8

Unrealized holding losses on interest rate swaps	(27.0)	(2.8)

Other comprehensive income (loss) before income taxes	(41.2)	3.1
Income tax benefit (expense)	21.1	(1.2)

Other comprehensive income (loss)	(20.1)	1.9

Comprehensive income	$103.6	$101.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	Earnings per Share:

Basic earnings per share of common stock was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive outstanding stock instruments.

A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the three months ended March 31:

	Three Months Ended
(Millions, except per share amounts)	2008	2007
Basic earnings per share:
Net income applicable to common shares	$ 123.7	$ 99.9
Weighted average common shares outstanding for the period	449.4	473.5

Basic earnings per share	$.28	$.21
Diluted earnings per share:
Net income applicable to common shares	$ 123.7	$ 99.9

Weighted average common shares outstanding for the period	449.4	473.5
Increase in shares resulting from:
Non-vested restricted stock awards	1.1	1.1

Weighted average common shares assuming conversion	450.5	474.6

Diluted earnings per share	$.27	$.21

12.	Stock-Based Compensation:

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of March 31, 2008, the balance available for grant was approximately 6.0 million shares.

In February 2008, the Compensation Committee of the Windstream Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees totaling approximately 1,300,000 common shares with a fair value on the date of the grant of $14.3 million. Under the current compensation philosophy of the Compensation Committee, these management employees are eligible to receive an annual grant of long-term incentives in the form of equity compensation as a significant component of their total compensation. Of the shares granted, approximately 535,000 shares contingently vest over a three-year period if performance-based operating targets are met each period. The operating target for the first vesting period was approved by the Board of Directors on February 6, 2008. While achievement of these performance targets remains uncertain, management has determined that it is probable that such targets will be met for fiscal year 2008. The remaining shares vest ratably over a three-year service period, with the exception of approximately 45,000 shares granted to non-employee directors that vest over a one-year service period.

Non-vested Windstream restricted stock activity for the three months ended March 31, 2008 was as follows:

	(Thousands)
	Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2007	3,098.8	$13.09
Granted	1,299.0	$11.00
Vested	(325.9)	$13.41
Forfeited	(37.8)	$12.75

Non-vested at March 31, 2008	4,034.1	$12.40

At March 31, 2008, unrecognized compensation expense for non-vested Windstream restricted shares was $29.8 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.6 years. Stock-based compensation expense was $4.6 million and $3.8 million for the three months ended March 31, 2008 and 2007, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Other operations consist of the Company’s directory publishing and wireless businesses. On November 30, 2007, Windstream completed the split off of its directory publishing business. Prior to the split off, the Company’s publishing subsidiary coordinated advertising, sales, printing, and distribution for 356 telephone directory contracts in 34 states.

Following the acquisition of CTC, the Company began selling wireless services and products, including service packages, long distance, features, and handsets and accessories through six company-owned retail outlets and 10 indirect retail outlets in North Carolina.

The Company accounts for intercompany sales at current market prices. The evaluation of segment performance is based on segment income, which is computed as revenues and sales less operating expenses, excluding the effects of the merger and integration charges but including restructuring charges as discussed in Note 9. In addition, non-operating items such as other income, net, interest expense and income taxes have not been allocated to the segments.

Segment operating results were as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
Revenues and Sales from External Customers:
Wireline	$776.2	$732.6
Product distribution	23.8	30.8
Other operations	11.7	20.3

Total	$811.7	$783.7

Intersegment Revenues and Sales:
Wireline	$11.7	$17.8
Product distribution	42.2	52.4
Other operations	—	1.8

Total	$53.9	$72.0

Total Revenues and Sales:
Wireline	$787.9	$750.4
Product distribution	66.0	83.2
Other operations	11.7	22.1

Total business segments	865.6	855.7
Less intercompany eliminations	(53.9)	(72.0)

Total revenues and sales	$811.7	$783.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13.	Business Segment Information, Continued:

	Three Months Ended
(Millions)	2008	2007
Segment Income:
Wireline	$298.5	$274.1
Product distribution	(0.8)	(0.9)
Other operations	2.6	(2.0)

Total segment income	$300.3	$271.2

Merger and integration costs	(1.6)	(1.6)
Other income, net	5.6	5.2
Interest expense	(105.0)	(114.7)

Income before income taxes	$199.3	$160.1

Segment assets were as follows: (Millions)	March 31, 2008	December 31, 2007

Wireline (a)	$7,997.6	$8,097.4
Product distribution	33.5	35.7
Other operations	111.8	108.1

Total consolidated assets	$8,142.9	$8,241.2

(a)	Wireline segment assets include $10.0 million and $26.6 million in acquired assets held for sale at March 31, 2008 and December 31, 2007, respectively.

Supplemental information pertaining to other operations was as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2008	2007
Revenues and Sales from External Customers:
Directory publishing	$—	$20.3
Wireless	11.7	—

Total	$11.7	$20.3

Intersegment Revenues and Sales:
Directory publishing	$—	$1.8
Wireless	—	—

Total	$—	$1.8

Total Revenues and Sales:
Directory publishing	$—	$22.1
Wireless	11.7	—

Total revenues and sales	$11.7	$22.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information:

In connection with the issuance of the 2016 Notes, the 2013 Notes and the 2019 Notes (“the guaranteed notes”), certain of the Company’s wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor, provided guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. Following the acquisition of CTC, the guaranteed notes were amended to include certain subsidiaries of CTC as guarantors.

The following information presents condensed consolidated statements of income for the three months ended March 31, 2008 and 2007, condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, and condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended March 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$189.8	$582.9	$(1.2)	$771.5
Product sales	—	59.9	13.0	(32.7)	40.2

Total revenues and sales	—	249.7	595.9	(33.9)	811.7
Costs and expenses:
Cost of services	—	59.6	195.2	(1.2)	253.6
Cost of products sold	—	55.5	12.3	(32.7)	35.1
Selling, general, administrative and other	—	24.6	74.7	—	99.3
Depreciation and amortization	—	42.6	80.2	—	122.8
Merger, integration and restructuring	—	0.3	1.9	—	2.2

Total costs and expenses	—	182.6	364.3	(33.9)	513.0
Operating income	—	67.1	231.6	—	298.7

Earnings (losses) from consolidated subsidiaries	197.3	34.5	—	(231.8)	—
Other income (expense), net	(2.7)	8.4	(0.1)	—	5.6
Intercompany interest income (expense)	(13.0)	(4.4)	17.4	—	—
Interest expense	(102.9)	(1.5)	(0.6)	—	(105.0)

Income before income taxes	78.7	104.1	248.3	(231.8)	199.3
Income taxes (benefit)	(45.0)	26.4	94.2	—	75.6

Net income	$123.7	$77.7	$154.1	$(231.8)	$123.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended March 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$192.8	$532.4	$(7.9)	$717.3
Product sales	—	96.7	11.9	(42.2)	66.4

Total revenues and sales	—	289.5	544.3	(50.1)	783.7
Costs and expenses:
Cost of services	—	52.4	183.8	(0.9)	235.3
Cost of products sold	—	84.1	9.6	(49.2)	44.5
Selling, general, administrative and other	0.4	31.3	72.7	—	104.4
Depreciation and amortization	—	42.7	82.4	—	125.1
Merger, integration and restructuring	—	2.7	2.1	—	4.8

Total costs and expenses	0.4	213.2	350.6	(50.1)	514.1
Operating income	(0.4)	76.3	193.7	—	269.6

Earnings (losses) from consolidated subsidiaries	177.6	9.6	(3.6)	(183.6)	—
Other income (expense), net	5.1	0.2	(0.1)	—	5.2
Intercompany interest income (expense)	(11.5)	(10.0)	21.5	—	—
Interest expense	(112.8)	(1.4)	(0.5)	—	(114.7)

Income before income taxes	58.0	74.7	211.0	(183.6)	160.1
Income taxes (benefit)	(41.9)	22.8	79.3	—	60.2

Net income	$99.9	$51.9	$131.7	$(183.6)	$99.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of March 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and short-term investments	$25.4	$0.5	$27.6	$—	$53.5
Accounts receivable (less allowance for doubtful accounts of $13.7)	0.2	91.2	238.0	—	329.4
Inventories	—	17.9	12.9	—	30.8
Deferred income taxes	23.6	—	8.4	—	32.0
Prepaid expenses and other	3.1	4.2	35.7	—	43.0
Acquired assets held for sale	—	10.0	—	—	10.0

Total current assets	52.3	123.8	322.6	—	498.7
Investments in consolidated subsidiaries	7,654.7	545.4	4.6	(8,204.7)	—
Goodwill and other intangibles	0.1	1,885.8	1,575.1	—	3,461.0
Net property, plant and equipment	7.5	1,131.7	2,847.3	—	3,986.5
Other assets	35.3	9.8	151.6	—	196.7
Total Assets	$7,749.9	$3,696.5	$4,901.2	$(8,204.7)	$8,142.9

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$—	$24.3
Accounts payable	16.1	42.8	104.2	—	163.1
Affiliates payable, net	1,709.7	471.4	(2,181.1)	—	—
Advance payments and customer deposits	—	19.6	77.4	—	97.0
Accrued dividends	111.8	—	—	—	111.8
Accrued taxes	(78.9)	31.9	131.6	—	84.6
Accrued interest	65.2	3.3	2.2	—	70.7
Other current liabilities	13.8	11.2	38.6	—	63.6

Total current liabilities	1,851.7	580.5	(1,817.1)	—	615.1
Long-term debt	5,193.4	99.8	49.7	—	5,342.9
Deferred income taxes	(60.1)	492.2	698.9	—	1,131.0
Other liabilities	169.9	15.4	273.6	—	458.9
Total liabilities	7,154.9	1,187.9	(794.9)	—	7,547.9
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	60.6	(60.6)	—
Additional paid-in capital	190.2	1,789.1	2,646.3	(4,435.4)	190.2
Accumulated other comprehensive income (loss)	(123.1)	—	(46.8)	46.8	(123.1)
Retained earnings	527.9	719.5	3,036.0	(3,755.5)	527.9

Total shareholders’ equity	595.0	2,508.6	5,696.1	(8,204.7)	595.0
Total Liabilities and Shareholders' Equity	$7,749.9	$3,696.5	$4,901.2	$(8,204.7)	$8,142.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of December 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and short-term investments	$47.2	$1.2	$23.6	$—	$72.0
Accounts receivable (less allowance for doubtful accounts of $13.3)	0.2	94.5	232.4	—	327.1
Inventories	—	17.6	12.5	—	30.1
Deferred income taxes	23.7	—	8.3	—	32.0
Prepaid expenses and other	3.9	7.1	29.5	—	40.5
Acquired assets held for sale	—	26.6	—	—	26.6

Total current assets	75.0	147.0	306.3	—	528.3
Investments in consolidated subsidiaries	7,436.6	482.5	34.9	(7,954.0)	—
Goodwill and other intangibles	0.1	1,891.7	1,583.1	—	3,474.9
Net property, plant and equipment	7.6	1,151.3	2,883.4	—	4,042.3
Other assets	36.2	9.1	150.4	—	195.7
Total Assets	$7,555.5	$3,681.6	$4,958.1	$(7,954.0)	$8,241.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$—	$24.3
Accounts payable	13.0	34.2	114.7	—	161.9
Affiliates payable, net	1,339.6	588.0	(1,927.6)	—	—
Advance payments and customer deposits	—	17.2	74.2	—	91.4
Accrued dividends	113.6	—	—	—	113.6
Accrued taxes	(33.8)	7.9	78.5	—	52.6
Accrued interest	136.6	1.7	1.3	—	139.6
Other current liabilities	14.5	11.3	49.6	—	75.4

Total current liabilities	1,597.5	660.6	(1,599.3)	—	658.8
Long-term debt	5,181.6	99.9	49.7	—	5,331.2
Deferred income taxes	(42.8)	486.7	692.7	—	1,136.6
Other liabilities	119.4	15.5	279.9	—	414.8
Total liabilities	6,855.7	1,262.7	(577.0)	—	7,541.4
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	60.6	(60.6)	—
Additional paid-in capital	286.8	1,777.1	2,646.3	(4,423.4)	286.8
Accumulated other comprehensive income (loss)	(103.0)	—	(53.7)	53.7	(103.0)
Retained earnings	516.0	641.8	2,881.9	(3,523.7)	516.0

Total shareholders’ equity	699.8	2,418.9	5,535.1	(7,954.0)	699.8
Total Liabilities and Shareholders’ Equity	$7,555.5	$3,681.6	$4,958.1	$(7,954.0)	$8,241.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Three Months Ended March 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$123.7	$77.7	$154.1	$(231.8)	$123.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	42.6	80.2	—	122.8
Provision for doubtful accounts	—	1.2	7.7	—	8.9
Stock-based compensation expense	1.3	0.1	3.2	—	4.6
Pension and postretirement benefits expense	—	0.7	3.0	—	3.7
Equity in earnings (losses) from subsidiaries	(197.3)	(34.5)	—	231.8	—
Deferred taxes	(0.5)	5.5	10.6	—	15.6
Other, net	5.3	(7.6)	(0.1)	—	(2.4)
Changes in operating assets and liabilities, net:	248.2	(93.0)	(217.0)	—	(61.8)

Net cash provided from (used in) operations	180.7	(7.3)	41.7	—	215.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(13.2)	(42.6)	—	(55.8)
Disposition of acquired assets held for sale	—	16.4	—	—	16.4
Other, net	—	3.5	5.7	—	9.2

Net cash provided from (used in) investing activities	—	6.7	(36.9)	—	(30.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(113.6)	—	—	—	(113.6)
Stock repurchase	(100.2)	—	—	—	(100.2)
Repayment of debt	(88.5)	(0.1)	—	—	(88.6)
Debt issued, net of issuance costs	100.0	—	—	—	100.0
Other, net	(0.2)	—	(0.8)	—	(1.0)

Net cash used in financing activities	(202.5)	(0.1)	(0.8)	—	(203.4)
Increase (decrease) in cash and short-term investments	(21.8)	(0.7)	4.0	—	(18.5)
Cash and Short-term Investments:
Beginning of the period	47.2	1.2	23.6	—	72.0

End of the period	$25.4	$0.5	$27.6	$—	$53.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Three Months Ended March 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$99.9	$51.9	$131.7	$(183.6)	$99.9
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	42.7	82.4	—	125.1
Provision for doubtful accounts	—	0.5	3.2	—	3.7
Stock-based compensation expense	0.4	0.3	3.1	—	3.8
Pension and postretirement benefits expense	0.2	0.6	8.1	—	8.9
Equity in earnings (losses) from subsidiaries	(177.6)	(9.6)	3.6	183.6	—
Deferred taxes	(10.6)	2.6	2.3	—	(5.7)
Other, net	7.2	—	—	—	7.2
Changes in operating assets and liabilities, net:	116.8	(52.3)	(92.1)	—	(27.6)

Net cash provided from operations	36.3	36.7	142.3	—	215.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(18.7)	(61.3)	—	(80.0)
Other, net	—	(0.9)	(3.5)	—	(4.4)

Net cash used in investing activities	—	(19.6)	(64.8)	—	(84.4)
Cash Flows from Financing Activities:
Dividends paid on common shares	(119.1)	—	—	—	(119.1)
Dividends received from (paid to) subsidiaries	99.0	(16.1)	(82.9)	—	—
Repayment of debt	(500.0)	(0.1)	—	—	(500.1)
Debt issued, net of issuance costs	499.1	—	—	—	499.1

Net cash used in financing activities	(21.0)	(16.2)	(82.9)	—	(120.1)
Increase (decrease) in cash and short-term investments	15.3	0.9	(5.4)	—	10.8
Cash and Short-term Investments:
Beginning of the period	362.4	0.6	23.8	—	386.8

End of the period	$377.7	$1.5	$18.4	$—	$397.6

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). Windstream was formed on July 17, 2006 through the spin off of Alltel Holding Corp., the holding company for the wireline and communications support operating subsidiaries of Alltel Corporation (“Alltel”), in a pro rata distribution to Alltel shareholders and the immediate merger with and into Valor Communications Corporation (“Valor”) (collectively referred to as the “legacy business”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2008 and 2007 and Windstream’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

Management believes that the assumptions underlying the Company’s financial statements are reasonable. These financial statements, however, may not be necessarily indicative of future results of operations, financial position or cash flows. Certain statements set forth below under this caption constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of Windstream’s Annual Report on Form 10-K, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

EXECUTIVE SUMMARY

Windstream is a customer-focused telecommunications company that provides local telephone, high-speed Internet, long distance, network access, video and wireless services to approximately 3.2 million customers primarily located in rural areas in 16 states. Among the highlights in the first quarter of 2008:

•

The Company added approximately 40,000 high-speed Internet services customers, increasing its high-speed Internet services customer base to over 911,000. During the quarter, the Company lost approximately 42,000 access lines or approximately 1 percent of its total access lines.

•

Revenues and sales increased $28.0 million, as compared to the first quarter of 2007, primarily due to the acquisition of CT Communications, Inc. (“CTC”), which accounted for an increase in revenue and sales of $47.7 million, offset by the disposition of the directory publishing business. Operating income increased $29.1 million due in part to the acquisition of CTC, which accounted for an increase of $8.3 million, as well as the favorable effects of reduced depreciation rates discussed below.

•

The Company generated cash flows from operations of $215.1 million for the three months ended March 31, 2008, which was used to fund capital expenditures of $55.8 million and to pay $113.6 million in dividends to shareholders. Additionally, the Company repurchased 8.4 million of its common shares at a cost of $100.2 million, leaving $299.8 million remaining under Windstream’s $400.0 million stock repurchase program announced in February 2008 that expires at the end of 2009.

•

On March 18, 2008, the Federal Communications Commission (“FCC”) granted the Company’s request to convert the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation, effective July 1, 2008. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure for interstate wholesale services and allows high-speed Internet services to be deregulated.

•

During the first quarter of 2008, the Company negotiated the renewal of a collective bargaining agreement covering approximately 500 employees in the former Valor market. The new agreement is scheduled to expire in February 2011.

•	The Company completed the conversion of CTC’s billing and other systems to Windstream’s legacy systems during the first quarter of 2008.

During the remainder of 2008, the Company will continue to face significant challenges resulting from competition in the telecommunications industry. In addressing competition, the Company will continue to focus its efforts on improving customer service, increasing high-speed Internet penetration and expanding its service offerings.

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

•

The split off of the Company’s directory publishing business, which was completed in the fourth quarter of 2007, will result in a reduction in wireline segment revenues due to the elimination of royalties received on sales of advertising in Windstream telephone directories. The Company agreed to forego these royalty payments for a period of fifty years as part of the split off agreement, and received $506.7 million in up-front consideration for the publishing business (See Note 3). The split off of the publishing business also resulted in the loss of directory publishing revenues, as discussed below in “Other Operations”.

•	Economic trends in markets served by the Company could generate increases in bad debt expense, accelerated access line losses and slower broadband customer growth.

The foregoing risk factors and material transactions, as well as other risks and events that could cause Windstream’s reported financial information to be not necessarily indicative of future operating results or financial condition, are discussed in more detail under “Risk Factors” in Item 1A and in the notes to the unaudited interim consolidated financial statements.

STRATEGIC TRANSACTIONS

Acquisition

On August 31, 2007, Windstream completed the acquisition of CTC in a transaction valued at $584.3 million. Under the terms of the agreement the shareholders of CTC received $31.50 in cash for each of their shares with a total cash payout of $652.2 million. The transaction value also includes a payment of $37.5 million made by Windstream to satisfy CTC’s debt obligations, offset by $105.4 million in cash and short-term investments held by CTC. Including $25.3 million in severance and other transaction-related expenses, the total net consideration paid in the acquisition was $609.6 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand. The accompanying unaudited interim consolidated financial statements reflect the combined operations of Windstream and CTC following the acquisition.

The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. The access lines and high-speed Internet customers added through the acquisition significantly increased Windstream’s presence in North Carolina and provide the opportunity to generate significant operating efficiencies with contiguous Windstream markets. The transaction has increased Windstream’s position in these markets where it can leverage its brand and bring significant value to customers by offering competitive bundled services. As of August 31, 2007, high-speed Internet was available to 95 percent of CTC’s access lines, 75 percent of which could achieve speeds up to 10Mb.

Disposition

On November 30, 2007, Windstream completed the split off of its directory publishing business (the “publishing business”) in a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe ("WCAS"), a private equity investment firm and Windstream shareholder.

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

In connection with the consummation of the transaction, the parties and their affiliates entered into a publishing agreement whereby Windstream granted Local Insight Yellow Pages, Inc. (“Local Insight Yellow Pages”), the successor to the Windstream subsidiary that once operated the publishing business, an exclusive license to publish Windstream directories in each of its markets other than the newly acquired CTC markets. Local Insight Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area covered under the agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments, which totaled $9.0 million during the three months ended March 31, 2007, from Local Insight Yellow Pages on advertising revenues generated from covered directories for the duration of the publishing agreement.

ORGANIZATION AND RESULTS OF OPERATIONS

The Company is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline and product distribution segments, and other operations. The Company’s wireline segment consists of its retail and wholesale telecommunications services, including local telephone, high-speed Internet, long distance, network access and video services. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure equipment to both affiliated and non-affiliated businesses. The Company’s other operations include results from the Company’s wireless and directory publishing businesses. Effective with the completion of the split off of its directory publishing business, as discussed above, the Company’s publishing operations have ceased.

Consolidated Results of Operations
	Three Months Ended March 31,
(Millions)	2008	2007
Segment revenues and sales
Wireline	$787.9	$750.4
Product distribution	66.0	83.2
Other operations	11.7	22.1

Total business segment revenues and sales	865.6	855.7
Less affiliated eliminations	53.9	72.0

Consolidated revenues and sales	811.7	783.7
Segment income
Wireline	298.5	274.1
Product distribution	(0.8)	(0.9)
Other operations	2.6	(2.0)

Total business segment income	300.3	271.2
Merger and integration costs	(1.6)	(1.6)

Consolidated operating income	298.7	269.6
Other income, net	5.6	5.2
Interest expense	(105.0)	(114.7)

Income before income taxes	199.3	160.1
Income taxes	75.6	60.2

Net income	$123.7	$99.9

The following discussion and analysis details results for Windstream Consolidated Revenues.

The following table reflects the primary drivers of year-over-year changes in consolidated revenues and sales:

Consolidated revenues and sales
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%
Due to increases in wireline segment revenues and sales	$37.5
Due to decreases in product distribution segment revenues and sales	(17.2)
Due to decreases in revenues and sales from other operations	(10.4)
Due to changes in affiliated eliminations	18.1

Total consolidated revenues and sales	$28.0	4%

Consolidated revenues and sales increased $28.0 million, or 4 percent in the three months ended March 31, 2008, as compared to the same period of 2007, primarily due to the acquisition of CTC, as well as to increases in high-speed Internet customers, partially offset by declines in revenues associated with continued access line losses. The decline in product distribution revenues and associated change in affiliate eliminations were the result of lower sales to affiliates primarily due the decline in capital expenditures in the Company’s wireline operations during the three months ended March 31, 2008.

See below a detailed discussion and analysis of segment revenues and sales in our discussion of segment operating results.

The following discussion and analysis details results for each of Windstream’s operating segments and other operations.

Wireline Operations

	Three Months Ended March 31,
(Millions, access lines and customers in thousands)	2008	2007 (a,b)
Revenues and sales:
Voice service	$306.4	$316.6
Long distance	71.8	62.1
Data and special access	194.2	164.9
Switched access and USF	153.6	140.6
Miscellaneous	44.3	43.7
Directory publishing rights	2.1	9.0
Product sales	15.5	13.5

Total revenues and sales	787.9	750.4

Costs and expenses:
Cost of services	261.1	246.6
Cost of products sold	14.1	11.3
Selling, general, administrative and other	92.1	90.8
Depreciation and amortization	121.5	124.5
Restructuring charges	0.6	3.1

Total costs and expenses	489.4	476.3

Segment income	$298.5	$274.1
Access lines in service (excludes high-speed Internet lines):
Residential	2,085.2	2,132.4
Business	931.5	907.8
Wholesale (c)	28.7	38.4
Special circuits	115.8	110.9

Total access lines in service	3,161.2	3,189.5

Average access lines in service	3,182.5	3,201.3
Average revenue per customer per month (d)	$82.52	$78.13
High-speed Internet customers	911.0	715.4
Digital satellite television customers	210.4	122.3
Long distance customers	2,069.3	1,947.6

(a)	In the discussion and analysis provided below regarding changes in wireline revenues and expenses in 2007, the impact of the acquisition of CTC on these changes is considered to be the revenues and expenses recognized by the former CTC operations during the three months ended March 31, 2008.

(b)	On March 18, 2008, the FCC released an order granting approval for Windstream to convert the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation effective on July 1, 2008. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure because rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure. In conjunction with the approval, the Company changed its presentation of certain wireline segment revenues and expenses to be consistent with the effects of price-cap regulation. Prior year revenues and expenses were changed to reflect the current presentation.

(c)	Wholesale units include unbundled network elements and pay stations.

(d)	Average revenue per customer per month is calculated by dividing total wireline revenues and sales by average access lines in service for the period.

Wireline revenues and sales increased $37.5 million, or 5 percent in the three months ended March 31, 2008, as compared to the same period of 2007. The acquisition of CTC accounted for $36.0 million of the year-over-year increase in wireline revenues and sales in 2008.

Customer access lines decreased by 1 percent during the twelve months ended March 31, 2008, which reflects declines in both residential and wholesale lines, partially offset by the acquisition of approximately 132,000 access lines from CTC.

During the three months ended March 31, 2008, the Company’s legacy operations lost approximately 39,000 access lines, as compared to approximately 30,000 access lines lost during the same period in 2007. During the three months ended March 31, 2008, the Company’s CTC operations lost approximately 3,000 access lines. These declines in access lines primarily reflect the effects of fixed line competition, wireless substitution, and non-pay disconnects. The Company expects access lines to continue to be impacted by these effects in 2008.

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

Deployment of high-speed Internet service is an important strategic initiative for the Company. As of March 31, 2008, 81 percent of its addressable lines were high-speed Internet-capable as compared to approximately 79 percent as of March 31, 2007. During the three months ended March 31, 2008, the Company added approximately 40,000 high-speed Internet customers. This increased the Company’s high-speed Internet customer base to over 911,000 customers at March 31, 2008, and represents a penetration rate of 29 percent of total access lines in service. In April of 2008, Windstream introduced Asymmetric Digital Subscriber Line 2 Plus service, which expanded the availability of high-speed Internet service to 85 percent of the Company’s addressable lines. With this new technology the Company can deliver 3Mb speeds to virtually all of its high-speed Internet customers. Additionally, speeds of 6Mb and 12Mb are available to 50 percent and 25 percent of its high-speed Internet customers, respectively.

Voice Service Revenues

Voice service revenues consist of traditional telephone services provided to both residential and business customers. These revenues include monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting. The following table reflects the primary drivers of year-over-year changes in voice service revenues:

Voice service
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%
Due to CTC acquisition	$14.9
Due to reductions in expanded calling area rate plans	(2.1)
Due to decrease in local number portability surcharge	(2.3)
Due to access line losses and other	(20.7)
Total voice revenues	$(10.2)	(3)%

Increases in voice service revenues are primarily due to the acquisition of CTC. These increases were offset primarily by the overall decline in access lines discussed above. Other declines in revenues were due to reductions in customers on expanded calling area rate plans. As further discussed below, the Company is offering new long distance rate plans in select markets, which has resulted in customers moving from expanded calling area plans to package calling plans shifting revenues from voice service revenues to long distance revenues. Voice service revenues also decreased in part due to the expiration during the third quarter of 2007 of a five-year period during which the Company was allowed to bill customers a surcharge to recover costs associated with local number portability.

Long Distance Revenues

Long distance revenues resulted from switched interstate and intrastate long distance, long distance calling card, international calls and operator services. The following table reflects the primary drivers of year-over-year changes in long distance revenues:

Long distance
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%

Due to CTC acquisition	$2.1
Due to increases in customer billing rates	2.9
Due to increases in package plans	6.0
Other	(1.3)
Total long distance	$9.7	16%

Increases in long distance revenues are due to the acquisition of CTC and to an increase in customer billing rates. The remaining increases in long distance revenues were primarily driven by new rate plans initiated in various markets that provide packages of minutes or unlimited minutes of long distance services for a flat monthly recurring charge. As discussed above, increases in long distance packages were offset by decreases in voice service revenues related to expanded area calling packages. The Company continues to introduce long distance rate plans that provide customers with various billing options.

Data and Special Access Revenues

Data and special access revenues primarily consist of retail high-speed Internet services and the provision of special access and next generation data services. The following table reflects the primary drivers of year-over-year changes in data and special access revenues:

Data and special access
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%
Due to CTC acquisition	$8.4
Due to increases in broadband customers	14.2
Due to increases in special access revenues	4.5
Due to increases in next generation data services	2.1
Other	0.1
Total data and special access	$29.3	18%

Increases in data and special access revenues are due in part to the acquisition of CTC as well as to the significant increases in the high-speed Internet customer base over the last year, as previously discussed. The remaining increases are due primarily to increases in special access revenues, which represent monthly flat-rate end user charges for dedicated circuits, and virtual networking services. The Company has realized increases in special access revenues due to strong demand from wireless and other carriers. Increases in next generation data services resulted from the introduction of these services to new markets.

Switched Access and USF Revenues

Switched access and Universal Service Fund (“USF”) revenues include usage sensitive charges to long distance companies for access to the Company’s network in connection with the completion of interstate and intrastate long distance calls, as well as receipts from federal and state universal service funds that subsidize the cost of providing wireline services. The following table reflects the primary drivers of year-over-year changes in switched access and USF revenues:

Switched access and USF
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%
Due to CTC acquisition	$6.9
Due to increase in federal universal service support	4.8
Other	1.3
Total switched access and USF	$13.0	9%

Federal USF programs, including common line and high-cost support, provide federal subsidies to cover the costs of services in order to keep basic service rates affordable. Interstate common line support (“ICLS”) revenues are based largely on the recovery of costs and network investments. The increase in federal USF revenue in 2008 is primarily due to $4.4 million of additional ICLS revenues resulting from increases in recoverable costs in 2008.

During 2008, Windstream expects to receive federal USF support of approximately $75.0 million, and state USF support of approximately $135.0 million.

On March 18, 2008, the FCC granted the Company’s request to convert the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. As a result of the conversion, the Company’s ICLS support will transition from recovery of costs and network investments to a fixed monthly dollar amount of support per line levels. Access lines are expected to decline in future periods thereby reducing future federal USF support.

Miscellaneous Revenues

Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. The following table reflects the primary drivers of year-over-year changes in miscellaneous revenues:

Miscellaneous
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%
Due to CTC acquisition	$1.0
Due to network management services performed for Alltel	1.0
Due to decrease in fees and other charges	(0.6)
Other	(0.8)
Total miscellaneous	$0.6	1%

Miscellaneous revenues increased in 2008, primarily due to the acquisition of CTC and the provision of network management services to Alltel. During the third quarter of 2006, Windstream began providing certain network management services to Alltel pursuant to multi-year contracts. A significant portion of these revenues are expected to decline during 2008, as Alltel transitions to providing their own network services. Partially offsetting these year-over-year increases were decreases in service fees associated with the decline in access lines.

Product Sales

Product sales represent equipment sales to customers, including sales of high-speed Internet modems and customer premise equipment. Product sales increased $2.0 million, or 15 percent, in 2008. The acquisition of CTC accounted for $0.9 million of the year-over-year increases in product sales. Of the remaining increase in 2008, $1.2 million was primarily due to an increase in customer premise equipment sales to business customers.

Average Revenue per Customer

Average revenue per customer per month increased 6 percent in the three month period of 2008, primarily due to high-speed Internet customer growth and pricing increases on long distance services as discussed above. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of high-speed Internet and other enhanced services to new and existing customers.

Cost of Services

Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense, bad debt expense and business taxes. The following table reflects the primary drivers of year-over-year changes in cost of services:

Cost of services
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%
Due to CTC acquisition	$14.7
Due to increases in interconnection expense	2.4
Due to decreases in network operations expenses	(5.6)
Due to decreases in customer service expense	(2.0)
Due to increases in bad debt expense	5.3
Due to increases in business taxes and USF fees	1.7
Other	(2.0)
Total cost of services	$14.5	6%

Increases in cost of services are due primarily to the acquisition of CTC. Increases in interconnection expenses are due primarily to increases in the volume of long distance traffic resulting from the increases in customers on packaged minute and unlimited usage rate plans as discussed above. Interconnection expenses also increased due to increases in Internet usage associated with increases in high-speed Internet customers and higher usage by our customers. Partially offsetting these increases in interconnection expense are the favorable impacts of settlements with other carriers for disputed network access and termination charges. The decrease in network operations expense in 2008 is primarily due to the decline in employee benefits costs relative to postretirement and pension expense, as discussed further in Note 8. Decreases in customer service expense in 2008, were due to the realignment of the customer service operations in 2007 and the realization of operational efficiencies.

Increases in bad debt expense in 2008 are primarily due to increases in non-pay disconnects and other account write-offs. Increases in business taxes and USF fees were due primarily to increases in the contribution factors used to determine the Company’s USF obligations, as well as due to increases in USF assessments related to the increases in long distance revenues.

Cost of Products Sold

Cost of products sold increased $2.8 million, or 25 percent in the three months ended March 31, 2008, consistent with the increase in product sales due to the acquisition of CTC and sales of customer premise equipment to business customers as discussed above.

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

Selling, general, administrative and other expenses
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%
Due to CTC acquisition	$6.1
Due to decreases in sales and marketing	(1.2)
Due to decreases in information technology services	(4.7)
Due to increases in distribution expense	3.3
Other	(2.2)
Total selling, general, administrative and other expenses	$1.3	1%

Increases in SG&A expenses in 2008 are due primarily to the acquisition of CTC and the increase in distribution costs. The decreases in other general and administrative expenses are primarily due to the realignment of the Company’s information technology functions during the first quarter of 2008, as discussed further in Note 9.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

Depreciation and amortization expense
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%
Due to CTC acquisition	$8.3
Due to depreciation rate studies and other	(11.3)
Total depreciation and amortization expense	$(3.0)	(2)%

Decreases in depreciation expense in 2008 primarily reflect the results of studies completed during the second and fourth quarters of 2007 that lowered the Company’s depreciation rates. Depreciable lives were revised to reflect the estimated remaining useful lives of wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. Partially offsetting these decreases in depreciation and amortization expense was the increase for the acquisition of CTC, including the amortization of acquired intangible assets (See Note 4).

Restructuring Charges

The Company incurred $0.6 million in severance and employee-related costs during the first quarter of 2008, primarily related to the announced realignment of certain information technology functions.

The Company incurred $3.1 million in severance and employee related costs during the first quarter of 2007, primarily related to the continuation of a planned workforce reduction announced during the fourth quarter of 2006.

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

Wireline Segment Income

The following table reflects the primary drivers of year-over-year changes in wireline segment income:

Wireline segment income
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%
Due to CTC acquisition	$4.6
Due to depreciation rate studies and other	11.3
Other	8.5
Total wireline segment income	$24.4	9%

Increases in operating income are due partially to the acquisition of CTC, which accounted for 19 percent of the change in wireline segment income in 2008. The changes in segment income in 2008 also resulted from the slight growth in revenue associated with the increases in high-speed Internet customers partially offset by continued access line losses. The remaining changes in segment income resulted from the favorable effects of the decrease in restructuring charges, reduced depreciation rates as discussed above and the Company’s cost containment efforts.

Regulatory Matters – Wireline Operations

Our incumbent local exchange carrier subsidiaries (collectively the “ILECs”) are regulated by both federal and state agencies. Interstate products and services and the related earnings are subject to federal regulation by the FCC and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over interstate switched and special access rates and high-speed Internet service offerings and regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. State PSCs have principal jurisdiction over matters including local service rates, intrastate access rates, quality of service, depreciation rates, the disposition of public utility property and the issuance of securities or debt by the local operating companies.

Federal Regulation and Legislation

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

From time to time, federal legislation is introduced dealing with various matters that could affect our business. Currently, three bills addressing comprehensive universal service reform have been introduced and are being discussed in Congressional committees. Most proposed legislation of this type never becomes law. It is difficult to predict what kind of reform efforts, if any, may be introduced in Congress and ultimately become law. Windstream strongly supports the modernization of the nation’s telecommunications laws, but at this time, cannot predict the timing and the resulting financial impact of any possible federal legislative efforts.

Price-Cap Petition Granted by FCC

On March 18, 2008, the FCC granted a petition filed by Windstream on August 7, 2007, in which the Company requested the FCC to permit the Company to convert the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure because rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure. In addition, under price-cap regulation, high-speed Internet services can be deregulated. With the exception of our Nebraska and New Mexico operations, and a portion of our Kentucky, Oklahoma and Texas operations (collectively the “price-cap subsidiaries”), our interstate ILEC operations, consisting primarily of network access services, are currently subject to rate-of-return regulation by the FCC. As a result of the FCC’s March 18th order, however, the vast majority of the Company’s remaining ILEC operations will convert to price-cap regulation effective July 1, 2008.

State Regulation

Local and Intrastate Rate Regulation

Most states in which our ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services, either by law or PSC rules. We have elected alternative regulation for our ILEC subsidiaries in all states except New York. On March 4, 2008, the New York PSC issued an order providing rate flexibility to certain carriers, like Windstream, which have competitors in the majority of their service areas and which have their regulated earnings no higher than 5 percent above their authorized threshold. We continue to evaluate alternative regulation options in New York where our ILEC subsidiary remains subject to rate-of-return regulation.

State Universal Service

We recognize revenue from state universal service funds in a limited number of states in which we operate. In the first quarter of 2008, Windstream received $35.2 million in state universal service support. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. In the first quarter of 2008, Windstream received approximately $26.0 million from the Texas USF.

Texas USF Large Company High Cost Program Settlement

The rules governing the Texas USF provide for a review of the Texas USF every three years. In the third quarter of 2007, the Texas PUC Staff filed a petition to review the USF amounts received by the large company participants. In March 2008, Windstream, along with all the other parties in this proceeding including three other ILECs receiving support from the large company fund, the Staff of the Texas PUC, a coalition of competing service providers that includes cable companies operating in Texas and the Office of Public Utility Counsel reached agreement on a framework that will determine the amount of support the Company receives from the fund effective January 1, 2009. As a result of this agreement, the annual amount of support received from the fund will decline by approximately $5.6 million but the company expects to recover at least that amount from its end user customers through modest rate increases which will be phased in over three years beginning January 1, 2009. The Texas PUC approved the settlement on April 25, 2008. Windstream will receive approximately $86.2 million annually from the Texas high cost program for large companies beginning January 1, 2009.

The Texas USF small company high cost fund is still under review and Windstream receives approximately $13.0 million annually from the Texas high cost program for small companies. The Company does not expect to incur any significant reductions in the amount of support from this fund.

Product distribution
	Three Months Ended March 31,
(Millions)	2008	2007
Revenues and sales:
Product sales	$66.0	$83.2

Total revenues and sales	66.0	83.2

Costs and expenses:
Cost of products sold	61.6	77.9
Selling, general, administrative and other	5.0	6.0
Depreciation and amortization	0.2	0.1
Restructuring charges	—	0.1

Total costs and expenses	66.8	84.1

Segment loss	$(0.8)	$(0.9)

Revenues and sales from the Company’s product distribution operations reflect sales of telecommunications equipment to affiliated wireline subsidiaries and non-affiliated telecommunications companies. Revenues and sales from the Company’s product distribution operations decreased $17.2 million, or 21 percent, in the three months ended March 31, 2008, as compared to the same period of 2007. Sales of telecommunications equipment and data products to the Company’s affiliated subsidiaries decreased $10.2 million year-over-year. This was due primarily to decreases in capital expenditures in the Company’s wireline operations. Sales to external customers decreased $7.0 million in the three months ended March 31, 2008, as compared to the same period of 2007, reflecting decreases in sales to smaller telecommunications providers and contractors. Product distribution segment income in the three months ended March 31, 2008, remained relatively unchanged, as compared to the same period of 2007.

The product distribution segment incurred $0.1 million in restructuring and other charges related to a workforce reduction during the three months ended March 31, 2007.

Other operations
	Three Months Ended March 31,
(Millions)	2008	2007
Revenues and sales:
Wireless	$11.7	$—
Directory publishing	—	22.1

Total revenues and sales	11.7	22.1

Costs and expenses:
Cost of services	4.8	—
Cost of products sold	1.0	16.1
Selling, general, administrative and other	2.2	7.6
Depreciation and amortization	1.1	0.4
Restructuring charges	—	—

Total costs and expenses	9.1	24.1

Segment income (loss)	$2.6	$(2.0)

Results from the Company’s other operations during the first quarter of 2008, were derived from the sale of wireless services and equipment in the former CTC wireless properties acquired during the third quarter of 2007. Results during the first quarter of 2007 were derived from the publication of directories for affiliated and non-affiliated local exchange carriers. The Company sold its directory publishing business during the fourth quarter of 2007.

The following discussion and analysis details Windstream’s consolidated merger and integration costs.

Merger and Integration Costs

Merger and integration costs include costs incurred during strategic transactions, including transaction costs, rebranding costs and system conversion costs. These costs are unpredictable by nature and are not included in the determination of segment income.

Set forth below is a summary of merger and integration costs for the three months ended March 31:

Merger and integration costs
	Three Months Ended March 31,
(Millions)	2008	2007
Transaction costs associated with the acquisition of CTC	$0.1	$—
Transaction costs associated with the split off of directory publishing	—	1.6
Computer system separation and conversion costs	1.5	—

Total merger and integration costs	$1.6	$1.6

Transaction costs primarily include charges for accounting, legal and broker fees and other miscellaneous costs associated with the acquisition of CTC and the disposition of the publishing business. Other merger and integration costs during the first quarter of 2008, include computer system and conversion costs. These costs are considered indirect or general and are expensed when incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

This unpaid merger, integration and restructuring liability totaling $4.2 million consists of $0.7 million of costs associated with the acquisition of CTC, Valor lease termination costs of $3.0 million, and $0.5 million of employee-related benefit costs and is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet as of March 31, 2008. The CTC transaction costs primarily consist of system conversion and severance and related employee costs related to those CTC employees that were terminated following the billing conversion in the first quarter of 2008. Valor lease payments will be made over the remaining term of the lease. Each of these payments will be funded through operating cash flows (See Note 9).

The following discussion and analysis details results for Windstream’s consolidated operating income and all other consolidated results presented below operating income.

The following table reflects the primary drivers of year-over-year changes in consolidated operating income:

Consolidated operating income
	Three Months Ended March 31, 2008
(Millions)	Increase (Decrease)%
Due to changes in wireline segment income	$24.4
Due to changes in product distribution segment income	0.1
Due to changes in other operations segment income	4.6

Total	$29.1	11%

Increases in operating income in 2008 are due in part to the acquisition of CTC. The remaining changes in operating income in 2008 were primarily attributable to a slight growth in revenue associated with the increases in high-speed Internet customers partially offset by continued access line losses, the favorable effects of reduced depreciation rates discussed above, and the Company’s cost containment efforts.

Other income, net
	Three Months Ended March 31,
(Millions)	2008	2007
Interest income on cash and short-term investments	$0.8	$4.3
Sale of investments	7.3	—
Mark-to-market of interest rate swap agreement	(3.9)	0.4
Other income (expense), net	1.4	0.5

Other income, net	$5.6	$5.2

Other income, net increased $0.4 million, or 8 percent, in the three months ended March 31, 2008, as compared to the same period of 2007. Increases were primarily due to a $7.3 million gain recognized from the sale of the Company’s investments in non-consolidated cellular partnerships acquired through the merger with Valor in 2006. Partially offsetting this gain is a decrease in interest income earned on cash and short-term investments, as compared to the same period of 2007, primarily due to the reduction in the Company’s cash on hand following the funding of the acquisition of CTC on August 31, 2007. Additionally, there was a decrease in the fair value of the undesignated portion of an interest rate swap agreement, as discussed further in Note 5. Pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended, changes in the market value of the undesignated portion of this interest rate swap are included in net income. The market value calculation of this interest rate swap is based on estimates of forward variable interest rates, and changes in estimated forward rates could result in significant non-cash increases or decreases in other income, net in future periods.

Interest expense
	Three Months Ended March 31,
(Millions)	2008	2007
Senior secured credit facility, Tranche A	$4.1	$8.5
Senior secured credit facility, Tranche B	20.8	37.4
Senior secured credit facility, revolving line of credit	2.5	0.6
Senior unsecured notes	63.7	58.2
Notes issued by subsidiaries	10.0	10.1
Other interest expense	0.1	0.1
Impacts of interest rate swaps	4.5	0.9
Less capitalized interest expense	(0.7)	(1.1)

Total interest expense	105.0	114.7

Interest expense decreased $9.7 million, or 8 percent, in the three months ended March 31, 2008, as compared to the same period of 2007. The Company incurred $5.3 million in non-cash interest expense in the first quarter of 2007, on Tranche B of its senior secured credit facilities due to the write-off of previously capitalized debt issuance costs and is included in other interest expense. These debt issue costs were associated with $500.0 million of the Tranche B loan that was paid down pursuant to the refinancing transaction during the first quarter of 2007 (See Note 5). The weighted-average interest rate paid on the Company’s long-term debt during the first quarter of 2008 was 7.7 percent, as compared to 8.0 percent for the same period of 2007.

Income Taxes

Income tax expense increased $15.4 million, or 25.6 percent, in the three month period ending March 31, 2008, as compared to the same period of 2007. The increase in income tax expense is generally consistent with the Company’s increase in income before taxes. The Company’s effective tax rate increased to 37.9 percent in the three months ended March 31, 2008, as compared to 37.6 percent in the corresponding period of 2007. For 2008, the Company’s annual effective income tax rate is expected to range between 37.5 and 38.5 percent. Changes in the relative profitability of the Company’s operating segments, as well as recent and proposed changes to federal and state tax laws, may cause the rate to change from historical rates. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During the three months ended March 31, 2008, the Company generated approximately $215.0 million in cash flows from operations and ended the quarter with $53.5 million in cash and short-term investments. At March 31, 2008, current maturities of long-term debt were $24.3 million. The Company expects to fund the payment of these obligations through operating cash flows over the next twelve months. At March 31, 2008, the Company also had $379.1 million available under its $500.0 million revolving line of credit, which expires in 2011. We expect that cash on hand, along with cash generated from operations during the year, will be adequate to finance the ongoing operating requirements, capital expenditures, scheduled principal and interest payments of long-term debt and payments of dividends in 2008. Any temporary cash needs will be funded through borrowings available under the revolving line of credit.

The Company’s board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors. Dividends paid to shareholders were $0.25 per share during the first quarter of 2008, totaling $113.6 million. Windstream also paid $111.8 million to shareholders in April 2008 pursuant to a $0.25 quarterly dividend declared during the first quarter of 2008.

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. Through March 31, 2008, the Company had repurchased 8.4 million shares under this program for $100.2 million. While it is the Company’s intention to fully achieve this plan over this period, other opportunities to enhance shareholder returns will be reviewed as they become available. At March 31, 2008, the Company had approximately $450.0 million of restricted payments capacity under its indentures to complete the share repurchase program. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other strategic investments reduce the available restricted payments capacity.

The Economic Stimulus Act of 2008 enacted on February 13, 2008 will allow Windstream to deduct for federal income tax purposes an amount equal to half of the costs of qualifying assets purchased and placed in service in 2008. The acceleration of tax depreciation could result in increased cash flows from operations of $50.0 million to $55.0 million based on forecasted capital expenditures of $340.0 million to $370.0 million for 2008.

Because of restrictions contained in the merger agreement with Alltel, Windstream may be limited in the amount of stock that it can issue to make acquisitions or to raise additional capital in the two-year period ending July 17, 2008 (“the restricted activity period”). These restrictions are intended to prevent Windstream from taking any actions that could cause the spin off from Alltel to be taxable to Alltel under Section 355(e) of the Internal Revenue Code. In particular, during the restricted activity period, Windstream is prohibited from entering into any transaction involving the acquisition of Windstream stock, or the issuance of shares of Windstream stock, in excess of an initial permitted basket of 71.1 million of its shares. This basket has since been reduced by approximately 22.6 million shares retired pursuant to the split off of its publishing business and 8.4 million shares as a result of the stock repurchase program discussed above. The tax restrictions contained in the merger agreement do not limit Windstream’s ability to fund future strategic opportunities using cash or debt.

As discussed further in Note 5, the Company currently has approximately $5.4 billion in long-term debt outstanding, including current maturities. This outstanding debt is primarily comprised of its approximately $1.8 billion senior secured credit facilities, approximately $3.0 billion in unsecured senior notes, and approximately $0.6 billion in debt issued by the Company’s subsidiaries. With respect to scheduled principal payments on these borrowings over the next five years, the Company retired $210.5 million of Tranche A debt under its senior secured credit facilities pursuant to the split off of the publishing business. As a result, scheduled principal payments under the credit facility have been reduced to $14.0 million per year through 2011. In addition, the Company will make sinking fund payments of approximately $10.0 million per year on its subsidiary debt. The remaining principal balance of Tranche A of the senior secured credit facilities, totaling approximately $280.0 million, will be due in 2011.

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

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2008, the Company was in compliance with all such covenants and restrictions.

Windstream’s senior secured and senior unsecured credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) were as follows at April 30, 2008:

Description	Moody’s	S&P	Fitch
Senior unsecured credit rating	Ba3	BB	BB+
Senior secured credit rating	Baa3	BBB	BBB-
Outlook	Stable	Stable	Stable

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

Historical Cash Flows

	Three Months Ended March 31,
(Millions)	2008	2007
Cash flows from (used in):
Operating activities	$215.1	$215.3
Investing activities	(30.2)	(84.4)
Financing activities	(203.4)	(120.1)

Increase (decrease) in cash and short-term investments	$(18.5)	$10.8

Cash Flows-Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities decreased by $0.2 million in the three months ended March 31, 2008, as compared to the same period in 2007, primarily from changes in working capital requirements, including timing differences in the billing and collections of accounts receivable, purchases of inventory and changes in taxes. These decreases were partially offset by new cash flows generated in 2008 from the acquired CTC operations, timing differences in the payment of trade payables and changes in interest. During the first three months of 2008, the Company generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2008.

Cash Flows-Investing Activities

Capital expenditures for the three months ended March 31, 2008, were $55.8 million, as compared to $80.0 million for the same period in 2007. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to expand our offering of other communications services, including high-speed Internet communication services. The Company funded its capital expenditures through internally generated funds.

Capital expenditures were partially offset by $16.4 million in net proceeds received on the sale of acquired assets held for sale discussed in Note 3, “Acquisitions and Dispositions”.

Cash Flows-Financing Activities

As discussed above, the primary use of funds through financing activities was the payment of dividends to shareholders during the first quarter of 2008. Additionally, during the first quarter of 2008, the Company repurchased 8.4 million shares of its common stock.

Repayments of borrowings were $88.6 million for the three months ended March 31, 2008, and $500.1 million for the three months ended March 31, 2007. Debt issued, net of issuance costs, during the three months ended March 31, 2008 and 2007 totaled $100.0 and $499.1 million, respectively. During the first quarter of 2008, the Company borrowed $100.0 million from its $500.0 million revolving credit agreement, of which $85.0 million was repaid during the quarter. Additionally, repayments of borrowings and debt issued in the three months ended March 31, 2007, were primarily due to the refinancing transaction discussed in further detail in Note 5. Other retirements of long-term debt in both periods reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.

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

Contractual Obligations and Commitments

There have been no significant changes in the Company’s contractual obligations and commitments since December 31, 2007 set forth in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 in the Company’s Annual Report on Form 10-K, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. See Note 6, “Financial Instruments”, for discussion relating to the Company’s adoption of SFAS No. 157. Other than the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157 discussed in Note 2, there were no material changes to the Company’s critical accounting policies during the three month period ended March 31, 2008.

Recently Adopted Accounting Pronouncements

SFAS No. 157 – Effective January 1, 2008, Windstream adopted SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities recognized at fair value. SFAS No. 157 defined fair value, established a framework for measuring fair value and expanded disclosures about the use of fair value to measure assets and liabilities. Although the adoption of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our consolidated financial statements, applying the fair value measurement framework to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis may have a material impact on future consolidated financial statements.

SFAS No. 159 – In the first quarter of 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. Since Windstream did not elect the fair value option for any of its eligible financial assets and liabilities, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements.

FIN 48 – Windstream adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for and disclosure of uncertainty in tax positions and provides guidance on the recognition, measurement, derecognition, classification, and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the adoption of FIN 48, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Although the adoption of this standard has not had a significant impact on the Company’s tax provision thus far, the recognition of tax uncertainties through earnings in the future could be materially impacted by this new accounting policy.

For additional information concerning the adoption of the above mentioned accounting pronouncements see Note 2.

Recently Issued Accounting Pronouncements

SFAS No. 141(R) – In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. For calendar year companies like Windstream, SFAS No. 141(R) is effective for all business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the effects that SFAS No. 141(R) will have on its consolidated financial statements with regards to future business combinations.

SFAS No. 160 – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. SFAS No. 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements, separate from the parent’s equity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have any impact on its consolidated financial statements.

SFAS No. 161 – In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Windstream is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain forward-looking statements. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the Quarterly Report on Form 10-Q for the period ending March 31, 2008. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others: adverse changes in economic conditions in the markets served by Windstream; the extent, timing and overall effects of competition in the communications business; continued access line loss; the impact of new, emerging or competing technologies; the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities; the availability and cost of financing in the corporate debt markets; the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations; the effects of federal and state legislation and rules and regulations governing the communications industry; the adoption of inter-carrier compensation and/or universal service reform proposals by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream; the restrictions on certain financing and other activities imposed by the tax sharing agreement with Alltel; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; unexpected results of litigation; unexpected rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses; the effects of work stoppages; the impact of equipment failure, natural disasters or terrorist acts; the ability to execute the Company’s share repurchase program or the ability to achieve the desired accretive effect from such repurchases; and those additional factors under the caption “Risk Factors” in Item 1A in the Form 10-K for the year ended December 31, 2007. In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

The Company’s market risks at March 31, 2008 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008. Market risk is comprised of three elements: equity risk, foreign currency risk and interest rate risk. As further discussed below, the Company is exposed to market risk from changes in interest rates. The Company does not directly own significant marketable equity securities other than highly liquid short-term investments, nor does it operate in foreign countries. However, the Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

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

Due to the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million at July 17, 2006 to convert variable interest rate payments to fixed. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,375.0 million as of March 31, 2008. The variable rate received by Windstream on these swaps was 4.0 percent at March 31, 2008, which is the three-month LIBOR (London-Interbank Offered Rate) on January 17, 2008. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $112.7 million as of March 31, 2008, are recognized in net income, including a $3.9 million loss in 2008. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of March 31, 2008, the unhedged portion of the Company’s variable rate senior secured credit facilities was $412.8 million, or approximately 8 percent of its total outstanding long-term debt. Windstream has estimated its interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $4.1 million. Actual results may differ from this estimate.

Equity Risk

The Company is exposed to market risk through the Company’s pension plan investments. The fair market value of these investments, totaling $902.6 million at March 31, 2008, decreased 9.8 percent from $1,001.0 million at December 31, 2007. However, long-term returns are expected to be approximately 8.0 percent based on historical investment performance, as well as input from investment advisors. Projected returns by such advisors were based on broad equity and bond indices. At December 31, 2007, the Company’s pension plan was overfunded by approximately $107.5 million. Further contributions to the plan may be required if market conditions were to result in a significant decline in the return on assets in the overall plan asset portfolio.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of income, cash flows or financial condition of the Company.

In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

During the first quarter of 2008, there have been no material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. Information associated with this plan is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value that May Yet Be Purchased Under the Plans (Millions)
February 1-29, 2008	3,920,000	$11.94	3,920,000	$353.2
March 1-31, 2008	4,444,100	12.03	4,444,100	$299.8

Total	8,364,100	$11.99	8,364,100

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 47.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Brent Whittington
Brent Whittington
Executive Vice President—Chief Financial Officer
(Principal Financial Officer)
May 9, 2008

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