Form 10-Q
period 2008-06-30
WINDSTREAM CORP
filed 2008-08-08
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-32422

WINDSTREAM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-0792300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Rodney Parham Road, Little Rock, Arkansas	72212
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☑    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    ☐  YES    ☑  NO

Number of common shares outstanding as of July 31, 2008: 439,610,793

The Exhibit Index is located on page 53.

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2008	2007	2008	2007
Revenues and sales:
Service revenues	$752.7	$731.7	$1,512.7	$1,449.0
Product sales	47.2	95.0	87.2	161.4

Total revenues and sales	799.9	826.7	1,599.9	1,610.4
Costs and expenses:
Cost of services (excluding depreciation of $98.1, $101.7, $195.0 and $201.6, respectively, included below)	244.5	252.6	493.3	487.9
Cost of products sold	42.4	50.2	76.5	94.7
Selling, general, administrative and other	95.7	102.6	192.7	207.0
Depreciation and amortization	123.2	126.9	244.9	252.0
Restructuring charges	0.6	—	1.1	3.2
Merger and integration costs	4.6	1.6	6.2	3.2

Total costs and expenses	511.0	533.9	1,014.7	1,048.0
Operating income	288.9	292.8	585.2	562.4
Other income, net	3.0	6.3	8.6	11.5
Interest expense	(103.6)	(108.1)	(208.6)	(222.8)

Income from continuing operations before income taxes	188.3	191.0	385.2	351.1
Income taxes	70.4	75.1	145.4	135.3

Income from continuing operations	117.9	115.9	239.8	215.8
Discontinued operations, including tax benefit of $1.0 and $0.4, respectively	(15.9)	—	(14.1)	—

Net income	$102.0	$115.9	$225.7	$215.8
Earnings per share:
Basic:
Income from continuing operations	$.27	$.24	$.54	$.46
Loss from discontinued operations	(.04)	—	(.03)	—

Net income	$.23	$.24	$.51	$.46

Diluted:
Income from continuing operations	$.27	$.24	$.54	$.45
Loss from discontinued operations	(.04)	—	(.03)	—

Net income	$.23	$.24	$.51	$.45

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Millions) Assets	(Unaudited) June 30, 2008	December 31, 2007
Current Assets:
Cash and short-term investments	$59.6	$72.0
Accounts receivable (less allowance for doubtful accounts of $12.9 and $13.1, respectively)	322.2	320.7
Inventories	29.6	29.6
Deferred income taxes	28.5	32.0
Prepaid expenses and other	39.2	40.3
Assets held for sale:
Acquired assets held for sale	9.1	26.6
Assets of discontinued operations	11.5	7.2

Total current assets	499.7	528.4

Goodwill	2,224.2	2,224.2
Other intangibles	1,157.2	1,184.1
Net property, plant and equipment	3,935.2	4,030.3
Other assets	168.4	195.7
Non-current assets of discontinued operations	55.8	78.5
Total Assets	$8,040.5	$8,241.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$24.3	$24.3
Current portion of interest rate swaps	34.5	16.2
Accounts payable	140.0	158.1
Advance payments and customer deposits	94.7	91.1
Accrued dividends	109.9	113.6
Accrued taxes	29.3	53.2
Accrued interest	137.5	139.6
Other current liabilities	63.3	75.1
Liabilities of discontinued operations	6.0	7.1

Total current liabilities	639.5	678.3
Long-term debt	5,344.7	5,331.2
Deferred income taxes	1,177.6	1,133.4
Other liabilities	376.4	398.5
Total liabilities	7,538.2	7,541.4
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 439.6 and 454.5 shares issued and outstanding, respectively	—	—
Additional paid-in capital	94.5	286.8
Accumulated other comprehensive loss	(112.3)	(103.0)
Retained earnings	520.1	516.0

Total shareholders’ equity	502.3	699.8
Total Liabilities and Shareholders’ Equity	$8,040.5	$8,241.2

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2008	2007
Cash Provided from Operations:
Net income	$225.7	$215.8
Adjustments to reconcile net income to net cash provided from operations:
Loss on net assets held for sale	16.4	—
Depreciation and amortization	247.1	252.0
Provision for doubtful accounts	16.8	11.2
Stock-based compensation expense	9.2	8.3
Pension and postretirement benefits expense	8.8	19.1
Deferred taxes	61.7	1.0
Other, net	(0.1)	6.3
Changes in operating assets and liabilities, net:
Accounts receivable	(14.3)	2.5
Accounts payable	(17.3)	(4.9)
Accrued interest	(2.1)	(4.9)
Accrued taxes	(23.1)	18.5
Other current liabilities	(15.5)	(27.3)
Other, net	(6.4)	15.9

Net cash provided from operations	506.9	513.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(133.3)	(178.0)
Disposition of acquired assets held for sale	17.3	—
Other, net	10.6	1.2

Net cash used in investing activities	(105.4)	(176.8)
Cash Flows from Financing Activities:
Dividends paid on common shares	(225.4)	(238.5)
Stock repurchase	(200.3)	—
Repayment of debt	(207.1)	(500.1)
Debt issued, net of issuance costs	220.0	498.9
Other, net	(1.1)	—

Net cash used in financing activities	(413.9)	(239.7)

(Decrease) increase in cash and short-term investments	(12.4)	97.0
Cash and Short-term Investments:
Beginning of period	72.0	386.8

End of period	$59.6	$483.8

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2007	$286.8	$(103.0)	$516.0	$699.8
Net income	—	—	225.7	225.7
Other comprehensive income, net of tax: (see Note 10)
Change in employee benefit plans	—	(14.8)	—	(14.8)
Unrealized holding gain on interest rate swaps	—	5.5	—	5.5
Comprehensive income (loss)	—	(9.3)	225.7	216.4
Stock repurchase	(200.3)	—	—	(200.3)
Stock-based compensation expense	9.2	—	—	9.2
Tax withheld on vested restricted sock	(1.2)	—	—	(1.2)
Dividends of $0.50 per share declared to stockholders	—	—	(221.6)	(221.6)
Balance at June 30, 2008	$94.5	$(112.3)	$520.1	$502.3

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Preparation of Interim Financial Statements:

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

During the second quarter of 2008, the Company entered negotiations for the sale of its wireless business. Accordingly, we have presented the related results as discontinued operations, and prior period financial statements, including segment information, have been reclassified to reflect this change in the periods presented (see Notes 15 and 16).

Certain amounts previously reported have been reclassified to conform to the current year presentation of the consolidated financial statements. These reclassifications did not impact net or comprehensive income.

2.	Accounting Changes:

Change in Accounting Estimate – Effective October 1, 2007, the Company prospectively reduced the depreciable rates of assets held and used in its operations in New York, Mississippi, Georgia, Ohio, Nebraska, Oklahoma, and Kentucky to reflect the results of studies completed in the fourth quarter of 2007. In addition, during April 2007, the Company completed studies of the depreciable lives of assets held and used in its Missouri operations and in an operating subsidiary in Texas. The related depreciation rates were changed effective April 1, 2007. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effect of the change on depreciation rates in the operations discussed above resulted in a decrease in depreciation expense of $12.4 million and $26.5 million and an increase in net income of $7.8 million and $16.5 million for the three and six months ended June 30, 2008, respectively.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	Accounting Changes, Continued:

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

SFAS No. 159 – Windstream adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, on January 1, 2008, but did not elect the fair value option for any of its eligible financial assets and liabilities. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements. SFAS No. 159 allowed the measurement at fair value of eligible financial assets and liabilities that are not otherwise required to be measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS No. 159 also established presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities.

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

SFAS No. 160 – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements, separate from the parent’s equity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have any impact on its consolidated financial statements.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2.	Accounting Changes, Continued:

FASB Staff Position (“FSP”) No. FAS 142-3 – In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” for intangible assets acquired after adoption. Under FSP No. FAS 142-3 an entity should consider its own historical experience in renewing similar arrangements or market participant assumptions in the absence of historical experience. FSP No. FAS 142-3 also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Windstream is currently evaluating the impact FSP No. FAS 142-3 will have on our financial statements.

SFAS No. 162 – On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the effects, if any, that SFAS No. 162 will have on its consolidated financial statements.

FSP No. EITF 03-6-1 – In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP No. EITF 03-6-1, concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. We are evaluating the impact of this standard but do not believe it will have a material impact on basic or diluted earnings per share.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.	Acquisitions and Dispositions, Continued:

In accordance with SFAS No. 142, certain assets acquired from CTC are classified as held for sale and are included in acquired assets held for sale in the accompanying consolidated balance sheets. During the first six months of 2008, Windstream received net proceeds of $17.3 million, which approximated the fair value at the date of acquisition, on the sale of the corporate headquarters building, a license for wireless spectrum, and various investments which were designated as held for sale.

Pro forma financial results related to the disposition of the publishing business and the acquisition of CTC have not been included because the Company does not consider the results of the publishing business, prior to the recognition of a gain on its sale, nor the results of the former CTC operations to be significant.

4.	Goodwill and Other Intangible Assets:

During the second quarter of 2008, the Company entered negotiations for the sale of its wireless business and reclassified the associated assets as held for sale, including $52.2 million of goodwill and $13.4 million of other intangible assets as of June 30, 2008. Once the assets were classified as held for sale, the Company recognized an impairment loss on goodwill to reduce the carrying value of the assets to their contemplated transaction price less cost to sell (see Notes 15 and 16).

During the six months ended June 30, 2008, there were no changes in the carrying amounts of wireline and product distribution goodwill and indefinite-lived intangible assets.

As of January 1, 2008, the Company completed the annual impairment reviews of its goodwill and franchise rights according to the guidance in SFAS No. 142, and determined that no write-down in the carrying value of these assets was required.

Intangible assets subject to amortization were as follows:

	June 30, 2008
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Wireline customer list	$322.6	$(122.8)	$199.8
Cable franchise rights	22.5	(20.1)	2.4

	$345.1	$(142.9)	$202.2

	December 31, 2007
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Wireline customer list	$322.6	$(96.6)	$226.0
Cable franchise rights	22.5	(19.4)	3.1

	$345.1	$(116.0)	$229.1

Amortization expense for intangible assets subject to amortization was $13.6 million and $26.9 million for the three and six month periods ended June 30, 2008, respectively, as compared to $12.4 million and $24.0 million for the same periods of 2007. Amortization expense for intangible assets subject to amortization is estimated to be $51.9 million in 2008, $46.4 million in 2009, $39.3 million in 2010, $33.5 million in 2011 and $27.9 million in 2012.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.	Debt and Derivative Instruments:

Long-term debt was as follows:

	June 30,	December 31,
(Millions)	2008	2007
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A - variable rates, due July 17, 2011	$283.3	$283.3
Senior secured credit facility, Tranche B - variable rates, due July 17, 2013 (a)	1,386.0	1,393.0
Senior secured credit facility, Revolving line of credit - variable rates, due July 17, 2011 (b)	120.0	100.0
Debentures and notes, without collateral:
2016 Notes - 8.625%, due August 1, 2016 (c)	1,746.0	1,746.0
2013 Notes - 8.125%, due August 1, 2013 (c)	800.0	800.0
2019 Notes - 7.000%, due March 15, 2019 (a) (c)	500.0	500.0
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. - 7.75%, due February 15, 2015 (c) (d)	400.0	400.0
Windstream Holdings of the Midwest, Inc. - 6.75%, due April 1, 2028 (c) (d)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC - 6.50%, due November 15, 2013	60.0	60.0
Teleview, LLC - 7.00%, due January 2, 2010 and May 2, 2010	0.4	0.6
Discount on long-term debt, net of premiums	(26.7)	(27.4)

	5,369.0	5,355.5
Less current maturities	(24.3)	(24.3)

Total long-term debt	$5,344.7	$5,331.2

(a)	On February 27, 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent (“the refinancing transaction”). Windstream used the net proceeds of the offering to repay $500.0 million of amounts outstanding under the term loan portion of its senior secured credit facilities. Additionally, Windstream received the consent of lenders to an amendment and restatement of its $2.9 billion senior secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under Tranche B of the term loan portion of the facilities; modify the pre-payment provision; and modify certain covenants to permit the consummation of the previously announced split off of its directory publishing business.

(b)	During the first six months of 2008, the Company incurred net borrowings of $20.0 million under the revolving line of credit in its senior secured credit facilities. The revolving line of credit’s variable interest rates ranged from 3.65 percent to 6.10 percent, and the weighted average rate was 4.38 percent during the six months ended June 30, 2008. Letters of credit are deducted in determining the total amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving credit agreement may not exceed $500.0 million. At June 30, 2008, the amount available for borrowing under the revolving credit agreement was $374.1 million.

(c)	Certain of the Company’s debentures and notes are callable by the Company at various premiums on early redemption.

(d)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facilities. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

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

on capital expenditures, which must not exceed a specified amount for any fiscal year (for 2008 this amount is $534.3 million, which includes $84.3 million of unused capacity from 2007). The Company was in compliance with these covenants as of June 30, 2008.

Maturities for debt outstanding as of June 30, 2008 for each of the twelve month periods ended June 30, 2009, 2010, 2011, 2012, and 2013 are $24.3 million, $24.2 million, $32.3 million, $415.5 million and $24.0 million, respectively.

Interest expense was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2008	2007	2008	2007
Interest expense related to long-term debt (a)	$95.2	$107.8	$196.3	$222.6
Impacts of interest rate swaps	8.5	1.1	13.0	2.0
Other interest expense	—	—	0.1	0.1
Less capitalized interest expense	(0.1)	(0.8)	(0.8)	(1.9)

Total interest expense	$103.6	$108.1	$208.6	$222.8

(a)	In connection with the refinancing transaction, the Company recorded additional non-cash interest expense of $5.3 million due to a write-off of the unamortized debt issuance costs associated with the term loan that was paid down.

In order to mitigate the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four identical pay fixed, receive variable interest rate swap agreements totaling $1,600.0 million in notional value. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR (London-Interbank Offered Rate). The Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which matures on July 17, 2013. The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter. After the completion of the refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($110.1 million as of June 30, 2008) was de-designated and therefore was no longer an effective hedge of the variable interest rate paid on Tranche B.

The effectiveness of the Company’s cash flow hedges is assessed each quarter. At June 30, 2008, the Company concluded that there was no ineffectiveness, in the designated portion, for any of the four interest rate swap agreements.

Set forth below is information related to the Company’s interest rate swap agreements:

(Millions, except for percentages)	June 30,	December 31,
	2008	2007
Unamortized notional value	$1,343.8	$1,412.5
Weighted average fixed rate paid	5.60%	5.60%
Variable rate received	2.72%	5.21%
Fair value of interest rate swap agreements (see Note 6)	$73.8	$83.2

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. Changes in the fair value of the effective portion of these derivative instruments were reported as a component of other comprehensive income (loss) in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the undesignated portion of the swaps were recognized in other income, net in the unaudited interim consolidated statements of income.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.	Debt and Derivative Instruments, Continued:

Changes in fair value of these derivative instruments were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2008	2007	2008	2007
Increase in fair value of effective portion, net of tax	$32.5	$17.2	$5.5	$14.4
Increase in fair value of undesignated portion	$4.7	$2.5	$0.8	$2.9

6.	Fair Value Measurements:

The Company’s financial instruments consist primarily of cash and short-term investments, accounts receivable, accounts payable, long-term debt and interest rate swaps. Short-term investments and interest rate swaps are measured at fair value on a recurring basis in accordance with the fair value measurement provisions of SFAS No. 157. Windstream utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs are used and the fair value balances are classified based on the observability of those inputs. The highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority is given to unobservable inputs (level 3 measurement). As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The fair values of the Company’s short-term investments and interest rate swaps were determined using the following inputs at June 30, 2008:

		Fair Value Measurements at Reporting Date
		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Short-term investments (a)	$49.1	$49.1	$—	$—
Interest rate swaps (b)	$73.8	$—	$73.8	$—

(a)	Included in cash and short-term investments on the unaudited consolidated balance sheets.

(b)	Included in current portion of interest rate swaps and other liabilities on the unaudited consolidated balance sheets.

The Company’s short-term investments are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to the Company’s non-performance risk.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.	Commitments and Contingencies, Continued:

predict the outcome of the proceeding. A liability of $7.6 million, consisting of the original assessment of $7.3 million plus additional accrued interest from the date of that request, is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet to reserve for this matter.

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

The components of pension expense (income), including provision for executive retirement agreements, were as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2008	2007	2008	2007
Benefits earned during the year	$2.6	$3.7	$6.6	$7.8
Interest cost on benefit obligation	14.2	13.2	28.1	26.0
Recognition of net actuarial loss	2.2	6.6	3.2	12.1
Amortization of prior service cost	(0.1)	—	(0.1)	(0.1)
Expected return on plan assets	(18.6)	(19.4)	(38.1)	(38.8)

Net periodic benefit expense (income)	$0.3	$4.1	$(0.3)	$7.0

The components of postretirement expense were as follows for the three and six months ended June 30:
	Three Months Ended		Six Months Ended
(Millions)	2008	2007	2008	2007
Benefits earned during the year	$—	$0.1	$0.1	$0.2
Interest cost on benefit obligation	3.7	3.8	7.0	7.5
Amortization of transition obligation	0.2	0.2	0.4	0.4
Recognition of net actuarial loss	0.5	1.4	0.7	3.0
Amortization of prior service cost	0.4	0.6	0.9	1.0

Net periodic benefit expense	$4.8	$6.1	$9.1	$12.1

Windstream contributed $6.4 million to the postretirement plan during the six months ended June 30, 2008, and expects to contribute $16.9 million for postretirement benefits in 2008, excluding amounts that will be funded by participant contributions to the plans. Windstream does not expect that any contribution to the qualified pension plan will be required in 2008. Future discretionary contributions to the plan will depend on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s qualified pension plan.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.	Merger, Integration and Restructuring Charges:

The following is a summary of the merger, integration and restructuring charges recorded in the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2008	2007	2008	2007
Transaction costs associated with the acquisition of CTC	$—	$—	$0.1	$—
Transaction costs associated with split off of directory publishing	—	1.6	—	3.2
Computer system separation and conversion costs	4.6	—	6.1	—

Total merger and integration costs	4.6	1.6	6.2	3.2
Severance and employee benefit costs	0.6	—	1.1	3.2

Total merger, integration and restructuring charges	$5.2	$1.6	$7.3	$6.4

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

Transaction costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisition of CTC and the disposition of the publishing business. Other merger and integration costs include computer system and conversion costs. These costs are considered indirect or general and are expensed when incurred in accordance with SFAS No. 141 “Business Combinations”. During the second quarter of 2008, the Company determined not to use certain software acquired in the CTC acquisition; therefore, we recognized a $5.4 million non-cash charge to abandon this asset, of which $0.8 million was related to the wireless business (see Note 15).

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges for the six months ended June 30, 2008:

(Millions)
Balance, beginning of period	$14.7
Merger, integration and restructuring charges, net of non-cash charges	2.8
Cash outlays during the period	(14.2)

Balance, end of period	$3.3

This unpaid merger, integration and restructuring liability, which consists of $0.6 million in costs associated with the acquisition of CTC, Valor lease termination costs of $2.6 million, and $0.1 million of employee-related benefit costs, is included in other current liabilities in the Company’s unaudited interim consolidated balance sheet at June 30, 2008. The remaining unpaid CTC transaction costs primarily consist of system conversion and severance and related employee costs related to those CTC employees that were terminated following the billing system conversion in the first quarter of 2008. Valor lease payments will be funded from operating cash flows over the remaining term of the lease.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.	Comprehensive Income:

Other comprehensive income (loss) was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2008	2007	2008	2007
Net income	$102.0	$115.9	$225.7	$215.8

Other comprehensive income (loss):
Change in net actuarial loss for employee benefit plans	(36.4)	(16.7)	(35.8)	(16.7)
Recognition of net actuarial losses	2.7	7.9	3.9	15.1
Amortization of prior service costs	0.3	0.6	0.8	0.9
Amortization of transition obligations	0.2	0.2	0.4	0.4
Income tax benefit	11.5	3.2	15.9	0.2

Change in employee benefit plans	(21.7)	(4.8)	(14.8)	(0.1)

Unrealized holding gain on interest rate swaps	52.6	28.3	8.9	23.7
Income tax expense	(20.1)	(11.1)	(3.4)	(9.3)

Unrealized holding gain on interest rate swaps	32.5	17.2	5.5	14.4

Other comprehensive income (loss) before income taxes	19.4	20.3	(21.8)	23.4
Income tax benefit (expense)	(8.6)	(7.9)	12.5	(9.1)

Other comprehensive income (loss)	10.8	12.4	(9.3)	14.3

Comprehensive income	$112.8	$128.3	$216.4	$230.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.	Earnings per Share:

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

A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2008	2007	2008	2007
Basic earnings per share:
Income from continuing operations	$117.9	$115.9	$239.8	$215.8
Loss from discontinued operations	(15.9)	—	(14.1)	—

Net income applicable to common shares	$102.0	$115.9	$225.7	$215.8

Weighted average common shares outstanding for the period	441.3	473.5	445.4	473.5

Basic earnings (loss) per share:
From continuing operations	$.27	$.24	$.54	$.46
From discontinued operations	(.04)	—	(.03)	—

Net income	$.23	$.24	$.51	$.46
Diluted earnings per share:
Income from continuing operations	$117.9	$115.9	$239.8	$215.8
Loss from discontinued operations	(15.9)	—	(14.1)	—

Net income applicable to common shares	$102.0	$115.9	$225.7	$215.8

Weighted average common shares outstanding for the period	441.3	473.5	445.4	473.5
Increase in shares resulting from:
Non-vested restricted stock awards	1.3	1.3	1.2	1.2

Weighted average common shares assuming conversion	442.6	474.8	446.6	474.7

Diluted earnings (loss) per share:
From continuing operations	$.27	$.24	$.54	$.45
From discontinued operations	(.04)	—	(.03)	—

Net income	$.23	$.24	$.51	$.45

12.	Stock-Based Compensation:

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of June 30, 2008, the balance available for grant was approximately 6.1 million shares.

In February 2008, the Compensation Committee of the Windstream Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees totaling approximately 1.3 million common shares with a fair value on the date of the grant of $14.3 million. Under the current compensation philosophy of the Compensation Committee, these management employees are eligible to receive an annual grant of long-term incentives in the form of equity compensation as a significant component of their total compensation. Of the shares granted, approximately 535,000 shares contingently vest over a three-year period if performance-based operating targets are met each period. The operating target for the first vesting period was approved by the Board of Directors on February 6, 2008. While achievement of these performance targets remains uncertain, management has determined that it is probable that such targets will be met for fiscal year 2008. The remaining shares vest ratably over a three-year service period, with the exception of approximately 45,000 shares granted to non-employee directors that vest over a one-year service period.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.	Stock-Based Compensation, Continued:

Non-vested Windstream restricted stock activity for the six months ended June 30, 2008 was as follows:

	(Thousands)
	Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2007	3,098.8	$13.09
Granted	1,299.0	$11.00
Vested	(394.9)	$13.69
Forfeited	(79.2)	$12.64

Non-vested at June 30, 2008	3,923.7	$12.35

The weighted average grant date fair value for restricted stock granted was $14.3 million for both the three and six months ended June 30, 2008 as compared to $3.2 million and $11.7 million, respectively for the same periods in 2007.

At June 30, 2008, unrecognized compensation expense for non-vested Windstream restricted shares was $24.2 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.3 years. The total fair value of shares vested during the three and six months ended June 30, 2008 was $0.9 million and $5.4 million, respectively. The total fair value of shares vested was not significant during the three and six months ended June 30, 2007. Stock-based compensation expense was $4.6 million and $9.2 million for the three and six month periods ended June 30, 2008, respectively, as compared to $4.5 million and $8.3 million for the same periods of 2007.

13.	Business Segment Information:

The Company disaggregates its business operations based upon differences in products and services. The Company’s wireline segment consists of Windstream’s retail and wholesale telecommunications services, including voice service, long distance, data and special access, switched access and Universal Service Fund revenues and miscellaneous and other services in 16 states. In assessing operating performance and allocating resources, the chief operating decision maker’s focus is at a level that consolidates the results of all services. Accordingly, the Company manages its wireline-based services as a single operating segment. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure and equipment to both affiliated and non-affiliated businesses. It operates four warehouses across the United States.

On November 30, 2007, Windstream completed the split off of its directory publishing business. Prior to the split off, the Company’s publishing subsidiary coordinated advertising, sales, printing, and distribution for 356 telephone directory contracts in 34 states. The directory publishing business was previously presented together with the wireless business in other operations. Commensurate with the classification of the wireless business as discontinued operations (see Note 15), the directory publishing business is now reported separately.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13.	Business Segment Information, Continued:

Segment operating results were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2008	2007	2008	2007
Revenues and sales from external customers:
Wireline	$770.9	$752.4	$1,547.1	$1,485.0
Product distribution	29.0	33.0	52.8	63.8
Directory publishing	—	41.3	—	61.6

Total	$799.9	$826.7	$1,599.9	$1,610.4

Intersegment revenues and sales:
Wireline	$13.0	$28.5	$24.7	$46.3
Product distribution	57.1	52.5	99.3	104.9
Directory publishing	—	4.6	—	6.4

Total	$70.1	$85.6	$124.0	$157.6

Total revenues and sales:
Wireline	$783.9	$780.9	$1,571.8	$1,531.3
Product distribution	86.1	85.5	152.1	168.7
Directory publishing	—	45.9	—	68.0

Total business segments	870.0	912.3	1,723.9	1,768.0
Less intercompany eliminations	(70.1)	(85.6)	(124.0)	(157.6)

Total revenues and sales	$799.9	$826.7	$1,599.9	$1,610.4

	Three Months Ended		Six Months Ended
(Millions)	2008	2007	2008	2007
Segment income:
Wireline	$293.9	$289.4	$592.5	$563.4
Product distribution	(0.4)	0.3	(1.1)	(0.5)
Directory publishing	—	4.7	—	2.7

Total segment income	$293.5	$294.4	$591.4	$565.6

Merger and integration costs	(4.6)	(1.6)	(6.2)	(3.2)
Other income, net	3.0	6.3	8.6	11.5
Interest expense	(103.6)	(108.1)	(208.6)	(222.8)

Income from continuing operations before income taxes	$188.3	$191.0	$385.2	$351.1

Segment assets were as follows: (Millions)			June 30, 2008	December 31, 2007

Wireline (a)			$7,937.7	$8,119.8
Product distribution			35.5	35.7
Assets of discontinued operations			67.3	85.7

Total consolidated assets			$8,040.5	$8,241.2

(a)	Wireline segment assets include $9.1 million and $26.6 million in acquired assets held for sale at June 30, 2008 and December 31, 2007, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information:

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

The following information presents condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007, condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, and condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended June 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$191.0	$562.6	$(0.9)	$752.7
Product sales	—	76.2	15.4	(44.4)	47.2

Total revenues and sales	—	267.2	578.0	(45.3)	799.9
Costs and expenses:
Cost of services	—	57.2	188.2	(0.9)	244.5
Cost of products sold	—	72.0	14.8	(44.4)	42.4
Selling, general, administrative and other	—	24.5	71.2	—	95.7
Depreciation and amortization	—	42.5	80.7	—	123.2
Merger, integration and restructuring	—	0.4	4.8	—	5.2

Total costs and expenses	—	196.6	359.7	(45.3)	511.0
Operating income	—	70.6	218.3	—	288.9

Earnings from consolidated subsidiaries	167.9	9.3	—	(177.2)	—
Other income (expense), net	4.4	(0.1)	(1.3)	—	3.0
Intercompany interest income (expense)	(8.6)	(3.5)	12.1	—	—
Interest expense	(101.1)	(1.7)	(0.8)	—	(103.6)

Income from continuing operations before income taxes	62.6	74.6	228.3	(177.2)	188.3
Income taxes (benefit)	(39.4)	24.5	85.3	—	70.4

Income from continuing operations	102.0	50.1	143.0	(177.2)	117.9
Discontinued operations	—	—	(15.9)	—	(15.9)

Net income	$102.0	$50.1	$127.1	$(177.2)	$102.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Six Months Ended June 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$380.8	$1,134.0	$(2.1)	$1,512.7
Product sales	—	136.1	28.2	(77.1)	87.2

Total revenues and sales	—	516.9	1,162.2	(79.2)	1,599.9
Costs and expenses:
Cost of services	—	116.8	378.6	(2.1)	493.3
Cost of products sold	—	127.5	26.1	(77.1)	76.5
Selling, general, administrative and other	—	49.1	143.6	—	192.7
Depreciation and amortization	—	85.1	159.8	—	244.9
Merger, integration and restructuring	—	0.7	6.6	—	7.3

Total costs and expenses	—	379.2	714.7	(79.2)	1,014.7
Operating income	—	137.7	447.5	—	585.2

Earnings from consolidated subsidiaries	365.8	44.3	—	(410.1)	—
Other income (expense), net	1.7	8.3	(1.4)	—	8.6
Intercompany interest income (expense)	(22.8)	(7.9)	30.7	—	—
Interest expense	(204.0)	(3.2)	(1.4)	—	(208.6)

Income from continuing operations before income taxes	140.7	179.2	475.4	(410.1)	385.2
Income taxes (benefit)	(85.0)	50.9	179.5	—	145.4

Income from continuing operations	225.7	128.3	295.9	(410.1)	239.8
Discontinued operations	—	—	(14.1)	—	(14.1)

Net income	$225.7	$128.3	$281.8	$(410.1)	$225.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended June 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$193.7	$558.4	$(20.4)	$731.7
Product sales	—	122.0	13.9	(40.9)	95.0

Total revenues and sales	—	315.7	572.3	(61.3)	826.7
Costs and expenses:
Cost of services	—	59.4	194.4	(1.2)	252.6
Cost of products sold	—	101.4	8.9	(60.1)	50.2
Selling, general, administrative and other	(0.4)	31.5	71.5	—	102.6
Depreciation and amortization	—	41.8	85.1	—	126.9
Merger, integration and restructuring	—	1.6	—	—	1.6

Total costs and expenses	(0.4)	235.7	359.9	(61.3)	533.9
Operating income	0.4	80.0	212.4	—	292.8

Earnings from consolidated subsidiaries	186.2	16.7	2.0	(204.9)	—
Other income (expense), net	6.8	(0.5)	—	—	6.3
Intercompany interest income (expense)	(11.5)	(8.4)	19.9	—	—
Interest expense	(106.1)	(1.6)	(0.4)	—	(108.1)

Income before income taxes	75.8	86.2	233.9	(204.9)	191.0
Income taxes (benefit)	(40.1)	23.9	91.3	—	75.1

Net income	$115.9	$62.3	$142.6	$(204.9)	$115.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Six Months Ended June 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$386.5	$1,090.8	$(28.3)	$1,449.0
Product sales	—	218.7	25.8	(83.1)	161.4

Total revenues and sales	—	605.2	1,116.6	(111.4)	1,610.4
Costs and expenses:
Cost of services	—	111.8	378.2	(2.1)	487.9
Cost of products sold	—	185.5	18.5	(109.3)	94.7
Selling, general, administrative and other	—	62.8	144.2	—	207.0
Depreciation and amortization	—	84.5	167.5	—	252.0
Merger, integration and restructuring	—	4.3	2.1	—	6.4

Total costs and expenses	—	448.9	710.5	(111.4)	1,048.0
Operating income	—	156.3	406.1	—	562.4

Earnings (losses) from consolidated subsidiaries	363.8	26.3	(1.6)	(388.5)	—
Other income (expense), net	11.9	(0.3)	(0.1)	—	11.5
Intercompany interest income (expense)	(23.0)	(18.4)	41.4	—	—
Interest expense	(218.9)	(3.0)	(0.9)	—	(222.8)

Income before income taxes	133.8	160.9	444.9	(388.5)	351.1
Income taxes (benefit)	(82.0)	46.7	170.6	—	135.3

Net income	$215.8	$114.2	$274.3	$(388.5)	$215.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of June 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and short-term investments	$38.0	$0.6	$21.0	$—	$59.6
Accounts receivable (less allowance for doubtful accounts of $12.9)	0.1	95.9	226.2	—	322.2
Inventories	—	18.0	11.6	—	29.6
Deferred income taxes	20.1	—	8.4	—	28.5
Prepaid expenses and other	1.7	4.1	33.4	—	39.2
Assets held for sale	—	9.1	11.5	—	20.6

Total current assets	59.9	127.7	312.1	—	499.7
Investments in consolidated subsidiaries	7,801.8	554.9	4.6	(8,361.3)	—
Goodwill and other intangibles	0.1	1,873.9	1,507.4	—	3,381.4
Net property, plant and equipment	7.6	1,117.0	2,810.6	—	3,935.2
Other assets	34.4	9.9	124.1	—	168.4
Non-current assets of discontinued operations	—	—	55.8	—	55.8
Total Assets	$7,903.8	$3,683.4	$4,814.6	$(8,361.3)	$8,040.5

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$—	$24.3
Current portion of interest rate swaps	34.5	—	—	—	34.5
Accounts payable	11.0	62.4	66.6	—	140.0
Affiliates payable, net	1,883.0	390.2	(2,273.2)	—	—
Advance payments and customer deposits	—	19.3	75.4	—	94.7
Accrued dividends	109.9	—	—	—	109.9
Accrued taxes	(30.4)	23.5	36.2	—	29.3
Accrued interest	134.6	1.7	1.2	—	137.5
Other current liabilities	13.8	10.8	38.7	—	63.3
Liabilities of discontinued operations	—	—	6.0	—	6.0

Total current liabilities	2,170.4	508.2	(2,039.1)	—	639.5
Long-term debt	5,195.2	99.7	49.8	—	5,344.7
Deferred income taxes	(45.0)	501.2	721.4	—	1,177.6
Other liabilities	80.9	15.4	280.1	—	376.4
Total liabilities	7,401.5	1,124.5	(987.8)	—	7,538.2
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	60.6	(60.6)	—
Additional paid-in capital	94.5	1,788.6	2,646.8	(4,435.4)	94.5
Accumulated other comprehensive loss	(112.3)	—	(68.5)	68.5	(112.3)
Retained earnings	520.1	770.3	3,163.5	(3,933.8)	520.1

Total shareholders’ equity	502.3	2,558.9	5,802.4	(8,361.3)	502.3
Total Liabilities and Shareholders’ Equity	$7,903.8	$3,683.4	$4,814.6	$(8,361.3)	$8,040.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet As of December 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and short-term investments	$47.2	$1.2	$23.6	$—	$72.0
Accounts receivable (less allowance for doubtful accounts of $13.1)	0.2	94.5	226.0	—	320.7
Inventories	—	17.6	12.0	—	29.6
Deferred income taxes	23.7	—	8.3	—	32.0
Prepaid expenses and other	3.9	7.1	29.3	—	40.3
Acquired assets held for sale	—	26.6	7.2	—	33.8

Total current assets	75.0	147.0	306.4	—	528.4
Investments in consolidated subsidiaries	7,436.6	482.5	34.9	(7,954.0)	—
Goodwill and other intangibles	0.1	1,891.7	1,516.5	—	3,408.3
Net property, plant and equipment	7.6	1,151.3	2,871.4	—	4,030.3
Other assets	36.2	9.1	150.4	—	195.7
Non-current assets of discontinued operations	—	—	78.5	—	78.5
Total Assets	$7,555.5	$3,681.6	$4,958.1	$(7,954.0)	$8,241.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$—	$24.3
Current portion of interest rate swaps	16.2	—	—	—	16.2
Accounts payable	13.0	34.2	110.9	—	158.1
Affiliates payable, net	1,339.6	588.0	(1,927.6)	—	—
Advance payments and customer deposits	—	17.2	73.9	—	91.1
Accrued dividends	113.6	—	—	—	113.6
Accrued taxes	(33.8)	7.9	79.1	—	53.2
Accrued interest	136.6	1.7	1.3	—	139.6
Other current liabilities	14.5	11.3	49.3	—	75.1
Liabilities of discontinued operations	—	—	7.1	—	7.1

Total current liabilities	1,613.7	660.6	(1,596.0)	—	678.3
Long-term debt	5,181.6	99.9	49.7	—	5,331.2
Deferred income taxes	(42.8)	486.7	689.5	—	1,133.4
Other liabilities	103.2	15.5	279.8	—	398.5
Total liabilities	6,855.7	1,262.7	(577.0)	—	7,541.4
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	60.6	(60.6)	—
Additional paid-in capital	286.8	1,777.1	2,646.3	(4,423.4)	286.8
Accumulated other comprehensive loss	(103.0)	—	(53.7)	53.7	(103.0)
Retained earnings	516.0	641.8	2,881.9	(3,523.7)	516.0

Total shareholders’ equity	699.8	2,418.9	5,535.1	(7,954.0)	699.8
Total Liabilities and Shareholders’ Equity	$7,555.5	$3,681.6	$4,958.1	$(7,954.0)	$8,241.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Six Months Ended June 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$225.7	$128.3	$281.8	$(410.1)	$225.7
Adjustments to reconcile net income to net cash provided from operations:
Loss on net assets held for sale	—	—	16.4	—	16.4
Depreciation and amortization	—	85.1	162.0	—	247.1
Provision for doubtful accounts	—	2.7	14.1	—	16.8
Stock-based compensation expense	3.9	0.2	5.1	—	9.2
Pension and postretirement benefits expense	0.1	0.8	7.9	—	8.8
Equity in earnings from subsidiaries	(365.8)	(44.3)	—	410.1	—
Deferred taxes	(2.0)	14.6	49.1	—	61.7
Other, net	1.9	(7.7)	5.7	—	(0.1)
Changes in operating assets and liabilities, net	539.8	(171.3)	(447.2)	—	(78.7)

Net cash provided from operations	403.6	8.4	94.9	—	506.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(30.3)	(103.0)	—	(133.3)
Disposition of acquired assets held for sale	—	17.3	—	—	17.3
Other, net	—	3.9	6.7	—	10.6

Net cash used in investing activities	—	(9.1)	(96.3)	—	(105.4)
Cash Flows from Financing Activities:
Dividends paid on common shares	(225.4)	—	—	—	(225.4)
Stock repurchase	(200.3)	—	—	—	(200.3)
Repayment of debt	(207.0)	(0.1)	—	—	(207.1)
Debt issued, net of issuance costs	220.0		—	—	220.0
Other, net	(0.1)	0.2	(1.2)	—	(1.1)

Net cash from (used in) financing activities	(412.8)	0.1	(1.2)	—	(413.9)
Decrease in cash and short-term investments	(9.2)	(0.6)	(2.6)	—	(12.4)
Cash and Short-term Investments:
Beginning of the period	47.2	1.2	23.6	—	72.0

End of the period	$38.0	$0.6	$21.0	$—	$59.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows Six Months Ended June 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$215.8	$114.2	$274.3	$(388.5)	$215.8
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	84.5	167.5	—	252.0
Provision for doubtful accounts	—	3.2	8.0	—	11.2
Stock-based compensation expense	—	0.7	7.6	—	8.3
Pension and postretirement benefits expense	0.1	3.1	15.9	—	19.1
Equity in (earnings) losses from subsidiaries	(363.8)	(26.3)	1.6	388.5	—
Deferred taxes	(18.0)	9.1	9.9	—	1.0
Other, net	4.8	1.4	0.1	—	6.3
Changes in operating assets and liabilities, net	405.1	(131.0)	(274.3)	—	(0.2)

Net cash provided from operations	244.0	58.9	210.6	—	513.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(41.4)	(136.6)	—	(178.0)
Other, net	—	—	1.2	—	1.2

Net cash used in investing activities	—	(41.4)	(135.4)	—	(176.8)
Cash Flows from Financing Activities:
Dividends paid on common shares	(238.5)	—	—	—	(238.5)
Dividends received from (paid to) subsidiaries	99.0	(16.1)	(82.9)	—	—
Repayment of debt	(500.0)	(0.1)	—	—	(500.1)
Debt issued, net of issuance costs	499.3	(0.4)	—	—	498.9

Net cash used in financing activities	(140.2)	(16.6)	(82.9)	—	(239.7)
Increase (decrease) in cash and short-term investments	103.8	0.9	(7.7)	—	97.0
Cash and Short-term Investments:
Beginning of the period	362.4	0.6	23.8	—	386.8

End of the period	$466.2	$1.5	$16.1	$—	$483.8

15.	Discontinued Operations:

The wireless business provides wireless services to customers in and around Concord, North Carolina and was acquired by Windstream in conjunction with the CTC acquisition on September 1, 2007. During the second quarter of 2008, the Company entered negotiations for the sale of its wireless business, and on August 7, 2008, reached a definitive purchase agreement (see Note 16). This transaction will allow management to divest of a non-core asset to focus on other strategic initiatives. Upon consummation, we will have no significant continuing involvement in the operations or cash flows of the wireless business, and have classified the corresponding assets and liabilities as held for sale in the accompanying consolidated balance sheets, accordingly. In addition, depreciation and amortization of the related assets ceased effective July 1, 2008.

The operating results of the wireless business have been separately presented as discontinued operations in the accompanying consolidated statements of income. Certain shared costs previously allocated to the wireless business totaling $1.1 million and $2.3 million for the three and six months ended June 30, 2008, respectively, have been reallocated to the wireline segment.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

15.	Discontinued Operations, Continued:

The following table summarizes the results of the wireless business operations for the three and six month periods ended June 30, 2008:

(Millions)	Three Months Ended	Six Months Ended
Revenues and sales	$11.8	$23.5

Income from discontinued operations, net of tax of $0.6 and $1.2, respectively	$0.5	$2.3
Loss on net assets held for sale, including tax benefit of $1.6	(16.4)	(16.4)

Net loss from discontinued operations	$(15.9)	$(14.1)

The pre-tax loss on net assets held for sale of $18.0 million reduced the carrying value of the wireless business to the contemplated transaction price less estimated costs to sell of $0.5 million. As of January 1, 2008, the Company completed its annual impairment review of goodwill and wireless licenses on a held for use basis, and determined that no write-down in the carrying value of these assets was required. In connection with the likely sale of this business, the Company performed an event-driven impairment review of these intangible assets as of June 30, 2008 assuming a fair market value equal to the contemplated transaction price less costs to sell. Based on this held for sale impairment analysis, the Company recorded an impairment to goodwill of $17.5 million, which is included in the loss from discontinued operations in the consolidated statements of income. Additionally, the Company updated its purchase price allocation through goodwill of certain tax contingencies related to the CTC acquisition, which resulted in a $3.2 million reduction of deferred tax liabilities in the second quarter of 2008.

The following table summarizes the assets and liabilities of the wireless business that are classified as held for sale in the accompanying consolidated balance sheets:

(Millions)	June 30, 2008	December 31, 2007
Current assets	$11.5	$7.2
Goodwill	31.5	52.2
Other intangibles	13.4	14.4
Net property, plant and equipment	10.8	11.9
Other assets	0.1	—

Total assets of discontinued operations	$67.3	$85.7
Current liabilities	$6.0	$7.1

Total liabilities of discontinued operations	$6.0	$7.1

16.	Subsequent event:

On August 7, 2008, Windstream entered into a definitive agreement to sell its wireless business to AT&T Mobility II, LLC for approximately $60.0 million. The transaction is expected to close before the end of the year.

WINDSTREAM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). Windstream was formed on July 17, 2006 through the spin off of Alltel Holding Corp., the holding company for the wireline and communications support operating subsidiaries of Alltel Corporation (“Alltel”), in a pro rata distribution to Alltel shareholders and the immediate merger with and into Valor Communications Corporation (“Valor”) (collectively referred to as the “legacy business”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2008 and 2007 and Windstream’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

Management believes that the assumptions underlying the Company’s financial statements are reasonable. These financial statements, however, may not necessarily be indicative of future results of operations, financial position or cash flows. Certain statements set forth below under this caption constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of Windstream’s Annual Report on Form 10-K, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

EXECUTIVE SUMMARY

Windstream is a customer-focused telecommunications company that provides local telephone, high-speed Internet, long distance, network access, and video services to approximately 3.1 million customers primarily located in rural areas in 16 states. Among the highlights in the second quarter of 2008:

•

The Company added approximately 23,000 high-speed Internet services customers, increasing its high-speed Internet services customer base to over 934,000. During the quarter, the Company lost approximately 37,000 access lines or approximately 1 percent of its total access lines.

•

Revenues and sales decreased $26.8 million, as compared to the second quarter of 2007, primarily due to the sale of the Company’s directory publishing business in the fourth quarter of 2007 and the one time settlement for switched access revenues recorded in the second quarter of 2007 as discussed below. Offsetting these decreases was a $37.2 million increase in revenues due to the acquisition of CT Communications, Inc. (“CTC”).

•

Operating income decreased $3.9 million primarily due to the sale of directory publishing, partially offset by the acquisition of CTC, which accounted for an increase of $7.9 million, as well as the favorable effects of reduced depreciation rates discussed below.

•

The Company generated cash flows from operations of $506.9 million for the six months ended June 30, 2008, which was used to fund capital expenditures of $133.3 million and to pay $225.4 million in dividends to shareholders. Additionally, the Company repurchased 16.0 million of its common shares at a cost of $200.3 million, leaving $199.7 million remaining under Windstream’s $400.0 million stock repurchase program announced in February 2008 that expires at the end of 2009.

•

The Company entered negotiations for the sale of its wireless business, and subsequently reached a definitive purchase agreement on August 7, 2008. As of June 30, 2008, we have reported these operations as discontinued and recognized a pre-tax loss of $18.0 million as discussed below.

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

•

As discussed in detail below, the Company’s revenues and sales and operating income in future periods will continue to be positively impacted by the acquisition of CTC. The Company added approximately 132,000 access lines through the acquisition of CTC in the third quarter of 2007.

•

Wireline revenues and sales are expected to continue to be adversely impacted by future declines in access lines due to increasing competition in the telecommunications industry from cable television providers, wireless communications providers, and providers using other emerging technologies.

•

The Company is also exposed to regulatory uncertainty in state and federal Universal Service Fund (“USF”) programs. Pending regulatory proceedings and other legislative actions could materially reduce the Company’s USF revenues, although near-term expectations are that the Company will maintain its current level of funding absent significant changes in the programs.

•

The split off of the Company’s directory publishing business, which was completed in the fourth quarter of 2007, resulted in a reduction in wireline segment revenues due to the elimination of royalties received on sales of advertising in Windstream telephone directories. The Company agreed to forego these royalty payments for a period of fifty years as part of the split off agreement, and received $506.7 million in up-front consideration for the publishing business (see Note 3). The split off of the publishing business also resulted in the loss of directory publishing revenues, as discussed below in “Directory Publishing”.

•	Economic trends in markets served by the Company could generate increases in bad debt expense, accelerated access line losses and slower high-speed Internet customer growth.

The foregoing risk factors and material transactions, as well as other risks and events that could cause Windstream’s reported financial information to be not necessarily indicative of future operating results or financial condition are discussed in more detail under “Risk Factors” in Item 1A and in the notes to the unaudited interim consolidated financial statements.

STRATEGIC TRANSACTIONS

Discontinued Operations

During the second quarter of 2008, the Company entered negotiations, and subsequently reached a definitive purchase agreement dated August 7, 2008, for the sale of its wireless operations. Accordingly, we have classified these operations as held for sale, and recognized a pre-tax loss of $18.0 million to reduce the carrying value of the assets held for sale to the contemplated transaction price less estimated costs to sell.

For the six months ended June 30, 2008, revenues generated from the wireless operations totaled $23.5 million or approximately one percent of total consolidated revenues. Completion of this transaction will allow management to divest of a non-core asset to focus on other strategic initiatives.

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

In connection with the consummation of the transaction, the parties and their affiliates entered into a publishing agreement whereby Windstream granted Local Insight Yellow Pages, Inc. (“Local Insight Yellow Pages”), the successor to the Windstream subsidiary that once operated the publishing business, an exclusive license to publish Windstream directories in each of its markets other than the newly acquired CTC markets. Local Insight Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area covered under the agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments, which totaled $28.1 million during the six months ended June 30, 2007, from Local Insight Yellow Pages on advertising revenues generated from covered directories for the duration of the publishing agreement.

ORGANIZATION AND RESULTS OF OPERATIONS

The Company is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline and product distribution segments, and directory publishing operations. The Company’s wireline segment consists of its retail and wholesale telecommunications services, including local telephone, high-speed Internet, long distance, network access and video services. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure equipment to both affiliated and non-affiliated businesses. Effective with the completion of the split off of its directory publishing business, as discussed above, the Company’s publishing operations have ceased.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Segment revenues and sales:
Wireline	$783.9	$780.9	$1,571.8	$1,531.3
Product distribution	86.1	85.5	152.1	168.7
Directory publishing	—	45.9	—	68.0

Total business segment revenues and sales	870.0	912.3	1,723.9	1,768.0
Less affiliated eliminations	70.1	85.6	124.0	157.6

Consolidated revenues and sales	799.9	826.7	1,599.9	1,610.4
Segment income:
Wireline	293.9	289.4	592.5	563.4
Product distribution	(0.4)	0.3	(1.1)	(0.5)
Directory publishing	—	4.7	—	2.7

Total business segment income	293.5	294.4	591.4	565.6
Merger and integration costs	(4.6)	(1.6)	(6.2)	(3.2)

Consolidated operating income	288.9	292.8	585.2	562.4
Other income, net	3.0	6.3	8.6	11.5
Interest expense	(103.6)	(108.1)	(208.6)	(222.8)

Income from continuing operations before income taxes	188.3	191.0	385.2	351.1
Income taxes	70.4	75.1	145.4	135.3

Income from continuing operations	117.9	115.9	239.8	215.8
Discontinued operations, net of tax	(15.9)	—	(14.1)	—

Net income	$102.0	$115.9	$225.7	$215.8

The following discussion and analysis details results for Windstream Consolidated Revenues.

The following table reflects the primary drivers of year-over-year changes in consolidated revenues and sales:

Consolidated revenues and sales

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in wireline segment revenues and sales	$3.0		$40.5
Due to changes in product distribution segment revenues and sales	0.6		(16.6)
Due to decreases in revenues and sales from directory publishing	(45.9)		(68.0)
Due to changes in affiliated eliminations	15.5		33.6

Total consolidated revenues and sales	$(26.8)	(3)%	$(10.5)	(1)%

Consolidated revenues and sales decreased $26.8 million, or 3 percent, and $10.5 million, or 1 percent in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. The decreases are primarily due to the sale of the Company’s directory publishing business in the fourth quarter of 2007, as discussed above, and a one time settlement for switched access revenues recorded in the second quarter of 2007, partially offset by the acquisition of CTC. Additionally, consolidated revenues and sales increased due to increases in high-speed Internet customers, partially offset by declines in revenues associated with continued access line losses. The decline in product distribution revenues and associated change in affiliate eliminations were the result of lower sales to affiliates primarily due to the decline in revenues from directory publishing rights and changes in capital expenditures in the Company’s wireline operations during the three and six months ended June 30, 2008.

See below a detailed discussion and analysis of segment revenues and sales in our discussion of segment operating results.

The following discussion and analysis details results for each of Windstream’s operating segments.

Wireline Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, access lines and customers in thousands)	2008	2007	2008	2007(a)(b)
Revenues and sales:
Voice service	$304.5	$314.2	$610.9	$630.8
Long distance	70.9	63.9	142.7	126.0
Data and special access	194.4	170.7	388.6	335.6
Switched access and USF	149.9	154.7	303.5	295.3
Miscellaneous	43.6	42.1	87.9	85.8
Directory publishing rights	1.7	19.1	3.8	28.1
Product sales	18.9	16.2	34.4	29.7

Total revenues and sales	783.9	780.9	1,571.8	1,531.3

Costs and expenses:
Cost of services	256.9	264.0	518.0	510.7
Cost of products sold	18.3	10.6	32.4	21.9
Selling, general, administrative and other	91.1	89.8	183.2	180.6
Depreciation and amortization	123.1	127.1	244.6	251.6
Restructuring charges	0.6	—	1.1	3.1

Total costs and expenses	490.0	491.5	979.3	967.9

Segment income	$293.9	$289.4	$592.5	$563.4
Access lines in service (excludes high-speed Internet lines):
Residential	2,059.6	2,102.1
Business	927.2	904.3
Wholesale (c)	22.3	35.7
Special circuits	115.1	112.1

Total access lines in service	3,124.2	3,154.2

Average access lines in service	3,140.7	3,173.0	3,161.7	3,187.2
Average revenue per customer per month (d)	$83.20	$82.04	$82.86	$80.08
High-speed Internet customers	934.3	752.6
Digital satellite television customers	231.1	150.2
Long distance customers	2,049.7	1,941.0

(a)	In the discussion and analysis provided below regarding changes in wireline revenues and expenses in 2007, the impact of the acquisition of CTC on these changes is considered to be the revenues and expenses recognized by the former CTC operations during the three and six month periods ended June 30, 2008.

(b)	On March 18, 2008, the FCC released an order granting approval for Windstream to convert the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation effective on July 1, 2008. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure because rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure. In conjunction with the approval, the Company changed its presentation of certain wireline segment revenues and expenses to be consistent with the effects of price-cap regulation. Prior year revenues and expenses were changed to reflect the current presentation.

(c)	Wholesale units include unbundled network elements and pay stations.

(d)	Average revenue per customer per month is calculated by dividing total wireline revenues and sales by average access lines in service for the period.

Wireline revenues and sales increased $3.0 million, or less than one percent, and $40.5 million, or 3 percent, in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. The acquisition of CTC accounted for $37.2 million and $73.2 million of the year-over-year increase in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. Partially offsetting this increase was the decrease in revenues derived from directory publishing rights as a result of the split off of the publishing business and the one time settlement for switched access revenues recorded in the second quarter of 2007.

Customer access lines decreased by 1 percent during the twelve months ended June 30, 2008, which reflects declines in both residential and wholesale lines, partially offset by the acquisition of approximately 132,000 access lines from CTC.

During the three and six month periods ended June 30, 2008, the Company’s legacy operations lost approximately 36,000 and 75,000 access lines, respectively, as compared to approximately 35,000 and 65,000 access lines lost during the same periods in 2007. During the three and six month periods ended June 30, 2008, respectively, the Company’s CTC operations lost approximately 1,000 and 4,000 access lines. These declines in access lines primarily reflect the effects of fixed line competition, and wireless substitution. The Company expects access lines to continue to be impacted by these effects in 2008.

To slow the decline of revenue from access line loss in 2008, the Company will continue to emphasize sales of additional services and bundling of its various product offerings, including voice, high-speed Internet, and digital satellite television into one convenient billing solution for its customers. In an effort to further develop enhanced services and bundled product offerings, the Company will continue to invest in its network to offer faster speeds in its high-speed Internet offerings. As of June 30, 2008, the Company could deliver speeds of 3Mb to 93 percent of its addressable lines. Additionally, speeds of 6Mb and 12Mb are available to 57 percent and 28 percent of its high-speed Internet customers, respectively.

During the three and six month periods ended June 30, 2008, the Company added approximately 23,000 and 63,000 high-speed Internet customers, respectively. This increased the Company’s high-speed Internet customer base to over 934,000 customers at June 30, 2008, and represents a penetration rate of 30 percent of total access lines in service, and 45 percent of residential access lines in service.

Voice Service Revenues

Voice service revenues consist of traditional telephone services provided to both residential and business customers. These revenues include monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting. The following table reflects the primary drivers of year-over-year changes in voice service revenues:

Voice service

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$15.4		$30.3
Due to reductions in expanded calling area rate plans	(2.4)		(4.5)
Due to decrease in local number portability surcharge	(2.2)		(4.5)
Due to access line losses and other	(20.5)		(41.2)
Total voice revenues	$(9.7)	(3)%	$(19.9)	(3)%

The decreases in revenues were primarily due to the overall decline in access lines discussed above and reductions in customers on expanded calling area rate plans. As further discussed below, the Company is offering long distance packaged rate plans, which has resulted in customers moving from expanded calling area plans to package calling plans shifting revenues from voice service revenues to long distance revenues. Voice service revenues also decreased in part due to the expiration during the third quarter of 2007 of a five-year period during which the Company was allowed to bill customers a surcharge to recover costs associated with local number portability. Partially offsetting these decreases were increases in voice service revenues due to the acquisition of CTC.

Long Distance Revenues

Long distance revenues resulted from switched interstate and intrastate long distance, long distance calling cards, international calls and operator services. The following table reflects the primary drivers of year-over-year changes in long distance revenues:

Long distance

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$2.8		$4.9
Due to increases in customer billing rates	2.8		5.7
Due to increases in package plans	8.5		14.5
Due to one plus calling and other	(7.1)		(8.4)
Total long distance	$7.0	11%	$16.7	13%

As discussed above, increases in long distance packages were offset by decreases in voice service revenues related to expanded area calling packages. Partially offsetting these increases were declines in one plus calling primarily attributable to customer migration to long distance package offerings and wireless substitution.

Data and Special Access Revenues

Data and special access revenues primarily consist of retail high-speed Internet services and the provision of special access and next generation data services. The following table reflects the primary drivers of year-over-year changes in data and special access revenues:

Data and special access

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$8.6		$17.0
Due to increases in high-speed Internet customers	11.1		25.3
Due to increases in special access revenues	5.1		9.6
Due to increases in next generation data services	1.7		3.8
Other	(2.8)		(2.7)
Total data and special access	$23.7	14%	$53.0	16%

Increases in data and special access revenues are due in part to the acquisition of CTC as well as the significant increase in high-speed Internet customers over the last year, as previously discussed. The remaining increases are due primarily to increases in special access revenues, which represent monthly flat-rate end user charges for dedicated circuits, and virtual networking services. In addition, the Company has realized increases in special access revenues due to strong demand from wireless and other carriers. Increases in next generation data services resulted from the introduction of these services to new markets.

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

Switched access and USF
	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$6.9		$13.8
Due to increase in federal universal service support	5.2		10.0
Due to settlement of inter-carrier traffic dispute in 2007	(13.3)		(13.3)
Other	(3.6)		(2.3)
Total switched access and USF	$(4.8)	(3)%	$8.2	3%

Federal USF programs, including common line and high-cost support, provide federal subsidies to cover the costs of services in order to keep basic service rates affordable. Interstate common line support (“ICLS”) revenues are based largely on the recovery of costs and network investments. The increase in federal USF revenue in 2008 is primarily due to $4.8 million and $9.2 million of additional ICLS revenues resulting from increases in recoverable costs in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. Partially offsetting this increase was a decline due to the favorable resolution of a traffic dispute with another carrier totaling $13.3 million in the second quarter of 2007.

As further discussed below in “Regulatory Matters – Wireline Operations”, on March 18, 2008, the FCC granted the Company’s request to convert the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation effective July 1, 2008. As a result of the conversion, the Company’s ICLS support will transition from recovery of costs and network investments to a fixed monthly dollar amount of support per access line. Access lines are expected to decline in future periods thereby reducing future federal USF support. Additionally, a phased reduction of interstate access rates will result in an estimated decline of $8.4 million in these revenues over the next three years. Finally, on July 1, 2008, the Company will discontinue its assessment of the USF surcharge on high-speed Internet services. As a result of this change, the Company will have a proportionate decline in USF revenues and contribution expense.

Miscellaneous Revenues

Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. The following table reflects the primary drivers of year-over-year changes in miscellaneous revenues:

Miscellaneous
	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$0.9		$1.9
Due to network management services performed for Alltel	1.3		2.3
Other	(0.7)		(2.1)
Total miscellaneous	$1.5	4%	$2.1	2%

Miscellaneous revenues increased in 2008, primarily due to the acquisition of CTC and the provision of network management services to Alltel. In the second quarter of 2008, Windstream billed Alltel $5.7 million in connection with these services. Alltel has begun to transition these services to their own network, and the transition is expected to be completed in the next six to twelve months. Partially offsetting these year-over-year increases were decreases in service fees associated with the decline in access lines.

Directory Publishing Rights

Due to the sale of the Company’s directory publishing business in the fourth quarter of 2007 as discussed above, revenues from directory publishing rights decreased $17.4 million and $24.3 million in the three and six month periods of 2008, respectively, as compared to the same periods of 2007.

Product Sales

Product sales represent equipment sales to customers, including sales of high-speed Internet modems and customer premise equipment. Product sales increased $2.7 million, or 17 percent, and $4.7 million, or 16 percent, in the three and six month periods of 2008, respectively, as compared to the same periods of 2007. The acquisition of CTC accounted for $0.8 million and $1.7 million, of the year-over-year increases in product sales, respectively. Of the remaining year-over-year increases, $2.3 million and $3.0 million, respectively, were primarily due to residential computer sales to qualifying high-speed Internet customers in select markets. These computers are sold at a loss to customers that sign a multi-year contract.

Average Revenue per Customer

Average revenue per customer per month increased 1 percent and 3 percent in the three and six month periods of 2008, respectively, as compared to the same periods of 2007, primarily due to high-speed Internet customer growth and pricing increases on long distance services as discussed above. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of high-speed Internet and other enhanced services to new and existing customers.

Cost of Services

Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense, bad debt expense and business taxes. The following table reflects the primary drivers of year-over-year changes in cost of services:

Cost of services
	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$14.4		$29.1
Due to increases in interconnection expense	1.5		3.9
Due to decreases in network operations expense	(10.1)		(15.7)
Due to decreases in customer service expense	—		(2.0)
Due to increases in bad debt expense	1.2		6.5
Due to decrease in business taxes and USF fees	(9.1)		(7.4)
Other	(5.0)		(7.1)
Total cost of services	$(7.1)	(3)%	$7.3	1%

Increases in cost of services are due primarily to the acquisition of CTC. The decrease in network operations expense in 2008 is primarily due to the decline in employee benefit costs relative to postretirement and pension expense, as discussed further in Note 8. Additionally, network operations expense decreased due to lower network maintenance costs and a decrease in pole attachment expense due to the completion of certain pricing reviews in the prior year that resulted in retroactive adjustments to this expense. Partially offsetting these decreases in network operations expense were increases in fuel costs and utilities. Decreases in customer service expense in the six month period of 2008, were due to the realignment of the customer service operations in 2007 and the realization of operational efficiencies.

Increases in bad debt expense in 2008 are primarily due to increases in non-pay disconnects and other account write-offs. Decreases in business taxes and USF fees were primarily due to a decline in property taxes as well as the recognition of a retroactive excise tax liability incurred in the second quarter of 2007, partially offset by increases in both the contribution factors used to determine the Company’s USF obligations, as well as a corresponding increase in the revenue base.

Cost of Products Sold

Cost of products sold increased $7.7 million, or 73 percent, and $10.5 million, or 48 percent, in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods of 2007, consistent with the increase in product sales due to the acquisition of CTC and computer sales discussed above. Gross margin on product sales decreased $5.0 million and $5.8 million in the three and six month periods of 2008, respectively, as compared to the same periods of 2007. This was primarily due to losses incurred on computer sales to promote the Company’s high-speed Internet services, as previously discussed.

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

Selling, general, administrative and other expenses
	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$5.2		$11.3
Due to increases in advertising	1.2		1.4
Due to decreases in information technology services	(1.8)		(6.5)
Due to decreases in general and administrative expense and other	(3.3)		(3.6)
Total selling, general, administrative and other expenses	$1.3	1%	$2.6	1%

Increases in SG&A expenses in 2008 are due primarily to the acquisition of CTC and the increase in advertising costs. Partially offsetting the increase in SG&A was the realignment of the Company’s information technology functions during the first quarter of 2007 (as discussed further below), and a reduction in insurance costs in the second quarter of 2008 due to better than expected claims experience.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

Depreciation and amortization expense
	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$8.5		$16.8
Due to depreciation rate studies and other	(12.5)		(23.8)
Total depreciation and amortization expense	$(4.0)	(3)%	$(7.0)	(3)%

Decreases in depreciation expense in 2008 primarily reflect the results of studies completed during the second and fourth quarters of 2007 that lowered the Company’s depreciation rates. Depreciable lives were revised to reflect the estimated remaining useful lives of wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. Partially offsetting these decreases was the increase related to the acquisition of CTC, including the amortization of acquired intangible assets (see Note 4).

Restructuring Charges

The Company incurred $1.1 million in severance and employee-related costs during the six months ended June 30, 2008, primarily related to the announced realignment of certain information technology and business sales functions.

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

Wireline Segment Income

The following table reflects the primary drivers of year-over-year changes in wireline segment income:

Wireline segment income
	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$7.9		$13.7
Due to depreciation rate studies and other	12.5		23.8
Due to directory publishing rights	(17.4)		(24.3)
Other	1.5		15.8
Total wireline segment income	$4.5	2%	$29.0	5%

Increases in segment income are due partially to the acquisition of CTC. The changes in segment income in 2008 also resulted from the decrease in revenues derived from directory publishing rights as a result of the split off of the publishing business, the one time settlement for switched access revenues recorded in the second quarter of 2007 and continued access line losses, partially offset by increases in high-speed Internet customers. The remaining changes in segment income resulted from the favorable effects of the decrease in restructuring charges, reduced depreciation rates as discussed above and the Company’s cost containment efforts.

Regulatory Matters – Wireline Operations

Our incumbent local exchange carrier subsidiaries (collectively the “ILECs”) are regulated by both federal and state agencies. Interstate products and services and the related earnings are subject to federal regulation by the FCC, and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over interstate switched and special access rates and high-speed Internet service offerings and regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. State PSCs have principal jurisdiction over matters including local service rates, intrastate access rates, quality of service, depreciation rates, the disposition of public utility property and the issuance of securities or debt by the local operating companies.

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

From time to time, federal legislation is introduced dealing with various matters that could affect our business. Currently, four bills addressing comprehensive universal service reform have been introduced and are being discussed in Congressional committees. Most proposed legislation of this type never becomes law. It is difficult to predict what kind of reform efforts, if any, may be introduced in Congress and ultimately become law. Windstream strongly supports the modernization of the nation’s telecommunications laws, but at this time, cannot predict the timing and the resulting financial impact of any possible federal legislative efforts.

Price-Cap Petition Granted by FCC

On March 18, 2008, the FCC granted a petition filed by Windstream on August 7, 2007, in which the Company requested the FCC to permit the Company to convert the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation effective July 1, 2008. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure, because rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure and under price-cap regulation, high-speed Internet services can be deregulated. The Company deregulated its high-speed Internet services on July 1, 2008. Prior to July 1, 2008, with the exception of our Nebraska and New Mexico operations, and a portion of our Kentucky, Oklahoma and Texas operations, our interstate ILEC operations, consisting primarily of network access services, were subject to rate-of-return regulation by the FCC. However, as a result of the FCC’s March 18th order, the vast majority of the Company’s ILEC operations converted to price-cap regulation on July 1, 2008.

State Regulation

Local and Intrastate Rate Regulation

Most states in which our ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services. We have elected alternative regulation for our ILEC subsidiaries in all states except New York. On March 4, 2008, the New York PSC issued an order providing rate flexibility to certain rate-of-return regulated carriers, like Windstream, based on the level of competition in their service areas and whose regulated earnings are no higher than five percent above their authorized threshold. We continue to advocate for greater alternative regulation options in New York where our ILEC subsidiary remains subject to rate-of-return regulation.

State Universal Service

We recognize revenue from state universal service funds in a limited number of states in which we operate. In the second quarter of 2008, Windstream received $35.0 million in state universal service support, which included approximately $26.0 million from the Texas USF. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets.

During the third quarter of 2007, the staff of a state Public Utility Commission (“PUC Staff”) notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued a Notice of Violation and recommended that the Company be assessed a fine in the amount of $5.2 million in addition to the initial refund request for failure to refund the requested amount. The Company believes its universal service receipts in question are in compliance with all applicable regulatory requirements, that it has not been over-compensated and that no refund or penalty is owed. The Company plans to defend its position in hopes of eliminating or reducing the assessment but at this time cannot predict the outcome of the proceeding (see Note 7).

Texas USF Large Company High Cost Program Settlement

The rules governing the Texas universal service fund provide for a review of the fund every three years. In the third quarter of 2007, the Texas Public Utility Commission Staff (“PUC”) filed a petition to review the USF amounts received by the large company participants. In March 2008, Windstream, along with all the other parties in this proceeding including three other ILECs receiving support from the large company fund, reached agreement on a framework that will determine the amount of support each company receives from the fund effective January 1, 2009. As a result of this agreement, the annual amount of support received from the fund by the Company will decline by approximately $5.6 million. However, the Company expects to recover at least that amount from its end user customers through modest rate increases allowed as part of the agreement, which will be phased in over three years beginning January 1, 2009. The Texas PUC approved the settlement on April 25, 2008.

The Texas USF small company high cost fund will likely be under review beginning next year. Windstream receives approximately $13.0 million annually from the Texas high cost program for small companies. The Company does not expect to incur any significant reductions in the amount of support from this fund.

Product distribution
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Revenues and sales:
Product sales	$86.1	$85.5	$152.1	$168.7

Total revenues and sales	86.1	85.5	152.1	168.7

Costs and expenses:
Cost of products sold	81.8	79.9	143.4	157.8
Selling, general, administrative and other	4.6	5.1	9.5	11.1
Depreciation and amortization	0.1	0.2	0.3	0.3
Restructuring charges	—	—	—	0.1

Total costs and expenses	86.5	85.2	153.2	169.3

Segment (loss) income	$(0.4)	$0.3	$(1.1)	$(0.6)

Revenues and sales from the Company’s product distribution operations reflect sales of telecommunications equipment to affiliated wireline subsidiaries and non-affiliated telecommunications companies. Revenues and sales from the Company’s product distribution operations increased $0.6 million, or 1 percent, and decreased $16.6 million, or 10 percent, in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. Sales of telecommunications equipment and data products to the Company’s affiliated subsidiaries increased $4.6 million in the three month period of 2008 and decreased $5.6 million in the six month period of 2008, as compared to the same periods in the prior year. This was due primarily to a slight increase in capital expenditures during the second quarter of 2008 and the decrease in capital expenditures in the Company’s wireline operations during the six month period ended 2008, as compared to the same periods of 2007. Sales to external customers decreased $4.0 million and $11.0 million in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods of 2007, reflecting decreases in sales to smaller telecommunications providers and contractors. Product distribution segment income in the six month period ended June 30, 2008 remained relatively unchanged, as compared to the same periods of 2007.

The product distribution segment incurred $0.1 million in restructuring and other charges related to a workforce reduction during the six month period ended June 30, 2007.

Directory Publishing
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Revenues and sales:
Directory publishing	$—	$45.9	$—	$68.0

Total revenues and sales	—	45.9	—	68.0

Costs and expenses:
Cost of services	—	—	—	—
Cost of products sold	—	33.9	—	50.0
Selling, general, administrative and other	—	7.7	—	15.3
Depreciation and amortization	—	(0.4)	—	—
Restructuring charges	—	—	—	—

Total costs and expenses	—	41.2	—	65.3

Segment income (loss)	$—	$4.7	$—	$2.7

Results during the first six months of 2007 were derived from the publication of directories for affiliated and non-affiliated local exchange carriers. The Company completed the split off of its directory publishing business during the fourth quarter of 2007, as previously discussed.

The following discussion and analysis details Windstream’s consolidated merger and integration costs.

Merger and Integration Costs

Merger and integration costs include costs incurred related to strategic transactions, including transaction costs, rebranding costs and system conversion costs. These costs are unpredictable by nature and are not included in the determination of segment income.

Set forth below is a summary of merger and integration costs for the three and six month periods ended June 30:

Merger and integration costs
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Transaction costs associated with the acquisition of CTC	$—	$—	$0.1	$—
Transaction costs associated with the split off of directory publishing	—	1.6	—	3.2
Computer system separation and conversion costs	4.6	—	6.1	—

Total merger and integration costs	$4.6	$1.6	$6.2	$3.2

Transaction costs primarily include charges for accounting, legal and broker fees and other miscellaneous costs associated with the acquisition of CTC and the disposition of the publishing business. Other merger and integration costs during 2008 include computer system and conversion costs. These costs are considered indirect or general and are expensed when incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”. During the second quarter of 2008, the Company determined not to use certain software acquired in the CTC acquisition; therefore, we recognized a $5.4 million non-cash charge to abandon this asset, of which $0.8 million was related to the wireless business (see Note 15).

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

Unpaid merger, integration and restructuring liabilities totaling $3.3 million consist of $0.6 million of costs associated with the acquisition of CTC, Valor lease termination costs of $2.6 million, and $0.1 million of employee-related benefit costs, and are included in other current liabilities in the accompanying unaudited interim consolidated balance sheet as of June 30, 2008. The CTC transaction costs primarily consist of system conversion and severance and related employee costs for employees that were terminated following the billing conversion in the first quarter of 2008. Valor lease payments will be made over the remaining term of the lease. Each of these payments will be funded through operating cash flows (see Note 9).

The following discussion and analysis details results of Windstream’s consolidated operating income and all other consolidated results presented below operating income.

The following table reflects the primary drivers of year-over-year changes in consolidated operating income:

Consolidated operating income
	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in wireline segment income	$4.5		$29.0
Due to changes in product distribution segment income	(0.7)		(0.5)
Due to changes in directory publishing segment income	(4.7)		(2.7)

Total	$(0.9)	0%	$25.8	5%

Increases in operating income in 2008 are due in part to the acquisition of CTC, partially offset by the sale of directory publishing and the one time settlement for switched access revenues recorded in the second quarter of 2007. The remaining changes in operating income in 2008 were primarily attributable to a slight growth in revenue associated with the increases in high-speed Internet customers partially offset by continued access line losses, the favorable effects of reduced depreciation rates discussed above, and the Company’s cost containment efforts.

Other income, net
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Interest income on cash and short-term investments	$0.4	$4.0	$1.2	$8.3
Sale of investments	—	—	7.3	0.3
Mark-to-market of interest rate swap agreement	4.7	2.5	0.8	2.9
Other expense, net	(2.1)	(0.2)	(0.7)	—

Other income, net	$3.0	$6.3	$8.6	$11.5

Other income, net decreased $3.3 million, or 52 percent, and $2.9 million, or 25 percent, in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. Decreases were primarily due to the decrease in interest income earned on cash and short-term investments, as compared to the same periods of 2007, primarily due to the reduction in the Company’s cash on hand following the funding of the acquisition of CTC on August 31, 2007, and repurchases of Company stock in accordance with the Company’s announced stock repurchase program discussed below. Partially offsetting the decrease was a $7.3 million gain from the sale of the Company’s investments in non-consolidated cellular partnerships acquired through the merger with Valor in 2006. Additionally, there was an increase in the fair value of the undesignated portion of an interest rate swap agreement, as discussed further in Note 5. Pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended, changes in the market value of the undesignated portion of this interest rate swap are included in net income. The market value calculation of this interest rate swap is based on estimates of forward variable interest rates, and changes in estimated forward rates could result in significant non-cash increases or decreases in other income, net in future periods.

Interest expense
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Senior secured credit facility, Tranche A	$3.2	$8.6	$7.3	$17.1
Senior secured credit facility, Tranche B	16.1	24.8	36.9	62.2
Senior secured credit facility, revolving line of credit	2.2	0.6	4.7	1.2
Senior unsecured notes	63.8	63.7	127.5	121.9
Notes issued by subsidiaries	9.9	10.1	19.9	20.2
Other interest expense	—	—	0.1	0.1
Impacts of interest rate swaps	8.5	1.1	13.0	2.0
Less capitalized interest expense	(0.1)	(0.8)	(0.8)	(1.9)

Total interest expense	$103.6	$108.1	$208.6	$222.8

Interest expense decreased $4.5 million, or 4 percent, and $14.2 million, or 6 percent, in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. This decrease was primarily due to the November 2007 retirement of $210.5 million of Tranche A senior secured debt under its credit facility in a debt-for-debt exchange related to the sale of its publishing business, as well as the decline in the LIBOR (London-Interbank Offered Rate) rate impacting the Tranche A notes, partially offset by the increase resulting from the impacts in interest rate swaps (see Note 5). In addition, the Company incurred $5.3 million in non-cash interest expense in the first quarter of 2007 on Tranche B of its senior secured credit facilities due to the write-off of previously capitalized debt issuance costs. These debt issue costs were associated with $500.0 million of the Tranche B loan that was paid down pursuant to the refinancing transaction during the first quarter of 2007. The weighted-average interest rate paid on the Company’s long-term debt for six months ended June 30, 2008 was 7.7 percent, as compared to 8.0 percent for the same period of 2007.

Income Taxes

Income tax expense decreased $4.7 million, or 6 percent, and increased $10.1 million, or 7 percent, in the three and six month periods ending June 30, 2008, respectively, as compared to the same periods of 2007. The change in income tax expense is generally consistent with the Company’s change in income before taxes. The Company’s effective tax rate decreased to 37.4 percent and 37.7 percent in the three and six month periods ended June 30, 2008, respectively, as compared to 39.3 percent and 38.5 percent in the corresponding periods of 2007. For 2008, the Company’s annual effective income tax rate is expected to range between 37.5 and 38.5 percent. Changes in the relative profitability of the Company’s operating segments, as well as recent and proposed changes to federal and state tax laws, may cause the rate to change from historical rates. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

Discontinued Operations, Net of Tax

During the second quarter of 2008, the Company entered negotiations, and subsequently reached a definitive purchase agreement dated August 7, 2008, for the sale of its wireless business that was acquired from CTC on September 1, 2007. In connection with the contemplated transaction, we have reported the related results as discontinued operations and recognized a pre-tax loss of $18.0 million to reduce the carrying value of the assets held for sale to the contemplated transaction price less estimated costs to sell. Wireless business income before taxes of $1.1 million and $3.5 million for the three and six month periods ending June 30, 2008, respectively, were reported as discontinued operations in the unaudited interim consolidated statements of income (see Notes 15 and 16). Upon consummation of the contemplated transaction, the Company expects to recognize additional tax expense of approximately $9.7 million related to the excess of consideration to be received over tax basis in the assets to be sold.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Restrictions imposed by the separation agreement with Alltel, which among other things, limited the amount of stock the Company could issue to raise additional capital, expired effective July 18, 2008. The expiration of these restrictions, which were originally intended to prevent Windstream from taking any action that could cause the spin off from Alltel to be taxable to Alltel under the Section 355(e) of the Internal Revenue Code, gives Windstream more flexibility to fund future strategic opportunities.

During the six months ended June 30, 2008, the Company generated approximately $507.0 million in cash flows from operations and ended the second quarter with $59.6 million in cash and short-term investments. At June 30, 2008, current maturities of long-term debt were $24.3 million. The Company expects to fund the payment of these obligations through operating cash flows over the next twelve months. At June 30, 2008, the Company also had $374.1 million available under its $500.0 million revolving line of credit, which expires in 2011. We expect that cash on hand, along with cash generated from operations during the year, will be adequate to finance the ongoing operating requirements, capital expenditures, scheduled principal and interest payments of long-term debt and payments of dividends in 2008. Any temporary cash needs will be funded through borrowings available under the revolving line of credit.

The Company’s board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors. Dividends paid to shareholders were $0.50 per share during the six months ended June 30, 2008, totaling $225.4 million. Windstream also paid $109.9 million to shareholders in July 2008 pursuant to a $0.25 quarterly dividend declared during the second quarter of 2008.

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. Through June 30, 2008, the Company had repurchased 16.0 million shares under this program for $200.3 million. While it is the Company’s intention to fully achieve this plan over this period, other opportunities to enhance shareholder returns will be reviewed as they become available. At June 30, 2008, the Company had approximately $520.0 million of restricted payments capacity under its indentures to complete the share repurchase program. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other strategic investments reduce the available restricted payments capacity.

The Economic Stimulus Act of 2008 enacted on February 13, 2008 will allow Windstream to deduct for federal income tax purposes an amount equal to half of the costs of qualifying assets purchased and placed in service in 2008. The acceleration of tax depreciation could result in the deferral in cash tax payments of approximately $45.0 million to $50.0 million based on currently estimated 2008 capital expenditures ranging from $300.0 to $320.0 million.

As discussed further in Note 5, the Company currently has approximately $5.4 billion in long-term debt outstanding, including current maturities. This outstanding debt is primarily comprised of its approximately $1.8 billion senior secured credit facilities, approximately $3.0 billion in unsecured senior notes, and approximately $0.6 billion in debt issued by the Company’s subsidiaries. With respect to scheduled principal payments on these borrowings over the next five years, the Company retired $210.5 million of Tranche A debt under its senior secured credit facilities pursuant to the split off of the publishing business. As a result, scheduled principal payments under the credit facility have been reduced to $14.0 million per year through 2011. In addition, the Company will make sinking fund payments of approximately $10.0 million per year on its subsidiary debt. The remaining principal balance of Tranche A and the revolving line of credit of the senior secured credit facilities, totaling approximately $400.0 million, will be due in 2011.

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

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2008, the Company was in compliance with all such covenants and restrictions.

Windstream’s senior secured and senior unsecured credit ratings with Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) were as follows at June 30, 2008:

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

Historical Cash Flows

	Six Months Ended June 30,
(Millions)	2008	2007
Cash flows provided from (used in):
Operating activities	$506.9	$513.5
Investing activities	(105.4)	(176.8)
Financing activities	(413.9)	(239.7)

(Decrease) increase in cash and short-term investments	$(12.4)	$97.0

Cash Flows-Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities decreased by $6.6 million in the six months ended June 30, 2008, as compared to the same period in 2007, primarily from changes in taxes and working capital requirements, including timing differences in the billing and collections of accounts receivable, payment of trade payables and purchases of inventory. These decreases were partially offset by new cash flows generated in 2008 from the acquired CTC operations and timing of interest payments. During the first six months of 2008, the Company generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2008.

Cash Flows-Investing Activities

Capital expenditures for the six months ended June 30, 2008, were $133.3 million, as compared to $178.0 million for the same period in 2007. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to expand our offering of other communications services, including high-speed Internet communication services. The Company funded its capital expenditures through internally generated funds.

Capital expenditures were partially offset by $17.3 million in net proceeds received on the sale of acquired assets held for sale discussed in Note 3, “Acquisitions and Dispositions”.

Cash Flows-Financing Activities

As discussed above, the primary use of funds through financing activities was the payment of dividends to shareholders during the first six months of 2008. These payments decreased by $13.1 million in the six months ended June 30, 2008, as compared to the same period in 2007 primarily due to fewer shares issued and outstanding as of June 30, 2008 as a result of the stock repurchase program. During the first six months of 2008, the Company repurchased 16.0 million shares of its common stock.

Repayments of borrowings were $207.1 million for the six months ended June 30, 2008, and $500.1 million for the six months ended June 30, 2007. Debt issued, net of issuance costs, during the six months ended June 30, 2008 and 2007 totaled $220.0 and $498.9 million, respectively. During the first six months of 2008, the Company borrowed $220.0 million from its $500.0 million revolving credit agreement, of which $200.0 million was repaid during the six month period. Additionally, repayments of borrowings and debt issued in the six months ended June 30, 2007, were primarily due to the refinancing transaction discussed in further detail in Note 5. Other retirements of long-term debt in both periods reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.

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

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 in the Company’s Annual Report on Form 10-K, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. See Note 6, “Fair Value Measurements”, for discussion relating to the Company’s adoption of SFAS No. 157 “Fair Value Measurements”. Other than the adoption of SFAS No. 157 discussed in Note 2, there were no material changes to the Company’s critical accounting policies during the six month period ended June 30, 2008.

Recently Adopted Accounting Pronouncements

SFAS No. 157 – Effective January 1, 2008, Windstream adopted SFAS No. 157, for financial assets and liabilities recognized at fair value. SFAS No. 157 defined fair value, established a framework for measuring fair value and expanded disclosures about the use of fair value to measure assets and liabilities. Although the adoption of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our consolidated financial statements, applying the fair value measurement framework to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis may have a material impact on future consolidated financial statements.

SFAS No. 159 – In the first quarter of 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115”. Since Windstream did not elect the fair value option for any of its eligible financial assets and liabilities, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements.

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

SFAS No. 160 – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements, separate from the parent’s equity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have any impact on its consolidated financial statements.

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

FASB Staff Position (“FSP”) No. FAS 142-3 – In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” for intangible assets acquired after adoption. Under FSP No. FAS 142-3 an entity should consider its own historical experience in renewing similar arrangements or market participant assumptions in the absence of historical experience. FSP No. FAS 142-3 also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP No. FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Windstream is currently evaluating the impact FSP No. FAS 142-3 will have on our financial statements.

SFAS No. 162 – On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the effects, if any, that SFAS No. 162 will have on its consolidated financial statements.

FSP No. EITF 03-6-1 – In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP No. EITF 03-6-1, concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. We are evaluating the impact of this standard but do not believe it will have a material impact on basic or diluted earnings per share.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain forward-looking statements. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the Quarterly Report on Form 10-Q for the period ending June 30, 2008. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

The Company’s market risks at June 30, 2008 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, the Company is exposed to market risk from changes in interest rates. The Company does not directly own significant marketable equity securities other than highly liquid short-term investments, nor does it operate in foreign countries. However, the Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

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

Due to the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million at July 17, 2006 to convert variable interest rate payments to fixed. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,343.8 million as of June 30, 2008. The variable rate received by Windstream on these swaps was 2.72 percent at June 30, 2008, which is the three-month LIBOR (London-Interbank Offered Rate) on April 17, 2008. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which had an unamortized notional value of $110.1 million as of June 30, 2008, are recognized in net income, including $4.7 million and $0.8 million recognized as other income in the unaudited consolidated statement of income for the three and six months ended June 30, 2008, respectively. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of June 30, 2008, the unhedged portion of the Company’s variable rate senior secured credit facilities was $445.5 million, or approximately 8 percent of its total outstanding long-term debt. Windstream has estimated its interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $4.5 million. Actual results may differ from this estimate.

Equity Risk

The Company is exposed to market risk through the Company’s pension plan investments. The fair market value of these investments, totaling $865.6 million at June 30, 2008, decreased 13.5 percent from $1,001.0 million at December 31, 2007. However, long-term returns are expected to approximate 8.0 percent based on historical investment performance, as well as input from investment advisors. Projected returns by such advisors were based on broad equity and bond indices. At December 31, 2007, the Company’s pension plan was overfunded by approximately $107.5 million.

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

Item 1A. Risk Factors

During the first six months of 2008, there have been no material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February  29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. Information associated with this plan is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value that May Yet Be Purchased Under the Plans (Millions)
April 1-30, 2008	—	$—	—	$299.8
May 1-31, 2008	3,250,100	13.10	3,250,100	$257.2
June 1-30, 2008	4,365,100	13.16	4,365,100	$199.7

Total	7,615,200	$13.13	7,615,200

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Stockholders’ Meeting was held on May 8, 2008 in Little Rock, Arkansas. At the meeting, the following items were submitted to a vote of stockholders.

1.	The stockholders elected all persons nominated to serve as a director as set forth in the Company’s Proxy Statement dated March 31, 2008, with the following vote results:

Nominee	Votes For	Votes Withheld
Carol B. Armitage	403,217,780	6,807,345
Samuel E. Beall, III	403,073,790	6,951,335
Dennis E. Foster	402,980,247	7,044,878
Francis X. Frantz	399,306,344	10,718,781
Jeffery R. Gardner	403,140,567	6,884,558
Jeffrey T. Hinson	401,491,522	8,533,603
Judy K. Jones	403,137,142	6,887,983
William A. Montgomery	403,124,610	6,900,515
Frank E. Reed	402,839,839	7,185,286

2.	The stockholders ratified the appointment of PricewaterhouseCoopers LLP as Windstream’s independent registered public accountant for 2008 with 405,255,029 votes for, 1,272,677 votes against and 3,497,419 abstentions.

3.	The stockholders voted upon and rejected a stockholder proposal entitled “Advisory Vote on Executive Compensation” with 138,333,209 votes for, 193,962,687 votes against, 8,348,248 abstentions and 69,380,981 broker non-votes.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 53.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Brent Whittington
Brent Whittington
Executive Vice President—Chief Financial Officer
(Principal Financial Officer)
August 8, 2008

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