Form 10-Q
period 2008-09-30
WINDSTREAM CORP
filed 2008-11-07
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of common shares outstanding as of October 31, 2008: 439,422,952

The Exhibit Index is located on page 55.

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2008	2007	2008	2007
Revenues and sales:
Service revenues	$742.0	$742.2	$2,254.7	$2,191.2
Product sales	52.1	76.6	139.3	238.0

Total revenues and sales	794.1	818.8	2,394.0	2,429.2
Costs and expenses:
Cost of services (excluding depreciation of $99.3, $108.7, $294.3 and $310.3, respectively, included below)	249.8	245.0	743.1	732.9
Cost of products sold	48.4	45.4	124.9	140.1
Selling, general, administrative and other	100.5	105.1	293.2	312.1
Depreciation and amortization	123.8	132.4	368.7	384.4
Restructuring charges	1.0	0.3	2.1	3.5
Merger and integration costs	—	2.4	6.2	5.6

Total costs and expenses	523.5	530.6	1,538.2	1,578.6
Operating income	270.6	288.2	855.8	850.6

Other income, net	0.5	0.2	9.1	11.7
Interest expense	(103.3)	(109.6)	(311.9)	(332.4)

Income from continuing operations before income taxes	167.8	178.8	553.0	529.9
Income taxes	63.5	61.3	208.9	196.6

Income from continuing operations	104.3	117.5	344.1	333.3
Discontinued operations, net of tax expense of $1.2, $0.4, $0.8 and $0.4, respectively	1.6	0.2	(12.5)	0.2

Net income	$105.9	$117.7	$331.6	$333.5
Earnings per share:
Basic:
Income from continuing operations	$.24	$.25	$.78	$.70
Income (loss) from discontinued operations	—	—	(.03)	—

Net income	$.24	$.25	$.75	$.70
Diluted:
Income from continuing operations	$.24	$.25	$.78	$.70
Income (loss) from discontinued operations	—	—	(.03)	—

Net income	$.24	$.25	$.75	$.70

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Millions) Assets	(Unaudited) September 30, 2008	December 31, 2007
Current Assets:
Cash and cash equivalents	$111.6	$72.0
Accounts receivable (less allowance for doubtful accounts of $13.6 and $13.1, respectively)	329.1	320.7
Inventories	31.0	29.6
Deferred income taxes	22.4	32.0
Prepaid expenses and other	55.0	40.3
Assets held for sale:
Acquired assets held for sale	0.5	26.6
Assets of discontinued operations	10.0	7.2

Total current assets	559.6	528.4

Goodwill	2,224.2	2,224.2
Other intangibles	1,144.5	1,184.1
Net property, plant and equipment	3,911.4	4,030.3
Other assets	164.7	195.7
Non-current assets of discontinued operations	55.8	78.5
Total Assets	$8,060.2	$8,241.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$24.3	$24.3
Accounts payable	149.9	158.1
Advance payments and customer deposits	94.3	91.1
Accrued dividends	109.9	113.6
Accrued taxes	69.9	53.2
Accrued interest	69.8	139.6
Other current liabilities	88.3	91.3
Liabilities of discontinued operations	4.9	7.1

Total current liabilities	611.3	678.3
Long-term debt	5,371.4	5,331.2
Deferred income taxes	1,210.6	1,133.4
Other liabilities	326.3	398.5
Total liabilities	7,519.6	7,541.4
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 439.4 and 454.5 shares issued and outstanding, respectively	—	—
Additional paid-in capital	96.6	286.8
Accumulated other comprehensive loss	(72.1)	(103.0)
Retained earnings	516.1	516.0

Total shareholders’ equity	540.6	699.8
Total Liabilities and Shareholders’ Equity	$8,060.2	$8,241.2

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2008	2007
Cash Provided from Operations:
Net income	$331.6	$333.5
Adjustments to reconcile net income to net cash provided from operations:
Loss on net assets held for sale	16.4	—
Depreciation and amortization	370.9	384.7
Provision for doubtful accounts	25.1	19.9
Stock-based compensation expense	13.5	12.1
Pension and postretirement benefits expense	12.3	28.9
Deferred taxes	74.3	9.7
Other, net	8.8	9.4
Changes in operating assets and liabilities, net:
Accounts receivable	(27.9)	(24.8)
Prepaid expenses and other	(15.6)	2.2
Accounts payable	(8.7)	(4.3)
Accrued interest	(69.8)	(74.0)
Accrued taxes	17.5	23.4
Other current liabilities	(12.5)	(45.5)
Other, net	(6.1)	8.6

Net cash provided from operations	729.8	683.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(219.5)	(268.3)
Acquisition of CT Communications, net of cash acquired	—	(547.6)
Disposition of acquired assets held for sale	17.3	—
Other, net	11.6	2.0

Net cash used in investing activities	(190.6)	(813.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(335.3)	(357.7)
Stock repurchase	(200.3)	—
Repayment of debt	(340.7)	(577.7)
Debt issued, net of issuance costs	380.0	748.9
Other, net	(3.3)	(2.3)

Net cash used in financing activities	(499.6)	(188.8)

Increase (decrease) in cash and cash equivalents	39.6	(318.9)
Cash and Cash Equivalents:
Beginning of period	72.0	386.8

End of period	$111.6	$67.9

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2007	$286.8	$(103.0)	$516.0	$699.8
Net income	—	—	331.6	331.6
Other comprehensive income, net of tax: (see Note 10)
Change in employee benefit plans	—	27.1	—	27.1
Unrealized holding gain on interest rate swaps	—	3.8	—	3.8
Comprehensive income	—	30.9	331.6	362.5
Stock repurchase	(200.3)	—	—	(200.3)
Stock-based compensation expense	13.5	—	—	13.5
Tax withheld on vested restricted stock and other	(3.4)	—	—	(3.4)
Dividends of $0.75 per share declared to stockholders	—	—	(331.5)	(331.5)
Balance at September 30, 2008	$96.6	$(72.1)	$516.1	$540.6

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

_____

1.	Preparation of Interim Financial Statements:

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

On August 7, 2008, Windstream entered into a definitive agreement to sell its wireless business. Accordingly, we have presented the related results as discontinued operations, and prior period financial statements, including segment information, have been reclassified to reflect this change in the periods presented (see Note 15).

Certain amounts previously reported have been reclassified to conform to the current year presentation of the consolidated financial statements. These reclassifications did not impact net or comprehensive income.

2.	Accounting Changes:

Change in Accounting Estimate - Effective October 1, 2007, the Company prospectively reduced the depreciable rates of assets held and used in its operations in New York, Mississippi, Georgia, Ohio, Nebraska, Oklahoma, and Kentucky to reflect the results of studies completed in the fourth quarter of 2007. In addition, during April 2007, the Company completed studies of the depreciable lives of assets held and used in its Missouri operations and in an operating subsidiary in Texas. The related depreciation rates were changed effective April 1, 2007. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effect of the change on depreciation rates in the operations discussed above resulted in a decrease in depreciation expense of $12.4 million and $38.9 million and an increase in net income of $7.7 million and $24.2 million for the three and nine months ended September 30, 2008, respectively.

Recently Adopted Accounting Standards

SFAS No. 157 - Effective January 1, 2008, Windstream adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for financial assets and liabilities recognized at fair value. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. SFAS No. 157 clarified the definition of fair value, established a framework for measuring fair value and expanded the disclosures related to fair value measurements that are included in a company’s financial statements. It emphasized that fair value is a market-based measurement and not an entity-specific measurement, and that it should be based on an exchange transaction in which a company sells an asset or transfers a

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

liability. SFAS No. 157 also established a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. See Note 6 for information and related disclosures regarding Windstream’s fair value measurements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”, which allowed a one-year deferral of implementation for non-financial assets and liabilities, except items recognized or disclosed at fair value on an annual or more frequently recurring basis until fiscal years beginning after November 15, 2008 and interim periods within those years. The Company continues to evaluate the effects, if any, that SFAS No. 157 will have on its non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. Therefore, it has not yet been determined what impact, if any, that SFAS No. 157 will have on these assets and liabilities upon full adoption.

Windstream adopted FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, effective July 1, 2008. FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market by allowing companies to use judgment in addition to market information in certain circumstances when valuing assets which have inactive markets. Additionally, FSP FAS 157-3 provides an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. The adoption of this FSP did not impact the Company’s fair value measurements during the third quarter of 2008. The Company is still evaluating the impact of this FSP upon full adoption of SFAS No. 157.

SFAS No. 159 - Windstream adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, on January 1, 2008, but did not elect the fair value option for any of its eligible financial assets and liabilities. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements. SFAS No. 159 allowed the measurement at fair value of eligible financial assets and liabilities that are not otherwise required to be measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS No. 159 also established presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities.

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

SFAS No. 160 - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements, separate from the parent’s equity. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, the parent must recognize a gain or loss in net income, measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Expanded disclosures are also required regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect SFAS No. 160 to have any impact on its consolidated financial statements.

SFAS No. 161 - In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Windstream is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.

FSP FAS 142-3 - In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” for intangible assets acquired after adoption. Under FSP FAS 142-3 an entity should consider its own historical experience in renewing similar arrangements, or market participant assumptions in the absence of historical experience. FSP FAS 142-3 also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Windstream is currently evaluating the impact FSP FAS 142-3 will have on our financial statements.

SFAS No. 162 - On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective November 15, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 162 will have on its consolidated financial statements.

FSP EITF 03-6-1 - In June 2008, relative to Emerging Issues Task Force Issue No. (“EITF”) 03-6-1, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1, concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. Windstream is evaluating the impact of this standard but does not believe it will have a material impact on basic or diluted earnings per share.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

3.	Acquisitions and Dispositions, Continued:

CTC’s debt obligations, offset by $105.4 million in cash and cash equivalents held by CTC. Including $25.3 million in severance and other transaction-related expenses, the total net consideration paid in the acquisition was $609.6 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand. The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. The access lines and high-speed Internet customers added through the acquisition significantly increased Windstream’s presence in North Carolina and provided the opportunity to generate significant operating efficiencies with contiguous Windstream markets.

In accordance with SFAS No. 142, certain assets acquired from CTC totaling $26.6 million were included in acquired assets held for sale in the accompanying consolidated balance sheet as of December 31, 2007. During the first nine months of 2008, Windstream received net proceeds of $17.3 million, which approximated the fair value at the date of acquisition, on the sale of the corporate headquarters building, a license for wireless spectrum, and various investments designated as held for sale. During the third quarter of 2008, Windstream recognized a non-cash impairment charge of $6.5 million included in selling, general, administrative and other in the accompanying unaudited interim consolidated statements of income to reduce the carrying value of certain wireless spectrum licenses designated as held for sale, and not used in operations, to their fair market value in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The fair market value of these holdings has been reduced to a nominal amount due to an impairment resulting from general market conditions and limited interest on this bandwidth of spectrum. In addition, during the third quarter of 2008, certain long term investments totaling $2.3 million, primarily consisting of a minority ownership in a private equity investment holding company, were no longer being marketed by Windstream and are no longer considered saleable within one year. Therefore, the Company reclassified these investments from acquired assets held for sale to other assets in the accompanying consolidated balance sheets at their current fair market value, which required no valuation adjustment.

Pro forma financial results related to the disposition of the publishing business and the acquisition of CTC have not been included because the Company does not consider the results of the publishing business, prior to the recognition of a gain on its sale, nor the results of the former CTC operations to be significant.

4.	Goodwill and Other Intangible Assets:

On August 7, 2008, Windstream entered into a definitive agreement to sell its wireless business. During the second quarter of 2008 the Company reclassified the associated assets as held for sale, including $52.2 million of goodwill and $13.4 million of other intangible assets. Once the assets were classified as held for sale, the Company recognized an impairment loss on goodwill of $17.5 million to reduce the carrying value of the assets to their contemplated transaction price less cost to sell (see Note 15).

During the nine months ended September 30, 2008, there were no changes in the carrying amounts of wireline and product distribution goodwill and indefinite-lived intangible assets.

As of January 1, 2008, the Company completed the annual impairment reviews of its goodwill and franchise rights according to the guidance in SFAS No. 142 and determined that no write-down in the carrying value of these assets was required.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

4.	Goodwill and Other Intangible Assets, Continued:

Intangible assets subject to amortization were as follows:

(Millions)	September 30, 2008
	Gross Cost	Accumulated Amortization	Net Carrying Value
Wireline customer list	$322.6	$(135.1)	$187.5
Cable franchise rights	22.5	(20.5)	2.0

	$345.1	$(155.6)	$189.5

(Millions)	December 31, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Value
Wireline customer list	$322.6	$(96.6)	$226.0
Cable franchise rights	22.5	(19.4)	3.1

	$345.1	$(116.0)	$229.1

Amortization expense for intangible assets subject to amortization was $12.7 million and $39.6 million for the three and nine month periods ended September 30, 2008, respectively, as compared to $12.8 million and $36.8 million for the same periods of 2007. Amortization expense for intangible assets subject to amortization is estimated to be $51.9 million in 2008, $46.4 million in 2009, $39.3 million in 2010, $33.5 million in 2011 and $27.9 million in 2012.

5.	Debt and Derivative Instruments:

Long-term debt was as follows:

(Millions)	September 30,	December 31,
	2008	2007
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011	$283.3	$283.3
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013 (a)	1,382.5	1,393.0
Senior secured credit facility, Revolving line of credit – variable rates, due July 17, 2011 (b)	150.0	100.0
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016 (c)	1,746.0	1,746.0
2013 Notes – 8.125%, due August 1, 2013 (c)	800.0	800.0
2019 Notes – 7.000%, due March 15, 2019 (a) (c)	500.0	500.0
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. – 7.75%, due February 15, 2015 (c) (d)	400.0	400.0
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (c) (d)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	60.0	60.0
Teleview, LLC – 7.00%, due January 2, 2010 and May 2, 2010	0.4	0.6
Discount on long-term debt, net of premiums	(26.5)	(27.4)

	5,395.7	5,355.5
Less current maturities	(24.3)	(24.3)

Total long-term debt	$5,371.4	$5,331.2

(a)

On February 27, 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent (“the refinancing transaction”). Windstream used the net proceeds of the offering to repay

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

$500.0 million of amounts outstanding under the term loan portion of its senior secured credit facilities. Additionally, Windstream received the consent of lenders to amend and restate its $2.9 billion senior secured credit facilities to, among other things, reduce the interest payable under Tranche B of the term loan portion of the facilities; modify the pre-payment provision; and modify certain covenants to permit the consummation of the previously announced split off of its directory publishing business.

(b)	During the first nine months of 2008, the Company incurred net borrowings of $50.0 million under the revolving line of credit in its senior secured credit facilities. The revolving line of credit’s variable interest rates ranged from 3.65 percent to 6.10 percent, and the weighted average rate was 4.13 percent during the nine months ended September 30, 2008. Letters of credit are deducted in determining the total amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving credit agreement may not exceed $500.0 million. At September 30, 2008, the amount available for borrowing under the revolving credit agreement was $343.2 million.

(c)	Certain of the Company’s debentures and notes are callable by the Company at various premiums on early redemption.

(d)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facilities. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year (for 2008 this amount is $534.3 million, which includes $84.3 million of unused capacity from 2007). The Company was in compliance with these covenants as of September 30, 2008.

Maturities for debt outstanding as of September 30, 2008 for each of the twelve month periods ended September 30, 2009, 2010, 2011, 2012, and 2013 are $24.3 million, $24.1 million, $457.3 million, $20.5 million and $2,140.0 million, respectively.

Interest expense was as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Interest expense related to long-term debt (a)	$94.8	$109.6	$291.1	$332.2
Impacts of interest rate swaps	9.0	0.9	22.0	2.9
Other interest expense	—	0.1	0.1	0.2
Less capitalized interest expense	(0.5)	(1.0)	(1.3)	(2.9)

Total interest expense	$103.3	$109.6	$311.9	$332.4

(a)	In connection with the refinancing transaction, the Company recorded additional non-cash interest expense of $5.3 million in 2007 due to a write-off of the unamortized debt issuance costs associated with the term loan that was paid down.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

notional value of $125.0 million ($107.6 million as of September 30, 2008) was de-designated and therefore was no longer an effective hedge of the variable interest rate paid on Tranche B.

The effectiveness of the Company’s cash flow hedges is assessed each quarter. At September 30, 2008, the Company concluded that there was no ineffectiveness, in the designated portion, for any of the four interest rate swap agreements.

Set forth below is information related to the Company’s interest rate swap agreements:

(Millions, except for percentages)	September 30,	December 31,
	2008	2007
Unamortized notional value	$1,312.5	$1,412.5
Weighted average fixed rate paid	5.60%	5.60%
Variable rate received	2.79%	5.21%
Fair value of interest rate swap agreements (see Note 6)	$(77.0)	$(83.2)

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. Changes in the fair value of the effective portion of these derivative instruments were reported as a component of other comprehensive income in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the undesignated portion of the swaps were recognized in other income, net in the unaudited interim consolidated statements of income.

Changes in fair value of these derivative instruments were as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Change in fair value of effective portion, net of tax	$(1.7)	$(18.9)	$3.8	$(4.5)
Change in fair value of undesignated portion	$(0.3)	$(2.9)	$0.5	$—

6.	Fair Value Measurements:

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. Cash equivalents and interest rate swaps are measured at fair value on a recurring basis in accordance with the fair value measurement provisions of SFAS No. 157. Windstream utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs are used and the fair value balances are classified based on the observability of those inputs. The highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority is given to unobservable inputs (level 3 measurement). As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

6.	Fair Value Measurements, Continued:

The fair values of the Company’s cash equivalents and interest rate swaps were determined using the following inputs at September 30, 2008:

Fair Value Measurements at Reporting Date
		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (a)	$110.0	$110.0	$—	$—
Interest rate swaps (b)	$(77.0)	$—	$(77.0)	$—

(a)	Included in cash and cash equivalents on the unaudited consolidated balance sheets.

(b)	Included in other current liabilities and other liabilities on the unaudited consolidated balance sheets.

The Company’s cash and cash equivalents are primarily highly liquid, actively traded money market finds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its public bonds outstanding. In addition, the Company routinely monitors and updates its evaluation of counterparty risk, and based on such evaluation has determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

8.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

The components of pension expense (income), including provision for executive retirement agreements, were as follows for the three and nine months ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Benefits earned during the year	$3.3	$4.0	$9.9	$11.8
Interest cost on benefit obligation	14.0	13.2	42.1	39.2
Recognition of net actuarial loss	1.6	5.9	4.8	18.0
Amortization of prior service cost	—	—	(0.1)	(0.1)
Expected return on plan assets	(19.1)	(19.4)	(57.2)	(58.2)

Net periodic benefit (income) expense	$(0.2)	$3.7	$(0.5)	$10.7

The components of postretirement expense were as follows for the three and nine months ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Benefits earned during the year	$0.1	$0.1	$0.2	$0.3
Interest cost on benefit obligation	3.1	3.9	10.1	11.4
Amortization of transition obligation	0.1	0.2	0.5	0.6
Recognition of net actuarial loss	0.3	1.5	1.0	4.5
Amortization of prior service cost	0.1	0.4	1.0	1.4

Net periodic benefit expense	$3.7	$6.1	$12.8	$18.2

During the third quarter of 2008, Windstream amended certain of its postretirement medical and life insurance plans to replace post-65 Medicare supplement plans with a federally funded Medicare Advantage Private Fee for Service plan effective January 1, 2009. In addition, these amendments capped the maximum amount of medical subsidy provided by Windstream to retirees and replaced death benefits provided to certain surviving spouses of retirees with basic life insurance benefits effective January 1, 2009.

These amendments were accounted for as plan amendments and reduced Windstream’s benefit obligation at September 1, 2008 by $67.3 million, with a corresponding decrease in accumulated other comprehensive loss, net of tax, resulting in a revised benefit obligation of $159.2 million. The reduction in the obligation will be amortized to postretirement benefits expense over the remaining life of retirees beginning in September 2008. In re-measuring the postretirement obligations to reflect these amendments, updated assumptions as of September 1, 2008 were used; specifically the discount rate was increased from 6.38 percent to 6.83 percent. The discount rate selected is based on the Company’s expected postretirement benefit payments discounted from their expected payment date to the measurement date using the appropriate spot rate from the Citigroup Pension Discount Curve. As of September 1, 2008, estimated future benefit payments, net of Medicare prescription drug subsidies are expected to be as follows:

(Millions)	Gross Expected Benefit Payments	Expected Medicare Prescription Drug Subsidies	Net Expected Benefit Payments
Expected benefit payments:
2009	$17.1	$(0.8)	$16.3
2010	16.1	(0.9)	15.2
2011	15.9	(0.9)	15.0
2012	15.5	(1.0)	14.5
2013	15.1	(1.1)	14.0
2014 – 2018	65.1	(2.4)	62.7

Windstream contributed $10.2 million to the postretirement plan during the nine months ended September 30, 2008, and expects to contribute $16.8 million for postretirement benefits in 2008, excluding amounts that will be funded by participant contributions to the plans.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

9.	Merger, Integration and Restructuring Charges:

The following is a summary of the merger, integration and restructuring charges recorded in the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Transaction costs associated with the acquisition of CTC	$—	$0.3	$0.1	$0.3
Transaction costs associated with split off of directory publishing	—	0.1	—	3.3
Signage and other rebranding costs	—	1.0	—	1.0
Computer system separation and conversion costs	—	1.0	6.1	1.0

Total merger and integration costs	—	2.4	6.2	5.6
Severance and employee benefit costs	1.0	0.3	2.1	3.5

Total merger, integration and restructuring charges	$1.0	$2.7	$8.3	$9.1

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

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges for the nine months ended September 30, 2008:

(Millions)
Balance, beginning of period	$14.7
Merger, integration and restructuring charges, net of non-cash charges	3.7
Cash outlays during the period	(14.7)

Balance, end of period	$3.7

This unpaid merger, integration and restructuring liability, which consists of $0.5 million in costs associated with the acquisition of CTC, Valor lease termination costs of $2.2 million, and $1.0 million of employee-related benefit costs, is included in other current liabilities in the Company’s unaudited interim consolidated balance sheet at September 30, 2008. The remaining unpaid CTC transaction costs primarily consist of system conversion and severance and related employee costs related to those CTC employees that were terminated following the billing system conversion in the first quarter of 2008. Valor lease payments will be funded from operating cash flows over the remaining term of the lease.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

10.	Comprehensive Income:

Other comprehensive income (loss) was as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Net income	$105.9	$117.7	$331.6	$333.5

Other comprehensive income (loss):
Change in net actuarial gain (loss) for employee benefit plans	67.3	—	31.5	(16.7)
Recognition of net actuarial losses	1.9	7.4	5.8	22.5
Amortization of prior service costs	0.1	0.4	0.9	1.3
Amortization of transition obligations	0.1	0.2	0.5	0.6
Income tax expense	(27.5)	(3.2)	(11.6)	(3.0)

Change in employee benefit plans	41.9	4.8	27.1	4.7

Unrealized holding gain (loss) on interest rate swaps	(2.7)	(31.1)	6.2	(7.4)
Income tax benefit (expense)	1.0	12.2	(2.4)	2.9

Unrealized holding gain (loss) on interest rate swaps	(1.7)	(18.9)	3.8	(4.5)

Other comprehensive income (loss) before income taxes	66.7	(23.1)	44.9	0.3
Income tax benefit (expense)	(26.5)	9.0	(14.0)	(0.1)

Other comprehensive income (loss)	40.2	(14.1)	30.9	0.2

Comprehensive income	$146.1	$103.6	$362.5	$333.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

11.	Earnings per Share:

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

A reconciliation of the net income and numbers of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

(Millions, except per share amounts)	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Basic earnings per share:
Income from continuing operations	$104.3	$117.5	$344.1	$333.3
Income (loss) from discontinued operations	1.6	0.2	(12.5)	0.2

Net income applicable to common shares	$105.9	$117.7	$331.6	$333.5

Weighted average common shares outstanding for the period	435.9	473.8	442.3	473.6

Basic earnings (loss) per share:
From continuing operations	$.24	$.25	$.78	$.70
From discontinued operations	—	—	(.03)	—

Net income	$.24	$.25	$.75	$.70
Diluted earnings per share:
Income from continuing operations	$104.3	$117.5	$344.1	$333.3
Income (loss) from discontinued operations	1.6	0.2	(12.5)	0.2

Net income applicable to common shares	$105.9	$117.7	$331.6	$333.5

Weighted average common shares outstanding for the period	435.9	473.8	442.3	473.6
Increase in shares resulting from:
Non-vested restricted stock awards	1.3	1.1	1.2	1.2

Weighted average common shares assuming conversion	437.2	474.9	443.5	474.8

Diluted earnings (loss) per share:
From continuing operations	$.24	$.25	$.78	$.70
From discontinued operations	—	—	(.03)	—

Net income	$.24	$.25	$.75	$.70

12.	Stock-Based Compensation:

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of September 30, 2008, the balance available for grant was approximately 6.6 million shares.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

12.	Stock-Based Compensation, Continued:

Non-vested Windstream restricted stock activity for the nine months ended September 30, 2008 was as follows:

	(Thousands)	Weighted Average Fair Value Per Share
	Number of Shares
Non-vested at December 31, 2007	3,098.8	$13.09
Granted	1,299.0	$11.00
Vested	(937.9)	$13.07
Forfeited	(104.5)	$12.57

Non-vested at September 30, 2008	3,355.4	$12.30

No shares were granted during the three months ended September 30, 2008. For the nine months ended September 30, 2008 the weighted average grant date fair value for restricted stock granted was $14.3 million. The weighted average grant date fair value for restricted stock granted was $0.1 million and $11.8 million, respectively for three and nine months ended September 30, 2007.

At September 30, 2008, unrecognized compensation expense for non-vested Windstream restricted shares was $18.8 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.2 years. The total fair value of shares vested during the three and nine months ended September 30, 2008 was $6.9 million and $12.3 million, respectively, as compared to $7.8 million for same periods of 2007. Stock-based compensation expense was $4.3 million and $13.5 million for the three and nine month periods ended September 30, 2008, respectively, as compared to $3.8 million and $12.1 million for the same periods of 2007.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Business Segment Information, Continued:

Segment operating results were as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Revenues and sales from external customers:
Wireline	$761.5	$762.2	$2,308.6	$2,247.2
Product distribution	32.6	28.7	85.4	92.5
Directory publishing	—	27.9	—	89.5

Total	$794.1	$818.8	$2,394.0	$2,429.2

Intersegment revenues and sales:
Wireline	$13.3	$24.4	$38.0	$70.7
Product distribution	61.7	61.9	161.0	166.8
Directory publishing	—	2.8	—	9.2

Total	$75.0	$89.1	$199.0	$246.7

Total revenues and sales:
Wireline	$774.8	$786.6	$2,346.6	$2,317.9
Product distribution	94.3	90.6	246.4	259.3
Directory publishing	—	30.7	—	98.7

Total business segments	869.1	907.9	2,593.0	2,675.9
Less intercompany eliminations	(75.0)	(89.1)	(199.0)	(246.7)

Total revenues and sales	$794.1	$818.8	$2,394.0	$2,429.2

(Millions)	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Segment income:
Wireline	$270.5	$289.0	$863.0	$852.4
Product distribution	0.1	(0.6)	(1.0)	(1.1)
Directory publishing	—	2.2	—	4.9

Total segment income	$270.6	$290.6	$862.0	$856.2

Merger and integration costs	—	(2.4)	(6.2)	(5.6)
Other income, net	0.5	0.2	9.1	11.7
Interest expense	(103.3)	(109.6)	(311.9)	(332.4)

Income from continuing operations before income taxes	$167.8	$178.8	$553.0	$529.9

Segment assets were as follows:			September 30,	December 31,
(Millions)			2008	2007
Wireline (a)			$7,954.1	$8,119.8
Product distribution			40.3	35.7
Assets of discontinued operations			65.8	85.7

Total consolidated assets			$8,060.2	$8,241.2

(a)	Wireline segment assets include $0.5 million and $26.6 million in acquired assets held for sale at September 30, 2008 and December 31, 2007, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Supplemental Guarantor Information:

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

The following information presents condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, and condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended September 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$189.9	$553.4	$(1.3)	$742.0
Product sales	—	82.4	16.5	(46.8)	52.1

Total revenues and sales	—	272.3	569.9	(48.1)	794.1
Costs and expenses:
Cost of services	—	59.1	192.0	(1.3)	249.8
Cost of products sold	—	78.4	16.8	(46.8)	48.4
Selling, general, administrative and other	—	31.9	68.6	—	100.5
Depreciation and amortization	—	42.2	81.6	—	123.8
Merger, integration and restructuring	—	0.2	0.8	—	1.0

Total costs and expenses	—	211.8	359.8	(48.1)	523.5
Operating income	—	60.5	210.1	—	270.6

Earnings from consolidated subsidiaries	173.9	32.7	—	(206.6)	—
Other income (expense), net	(0.5)	0.6	0.4	—	0.5
Intercompany interest income (expense)	(7.9)	(3.1)	11.0	—	—
Interest expense	(101.0)	(1.6)	(0.7)	—	(103.3)

Income from continuing operations before income taxes	64.5	89.1	220.8	(206.6)	167.8
Income taxes (benefit)	(41.4)	21.4	83.5	—	63.5

Income from continuing operations	105.9	67.7	137.3	(206.6)	104.3
Discontinued operations	—	—	1.6	—	1.6

Net income	$105.9	$67.7	$138.9	$(206.6)	$105.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$570.7	$1,687.4	$(3.4)	$2,254.7
Product sales	—	218.5	44.7	(123.9)	139.3

Total revenues and sales	—	789.2	1,732.1	(127.3)	2,394.0
Costs and expenses:
Cost of services	—	175.9	570.6	(3.4)	743.1
Cost of products sold	—	205.9	42.9	(123.9)	124.9
Selling, general, administrative and other	—	81.0	212.2	—	293.2
Depreciation and amortization	—	127.3	241.4	—	368.7
Merger, integration and restructuring	—	0.9	7.4	—	8.3

Total costs and expenses	—	591.0	1,074.5	(127.3)	1,538.2
Operating income	—	198.2	657.6	—	855.8

Earnings from consolidated subsidiaries	539.7	77.0	—	(616.7)	—
Other income (expense), net	1.2	8.9	(1.0)	—	9.1
Intercompany interest income (expense)	(30.7)	(11.0)	41.7	—	—
Interest expense	(305.0)	(4.8)	(2.1)	—	(311.9)

Income from continuing operations before income taxes	205.2	268.3	696.2	(616.7)	553.0
Income taxes (benefit)	(126.4)	72.3	263.0	—	208.9

Income from continuing operations	331.6	196.0	433.2	(616.7)	344.1
Discontinued operations	—	—	(12.5)	—	(12.5)

Net income	$331.6	$196.0	$420.7	$(616.7)	$331.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
(Millions)	Three Months Ended September 30, 2007
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$185.7	$570.9	$(14.4)	$742.2
Product sales	—	111.1	14.4	(48.9)	76.6

Total revenues and sales	—	296.8	585.3	(63.3)	818.8
Costs and expenses:
Cost of services	—	59.7	186.6	(1.3)	245.0
Cost of products sold	—	95.8	11.6	(62.0)	45.4
Selling, general, administrative and other	—	30.5	74.6	—	105.1
Depreciation and amortization	—	42.5	89.9	—	132.4
Merger, integration and restructuring	—	0.2	2.5	—	2.7

Total costs and expenses	—	228.7	365.2	(63.3)	530.6
Operating income	—	68.1	220.1	—	288.2

Earnings from consolidated subsidiaries	185.3	14.7	1.1	(201.1)	—
Other income (expense), net	—	(0.2)	0.4	—	0.2
Intercompany interest income (expense)	(15.8)	(7.6)	23.4	—	—
Interest expense	(107.7)	(1.4)	(0.5)	—	(109.6)

Income from continuing operations before income taxes	61.8	73.6	244.5	(201.1)	178.8
Income taxes (benefit)	(55.9)	22.9	94.3	—	61.3

Income from continuing operations	117.7	50.7	150.2	(201.1)	117.5
Discontinued operations	—	—	0.2	—	0.2

Net income	$117.7	$50.7	$150.4	$(201.1)	$117.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$572.2	$1,661.7	$(42.7)	$2,191.2
Product sales	—	329.8	40.2	(132.0)	238.0

Total revenues and sales	—	902.0	1,701.9	(174.7)	2,429.2
Costs and expenses:
Cost of services	—	171.5	564.8	(3.4)	732.9
Cost of products sold	—	281.3	30.1	(171.3)	140.1
Selling, general, administrative and other	—	93.3	218.8	—	312.1
Depreciation and amortization	—	127.0	257.4	—	384.4
Merger, integration and restructuring	—	4.5	4.6	—	9.1

Total costs and expenses	—	677.6	1,075.7	(174.7)	1,578.6
Operating income	—	224.4	626.2	—	850.6

Earnings (losses) from consolidated subsidiaries	549.1	41.0	(0.5)	(589.6)	—
Other income (expense), net	11.9	(0.5)	0.3	—	11.7
Intercompany interest income (expense)	(38.8)	(26.0)	64.8	—	—
Interest expense	(326.6)	(4.4)	(1.4)	—	(332.4)

Income from continuing operations before income taxes	195.6	234.5	689.4	(589.6)	529.9
Income taxes (benefit)	(137.9)	69.6	264.9	—	196.6

Income from continuing operations	333.5	164.9	424.5	(589.6)	333.3
Discontinued operations	—	—	0.2	—	0.2

Net income	$333.5	$164.9	$424.7	$(589.6)	$333.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of September 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$93.1	$0.6	$17.9	$—	$111.6
Accounts receivable (less allowance for doubtful accounts of $13.6)	—	106.9	222.2	—	329.1
Inventories	—	19.6	11.4	—	31.0
Deferred income taxes	14.1	—	8.3	—	22.4
Prepaid expenses and other	21.7	4.2	29.1	—	55.0
Assets held for sale	—	0.5	10.0	—	10.5

Total current assets	128.9	131.8	298.9	—	559.6
Investments in consolidated subsidiaries	8,017.5	469.0	—	(8,486.5)	—
Goodwill and other intangibles	0.1	1,862.8	1,505.8		3,368.7
Net property, plant and equipment	7.6	1,106.3	2,797.5		3,911.4
Other assets	33.1	12.2	119.4		164.7
Non-current assets of discontinued operations	—	—	55.8	—	55.8
Total Assets	$8,187.2	$3,582.1	$4,777.4	$(8,486.5)	$8,060.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$—	$24.3
Accounts payable	8.0	78.7	63.2	—	149.9
Affiliates payable, net	2,189.9	287.2	(2,477.1)	—	—
Advance payments and customer deposits	—	18.8	75.5	—	94.3
Accrued dividends	109.9	—	—	—	109.9
Accrued taxes	(44.8)	37.6	77.1	—	69.9
Accrued interest	64.4	3.3	2.1	—	69.8
Other current liabilities	36.7	11.1	40.5	—	88.3
Liabilities of discontinued operations	—	—	4.9	—	4.9

Total current liabilities	2,378.1	437.0	(2,203.8)	—	611.3
Long-term debt	5,222.0	99.6	49.8	—	5,371.4
Deferred income taxes	(50.8)	509.1	752.3	—	1,210.6
Other liabilities	97.3	15.5	213.5	—	326.3
Total liabilities	7,646.6	1,061.2	(1,188.2)	—	7,519.6
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	45.8	(45.8)	—
Additional paid-in capital	96.6	1,764.5	2,619.5	(4,384.0)	96.6
Accumulated other comprehensive loss	(72.1)	—	(26.7)	26.7	(72.1)
Retained earnings	516.1	756.4	3,327.0	(4,083.4)	516.1

Total shareholders’ equity	540.6	2,520.9	5,965.6	(8,486.5)	540.6
Total Liabilities and Shareholders’ Equity	$8,187.2	$3,582.1	$4,777.4	$(8,486.5)	$8,060.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet
	As of December 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$47.2	$1.2	$23.6	$—	$72.0
Accounts receivable (less allowance for doubtful accounts of $13.1)	0.2	94.5	226.0	—	320.7
Inventories	—	17.6	12.0	—	29.6
Deferred income taxes	23.7	—	8.3	—	32.0
Prepaid expenses and other	3.9	7.1	29.3	—	40.3
Assets held for sale	—	26.6	7.2	—	33.8

Total current assets	75.0	147.0	306.4	—	528.4
Investments in consolidated subsidiaries	7,436.6	482.5	34.9	(7,954.0)	—
Goodwill and other intangibles	0.1	1,891.7	1,516.5	—	3,408.3
Net property, plant and equipment	7.6	1,151.3	2,871.4	—	4,030.3
Other assets	36.2	9.1	150.4	—	195.7
Non-current assets of discontinued operations	—	—	78.5	—	78.5
Total Assets	$7,555.5	$3,681.6	$4,958.1	$(7,954.0)	$8,241.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$—	$24.3
Accounts payable	13.0	34.2	110.9	—	158.1
Affiliates payable, net	1,339.6	588.0	(1,927.6)	—	—
Advance payments and customer deposits	—	17.2	73.9	—	91.1
Accrued dividends	113.6	—	—	—	113.6
Accrued taxes	(33.8)	7.9	79.1	—	53.2
Accrued interest	136.6	1.7	1.3	—	139.6
Other current liabilities	30.7	11.3	49.3	—	91.3
Liabilities of discontinued operations	—	—	7.1	—	7.1

Total current liabilities	1,613.7	660.6	(1,596.0)	—	678.3
Long-term debt	5,181.6	99.9	49.7	—	5,331.2
Deferred income taxes	(42.8)	486.7	689.5	—	1,133.4
Other liabilities	103.2	15.5	279.8	—	398.5
Total liabilities	6,855.7	1,262.7	(577.0)	—	7,541.4
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	60.6	(60.6)	—
Additional paid-in capital	286.8	1,777.1	2,646.3	(4,423.4)	286.8
Accumulated other comprehensive loss	(103.0)	—	(53.7)	53.7	(103.0)
Retained earnings	516.0	641.8	2,881.9	(3,523.7)	516.0

Total shareholders’ equity	699.8	2,418.9	5,535.1	(7,954.0)	699.8
Total Liabilities and Shareholders’ Equity	$7,555.5	$3,681.6	$4,958.1	$(7,954.0)	$8,241.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Nine Months Ended September 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$331.6	$196.0	$420.7	$(616.7)	$331.6
Adjustments to reconcile net income to net cash provided from operations:
Loss on net assets held for sale	—	—	16.4	—	16.4
Depreciation and amortization	—	127.3	243.6	—	370.9
Provision for doubtful accounts	—	3.9	21.2	—	25.1
Stock-based compensation expense	6.1	0.2	7.2	—	13.5
Pension and postretirement benefits expense	0.1	1.1	11.1	—	12.3
Equity in earnings from subsidiaries	(539.7)	(77.0)	—	616.7	—
Deferred taxes	(0.7)	22.4	52.6	—	74.3
Other, net	3.9	(0.9)	5.8	—	8.8
Changes in operating assets and liabilities, net	742.8	(244.7)	(621.2)	—	(123.1)

Net cash provided from operations	544.1	28.3	157.4	—	729.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(51.6)	(167.9)	—	(219.5)
Disposition of acquired assets held for sale	—	17.3	—	—	17.3
Other, net	—	4.9	6.7	—	11.6

Net cash used in investing activities	—	(29.4)	(161.2)	—	(190.6)
Cash Flows from Financing Activities:
Dividends paid on common shares	(335.3)	—	—	—	(335.3)
Stock repurchase	(200.3)	—	—	—	(200.3)
Repayment of debt	(340.5)	(0.2)	—	—	(340.7)
Debt issued, net of issuance costs	380.0	—	—	—	380.0
Other, net	(2.1)	0.7	(1.9)	—	(3.3)

Net cash from (used in) financing activities	(498.2)	0.5	(1.9)	—	(499.6)
Increase (decrease) in cash and cash equivalents	45.9	(0.6)	(5.7)	—	39.6
Cash and Cash Equivalents:
Beginning of the period	47.2	1.2	23.6	—	72.0

End of the period	$93.1	$0.6	$17.9	$—	$111.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Nine Months Ended September 30, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$333.5	$164.9	$424.7	$(589.6)	$333.5
Adjustments to reconcile net income to net cash
provided from operations:
Depreciation and amortization	—	127.0	257.7	—	384.7
Provision for doubtful accounts	—	5.0	14.9	—	19.9
Stock-based compensation expense	0.4	0.9	10.8	—	12.1
Pension and postretirement benefits expense	0.1	5.0	23.8	—	28.9
Equity in (earnings) losses from subsidiaries	(549.1)	(41.0)	0.5	589.6	—
Deferred taxes	(14.2)	13.5	10.4	—	9.7
Other, net	9.7	(0.5)	0.2	—	9.4
Changes in operating assets and liabilities, net	536.3	(195.2)	(455.5)		(114.4)

Net cash provided from operations	316.7	79.6	287.5	—	683.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(61.9)	(206.4)	—	(268.3)
Acquisition of CT Communications, net of cash acquired	(547.6)	—	—	—	(547.6)
Other, net	(0.1)	0.2	1.9	—	2.0

Net cash used in investing activities	(547.7)	(61.7)	(204.5)	—	(813.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(357.7)	—	—	—	(357.7)
Dividends received from (paid to) subsidiaries	99.0	(16.1)	(82.9)	—	—
Repayment of debt	(577.5)	(0.2)	—	—	(577.7)
Debt issued, net of issuance costs	748.9	—	—	—	748.9
Other, net	(1.4)	—	(0.9)	—	(2.3)

Net cash used in financing activities	(88.7)	(16.3)	(83.8)	—	(188.8)
Increase (decrease) in cash and cash equivalents	(319.7)	1.6	(0.8)	—	(318.9)
Cash and Cash Equivalents:
Beginning of the period	362.4	0.6	23.8	—	386.8

End of the period	$42.7	$2.2	$23.0	$—	$67.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Discontinued Operations:

The wireless business provides wireless services to customers in and around Concord, North Carolina and was acquired by Windstream in conjunction with the CTC acquisition on September 1, 2007. On August 7, 2008, Windstream reached a definitive purchase agreement to sell its wireless business to AT&T Mobility II, LLC for approximately $60.0 million. This transaction will allow management to divest of a non-core asset to focus on other strategic initiatives. The Federal Communications Commission (“FCC”) has granted approval for this transaction and we expect it to close before the end of the year. Additionally, the agreement provides for customary working capital adjustments, cash adjustments for fluctuations in the number of estimated postpaid subscribers and an allowance for capital expenditures at the time of closing. Upon consummation, we will have no significant continuing involvement in the operations or cash flows of the wireless business, and have classified the corresponding assets and liabilities as held for sale in the accompanying consolidated balance sheets, accordingly. In addition, depreciation and amortization of the related assets ceased effective July 1, 2008.

The operating results of the wireless business have been separately presented as discontinued operations in the accompanying unaudited interim consolidated statements of income. Certain shared costs previously allocated to the wireless business totaling $2.3 million for the nine months ended September 30, 2008, have been reallocated to the wireline segment.

The following table summarizes the results of the wireless business operations for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Revenues and sales	$11.7	$3.8	$35.2	$3.8

Income from discontinued operations, net of tax of $1.2, $0.4, $2.4 and $0.4, respectively	$1.6	$0.2	$3.9	$0.2
Loss on net assets held for sale, including tax benefit of $1.6	—	—	(16.4)	—

Net income (loss) from discontinued operations	$1.6	$0.2	$(12.5)	$0.2

The pre-tax loss on net assets held for sale of $18.0 million reduced the carrying value of the wireless business to the contemplated transaction price less estimated costs to sell of $0.5 million. As of January 1, 2008, the Company completed its annual impairment review of goodwill and wireless licenses on a held for use basis, and determined that no write-down in the carrying value of these assets was required. In connection with the pending sale of this business, the Company performed an event-driven impairment review of these intangible assets as of June 30, 2008 assuming a fair market value equal to the contemplated transaction price less costs to sell. Based on this held for sale impairment analysis, the Company recorded an impairment to goodwill of $17.5 million in the second quarter of 2008, which is included in the loss from discontinued operations in the unaudited interim consolidated statements of income. At the same time, the Company updated its purchase price allocation through goodwill of certain tax contingencies related to the CTC acquisition, which resulted in a $3.2 million reduction of deferred tax liabilities for the nine months ended September 30, 2008.

The following table summarizes the assets and liabilities of the wireless business that are classified as held for sale in the accompanying consolidated balance sheets:

(Millions)	September 30,	December 31,
	2008	2007
Current assets	$10.0	$7.2
Goodwill	31.5	52.2
Other intangibles	13.4	14.4
Net property, plant and equipment	10.8	11.9
Other assets	0.1	—

Total assets of discontinued operations	$65.8	$85.7
Current liabilities	$4.9	$7.1

Total liabilities of discontinued operations	$4.9	$7.1

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). Windstream was formed on July 17, 2006 through the spin off of Alltel Holding Corp., the holding company for the wireline and communications support operating subsidiaries of Alltel Corporation (“Alltel”), in a pro rata distribution to Alltel shareholders and the immediate merger with and into Valor Communications Corporation (“Valor”) (collectively referred to as the “legacy business”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2008 and 2007 and Windstream’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

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

EXECUTIVE SUMMARY

Windstream is a customer-focused telecommunications company that provides local telephone, high-speed Internet, long distance, network access, and video services to approximately 3.1 million customers primarily located in rural areas in 16 states. Among the highlights in the third quarter of 2008:

•

The Company added approximately 28,000 high-speed Internet services customers, increasing its high-speed Internet services customer base to over 962,000. During the quarter, the Company lost approximately 38,000 access lines or approximately 1 percent of its total access lines.

•

Revenues and sales decreased $24.7 million, as compared to the third quarter of 2007, primarily due to the sale of the Company’s directory publishing business in the fourth quarter of 2007. Offsetting these decreases was a $25.4 million increase in revenues due to the acquisition of CT Communications, Inc. (“CTC”).

•

Operating income decreased $17.6 million primarily due to the sale of directory publishing, partially offset by the acquisition of CTC, which accounted for an increase of $7.5 million, as well as the favorable effects of reduced depreciation rates discussed below.

•

The Company generated cash flows from operations of $729.8 million for the nine months ended September 30, 2008, which was used to fund capital expenditures of $219.5 million and to pay $335.3 million in dividends to shareholders.

•

Effective July 1, 2008 the Company converted the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure for interstate wholesale services and allows high-speed Internet services to be deregulated.

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

•

The Company is also exposed to regulatory uncertainty in state and federal Universal Service Fund (“USF”) programs and inter-carrier compensation. Pending regulatory proceedings and other legislative actions could materially reduce the Company’s inter-carrier compensation and/or USF revenues.

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

•

On August 7, 2008, Windstream entered into a definitive agreement to sell its wireless business to AT&T Mobility II, LLC (“AT&T”) for approximately $60.0 million. This transaction is expected to close before the end of the year.

The foregoing risk factors and material transactions, as well as other risks and events that could cause Windstream’s reported financial information to be not necessarily indicative of future operating results or financial condition, are discussed in more detail under “Risk Factors” in Item 1A and in the notes to the unaudited interim consolidated financial statements.

STRATEGIC TRANSACTIONS

Discontinued Operations

On August 7, 2008, Windstream entered into a definitive agreement to sell its wireless business to AT&T (see Note 15). Accordingly, we have classified these operations as held for sale, and during the second quarter of 2008, we recognized a pre-tax loss of $18.0 million to reduce the carrying value of the assets held for sale to the contemplated transaction price less estimated costs to sell.

For the nine months ended September 30, 2008, revenues generated from the wireless operations totaled $35.2 million or approximately 1 percent of total consolidated revenues. Completion of this transaction will allow management to divest of a non-core asset to focus on other strategic initiatives.

Acquisition

On August 31, 2007, Windstream completed the acquisition of CTC in a transaction valued at $584.3 million. Under the terms of the agreement the shareholders of CTC received $31.50 in cash for each of their shares with a total cash payout of $652.2 million. The transaction value also includes a payment of $37.5 million made by Windstream to satisfy CTC’s debt obligations, offset by $105.4 million in cash and cash equivalents held by CTC. Including $25.3 million in severance and other transaction-related expenses, the total net consideration paid in the acquisition was $609.6 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand. The accompanying unaudited interim consolidated financial statements reflect the combined operations of Windstream and CTC following the acquisition.

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

In connection with the consummation of the transaction, the parties and their affiliates entered into a publishing agreement whereby Windstream granted Local Insight Yellow Pages, Inc. (“Local Insight Yellow Pages”), the successor to the Windstream subsidiary that once operated the publishing business, an exclusive license to publish Windstream directories in each of its markets other than the newly acquired CTC markets. Local Insight Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area covered under the agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments, which totaled $41.5 million during the nine months ended September 30, 2007, from Local Insight Yellow Pages on advertising revenues generated from covered directories for the duration of the publishing agreement.

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

Consolidated Results of Operations

(Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment revenues and sales:
Wireline	$774.8	$786.6	$2,346.6	$2,317.9
Product distribution	94.3	90.6	246.4	259.3
Directory publishing	—	30.7	—	98.7

Total business segment revenues and sales	869.1	907.9	2,593.0	2,675.9
Less affiliated eliminations	(75.0)	(89.1)	(199.0)	(246.7)

Consolidated revenues and sales	794.1	818.8	2,394.0	2,429.2
Segment income:
Wireline	270.5	289.0	863.0	852.4
Product distribution	0.1	(0.6)	(1.0)	(1.1)
Directory publishing	—	2.2	—	4.9

Total business segment income	270.6	290.6	862.0	856.2
Merger and integration costs	—	(2.4)	(6.2)	(5.6)

Consolidated operating income	270.6	288.2	855.8	850.6
Other income, net	0.5	0.2	9.1	11.7
Interest expense	(103.3)	(109.6)	(311.9)	(332.4)

Income from continuing operations before income taxes	167.8	178.8	553.0	529.9
Income taxes	63.5	61.3	208.9	196.6

Income from continuing operations	104.3	117.5	344.1	333.3
Discontinued operations, net of tax	1.6	0.2	(12.5)	0.2

Net income	$105.9	$117.7	$331.6	$333.5

The following discussion and analysis details results for Windstream Consolidated Revenues.

The following table reflects the primary drivers of year-over-year changes in consolidated revenues and sales:

Consolidated revenues and sales

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in wireline segment revenues and sales	$(11.8)		$28.7
Due to changes in product distribution segment revenues and sales	3.7		(12.9)
Due to decreases in revenues and sales from directory publishing	(30.7)		(98.7)
Due to changes in affiliated eliminations	14.1		47.7
Total consolidated revenues and sales	$(24.7)	(3)%	$(35.2)	(1)%

Consolidated revenues and sales decreased $24.7 million, or 3 percent, and $35.2 million, or 1 percent in the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods of 2007. The decreases are primarily due to the sale of the Company’s directory publishing business in the fourth quarter of 2007, as discussed above, partially offset by the acquisition of CTC. Additionally, consolidated revenues and sales increased due to increases in high-speed Internet customers, partially offset by declines in revenues associated with continued access line losses. The decline in product distribution revenues and associated change in affiliate eliminations were the result of lower sales to affiliates primarily due to the decline in revenues from directory publishing rights and changes in capital expenditures in the Company’s wireline operations during the three and nine months ended September 30, 2008.

See below a detailed discussion and analysis of segment revenues and sales in our discussion of segment operating results.

The following discussion and analysis details results for each of Windstream’s operating segments.

Wireline Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, access lines and customers in thousands)	2008	2007	2008	2007 (a,b)
Revenues and sales:
Voice service	$297.8	$311.2	$908.7	$942.0
Long distance	71.1	66.0	213.8	192.0
Data and special access	199.3	180.1	587.9	515.7
Switched access and USF	144.1	155.4	447.6	450.7
Miscellaneous	41.0	43.4	128.9	129.2
Directory publishing rights	1.9	13.4	5.7	41.5
Product sales	19.6	17.1	54.0	46.8

Total revenues and sales	774.8	786.6	2,346.6	2,317.9

Costs and expenses:
Cost of services	263.1	257.3	781.1	768.0
Cost of products sold	20.9	15.0	53.3	36.9
Selling, general, administrative and other	95.6	92.8	278.8	273.4
Depreciation and amortization	123.7	132.2	368.3	383.8
Restructuring charges	1.0	0.3	2.1	3.4

Total costs and expenses	504.3	497.6	1,483.6	1,465.5

Segment income	$270.5	$289.0	$863.0	$852.4
Access lines in service (excludes high-speed Internet lines):
Residential	2,028.1	2,149.5
Business	921.0	944.5
Wholesale (c)	21.3	34.4
Special circuits	115.8	113.0

Total access lines in service	3,086.2	3,241.4

Average access lines in service	3,105.8	3,162.2	3,143.0	3,180.4
Average revenue per customer per month (d)	$83.16	$82.92	$82.96	$80.98
High-speed Internet customers	962.7	830.2
Digital satellite television customers	251.7	177.5
Long distance customers	2,039.0	2,065.5

(a)	Results from wireline operations in 2007 include results from the former CTC operations following their acquisition on August 31, 2007. In the discussion and analysis provided below regarding changes in wireline revenues and expenses in 2008 as compared to 2007, the impact of the acquisition of CTC on these changes is considered to be the revenues and expenses recognized by the former CTC operations during the two and eight month periods ended August 31, 2008, respectively. The acquisition of CTC accounted for $25.4 million and $98.6 million of the year-over-year increase in revenues and sales for the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods of 2007.

(b)	Effective on July 1, 2008, Windstream converted the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure because rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure. In conjunction with the approval, the Company changed its presentation of certain wireline segment revenues and expenses to be consistent with the effects of price-cap regulation. Prior year revenues and expenses were changed to reflect the current presentation.

(c)	Wholesale units include unbundled network elements and pay stations.

(d)	Average revenue per customer per month is calculated by dividing total wireline revenues and sales by average access lines in service for the period.

Customer access lines decreased by 5 percent during the twelve months ended September 30, 2008, which reflects declines in both residential and wholesale lines.

During the three and nine month periods ended September 30, 2008, the Company’s legacy operations lost approximately 37,000 and 112,000 access lines, respectively, as compared to approximately 41,000 and 106,000 access lines lost during the same periods in 2007. During the three and nine month periods ended September 30, 2008, the Company’s CTC operations lost approximately 1,000 and 5,000 access lines, respectively. These declines in access lines primarily reflect the effects of fixed line competition and wireless substitution. The Company expects access lines to continue to be impacted by these effects in 2008.

To slow the decline of revenue from access line loss in 2008, the Company will continue to emphasize sales of additional services and bundling of its various product offerings, including voice, high-speed Internet, and digital satellite television into one convenient billing solution for its customers. In an effort to further develop enhanced services and bundled product offerings, the Company will continue to invest in its network to offer faster speeds in its high-speed Internet offerings. As of September 30, 2008, the Company could deliver speeds of 3Mb to 98 percent of its addressable lines. Additionally, speeds of 6Mb and 12Mb are available to 57 percent and 31 percent of its high-speed Internet customers, respectively.

During the three and nine month periods ended September 30, 2008, the Company added approximately 28,000 and 91,000 high-speed Internet customers, respectively. This increased the Company’s high-speed Internet customer base to over 962,000 customers at September 30, 2008, which represents a penetration rate of 31 percent of total access lines in service, and 42 percent of residential access lines in service.

Voice Service Revenues

Voice service revenues consist of traditional telephone services provided to both residential and business customers. These revenues include monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting. The following table reflects the primary drivers of year-over-year changes in voice service revenues:

Voice service

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$10.3		$40.6
Due to reductions in expanded calling area rate plans	(2.4)		(6.9)
Due to decreases in local number portability surcharge	(1.5)		(6.0)
Due to access line losses and other	(19.8)		(61.0)
Total voice service revenues	$(13.4)	(4)%	$(33.3)	(4)%

The decreases in voice service revenues were primarily due to the overall decline in access lines discussed above and reductions in customers on expanded calling area rate plans. The Company is offering long distance packaged rate plans, which has resulted in customers moving from expanded calling area plans to packaged calling plans, shifting revenues from voice service revenues to long distance revenues. Voice service revenues also decreased in part due to the expiration during the third quarter of 2007 of a five-year period during which the Company was allowed to bill customers a surcharge to recover costs associated with local number portability. Partially offsetting these decreases were increases in voice service revenues due to the acquisition of CTC.

Long Distance Revenues

Long distance revenues are generated from switched interstate and intrastate long distance, long distance calling cards, international calls and operator services. The following table reflects the primary drivers of year-over-year changes in long distance revenues:

Long distance

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$1.9		$6.8
Due to increases in customer billing rates	2.8		8.5
Due to increases in packaged plans and other	0.4		6.5
Total long distance	$5.1	8%	$21.8	11%

Increases in long distance revenues are primarily due to the acquisition of CTC, increases in customer billing rates and subscriptions to packaged rate plans that offer a defined number of minutes or unlimited toll calling for a fixed monthly fee. Partially offsetting these increases were declines attributable to wireless substitution.

Data and Special Access Revenues

Data and special access revenues primarily consist of retail high-speed Internet services and the provision of special access and virtual private network and virtual LAN services (“next generation data services”) to business and wholesale customers. The following table reflects the primary drivers of year-over-year changes in data and special access revenues:

Data and special access

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$5.8		$22.8
Due to increases in high-speed Internet customers	9.6		34.9
Due to increases in special access revenues	4.2		13.8
Due to increases in next generation data services	1.7		5.5
Other	(2.1)		(4.8)
Total data and special access	$19.2	11%	$72.2	14%

Increases in data and special access revenues are due in part to the acquisition of CTC as well as the significant increase in high-speed Internet customers over the last year, as previously discussed. The remaining increases are due primarily to increases in special access revenues, which represent monthly flat-rate end user charges for dedicated circuits, and virtual networking services. The Company has realized increases in special access revenues due to strong demand from wireless and other carriers, while increases in next generation data services resulted from the introduction of these services to new markets.

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

Switched access and USF

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$5.2		$19.0
Due to decrease in switched access revenues	(10.1)		(13.9)
Due to settlement of inter-carrier traffic dispute in 2007	—		(13.3)
Due to decrease in ICLS	(10.5)		(0.8)
Due to unfavorable state universal service support assessment in 2007	7.3		7.3
Due to discontinuance of federal USF surcharge on high-speed Internet	(3.0)		(3.0)
Other	(0.2)		1.6
Total switched access and USF	$(11.3)	(7)%	$(3.1)	(1)%

The declines in switched access and USF revenues in the three and nine months ended September 30, 2008 were due primarily to a decrease in switched access revenues driven by the overall decline in access lines, as previously discussed, and the non-recurring favorable resolution of a traffic dispute with another carrier in the second quarter of 2007 totaling $13.3 million. In addition, federal universal service support declined primarily due to the recognition in the prior year of additional recoveries under the interstate common line support (“ICLS”) program totaling $13.8 million related to the Company’s revision of previously submitted costs for 2005 through 2007 related to cost study updates supporting additional expenses in those periods as calculated for regulatory purposes. Partially offsetting those declines were increases due to the acquisition of CTC and due to the recognition of an unfavorable state universal service support assessment during the third quarter of 2007 in the amount of $7.3 million (see Note 7).

Also contributing to the decline in switched access and USF revenues was a reduction due to the discontinuance of the federal USF surcharge on high-speed Internet services. As further discussed below in “Regulatory Matters – Wireline Operations”, effective July 1, 2008 the Company converted the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. Commensurate with this change, the Company discontinued its assessment of the USF surcharge on high-speed Internet services resulting in a $3.0 million reduction of USF revenues with a proportionate decline in contribution expense.

The conversion to price-cap regulation also resulted in the transition of support received under the ICLS program to a fixed monthly dollar amount of support per access line. Historically that support was based largely on the recovery of costs and network investments. Although this transition did not significantly impact USF revenues in the three month period ended September 30, 2008, future access line losses will result in a decline in that revenue stream.

Additionally, also as a result of converting to price-cap regulation, the Company has agreed to a phased reduction of interstate access rates which will result in a decline in those revenues which is estimated to total $8.4 million over the next three years.

In addition, as discussed further in “Regulatory Matters – Wireline Operations”, the FCC is currently reviewing the inter-carrier compensation framework, which could reduce the amount of switched access revenue of the Company in future periods.

Miscellaneous Revenues

Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. The following table reflects the primary drivers of year-over-year changes in miscellaneous revenues:

Miscellaneous

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$0.6		$2.5
Due to network management services performed for Alltel	(1.9)		0.4
Due to service fees and other	(1.1)		(3.2)
Total miscellaneous	$(2.4)	(6)%	$(0.3)	—%

Miscellaneous revenues decreased in 2008, primarily due to declines in service fees associated with access line losses. Partially offsetting these declines was an increase due to the acquisition of CTC. Also included in miscellaneous revenues were charges to Alltel for network management services totaling $2.6 million and $13.7 million for the three and nine month periods of 2008, respectively. Alltel has begun to transition these services to their own network, resulting in a decline in the related revenues in the three month period of 2008. This transition is expected to be completed in the next three to six months.

Directory Publishing Rights

Due to the sale of the Company’s directory publishing business in the fourth quarter of 2007 as discussed above, revenues from directory publishing rights decreased $11.5 million and $35.8 million in the three and nine month periods of 2008, respectively, as compared to the same periods of 2007.

Product Sales

Product sales represent equipment sales to customers, including sales of high-speed Internet modems and customer premise equipment. Product sales increased 15 percent in both the three and nine month periods of 2008, or $2.5 million, and $7.2 million, respectively, as compared to the same periods of 2007. The acquisition of CTC accounted for $0.4 million and $2.1 million, of the year-over-year increases in product sales, respectively. In addition, increases of $2.6 million and $5.6 million, respectively, were primarily due to residential computer sales to qualifying high-speed Internet customers in select markets. These computers are sold at a loss to customers that sign a multi-year contract.

Average Revenue per Customer

Average revenue per customer per month increased slightly in the three and nine month periods of 2008, respectively, as compared to the same periods of 2007, primarily due to high-speed Internet customer growth and pricing increases on long distance services as discussed above. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of high-speed Internet and other enhanced services to new and existing customers.

Cost of Services

Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense, bad debt expense and business taxes. The following table reflects the primary drivers of year-over-year changes in cost of services:

Cost of services

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$9.2		$38.3
Due to increases in interconnection expense	4.5		8.4
Due to decreases in employee benefits expense	(3.2)		(9.2)
Due to decreases in directory publishing expense	(2.7)		(9.7)
Due to decreases in business taxes	(1.7)		(7.2)
Due to decreases in USF fees	(3.5)		(5.4)
Due to changes in network operations expense and other	3.2		(2.1)
Total cost of services	$5.8	2%	$13.1	2%

Increases in cost of services are due primarily to the acquisition of CTC and an increase in interconnect costs driven primarily by the increases in high-speed Internet customers discussed above. Partially offsetting these increases was a decline in employee benefit costs relative to postretirement and pension expense (see Note 8), and a decrease in directory publishing expenses associated with the split off of the Company’s directory publishing business during the fourth quarter of 2007, as previously discussed.

In addition, the decline in cost of services was the result of a decrease in business taxes and USF fees. The decrease in business taxes was due to a decline in property taxes as well as the recognition of a retroactive excise tax liability incurred in the second quarter of 2007. USF fees declined primarily because the Company’s contribution for USF surcharge on high-speed Internet services expired effective with the conversion to price-cap regulation July 1, 2008.

Also, cost of services declined during the nine months ended September 30, 2008 due to a decrease in network operations expense as a result of certain pricing reviews of the Company’s pole attachment contracts in the prior year that resulted in retroactive adjustments to this expense. Partially offsetting these decreases in network operations expense were higher contract labor, overtime and maintenance costs incurred during the third quarter of 2008 due to inclement weather, as well as seasonal increases in fuel costs and utility expenses. These increased costs resulted in an increase in network operations expense during the three month period of 2008.

Cost of Products Sold

Cost of products sold increased $5.9 million, or 39 percent, and $16.4 million, or 44 percent, in the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods of 2007. Gross margin on product sales decreased $3.4 million and $9.2 million in the three and nine month periods of 2008, respectively, as compared to the same periods of 2007. This was primarily due to losses incurred on computer sales to promote the Company’s high-speed Internet services, as previously discussed.

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

Selling, general, administrative and other expenses

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$2.6		$13.9
Due to impairment loss on assets held for sale	6.5		6.5
Due to decreases in information technology services	(1.4)		(7.9)
Due to decreases in general and administrative expenses and other	(4.9)		(7.1)
Total selling, general, administrative and other expenses	$2.8	3%	$5.4	2%

Increases in SG&A expenses in 2008 are due to the acquisition of CTC and the recognition in the third quarter of 2008 of a $6.5 million non-cash impairment charge to adjust the carrying value of the Company’s Wireless Communications Services (“WCS”) and 39 GHz fixed wireless spectrum holdings to their estimated fair value. The fair market value of these assets has been reduced to a nominal amount due to an impairment resulting from general market conditions as well as limited interest on this bandwidth of spectrum (see Note 3).

Partially offsetting these increases were declines due to the realignment of the Company’s information technology functions during the first quarter of 2007, as discussed further below, and decreases in general and administrative expenses primarily from a reduction in insurance costs during 2008 due to better than expected claims experience and the Company’s continued cost containment efforts.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

Depreciation and amortization expense

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$5.6		$22.4
Due to depreciation rate studies and other	(14.1)		(37.9)
Total depreciation and amortization expense	$(8.5)	(6)%	$(15.5)	(4)%

Decreases in depreciation expense in 2008 primarily reflect the results of studies completed during the second and fourth quarters of 2007 that lowered the Company’s depreciation rates. Depreciable lives were revised to reflect the estimated remaining useful lives of wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. Partially offsetting these decreases was the increase related to the acquisition of CTC.

Restructuring Charges

The Company incurred $2.1 million in severance and employee-related costs during the nine months ended September 30, 2008, primarily related to the announced realignment of certain information technology, network operations and business sales functions.

The Company incurred $3.4 million in severance and employee related costs during the nine months ended September 30, 2007. During the third quarter of 2007, Windstream announced the realignment of certain customer service functions and recognized $1.3 million in severance and employee benefit costs. These severance costs were offset by the reversal of $1.0 million in severance costs that had been recorded during the fourth quarter of 2006. This reserve was no longer needed as costs were less than originally estimated. The Company incurred $3.1 million during the first quarter of 2007, primarily related to the continuation of a planned workforce reduction related to the Company’s information technology functions announced during the fourth quarter of 2006.

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

Wireline Segment Income

The following table reflects the primary drivers of year-over-year changes in wireline segment income:

Wireline segment income

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to CTC acquisition	$7.5		$21.2
Due to depreciation rate studies	14.1		37.9
Due to split off of directory publishing business	(10.1)		(30.9)
Other	(30.0)		(17.6)
Total wireline segment income	$(18.5)	(6)%	$10.6	1%

The changes in segment income in 2008 primarily resulted from the increases due to the acquisition of CTC and reduced depreciation rates, as discussed above. Partially offsetting these increases were the net decreases from directory publishing revenues and expenses as a result of the split off of the publishing business. The remaining changes in segment income resulted from the non-recurring items recorded in 2007, as discussed above, continued access line losses, and the impairment loss on assets held for sale, partially offset by the increases in high-speed Internet customers, the favorable effects of the decrease in restructuring charges, and the Company’s cost containment efforts.

Regulatory Matters – Wireline Operations

Our incumbent local exchange carrier subsidiaries (collectively the “ILECs”) are regulated by both federal and state agencies. Interstate products and services and the related earnings are subject to federal regulation by the Federal Communications Commission (“FCC”) and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over interstate switched and special access rates and high-speed Internet service offerings and regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. State PSCs have principal jurisdiction over matters including local service rates, intrastate access rates, quality of service, the disposition of public utility property and the issuance of securities or debt by the local operating companies.

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

Price-Cap Petition Granted by FCC

Effective July 1, 2008, the Company converted the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure, because rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure, and under price-cap regulation, high-speed Internet services can be deregulated. As previously discussed, high speed Internet services were deregulated effective July 1, 2008. Prior to the conversion, with the exception of our Nebraska and New Mexico operations, and a portion of our Kentucky, Oklahoma and Texas operations, our interstate ILEC operations were subject to rate-of-return regulation by the FCC.

Inter-carrier Compensation

The FCC is currently conducting a rulemaking proceeding to consider changes in the rules governing inter-carrier compensation. Windstream strongly supports regulatory reform, but is opposed to the draft order as originally proposed by the FCC. We have submitted an alternative proposal that includes a reduction in access rates, increases in subscriber line charges to our customers and a modest increase in universal service support. At this time, we can not predict the ultimate outcome of these proceedings or the impact on our revenues and expenses.

The following table reflects the minute-driven components of Windstream’s inter-carrier compensation revenues for the third quarter of 2008:

Revenues

	Quarter Ended September 30, 2008
	Originating Traffic		Terminating Traffic
	Minutes	Rate	Minutes	Rate
	(Thousands)		(Thousands)
Interstate switched access	899,726	$0.0070	835,927	$0.0060
Intrastate switched access	609,344	$0.0340	650,944	$0.0430
Local interconnection	—	—	1,388,359	$0.0100

In addition, our third quarter 2008 inter-carrier and reciprocal compensation expense was comprised of $17.0 million and $18.0 million in terminating and originating charges, respectively.

On November 5, 2008, the FCC released an order affirming a prior decision regarding compensation payable to local exchange companies for the termination of dial-up ISP bound traffic.

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

State Universal Service

We recognize revenue from state universal service funds in a limited number of states in which we operate. In the third quarter of 2008, Windstream received $35.0 million in state universal service support, which included approximately $26.0 million from the Texas USF. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets.

During the third quarter of 2007, the staff of a state PUC Staff notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued a Notice of Violation and recommended that the Company be assessed a fine in the amount of $5.2 million in addition to the initial refund request for failure to refund the requested amount. The Company believes its universal service receipts in question are in compliance with all applicable regulatory requirements, that it has not been over-compensated and that no refund or penalty is owed. The Company plans to defend its position in hopes of eliminating or reducing the assessment but at this time cannot predict the outcome of the proceeding (see Note 7).

Texas USF Large Company High Cost Program Settlement

The rules governing the Texas universal service fund provide for a review of the fund every three years. In the third quarter of 2007, the Texas Public Utility Commission Staff (“PUC”) filed a petition to review the USF amounts received by the large company participants. In March 2008, Windstream, along with all the other parties in this proceeding including three other ILECs receiving support from the large company fund, reached agreement on a framework that will determine the amount of support each company receives from the fund effective January 1, 2009. As a result of this agreement, the annual amount of support received from the fund by the Company will decline by approximately $5.0 million. However, the Company expects to recover at least that amount from its end user customers through modest rate increases allowed as part of the agreement, which will be phased in over three years beginning January 1, 2009. The Texas PUC approved the settlement on April 25, 2008.

The Texas USF small company high cost fund will likely be under review beginning in 2009. Windstream receives approximately $13.0 million annually from the Texas high cost program for small companies. The Company does not expect to incur any significant reductions in the amount of support from this fund.

Product distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007
Revenues and sales:
Product sales	$94.3	$90.6	$246.4	$259.3

Total revenues and sales	94.3	90.6	246.4	259.3

Costs and expenses:
Cost of products sold	89.2	85.2	232.6	243.0
Selling, general, administrative and other	4.9	5.7	14.4	16.7
Depreciation and amortization	0.1	0.3	0.4	0.6
Restructuring charges	—	—	—	0.1

Total costs and expenses	94.2	91.2	247.4	260.4

Segment income (loss)	$0.1	$(0.6)	$(1.0)	$(1.1)

Revenues and sales from the Company’s product distribution operations reflect sales of telecommunications equipment to affiliated wireline subsidiaries and non-affiliated telecommunications companies. Revenues and sales from the Company’s product distribution operations increased $3.7 million, or 4 percent, and decreased $12.9 million, or 5 percent, in the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods of 2007. Sales of telecommunications equipment and data products to the Company’s affiliated subsidiaries decreased $0.2 million and $5.8 million in the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in the prior year. This was due primarily to a decrease in capital expenditures in the Company’s wireline operations during the three and nine month periods ended 2008, respectively, as compared to the same periods of 2007. Sales to external customers increased $3.9 million in the three month period of 2008 and decreased $7.1 million in the nine month period ended September 30, 2008, as compared to the same periods of 2007, reflecting a slight increase in sales to smaller telecommunications providers and contractors during the third quarter of 2008 and a decline in these sales during the nine month period ended 2008 as compared to the same periods of 2007. Product distribution segment income in the three and nine month periods ended September 30, 2008 remained relatively unchanged, as compared to the same periods of 2007.

The product distribution segment incurred $0.1 million in restructuring and other charges related to a workforce reduction during the nine month period ended September 30, 2007.

Directory Publishing

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007
Revenues and sales:
Directory publishing	$—	$30.7	$—	$98.7

Total revenues and sales	—	30.7	—	98.7

Costs and expenses:
Cost of services	—	—	—	—
Cost of products sold	—	21.8	—	71.8
Selling, general, administrative and other	—	6.7	—	22.0
Depreciation and amortization	—	—	—	—
Restructuring charges	—	—	—	—

Total costs and expenses	—	28.5	—	93.8

Segment income (loss)	$—	$2.2	$—	$4.9

Results during the first nine months of 2007 were derived from the publication of directories for affiliated and non-affiliated local exchange carriers. The Company completed the split off of its directory publishing business during the fourth quarter of 2007, as previously discussed.

The following discussion and analysis details Windstream’s consolidated merger and integration costs.

Merger and Integration Costs

Merger and integration costs include costs incurred related to strategic transactions, including transaction costs, rebranding costs and system conversion costs. These costs are unpredictable by nature and are not included in the determination of segment income.

Set forth below is a summary of merger and integration costs for the three and nine month periods ended September 30:

Merger and integration costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007
Transaction costs associated with the acquisition of CTC	$—	$0.3	$0.1	$0.3
Transaction costs associated with the split off of directory publishing	—	0.1	—	3.3
Signage and other rebranding costs	—	1.0	—	1.0
Computer system separation and conversion costs	—	1.0	6.1	1.0

Total merger and integration costs	$—	$2.4	$6.2	$5.6

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

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

Unpaid merger, integration and restructuring liabilities totaling $3.7 million consist of $0.5 million of costs associated with the acquisition of CTC, Valor lease termination costs of $2.2 million, and $1.0 million of employee-related benefit costs, and are included in other current liabilities in the accompanying unaudited interim consolidated balance sheet as of September 30, 2008. The CTC transaction costs primarily consist of system conversion and severance and related employee costs for employees that were terminated following the billing conversion in the first quarter of 2008. Valor lease payments will be made over the remaining term of the lease. Each of these payments will be funded through operating cash flows (see Note 9).

The following discussion and analysis details results of Windstream’s consolidated operating income and all other consolidated results presented below operating income.

The following table reflects the primary drivers of year-over-year changes in consolidated operating income:

Consolidated operating income

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in wireline segment income	$(18.5)		$10.6
Due to changes in product distribution segment income	0.7		0.1
Due to changes in directory publishing segment income	(2.2)		(4.9)
Total	$(20.0)	(6)%	$5.8	1%

The changes in operating income in 2008 are due in part to the sale of directory publishing, the non-cash impairment loss on assets held for sale and non-recurring items recorded in 2007, as discussed above, partially offset by the acquisition of CTC. The remaining changes in operating income in 2008 were primarily attributable to the revenue impacts of continued access line losses offset by growth in high-speed Internet customers, the favorable effects of reduced depreciation rates discussed above, and the Company’s cost containment efforts.

Other income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007
Interest income on cash and short-term investments	$0.5	$2.9	$1.7	$11.2
Sale of investments	—	—	7.3	0.3
Mark-to-market of interest rate swap agreement	(0.3)	(2.9)	0.5	—
Other expense, net	0.3	0.2	(0.4)	0.2

Other income, net	$0.5	$0.2	$9.1	$11.7

Other income, net increased $0.3 million, or 150 percent and decreased $2.6 million, or 22 percent, in the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods of 2007. There was an increase in other income, net during the nine month period of 2008 primarily due to a $7.3 million gain from the sale of the Company’s investments in non-consolidated cellular partnerships acquired through the merger with Valor in 2006. Partially offsetting the increase was a decrease in interest income earned on cash and cash equivalents in the three and nine month periods ended September 30, 2008, as compared to the same periods of 2007, primarily due to the reduction in the Company’s cash on hand following the funding of the acquisition of CTC on August 31, 2007, and repurchases of Company stock in accordance with the Company’s announced stock repurchase program discussed below. Additionally, there was a change in the loss recognized on the undesignated portion of an interest rate swap agreement, as discussed further in Note 5. Pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended, changes in the market value of the undesignated portion of this interest rate swap are included in net income. The market value calculation of this interest rate swap is based on estimates of forward variable interest rates, and changes in estimated forward rates could result in significant non-cash increases or decreases in other income, net in future periods.

Interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007
Senior secured credit facility, Tranche A	$3.1	$8.7	$10.4	$25.8
Senior secured credit facility, Tranche B, net of interest rate swaps	24.8	26.0	74.7	90.2
Senior secured credit facility, revolving line of credit	2.1	2.0	6.8	3.2
Senior unsecured notes	63.8	63.7	191.3	185.6
Notes issued by subsidiaries	10.0	10.1	29.9	30.3
Other interest expense	—	0.1	0.1	0.2
Less capitalized interest expense	(0.5)	(1.0)	(1.3)	(2.9)

Total interest expense	$103.3	$109.6	$311.9	$332.4

Interest expense decreased 6 percent in both the three and nine month periods ended September 30, 2008, or $6.3 million, and $20.5 million, respectively, as compared to the same periods of 2007. These decreases were primarily due to the November 2007 retirement of $210.5 million of Tranche A senior secured debt under its credit facility in a debt-for-debt exchange related to the sale of its publishing business, as well as the decline in the LIBOR (London-Interbank Offered Rate) rate impacting the Tranche A notes. In addition, the Company incurred $5.3 million in non-cash interest expense in the first quarter of 2007 on Tranche B of its senior secured credit facilities due to the write-off of previously capitalized debt issuance costs. These debt issue costs were associated with $500.0 million of the Tranche B loan that was paid down pursuant to the refinancing transaction during the first quarter of 2007. The weighted-average interest rate paid on the Company’s long-term debt for nine months ended September 30, 2008 was 7.7 percent, as compared to 7.9 percent for the same period of 2007.

Income Taxes

Income tax expense increased $2.2 million, or 4 percent, and $12.3 million, or 6 percent, in the three and nine month periods ending September 30, 2008, respectively, as compared to the same periods of 2007. The Company’s effective tax rate increased to 37.8 percent for both the three and nine month periods ended September 30, 2008, as compared to 34.3 percent and 37.1 percent in the corresponding periods of 2007. The increase in income tax expense and the effective rate for the three month period ending in 2008 as compared to same period in 2007 is attributable to the fact that during the three month period ended in 2007, the company evaluated its projected state income tax rates which resulted in a $6.0 million reduction in income tax expense and lowered the overall effective tax rate. There were no similar adjustments made during the three months ended in 2008. The increase in income tax expense and the effective rate for the nine month period is generally consistent with the change in income before taxes. For 2008, the Company’s annual effective income tax rate is expected to range between

37.5 and 38.5 percent. Changes in the relative profitability of the Company’s operating business units, as well as recent and proposed changes to federal and state tax laws, may cause the rate to change from historical rates. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

Discontinued Operations, Net of Tax

On August 7, 2008 Windstream entered into a definitive agreement to sell its wireless business to AT&T Mobility II, LLC (see Note 15). In connection with the contemplated transaction, we have reported the related results as discontinued operations and recognized a pre-tax loss of $18.0 million during the second quarter of 2008 to reduce the carrying value of the assets held for sale to the contemplated transaction price less estimated costs to sell. Wireless business income before taxes of $2.8 million and $6.3 million for the three and nine month periods ending September 30, 2008, respectively, as compared to $0.6 million for both the three and nine month periods of 2007, was reported as discontinued operations in the unaudited interim consolidated statements of income (see Note 15). Upon consummation of the contemplated transaction, the Company expects to recognize additional tax expense of approximately $9.7 million related to the excess of consideration to be received over tax basis in the assets to be sold.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During the nine months ended September 30, 2008, the Company generated approximately $730.0 million in cash flows from operations and ended the third quarter with $111.6 million in cash and cash equivalents. At September 30, 2008, current maturities of long-term debt were $24.3 million. The Company expects to fund the payment of these obligations through operating cash flows over the next twelve months. At September 30, 2008, the Company also had $343.2 million available under its $500.0 million revolving line of credit, which expires in 2011. Due to recent volatility in the credit markets, we assessed the solvency for each lender in our revolving line of credit and expect to have full access to the $500.0 million available under the revolving line of credit because our revolver is well diversified among 15 lending institutions with credit ratings ranging from A to AAA. We expect that cash on hand, along with cash generated from operations during the year, will be adequate to finance the ongoing operating requirements, capital expenditures, scheduled principal and interest payments of long-term debt and payments of dividends in 2008.

During the nine months ended September 30, 2008, the assets of Windstream’s pension plan have declined 24.4 percent from $1,001.0 million to $756.3 million due to benefit payments as well as declines in the market value of assets held. As a result of these losses, the Company may be required to make future pension contributions in accordance with the provisions of the U.S. Pension Protection Act of 2006. The Company’s funding requirements are established annually by actuarial valuation, with the next such valuation to be performed as of January 1, 2009. The funding target for a minimum contribution as measured on January 1, 2008 was approximately $915.0 million. As the assets of the plan exceeded the funding target as of January 1, 2008, there were no contribution requirements for 2008 or 2009. Should the value of the pension assets fall below 80 percent of the funding target as measured on January 1, 2009, the Company will likely make a voluntary contribution in 2009 to ensure the pension plan remains at or above 80 percent funded.

The Company’s board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors. Dividends paid to shareholders were $0.75 per share during the nine months ended September 30, 2008, totaling $335.3 million. Windstream also paid $109.9 million to shareholders in October 2008 pursuant to a $0.25 quarterly dividend declared during the third quarter of 2008.

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. No repurchases were made under this program during the third quarter of 2008; however, as of September 30, 2008 the Company had repurchased 16.0 million shares for $200.3 million, and had approximately $659.9 million of restricted payments capacity under its indentures to complete the share repurchase program.

The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other strategic investments reduce the available restricted payments capacity. While it is the Company’s intention at this time to fully achieve the stock repurchase program by the end of 2009, it will depend on such factors as the overall credit environment and liquidity needs of the business. In the near term, the Company will maintain higher cash balances to improve overall liquidity and enhance balance sheet flexibility.

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

As discussed further in Note 5, the Company currently has approximately $5.4 billion in long-term debt outstanding, including current maturities. This outstanding debt is primarily comprised of approximately $1.8 billion in senior secured credit facilities, approximately $3.0 billion in unsecured senior notes, and approximately $0.6 billion in debt issued by the Company’s subsidiaries. With respect to scheduled principal payments on these borrowings over the next five years, the Company retired $210.5 million of Tranche A debt under its senior secured credit facilities pursuant to the split off of the publishing business. As a result, scheduled principal payments under the credit facility have been reduced to $14.0 million per year through 2011. In addition, the Company will make sinking fund payments of approximately $10.0 million per year on its subsidiary debt. The remaining principal balance of Tranche A and the revolving line of credit of the senior secured credit facilities, totaling approximately $435.0 million, will be due in 2011.

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

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2008, the Company was in compliance with all such covenants and restrictions.

As of September 30, 2008, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured and senior unsecured credit ratings:

Description	Moody’s	S&P	Fitch
Senior unsecured credit rating	Ba3	BB	BB+
Senior secured credit rating	Baa3	BBB	BBB-
Outlook	Stable	Stable	Stable

Factors that could affect Windstream’s short and long-term credit ratings would include, but are not limited to, a material decline in the Company’s operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If Windstream’s credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on its borrowings, and the Company’s access to the public capital markets could be adversely affected. The Company’s exposure to interest risk is further discussed in Item 3, Quantitative and Qualitative Disclosures About Market Risk in Part I. A downgrade in Windstream’s current short or long-term credit ratings would not accelerate scheduled principal payments of Windstream’s existing long-term debt, as discussed further in Note 5. Windstream’s next scheduled debt maturity is in 2011. Given the Company’s ability to generate cash flow, these maturities could be funded with available cash, if necessary.

Historical Cash Flows

	Nine Months Ended September 30,
(Millions)	2008	2007
Cash flows provided from (used in):
Operating activities	$729.8	$683.8
Investing activities	(190.6)	(813.9)
Financing activities	(499.6)	(188.8)

Increase (decrease) in cash and cash equivalents	$39.6	$(318.9)

Cash Flows-Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities increased by $46.0 million in the nine months ended September 30, 2008, as compared to the same period in 2007, primarily from the deferral of cash tax payments due to the Economic Stimulus Act discussed in the Liquidity and Capital Resources section above and a reduction in merger, integration and restructuring payments. These increases were partially offset by changes in working capital requirements, including timing differences in the billing and collections of accounts receivable, payment of trade payables, taxes and purchases of inventory. During the first nine months of 2008, the Company generated sufficient cash flows from operations to fund its capital expenditure requirements, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2008.

Cash Flows-Investing Activities

Capital expenditures, including those related to the CTC wireless business, for the nine months ended September 30, 2008, were $219.5 million, as compared to $268.3 million for the same period in 2007. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to expand our offering of other communications services, including high-speed Internet communication services. The Company funded its capital expenditures through internally generated funds.

Capital expenditures were partially offset by $17.3 million in net proceeds received on the sale of acquired assets held for sale discussed in Note 3.

Cash Flows-Financing Activities

The primary use of funds for financing activities was the payment of dividends to shareholders during the first nine months of 2008. These payments decreased by $22.4 million in the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to fewer shares issued and outstanding as of September 30, 2008 as a result of the stock repurchase program. As previously discussed, during the first nine months of 2008, the Company repurchased 16.0 million shares of its common stock.

Repayments of borrowings were $340.7 million for the nine months ended September 30, 2008 and $577.7 million for the nine months ended September 30, 2007. Debt issued, net of issuance costs, during the nine months ended September 30, 2008 and 2007 totaled $380.0 and $748.9 million, respectively. During the first nine months of 2008, the Company borrowed $380.0 million from its $500.0 million revolving credit agreement, of which $330.0 million was repaid during the nine month period. Additionally, repayments of borrowings and debt issued in the nine months ended September 30, 2007 were primarily due to the refinancing transaction discussed in further detail in Note 5. Other retirements of long-term debt in both periods reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.

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

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 in the Company’s Annual Report on Form 10-K, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. See Note 6, “Fair Value Measurements”, and Note 8, “Employee Benefit Plans and Postretirement Benefits Other Than Pensions”, for discussions relating to the Company’s adoption of SFAS No. 157 “Fair Value Measurements” and change in methodology used to determine the appropriate discount rate for the Company’s postretirement benefits, respectively. Other than the adoption of SFAS No. 157 discussed in Note 2, there were no material changes to the Company’s critical accounting policies during the nine month period ended September 30, 2008.

Recently Adopted Accounting Pronouncements

SFAS No. 157 - Effective January 1, 2008, Windstream adopted SFAS No. 157, for financial assets and liabilities recognized at fair value. SFAS No. 157 defined fair value, established a framework for measuring fair value and expanded disclosures about the use of fair value to measure assets and liabilities. Although the adoption of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our consolidated financial statements, applying the fair value measurement framework to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis may have a material impact on future consolidated financial statements.

SFAS No. 159 - In the first quarter of 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115”. Since Windstream did not elect the fair value option for any of its eligible financial assets and liabilities, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements.

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

SFAS No. 161 - In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Windstream is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated financial statements.

FSP FAS 142-3 - In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” for intangible assets acquired after adoption. Under FSP FAS 142-3 an entity should consider its own historical experience in renewing similar arrangements or market participant assumptions in the absence of historical experience. FSP FAS 142-3 also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Windstream is currently evaluating the impact FSP FAS 142-3 will have on our financial statements.

SFAS No. 162 - On May 9, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective November 15, 2008. The Company is currently evaluating the effects, if any, that SFAS No. 162 will have on its consolidated financial statements.

FSP EITF 03-6-1 - In June 2008, relative to Emerging Issues Task Force Issue No. (“EITF”) 03-6-1, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1, concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. Windstream is evaluating the impact of this standard but does not believe it will have a material impact on basic or diluted earnings per share.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain forward-looking statements. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for the Quarterly Report on Form 10-Q for the period ending September 30, 2008. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

The Company’s market risks at September 30, 2008 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, the Company is exposed to market risk from changes in interest rates. The Company does not directly own significant marketable equity securities other than highly liquid cash equivalents, nor does it operate in foreign countries. However, the Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

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

Due to the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million at July 17, 2006 to convert variable interest rate payments to fixed. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,312.5 million as of September 30, 2008. The variable rate received by Windstream on these swaps was 2.79 percent at September 30, 2008, which is the three-month LIBOR (London-Interbank Offered Rate) on July 17, 2008. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which had an unamortized notional value of $107.6 million as of September 30, 2008, are recognized in net income, including $(0.3) million and $0.5 million recognized as other income (loss) in the unaudited interim consolidated statement of income for the three and nine months ended September 30, 2008, respectively. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of September 30, 2008, the unhedged portion of the Company’s variable rate senior secured credit facilities was $503.3 million, or approximately 9 percent of its total outstanding long-term debt. Windstream has estimated its interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $5.0 million. Actual results may differ from this estimate.

Equity Risk

The Company is exposed to market risk through the Company’s pension plan investments. The fair market value of these investments, totaling $756.3 million at September 30, 2008, declined 24.4 percent from $1,001.0 million at December 31, 2007, due to benefit payments as well as declines in the market value of assets held. Continued returns below our expected rate of return of 8.0 percent will result in increased pension expense beginning in 2009.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 14, 2008, Windstream Corporation, Windstream Nebraska, Inc., Windstream Systems of the Midwest, Inc., and Windstream Benefits Committee filed a class action complaint for declaratory judgment in the United States District Court for the District of Nebraska against a group of retirees requesting the court to declare that the Company had a unilateral right to make certain amendments to its postretirement, medical and life insurance plans (see Note 8). Defendants include the local bargaining unit for the Communication Workers of America and several former Aliant retirees individually and as representatives of persons similarly situated. The Company intends to vigorously assert and defend its position in this matter.

The Company is also party to various other legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of income, cash flows or financial condition of the Company.

In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A. Risk Factors

During the first nine months of 2008, there have been no material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.

Item 5. Other Information

(a)  Amendment to Bylaws.

Effective November 6, 2008, the Board of Directors of the Company adopted an amendment to the Bylaws of the Company. The amendment modified the contents of the advance notice that is required to be delivered to the Company’s Secretary by any stockholder in order for such stockholder to submit a matter for business at an annual meeting of stockholders of the Company or to nominate a person for election to the Board of Directors of the Company. In each instance, the modified advance notice provisions now require the stockholder to disclose the full extent of the economic and voting interests in any stock of the Company that are held by such stockholder and certain affiliated persons. The prior Bylaws required advance notice only of beneficial ownership and record ownership of the stockholder.

In particular, the amendment to the Bylaws of the Company modifies Section 11 of Article II for bringing matters before an annual meeting and Section 4 of Article III for nominating a person for election to the Board of Directors to require advance notice of whether and the extent to which any hedging or other transaction or series of transactions has been entered into by or on behalf of, or any other agreement, arrangement or understanding (including any short position or any borrowing or lending of shares) has been made, the effect or intent of which is to mitigate loss to or manage risk or benefit of share price changes for, or to increase or decrease the voting power of, the stockholder making the proposal or any Stockholder Associated Person (as defined below) with respect to any share of stock of the Company. The amendment defines a “Stockholder Associated Person” as (i) any person directly or indirectly controlling, controlled by or under common control with, or directly or indirectly acting in concert with, the stockholder making the proposal and (ii) any beneficial owner of shares of stock of the Company owned of record or otherwise by such stockholder. The amendment also modifies Section 11 of Article II of the Bylaws to require advance notice of the reason for conducting the business that is proposed to be brought before an annual meeting of stockholders.

The foregoing description of the amendment to the Bylaws is qualified in its entirety by reference to the Amended and Restated Bylaws of the Company, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.2.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 55.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Brent Whittington
Brent Whittington
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
November 7, 2008

WINDSTREAM CORPORATION

FORM 10-Q

INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

3.2	Amended and Restated Bylaws of Windstream Corporation.	(	*)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(	*)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(	*)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(	*)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(	*)

(*)	Filed herewith.