Form 10-K
period 2008-12-31
WINDSTREAM CORP
filed 2009-02-19
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

☐  YES   ☒  NO

Aggregate market value of voting stock held by non-affiliates as of June 30, 2008 -                 $5,424,830,503

Common shares outstanding, February 12, 2009 -                 441,098,355

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2009 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 35 to 38.

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

The shaded areas in the following map reflect Windstream’s service territories.

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

The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. The 132,000 access lines and 31,000 high-speed Internet customers added through the acquisition significantly increased Windstream’s presence in North Carolina and provided the opportunity to generate significant operating efficiencies with contiguous Windstream markets. The transaction has increased Windstream’s position in these markets where it can leverage its brand and bring significant value to customers by offering competitive bundled services. The former CTC markets have high-speed Internet availability to 95 percent of its access lines, 75 percent of which can offer speeds up to 10Mb.

As previously discussed, on July 17, 2006, Alltel Holding Corp. merged with and into Valor, with Alltel Holding Corp. serving as the accounting acquirer. Through this transaction, Windstream added approximately 500,000 customers in complementary markets with favorable rural characteristics making the Company one of largest local telecommunications carriers in the United States.

MATERIAL DISPOSITIONS COMPLETED DURING THE LAST FIVE YEARS

On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million. Windstream recognized a pre-tax loss of $21.3 million to reduce the carrying value of the assets sold to the transaction price less costs to sell. Completion of the transaction allowed management to divest of a non-core asset. The transaction included approximately 52,000 wireless customers, spectrum licenses and cell sites covering a four-county area of North Carolina with a population of approximately 450,000, and six retail locations.

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

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

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

MANAGEMENT

The Company’s staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities including investor relations, acquisitions and dispositions, corporate planning, tax planning, cash and debt management, insurance, sales and marketing support, government affairs, legal matters, and engineering services.

EMPLOYEES

At December 31, 2008, Windstream had 7,349 employees. Within Windstream’s work force, approximately 1,813 employees are part of collective bargaining units. During 2008, Windstream had no material work stoppages due to labor disputes with its unionized employees (see “Risk Factors”).

ORGANIZATIONAL STRUCTURE AND OPERATING SEGMENTS

Windstream has focused its communications business strategy on enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. As of December 31, 2008, Windstream served more than 3.0 million communications customers in 16 states. Additionally, Windstream provides data services to more than 978,000 high-speed Internet customers. Windstream delivers one-stop shopping to customers with a full range of communications products and services that include voice and related features, high-speed Internet, long distance, network access and video.

Windstream is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline and product distribution segments. Previously, its other operations consisted of directory publishing, wireless and telecommunications information services operations.

WIRELINE OPERATIONS

The Company’s wireline segment consists of Windstream’s retail and wholesale telecommunications services, whose primary revenue streams include voice and related features, high-speed Internet service, long distance, data and special access, switched access and interconnection, and video services.

The following table is a summary of the wireline segment operations for the years ended December 31:

Wireline Segment	2008	2007	2006
Percent of wireline revenues to total operating revenues	91%	87%	85%
Operating revenues from external customers	$3,058.8	$3,016.6	$2,635.3
Segment income	$1,140.1	$1,154.2	$920.3
Total assets	$7,972.0	$8,119.8	$7,897.1

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

Long distance services are offered through wholesale arrangements with various interexchange carriers and include switched interstate, intrastate, and international long distance as well as operator services. These services are primarily marketed as flat-rate calling plans or part of product bundles, which may include voice, high-speed Internet, long distance and video. Long distance plans that bill on a per minute basis are also offered.

Data and special access services primarily consist of retail high-speed Internet services and the provision of special access dedicated circuits. We provide high-speed Internet access using digital subscriber line technology for a monthly fee. Windstream’s Greenstreak product offers high-speed Internet along with measured local phone service that allows unlimited incoming calls, 911 access, and outgoing local calls for 10 cents a minute. Windstream’s Internet Security Suite offers a comprehensive service package that stops viruses, blocks spyware, prevents hacking, improves PC health, secures user identity and protects children from objectionable web sites. We also provide Internet access services to dial up Internet subscribers and data transmission services over special circuits, Ethernet based access and private lines. The Company’s Internet access services also enable customers to establish an e-mail account and to send and receive e-mail. In addition, we offer enhanced Internet services to our business customers, which include obtaining Internet protocol addresses, web site design and hosting. Special access services provide business and wholesale customers dedicated point-to-point switching arrangements for voice and data traffic, and allows constant use at maximum capacity.

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

Miscellaneous service revenues primarily consist of charges for service fees, rentals and billing and collections services. Miscellaneous revenues also include commissions from activating digital satellite television service through our relationship with DISH Network LLC. These services are offered to virtually all households in our service areas through a co-branded DISH Network satellite television agreement. In addition, Windstream provides cable television service to approximately 31,000 customers in Georgia and Missouri. The cable television properties are not significant to Windstream’s wireline operating results.

Product sales represent equipment sales to customers, including computer sales to residential high-speed Internet customers, Internet modems and customer premise equipment.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

MARKETING

At Windstream, our marketing approach is simple. Our mission, vision and values are what guide us as we remain focused on serving the communities of rural America. We offer fresh, innovative thinking and embrace new technology. As a brand, we are neighborly, dynamic and provide simplicity in our products and services. What’s more, we strive to deliver it all through teamwork that is responsive, enthusiastic, accountable and motivated to serve our customers. We market our products through multiple channels, including customer service representatives and technicians, local retail stores, e-commerce, and telemarketing, supported by direct mail, mass media advertising (newspaper, television, and radio), bill inserts, community events and click through advertising on targeted websites. We continue to exercise door-to-door sales techniques and partnerships with mover agents to reach customers on a local and one-on-one basis.

Windstream operates 61 local retail stores and 2 call centers focused on selling and servicing our customers. Both sales channels offer an excellent opportunity to connect with our customers by providing superior customer service in person or over the phone. Direct calls are made to business customers in order to accommodate their specific needs and to improve their way of conducting business in the most efficient way possible. Our customer service and sales representatives earn incentives to promote sales of services that meet the distinctive needs of our customers, while our technicians survey customer premises to assess building requirements and coordinate delivery, installation and testing of equipment.

Our marketing goal for residential and small business customers is to win new customers while selling additional communication services to existing customers. Our message consistently emphasizes our competitively priced product bundles that integrate voice, data and entertainment services onto one easy to understand bill.

Our large business and enterprise customer marketing approach focuses on end-to-end customer communications solutions. Our direct sales force calls on prospective and existing business customers to provide a reliable and complete communications solution that best fits the needs of our customers based on our communications knowledge and the information we gain about the customers’ needs. In addition, we operate a separate call center focused on servicing and selling additional products and services that meet the unique needs of our business customers.

TECHNOLOGY

Our network consists of host and remote central office digital switches and loop carriers interconnected with copper, microwaved and fiber facilities. The outside plant infrastructure connecting the customer with the core network consists of a mix of fiber optic and copper facilities. At the end of 2008, we maintained over 235,200 route miles of copper plant and approximately 23,500 route miles of local and long-haul fiber optic plant. In addition, our fully integrated communications network consists of IP routers, Ethernet switches, Asynchronous Transport Mode (ATM) switches and frame relay switches capable of handling voice, data and dedicated circuits.

COMPETITION

Windstream experiences competition in many of its local service areas. Sources of competition to Windstream’s local exchange business include, but are not limited to, wireless communications providers, cable television companies, resellers of local exchange services, interexchange carriers, satellite transmission service providers, electric utilities, competitive access service providers, including, without limitation, those utilizing an Unbundled Network Elements-Platform or UNE-P, voice-over-Internet protocol (“VoIP”) providers, and providers using other emerging technologies resellers. During 2008, this competition adversely affected Windstream’s access line losses and revenue growth rates. Windstream lost approximately 165,000 access lines in its wireline business during 2008, primarily as a result of the effects of fixed line competition and wireless substitution for Windstream’s wireline services. Windstream expects the number of access lines served by its wireline operations to continue to be adversely affected by fixed line competition and wireless substitution in 2009.

To address competition, Windstream remains focused on providing improved customer service, increasing operating efficiencies and maintaining the quality of its network. In an effort to further develop enhanced services and bundled product offerings, the Company will continue to invest in its network to offer faster speeds in its high-speed Internet

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

offerings. As of December 31, 2008, the Company could deliver speeds of 3Mb to 97 percent of its addressable lines. Additionally, speeds of 6Mb and 12Mb are available to 61 percent and 32 percent of its high-speed Internet addressable lines, respectively.

During 2008, the Company added approximately 107,000 high-speed Internet customers. This increased the Company’s high-speed Internet customer base to over 978,000 customers at December 31, 2008, which represents a penetration rate of 32 percent of total access lines in service, and 44 percent of residential access lines in service.

Although high-speed Internet services have been a source of revenue and customer growth for Windstream, that service offering experiences competition primarily from high-speed Internet offerings of cable competitors. In addition, we could experience some increased competition from high-speed Internet offerings of wireless competitors.

SEASONALITY

Our business is not subject to significant seasonal fluctuations.

REGULATION

Our incumbent local exchange carrier subsidiaries (collectively the “ILECs”) are regulated by both federal and state agencies. Our interstate products and services and the related earnings are subject to federal regulation by the Federal Communications Commission (“FCC”) and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over matters including, but not limited to, interstate switched and special access rates, as well as high-speed Internet service offerings. It also regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. The PSCs have jurisdiction over matters including local service rates, intrastate access rates, quality of service, the disposition of public utility property and the issuance of securities or debt by the local operating companies. As a regulated entity, the Company is required to comply with various federal and state regulations.

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

FEDERAL REGULATION

Price Cap Petition Granted by FCC

On March 18, 2008, the FCC granted a petition filed by Windstream on August 7, 2007, to convert the majority of its remaining interstate rate-of-return regulated operations to price cap regulation effective July 1, 2008. Price cap regulation better aligns with the Company’s continued efforts to improve its cost structure. Under price cap regulation, rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure, and high-speed Internet services can be deregulated resulting in lower USF assessments for our customers. The Company deregulated its high-speed Internet services on July 1, 2008. Prior to July 1, 2008, many of our interstate ILEC operations, consisting primarily of network access services, were subject to rate-of-return regulation by the FCC. Only our Nebraska and New Mexico operations, and a portion of our Kentucky, Oklahoma and Texas operations, were subject to price cap regulation prior to that date. However, as a result of the FCC’s March 18th order, the vast majority of the Company’s remaining ILEC operations converted to price cap regulation on July 1, 2008.

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

In July 2006 the National Association of Regulatory Utility Commissioners’ Task Force on Inter-carrier Compensation filed an industry-sponsored reform plan called the “Missoula Plan” which proposes a comprehensive reform to inter-carrier compensation that is different than “bill and keep”. In summary, the Missoula plan seeks to reduce rates carriers charge one another to originate and terminate calls between networks, increase end user retail rates and create additional funding through an expanded universal service program. The Company supports the proposed Missoula plan, because the plan would bring stability and certainty to the marketplace and encourage continued network investment for the benefit of customers and carriers.

On November 5, 2008, the FCC issued a further notice of proposed rulemaking (“FNPRM”) that sought comment on proposals that would change the rules governing inter-carrier compensation. Proposals considered by the FNPRM would significantly reduce inter-carrier compensation revenues over a ten-year period, classify VoIP/public switch telephone network (“PSTN”) traffic as an “information service,” and adopt measures to ensure proper billing of “phantom traffic”. Windstream strongly supports regulatory reform, but with the exception of the phantom traffic reforms, Windstream is opposed to the inter-carrier compensation proposals under consideration by the FNPRM. We have submitted an alternative proposal that includes a measured reduction in access rates, increases in subscriber line charges, and additional federal universal service support.

The FCC has received other proposals to reform inter-carrier compensation mechanisms. If the Commission acts, the outcome is likely to change the way the Company receives compensation from, and remits compensation to, other carriers and its end-user customers, as well as the federal universal service fund. Until these proceedings conclude and any changes to the existing rules are established, however, the Company cannot estimate the impact of any changes on its ILEC revenues or expenses or when such changes would occur.

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

On May 1, 2008, the FCC released an order adopting an interim, emergency cap on the amount of high-cost support that competitive ETCs may receive. Competitive ETC support will be capped in each state at the amount competitive ETCs were eligible to receive in such state during March 2008 on an annualized basis. The Company’s high-cost support was not affected by the FCC’s order.

On November 20, 2007, the Joint Board issued a subsequent recommended decision for consideration by the FCC. In this decision, the Joint Board recommended establishing a provider of last resort fund, a mobility fund and a broadband fund. Each fund would have separate distribution and allocation mechanisms. The Joint Board also recommended an overall cap in the size of the fund. Under the Joint Board’s recommendation, the broadband and mobility funds would be allocated on a state-by-state basis and the states would be responsible for distributing support. On November 5, 2008, the FCC issued an order declining to adopt the Joint Board recommendations described above.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

On November 5, 2008, the FCC issued a FNPRM seeking comment on proposals that would cap high-cost receipts based on the support each carrier is eligible to receive at December 2008 levels on an annualized basis. To continue receiving this support, high-cost recipients would have to certify that they would deploy specified high-speed Internet services throughout their supported areas over a five-year period. Areas for which high-cost recipients decline to make such certification would be subject to a reverse auction. The reserve price for the auction would be the amount the ILEC would be entitled to receive if it would have agreed to deploy high-speed Internet services throughout its service area. Bidders would need to be certified as an ETC by the respective state commission. The winning bidder would accept all carrier of last resort obligations. If the auction produced no winner, the area subject to the auction would be deemed a truly high-cost area and the FCC would determine what further actions would need to be taken to ensure the study area is served by a company willing to meet the broadband commitment and carrier of last resort requirements.

Proposals under consideration by the FNPRM also would eliminate the identical support rule, which allows competitive ETCs to receive the same per line support as the ILEC. Competitive ETCs, instead, would be required to file cost information to qualify for high-cost support.

In addition, the proposals under consideration would base the federal universal service contribution methodology on residential telephone numbers and business revenues. The FCC then would seek comment on whether it should begin using business connections, rather than revenues, to determine contributions from providers of business services. Without more specificity regarding the likely outcome of the proceeding, we cannot provide a meaningful estimate of the impact a change in carrier contribution obligations would have on our operations.

The FCC mandated that, effective October 1, 2004, the Universal Service Administrative Company (“USAC”) would begin accounting for the USF program in accordance with generally accepted accounting principles for federal agencies, rather than the accounting rules that USAC formerly used. This accounting method change subjected USAC to the Anti-Deficiency Act (“ADA”), the effect of which could have caused delays in payments to USF program recipients and significantly increased the amount of USF regulatory fees charged to consumers. In April 2005, the FCC tentatively concluded that the high-cost and low-income universal service programs of the universal service fund were compliant with ADA requirements, and asked the Office of Management and Budget (“OMB”) to make a final determination on this issue, which has not yet occurred. In September 2008, Congress passed legislation to exempt the USF from ADA requirements until March 6, 2009.

High-Speed Internet Services

On March 15, 2002, the FCC issued a declaratory ruling concluding that cable modem service was an interstate “information service,” rather than a cable service or a telecommunications service. This ruling was upheld by the United States Supreme Court. In addition, on September 23, 2005, the FCC released an order declaring Digital Subscriber Line (“DSL”) offerings, as well as other high-speed Internet access services offered over wireline technologies, “information services” functionally integrated with a telecommunications component and no longer subject to a higher level of regulation as compared to cable modem service. The order further provides price cap companies the option to deregulate high-speed Internet and rate-of-return companies the option to de-tariff high-speed Internet. The Company elected to deregulate its high-speed Internet services in its price cap properties effective October 2006 for companies subject to price cap regulation at that time, and effective July 2008 for companies affected by the price cap conversion in 2008. Consequently the Company now benefits from the decreased regulation of its high-speed Internet services, providing the Company with additional retail pricing flexibility and relief from federal universal service fund contributions.

On November 20, 2007, the FCC released a Notice of Proposed Rule Making (“NPRM”) that tentatively concluded that all high-speed Internet providers should pay the same pole attachment rate for all attachments used for high-speed Internet services. Windstream pays approximately $23.0 million annually to rent space on utility poles it does not own. The NPRM suggests that this rate should be higher than the current cable rate but no greater than the current rate paid by competitive local exchange carriers. If the NPRM’s tentative conclusion is adopted, Windstream would likely see a reduction in the amounts that it pays to rent space on utility poles it does not own and would be able to better compete with other companies offering high-speed Internet services.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

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

On April 2, 2007, the FCC released an order and further notice of proposed rulemaking to alter the requirements to safeguard customers’ CPNI. The order prohibits carriers from disclosing call detail information based on customer-initiated telephone contact except when the customer provides a password or, if the customer does not provide a password, the carrier may only disclose the requested call detail records by sending them to the customer’s address of record. The order further requires carriers to obtain explicit consent from customers when releasing CPNI to third parties for the purposes of marketing retail services to that customer. The order also establishes a notification process for law enforcement and customers in the event of a CPNI breach, requires that carriers provide notice to customers immediately following certain account changes and requires carriers to file annual certifications of CPNI compliance with the FCC. Some parties have filed petitions for reconsideration with the FCC asserting that, in enforcement proceedings, the order improperly shifts the burden of proof from the FCC to the carriers. These rules became effective during the fourth quarter of 2007.

Exclusive Access to Multiple Tenant Environments

On November 13, 2007, the FCC released an order that prohibits cable operators from: (i) enforcing existing exclusive video service agreements with multi-dwelling unit owners; and (ii) entering new agreements containing exclusive video service rights for multi-dwelling units. Currently this order is being challenged in court, but assuming it goes into effect, the order expands Windstream’s potential customer base for video, voice, and high-speed internet services in the near term.

Other Federal Regulations

On September 6, 2008, the FCC released an NPRM tentatively concluding that the agency should require all facilities-based providers of broadband and/or telecommunications to collect and produce infrastructure, service quality, and customer satisfaction data that previously were required only from a subset of ILECs. Expanding the data collection as proposed could require Windstream to devote new resources to gathering data and producing reports. But without more specificity regarding the likely outcome of the proceeding, we cannot provide an estimate of the financial impact of a change in our data collection and reporting obligations.

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

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

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

•

Windstream Arkansas has operated since 1997 under an alternative regulation plan established by Arkansas statute. Under this plan, basic local rates and access rates may be adjusted annually by up to 75 percent of the annual change in the Gross Domestic Product-Price Index (“GDP-PI”). Other local rates may be changed without PSC approval and become effective upon the filing of revised tariffs. Windstream Communications Southwest, a separate subsidiary with operations in Texas, has a reciprocity agreement with the Arkansas PSC that provides that rates approved by the Texas PSC for Texarkana, TX, are deemed approved in Texarkana, AR. This reciprocity agreement ensures that all customers in Texarkana are charged the same rates.

•

Our regulated Florida wireline subsidiary operates under alternative regulation established by Florida statute. Under this plan, basic local rates may be increased once in any twelve-month period by an amount not to exceed the twelve-month change in the GDP-PI less 1 percent. Non-basic services are grouped by type into categories in accordance with PSC rules. We may increase rates for non-basic services as long as the annual increase for any such category does not exceed 6 percent in any twelve-month period. Non-basic rates can be increased by up to 20 percent annually in exchanges where another local provider is providing services.

•

Our regulated Georgia wireline subsidiaries operate under an alternative regulation plan established by Georgia statute. Under this plan, basic local rates may be increased annually based on the annual change in GDP-PI. Other local rates may be increased by filing revised tariffs.

•

We have two regulated operating subsidiaries in Kentucky. On July 12, 2006, both elected a new form of alternative regulation approved by the Kentucky General Assembly during the 2006 legislative session. The new law freezes basic rates for electing companies for five years and then gives the PSC jurisdiction over rate adjustments for basic services thereafter. Rates for non-basic services may be adjusted without PSC approval either by filing revised tariffs or de-tariffing non-basic services and providing customer service agreements to end-users. The new law caps rates for intrastate switched access services and deems an electing utility’s rates, charges, earnings, and revenues to be just and reasonable. Wholesale interconnection arrangements between or among companies, as well as complaints for basic service and service quality metrics remain under the jurisdiction of the PSC.

•

On February 23, 2006, the Governor of Mississippi signed into law HB 1252, which substantially reduced state PSC regulation of wireline telecommunications services in Mississippi. The law became effective July 1, 2006. Under the new law, only stand-alone basic service and intrastate network access services remain regulated by the Mississippi Public Service Commission. Additionally, the PSC approved a rural ILEC price regulation plan as an alternative form of regulation for rural companies. Effective June 13, 2007, Windstream elected to be regulated under the rural ILEC price regulation plan. Under this plan, Windstream is required to meet certain service quality metrics and to be able to offer high-speed Internet services to at least 80 percent of its customers by June 13, 2009. At December 31, 2008 we exceeded the above broadband requirement.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

•

Our regulated Missouri wireline subsidiary is subject to an alternative regulation election established by statute. Under Missouri’s alternative regulation as well as legislation enacted in 2008, basic local service and intrastate network access rates may be adjusted annually based on changes to the urban consumers component of the Consumer Price Index. There is total pricing flexibility for non-basic services, and revenue neutral rate re-balancing is permitted on an annual basis.

•

Our regulated Nebraska operations are subject to alternative regulation established by Nebraska statute. In exchanges where local competition exists, companies can change rates upon ten days notice to the PSC. In exchanges where the PSC determines that local competition does not exist, companies can change rates for all services except basic local service with ten days notice to the PSC. In these exchanges, basic local rates may be increased upon ninety days notice to affected subscribers. Basic local rate increases are reviewed by the PSC only if rates are increased more than 10 percent in twelve consecutive months or in response to a formal complaint signed by at least 3 percent of affected subscribers.

•

On April 1, 2006, the New Mexico PSC began regulating Windstream pursuant to rules that govern retail prices and service quality. These rules, adopted in January 2006, allow Windstream pricing flexibility on retail services. The rules also streamline the introduction and withdrawal of tariffs and the packaging and bundling of services. The PSC also adopted rules in late 2005 pertaining to intrastate network access rate reform. The rules generally required: 1) the reduction of intrastate access rates to interstate levels according to prescribed criteria; 2) the establishment of the initial benchmark rates to be used to determine support from the state USF; and 3) the creation of a state USF to ensure revenue neutrality in connection with (1). On April 1, 2006, these rules were implemented and all ILECs, including Windstream, reduced their intrastate network access rates to interstate levels and began receiving support from the newly created state USF. Windstream expects to receive approximately $8.4 million annually from the New Mexico state USF.

•

We have two regulated operating subsidiaries in North Carolina. The subsidiaries separately implemented PSC approved alternative regulation plans in 1997 and 1998, respectively. Local rates are adjusted annually by the annual change in GDP-PI. Rate changes are effective upon 14 days notice. In September 2005 and March 2006, the Commission approved requested changes to the price regulation plans.

•

Our regulated Ohio wireline subsidiaries began in 2004 to operate under an alternative regulation plan established by the Public Utilities Commission (“PUC”). Under this plan, basic service rates have been capped. Non-basic service rates are subject to limited pricing flexibility. As of August 2006, new rules for alternative regulatory treatment of basic service have been adopted. Windstream is evaluating the residential basic local exchange rate flexibility rules at an exchange level.

•

We have three operating subsidiaries in Oklahoma, each of which operate under an alternative regulation plan established by Oklahoma statute. Under this plan, basic service rates can be increased annually as long as the increase does not exceed $2.00. Legislation was enacted in May 2004 that regulates Windstream Communications Southwest (approximately 72 percent of access lines in Oklahoma) as a rural telephone company, thereby allowing this property significant pricing freedom for its basic services and reducing its costs of regulation.

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

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

•

We have four operating subsidiaries in Texas. These subsidiaries are subject to alternative regulation established by Texas statute. Under the statute, basic local rates and intrastate network access rates are capped. In 2008 the Texas Public Utility Commission (“Texas PUC”) conducted a review of the Texas Universal Service Fund (“Texas USF”). As described below in the Universal Service section, the review resulted in a unanimous settlement which reduced the total amount of support from the Texas USF but also established a higher affordable rate for basic service.

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

On December 5, 2007 and February 22, 2008, Verizon filed complaints with the Kentucky PSC and the Georgia PSC very similar to the complaint filed in Ohio. In these cases, Verizon also alleges that the Company’s intrastate access rates are excessive and should be reduced to the level currently charged by AT&T (formerly BellSouth).

The Company requested that the Ohio PUC, the Kentucky PSC and the Georgia PSC deny Verizon’s requested relief based in part on the fact that the Company’s intrastate access rates are just and reasonable and on the current efforts to reform inter-carrier compensation comprehensively at the federal level, as previously explained. At this time, the Company cannot estimate the financial impact of any PSC decision due to the various options the PSC could consider if it ruled in Verizon’s favor that would affect the financial impact of the rate reductions, if any.

Universal Service

We recognize revenue from state universal service funds in a limited number of states in which we operate. In 2008, Windstream recognized $140.1 million in state universal service revenue. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. For the year ended December 31, 2008, Windstream received approximately $103.2 million from the Texas USF. There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2008, Windstream received $90.5 million from the large company program and $12.7 million from the small company program. The purpose of the Texas USF is to assist telecommunications providers in providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All customers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge by their customers.

The rules governing the Texas USF provide for a review of the Texas USF every three years. In the third quarter of 2007, the Texas Public Utility Commission Staff (“PUC Staff”) filed a petition to review the Texas USF amounts received by the large company participants. In March 2008, Windstream, along with PUC Staff and all the other parties in this proceeding, reached agreement on a framework that will determine the amount of support each company will receive from the Texas USF beginning January 1, 2009. As a result of this agreement, the Company’s annual support from the Texas USF will decline by approximately $5.0 million. However, the Company expects to recover at least that amount from its end user customers through modest rate increases allowed as part of the agreement. Such rate increases will be phased in over three years beginning January 1, 2009. The Texas PUC approved the settlement on April 25, 2008.

During the third quarter of 2007, the staff of a state PUC notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

a Notice of Violation and recommended that the Company be assessed a penalty in the amount of $5.2 million (which was later revised to $8.2 million) in addition to the initial refund request for failure to refund the requested amount. The case was docketed and a hearing was conducted in September 2008. The Company’s position was that its universal service receipts in question were in compliance with all applicable regulatory requirements, that it was not over-compensated and that there should be no refund or penalty. On December 11, 2008, the Administrative Law Judge (“ALJ”) recommended that the Company reimburse $8.0 million (including interest) to the fund to account for the alleged overpayments, but that no administrative penalties should be imposed. The recommendation of the ALJ was approved by the commission on January 29, 2009. A liability of $8.0 million is included in other current liabilities of the accompanying consolidated balance sheet related to this issue, which we expect to pay in the first quarter of 2009.

Pennsylvania is currently conducting a review of its universal service fund. This review is expected to conclude no later than June 2009. The review is focused on various aspects of the fund as it pertains to basic rates of eligible companies and the impact of a participating company’s alternative regulation plan. The Company receives $10.7 million annually from the fund. The Company cannot estimate at this time the financial impact that would result from changes, if any, to the Pennsylvania universal service fund.

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

The following table is a summary of the product distribution operations for the years ended December 31:

Product Distribution Segment	2008	2007	2006
Percent of sales to affiliated companies	64%	65%	58%
Operating revenues from external customers	$ 112.7	$ 118.0	$ 141.0
Segment income	$ (1.5)	$ (1.4)	$ 4.7
Total assets	$ 37.3	$ 35.7	$ 53.8

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

OTHER OPERATIONS

Formerly, Windstream’s other operations consisted of its wireless, directory publishing and telecommunications information services businesses.

On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC and accordingly, the related results are presented as discontinued operations. On November 30, 2007, Windstream completed the split off of its directory publishing business. Effective with the completion of the sale of its wireless business and split off of its directory publishing business as discussed above in “Material Dispositions Completed During the Last Five Years”, the Company’s wireless and publishing services have ceased.

Windstream’s telecommunications information services operations consisted solely of providing data processing and outsourcing services to Valor. At the time of the merger with Valor in 2006, the Company ceased providing these services.

The following table is a summary of other operations for the years ended December 31:

Other Segment	2008	2007	2006
Operating revenues from external customers	$-	$111.3	$150.8
Segment income	$-	$5.3	$12.6
Total assets	$-	$85.7	$79.8

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

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others: further adverse changes in economic conditions in the markets served by Windstream; the extent, timing and overall effects of competition in the communications business; continued access line loss; the impact of new, emerging or competing technologies; the adoption of inter-carrier compensation and/or universal service reform proposals by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream; the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities; the availability and cost of financing in the corporate debt markets; the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations; the effects of federal and state legislation, and rules and regulations governing the communications industry; material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; unexpected results of litigation; unexpected rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses; the effects of work stoppages; the impact of equipment failure, natural disasters or terrorist acts; earnings on pension plan investments significantly below our expected long term rate of return for plan assets; and those additional factors under the caption “Risk Factors” in Item 1A of this annual report. In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

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

Substantial and increasing competition exists in the wireline communications industry. Our ILEC operations have experienced, and will continue to experience, competition in their local service areas. Sources of competition to our local service business include, but are not limited to, wireless communications providers, cable television companies, resellers of local exchange services, interexchange carriers, satellite transmission service providers, electric utilities, competitive access service providers, including, without limitation, those utilizing an Unbundled Network Elements-Platform or UNE-P, VoIP providers, and providers using other emerging technologies.

Many of Windstream’s current and potential competitors (a) have substantially larger operational and financial resources, (b) own larger and more diverse networks, (c) are subject to less regulation and (d) have superior brand recognition.

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

We face competition from cable television companies providing voice service offerings. Voice offerings of cable operators are offered mainly under Competitive Local Exchange Carrier certificates obtained in states where they offer services and therefore are subject to fewer service quality or service reporting requirements. In addition, the rates or prices of the voice service offerings of cable companies are not subject to regulation. In contrast, our voice service rates or prices, in our capacity as an ILEC, are subject to regulation by various state public service commissions. Unlike cable operators, we are also subject to “carrier of last resort” obligations, which generally obligates us to provide basic voice services to any person regardless of the profitability of such customer. As a result of these disadvantages, we may not be able to compete successfully with cable companies in the offering of voice services.

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

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and wireless communications. Rapid technological developments in wireless, personal communications services, digital microwave, satellite, high-speed Internet radio services, local multipoint distribution services, meshed wireless fidelity, or WiFi, and other wireless technologies could result in the development of products or services that compete with or displace those offered by traditional local exchange carriers (“LECs”). For example, wireless companies are developing the next generation of wireless networks, including networks using long-term evolution (or LTE) and Worldwide Interoperability for Microwave Access (or WIMAX) technologies, that purport to support greater data transmission speeds over wireless networks. These new wireless technologies could result in greater competition and product substitution for Windstream’s high-speed Internet services. Furthermore, the proliferation of replacement

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

technologies impacting our wireline business could require us to make significant additional capital investment in order to compete with other service providers that may enjoy network advantages that will enable them to provide services more efficiently or at a lower cost. Alternatively, we may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

We provide services to our customers over access lines, and if we continue to lose access lines like we have historically, our revenues, earnings and cash flows from operations could be adversely affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years. During 2008, the number of access lines we served declined by approximately 5.2 percent due to a number of factors, including increased competition and wireless and high-speed Internet substitution. We expect to continue to experience net access line loss in our markets. Our inability to retain access lines could adversely affect our revenues, earnings and cash flow from operations.

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

As a provider of wireline communication services, we have operating authority from each of the 16 states in which we conduct local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these 16 states as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge customers and other telecommunications companies, and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. These regulations restrict our ability to adjust rates to reflect market conditions and affect our ability to compete and respond to changing industry conditions.

Future revenues, costs, and capital investment in our wireline business could be adversely affected by material changes to these regulations, including, but not limited to, changes in rules governing inter-carrier compensation, state and federal USF support, UNE and UNE-P pricing and requirements, and VoIP regulation. Federal and state communications laws may be amended in the future, and other laws may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have.

In addition, these regulations could create significant compliance costs for us. Delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and conditions imposed in connection with such approvals could adversely affect the rates that we are able to charge our customers. Our business also may be affected by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, or addressing other issues that impact our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. Our compliance costs could increase if future legislation, regulations or orders continue to increase our obligations.

Changes to regulations could materially reduce the Company’s revenues from inter-carrier compensation.

The Company’s local exchange subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws. In 2008 the Company recognized $315.9 million in inter-carrier compensation, an 3.0 percent reduction from 2007 levels. This reduction in inter-carrier compensation revenue is primarily the result of decreases in minutes of use associated with wireless and cable voice competition and

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

efforts by carriers to mask traffic to avail their traffic of lower inter-carrier compensation rates. Absent any changes to existing inter-carrier compensation regulations, the Company expects to experience a similar rate of reduction in inter-carrier revenue in 2009 as experienced in 2008.

On November 5, 2008, the FCC issued a further notice of proposed rulemaking (“FNPRM”) that sought comment on proposals that would change the rules governing inter-carrier compensation (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Regulatory Matters – Wireline Operations” in the Financial Supplement to this annual report on Form 10-K). Proposals considered by the FNPRM would significantly reduce inter-carrier compensation revenues over a ten-year period, classify VoIP/PSTN traffic as an “information service,” and adopt measures to ensure proper billing of “phantom traffic”. Adoption of the FCC’s proposed plan could materially reduce the Company’s inter-carrier compensation revenue. We do not know whether the FCC’s proposed plan, or a substantially similar plan, will be adopted.

In 2008, we received approximately 8% of our revenues from state and federal Universal Service Funds, and any adverse regulatory developments with respect to these funds could adversely affect our profitability.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 8 percent of our revenues for the year ended December 31, 2008. A portion of such fees are based on relative cost and access line counts, and we expect receipt of such fees to decline as we continue to reduce costs and lose access lines. Pending regulatory proceedings could, depending on the outcome, materially reduce our USF revenues.

The FNPRM issued by the FCC on inter-carrier compensation also sought comment on proposals that would cap high-cost receipts based on the support each carrier is eligible to receive at December 2008 levels on an annualized basis. To continue receiving this support under this proposal, high-cost recipients would have to certify that they would deploy specified high-speed Internet services throughout their supported areas over a five-year period. Areas for which high-cost recipients decline to make such certification would be subject to a reverse auction. Adoption of this proposal, or a substantially similar proposal, could materially reduce the Company’s universal service revenues or increase its operating costs.

We are required to make contributions to state and federal USF programs each year. Current state and federal regulations allow us to recover these contributions by including a surcharge on our customers’ bills. If state and/or federal regulations change, and we become ineligible to receive support, such support is reduced, or we become unable to recover the amounts we contribute to the state and federal USF programs from our customers, our earnings and cash flows from operations would be directly and adversely affected.

Windstream’s substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms.

As of December 31, 2008, we had approximately $5.4 billion in long-term debt outstanding. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

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

We may not generate sufficient cash flows from operations, or have future borrowings available under our credit facilities or from other sources sufficient to enable us to make our debt payments or to fund dividends and other liquidity needs. We may not be able to refinance any of our debt, including our credit facilities, on commercially reasonable terms or at all. If we are unable to make payments or refinance our debt, or obtain new financing under these circumstances, we would have to consider other options, such as selling assets, issuing additional equity or debt, or negotiating with our lenders to restructure the applicable debt. Our credit agreement and the indentures governing our senior notes may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.

As of December 31, 2008, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured and senior unsecured credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BBB	BBB-
Senior unsecured credit rating	Ba3	BB	BB+
Outlook	Stable	Stable	Stable

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

We require substantial capital to maintain, upgrade and enhance our network facilities and operations. During 2008, we incurred $317.5 million in capital expenditures. In addition, our current dividend practice utilizes a significant portion of our cash generated from operations and therefore limits our operating and financial flexibility and our ability to significantly increase capital expenditures. While we have historically been able to fund capital expenditures from cash generated from operations, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause capital to not be available when needed. This could adversely affect our business.

Unfavorable changes in financial markets could adversely affect our pension plan investments resulting in material funding requirements to meet pension obligations.

The Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. As of December 31, 2008, the fair market value of these investments, totaling $654.0 million, declined 34.7 percent from approximately $1,001.0 million at December 31, 2007, primarily due to declines in the market value of assets held. As a result of the decline in fair market value of these investments, the Company will be required by the U.S. Pension Protection Act of 2006, as corrected by the Worker, Retiree, and Employer Recovery Act to make a cash contribution in 2010 for the January 1, 2009 valuation period to meet minimum funding requirements. Returns generated on plan assets have historically funded a large portion of the benefits paid under the Company’s pension plan. Continued returns below our currently estimated long term rate of return of 8.0 percent could significantly increase our contribution requirements, which could adversely affect our cash flows from operations.

We may not realize the anticipated synergies, cost savings and growth opportunities from acquisitions.

As part of our business strategy, we may pursue mergers and acquisitions from time to time with other companies as opportunities may arise. The success of potential transactions will depend, in part, on our ability to realize the

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

anticipated synergies, cost savings and growth opportunities through the successful integration of the businesses of acquired companies with those of Windstream. Even if we are successful integrating the businesses of acquired companies, there can be no assurance that these integrations will result in the realization of the full benefit of the anticipated synergies, cost savings or growth opportunities or that these benefits will be realized within the expected time frames. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, benefits from the transaction may be offset by costs incurred in integrating the companies, and regulatory authorities may impose adverse conditions on the combined business in connection with granting approval for the merger.

Windstream’s relationships with other communications companies are material to its operations and their financial difficulties may adversely affect Windstream.

Windstream originates and terminates calls for long distance carriers and other interexchange carriers over Windstream’s network in exchange for access charges that represent a significant portion of Windstream’s revenues. Should these carriers go bankrupt or experience substantial financial difficulties, Windstream’s inability to timely collect access charges from them could have a negative effect on Windstream’s business and results of operation.

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

Key suppliers may experience financial difficulties that may impact Windstream’s operations.

Windstream purchases a significant amount of equipment from key suppliers to maintain, upgrade and enhance our network facilities and operations. Should these suppliers experience financial difficulties, it could adversely affect our business through increased prices to source purchases through alternative vendors or unanticipated delays in the delivery of equipment and services purchased.

Adverse developments in our relationship with our employees could adversely affect our business, financial condition or results of operations.

As of December 31, 2008, approximately 1,813 of our employees, or 25 percent of all of our employees, at various sites were covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred. Within the last five years, one work stoppage occurred at our facility in Lexington, Kentucky, which involved approximately 350 employees and lasted approximately 120 days. Any work stoppages in the future could have a material adverse effect on our business, financial condition or results of operations.

We are currently party to 21 collective bargaining agreements with several unions, which expire at various times. In addition, the proposed Employee Free Choice Act (“EFCA”), if enacted, could increase organizational activity at locations where employees are currently not represented by a labor organization. Of our existing collective bargaining agreements, 2 agreements covering a total of approximately 361 employees as of December 31, 2008 are due to expire

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

in 2009, including one contract covering approximately 300 employees in Lexington, Kentucky, and remain subject to continuing renewal negotiations. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition or results of operations.

Windstream cannot assure you that it will continue paying dividends at the current rate.

Windstream’s board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors, and Windstream’s common stockholders should be aware that they have no contractual or other legal right to dividends. In addition, the other risk factors described in this section could materially reduce the cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause capital to not be available when needed in an amount sufficient to support our current dividend practice. The amount of dividends that Windstream may distribute is also limited by restricted payment and leverage covenants in Windstream’s credit facilities and indentures, and, potentially, the terms of any future indebtedness that Windstream may incur. The amount of dividends that Windstream may distribute is also subject to restrictions under Delaware law. If Windstream’s board of directors were to adopt a change in its current dividend practice that resulted in a reduction in the amount of dividends, such change could have a material and adverse effect on the market price of Windstream’s common stock.

In addition, the American Jobs and Growth Tax Relief Reconciliation Act of 2003 designated qualifying dividend payments on capital stock as long term capital gains, which capped the federal tax rate on these payments at 15 percent. The provisions of this act are set to expire in 2010, and if not renewed, dividends will become taxable as ordinary income to the shareholder at their current federal tax rate. This could adversely effect the market price of Windstream’s common stock by decreasing the after tax yield of holding the stock.

Item 1B.  Unresolved Staff Comments

No reportable information under this item.

Item 2.  Properties

The Company’s properties do not provide a basis for description by character or location of principal units. Certain Windstream properties are pledged as collateral as discussed further in Note 15 to the consolidated financial statements. The obligations under our senior secured credit facilities are secured by liens on substantially all of the personal property assets of Windstream and its subsidiaries who are guarantors of our senior secured credit facilities. A summary of the Company’s investment in property, plant and equipment segregated between the Company’s regulated wireline and product distribution operations is presented below.

WIRELINE PROPERTY

The Company’s wireline subsidiaries own property in their respective operating territories which consists primarily of land and buildings, central office equipment, outside plant and related equipment. Outside communications plant includes aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The gross investment by category in wireline property as of December 31, 2008, was as follows:

(Millions)
Land	$24.2
Building and improvements	433.6
Central office equipment	3,834.0
Outside communications plant	4,614.8
Furniture, vehicles and other equipment	439.3

Total	$9,345.9

Windstream Corporation

Form 10-K, Part I

Item 2.  Properties

PRODUCT DISTRIBUTION PROPERTY

Properties of the product distribution operations consist primarily of office and warehouse facilities and software to support the business units in the distribution of telecommunications products. The total gross investment by category for the product distribution operations of the Company as of December 31, 2008, was as follows:

(Millions)
Land	$-
Building and improvements	0.3
Software, including internally developed	6.5
Furniture, vehicles and other equipment	4.8

Total	$11.6

Item 3.   Legal Proceedings

On August 14, 2008, Windstream Corporation, Windstream Nebraska, Inc., Windstream Systems of the Midwest, Inc., and Windstream Benefits Committee filed a class action complaint for declaratory judgment in the United States District Court for the District of Nebraska against the local bargaining unit for the Communication Workers of America and several former Aliant retirees individually and as representatives of persons similarly situated requesting the court to declare that the Company had a unilateral right to make certain amendments to its postretirement, medical and life insurance plans (see Note 8). On December 3, 2008, the Court entered the Company’s Notice of Agreed Dismissal dismissing the Company’s claims against the local bargaining unit for the Communication Workers of America. On November 26, 2008, the individual defendants moved for a preliminary injunction that sought to prevent the Company from implementing the amendments to its postretirement, medical and life insurance plans on December 30, 2008. The Court entered an order denying the individual defendants’ motion for a preliminary injunction on December 30, 2008. Trial in this matter has been tentatively scheduled for the third quarter of 2009. The Company intends to vigorously assert and defend its position in this matter.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the fourth quarter of 2008.

Windstream Corporation

Form 10-K, Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The outstanding shares of Windstream’s common stock are listed and traded on the New York Stock Exchange and trade under the symbol WIN. The following table reflects the range of high, low and closing prices of Windstream’s common stock as reported by Dow Jones & Company, Inc. for each quarter in 2008 and 2007.

Year	Quarter	High	Low	Close	Dividend Declared
2008	4th	$11.13	$ 6.37	$ 9.20	$0.25
	3rd	$12.94	$10.70	$10.94	$0.25
	2nd	$15.00	$11.31	$12.34	$0.25
	1st	$13.10	$10.40	$11.95	$0.25
2007	4th	$14.40	$12.38	$13.02	$0.25
	3rd	$15.10	$12.46	$14.12	$0.25
	2nd	$15.30	$14.47	$14.76	$0.25
	1st	$15.63	$13.75	$14.69	$0.25

As of February 12, 2009, the approximate number of holders of common stock, including an estimate for those holding shares in brokers’ accounts, was 158,000.

For a discussion of certain restrictions on the ability of Windstream to pay dividends under its debt instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Liquidity and Capital Resources” in the Financial Supplement to this annual report on Form 10-K.

(b)	Not applicable.

(c)	Information pertaining to the repurchase of Windstream shares is included below.

(1)	In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400 million of the Company’s common stock continuing until December 31, 2009. No repurchases were made under this program during the fourth quarter of 2008; however, as of December 31, 2008, the Company had repurchased 16.0 million shares for $200.3 million, and had sufficient restricted payments capacity under its indentures to complete the share repurchase program. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other strategic investments reduce the available restricted payments capacity. Given the current economic and credit environment, the Company plans to continue preserving liquidity and may opportunistically consider free cash flow accretive initiatives with a bias toward debt repurchases. Achievement of the share repurchase plan will depend on such factors as the overall credit environment and liquidity needs of the business.

Windstream Corporation

Form 10-K, Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Set forth below is a line graph showing a quarterly comparison since February 9, 2005, the initial day of public trading of Valor shares, of total cumulative stockholder returns on Windstream common stock, along with the returns on the Standards & Poor’s (“S&P”) 500 Stock Index and the S&P Telcom Index. The S&P Telcom Index consists of the following companies: American Tower Corporation, AT&T Inc., CenturyTel Inc., Embarq Corporation, Frontier Communications Corp., Qwest Communications International Inc., Sprint Nextel Corp., Verizon Communications Inc. and Windstream Corporation.

Total Cumulative Shareholder Returns
	2/9/05	2005	2006	2007	2008
Windstream	$100.00	$81.87	$112.46	$110.50	$85.48
S&P 500	$100.00	$106.46	$123.27	$130.04	$81.92
S&P Telecom(1)	$100.00	$100.56	$137.51	$153.84	$106.95
(1) S&P Telecom Index includes: AMT, T, CTL, EQ, FTR, Q, S, VZ, WIN

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

Total Cumulative Shareholder Returns
	7/18/06	2006	2007	2008
Windstream	$100.00	$127.83	$125.61	$97.17
S&P 500	$100.00	$115.92	$122.28	$77.04
S&P Telecom(1)	$100.00	$123.96	$138.69	$96.41
(1) S&P Telecom Index includes: AMT, T, CTL, EQ, FTR, Q, ,S, VZ, WIN

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

The following table sets forth information about Windstream’s equity compensation plans as of February 12, 2009:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	-	-	-

Equity compensation plans approved by security holders	-	-	3,554,111	(1)

Total	-	-	3,554,111

(1)	The Windstream Corporation 2006 Equity Incentive Plan.

Windstream Corporation

Form 10-K, Part II

Item 6.  Selected Financial Data

For information pertaining to Selected Financial Data of Windstream, refer to pages F-33 through F-34 of the Financial Supplement, which is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations of Windstream, refer to pages F-2 to F-32 of the Financial Supplement, which is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to the Company’s market risk disclosures, refer to pages F-26 through F-27 of the Financial Supplement, which is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to Financial Statements and Supplementary Data of Windstream, refer to pages F-35 to F-87 of the Financial Supplement, which is incorporated by reference herein.

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

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-36 of the Financial Supplement, is incorporated by reference herein.

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

Windstream Corporation

Form 10-K, Part III

Item 10.  Directors, Executive Officers, and Corporate Governance

For information pertaining to Directors of Windstream Corporation refer to “Proposal No. 1 – Election of Directors” in Windstream’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the audit committee financial expert and corporate governance refer to “Board and Board Committee Matters” in Windstream’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to “Audit Committee Report” in Windstream’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Executive officers of the Company as of December 31, 2008, were as follows:

Name	Business Experience	Age

Jeffery R. Gardner	President and Chief Executive Officer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Executive Vice President and Chief Financial Officer of Alltel Corporation from 1998 to 2005.	49
Brent K. Whittington	Executive Vice President and Chief Financial Officer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Vice President of Finance and Accounting of Alltel Corporation from 2002 to 2005.	38
John P. Fletcher	Executive Vice President, General Counsel and Secretary of Windstream since July 17, 2006 and of Alltel Holding Corp. from February 2006 to July 2006; Partner at Kutak Rock LLP from 2000 to 2006.	43
Michael D. Rhoda	Senior Vice President – Government Affairs of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 2002 to 2005 including Vice President of Business Development, and Vice President - Wireline Regulatory & Wholesale Services.	48
Robert G. Clancy, Jr.	Senior Vice President and Treasurer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1998 to 2005 including Vice President of Sales and Distribution, Vice President of Internal Audit, and Vice President of Investor Relations.	44
Susan Bradley	Senior Vice President – Human Resources of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1990 to 2005 including Vice President – Human Resources, Compensation and Staffing.	57
Richard J. Crane	Executive Vice President and Chief Marketing Officer of Windstream since May 2007, and Senior Vice President – Marketing of Windstream from July 2006 to May 2007. Senior Vice President – Marketing of Alltel Holding Corp. from December 2005 to July 2006. Various positions with Alltel Corporation from 2000 to 2005 including Vice President Southeast Region and Vice President Strategic Marketing.	54
Anthony W. Thomas	Controller of Windstream since July 17, 2006 and of Alltel Holding Corp. from June 2006 to July 2006; Various positions with Alltel Corporation from 1998 to 2006 including Vice President of Investor Relations and Vice President of Southeast Regional Finance.	37

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

For information regarding compliance with Section 16(a) of the Exchange Act, refer to “Section 16 (a) Beneficial Ownership Reporting Compliance” in Windstream’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Windstream Corporation

Form 10-K, Part III

Item 11.  Executive Compensation

For information pertaining to Executive Compensation, refer to “Compensation Committee Report on Executive Compensation” and “Management Compensation” in Windstream’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of Windstream securities and director independence, refer to “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Board and Board Committee Matters” in Windstream’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to “Certain Transactions” in Windstream’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

For information pertaining to fees paid to the Company’s principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in Windstream’s Proxy Statement for its 2009 Meeting of Stockholders, which is incorporated herein by reference.

Form 10 K, Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: The following Consolidated Financial Statements of Windstream Corporation are included in the Financial Supplement, which is incorporated by reference herein:
Financial Supplement Page Number

	Report of Independent Registered Public Accounting Firm	F-37
	Consolidated Statements of Income - for the years ended December 31, 2008, 2007 and 2006	F-38
	Consolidated Balance Sheets – as of December 31, 2008 and 2007	F-39
	Consolidated Statements of Cash Flows - for the years ended December 31, 2008, 2007 and 2006	F-40
	Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2008, 2007 and 2006	F-41
	Notes to Consolidated Financial Statements	F-42 – F-87

Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Registered Public Accounting Firm	32
	Schedule II. Valuation and Qualifying Accounts	33-34

3.	Exhibits:
	Exhibit Index	35-38

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

Windstream Corporation Registrant

By	/s/ Jeffery R. Gardner	Date: February 19, 2009
Jeffery R. Gardner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Brent K. Whittington	Date: February 19, 2009
Brent K. Whittington, Executive Vice President – Chief Financial Officer (Principal Financial Officer)

By	/s/ Jeffery R. Gardner
Jeffery R. Gardner, President, Chief Executive Officer and Director

By	/s/ Anthony W. Thomas
Anthony W. Thomas, Controller (Principal Accounting Officer)

By	/s/ Francis X. Frantz
Francis X. Frantz, Chairman and Director

*Dennis E. Foster, Lead Director

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

*Jeffrey T. Hinson, Director

*Judy K. Jones, Director

*William A. Montgomery, Director

*Frank E. Reed, Director

By	/s/ John P. Fletcher
* (John P. Fletcher, Attorney-in-fact)
Date: February 19, 2009

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Shareholders of Windstream Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 19, 2009 appearing in this 2008 Annual Report on Form 10-K of the Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Little Rock, Arkansas
February 19, 2009

WINDSTREAM CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2008	$13.1	$38.7		$-		$35.5	(A)	$16.3
December 31, 2007	$10.4	$28.5		$-		$25.6	(A)	$13.1
December 31, 2006	$9.7	$18.4		$-		$17.7	(A)	$10.4

Valuation allowance for deferred tax assets: For the years ended:
December 31, 2008	$11.3	$-		$-		$8.7	(B)	$2.6
December 31, 2007	$10.6	$-		$3.5	(C)	$2.8	(D)	$11.3
December 31, 2006	$-	$-		$10.6	(E)	$-		$10.6

Accrued liabilities related to merger, integration and restructuring charges:
For the years ended:
December 31, 2008	$14.7	$10.1	(F)	$-		$16.5	(G)	$8.3
December 31, 2007	$28.9	$13.9	(H)	$25.3	(I)	$53.4	(J)	$14.7
December 31, 2006	$-	$48.6	(K)	$17.8	(L)	$37.5	(M)	$28.9

Notes:

(A)	Accounts charged off net of recoveries of amounts previously written off.

(B)	Net valuation allowance adjustment through goodwill in 2008 primarily due to a purchase accounting adjustment for a revision in the limitation associated with the federal net operating loss carry forward acquired from the merger with Valor.

(C)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisition of CTC.

(D)	Adjustment through goodwill to the net operating loss carry forwards acquired from Valor.

(E)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from Valor in the merger.

(F)	The Company incurred merger and integration costs of $6.2 million related to the acquisition of CTC wireline operations during the twelve months ended December 31, 2008, primarily related to system conversion costs. During the second quarter of 2008, the Company determined not to use certain software acquired in the CTC acquisition; therefore, we recognized a $5.4 million non-cash charge to abandon this asset, of which $0.8 million was related to the wireless business. Additionally in 2008, the Company incurred $8.5 million in restructuring costs primarily related to the announced workforce reduction in the fourth quarter of 2008 to control expenses in a challenging economy and to realign certain information technology, network operations and business sales functions.

(G)	Includes cash outlays of $5.0 million for merger, integration and restructuring costs charged to expense, and $11.5 million in cash outlays for CTC and Valor transaction costs charged to goodwill.

(H)	During 2007, the Company incurred total merger and integration costs of $5.6 million to complete the acquisition of CTC, and incurred $3.7 million in transaction costs to complete the split off of its directory publishing business. Additionally in 2007, the Company incurred $4.6 million in restructuring costs from a workforce reduction plan and the announced realignment of its business operations and customer service functions intended to improve overall support to its customers.

(I)	CTC transaction charges included in goodwill in the amount of $25.3 million consisted primarily of capitalized transaction and employee-related costs.

(J)	Includes cash outlays of $32.4 million for merger, integration and restructuring costs charged to expense, and $21.0 million in cash outlays for CTC and Valor transaction costs charged to goodwill.

(K)	During 2006, the Company incurred $26.8 million of incremental costs, principally consisting of rebranding costs, consulting and legal fees, and system conversion costs related to the spin off of the Alltel wireline telecommunication business and merger with Valor. These costs do not include a $0.8 million non-cash charge related to the accelerated vesting of employees’ Alltel restricted stock, which was recorded against paid-in capital. Windstream also incurred $10.6 million in restructuring charges, which consisted of severance and employee benefit costs related to a workforce reduction, and $11.2 million in investment banker, audit and legal fees associated with the announced split off of its directory publishing business.

(L)	Valor integration charges included in goodwill in the amount of $17.8 million consisted primarily of severance and lease termination penalties.

(M)	Includes cash outlays of $28.4 million for merger, integration and restructuring costs charged to expense, and $9.1 million in cash outlays for Valor integration charged to goodwill.

See Note 10, “Merger, Integration and Restructuring Charges”, to the consolidated financial statements on pages F-71 to F-72 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and restructuring charges recorded by the Company in 2008, 2007 and 2006.

EXHIBIT INDEX

Number and Name

2.1	Amended and Restated Share Exchange Agreement, dated as of August 16, 2007, by and among Windstream Corporation, Welsh, Carson, Anderson & Stowe VIII, L.P., Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners III, L.P., Regatta Holding I, L.P., Regatta Holding II, L.P. and Regatta Holding III, L.P.	*

3.1	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Corporation’s Registration Statement on Form S-4 filed May 23, 2006).	*

3.2	Amended and Restated Bylaws of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated February 6, 2009).	*

4.1	Indenture dated July 17, 2006 among Windstream Corporation (as successor to Alltel Holding Corp.), certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.2	First Supplemental Indenture dated as of July 17, 2006 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.3	Second Supplemental Indenture dated August 31, 2007 to the Indenture dated as of July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee (incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.4	Third Supplemental Indenture dated December 12, 2007 to the Indenture dated as of July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee.	*

4.5	Indenture dated February 27, 2007 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

4.6	First Supplemental Indenture dated August 31, 2007 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.7	Second Supplemental Indenture dated December 12, 2007 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee.	*

4.8	Indenture, dated February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, Valor Communications Group, Inc. and the other guarantors thereto, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Quarterly Report of Valor Communications Group, Inc. on Form 10-Q for the quarter ended March 31, 2005).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

4.9	First Supplemental Indenture dated as of July 17, 2006 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream as guarantors thereto and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.10	Second Supplemental Indenture dated August 31, 2007 to the Indenture dated as of February 14, 2005 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.11	Third Supplemental Indenture dated December 12, 2007 to the Indenture dated as of February 14, 2005 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York, as trustee.	*

4.12	Form of 8 1/8% Senior Note due 2013 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.13	Form of 8 5/8% Senior Note due 2016 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.14	Form of 7.0% Senior Note due 2019 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

4.15	Form of 7 3/4% Senior Note due 2015 of Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp. (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of Valor Communications Group, Inc for the quarter ended March 31, 2005).	*

10.1	Amended and Restated Credit Agreement dated February 27, 2007 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger (incorporated herein by reference to Exhibit 10.1 to Windstream’s Current Report on Form 8-K dated March 1, 2007).	*

10.2	Amendment No. 1, dated November 15, 2007, to the Amended and Restated Credit Agreement dated February 27, 2007 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents.	*

10.3	Amendment No. 2, dated September 30, 2007, to the Amended and Restated Credit Agreement dated February 27, 2007 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Bank of America, N.A., Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents.	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

10.4	Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).	*

10.5	Form of Restricted Shares Agreement (Non-Employee Directors) entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

10.6	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.7	Amendment No. 1 to Windstream Corporation Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated January 4, 2008)	*

10.8	Windstream Corporation Benefit Restoration Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.9	Windstream Corporation 2007 Deferred Compensation Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.10	Form of Indemnification Agreement entered into between Windstream Corporation and its directors and executive officers (incorporated herein by reference to Exhibit 10.13 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.11

Form of Restricted Shares Agreement (Officers: Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).

*

10.12

Form of Restricted Shares Agreement (Officers: Performance-Based Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).

*

10.13	Amended and Restated Employment Agreement, dated as of January 1, 2008, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.14	Form of Amended and Restated Change-In-Control Agreement, dated as of January 1, 2008, entered into between the Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.15	Letter Agreement, dated as of November 7, 2006, between the Windstream Corporation and Francis X. Frantz (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated November 13, 2006).	*

10.16	Windstream 2006 Equity Incentive Plan (incorporated by reference to Annex G to the Corporation’s Proxy Statement/Prospectus-Information Statement dated May 26, 2006)	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

10.17	Amendment No. 1 to Windstream 2006 Equity Incentive plan, dated January 1, 2008 (incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated January 4, 2008)	*

14.1	Code of Ethics (Working with Integrity) of Windstream Corporation	(a	)

21	Listing of Subsidiaries.	(a	)

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	(a	)

24	Power of Attorney.	(a	)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a	)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a	)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a	)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a	)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

WINDSTREAM CORPORATION

FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

WINDSTREAM CORPORATION

INDEX TO FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). Windstream was formed on July 17, 2006 through the spin off of Alltel Holding Corp., the holding company for the wireline, product distribution and other operating subsidiaries of Alltel Corporation (“Alltel”), in a pro rata distribution to Alltel shareholders. Results of operations prior to the spin off are for Alltel Holding Corp. This discussion should be read in conjunction with the Company’s consolidated financial statements, including the related notes thereto, on pages F-38 to F-87 of this Financial Supplement.

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

Executive Summary of 2008 Results

Windstream is a customer-focused telecommunications company that provides local telephone, high-speed Internet, long distance, network access, and video services to approximately 3.0 million customers primarily located in rural areas in 16 states. Among the highlights in 2008:

•

In the twelve month period ended December 31, 2008, the Company added approximately 107,000 net high-speed Internet customers in its wireline business, increasing its high-speed Internet customer base to over 978,000. During the same period, the Company lost approximately 165,000 access lines in its wireline business, or approximately 5.2 percent of its total access lines.

•

Revenues and sales decreased $74.4 million, as compared to 2007, primarily due to the split off of the Company’s directory publishing business in the fourth quarter of 2007. Offsetting these decreases was a $98.6 million increase in revenues due to the acquisition of CT Communications, Inc. (“CTC”).

•

Operating income decreased $17.5 million primarily due to the gain recognized in 2007 on the split off of the directory publishing business, partially offset by the acquisition of CTC, which accounted for an increase of $21.2 million, as well as the favorable effects of reduced depreciation rates discussed below.

•

The Company generated cash flows from operations of $1,080.4 million for the twelve months ended December 31, 2008, which was used in part to fund capital expenditures of $317.5 million, pay $445.2 million in dividends to shareholders in 2008 and repurchase 16.0 million shares of common stock at a price of $200.3 million.

•

Effective July 1, 2008 the Company converted the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure for interstate wholesale services and allows high-speed Internet services to be deregulated.

During 2009, the Company will continue to face significant challenges resulting from competition in the telecommunications industry. In addressing competition, the Company will continue to focus its efforts on improving customer service, increasing high-speed Internet penetration and aggressively marketing and bundling its service offerings.

Business Trends

The following risk factors and material non-recurring events and transactions could cause the Company’s reported financial information to be not necessarily indicative of future operating results or future financial conditions.

•

As discussed in detail below, the Company’s revenues and sales and operating income in future periods will continue to be positively impacted by two recent acquisitions. The Company added approximately 501,000 access lines through the acquisition of Valor Communications Group Inc. (“Valor”) in the third quarter of 2006, and approximately 132,000 access lines through the acquisition of CTC in the third quarter of 2007.

•

The split off of the Company’s directory publishing business in the fourth quarter of 2007 resulted in a reduction in wireline segment revenues due to the elimination of royalties received on sales of advertising in Windstream telephone directories. The Company agreed to forego these royalty payments for a period of 50 years as part of the split off agreement, and received $506.7 million in up-front consideration for the publishing business (see Note 3). The split off of the directory publishing business also resulted in the loss of directory publishing revenues, as discussed below in “Other Operations”.

•

On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million and have reported the related results as discontinued operations (see Note 16).

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

•

The fair market value of the Company’s pension investments declined 34.7 percent in 2008 from approximately $1,001.0 million to $654.0 million, due to benefit payments as well as declines in the market value of assets held. As a result, we expect the Company will recognize non-cash pension expense of $90.4 million in 2009 as compared to a benefit of $1.6 million in 2008. No contributions to the plan are expected in 2009, but in 2010 we will be required to contribute approximately $24.0 million, net of tax benefit.

•

The Company recognized significant increases in interest expense following the spin off from Alltel and merger with Valor in the third quarter of 2006 pursuant to the issuance of debt used to finance the transactions.

•	The Company has incurred significant non-recurring transaction-related expenses in 2008, 2007 and 2006 as discussed further below in “Merger and Integration Costs”.

•	Economic trends in the markets served by the Company could generate increases in bad debt expense, accelerated access line losses and slower high-speed Internet customer growth.

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

For periods prior to the spin off from Alltel, the Company’s consolidated financial statements were derived from the accounting records of Alltel, principally representing Alltel’s historical wireline, product distribution and other segments. The Company has used the historical results of operations, and the historical basis of assets and liabilities of the subsidiaries it owns after completion of the spin off, to prepare the consolidated financial statements for periods prior to the spin off. For the periods through July 17, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. These expenses were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Management of both the Company and Alltel considered these allocations to be a reasonable reflection of the utilization of services provided.

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

Disposition

On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million. Windstream recognized a pre-tax loss of $21.3 million to reduce the carrying value of the assets sold to the transaction price less costs to sell. The completion of the transaction allowed management to divest of a non-core asset. The transaction includes approximately 52,000 wireless customers, spectrum licenses and cell sites covering a four-county area of North Carolina with a population of approximately 450,000, and six retail locations.

On November 30, 2007, Windstream completed the split off of its directory publishing business (the “publishing business”) in a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and Windstream shareholder.

To facilitate the split off transaction, Windstream contributed the publishing business to a newly formed subsidiary (“Holdings”). Holdings paid a special cash dividend to Windstream in an amount of $40.0 million, issued additional shares of Holdings common stock to Windstream, and distributed to Windstream certain debt securities of Holdings having an aggregate principal amount of $210.5 million. Windstream exchanged the Holdings debt securities for outstanding Windstream debt securities with an equivalent fair market value, and then retired those securities. Windstream used the proceeds of the special dividend to repurchase approximately three million shares of Windstream common stock during the fourth quarter of 2007. Windstream exchanged all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”) owned by WCAS, which were then retired. Based on the price of Windstream common stock of $12.95 at November 30, 2007, the Exchanged WIN Shares had a value of $253.5 million. The total value of the transaction was $506.7 million, including an adjustment for net working capital of approximately $2.7 million. As a result of completing this transaction, Windstream recorded a gain on the sale of its publishing business of $451.3 million in the fourth quarter of 2007, after substantially all performance obligations had been fulfilled.

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

ORGANIZATION AND RESULTS OF OPERATIONS

The Company is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline and product distribution segments, and other operations. The Company’s wireline segment consists of its retail and wholesale telecommunications services, including local telephone, high-speed Internet, long distance, network access and video services. The product distribution segment consists of warehouse and logistics operations, and it procures and sells telecommunications infrastructure equipment to both affiliated and non-affiliated businesses. The Company’s other operations include results from the Company’s directory publishing and telecommunications information services businesses. Effective with the completion of the split off of its directory publishing business, as discussed above, the Company’s publishing operations have ceased. Following the merger with Valor, telecommunications information services are no longer offered as Valor was the only external customer. As a result of completing the sale of the wireless transaction, operating results of the wireless business have been separately presented as discontinued operations for all periods.

Consolidated Results of Operations
(Millions)	2008	2007	2006
Segment revenues and sales:
Wireline	$3,110.9	$3,112.5	$2,758.6
Product distribution	315.3	339.9	334.9
Other operations	-	123.0	162.3

Total business segment revenues and sales	3,426.2	3,575.4	3,255.8
Less affiliated eliminations	(254.7)	(329.5)	(222.5)

Consolidated revenues and sales	$3,171.5	$3,245.9	$3,033.3
Segment income:
Wireline	$1,140.1	$1,154.2	$920.3
Product distribution	(1.5)	(1.4)	4.7
Other operations	-	5.3	12.6

Total business segment income	1,138.6	1,158.1	937.6
Merger and integration costs	(6.2)	(8.2)	(38.8)

Consolidated operating income	$1,132.4	$1,149.9	$898.8
Other income, net	2.1	11.1	8.7
Gain on sale of publishing business	-	451.3	-
Loss on extinguishment of debt	-	-	(7.9)
Intercompany interest income	-	-	31.9
Interest expense	(416.4)	(444.4)	(209.6)

Income from continuing operations before income taxes	718.1	1,167.9	721.9
Income taxes	283.2	251.5	276.3

Income from continuing operations	434.9	916.4	445.6
Discontinued operations, net of income tax	(22.2)	0.7	-

Income before extraordinary item	412.7	917.1	445.6
Extraordinary item, net of income taxes	-	-	99.7

Net income	$412.7	$917.1	$545.3

The following discussion and analysis details results for Windstream Consolidated Revenues.

The following table reflects the primary drivers of year-over-year changes in consolidated revenues and sales:

Consolidated revenues and sales
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in wireline segment revenues and sales	$(1.6)		$353.9
Due to changes in product distribution segment revenues and sales	(24.6)		5.0
Due to decreases in revenues and sales from other operations	(123.0)		(39.3)
Due to changes in affiliated eliminations	74.8		(107.0)

Total consolidated revenues and sales	$(74.4)	(2)%	$212.6	(7)%

Consolidated revenues and sales decreased $74.4 million, or 2 percent in 2008, and increased $212.6 million, or 7 percent, in 2007. The decrease in 2008 is primarily due to the sale of the Company’s directory publishing business in the fourth quarter of 2007, as discussed above, and declines associated with continued access line losses, partially offset by increases in high-speed Internet customers and the acquisition of CTC. The increase in consolidated revenues and sales in 2007 is primarily due to the acquisitions of Valor and CTC, as well as to increases in high-speed Internet customers, partially offset by declines in revenues associated with continued access line losses.

The decline in product distribution revenues and sales in 2008 is primarily due to lower affiliate sales and changes in capital expenditures in the Company’s wireline operations, which had a corresponding impact on affiliate eliminations. Also impacting eliminations of affiliate revenues and sales was the sale of directory publishing and resulting reduction of publishing rights revenues. In 2007 the change in affiliate eliminations was primarily due to the discontinued application of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” during the third quarter of 2006 (see Note 2). Previously, certain affiliated revenues earned and expenses incurred by the Company’s regulated subsidiaries were not eliminated because they were priced in accordance with Federal Communications Commission guidelines and were recovered through the regulatory process.

See below a detailed discussion and analysis of segment revenues and sales in our discussion of segment operating results.

The following discussion and analysis details results for each of Windstream’s operating segments and other operations.

Wireline Operations (a,b,c)
(Millions, access lines and customers in thousands)	2008	2007	2006
Revenues and sales:
Voice service	$ 1,203.5	$ 1,255.4	$ 1,209.1
Long distance	282.8	260.1	209.8
Data and special access	794.7	703.9	582.8
Switched access and USF	586.9	600.8	506.6
Miscellaneous	165.5	173.6	143.3
Directory publishing rights	7.5	56.4	61.9
Product sales	70.0	62.3	45.1

Total revenues and sales	3,110.9	3,112.5	2,758.6

Costs and expenses:
Cost of services	1,030.9	1,033.2	897.3
Cost of products sold	71.0	50.6	32.7
Selling, general, administrative and other	368.4	364.8	322.2
Depreciation and amortization	492.2	505.2	446.0
Royalty expense to Alltel	-	-	129.6
Restructuring charges	8.3	4.5	10.5

Total costs and expenses	1,970.8	1,958.3	1,838.3

Segment income	$ 1,140.1	$ 1,154.2	$ 920.3
Access lines in service (excludes high-speed Internet lines)
Residential	1,990.8	2,118.1	2,156.3
Business	911.0	940.4	911.5
Wholesale (d)	20.0	30.8	40.5
Special circuits	116.0	113.9	111.0

Total access lines in service	3,037.8	3,203.2	3,219.3

Average access lines in service	3,122.7	3,188.4	3,022.9
Average revenue per customer per month (e)	$83.02	$81.35	$76.05
High-speed Internet customers	978.8	871.4	656.1
Digital satellite television customers	274.2	195.6	87.7
Long distance customers	2,006.7	2,066.6	1,957.1

(a)	Results from wireline operations include results from the former Valor operations following their acquisition on July 17, 2006. In the discussion and analysis provided below regarding changes in wireline revenues and expenses in 2007 versus 2006, the impact of the acquisition of Valor on these changes is considered to be the portion of Valor revenues and expenses recognized during the period for which results from the Valor operations are not included in the comparative period of the prior year (January 1, 2007 – July 17, 2007, for 2007). Changes in results in the former Valor operations for periods for which results were also included in the comparative period of the prior year are considered to be due to various operating factors and are included in the quantification of the impact of those factors from the Company’s other legacy operations.

(b)	Results from wireline operations include results from the former CTC operations following their acquisition on August 31, 2007. In the discussion and analysis provided below regarding changes in wireline revenues and expenses in 2008 and 2007, the impact of the acquisition of CTC on these changes is considered to be the revenues and expenses recognized during the period of each year for which results from the CTC operations are not included in the comparative period of the prior year (January 1, 2008 – August 31, 2008 for 2008 and August 31, 2007 – December 31, 2007 for 2007, respectively). Changes in results in the former CTC operations for periods for which results were also included in the comparative period of the prior year are considered to be due to various operating factors and are included in the quantification of the impact of those factors from the Company’s other legacy operations.

(c)	Effective on July 1, 2008, Windstream converted the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. In conjunction with the approval, the Company changed its presentation of certain wireline segment revenues and expenses to be consistent with the effects of price-cap regulation. Prior year revenues and expenses were changed to reflect the current presentation and these changes had no impact on segment income.

(d)	Wholesale units include unbundled network elements and pay stations.

(e)	Average revenue per customer per month is calculated by dividing total wireline revenues and sales by average access lines in service for the period.

Access Lines

Customer access lines decreased by 5.2 percent during the twelve months ended December 31, 2008, which reflects declines in residential, business and wholesale lines. During this period, the Company’s legacy operations lost approximately 158,000 access lines, as compared to approximately 147,000 access lines lost in 2007. During the twelve months ended December 31, 2008, the Company’s CTC operations lost approximately 7,000 access lines. During the four month period ended December 31, 2007, the Company’s CTC operations lost approximately 1,000 access lines. These declines in access lines primarily reflect the effects of fixed line competition and wireless substitution. As of December 31, 2008, approximately 60 percent of the Company’s total access lines had voice competition, which increased approximately 5 percent from December 31, 2007. In 2009, the Company expects voice competition to continue to increase at a modest pace similar to 2008.

To slow the decline of revenue from access line loss in 2009, the Company will continue to emphasize sales of additional services and bundling of its various product offerings, including voice, high-speed Internet, and digital satellite television into one convenient solution for its customers. Windstream’s Greenstreak product was launched across all markets in the first quarter of 2007 to mitigate the impact of wireless competition in our markets by offering high-speed Internet service along with measured local phone service that allows unlimited incoming calls, 911 access and outgoing local calls for 10 cents a minute. Additionally, the Company announced in the first quarter of 2007 an extension of an agreement with EchoStar Communications Corporation through mid-year 2010 to offer DISH Network digital satellite television service to residential customers as part of a bundled product offering. Digital television service bundled with Windstream voice and high-speed Internet service offers value and convenience for customers, and is consistent with the Company’s strategy to bundle services as a communications and entertainment company. In an effort to further develop enhanced services and bundled product offerings, the Company will continue to invest in its network to offer faster speeds in its high-speed Internet offerings. As of December 31, 2008, the Company could deliver speeds of 3Mb to 97 percent of its addressable lines. Additionally, speeds of 6Mb and 12Mb are available to 61 percent and 32 percent of its high-speed Internet addressable lines, respectively.

High-speed Internet

During the twelve months ended December 31, 2008 and 2007, the Company added approximately 107,000 and 215,000 high-speed Internet customers, respectively, including approximately 31,000 acquired from CTC in 2007. This increased the Company’s high-speed Internet customer base to over 978,000 customers at December 31, 2008, which represents a penetration rate of 32 percent of total access lines in service, and 44 percent of residential access lines in service. As of December 31, 2008, approximately 75 percent of total access lines had broadband competition primarily from cable service providers, relatively unchanged from December 31, 2007. In 2009, we expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service continues to shrink. Competitive expansions primarily from cable facilities into our service areas are expected to slow in 2009, but we could experience some increased competition from high-speed Internet offerings of wireless competitors.

Voice Service Revenues

Voice service revenues consist of traditional telephone services provided to both residential and business customers. These revenues primarily represent monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting. The following table reflects the primary drivers of year-over-year changes in voice service revenues:

Voice service
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$102.8
Due to CTC acquisition	40.6		20.4
Due to decreases in ala carte calling features	(22.0)		(18.6)
Due to reductions in expanded calling area rate plans	(7.8)		(10.9)
Due to decreases in local number portability surcharge	(6.0)		(3.0)
Due to access line losses and other	(56.7)		(44.4)
Total voice service	$(51.9)	(4)%	$46.3	4%

The changes in voice service revenues in both 2008 and 2007 were primarily driven by the acquisitions of Valor and CTC, and the overall decline in access lines discussed above. Additionally, revenues derived from ala carte calling features and expanded calling area rate plans declined in both periods. The decrease in ala carte calling features, which includes caller identification, call waiting, call forwarding, voice mail, and other similar services, is due primarily to the decline in access lines as well as customers electing to discontinue these enhanced services. This decline was partially offset by targeted pricing increases. In addition, revenues from expanded calling area rate plans have declined as a result of wireless substitution and migration of customers to packaged long distance rate plans which shifted revenues from voice service revenues to long distance revenues. Voice service revenues in both periods also decreased in part due to the expiration during the third quarter of 2007 of a five-year period during which the Company was allowed to bill customers a surcharge to recover costs associated with local number portability.

Long Distance Revenues

Long distance revenues are generated from switched interstate and intrastate long distance, long distance calling cards, international calls and operator services. The following table reflects the primary drivers of year-over-year changes in long distance revenues:

Long distance
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$17.4
Due to CTC acquisition	6.8		3.5
Due to increases in customer billing rates	10.4		25.1
Due to increases in packaged plans	25.4		26.2
Due to decreases in one plus calling and other	(19.9)		(21.9)
Total long distance	$22.7	9%	$50.3	24%

Increases in long distance revenues in both periods are primarily due to the acquisitions of Valor and CTC, as discussed above, increases in customer billing rates and subscriptions to packaged rate plans that offer a defined number of minutes or unlimited toll calling for a fixed monthly fee. Partially offsetting these increases were declines in billings on a per minute of use basis (“one plus calling”) primarily attributable to customer migration to long distance packaged plans and wireless substitution.

Data and Special Access Revenues

Data and special access revenues primarily consist of retail high-speed Internet services, the provision of virtual private network, virtual LAN, and other next generation data services to business customers, and the provision of special access services to wholesale customers. The following table reflects the primary drivers of year-over-year changes in data and special access revenues:

Data and special access
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$49.4
Due to CTC acquisition	22.8		11.2
Due to increases in high-speed Internet customers	44.5		54.1
Due to increases in special access revenues	19.9		7.3
Due to increases in next generation data services	7.4		2.3
Other	(3.8)		(3.2)
Total data and special access	$90.8	13%	$121.1	21%

Increases in data and special access revenues in both periods are due in part to the acquisition of Valor and CTC as well as the significant increase in high-speed Internet customers, as previously discussed. The remaining increases are due to increases in special access revenues, which primarily represent monthly flat-rate end user charges for dedicated circuits, and virtual networking services. Increases in special access revenues were primarily attributable to strong demand from wireless and other carriers, while increases in next generation data services resulted from the introduction of these services to new markets in both 2008 and 2007.

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

Switched access and USF
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$85.6
Due to CTC acquisition	19.0		12.2
Due to decreases in switched access revenues	(25.9)		(29.1)
Due to settlement of inter-carrier traffic dispute in 2007	(13.3)		13.3
Due to unfavorable state USF support assessment	7.3		(7.3)
Due to changes in federal USF support	(2.5)		16.5
Other	1.5		3.0
Total switched access and USF	$(13.9)	(2)%	$94.2	19%

The changes in switched access and USF revenues in both periods were primarily due to the acquisitions of CTC and Valor, decreases in switched access minutes and revenues associated with access line losses, as previously discussed, the non-recurring favorable settlement in the second quarter of 2007 of an inter-carrier traffic dispute with another carrier totaling $13.3 million, and the recognition of an unfavorable state USF assessment in the fourth quarter of 2007 totaling $7.3 million, as further discussed below under “State Regulation”.

In addition to these items, switched and USF revenues in 2007 were favorably impacted by an increase in federal USF support primarily due to additional interstate common line support (“ICLS”) revenues resulting from increases in recoverable costs.

As further discussed below in “Regulatory Matters – Wireline Operations”, effective July 1, 2008 the Company converted the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. The conversion to price-cap regulation resulted in the transition of support received under the ICLS program to a fixed monthly dollar amount of support per access line. Historically that support was based largely on the recovery of costs and network investments. Although this transition did not significantly impact USF revenues in the twelve month period ended December 31, 2008, future access line losses will result in a decline in that revenue stream.

Additionally, as a result of converting to price-cap regulation, the Company has agreed to a phased reduction of interstate access rates which will result in a decline in those revenues which is estimated to total $8.5 million over the next three years.

Miscellaneous Revenues

Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. The following table reflects the primary drivers of year-over-year changes in miscellaneous revenues:

Miscellaneous
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$8.1
Due to CTC acquisition	2.5		2.0
Due to changes in network management services performed for Alltel	(3.4)		10.3
Due to increases in digital television revenues	2.8		6.9
Due to service fees and other	(10.0)		3.0
Total miscellaneous	$(8.1)	(5)%	$30.3	21%

The primary driver of the decrease in miscellaneous revenues in 2008 was the decline in various service fees attributable primarily to a reduction in gross new customers compared to 2007. Additional decreases in miscellaneous revenues are due to declining charges to Alltel for network management services. In 2008, we billed Alltel $14.7 million for these services, which Alltel has begun to transition to their own network. The transition is expected to be complete in the first quarter of 2009, with total expected billings for these services of less than $1.0 million.

The increase in miscellaneous revenues in 2007 was attributable primarily to the acquisitions of CTC and Valor and an increase in the amounts billed to Alltel for network management services. In addition, miscellaneous revenue increased in 2007 due to growth in our digital satellite television customer base, as previously discussed.

Directory Publishing Rights

Directory publishing rights revenues decreased $48.9 million, or 87 percent, in 2008 and $5.5 million, or 9 percent, in 2007. These decreases are primarily due to the split off of the Company’s directory publishing business completed on November 30, 2007. Following the split off, the Company’s wireline subsidiaries other than CTC will no longer earn royalty revenues on advertisements in their directories pursuant to the publishing agreement discussed above in “Strategic Transactions” (see also Note 3). The publishing agreement did not cover CTC’s directory publishing rights, and those revenues, which approximate $7.0 million annually, will continue to be recognized in future periods.

Product Sales

Product sales represent equipment sales to customers, including high-speed Internet modems and customer premise equipment, as well as sales of computers to residential high-speed Internet customers. The following table reflects the primary drivers of year-over-year changes in product sales revenues:

Product sales
	Twelve months ended December 31,2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$2.2
Due to CTC acquisition	2.1		-
Due to increases in computer sales to residential high-speed Internet customers	7.4		-
Due to increases in customer premise equipment sales to business customers	0.5		9.6
Due to changes in high-speed Internet modem sales	(3.1)		5.0
Other	0.8		0.4
Total product sales	$7.7	12%	$17.2	38%

Product sales increased in 2008 primarily due to computer sales to qualifying residential high-speed Internet customers. These computers were sold at a loss to customers that signed a multi-year contract. Also contributing to the increase in product sales was the acquisition of CTC.

The product sales increase in 2007 was due primarily to the increase in customer premise equipment sales to business customers, with the remaining increases due primarily to high-speed Internet modem sales and the acquisition of Valor. During the fourth quarter of 2006, Windstream began selling high-speed Internet modems to customers subject to a rebate offer. Previously, modems had been provided at no charge to the Company’s high-speed Internet customers with the related expense reported in cost of services expense. The rebate offer is for a fixed amount per modem and expires after 45 days if not claimed by the customer. Modem sales recognized pursuant to the rebate program have been reduced by the portion of rebates expected to be claimed by customers.

Average Revenue per Customer

Average revenue per customer per month increased 2 percent and 7 percent in 2008 and 2007, respectively, primarily due to high-speed Internet customer growth and pricing increases on long distance services as discussed above. Future growth in average revenue per customer per month will depend on the Company’s success in sustaining growth in sales of high-speed Internet and other enhanced services to new and existing customers.

Cost of Services

Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense, bad debt expense and business taxes. The following table reflects the primary drivers of year-over-year changes in cost of services:

Cost of services
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$75.7
Due to CTC acquisition	38.3		18.6
Due to increases in interconnection expense	7.0		12.2
Due to increases in bad debt expense	10.0		11.3
Due to decreases in high-speed Internet modem costs	-		(9.9)
Due to decreases in directory publishing expense	(12.1)		(0.1)
Due to changes in business taxes	(14.9)		4.4
Due to changes in employee benefits	(15.7)		1.0
Due to changes in network operations expense	(13.8)		30.8
Other	(1.1)		(8.1)
Total cost of services	$(2.3)	(-)%	$135.9	15%

Cost of services for 2008 and 2007 were significantly impacted by the acquisitions of CTC and Valor. Increases in interconnection costs, or costs incurred by the company to access the public switched network and to transport traffic to the Internet, were primarily attributable to increases in Internet customers and increases in the volume of long distance traffic resulting from the increases in customers on packaged minutes and unlimited usage rate plans, as previously discussed. Increases in bad debt expense in both periods are primarily due to non-pay disconnects and other account write-offs.

Cost of services for 2008 was positively impacted by decreases in directory publishing expense resulting from the split off of the Company’s directory publishing business completed on November 30, 2007, decreases in employee benefit costs relative to postretirement and pension expense, as further discussed below in “Liquidity and Capital Resources”, and decreases in business taxes and network operations expenses. The decrease in business taxes in 2008 was due to a decline in property taxes as well as the recognition in the second quarter of 2007 of a retroactive excise tax liability, while lower contract labor costs drove the decline in network operations costs.

In addition to the items discussed above, cost of services increased in 2007 due to an increase in network operations expense resulting from increased costs necessary to support desired service levels and to facilitate the increase in high-speed Internet customers, as discussed above. Conversely, because the Company began selling high-speed Internet modems to its customers, subject to a rebate offer as discussed above, Windstream began classifying costs associated with high-speed Internet-capable modems as costs of products sold during the fourth quarter of 2006, resulting in a decrease in cost of services in 2007.

Cost of Products Sold

Cost of products sold represent the cost of equipment sales to customers, including sales of high-speed Internet modems and customer premise equipment, as well as sales of computers to residential high-speed Internet customers. The following table reflects the primary drivers of year-over-year changes in cost of product sold:

Cost of products sold
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$1.3
Due to CTC acquisition	2.9		1.0
Due to increases in computer sales to residential high-speed Internet customers	10.9		-
Due to changes in high-speed Internet modem sales	(0.2)		11.7
Other	6.8		3.9
Total cost of products sold	$20.4	40%	$17.9	55%

Cost of products sold increased in 2008 primarily due to costs associated with computer sales to residential customers to promote the Company’s high-speed Internet services, as previously discussed. Gross margin on product sales decreased $12.7 million and $0.7 million in 2008 and 2007, respectively. The decrease in 2008 gross margin was primarily due to losses incurred on its computer sales. The increase in cost of products sold in 2007 was primarily due to costs associated with sales of high-speed Internet-capable modems. The increase in costs associated with high-speed Internet capable modems is primarily due to the change in classification of these costs from cost of services to costs of products sold in the fourth quarter of 2006, as previously discussed. Increases in cost of products sold are also due in part to the acquisitions of CTC and Valor.

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

Selling, general, administrative and other expenses
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$20.5
Due to CTC acquisition	13.9		5.2
Due to impairment loss on acquired assets held for sale	6.5		-
Due to changes in advertising and distribution expense	(0.1)		22.3
Due to decreases in information technology costs	(8.7)		(1.9)
Due to decreases in general and administrative expense and other	(8.0)		(3.5)
Total selling, general, administrative and other expenses	$3.6	1%	$42.6	13%

Increases in SG&A expenses in both years are primarily due to the acquisitions of Valor and CTC. In addition, in the third quarter of 2008, Windstream recognized a $6.5 million non-cash impairment charge to adjust the carrying value of the Company’s Wireless Communications Services and 39 GHz fixed wireless spectrum holdings to their estimated fair value. The fair market value of these assets has been reduced to a nominal amount due to an impairment resulting from general market conditions as well as limited interest on this bandwidth of spectrum.

Partially offsetting the increases in 2008 were declines due to the realignment of the Company’s information technology services functions during the first quarter of 2007, as discussed further below. Additionally, general and administrative expenses decreased in 2008 due to the decline in insurance costs resulting from improved claims experience and the Company’s continued cost containment efforts.

SG&A expenses in 2007 also increased due to the Company’s advertising focus on brand establishment and through the build out of its distribution network. Expenditures on these items remained consistent in 2008 as we continue to aggressively market our products and services. Partially offsetting this increase in 2007 was a decline in general and administrative expenses, which was primarily the result of synergies realized in the former Valor operations from the elimination of duplicate corporate costs.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

Depreciation and amortization expense
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$66.5
Due to CTC acquisition	22.4		11.0
Due to depreciation rate studies and other	(35.4)		(18.3)
Total depreciation and amortization expense	$(13.0)	(3)%	$59.2	13%

Depreciation expense decreased in 2008 primarily due to the completion of studies of the Company’s depreciable lives during the second and fourth quarters of 2007, which lowered its depreciation rates. Depreciable lives were revised to reflect the estimated remaining useful lives of wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers (see Note 2). Partially offsetting this decrease was an increase due to the acquisition of CTC, including the amortization of acquired intangible assets (see Note 4).

The increase in depreciation expense in 2007 was due primarily to the acquisitions of Valor and CTC, including the amortization of acquired intangible assets, partially offset by the studies of depreciable lives completed during the second and fourth quarters of 2007, as discussed above, as well as additional studies completed during 2006 that resulted in a reduction in depreciation expense.

Royalty Expense

Royalty expense decreased $129.6 million, or 100 percent, in 2007. Prior to the separation, Windstream’s regulated subsidiaries incurred a royalty expense from Alltel for the use of the Alltel brand name in marketing and distributing telecommunications products and services pursuant to a licensing agreement with an Alltel affiliate. Following the spin off from Alltel and merger with Valor, Windstream no longer incurs this charge as it discontinued the use of the Alltel brand name following a brief transitional rebranding period.

Restructuring Charges

The Company incurred $8.3 million in severance and employee-related costs in 2008, primarily related to the announced workforce reduction in the fourth quarter of 2008 to control expenses in a challenging economy and the realignment of certain information technology, network operations and business sales functions.

During 2007 the Company incurred $4.5 million in restructuring costs from a workforce reduction plan and the announced realignment of its business operations and customer service functions intended to improve overall support to its customers. In the fourth quarter of 2006, the Company recorded a restructuring charge of $10.5 million to realign its operational functions to better serve customers and operate more efficiently.

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

Wireline Segment Income

The following table reflects the primary drivers of year-over-year changes in wireline segment income:

Wireline segment income
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to Valor acquisition	$-		$105.6
Due to CTC acquisition	21.2		15.7
Due to elimination of royalty licensing agreement with Alltel	-		129.6
Due to depreciation rate studies	35.4		18.3
Due to split off directory publishing business	(41.6)		-
Other	(29.1)		(35.3)
Total wireline segment income (loss)	$(14.1)	(1)%	$233.9	25%

Changes in wireline segment income in 2008 and 2007 primarily resulted from the acquisitions of Valor and CTC and reduced depreciation rates, as discussed above. In addition, in 2008, wireline segment income declined due to the net decreases in directory publishing revenues and expenses as a result of the split off of the publishing business in the fourth quarter in 2007. In 2007, wireline segment income was also significantly impacted by the elimination of royalty expenses that were paid to Alltel prior to the spin off. The remaining changes in segment income in 2008 and 2007 primarily resulted from the decline in revenues associated with the continued access line losses, partially offset by increases in high-speed Internet customers.

Merger and integration costs related to the wireline operations, which are triggered by strategic transactions and are unpredictable by nature, are not included in the determination of segment income. Set forth below is a summary of wireline merger and integration costs for the years ended December 31:

Merger and integration costs
(Millions)	2008	2007	2006
Transaction costs associated with the acquisition of CTC	$0.1	$0.6	$-
Transaction costs associated with spin off from Alltel	-	-	7.9
Signage and other rebranding costs	-	1.4	13.8
Computer system separation and conversion costs	6.1	2.5	5.9
Total merger and integration costs	$6.2	$4.5	$27.6

Regulatory Matters – Wireline Operations

Our incumbent local exchange carrier subsidiaries (collectively the “ILECs”) are regulated by both federal and state agencies. Interstate products and services and the related earnings are subject to federal regulation by the Federal Communications Commission (“FCC”), and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over interstate switched and special access rates and high-speed Internet service offerings and regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. State PSCs have jurisdiction over matters including local service rates, intrastate access rates, quality of service, the disposition of public utility property and the issuance of securities or debt by the local operating companies.

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

On February 17, 2009, the American Recovery and Reinvestment Bill of 2009 was signed into law that includes various financial incentives to qualifying entities for the expansion of broadband services in both unserved and underserved communities throughout the nation.

The legislation allocates approximately $7.2 billion for the expansion of both wired and wireless broadband services. However, many of the details for implementing the expansion programs will be determined by the government agencies charged with their oversight. Until that process occurs, we cannot determine whether or not, or to what extent, the Company would benefit from the broadband service component of the legislation.

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

Inter-carrier Compensation

On November 5, 2008, the FCC released an order affirming a prior decision regarding compensation payable to local exchange companies for the termination of dial-up Internet Service Provider bound traffic. Also on this date, the FCC issued a further notice of proposed rulemaking (“FNPRM”) that sought comment on proposals that would change the rules governing inter-carrier compensation. Proposals considered by the FNPRM would significantly reduce inter-carrier compensation revenues over a ten year period, classify voice-over-Internet protocol (“VoIP”)/public switch telephone network (“PSTN”) traffic as “information service”, and adopt measures to ensure proper billing of “phantom traffic.” Windstream strongly supports regulatory reform, but is opposed to the draft order as originally proposed by the FCC. We have submitted an alternative proposal that includes a reduction in access rates and increases in subscriber line charges to our customers and a modest increase in universal service support. At this time, we can not predict the ultimate outcome of these proceedings or the impact on our revenues and expenses.

The following table reflects the minute-driven components of Windstream’s inter-carrier compensation revenues for the year ended December 31, 2008:

Revenues
	Originating Traffic		Terminating Traffic
	Minutes	Rate	Minutes	Rate
	(Thousands)		(Thousands)
Interstate switched access	3,774,024	$0.0070	3,401,296	$0.0070
Intrastate switched access	2,474,898	$0.0340	2,614,802	$0.0430
Local interconnection	-	-	5,407,034	$0.0089

In addition, inter-carrier and reciprocal compensation expense totaled $134.1 million in 2008.

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

State Universal Service

We recognize revenue from state universal service funds in a limited number of states in which we operate. During 2008, Windstream received $140.1 million in state universal service support, which included approximately $103.2 million from the Texas USF. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets.

During the third quarter of 2007, the staff of a state Public Utility Commission (“PUC”) notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18,

2007, the PUC Staff issued a Notice of Violation and recommended that the Company be assessed a penalty in the amount of $5.2 million (which was later revised to $8.2 million) in addition to the initial refund request for failure to refund the requested amount. The case was docketed and a hearing was conducted in September 2008. The Company’s position was that its universal service receipts in question were in compliance with all applicable regulatory requirements, that it was not over-compensated and that there should be no refund or penalty. On December 11, 2008, the Administrative Law Judge (“ALJ”) recommended that the Company reimburse $8.0 million (including interest) to the fund to account for the alleged overpayments, but that no administrative penalties should be imposed. The recommendation of the ALJ was approved by the commission on January 29, 2009. A liability of $8.0 million is included in other current liabilities of the accompanying consolidated balance sheet related to this issue, which we expect to pay in the first quarter of 2009 (see Note 13).

Texas USF Large Company High Cost Program Settlement

The rules governing the Texas universal service fund provide for a review of the fund every three years. In the third quarter of 2007, the Texas PUC filed a petition to review the USF amounts received by the large company participants. In March 2008, Windstream, along with all the other parties in this proceeding, including three other ILECs receiving support from the large company fund, reached agreement on a framework that will determine the amount of support each company receives from the fund effective January 1, 2009. As a result of this agreement, the annual amount of support received from the fund by the Company will decline by approximately $5.0 million. However, the Company expects to recover at least that amount from its end user customers through modest rate increases allowed as part of the agreement, which will be phased in over three years beginning January 1, 2009. The Texas PUC approved the settlement on April 25, 2008.

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

Product distribution
(Millions)	2008	2007	2006
Revenues and sales:
Product sales	$315.3	$339.9	$334.9

Total revenues and sales	315.3	339.9	334.9

Costs and expenses:
Cost of products sold	297.1	318.8	312.8
Selling, general, administrative and other	19.1	21.6	15.9
Depreciation and amortization	0.4	0.8	1.4
Restructuring charges	0.2	0.1	0.1

Total costs and expenses	316.8	341.3	330.2

Segment (loss) income	$(1.5)	$(1.4)	$4.7

Revenues and sales from Windstream’s product distribution segment are primarily derived from sales of equipment to affiliated and non-affiliated communications companies. Such revenues and sales decreased $24.6 million, or 7 percent, and increased $5.0 million, or 1 percent, in 2008 and 2007, respectively. For the year ended December 31, 2008, affiliated sales were $202.6 million, or 64.3 percent of total sales, while affiliated sales were $221.9 million, or 65.3 percent, of total sales in 2007 and $193.9 million, or 57.9 percent, of total sales in 2006. The decrease in 2008 was primarily due to a decrease in capital expenditures in the Company’s wireline operations during the twelve months ended December 31, 2008, as compared to the same period in 2007. The increases in 2007 were primarily due to sales to the newly acquired Valor and CTC markets. Sales to external customers decreased $5.3 million and $23.0 million in 2008 and 2007, respectively. The decrease in 2008 and 2007 reflects decreases in sales to small telecommunications providers and contractors.

Cost of products sold decreased $21.7 million, or 7 percent, and increased $6.0 million, or 2 percent, in 2008 and 2007, respectively. The changes in both periods were consistent with the change in revenues and sales discussed above.

SG&A expenses decreased $2.5 million, or 12 percent, in 2008 due primarily to the Company’s efforts to contain costs. Conversely, in 2007 selling, general, administrative and other expenses increased $5.7 million, or 36 percent, primarily due to overhead costs that were shared with Alltel prior to the spin off, and are now fully absorbed by the Company.

Restructuring charges amounted to $0.2 million in 2008, and $0.1 million in both 2007 and 2006, respectively. These charges related to severance and employee benefit costs and were included in segment income for the product distribution operations.

Declines in product distribution segment income in both 2008 and 2007 are primarily due to declines in sales to higher margin external customers and reflects higher costs in 2007.

Other Operations
(Millions)	2008	2007	2006
Revenues and sales:
Directory publishing	$-	$123.0	$153.5
Telecommunications information services	-	-	8.8

Total revenues and sales	-	123.0	162.3

Costs and expenses:
Cost of services	-	-	9.0
Cost of products sold	-	90.2	111.0
Selling, general, administrative and other	-	27.5	27.5
Depreciation and amortization	-	-	2.2
Restructuring charges	-	-	-

Total costs and expenses	-	117.7	149.7

Segment income (loss)	$-	$5.3	$12.6

Results in 2007 were derived from the publication of directories for affiliated and non-affiliated local exchange carriers. The Company completed the split off of its directory publishing business during the fourth quarter of 2007, as previously discussed.

Telecommunications information services revenues decreased $8.8 million in 2007 due to the loss of billings earned from Valor, which represented the Company’s only remaining unaffiliated customer prior to the Company’s merger with Valor on July 17, 2006. Following the merger, the Company no longer incurs revenues or recognizes expenses for these activities.

Merger and integration costs related to the other operations were $3.7 million and $11.2 million for 2007 and 2006, respectively, and were the result of transaction costs associated with the split off of the directory publishing business. These costs are not included in the determination of segment income.

The following discussion and analysis details Windstream’s consolidated merger and integration costs.

Merger and Integration Costs

Costs triggered by strategic transactions, including transaction costs, rebranding costs and system conversion costs are unpredictable by nature and are not included in the determination of segment income.

Set forth below is a summary of merger and integration costs recorded for the years ended December 31:

(Millions)	2008	2007	2006
Transaction costs associated with the acquisition of CTC	$0.1	$0.7	$-
Transaction costs associated with spin off from Alltel	-	-	7.9
Transaction costs associated with the split off of directory publishing	-	3.7	11.2
Signage and other rebranding costs	-	1.3	13.8
Computer system separation and conversion costs	6.1	2.5	5.9

Total merger and integration costs	$6.2	$8.2	$38.8

Transaction costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of Valor and CTC and the disposition of the directory publishing business. Other merger and integration costs include signage and other costs to rebrand the Company’s offices and vehicles, and computer system and conversion costs. These costs are considered indirect or general and are expensed when incurred in accordance with SFAS No. 141 “Business Combinations”. During the second quarter of 2008, the Company determined not to use certain software acquired in the CTC acquisition; therefore, we recognized a $5.4 million non-cash charge to abandon this asset, of which $0.8 million was related to the wireless business.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

The following table is a summary of liability activity related to both merger and integration costs and restructuring charges as of December 31:

(Millions)	2008	2007		2006
Accrued merger, integration and restructuring charges at beginning of period	$14.7	$28.9		$-
Total merger and integration costs net of non-cash charges	1.6	8.2	(a)	38.8
Total restructuring charges (b)	8.5	4.6		10.6
Valor merger and integration costs included in goodwill	-	-		17.8
CTC merger and integration costs included in goodwill	-	25.3		-
Merger, integration and restructuring charges paid	(16.5)	(52.3)		(37.5)
Non cash adjustment to expense	-	-		(0.8)

Accrued merger, integration and restructuring charges at end of period	$8.3	$14.7		$28.9

(a)	Merger and integration costs for 2007 have been revised to reflect that $1.1 million in costs associated with the wireless business are now presented as discontinued operations (see Note 10).

(b)	Restructuring charges are included in the determination of segment income. See above for the results for each of the Company’s operating segments and other operations.

As of December 31, 2008, the remaining liability of $8.3 million for accrued merger, integration and restructuring charges consisted of $1.9 million of Valor lease termination costs and $6.4 million of severance and employee-related benefit costs and are included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2008. The severance and related employee costs and will be paid as the remaining employees are terminated in the first quarter of 2009. Valor lease payments will be made over the remaining term of the lease. All remaining payments will be funded through operating cash flows.

Merger, integration and restructuring costs decreased net income $9.0 million, $8.8 million and $36.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, giving consideration to tax benefits on deductible items. See Note 10 for additional information regarding these charges.

The following discussion and analysis details results for Windstream’s consolidated operating income and all other consolidated results presented below operating income.

The following table reflects the primary drivers of year-over-year changes in consolidated operating income:

Consolidated operating income
	Twelve months ended December 31, 2008		Twelve months ended December 31, 2007
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in wireline segment income	$(14.1)		$233.9
Due to changes in product distribution segment income	(0.1)		(6.1)
Due to changes in other operations segment income	(5.3)		(7.3)
Due to changes in merger and acquisition costs	2.0		30.6

Total	$(17.5)	(2)%	$251.1	28%

Other Income, Net

Set forth below is a summary of other income, net for the years ended December 31:

Other income, net
(Millions)	2008	2007	2006
Interest income on cash and short-term investments	$2.7	$12.3	$7.8
Sale of investments	7.7	-	-
Mark-to-market of interest rate swap agreement	(5.8)	(3.1)	-
Other expense, net	(2.5)	1.9	0.9

Other income, net	$2.1	$11.1	$8.7

Other income, net decreased $9.0 million, or 81 percent, in 2008 and increased $2.4 million, or 28 percent, in 2007. The decline in 2008 was primarily due to a decrease in interest income earned on cash and cash equivalents in 2008 resulting from the reduction in cash on hand following the funding of the acquisition of CTC on August 31, 2007, and repurchases of Company stock in accordance with the Company’s announced stock repurchase program discussed below. This decline was partially offset by the recognition in 2008 of a $7.7 million gain from the sale of the Company’s investments in non-consolidated cellular partnerships acquired through the merger with Valor in 2006.

Additionally, the change in other income, net in 2008 and 2007 was a result of the change in fair value of the undesignated portion of an interest rate swap agreement, as discussed further in Note 2. Pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended, changes in the market value of the undesignated portion of this interest rate swap are included in net income. The market value calculation of this interest rate swap is based on estimates of forward variable interest rates, and changes in estimated forward rates could result in significant non-cash increases or decreases in other income, net in future periods.

The increase in other income, net in 2007 was due in part to an increase in interest income earned on short-term investments. Prior to the spin off in the third quarter of 2006, excess cash was invested with Alltel pursuant to an intercompany cash management agreement through which interest was earned on invested funds at rates averaging 5.0 percent. This interest income was included in intercompany interest income from Alltel in the accompanying consolidated statement of income in 2006.

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

Intercompany Interest Income

Prior to the spin off from Alltel, the Company participated in a centralized cash management program with its parent company. Under this program, the Company earned interest on amounts remitted to Alltel at a rate based on current market rates for short-term investments and paid interest on amounts received from Alltel at a rate based on Alltel’s weighted-average borrowing rate. The Company earned $31.9 million in intercompany interest income in 2006, and ceased its participation in the cash management program following the spin off from Alltel.

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

Interest expense
(Millions)	2008	2007	2006
Senior secured credit facility, Tranche A	$14.6	$34.9	$16.0
Senior secured credit facility, Tranche B, net of interest rate swaps	99.8	116.3	65.6
Senior secured credit facility, revolving line of credit	8.9	7.0	1.2
Senior unsecured notes	255.1	249.3	100.0
Notes issued by subsidiaries	39.8	40.4	29.1
Other interest expense	0.1	0.2	0.4
Less capitalized interest expense	(1.9)	(3.7)	(2.7)

Total interest expense	$416.4	$444.4	$209.6

Interest expense decreased $28.0 million, or 6 percent, in 2008 and increased $234.8 million, or 112 percent, in 2007. The decrease in 2008 was primarily due to the November 2007 retirement of $210.5 million of Tranche A senior secured debt under its credit facility in a debt-for-debt exchange related to the sale of its publishing business, as well as the decline in the LIBOR (London-Interbank Offered Rate) rate impacting the Tranche A notes. In addition, the Company incurred $5.3 million in non-cash interest expense in the first quarter of 2007 on Tranche B of its senior secured credit facilities due to the write-off of previously capitalized debt issuance costs. These debt issue costs were associated with $500.0 million of the Tranche B loan that was paid down pursuant to the refinancing transaction during the first quarter of 2007 (see Note 5). As previously discussed, in conjunction with the spin off from Alltel and merger with Valor on July 17, 2006, the Company borrowed approximately $4.9 billion of long-term debt under a credit facility and through the issuance of senior notes, and assumed $400.0 million in principal value of additional senior notes from Valor. Interest expense incurred on these new borrowings was the primary driver of the increase in interest expense in 2007. The weighted-average interest rate paid on the long-term debt in 2008 was 7.7 percent, as compared to 8.0 percent in 2007.

Income Taxes

Income tax expense increased $31.7 million, or 13 percent, in 2008 and decreased $24.8 million, or 9 percent, in 2007. The increase in income tax expense in 2008 is primarily driven by adjustments to deferred income taxes for the impact of completing an internal reorganization of our legal entity structure. The decrease in income tax expense in 2007 is driven by adjustments to deferred income taxes for the impact of commencing an internal reorganization of our legal entity structure and a reduction in the Kentucky state income tax rate. The Company’s effective tax rate in 2008 was 39.4 percent, compared to 21.6 percent in 2007 and 38.3 percent in 2006. The increase in the effective tax rate between 2008 and 2007 is due to upward adjustments to deferred income taxes upon completing an internal reorganization of our legal entity structure, while 2007 includes the nontaxable gain from the split off of the publishing business and downward adjustments to deferred income taxes upon commencing the reorganization of our legal entity structure. For 2009, the Company’s effective income tax rate is expected to range between 37.5 and 38.5 percent excluding any possible one-time discrete items. Changes in the relative profitability of our operating segments, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 12, “Income Taxes”, to the accompanying consolidated financial statements for further discussion of income tax expense and deferred taxes.

Discontinued Operations, Net of Tax

On November 21, 2008 Windstream completed the sale of its wireless business to AT&T Mobility II, LLC (see Note 16). In connection with this transaction, we have reported the related results as discontinued operations and recognized a pre-tax loss of $21.3 million to reduce the carrying value of the net assets sold to the transaction price less costs to sell. Wireless business income before taxes was $9.7 million and $1.2 million in 2008 and 2007, respectively. Additionally, the Company made additional tax payments of $14.8 million related to the excess of consideration received over tax basis in the assets sold.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During 2008, the Company generated approximately $1.1 billion in cash flows from operations and ended the year with $296.6 million in cash and cash equivalents. At December 31, 2008, current maturities of long-term debt were $24.3 million. The Company expects to fund the payment of these obligations through operating cash flows in 2009. At December 31, 2008, the Company also had $343.2 million available to it under its $500.0 million revolving line of credit, which expires in 2011. We expect that cash on hand, along with cash generated from operations over the next year, will be adequate to finance our ongoing operating requirements, capital expenditures, scheduled principal payments of long-term debt and payments of dividends in 2009. Any temporary cash needs will be funded through borrowings available under the revolving line of credit.

During the twelve months ended December 31, 2008, the assets of Windstream’s pension plan have declined 34.7 percent from approximately $1,001.0 million to $654.0 million due to routine benefit payments of $57.3 million as well as declines in the market value of assets held of approximately $289.7 million. Primarily as a result of the decline in market value, the Company will be required to make additional contributions to the pension plan beginning in 2010. The following table projects the Company’s required minimum contributions for the next five years assuming actual plan returns equal the expected long-term rate of return on plan assets of 8.0 percent. Due to numerous assumptions used and the high degree of uncertainties inherent in forward pension funding projections, actual results may materially differ from these projections.

(Millions) Year	Projected Contribution Net of Tax Benefit (a)
2009	$-
2010	43.0	(b)
2011	43.0
2012	24.0
2013	22.0

(a)	Amounts were calculated as of December 31, 2008 in accordance with the funding provisions of the U.S. Pension Protection Act of 2006 (the “2006 Act”), as corrected by the Worker, Retiree, and Employer Recovery Act using a twenty-four month average asset value, an 8.0 percent long-term rate of return on assets and all other assumptions projected to be consistent with the 2008 pension plan assumptions, as disclosed in Note 8.

(b)	Includes approximately $24.0 million for the Company’s 2009 plan year required contribution which may be deferred until 2010 because the pension plan was overfunded as of January 1, 2008.

The Company’s actual funding requirements are established annually by actuarial valuation, with the next such valuation to be performed as of January 1, 2009. Based on our current projections we expect that the pension plan will be at or above 80 percent funded. However, if the pension plan falls below 80 percent funded, we may elect to make a voluntary contribution in 2009 to avoid certain administrative limitations imposed by the 2006 Act on plans not meeting the 80 percent funding level.

The Company’s board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to the Company’s restricted payment capacity under its debt covenants as further discussed below. Dividends paid to shareholders were $1.00 per share during 2008, totaling $445.2 million. Windstream also paid $109.9 million to shareholders in January 2009 pursuant to a $0.25 quarterly dividend declared during the fourth quarter of 2008.

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400 million of the Company’s common stock continuing until December 31, 2009. No repurchases were made under this program during the third and fourth quarters of 2008; however, as of December 31, 2008, the Company had repurchased 16.0 million shares for $200.3 million. As of December 31, 2008, the Company had approximately $560.0 million of restricted payment capacity as governed by our debt covenants available to fund the share repurchase program and dividends to shareholders. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. Given the current economic and credit environment, the Company plans to continue preserving liquidity and may opportunistically consider free cash flow accretive initiatives with a bias toward debt repurchases. Achievement of the share repurchase plan will depend on such factors as the overall credit environment and liquidity needs of the business.

As discussed further in Note 5, the Company currently has approximately $5.4 billion in long-term debt outstanding, including current maturities. This outstanding debt is principally comprised of approximately $2.3 billion secured primarily under the Company’s senior secured credit facilities and approximately $3.0 billion in unsecured senior notes. Scheduled principal payments under the credit facility approximate $14.0 million per year through 2011. In addition, the Company will make sinking fund payments of approximately $10.0 million per year on its subsidiary debt. The remaining principal balance of Tranche A and the revolving line of credit of the senior secured credit facilities, totaling $433.3 million, will be due in 2011.

The indentures governing our senior secured credit facilities and senior notes include customary covenants that, among other things, require the Company to maintain certain financial ratios and restrict our ability to incur additional indebtedness. In particular, the Company must maintain the following financial ratios:

(a)	total leverage ratio must be no greater than 4.5 to 1.0 on the last day of any fiscal quarter;

(b)	interest coverage ratio must be greater than 2.75 to 1.0 on the last day of any fiscal quarter; and

(c)	capital expenditures must not exceed a specified amount in any fiscal year (for 2009 this amount is $582.5 million, which includes $132.5 million of unused capacity from 2008).

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2008, the Company was in compliance with all such covenants and restrictions.

As of December 31, 2008, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured and senior unsecured credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BBB	BBB-
Senior unsecured credit rating	Ba3	BB	BB+
Outlook	Stable	Stable	Stable

Factors that could affect Windstream’s short and long-term credit ratings would include, but are not limited to, a material decline in the Company’s operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If Windstream’s credit ratings were to be downgraded from current levels, the Company would incur higher interest costs on its borrowings, and the Company’s access to the public capital markets could be adversely affected. The Company’s exposure to interest risk is further discussed in the Market Risk section below. A downgrade in Windstream’s current short or long-term credit ratings would not accelerate scheduled principal payments of Windstream’s existing long-term debt, as discussed further in Note 5. Windstream’s next scheduled debt maturity is in 2011. Given the Company’s ability to generate cash flow, these maturities could be funded with available cash, if necessary.

Historical Cash Flows

(Millions)	2008	2007	2006
Cash flows from (used in):
Operating activities	$1,080.4	$1,033.7	$1,145.7
Investing activities	(233.1)	(867.1)	(299.0)
Financing activities	(622.7)	(481.4)	(471.8)

Change in cash and cash equivalents	$224.6	$(314.8)	$374.9

Cash Flows – Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities increased by $46.7 million in 2008 as compared to 2007, primarily from the deferral of approximately $53.3 million in cash tax payments due to the Economic Stimulus Act that allowed Windstream to deduct half of the costs of qualifying asset purchases in 2008 for federal income tax purposes and a reduction in merger, integration and restructuring payments. These increases were partially offset by changes in working capital requirements, including timing differences in the billing and collections of accounts receivable, payment of trade payables and purchases of inventory. During 2008, the Company generated sufficient cash flows from operations to fund its capital expenditures, scheduled principle payments of long-term debt and payment of dividends as further discussed below.

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

Cash Flows – Investing Activities

Cash used in investing activities decreased by $634.0 million in 2008 as compared to 2007, primarily due to net cash used to acquire CTC. This 2007 cash outlay, totaling $546.8 million, was funded primarily with cash on hand at the time of the acquisition, with the remainder funded through borrowings from the Company’s revolving line of credit. It was partially offset by $40.0 million in proceeds received on the sale of the publishing business.

A reduction in capital expenditures in 2008 as compared to 2007 also contributed to the decline in cash used in investing activities. Capital expenditures were $317.5 million, $365.7 million and $373.8 million for 2008, 2007 and 2006, respectively. Capital expenditures in each of the three years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to expand our offering of other communications services, including high-speed Internet communication services. During each of the three years, the Company funded its capital expenditures through internally generated funds.

Capital expenditures in 2008 were partially offset by $56.7 million and $17.8 million in net proceeds received on the sale of the wireless business and acquired assets held for sale, respectively. See Notes 3 and 16 for further discussion.

The primary uses of cash for future capital expenditures are for property, plant and equipment necessary to support the Company’s wireline operations. Annual capital expenditures by operating segment are forecasted as follows for 2009:

(Millions)	Range of Capital Expenditures
Wireline	$289.8	-	$319.8
Product distribution	0.2	-	0.2

Totals	$290.0	-	$320.0

Capital expenditures for 2009 will be primarily incurred to construct additional network facilities and to upgrade the Company’s telecommunications network. Windstream will continue to focus capital expenditures on the expansion of its next generation network services, including Ethernet internet access, Virtual LAN services (“VLS”), and Virtual Private Network (“VPN”) services. Additionally, Windstream will continue to focus on infrastructure upgrades to support our suite of enterprise and residential high-speed Internet services and expand our 6 Mb and 12 Mb high-speed Internet footprint. The forecasted spending levels in 2009 are subject to revision depending on changes in future capital requirements of our business segments. The Company generated positive cash flows in 2008 sufficient to fund its day-to-day operations and to fund its capital requirements. As mentioned previously, we expect that cash on hand, along with cash generated from operations over the next year, will be adequate to finance our ongoing operating requirements and capital expenditures.

Cash Flows – Financing Activities

As discussed above, the primary use of funds through financing activities is the payment of dividends to shareholders. These payments decreased by $31.6 million in 2008 primarily due to fewer shares issued and outstanding as of December 31, 2008 as a result of the stock repurchase program, and the split off of the directory publishing business. As previously discussed, in 2008 the Company repurchased 16.0 million shares of its common stock at a cost of $200.3 million. The Company also repurchased approximately 3.0 million shares of its common stock during 2007 using $40.0 million in proceeds from a special cash dividend received pursuant to the sale of its publishing business. Prior to the spin off, the Company’s primary recurring financing cash outflows were dividends paid to Alltel, as well as advances paid to Alltel for the wireline division’s short-term financing needs. Under Alltel’s cash management practices, wireline cash receipts were transferred daily to Alltel bank accounts, and the Company obtained interim financing from Alltel to fund its daily cash requirements. Pursuant to the spin off, the Company paid a one-time special dividend of approximately $2.3 billion to Alltel on July 17, 2006.

Repayments of borrowings were $354.3 million during 2008. Gross debt issued, net of issuance costs, during the twelve months ended December 31, 2008 totaled $380.0 million. In 2008, the Company borrowed $380.0 million from its $500.0 million revolving credit agreement. Gross payments on the revolving credit agreements totaled $330.0 million during 2008, resulting in a $50.0 million net increase in amounts due under the revolving credit agreement. Other retirements of long-term debt in 2008 reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.

Proceeds received from borrowings in 2007, net of issuance costs, totaled $848.9 million, while repayments of borrowings were $811.0 million. During 2007, the Company issued $500.0 million in senior unsecured notes due 2019. These proceeds were used to retire $500.0 million in principal borrowings under Tranche B of the senior secured credit facilities, which was refinanced through this transaction to lower the interest rate on the remainder of Tranche B and modify the pre-payment provisions. The remaining borrowings totaling $350.0 million in 2007 were from the Company’s revolving line of credit, which was used in part to fund the acquisition of CTC. The remaining repayments during 2007 included the payoff of $37.5 million of debt obligations assumed from CTC, payments to reduce amounts outstanding under the revolving line of credit of $250.0 million and scheduled principal payments on the Company’s outstanding borrowings. As a result, net amounts due under the revolving credit agreement increased $100.0 million during 2007.

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

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity. During March 2007, the Company sold certain customer receivables for approximately $1.9 million that had previously been deemed uncollectible to a third party collection agency without recourse. The Company may enter into similar transactions in the future in the normal course of business.

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2008:

	Payments due by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$24.3	$477.8	$2,160.5	$2,746.0	$5,408.6
Interest payments on long-term debt obligations (b)	396.1	781.3	723.4	788.7	2,689.5
Operating leases	24.3	34.2	6.3	0.1	64.9
Purchase obligations (c)	42.0	24.0	0.2	-	66.2
Other long-term liabilities and commitments (d) (e) (f) (g)	112.2	182.7	95.2	1,391.9	1,782.0

Total Contractual obligations and commitments	$598.9	$1,500.0	$2,985.6	$4,926.7	$10,011.2

Notes:

(a)	Excludes $26.1 million of unamortized discounts (net of premiums) included in long-term debt at December 31, 2008.

(b)	Variable rates on tranches A and B of the senior secured credit facilities are calculated in relation to LIBOR, which was 4.55 percent at December 31, 2008.

(c)	Purchase obligations include open purchase orders not yet receipted and amounts payable under noncancellable contracts. The portion attributable to noncancellable contracts primarily represents agreements for network capacity and software licensing.

(d)	Other long-term liabilities primarily consist of deferred tax liabilities, pension and other postretirement benefit obligations and interest rate swaps.

(e)	Excludes $7.4 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2008 for which the Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur.

(f)	Includes $40.5 million and $15.4 million in current portion of interest rate swaps and postretirement benefit obligations, respectively that were included in current portion of interest rate swaps and other current liabilities at December 31, 2008.

(g)	Includes approximately $24.0 million, net of tax benefit, for expected pension funding contributions in 2010. Although additional contributions may be required in years 2010 and beyond, due to the uncertainties inherent in the pension funding calculation, the amount and timing of the remaining contributions are unknown and therefore have been reflected as due in more than 5 years.

Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2008, we were in compliance with all of our debt covenants. There are no provisions within any of our leasing agreements that would trigger acceleration of future lease payments. See Notes 2, 5, 6, 8, 12, 13 and 15 for additional information regarding certain of the obligations and commitments listed above.

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

Due to the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million at July 17, 2006 to convert variable interest rate payments to fixed. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,281.2 million as of December 31, 2008. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 4.55 percent at December 31, 2008. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $105.0 million as of December 31, 2008, are recognized in net income, including a $5.8 million loss in the consolidated statement of income in 2008. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of December 31, 2008, the unhedged portion of the Company’s variable rate senior secured credit facilities was $636.1 million, or approximately 11.9 percent of its total outstanding long-term debt. Windstream has estimated its interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $6.3 million. Actual results may differ from this estimate.

Equity Risk

The Company utilizes various financial institutions to invest its cash on hand in short-term securities. These financial institutions are generally a party to the existing Windstream credit facility. Windstream has maintained an average cash balance of approximately $119.8 million during the twelve months ended December 31, 2008. These monies have been invested in both taxable funds as well as tax-exempt municipal funds, and monies will often be moved between these two types of securities depending on their respective yields. These monies are all invested in AAA rated funds with same day access, and thus are highly liquid.

In addition, the Company has exposure to market risk through the Company’s pension plan investments. The fair market value of these investments, totaling $654.0 million at December 31, 2008, declined 34.7 percent from approximately $1,001.0 million at December 31, 2007, due to benefit payments as well as a 28.9 percent decline in the market value of assets held. Primarily as a result of the decline in the market value of pension assets, the Company will recognize pension expense of $90.4 million in 2009 as compared to a benefit of $1.6 million in 2008.

Windstream’s pension plan utilizes various investment managers, five of whom invest in fixed income securities. As of December 31, 2008, these five managers collectively manage approximately 60 percent of Windstream’s pension assets, totaling approximately $393.5 million. Of this amount, approximately $46.3 million, is invested in collateralized mortgage obligations (“CMO’s”) and asset backed securities (“ABS”), of which approximately $6.8 million are sub-prime securities. These investments, totaling 7.1 percent of pension assets, are substantially all in funds that currently hold an investment grade rating. Windstream’s pension assets have no exposure to either collateralized loan obligations or collateralized debt obligations. Of the CMO exposure, the investment managers have focused on prime mortgage holdings and securities with relatively short terms, all of which are securitized by mortgages. Furthermore, the vast majority of these investments relate to the most senior secured tranches, which are the highest rated and the highest priority for retirement.

As previously discussed in Liquidity and Capital Resources, management estimates that the Company will be required to contribute approximately $24.0 million, net of tax benefit, to the pension plan in 2010. See the “Pension and Other Postretirement Benefits” caption below in our discussion of critical accounting policies and estimates for the results of the sensitivity analysis.

Foreign Currency Risk

Although the Company does not operate in foreign countries, the Windstream pension plan invests in international securities. Windstream has a well diversified pension plan, with a target asset allocation for international investments of 15 to 20 percent of the total pension assets. As of December 31, 2008 approximately $96.1 million or 14.7 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure.

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

Revenue Recognition – We recognize revenues and sales as services are rendered or as products are sold in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. Service revenues are primarily derived from providing access to or usage of the Company’s networks and facilities. Due to varying customer billing cycle cut-off times, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. Sales of communications products, including customer premise equipment and modems, are recognized when products are delivered to and accepted by customers. Fees assessed to communications customers to activate service are not a separate unit of accounting and are deferred upon activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with Emerging Issues Task Force Issue No. (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables”. The direct costs associated with activating such services, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period.

The Company recognizes certain revenues pursuant to various cost recovery programs from state and federal Universal Service Funds, and from revenue sharing arrangements with other local exchange carriers administered by the National Exchange Carrier Association. Revenues are calculated based on the Company’s investment in its network and other network operations and support costs. The Company has historically collected the revenues recognized through this program; however, adjustments to estimated revenues in future periods are possible. These adjustments could be necessitated by adverse regulatory developments with respect to these subsidies and revenue sharing arrangements, changes in the allowable rates of return, the determination of recoverable costs, or decreases in the availability of funds in the programs due to increased participation by other carriers.

Allowance for Doubtful Accounts – In evaluating the collectibility of our trade receivables, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assumptions, we record an allowance for doubtful accounts to reduce the related receivables to the amount that we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in the consolidated financial statements.

Pension and Other Postretirement Benefits – The annual costs of providing pension and other postretirement benefits are based on certain key actuarial assumptions, including the expected return on plan assets, discount rate and healthcare cost trend rate. Windstream’s pension expense for 2009, estimated to be approximately $90.4 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.0 percent and a discount rate of 6.18 percent. In developing the expected long-term rate of return assumption, Windstream considered its historical rate of return, as well as input from its investment advisors. Historical returns of the plan were 9.45 percent since 1975, including periods in which it was sponsored by Alltel. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 52.5 percent to equities, 37.5 percent to fixed income assets and 10.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 8.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 8.0 percent to 7.5 percent) would result in an increase in our pension expense of approximately $3.2 million in 2009.

The discount rate selected is based on the Company’s expected pension benefit payments discounted from their expected payment date to the measurement date using the appropriate spot rate from the Citigroup Pensions Discount Curve. The discount rate determined on this basis was 6.18 percent at December 31, 2008. Lowering the discount rate by 25 basis points (from 6.18 percent to 5.93 percent) would result in an increase in our pension expense of approximately $4.4 million in 2009.

As a component of determining its annual pension cost, Windstream amortizes unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active employees, which is approximately 10 years for the pension plan during 2009.

On August 17, 2006, the Pension Protection Act of 2006 (the “2006 Act”) was signed into law by Congress. In general, the 2006 Act changed the rules governing the minimum contribution requirements for funding a qualified pension plan on an annual basis without paying excise tax penalties. Among other requirements, the 2006 Act changed the assumptions used to calculate the minimum lump-sum benefit payments, applied benefit restrictions to plans below certain funding levels, and eliminated certain sunset provisions contained in the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). EGTRRA increased the maximum amount of benefits that a qualified defined benefit pension plan could pay and increased the maximum compensation amount allowed for determining benefits for qualified pension plans. Windstream is complying with the provisions of the 2006 Act. The qualified pension plan is expected to be at least 80 percent funded for the 2008 plan year and therefore is not expected to be subject to benefit restrictions in 2009. The assumptions selected as of December 31, 2008 for financial reporting purposes for the qualified pension plan reflected the impact of the 2006 Act. The 2006 Act has not had a significant accounting impact nor has it triggered a significant event for the qualified pension plan. Windstream’s preliminary funding analysis estimates prepared in accordance with the 2006 Act indicate that the Company will be required to make a contribution in 2010 of approximately $24.0 million, net of tax benefit. Contributions to the plan are dependent on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the qualified pension plan.

We calculated our annual postretirement expense for 2009 based upon a number of actuarial assumptions, including a healthcare cost trend rate of 8.5 percent and a discount rate of 6.11 percent. Consistent with the methodology used to determine the appropriate discount rate for the Company’s pension obligations, the discount rate selected for postretirement benefits is based on the Company’s expected postretirement benefit payments discounted from their expected payment date to the measurement date using the appropriate spot rate from the Citigroup Pensions Discount Curve. The discount rate determined on this basis was 6.11 percent at December 31, 2008. Lowering the discount rate by 25 basis points (from 6.11 percent to 5.86 percent) would result in an increase in postretirement expense of approximately $0.1 million in 2009.

The healthcare cost trend rate is based on our actual medical claims experiences adjusted for future projections of medical costs. For the year ended December 31, 2009, a one percent increase in the assumed healthcare cost trend rate would increase our postretirement benefit cost by approximately $0.2 million, while a one percent decrease in the rate would reduce our allocation of postretirement benefit cost by approximately $0.2 million.

See Notes 2 and 8 for additional information on Windstream’s pension and other postretirement plans.

Useful Lives of Assets – The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. As discussed in Note 2, the Company reduced the depreciation rates on property, plant and equipment used in its operating markets based on studies completed between 2006 and 2007 of the related lives of those assets. Although we believe it is unlikely that any further significant changes to the useful lives of our finite-lived intangible assets will occur in the near term, rapid changes in technology or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and our future consolidated operating results. The Company realized reductions in its depreciation expense in 2008, which is the first full year following the completion of certain rate studies.

Goodwill and Other Indefinite-lived Intangibles – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we test our goodwill for impairment at least annually, or whenever indicators of impairment arise. SFAS No. 142 requires write-downs of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. The fair value of goodwill is determined by estimating the fair value of the reporting units to which it has been assigned. The fair value of a reporting unit is calculated utilizing a combination of the discounted cash flows of the reporting unit and the calculated market values of comparable companies. If the fair value of the reporting unit is less than its carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

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

The Company performs its impairment analysis on January 1st of each year. In addition, as a result of the sale of the publishing business, Windstream performed an impairment analysis as of November 30, 2007 to assess the impact of foregoing future royalty revenue payments from the directory publishing business on its indefinite-lived wireline franchise rights. During 2008, 2007 and 2006, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values. Reducing the January 1, 2008 calculated fair values of goodwill by 10 percent, and the wireline franchise rights in the Kentucky operating markets by 5 percent, would not have resulted in an impairment of the carrying value of the related assets. Decreasing the January 1, 2008 calculated fair value of the wireline franchise rights in the former Valor operating markets by 5 percent, however, would have resulted in an impairment charge of approximately $11.0 million in 2008 on the Company’s wireline franchise rights. Changes in the key assumptions used in the discounted cash flow analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and our future consolidated operating results.

Derivative Instruments – SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, provides guidance on accounting for derivatives, including interest rate swaps. In addition, SFAS No. 133 governs when a derivative or other financial instrument can be designated as a hedge, and requires recognition of all derivative instruments at fair value. Accounting for changes in the fair value of derivatives depends on whether the instrument has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of hedges are recorded as a component of other comprehensive income. Changes in fair values of derivative instruments not qualifying as hedges, or of any ineffective portion of hedges, are recognized in earnings.

The effectiveness of the Company’s cash flow hedges is assessed each quarter. The Company has historically assessed its swaps as being effective using Derivatives Implementation Group (“DIG”) Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied,” by assessing our counterparties nonperformance risk and by matching critical terms between the swaps and the hedged items. During 2007, however, the Company repaid a portion of its hedged variable rate debt, and subsequently de-designated the portion of its swaps that had hedged this repaid principle value. As a result, the de-designated portion of its swaps were deemed ineffective.

Changes in the fair value of the designated portion of the Company’s derivative instruments are reported as a component of other comprehensive income (loss) in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the undesignated portions are recognized in other income, net. The Company settles interest payments on its swaps based on the LIBOR rate. The Company does not expect any changes in the effectiveness of its swaps due to counterparty risk or further prepayment of hedged items, but any such changes could result in a loss of critical terms matching under DIG No. G7 and subsequently an increase in the ineffective portion of the swaps. An increase in the value of the ineffective portion of its swaps either through further de-designation of existing swaps or through further decreases in the LIBOR rate could have an adverse impact on the Company’s future earnings.

See Notes 2, 5 and 6 for additional information on Windstream’s derivative instruments.

Income Taxes – Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 12 and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing authority in which we operate. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. Included in the calculation of our annual income tax expense are the effects of changes, if any, to our income tax contingency reserves. We maintain income tax contingency reserves for potential assessments from the IRS or other taxing authorities. The reserves are determined based upon our judgment of the probable outcome of the tax contingencies and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the tax contingency reserves could materially affect our future consolidated operating results in the period of change. In addition, a valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized.

Recently Adopted Accounting Pronouncements

Adoption of SFAS No. 162 – In the fourth quarter of 2008, Windstream adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The hierarchical guidance provided by SFAS No. 162 did not impact the Companies consolidated financial statements.

Adoption of SFAS No. 157 – Effective January 1, 2008, Windstream adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities recognized at fair value. SFAS No. 157 defined fair value, established a framework for measuring fair value and expanded disclosures about the use of fair value to measure assets and liabilities. Although the adoption of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on our consolidated financial statements, applying the fair value measurement framework to non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis may have a material impact on future consolidated financial statements.

Adoption of SFAS No. 159 – In the first quarter of 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115”. Since Windstream did not elect the fair value option for any of its eligible financial assets and liabilities, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements.

Adoption of FIN 48 – Windstream adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for and disclosure of uncertainty in tax positions and provides guidance on the recognition, measurement, derecognition, classification, and disclosure of tax positions and on the accounting for related interest and penalties. As a result of the adoption of FIN 48, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Although the adoption of this standard has not had a significant impact on the Company’s tax provision thus far, the recognition of tax uncertainties through earnings in the future could be materially impacted by this new accounting policy.

Adoption of SFAS No. 158 – As of December 31, 2006, the Company adopted the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)”. SFAS No. 158 required the Company to recognize the funded status of its defined benefit pension and postretirement plans in its consolidated balance sheet as of December 31, 2006. Future changes in the funded status will be recognized in the year in which the change occurs through other comprehensive income.

Adoption of SFAS No. 123(R) – On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.

For additional information concerning the adoption of the above mentioned accounting pronouncements see Note 2.

Recently Issued Accounting Pronouncements

SFAS No. 141(R) – In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. For calendar year companies like Windstream, SFAS No. 141(R) is effective for, and will be applied to, all future business combinations transacted on or after January 1, 2009. Upon adoption, SFAS No. 141(R) did not have a material impact on Windstream’s consolidated financial statements.

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

FSP FAS 142-3 – In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, for intangible assets acquired after adoption. Under FSP FAS 142-3 an entity should consider its own historical experience in renewing similar arrangements or market participant assumptions in the absence of historical experience. FSP FAS 142-3 also requires disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Windstream is currently evaluating the impact FSP FAS 142-3 will have on our financial statements.

FSP EITF 03-6-1 – In June 2008, relative to Emerging Issues Task Force Issue No. (“EITF”) 03-6-1, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. The adoption of this standard will not have a material impact on basic or diluted earnings per share.

FSP FAS 132(R)-1 – In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on an employers disclosures about plan assets of a defined benefit pension or other postretirement plan. FAS 132(R)-1 requires employers to disclose:

•	the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented,
•

the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date, including the level within the fair value hierarchy in which the fair value measurements fall as defined by SFAS No. 157,

•	investment policies and strategies, including target allocation percentages, and
•	significant concentrations of risk in plan assets.

FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Upon implementation, Windstream will provide expanded disclosures in its December 31, 2009 Form 10-K.

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

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others: further adverse changes in economic conditions in the markets served by Windstream; the extent, timing and overall effects of competition in the communications business; continued access line loss; the impact of new, emerging or competing technologies; the adoption of inter-carrier compensation and/or universal service reform proposals by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream; the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities; the availability and cost of financing in the corporate debt markets; the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations; the effects of federal and state legislation and rules and regulations governing the communications industry; material changes in the communications industry generally that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers; unexpected results of litigation; unexpected rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses; the effects of work stoppages; the impact of equipment failure, natural disasters or terrorist acts; earnings on pension plan investments significantly below our expected long term rate of return for plan assets; and those additional factors under the caption “Risk Factors” in Item 1A. In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

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

SELECTED FINANCIAL DATA

(Millions, except per share amounts in thousands)	2008	2007	2006	2005	2004
Revenues and sales	$ 3,171.5	$ 3,245.9	$ 3,033.3	$ 2,923.5	$ 2,933.5
Operating income	1,132.4	1,149.9	898.8	633.8	667.6
Other income, net	2.1	11.1	8.7	11.6	13.7
Gain on sale of directory publishing business and other assets	-	451.3	-	-	-
Loss on extinguishment of debt	-	-	(7.9)	-	-
Intercompany interest income (expense)	-	-	31.9	23.3	(15.2)
Interest expense	(416.4)	(444.4)	(209.6)	(19.1)	(20.4)

Income from continuing operations before income taxes	718.1	1,167.9	721.9	649.6	645.7
Income taxes	283.2	251.5	276.3	267.9	259.4

Income from continuing operations	434.9	916.4	445.6	381.7	386.3
Discontinued operations, including tax expense of $10.6 and $0.5, respectively	(22.2)	0.7	-	-	-
Income before extraordinary item and cumulated effect of accounting change	412.7	917.1	445.6	381.7	386.3
Extraordinary item, net of income taxes	-	-	99.7	-	-
Cumulative effect of accounting change, net of income taxes	-	-	-	(7.4)	-

Net Income	$ 412.7	$ 917.1	$ 545.3	$ 374.3	$ 386.3
Basic earnings (loss) per share:
Income from continuing operations	$0.99	$1.94	$1.02	$0.95	$0.96
Loss from discontinued operations	(.05)	-	-	-	-
Extraordinary item	-		0.23	-	-
Cumulative effect of accounting change	-		-	(.02)	-

Net income	$0.94	$1.94	$1.25	$0.93	$0.96
Diluted earnings (loss) per share:
Income from continuing operations	$0.98	$1.94	$1.02	$0.95	$0.96
Loss from discontinued operations	(.05)	-	-	-	-
Extraordinary item	-	-	0.23	-	-
Cumulative effect of accounting change	-	-	-	(.02)	-

Net income	$0.93	$1.94	$1.25	$0.93	$0.96
Dividends declared per common share	$1.00	$1.00	$0.45	$ -	$ -
Balance sheet data
Total assets	$8,009.3	$8,241.2	$8,030.7	$4,935.8	$5,079.2
Total long-term debt (including current maturities)	$5,382.5	$5,355.5	$5,488.4	$260.8	$282.9
Total equity	$252.3	$699.8	$469.8	$3,489.2	$3,706.8

Notes to Selected Financial Information:

•

Explanations for significant events affecting Windstream’s historical operating trends during the periods 2006 through 2008 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

Notes to Selected Financial Information, Continued:

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

Dated February 19, 2009

Jeffery R. Gardner	Brent K. Whittington
President and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 19, 2009

Jeffery R. Gardner	Brent K. Whittington
President and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Windstream Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Windstream Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other post-retirement benefit costs in 2006.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Little Rock, Arkansas

February 19, 2009

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

(Millions, except per share amounts)	2008	2007	2006
Revenues and sales:
Service revenues	$ 2,988.8	$ 2,942.5	$ 2,633.6
Product sales	182.7	303.4	399.7

Total revenues and sales	3,171.5	3,245.9	3,033.3
Costs and expenses:
Cost of services (excluding depreciation of $394.4, $404.4, and $383.8 in 2008, 2007 and 2006, respectively, included below)	978.7	984.6	862.5
Cost of products sold	165.5	178.7	277.7
Selling, general, administrative and other	387.5	413.9	365.7
Depreciation and amortization	492.7	506.0	449.6
Royalty expense to Alltel	-	-	129.6
Restructuring charges	8.5	4.6	10.6
Merger and integration costs	6.2	8.2	38.8

Total costs and expenses	2,039.1	2,096.0	2,134.5
Operating income	1,132.4	1,149.9	898.8

Other income, net	2.1	11.1	8.7
Gain on sale of publishing business	-	451.3	-
Loss on extinguishment of debt	-	-	(7.9)
Intercompany interest income	-	-	31.9
Interest expense	(416.4)	(444.4)	(209.6)

Income from continuing operations before income taxes	718.1	1,167.9	721.9
Income taxes	283.2	251.5	276.3

Income from continuing operations	434.9	916.4	445.6
Discontinued operations, including tax expense of $10.6 and $0.5, respectively	(22.2)	0.7	-

Income before extraordinary item	412.7	917.1	445.6
Extraordinary item, net of income taxes of $74.5	-	-	99.7

Net income	$ 412.7	$ 917.1	$ 545.3
Earnings (loss) per share:
Basic:
Income from continuing operations	$.99	$1.94	$1.02
Loss from discontinued operations	(.05)	-	-
Extraordinary item	-	-	0.23

Net income	$.94	$1.94	$1.25
Diluted:
Income from continuing operations	$.98	$1.94	$1.02
Loss from discontinued operations	(.05)	-	-
Extraordinary item	-	-	0.23

Net income	$.93	$1.94	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,

(Millions, except par value)

Assets	2008	2007
Current Assets:
Cash and cash equivalents	$296.6	$72.0
Accounts receivable (less allowance for doubtful accounts of $16.3 and $13.1, respectively)	316.6	320.7
Inventories	30.8	29.6
Deferred income taxes	30.8	32.0
Prepaid expenses and other	33.9	40.3
Assets held for sale:
Acquired assets held for sale	-	26.6
Assets of discontinued operations	-	7.2

Total current assets	708.7	528.4
Goodwill	2,198.2	2,224.2
Other intangibles	1,132.2	1,184.1
Net property, plant and equipment	3,897.1	4,030.3
Other assets	73.1	195.7
Non-current assets of discontinued operations	-	78.5
Total Assets	$8,009.3	$8,241.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$24.3	$24.3
Current portion of interest rate swaps	40.5	16.2
Accounts payable	134.0	158.1
Advance payments and customer deposits	94.0	91.1
Accrued dividends	109.9	113.6
Accrued taxes	48.0	53.2
Accrued interest	138.4	139.6
Other current liabilities	76.2	75.1
Liabilities of discontinued operations	-	7.1

Total current liabilities	665.3	678.3
Long-term debt	5,358.2	5,331.2
Deferred income taxes	1,070.6	1,133.4
Other liabilities	662.9	398.5
Total liabilities	7,757.0	7,541.4
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 439.4 and 454.5 shares issued and outstanding, respectively	-	-
Additional paid-in capital	101.5	286.8
Accumulated other comprehensive loss	(336.6)	(103.0)
Retained earnings	487.4	516.0

Total shareholders’ equity	252.3	699.8
Total Liabilities and Shareholders’ Equity	$8,009.3	$8,241.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Millions)	2008	2007	2006
Cash Provided from Operations:
Net income	$412.7	$917.1	$545.3
Adjustments to reconcile net income to net cash provided from operations:
Gain on sale of publishing business	-	(451.3)	-
Extraordinary item, net of income taxes	-	-	(99.7)
Loss on sale of wireless business	21.3	-	-
Depreciation and amortization	494.5	507.5	449.6
Provision for doubtful accounts	38.7	28.5	18.4
Stock-based compensation expense	18.1	15.9	1.9
Pension and postretirement benefits expense	13.9	39.3	32.8
Deferred taxes	110.0	13.0	30.2
Other, net	18.1	15.6	6.8
Changes in operating assets and liabilities, net
Accounts receivable	(25.1)	(12.3)	(40.9)
Accounts payable	(27.6)	(3.0)	20.5
Accrued interest	(1.1)	(9.1)	131.0
Accrued taxes	5.4	27.2	40.9
Other current liabilities	(1.3)	(48.7)	14.7
Other liabilities	(13.0)	(15.5)	18.2
Other, net	15.8	9.5	(24.0)

Net cash provided from operations	1,080.4	1,033.7	1,145.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(317.5)	(365.7)	(373.8)
Acquisition of CT Communications, net of cash acquired	-	(546.8)	-
Cash acquired from Valor	-	-	69.0
Disposition of wireless business	56.7	-	-
Disposition of directory publishing business	-	40.0	-
Disposition of acquired assets held for sale	17.8	-	-
Other, net	9.9	5.4	5.8

Net cash used in investing activities	(233.1)	(867.1)	(299.0)
Cash Flows from Financing Activities:
Dividends paid on common shares	(445.2)	(476.8)	(102.2)
Dividends paid to Alltel pursuant to spin off	-	-	(2,275.1)
Dividends paid to Alltel prior to spin off	-	-	(99.0)
Stock repurchase	(200.3)	(40.1)	-
Repayment of debt	(354.3)	(811.0)	(871.4)
Debt issued, net of issuance costs	380.0	848.9	3,156.1
Changes in advances to Alltel prior to spin off	-	-	(310.8)
Other, net	(2.9)	(2.4)	30.6

Net cash used in financing activities	(622.7)	(481.4)	(471.8)
Increase (decrease) in cash and cash equivalents	224.6	(314.8)	374.9

Cash and Cash Equivalents:
Beginning of period	72.0	386.8	11.9

End of period	$296.6	$72.0	$386.8

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Parent Company Investment of Alltel	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2005	$1,455.2	$-	$0.5	$2,033.5	$3,489.2
Net income	-	-	-	545.3	545.3
Other comprehensive income (loss), net of tax: (See Note 11)
Foreign currency translation adjustment	-	-	(0.5)	-	(0.5)
Unrealized holding losses on interest rate swaps	-	-	(23.6)	-	(23.6)

Comprehensive income (loss)	-	-	(24.1)	545.3	521.2

Dividends paid to Alltel prior to spin off	-	-	-	(99.0)	(99.0)
Net change in advances to Alltel	72.2	-	-	-	72.2
Issuance of exchange notes to Alltel	(1,527.4)	(185.5)	-	-	(1,712.9)
Payment of special dividend to Alltel pursuant to spin off	-	(81.8)	-	(2,193.3)	(2,275.1)
Valuation of common stock held by Valor shareholders (Note 3)	-	815.9	-	-	815.9
Stock-based compensation expense	-	1.9	-	-	1.9
Adjustment to initially apply the recognition provisions of SFAS
No. 158, net of tax (Notes 2 and 8)	-	-	(127.2)	-	(127.2)
Dividends of $0.45 per share declared to stockholders	-	-	-	(216.4)	(216.4)
Balance at December 31, 2006	$-	$550.5	$(150.8)	$70.1	$469.8
Net income	-	-	-	917.1	917.1
Other comprehensive income (loss), net of tax: (See Note 11)
Change in employee benefit plans	-	-	73.4	-	73.4
Unrealized holding losses on interest rate swaps	-	-	(25.6)	-	(25.6)

Comprehensive income	-	-	47.8	917.1	964.9

Additional transfers from Alltel (Note 7)	-	15.1	-	-	15.1
Stock-based compensation expense	-	15.9	-	-	15.9
Common shares retired pursuant to split off of directory
business (Note 3)	-	(253.5)	-	-	(253.5)
Stock repurchase	-	(40.1)	-	-	(40.1)
Other, net	-	(1.1)	-	-	(1.1)
Dividends of $1.00 per share declared to stockholders	-	-	-	(471.2)	(471.2)
Balance at December 31, 2007	$-	$286.8	$(103.0)	$516.0	$699.8
Net income	-	-	-	412.7	412.7
Other comprehensive income (loss), net of tax: (See Note 11)
Change in employee benefit plans	-	-	(194.5)	-	(194.5)
Unrealized holding losses on interest rate swaps	-	-	(39.1)	-	(39.1)

Comprehensive income (loss)	-	-	(233.6)	412.7	179.1

Stock repurchase	-	(200.3)	-	-	(200.3)
Stock-based compensation expense	-	18.1	-	-	18.1
Tax withheld on vested restricted stock and other	-	(3.1)	-	-	(3.1)
Dividends of $1.00 per share declared to stockholders	-	-	-	(441.3)	(441.3)
Balance at December 31, 2008	$-	$101.5	$(336.6)	$487.4	$252.3

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Basis for Presentation:

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

Basis of Presentation – The preparation of financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. Certain prior year amounts have been reclassified to conform to the 2008 financial statement presentation. All significant affiliated transactions, except those with certain affiliates described below in Note 2, have been eliminated.

2.	Summary of Significant Accounting Policies and Changes:

Significant Accounting Policies

Consolidation of Financial Statements – Our consolidated financial statements include the accounts of Windstream and its subsidiaries.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, the Company considers a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions, and a specific customer’s ability to meet its financial obligations to the Company. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. Due to varying customer billing cycle cut-off times, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications revenues of $31.6 million and $28.0 million at December 31, 2008 and 2007, respectively.

Inventories – Inventories are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

Assets Held For Sale – In accordance with SFAS No. 142, certain assets acquired from CT Communications, Inc. (“CTC”) totaling $26.6 million were included in acquired assets held for sale in the accompanying consolidated balance sheet as of December 31, 2007. During 2008, Windstream received net proceeds of $17.3 million, which approximated the fair value at the date of acquisition, on the sale of the corporate headquarters building, a license for wireless spectrum, and various investments designated as held for sale. During the third quarter of 2008, Windstream recognized a non-cash impairment charge of $6.5 million included in selling, general, administrative and other in the accompanying consolidated statements of income to reduce the carrying value of certain wireless spectrum licenses designated as held for sale, and not used in operations, to their fair market value in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The fair market value of these holdings has been reduced to a nominal amount due to an impairment resulting from general market conditions and limited interest on this bandwidth of spectrum. In addition, during the third quarter of 2008, certain long term investments totaling $2.3 million, primarily consisting of a minority ownership in a private equity investment holding company, were no longer being marketed by Windstream and are no longer considered saleable within one year. Therefore, the Company reclassified these investments from acquired assets held for sale to other assets in the accompanying consolidated balance sheets at their current fair market value, which required no valuation adjustment.

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

The Company’s indefinite-lived intangible assets consist primarily of wireline franchise rights established through the acquisition of CTC, Valor and certain properties in the state of Kentucky. The Company determined that the wireline franchise met the indefinite life criteria outlined in SFAS No. 142 because the Company expects both the renewal by the granting authorities and the cash flows generated from these intangible assets to continue for the foreseeable future. SFAS No. 142 also requires intangible assets with indefinite lives to be tested for impairment on at least an annual basis, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts. For purposes of completing the annual impairment reviews, the fair value of the wireline franchise rights is determined based on the discounted cash flows of the acquired operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

repairs are expensed as incurred. Depreciation expense amounted to $440.8 million in 2008, $454.7 million in 2007 and $422.3 million in 2006.

Net property, plant and equipment consists of the following at December 31:

(Millions)	Depreciable Lives	2008	2007
Land		$24.2	$24.7
Building and improvements	5-40 years	433.9	435.4
Central office equipment	4-25 years	3,834.0	3,667.8
Outside communications plant	7-40 years	4,614.8	4,445.8
Furniture, vehicles and other equipment	3-23 years	450.6	459.0
Construction in progress		113.4	175.2

		9,470.9	9,207.9
Less accumulated depreciation		(5,573.8)	(5,177.6)

Net property, plant and equipment		$3,897.1	$4,030.3

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

The Company capitalizes interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $1.9 million in 2008, $3.7 million in 2007 and $2.7 million in 2006.

Asset Retirement Obligations – Windstream recognizes asset retirement obligations in accordance with SFAS No. 143, “Accounting for Assets Retirement Obligations” and the Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Windstream’s asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if the Company were to abandon, sell or otherwise dispose of the buildings and to dispose of its chemically-treated telephone poles at the time they are removed from service. These asset retirement obligations, totaling $44.6 million and $45.2 million for the years ended December 31, 2008 and 2007, respectively, are included in other long term liabilities in the accompanying consolidated balance sheets.

There was no significant activity related to the liabilities associated with the Company’s asset retirement obligations during 2008. The following is a summary of activity related to the asset retirement obligations through December 31:

(Millions)	2007
Beginning balance	$47.9
Assumed from acquisition	1.4
Revisions in expected cash flows	(8.9	) (a)
Accretion expense	3.2
Liabilities settled	(1.0)
Liabilities incurred	2.6

Ending balance	$45.2

(a)	Reflects contract changes resulting from the negotiation of new contract terms with several underlying service providers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

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

On July 17, 2006, in conjunction with issuing debt, Windstream entered into four identical pay fixed, receive variable interest rate swap agreements totaling $1,600.0 million in notional value in order to mitigate the interest rate risk inherent in its variable rate senior secured credit facilities. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR (London-Interbank Offered Rate). The Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which matures on July 17, 2013. The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($105.0 million as of December 31, 2008) was de-designated as the corresponding hedged item was repaid. Therefore, the undesignated portion of the swap agreement was no longer an effective hedge of the variable interest rate paid on Tranche B.

Set forth below is information related to the Company’s interest rate swap agreements as of December 31:

(Millions, except for percentages)	2008	2007
Unamortized notional value:
Designated portion	$1,176.2	$1,296.7
Undesignated portion	$105.0	$115.8
Fair value of interest rate swap agreements (see Note 6):
Designated portion	$(144.8)	$(80.4)
Undesignated portion	$(8.6)	$(2.8)

Weighted average fixed rate paid	5.60%	5.60%
Variable rate received	4.55%	5.21%

The effectiveness of the Company’s cash flow hedges is assessed each quarter using the “Change in Variable Cash Flow Method”, or Method 1, described in Derivatives Implementation Group (“DIG”) Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied”. Method 1 utilizes the matched terms principle of measuring effectiveness, and requires the floating-rate leg of the swap and the hedged variable cash flows of the asset or liability to be based on the same interest rate index. It also requires the variable interest rates of both instruments to reset on the same dates. Furthermore, there should be no other differences in the terms of the hedge and the hedged item, and the likelihood of default by the interest rate swap counterparties must be assessed as being unlikely in order to conclude that there is no ineffectiveness in the hedging relationship. The Company performs and documents this assessment under Method 1 each quarter, and it concluded at December 31, 2008 that there was no ineffectiveness to be recognized in earnings in any of its four interest rate swap agreements that are designated as hedges.

In accordance with SFAS No. 133, the Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. Changes in the fair value of the effective portion of these derivative instruments were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

reported as a component of other comprehensive income (loss) in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the undesignated portion of the swaps were recognized in other income, net in the accompanying consolidated statement of income. Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the consolidated statements of income when earned or payable.

Changes in fair value of these derivative instruments were as follows for the years ended December 31:

(Millions)	2008	2007	2006
Decrease in fair value of effective portion, net of tax	$(39.1)	$(25.6)	$(23.6)
Changes in fair value of undesignated portion	$(5.8)	$(3.1)	$-

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

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $50.0 million in 2008, $51.7 million in 2007 and $33.6 million in 2006.

Stock-Based Compensation – In accordance with SFAS No. 123(R), “Share-Based Payment”, the Company values all share-based awards to employees at fair value on the date of the grant, and recognizes that value as compensation expense over the period that each award vests. This expense is included in cost of services and selling, general, administrative and other expenses in the accompanying consolidated statements of income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

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

(Millions, except per share amounts)	2008	2007	2006
Basic earnings (loss) per share:
Income from continuing operations	$ 434.9	$ 916.4	$ 445.6
Income (loss) from discontinued operations	(22.2)	0.7	-
Extraordinary item	-	-	99.7

Net income applicable to common shares	$ 412.7	$ 917.1	$ 545.3

Weighted average common shares outstanding for the period	440.7	471.9	435.2

Basic earnings (loss) per share:
From continuing operations	$.99	$1.94	$1.02
From discontinued operations	(.05)	-	-
From extraordinary item	-	-	0.23

Net income	$.94	$1.94	$1.25
Diluted earnings (loss) per share:
Income from continuing operations	$ 434.9	$ 916.4	$ 445.6
Income (loss) from discontinued operations	(22.2)	0.7	-
Extraordinary item	-	-	99.7

Net income applicable to common shares	$ 412.7	$ 917.1	$ 545.3

Weighted average common shares outstanding for the period	440.7	471.9	435.2
Increase in shares resulting from:
Non-vested restricted stock awards	1.2	1.1	0.2

Weighted average common shares assuming conversion	441.9	473.0	435.4

Diluted earnings (loss) per share:
From continuing operations	$.98	$1.94	$1.02
From discontinued operations	(.05)	-	-
From extraordinary item	-	-	.23

Net income	$.93	$1.94	$1.25

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

For the periods through July 17, 2006, certain services such as information technology, accounting, legal, tax, marketing, engineering, and risk and treasury management were provided to the Company by Alltel. Expenses were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided: either net sales of the Company as a percentage of net sales of Alltel, total assets of the Company as a percentage of total assets of Alltel, or headcount of the Company as a percentage of headcount of Alltel. Total expenses allocated to the Company were $163.0 million in 2006. The costs of these services charged to the Company and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

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

Transactions with Certain Affiliates – Prior to the discontinuance of the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, affiliated transactions involving the regulated operations (excluding operations in Kentucky and Nebraska) were not eliminated because the revenues received from the affiliates and the prices charged by the communications products and directory publishing operations were priced in accordance with Federal Communications Commission (“FCC”) guidelines and were recovered through the regulatory process. As discussed further below, the Company began eliminating these revenues and the related expenses for all the regulated operations after the discontinuance of SFAS No. 71, in the third quarter of 2006.

Transactions with affiliates that were not eliminated under the provisions of SFAS No. 71 primarily included product sales, royalties earned from directory publishing, and sales of other telecommunications services. Non-eliminated equipment sales from the Company’s product distribution subsidiary to its regulated wireline subsidiaries totaled $61.9 million in 2006. The cost of equipment sold to the wireline subsidiaries is included, principally, in wireline plant in the consolidated financial statements. Prior to its split off in 2007, the Company’s directory publishing subsidiary, Windstream Yellow Pages, contracted with the regulated wireline subsidiaries to provide directory publishing services, which included the publication of a standard directory at no charge. Windstream Yellow Pages then billed the wireline subsidiaries for services not covered by the standard contract, which resulted in $3.8 million in non-eliminated sales in 2006. Wireline revenues and sales during those periods included non-eliminated directory royalties received from Windstream Yellow Pages of $19.1 million in 2006. Non-eliminated amounts billed by the wireline subsidiaries to other affiliates of the Company were $21.7 million in 2006 for interconnection and toll services.

Accounting Changes

Change in Accounting Estimate – Effective October 1, 2007, the Company prospectively reduced the depreciable rates of assets held and used in its operations in Georgia, Kentucky, Mississippi, Nebraska, New York, Ohio and Oklahoma, and to reflect the results of studies completed in the fourth quarter of 2007. In addition, during April 2007, the Company completed studies of the depreciable lives of assets held and used in its Missouri operations and in an operating subsidiary in Texas. The related depreciation rates were changed effective April 1, 2007. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers. The impact of the change in depreciation rates on the operations discussed above resulted in a decrease in depreciation expense of $38.9 million and $17.8 million and an increase in net income of $24.2 million and $11.4 million in 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

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

Change in Segment Presentation – Effective with the completion of the split off of its directory publishing business, as discussed below, the Company’s publishing operations have ceased and will no longer be a component of its other operations. Following the acquisition of CTC in the third quarter of 2007, the Company began presenting wireless services and products within the Company’s other operations. Subsequently, on November 21, 2008, the Company completed the sale of the wireless business acquired from CTC. As a result of completing this transaction, we will have no significant continuing involvement in the operations or cash flows of the wireless business. Accordingly, we have classified these operations as held for sale as of December 31, 2007 and reported the operating results of the wireless business as discontinued operations. In conjunction with the spin off from Alltel and merger with Valor in 2006, the Company changed the manner in which senior management assesses the operating performance of, and allocates resources to, its operating segments. As a result, the Company’s long distance operations were combined with the Company’s wireline segment. In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, all prior period segment information has been restated to conform to this new financial statement presentation.

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

(Millions)	Before Tax Effects	After Tax Effects
Write off regulatory cost of removal	$185.2	$112.5
Recognize deferred directory publishing revenue	14.5	9.1
Establish asset retirement obligation	(16.7)	(10.1)
Write off regulatory assets	(8.8)	(11.8)

Total	$174.2	$99.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

Recently Adopted Accounting Standards

Adoption of SFAS No. 162 - In the fourth quarter of 2008, Windstream adopted Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The hierarchical guidance provided by SFAS No. 162 did not impact the Company’s consolidated financial statements.

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

Adoption of FIN 48 - Windstream adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. At the adoption date, the Company had approximately $1.3 million of gross unrecognized tax benefits, all of which related to periods preceding the spin off from Alltel. The Company is indemnified in accordance with a tax sharing agreement with Alltel dated July 17, 2006 for reserves of approximately $1.3 million for uncertain tax positions that related to periods preceding the spin off from Alltel. Consequently, a corresponding receivable from Alltel equaling the gross unrecognized tax benefits plus accrued interest expense and penalties has been recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(Millions)	2008	2007
Beginning balance	$7.4	$1.3
Additions based on CTC acquisition	-	7.2
Additions based on tax positions related to current year	0.7	-
Additions based on tax positions of prior years	-	0.7
Reductions for tax positions of prior years	(1.2)	(0.2)
Reduction as a result of a lapse of the applicable statute of limitations	(0.8)	(0.2)
Settlements	-	(1.4)

Ending balance	$6.1	$7.4

The Company does not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $1.9 million and $0.8 million, net of indirect benefits, for years ended December 31, 2008 and 2007, respectively.

Included in the balance at December 31, 2008 and 2007 are $3.4 million and $3.7 million of gross tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. These unrecognized tax benefits are included in other long term liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2008 and 2007, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004. The Company has identified Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina and Texas as “major” state taxing jurisdictions. During the year ended December 31, 2007, the Company and the Internal Revenue Service (“IRS”) reached a settlement related to the IRS’s examination of the U.S. income tax returns for CTC for the tax years ended December 31, 2000 through 2003. As a result of the settlement, the Company made payments to the IRS for the tax position claimed for the treatment of Universal Service Fund (“USF”) subsidies. The Company had previously recognized a FIN 48 liability for the entire amount of the tax position of $1.4 million, and therefore, the payment did not materially change its financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At the date of adoption, the Company had accrued approximately $0.2 million of interest expense and penalties related to uncertain tax positions. During the years ended December 31, 2008 and 2007, the Company recognized approximately $0.5 million and $0.4 million, respectively, in interest and penalties. Furthermore, the Company had approximately $1.3 million and $1.5 million for the payment of interest and penalties accrued as of December 31, 2008 and 2007, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

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

Adoption of SFAS No. 123R - On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, following the modified prospective transition method using a Black-Scholes valuation model. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. In addition, the revised standard required recognition of compensation expense related to any awards that were not fully vested as of the effective date. The Company recognized compensation cost in its consolidated financial statements for all awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption. The adoption of SFAS No. 123(R) did not have a material impact on net income in 2006.

Recently Issued Accounting Pronouncements

SFAS No. 141(R) - In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. For calendar year companies like Windstream, SFAS No. 141(R) is effective for, and will be applied to, all future business combinations transacted on or after January 1, 2009. Upon adoption, SFAS No. 141(R) did not have a material impact on Windstream’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

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

FSP EITF 03-6-1 - In June 2008, relative to Emerging Issues Task Force Issue No. (“EITF”) 03-6-1, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1, concluded that unvested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. The adoption of this standard will not have a material impact on basic or diluted earnings per share.

FSP FAS 132(R)-1 - In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FAS 132(R)-1 requires employer’s to disclose:

•	the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented,
•

the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date, including the level within the fair value hierarchy in which the fair value measurements fall as defined by SFAS No. 157,

•	investment policies and strategies, including target allocation percentages, and
•	significant concentrations of risk in plan assets.

FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Upon implementation, Windstream will provide expanded disclosures in its December 31, 2009 Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions:

Disposition of Directory Publishing Business - On November 30, 2007, Windstream completed the split off of its directory publishing business (the “publishing business”) in a tax-free transaction with entities affiliated with WCAS, a private equity investment firm and Windstream shareholder.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

The cost of the acquisition has been allocated to the assets acquired and liabilities assumed as follows:

(Millions)	Total
Fair value of assets acquired:
Current assets	$30.8
Acquired assets held for sale	29.0
Property, plant and equipment	197.3
Goodwill	307.3
Franchise rights	90.0
Customer lists	53.0
Wireless licenses	7.0
Other assets	8.5

Total assets acquired	722.9

Fair value of liabilities assumed:
Current liabilities	$(42.5)
Deferred income taxes established on acquired assets	(77.8)
Long-term debt	(37.5)
Other liabilities	(18.3)

Total liabilities assumed	(176.1)

Acquisition of CTC, net of cash acquired	$546.8

Included in the valuation of current liabilities were $25.3 million in capitalized transaction and employee-related costs, which are included in the total cost of the acquisition of $609.6 million. Of these costs, $10.5 million and $14.8 million were paid in 2008 and 2007, respectively, and are included in net cash flows from operations in the accompanying statement of cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

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

The cost of the acquisition has been allocated to the assets acquired and liabilities assumed as follows:

(Millions)	Total
Fair value of assets acquired:
Current assets	$61.0
Property, plant and equipment	736.4
Goodwill	750.4
Franchise rights	600.0
Customer lists	210.0
Other assets	17.2

Total assets acquired	2,375.0

Fair value of liabilities assumed:
Current liabilities	$(111.1)
Deferred income taxes established on acquired assets	(262.7)
Long-term debt	(1,195.6)
Other liabilities	(58.7)

Total liabilities assumed	(1,628.1)

Common stock issued	(815.9)

Cash acquired from Valor	$69.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

In connection with the merger, the Company recorded $13.7 million of severance and severance-related costs and $4.1 million of contract termination costs, which are reflected in goodwill in the above allocation of the cost of the merger in accordance with EITF 95-3. Of these amounts, $4.9 million and $8.8 million in severance and severance-related costs were paid in 2007 and 2006, respectively, and $1.0 million, $1.3 million and $0.3 million of contract termination costs were paid in 2008, 2007 and 2006, respectively. The remaining costs, consisting of $1.5 million in contract termination costs, are included in other current liabilities in the consolidated balance sheet as of December 31, 2008, and will be paid over the remaining term of the contract with cash from operations.

The following unaudited pro forma condensed consolidated results of income of Windstream for 2006 assume that the spin off from Alltel and merger with Valor occurred as of January 1, 2006:

(Millions, except per share amounts)	2006
Revenues and sales	$3,299.7
Income before extraordinary item	$ 438.4
Net income	$ 538.1
Basic weighted average common shares outstanding	473.7
Diluted weighted average common shares outstanding	473.9
Earnings per share before extraordinary item:
Basic	$.93
Diluted	$.93

Earnings per share:
Basic	$1.14
Diluted	$1.14

The unaudited pro forma information presents the combined operating results of Alltel Holding Corp. and Valor, with the results prior to the acquisition date adjusted to include the pro forma impact of the following: the elimination of transactions between Alltel Holding Corp. and Valor; additional amortization of intangible assets resulting from the merger; the elimination of merger expenses; additional interest expense incurred on the notes issued pursuant to the spin off and merger; the impact of income taxes on these pro forma adjustments utilizing Windstream’s statutory tax rate of 39.35 percent for the year ended December 31, 2006; and the issuance of common shares to Valor shareholders.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(Millions)	Wireline	Product Distribution	Wireless	Totals
Balance at December 31, 2006	$1,964.7	$0.3	$-	$1,965.0
Acquisition of CTC (Note 3)	255.1	-	52.2	307.3
Adjustment to Valor deferred taxes	4.1	-	-	4.1
Assets of discontinued operations	-	-	(52.2)	(52.2)

Balance at December 31, 2007	2,223.9	0.3	-	2,224.2
Adjustments to Valor and CTC deferred taxes	(26.0)	-	-	(26.0)

Balance at December 31, 2008	$2,197.9	$0.3	$-	$2,198.2

As of January 1, 2008, the Company completed the annual impairment review of its goodwill according to the guidance in SFAS No. 142, and determined that no write-down in the carrying value of this asset was required.

On November 21, 2008, Windstream completed the sale of its wireless business. During the second quarter of 2008 the Company reclassified the associated assets as held for sale, including $52.2 million of goodwill and $13.4 million of other intangible assets. Commensurate with the classification of the wireless assets as held for sale, the Company performed an event driven impairment analysis and recognized a corresponding impairment loss through goodwill of $20.3 million to reduce the carrying value of the assets to the contemplated transaction price less cost to sell (see Note 16).

The carrying value of the indefinite-lived intangible assets other than goodwill was $955.0 million as of December 31, 2008 and 2007.

Upon completing the annual impairment reviews of its wireline franchise rights as of January 1, 2008, and 2007, the Company determined that no write-down in the carrying value of these assets was required.

As a result of the sale of the publishing business, Windstream agreed to forego future royalty payments from the directory publishing business on advertising revenues generated from its directories. As these royalties contributed to the carrying value of the wireline franchise rights, Windstream assessed the impact of forgoing these revenues on that carrying value as of November 30, 2007. The results of the impairment analysis indicated that the fair value of the indefinite-lived wireline franchise rights still exceeded their carrying value. Therefore, no write-down was required.

Intangible assets subject to amortization were as follows at December 31:

	2008
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor wireline customer list	$210.0	$(94.4)	$115.6
CTC wireline customer list	45.0	(11.7)	33.3
Other wireline customer list	67.6	(40.9)	26.7
Cable franchise rights	22.5	(20.9)	1.6

Balance at December 31, 2008	$345.1	$(167.9)	$177.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Other Intangible Assets, Continued:

	2007
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor wireline customer list	$210.0	$(59.1)	$150.9
CTC wireline customer list	45.0	(3.2)	41.8
Other wireline customer list	67.6	(34.3)	33.3
Cable franchise rights	22.5	(19.4)	3.1

Balance at December 31, 2007	$345.1	$(116.0)	$229.1

Intangible asset amortization methodology and useful lives are as follows:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Valor wireline customer list	accelerated sum-of-years digits	9 years
CTC wireline customer list	accelerated sum-of-years digits	9 years
Other wireline customer lists	straight-line	10 years
Cable franchise rights	straight-line	15 years

Amortization expense for intangible assets subject to amortization was $51.9 million in 2008, $51.3 million in 2007 and $27.3 million in 2006. Amortization expense for intangible assets subject to amortization is estimated to be $46.4 million in 2009, $39.3 million in 2010, $33.5 million in 2011, $27.9 million in 2012 and $15.5 million in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt:

Long-term debt was as follows at December 31:

(Millions)	2008	2007
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011 (a)	$283.3	$283.3
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013 (b)	1,379.0	1,393.0
Senior secured credit facility, Revolving line of credit – variable rates, due July 17, 2011 (c)	150.0	100.0
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016 (e)	1,746.0	1,746.0
2013 Notes – 8.125%, due August 1, 2013 (e)	800.0	800.0
2019 Notes – 7.000%, due March 15, 2019 (b) (e)	500.0	500.0
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. – 7.75%, due February 15, 2015 (d) (e)	400.0	400.0
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (d) (e)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	50.0	60.0
Teleview, LLC – 7.00%, due January 2, 2010 and May 2, 2010	0.3	0.6
Discount on long-term debt, net of premiums	(26.1)	(27.4)

	5,382.5	5,355.5
Less current maturities	(24.3)	(24.3)

Total long-term debt	$5,358.2	$5,331.2
Weighted average interest rate	7.7%	8.0%
Weighted maturity	6.3 years	7.4 years

(a)	Pursuant to the sale of its publishing business in November 2007, the Company retired $210.5 million of Tranche A senior secured debt under its credit facility in a debt-for-debt exchange (Note 3).

(b)	In February 2007, Windstream issued $500.0 million aggregate principal amount of senior notes due 2019, with an interest rate of 7.0 percent, and used the net proceeds of the offering to repay $500.0 million of amounts outstanding under the term loan portion of its senior secured credit facilities (“the refinancing transaction”). Additionally, Windstream received the consent of lenders to an amendment and restatement of its $2.9 billion senior secured credit facilities. Windstream amended and restated its senior secured credit facilities to, among other things, reduce the interest payable under Tranche B of the term loan portion of the facilities; modify the pre-payment provision; and modify certain covenants to permit the consummation of the split off of its directory publishing business.

(c)	During 2008, the Company incurred net borrowings of $50 million under the revolving line of credit in its senior secured credit facilities. The revolving line of credit’s variable interest rates are based on LIBOR plus 125 basis points and ranged from 1.73 percent to 6.10 percent, with a weighted average rate on amounts outstanding during 2008 of 4.09 percent, as compared to variable interest rates during 2007 which ranged from 5.92 percent to 6.76 percent with a weighted average rate on amounts outstanding of 6.34 percent.

(d)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facilities. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

(e)	Certain of the Company’s debentures and notes are callable by the Company at various premiums on early redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt, Continued:

Windstream has a five-year $500.0 million unsecured line of credit under a revolving credit agreement with an expiration date of July 17, 2011. Letters of credit are deducted in determining the total amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving credit agreement may not exceed $500.0 million. At December 31, 2008, the amount available for borrowing under the revolving credit agreement was $343.2 million.

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year (for 2009 this amount was $582.5 million, which included $132.5 million of unused capacity from 2008). The Company was in compliance with all covenants as of December 31, 2008.

Maturities and sinking fund requirements for the five years after 2008 for long-term debt outstanding as of December 31, 2008, were $24.3 million for 2009, $24.0 million for 2010, $453.8 million for 2011, $27.5 million for 2012 and $2,133.0 million for 2013.

Interest expense was as follows for the years ended December 31:

(Millions)	2008	2007	2006
Interest expense related to long-term debt (a)	$391.9	$443.6	$210.8
Impacts of interest rate swaps	26.3	4.3	1.1
Other interest expense	0.1	0.2	0.4
Less capitalized interest expense	(1.9)	(3.7)	(2.7)

Total interest expense	$416.4	$444.4	$209.6

(a)	In connection with the refinancing transaction, the Company recorded additional non-cash interest expense of $5.3 million during 2007, due to a write-off of the unamortized debt issuance costs associated with $500.0 million of the Tranche B loan that was repaid.

During the third quarter of 2006, the Company incurred $7.9 million in prepayment penalties upon the early retirement of a portion of its subsidiary debt. This debt was repaid using proceeds from a portion of the senior secured credit facilities issued pursuant to the spin off from Alltel. These debt prepayment penalties are included in loss on extinguishment of debt in the accompanying consolidated statement of income for the year ended December 31, 2006.

In order to mitigate the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four identical pay fixed, receive variable interest rate swap agreements whose notional value totaled $1,281.2 million at December 31, 2008. See Note 2 for more information related to the Company’s derivative instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair Value Measurements:

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis in accordance with the fair value measurement provisions of SFAS No. 157. Windstream utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs are used and the fair value balances are classified based on the observability of those inputs. The highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority is given to unobservable inputs (level 3 measurement). As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The fair values of the Company’s cash equivalents and interest rate swaps were determined using the following inputs at December 31, 2008:

			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents (a)	$296.6	$296.6	$296.6	$-	$-
Interest rate swaps (b)	$153.4	$153.4	$-	$153.4	$-

(a)	Included in cash and cash equivalents on the consolidated balance sheets.

(b)	Included in other current liabilities and other liabilities on the consolidated balance sheets.

The Company’s cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to the Company’s non-performance risk. Deducted from the December 31, 2008, interest rate swap fair value calculation was a $17.4 million adjustment in consideration of the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Tranche B senior secured credit facility as the swap agreements are secured by the same collateral. In addition, the Company routinely monitors and updates its evaluation of counterparty risk, and based on such evaluation has determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

The fair value and carrying value of the Company’s long-term debt was $4,637.0 million and $5,382.5 million, respectively, as of December 31, 2008. The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. When an active market is not available for certain bonds and bank notes, the fair market value was determined based on bid prices and broker quotes. In calculating the fair market value of the revolving line of credit and Windstream Holdings of the Midwest Inc. bonds, an appropriate market price for similar instruments in an active market were used considering credit quality, nonperformance risk and maturity of the instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair Value Measurements, Continued:

Prior to the implementation of SFAS No. 157, the fair values of the Company’s long-term debt and interest rate swaps were as follows at December 31, 2007:

(Millions)	Fair Value	Carrying Amount
Long-term debt, including current maturities	$5,444.6	$5,355.5
Interest rate swaps	$83.2	$83.2

The fair value of long-term debt was estimated based on the discounted cash flows of the outstanding long-term debt using the weighted maturities and interest rates currently available in the long-term financing markets. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates without consideration given to the Company’s non-performance risk.

7.	Supplemental Cash Flow Information:

Supplemental cash flow information was as follows for the years ended December 31:

(Millions)	2008	2007	2006
Interest paid	$412.5	$441.2	$77.1
Income taxes paid	$183.2	$206.5	$396.9

Of the interest and income taxes paid in 2006, $11.3 million and $265.1 million, respectively, was paid by Alltel, which Windstream funded through advances to Alltel as reflected in financing activities in the consolidated statements of cash flows.

Additionally, the Company declared and accrued cash dividends of $109.9 million, $113.6 million and $119.2 during the fourth quarters of 2008, 2007 and 2006, respectively, which were subsequently paid on January 14, 2009, January 15, 2008 and January 16, 2007, respectively.

Pursuant to the split off of the publishing business (see Note 3), Windstream and Holdings executed a non-cash debt-for-debt exchange whereby Windstream received securities from Holdings valued at $210.5 million. Windstream exchanged these Holdings debt securities for outstanding Windstream debt securities, which were then retired (see Note 5). In addition to receiving a special cash dividend and debt securities, Windstream received approximately 19.6 million outstanding shares of its common stock, which were valued at $253.5 million, in exchange for its contribution of the publishing business to Holdings. These shares were subsequently retired.

Pursuant to the spin off, Alltel transferred certain wireline assets and liabilities to Alltel Holding Corp. at their historical cost basis. During 2006, Alltel transferred to the Company $101.5 million in net plant assets, $191.6 million in pension assets, $24.2 million of post-retirement benefit obligations, and $62.8 million in related net deferred income tax assets, which were included in net property, plant and equipment, other assets, other liabilities and deferred income taxes, respectively, in the Company’s consolidated balance sheet at December 31, 2006. During the first quarter of 2007, $4.7 million of additional net plant assets, $1.2 million of related deferred tax liabilities, and $0.4 million of additional pension assets were identified by Alltel as being attributable to Alltel Holding Corp. The Company recorded this non-cash transfer from Alltel as an adjustment to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2008, Windstream amended certain of its postretirement medical and life insurance plans to replace post-65 Medicare supplement plans with a federally funded Medicare Advantage Private Fee for Service plan effective January 1, 2009. In addition, these amendments capped the maximum amount of medical subsidy provided by Windstream to retirees and replaced death benefits provided to certain surviving spouses of retirees with basic life insurance benefits effective January 1, 2009. In August 2008, Windstream filed a class action complaint for declaratory judgment in Nebraska federal court, defending this decision. See Note 13 “Commitments and Contingencies” for additional information.

These amendments were accounted for as plan amendments and reduced Windstream’s benefit obligation at September 1, 2008 by $67.3 million, with a corresponding decrease in accumulated other comprehensive loss, net of tax, resulting in a revised benefit obligation of $159.2 million. The reduction in the obligation will be amortized to postretirement benefits expense over the remaining life of retirees.

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

In conjunction with the acquisition of CTC on August 31, 2007, the Company assumed certain obligations related to a non-contributory qualified pension plan and postretirement benefit plan formerly sponsored by CTC. The CTC plans were merged into the Windstream pension and postretirement employee benefit plans effective December 31, 2007 and October 1, 2007, respectively. The CTC pension plan was fully funded, and as a result Windstream recognized additional net pension assets of $7.6 million as of December 31, 2007, which are included in other assets in the accompanying consolidated balance sheet. In conjunction with the CTC postretirement benefit plan, Windstream recognized additional postretirement benefit obligations totaling $6.5 million as of December 31, 2007, which are included in other liabilities in the accompanying consolidated balance sheet.

Expenses recorded by the Company related to the pension plan amounted to $9.2 million in 2006 for the period ended July 17th prior to the spin off. These expenses are included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

The following table reflects the components of pension expense for the years ended December 31, 2008 and 2007 and the period following spin off in 2006 (including provision for executive retirement agreements) and postretirement expense for the years ended December 31:

	Pension Benefits				Postretirement Benefits
(Millions)	2008	2007	2006	(a)	2008	2007	2006
Benefits earned during the year	$13.2	$16.3	$8.2		$0.3	$0.4	$0.2
Interest cost on benefit obligation	56.2	53.7	26.9		12.7	15.1	7.3
Amortization of transition obligation	-	-	-		0.5	0.8	0.4
Recognition of net actuarial loss	6.1	24.1	14.3		1.1	6.1	3.3
Amortization of prior service cost	(0.1)	(0.2)	-		0.2	1.9	0.9
(Gain) loss from plan curtailment	-	-	(1.7)		-	0.1	0.4
Expected return on plan assets	(76.3)	(79.0)	(36.6)		-	-	-

Net periodic benefit expense (income)	$(0.9)	$14.9	$11.1		$14.8	$24.4	$12.5

(a)	Amounts reflect pension expense for the period following the inception of the Windstream pension plan pursuant to the spin off from Alltel.

As a component of determining its annual pension cost, Windstream amortizes unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active employees, which was approximately 12 years for its pension plan during 2008.

As a component of determining its annual postretirement cost, the Company amortizes unrecognized actuarial gains and losses exceeding the 10.0 percent corridor over the lesser of 10 years or the average remaining service life of active employees, which was approximately 14 years for its postretirement benefit plan during 2008. Windstream does not amortize unrecognized actuarial gains and losses below the 10.0 percent corridor.

Actuarial assumptions used to calculate the pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2008	2007	2006	2008	2007	2006
Discount rate	6.36%	5.92%	6.33%	6.38%	5.90%	6.28%
Expected return on plan assets	8.00%	8.50%	8.50%	-	-	-
Rate of compensation increase	3.00%	3.50%	3.50%	-	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans (including executive retirement agreements) were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2008	2007	2008	2007
Fair value of plan assets at beginning of year	$1,001.8	$937.8	$-	$-
Transfers from qualified plans due to acquisition	-	50.0	-	-
Actual return on plan assets	(290.4)	79.8	-	-
Employer contributions (a)	0.7	6.6	13.4	13.2
Participant contributions	-	-	5.6	5.3
Benefits paid (a)	(58.1)	(72.4)	(19.9)	(19.3)
Medicare Part D reimbursement	-	-	0.9	0.8

Fair value of plan assets at end of year	$654.0	$1,001.8	$-	$-
Projected benefit obligation at beginning of year	$904.9	$901.7	$218.3	$262.4
Transfers from qualified plans due to acquisition	-	41.5	-	6.2
Interest cost on projected benefit obligations	56.2	53.7	12.7	15.1
Service costs	13.2	16.3	0.3	0.4
Participant contributions	-	-	5.6	5.3
Plan amendments	0.2	0.1	(52.1)	1.0
Plan curtailments	-	(0.1)	-	(0.1)
Actuarial (gain) loss	29.0	(35.9)	(8.8)	(53.5)
Benefits paid	(58.1)	(72.4)	(19.9)	(19.3)
Medicare Part D reimbursement	-	-	0.9	0.8

Projected benefit obligation at end of year	$945.4	$904.9	$157.0	$218.3
Plan assets in excess of (less than) projected benefit obligation recognized in the consolidated balance sheet:
Noncurrent assets	$-	$107.5	$-	$-
Current liabilities	(0.7)	-	(15.4)	(16.6)
Noncurrent liabilities	(290.7)	(10.6)	(141.6)	(201.7)

Funded status recognized in the consolidated balance sheets	$(291.4)	$96.9	$(157.0)	$(218.3)
Amounts recognized in accumulated other comprehensive income (loss):
Transition obligation	$-	$-	$-	$(4.0)
Net actuarial loss	(434.5)	(45.7)	(18.8)	(28.7)
Prior service credits (costs)	1.3	1.6	38.1	(10.7)

Net amount recognized in accumulated other comprehensive income (loss)	$(433.2)	$(44.1)	$19.3	$(43.4)

(a)	Employer contributions and benefits paid in the above table include amounts contributed directly to or paid directly from both the retirement plans and from Company assets.

The estimated net actuarial loss and prior service costs for the pension plan, including executive retirement agreements, that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense (income) in 2009 are $70.6 million and $(0.1) million, respectively. The estimated net actuarial loss for the postretirement benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense (income) in 2009 is $0.3 million. Amortization of the prior service costs from accumulated other comprehensive income (loss) into net periodic benefit cost for the postretirement benefit plan will be $(3.3) million in 2009.

The total accumulated benefit obligation for the pension plan was $911.0 million, $868.6 million and $855.0 million at December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Discount rate	6.18%	6.36%	6.11%	6.38%
Expected return on plan assets	8.00%	8.00%	-	-
Rate of compensation increase	3.44%	3.00%	-	-

In developing the expected long-term rate of return assumption, Windstream considered its historical rate of return of 9.45 percent since 1975 including periods in which it was sponsored by Alltel, as well as input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate of return on qualified pension plan assets includes a targeted asset allocation of 52.5 percent to equities, 37.5 percent to fixed income securities, and 10.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 8.0 percent. The asset allocation at December 31, 2008 and 2007 for the Company’s pension plan by asset category were as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2009	2008	2007
Equity securities	45.0% - 60.0%	47.8%	73.0%
Fixed income securities	31.0% - 44.0%	50.4%	23.6%
Alternative investments	0.0% - 17.0%	-	-
Money market and other short-term interest bearing securities	0.0% - 3.0%	1.8%	3.4%

		100.0%	100.0%

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

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2008	2007
Healthcare cost trend rate assumed for next year	8.50%	9.00%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2014	2014

For the year ended December 31, 2008, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $1.0 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.9 million. As of December 31, 2008, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $4.3 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $4.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset future postretirement benefit payments are as follows as of December 31, 2008:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2009	$0.7	$15.4
Expected benefit payments:
2009	$59.7	$16.3
2010	60.9	16.2
2011	62.6	16.0
2012	65.1	15.6
2013	67.2	15.2
2014 – 2018	364.5	66.3
Expected Medicare prescription drug subsidies:
2009		$0.9
2010		0.9
2011		1.0
2012		1.1
2013		1.0
2014 – 2018		5.9

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

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, beginning in 2006, a prescription drug benefit is provided under Medicare Part D, as well as a federal subsidy to plan sponsors of retiree healthcare plans that provide a prescription drug benefit to their participants that is at least actuarially equivalent to the benefit that will be available under Medicare. The amount of the federal subsidy is based on 28 percent of an individual beneficiary’s annual eligible prescription drug costs ranging between $250 and $5,000. The Company determined that a substantial portion of the prescription drug benefits provided under its postretirement benefit plan are deemed actuarially equivalent to the benefits provided under Medicare Part D.

The Company sponsors an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans and by the Internal Revenue Service. Effective January 2009, the Company decreased its matching contribution to employee savings accounts from a maximum of 6 percent to a maximum of 4 percent of employee pretax contributions for employees contributing at least 5 percent. The Company’s matching contribution will be calculated and made annually. During 2007 and 2008, the Company made matching contributions of 6 percent of employee pretax contributions. During 2006, the plan provided for an employer matching contribution of up to 4 percent of a participant’s pretax contributions to the plan. The Company recorded $13.2 million, $13.3 million and $8.8 million in 2008, 2007 and 2006, respectively, related to the employee savings plan, which was included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income.

On December 31, 2006, the Company terminated its profit sharing plan, a non-contributory defined contribution plan for eligible employees, except bargaining unit employees, and merged the plan assets into its employee savings plan. Prior to the spin off from Alltel, Windstream employees participated in the Alltel-sponsored plan and the amount of profit sharing contributions to the plan was determined by Alltel’s Board of Directors. Following the spin off and merger, the amount of profit sharing contributions to the plan were determined annually by Windstream’s Board of Directors. No profit sharing expense was incurred by Windstream during 2008 or 2007. Profit sharing expense included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income amounted to $5.5 million in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation Plans:

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of December 31, 2008, the balance available for grant was approximately 5.2 million shares. The cost of each restricted stock award is determined based on the fair market value of the shares on the date of grant, and is fully expensed over the vesting period.

During 2008, 2007 and 2006, the Windstream Board of Directors approved grants of restricted stock to officers, executives, and non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan and a one-time grant to a select group of executive management largely related to the replacement of equity forfeited in the Alltel spin off.

The vesting periods and weighted-average grant date fair value for shares issued was as follows for the years ended December 31:

	2008	2007	2006
(Thousands)	Common Shares	Common Shares	Common Shares
Vest ratably over a three-year service period	721.2	502.2	1,186.5	(a)
Vest contingently over a three-year performance period	534.1	329.9	600.3
Vest three years from date of grant, service based	6.0	-	1,324.3	(b)
Vest one year from date of grant, service based	43.6	38.7	45.2

Total granted	1,304.9	870.8	3,156.3
Weighted-average grant date fair value (Millions)	$14.3	$12.8	$39.2

(a)	Includes a one-time grant to any former Alltel employees who forfeited Alltel stock options upon the spin off.

(b)	Includes a one-time grant made to all salaried, non-bargaining, former Alltel employees.

For the performance based shares granted in 2008, the operating targets for the first vesting period were approved by the Board of Directors in February 2008. For performance based shares granted in 2007, the operating targets for the first and second vesting period were approved by the Board of Directors in February 2007 and February 2008, respectively. The targets for the first, second and third measurement periods for the performance based shares issued in 2006 were established by the compensation committee in August 2006, February 2007 and February 2008, respectively. Each of these operating targets was met by the end of their respective measurement periods.

The targets for the last measurement period for the shares granted in 2007 and for the second vesting period for the shares granted in 2008 was established in February 2009. While achievement of these performance targets remains uncertain, management has determined that it is probable that such targets will be met for fiscal year 2009.

The Company also assumed restricted stock awards that had been granted by Valor prior to the merger to employees that were retained by Windstream. Based on the closing stock price on July 17, 2006 of $11.50, these shares had an aggregate fair value of $2.1 million, and vested either as employees were terminated due to elimination of positions or by January 1, 2008 for employees who remained with the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation Plans, Continued:

Non-vested Windstream restricted stock activity for the year ended December 31, 2008 was as follows:

	(Thousands) Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2007	3,098.8	$13.09
Granted	1,304.9	10.99
Vested	(937.9)	13.07
Forfeited	(113.0)	12.57

Non-vested at December 31, 2008	3,352.8	$12.30

At December 31, 2008, unrecognized compensation expense totaled to $14.4 million and is expected to be recognized over the weighted average vesting period of 1.0 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statement of shareholders’ equity. The total fair value of shares vested during the twelve months ended December 31, 2008, 2007 and 2006 was $12.3 million, $7.8 million and $0.5 million, respectively. Stock-based compensation expense was $18.1 million, $15.9 million and $1.9 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

In periods prior to 2006, employees that were known to be wireline division employees (“the Company’s employees”) were granted stock options under Alltel’s stock-based compensation plans. Outstanding shares of stock options held by the Company’s employees as of the spin off totaled 1,370,300 shares. Pursuant to the spin off, all employees of the Company terminated their employment with Alltel, and therefore forfeited any unvested stock options. All vested stock options were required to be exercised within ninety days of termination pursuant to the plan provisions or forfeited. The total intrinsic value of stock options exercised during the twelve months ended December 31, 2006 was $13.9 million. Alltel received $127.8 million in cash from the exercise of stock options by employees of the Company during 2006.

Pursuant to the spin off, Alltel amended its restricted stock plan such that any shares of restricted stock held by employees of the Company became fully vested at that time. As a result, 68,200 shares of Alltel restricted stock held by the Company’s employees vested on July 17, 2006. This resulted in the recognition by Windstream of the associated remaining unrecognized compensation expense of $1.6 million during the third quarter of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Merger, Integration and Restructuring Charges:

A summary of the merger, integration and restructuring charges recorded in 2008 was as follows:

(Millions)	Wireline	Product Distribution	Total
Merger and integration costs
Transaction costs associated with acquisition of CTC	$0.1	$-	$0.1
Computer system and conversion costs	6.1	-	6.1

Total merger and integration costs	6.2	-	6.2
Restructuring charges	8.3	0.2	8.5

Total merger, integration and restructuring charges	$14.5	$0.2	$14.7

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

Transaction costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of Valor and CTC and the disposition of the publishing business. Other merger and integration costs include signage and other costs to rebrand the Company’s offices and vehicles, as well as computer system and conversion costs. These costs are considered indirect or general and are expensed when incurred in accordance with SFAS No. 141 “Business Combinations”.

During 2008, the Company recorded transaction costs of $6.2 million to complete the acquisition of CTC. During the second quarter of 2008, the Company determined not to use certain software acquired in the CTC acquisition; therefore, we recognized a $5.4 million non-cash charge to abandon this asset, of which $0.8 million was related to the wireless business. Additionally in 2008, the Company incurred $8.5 million in restructuring costs from an announced workforce reduction in the fourth quarter of 2008 to realign certain information technology, network operations and business sales functions. Of these charges, $3.7 million was paid in cash during the year. The remaining liability of $6.4 million will be funded through operating cash flows and paid during 2009.

A summary of the merger, integration and restructuring charges recorded in 2007 was as follows:

(Millions)	Wireline	Product Distribution	Other	Total
Merger and integration costs
Transaction costs associated with acquisition of CTC	$0.7	$-	$-	$0.7
Transaction costs associated with split off of directory publishing	-	-	3.7	3.7
Signage and other rebranding costs	1.3	-	-	1.3
Computer system and conversion costs	2.5	-	-	2.5

Total merger and integration costs (a)	4.5	-	3.7	8.2
Restructuring charges	4.5	0.1	-	4.6

Total merger, integration and restructuring charges	$9.0	$0.1	$3.7	$12.8

(a)	Merger and integration costs for 2007 have been revised to reflect that $1.1 million in costs associated with the wireless business are now presented as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Merger, Integration and Restructuring Charges, Continued:

During 2007, the Company incurred transaction costs of $4.5 million to complete the acquisition of CTC, and incurred $3.7 million in transaction costs to complete the split off of its directory publishing business (see Note 3). Additionally in 2007, the Company incurred $4.6 million in restructuring costs from a workforce reduction plan and the announced realignment of its business operations and customer service functions intended to improve overall support to its customers. Of these charges, $12.2 million was paid in cash during the year. The remaining liability was funded through operating cash flows and paid during 2008.

A summary of the merger, integration and restructuring charges recorded in 2006 was as follows:

(Millions)	Wireline	Product Distribution	Other	Total
Merger and integration costs
Transaction costs associated with split off and merger with Valor	$27.6	$-	$-	$27.6
Transaction costs associated with split off of directory publishing	-	-	11.2	11.2

Total merger and integration costs	27.6	-	11.2	38.8
Restructuring charges	10.5	0.1	-	10.6

Total merger, integration and restructuring charges	$38.1	$0.1	$11.2	$49.4

During 2006, the Company incurred costs of $38.8 million related to strategic transactions, of which $26.6 million was paid in cash during 2006. The remaining liability was funded through operating cash flows and paid during 2007.

In the fourth quarter of 2006, the Company announced a realignment of its operational functions to better serve customers and operate more efficiently. In connection with these activities, the Company recorded a restructuring charge of $10.6 million, which resulted in the elimination of approximately 180 net employee positions during the first half of 2007. The related payments were made to affected employees during the first half of 2007 and funded through operating cash flows as positions were eliminated.

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges at December 31:

(Millions)	2008	2007
Balance beginning of period	$14.7	$28.9
Merger, integration and restructuring charges net of non-cash charges	10.1	13.9
Merger and integration costs included in goodwill	-	25.3
Cash outlays during the period	(16.5)	(53.4)

Balance end of period	$8.3	$14.7

As of December 31, 2008, the remaining liability of $8.3 million for accrued merger, integration and restructuring charges consisted of $1.9 million of Valor lease termination costs and $6.4 million of severance and employee-related benefit costs. The severance and related employee costs will be paid as the remaining employees are terminated in the first quarter of 2009. Valor lease payments will be made over the remaining term of the lease. Each of these payments will be funded through operating cash flows.

Merger, integration and restructuring charges decreased net income $9.0 million, $8.8 million and $36.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, giving consideration to tax benefits on deductible items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Comprehensive Income (Loss):

Comprehensive income (loss) was as follows for the years ended December 31:

(Millions)	2008	2007	2006
Net income	$412.7	$917.1	$545.3

Other comprehensive income (loss):
Defined benefit pension plans:
Prior service cost arising during the period	(0.2)	(0.1)	-
Net actuarial gain (loss) arising during the period	(394.9)	36.0	-
Less amounts included in net periodic benefit cost:
Amortization of prior service credit	(0.1)	(0.2)	-
Recognition of net actuarial loss	6.1	24.1	-
Income tax benefit (expense)	148.0	(23.5)	-

Change in pension plan	(241.1)	36.3	-

Postretirement plan:
Transition asset arising during the period	3.5	-	-
Prior service credit (cost) arising during the period	48.6	(1.0)	-
Net actuarial gain arising during the period	8.8	53.6	-
Less amounts included in net periodic benefit cost:
Amortization of transition obligation	0.5	0.8	-
Amortization of prior service cost	0.2	1.9	-
Recognition of net actuarial loss	1.1	6.1	-
Income tax expense	(16.1)	(24.3)	-

Change in postretirement plan	46.6	37.1	-

Change in employee benefit plans	(194.5)	73.4	-

Unrealized holding loss on interest rate swaps	(63.8)	(40.8)	(39.0)
Income tax benefit	24.7	15.2	15.4

Unrealized holding losses on interest rate swaps	(39.1)	(25.6)	(23.6)

Foreign currency translation adjustment	-	-	(0.5)

Comprehensive income	$179.1	$964.9	$521.2

Accumulated other comprehensive loss balances, net of tax, were as follows for the years ended December 31:

(Millions)	2008	2007	2006
Pension and postretirement plans	$(248.3)	$(53.8)	$(127.2)
Unrealized holding losses on interest rate swaps	(88.3)	(49.2)	(23.6)

Accumulated other comprehensive loss	$(336.6)	$(103.0)	$(150.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes:

Income tax expense was as follows for the years ended December 31:

(Millions)	2008	2007	2006
Current:
Federal	$136.8	$198.1	$172.7
State and other	30.4	23.7	10.4

	167.2	221.8	183.1

Deferred:
Federal	98.9	46.7	63.0
State and other	17.1	(17.0)	30.2

	116.0	29.7	93.2

Income tax expense	$283.2	$251.5	$276.3

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

The Company completed internal reorganizations of its legal entity structure in both 2008 and 2007. The 2008 reorganization was the primary driver of the increase in income tax expense through deferred income taxes. The 2007 reorganization was the primary driver of the decrease in income tax expense through deferred income taxes in 2007, along with a reduction in the Kentucky state income tax.

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

(Millions)	2008	2007	2006
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	2.3	1.5	3.7
Adjustment of deferred taxes for legal entity restructuring	2.0	(1.1)	-
Reversal in income tax contingency reserves	-	-	(0.5)
Nontaxable gain on sale of publishing business	-	(13.5)	-
Costs associated with spin off of Company	-	-	0.7
Other items, net	0.1	(0.3)	(0.6)

Effective income tax rates	39.4%	21.6%	38.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes, Continued:

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2008	2007 (a)
Property, plant and equipment	$773.3	$705.7
Goodwill and other intangible assets	652.0	606.8
Operating loss carryforward	(114.0)	(100.7)
Postretirement and other employee benefits	(154.9)	(32.5)
Unrealized holding loss and interest swaps	(54.8)	(30.4)
Deferred compensation	(11.6)	(11.5)
Deferred debt costs	(9.2)	(9.9)
Other, net	(43.6)	(37.4)

	$1,037.2	$1,090.1

Valuation allowance	2.6	11.3
Deferred income taxes, net	$1,039.8	$1,101.4
Deferred tax assets	$436.9	$285.9
Deferred tax liabilities	1,476.7	1,387.3

Deferred income taxes, net	$1,039.8	$1,101.4

(a)	On November 21, 2008, Windstream completed the sale of its wireless business. In conjunction with the sale, the Company classified corresponding assets and liabilities as held for sale, including deferred taxes (see Note 16).

At December 31, 2008 and 2007, the Company had federal net operating loss carryforwards of approximately $214.3 million and $248.1 million, respectively, which expire in varying amounts through 2025. These loss carryforwards were acquired in conjunction with the Company’s merger with Valor. The decrease in 2008 represents the amount utilized for the year. At December 31, 2008 and 2007, the Company had state net operating loss carryforwards of approximately $693.7 million and $347.0 million, respectively, which expire annually in varying amounts through 2027. These loss carryforwards were initially acquired in conjunction with the Company’s mergers with Valor and CTC. The 2008 increase is primarily driven by loss carryforwards generated from the legal entity restructuring implemented in 2007. The Company is limited in its ability to use these federal and state loss carryforwards on an annual basis due to the ownership change caused by the merger with Valor and expected future taxable income. As a result, a portion of these loss carryforwards will not be utilized before they expire. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2008 and 2007, the Company recorded a valuation allowance of $2.6 million and $11.3 million, respectively, related to federal and state loss carryforwards, which are expected to expire and not be utilized. The decrease in 2008 is due to a purchase accounting adjustment for a revision in the limitation associated with the federal net operating loss carryforward acquired from the merger with Valor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Commitments and Contingencies:

Lease Commitments – Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for network facilities, real estate, office space, and office equipment were as follows as of December 31, 2008:

Year	(Millions)
2009	$24.3
2010	21.0
2011	13.2
2012	5.4
2013	0.9
Thereafter	0.1

Total	$64.9

Rental expense totaled $25.3 million in 2008, $19.0 million in 2007 and $18.7 million in 2006.

Litigation – During the third quarter of 2007, the staff of a state PUC notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On October 18, 2007, the PUC Staff issued a Notice of Violation and recommended that the Company be assessed a penalty in the amount of $5.2 million (which was later revised to $8.2 million) in addition to the initial refund request for failure to refund the requested amount. The case was docketed and a hearing was conducted in September 2008. The Company’s position was that its universal service receipts in question were in compliance with all applicable regulatory requirements, that it was not over-compensated and that there should be no refund or penalty. On December 11, 2008, the Administrative Law Judge (“ALJ”) recommended that the Company reimburse $8.0 million (including interest) to the fund to account for the alleged overpayments, but that no administrative penalties should be imposed. The recommendation of the ALJ was approved by the commission on January 29, 2009. A liability of $8.0 million is included in other current liabilities of the accompanying consolidated balance sheet related to this issue, which we expect to pay in the first quarter of 2009.

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

Other operations consisted of the Company’s directory publishing and telecommunications information services businesses. Prior to classifying the wireless business as discontinued operations (see Note 16), the wireless business was also presented as other operations. On November 30, 2007, Windstream completed the split off of its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Business Segments, Continued:

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

	For the year ended December 31, 2008
(Millions)	Wireline	Product Distribution	Other Operations	Totals Segments
Revenues and sales from unaffiliated customers	$3,058.8	$112.7	$-	$3,171.5
Affiliated revenues and sales	52.1	202.6	-	254.7

Total revenues and sales	3,110.9	315.3	-	3,426.2

Operating expenses	1,470.3	316.2	-	1,786.5
Depreciation and amortization	492.2	0.4	-	492.6
Restructuring charges	8.3	0.2	-	8.5

Total costs and expenses	1,970.8	316.8	-	2,287.6

Segment income	$1,140.1	$(1.5)	$-	$1,138.6
Assets	$7,972.0	$37.3	$-	$8,009.3
Capital expenditures	$317.4	$0.1	$-	$317.5

	For the year ended December 31, 2007
(Millions)	Wireline	Product Distribution	Other Operations (a)	Totals Segments
Revenues and sales from unaffiliated customers	$3,016.6	$118.0	$111.3	$3,245.9
Affiliated revenues and sales	95.9	221.9	11.7	329.5

Total revenues and sales	3,112.5	339.9	123.0	3,575.4

Operating expenses	1,448.6	340.4	117.7	1,906.7
Depreciation and amortization	505.2	0.8	-	506.0
Restructuring charges	4.5	0.1	-	4.6

Total costs and expenses	1,958.3	341.3	117.7	2,417.3

Segment income	$1,154.2	$(1.4)	$5.3	$1,158.1
Assets	$8,119.8	$35.7	$85.7	$8,241.2
Capital expenditures	$365.4	$0.1	$0.2	$365.7

(a)	Other operations segment assets include $85.7 million in non-current assets of discontinued operations at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Business Segments, Continued:

	For the year ended December 31, 2006
(Millions)	Wireline	Product Distribution	Other Operations	Totals Segments
Revenues and sales from unaffiliated customers	$2,635.3	$141.0	$150.8	$2,927.1
Affiliated revenues and sales	123.3	193.9	11.5	328.7

Total revenues and sales	2,758.6	334.9	162.3	3,255.8

Operating expenses	1,381.8	328.7	147.5	1,858.0
Depreciation and amortization	446.0	1.4	2.2	449.6
Restructuring charges	10.5	0.1	-	10.6

Total costs and expenses	1,838.3	330.2	149.7	2,318.2

Segment income	$920.3	$4.7	$12.6	$937.6
Assets	$7,897.1	$53.8	$79.8	$8,030.7
Capital expenditures	$373.6	$0.2	$-	$373.8

A reconciliation of the total business segments to the applicable amounts in the Company’s consolidated financial statements was as follows for the years ended December 31:

(Millions)	2008	2007	2006
Revenues and sales:
Total business segments	$3,426.2	$3,575.4	$3,255.8
Less affiliated eliminations (1)	(254.7)	(329.5)	(222.5)

Total revenues and sales	3,171.5	3,245.9	3,033.3
Income before income taxes:
Total business segment income	1,138.6	1,158.1	937.6
Merger and integration costs	(6.2)	(8.2)	(38.8)
Other income, net	2.1	11.1	8.7
Gain on sale of publishing business	-	451.3	-
Loss on extinguishment of debt	-	-	(7.9)
Intercompany interest income	-	-	31.9
Interest expense	(416.4)	(444.4)	(209.6)

Total income from continuing operations before income taxes	$718.1	$1,167.9	$721.9

Notes:
(1)	See “Transactions with Certain Affiliates” in Note 2 for a discussion of affiliated revenues and sales not eliminated in preparing the consolidated financial statements for periods prior to the third quarter of 2006.

Supplemental information pertaining to the other operations segment was as follows as of and for the years ended December 31:

(Millions)	2008	2007	2006
Revenues and sales from external customers
Directory publishing	$-	$111.3	$142.0
Telecommunications information services	-	-	8.8

Total	$-	$111.3	$150.8
Affiliated revenues and sales:
Directory publishing	-	11.7	11.5
Telecommunications information services	-	-	-

Total	$-	$11.7	$11.5
Total revenues and sales:
Directory publishing	$-	$123.0	$153.5
Telecommunications information services	-	-	8.8

Total	$-	$123.0	$162.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following information presents condensed consolidated and combined statements of income for the years ended December 31, 2008, 2007 and 2006, condensed consolidated balance sheets as of December 31, 2008 and 2007, and condensed consolidated and combined statements of cash flows for the years ended December 31, 2008, 2007 and 2006 of the parent company, the Guarantors, and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$-	$759.3	$2,234.5	$(5.0)	$2,988.8
Product sales	-	276.7	58.6	(152.6)	182.7

Total revenues and sales	-	1,036.0	2,293.1	(157.6)	3,171.5
Costs and expenses:
Cost of services	-	229.5	754.2	(5.0)	978.7
Cost of products sold	-	260.8	57.3	(152.6)	165.5
Selling, general, administrative and other	-	107.0	280.5	-	387.5
Depreciation and amortization	-	169.9	322.8	-	492.7
Merger, integration and restructuring	-	1.9	12.8	-	14.7

Total costs and expenses	-	769.1	1,427.6	(157.6)	2,039.1
Operating income	-	266.9	865.5	-	1,132.4

Earnings (losses) from consolidated subsidiaries	701.3	69.4	(0.1)	(770.6)	-
Other income (expense), net	(4.1)	8.0	(1.8)	-	2.1
Intercompany interest income (expense)	(42.4)	(13.7)	56.1	-	-
Interest expense	(407.4)	(6.4)	(2.6)	-	(416.4)

Income from continuing operations before income taxes	247.4	324.2	917.1	(770.6)	718.1
Income taxes (benefit)	(165.3)	102.0	346.5	-	283.2

Income from continuing operations	412.7	222.2	570.6	(770.6)	434.9
Discontinued operations	-	-	(22.2)	-	(22.2)

Net income	$412.7	$222.2	$548.4	$(770.6)	$412.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$-	$765.0	$2,236.0	$(58.5)	$2,942.5
Product sales	-	426.9	53.7	(177.2)	303.4

Total revenues and sales	-	1,191.9	2,289.7	(235.7)	3,245.9
Costs and expenses:
Cost of services	-	228.1	762.1	(5.6)	984.6
Cost of products sold	-	367.2	41.6	(230.1)	178.7
Selling, general, administrative and other	-	122.3	291.6	-	413.9
Depreciation and amortization	-	169.6	336.4	-	506.0
Merger, integration and restructuring	-	5.0	7.8	-	12.8

Total costs and expenses	-	892.2	1,439.5	(235.7)	2,096.0
Operating income	-	299.7	850.2	-	1,149.9
Earnings from consolidated subsidiaries	1,218.4	110.8	1.0	(1,330.2)	-
Other income (expense), net	9.9	(0.2)	1.4	-	11.1
Gain on sale of publishing business	-	86.3	365.0	-	451.3
Intercompany interest income (expense)	(56.1)	(34.5)	90.6	-	-
Interest expense	(436.5)	(6.0)	(1.9)	-	(444.4)

Income from continuing operations before income taxes	735.7	456.1	1,306.3	(1,330.2)	1,167.9
Income taxes (benefit)	(181.4)	87.4	345.5	-	251.5

Income from continuing operations	917.1	368.7	960.8	(1,330.2)	916.4
Discontinued operations	-	-	0.7	-	0.7

Net income	$917.1	$368.7	$961.5	$(1,330.2)	$917.1

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2006
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$-	$521.3	$2,157.3	$(45.0)	$2,633.6
Product sales	-	478.9	40.4	(119.6)	399.7

Total revenues and sales	-	1,000.2	2,197.7	(164.6)	3,033.3
Costs and expenses:
Cost of services	-	158.1	708.2	(3.8)	862.5
Cost of products sold	-	410.3	29.5	(162.1)	277.7
Selling, general, administrative and other	0.5	102.4	261.5	1.3	365.7
Depreciation and amortization	-	116.6	333.0	-	449.6
Royalty expense to Alltel	-	18.3	111.3	-	129.6
Merger, integration and restructuring	-	27.9	21.5	-	49.4

Total costs and expenses	0.5	833.6	1,465.0	(164.6)	2,134.5
Operating income	(0.5)	166.6	732.7	-	898.8
Earnings (losses) from consolidated subsidiaries	588.8	9.3	(6.4)	(591.7)	-
Other income (expense), net	7.5	0.8	0.4	-	8.7
Loss on extinguishment of debt	-	(3.0)	(4.9)	-	(7.9)
Intercompany interest income (expense)	(44.2)	10.1	66.0	-	31.9
Interest expense	(196.0)	(7.3)	(6.3)	-	(209.6)

Income from continuing operations before income taxes	355.6	176.5	781.5	(591.7)	721.9
Income taxes (benefit)	(90.0)	59.2	307.1	-	276.3

Income before extraordinary item	445.6	117.3	474.4	(591.7)	445.6
Extraordinary item, net of income taxes	99.7	28.3	71.4	(99.7)	99.7

Net income	$545.3	$145.6	$545.8	$(691.4)	$545.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet As of December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$282.8	$1.0	$12.8	$-	$296.6
Accounts receivable (less allowance for doubtful accounts of $16.3)	0.3	105.5	210.8	-	316.6
Inventories	-	21.3	9.5	-	30.8
Deferred income taxes	22.4	-	8.4	-	30.8
Prepaid expenses and other	2.3	4.2	27.4	-	33.9

Total current assets	307.8	132.0	268.9	-	708.7
Investments in consolidated subsidiaries	7,637.4	460.5	(1.4)	(8,096.5)	-
Goodwill and other intangibles	0.1	1,826.2	1,504.1	-	3,330.4
Net property, plant and equipment	7.6	1,103.6	2,785.9	-	3,897.1
Other assets	31.4	11.4	30.3	-	73.1
Non-current assets of discontinued operations	-	-	-	-	-
Total Assets	$7,984.3	$3,533.7	$4,587.8	$(8,096.5)	$8,009.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$-	$24.3
Current portion of interest rate swaps	40.5	-	-	-	40.5
Accounts payable	10.2	83.0	40.8	-	134.0
Affiliates payable, net	2,155.1	287.3	(2,442.4)	-	-
Advance payments and customer deposits	-	8.7	85.3	-	94.0
Accrued dividends	109.9	-	-	-	109.9
Accrued taxes	(30.7)	23.3	55.4	-	48.0
Accrued interest	135.8	1.7	0.9	-	138.4
Other current liabilities	15.7	13.2	47.3	-	76.2

Total current liabilities	2,450.5	417.5	(2,202.7)	-	665.3
Long-term debt	5,218.8	99.6	39.8	-	5,358.2
Deferred income taxes	(92.7)	519.5	643.8	-	1,070.6
Other liabilities	155.4	15.5	492.0	-	662.9
Total liabilities	7,732.0	1,052.1	(1,027.1)	-	7,757.0
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	-	-	45.8	(45.8)	-
Additional paid-in capital	101.5	1,764.5	2,619.0	(4,383.5)	101.5
Accumulated other comprehensive loss	(336.6)	-	(248.2)	248.2	(336.6)
Retained earnings	487.4	717.1	3,198.3	(3,915.4)	487.4

Total shareholders’ equity	252.3	2,481.6	5,614.9	(8,096.5)	252.3
Total Liabilities and Shareholders’ Equity	$7,984.3	$3,533.7	$4,587.8	$(8,096.5)	$8,009.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet As of December 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$47.2	$1.2	$23.6	$-	$72.0
Accounts receivable (less allowance for doubtful accounts of $13.1)	0.2	94.5	226.0	-	320.7
Inventories	-	17.6	12.0	-	29.6
Deferred income taxes	23.7	-	8.3	-	32.0
Prepaid expenses and other	3.9	7.1	29.3	-	40.3
Assets held for sale	-	26.6	7.2	-	33.8

Total current assets	75.0	147.0	306.4	-	528.4
Investments in consolidated subsidiaries	7,436.6	482.5	34.9	(7,954.0)	-
Goodwill and other intangibles	0.1	1,891.7	1,516.5	-	3,408.3
Net property, plant and equipment	7.6	1,151.3	2,871.4	-	4,030.3
Other assets	36.2	9.1	150.4	-	195.7
Non-current assets of discontinued operations	-	-	78.5	-	78.5
Total Assets	$7,555.5	$3,681.6	$4,958.1	$(7,954.0)	$8,241.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$-	$24.3
Current portion of interest rate swaps	16.2	-	-	-	16.2
Accounts payable	13.0	34.2	110.9	-	158.1
Affiliates payable, net	1,339.6	588.0	(1,927.6)	-	-
Advance payments and customer deposits	-	17.2	73.9	-	91.1
Accrued dividends	113.6	-	-	-	113.6
Accrued taxes	(33.8)	7.9	79.1	-	53.2
Accrued interest	136.6	1.7	1.3	-	139.6
Other current liabilities	14.5	11.3	49.3	-	75.1
Liabilities of discontinued operations	-	-	7.1	-	7.1

Total current liabilities	1,613.7	660.6	(1,596.0)	-	678.3
Long-term debt	5,181.6	99.9	49.7	-	5,331.2
Deferred income taxes	(42.8)	486.7	689.5	-	1,133.4
Other liabilities	103.2	15.5	279.8	-	398.5
Total liabilities	6,855.7	1,262.7	(577.0)	-	7,541.4
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	-	-	60.6	(60.6)	-
Additional paid-in capital	286.8	1,777.1	2,646.3	(4,423.4)	286.8
Accumulated other comprehensive loss	(103.0)	-	(53.7)	53.7	(103.0)
Retained earnings	516.0	641.8	2,881.9	(3,523.7)	516.0

Total shareholders’ equity	699.8	2,418.9	5,535.1	(7,954.0)	699.8

Total Liabilities and Shareholders’ Equity	$7,555.5	$3,681.6	$4,958.1	$(7,954.0)	$8,241.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$412.7	$222.2	$548.4	$(770.6)	$412.7
Adjustments to reconcile net income to net cash
provided from operations:
Loss on sale of wireless business	-	-	21.3	-	21.3
Depreciation and amortization	-	169.5	325.0	-	494.5
Provision for doubtful accounts	-	6.9	31.8	-	38.7
Stock-based compensation expense	8.2	0.3	9.6	-	18.1
Pension and postretirement benefits expense	0.1	1.4	12.4	-	13.9
Equity in (earnings) losses from subsidiaries	(701.3)	(69.4)	0.1	770.6	-
Deferred taxes	(24.0)	47.9	86.1	-	110.0
Other, net	12.3	(1.2)	7.0	-	18.1
Changes in operating assets and liabilities, net	761.9	(263.9)	(544.9)	-	(46.9)

Net cash provided from operations	469.9	113.7	496.8	-	1,080.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(79.3)	(238.2)	-	(317.5)
Disposition of wireless business	56.7	-	-	-	56.7
Disposition of acquired assets held for sale	-	17.8	-	-	17.8
Other, net	-	3.4	6.5	-	9.9

Net cash from (used in) investing activities	56.7	(58.1)	(231.7)	-	(233.1)
Cash Flows from Financing Activities:
Dividends paid on common shares	(445.2)	-	-	-	(445.2)
Dividends received from (paid to) subsidiaries	320.3	(53.7)	(266.6)	-	-
Stock repurchase	(200.3)	-	-	-	(200.3)
Repayment of debt	(344.0)	(0.3)	(10.0)	-	(354.3)
Debt issued, net of issuance costs	380.0	-	-	-	380.0
Other, net	(1.8)	(1.8)	0.7	-	(2.9)

Net cash used in financing activities	(291.0)	(55.8)	(275.9)	-	(622.7)

Increase (decrease) in cash and cash equivalents	235.6	(0.2)	(10.8)	-	224.6

Cash and Cash Equivalents:
Beginning of period	47.2	1.2	23.6	-	72.0

End of period	$282.8	$1.0	$12.8	$-	$296.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$917.1	$368.7	$961.5	$(1,330.2)	$917.1
Adjustments to reconcile net income to net cash provided from operations:
Gain on sale of publishing business	-	(86.3)	(365.0)		(451.3)
Depreciation and amortization	-	169.6	337.9	-	507.5
Provision for doubtful accounts	-	6.5	22.0	-	28.5
Equity in earnings from subsidiaries	(1,218.4)	(110.8)	(1.0)	1,330.2	-
Stock-based compensation expense	0.4	1.3	14.2	-	15.9
Pension and postretirement benefits expense	0.2	7.0	32.1	-	39.3
Deferred taxes	(20.7)	30.9	2.8	-	13.0
Other, net	14.7	0.1	0.8	-	15.6
Changes in operating assets and liabilities, net	661.4	(255.4)	(457.9)	-	(51.9)

Net cash provided from operations	354.7	131.6	547.4	-	1,033.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(84.0)	(281.7)	-	(365.7)
Acquisition of CT Communications, net of cash acquired	(546.8)	-	-		(546.8)
Disposition of directory publishing business	40.0	-	-		40.0
Other, net	(0.1)	8.5	(3.0)	-	5.4

Net cash used in investing activities	(506.9)	(75.5)	(284.7)	-	(867.1)
Cash Flows from Financing Activities:
Dividends paid on common shares	(476.8)	-	-	-	(476.8)
Dividends received from (paid to) subsidiaries	307.4	(55.3)	(252.1)	-	-
Stock repurchase	(40.1)	-	-	-	(40.1)
Repayment of debt	(801.0)	-	(10.0)	-	(811.0)
Debt issued, net of issuance costs	849.1	(0.2)	-	-	848.9
Other, net	(1.6)	-	(0.8)	-	(2.4)

Net cash used in financing activities	(163.0)	(55.5)	(262.9)	-	(481.4)
Increase (decrease) in cash and cash equivalents	(315.2)	0.6	(0.2)	-	(314.8)

Cash and Cash Equivalents:
Beginning of period	362.4	0.6	23.8	-	386.8

End of period	$47.2	$1.2	$23.6	$-	$72.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2006
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$545.3	$145.6	$545.8	$(691.4)	$545.3
Adjustments to reconcile net income to net cash provided from operations:
Extraordinary item, net of income taxes	-	(36.3)	(63.4)		(99.7)
Depreciation and amortization	-	116.6	333.0	-	449.6
Provision for doubtful accounts	-	8.5	9.9	-	18.4
Equity in (earnings) losses from subsidiaries	(688.5)	(9.4)	6.5	691.4	-
Stock-based compensation expense	-	0.3	1.6	-	1.9
Pension and postretirement benefits expense	-	4.4	28.4	-	32.8
Deferred taxes	14.5	5.5	10.2	-	30.2
Other, net	1.5	0.6	4.7	-	6.8
Changes in operating assets and liabilities, net	(837.4)	809.9	187.9	-	160.4

Net cash provided from operations	(964.6)	1,045.7	1,064.6	-	1,145.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(32.0)	(341.8)	-	(373.8)
Cash acquired from Valor	69.0	-	-		69.0
Other, net	0.4	(23.0)	28.4	-	5.8

Net cash from (used in) investing activities	69.4	(55.0)	(313.4)	-	(299.0)
Cash Flows from Financing Activities:
Dividends paid on common shares	(97.3)	(4.9)	-	-	(102.2)
Dividends paid to Alltel prior to spin off	(2,275.1)	-	-	-	(2,275.1)
Dividends paid to Alltel pursuant to spin off	-	-	(99.0)	-	(99.0)
Dividends received from (paid to) subsidiaries	443.3	(150.2)	(293.1)	-	-
Repayment of debt	-	(795.6)	(75.8)	-	(871.4)
Debt issued, net of issuance costs	3,156.1	-	-	-	3,156.1
Changes in advances to Alltel prior to spin off	-	(46.5)	(264.3)	-	(310.8)
Other, net	30.6	-	-	-	30.6

Net cash from (used in) financing activities	1,257.6	(997.2)	(732.2)	-	(471.8)
Increase (decrease) in cash and cash equivalents	362.4	(6.5)	19.0	-	374.9
Cash and Cash Equivalents:
Beginning of period	-	7.1	4.8	-	11.9

End of period	$362.4	$0.6	$23.8	$-	$386.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Discontinued Operations:

On November 21, 2008, Windstream completed the sale of its wireless business, which served customers in and around Concord, North Carolina, to AT&T Mobility II, LLC for approximately $56.7 million. The completion of this transaction allowed management to divest of a non-core asset. As a result of completing this transaction, we will have no significant continuing involvement in the operations or cash flows of the wireless business.

The operating results of the wireless business have been separately presented as discontinued operations in the accompanying consolidated statements of income. Certain shared costs previously allocated to the wireless business totaling $2.3 million for the twelve months ended December 31, 2008, have been reallocated to the wireline segment.

The following table summarizes the results of the wireless business for the years ended December 31:

(Millions)	2008	2007
Revenues and sales	$42.0	$14.9

Operating income from discontinued operations	$9.7	$1.2
Loss on sale of wireless business	(21.3)	-
Income tax expense	(10.6)	(0.5)

Net income (loss) from discontinued operations	$(22.2)	$0.7

The pre-tax loss of $21.3 million was comprised of $1.0 million in transaction related fees and a $20.3 million reduction in goodwill to reduce the carrying value of the wireless business net assets to the transaction price. Additionally, in the second quarter of 2008, the Company updated its purchase price allocation through goodwill for certain tax contingencies, which resulted in a $3.2 million reduction of deferred tax liabilities. Upon completion of the sale, the Company recorded additional tax expense of $9.7 million related to goodwill that was not deductible for tax purposes.

The following table summarizes the assets and liabilities of the wireless business that are classified as held for sale in the accompanying consolidated balance sheet:

(Millions)	December 31, 2007
Current assets	$7.2
Goodwill	52.2
Other intangibles	14.4
Net property, plant and equipment	11.9
Other assets	-

Total assets of discontinued operations	$85.7

Current liabilities	$7.1

Total liabilities of discontinued operations	$7.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Financial Information – (Unaudited):

	For the year ended December 31, 2008
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$3,171.5	$777.5	$794.1	$799.9	$800.0
Operating income	$1,132.4	$276.6	$270.6	$288.9	$296.3
Income from continuing operations	$ 434.9	$ 90.9	$104.3	$117.9	$121.8
Income (loss) from discontinued operations	$ (22.2)	$ (9.7)	$ 1.6	$ (15.9)	$ 1.8
Net income	$ 412.7	$ 81.2	$105.9	$102.0	$123.6
Basic earnings per share:
From continuing operations	$0.99	$0.21	$0.24	$0.27	$0.28
From discontinued operations	(.05)	(.02)	-	(.04)	-

Net income	$0.94	$0.19	$0.24	$0.23	$0.28
Diluted earnings per share:
From continuing operations	$0.98	$0.21	$0.24	$0.27	$0.27
From discontinued operations	(.05)	(.02)	-	(.04)	-

Net income	$0.93	$0.19	$0.24	$0.23	$0.27

	For the year ended December 31, 2007
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$3,245.9	$816.7	$818.8	$826.7	$783.7
Operating income	$1,149.9	$299.3	$288.2	$292.8	$269.6
Income from continuing operations	$ 916.4	$583.1	$117.5	$115.9	$ 99.9
Income from discontinued operations	$ 0.7	$ 0.5	$ 0.2	$ -	$ -
Net income	$ 917.1	$583.6	$117.7	$115.9	$ 99.9
Basic earnings per share:
From continuing operations	$1.94	$1.25	$0.25	$0.24	$0.21
From discontinued operations	-	-	-	-	-

Net income	$1.94	$1.25	$0.25	$0.24	$0.21
Diluted earnings per share:
From continuing operations	$1.94	$1.25	$0.25	$0.24	$0.21
From discontinued operations	-	-	-	-	-

Net income	$1.94	$1.25	$0.25	$0.24	$0.21

Notes to Quarterly Financial Information:

Significant events affecting Windstream’s historical operating trends in the quarterly periods were as follows:

On August 7, 2008, Windstream reached a definitive purchase agreement to sell its wireless business to AT&T Mobility II, LLC for approximately $56.7 million (see Note 16). This transaction allowed management to divest of a non-core asset to focus on other strategic initiatives. The operating results of the wireless business have been separately presented as discontinued operations.

On November 30, 2007, Windstream completed the split off of its directory publishing business in a tax-free transaction (see Note 3). As a result of completing this transaction, Windstream recorded a gain on the sale of its publishing business of $451.3 million in the fourth quarter of 2007.