Form 10-Q
period 2009-03-31
WINDSTREAM CORP
filed 2009-05-08
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  YES   ☐   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  ☐   YES  ☑  NO

Number of common shares outstanding as of April 30, 2009: 436,753,317

The Exhibit Index is located on page 46.

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2009	2008
Revenues and sales:
Service revenues	$720.8	$760.1
Product sales	34.2	39.9

Total revenues and sales	755.0	800.0
Costs and expenses:
Cost of services (excluding depreciation of $101.1 and $96.8, respectively, included below)	251.2	253.5
Cost of products sold	30.3	35.0
Selling, general, administrative and other	89.0	91.4
Depreciation and amortization	132.0	121.6
Restructuring charges	(0.1)	0.6
Merger and integration costs	—	1.6

Total costs and expenses	502.4	503.7
Operating income	252.6	296.3

Other income, net	0.8	5.6
Interest expense	(99.7)	(105.0)

Income from continuing operations before income taxes	153.7	196.9
Income taxes	65.5	75.1

Income from continuing operations	88.2	121.8
Discontinued operations, including tax expense	—	1.9

Net income	$88.2	$123.7
Basic and diluted earnings per share:
Income from continuing operations	$.20	$.27
Income from discontinued operations	—	—

Net income	$.20	$.27

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Millions) Assets	(Unaudited) March 31, 2009	December 31, 2008
Current Assets:
Cash and cash equivalents	$312.2	$296.6
Accounts receivable (less allowance for doubtful accounts of $15.8 and $16.3, respectively)	287.9	316.6
Inventories	24.1	30.8
Deferred income taxes	22.2	30.8
Prepaid expenses and other	40.8	33.9

Total current assets	687.2	708.7

Goodwill	2,198.2	2,198.2
Other intangibles	1,112.1	1,132.2
Net property, plant and equipment	3,835.3	3,897.1
Other assets	72.2	73.1
Total Assets	$7,905.0	$8,009.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$24.2	$24.3
Current portion of interest rate swaps	42.9	40.5
Accounts payable	117.0	134.0
Advance payments and customer deposits	93.0	94.0
Accrued dividends	109.6	109.9
Accrued taxes	71.8	48.0
Accrued interest	65.8	138.4
Other current liabilities	46.7	76.2

Total current liabilities	571.0	665.3
Long-term debt	5,355.1	5,358.2
Deferred income taxes	1,105.3	1,070.6
Other liabilities	650.4	662.9
Total liabilities	7,681.8	7,757.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 438.3 and 439.4 shares issued and outstanding, respectively	—	—
Additional paid-in capital	83.6	101.5
Accumulated other comprehensive loss	(326.5)	(336.6)
Retained earnings	466.1	487.4

Total shareholders’ equity	223.2	252.3
Total Liabilities and Shareholders’ Equity	$7,905.0	$8,009.3

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Millions)	Three Months Ended March 31,
	2009	2008
Cash Provided from Operations:
Net income	$88.2	$123.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	132.0	122.8
Provision for doubtful accounts	9.3	8.9
Stock-based compensation expense	5.2	4.6
Pension and postretirement benefits expense	24.5	3.7
Deferred taxes	36.4	15.6
Other, net	1.5	(2.4)
Changes in operating assets and liabilities, net:
Accounts receivable	19.4	(3.3)
Accounts payable	(17.1)	1.2
Accrued interest	(72.7)	(68.9)
Accrued taxes	23.9	32.0
Other current liabilities	(29.5)	(15.4)
Other, net	(6.1)	(7.4)

Net cash provided from operations	215.0	215.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(62.8)	(55.8)
Disposition of acquired assets held for sale	—	16.4
Other, net	—	9.2

Net cash used in investing activities	(62.8)	(30.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(109.9)	(113.6)
Stock repurchase	(20.7)	(100.2)
Repayment of debt	(3.6)	(88.6)
Debt issued, net of issuance costs	—	100.0
Other, net	(2.4)	(1.0)

Net cash used in financing activities	(136.6)	(203.4)

Increase (decrease) in cash and cash equivalents	15.6	(18.5)
Cash and Cash Equivalents:
Beginning of period	296.6	72.0

End of period	$312.2	$53.5

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2008	$101.5	$(336.6)	$487.4	$252.3
Net income	—	—	88.2	88.2
Other comprehensive income, net of tax: (See Note 10)
Change in employee benefit plans	—	10.5	—	10.5
Unrealized holding losses on interest rate swaps	—	(0.4)	—	(0.4)
Comprehensive income	—	10.1	88.2	98.3
Stock repurchase	(20.7)	—	—	(20.7)
Stock-based compensation expense	5.2	—	—	5.2
Tax withheld on vested restricted stock and other	(2.4)	—	—	(2.4)
Dividends of $0.25 per share declared to stockholders	—	—	(109.5)	(109.5)
Balance at March 31, 2009	$83.6	$(326.5)	$466.1	$223.2

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

_____

1.	Preparation of Interim Financial Statements:

Formation of Windstream - In this report, Windstream Corporation and its subsidiaries are referred to as “Windstream”, “we”, or “the Company”. On July 17, 2006, Alltel Corporation (“Alltel”) completed the spin off of its wireline telecommunications division and immediately after the consummation of the spin off merged with and into Valor Communications Group, Inc. (“Valor”), with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation.

Windstream is a customer-focused telecommunications company that provides local telephone, high-speed Internet, long distance, network access, and video services to approximately 3.0 million customers primarily located in rural areas in 16 states. In the first quarter of 2009, the Company reorganized its operations to integrate the sales and administrative functions of the product distribution segment into its wireline operations. As a result of this change, the chief operating decision maker no longer reviews the financial statements of the product distribution operations on a stand alone basis, and the Company operates as a single reporting segment. As required by Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, segment results of operations have been retrospectively adjusted to reflect a single segment presentation for all periods presented. As such, separate segment reporting is no longer required, and thus not included. Additionally, certain amounts previously reported have been reclassified to conform to the current year presentation of the consolidated financial statements. These changes and reclassifications did not impact net or comprehensive income.

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in Windstream’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 19, 2009.

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

2.	Accounting Changes:

Change in Accounting Estimate - Effective January 1, 2009, the Company prospectively changed its estimate of useful life for its franchise rights from indefinite-lived to 30 years primarily due to the effects of increasing competition. Commensurate with this change, the Company reviewed its franchise rights for impairment, and noted that no impairment existed as of January 1, 2009. As a result of this change, amortization expense increased by $8.0 million, calculated on a straight line basis, and net income decreased $5.0 million or $.01 per share for the three months ended March 31, 2009.

Recently Adopted Accounting Standards

Adoption of SFAS No. 141(R) - SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141, became effective January 1, 2009. The adoption of this statement did not have a material impact on Windstream’s consolidated financial statements. However, the Company will continue to assess the effects of this pronouncement on any future business combinations as they occur. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

changed the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also included a substantial number of new disclosure requirements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. (“FSP”) FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP FAS 141R-1 amends and clarifies SFAS No. 141(R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for, and will be applied to, all future combinations. There was no impact to Windstream’s consolidated financial statements upon adoption.

Adoption of SFAS No. 160 - Windstream adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” on January 1, 2009. Since Windstream does not have any non-controlling interests, the adoption of SFAS No. 160 did not impact the Company’s consolidated financial statements.

Adoption of SFAS No. 161 - On January 1, 2009, Windstream adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 required companies with derivative instruments to disclose information to enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. See Notes 5, 6 and 10 for the disclosures required by SFAS No. 161.

Adoption of FSP FAS 142-3 - Windstream adopted FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” on January 1, 2009. Windstream’s historical experience in renewing the Company’s franchise rights is consistent with previous renewal assumptions used in the determination of useful lives. Thus, the adoption of FSP FAS 142-3 did not impact Windstream’s consolidated financial statements. FSP FAS 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. Under FSP FAS 142-3 an entity is required to consider its own historical experience in renewing similar arrangements, or market participant assumptions in the absence of historical experience. FSP FAS 142-3 also required disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.

Adoption of FSP EITF 03-6-1 - On January 1, 2009, the Company adopted FSP Emerging Issues Task Force Issue No. (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Under FSP EITF 03-6-1, Windstream’s non-vested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are considered participating securities and have been included in the computation of basic earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share” and are no longer considered potentially dilutive. Basic and diluted earnings per share have been retrospectively adjusted as a result of the adoption of FSP EITF 03-6-1. See Note 11 for the calculation of earnings per share.

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

Adoption of SFAS No. 157 - The adoption of SFAS No. 157, “Fair Value Measurements” on January 1, 2008 for financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis and the adoption of FSP FAS 157-2, “Effective Date of FASB Statement No. 157” on January 1, 2009 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis did not have a material impact on our consolidated financial statements. SFAS No. 157 clarified the definition of fair value, established a framework for measuring fair value

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

and expanded the disclosures related to fair value measurements that are included in a company’s financial statements. It emphasized that fair value is a market-based measurement and not an entity-specific measurement, and that it should be based on an exchange transaction in which a company sells an asset or transfers a liability. SFAS No. 157 also established a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. FSP FAS 157-2 deferred the implementation of SFAS No. 157 for non-financial assets and liabilities, except items recognized or disclosed at fair value on an annual or more frequently recurring basis, for one year.

Windstream adopted FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, effective July 1, 2008. FSP FAS 157-3 did not have a material impact on our consolidated financial statements. FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market by allowing companies to use judgment in addition to market information in certain circumstances when valuing assets which have inactive markets. Additionally, FSP FAS 157-3 provided an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. See Note 6 for information and related disclosures regarding Windstream’s fair value measurements.

Adoption of SFAS No. 159 - Windstream adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, on January 1, 2008, but did not elect the fair value option for any of its eligible financial assets and liabilities. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements. SFAS No. 159 allowed the measurement at fair value of eligible financial assets and liabilities that are not otherwise required to be measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS No. 159 also established presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities.

Recently Issued Accounting Pronouncements

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

FSP FAS 107-1 and APB 28-1 - On April 9, 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion No. (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This pronouncement extends the annual disclosures required under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Upon implementation, Windstream will provide expanded disclosures in its June 30, 2009 consolidated financial statements.

FSP FAS 157-4 - On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the financial asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Windstream is currently evaluating the impact, if any, that FSP FAS 157-4 will have on its consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

3.	Dispositions:

Disposition of Wireless Business – On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million. The transaction included approximately 52,000 wireless customers, spectrum licenses and cell sites covering a four-county area of North Carolina with a population of approximately 450,000, and six retail locations. Revenues and operating income from these operations totaled $11.7 million and $2.6 million, respectively, during the three months ended March 31, 2008, and have been separately presented as discontinued operations in the accompanying unaudited interim consolidated statements of income.

Disposition of Acquired Assets Held for Sale – Certain assets acquired from CT Communications, Inc. (“CTC”), including the corporate headquarters building and a license for wireless spectrum, were sold during the first quarter of 2008. Windstream received net proceeds of $16.4 million, which approximated the fair value at the date of acquisition.

4.	Goodwill and Other Intangible Assets:

As of January 1, 2009, the Company completed its annual impairment review of goodwill and franchise rights in accordance with the guidance contained in SFAS No. 142 “Goodwill and Other Intangible Assets” and determined that no write-down in the carrying value of these assets was required. Commensurate with its change from multiple segments to a single reporting segment as discussed further in Note 1, the Company no longer uses a combination of the discounted cash flows and the calculated market values of comparable companies to determine the fair value of a reporting unit. Rather, the Company assesses impairment of its goodwill by evaluating the carrying value of its shareholder’s equity against the current fair market value of its outstanding equity, where the fair market value of the Company’s equity is equal to its current market capitalization plus a control premium estimated through the review of market observable transactions. During the three months ended March 31, 2009, there were no changes in the carrying amounts of goodwill.

As discussed in Note 2, effective January 1, 2009, the Company prospectively changed its assessment of useful life for its franchise rights from indefinite-lived to 30 years. Amortization of these franchise rights will be calculated on a straight line basis, in accordance with the way in which these operations are expected to contribute to the undiscounted cash flows of the Company.

Intangible assets subject to amortization were as follows:

(Millions)	March 31, 2009
	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$955.0	$(8.0)	$947.0
Valor customer list	210.0	(102.5)	107.5
CTC customer list	45.0	(13.7)	31.3
Other customer list	67.6	(42.6)	25.0
Cable franchise rights	22.5	(21.2)	1.3

	$1,300.1	$(188.0)	$1,112.1

	December 31, 2008
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor customer list	$210.0	$(94.4)	$115.6
CTC customer list	45.0	(11.7)	33.3
Other customer list	67.6	(40.9)	26.7
Cable franchise rights	22.5	(20.9)	1.6

	$345.1	$(167.9)	$177.2

Amortization expense for intangible assets subject to amortization was $20.1 million and $13.4 million for the three months ended March 31, 2009 and 2008, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $78.2 million in 2009, $71.1 million in 2010, $65.4 million in 2011, $59.7 million in 2012 and $47.4 million in 2013.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments:

Long-term debt was as follows:

(Millions)	March 31, 2009	December 31, 2008
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011	$283.3	$283.3
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	1,375.5	1,379.0
Senior secured credit facility, Revolving line of credit – variable rates, due July 17, 2011 (a)	150.0	150.0
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016 (c)	1,746.0	1,746.0
2013 Notes – 8.125%, due August 1, 2013 (c)	800.0	800.0
2019 Notes – 7.000%, due March 15, 2019 (c)	500.0	500.0
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. – 7.75%, due February 15, 2015 (b) (c)	400.0	400.0
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b) (c)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	50.0	50.0
Teleview, LLC – 7.00%, due January 2, 2010 and May 2, 2010	0.2	0.3
Discount on long-term debt, net of premiums	(25.7)	(26.1)

	5,379.3	5,382.5
Less current maturities	(24.2)	(24.3)

Total long-term debt	$5,355.1	$5,358.2

(a)	During the first quarter of 2009, the Company did not incur additional borrowings from its revolving line of credit in its senior secured credit facilities. The revolving line of credit’s variable interest rates ranged from 1.59 percent to 2.45 percent, and the weighted average rate was 1.76 percent during the first quarter of 2009. Letters of credit are deducted in determining the total amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving credit agreement may not exceed $500.0 million. At March 31, 2009, the amount available for borrowing under the revolving credit agreement was $343.2 million.

(b)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facilities. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

(c)	Certain of the Company’s debentures and notes are callable by the Company at various premiums on early redemption.

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year (for 2009 this amount is $582.5 million, which includes $132.5 million of unused capacity from 2008). The Company was in compliance with these covenants as of March 31, 2009.

Maturities for debt outstanding as of March 31, 2009 for each of the twelve month periods ended March 31, 2010, 2011, 2012, 2013, and 2014 are $24.2 million, $32.3 million, $445.5 million, $24.0 million and $2,133.0 million, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

Interest expense was as follows for the three months ended March 31:

(Millions)	Three Months Ended
	2009	2008
Interest expense related to long-term debt	$89.3	$101.1
Impacts of interest rate swaps	10.8	4.5
Other interest expense	0.1	0.1
Less capitalized interest expense	(0.5)	(0.7)

Total interest expense	$99.7	$105.0

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

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($102.5 million as of March 31, 2009) was de-designated as the corresponding hedged item was repaid. Therefore, the undesignated portion of the swap agreement was no longer an effective hedge of the variable interest rate paid on Tranche B.

Set forth below is information related to the Company’s interest rate swap agreements:

(Millions, except for percentages)	March 31, 2009	December 31, 2008
Unamortized notional value:
Designated portion	$1,147.5	$1,176.2
Undesignated portion	$102.5	$105.0
Fair value of interest rate swap agreements (see Note 6):
Designated portion	$(144.8)	$(144.8)
Undesignated portion	$(8.6)	$(8.6)

Weighted average fixed rate paid	5.60%	5.60%
Variable rate received	1.14%	4.55%

The effectiveness of the Company’s cash flow hedges is assessed each quarter using the “Change in Variable Cash Flow Method”, or Method 1, described in Derivatives Implementation Group (“DIG”) Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied”. Method 1 utilizes the matched terms principle of measuring effectiveness, and requires the floating-rate leg of the swap and the hedged variable cash flows of the asset or liability to be based on the same interest rate index. It also requires the variable interest rates of both instruments to reset on the same dates. Furthermore, there should be no other differences in the terms of the hedge and the hedged item, and the likelihood of default by the interest rate swap counterparties must be assessed as being unlikely in order to conclude that there is no ineffectiveness in the hedging relationship. The Company performs and documents this assessment under Method 1 each quarter, and it concluded at March 31, 2009 that there was no ineffectiveness to be recognized in earnings in any of its four interest rate swap agreements that are designated as hedges.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

In accordance with SFAS No. 133, the Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts.

Changes in fair value of these derivative instruments were as follows for the three months ended March 31:

(Millions)	2009	2008
Decrease in fair value of effective portion, net of tax (a)	$(0.4)	$(27.0)
Change in fair value of undesignated portion (b)	$—	$(3.9)

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

(b)	Represents non-cash income (loss) recorded in other income, net in the accompanying consolidated statement of income.

Net amounts due related to interest rate swap agreements are recorded as adjustments to interest expense in the accompanying unaudited interim consolidated statements of income when earned or payable.

6.	Fair Value Measurements:

Windstream utilizes market data or assumptions that market participants would use in valuing its assets and liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. Valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs are used, and the fair value balances are classified based on the observability of those inputs. The highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority is given to unobservable inputs (level 3 measurement). As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The Company’s non-financial assets and liabilities include goodwill, other indefinite-lived intangible assets and asset retirement obligations (“AROs”) that are measured at fair value on a non-recurring basis. No event occurred during the three months ended March 31, 2009 requiring goodwill or other indefinite-lived intangible assets to be recognized at fair value (see Notes 2 and 4). The fair value measurements for AROs were insignificant during the three months ended March 31, 2009.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. Cash equivalents and interest rate swaps are measured at fair value on a recurring basis in accordance with the fair value measurement provisions of SFAS No. 157.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

6.	Fair Value Measurements, Continued:

The fair values of the Company’s cash equivalents and interest rate swaps were determined using the following inputs:

			March 31, 2009
			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents (a)	$306.9	$306.9	$306.9	$—	$—
Interest rate swaps (b) (see Note 5)	$(153.4)	$(153.4)	$—	$(153.4)	$—

			December 31, 2008
			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents (a)	$296.6	$296.6	$296.6	$—	$—
Interest rate swaps (b) (see Note 5)	$(153.4)	$(153.4)	$—	$(153.4)	$—

(a)	Included in cash and cash equivalents on the unaudited consolidated balance sheets.

(b)	Included in current portion of interest rate swaps and other liabilities on the unaudited consolidated balance sheets.

The Company’s cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to the Company’s non-performance risk. As of March 31, 2009 and December 31, 2008, the fair value of the Company’s interest rate swaps were reduced by $10.6 million and $17.4 million, respectively, to reflect the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Tranche B senior secured credit facility as the swap agreements are secured by the same collateral. In addition, the Company routinely monitors and updates its evaluation of counterparty risk, and based on such evaluation has determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

7.	Commitments and Contingencies:

During the third quarter of 2007, the staff of a state Public Utility Commission (“PUC”) notified the Company that the PUC Staff believed the Company had been over-compensated from its state universal service fund dating back to 2000 by the amount of $6.1 million plus interest in the amount of $1.2 million (for a total $7.3 million). On December 11, 2008, the Administrative Law Judge recommended that the Company reimburse $8.0 million (including interest) to the fund to account for the alleged overpayments, but that no administrative penalties should be imposed. On January 29, 2009, the PUC adopted the Administrative Law Judge’s recommendation and on March 6, 2009, the Company paid an amount deemed to be an over-payment plus interest. All of this payment had been fully accrued and included in other current liabilities of the accompanying consolidated balance sheet as of December 31, 2008.

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

Windstream maintains a non-contributory qualified defined benefit pension plan, which covers substantially all employees. Prior to establishing the pension plan pursuant to the spin off in 2006, the Company’s employees participated in a substantially equivalent plan maintained by Alltel. Future benefit accruals for all eligible nonbargaining employees covered by the pension plan ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). The Company also maintains supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of current and former management employees. Additionally, the Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in, and the Company funds, the costs of these plans as benefits are paid.

The components of pension (including provision for executive retirement agreements) and postretirement expense were as follows for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
(Millions)	2009	2008	2009	2008
Benefits earned during the year	$3.5	$4.0	$—	$0.1
Interest cost on benefit obligation	14.2	13.9	2.3	3.3
Amortization of transition obligation	—	—	—	0.2
Amortization of net actuarial loss	17.6	1.0	0.1	0.2
Amortization of prior service (credit) cost	—	—	(0.7)	0.5
Expected return on plan assets	(12.5)	(19.5)	—	—

Net periodic benefit expense (income)	$22.8	$(0.6)	$1.7	$4.3

Windstream contributed $4.7 million to the postretirement plan during the three months ended March 31, 2009, and expects to contribute $15.4 million for postretirement benefits in 2009, excluding amounts that will be funded by participant contributions to the plans. The Company does not expect to make any contributions to the qualified pension plan in 2009.

9.	Merger, Integration and Restructuring Charges:

The following is a summary of the merger, integration and restructuring charges recorded in the three months ended March 31:

(Millions)	Three Months Ended
	2009	2008
Transaction costs associated with the acquisition of CTC	$—	$0.1
Computer system separation and conversion costs	—	1.5

Total merger and integration costs	—	1.6
Severance and employee benefit costs	(0.1)	0.6

Total merger, integration and restructuring charges	$(0.1)	$2.2

Costs triggered by strategic transactions, including transaction costs, rebranding costs and system conversion costs are unpredictable by nature. Restructuring charges, consisting primarily of severance and employee benefit costs, are triggered by the Company’s continued evaluation of its operating structure and identification of opportunities for increased operational efficiency and effectiveness and should not necessarily be viewed as non-recurring. They are reviewed regularly by the Company’s decision makers and are included as a component of compensation targets.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

9.	Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges for the three months ended March 31, 2009:

(Millions)
Balance, beginning of period	$8.3
Merger, integration and restructuring charges, net of non-cash charges	(0.1)
Cash outlays during the period	(6.9)

Balance, end of period	$1.3

The Company recorded a $0.1 million reduction in liabilities to reflect differences between estimated and actual costs paid associated with a work force reduction initiated during the fourth quarter of 2008.

This unpaid merger, integration and restructuring liability totaling $1.3 million consists of costs associated with Valor lease termination costs and is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet as of March 31, 2009. Valor lease payments will be made over the remaining term of the lease, which expires in the third quarter of 2010. Each of these payments will be funded through operating cash flows.

10.	Comprehensive Income (Loss):

Other comprehensive income (loss) was as follows for the three months ended March 31:

(Millions)	Three Months Ended
	2009	2008
Net income	$88.2	$123.7

Other comprehensive income:
Defined benefit pension plans:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	17.6	1.6
Income tax expense (benefit)	(6.8)	(0.7)

Change in pension plan	10.8	0.9

Postretirement plan:
Amounts included in net periodic benefit cost:
Amortization of transition obligation	—	0.2
Amortization of prior service costs (credits)	(0.7)	0.5
Amortization of net actuarial loss	0.1	0.2
Income tax expense	0.3	5.1

Change in postretirement plan	(0.3)	6.0

Change in employee benefit plans	10.5	6.9

Unrealized holding losses on interest rate swaps	—	(43.7)
Income tax (expense) benefit	(0.4)	16.7

Unrealized holding losses on interest rate swaps	(0.4)	(27.0)

Comprehensive income	$98.3	$103.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

10.	Comprehensive Income (Loss), Continued:

Accumulated other comprehensive loss was as follows:

(Millions)	March 31,	December 31,
	2009	2008
Pension and postretirement plans	$(237.8)	$(248.3)
Unrealized holding losses on interest rate swaps:
Designated Portion	(87.0)	(86.6)
Undesignated Portion	(1.7)	(1.7)

Accumulated other comprehensive loss	$(326.5)	$(336.6)

11.	Earnings per Share:

Basic earnings per share was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. In accordance with FSP EITF 03-6-1 discussed in Note 2, Windstream’s non-vested restricted shares that contain a non-forfeitable right to receive dividends on a one to one per share ratio to common shares are considered participating securities and the impact is included in the computation of basic earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Earnings per common share was computed by dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the pro-rata weighted average shares outstanding during the period. The Company also computed diluted earnings per share using the two-class method as this method is more dilutive than the treasury stock method. Windstream’s diluted earnings per share is equal to the Company’s calculated basic earnings per share. Upon adoption of this standard on January 1, 2009, the Company retrospectively adjusted prior period earnings per share data, the impact of which was immaterial.

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three months ended March 31:

(Millions, except per share amounts)	2009	2008
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$88.2	$121.8
Income from continuing operations allocable to non-vested restricted shares	(1.1)	(1.1)

Adjusted income from continuing operations available to common shares	$87.1	$120.7
Income from discontinued operations available to common shares	—	1.9

Net income available to common shares	$87.1	$122.6

Denominator:
Weighted average common shares outstanding for the period	436.0	449.4

Basic and diluted earnings per share:
From continuing operations	$.20	$.27
From discontinued operations	—	—

Net income	$.20	$.27

The calculation of earnings per share for common shares shown above excludes the income attributable to the non-vested restricted shares from numerator and excludes the dilutive impact of non-restricted shares from the denominator.

12.	Stock-Based Compensation Plans:

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of March 31, 2009, the balance available for grant was approximately 3.6 million shares.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

12.	Stock-Based Compensation Plans, Continued:

During February 2009, the Windstream Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan. The vesting periods and grant date fair value for shares issued during February 2009 was as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	964.0
Vest contingently over a three-year performance period	677.5
Vest one year from date of grant, service based (a)	55.2

Total granted	1,696.7

Grant date fair value (Millions)	$14.7

(a)	Represents shares granted to non-employee directors.

For performance based shares granted, the operating target for the first vesting period was approved by the Board of Directors in February 2009. While achievement of these performance targets remains uncertain, management has determined that it is probable that such targets will be met for fiscal year 2009.

Non-vested Windstream restricted stock activity for the three months ended March 31, 2009 was as follows:

	(Thousands)	Weighted Average Fair Value Per Share
	Number of Shares
Non-vested at December 31, 2008	3,352.8	$12.30
Granted	1,696.7	$8.69
Vested	(610.7)	$11.97
Forfeited	(25.4)	$12.36

Non-vested at March 31, 2009	4,413.4	$10.96

The weighted average grant date fair value for restricted stock granted was $14.7 million and $14.3 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, unrecognized compensation expense for non-vested Windstream restricted shares was $21.9 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.3 years. Stock-based compensation expense was $5.2 million and $4.6 million for the three months ended March 31, 2009 and 2008, respectively.

13.	Supplemental Guarantor Information:

In connection with the issuance of the 2013 Notes, the 2016 Notes, and the 2019 Notes (“the guaranteed notes”), certain of the Company’s wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor, provided guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. Following the acquisition of CTC, the guaranteed notes were amended to include certain subsidiaries of CTC as guarantors.

The following information presents condensed consolidated statements of income for the three months ended March 31, 2009 and 2008, condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, and condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended March 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$186.2	$536.2	$(1.6)	$720.8
Product sales	—	21.9	12.3	—	34.2

Total revenues and sales	—	208.1	548.5	(1.6)	755.0
Costs and expenses:
Cost of services	—	55.5	196.8	(1.1)	251.2
Cost of products sold	—	19.6	10.7	—	30.3
Selling, general, administrative and other	—	22.4	67.1	(0.5)	89.0
Depreciation and amortization	—	47.5	84.5	—	132.0
Merger, integration and restructuring	—	—	(0.1)	—	(0.1)

Total costs and expenses	—	145.0	359.0	(1.6)	502.4
Operating income	—	63.1	189.5	—	252.6

Earnings (losses) from consolidated subsidiaries	138.5	23.3	—	(161.8)	—
Other income (expense), net	0.9	28.2	(28.3)	—	0.8
Intercompany interest income (expense)	8.9	(3.9)	(5.0)	—	—
Interest expense	(97.6)	(1.5)	(0.6)	—	(99.7)

Income before income taxes	50.7	109.2	155.6	(161.8)	153.7
Income tax expense (benefit)	(37.5)	36.6	66.4	—	65.5

Net income	$88.2	$72.6	$89.2	$(161.8)	$88.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended March 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$189.8	$571.5	$(1.2)	$760.1
Product sales	—	27.2	12.7	—	39.9

Total revenues and sales	—	217.0	584.2	(1.2)	800.0
Costs and expenses:
Cost of services	—	60.1	194.2	(0.8)	253.5
Cost of products sold	—	24.7	10.3	—	35.0
Selling, general, administrative and other	—	22.3	69.5	(0.4)	91.4
Depreciation and amortization	—	42.6	79.0	—	121.6
Merger, integration and restructuring	—	0.3	1.9	—	2.2

Total costs and expenses	—	150.0	354.9	(1.2)	503.7
Operating income	—	67.0	229.3	—	296.3

Earnings (losses) from consolidated subsidiaries	197.9	35.1	—	(233.0)	—
Other income (expense), net	(2.7)	8.4	(0.1)	—	5.6
Intercompany interest income (expense)	(14.2)	(4.4)	18.6	—	—
Interest expense	(102.9)	(1.5)	(0.6)	—	(105.0)

Income from continuing operations before income taxes	78.1	104.6	247.2	(233.0)	196.9
Income tax expense (benefit)	(45.6)	26.4	94.3	—	75.1

Income from continuing operations	123.7	78.2	152.9	(233.0)	121.8
Discontinued operations	—	—	1.9	—	1.9

Net income	$123.7	$78.2	$154.8	$(233.0)	$123.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of March 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$296.0	$0.3	$15.9	$—	$312.2
Accounts receivable (less allowance for doubtful accounts of $15.8)	0.4	94.0	193.5	—	287.9
Inventories	—	14.7	9.4	—	24.1
Deferred income taxes	13.8	—	8.4	—	22.2
Prepaid expenses and other	2.8	4.4	33.6	—	40.8

Total current assets	313.0	113.4	260.8	—	687.2
Investments in consolidated subsidiaries	7,786.5	868.7	—	(8,655.2)	—
Goodwill and other intangibles	0.1	1,810.0	1,500.2	—	3,310.3
Net property, plant and equipment	7.6	1,083.8	2,743.9	—	3,835.3
Other assets	30.5	11.9	29.8	—	72.2
Total Assets	$8,137.7	$3,887.8	$4,534.7	$(8,655.2)	$7,905.0

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.2	$10.0	$—	$24.2
Current portion of interest rate swaps	42.9	—	—	—	42.9
Accounts payable	11.0	104.2	1.8	—	117.0
Affiliates payable, net	2,462.1	147.6	(2,609.7)	—	—
Advance payments and customer deposits	—	4.3	88.7	—	93.0
Accrued dividends	109.6	—	—	—	109.6
Accrued taxes	(81.8)	44.1	109.5	—	71.8
Accrued interest	60.8	3.4	1.6	—	65.8
Other current liabilities	13.0	2.8	30.9	—	46.7

Total current liabilities	2,631.6	306.6	(2,367.2)	—	571.0
Long-term debt	5,215.7	99.6	39.8	—	5,355.1
Deferred income taxes	(86.5)	529.7	662.1	—	1,105.3
Other liabilities	153.7	12.9	483.8	—	650.4
Total liabilities	7,914.5	948.8	(1,181.5)	—	7,681.8
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	45.8	(45.8)	—
Additional paid-in capital	83.6	1,764.5	2,619.0	(4,383.5)	83.6
Accumulated other comprehensive income (loss)	(326.5)	(4.8)	(237.8)	242.6	(326.5)
Retained earnings	466.1	1,179.3	3,289.2	(4,468.5)	466.1

Total shareholders’ equity	223.2	2,939.0	5,716.2	(8,655.2)	223.2
Total Liabilities and Shareholders’ Equity	$8,137.7	$3,887.8	$4,534.7	$(8,655.2)	$7,905.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$282.8	$1.0	$12.8	$—	$296.6
Accounts receivable (less allowance for doubtful accounts of $16.3)	0.3	105.5	210.8	—	316.6
Inventories	—	21.3	9.5	—	30.8
Deferred income taxes	22.4	—	8.4	—	30.8
Prepaid expenses and other	2.3	4.2	27.4	—	33.9

Total current assets	307.8	132.0	268.9	—	708.7
Investments in consolidated subsidiaries	7,637.4	460.5	(1.4)	(8,096.5)	—
Goodwill and other intangibles	0.1	1,826.2	1,504.1	—	3,330.4
Net property, plant and equipment	7.6	1,103.6	2,785.9	—	3,897.1
Other assets	31.4	11.4	30.3	—	73.1
Total Assets	$7,984.3	$3,533.7	$4,587.8	$(8,096.5)	$8,009.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$—	$24.3
Current portion of interest rate swaps	40.5	—	—	—	40.5
Accounts payable	10.2	83.0	40.8	—	134.0
Affiliates payable, net	2,155.1	287.3	(2,442.4)	—	—
Advance payments and customer deposits	—	8.7	85.3	—	94.0
Accrued dividends	109.9	—	—	—	109.9
Accrued taxes	(30.7)	23.3	55.4	—	48.0
Accrued interest	135.8	1.7	0.9	—	138.4
Other current liabilities	15.7	13.2	47.3	—	76.2

Total current liabilities	2,450.5	417.5	(2,202.7)	—	665.3
Long-term debt	5,218.8	99.6	39.8	—	5,358.2
Deferred income taxes	(92.7)	519.5	643.8	—	1,070.6
Other liabilities	155.4	15.5	492.0	—	662.9
Total liabilities	7,732.0	1,052.1	(1,027.1)	—	7,757.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	45.8	(45.8)	—
Additional paid-in capital	101.5	1,764.5	2,619.0	(4,383.5)	101.5
Accumulated other comprehensive income (loss)	(336.6)	—	(248.2)	248.2	(336.6)
Retained earnings	487.4	717.1	3,198.3	(3,915.4)	487.4

Total shareholders’ equity	252.3	2,481.6	5,614.9	(8,096.5)	252.3
Total Liabilities and Shareholders’ Equity	$7,984.3	$3,533.7	$4,587.8	$(8,096.5)	$8,009.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Three Months Ended March 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$88.2	$72.6	$89.2	$(161.8)	$88.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	47.5	84.5	—	132.0
Provision for doubtful accounts	—	2.3	7.0	—	9.3
Stock-based compensation expense	—	0.6	4.6	—	5.2
Pension and postretirement benefits expense	—	6.9	17.6	—	24.5
Equity in earnings (losses) from subsidiaries	(138.5)	(23.3)	—	161.8	—
Deferred taxes	14.4	10.2	11.8	—	36.4
Other, net	1.5	(0.1)	0.1	—	1.5
Changes in operating assets and liabilities, net:	184.1	(103.1)	(163.1)	—	(82.1)

Net cash provided from operations	149.7	13.6	51.7	—	215.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(14.2)	(48.6)	—	(62.8)
Other, net	—	—	—	—	—

Net cash used in investing activities	—	(14.2)	(48.6)	—	(62.8)
Cash Flows from Financing Activities:
Dividends paid on common shares	(109.9)	—	—	—	(109.9)
Stock repurchase	(20.7)	—	—	—	(20.7)
Repayment of debt	(3.5)	(0.1)	—	—	(3.6)
Other, net	(2.4)	—	—	—	(2.4)

Net cash used in financing activities	(136.5)	(0.1)	—	—	(136.6)
Increase (decrease) in cash and cash equivalents	13.2	(0.7)	3.1	—	15.6
Cash and Cash Equivalents:
Beginning of period	282.8	1.0	12.8	—	296.6

End of period	$296.0	$0.3	$15.9	$—	$312.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Three Months Ended March 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$123.7	$78.2	$154.8	$(233.0)	$123.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	42.6	80.2	—	122.8
Provision for doubtful accounts	—	1.2	7.7	—	8.9
Stock-based compensation expense	—	0.5	4.1	—	4.6
Pension and postretirement benefits expense	—	0.7	3.0	—	3.7
Equity in earnings (losses) from subsidiaries	(197.9)	(35.1)	—	233.0	—
Deferred taxes	(0.5)	5.5	10.6	—	15.6
Other, net	5.3	(7.6)	(0.1)	—	(2.4)
Changes in operating assets and liabilities, net:	250.1	(93.3)	(218.6)	—	(61.8)

Net cash provided from (used in) operations	180.7	(7.3)	41.7	—	215.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(13.2)	(42.6)	—	(55.8)
Disposition of acquired assets held for sale	—	16.4	—	—	16.4
Other, net	—	3.5	5.7	—	9.2

Net cash provided from (used in) investing activities	—	6.7	(36.9)	—	(30.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(113.6)	—	—	—	(113.6)
Stock repurchase	(100.2)	—	—	—	(100.2)
Repayment of debt	(88.5)	(0.1)	—	—	(88.6)
Debt issued, net of issuance costs	100.0	—	—	—	100.0
Other, net	(0.2)	—	(0.8)	—	(1.0)

Net cash used in financing activities	(202.5)	(0.1)	(0.8)	—	(203.4)
Increase (decrease) in cash and cash equivalents	(21.8)	(0.7)	4.0	—	(18.5)
Cash and Cash Equivalents:
Beginning of period	47.2	1.2	23.6	—	72.0

End of period	$25.4	$0.5	$27.6	$—	$53.5

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). Windstream was formed on July 17, 2006 through the spin off from Alltel Corporation (“Alltel”) of its wireline telecommunications division and the immediate merger with and into Valor Communications Group, Inc. (“Valor”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended March 31, 2009 and 2008 and Windstream’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2009.

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

EXECUTIVE SUMMARY

Windstream is a customer-focused telecommunications company that provides local telephone, high-speed Internet, long distance, network access, and video services to approximately 3.0 million customers primarily located in rural areas in 16 states. Among the highlights in the first quarter of 2009:

•

The Company added approximately 31,000 high-speed Internet services customers, increasing its high-speed Internet services customer base to 1,009,700. Additionally, the Company lost approximately 44,000 access lines. Access lines declined 5.3 percent during the twelve months ended March 31, 2009.

•

Revenues and sales decreased $45.0 million, as compared to the first quarter of 2008, primarily due to the decline in access lines and a decline in enterprise product sales. Partially offsetting this decrease were increases due to growth in high-speed Internet customers as discussed above. Operating income decreased $43.7 million primarily due to the increase in pension expense, the impact of continued access line losses and the amortization of franchise rights.

•

The Company generated cash flows from operations of $215.0 million for the three months ended March 31, 2009, consistent with cash flows from operations, as compared to the same period in 2008. Cash flows from operations were used to fund capital expenditures of $62.8 million and to pay $109.9 million in dividends to shareholders. Additionally, the Company repurchased 2.6 million of its common shares at a cost of $20.7 million during the first quarter of 2009. As of March 31, 2009, the Company had $179.0 million in remaining capacity under the $400.0 million stock repurchase program announced in February 2008, which expires at the end of 2009.

During the remainder of 2009, the Company will continue to face significant challenges resulting from competition in the telecommunications industry. In addressing competition, the Company will continue to focus its efforts on improving customer service, increasing high-speed Internet penetration and expanding its service offerings and distribution channels.

Business Trends

The following risk factors and material non-recurring events and transactions could cause the Company’s reported financial information to be not necessarily indicative of future operating results or future financial conditions.

•

Revenues and sales are expected to continue to be adversely impacted by future declines in access lines due to increasing competition in the telecommunications industry primarily from cable television and wireless communications providers.

•

Pension expense will increase by approximately $92.0 million in 2009, as compared to 2008, primarily due to the decline in the market value of pension assets that occurred in 2008. The Company does not expect to make any cash contributions to the plan in 2009. The amount and timing of future contributions to the plan will depend on various factors including the finalization of funding regulations, future investment performance, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.

•

Effective January 1, 2009, the Company prospectively changed its assessment of useful life for its franchises rights from indefinite-lived to 30 years, which resulted in an increase to amortization expense of approximately $8.0 million for the period ended March 31, 2009 (see Note 4).

•

The Company is exposed to regulatory uncertainty in state and federal Universal Service Fund (“USF”) programs. Pending regulatory proceedings and increased receipts of USF monies by wireless carriers could materially reduce the Company’s USF revenues in the future. However, the Company expects funding from these programs to be maintained at their current levels for the near term.

•

On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million, and the related results are reported as discontinued operations (see Note 3).

•	Economic trends in markets served by the Company could generate increases in bad debt expense, accelerated access line losses and slow high-speed Internet customer growth.

The foregoing risk factors and material transactions, as well as other risks and events that could cause Windstream’s reported financial information to be not necessarily indicative of future operating results or financial condition, are discussed in more detail under “Risk Factors” in Item 1A of Windstream’s Annual Report on Form 10-K, and in the notes to the unaudited interim consolidated financial statements.

STRATEGIC TRANSACTIONS

Disposition

On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million. The completion of this transaction resulted in the divestiture of approximately 52,000 wireless customers, spectrum licenses and cell sites covering a four-county area of North Carolina with a population of approximately 450,000, and six retail locations. The operating results of the wireless business have been separately presented as discontinued operations in the accompanying unaudited interim consolidated statements of income.

ORGANIZATION

Windstream has focused its strategy on enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. Windstream delivers one-stop shopping to customers with a full range of communications products and services that include voice and related features, high-speed Internet, long distance, network access and video.

In the first quarter of 2009, the Company reorganized its operations to integrate the sales and administrative functions of the product distribution segment into its wireline operations. As a result of this change, the chief operating decision maker no longer reviews the financial statements of the product distribution operations on a stand alone basis, and the Company operates as a single reporting segment. As required by Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information”, segment results of operations have been retrospectively adjusted to reflect a single segment presentation for all periods presented. As such, separate segment reporting is no longer required, and thus not included. Additionally, certain amounts previously reported have been reclassified to conform to the current year presentation of the consolidated financial statements. These changes and reclassifications did not impact net income.

RESULTS OF OPERATIONS

The following table summarizes the Company’s access lines and other key customer metrics as of March 31:

(Access lines and customers in thousands)	2009	2008	% Change
Access lines in service (excludes high-speed Internet lines):
Residential	1,960.1	2,085.2	(6)
Business	898.9	931.5	(3)
Wholesale (a)	19.0	28.7	(34)
Special circuits	115.4	115.8	—

Total access lines in service	2,993.4	3,161.2	(5)

Average access lines in service	3,015.3	3,182.5	(5)
Average service revenue per customer per month (b)	$79.68	$79.61	—
High-speed Internet customers	1,009.7	911.0	11
Digital satellite television customers	295.4	210.4	40
Long distance customers	1,972.0	2,069.3	(5)

(a)	Wholesale units include unbundled network elements and pay stations.

(b)	Average service revenue per customer per month is calculated by dividing service revenues by average access lines in service for the period.

Access Lines

Access lines decreased by 5.3 percent during the twelve months ended March 31, 2009, which reflects declines in residential, business and wholesale lines. These declines primarily reflect the effects of fixed line competition and wireless substitution. The Company expects access lines to continue to be impacted by these effects in 2009. As of March 31, 2009, approximately 60 percent of the Company’s total access lines had fixed line voice competition, which is relatively unchanged from March 31, 2008. In 2009, the Company expects fixed line voice competition to continue to increase at a modest pace. All of the Company’s markets have voice competition from multiple wireless carriers.

To slow the decline of revenue from access line loss in 2009, the Company will continue to emphasize sales of additional services and bundling of its various product offerings, including voice, high-speed Internet, and digital satellite television into one convenient solution for its customers. In an effort to further develop enhanced services and bundled product offerings, the Company will continue to invest in its network to offer faster speeds in its high-speed Internet offerings. As of March 31, 2009, the Company could deliver speeds of 3 Mb to 97 percent of its addressable lines. Additionally, speeds of 6Mb and 12Mb are available to 60 percent and 31 percent of high-speed Internet addressable lines, respectively.

High-speed Internet

During the three months ended March 31, 2009, the Company added approximately 31,000 high-speed Internet customers. This increased the Company’s high-speed Internet customer base to 1,009,700, which represents a penetration rate of 34 percent of total access lines in service, and 46 percent of residential access lines in service. In 2009, we expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service continues to shrink.

As of March 31, 2009, approximately 75 percent of total access lines had broadband competition primarily from cable service providers, which is relatively unchanged from March 31, 2008. Competitive expansions primarily from cable facilities into our service areas are expected to slow in 2009, but we may begin to experience competition from high-speed Internet offerings of wireless competitors.

The following table reflects the Company’s financial results of operations as of March 31:

	Three Months Ended March 31,
(Millions)	2009	2008
Revenues and sales:
Voice service	$287.7	$304.4
Long distance	64.4	67.5
Data and special access	200.8	188.3
Switched access and USF	132.8	157.0
Miscellaneous	35.1	42.9
Product sales	34.2	39.9

Total revenues and sales	755.0	800.0
Costs and expenses:
Cost of services (exclusive of depreciation included below)	251.2	253.5
Cost of products sold	30.3	35.0
Selling, general, administrative and other	89.0	91.4
Depreciation and amortization	132.0	121.6
Restructuring charges	(0.1)	0.6
Merger and integration costs	—	1.6

Total costs and expenses	502.4	503.7
Operating income	252.6	296.3

Other income, net	0.8	5.6
Interest expense	(99.7)	(105.0)

Income from continuing operations before income taxes	153.7	196.9
Income taxes	65.5	75.1

Income from continuing operations	88.2	121.8
Discontinued operations, net of tax	—	1.9

Net income	$88.2	$123.7
Basic and diluted earnings per share:
Income from continuing operations	$.20	$.27
Income from discontinued operations	—	—

Net income	$.20	$.27

Voice Service Revenues

Voice service revenues consist of traditional telephone services provided to both residential and business customers. These revenues primarily represent monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting. Voice service revenues decreased $16.7 million, or 5 percent, in the three month period ending March 31, 2009, as compared to the same period of 2008. The decrease in voice service revenues is primarily due to the overall decline in access lines discussed above.

Long Distance Revenues

Long distance revenues are generated from switched interstate and intrastate long distance, long distance calling cards, international calls and operator services. The following table reflects the primary drivers of year-over-year changes in long distance revenues:

Long distance

	Three Months Ended March 31, 2009
	Increase
(Millions)	(Decrease)%
Due to increases in packaged plans (a)	$2.9
Due to decreases in one plus calling and other (b)	(6.0)
Total long distance	$(3.1)	(5)%

(a)	Increases in packaged plans have resulted from migrations to plans that offer a defined number of minutes or unlimited toll calling for a fixed monthly fee instead of usage-based one plus calling.

(b)	Decreases in one plus calling are primarily due to the decline in access lines and declines in usage-based long distance billings as customers migrate to packaged plans.

Data and Special Access Revenues

Data and special access revenues primarily consist of retail high-speed Internet services, the provision of virtual private network, virtual LAN, and other next generation data services to business customers, and the provision of special access services to wholesale customers. The following table reflects the primary drivers of year-over-year changes in data and special access revenues:

Data and special access

	Three Months Ended March 31, 2009
	Increase
(Millions)	(Decrease)%
Due to increases in high-speed Internet customers, as previously discussed	$11.2
Due to increases in next generation data services (a)	2.3
Other	(1.0)
Total data and special access	$12.5	7%

(a)	Increases in next generation data services resulted from the launch of these services in several markets last year. The Company expects revenues for next generation data services to continue to increase as we expand this offering into additional markets in 2009.

Switched Access and USF Revenues

Switched access revenues include usage sensitive charges to long distance companies and other local exchange carriers for access to the Company’s network in connection with the completion of interstate and intrastate long distance calls, as well as reciprocal compensation revenues received from wireless and other local connecting carriers for the use of our facilities. USF revenues include receipts from federal and state universal service funds that subsidize the cost of providing wireline services to high cost rural markets. The following table reflects the primary drivers of year-over-year changes in switched access and USF revenues:

Switched access and USF

	Three Months Ended March 31, 2009
	Increase
(Millions)	(Decrease)%
Due to decreases in switched access revenues (a)	$(16.4)
Due to decreases in federal USF surcharge (b)	(4.7)
Due to decreases in state universal service support (c)	(3.1)
Total switched access and USF	$(24.2)	(15)%

(a)	The decrease in switched access revenues is predominately due to the decline in minutes of use, which can be attributed to a decline in access lines and reduced usage by our enterprise customers. A reduction in switched access rates implemented July 1, 2008, discussed further below, contributed $1.4 million to the year-over-year decline in these revenues.

(b)	Decreases in the federal USF surcharge were primarily due to the elimination of contribution requirements for high-speed Internet services effective with the conversion to price-cap regulations on July 1, 2008 and the reduction in the USF surcharge rate by 7 percent. Both items resulted in a proportionate reduction in USF contribution expense.

(c)	The decrease in state universal service support revenues is the result of the decline in recoverable costs.

Effective July 1, 2008, the Company converted the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. This conversion to price-cap regulation resulted in the transition of support received under the interstate common line support (“ICLS”) program to a fixed monthly dollar amount of support per access line. Historically that support was based largely on the recovery of costs and network investments. Support from the ICLS program totaled $11.8 million for the three months ended March 31, 2009. As a result of this change, future receipts from the program are expected to decline in proportion to future access line losses.

Also as a result of converting to price-cap regulation, the Company initiated a phased reduction of its interstate access rates to achieve an ultimate rate of $0.0065 per minute estimated to effect over 95 percent of our access lines by 2012. At March 31, 2009, Windstream had a composite interstate access rate of $0.0096. On July 1, 2009, The Company will implement its next rate reduction, which will have an estimated impact of $4.7 million annually with smaller reductions required in subsequent years.

Miscellaneous Revenues

Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. The following table reflects the primary drivers of year-over-year changes in miscellaneous revenues:

Miscellaneous

	Three Months Ended March 31, 2009
	Increase
(Millions)	(Decrease)%
Due to decreases in network management services performed for Alltel (a)	$(4.7)
Due to increases in digital television revenues (b)	1.3
Due to decreases in service fees and other (c)	(4.4)
Total miscellaneous	$(7.8)	(18)%

(a)	Decreases in network management services performed for Alltel are due to Alltel’s transition of these services to their own network. We billed Alltel approximately $0.8 million for these services in the first quarter of 2009.

(b)	Increases in digital television revenues are attributable to the increase in digital satellite television subscribers.

(c)	Decreases in service fees were attributable to the reduction in access lines.

Product Sales

Product sales represent sales of customer premise and other telecommunications equipment to business customers including government entities, other telecommunications service providers and contractors. Sales to residential customers primarily consist of modem and computer sales to customers that subscribe to Windstream’s high-speed Internet service. The following table reflects the primary drivers of year-over-year changes in product sales revenues:

Product sales

	Three Months Ended March 31, 2009
	Increase
(Millions)	(Decrease)%
Due to decreases in equipment sales to business customers (a)	$(7.7)
Due to increases in residential product sales and other (b)	2.0
Total product sales	$(5.7)	(14)%

(a)	Decreases in equipment sales to business customers are primarily due to the decline in the demand for these products.

(b)	Increases in residential product sales were primarily due to computer sales to qualifying residential high-speed Internet customers. These computers are sold at a loss to customers that sign a two-year contract for high-speed Internet services.

Average Service Revenue per Customer

Average service revenue per customer per month, calculated by dividing service revenues by average access lines in service for the period, increased slightly in the three month period of 2009, primarily due to high-speed Internet customer growth, as discussed above. Future growth in average service revenue per customer per month will depend on the Company’s success in sustaining sales of high-speed Internet and other enhanced services to new and existing customers.

Cost of Services

Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense (costs incurred by the Company to access the public switched network and to transport traffic to the Internet), bad debt expense and business taxes. The following table reflects the primary drivers of year-over-year changes in cost of services:

Cost of services

	Three Months Ended March 31, 2009
	Increase
(Millions)	(Decrease)%
Due to increases in pension expense (a)	$18.6
Due to increases in storm related expenses (b)	6.0
Due to decreases in interconnection expense (c)	(8.3)
Due to decreases in network operations (d)	(8.0)
Due to decreases in federal USF contributions (e)	(4.7)
Due to decreases in business taxes (f)	(4.4)
Due to decreases in other employee benefits (g)	(3.1)
Other	1.6
Total cost of services	$(2.3)	(1)%

(a)	Increases in pension expense are primarily due to the amortization in 2009 of the 2008 actuarial loss on pension assets. The actuarial loss was primarily driven by declines in the market value of pension assets, which were incurred in 2008 (see Note 8).

(b)	The increase in storm related expenses were associated with the Company’s efforts to repair network facilities damaged by severe ice storms primarily in our Kentucky service areas.

(c)	Decreases in interconnection costs were attributable to the favorable impacts of network efficiency projects as well as rate reductions. Partially offsetting these decreases were increases related to growth in high-speed Internet customers resulting in the purchase of higher capacity circuits.

(d)	Decreases in network operations resulted from the restructuring and workforce reduction announced in the fourth quarter of 2008 to realign certain network operations functions, and lower operating costs including reductions in fuel costs.

(e)	Decreases in the federal USF contributions were primarily due to the elimination of contribution requirements for high-speed Internet services effective with the conversion to price-cap regulations on July 1, 2008 and the reduction in the USF contribution rate, as previously discussed.

(f)	The decrease in business taxes is due to higher assessments for property and sales and use tax assessments in the first quarter of 2008.

(g)	The decrease in other employee benefits is primarily due to the reduction in postretirement benefits announced in the third quarter of 2008, with additional reductions attributable to the impact of the workforce reduction as well as changes in other benefit programs.

Cost of Products Sold

Cost of products sold represent the cost of customer premise and other telecommunications equipment to business customers including government entities, other telecommunications service providers and contractors. Cost of products sold to residential customers are primarily associated with modem and computer sales to customers that subscribe to Windstream’s high-speed Internet service. The following table reflects the primary drivers of year-over-year changes in cost of product sold:

Cost of products sold

	Three Months Ended March 31, 2009
	Increase
(Millions)	(Decrease)%
Due to decreases in equipment sales to business customers	$(5.5)
Due to increases in residential costs of product sold and other	0.8
Total cost of products sold	$(4.7)	(13)%

Gross margin on product sales decreased $1.0 million in 2009. The decrease in gross margin was primarily due to the decline in equipment sales to business customers in the three month period ending March 31, 2009, as compared to the same period in 2008.

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

Selling, general, administrative and other expenses

	Three Months Ended March 31, 2009
	Increase
(Millions)	(Decrease)%
Due to increases in pension expense (a)	$4.4
Due to decreases in advertising and distribution expense (b)	(1.7)
Due to decreases in general and administrative expense and other (c)	(5.1)
Total selling, general, administrative and other expenses	$(2.4)	(3)%

(a)	Increases in pension expense are due to the amortization in 2009 of the 2008 actuarial loss on pension assets. The actuarial loss was primarily driven by declines in the market value of pension assets, which were incurred in 2008 (see Note 8).

(b)	Decreases in advertising and distribution expense are due to the timing of the Company’s marketing campaigns for 2009.

(c)	The decrease in general and administrative expense is primarily due to the reduction in postretirement benefits announced in the third quarter of 2008, with additional reductions attributable to the impact of the workforce reduction as well as changes in other benefit programs.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

Depreciation and amortization expense

	Three Months Ended March 31, 2009
	Increase
(Millions)	(Decrease)%
Due to increases in amortization of franchise rights (a)	$8.0
Other	2.4
Total depreciation and amortization expense	$10.4	9%

(a)	Effective January 1, 2009, the Company began amortizing its franchises rights on a straight-line basis over an estimated useful life of 30 years. Previously, the Company estimated its franchise rights as having an indefinite useful life, but the effects of increasing competition resulted in a prospective change in the estimated useful life of these franchise rights (see Note 4).

Restructuring Charges

Restructuring charges, consisting primarily of severance and employee benefit costs, are triggered by the Company’s continued evaluation of its operating structure and identification of opportunities for increased operational efficiency and effectiveness. These costs should not necessarily be viewed as non-recurring. They are reviewed regularly by the Company’s decision makers and are included as a component of compensation targets.

The Company recorded a $0.1 million reduction in liabilities to reflect differences between estimated and actual costs paid associated with a work force reduction initiated during the fourth quarter of 2008. In the first quarter of 2008, the Company incurred $0.6 million in severance and employee-related costs primarily related to the announced realignment of certain information technology functions.

Merger and Integration Costs

Merger and integration costs are unpredictable by nature and include costs incurred during strategic transactions such as transaction costs, rebranding costs and system conversion costs.

In 2009, there were no merger and integration costs. Set forth below is a summary of merger and integration costs for the three months ended March 31, 2008:

Merger and integration costs

	Three Months Ended March 31,
(Millions)	2009	2008
Transaction costs associated with the acquisition of CTC	$—	$0.1
Computer system separation and conversion costs	—	1.5

Total merger and integration costs	$—	$1.6

Transaction costs primarily include charges for accounting, legal and broker fees and other miscellaneous costs associated with the acquisition of CT Communications, Inc. (“CTC”). Other merger and integration costs during the first quarter of 2008, include computer system and conversion costs. These costs are considered indirect or general and are expensed when incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations”.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of March 31, 2009 the Company had an unpaid merger, integration and restructuring liability totaling $1.3 million associated with Valor lease termination costs, which is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. Valor lease payments will be made over the remaining term of the lease expiring in the third quarter of 2010. Each of these payments will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $43.7 million, or 15 percent, in the three months ended March 31, 2009, as compared to the same period of 2008. This decline was primarily due to the unfavorable impact of pension and amortization expense as well as storm related costs. The remaining decline of approximately $6.7 million is attributable to revenue declines associated with continued access line losses, offset by the favorable impacts of high-speed Internet customer growth and expense management initiatives.

Other Income, Net

The components of other income, net were as follows for the three months ended March 31:

(Millions)	2009	2008
Interest income on cash and cash equivalents	$0.6	$0.8
Gain on sale of investments	—	7.3
Mark-to-market of interest rate swap agreement	—	(3.9)
Other income (expense), net	0.2	1.4

Other income, net	$0.8	$5.6

Other income, net decreased $4.8 million, or 86 percent, in the three months ended March 31, 2009, as compared to the same period of 2008. Decreases were primarily due to a $7.3 million gain recognized in the three months ended March 31, 2008, from the sale of the Company’s investments in non-consolidated cellular partnerships acquired through the merger with Valor in 2006. Partially offsetting this gain in the first quarter of 2008 was a decrease in the fair value of the undesignated portion of an interest rate swap agreement, as discussed further in Note 5. Pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended, changes in the market value of the undesignated portion of this interest rate swap are included in net income. The market value calculation of this interest rate swap is based on estimates of forward variable interest rates, and changes in estimated forward rates could result in significant non-cash increases or decreases in other income, net in future periods.

Interest Expense

Interest expense was as follows for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2009	2008
Senior secured credit facility, Tranche A	$2.4	$4.1
Senior secured credit facility, Tranche B, net of interest rate swaps	22.9	25.3
Senior secured credit facility, revolving line of credit	1.2	2.5
Senior unsecured notes	63.8	63.7
Notes issued by subsidiaries	9.8	10.0
Other interest expense	0.1	0.1
Less capitalized interest expense	(0.5)	(0.7)

Total interest expense	$99.7	$105.0

Interest expense decreased $5.3 million, or 5 percent, in the three months ended March 31, 2009, as compared to the same period of 2008. The decreases were primarily due to declines in the LIBOR (London-Interbank Offered Rate) rate impacting the Tranche A and the unhedged portion of Tranche B notes. The weighted-average interest rate paid on the Company’s long-term debt during the first quarter of 2009 was 7.4 percent, as compared to 7.7 percent for the same period of 2008.

Income Taxes

Income tax expense decreased $9.6 million, or 13 percent, in the three month period ending March 31, 2009, as compared to the same period of 2008. The decrease in income tax expense is generally consistent with the Company’s decrease in income before taxes. The Company’s effective tax rate increased to 42.6 percent in the three months ended March 31, 2009 as compared to 37.9 percent in the corresponding period of 2008. The increase in the effective rate is due to a discrete item recognized in the first quarter of 2009 related to the Company’s net operating loss carryforward in Kentucky. The impact of this discrete item is immaterial to the estimated annual effective income tax rate. For 2009, the Company’s effective income tax rate is expected to range between 38.0 and 39.0 percent. Changes in the profitability of the Company, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

Regulatory Matters

Our incumbent local exchange carrier subsidiaries (collectively the “ILECs”) are regulated by both federal and state agencies. Interstate products and services and the related earnings are subject to federal regulation by the Federal Communications Commission (“FCC”) and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over interstate switched and special access rates and high-speed Internet service offerings and regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. State PSCs have principal jurisdiction over matters including local service rates, intrastate access rates, quality of service, the disposition of public utility property and the issuance of securities or debt by the local operating companies. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 19, 2009.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law that included various financial incentives to qualifying entities for the expansion of broadband services in both unserved and underserved communities throughout the nation. The legislation allocates approximately $7.2 billion for the expansion of both wired and wireless broadband services. However, many of the details for implementing the expansion programs will be determined by the government agencies charged with their oversight. Until that process occurs, we cannot determine whether or not, or to what extent, the Company would benefit from the broadband service component of the legislation.

Price-Cap Petition Granted by FCC

Effective July 1, 2008, the Company converted the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure, because rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure, and under price-cap regulation, the Company’s high-speed Internet services became deregulated effective July 1, 2008. Prior to the conversion, with the exception of our Nebraska and New Mexico operations, and a portion of our Kentucky, Oklahoma and Texas operations, our interstate ILEC operations were subject to rate-of-return regulation by the FCC.

Inter-carrier Compensation

The FCC is currently conducting a rulemaking proceeding to consider changes to the rules governing inter-carrier compensation. Windstream strongly supports regulatory reform. At this time, we can not predict the ultimate outcome of these proceedings or the impact on our revenues and expenses.

State Regulation

Local and Intrastate Rate Regulation

Most states in which our ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services. We have elected alternative regulation for our ILEC subsidiaries in all states except New York. On March 4, 2008, the New York PSC issued an order providing retail rate flexibility to certain rate-of-return regulated carriers, including Windstream, based on the level of competition in their service areas and whose regulated earnings are no higher than five percent above their authorized threshold. We continue to advocate for greater alternative regulation options in New York where our ILEC subsidiary remains subject to rate-of-return regulation.

State Universal Service

The Pennsylvania PUC is currently conducting a review of its universal service fund. This review is expected to conclude no later than June 2009. The review is focused on various aspects of the fund as they pertain to the basic rates of eligible USF recipient companies and the impact of their alternative regulation plans. The Company receives $10.7 million annually from the fund. The Company cannot estimate at this time the financial impact that would result from changes, if any, to the Pennsylvania universal service fund.

Texas USF and Texas Large Company High Cost Program Settlement

We recognize revenue from state universal service funds in a limited number of states in which we operate. In the first quarter of 2009, Windstream received $32.1 million in state universal service support, which included approximately $24.4 million from the Texas USF, as compared to $35.2 million in state universal service support, which included approximately $26.0 million from the Texas USF, in the same period of 2008. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets.

On January 29, 2009, the Texas PUC adopted an Administrative Law Judge recommendation that the Company reimburse $8.0 million (including interest) to the fund for alleged over-payments received from 2000-2007, but that no administrative penalties should be imposed. On March 6, 2009, the Company paid the amount deemed to be an over-payment plus interest. All of this payment had been fully accrued and included in other current liabilities of the accompanying consolidated balance sheets. See Note 7 for further discussion.

The rules governing the Texas universal service fund provide for a review of the fund every three years. In the third quarter of 2007, the Texas Public Utility Commission Staff (“PUC”) filed a petition to review the USF amounts received by the large company participants. In March 2008, Windstream, along with all the other parties in this proceeding including three other ILECs receiving support from the large company fund, reached agreement on a framework that will determine the amount of support each company receives from the fund effective January 1, 2009. As a result of this agreement, the annual amount of support received from the fund by the Company will decline by approximately $5.0 million. However, the Company expects to recover at least that amount from its end user customers through modest rate increases that will be phased in over a three year period, which began January 1, 2009. The Texas PUC approved the settlement on April 25, 2008.

The Texas USF small company high cost fund will likely be under review beginning in 2009. Windstream receives approximately $12.5 million annually from the Texas high cost program for small companies. The Company does not expect to incur any significant reductions in the amount of support from this fund.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During the three months ended March 31, 2009, the Company generated $215.0 million in cash flows from operations and ended the quarter with $312.2 million in cash and cash equivalents. At March 31, 2009, current maturities of long-term debt were $24.2 million. The Company expects to fund the payment of these obligations through operating cash flows over the next twelve months. At March 31, 2009, the Company also had $343.2 million available under its $500.0 million revolving line of credit, which expires in 2011. Subsequently, on May 1, 2009, the Company repaid the full amount of borrowings outstanding under the revolving line of credit at March 31, 2009 of $150.0 million. We expect that cash on hand, along with cash generated from operations during the year, will be adequate to finance the ongoing operating requirements, capital expenditures, scheduled principal and interest payments of long-term debt and payments of dividends in 2009. Any temporary cash needs will be funded through borrowings available under the revolving line of credit.

During the three months ended March 31, 2009, the assets of Windstream’s pension plan have declined 9.6 percent from approximately $654.0 million to $591.1 million due to routine payments of $16.4 million as well as declines in the market value of assets held of approximately $46.5 million. The Company does not expect to have any cash contribution requirements in 2009. In addition, the Company’s estimate of 2010 cash contributions to the plan are expected to be lower than the estimate reported in the Company’s Annual Report on Form 10-K due to the Company’s continued evaluation of its funding requirements under the currently proposed regulations. The amount and timing of additional future contributions to the plan will depend on various factors including the finalization of funding regulations, future investment performance, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.

The Company’s Board of Directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors and is subject to the Company’s restricted payment capacity under its debt covenants as further discussed below. Dividends paid to shareholders were $0.25 per share during the first quarter of 2009, totaling $109.9 million. Windstream also paid $109.6 million to shareholders in April 2009 pursuant to a $0.25 quarterly dividend declared during the first quarter of 2009.

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. Through March 31, 2009, the Company had repurchased 18.6 million shares for $221.0 million, of which 2.6 million shares for $20.7 million were repurchased during the three months ended March 31, 2009. An additional repurchase of 1.5 million shares for $12.1 million was completed in early April 2009. As of March 31, 2009, the Company had approximately $680.0 million of restricted payment capacity, as governed by our debt covenants, available to fund the share repurchase program and dividends to shareholders. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. The Company will continue to opportunistically consider free cash flow accretive initiatives including additional share repurchases. Completion of the share repurchase plan will depend on such factors as the overall credit environment, the liquidity needs of the business and the Company’s evaluation of other strategic opportunities to enhance shareholder return. If the credit markets deteriorate significantly from current levels, the Company may also consider debt repurchases.

As discussed further in Note 5, the Company currently has approximately $5.4 billion in long-term debt outstanding, including current maturities. This outstanding debt is primarily comprised of approximately $2.3 billion secured primarily under the Company’s senior secured credit facilities and approximately $3.1 billion in unsecured senior notes. Scheduled principal payments under the credit facility approximate $14.0 million per year through 2011 at which time the remaining principle balance of $433.3 million under Tranche A of the senior secured credit facilities, will also be due. In addition, the Company will make sinking fund payments of approximately $10.0 million per year on its subsidiary debt.

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

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2009, the Company was in compliance with all such covenants and restrictions.

As of March 31, 2009, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured and senior unsecured credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BBB	BBB-
Senior unsecured credit rating	Ba3	BB	BB+
Outlook	Stable	Stable (a)	Stable

(a)	On April 24, 2009, S&P changed its outlook on Windstream from Stable to Negative, but reaffirmed the credit ratings noted above.

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

Historical Cash Flows

	Three Months Ended March 31,
(Millions)	2009	2008
Cash flows from (used in):
Operating activities	$215.0	$215.1
Investing activities	(62.8)	(30.2)
Financing activities	(136.6)	(203.4)

Increase (decrease) in cash and cash equivalents	$15.6	$(18.5)

Cash Flows-Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities remained relatively unchanged in the three months ended March 31, 2009, as compared to the same period in 2008. Declines in cash flows from operating activities were attributable to the $8.0 million refund of alleged USF over-payments discussed further in “State Regulation” above, as well as changes in working capital requirements, including timing differences in the payment of trade payables, taxes and interest. Partially offsetting these decreases were timing differences in the billing and collections of accounts receivable and purchases of inventory. During the first three months of 2009, the Company generated sufficient cash flows from operations to fund its capital expenditures, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2009.

Cash Flows-Investing Activities

Capital expenditures for the three months ended March 31, 2009 were $62.8 million, as compared to $55.8 million for the same period in 2008. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to expand our offering of other communications services, including high-speed Internet communication services. The Company funded its capital expenditures through internally generated funds.

Capital expenditures in the first quarter of 2008 were partially offset by $16.4 million in net proceeds received on the sale of acquired assets held for sale discussed in Note 3, “Dispositions”.

Cash Flows-Financing Activities

As discussed above, the primary use of funds through financing activities was the payment of dividends to shareholders during the first quarter of 2009. These payments decreased by $3.7 million during the first quarter of 2009 as compared to the same period for 2008 due to fewer shares issued and outstanding as of March 31, 2009, as a result of the stock repurchase program. As previously discussed, during the first quarter of 2009, the Company repurchased 2.6 million shares of its common stock for $20.7 million as compared to the repurchase of 8.4 million shares for $100.2 million in the same period of 2008.

Repayments of borrowings were $3.6 million for the three months ended March 31, 2009, and $88.6 million for the three months ended March 31, 2008. Debt issued, net of issuance costs, during the three months ended March 31, 2008 totaled $100.0 million. During the first quarter of 2008, the Company borrowed $100.0 million from its $500.0 million revolving credit agreement, of which $85.0 million was repaid during the quarter. There were no debt issuances, borrowings or payments under the revolving credit agreement during the three months ended March 31, 2009. Other retirements of long-term debt in both periods reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity in the future.

Contractual Obligations and Commitments

There have been no significant changes in the Company’s contractual obligations and commitments since December 31, 2008 as set forth in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 in the Company’s Annual Report on Form 10-K, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectibility of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies.

Effective January 1, 2009, the Company prospectively changed its assessment of useful life for its franchises rights from indefinite-lived to 30 years primarily due to the effects of increasing competition. See Notes 2 and 4 for further discussion of the change in useful life of the franchise rights.

There were no other material changes to the Company’s critical accounting policies during the three month period ended March 31, 2009.

Recently Adopted Accounting Pronouncements

Adoption of SFAS No. 141(R) - SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141, as amended by FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from

Contingencies”, became effective January 1, 2009. The adoption of this statement did not have a material impact on Windstream’s consolidated financial statements. However, the Company will continue to assess the effects of this pronouncement on any future business combinations as they occur. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) changed the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date and included a substantial number of new disclosure requirements.

Adoption of SFAS No. 160 - Windstream adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” on January 1, 2009. Since Windstream does not have any non-controlling interest, the adoption of SFAS No. 160 did not impact the Company’s consolidated financial statements.

Adoption of SFAS No. 161 - On January 1, 2009, Windstream adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 required companies with derivative instruments to disclose information to enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. See Notes 5, 6 and 10 for the disclosures required by SFAS No. 161.

Adoption of FSP FAS 142-3 - Windstream adopted FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” on January 1, 2009. Windstream’s historical experience in renewing the Company’s franchise rights is consistent with previous renewal assumptions used in the determination of useful lives. Thus, the adoption of FSP FAS 142-3 did not impact Windstream’s consolidated financial statements. FSP FAS 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and required disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.

Adoption of FSP EITF 03-6-1 - On January 1, 2009, the Company adopted FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Under FSP EITF 03-6-1, Windstream’s non-vested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are considered participating securities and have been included in the computation of basic earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share” and are no longer considered potentially dilutive. Basic and diluted earnings per share have been retrospectively adjusted as a result of the adoption of FSP EITF 03-6-1. See Note 11 for the calculation of earnings per share.

Adoption of SFAS No. 162 - In the fourth quarter of 2008, Windstream adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The hierarchical guidance provided by SFAS No. 162 did not impact the Company’s consolidated financial statements.

Adoption of SFAS No. 157 - The adoption of SFAS No. 157, “Fair Value Measurements” on January 1, 2008 for financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis and the adoption of FSP FAS 157-2, “Effective Date of Financial Accounting Standards Board (“FASB”) Statement No. 157” on January 1, 2009 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis did not have a material impact on our consolidated financial statements. SFAS No. 157 defined fair value, established a framework for measuring fair value and expanded the disclosures about the use of fair value to measure assets and liabilities. FSP FAS 157-2 deferred the implementation of SFAS No. 157 for non-financial assets and liabilities, except items recognized or disclosed at fair value on an annual or more frequently recurring basis, for one year.

Windstream adopted FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, effective July 1, 2008. FSP FAS 157-3 did not have a material impact on our consolidated financial statements. FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market by allowing companies to use judgment in addition to market information in certain circumstances when valuing assets which have inactive markets. See Note 6 for information and related disclosures regarding Windstream’s fair value measurements.

Adoption of SFAS No. 159 - In the first quarter of 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. Since Windstream did not elect the fair value option for any of its eligible financial assets and liabilities, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial statements.

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

FSP FAS 107-1 and APB 28-1 - On April 9, 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion No. (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This pronouncement extends the annual disclosures required under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Upon implementation, Windstream will provide expanded disclosures in its June 30, 2009 consolidated financial statements.

FSP FAS 157-4 - On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the financial asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Windstream is currently evaluating the impact, if any, that FSP FAS 157-4 will have on its consolidated financial statements.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain forward-looking statements. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

The Company’s market risks at March 31, 2009 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 19, 2009. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, the Company is exposed to market risk from changes in interest rates. The Company does not directly own significant marketable equity securities other than highly liquid cash equivalents, nor does it operate in foreign countries. However, the Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

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

Due to the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million at July 17, 2006 to convert variable interest rate payments to fixed. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,250.0 million as of March 31, 2009. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 1.14 percent at March 31, 2009. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $102.5 million as of March 31, 2009, are recognized in net income. The change in market value had no impact to net income, primarily due to an insignificant change in LIBOR during the first quarter of 2009. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of March 31, 2009, the amount outstanding under the Company’s variable rate senior secured credit facilities exceed the unamortized notional value of the four interest rate swap agreements by $558.8 million, or approximately 10.4 percent of its total outstanding long-term debt. Windstream has estimated its interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $5.6 million. Actual results may differ from this estimate.

Equity Risk

The Company is exposed to market risk through the Company’s pension plan investments. The fair market value of these investments, totaling $591.1 million at March 31, 2009, declined 9.6 percent from $654.0 million at December 31, 2008, due to benefit payments as well as a 6.9 percent decline in the market value of assets held. Primarily as a result of the $347.0 million decline in the market value of pension assets that occurred during 2008, the Company will recognize pension expense of $90.4 million in 2009 as compared to a benefit of $1.6 million in 2008.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 14, 2008, Windstream Corporation, Windstream Nebraska, Inc., Windstream Systems of the Midwest, Inc., and Windstream Benefits Committee filed a class action complaint for declaratory judgment in the United States District Court for the District of Nebraska against the local bargaining unit for the Communication Workers of America and several former Aliant retirees individually and as representatives of persons similarly situated, requesting the court to declare that the Company had a unilateral right to make certain amendments to its postretirement, medical and life insurance plans. On December 3, 2008, the Court entered the Company’s Notice of Agreed Dismissal dismissing the Company’s claims against the local bargaining unit for the Communication Workers of America. On November 26, 2008, the individual defendants moved for a preliminary injunction that sought to prevent the Company from implementing the amendments to its postretirement, medical and life insurance plans on December 30, 2008. The Court entered an order denying the individual defendants’ motion for a preliminary injunction on December 30, 2008. Trial in this matter has been tentatively scheduled for the third quarter of 2009. The Company intends to vigorously assert and defend its position in this matter.

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

Item 1A. Risk Factors

During the first quarter of 2009, there have been no material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February  19, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. Information associated with this plan is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value that May Yet Be Purchased Under the Plans (Millions)
January 1-31, 2009	—	$—	—	$199.7
February 1-28, 2009	—	—	—	$199.7
March 1-31, 2009	2,607,100	7.95	2,607,100	$179.0

Total	2,607,100	$7.95	2,607,100

As of March 31, 2009, the Company had repurchased 18.6 million shares for $221.0 million, and had sufficient restricted payments capacity under its indentures to complete the share repurchase program. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other strategic investments reduce the available restricted payments capacity. Achievement of the share repurchase plan will depend on such factors as the overall credit environment and liquidity needs of the business. If the credit markets deteriorate significantly from current levels, the Company may also consider debt repurchases. In early April 2009, the Company completed the repurchase of an additional 1.5 million shares totaling $12.1 million.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 46.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Brent Whittington
Brent Whittington
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
May 8, 2009

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