Form 10-Q
period 2009-06-30
WINDSTREAM CORP
filed 2009-08-06
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

Number of common shares outstanding as of July 31, 2009: 436,709,299

The Exhibit Index is located on page 53

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2009	2008	2009	2008
Revenues and sales:
Service revenues	$ 714.5	$ 752.7	$ 1,435.3	$ 1,512.8
Product sales	38.4	47.2	72.6	87.1

Total revenues and sales	752.9	799.9	1,507.9	1,599.9
Costs and expenses:
Cost of services (excluding depreciation of $102.1, $98.1, $203.2 and $195.0, respectively, included below)	249.7	250.8	500.9	504.3
Cost of products sold	33.6	43.5	63.9	78.5
Selling, general, administrative and other	90.4	88.3	179.4	179.7
Depreciation and amortization	133.3	123.3	265.3	244.9
Restructuring charges	0.1	0.5	—	1.1
Merger and integration costs	1.4	4.6	1.4	6.2

Total costs and expenses	508.5	511.0	1,010.9	1,014.7
Operating income	244.4	288.9	497.0	585.2

Other income, net	0.6	3.0	1.4	8.6
Interest expense	(97.8)	(103.6)	(197.5)	(208.6)

Income from continuing operations before income taxes	147.2	188.3	300.9	385.2
Income taxes	56.4	70.4	121.9	145.4

Income from continuing operations	90.8	117.9	179.0	239.8
Discontinued operations, including tax benefit of $1.0 and $0.4, respectively	—	(15.9)	—	(14.1)

Net income	$ 90.8	$ 102.0	$ 179.0	$ 225.7
Basic and diluted earnings per share:
Income from continuing operations	$.21	$.27	$.41	$.53
Loss from discontinued operations	—	(.04)	—	(.03)

Net income	$.21	$.23	$.41	$.50

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Millions) Assets	(Unaudited) June 30, 2009	December 31, 2008
Current Assets:
Cash and cash equivalents	$245.4	$296.6
Accounts receivable (less allowance for doubtful accounts of $16.2 and $16.3, respectively)	296.2	316.6
Inventories	31.0	30.8
Deferred income taxes	19.0	30.8
Prepaid expenses and other	37.1	33.9

Total current assets	628.7	708.7

Goodwill	2,198.2	2,198.2
Other intangibles	1,091.9	1,132.2
Net property, plant and equipment	3,798.8	3,897.1
Other assets	71.9	73.1
Total Assets	$7,789.5	$8,009.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$24.2	$24.3
Current portion of interest rate swaps	45.2	40.5
Accounts payable	119.8	134.0
Advance payments and customer deposits	92.2	94.0
Accrued dividends	109.2	109.9
Accrued taxes	54.4	48.0
Accrued interest	132.1	138.4
Other current liabilities	49.9	76.2

Total current liabilities	627.0	665.3
Long-term debt	5,202.0	5,358.2
Deferred income taxes	1,111.4	1,070.6
Other liabilities	622.7	662.9
Total liabilities	7,563.1	7,757.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 436.7 and 439.4 shares issued and outstanding, respectively	—	—
Additional paid-in capital	77.4	101.5
Accumulated other comprehensive loss	(298.7)	(336.6)
Retained earnings	447.7	487.4

Total shareholders’ equity	226.4	252.3
Total Liabilities and Shareholders’ Equity	$7,789.5	$8,009.3

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2009	2008
Cash Provided from Operations:
Net income	$179.0	$225.7
Adjustments to reconcile net income to net cash provided from operations:
Loss on net assets held for sale	—	16.4
Depreciation and amortization	265.3	247.1
Provision for doubtful accounts	21.0	16.8
Stock-based compensation expense	10.6	9.2
Pension and postretirement benefits expense	48.4	8.8
Deferred taxes	27.2	61.7
Other, net	1.4	(0.1)
Changes in operating assets and liabilities, net:
Accounts receivable	(0.6)	(14.3)
Accounts payable	(14.2)	(17.3)
Accrued interest	(6.3)	(2.1)
Accrued taxes	6.4	(23.1)
Other current liabilities	(24.8)	(15.5)
Other, net	(14.2)	(6.4)

Net cash provided from operations	499.2	506.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(139.5)	(133.3)
Disposition of acquired assets held for sale	—	17.3
Other, net	0.3	10.6

Net cash used in investing activities	(139.2)	(105.4)
Cash Flows from Financing Activities:
Dividends paid on common shares	(219.4)	(225.4)
Stock repurchase	(32.8)	(200.3)
Repayment of debt	(157.1)	(207.1)
Debt issued, net of issuance costs	—	220.0
Other, net	(1.9)	(1.1)

Net cash used in financing activities	(411.2)	(413.9)

Decrease in cash and cash equivalents	(51.2)	(12.4)
Cash and Cash Equivalents:
Beginning of period	296.6	72.0

End of period	$245.4	$59.6

Supplemental Cash Flow Disclosures:
Interest paid	$202.5	$208.6
Income taxes paid, net of refunds	$78.4	$103.5

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2008	$101.5	$(336.6)	$487.4	$252.3
Net income	—	—	179.0	179.0
Other comprehensive income, net of tax: (See Note 10)
Change in employee benefit plans	—	21.2	—	21.2
Unrealized holding gain on interest rate swaps	—	16.7	—	16.7
Comprehensive income	—	37.9	179.0	216.9
Stock repurchase	(32.8)	—	—	(32.8)
Stock-based compensation expense	10.6	—	—	10.6
Other	(1.9)	—	—	(1.9)
Dividends of $0.50 per share declared to stockholders	—	—	(218.7)	(218.7)
Balance at June 30, 2009	$77.4	$(298.7)	$447.7	$226.4

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

_____

1.	Preparation of Interim Financial Statements:

Formation of Windstream - In this report, Windstream Corporation and its subsidiaries are referred to as “Windstream”, “we”, or “the Company”. On July 17, 2006, Alltel Corporation (“Alltel”) completed the spin off of its wireline telecommunications division and immediately merged with and into Valor Communications Group, Inc. (“Valor”), with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation.

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

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in Windstream’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 19, 2009.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements and accompanying notes are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements and accompanying notes, and such differences could be material.

2.	Accounting Changes:

Change in Accounting Estimate - Effective January 1, 2009, the Company prospectively changed its estimate of useful life for its franchise rights from indefinite-lived to 30 years primarily due to the effects of increasing competition. Commensurate with this change, the Company reviewed its franchise rights for impairment, and noted that no impairment existed as of January 1, 2009. As a result of this change, amortization expense increased by $8.0 million and $15.9 million, calculated on a straight line basis, and net income decreased $4.9 million and $9.5 million or $.01 and $.02 per share for the three and six month periods ended June 30, 2009, respectively.

Recently Adopted Accounting Standards

Adoption of SFAS No. 165 - Windstream adopted SFAS No. 165, “Subsequent Events”, in the second quarter of 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Subsequent events have been evaluated through August 6, 2009, the date the financial statements were issued.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

Adoption of FSP FAS 107-1 and APB 28-1 - On April 1, 2009, Windstream adopted Financial Accounting Standards Board (“FASB”) Staff Position No. (“FSP”) FAS 107-1 and Accounting Principles Board Opinion No. (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This pronouncement extended the annual disclosures required under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to interim reporting periods. See Note 6 for the disclosures required by FSP FAS 107-1 and APB 28-1.

Adoption of FSP FAS 157-4 - Effective April 1, 2009, Windstream adopted FSP FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provided additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the financial asset or liability has significantly decreased. FSP FAS 157-4 also provided guidance on identifying circumstances that indicate a transaction is not orderly. There was no impact to Windstream’s consolidated financial statements upon adoption.

Adoption of SFAS No. 141(R) - SFAS No. 141(R), “Business Combinations”, a revision of SFAS No. 141, became effective January 1, 2009. Under SFAS No. 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) changed the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also included a substantial number of new disclosure requirements. See Note 16 for the impact of adoption related to the acquisition of D&E Communications, Inc. (“D&E”).

In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP FAS 141R-1 amends and clarifies SFAS No. 141(R) on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. It is effective for, and will be applied to, all future combinations. There was no impact to Windstream’s consolidated financial statements upon adoption.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

Adoption of SFAS No. 162 - In the fourth quarter of 2008, Windstream adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with U.S. GAAP. The hierarchical guidance provided by SFAS No. 162 did not impact the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

SFAS No. 168 - On July 1, 2009, the FASB released the “FASB Accounting Standards Codification” (the “Codification”) as the single authoritative source for U.S. GAAP as described in SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS No. 162. The Codification did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification were considered nonauthoritative. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon implementation, Windstream will update all references to U.S. GAAP in its consolidated financial statements because the Codification completely replaced existing standards.

SFAS No. 167 - The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”on June 12, 2009. SFAS No. 167 revises the approach to determining the primary beneficiary of a variable interest entity to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a variable interest entity. SFAS No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 167 will have on its consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

SFAS No. 166 - In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140”. SFAS No. 166 includes:

•	eliminating the qualifying special-purpose entity concept,

•	a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting,

•	clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale,

•	a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and

•	extensive new disclosures.

SFAS No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 166 will have on its consolidated financial statements.

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

3.	Dispositions:

Disposition of Wireless Business - On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million. The transaction included approximately 52,000 wireless customers, spectrum licenses and cell sites covering a four-county area of North Carolina with a population of approximately 450,000, and six retail locations. Revenues from these operations totaled $11.8 million and $23.5 million during the three and six month periods ended June 30, 2008, respectively. The operating results of the wireless business have been separately presented as discontinued operations in the accompanying unaudited interim consolidated statements of income.

Disposition of Acquired Assets Held for Sale - Certain assets acquired from CT Communications, Inc. (“CTC”), including the corporate headquarters building and a license for wireless spectrum, were sold during the first six months of 2008. Windstream received net proceeds of $17.3 million, which approximated the fair value at the date of acquisition.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

4.	Goodwill and Other Intangible Assets:

As of January 1, 2009, the Company completed its annual impairment review of goodwill and franchise rights in accordance with the guidance contained in SFAS No. 142 “Goodwill and Other Intangible Assets” and determined that no write-down in the carrying value of these assets was required. Commensurate with its change from multiple segments to a single reporting segment as discussed further in Note 1, the Company no longer uses a combination of the discounted cash flows and the calculated market values of comparable companies to determine the fair value of a reporting unit. Rather, the Company assesses impairment of its goodwill by evaluating the carrying value of its shareholders’ equity against the current fair market value of its outstanding equity, where the fair market value of the Company’s equity is equal to its current market capitalization plus a control premium estimated to be 20 percent through the review of recent market observable transactions involving wireline telecommunication companies. During the six months ended June 30, 2009, there were no changes in the carrying amounts of goodwill.

The carrying value of the Company’s franchise rights was $955.0 million as of December 31, 2008. As discussed in Note 2, effective January 1, 2009, the Company prospectively changed its assessment of useful life for its franchise rights from indefinite-lived to 30 years. Effective with this change these rights are now amortized on a straight line basis in accordance with the way in which these operations are expected to contribute to the undiscounted cash flows of the Company.

Intangible assets subject to amortization were as follows:

(Millions)	June 30, 2009
	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$955.0	$(15.9)	$939.1
Valor customer list	210.0	(110.6)	99.4
CTC customer list	45.0	(15.7)	29.3
Other customer list	67.6	(44.3)	23.3
Cable franchise rights	22.5	(21.7)	0.8

	$1,300.1	$(208.2)	$1,091.9

	December 31, 2008
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor customer list	$210.0	$(94.4)	$115.6
CTC customer list	45.0	(11.7)	33.3
Other customer list	67.6	(40.9)	26.7
Cable franchise rights	22.5	(20.9)	1.6

	$345.1	$(167.9)	$177.2

Amortization expense for intangible assets subject to amortization was $20.2 million and $40.3 million for the three and six month periods ended June 30, 2009, respectively, as compared to $13.6 million and $26.9 million for the same periods of 2008. Amortization expense for intangible assets subject to amortization is estimated to be $78.2 million in 2009, $71.1 million in 2010, $65.4 million in 2011, $59.7 million in 2012 and $47.4 million in 2013.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments:

Long-term debt was as follows:

(Millions)	June 30, 2009	December 31, 2008
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A - variable rates, due July 17, 2011	$ 283.3	$ 283.3
Senior secured credit facility, Tranche B - variable rates, due July 17, 2013	1,372.0	1,379.0
Senior secured credit facility, Revolving line of credit - variable rates, due July 17, 2011 (a)	—	150.0
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016 (c)	1,746.0	1,746.0
2013 Notes – 8.125%, due August 1, 2013 (c)	800.0	800.0
2019 Notes – 7.000%, due March 15, 2019 (c)	500.0	500.0
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. - 7.75%, due February 15, 2015 (b) (c)	400.0	400.0
Windstream Holdings of the Midwest, Inc. - 6.75%, due April 1, 2028 (b) (c)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC - 6.50%, due November 15, 2013	50.0	50.0
Teleview, LLC - 7.00%, due January 2, 2010 and May 2, 2010	0.2	0.3
Discount on long-term debt, net of premiums	(25.3)	(26.1)

	5,226.2	5,382.5
Less current maturities	(24.2)	(24.3)

Total long-term debt	$ 5,202.0	$ 5,358.2

(a)	During the second quarter of 2009, the Company repaid the full amount outstanding under its revolving line of credit in its senior secured credit facilities. The revolving line of credit’s variable interest rates ranged from 1.59 percent to 2.45 percent, and the weighted average rate was 1.77 percent during the six months ended June 30, 2009. Letters of credit are deducted in determining the total amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving credit agreement may not exceed $500.0 million. At June 30, 2009, the amount available for borrowing under the revolving credit agreement was $493.2 million.

(b)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facilities. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

(c)	Certain of the Company’s debentures and notes are callable by the Company at various premiums on early redemption.

The terms of the senior secured credit facilities and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios, restrict its ability to incur additional indebtedness, and limit its cash payments. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, as well as restrictions on capital expenditures, which must not exceed a specified amount in any fiscal year (for 2009 this amount is $582.5 million, which includes $132.5 million of unused capacity from 2008).

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. The Company was in compliance with these covenants as of June 30, 2009.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

Maturities for debt outstanding as of June 30, 2009 for each of the twelve month periods ended June 30, 2010, 2011, 2012, 2013, and 2014 are $24.2 million, $32.3 million, $295.5 million, $24.0 million and $2,129.5 million, respectively.

Interest expense was as follows for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Interest expense related to long-term debt	$ 85.3	$ 95.2	$ 174.6	$ 196.3
Impacts of interest rate swaps	12.9	8.5	23.7	13.0
Other interest expense	—	—	0.1	0.1
Less capitalized interest expense	(0.4)	(0.1)	(0.9)	(0.8)

Total interest expense	$ 97.8	$ 103.6	$ 197.5	$ 208.6

Windstream has entered into four identical pay fixed, receive variable interest rate swap agreements totaling $1,600.0 million in notional value in order to mitigate the interest rate risk inherent in its variable rate senior secured credit facilities. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR (London-Interbank Offered Rate). The Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which matures on July 17, 2013. The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($100.4 million as of June 30, 2009) was de-designated as the corresponding hedged item was repaid. Therefore, the undesignated portion of the swap agreement was no longer an effective hedge of the variable interest rate paid on Tranche B.

Set forth below is information related to the Company’s interest rate swap agreements:

(Millions, except for percentages)	June 30, 2009	December 31, 2008
Unamortized notional value:
Designated portion	$1,124.6	$1,176.2
Undesignated portion	$100.4	$105.0
Fair value of interest rate swap agreements (see Note 6):
Designated portion	$(113.5)	$(140.8)
Undesignated portion	$(10.2)	$(12.6)

Fixed rate paid	5.60%	5.60%
Variable rate received	1.11%	4.55%

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

assessed as being unlikely in order to conclude that there is no ineffectiveness in the hedging relationship. The Company performs and documents this assessment under Method 1 each quarter, and it concluded at June 30, 2009 that there was no ineffectiveness to be recognized in earnings for any of its four interest rate swap agreements that are designated as hedges. In accordance with SFAS No. 133, the Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts.

Changes in fair value of these derivative instruments were as follows for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Increase in fair value of effective portion, net of tax (a)	$16.9	$32.3	$16.5	$5.3
Increase in fair value of undesignated portion (b)	$2.4	$4.7	$2.4	$0.8

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

(b)	Represents non-cash income recorded in other income, net in the accompanying consolidated statement of income.

Net amounts due related to designated interest rate swap agreements are recorded as adjustments to interest expense in the accompanying unaudited interim consolidated statements of income when earned or payable.

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

The Company’s non-financial assets and liabilities include goodwill, intangible assets and asset retirement obligations (“AROs”) that are measured at fair value on a non-recurring basis. No event occurred during the six months ended June 30, 2009 requiring goodwill or intangible assets to be recognized at fair value (see Notes 2 and 4). The fair value measurements for AROs were insignificant during the six months ended June 30, 2009.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

6.	Fair Value Measurements, Continued:

The fair values of the Company’s cash equivalents and interest rate swaps were determined using the following inputs:

(Millions)			June 30, 2009
			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents (a)	$237.1	$237.1	$237.1	$—	$—
Interest rate swaps (b) (see Note 5)	$(123.7)	$(123.7)	$—	$(123.7)	$—

(Millions)			December 31, 2008
			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents (a)	$296.6	$296.6	$296.6	$—	$—
Interest rate swaps (b) (see Note 5)	$(153.4)	$(153.4)	$—	$(153.4)	$—

(a)	Included in cash and cash equivalents on the unaudited consolidated balance sheet as of June 30, 2009 and consolidated balance sheet as of December 31, 2008.

(b)	Included in current portion of interest rate swaps and other liabilities on the unaudited consolidated balance sheet as of June 30, 2009 and consolidated balance sheet as of December 31, 2008.

The Company’s cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates, which are observable at commonly quoted intervals for the full term of the swaps, adjusted for the Company’s non-performance risk. As of June 30, 2009 and December 31, 2008, the fair value of the Company’s interest rate swaps were reduced by $5.7 million and $17.4 million, respectively, to reflect the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Tranche B senior secured credit facility as the swap agreements are secured by the same collateral. In addition, the Company routinely monitors and updates its evaluation of counterparty risk, and based on such evaluation has determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

The fair value and carrying value of the Company’s long-term debt, including current maturities, was as follows:

(Millions)	June 30, 2009	December 31, 2008
Fair value	$4,937.4	$4,637.0
Carrying value	$5,226.2	$5,382.5

The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. When an active market is not available for certain bonds and bank notes, the fair market value was determined based on bid prices and broker quotes. In calculating the fair market value of the revolving line of credit and Windstream Holdings of the Midwest, Inc. bonds, an appropriate market price for the same or similar instruments in an active market were used considering credit quality, nonperformance risk and maturity of the instrument.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

7.	Commitments and Contingencies:

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

The components of pension expense (including provision for executive retirement agreements) were as follows for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Benefits earned during the year	$3.2	$2.6	$6.7	$6.6
Interest cost on benefit obligation	14.4	14.2	28.6	28.1
Amortization of net actuarial loss	18.0	2.2	35.6	3.2
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(12.5)	(18.6)	(25.0)	(38.1)

Net periodic benefit expense (income)	$23.0	$0.3	$45.8	$(0.3)

The components of postretirement expense were as follows for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Benefits earned during the year	$—	$—	$—	$0.1
Interest cost on benefit obligation	1.9	3.7	4.2	7.0
Amortization of transition obligation	—	0.2	—	0.4
Amortization of net actuarial (gain) loss	(0.1)	0.5	—	0.7
Amortization of prior service (credit) cost	(0.9)	0.4	(1.6)	0.9

Net periodic benefit expense	$0.9	$4.8	$2.6	$9.1

Windstream contributed $7.3 million to the postretirement plan during the six months ended June 30, 2009, and expects to contribute an additional $6.6 million for postretirement benefits throughout the remainder of 2009, excluding amounts that will be funded by participant contributions to the plans. The Company does not expect to make any contributions to the qualified pension plan in 2009.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

9.	Merger, Integration and Restructuring Charges:

The following is a summary of the merger, integration and restructuring charges recorded in the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Transaction costs associated with the acquisition of D&E	$1.4	$—	$1.4	$—
Transaction costs associated with the acquisition of CTC	—	—	—	0.1
Computer system separation and conversion costs	—	4.6	—	6.1

Total merger and integration costs	1.4	4.6	1.4	6.2
Severance and employee benefit costs	0.1	0.5	—	1.1

Total merger, integration and restructuring charges	$1.5	$5.1	$1.4	$7.3

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

Transaction costs are expensed as incurred and primarily include charges for accounting, legal, broker fees and other miscellaneous costs, including computer system and conversion costs, associated with the acquisition of D&E (see Note 14), CTC and the disposition of the publishing business.

Windstream incurred $0.1 million in severance and employee-related costs during the three months ended June 30, 2009, primarily related to the closure of an out of territory sales and product distribution location. During the first quarter of 2009, the Company recorded a $0.1 million reduction in liabilities to reflect differences between estimated and actual costs paid associated with a work force reduction initiated during the fourth quarter of 2008. In addition, during the three months ended June 30, 2009, the Company expensed transaction costs of $1.4 million in accordance with SFAS No. 141(R) “Business Combinations” associated with the pending acquisition of D&E.

During the six months ended June 30, 2008, the Company incurred $1.1 million in severance and employee-related costs primarily related to the announced realignment of certain information technology and business sales functions. Additionally, in 2008 the Company incurred charges for accounting, legal and broker fees and other miscellaneous costs associated with the acquisition of CTC. Other merger and integration costs during 2008 consisted of computer system and conversion costs, of which $4.6 million incurred during the second quarter was related to a non-cash charge to abandon certain software acquired in the CTC acquisition.

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges for the six months ended June 30, 2009:

(Millions)
Balance, beginning of period	$8.3
Merger, integration and restructuring charges, net of non-cash charges	1.4
Cash outlays during the period	(8.8)

Balance, end of period	$0.9

As of June 30, 2009 the Company had an unpaid merger, integration and restructuring liability totaling $0.9 million, which consisted of $0.8 million of Valor lease termination costs and $0.1 million of severance and employee-related benefit costs. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. Valor lease payments will be made over the remaining term of the lease expiring in the third quarter of 2010. Each of these payments will be funded through operating cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

10.	Comprehensive Income (Loss):

Comprehensive income (loss) was as follows for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Net income	$90.8	$102.0	$179.0	$225.7

Comprehensive income:
Defined benefit pension plans:
Change in net actuarial loss for employee benefit plans	(11.2)	(27.5)	(11.2)	(27.5)

Amounts included in net periodic benefit cost:
Amortization of prior service credits	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	18.0	1.6	35.6	3.2
Income tax (expense) benefit	(2.5)	10.2	(9.3)	9.5

Change in pension plan	4.2	(15.8)	15.0	(14.9)

Postretirement plan:
Change in net actuarial gain (loss) for employee benefit plans	12.9	(8.3)	12.9	(8.3)

Amounts included in net periodic benefit cost:
Amortization of transition obligation	—	0.2	—	0.4
Amortization of prior service costs (credits)	(0.9)	0.4	(1.6)	0.9
Amortization of net actuarial (gain) loss	(0.1)	0.5	—	0.7
Income tax (expense) benefit	(5.4)	1.3	(5.1)	6.4

Change in postretirement plan	6.5	(5.9)	6.2	0.1

Change in employee benefit plans	10.7	(21.7)	21.2	(14.8)

Interest rate swaps:
Unrealized holding gain on interest rate swaps	27.6	52.6	27.6	8.9
Income tax expense	(10.5)	(20.1)	(10.9)	(3.4)

Unrealized holding gain on interest rate swaps	17.1	32.5	16.7	5.5

Comprehensive income	$118.6	$112.8	$216.9	$216.4

Accumulated other comprehensive loss was as follows:

(Millions)	June 30,	December 31,
	2009	2008
Pension and postretirement plans	$(227.1)	$(248.3)
Unrealized holding losses on interest rate swaps:
Designated portion	(70.1)	(86.6)
Undesignated portion	(1.5)	(1.7)

Accumulated other comprehensive loss	$(298.7)	$(336.6)

11.	Earnings per Share:

Basic earnings per share was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. In accordance with FSP EITF 03-6-1, Windstream’s non-vested restricted shares that contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of basic earnings per share pursuant to the two-class method prescribed under SFAS No. 128, “Earnings per Share”. The two-class method of computing earnings per share is an

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

11.	Earnings per Share, Continued:

earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Earnings per common share was computed by dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the pro-rata weighted average shares outstanding during the period. The Company also computed dilutive earnings per share using the two-class method as this method is more dilutive than the treasury stock method. Under this method, Windstream’s diluted earnings per share is equal to the Company’s calculated basic earnings per share. Upon adoption of this standard on January 1, 2009, the Company retrospectively adjusted prior period earnings per share data, the impact of which was immaterial.

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and six month periods ended June 30:

(Millions, except per share amounts)	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$90.8	$117.9	$179.0	$239.8
Income from continuing operations allocable to non-vested restricted shares	(1.1)	(1.0)	(2.2)	(2.1)

Adjusted income from continuing operations available to common shares	$89.7	$116.9	$176.8	$237.7

Loss from discontinued operations	—	(15.9)	—	(14.1)
Loss from discontinued operations allocable to non-vested restricted shares	—	0.1	—	0.2

Adjusted income from discontinued operations available to common shares	—	(15.8)	—	(13.9)

Net income available to common shares	$89.7	$101.1	$176.8	$223.8

Denominator:
Weighted average common shares outstanding for the period	432.4	441.3	434.2	445.4

Basic and diluted earnings per share:
From continuing operations	$.21	$.27	$.41	$.53
From discontinued operations	—	(.04)	—	(.03)

Net income	$.21	$.23	$.41	$.50

The calculation of earnings per share for common shares shown above excludes the income attributable to the non-vested restricted shares from the numerator and excludes the dilutive impact of non-restricted shares from the denominator.

12.	Stock-Based Compensation Plans:

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of June 30, 2009, the balance available for grant was approximately 3.6 million shares.

During February and May 2009, the Windstream Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

12.	Stock-Based Compensation Plans, Continued:

this employee and director group as a key component of their annual incentive compensation plan. The vesting periods and grant date fair value for shares issued during the six months ended June 2009 was as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	966.3
Vest contingently over a three-year performance period	677.5
Vest one year from date of grant, service based (a)	55.2

Total granted	1,699.0

Grant date fair value (Millions)	$14.8

(a)	Represents shares granted to non-employee directors.

For performance based shares granted, the operating target for the first vesting period was approved by the Board of Directors in February 2009. While achievement of these performance targets remains uncertain, management has determined that it is probable that such targets will be met for fiscal year 2009.

Non-vested Windstream restricted stock activity for the six months ended June 30, 2009 was as follows:

	(Thousands)	Weighted Average Fair Value Per Share
	Number of Shares
Non-vested at December 31, 2008	3,352.8	$12.30
Granted	1,699.0	$8.69
Vested	(676.6)	$12.27
Forfeited	(48.1)	$11.77

Non-vested at June 30, 2009	4,327.1	$10.89

The weighted average grant date fair value for restricted stock granted was $0.1 million and $14.8 million for the three and six month periods ended June 30, 2009, respectively, compared to $14.3 million for the six month period ended June 30, 2008. There was no change in the weighted average grant date fair value for the three months ended June 30, 2008. At June 30, 2009, unrecognized compensation expense for non-vested Windstream restricted shares was $16.5 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.1 years. Stock-based compensation expense was $5.4 million and $10.6 million for the three and six month periods ended June 30, 2009 respectively, as compared to $4.6 million and $9.2 million for the same periods of 2008.

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

The following information presents condensed consolidated statements of income for the three and six month periods ended June 30, 2009 and 2008, condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, and condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended June 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$188.5	$528.2	$(2.2)	$714.5
Product sales	—	27.5	10.9	—	38.4

Total revenues and sales	—	216.0	539.1	(2.2)	752.9
Costs and expenses:
Cost of services	—	59.6	191.8	(1.7)	249.7
Cost of products sold	—	24.5	9.1	—	33.6
Selling, general, administrative and other	—	22.7	68.2	(0.5)	90.4
Depreciation and amortization	—	47.9	85.4	—	133.3
Merger, integration and restructuring	—	0.1	1.4	—	1.5

Total costs and expenses	—	154.8	355.9	(2.2)	508.5
Operating income	—	61.2	183.2	—	244.4

Earnings (losses) from consolidated subsidiaries	155.0	17.6	—	(172.6)	—
Other income (expense), net	1.7	26.8	(27.9)	—	0.6
Intercompany interest income (expense)	9.1	(3.7)	(5.4)	—	—
Interest expense	(95.7)	(1.6)	(0.5)	—	(97.8)

Income before income taxes	70.1	100.3	149.4	(172.6)	147.2
Income tax expense (benefit)	(20.7)	27.3	49.8	—	56.4

Net income	$90.8	$73.0	$99.6	$(172.6)	$90.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended June 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$191.0	$562.6	$(0.9)	$752.7
Product sales	—	31.8	15.4	—	47.2

Total revenues and sales	—	222.8	578.0	(0.9)	799.9
Costs and expenses:
Cost of services	—	57.7	193.8	(0.7)	250.8
Cost of products sold	—	29.2	14.3	—	43.5
Selling, general, administrative and other	—	22.3	66.2	(0.2)	88.3
Depreciation and amortization	—	42.5	80.8	—	123.3
Merger, integration and restructuring	—	0.4	4.7	—	5.1

Total costs and expenses	—	152.1	359.8	(0.9)	511.0
Operating income	—	70.7	218.2	—	288.9

Earnings (losses) from consolidated subsidiaries	167.9	9.2	—	(177.1)	—
Other income (expense), net	4.4	(0.1)	(1.3)	—	3.0
Intercompany interest income (expense)	(8.6)	(3.5)	12.1	—	—
Interest expense	(101.1)	(1.7)	(0.8)	—	(103.6)

Income from continuing operations before income taxes	62.6	74.6	228.2	(177.1)	188.3
Income tax expense (benefit)	(39.4)	24.5	85.3	—	70.4

Income from continuing operations	102.0	50.1	142.9	(177.1)	117.9
Discontinued operations	—	—	(15.9)	—	(15.9)

Net income	$102.0	$50.1	$127.0	$(177.1)	$102.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Six Months Ended June 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$374.7	$1,064.4	$(3.8)	$1,435.3
Product sales	—	49.4	23.2	—	72.6

Total revenues and sales	—	424.1	1,087.6	(3.8)	1,507.9
Costs and expenses:
Cost of services	—	115.1	388.6	(2.8)	500.9
Cost of products sold	—	44.1	19.8	—	63.9
Selling, general, administrative and other	—	45.1	135.3	(1.0)	179.4
Depreciation and amortization	—	95.4	169.9	—	265.3
Merger, integration and restructuring	—	0.1	1.3	—	1.4

Total costs and expenses	—	299.8	714.9	(3.8)	1,010.9
Operating income	—	124.3	372.7	—	497.0

Earnings (losses) from consolidated subsidiaries	293.5	40.9	—	(334.4)	—
Other income (expense), net	2.6	55.0	(56.2)	—	1.4
Intercompany interest income (expense)	18.0	(7.6)	(10.4)	—	—
Interest expense	(193.3)	(3.1)	(1.1)	—	(197.5)

Income before income taxes	120.8	209.5	305.0	(334.4)	300.9
Income tax expense (benefit)	(58.2)	63.9	116.2	—	121.9

Net income	$179.0	$145.6	$188.8	$(334.4)	$179.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Six Months Ended June 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$380.8	$1,134.1	$(2.1)	$1,512.8
Product sales	—	59.0	28.1	—	87.1

Total revenues and sales	—	439.8	1,162.2	(2.1)	1,599.9
Costs and expenses:
Cost of services	—	117.8	388.0	(1.5)	504.3
Cost of products sold	—	53.9	24.6	—	78.5
Selling, general, administrative and other	—	44.6	135.7	(0.6)	179.7
Depreciation and amortization	—	85.1	159.8	—	244.9
Merger, integration and restructuring	—	0.7	6.6	—	7.3

Total costs and expenses	—	302.1	714.7	(2.1)	1,014.7
Operating income	—	137.7	447.5	—	585.2

Earnings (losses) from consolidated subsidiaries	365.8	44.3	—	(410.1)	—
Other income (expense), net	1.7	8.3	(1.4)	—	8.6
Intercompany interest income (expense)	(22.8)	(7.9)	30.7	—	—
Interest expense	(204.0)	(3.2)	(1.4)	—	(208.6)

Income from continuing operations before income taxes	140.7	179.2	475.4	(410.1)	385.2
Income tax expense (benefit)	(85.0)	50.9	179.5	—	145.4

Income from continuing operations	225.7	128.3	295.9	(410.1)	239.8
Discontinued operations	—	—	(14.1)	—	(14.1)

Net income	$225.7	$128.3	$281.8	$(410.1)	$225.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of June 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$230.0	$1.0	$14.4	$—	$245.4
Accounts receivable (less allowance for doubtful accounts of $16.2)	0.1	99.9	196.2	—	296.2
Inventories	—	21.9	9.1	—	31.0
Deferred income taxes	10.6	—	8.4	—	19.0
Prepaid expenses and other	2.6	4.7	29.8	—	37.1

Total current assets	243.3	127.5	257.9	—	628.7
Investments in consolidated subsidiaries	7,952.4	886.5	—	(8,838.9)	—
Goodwill and other intangibles	0.1	1,793.6	1,496.4	—	3,290.1
Net property, plant and equipment	7.6	1,070.1	2,721.1	—	3,798.8
Other assets	29.6	12.1	30.2	—	71.9
Total Assets	$8,233.0	$3,889.8	$4,505.6	$ (8,838.9)	$7,789.5

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.2	$10.0	$—	$24.2
Current portion of interest rate swaps	45.2	—	—	—	45.2
Accounts payable	10.5	116.4	(7.1)	—	119.8
Affiliates payable, net	2,652.0	67.7	(2,719.7)	—	—
Advance payments and customer deposits	—	4.5	87.7	—	92.2
Accrued dividends	109.2	—	—	—	109.2
Accrued taxes	(70.1)	33.4	91.1	—	54.4
Accrued interest	129.6	1.7	0.8	—	132.1
Other current liabilities	12.9	4.1	32.9	—	49.9

Total current liabilities	2,903.3	228.0	(2,504.3)	—	627.0
Long-term debt	5,062.6	99.6	39.8	—	5,202.0
Deferred income taxes	(81.3)	537.1	655.6	—	1,111.4
Other liabilities	122.0	12.9	487.8	—	622.7
Total liabilities	8,006.6	877.6	(1,321.1)	—	7,563.1
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	45.8	(45.8)	—
Additional paid-in capital	77.4	1,764.5	2,619.0	(4,383.5)	77.4
Accumulated other comprehensive loss	(298.7)	(4.5)	(227.0)	231.5	(298.7)
Retained earnings	447.7	1,252.2	3,388.9	(4,641.1)	447.7

Total shareholders’ equity	226.4	3,012.2	5,826.7	(8,838.9)	226.4
Total Liabilities and Shareholders’ Equity	$8,233.0	$3,889.8	$4,505.6	$(8,838.9)	$7,789.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$282.8	$1.0	$12.8	$—	$296.6
Accounts receivable (less allowance for doubtful accounts of $16.3)	0.3	105.5	210.8	—	316.6
Inventories	—	21.3	9.5	—	30.8
Deferred income taxes	22.4	—	8.4	—	30.8
Prepaid expenses and other	2.3	4.2	27.4	—	33.9

Total current assets	307.8	132.0	268.9	—	708.7
Investments in consolidated subsidiaries	7,637.4	460.5	(1.4)	(8,096.5)	—
Goodwill and other intangibles	0.1	1,826.2	1,504.1	—	3,330.4
Net property, plant and equipment	7.6	1,103.6	2,785.9	—	3,897.1
Other assets	31.4	11.4	30.3	—	73.1
Total Assets	$7,984.3	$3,533.7	$4,587.8	$(8,096.5)	$8,009.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$—	$24.3
Current portion of interest rate swaps	40.5	—	—	—	40.5
Accounts payable	10.2	83.0	40.8	—	134.0
Affiliates payable, net	2,155.1	287.3	(2,442.4)	—	—
Advance payments and customer deposits	—	8.7	85.3	—	94.0
Accrued dividends	109.9	—	—	—	109.9
Accrued taxes	(30.7)	23.3	55.4	—	48.0
Accrued interest	135.8	1.7	0.9	—	138.4
Other current liabilities	15.7	13.2	47.3	—	76.2

Total current liabilities	2,450.5	417.5	(2,202.7)	—	665.3
Long-term debt	5,218.8	99.6	39.8	—	5,358.2
Deferred income taxes	(92.7)	519.5	643.8	—	1,070.6
Other liabilities	155.4	15.5	492.0	—	662.9
Total liabilities	7,732.0	1,052.1	(1,027.1)	—	7,757.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	45.8	(45.8)	—
Additional paid-in capital	101.5	1,764.5	2,619.0	(4,383.5)	101.5
Accumulated other comprehensive loss	(336.6)	—	(248.2)	248.2	(336.6)
Retained earnings	487.4	717.1	3,198.3	(3,915.4)	487.4

Total shareholders’ equity	252.3	2,481.6	5,614.9	(8,096.5)	252.3
Total Liabilities and Shareholders’ Equity	$7,984.3	$3,533.7	$4,587.8	$(8,096.5)	$8,009.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Six Months Ended June 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$179.0	$145.6	$188.8	$(334.4)	$179.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	95.4	169.9	—	265.3
Provision for doubtful accounts	—	5.0	16.0	—	21.0
Stock-based compensation expense	—	1.2	9.4	—	10.6
Pension and postretirement benefits expense	—	13.7	34.7	—	48.4
Equity in earnings (losses) from subsidiaries	(293.5)	(40.9)	—	334.4	—
Deferred taxes	12.3	17.6	(2.7)	—	27.2
Other, net	0.6	0.3	0.5	—	1.4
Changes in operating assets and liabilities, net:	459.9	(204.5)	(309.1)	—	(53.7)

Net cash provided from operations	358.3	33.4	107.5	—	499.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(33.4)	(106.1)	—	(139.5)
Other, net	—	0.1	0.2	—	0.3

Net cash used in investing activities	—	(33.3)	(105.9)	—	(139.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(219.4)	—	—	—	(219.4)
Stock repurchase	(32.8)	—	—	—	(32.8)
Repayment of debt	(157.0)	(0.1)	—	—	(157.1)
Other, net	(1.9)	—	—	—	(1.9)

Net cash used in financing activities	(411.1)	(0.1)	—	—	(411.2)
Increase (decrease) in cash and cash equivalents	(52.8)	—	1.6	—	(51.2)
Cash and Cash Equivalents:
Beginning of period	282.8	1.0	12.8	—	296.6

End of period	$230.0	$1.0	$14.4	$—	$245.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Six Months Ended June 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$225.7	$128.3	$281.8	$(410.1)	$225.7
Adjustments to reconcile net income to net cash provided from operations:
Loss on net assets held for sale	—	—	16.4	—	16.4
Depreciation and amortization	—	85.1	162.0	—	247.1
Provision for doubtful accounts	—	2.7	14.1	—	16.8
Stock-based compensation expense	—	1.3	7.9	—	9.2
Pension and postretirement benefits expense	—	0.8	8.0	—	8.8
Equity in earnings (losses) from subsidiaries	(365.8)	(44.3)	—	410.1	—
Deferred taxes	(2.0)	14.6	49.1	—	61.7
Other, net	1.9	(7.7)	5.7	—	(0.1)
Changes in operating assets and liabilities, net:	543.8	(172.4)	(450.1)	—	(78.7)

Net cash provided from operations	403.6	8.4	94.9	—	506.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(30.3)	(103.0)	—	(133.3)
Disposition of acquired assets held for sale	—	17.3	—	—	17.3
Other, net	—	3.9	6.7	—	10.6

Net cash used in investing activities	—	(9.1)	(96.3)	—	(105.4)
Cash Flows from Financing Activities:
Dividends paid on common shares	(225.4)	—	—	—	(225.4)
Stock repurchase	(200.3)	—	—	—	(200.3)
Repayment of debt	(207.0)	(0.1)	—	—	(207.1)
Debt issued, net of issuance costs	220.0	—	—	—	220.0
Other, net	(0.1)	0.2	(1.2)	—	(1.1)

Net cash provided from (used in) financing activities	(412.8)	0.1	(1.2)	—	(413.9)
Decrease in cash and cash equivalents	(9.2)	(0.6)	(2.6)	—	(12.4)
Cash and Cash Equivalents:
Beginning of period	47.2	1.2	23.6	—	72.0

End of period	$38.0	$0.6	$21.0	$—	$59.6

14.	Pending Transactions:

On May 10, 2009 the Company entered into a definitive agreement to acquire all of the outstanding shares of common stock of D&E. Under the terms of the agreement, D&E shareholders will receive 0.650 shares of Windstream common stock and $5.00 in cash per each share of D&E common stock. As of June 30, 2009, D&E had outstanding approximately 14.4 million shares of common stock and approximately $185.0 million of long-term debt, including current maturities. Including the early extinguishment of debt, estimated cash consideration to be paid at closing was estimated to be $260.0 million as of June 30, 2009. The acquisition of D&E will significantly increase Windstream’s presence in Pennsylvania by adding approximately 118,000 incumbent local exchange carrier access lines, 47,000 competitive local exchange carrier access lines and 44,000 high-speed Internet customers in central Pennsylvania. In addition, we expect this acquisition to generate significant opportunities for operating efficiencies with contiguous Windstream markets. The acquisition has received federal approval and is expected to close in the fourth quarter of 2009 subject to certain conditions, including necessary approvals from state regulators and D&E shareholders.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). Windstream was formed on July 17, 2006 through the spin off from Alltel Corporation (“Alltel”) of its wireline telecommunications division and the immediate merger with and into Valor Communications Group, Inc. (“Valor”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended June 30, 2009 and 2008 and Windstream’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2009.

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

Management believes that the assumptions underlying the Company’s financial statements are reasonable. These financial statements, however, may not be necessarily indicative of future results of operations, financial position or cash flows. Certain statements set forth below under this caption constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I herein and in Windstream’s Annual Report on Form 10-K, for a discussion of certain risk factors applicable to our business, financial condition, business trends and results of operations.

EXECUTIVE SUMMARY

Windstream is a customer-focused telecommunications company that delivers a full range of communication products and services that include voice and related features, high-speed Internet, long distance, network access and video services to approximately 3.0 million customers primarily located in rural areas in 16 states. Our strategy is to enhance the value of these customer relationships by providing one-stop shopping for all of our customer’s communications needs and delivering superior customer service. Among the highlights in the second quarter of 2009:

•

The Company added approximately 15,000 high-speed Internet services customers, increasing its high-speed Internet customer base to 1,024,600. Additionally, the Company lost approximately 41,000 access lines. Access lines declined 5.5 percent during the twelve months ended June 30, 2009.

•

Revenues and sales decreased $47.0 million, as compared to the second quarter of 2008, primarily due to the decline in access lines and a decline in product sales to business customers. Partially offsetting these decreases were increases attributable to growth in high-speed Internet customers as discussed above. Operating income decreased $44.5 million primarily due to the increase in pension expense, the impact of continued access line losses and the amortization of franchise rights.

•

The Company generated cash flows from operations of approximately $500.0 million for the six months ended June 30, 2009. Cash flows from operations were used to fund capital expenditures of $139.5 million, to pay $219.4 million in dividends to shareholders and to repay $150.0 million in debt outstanding under the revolving line of credit. Additionally, the Company repurchased 1.5 million of its common shares at a cost of $12.1 million during the second quarter of 2009. As of June 30, 2009, the Company had $166.9 million in remaining capacity under the $400.0 million stock repurchase program announced in February 2008, which expires at the end of 2009.

During the remainder of 2009, the Company will continue to face significant challenges resulting from competition in the telecommunications industry. In addressing competition, the Company will continue to focus its efforts on improving customer service, increasing high-speed Internet penetration and expanding its service offerings and distribution channels.

Business Trends

The following is a discussion of trends affecting Windstream’s operations:

•

Access line losses: Wireline voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers, wireless communications providers, and providers using other emerging technologies. As of June 30, 2009, all of the Company’s access lines had wireless competition and approximately 62 percent of the Company’s access lines had fixed line voice competition, which represented an increase in fixed line competition of approximately 3 percent from June 30, 2008. Residential lines decreased 6.2 percent primarily due to the effects of competition and weakness in the general economic environment, which we believe has accelerated line losses by limiting consumer purchasing power causing some households to migrate exclusively to wireless voice service. Business lines decreased 4.3 percent due to competitive pressures, the migration of services to larger circuits with enhanced functionality representing lost access lines but not a lost customer relationship, and weakness in the general economic environment. We believe weakness in the economic environment has caused some businesses to close or reduce staff, which has had a corresponding impact on the demand for business access lines. Continued weakness in the general economic environment may contribute to further acceleration of line losses.

•

Product bundles: To combat competitive pressures, the Company continues to emphasize its bundled products and services. Our residential customers can bundle local voice, high-speed Internet, long distance and video services. These bundles provide customers with one convenient location to obtain all their communications and entertainment needs, a convenient billing solution, and bundle discounts. In addition, during the second quarter of 2009, we began offering bundle discounts to businesses that choose to bundle their voice, broadband and long distance services with Windstream. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment dollar. Our goal is to continue selling additional services to existing customers and migrate new and existing customers onto bundle plans, which will lead to an increase in average revenue per customer per month (“ARPU”). As of June 30, 2009, ARPU was $80.14, which represented a slight increase over the ARPU at June 30, 2008.

•

High-speed Internet: Growth in high-speed Internet sales are expected to continue to offset some of the revenue declines from the unfavorable access line trends discussed above. During the six months ended June 30, 2009, the Company added approximately 46,000 high-speed Internet customers. As of June 30, 2009, the Company had 1,024,600 high-speed Internet customers, which represents an approximate 10 percent increase from June 30, 2008. As of June 30, 2009, Windstream provided high-speed Internet service to 35 percent of total access lines in service, and 47 percent of residential access lines in service. As of June 30, 2009, approximately 75 percent of total access lines had broadband competition primarily from cable service providers, which is relatively unchanged from June 30, 2008. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service continues to shrink. Competitive expansions, primarily from cable facilities, into our service areas are expected to slow in 2009, but we could experience some increased competition from high-speed Internet offerings of wireless competitors.

•

Data and special access: Wireline revenues and sales are expected to continue to be favorably impacted by growth in next generation data services provided to business customers. As the data needs of our business customers continue to grow, our virtual local area network, virtual private network and data service revenues are expected to grow. Likewise, due to continued trends toward increasing data traffic, we expect growth in special access revenues from the provisioning of large circuits to wireless and other carriers. However, weakness in the general economic environment may have the effect of suppressing near term growth in these revenues.

•

Operational efficiencies: We continue to evaluate our operating structure to identify opportunities for increased operational efficiency and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. As part of this effort, the Company announced a small work force reduction in the second quarter of 2009. In addition, 2009 expenses have been favorably impacted by the work force reduction announced in the fourth quarter of 2008.

•

Pension expenses and funding: The fair market value of the Company’s pension investments declined 34.7 percent in 2008 from approximately $1,001.0 million to $654.0 million, due to declines in the market value of assets held as well as benefit payments. As a result, pension expense has increased by approximately $46.0 million for the six months ended June 30, 2009 as compared to the same period in 2008. During the six months ended June 30, 2009, the assets of Windstream’s pension plan have declined 2.0 percent from approximately $654.0 million to $640.9 million primarily due to routine benefit payments of $26.5 million and lump sum distributions of $30.7 million, partially offset by increases in the market value of assets held of approximately $44.1 million. The Company does not expect to make any cash contributions to the plan in 2009. The amount and timing of future contributions will depend on various factors including the finalization of funding regulations, future investment performance, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.

We expect the combined impact of the items noted above to result in lower revenues and operating income during 2009. However, these trends may be materially impacted, favorably or unfavorably, by changes in the overall economic environment.

STRATEGIC TRANSACTIONS

Pending Transaction

On May 10, 2009 the Company entered into a definitive agreement to acquire all of the outstanding shares of common stock of D&E Communications, Inc. (“D&E”). Under the terms of the agreement, D&E shareholders will receive 0.650 shares of Windstream common stock and $5.00 in cash per each share of D&E common stock. As of June 30, 2009, D&E had outstanding approximately 14.4 million shares of common stock and approximately $185.0 million of long-term debt, including current maturities. Including the early extinguishment of debt, estimated cash consideration to be paid at closing was estimated to be $260.0 million as of June 30, 2009. The acquisition of D&E will significantly increase Windstream’s presence in Pennsylvania by adding approximately 118,000 incumbent local exchange carrier access lines, 47,000 competitive local exchange carrier access lines and about 44,000 high-speed Internet customers in central Pennsylvania. In addition, we expect this acquisition to generate significant opportunities for operating efficiencies with contiguous Windstream markets. The acquisition has received federal approval and is expected to close in the fourth quarter of 2009, subject to certain conditions, including necessary approvals from state regulators and D&E shareholders.

Disposition

On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million. The completion of this transaction resulted in the divestiture of approximately 52,000 wireless customers, spectrum licenses and cell sites covering a four-county area of North Carolina with a population of approximately 450,000, and six retail locations. The operating results of the wireless business have been separately presented as discontinued operations in the accompanying unaudited interim consolidated statements of income (see Note 3).

RESULTS OF OPERATIONS

The following table reflects the Company’s operating results as of June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Revenues and sales:
Voice service	$281.4	$302.5	$569.1	$606.9
Long distance	64.2	66.9	128.6	134.4
Data and special access	204.9	187.9	405.7	376.2
Switched access and USF	129.0	153.2	261.8	310.2
Miscellaneous	35.0	42.2	70.1	85.1
Product sales	38.4	47.2	72.6	87.1

Total revenues and sales	752.9	799.9	1,507.9	1,599.9
Costs and expenses:
Cost of services (exclusive of depreciation included below)	249.7	250.8	500.9	504.3
Cost of products sold	33.6	43.5	63.9	78.5
Selling, general, administrative and other	90.4	88.3	179.4	179.7
Depreciation and amortization	133.3	123.3	265.3	244.9
Restructuring charges	0.1	0.5	—	1.1
Merger and integration costs	1.4	4.6	1.4	6.2

Total costs and expenses	508.5	511.0	1,010.9	1,014.7
Operating income	244.4	288.9	497.0	585.2

Other income, net	0.6	3.0	1.4	8.6
Interest expense	(97.8)	(103.6)	(197.5)	(208.6)

Income from continuing operations before income taxes	147.2	188.3	300.9	385.2
Income taxes	56.4	70.4	121.9	145.4

Income from continuing operations	90.8	117.9	179.0	239.8
Discontinued operations, net of tax	—	(15.9)	—	(14.1)

Net income	$90.8	$102.0	$179.0	$225.7
Basic and diluted earnings per share:
Income from continuing operations	$.21	$.27	$.41	$.53
Loss from discontinued operations	—	(.04)	—	(.03)

Net income	$.21	$.23	$.41	$.50

(Access lines and customers in thousands)
Access lines in service (excludes high-speed Internet lines):
Residential	1,932.2	2,059.6
Business	886.9	927.2
Wholesale (a)	18.5	22.3
Special circuits	115.1	115.1

Total access lines in service	2,952.7	3,124.2

Average access lines in service	2,971.7	3,140.7	2,993.6	3,161.7
Average service revenue per customer per month (b)	$80.14	$79.89	$79.91	$79.75
High-speed Internet customers	1,024.6	934.3
Digital satellite television customers	311.6	231.1
Long distance customers	1,936.6	2,049.7

(a)	Wholesale units include unbundled network elements and pay stations.

(b)	Average service revenue per customer per month is calculated by dividing service revenues by average access lines in service for the period.

Voice Service Revenues

Voice service revenues consist of traditional telephone services provided to both residential and business customers. These revenues primarily represent monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting.

Voice service

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Increase		Increase
(Millions)	(Decrease)%		(Decrease)%
Due to decreases in ala carte calling features (a)	$(6.1)		$(10.7)
Due to access line losses and other (b)	(15.0)		(27.1)
Total voice revenues	$(21.1)	(7)%	$(37.8)	(6)%

(a)	Decreases in ala carte features, which includes caller identification, call waiting, call forwarding, voice mail, and other similar services, were attributable to the decline in access lines as well as customers electing to discontinue these enhanced services.

(b)	Decrease in voice service revenues is primarily due to the overall decline in access lines discussed above.

Long Distance Revenues

Long distance revenues are generated from switched interstate and intrastate long distance, long distance calling cards, international calls and operator services. The following table reflects the primary drivers of year-over-year changes in long distance revenues:

Long distance

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Increase		Increase
(Millions)	(Decrease)%		(Decrease)%
Due to increases in packaged plans (a)	$2.3		$5.2
Due to decreases in one plus calling and other (b)	(5.0)		(11.0)
Total long distance	$(2.7)	(4)%	$(5.8)	(4)%

(a)	Increases in packaged plans have resulted from migrations to plans that offer a defined number of minutes or unlimited toll calling for a fixed monthly fee instead of usage-based one plus calling. As of June 30, 2009, 52 percent of our long distance customers selected packaged plan options as compared to 48 percent for the same period of 2008.

(b)	Decreases in one plus calling are primarily due to the decline in access lines and declines in usage-based long distance billings as customers migrate to packaged plans.

Data and Special Access Revenues

Data and special access revenues primarily consist of retail high-speed Internet services, the provision of virtual private network, virtual local area network, dedicated Internet access and other next generation data services to business customers, and the provision of special access services to wholesale customers. The following table reflects the primary drivers of year-over-year changes in data and special access revenues:

Data and special access
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet customers, as previously discussed	$12.2		$23.4
Due to increases in next generation data services (a)	2.3		4.6
Due to increases in special access and other (b)	2.5		1.5
Total data and special access	$17.0	9%	$29.5	8%

(a)	Increases in next generation data services resulted from the launch of these services in several markets last year. The Company expects revenues for next generation data services to continue to increase as we expand this offering into additional markets.

(b)	Increases in special access were primarily attributable to the demand from wireless and other carriers.

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

Switched access and USF
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases in switched access revenues (a)	$(12.3)		$(28.7)
Due to decreases in federal USF surcharges (b)	(3.3)		(8.0)
Due to decreases in federal USF support (c)	(5.6)		(5.6)
Due to decreases in state universal service support (d)	(3.0)		(6.1)
Total switched access and USF	$(24.2)	(16)%	$(48.4)	(16)%

(a)	The decrease in switched access revenues is predominately due to the decline in minutes of use, which can be attributed to a decline in access lines and reduced long distance usage by our enterprise customers. A reduction in switched access rates implemented July 1, 2008, discussed further below, contributed $1.2 million and $2.6 million to the year-over-year decline in these revenues for the three and six month periods ending June 30, 2009, respectively.

(b)	Decreases in the federal USF surcharge were primarily due to the elimination of contribution requirements for high-speed Internet services effective with the conversion to price-cap regulations on July 1, 2008, and changes in the USF surcharge rate, which resets quarterly. The surcharge rate was 9.5 percent and 11.3 percent during first and second quarters of 2009, respectively, as compared to 10.2 percent and 11.3 percent in the same periods of 2008. Both the rate reduction and the elimination of the surcharge on high-speed Internet services resulted in a proportionate reduction in USF contribution expense.

(c)	The decrease in federal universal service support was due to the conversion to price-cap regulation as further discussed below. Additionally, the decrease in federal universal service support was attributable to the increase in recoverable costs in the three months ended June 30, 2008.

(d)	The decrease in state universal service support revenues in both the three and six month periods were attributable to declines in recoverable costs and access line losses.

The conversion to price-cap regulation on July 1, 2008 resulted in the transition of support received under the interstate common line support (“ICLS”) program to a fixed monthly dollar amount of support per access line. Historically that support was based largely on the recovery of costs and network investments. As a result of this change, future receipts from this program are expected to decline in proportion to future access line losses.

Also as a result of converting to price-cap regulation, the Company initiated a phased reduction of its interstate access rates to achieve an ultimate rate of $0.0065 per minute by 2012. On July 1, 2009, the Company implemented another phase of rate reductions bringing its current composite interstate access rate to $0.0090. As a result of this change, access revenues are expected to decline by approximately $4.7 million over the next twelve months. Smaller reductions will be required in subsequent years.

Miscellaneous Revenues

Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. The following table reflects the primary drivers of year-over-year changes in miscellaneous revenues:

Miscellaneous
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases in network management services performed for Alltel (a)	$(5.0)		$(9.7)
Due to increases in digital television revenues (b)	0.5		1.8
Due to decreases in service fees and other (c)	(2.7)		(7.1)
Total miscellaneous	$(7.2)	(17)%	$(15.0)	(18)%

(a)	Decreases in network management services performed for Alltel are due to Alltel’s transition of these services to their own network. We billed Alltel approximately $1.5 million for these services in the six months ended June 30, 2009.

(b)	Increases in digital television revenues are attributable to the increase in digital satellite television subscribers.

(c)	Decreases in service fees were attributable to the reduction in access lines.

Product Sales

Product sales represent sales of customer premise and other telecommunications equipment to business customers including government entities, other telecommunications service providers and contractors. Also included in product sales are sales of modems, computers and other equipment, primarily to residential customers that subscribe to Windstream’s high-speed Internet service. The following table reflects the primary drivers of year-over-year changes in product sales revenues:

Product sales
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in residential product sales (a)	$(0.2)		$1.9
Due to decreases in business product sales and other (b)	(8.6)		(16.4)
Total product sales	$(8.8)	(19)%	$(14.5)	(17)%

(a)	Residential product sales were relatively unchanged during the three months ended June 30, 2009 as compared to the same period of 2008. The increase in sales for the six months ended June 30, 2009 as compared to the same period of 2008 was attributable to sales of computers to qualifying subscribers to Windstream’s high-speed Internet service. These computers were sold at a loss to customers that signed a two-year contract for High-speed Internet services.

(b)	Business product sales declined in the three and six month periods ended June 30, 2009 primarily due to uncertainty in the general economic environment, which we believe resulted in the postponement of purchasing decisions of some businesses.

Average Service Revenue per Customer

Average service revenue per customer per month, calculated by dividing service revenues by average access lines in service for the period, increased slightly in the three and six month periods of 2009, primarily due to high-speed Internet customer growth, as discussed above. Future growth in average service revenue per customer per month will depend on the Company’s success in sustaining sales of high-speed Internet and other enhanced services to new and existing customers.

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

Cost of services
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in pension expense (a)	$18.3		$36.9
Due to increases in bad debt expense (b)	3.9		4.5
Due to increases in storm related expenses (c)	—		6.0
Due to decreases in interconnection expense (d)	(7.0)		(15.3)
Due to decreases in network operations (e)	(6.1)		(14.1)
Due to decreases in federal USF contributions (f)	(3.3)		(8.0)
Due to decreases in other employee benefits (g)	(4.0)		(7.1)
Due to decreases in business taxes (h)	(1.7)		(6.1)
Other	(1.2)		(0.2)
Total cost of services	$(1.1)	—%	$(3.4)	(1)%

(a)	Increases in pension expense are primarily due to the amortization in 2009 of the 2008 actuarial loss on pension assets. The actuarial loss was primarily driven by declines in the market value of pension assets, which were incurred in 2008 (see “Liquidity and Capital Resources”).

(b)	Increases in bad debt expense are primarily attributable to the increase in non-pay disconnects, weakness in the economic environment and the related impact on customers served by the Company.

(c)	The increase in storm related expenses was associated with the Company’s efforts to repair network facilities damaged by severe ice storms primarily in our Kentucky service areas during the first quarter of 2009.

(d)	Decreases in interconnection costs were attributable to the favorable impacts of network efficiency projects and the impact of access line losses, as well as rate reductions. Partially offsetting these decreases were increases associated with purchases of higher capacity circuits to service the growth in high-speed Internet customers.

(e)	Decreases in network operations resulted from the restructuring and workforce reduction announced in the fourth quarter of 2008 to realign certain network operations functions, and lower operating costs including reductions in fuel costs.

(f)	Decreases in the federal USF contributions were primarily due to the elimination of contribution requirements for high-speed Internet services effective with the conversion to price-cap regulations on July 1, 2008 and the change in the USF contribution rate, as previously discussed.

(g)	The decrease in other employee benefits is primarily due to the reduction in postretirement benefits announced in the third quarter of 2008, with additional reductions attributable to the impact of the workforce reduction announced in the fourth quarter of 2008, as well as changes in other benefit programs.

(h)	The decrease in business taxes is due to lower assessments for property and sales and use tax in the three and six months ended June 30, 2009, as compared to the same periods in 2008.

Cost of Products Sold

Cost of products sold represent the cost of customer premise and other telecommunications equipment sold to business customers including government entities, other telecommunications service providers and contractors. Also included in cost of products sold are costs associated with the sale of modems, computers and other equipment to residential customers. The following table reflects the primary drivers of year-over-year changes in cost of product sold:

Cost of products sold
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases in residential costs of products sold (a)	$(2.5)		$(1.6)
Due to decreases in business cost of products sold and other (b)	(7.4)		(13.0)
Total cost of products sold	$(9.9)	(23)%	$(14.6)	(19)%

(a)	Decreases in residential cost of products sold were primarily attributable to more favorable vendor pricing on high-speed Internet capable modems.

(b)	Decreases in business costs of product sold were consistent with declines in business product sales, as previously noted.

Gross margin on product sales increased slightly and remained relatively unchanged during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

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

Selling, general, administrative and other expenses
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in pension expense (a)	$4.8		$9.2
Due to decreases in other employee benefits (b)	(0.2)		(4.4)
Due to decreases in advertising and distribution expense (c)	(2.1)		(3.8)
Due to decreases in general and administrative expense and other	(0.4)		(1.3)
Total selling, general, administrative and other expenses	$2.1	2%	$(0.3)	—%

(a)	Increases in pension expense are due to the amortization in 2009 of the 2008 actuarial loss on pension assets. The actuarial loss was primarily driven by declines in the market value of pension assets, which were incurred in 2008 (see “Liquidity and Capital Resources”).

(b)	The decrease in other employee benefits is primarily due to the reduction in postretirement benefits announced in the third quarter of 2008, with additional reductions attributable to the impact of the workforce reduction announced in the fourth quarter of 2008 as well as changes in other benefit programs.

(c)	Decreases in advertising and distribution expense are primarily due to reduced spending on advertising in the six months ended June 30, 2009, as compared to the same period in 2008. Also contributing to the declines were lower commission payouts associated with the revenue declines discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

Depreciation and amortization expense
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in amortization of franchise rights (a)	$8.0		$15.9
Other	2.0		4.5
Total depreciation and amortization expense	$10.0	8%	$20.4	8%

(a)	Effective January 1, 2009, the Company began amortizing its franchise rights on a straight-line basis over an estimated useful life of 30 years. Previously, the Company had assigned an indefinite useful life to these assets, but the effects of increasing competition resulted in a prospective change in their estimated useful life (see Note 4).

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

Windstream incurred $0.1 million in severance and employee-related costs during the three months ended June 30, 2009, primarily related to the closure of an out of territory sales and product distribution location. During the first quarter of 2009, the Company recorded a $0.1 million reduction in liabilities to reflect differences between estimated and actual costs paid associated with a work force reduction initiated during the fourth quarter of 2008.

During the six months ended June 30, 2008, the Company incurred $1.1 million in severance and employee-related costs primarily related to the announced realignment of certain information technology and business sales functions.

Merger and Integration Costs

Merger and integration costs are unpredictable by nature and include costs incurred related to strategic transactions such as transaction costs, rebranding costs and system conversion costs.

Set forth below is a summary of merger and integration costs for the three and six month periods ended June 30:

	Three-Months-Ended		Six-Months-Ended
(Millions)	2009	2008	2009	2008
Transaction costs associated with the acquisition of D&E	$1.4	$—	$1.4	$—
Transaction costs associated with the acquisition of CTC	—	—	—	0.1
Computer system separation and conversion costs	—	4.6	—	6.1

Total merger and integration costs	$1.4	$4.6	$1.4	$6.2

During the three months ended June 30, 2009, the Company expensed miscellaneous consulting fees of $1.4 million in accordance with SFAS No. 141(R) “Business Combinations” associated with the pending acquisition of D&E (see Notes 9 and 14).

In 2008, the Company incurred accounting, legal and broker fees and other miscellaneous costs associated with the acquisition of CT Communications, Inc. (“CTC”). Other merger and integration costs during 2008 consisted of computer system and conversion costs, of which $4.6 million incurred during the second quarter was related to a non-cash charge to abandon certain software acquired in the CTC transaction.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of June 30, 2009 the Company had an unpaid merger, integration and restructuring liability totaling $0.9 million, which consisted of $0.8 million of Valor lease termination costs and $0.1 million of severance and employee-related benefit costs. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. Valor lease payments will be made over the remaining term of the lease expiring in the third quarter of 2010. Each of these payments will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased 15 percent in both the three and six month periods ended June 30, 2009, or $44.5 million and $88.2 million, respectively, as compared to the same periods of 2008. These declines were primarily due to the unfavorable impact of pension and amortization expense as well as storm related costs incurred during the first quarter of 2009. Also contributing to the declines in both periods were revenue declines associated with continued access line losses, offset by the favorable impacts of high-speed Internet customer growth and expense management initiatives.

Other Income, Net

The components of other income, net were as follows for the three and six month periods ended June 30:

Other Income, net
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Interest income on cash and cash equivalents	$0.4	$0.4	$1.0	$1.2
Gain on sale of investments	—	—	—	7.3
Mark-to-market of interest rate swap agreement	2.4	4.7	2.4	0.8
Other income (expense), net	(2.2)	(2.1)	(2.0)	(0.7)

Other income, net	$0.6	$3.0	$1.4	$8.6

Other income, net decreased $2.4 million, or 80 percent, and $7.2 million, or 84 percent, in the three and six month periods ended June 30, 2009, respectively, as compared to the same periods of 2008. The decrease in other income, net for the six months ended June 30, 2009 was primarily attributable to the $7.3 million gain on the sale of the Company’s investments in non-consolidated cellular partnerships that occurred in 2008. Additional changes in other income, net for the three and six months ended June 30, 2009, as compared to the same periods of 2008, were primarily attributable to changes in the non-cash, mark-to-market adjustment of the undesignated portion of the Company’s interest rate swaps (see Notes 5 and 6).

Interest Expense

Interest expense was as follows for the three and six month periods ended June 30:

Interest Expense
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Senior secured credit facility, Tranche A	$1.4	$3.2	$3.8	$7.3
Senior secured credit facility, Tranche B, net of interest rate swaps	22.3	24.6	45.2	49.9
Senior secured credit facility, revolving line of credit	0.8	2.2	2.0	4.7
Senior unsecured notes	63.9	63.8	127.7	127.5
Notes issued by subsidiaries	9.8	9.9	19.6	19.9
Other interest expense	—	—	0.1	0.1
Less capitalized interest expense	(0.4)	(0.1)	(0.9)	(0.8)

Total interest expense	$97.8	$103.6	$197.5	$208.6

Interest expense decreased $5.8 million, or 6 percent, and $11.1 million, or 5 percent, in the three and six month periods ended June 30, 2009, respectively, as compared to the same periods of 2008. The decreases were primarily due to declines in the LIBOR (London-Interbank Offered Rate) impacting the Tranche A and the unhedged portion of Tranche B notes. The weighted-average interest rate paid on the Company’s long-term debt during the six months ended June 30, 2009 was 7.4 percent, as compared to 7.7 percent for the same period of 2008.

Income Taxes

Income tax expense decreased $14.0 million, or 20 percent, and $23.5 million, or 16 percent, in the three and six month periods ending June 30, 2009, respectively, as compared to the same periods of 2008. The decrease in income tax expense is generally consistent with the Company’s decrease in income before taxes. The Company’s effective tax rate increased to 38.3 percent and 40.5 percent in the three and six month periods ended June 30, 2009, respectively, as compared to 37.4 percent and 37.7 percent in the corresponding periods of 2008. The increase in the effective rate is due to a discrete item recognized in the first quarter of 2009 related to the Company’s net operating loss carryforward in Kentucky. The impact of this discrete item is immaterial to the estimated annual effective income tax rate. For 2009, the Company’s effective income tax rate is expected to range between 38.0 and 39.0 percent. Changes in the profitability of the Company, as well as recent and proposed changes to federal and state tax laws, may cause the rate to change from historical rates. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law that included various financial incentives to qualifying entities for the expansion of broadband services in both unserved and underserved communities throughout the nation. The legislation allocates approximately $7.2 billion for the expansion of both wired and wireless broadband services. On July 1, 2009, RUS and NTIA released a Notice of Funds Availability (NOFA) outlining general policy and application requirements for broadband initiatives established under the ARRA. The Company is evaluating the program requirements and the decision as to whether or not it will apply for funding to expand its broadband services to the more remote rural areas that it serves.

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

State Universal Service

The Pennsylvania PUC is currently conducting a review of its universal service fund. This review is expected to conclude in late July 2009. The review is focused on various aspects of the fund as they pertain to the basic rates of eligible USF recipient companies and the impact of their alternative regulation plans. The Company receives $10.7 million annually from the fund. The Company cannot estimate at this time the financial impact that would result from changes, if any, to the Pennsylvania universal service fund.

Texas USF and Texas Large Company High Cost Program Settlement

We recognize revenue from state universal service funds in a limited number of states in which we operate. In the second quarter of 2009, Windstream received $32.0 million in state universal service support, which included approximately $24.3 million from the Texas USF, as compared to $35.0 million in state universal service support, which included approximately $25.9 million from the Texas USF, in the same period of 2008. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During the six months ended June 30, 2009, the Company generated approximately $500.0 million in cash flows from operations and ended the second quarter with $245.4 million in cash and cash equivalents. We expect that cash on hand, along with cash generated from operations during the year, will be adequate to finance the ongoing operating requirements, capital expenditures, scheduled principal and interest payments of long-term debt and payments of dividends in 2009. In addition, we expect these same sources of cash, along with borrowings available under the Company’s revolving line of credit will be sufficient to finance the acquisition of D&E, as well as any other temporary cash needs. Cash consideration associated with the acquisition of D&E is expected to consist of approximately $75 million for the cash portion of the purchase price and approximately $185.0 million for the repayment of D&E’s outstanding debt. At June 30, 2009, Windstream had $493.2 million available under its $500.0 million revolving line of credit, which expires in 2011.

During the six months ended June 30, 2009, the assets of Windstream’s pension plan have declined 2.0 percent from $654.0 million to $640.9 million primarily due to routine benefit payments of $26.5 million and lump sum distributions of $30.7 million, partially offset by increases in the market value of assets held of $44.1 million. The Company does not expect to have any cash contribution requirements in 2009. The amount and timing of future contributions to the plan in 2010 and beyond will depend on various factors including the finalization of funding regulations, future investment performance, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.

The Company’s Board of Directors has adopted a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors and is subject to the Company’s restricted payment capacity under its debt covenants as further discussed below. Dividends paid to shareholders were $0.50 per share during six months ended June 30, 2009, totaling $219.4 million. Windstream also paid $109.2 million to shareholders in July 2009 pursuant to a $0.25 quarterly dividend declared during the second quarter of 2009.

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. Through June 30, 2009, the Company had repurchased 20.1 million shares for $233.1 million, of which 4.1 million shares for $32.8 million were repurchased during the six months ended June 30, 2009. As of June 30, 2009, the Company had approximately $720.0 million of restricted payment capacity, as governed by our credit facility debt covenants, available to fund the share repurchase program and dividends to shareholders. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. The Company will continue to opportunistically consider free cash flow accretive initiatives including additional share repurchases, strategic opportunities and debt repurchases. Completion of the share repurchase plan will depend on such factors as the overall credit environment, the liquidity needs of the business and the Company’s evaluation of other strategic opportunities to enhance shareholder return. If the credit markets deteriorate significantly from current levels, the Company may also consider debt repurchases.

As discussed further in Note 5, the Company currently has approximately $5.2 billion in long-term debt outstanding, including current maturities. This outstanding debt is primarily comprised of approximately $2.1 billion in secured debt, primarily under the Company’s senior secured credit facilities, and approximately $3.1 billion in unsecured senior notes. Scheduled principal payments under the credit facility approximate $14.0 million per year through 2011, at which time the remaining principle balance of $283.3 million under Tranche A of the senior secured credit facilities will also be due. In addition, the Company will make sinking fund payments of approximately $10.0 million per year on its subsidiary debt.

The terms of the senior secured credit facilities and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios, restrict its ability to incur additional indebtedness and limit its cash payments. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, as previously described, as well as restrictions on capital expenditures. For 2009, the Company has capacity to spend $582.5 million, which includes $132.5 million of unused capacity from 2008, under the capital expenditures restriction in its covenants.

The financial ratios required by the Company’s senior secured credit facilities and indentures include certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating the Company’s compliance with its debt covenants and were calculated as follows:

(Millions, except ratios)	June 30, 2009
Gross Leverage ratio:
Total debt	$5,226.2

Operating income, last twelve months	$1,044.2
Depreciation and amortization, last twelve months	513.1
Other non-cash adjustments permitted by the credit facilities and indentures	80.0

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,637.3

Leverage ratio (a)	3.19

Interest coverage ratio:
Adjusted EBITDA	$1,637.3

Interest expense, last twelve months	$405.3
Adjustments permitted by the credit facilities and indentures	(9.9)

Adjusted interest expense	$395.4

Interest coverage ratio (b)	4.14

(a)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(b)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2009, the Company was in compliance with all such covenants and restrictions.

As of June 30, 2009, Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BBB	BBB-
Senior unsecured credit rating	Ba3	BB	BB+
Corporate credit rating	Ba2	BB+	BB+
Outlook	Stable	Negative	Stable

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

Historical Cash Flows

	Six Months Ended June 30,
(Millions)	2009	2008
Cash flows from (used in):
Operating activities	$499.2	$506.9
Investing activities	(139.2)	(105.4)
Financing activities	(411.2)	(413.9)

Decrease in cash and cash equivalents	$(51.2)	$(12.4)

Cash Flows-Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities decreased by $7.7 million in the six months ended June 30, 2009, as compared to the same period in 2008, attributable to the $8.0 million refund of USF over-payments discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended March 31, 2009 in the Company’s Quarterly Report on Form 10-Q, as well as changes in working capital requirements including timing differences in the payment of interest. Partially offsetting these decreases were timing differences in the billing and collections of accounts receivable, payment of trade payables, purchases of inventory and taxes. During the first six months of 2009, the Company generated sufficient cash flows from operations to fund its capital expenditures, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2009.

Cash Flows-Investing Activities

Capital expenditures for the six months ended June 30, 2009 were $139.5 million, as compared to $133.3 million for the same period in 2008. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to expand our offering of other communications services, including high-speed Internet communication services. The Company funded its capital expenditures through internally generated funds.

Capital expenditures in the first six months of 2008 were partially offset by $17.3 million in net proceeds received on the sale of acquired assets held for sale (see Note 3).

Cash Flows-Financing Activities

As discussed above, the primary use of funds through financing activities was the payment of dividends to shareholders during the first six months of 2009. These payments decreased by $6.0 million during the first six months of 2009 as compared to the same period for 2008 due to fewer shares issued and outstanding as of June 30, 2009 as a result of the stock repurchase program. As previously discussed, during the first six months of 2009, the Company repurchased 4.1 million shares of its common stock for $32.8 million as compared to the repurchase of 16.0 million shares for $200.3 million in the same period of 2008.

Repayments of borrowings were $157.1 million for the six months ended June 30, 2009, and $207.1 million for the six months ended June 30, 2008. Debt issued, net of issuance costs, during the six months ended June 30, 2008 totaled $220.0 million. During the first six months of 2008, the Company borrowed $220.0 million from its $500.0 million revolving credit agreement, of which $200.0 million was repaid during the six month period. There were no debt issuances or borrowings under the revolving credit agreement during the six months ended June 30, 2009. However, the Company repaid $150.0 million, the amount outstanding under the revolving credit agreement, during the six months ended June 30, 2009. Other retirements of long-term debt in both periods reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity in the future.

Contractual Obligations and Commitments

In conjunction with the acquisition of D&E, the Company expects to repay approximately $185.0 million, measured as of June 30, 2009, under certain long-term debt agreements and fund the cash portion of the purchase price, estimated to be approximately $75 million, with cash on hand, as well as borrowings available under the revolving line of credit. Otherwise, there have been no significant changes in the Company’s contractual obligations and commitments since December 31, 2008 as set forth in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 in the Company’s Annual Report on Form 10-K, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies.

Effective January 1, 2009, the Company prospectively changed its assessment of useful life for its franchise rights from indefinite-lived to 30 years primarily due to the effects of increasing competition. See Notes 2 and 4 for further discussion of the change in useful life of the franchise rights.

There were no other material changes to the Company’s critical accounting policies during the six month period ended June 30, 2009.

Recently Adopted Accounting Pronouncements

Adoption of SFAS No. 165 - Windstream adopted SFAS No. 165, “Subsequent Events”, in the second quarter of 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Subsequent events have been evaluated through August 6, 2009, the date the financial statements were issued.

Adoption of FSP FAS 107-1 and APB 28-1 - On April 1, 2009, Windstream adopted FASB Staff Position No. (“FSP”) FAS 107-1 and Accounting Principles Board Opinion No. (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This pronouncement extended the annual disclosures required under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to interim reporting periods. See Note 6 for the disclosures required by FSP FAS 107-1 and APB 28-1.

Adoption of FSP FAS 157-4 - Effective April 1, 2009, Windstream adopted FSP FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provided additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the financial asset or liability has significantly decreased. FSP FAS 157-4 also provided guidance on identifying circumstances that indicate a transaction is not orderly. There was no impact to Windstream’s consolidated financial statements upon adoption.

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

Adoption of SFAS No. 162 - In the fourth quarter of 2008, Windstream adopted SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The hierarchical guidance provided by SFAS No. 162 did not impact the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

SFAS No. 168 - On July 1, 2009, the FASB released the “FASB Accounting Standards Codification” (the “Codification”) as the single authoritative source for U.S. GAAP as described in SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of SFAS No. 162. The Codification did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification were considered nonauthoritative. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon implementation, Windstream will update all references to U.S. GAAP in its consolidated financial statements because the Codification completely replaced existing standards.

SFAS No. 167 - The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” on June 12, 2009. SFAS No. 167 revises the approach to determining the primary beneficiary of a variable interest entity to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a variable interest entity. SFAS No. 167 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 167 will have on its consolidated financial statements.

SFAS No. 166 - In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”. SFAS No. 166 includes:

•	eliminating the qualifying special-purpose entity concept,

•	a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting,

•	clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale,

•	a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and

•	extensive new disclosures.

SFAS No. 166 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 166 will have on its consolidated financial statements.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

The Company’s market risks at June 30, 2009 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 19, 2009. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, the Company is exposed to market risk from changes in interest rates. The Company does not directly own significant marketable equity securities other than highly liquid cash equivalents, nor does it operate in foreign countries. However, the Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

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

Due to the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million to convert variable interest rate payments to fixed. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,225.0 million as of June 30, 2009. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 1.11 percent at June 30, 2009. The fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, as amended.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $100.4 million as of June 30, 2009, are recognized in net income, including a $2.4 million gain in the consolidated statement of income during the six months ended June 30, 2009. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of June 30, 2009, the amount outstanding under the Company’s variable rate senior secured credit facilities exceed the unamortized notional value of the four interest rate swap agreements by $430.3 million, or approximately 8.3 percent of its total outstanding long-term debt. Windstream has estimated its interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $4.3 million. Actual results may differ from this estimate.

Equity Risk

The Company is exposed to market risk through the Company’s pension plan investments. The fair market value of these investments, totaling $640.9 million at June 30, 2009, declined 2.0 percent from $654.0 million at December 31, 2008, primarily due to benefit payments partially offset by a 6.7 percent increase in the market value of assets held. Primarily as a result of the $347.0 million decline in the market value of pension assets that occurred during 2008, the Company will recognize pension expense of $90.9 million in 2009 as compared to a benefit of $1.6 million in 2008.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 14, 2008, Windstream Corporation, Windstream Nebraska, Inc., Windstream Systems of the Midwest, Inc., and Windstream Benefits Committee filed a class action complaint for declaratory judgment in the United States District Court for the District of Nebraska against the local bargaining unit for the Communication Workers of America and several former Aliant retirees individually and as representatives of persons similarly situated, requesting the court to declare that the Company had a unilateral right to make certain amendments to its postretirement, medical and life insurance plans. On December 3, 2008, the Court entered the Company’s Notice of Agreed Dismissal dismissing the Company’s claims against the local bargaining unit for the Communication Workers of America. On November 26, 2008, the individual defendants moved for a preliminary injunction that sought to prevent the Company from implementing the amendments to its postretirement, medical and life insurance plans on December 30, 2008. The Court entered an order denying the individual defendants’ motion for a preliminary injunction on December 30, 2008. Dispositive motions have been filed by Plaintiffs and Defendants pursuant to a scheduling order issued by the court. Trial in this matter has been scheduled for September 2009. The Company intends to vigorously assert and prosecute its position in this matter.

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

Item 1A. Risk Factors

Windstream currently outsources the data center for its information technology (“IT”) systems and internet service provider systems to a third party under a contract ending June 30, 2010. The third party service provider has provided notice that this contract will not be renewed, and Windstream will be required to relocate each of these data centers to a new location and service provider. The data center services to be migrated include managed mainframe services, output processing, IT support services, and data storage, and these data center services support most of Windstream’s IT systems including billing, financial reporting, customer service, assignment and provisioning. While this data center migration will be a complex process, Windstream believes that it has sufficient time and resources to complete a successful migration. However, our inability to complete this migration successfully could result in a material disruption in our ability to service customers, process bills and perform other support services and could thereby adversely affect our business, revenue and cash flows.

There have been no other material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February  19, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. Information associated with this plan is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value that May Yet Be Purchased Under the Plans (Millions)
April 1-30, 2009	1,513,800	$7.97	1,513,800	$166.9
May 1-31, 2009	—	—	—	$166.9
June 1-30, 2009	—	—	—	$166.9

Total	1,513,800	$7.97	1,513,800

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

As of June 30, 2009, the Company had repurchased 20.1 million shares for $233.1 million since the plan was initiated in February 2008. In addition, as of June 30, 2009, the Company had sufficient capacity under its indentures to complete the share repurchase program. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other strategic investments reduce the available restricted payments capacity. Achievement of the share repurchase plan will depend on such factors as the overall credit environment and liquidity needs of the business. If the credit markets deteriorate significantly from current levels, the Company may also consider debt repurchases.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Stockholders’ Meeting was held on May 6, 2009 in Little Rock, Arkansas. At the meeting, the following items were submitted to a vote of stockholders.

1.	The stockholders elected all persons nominated to serve as a director as set forth in the Company’s Proxy Statement dated March 23, 2009, with the following vote results:

Nominee	Votes For	Votes Withheld

Carol B. Armitage	374,241,780	3,559,210

Samuel E. Beall, III	302,790,825	75,010,165

Dennis E. Foster	302,692,973	75,108,017

Francis X. Frantz	372,679,016	5,121,974

Jeffery R. Gardner	373,934,668	3,866,322

Jeffrey T. Hinson	373,742,466	4,058,524

Judy K. Jones	373,899,819	3,901,171

William A. Montgomery	302,892,631	74,908,359

Frank E. Reed	373,808,905	3,992,085

2.	The stockholders ratified the appointment of PricewaterhouseCoopers LLP as Windstream’s independent registered public accountant for 2009 with 375,766,231 votes for, 1,175,959 votes against and 858,800 abstentions.

3.	The stockholders voted upon and rejected a stockholder proposal entitled “Advisory Vote on Executive Compensation” with 140,542,977 votes for, 143,944,420 votes against, 2,013,388 abstentions and 91,300,205 broker non-votes.

4.	The stockholders voted upon and rejected a stockholder proposal entitled “Independent Chairman of the Board” with 117,798,386 votes for, 167,261,008 votes against, 1,441,740 abstentions and 91,299,856 broker non-votes.

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
(Registrant)

/s/ Brent Whittington
Brent Whittington
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
August 6, 2009

WINDSTREAM CORPORATION

FORM 10-Q

INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

4.1	Fourth Supplemental Indenture dated as of June 22, 2009 to the Indenture dated as of July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee.	(*)

4.2	Third Supplemental Indenture dated June 22, 2009 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee.	(*)

4.3	Fourth Supplemental Indenture dated June 22, 2009 to the Indenture dated as of February 14, 2005 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York, as trustee.	(*)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(*)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(*)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(*)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(*)

101.INS	XBRL Instance Document	(*)

101.SCH	XBRL Taxonomy Extension Schema Document	(*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(*)

(*)	Filed herewith.