Form 10-Q
period 2009-09-30
WINDSTREAM CORP
filed 2009-11-09
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

Number of common shares outstanding as of October 31, 2009: 427,390,506

The Exhibit Index is located on page 52

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2009	2008	2009	2008
Revenues and sales:
Service revenues	$ 704.9	$ 741.9	$ 2,140.2	$ 2,254.7
Product sales	29.4	52.2	102.0	139.3

Total revenues and sales	734.3	794.1	2,242.2	2,394.0
Costs and expenses:
Cost of services (excluding depreciation of $103.3, $99.3, $306.5 and $294.3 respectively, included below)	253.0	255.9	753.9	760.2
Cost of products sold	26.0	49.5	89.9	128.0
Selling, general, administrative and other	87.6	93.3	267.0	273.0
Depreciation and amortization	133.8	123.8	399.1	368.7
Restructuring charges	7.5	1.0	7.5	2.1
Merger and integration costs	1.0	—	2.4	6.2

Total costs and expenses	508.9	523.5	1,519.8	1,538.2
Operating income	225.4	270.6	722.4	855.8

Other income, net	(2.2)	0.5	(0.8)	9.1
Interest expense	(97.5)	(103.3)	(295.0)	(311.9)

Income from continuing operations before income taxes	125.7	167.8	426.6	553.0
Income taxes	45.7	63.5	167.6	208.9

Income from continuing operations	80.0	104.3	259.0	344.1
Discontinued operations, net of tax expense of $1.2 and $0.8, respectively	—	1.6	—	(12.5)

Net income	$ 80.0	$ 105.9	$ 259.0	$ 331.6
Basic and diluted earnings per share:
Income from continuing operations	$.18	$.24	$.59	$.77
Loss from discontinued operations	—	—	—	(.03)

Net income	$.18	$.24	$.59	$.74

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Millions) Assets	(Unaudited) September 30, 2009	December 31, 2008
Current Assets:
Cash and cash equivalents	$290.0	$296.6
Accounts receivable (less allowance for doubtful accounts of $16.5 and $16.3, respectively)	294.7	316.6
Inventories	23.5	30.8
Deferred income taxes	16.5	30.8
Prepaid expenses and other	53.9	33.9

Total current assets	678.6	708.7

Goodwill	2,198.2	2,198.2
Other intangibles	1,072.8	1,132.2
Net property, plant and equipment	3,751.8	3,897.1
Other assets	66.7	73.1
Total Assets	$7,768.1	$8,009.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$24.1	$24.3
Current portion of interest rate swaps	47.3	40.5
Accounts payable	131.9	134.0
Advance payments and customer deposits	92.0	94.0
Accrued dividends	108.8	109.9
Accrued taxes	43.1	48.0
Accrued interest	64.1	138.4
Other current liabilities	60.8	76.2

Total current liabilities	572.1	665.3
Long-term debt	5,199.0	5,358.2
Deferred income taxes	1,177.7	1,070.6
Other liabilities	629.5	662.9
Total liabilities	7,578.3	7,757.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 435.2 and 439.4 shares issued and outstanding, respectively	—	—
Additional paid-in capital	63.6	101.5
Accumulated other comprehensive loss	(292.8)	(336.6)
Retained earnings	419.0	487.4

Total shareholders’ equity	189.8	252.3
Total Liabilities and Shareholders’ Equity	$7,768.1	$8,009.3

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2009	2008
Cash Provided from Operations:
Net income	$259.0	$331.6
Adjustments to reconcile net income to net cash provided from operations:
Loss on net assets held for sale	—	16.4
Depreciation and amortization	399.1	370.9
Provision for doubtful accounts	32.4	25.1
Stock-based compensation expense	14.3	13.5
Pension and postretirement benefits expense	72.8	12.3
Deferred taxes	92.4	74.3
Other, net	4.2	8.8
Changes in operating assets and liabilities, net:
Accounts receivable	(10.5)	(27.9)
Prepaid expenses and other	(20.9)	(15.6)
Accounts payable	(2.1)	(8.7)
Accrued interest	(74.3)	(69.8)
Accrued taxes	(4.9)	17.5
Other current liabilities	(13.9)	(12.5)
Other, net	(6.2)	(6.1)

Net cash provided from operations	741.4	729.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(206.8)	(219.5)
Disposition of acquired assets held for sale	—	17.3
Other, net	0.3	11.6

Net cash used in investing activities	(206.5)	(190.6)
Cash Flows from Financing Activities:
Dividends paid on common shares	(328.6)	(335.3)
Stock repurchase	(43.5)	(200.3)
Repayment of debt	(160.7)	(340.7)
Debt issued, net of issuance costs	—	380.0
Other, net	(8.7)	(3.3)

Net cash used in financing activities	(541.5)	(499.6)

(Decrease) increase in cash and cash equivalents	(6.6)	39.6
Cash and Cash Equivalents:
Beginning of period	296.6	72.0

End of period	$290.0	$111.6

Supplemental Cash Flow Disclosures:
Interest paid	$367.5	$378.6
Income taxes paid, net of refunds	$95.0	$118.3

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2008	$101.5	$(336.6)	$487.4	$252.3
Net income			259.0	259.0
Other comprehensive income, net of tax: (See Note 10)
Change in employee benefit plans	—	31.7	—	31.7
Unrealized holding gain on interest rate swaps	—	12.1	—	12.1
Comprehensive income	—	43.8	259.0	302.8
Stock repurchase	(43.5)	—	—	(43.5)
Stock-based compensation expense	14.3	—	—	14.3
Other	(8.7)	—	—	(8.7)
Dividends of $0.75 per share declared to stockholders	—	—	(327.4)	(327.4)
Balance at September 30, 2009	$63.6	$(292.8)	$419.0	$189.8

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

_____

1.	Preparation of Interim Financial Statements:

Formation of Windstream - In this report, Windstream Corporation and its subsidiaries are referred to as “Windstream”, “we”, or “the Company”. On July 17, 2006, Alltel Corporation, which has subsequently merged with Verizon Communications Inc. (“Alltel”), completed the spin off of its wireline telecommunications division and immediately merged with and into Valor Communications Group, Inc. (“Valor”), with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation.

Windstream is a customer-focused telecommunications company that provides phone, high-speed Internet, and digital television services. The Company also offers a wide range of IP-based voice and data services and advanced phone systems and equipment to businesses and government agencies. The Company has approximately 2.9 million customers primarily located in rural areas in 16 states. In the first quarter of 2009, the Company reorganized its operations to integrate the sales and administrative functions of the product distribution segment into its wireline operations. As a result of this change, the chief operating decision maker no longer reviews the financial statements of the product distribution operations on a stand alone basis, and the Company operates as a single reporting segment. As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect a single segment presentation for all periods presented. As such, separate segment reporting is no longer required, and thus not included. Additionally, certain amounts previously reported have been reclassified to conform to the current year presentation of the consolidated financial statements. These changes and reclassifications did not impact net or comprehensive income.

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

Change in Accounting Estimate - Effective January 1, 2009, the Company prospectively changed its estimate of useful life for its franchise rights from indefinite-lived to 30 years primarily due to the effects of increasing competition. Commensurate with this change, the Company reviewed its franchise rights for impairment, and noted that no impairment existed as of January 1, 2009. As a result of this change, amortization expense increased by $8.0 million and $23.9 million, calculated on a straight line basis, and net income decreased $5.1 million and $14.5 million or $.01 and $.03 per share for the three and nine month periods ended September 30, 2009, respectively.

Recently Adopted Accounting Standards

Accounting Standards Codification

In the third quarter of 2009, Windstream adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. GAAP. The Codification superseded all existing accounting standard documents and other accounting literature became nonauthoritative. As a result, Windstream has removed all references to superseded accounting standards in its consolidated financial statements and accompanying notes.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

Subsequent Events

In the second quarter of 2009 Windstream adopted authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. See Note 15 for the disclosures required by this guidance.

Interim Disclosures about the Fair Value of Financial Instruments

Effective April 1, 2009, Windstream adopted authoritative guidance related to interim disclosures about the fair value of financial instruments. This guidance extended the annual disclosures about fair value of financial instruments to interim reporting periods. See Note 6 for the interim disclosures required by this guidance.

Fair Value Measurements

Effective January 1, 2008, Windstream adopted authoritative guidance for fair value measurements of financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. This authoritative guidance clarified the definition of fair value, established a framework for measuring fair value and expanded the disclosures related to fair value measurements that are included in a company’s financial statements. It emphasized that fair value is a market-based measurement and not an entity-specific measurement, and that it should be based on an exchange transaction in which a company sells an asset or transfers a liability. The guidance also established a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. The Company adopted the provisions of this guidance for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, except items recognized or disclosed at fair value on an annual or more frequently recurring basis, on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2009, Windstream adopted authoritative guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance provided additional direction for estimating fair value, in accordance with other authoritative guidance related to fair value measurements, when the volume and level of activity for a financial asset or liability has significantly decreased. This guidance also offers directives on identifying circumstances that indicate a transaction is not orderly. There was no impact to Windstream’s consolidated financial statements upon adoption.

Business Combinations

Effective January 1, 2009, Windstream adopted the revised authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination recognizes all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The revised guidance changed the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. In addition, a substantial number of new disclosures are also required.

In April 2009, the FASB amended the authoritative guidance for subsequent business combinations to require contingent assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. The Company will apply the provisions of this guidance to the acquisitions of D&E Communications, Inc. (“D&E”) and Lexcom, Inc. (“Lexcom”).

Noncontrolling Interests in Consolidated Financial Statements

Effective January 1, 2009, Windstream adopted authoritative guidance for noncontrolling interests in consolidated financial statements. Since Windstream does not have any non-controlling interests, the adoption of this guidance did not impact the Company’s consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

Disclosures about Derivative Instruments and Hedging Activities

Effective January 1, 2009, Windstream adopted authoritative guidance for disclosures about derivative instruments and hedging activities, which requires companies with derivative instruments to disclose information to enable financial statement users to understand how and why a company uses derivative instruments, how authoritative guidance is applied to derivative instruments and related hedged items, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. See Notes 5, 6 and 10 for the disclosures required by this guidance.

Determination of the Useful Life of Intangible Assets

Effective January 1, 2009, Windstream adopted authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requiring disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. Windstream considered its historical experience in renewing the Company’s franchise rights and determined that it is consistent with previous renewal assumptions used in the determination of useful lives. Thus, the adoption of this guidance did not impact Windstream’s consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

Effective January 1, 2009, the Company adopted authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. Under this guidance, Windstream’s non-vested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are considered participating securities and have been included in the computation of basic earnings per share pursuant to the two-class method, and are no longer considered potentially dilutive. Basic and diluted earnings per share have been retrospectively adjusted as a result of the adoption of this guidance. See Note 11 for the calculation of earnings per share.

Recently Issued Authoritative Guidance

Revenue Arrangements with Multiple Element Deliverables

On September 23, 2009, the FASB reached a consensus on accounting for revenue arrangements with multiple deliverables. The consensus addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Fair Value Measurements

On September 30, 2009, the FASB updated the authoritative guidance for fair value measurements to allow a reporting entity to measure the fair value of certain alternative investments on the basis of net asset value per share of the investment if the net asset value of the investment is calculated in a manner consistent with the measurement principles of investment companies. This update is effective for the first interim or annual reporting period ending after December 15, 2009. Early adoption is permitted. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

On August 28, 2009, the FASB updated the authoritative guidance for fair value measurements to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets or 2) a valuation technique that is consistent with fair value measurement principles (e.g. an income approach or market approach). The amendment also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment relating to the existence of transfer restrictions on that liability. This update is effective for the first interim or annual reporting period beginning after August 28, 2009. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

Determining the Primary Beneficiary of a Variable Interest Entity

On June 12, 2009 the FASB revised the authoritative guidance for determining the primary beneficiary of a variable interest entity to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a variable

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Accounting Changes, Continued:

interest entity. This guidance will be effective for fiscal years beginning on or after November 15, 2009. The Company does not expect this guidance to have any impact on its consolidated financial statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued authoritative guidance related to accounting for transfers of financial assets, which includes:

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

The guidance is effective for fiscal years beginning on or after November 15, 2009. The Company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets, which requires employers to disclose:

•	the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented,

•

the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date, including the level within the fair value hierarchy in which the fair value measurements fall as defined by authoritative guidance for fair value measurements,

•	investment policies and strategies, including target allocation percentages, and

•	significant concentrations of risk in plan assets.

This guidance is effective for fiscal years ending after December 15, 2009. Upon implementation, Windstream will provide expanded disclosures in its December 31, 2009 Form 10-K.

3.	Dispositions:

Disposition of Out of Territory Product Distribution Operations - On August 21, 2009, Windstream completed the sale of its out of territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. The out of territory product distribution operations primarily consisted of product inventory with a carrying value of $4.9 million and customer relationships outside of Windstream’s telecommunications operating territories. These operations were not central to the Company’s strategic goals in its core communications business. Product revenues from these operations totaled $8.2 million and $38.5 million during the three and nine month periods ended September 30, 2009, respectively, with related cost of products sold of $7.6 million and $34.3 million for the same periods in 2009. In conjunction with this transaction, Windstream recognized a gain of $0.4 million in other income, net in its consolidated statements of income for the three and nine month periods ended September 30, 2009.

Disposition of Wireless Business - On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million. The transaction included approximately 52,000 wireless customers, spectrum licenses and cell sites covering a four-county area of North Carolina with a population of approximately 450,000, and six retail locations. Revenues from these operations totaled $11.7 million and $35.2 million during the three and nine month periods ended September 30, 2008, respectively. The operating results of the wireless business have been separately presented as discontinued operations in the accompanying unaudited interim consolidated statements of income.

Disposition of Acquired Assets Held for Sale - Certain assets acquired from CT Communications, Inc. (“CTC”), including the corporate headquarters building and a license for wireless spectrum, were sold during the first nine months of 2008. Windstream received net proceeds of $17.3 million, which approximated the fair value at the date of acquisition.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

3.	Dispositions, Continued:

During the third quarter of 2008, Windstream recognized a non-cash impairment charge of $6.5 million included in selling, general, administrative and other in the accompanying unaudited interim consolidated statements of income to reduce the carrying value of certain wireless spectrum licenses designated as held for sale, and not used in operations, to their fair market value. The fair market value of these holdings has been reduced to a nominal amount due to an impairment resulting from general market conditions and limited interest on this bandwidth of spectrum.

4.	Goodwill and Other Intangible Assets:

As of January 1, 2009, the Company completed its annual impairment review of goodwill and franchise rights and determined that no write-down in the carrying value of these assets was required. Commensurate with its change from multiple segments to a single reporting segment as discussed further in Note 1, the Company no longer uses a combination of the discounted cash flows and the calculated market values of comparable companies to determine the fair value of a reporting unit. Rather, the Company assesses impairment of its goodwill by evaluating the carrying value of its shareholders’ equity against the current fair market value of its outstanding equity, where the fair market value of the Company’s equity is equal to its current market capitalization plus a control premium estimated to be 20 percent through the review of recent market observable transactions involving wireline telecommunication companies. During the nine months ended September 30, 2009, there were no changes in the carrying amounts of goodwill.

The carrying value of the Company’s franchise rights was $955.0 million as of December 31, 2008. As discussed in Note 2, effective January 1, 2009, the Company prospectively changed its assessment of useful life for its franchise rights from indefinite-lived to 30 years. Effective with this change, these rights are now amortized on a straight line basis in accordance with the way in which these operations are expected to contribute to the undiscounted cash flows of the Company.

Intangible assets subject to amortization were as follows:

(Millions)	September 30, 2009
	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$955.0	$(23.9)	$931.1
Valor customer list	210.0	(117.9)	92.1
CTC customer list	45.0	(17.6)	27.4
Other customer list	67.6	(45.9)	21.7
Cable franchise rights	22.5	(22.0)	0.5

	$1,300.1	$(227.3)	$1,072.8

	December 31, 2008
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value
Valor customer list	$210.0	$(94.4)	$115.6
CTC customer list	45.0	(11.7)	33.3
Other customer list	67.6	(40.9)	26.7
Cable franchise rights	22.5	(20.9)	1.6

	$345.1	$(167.9)	$177.2

Amortization expense for intangible assets subject to amortization was $19.1 million and $59.4 million for the three and nine month periods ended September 30, 2009, respectively, as compared to $12.7 million and $39.6 million for the same periods of 2008. Amortization expense for intangible assets subject to amortization is estimated to be $78.2 million in 2009, $71.1 million in 2010, $65.4 million in 2011, $59.7 million in 2012 and $47.4 million in 2013.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments:

Long-term debt was as follows:

(Millions)	September 30, 2009	December 31, 2008
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A - variable rates, due July 17, 2011 (a)	$ 283.3	$ 283.3
Senior secured credit facility, Tranche B - variable rates, due July 17, 2013 (a)	1,368.5	1,379.0
Senior secured credit facility, Revolving line of credit - variable rates, due July 17, 2011 (a) (b)	—	150.0
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016 (c)	1,746.0	1,746.0
2013 Notes – 8.125%, due August 1, 2013 (c)	800.0	800.0
2019 Notes – 7.000%, due March 15, 2019 (c)	500.0	500.0
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. - 7.75%, due February 15, 2015 (c) (d)	400.0	400.0
Windstream Holdings of the Midwest, Inc. - 6.75%, due April 1, 2028 (c) (d)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC - 6.50%, due November 15, 2013	50.0	50.0
Teleview, LLC - 7.00%, due January 2, 2010 and May 2, 2010	0.1	0.3
Discount on long-term debt, net of premiums	(24.8)	(26.1)

	5,223.1	5,382.5
Less current maturities	(24.1)	(24.3)

Total long-term debt (e)	$ 5,199.0	$ 5,358.2

(a)	In October 2009, Windstream received consent from its lenders to an amendment and restatement of its senior secured credit facility (the “Amendment”). See Note 15 for further discussion of the financial impact of the Amendment.

(b)	The Company has a revolving line of credit in its senior secured credit facility under which it may borrow up to $500.0 million less outstanding letters of credit. During the second quarter of 2009, the Company repaid the full amount outstanding under the revolving line of credit. The revolving line of credit’s variable interest rates ranged from 1.59 percent to 2.45 percent, with a weighted average rate of 1.77 percent during the nine months ended September 30, 2009. After giving consideration to the Company’s letters of credit, the Company had $491.8 million of available borrowing capacity under the revolving line of credit as of September 30, 2009.

(c)	Certain of the Company’s debentures and notes are callable by the Company at various premiums on early redemption.

(d)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facilities. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

(e)	On October 8, 2009, Windstream completed the private placement of approximately $400.0 million aggregate principal amount of senior unsecured notes due November 1, 2017, (the “Private Placement”). See Note 15 for further discussion of the financial impact of the Private Placement.

The terms of the senior secured credit facilities and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios, restrict its ability to incur additional indebtedness, and limit its cash payments. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, as well as restrictions on capital expenditures. For 2009, the Company has capacity to spend $582.5 million, which includes $132.5 million of unused capacity from 2008, under the capital expenditures restriction in its covenants.

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

other conditions set forth in the borrowing agreements. The Company was in compliance with these covenants as of September 30, 2009.

Maturities for debt outstanding as of September 30, 2009 for each of the twelve month periods ended September 30, 2010, 2011, 2012, 2013, and 2014 were $24.1 million, $307.3 million, $20.5 million, $2,140.0 million and $10.0 million, respectively. See Note 15 for the scheduled principal payments after giving effect to the Private Placement and Amendment.

Interest expense was as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Interest expense related to long-term debt	$ 83.6	$ 94.8	$ 258.2	$ 291.1
Impacts of interest rate swaps	14.3	9.0	38.0	22.0
Other interest expense	—	—	0.1	0.1
Less capitalized interest expense	(0.4)	(0.5)	(1.3)	(1.3)

Total interest expense	$ 97.5	$ 103.3	$ 295.0	$ 311.9

Windstream has entered into four identical pay fixed, receive variable interest rate swap agreements totaling $1,600.0 million in notional value in order to mitigate the interest rate risk inherent in its variable rate senior secured credit facilities. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR (London-Interbank Offered Rate). The Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities through July 17, 2013. The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($98.4 million as of September 30, 2009) was de-designated as the corresponding hedged item was repaid. Therefore, the undesignated portion of the swap agreement was no longer an effective hedge of the variable interest rate paid on Tranche B.

Set forth below is information related to the Company’s interest rate swap agreements:

(Millions, except for percentages)	September 30, 2009	December 31, 2008
Unamortized notional value:
Designated portion	$1,101.6	$1,176.2
Undesignated portion	$98.4	$105.0
Fair value of interest rate swap agreements (see Note 6):
Designated portion	$(121.1)	$(140.8)
Undesignated portion	$(10.8)	$(12.6)

Fixed rate paid	5.60%	5.60%
Variable rate received	0.51%	4.55%

The effectiveness of the Company’s cash flow hedges is assessed each quarter using the “Change in Variable Cash Flow Method”. This method utilizes the matched terms principle of measuring effectiveness, and requires the floating-rate leg of the swap and the hedged variable cash flows of the asset or liability to be based on the same interest rate index. It also requires the variable interest rates of both instruments to reset on the same dates. Furthermore, there should be no other differences in the terms of the hedge and the hedged item, and the likelihood of default by the interest rate swap counterparties must be assessed as being unlikely in order to conclude that there is no ineffectiveness in the hedging relationship. The Company performs and documents this assessment each quarter, and it concluded at September 30, 2009 that there was no ineffectiveness to be recognized in earnings for any of its four interest rate swap agreements that are designated as hedges. In addition, the Company has concluded that the Amendment of its debt agreements, described in Note 15, will have no impact on its assessment of hedge effectiveness.

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

The Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. Changes in fair value of these derivative instruments were as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Change in fair value of effective portion, net of tax (a)	$(4.7)	$(1.7)	$11.8	$3.8
Change in fair value of undesignated portion (b)	$(0.6)	$(0.3)	$1.8	$0.5

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

(b)	Represents non-cash income recorded in other income, net in the accompanying consolidated statements of income.

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

The Company’s non-financial assets and liabilities, including goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine months ended September 30, 2009 requiring these non-financial assets and liabilities to be recognized at fair value.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis.

The fair values of the Company’s cash equivalents and interest rate swaps were determined using the following inputs:

(Millions)			September 30, 2009
			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents (a)	$290.0	$290.0	$290.0	$—	$—
Interest rate swaps (b) (see Note 5)	$(131.9)	$(131.9)	$—	$(131.9)	$—

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

6.	Fair Value Measurements, Continued:

(Millions)			December 31, 2008
			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents (a)	$296.6	$296.6	$296.6	$—	$—
Interest rate swaps (b) (see Note 5)	$(153.4)	$(153.4)	$—	$(153.4)	$—

(a)	Included in cash and cash equivalents on the unaudited consolidated balance sheet as of September 30, 2009 and consolidated balance sheet as of December 31, 2008.

(b)	Included in current portion of interest rate swaps and other liabilities on the unaudited consolidated balance sheet as of September 30, 2009 and consolidated balance sheet as of December 31, 2008.

The Company’s cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair value of interest rate swaps was determined based on the present value of expected future cash flows using LIBOR rates, which are observable at commonly quoted intervals for the full term of the swaps, adjusted for the Company’s non-performance risk. As of September 30, 2009 and December 31, 2008, the fair value of the Company’s interest rate swaps were reduced by $4.5 million and $17.4 million, respectively, to reflect the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Tranche B senior secured credit facility as the swap agreements are secured by the same collateral. In addition, the Company routinely monitors and updates its evaluation of counterparty risk, and based on such evaluation has determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

The fair value and carrying value of the Company’s long-term debt, including current maturities, was as follows:

(Millions)	September 30, 2009	December 31, 2008
Fair value	$5,252.7	$4,637.0
Carrying value	$5,223.1	$5,382.5

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

The components of pension expense (including provision for executive retirement agreements) were as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Benefits earned during the year	$3.3	$3.3	$10.0	$9.9
Interest cost on benefit obligation	14.3	14.0	42.9	42.1
Amortization of net actuarial loss	17.8	1.6	53.4	4.8
Amortization of prior service credit	—	—	(0.1)	(0.1)
Expected return on plan assets	(12.4)	(19.1)	(37.4)	(57.2)

Net periodic benefit expense (income)	$23.0	$(0.2)	$68.8	$(0.5)

The components of postretirement expense were as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Benefits earned during the year	$0.1	$0.1	$0.1	$0.2
Interest cost on benefit obligation	2.1	3.1	6.3	10.1
Amortization of transition obligation	—	0.1	—	0.5
Amortization of net actuarial loss	—	0.3	—	1.0
Amortization of prior service (credit) cost	(0.8)	0.1	(2.4)	1.0

Net periodic benefit expense	$1.4	$3.7	$4.0	$12.8

Windstream contributed $10.7 million to the postretirement plan during the nine months ended September 30, 2009, and expects to contribute an additional $3.2 million for postretirement benefits throughout the remainder of 2009, excluding amounts that will be funded by participant contributions to the plans. The Company contributed $2.5 million to the pension plan during the nine months ended September 30, 2009, and does not expect to make any additional contributions for pension benefits for the remainder of 2009.

9.	Merger, Integration and Restructuring Charges:

The following is a summary of merger, integration and restructuring charges recorded in the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Transaction costs associated with the acquisition of D&E	$0.9	$—	$2.3	$—
Transaction costs associated with the acquisition of Lexcom	0.1	—	0.1	—
Transaction costs associated with the acquisition of CTC	—	—	—	0.1
Computer system separation and conversion costs	—	—	—	6.1

Total merger and integration costs	1.0	—	2.4	6.2
Severance and employee benefit costs	7.5	1.0	7.5	2.1

Total merger, integration and restructuring charges	$8.5	$1.0	$9.9	$8.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

9.	Merger, Integration and Restructuring Charges, Continued:

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

Transaction costs are expensed as incurred and primarily include charges for accounting, legal, broker fees and other miscellaneous costs, including computer system and conversion costs associated with the acquisition of CTC and the pending acquisitions of D&E and Lexcom (see Note 14).

During the third quarter of 2009, Windstream recognized $7.5 million of the $9.0 million total expected severance and employee benefit costs primarily related to the announced workforce reduction initiated to better align the Company’s focus on high-speed Internet and enterprise opportunities. The Company expects to complete the workforce reduction in the fourth quarter of 2009. During the second quarter of 2009, the Company incurred $0.1 million in severance and employee benefit related costs associated with the closure of an out of territory sales and product distribution facility. During the first quarter of 2009, the Company recorded a $0.1 million reduction in liabilities to reflect differences between estimated and actual costs paid associated with a work force reduction initiated during the fourth quarter of 2008. During the three and nine months ended September 30, 2009, the Company expensed consulting fees of $1.0 million and $2.4 million, respectively, associated with the pending acquisitions of D&E and Lexcom.

During the nine months ended September 30, 2008, the Company incurred $2.1 million in severance and employee-related costs primarily related to the announced realignment of certain information technology, network operations and business sales functions. Additionally, in 2008 the Company incurred charges for accounting, legal and broker fees and other miscellaneous costs associated with the acquisition of CTC. Other merger and integration costs during 2008 consisted of computer system and conversion costs, of which $4.6 million incurred during the second quarter was related to a non-cash charge to abandon certain software acquired in the CTC acquisition.

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges for the nine months ended September 30, 2009:

(Millions)
Balance, beginning of period	$8.3
Merger, integration and restructuring charges, net of non-cash charges	9.9
Cash outlays during the period	(9.8)

Balance, end of period	$8.4

As of September 30, 2009 the Company had unpaid merger, integration and restructuring liabilities totaling $8.4 million, which consisted of $7.5 million of severance and employee benefit costs, $0.6 million of Valor lease termination costs and $0.3 million of costs associated with the pending acquisitions of D&E and Lexcom. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. Substantially all payments for severance and employee benefit costs will be made during the fourth quarter of 2009 as positions are eliminated. Valor lease payments will be made over the remaining term of the lease expiring in the third quarter of 2010. Each of these payments will be funded through operating cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

10.	Comprehensive Income (Loss):

Comprehensive income (loss) was as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Net income	$80.0	$105.9	$259.0	$331.6

Comprehensive income:
Defined benefit pension plans:
Change in net actuarial loss for employee benefit plans	—	—	(11.2)	(27.5)

Amounts included in net periodic benefit cost:
Amortization of prior service credits	—	—	(0.1)	(0.1)
Amortization of net actuarial loss	17.8	1.6	53.4	4.8
Income tax (expense) benefit	(6.8)	(0.6)	(16.1)	8.9

Change in pension plan	11.0	1.0	26.0	(13.9)

Postretirement plan:
Change in net actuarial gain (loss) for employee benefit plans	—	67.3	12.9	59.0

Amounts included in net periodic benefit cost:
Amortization of transition obligation	—	0.1	—	0.5
Amortization of prior service costs (credits)	(0.8)	0.1	(2.4)	1.0
Amortization of net actuarial loss	—	0.3	—	1.0
Income tax (expense) benefit	0.3	(26.9)	(4.8)	(20.5)

Change in postretirement plan	(0.5)	40.9	5.7	41.0

Change in employee benefit plans	10.5	41.9	31.7	27.1

Interest rate swaps:
Unrealized holding gain (loss) on interest rate swaps	(7.4)	(2.7)	20.2	6.2
Income tax benefit (expense)	2.8	1.0	(8.1)	(2.4)

Unrealized holding gain (loss) on interest rate swaps	(4.6)	(1.7)	12.1	3.8

Comprehensive income	$85.9	$146.1	$302.8	$362.5

Accumulated other comprehensive loss was as follows:

(Millions)	September 30,	December 31,
	2009	2008
Pension and postretirement plans	$(216.6)	$(248.3)
Unrealized holding losses on interest rate swaps:
Designated portion	(74.8)	(86.6)
Undesignated portion	(1.4)	(1.7)

Accumulated other comprehensive loss	$(292.8)	$(336.6)

11.	Earnings per Share:

Basic earnings per share was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Windstream’s non-vested restricted shares that contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of basic earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

11.	Earnings per Share, Continued:

securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Earnings per common share was computed by dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the pro-rata weighted average shares outstanding during the period. The Company also computed dilutive earnings per share using the two-class method as this method is more dilutive than the treasury stock method. Under this method, Windstream’s diluted earnings per share is equal to the Company’s calculated basic earnings per share. Effective January 1, 2009, the Company adopted this revised authoritative guidance for calculating earnings per share, and commensurate therewith, has retrospectively adjusted prior period earnings per share data, the impact of which was immaterial.

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

(Millions, except per share amounts)	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$80.0	$104.3	$259.0	$344.1
Income from continuing operations allocable to non-vested restricted shares	(0.7)	(0.8)	(2.9)	(2.9)

Adjusted income from continuing operations available to common shares	$79.3	$103.5	$256.1	$341.2

Loss from discontinued operations	—	1.6	—	(12.5)
Loss from discontinued operations allocable to non-vested restricted shares	—	(0.1)	—	0.1

Adjusted income from discontinued operations available to common shares	—	1.5	—	(12.4)

Net income available to common shares	$79.3	$105.0	$256.1	$328.8

Denominator:
Weighted average common shares outstanding for the period	433.0	435.9	433.8	442.3

Basic and diluted earnings per share:
From continuing operations	$.18	$.24	$.59	$.77
From discontinued operations	—	—	—	(.03)

Net income	$.18	$.24	$.59	$.74

The calculation of earnings per share for common shares shown above excludes the income attributable to the non-vested restricted shares from the numerator and excludes the dilutive impact of non-vested restricted shares from the denominator.

12.	Stock-Based Compensation Plans:

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million shares. As of September 30, 2009, the balance available for grant was approximately 3.5 million shares.

During February, May and August 2009, the Windstream Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan. The vesting periods and grant date fair value for shares issued during the nine months ended September 30, 2009 was as follows:

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

12.	Stock-Based Compensation Plans, Continued:

	(Thousands)	Weighted Average Fair Value Per Share
	Number of Shares
Non-vested at December 31, 2008	3,352.8	$12.30
Granted	1,857.8	$8.71
Vested	(2,198.1)	$12.50
Forfeited	(119.4)	$10.78

Non-vested at September 30, 2009	2,893.1	$9.90

For performance based shares granted, the operating target for the first vesting period was approved by the Board of Directors in February 2009. While achievement of these performance targets remains uncertain, management has determined that it is probable that such targets will be met for fiscal year 2009.

Non-vested restricted stock activity for the nine months ended September 30, 2009 was as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	1,125.1
Vest contingently over a three-year performance period	677.5
Vest one year from date of grant, service based (a)	55.2

Total granted	1,857.8

Grant date fair value (Millions)	$16.2

(a)	Represents shares granted to non-employee directors.

The weighted average grant date fair value for restricted stock granted was $1.4 million and $16.2 million for the three and nine month periods ended September 30, 2009, respectively, compared to $14.3 million for the nine month period ended September 30, 2008. There was no change in the weighted average grant date fair value for the three months ended September 30, 2008. At September 30, 2009, unrecognized compensation expense for non-vested Windstream restricted shares was $13.4 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.5 years. Stock-based compensation expense was $3.7 million and $14.3 million for the three and nine month periods ended September 30, 2009, respectively, as compared to $4.3 million and $13.5 million for the same periods of 2008.

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

The following information presents condensed consolidated statements of income for the three and nine month periods ended September 30, 2009 and 2008, condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, and condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended September 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$185.1	$522.1	$(2.3)	$704.9
Product sales	—	16.8	12.6	—	29.4

Total revenues and sales	—	201.9	534.7	(2.3)	734.3
Costs and expenses:
Cost of services	—	62.4	192.4	(1.8)	253.0
Cost of products sold	—	15.4	10.6	—	26.0
Selling, general, administrative and other	—	20.3	67.8	(0.5)	87.6
Depreciation and amortization	—	47.8	86.0	—	133.8
Merger, integration and restructuring	—	3.0	5.5	—	8.5

Total costs and expenses	—	148.9	362.3	(2.3)	508.9
Operating income	—	53.0	172.4	—	225.4

Earnings (losses) from consolidated subsidiaries	134.0	17.8	—	(151.8)	—
Other income (expense), net	(1.7)	27.5	(28.0)	—	(2.2)
Intercompany interest income (expense)	8.8	(3.8)	(5.0)	—	—
Interest expense	(95.3)	(1.6)	(0.6)	—	(97.5)

Income before income taxes	45.8	92.9	138.8	(151.8)	125.7
Income tax expense (benefit)	(34.2)	27.4	52.5	—	45.7

Net income	$80.0	$65.5	$86.3	$(151.8)	$80.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended September 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$189.9	$553.3	$(1.3)	$741.9
Product sales	—	35.7	16.5	—	52.2

Total revenues and sales	—	225.6	569.8	(1.3)	794.1
Costs and expenses:
Cost of services	—	59.6	197.3	(1.0)	255.9
Cost of products sold	—	33.7	15.8	—	49.5
Selling, general, administrative and other	—	29.4	64.2	(0.3)	93.3
Depreciation and amortization	—	42.2	81.6	—	123.8
Merger, integration and restructuring	—	0.2	0.8	—	1.0

Total costs and expenses	—	165.1	359.7	(1.3)	523.5
Operating income	—	60.5	210.1	—	270.6

Earnings (losses) from consolidated subsidiaries	173.9	32.7	—	(206.6)	—
Other income (expense), net	(0.5)	0.6	0.4	—	0.5
Intercompany interest income (expense)	(7.9)	(3.1)	11.0	—	—
Interest expense	(101.0)	(1.6)	(0.7)	—	(103.3)

Income from continuing operations before income taxes	64.5	89.1	220.8	(206.6)	167.8
Income tax expense (benefit)	(41.4)	21.4	83.5	—	63.5

Income from continuing operations	105.9	67.7	137.3	(206.6)	104.3
Discontinued operations, net	—	—	1.6	—	1.6

Net income	$105.9	$67.7	$138.9	$(206.6)	$105.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Nine Months Ended September 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$559.8	$1,586.5	$(6.1)	$2,140.2
Product sales	—	66.2	35.8	—	102.0

Total revenues and sales	—	626.0	1,622.3	(6.1)	2,242.2
Costs and expenses:
Cost of services	—	179.1	579.4	(4.6)	753.9
Cost of products sold	—	59.5	30.4	—	89.9
Selling, general, administrative and other	—	65.4	203.1	(1.5)	267.0
Depreciation and amortization	—	143.2	255.9	—	399.1
Merger, integration and restructuring	—	3.1	6.8	—	9.9

Total costs and expenses	—	450.3	1,075.6	(6.1)	1,519.8
Operating income	—	175.7	546.7	—	722.4

Earnings (losses) from consolidated subsidiaries	427.5	58.7	—	(486.2)	—
Other income (expense), net	0.9	82.5	(84.2)	—	(0.8)
Intercompany interest income (expense)	26.8	(11.4)	(15.4)	—	—
Interest expense	(288.6)	(4.7)	(1.7)	—	(295.0)

Income before income taxes	166.6	300.8	445.4	(486.2)	426.6
Income tax expense (benefit)	(92.4)	91.3	168.7	—	167.6

Net income	$259.0	$209.5	$276.7	$(486.2)	$259.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Nine Months Ended September 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$570.7	$1,687.4	$(3.4)	$2,254.7
Product sales	—	94.7	44.6	—	139.3

Total revenues and sales	—	665.4	1,732.0	(3.4)	2,394.0
Costs and expenses:
Cost of services	—	177.4	585.3	(2.5)	760.2
Cost of products sold	—	87.6	40.4	—	128.0
Selling, general, administrative and other	—	74.0	199.9	(0.9)	273.0
Depreciation and amortization	—	127.3	241.4	—	368.7
Merger, integration and restructuring	—	0.9	7.4	—	8.3

Total costs and expenses	—	467.2	1,074.4	(3.4)	1,538.2
Operating income	—	198.2	657.6	—	855.8

Earnings (losses) from consolidated subsidiaries	539.7	77.0	—	(616.7)	—
Other income (expense), net	1.2	8.9	(1.0)	—	9.1
Intercompany interest income (expense)	(30.7)	(11.0)	41.7	—	—
Interest expense	(305.0)	(4.8)	(2.1)	—	(311.9)

Income from continuing operations before income taxes	205.2	268.3	696.2	(616.7)	553.0
Income tax expense (benefit)	(126.4)	72.3	263.0	—	208.9

Income from continuing operations	331.6	196.0	433.2	(616.7)	344.1
Discontinued operations, net	—	—	(12.5)	—	(12.5)

Net income	$331.6	$196.0	$420.7	$(616.7)	$331.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of September 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$278.6	$0.4	$11.0	—	$290.0
Accounts receivable (less allowance for doubtful accounts of $16.5)	0.5	98.7	195.5	—	294.7
Inventories	—	14.2	9.3	—	23.5
Deferred income taxes	8.1	—	8.4	—	16.5
Prepaid expenses and other	20.9	6.5	26.5	—	53.9

Total current assets	308.1	119.8	250.7	—	678.6
Investments in consolidated subsidiaries	8,096.6	904.5	—	(9,001.1)	—
Goodwill and other intangibles	0.1	1,778.4	1,492.5	—	3,271.0
Net property, plant and equipment	7.6	1,053.0	2,691.2	—	3,751.8
Other assets	28.3	11.4	27.0	—	66.7
Total Assets	$8,440.7	$3,867.1	$4,461.4	$ (9,001.1)	$7,768.1

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.1	$10.0	—	$24.1
Current portion of interest rate swaps	47.3	—	—	—	47.3
Accounts payable	10.5	25.4	96.0	—	131.9
Affiliates payable, net	2,909.6	40.3	(2,949.9)	—	—
Advance payments and customer deposits	—	4.6	87.4	—	92.0
Accrued dividends	108.8	—	—	—	108.8
Accrued taxes	(47.1)	48.5	41.7	—	43.1
Accrued interest	59.2	3.4	1.5	—	64.1
Other current liabilities	11.1	5.1	44.6	—	60.8

Total current liabilities	3,113.4	127.4	(2,668.7)	—	572.1
Long-term debt	5,059.5	99.6	39.9	—	5,199.0
Deferred income taxes	(49.9)	550.9	676.7	—	1,177.7
Other liabilities	127.9	12.8	488.8	—	629.5
Total liabilities	8,250.9	790.7	(1,463.3)	—	7,578.3
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	45.8	(45.8)	—
Additional paid-in capital	63.6	1,764.4	2,619.1	(4,383.5)	63.6
Accumulated other comprehensive loss	(292.8)	(4.3)	(216.6)	220.9	(292.8)
Retained earnings	419.0	1,316.3	3,476.4	(4,792.7)	419.0

Total shareholders’ equity	189.8	3,076.4	5,924.7	(9,001.1)	189.8
Total Liabilities and Shareholders’ Equity	$8,440.7	$3,867.1	$4,461.4	$(9,001.1)	$7,768.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$282.8	$1.0	$12.8	$—	$296.6
Accounts receivable (less allowance for doubtful accounts of $16.3)	0.3	105.5	210.8	—	316.6
Inventories	—	21.3	9.5	—	30.8
Deferred income taxes	22.4	—	8.4	—	30.8
Prepaid expenses and other	2.3	4.2	27.4	—	33.9

Total current assets	307.8	132.0	268.9	—	708.7
Investments in consolidated subsidiaries	7,637.4	460.5	(1.4)	(8,096.5)	—
Goodwill and other intangibles	0.1	1,826.2	1,504.1	—	3,330.4
Net property, plant and equipment	7.6	1,103.6	2,785.9	—	3,897.1
Other assets	31.4	11.4	30.3	—	73.1
Total Assets	$7,984.3	$3,533.7	$4,587.8	$ (8,096.5)	$8,009.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$—	$24.3
Current portion of interest rate swaps	40.5	—	—	—	40.5
Accounts payable	10.2	83.0	40.8	—	134.0
Affiliates payable, net	2,155.1	287.3	(2,442.4)	—	—
Advance payments and customer deposits	—	8.7	85.3	—	94.0
Accrued dividends	109.9	—	—	—	109.9
Accrued taxes	(30.7)	23.3	55.4	—	48.0
Accrued interest	135.8	1.7	0.9	—	138.4
Other current liabilities	15.7	13.2	47.3	—	76.2

Total current liabilities	2,450.5	417.5	(2,202.7)	—	665.3
Long-term debt	5,218.8	99.6	39.8	—	5,358.2
Deferred income taxes	(92.7)	519.5	643.8	—	1,070.6
Other liabilities	155.4	15.5	492.0	—	662.9
Total liabilities	7,732.0	1,052.1	(1,027.1)	—	7,757.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	—	45.8	(45.8)	—
Additional paid-in capital	101.5	1,764.5	2,619.0	(4,383.5)	101.5
Accumulated other comprehensive loss	(336.6)	—	(248.2)	248.2	(336.6)
Retained earnings	487.4	717.1	3,198.3	(3,915.4)	487.4

Total shareholders’ equity	252.3	2,481.6	5,614.9	(8,096.5)	252.3
Total Liabilities and Shareholders’ Equity	$7,984.3	$3,533.7	$4,587.8	$(8,096.5)	$8,009.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Nine Months Ended September 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$259.0	$209.5	$276.7	$(486.2)	$259.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	143.2	255.9	—	399.1
Provision for doubtful accounts	—	7.7	24.7	—	32.4
Stock-based compensation expense	—	1.6	12.7	—	14.3
Pension and postretirement benefits expense	—	20.9	51.9	—	72.8
Equity in earnings (losses) from subsidiaries	(427.5)	(58.7)	—	486.2	—
Deferred taxes	49.1	31.4	11.9	—	92.4
Other, net	3.1	0.3	0.8	—	4.2
Changes in operating assets and liabilities, net:	653.4	(306.7)	(479.5)	—	(132.8)

Net cash provided from operations	537.1	49.2	155.1	—	741.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(49.7)	(157.1)	—	(206.8)
Other, net	—	0.1	0.2	—	0.3

Net cash used in investing activities	—	(49.6)	(156.9)	—	(206.5)
Cash Flows from Financing Activities:
Dividends paid on common shares	(328.6)	—	—	—	(328.6)
Stock repurchase	(43.5)	—	—	—	(43.5)
Repayment of debt	(160.5)	(0.2)	—	—	(160.7)
Other, net	(8.7)	—	—	—	(8.7)

Net cash used in financing activities	(541.3)	(0.2)	—	—	(541.5)
Decrease in cash and cash equivalents	(4.2)	(0.6)	(1.8)	—	(6.6)
Cash and Cash Equivalents:
Beginning of period	282.8	1.0	12.8	—	296.6

End of period	$278.6	$0.4	$11.0	$—	$290.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Nine Months Ended September 30, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$331.6	$196.0	$420.7	$(616.7)	$331.6
Adjustments to reconcile net income to net cash provided from operations:
Loss on net assets held for sale	—	—	16.4	—	16.4
Depreciation and amortization	—	127.3	243.6	—	370.9
Provision for doubtful accounts	—	3.9	21.2	—	25.1
Stock-based compensation expense	—	1.9	11.6	—	13.5
Pension and postretirement benefits expense	—	1.1	11.2	—	12.3
Equity in earnings (losses) from subsidiaries	(539.7)	(77.0)	—	616.7	—
Deferred taxes	(0.7)	22.4	52.6	—	74.3
Other, net	3.9	(0.9)	5.8	—	8.8
Changes in operating assets and liabilities, net:	749.0	(246.4)	(625.7)	—	(123.1)

Net cash provided from operations	544.1	28.3	157.4	—	729.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(51.6)	(167.9)	—	(219.5)
Disposition of acquired assets held for sale	—	17.3	—	—	17.3
Other, net	—	4.9	6.7	—	11.6

Net cash used in investing activities	—	(29.4)	(161.2)	—	(190.6)
Cash Flows from Financing Activities:
Dividends paid on common shares	(335.3)	—	—	—	(335.3)
Stock repurchase	(200.3)	—	—	—	(200.3)
Repayment of debt	(340.5)	(0.2)	—	—	(340.7)
Debt issued, net of issuance costs	380.0	—	—	—	380.0
Other, net	(2.1)	0.7	(1.9)	—	(3.3)

Net cash provided from (used in) financing activities	(498.2)	0.5	(1.9)	—	(499.6)
Increase (decrease) in cash and cash equivalents	45.9	(0.6)	(5.7)	—	39.6
Cash and Cash Equivalents:
Beginning of period	47.2	1.2	23.6	—	72.0

End of period	$93.1	$0.6	$17.9	$—	$111.6

14. Pending Transactions:

On May 10, 2009 the Company entered into a definitive agreement to acquire all of the outstanding shares of common stock of D&E in a transaction valued at approximately $350.0 million as of September 30, 2009. Under the terms of the agreement, D&E shareholders will receive 0.650 shares of Windstream common stock and $5.00 in cash per each share of D&E common stock. As of September 30, 2009, D&E had outstanding approximately 14.4 million shares of common stock and approximately $180.8 million of long-term debt, including current maturities. Including the early extinguishment of debt, cash consideration to be paid at closing was estimated to be approximately $256.0 million as of September 30, 2009. The acquisition of D&E will significantly increase Windstream’s presence in Pennsylvania. As of September 30, 2009, D&E had approximately 114,000 incumbent local exchange carrier (“ILEC”) access lines, 47,000 competitive local exchange carrier access lines and 46,000 high-speed Internet customers in central Pennsylvania. In addition, we expect this acquisition to generate significant opportunities for operating efficiencies with contiguous Windstream markets. The acquisition is expected to close on November 10, 2009.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Pending Transactions, Continued:

On September 8, 2009 the Company entered into a definitive agreement to acquire Lexcom based in Lexington, North Carolina, for approximately $141.0 million in cash, net of working capital to be acquired. The acquisition will increase Windstream’s presence in North Carolina. As of September 30, 2009, Lexcom had approximately 23,000 ILEC access lines, 9,000 high-speed Internet customers and 12,000 cable television customers in North Carolina. In addition, we expect this acquisition to generate opportunities for operating efficiencies with contiguous Windstream markets. The acquisition has received Lexcom shareholder approval and is expected to close in the fourth quarter of 2009, subject to certain conditions including the necessary approvals from federal regulators.

15. Subsequent Events:

On October 8, 2009, Windstream completed the Private Placement of $400 million in aggregate principle amount of 7.875 percent senior unsecured notes due November 1, 2017. Proceeds from the Private Placement totaled $394.1 million, excluding debt issuance costs, with a yield of 8.125 percent. Windstream expects to use the net proceeds of the Private Placement to finance the cash portion of the purchase price of the D&E and Lexcom acquisitions, to refinance certain indebtedness of D&E in connection with the D&E merger, to pay related transaction fees and expenses and for general corporate purposes.

Additionally, during October of 2009, Windstream received consent from its lenders to an amendment and restatement of its $2.2 billion senior secured credit facility, including the $500.0 million revolving line of credit. Windstream amended and restated its senior secured credit facility to, among other things, extend the maturities of the facility and amend certain covenants to afford Windstream additional flexibility, resulting in increased interest rates on the extended maturities. The extended maturities and related interest rate increases associated with the Amendment were as follows:

	Non-extended		Extended			Total
	Due	Amount (Millions)	Interest Rate Increase (Basis Points)	Due	Amount (Millions)	Amount (Millions)
Senior secured credit facility:
Tranche A - variable rates	July 17, 2011	$114.4	100	July 17, 2013	$168.9	$283.3
Tranche B - variable rates	July 17, 2013	$290.5	125	December 17, 2015	$1,078.0	$1,368.5
Revolving line of credit - variable rates (a)	July 17, 2011	$152.4	100	July 17, 2013	$347.6	$500.0

(a)	As of September 30, 2009, the Company repaid the full amount outstanding under the revolving line of credit.

After giving effect to the Private Placement and Amendment, Windstream will have approximately $5.6 billion in long-term debt outstanding, including current maturities. Following the completion of the Private Placement and Amendment, the Company’s scheduled principal payments approximate $23.8 million, $142.8 million, $42.3 million, $1,248.0 million and $20.8 million for each of the twelve month periods ended September 30, 2010, 2011, 2012, 2013 and 2014, respectively. The scheduled principal payments remaining after 2014 approximate $4,170.1 million.

On November 2, 2009, Windstream entered into a definitive agreement to acquire all of the issued and outstanding shares of common stock of NuVox, Inc. (“NuVox”), a privately held competitive local exchange carrier based in Greenville, South Carolina, in a transaction valued at approximately $643.0 million. Under the terms of the agreement, Windstream expects to issue approximately 18.7 million fixed shares of common stock valued at approximately $183.0 million and pay approximately $280.0 million in cash as part of the transaction. Windstream will assume estimated net debt of $180.0 million and intends to finance the acquisition with existing cash on hand and borrowings available under the Company’s revolving line of credit. The acquisition will add approximately 90,000 business customers in complementary markets in 16 states across the southeast and midwest, significantly advancing Windstream’s strategy to increase high-speed Internet and business revenues. The acquisition is expected to close in the first half of 2010, subject to certain conditions including the necessary approvals from federal and state regulators and NuVox shareholders.

The Company evaluated its subsequent events through November 9, 2009, the date the financial statements were issued.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following is a discussion and analysis of the historical results of operations and financial condition of Windstream Corporation (“Windstream”, “we”, or the “Company”). Windstream was formed on July 17, 2006 through the spin off from Alltel Corporation, which has subsequently merged with Verizon Communications Inc. (“Alltel”), of its wireline telecommunications division and the immediate merger with and into Valor Communications Group, Inc. (“Valor”). This discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, for the interim periods ended September 30, 2009 and 2008 and Windstream’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2009.

In the first quarter of 2009, the Company reorganized its operations to integrate the sales and administrative functions of the product distribution segment into its wireline operations. As a result of this change, the chief operating decision maker no longer reviews the financial statements of the product distribution operations on a stand alone basis, and the Company operates as a single reporting segment. As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect a single segment presentation for all periods presented. As such, separate segment reporting is no longer required, and thus not included. Additionally, certain amounts previously reported have been reclassified to conform to the current year presentation of the consolidated financial statements. These changes and reclassifications did not impact net income.

Management believes that the assumptions underlying the Company’s financial statements are reasonable. These financial statements, however, may not be necessarily indicative of future results of operations, financial position or cash flows. Certain statements set forth below under this caption constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part II herein and in Windstream’s Annual Report on Form 10-K, for a discussion of certain risk factors applicable to our business, financial condition, business trends and results of operations.

EXECUTIVE SUMMARY

Windstream is a customer-focused telecommunications company that provides phone, high-speed Internet and digital television services. The Company also offers a wide range of IP-based voice and data services and advanced phone systems and equipment to businesses and government agencies. The Company has approximately 2.9 million customers primarily located in rural areas in 16 states. Our strategy is to enhance the value of these customer relationships by providing one-stop shopping for all of our customer’s communications needs and delivering superior customer service. Among the highlights in the third quarter of 2009:

•

The Company added approximately 25,900 high-speed Internet services customers, increasing its high-speed Internet customer base to 1,050,500. Additionally, the Company lost approximately 26,800 access lines. Access lines declined 5.2 percent during the twelve months ended September 30, 2009.

•

Revenues and sales decreased $59.8 million, as compared to the third quarter of 2008, primarily due to the decline in access lines, declines in product sales associated with the disposition of the out of territory product distribution operations during the third quarter of 2009, and general declines in product sales to business customers. Partially offsetting these decreases were increases attributable to growth in high-speed Internet customers as discussed above. Operating income decreased $45.2 million primarily due to the increase in pension expense, the impact of continued access line losses and the amortization of franchise rights.

•

The Company generated cash flows from operations of approximately $740.0 million for the nine months ended September 30, 2009. Cash flows from operations were used to fund capital expenditures of $206.8 million, to pay $328.6 million in dividends to shareholders and to repay $150.0 million in debt outstanding under the revolving line of credit. Additionally, the Company repurchased 1.1 million of its common shares at a cost of $10.7 million during the third quarter of 2009. As of September 30, 2009, the Company had $156.2 million in remaining capacity under the $400.0 million stock repurchase program announced in February 2008, which expires at the end of 2009.

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

Business Trends

The following is a discussion of trends affecting Windstream’s operations:

•

Access line losses: Wireline voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers, wireless communications providers, and providers using other emerging technologies. As of September 30, 2009, all of the Company’s access lines had wireless competition and approximately 63 percent of the Company’s access lines had fixed line voice competition, which represented an increase in fixed line competition of approximately 3 percent from September 30, 2008. Residential lines decreased 5.4 percent during the twelve months ended September 30, 2009, primarily due to the effects of competition and weakness in the general economic environment, which we believe has accelerated line losses by limiting consumer purchasing power causing some households to migrate exclusively to wireless voice service. During the same period, business lines decreased 4.9 percent due to competitive pressures, the migration of services to larger circuits with enhanced functionality representing lost access lines but not a lost customer relationship, and weakness in the general economic environment. We believe weakness in the economic environment has caused some businesses to close or reduce staff, which has had a corresponding impact on the demand for business access lines. Continued weakness in the general economic environment may contribute to further acceleration of line losses.

•

Product bundles: To combat competitive pressures, the Company continues to emphasize its bundled products and services. Our residential customers can bundle local voice, high-speed Internet, long distance and video services. These bundles provide customers with one convenient location to obtain all their communications and entertainment needs, a convenient billing solution and bundle discounts. Operating trends for access lines and high-speed Internet customers were favorably impacted during the third quarter of 2009 by the Company’s latest bundle promotion, which offers a price for life guarantee and package discount on its local telephone, unlimited national calling and high-speed Internet bundle.

In addition, during the second quarter of 2009, we began offering bundle discounts to businesses that choose to bundle their voice, high-speed Internet and long distance services with Windstream. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment dollar.

•

High-speed Internet: Growth in high-speed Internet sales, together with the continued migration to higher speeds, are expected to continue to offset some of the revenue declines from the unfavorable access line trends discussed above. During the nine months ended September 30, 2009, the Company added approximately 71,700 high-speed Internet customers. As of September 30, 2009, the Company had 1,050,500 high-speed Internet customers, which represents an approximate 9 percent increase from September 30, 2008. As of September 30, 2009, Windstream provided high-speed Internet service to 36 percent of total access lines in service, and 53 percent of primary residential access lines in service. As of September 30, 2009, approximately 75 percent of total access lines had high-speed Internet competition primarily from cable service providers, which is relatively unchanged from September 30, 2008. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service continues to shrink. Competitive expansions, primarily from cable facilities, into our service areas are expected to slow in 2009, but we could experience some increased competition from high-speed Internet offerings of wireless competitors.

•

Business data and special access: Wireline revenues and sales are expected to be favorably impacted by growth in next generation data services provided to business customers. As the data needs of our business customers continue to grow, our virtual local area network, virtual private network and data service revenues are expected to grow. Likewise, due to continued trends toward increasing data traffic, we expect growth in special access revenues from the provisioning of circuits to wireless and other carriers. However, weakness in the general economic environment may have the effect of suppressing near term growth in these revenues.

•

Operational efficiencies: We continue to evaluate our operating structure to identify opportunities for increased operational efficiency and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. As part of this effort, the Company announced a work force reduction in the third quarter of 2009. In conjunction therewith, we expect to incur restructuring charges of approximately $9.0 million, of which $7.5 million was recognized in the third quarter. The Company expects to realize annual savings approximating $20.0 million following the completion of the workforce reduction in the fourth quarter of 2009. In addition, operating expenses have been favorably impacted during 2009 by the work force reduction announced in the fourth quarter of 2008.

•

Pension expenses and funding: During the nine months ended September 30, 2009, the fair market value of Windstream’s pension plan assets have increased 9.8 percent from approximately $654.0 million to $718.3 million. This increase is primarily attributable to a 20.5 percent, or $133.9 million, increase in the market value of assets held and contributions of $2.5 million, partially offset by routine benefit payments of $37.3 million, lump sum distributions of $32.1 million and administrative expenses. The Company does not expect to be required to make any further contributions in 2009 or 2010. In 2008, the fair market value of the Company’s pension investments declined 34.7 percent from approximately $1,001.0 million to $654.0 million, due to declines in the market value of assets held as well as benefit payments. As a result, pension expense has increased by approximately $70.0 million for the nine months ended September 30, 2009 as compared to the same period in 2008.

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

STRATEGIC TRANSACTIONS

Pending Transactions

On November 2, 2009, Windstream entered into a definitive agreement to acquire all of the issued and outstanding shares of common stock of NuVox, Inc. (“NuVox”), a privately held competitive local exchange carrier based in Greenville, South Carolina, in a transaction valued at approximately $643.0 million. Under the terms of the agreement, Windstream expects to issue approximately 18.7 million fixed shares of common stock valued at approximately $183.0 million and pay approximately $280.0 million in cash as part of the transaction. Windstream will assume estimated net debt of $180.0 million and intends to finance the acquisition with existing cash on hand and borrowings available under the Company’s revolving line of credit. The acquisition will add approximately 90,000 business customers in complementary markets in 16 states across the southeast and midwest, significantly advancing Windstream’s strategy to increase high-speed Internet and business revenues. The acquisition is expected to close in the first half of 2010, subject to certain conditions including the necessary approvals from federal and state regulators and NuVox shareholders.

On May 10, 2009 the Company entered into a definitive agreement to acquire all of the outstanding shares of common stock of D&E Communications, Inc. (“D&E”) in a transaction valued at approximately $350.0 million as of September 30, 2009. Under the terms of the agreement, D&E shareholders will receive 0.650 shares of Windstream common stock and $5.00 in cash per each share of D&E common stock. As of September 30, 2009, D&E had outstanding approximately 14.4 million shares of common stock and approximately $180.8 million of long-term debt, including current maturities. Including the early extinguishment of debt, cash consideration to be paid at closing was estimated to be approximately $256.0 million as of September 30, 2009. The acquisition of D&E will significantly increase Windstream’s presence in Pennsylvania. As of September 30, 2009, D&E had approximately 114,000 incumbent local exchange carrier access lines, 47,000 competitive local exchange carrier access lines and about 46,000 high-speed Internet customers in central Pennsylvania. In addition, we expect this acquisition to generate significant opportunities for operating efficiencies with contiguous Windstream markets. The acquisition is expected to close on November 10, 2009.

On September 8, 2009 the Company entered into a definitive agreement to acquire Lexcom, Inc., (“Lexcom”) based in Lexington, North Carolina, for approximately $141.0 million in cash, net of working capital to be acquired. The acquisition will increase Windstream’s presence in North Carolina. As of September 30, 2009, Lexcom had approximately 23,000 ILEC access lines, 9,000 high-speed Internet customers and 12,000 cable television customers in North Carolina. In addition, we expect this acquisition to generate opportunities for operating efficiencies with contiguous Windstream markets. The acquisition has received Lexcom shareholder approval and is expected to close in the fourth quarter of 2009, subject to certain conditions including the necessary approvals from federal regulators.

Dispositions

On August 21, 2009, Windstream completed the sale of its out of territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. The out of territory product distribution operations primarily consisted of product inventory with a carrying value of $4.9 million and customer relationships outside of Windstream’s telecommunications operating territories. These operations were not central to the Company’s strategic goals in its core communications business. Product revenues from these operations totaled $8.2 million and $38.5 million during the three and nine month periods ended September 30, 2009, respectively, with related cost of products sold of $7.6 million and $34.3 million for the same periods in 2009. In conjunction with this transaction, Windstream recognized a gain of $0.4 million in other income, net in its consolidated statements of income for the three and nine month periods ended September 30, 2009.

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

RESULTS OF OPERATIONS

The following table reflects the Company’s operating results as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Revenues and sales:
Voice service	$274.5	$295.6	$843.6	$902.5
Long distance	63.5	66.7	192.1	201.1
Data and special access	203.4	192.5	609.1	568.7
Switched access and USF	130.4	147.7	392.2	457.9
Miscellaneous	33.1	39.4	103.2	124.5
Product sales	29.4	52.2	102.0	139.3

Total revenues and sales	734.3	794.1	2,242.2	2,394.0
Costs and expenses:
Cost of services (exclusive of depreciation included below)	253.0	255.9	753.9	760.2
Cost of products sold	26.0	49.5	89.9	128.0
Selling, general, administrative and other	87.6	93.3	267.0	273.0
Depreciation and amortization	133.8	123.8	399.1	368.7
Restructuring charges	7.5	1.0	7.5	2.1
Merger and integration costs	1.0	—	2.4	6.2

Total costs and expenses	508.9	523.5	1,519.8	1,538.2
Operating income	225.4	270.6	722.4	855.8

Other income, net	(2.2)	0.5	(0.8)	9.1
Interest expense	(97.5)	(103.3)	(295.0)	(311.9)

Income from continuing operations before income taxes	125.7	167.8	426.6	553.0
Income taxes	45.7	63.5	167.6	208.9

Income from continuing operations	80.0	104.3	259.0	344.1
Discontinued operations, net of tax	—	1.6	—	(12.5)

Net income	$80.0	$105.9	$259.0	$331.6
Basic and diluted earnings per share:
Income from continuing operations	$.18	$.24	$.59	$.77
Income from discontinued operations	—	—	—	(.03)

Net income	$.18	$.24	$.59	$.74

(Access lines and customers in thousands)
Access lines in service (excludes high-speed Internet lines):
Residential	1,919.2	2,028.1
Business	875.5	921.0
Wholesale (a)	17.1	21.3
Special circuits	114.1	115.8

Total access lines in service	2,925.9	3,086.2

Average access lines in service	2,937.4	3,105.8	2,975.4	3,143.0
Average service revenue per customer per month (b)	$79.99	$79.63	$79.92	$79.71
High-speed Internet customers	1,050.5	962.7
Digital satellite television customers	322.7	251.7
Long distance customers	1,918.7	2,039.0

(a)	Wholesale units include unbundled network elements and pay stations.

(b)	Average service revenue per customer per month is calculated by dividing service revenues by average access lines in service for the period.

Voice Service Revenues

Voice service revenues consist of traditional telephone services provided to both residential and business customers. These revenues primarily represent monthly recurring charges for basic services such as local dial-tone and enhanced services such as caller identification, voicemail and call waiting.

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Increase		Increase
(Millions)	(Decrease)%		(Decrease)%
Due to decreases in ala carte calling features (a)	$(5.5)		$(16.2)
Due to access line losses and other	(15.6)		(42.7)
Total voice revenues	$(21.1)	(7)%	$(58.9)	(7)%

(a)	Decreases in ala carte features, which includes caller identification, call waiting, call forwarding, voice mail, and other similar services, were attributable to the decline in access lines as well as customers electing to discontinue these enhanced services.

Long Distance Revenues

Long distance revenues are generated from switched interstate and intrastate long distance, long distance calling cards, international calls and operator services. The following table reflects the primary drivers of year-over-year changes in long distance revenues:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Increase		Increase
(Millions)	(Decrease)%		(Decrease)%
Due to increases in packaged plans (a)	$4.2		$14.4
Due to decreases in one plus calling and other (b)	(7.4)		(23.4)
Total long distance	$(3.2)	(5)%	$(9.0)	(4)%

(a)	Increases in packaged plans have resulted from migrations to plans that offer a defined number of minutes or unlimited toll calling for a fixed monthly fee instead of usage-based one plus calling. As of September 30, 2009, 40 percent of our long distance customers selected packaged plan options, which represents an increase in packaged plans of approximately 3 percent from September 2008.

(b)	Decreases in one plus calling are primarily due to the decline in access lines and declines in usage-based long distance billings as customers have migrated to packaged plans.

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

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet customers, as previously discussed	$10.2		$33.7
Due to increases in next generation data services	1.9		6.5
Due to changes in special access and other	(1.2)		0.2
Total data and special access	$10.9	6%	$40.4	7%

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

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases in switched access revenues (a)	$(11.2)		$(39.9)
Due to decreases in state universal service support (b)	(2.9)		(9.0)
Due to decreases in federal USF support (c)	(3.1)		(8.7)
Due to decreases in federal USF surcharges (d)	(0.1)		(8.1)
Total switched access and USF	$(17.3)	(12)%	$(65.7)	(14)%

(a)	Decreases in switched access revenues are predominately due to the decline in minutes of use, which can be attributed to a decline in access lines and reduced long distance usage. A reduction in switched access rates implemented July 1, 2008 and July 1, 2009, discussed further below, contributed $1.2 million and $3.8 million to the year-over-year decline in these revenues for the three and nine month periods ending September 30, 2009, respectively.

(b)	Decreases in state universal service support revenues in both the three and nine month periods were attributable to declines in eligible recoverable costs. Additionally, changes in the rules governing the Texas universal service fund, discussed below in “Regulatory Matters - Texas USF and Texas Large Company High Cost Program Settlement” resulted in further declines in state universal service support.

(c)	Decreases in federal universal service support were due to the conversion to price-cap regulation as further discussed below.

(d)	The decrease in federal USF surcharges for the nine months ended September 30, 2009, as compared to the same period of 2008, was primarily due to the elimination of contribution requirements for high-speed Internet services effective with the conversion to price-cap regulations on July 1, 2008. The elimination of the surcharge on high-speed Internet services resulted in a proportionate reduction in USF contribution expense.

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

Also as a result of converting to price-cap regulation, the Company initiated a phased reduction of its interstate access rates to achieve an ultimate rate of $0.0065 per minute by 2012. On July 1, 2009, the Company implemented another phase of rate reductions bringing its current composite interstate access rate to $0.0090. As a result of this change, access revenues are expected to decline by approximately $4.1 million over the next twelve months. Smaller reductions will be required in subsequent years.

Miscellaneous Revenues

Miscellaneous revenues primarily consist of charges for service fees, rentals, billing and collections services, and commissions earned from activations of digital satellite television service. The following table reflects the primary drivers of year-over-year changes in miscellaneous revenues:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases in network management services performed for Alltel (a)	$(2.1)		$(11.8)
Due to increases in digital television revenues (b)	0.2		2.0
Due to decreases in service fees and other (c)	(4.4)		(11.5)
Total miscellaneous	$(6.3)	(16)%	$(21.3)	(17)%

(a)	Decreases in network management services performed for Alltel are due to Alltel’s transition of these services to their own network. We billed Alltel approximately $0.5 million and $2.0 million for these services in the three and nine months ended September 30, 2009, respectively.

(b)	Increases in digital television revenues are attributable to the increase in digital satellite television subscribers.

(c)	Decreases in service fees were attributable to the reduction in access lines.

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

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases associated with disposal of the out of territory product distribution operations, as previously discussed	$(13.5)		$(19.8)
Due to changes in residential product sales	(1.0)		1.0
Due to decreases in business product sales and other (a)	(8.3)		(18.5)
Total product sales	$(22.8)	(44)%	$(37.3)	(27)%

(a)	Decreases in business product sales for the three and nine month periods ended September 30, 2009 were primarily due to lower demand for these products, which we believe was attributable to the postponement of purchasing decisions by some businesses as a result of weakness in the overall economic environment.

Average Service Revenue per Customer

Average service revenue per customer per month, calculated by dividing service revenues by average access lines in service for the period, increased slightly in the three and nine month periods of 2009, primarily due to high-speed Internet customer growth, as discussed above. Future growth in average service revenue per customer per month will depend on the Company’s success in sustaining sales of high-speed Internet and other enhanced services to new and existing customers.

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

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in pension expense (a)	$18.7		$55.6
Due to increases in bad debt expense (b)	3.5		8.0
Due to increases in storm related expenses (c)	—		6.0
Due to decreases in interconnection expense (d)	(9.2)		(24.5)
Due to decreases in network operations (e)	(8.7)		(23.2)
Due to decreases in other employee benefits (f)	(7.0)		(14.1)
Due to decreases in federal USF contributions (g)	(0.1)		(8.1)
Due to changes in business taxes (h)	0.6		(5.5)
Other	(0.7)		(0.5)
Total cost of services	$(2.9)	(1)%	$(6.3)	(1)%

(a)	Increases in pension expense are primarily due to the amortization in 2009 of the 2008 actuarial loss on pension assets. The actuarial loss was primarily driven by declines in the market value of pension assets, which were incurred in 2008 (see “Liquidity and Capital Resources”).

(b)	Increases in bad debt expense are primarily attributable to the increase in non-pay disconnects, weakness in the economic environment and the related impact on customers served by the Company.

(c)	Increases in storm related expenses were associated with the Company’s efforts to repair network facilities damaged by severe ice storms primarily in our Kentucky service areas during the first quarter of 2009.

(d)	Decreases in interconnection expenses were due to the favorable impact of network efficiency projects, the impact of access line losses and rate reductions. Partially offsetting these decreases were increases associated with purchases of higher capacity circuits to service the growth in high-speed Internet customers.

(e)	Decreases in network operations resulted from the workforce reduction announced in the fourth quarter of 2008 and lower operating costs including reductions in fuel costs.

(f)	The decrease in other employee benefits is primarily due to the reduction in postretirement benefits announced in the third quarter of 2008, with additional reductions attributable to the impact of the workforce reduction announced in the fourth quarter of 2008, as well as changes in other benefit programs.

(g)	Decreases in federal USF contributions were primarily due to the elimination of contribution requirements for high-speed Internet services effective with the conversion to price-cap regulations on July 1, 2008, as previously discussed.

(h)	Changes in business taxes for the three months ended September 30, 2009 were not significant. The decrease in business taxes for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to lower assessments for property and sales and use tax.

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

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases associated with disposal of the out of territory product distribution operations, as previously discussed	$(11.8)		$(17.8)
Due to decreases in residential costs of products sold (a)	(4.3)		(5.9)
Due to decreases in business cost of products sold and other (b)	(7.4)		(14.4)
Total cost of products sold	$(23.5)	(47)%	$(38.1)	(30)%

(a)	Decreases in residential cost of products sold were primarily attributable to more favorable vendor pricing on high-speed Internet capable modems as well as declines in computer sales.

(b)	Decreases in business costs of product sold were consistent with the declines in business product sales previously noted.

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

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to impairment loss on assets held for sale (a)	$(6.5)		$(6.5)
Due to decreases in advertising and distribution expense (b)	—		(4.3)
Due to increases in pension expense (c)	4.3		13.5
Due to decreases in general and administrative expense and other (d)	(3.5)		(8.7)
Total selling, general, administrative and other expenses	$(5.7)	(6)%	$(6.0)	(2)%

(a)	The decrease in SG&A is due to the recognition in the third quarter of 2008 of a $6.5 million non-cash impairment charge to adjust the carrying value of the Company’s Wireless Communications Services and 39 GHx fixed wireless spectrum holdings to their estimated fair value. The fair market value of these assets has been reduced to a nominal amount due to an impairment resulting from general market conditions as well as limited interest on this bandwidth of spectrum (see Note 3).

(b)	Decreases in advertising and distribution expense are primarily due to reduced spending on advertising in the nine months ended September 30, 2009, as compared to the same period in 2008. Also contributing to the declines were lower commission payouts associated with the revenue declines discussed above.

(c)	Increases in pension expense are due to the amortization in 2009 of the 2008 actuarial loss on pension assets. The actuarial loss was primarily driven by declines in the market value of pension assets, which were incurred in 2008 (see “Liquidity and Capital Resources”).

(d)	Decreases in general and administrative expense and other in the three months ended September 30, 2009, as compared to the same period in 2008, were primarily attributable to a decline in regulatory fees assessed by the federal and state commissions which resulted from declines in assessable revenues. Decreases for the nine months ended, as compared to the same period in 2008, were primarily attributable to the decline in regulatory fees and a reduction in postretirement benefits announced in the third quarter of 2008, with additional reductions attributable to the impact of the workforce reduction announced in the fourth quarter of 2008 and changes in other benefit programs.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in amortization of franchise rights (a)	$8.0		$23.9
Other	2.0		6.5
Total depreciation and amortization expense	$10.0	8%	$30.4	8%

(a)	Effective January 1, 2009, the Company began amortizing its franchise rights on a straight-line basis over an estimated useful life of 30 years. Previously, the Company had assigned an indefinite useful life to these assets, but the effects of increasing competition resulted in a prospective change in their estimated useful life (see Note 4).

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

During the third quarter of 2009, Windstream recognized $7.5 million in severance and employee benefit costs primarily related to the announced workforce reduction initiated to better align the Company’s focus on high-speed Internet and enterprise opportunities. An additional $1.5 million in severance and employee-related costs is expected to be recognized in the fourth quarter of 2009 related to the workforce reduction. The Company expects to complete the workforce reduction in the fourth quarter of 2009. Following the completion of this reduction, the Company expects to realize annual savings of approximately $20.0 million. During the second quarter of 2009, the Company incurred $0.1 million in severance and employee benefit costs associated with the closure of an out of territory sales and product distribution facility. During the first quarter of 2009, the Company recorded a $0.1 million reduction in liabilities to reflect differences between estimated and actual costs paid associated with a work force reduction initiated during the fourth quarter of 2008.

During the nine months ended September 30, 2008, the Company incurred $2.1 million in severance and employee benefit costs primarily related to the announced realignment of certain information technology and business sales functions.

Merger and Integration Costs

Merger and integration costs are unpredictable by nature and include costs incurred related to strategic transactions such as transaction costs, rebranding costs and system conversion costs.

Set forth below is a summary of merger and integration costs for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2009	2008	2009	2008
Transaction costs associated with the acquisition of D&E	$0.9	$—	$2.3	$—
Transaction costs associated with the acquisition of Lexcom	0.1	—	0.1	—
Transaction costs associated with the acquisition of CTC	—	—	—	0.1
Computer system separation and conversion costs	—	—	—	6.1

Total merger and integration costs	$1.0	$—	$2.4	$6.2

During the three and nine months ended September 30, 2009, the Company expensed consulting fees of $1.0 million and $2.4 million, respectively, associated with the pending acquisitions of D&E and Lexcom (see Notes 9 and 14).

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

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of September 30, 2009 the Company had unpaid merger, integration and restructuring liabilities totaling $8.4 million, which consisted of $7.5 million of severance and employee-related benefit costs, $0.6 million of Valor lease termination costs and $0.3 million of costs associated with the pending acquisitions of D&E and Lexcom. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. Substantially all payments for severance and employee benefit costs will be made during the fourth quarter of 2009 as positions are eliminated. Valor lease payments will be made over the remaining term of the lease expiring in the third quarter of 2010. Each of these payments will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $45.2 million, or 17 percent, and $133.4 million, or 16 percent in the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods of 2008. These declines were primarily due to the unfavorable impact of pension and amortization expense and declines in revenue associated with continued access line losses. These declines were offset by the favorable impacts of high-speed Internet customer growth and expense management initiatives.

Other Income, Net

The components of other income, net were as follows for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Gain on sale of investments	$—	$—	$—	$7.3
Interest income on cash and cash equivalents	0.1	0.5	1.1	1.7
Mark-to-market of interest rate swap agreement	(0.6)	(0.3)	1.8	0.5
Other income (expense), net	(1.7)	0.3	(3.7)	(0.4)

Other income, net	$(2.2)	$0.5	$(0.8)	$9.1

Other income, net decreased $2.7 million, or 540 percent, and $9.9 million, or 109 percent, in the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods of 2008. The decrease in other income, net for the nine months ended September 30, 2009 was primarily attributable to the $7.3 million gain on the sale of the Company’s investments in non-consolidated cellular partnerships that occurred in 2008. Additional changes in other income, net for the three and nine months ended September 30, 2009, as compared to the same periods of 2008, were primarily attributable to changes in the non-cash, mark-to-market adjustment of the undesignated portion of the Company’s interest rate swaps (see Notes 5 and 6).

Interest Expense

Interest expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Senior secured credit facility, Tranche A	$1.4	$3.1	$5.2	$10.4
Senior secured credit facility, Tranche B, net of interest rate swaps	22.1	24.8	67.2	74.7
Senior secured credit facility, revolving line of credit	0.7	2.1	2.7	6.8
Senior unsecured notes	63.9	63.8	191.6	191.3
Notes issued by subsidiaries	9.8	10.0	29.5	29.9
Other interest expense	—	—	0.1	0.1
Less capitalized interest expense	(0.4)	(0.5)	(1.3)	(1.3)

Total interest expense	$97.5	$103.3	$295.0	$311.9

Interest expense decreased $5.8 million, or 6 percent, and $16.9 million, or 5 percent, in the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods of 2008. The decreases were primarily due to declines in the LIBOR (London-Interbank Offered Rate) impacting the Tranche A and the unhedged portion of Tranche B notes. The weighted-average interest rate paid on the Company’s long-term debt during the nine months ended September 30, 2009 was 7.4 percent, as compared to 7.7 percent for the same period of 2008.

Income Taxes

Income tax expense decreased $17.8 million, or 28 percent, and $41.3 million, or 20 percent, in the three and nine month periods ending September 30, 2009, respectively, as compared to the same periods of 2008. The decrease in income tax expense is generally consistent with the Company’s decrease in income before taxes. The Company’s effective tax rate was 36.4 percent and 39.3 percent in the three and nine month periods ended September 30, 2009, respectively, as compared to 37.8 percent for both the three and nine month periods ended September 30, 2008. The increase in the effective rate for the nine month period was due to a discrete item recognized in the first quarter of 2009 related to the Company’s net operating loss carryforward in Kentucky. The impact of this discrete item is immaterial to the estimated annual effective income tax rate. For 2009, the Company’s effective income tax rate is expected to range between 38.0 and 39.0 percent. Changes in the profitability of the Company, as well as recent and proposed changes to federal and state tax laws, may cause the rate to change from historical rates. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) that was signed into law included various financial incentives to qualifying entities for the expansion of broadband services in both unserved and underserved communities throughout the nation. The legislation allocates approximately $7.2 billion for the expansion of both wired and wireless broadband services. On July 1, 2009, the Rural Utilities Service and National Telecommunications and Information Administration released a Notice of Funds Availability outlining general policy and application requirements for broadband initiatives established under the ARRA. As a result of the conditions imposed on applicants, the Company decided not to participate in the first round of funding applications. The Company will evaluate changes to the requirements, if any, to decide whether or not it will apply in the second round of funding to expand its broadband services to the more remote rural areas that it serves.

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

State Universal Service

The Pennsylvania Public Utility Commission (“PUC”) is currently conducting a review of its universal service fund. This review was concluded in late July 2009 and a final commission order is expected in late 2009. The review is focused on various aspects of the fund as they pertain to the basic rates of eligible USF recipient companies and the impact of their alternative regulation plans. The Company receives $10.7 million annually from the fund. The Company cannot estimate at this time the financial impact that would result from changes, if any, to the Pennsylvania universal service fund.

Texas USF and Texas Large Company High Cost Program Settlement

We recognize revenue from state universal service funds in a limited number of states in which we operate. In the third quarter of 2009, Windstream received $32.1 million in state universal service support, which included approximately $24.4 million from the Texas USF, as compared to $35.0 million in state universal service support, which included approximately $26.0 million from the Texas USF, in the same period of 2008. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During the nine months ended September 30, 2009, the Company generated approximately $740.0 million in cash flows from operations and ended the third quarter with $290.0 million in cash and cash equivalents. We expect that cash on hand, along with cash generated from operations during the year, will be adequate to finance the ongoing operating requirements, capital expenditures, scheduled principal and interest payments of long-term debt and payments of dividends in 2009. In addition, we expect these same sources of cash, along with the proceeds from the Private Placement discussed further below, will be sufficient to finance the acquisitions of D&E and Lexcom. Cash consideration associated with the acquisition of D&E and Lexcom is expected to consist of approximately $75.0 million and approximately $141.0 million, respectively for the cash portion of the purchase price and approximately $180.8 million for the repayment of D&E’s outstanding debt. Any temporary cash needs will be funded through the $491.8 million of available borrowings under the Company’s revolving line of credit.

During the nine months ended September 30, 2009, the assets of Windstream’s pension plan have increased 9.8 percent from $654.0 million to $718.3 million primarily due to increases in the market value of assets held of $133.9 million and contributions of $2.5 million, partially offset by routine benefit payments of $37.3 million, lump sum distributions of $32.1 million and administrative expenses. The Company does not expect to be required to make any additional contributions for pension benefits for the remainder of 2009 or 2010. The amount and timing of future contributions to the plan beyond 2010 will depend on various factors including the finalization of funding regulations, future investment performance, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.

The Company’s Board of Directors has adopted a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors and is subject to the Company’s restricted payment capacity under its debt covenants as further discussed below. Dividends paid to shareholders were $0.75 per share during nine the months ended September 30, 2009, totaling $328.6 million. Windstream also paid $108.8 million to shareholders in October 2009 pursuant to a $0.25 quarterly dividend declared during the third quarter of 2009.

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. Through September 30, 2009, the Company had repurchased 21.2 million shares for $243.8 million, of which 5.2 million shares for $43.5 million were repurchased during the nine months ended September 30, 2009. An additional repurchase of 7.8 million shares for $77.8 million was completed in early October 2009. As of September 30, 2009, the Company had approximately $805.0 million of restricted payment capacity, as governed by our credit facility debt covenants, available to fund the share repurchase program and dividends to shareholders. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. The Company will continue to opportunistically consider free cash flow accretive initiatives including additional share repurchases, strategic opportunities and debt repurchases. Completion of the share repurchase plan will depend on such factors as the overall credit environment, the liquidity needs of the business and the Company’s evaluation of other strategic opportunities to enhance shareholder return.

On October 8, 2009, Windstream completed the Private Placement of $400 million in aggregate principle amount of 7.875 percent senior unsecured notes due November 1, 2017. Proceeds from the Private Placement totaled $394.1 million, excluding debt issuance costs, with a yield of 8.125 percent. Windstream expects to use the net proceeds to finance the cash portion of the purchase price of the D&E and Lexcom acquisitions, to refinance certain indebtedness of D&E in connection with the D&E merger, to pay related transaction fees and expenses and for general corporate purposes. Additionally, during October, Windstream received consent from its lenders to an amendment and restatement of its $2.2 billion senior secured credit facility (the “Amendment”). Windstream amended and restated its senior secured credit facility to, among other things, extend the maturities of the facility and amend certain covenants to afford Windstream additional flexibility, resulting in increased interest rates on the extended maturities. The extended maturities and related interest rate increases associated with the Amendment were as follows:

	Non-extended		Extended			Total
	Due	Amount (Millions)	Interest Rate Increase (Basis Points)	Due	Amount (Millions)	Amount (Millions)
Senior secured credit facility:
Tranche A - variable rates	July 17, 2011	$114.4	100	July 17, 2013	$168.9	$283.3
Tranche B - variable rates	July 17, 2013	$290.5	125	December 17, 2015	$1,078.0	$1,368.5
Revolving line of credit - variable rates (a)	July 17, 2011	$152.4	100	July 17, 2013	$347.6	$500.0

(a)	As of September 30, 2009, the Company repaid the full amount outstanding under the revolving line of credit.

After giving effect to the Private Placement and Amendment, Windstream will have approximately $5.6 billion in long-term debt outstanding, including current maturities. This debt is comprised of approximately $2.2 billion in secured debt, primarily under the Company’s senior secured credit facilities, and approximately $3.4 billion in unsecured senior notes. Scheduled principal payments under the amended debt structure will approximate $23.8 million, $142.8 million, $42.3 million, $1,248.0 million and $20.8 million for each of the twelve month periods ended September 30, 2010, 2011, 2012, 2013 and 2014, respectively. The scheduled principal payments remaining after 2014 approximate $4,170.1 million. See Note 5 for scheduled debt maturities as of September 30, 2009, prior to the Private Placement and Amendment.

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

(Millions, except ratios)	September 30, 2009
Gross Leverage ratio:
Total debt	$5,223.1

Operating income, last twelve months	$999.0
Depreciation and amortization, last twelve months	523.1
Other non-cash and non-recurring expense adjustments permitted by the credit facilities and indentures (a)	99.9

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,622.0

Leverage ratio (b)	3.22

Maximum gross leverage ratio allowed	4.50

Interest coverage ratio:
Adjusted EBITDA	$1,622.0

Interest expense, last twelve months	$399.5
Adjustments permitted by the credit facilities and indentures	(9.9)

Adjusted interest expense	$389.6

Interest coverage ratio (c)	4.16

Minimum interest coverage ratio allowed	2.75

(a)	Adjustments allowed by the credit facilities and indentures primarily consist of pension and stock-based compensation expense and non-recurring merger, integration and restructuring charges.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2009, the Company was in compliance with all such covenants and restrictions.

Subsequent to the Private Placement and Amendment on October 23, 2009, Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

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

Historical Cash Flows

	Nine Months Ended September 30,
(Millions)	2009	2008
Cash flows from (used in):
Operating activities	$741.4	$729.8
Investing activities	(206.5)	(190.6)
Financing activities	(541.5)	(499.6)

(Decrease) increase in cash and cash equivalents	$(6.6)	$39.6

Cash Flows-Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities increased by $11.6 million in the nine months ended September 30, 2009, as compared to the same period in 2008, primarily from changes in working capital requirements including timing differences in the billing and collections of accounts receivable, payment of trade payables and purchases of inventory. Partially offsetting these increases were timing differences in the payment of taxes and interest. During the first nine months of 2009, the Company generated sufficient cash flows from operations to fund its capital expenditures, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2009.

Cash Flows-Investing Activities

Capital expenditures for the nine months ended September 30, 2009 were $206.8 million, as compared to $219.5 million for the same period in 2008. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to expand our offering of other communications services, including high-speed Internet communication services. The Company funded its capital expenditures through internally generated funds.

Capital expenditures in the first nine months of 2008 were partially offset by $17.3 million in net proceeds received on the sale of acquired assets held for sale (see Note 3).

Cash Flows-Financing Activities

As discussed above, the primary use of funds through financing activities was the payment of dividends to shareholders during the first nine months of 2009. These payments decreased by $6.7 million during the first nine months of 2009 as compared to the same period for 2008 due to fewer shares issued and outstanding as of September 30, 2009 as a result of the stock repurchase program. As previously discussed, during the first nine months of 2009, the Company repurchased 5.2 million shares of its common stock for $43.5 million as compared to the repurchase of 16.0 million shares for $200.3 million in the same period of 2008.

Repayments of borrowings were $160.7 million for the nine months ended September 30, 2009, and $340.7 million for the nine months ended September 30, 2008. During the first nine months of 2008, the Company borrowed $380.0 million from its $500.0 million revolving credit agreement, of which $330.0 million was repaid during the nine month period. There were no debt issuances or borrowings under the revolving credit agreement during the nine months ended September 30, 2009. However, the Company repaid $150.0 million, the amount outstanding under the revolving credit agreement, during the nine months ended September 30, 2009. Other retirements of long-term debt in both periods reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity in the future.

Contractual Obligations and Commitments

On November 2, 2009, Windstream entered into a definitive agreement to acquire all of the issued and outstanding shares of common stock of NuVox. As discussed under “Pending Transactions” above, Windstream expects to pay approximately $280.0 million in cash and assume $180.0 million in net debt in the first half of 2010 as part of the transaction, which will be financed with existing cash on hand and borrowings available under the Company’s revolving line of credit.

As discussed above under “Liquidity and Capital Resources”, on October 8, 2009, Windstream completed the private placement of approximately $400.0 million aggregate principal amount of senior unsecured notes due 2017. The net proceeds will be used to finance the cash portion of the purchase price of the D&E and Lexcom acquisitions, estimated to be approximately $75.0 million and approximately $141.0 million, respectively, to refinance certain indebtedness of D&E, approximating $180.8 million, in connection with the merger, to pay related transaction fees and expenses and for general corporate purposes.

Additionally, during October, Windstream received consent from its lenders to an amendment and restatement of its $2.2 billion senior secured credit facility. Windstream amended and restated its senior secured credit facility to, among other things, extend the maturities of the facility and amend certain covenants, resulting in increased interest rates on the extended maturities. See “Liquidity and Capital Resources” above for the extended maturities and related interest rate increases. Scheduled principal payments under the amended debt structure will approximate $23.8 million, $142.8 million, $42.3 million, $1,248.0 million and $20.8 million for each of the twelve month periods ended September 30, 2010, 2011, 2012, 2013 and 2014, respectively. The scheduled principal payments remaining after 2014 approximate $4,170.1 million.

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

There were no other material changes to the Company’s critical accounting policies during the nine month period ended September 30, 2009.

Recently Adopted Accounting Standards

The following accounting standards were adopted by the Company during the nine months ended September 30, 2009. Each of these standards, together with the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Accounting Standards Codification

•	Subsequent Events

•	Interim Disclosures about Fair Value of Financial Instruments

•	Fair Value Measurements, as amended

•	Business Combinations, as amended

•	Noncontrolling Interests in Consolidated Financial Statements

•	Disclosures about Derivative Instruments and Hedging Activities

•	Determination of the Useful Life of Intangible Assets

•	Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

Recently Issued Authoritative Guidance

The following authoritative guidance will be adopted by the Company in the reporting period indicated. This authoritative guidance, together with the Company’s evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Revenue Arrangements with Multiple Element Deliverables (first quarter of 2011)

•	Fair Value Measurements, as amended (fourth quarter 2009)

•	Determining the Primary Beneficiary of a Variable Interest Entity (first quarter of 2010)

•	Accounting for Transfers of Financial Assets (first quarter of 2010)

•	Employers’ Disclosures about Postretirement Benefit Plan Assets (fourth quarter of 2010)

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

The Company’s market risks at September 30, 2009 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 19, 2009. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, the Company is exposed to market risk from changes in interest rates. The Company does not directly own significant marketable equity securities other than highly liquid cash equivalents, nor does it operate in foreign countries. However, the Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

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

Due to the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million to convert variable interest rate payments to fixed. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,200.0 million as of September 30, 2009. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 0.51 percent at September 30, 2009. The fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facilities.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $98.4 million as of September 30, 2009, are recognized in net income, including a $1.1 million gain, net of tax in the consolidated statement of income during the nine months ended September 30, 2009. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income. In addition, the Company has concluded that the Amendment of its debt agreements during October will have no impact on its assessment of hedge effectiveness for the outstanding interest rate swap agreements.

As of September 30, 2009, the amount outstanding under the Company’s variable rate senior secured credit facilities exceed the unamortized notional value of the four interest rate swap agreements by $451.8 million, or approximately 8.7 percent of its total outstanding long-term debt. Windstream has estimated its interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $4.5 million. Actual results may differ from this estimate.

Equity Risk

The Company is exposed to market risk through the Company’s pension plan investments. Primarily as a result of the $347.0 million decline in the market value of pension assets that occurred during 2008, the Company will recognize pension expense of $90.9 million in 2009 as compared to a benefit of $1.6 million in 2008. For the nine months ended September 30, 2009, the fair market value of the Company’s pension plan investments increased 9.8 percent to $718.3 million. This increase is primarily attributable to a 20.5 percent increase in the market value of assets held by the plan, partially offset by benefit payments and administrative expenses.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 14, 2008, Windstream Corporation, Windstream Nebraska, Inc., Windstream Systems of the Midwest, Inc., and Windstream Benefits Committee filed a class action complaint for declaratory judgment in the United States District Court for the District of Nebraska against the local bargaining unit for the Communication Workers of America and several former Aliant retirees individually and as representatives of persons similarly situated, requesting the court to declare that the Company had a unilateral right to make certain amendments to its postretirement, medical and life insurance plans. On December 3, 2008, the Court entered the Company’s Notice of Agreed Dismissal dismissing the Company’s claims against the local bargaining unit for the Communication Workers of America. On November 26, 2008, the individual defendants moved for a preliminary injunction that sought to prevent the Company from implementing the amendments to its postretirement, medical and life insurance plans on December 30, 2008. The Court entered an order denying the individual defendants’ motion for a preliminary injunction on December 30, 2008. On August 26, 2009, the Court entered a judgment as a matter of law in favor of Windstream, which became final and non-appealable in September 2009 after the Aliant retirees did not appeal the Court’s ruling.

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

Item 1A. Risk Factors

Windstream currently outsources the data center for its information technology (“IT”) systems and internet service provider systems to a third party under a contract ending June 30, 2010. The third party service provider has provided notice that this contract will not be renewed, and Windstream will be required to relocate each of these data centers to a new location and service provider. The data center services to be migrated include managed mainframe services, output processing, IT support services, and data storage. These data center services support most of Windstream’s IT systems including billing, financial reporting, customer service, and assignment and provisioning. While this data center migration will be a complex process, Windstream believes that it has sufficient time and resources to complete a successful migration. However, our inability to complete this migration successfully could result in a material disruption in our ability to service customers, process bills and perform other support services and could thereby adversely affect our business, revenue and cash flows.

There have been no other material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 19, 2009.

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, the Windstream Board of Directors approved a stock repurchase program (the “Repurchase Program”) for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. Information associated with this plan is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value that May Yet Be Purchased Under the Plans (Millions)
July 1-31, 2009	—	$—	—	$166.9
August 1-31, 2009	—	—	—	$166.9
September 1-30, 2009	1,075,000	9.91	1,075,000	$156.2

Total	1,075,000	$9.91	1,075,000

As of September 30, 2009, the Company had repurchased 21.2 million shares for $243.8 million since the plan was initiated in February 2008. In addition, as of September 30, 2009, the Company had sufficient capacity under its indentures to complete the share repurchase program. Achievement of the share repurchase plan will depend on such factors as the overall credit environment and liquidity needs of the business.

In early October 2009, the Company completed the repurchase of an additional 7.8 million shares totaling $77.8 million. Following the repurchase of the additional 7.8 million shares, the Company had $78.4 million of remaining capacity under the Repurchase Program.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 52.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Anthony W. Thomas
Anthony W. Thomas
Chief Financial Officer
(Principal Financial Officer)
November 9, 2009

WINDSTREAM CORPORATION

FORM 10-Q

INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

10.2	Second Amended and Restated Credit Agreement, amended as of October 19, 2009, among Windstream Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other Agents and Lenders named therein.	(*)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(*)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(*)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(*)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(*)

101.INS	XBRL Instance Document	(*)

101.SCH	XBRL Taxonomy Extension Schema Document	(*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(*)

(*)	Filed herewith.