Form 10-K
period 2009-12-31
WINDSTREAM CORP
filed 2010-02-24
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-32422

WINDSTREAM CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-0792300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Rodney Parham Road, Little Rock, Arkansas	72212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code             (501) 748-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.0001 par per share)	NASDAQ Global Select Market

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

☐  YES   ☒  NO

Aggregate market value of voting stock held by non-affiliates as of June 30, 2009 -                  $3,650,897,247

Common shares outstanding, February 16, 2010 - 456,909,066

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2010 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 36 to 40.

Windstream Corporation

Form 10-K, Part I

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

THE COMPANY

GENERAL

In this report, Windstream Corporation and its wholly owned subsidiaries are referred to as “Windstream”, “we”, or the “Company”. On July 17, 2006, Alltel Corporation, which has subsequently merged with Verizon Communications Inc. (“Alltel”), completed the spin off of its wireline telecommunications division and immediately merged with and into Valor Communications Group, Inc. (“Valor”), with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation. Windstream is a corporation organized under the laws of the state of Delaware, and it was organized under the name Valor Communications Group, Inc. in 2004. For all periods prior to the merger with Valor described herein, references to the Company include Alltel Holding Corp. or the wireline telecommunications division and related businesses of Alltel.

Windstream is a customer-focused telecommunications company that provides phone, high-speed Internet and digital television services. The Company also offers a wide range of IP-based voice and data services and advanced phone systems and equipment to businesses and government agencies. As of December 31, 2009, the Company provided service to approximately 3.0 million access lines and 1.1 million high-speed Internet customers primarily located in rural areas in 16 states.

The shaded areas in the following map reflect Windstream’s service territories as of December 31, 2009.

The Company’s web site address is www.windstream.com. Windstream files with, or furnishes to, the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as various other information. This information can be found on the SEC website at www.sec.gov. In addition, Windstream makes available free of charge through the Investor Relations page of its web site its annual reports, quarterly reports, and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC. In addition, on the corporate governance section of the Investor Relations page of its web site, Windstream makes available its Code of Ethics, the Board of Directors’ Amended and Restated Corporate Governance Board Guidelines, and the charters for its Audit, Compensation, and Governance Committees. Windstream will provide to any stockholder a copy of the Governance Board Guidelines and the Committee charters, without charge, upon written request to Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

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

Immediately after the consummation of the spin off, Alltel Holding Corp. merged with and into Valor, with Valor continuing as the surviving corporation. The merger was accounted for using the purchase method of accounting for business combinations, in accordance with authoritative guidance, with Alltel Holding Corp. serving as the accounting acquirer. The accompanying consolidated financial statements reflect the combined operations of Alltel Holding Corp. and Valor following the spin off and merger transactions on July 17, 2006. Results of operations prior to the merger and for all historical periods presented are for Alltel Holding Corp. The resulting company was renamed Windstream Corporation. As a result of the merger, all of the issued and outstanding shares of the Company’s common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of its common stock to Alltel shareholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of the Company’s common stock outstanding as of the effective date of the merger. Upon completion of the merger, Alltel’s stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, Windstream, and the stockholders of Valor owned the remaining approximately 15 percent of such equity interests. In addition, Windstream assumed Valor debt valued at $1,195.6 million.

MATERIAL ACQUISITIONS COMPLETED DURING THE LAST FIVE YEARS

On February 8, 2010, we completed our previously announced acquisition of NuVox, Inc. (“NuVox”), a competitive local exchange carrier based in Greenville, South Carolina. Consistent with the Company’s focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 90,000 business customer locations in 16 contiguous Southwestern and Midwest states and provides opportunities for significant operating efficiencies with contiguous Windstream markets. NuVox’s services include voice over internet protocol, local and long-distance voice, broadband internet access, email, voicemail, web hosting, secure electronic data storage and backup, internet security and virtual private networks. Many of these services are delivered over a secure, privately-managed IP network, using a multiprotocol label switch backbone and distributed IP voice switching architecture.

In accordance with the NuVox merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of NuVox for $199.0 million in cash, net of cash acquired, and issued approximately 18.7 million shares of Windstream common stock valued at $187.0 million on the date of issuance. Windstream also repaid outstanding indebtedness and related liabilities on existing swap agreements of NuVox approximating $281.0 million.

On December 1, 2009, we closed our previously announced acquisition of Lexcom, Inc. (“Lexcom”), which resulted in the addition of approximately 22,000 access lines, 9,000 high-speed Internet customers and 12,000 cable television customers in North Carolina. This acquisition increased Windstream’s presence in North Carolina and provides the opportunity for operating synergies with contiguous Windstream markets. In accordance with the Lexcom merger agreement, Windstream acquired all of the issued and outstanding shares of Lexcom common stock for approximately $138.7 million in cash, net of cash acquired.

On November 10, 2009, we closed our previously announced merger with D&E Communications, Inc. (“D&E”), which resulted in the addition of approximately 110,000 incumbent local exchange carrier (“ILEC”) access lines, 35,000 competitive local exchange carrier (“CLEC”) access lines, 45,000 high-speed Internet customers and 9,000 cable television customers. This acquisition increased Windstream’s presence in Pennsylvania and provides the opportunity for operating synergies with contiguous Windstream markets. Pursuant to the merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of D&E, and D&E merged with and into a wholly-owned subsidiary of Windstream.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

In accordance with the D&E merger agreement, D&E shareholders received 0.650 shares of Windstream common stock and $5.00 in cash per each share of D&E Common Stock. Windstream issued approximately 9.4 million shares of its common stock valued at approximately $94.6 million, based on Windstream’s closing stock price of $10.06 on November 9, 2009, and paid approximately $56.6 million, net of cash acquired, as part of the transaction. Windstream also repaid outstanding debt of D&E Communications totaling $182.4 million.

On August 31, 2007, Windstream completed the acquisition of CT Communications, Inc. (“CTC”) in a transaction valued at $584.3 million. Under the terms of the agreement the shareholders of CTC received $31.50 in cash for each of their shares with a total cash payout of $652.2 million. The transaction value also includes a payment of $37.5 million made by Windstream to satisfy CTC’s debt obligations, offset by $105.4 million in cash and short-term investments held by CTC. Including $25.3 million in severance and other transaction-related expenses, the total cost of the acquisition was $609.6 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand. The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. The acquisition of CTC significantly increased Windstream’s operating presence in North Carolina through the addition of approximately 132,000 access lines and 31,000 high-speed Internet customers and provided the opportunity to generate significant operating efficiencies with contiguous Windstream markets.

As previously discussed, on July 17, 2006, Alltel Holding Corp. merged with and into Valor, with Alltel Holding Corp. serving as the accounting acquirer. Through this transaction, Windstream added approximately 500,000 customers in complementary markets with favorable rural characteristics making the Company one of the largest local telecommunications carriers in the United States.

PENDING ACQUISITIONS

On November 23, 2009, we entered into an agreement and plan of merger pursuant to which we will acquire all of the issued and outstanding shares of common stock of Iowa Telecommunications Services, Inc. (“Iowa Telecom”). Under the terms of the merger agreement, Iowa Telecom shareholders will receive 0.804 shares of common stock of Windstream and $7.90 in cash per each share of Iowa Telecom common stock. We expect to issue approximately 26.5 million shares of Windstream common stock and pay approximately $261.0 million in cash as part of the transaction. We also will repay estimated net debt of approximately $598.0 million. This acquisition is expected to close in mid-2010 and is subject to certain conditions, including receipt of necessary approvals from federal and state regulators and Iowa Telecom shareholders. As of September 30, 2009, Iowa Telecom provided services to approximately 256,000 access lines, 95,000 high-speed Internet customers and 26,000 digital television customers in Iowa and Minnesota.

MATERIAL DISPOSITIONS COMPLETED DURING THE LAST FIVE YEARS

On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million. The completion of this transaction resulted in the divestiture of approximately 52,000 wireless customers, spectrum licenses and cell sites covering a four-county area of North Carolina with a population of approximately 450,000 and six retail locations. The operating results of the wireless business have been separately presented as discontinued operations in the accompanying consolidated statements of income.

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

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

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

In connection with the consummation of the transactions, the parties and their affiliates entered into a publishing agreement whereby Windstream granted Local Insight Yellow Pages, Inc. (“Local Insight Yellow Pages”), the successor to the Windstream subsidiary that operated the publishing business, an exclusive license to publish Windstream directories in each of its markets other than the acquired CTC markets. Local Insight Yellow Pages will, at no charge to Windstream or its affiliates or subscribers, publish directories with respect to each Windstream service area covered under the agreement in which Windstream or its affiliates are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of fifty years. As part of this agreement, Windstream agreed to forego future royalty payments from Local Insight Yellow Pages on advertising revenues generated from covered directories for the duration of the publishing agreement.

MANAGEMENT

The Company’s staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities including investor relations, acquisitions and dispositions, corporate planning, tax planning, cash and debt management, insurance, sales and marketing support, government affairs, legal matters, human resources and engineering services.

EMPLOYEES

At December 31, 2009, Windstream had 7,385 employees. Within Windstream’s work force, approximately 1,693 employees are part of collective bargaining units. During 2009, Windstream had no material work stoppages due to labor disputes with its unionized employees (see “Risk Factors”).

ORGANIZATIONAL STRUCTURE AND OPERATING SEGMENTS

Windstream has focused its communications business strategy on enhancing the value of its customer relationships by offering additional products and services and providing superior customer service. As of December 31, 2009, Windstream served more than 3.0 million access lines and 1.1 million high-speed Internet customers in 16 states. Windstream’s service offerings include phone, high-speed Internet and digital television. The Company also offers a wide range of IP-based voice and data services to businesses and government agencies.

Windstream is organized based on the products and services that it offers. Under this organizational structure, Windstream currently operates as a single wireline reporting segment focused on providing communications products and services. Previously, the Company reported a product distribution segment, but in the first quarter of 2009, the Company reorganized its operations to integrate the sales and administrative functions of the product distribution segment into its wireline operations. As a result of this change, the chief operating decision maker no longer reviews the financial statements of the product distribution operations on a stand alone basis, and the Company operates its wireline and product distribution operations as a single reporting segment (the “wireline segment”). As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

In November 2007, the Company sold its directory publishing business, as further discussed in “Item 1 – Material Dispositions Completed During the Last Five Years”. Prior to this sale, the Company reported the results of these operations as its directory publishing segment.

CONSOLIDATED WIRELINE SEGMENT

The Company’s wireline segment consists of Windstream’s retail and wholesale telecommunications services, whose primary revenue streams include voice and related features, high-speed Internet service, long distance, data and special access, switched access and interconnection, and video services.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

The following table is a summary of wireline segment results for the years ended December 31:

Wireline Segment	2009	2008	2007
Total revenues and sales	$2,996.6	$3,171.5	$3,134.6
Service revenues	$2,872.8	$2,988.9	$2,954.3
Operating income	$979.2	$1,138.6	$1,152.8
Total assets	$9,145.4	$8,009.3	$8,155.5

Windstream’s subsidiaries provide facilities-based services in primarily rural areas in 16 states. As of December 31, 2009, Windstream provided communication services to customers located in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina and Texas.

In addition, certain of Windstream’s subsidiaries serve as a competitive service provider in four states on both a facilities-based and resale basis, and, where necessary, have negotiated interconnection agreements with the appropriate incumbent local exchange carriers. Windstream’s strategy is to provide voice and data service in combination with other services provided by subsidiaries of Windstream, including long distance and high-speed Internet services. Windstream’s primary focus for marketing and selling these competitive services is directed toward business customers through the offering of competitively priced and reliable services.

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

Miscellaneous service revenues primarily consist of charges for service fees, rentals and billing and collections services. Miscellaneous revenues also include commissions from activating digital satellite television service through our relationship with DISH Network LLC. These services are offered to virtually all households in our service areas

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

through a co-branded DISH Network satellite television agreement. In addition, Windstream provides cable television service to approximately 49,000 customers in Georgia, Missouri, North Carolina and Pennsylvania. The cable television properties are not significant to Windstream’s wireline operating results.

Product sales represent equipment sales to customers, including computer sales to residential high-speed Internet customers, Internet modems and customer premise equipment.

MARKETING

At Windstream, our marketing approach is simple. Our mission, vision and values are what guide us as we remain focused on serving the communities of rural America. We offer fresh, innovative thinking and embrace new technology. As a brand, we are neighborly, dynamic and provide simplicity in our products and services. What’s more, we strive to deliver it all through teamwork that is responsive, enthusiastic, accountable and motivated to serve our customers. We market our products through multiple channels, including customer service representatives and technicians, local retail stores, e-commerce, and telemarketing, supported by direct mail, mass media advertising (newspaper, television, and radio), bill inserts, community events and click through advertising on targeted websites. We continue to exercise door-to-door sales techniques and partnerships with agents to reach customers on a local and one-on-one basis.

Windstream operates 55 local retail stores and two call centers focused on selling and servicing our customers. Both sales channels offer an excellent opportunity to connect with our customers by providing superior customer service in person or over the phone. Direct calls are made to business customers in order to accommodate their specific needs and to improve their way of conducting business in the most efficient way possible. Our customer service and sales representatives earn incentives to promote sales of services that meet the distinctive needs of our customers, while our technicians survey customer premises to assess building requirements and coordinate delivery, installation and testing of equipment.

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

TECHNOLOGY

Our network consists of host and remote central office digital switches and loop carriers interconnected with copper, microwaved and fiber facilities. The outside plant infrastructure connecting the customer with the core network consists of a mix of fiber optic and copper facilities. At the end of 2009, we maintained over 241,600 route miles of copper plant and approximately 26,000 route miles of local and long-haul fiber optic plant. In addition, our fully integrated communications network consists of IP routers, Ethernet switches, Asynchronous Transport Mode (ATM) switches and frame relay switches capable of handling voice, data and dedicated circuits.

COMPETITION

Windstream experiences competition in many of its local service areas. Sources of competition to Windstream’s local exchange business include, but are not limited to, wireless communications providers, cable television companies, resellers of local exchange services, interexchange carriers, incumbent local exchange carriers in markets where we provide competitive local exchange services, satellite transmission service providers, electric utilities, competitive access service providers, including, without limitation, those utilizing an Unbundled Network Elements-Platform or UNE-P, voice-over-Internet protocol (“VoIP”) providers, and providers using other emerging technologies resellers. In addition, we are subject to increased competition from new and existing competitors receiving financial incentives through the federal broadband stimulus program (See Federal Regulation).

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

During 2009, this competition adversely affected Windstream’s access line losses and revenue growth rates. Excluding the lines acquired from D&E and Lexcom, Windstream lost approximately 143,000 access lines in its wireline business during 2009, primarily as a result of the effects of fixed line competition and wireless substitution for Windstream’s wireline services. Windstream expects the number of access lines served by its wireline operations to continue to be adversely affected by fixed line competition and wireless substitution in 2010.

To address competition, Windstream remains focused on providing improved customer service, increasing operating efficiencies and improving the quality of its network. In an effort to further develop enhanced services and bundled product offerings, the Company will continue to invest in its network to offer faster speeds in its high-speed Internet offerings. As of December 31, 2009, the Company could deliver speeds of 3Mb to 96 percent of its addressable lines. Additionally, speeds of 6Mb and 12Mb are available to 65 percent and 34 percent of its high-speed Internet addressable lines, respectively.

During 2009, excluding acquisitions of D&E and Lexcom, the Company added approximately 99,000 high-speed Internet customers. As of December 31, 2009 the company had over 1,132,000 total high-speed Internet customers, which represents a penetration rate of 37 percent of total access lines in service, and 55 percent of residential access lines in service.

Although high-speed Internet services have been a source of revenue and customer growth for Windstream, that service offering experiences competition primarily from cable competitors. In addition, we could experience some increased competition from high-speed Internet offerings of wireless competitors.

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

FEDERAL REGULATION

On February 17, 2009, the American Recovery and Reinvestment Bill of 2009 was signed into law that includes various financial incentives to qualifying entities for the expansion of broadband services in both unserved and underserved communities throughout the nation. The legislation allocates approximately $7.0 billion for the expansion

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

of both wired and wireless broadband services. The Company elected not to participate in the application process for the first round of stimulus funding, which was released during 2009. After a careful review of the program rules, the Company determined that the rules applicable to the first round of funding did not allow for a sound and sustainable business case. The Company is currently reviewing the rules applicable to the second round of funding and evaluating whether it should participate in the application process.

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

The FCC has received other proposals to reform inter-carrier compensation mechanisms. If the Commission acts, the outcome is likely to change the way the Company receives compensation from, and remits compensation to, other carriers and its end-user customers, as well as the federal universal service fund. Until these proceedings conclude and any changes to the existing rules are established, the Company cannot estimate the impact of any changes on its ILEC revenues or expenses or when such changes would occur.

Universal Service

During 2009, Windstream received $124.3 million in federal universal service support. The federal universal service program is designed to provide affordable telecommunications services to customers that live in high-cost rural areas, low-income consumers, rural health care providers, and schools and libraries. This program is currently under legislative, regulatory and industry scrutiny as a result of the growth in the fund and structural changes within the telecommunications industry. The primary structural change is the increase in the number of Eligible Telecommunications Carriers (“ETCs”) receiving money from the Universal Service Fund (“USF”). There are several FCC proceedings underway that are likely to change the way the universal service programs are funded and the way universal service funds are disbursed to program recipients. The specific proceedings are discussed below.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

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

On November 20, 2007, the FCC released a Notice of Proposed Rule Making (“NPRM”), which tentatively concluded that all high-speed Internet providers should pay the same pole attachment rate for all attachments used for high-speed Internet services. Windstream pays approximately $28.0 million annually to rent space on utility poles it does not own. The NPRM suggests that this rate should be higher than the current cable rate but no greater than the current rate paid

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

by competitive local exchange carriers. If the NPRM’s tentative conclusion is adopted, Windstream would likely see a reduction in the amounts that it pays to rent space on utility poles it does not own and would be able to better compete with other companies offering high-speed Internet services.

As part of the American Recovery and Reinvestment Act (“ARRA”), Congress directed the FCC to report to Congress by mid-February 2010 with a National Broadband Plan. As part of the Plan, it is expected that the FCC will consider a myriad of issues related to high-speed Internet access deployment and adoption and, among other things, may consider universal service and intercarrier compensation reform. On December 7, 2009, Windstream, CenturyTel, Inc. (“CenturyLink”) , Frontier Communications Corporation, Consolidated Communications Holding, Inc. and Iowa Telecom filed a plan with the FCC to reform the intercarrier compensation and universal service mechanisms and further deploy broadband in unserved areas. If adopted, the proposal would stabilize intercarrier compensation and universal support and provide additional funds to Windstream to assist with the deployment of broadband services to rural areas.

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

On July 26, 2007, the Company received an inquiry from the FCC’s Enforcement Bureau questioning certain details surrounding the Company’s compliance with FCC reporting requirements related to network outages. On May 12, 2009, the Company entered into a consent decree with the FCC that resolved all outstanding issues on this matter.

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

Inter-carrier Compensation

On October 5, 2007, Verizon filed a complaint with the Ohio Public Utility Commission (“PUC”) alleging that the Company’s intrastate access rates are excessive and should be reduced to the same levels charged by the largest ILECs in Ohio, or in the alternative, to the Company’s interstate access rate levels. If the Ohio PUC were to grant Verizon’s request and require the Company to implement the large ILEC rate structure, the Company would incur a reduction in annual revenues of up to $7.6 million. This estimate assumes the Company would be allowed to implement retail rate increases simultaneously with the access rate reductions similar to the plan adopted by the PUC for the larger Ohio ILEC access rate reductions. The Ohio PUC has not acted upon requests by other parties for the Company and other similar sized ILECs in Ohio to reduce their intrastate access rates.

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

On March 19, 2009, AT&T filed a complaint with the Pennsylvania PUC alleging that the Company’s intrastate access rates are not just and reasonable and should be reduced to the Company’s interstate access rate levels.

On November 23, 2009, Sprint requested that the North Carolina Utilities Commission reduce the Company’s access rates to a cost-basis or, in the alternative, to the Company’s interstate access rate levels.

The Company will request that the Pennsylvania PUC and the North Carolina Utilities Commission deny AT&T’s and Sprint’s requested relief based in part on the fact that the Company’s intrastate access rates are just and reasonable and on the current efforts to reform inter-carrier compensation comprehensively at the federal level, as previously explained.

At this time, the Company cannot estimate the financial impact of any PSC decision due to the various options the PSC could consider if it ruled in Complainant’s favor.

Universal Service

We recognize revenue from state universal service funds in a limited number of states in which we operate. In 2009, Windstream recognized $131.1 million in state universal service revenue. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. For the year ended December 31, 2009, Windstream received approximately $97.8 million from the Texas USF. There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2009, Windstream received $85.5 million from the large company program and $12.3 million from the small company program. The purpose of the Texas USF is to assist telecommunications providers in providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All customers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge by their customers.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

The Pennsylvania PUC is currently conducting a review of its universal service fund. The review is focused on various aspects of the fund as they pertain to the basic rates of eligible USF recipient companies and the impact of their alternative regulation plans. The Company receives $13.3 million annually from the fund. The Company cannot estimate at this time the financial impact that would result from the changes, if any, to the Pennsylvania universal service fund.

In June 2006, the D&E subsidiaries made a filing to increase their local rates in accordance with their alternative regulation plans. Under the plans, local rates would have exceeded a prescribed local rate cap of $18.00. The D&E subsidiaries sought to recover the revenues that exceeded the rate cap by increasing intrastate switched access rates. On July 11, 2007, the Pennsylvania PUC allowed the local rate increases to go into effect, but denied the proposed increases in switched access rates. The D&E subsidiaries filed a petition for reconsideration, asking in the alternative, to be permitted to recover revenues in excess of the local rate cap from the Pennsylvania universal service fund. On November 29, 2007, the Pennsylvania PUC approved the local rate increases and allowed the D&E subsidiaries to exceed the rate cap, but denied the request for increases in state universal service support. On May 9, 2008, the D&E subsidiaries filed an appeal in the Commonwealth Court seeking to reverse the above decisions. On December 15, 2009, the Commonwealth Court issued an order affirming the Pennsylvania PUC’s decision. The Court’s decision did not have a material impact on the Company’s operations and we do not plan to appeal.

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

DIRECTORY PUBLISHING SEGMENT

On November 30, 2007, Windstream completed the split off of its directory publishing business. Effective with the completion of the split off of its directory publishing business as discussed above in “Material Dispositions Completed During the Last Five Years”, the Company’s publishing services have ceased.

The following table is a summary of directory publishing operations for the years ended December 31:

Directory Publishing Segment	2009	2008	2007
Total revenues from external customers	$ -	$ -	$ 111.3
Segment income	$ -	$ -	$ 5.3
Total assets	$ -	$ -	$ 85.7

FORWARD-LOOKING STATEMENTS

Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this annual report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about expected levels of support from universal service funds or other government programs, expected rates of loss of access lines or intercarrier compensation, our expected ability to fund operations from cash flows from operations, our expectation of no pension contribution in 2010, expected synergies and other benefits from completed and pending acquisitions, expected effective federal income tax rates and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by Windstream;
•	the extent, timing and overall effects of competition in the communications business;
•	continued access line loss;
•	the impact of new, emerging or competing technologies;
•	the adoption of inter-carrier compensation and/or universal service reform proposals by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream;
•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;
•	unexpected adverse results related to our data center migration;
•

for our competitive local exchange carrier (“CLEC”) operations, adverse effects on the availability, quality of service and price of facilities and services provided by other incumbent local exchange carriers on which our CLEC services depend;

•	the availability and cost of financing in the corporate debt markets;
•	the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations;
•	the effects of federal and state legislation, and rules and regulations governing the communications industry;
•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;
•	unexpected results of litigation;
•	unexpected rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;
•	the effects of work stoppages;
•	the impact of equipment failure, natural disasters or terrorist acts;
•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets;
•	and those additional factors under the caption “Risk Factors” in Item 1A of this annual report.

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

We face competition from cable television companies providing voice service offerings. Voice offerings of cable operators are offered mainly under Competitive Local Exchange Carrier certificates obtained in states where they offer services and therefore are subject to fewer service quality or service reporting requirements than our ILEC operations. In addition, the rates or prices of the voice service offerings of cable companies are not subject to regulation. In contrast, our voice service rates or prices, in our capacity as an ILEC, are subject to regulation by various state public service commissions. Unlike cable operators, our ILEC operations are also subject to “carrier of last resort” obligations, which generally obligates us to provide basic voice services to any person regardless of the profitability of such customer. As a result of these disadvantages, we may not be able to compete successfully with cable companies in the offering of voice services.

Funding from the federal broadband stimulus program could result in increased competition, which could adversely affect our operating results and financial performance.

The federal broadband stimulus program is providing approximately $7.0 billion in financial incentives to companies for the purpose of expanding broadband service in unserved or underserved markets. Financial incentives paid to new or existing competitors could incent them to enter markets where Windstream is already providing broadband service. This could result in increased competition and the loss of customers, negatively impacting our operating results and financial performance.

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

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and wireless communications. Rapid technological developments in wireless, personal communications

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

services, digital microwave, satellite, high-speed Internet radio services, local multipoint distribution services, meshed wireless fidelity, or WiFi, and other technologies could result in the development of products or services that compete with or displace those offered by traditional local exchange carriers (“LECs”). For example, there is a risk that cable operators may be able to deploy broadband service at higher speeds using data-over-cable-service-interface specification, or DOCSIS, more rapidly than Windstream. In addition, wireless companies are developing networks using long-term evolution (or LTE) and Worldwide Interoperability for Microwave Access (or WIMAX), that purport to support greater data transmission speeds over wireless networks.

These new and evolving technologies could result in greater competition and product substitution for Windstream’s high-speed Internet services. Furthermore, the proliferation of replacement technologies impacting our wireline business could require us to make significant additional capital investment in order to compete with other service providers that may enjoy network advantages that will enable them to provide services more efficiently or at a lower cost. Alternatively, we may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

We provide services to our customers over access lines, and if we continue to lose access lines like we have historically, our revenues, earnings and cash flows from operations could be adversely affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years. During 2009, excluding the impact of the D&E and Lexcom acquisitions, the number of access lines we served declined by approximately 4.8 percent due to a number of factors, including increased competition and wireless and high-speed Internet substitution. We expect to continue to experience net access line loss in our markets. Our inability to retain access lines could adversely affect our revenues, earnings and cash flow from operations.

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

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. Our compliance costs could increase if future legislation, regulations or orders continue to increase our obligations.

Changes to regulations could materially reduce the Company’s revenues from inter-carrier compensation.

The Company’s local exchange subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws. In 2009 the Company recognized $274.4 million in inter-carrier compensation, a 12.1 percent reduction from 2008 levels. This reduction in inter-carrier compensation revenue is primarily due to decreases in minutes of use associated with access line losses resulting from wireless and cable voice competition, efforts by carriers to mask traffic to avail their traffic of lower inter-carrier compensation rates and carriers alleging that their traffic is not subject to existing intercarrier compensation rules as a result of the technology being used to deliver the traffic. Absent any changes to existing inter-carrier compensation regulations, the Company expects inter-carrier revenues to continue to be unfavorably impacted by these trends in 2010.

On November 5, 2008, the FCC issued a further notice of proposed rulemaking (“FNPRM”) that sought comment on proposals that would change the rules governing inter-carrier compensation (see “Item I, Business, Regulation – Inter-carrier Compensation”). Proposals considered by the FNPRM would significantly reduce inter-carrier compensation revenues over a ten-year period, classify VoIP/PSTN traffic as an “information service,” and adopt measures to ensure proper billing of “phantom traffic”. Adoption of the FCC’s proposed plan could materially reduce the Company’s inter-carrier compensation revenue. We do not know whether the FCC’s proposed plan, or a substantially similar plan, will be adopted.

In 2009, we received approximately 7 percent of our revenues from state and federal Universal Service Funds, and any adverse regulatory developments with respect to these funds could adversely affect our profitability.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 7 percent of our revenues for the year ended December 31, 2009. A portion of such fees are based on relative cost and access line counts, and we expect receipt of such fees to decline as we continue to reduce costs and lose access lines. Pending regulatory proceedings could, depending on the outcome, materially reduce our USF revenues.

In addition, the FCC is currently conducting a rulemaking proceeding to consider changes to the rules governing inter-carrier compensation. Windstream strongly supports regulatory reform. At this time, Windstream cannot predict the ultimate outcome of these proceedings or the impact on its revenues and expenses.

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

As of December 31, 2009, we had approximately $6.3 billion in long-term debt outstanding. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

•	Increase our vulnerability to general adverse economic and industry conditions;

•

Require us to dedicate a substantial portion of cash flows from operations to interest and principal payments on outstanding debt, thereby limiting the availability of cash flow to fund future capital expenditures, working capital and other general corporate requirements;

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

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

As of February 23, 2010, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B+	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Stable	Stable	Negative

Factors that could affect Windstream’s short and long-term credit ratings would include, but are not limited to, a material decline in the Company’s operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If Windstream’s credit ratings were to be downgraded from current levels, the Company may incur higher interest costs on future borrowings, and the Company’s access to the public capital markets could be adversely affected.

Windstream may be unable to fully realize expected synergies in connection with various recent transactions.

In addition to the recently completed acquisitions of D&E, Lexcom and NuVox, the Company has entered into a definitive agreement to acquire Iowa Telecom. For more information on these transactions, see “Item 1 – Pending Acquisitions and Material Acquisitions Completed During The Last Five Years”.

Windstream expects to achieve substantial synergies, cost savings and growth opportunities as a result of such acquisitions. However, Windstream’s ability to realize the anticipated synergies, cost savings and growth opportunities will depend upon the successful consummation of pending acquisitions and the integration of the respective businesses of these companies with that of Windstream. Even if Windstream successfully consummates all of these acquisitions and integrates these businesses, there can be no assurance that this integration will result in the realization of the full benefit of the anticipated synergies, cost savings or growth opportunities or that these benefits will be realized within the expected time frames. Despite Windstream’s efforts to retain quality employees, Windstream might lose some employees in connection with these acquisitions. Windstream cannot assure you that the combined companies will be able to attract, retain and integrate employees following these acquisitions. It is possible that the integration process of the respective acquisitions could result in the diversion of Windstream’s management’s attention, the disruption or interruption of, or the loss of momentum in, Windstream’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect Windstream’s ability to maintain relationships with its customers and employees or Windstream’s ability to achieve the anticipated benefits of these acquisitions, or could

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

reduce the earnings or otherwise adversely affect Windstream’s business and financial results. The market price of Windstream common stock may decline as a result of these acquisitions if the consummation of these acquisitions or the integration of these businesses is unsuccessful or takes longer than expected, the perceived benefits of these acquisitions are not achieved as rapidly or to the extent anticipated by financial analysts or investors, or the effect of these acquisitions on Windstream’s financial results is not consistent with the expectations of financial analysts or investors.

Windstream is dependent upon other ILECs for facilities and service in operating territories in which it is not the incumbent.

Following the merger with NuVox, Windstream will have significant operating presences in territories where it will depend upon the ILEC to install and maintain the vast majority of the facilities used to serve its customers (“CLEC territories”). These facilities include certain digital transmission lines, unbundled network elements (“UNEs”) and other network components. The prices for these network components are negotiated with the ILEC or purchased pursuant to the ILEC’s special access tariff terms and conditions. The terms, conditions and prices included in these tariffs may be changed but must be approved by the appropriate regulatory agency before they go into effect. In addition, interconnection agreements with the ILEC must be negotiated whenever Windstream enters a new CLEC market or an existing agreement expires. If interconnection agreements with the ILECs cannot be negotiated on favorable terms, or at all, Windstream may invoke binding arbitration by state regulatory agencies. The arbitration process is expensive and time consuming, and the results of arbitration may be unfavorable to Windstream. The inability to obtain interconnection on favorable terms would be detrimental to operations in the CLEC territories.

Access to the ILEC-provisioned facilities and services is essential for providing communication services in the CLEC territories. Because of this dependence, communications services in these territories are susceptible to changes in the availability and pricing of ILEC facilities and services. If the ILECs become legally entitled to deny or limit access to network elements such as UNEs, or if state commissions allow ILECs to increase their rates for these elements or services, Windstream may not be able to effectively compete in these CLEC territories. In addition, if the ILECs do not adequately maintain or timely install these facilities, which they are legally obligated to do, Windstream’s service to customers may be adversely affected. As a result, Windstream’s business, results of operations and financial condition could be materially impacted as Windstream may have difficulty retaining existing customers and attracting new ones.

Our operations require substantial capital expenditures.

We require substantial capital to maintain, upgrade and enhance our network facilities and operations. During 2009, we incurred $298.1 million in capital expenditures. In addition, our current dividend practice utilizes a significant portion of our cash generated from operations and therefore limits our operating and financial flexibility and our ability to significantly increase capital expenditures. While we have historically been able to fund capital expenditures from cash generated from operations, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause capital to not be available when needed. This could adversely affect our business.

Unfavorable changes in financial markets could adversely affect our pension plan investments resulting in material funding requirements to meet pension obligations.

The Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2009, the fair market value of these investments increased 19.9 percent to $784.0 million primarily due to increases in the market value of assets held of $152.0 million, transfers from the D&E pension plan of $61.4 million and contributions of $3.3 million. Partially offsetting these increases were routine and lump sum benefit payments of $51.1 million and $35.6 million, respectively. Returns generated on plan assets have historically funded a large portion of the benefits paid under the Company’s pension plan. The Company estimates that the long term rate of return on plan assets will be 8.0 percent, but returns below this estimate could significantly increase our contribution requirements, which could adversely affect our cash flows from operations.

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

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

As of December 31, 2009, approximately 1,693 of our employees, or 23 percent of all of our employees, at various sites were covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred. Any work stoppages in the future could have a material adverse effect on our business, financial condition or results of operations

We are currently party to 21 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. In addition, the proposed Employee Free Choice Act (“EFCA”), if enacted, could increase organizational activity at locations where employees are currently not represented by a labor organization. Of our existing collective bargaining agreements, 14 agreements (including the national pension agreement) are due to expire in 2010. Of the 14 agreements expiring in 2010, the 13 local agreements cover 776 employees and the national pension agreement covers 711 employees. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition or results of operations.

Windstream cannot assure you that it will continue paying dividends at the current rate.

Windstream’s board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

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

In addition, the American Jobs and Growth Tax Relief Reconciliation Act of 2003 designated qualifying dividend payments on capital stock as long term capital gains, which capped the federal tax rate on these payments at 15 percent. The provisions of this act are set to expire January 1, 2011, and if not renewed, dividends will become taxable as ordinary income to the shareholder at their current federal tax rate. This could adversely effect the market price of Windstream’s common stock by decreasing the after tax yield of holding the stock.

Windstream’s data center migration could result in a material disruption to our operations.

Windstream currently outsources the data center for its information technology (“IT”) systems and internet service provider systems to a third party under a contract ending June 30, 2010. During 2009, our third party service provider provided notice that this contract will not be renewed, and Windstream will be required to relocate each of these data centers to a new location and service provider. The data center services to be migrated include managed mainframe services, output processing, IT support services, and data storage, which support most of Windstream’s IT systems including billing, financial reporting, customer service, and assignment and provisioning. While this data center migration is a complex process, Windstream believes that it has sufficient time and resources to complete a successful migration. However, our inability to complete this migration successfully could result in a material disruption in our ability to service customers, process bills and perform other support services and could thereby adversely affect our business, revenue and cash flows.

Item 1B.  Unresolved Staff Comments

No reportable information under this item.

Item 2.  Properties

The Company’s properties do not provide a basis for description by character or location of principal units. Certain Windstream properties are pledged as collateral as discussed further in Note 15 to the consolidated financial statements. The obligations under our senior secured credit facilities are secured by liens on substantially all of the personal property assets of Windstream and its subsidiaries who are guarantors of our senior secured credit facilities. A summary of the Company’s investment in property, plant and equipment is presented below.

The Company owns property, which consists primarily of land and buildings, office and warehouse facilities, central office equipment, software, outside plant and related equipment. Outside communications plant includes aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The Company’s gross investment in property, by category, as of December 31, 2009, was as follows:

(Millions)
Land	$28.0
Building and improvements	478.9
Central office equipment	4,040.1
Outside communications plant	4,843.9
Furniture, vehicles and other equipment	496.3

Total	$9,887.2

Windstream Corporation

Form 10-K, Part I

Item 3.  Legal Proceedings

The Company is party to various legal proceedings, the ultimate resolution of which cannot be determined at this time. Management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of income, cash flows or financial condition of the Company.

In addition, management is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the security holders for a vote during the fourth quarter of 2009.

Windstream Corporation

Form 10-K, Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	On December 10, 2009, Windstream voluntarily moved its stock exchange listing from the New York Stock Exchange (“NYSE”) to the NASDAQ Global Select Market. Windstream common stock is traded on the NASDAQ Global Select Market under the symbol “WIN”. The following table reflects the range of high, low and closing prices of Windstream’s common stock as reported by Dow Jones & Company, Inc. for each quarter in 2009 and 2008.

Year	Quarter	High	Low	Close	Dividend Declared
2009	4th	$11.65	$ 9.62	$10.99	$0.25
	3rd	$10.34	$ 7.71	$10.13	$0.25
	2nd	$ 9.13	$ 7.85	$ 8.36	$0.25
	1st	$ 9.48	$ 6.28	$ 8.06	$0.25
2008	4th	$11.13	$ 6.37	$ 9.20	$0.25
	3rd	$12.94	$10.70	$10.94	$0.25
	2nd	$15.00	$11.31	$12.34	$0.25
	1st	$13.10	$10.40	$11.95	$0.25

As of February 16, 2010, the approximate number of holders of common stock, including an estimate for those holding shares in street name, was 177,000.

For a discussion of certain restrictions on the ability of Windstream to pay dividends under its debt instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Liquidity and Capital Resources” in the Financial Supplement to this annual report on Form 10-K.

(b)	Not applicable.

(c)	Information pertaining to the repurchase of Windstream shares is included below.

(1)	In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400.0 million of the Company’s common stock continuing until December 31, 2009. During the fourth quarter of 2009, the Company repurchased 7.8 million of its common shares at a cost of $77.8 million. The Company repurchased 13.0 million shares totaling $121.3 million during 2009 bringing total repurchases under the stock repurchase program to 29.0 million shares for approximately $321.6 million. The stock repurchase program expired on December 31, 2009.

Windstream Corporation

Form 10-K, Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Set forth below is a line graph showing a quarterly comparison since February 9, 2005, the initial day of public trading of Valor shares, of total cumulative stockholder returns on Windstream common stock, along with the returns on the Standards & Poor’s (“S&P”) 500 Stock Index and the S&P Telecom Index. The S&P Telecom Index consists of the following companies: American Tower Corporation, AT&T Inc., CenturyLink, Frontier Communications Corp., Qwest Communications International Inc., Sprint Nextel Corp., Verizon Communications Inc. and Windstream Corporation.

Total Cumulative Shareholder Returns
	2/9/05	2005	2006	2007	2008	2009
Windstream	$100.00	$81.87	$112.46	$110.50	$85.48	$113.63
S&P 500	$100.00	$106.46	$123.27	$130.04	$81.92	$103.61
S&P Telecom(1)	$100.00	$100.56	$137.51	$153.84	$106.95	$116.51
(1) S&P Telecom Index includes: AMT, T, CTL, FTR, PCS, Q, S, VZ, WIN

The graph and table above provides the cumulative change of $100.00 invested on February 9, 2005, including reinvestment of dividends, for the periods indicated.

Windstream Corporation

Form 10-K, Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Set forth below is a line graph showing quarterly comparisons of stockholder returns since July 18, 2006, the initial day of trading following the spin off from Alltel and merger with Valor. The graph includes the total cumulative stockholder returns on Windstream common stock, and comparative returns on the S&P 500 Stock Index and the S&P Telecom Index.

Total Cumulative Shareholder Returns

	7/18/06	2006	2007	2008	2009
Windstream	$100.00	$127.83	$125.61	$97.17	$129.17
S&P 500	$100.00	$115.92	$122.28	$77.04	$97.43
S&P Telecom(1)	$100.00	$123.96	$138.69	$96.41	$105.03
(1) S&P Telecom Index includes: AMT, T, CTL, FTR, PCS, Q, S, VZ, WIN

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

The following table sets forth information about Windstream’s equity compensation plans as of February 16, 2010:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	-	-	-

Equity compensation plans approved by security holders	-	-	1,960,557	(1)

Total	-	-	1,960,557

(1)	The Windstream Corporation 2006 Equity Incentive Plan.

Windstream Corporation

Form 10-K, Part II

Item 6.  Selected Financial Data

For information pertaining to Selected Financial Data of Windstream, refer to page F-30 of the Financial Supplement, which is incorporated by reference herein.

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

Item 8.  Financial Statements and Supplementary Data

For information pertaining to Financial Statements and Supplementary Data of Windstream, refer to pages F-31 to F-78 of the Financial Supplement, which is incorporated by reference herein.

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

Management has excluded the operations of D&E Communications, Inc. and Lexcom, Inc., wholly-owned subsidiaries of the Company, from its assessment of internal control over financial reporting as of December 31, 2009, because they were acquired by the Company in recently completed 2009 purchase business combinations. The operations of D&E Communications, Inc. and Lexcom, Inc. represent approximately 5.0 percent and 2.0 percent, respectively, of the Company’s consolidated total assets and 0.7 percent and 0.1 percent, respectively, of the Company’s consolidated revenues and sales, as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-34 of the Financial Supplement, is incorporated by reference herein.

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

Windstream Corporation

Form 10-K, Part III

Item 10.  Directors, Executive Officers, and Corporate Governance

For information pertaining to Directors of Windstream Corporation refer to “Proposal No. 1 – Election of Directors” in Windstream’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the audit committee financial expert and corporate governance refer to “Board and Board Committee Matters” in Windstream’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to “Audit Committee Report” in Windstream’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Executive officers of the Company as of December 31, 2009, were as follows:

Name	Business Experience	Age
Jeffery R. Gardner	President and Chief Executive Officer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Executive Vice President and Chief Financial Officer of Alltel Corporation from 1998 to 2005.	49
Brent K. Whittington	Chief Operating Officer of Windstream since August 10, 2009; Executive Vice President and Chief Financial Officer of Windstream from July 2006 to August 2009 and of Alltel Holding Corp. from December 2005 to July 2006; Vice President of Finance and Accounting of Alltel Corporation from 2002 to 2005.	38
Anthony W. Thomas	Chief Financial Officer of Windstream since August 10, 2009; Controller of Windstream from July 2006 to August 2009 and of Alltel Holding Corp. from June 2006 to July 2006; Various positions with Alltel Corporation from 1998 to 2006 including Vice President of Investor Relations and Vice President of Southeast Regional Finance.	38
John P. Fletcher	Executive Vice President, General Counsel and Secretary of Windstream since July 17, 2006 and of Alltel Holding Corp. from February 2006 to July 2006; Partner at Kutak Rock LLP from 2000 to 2006.	44
Michael D. Rhoda	Senior Vice President – Government Affairs of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 2002 to 2005 including Vice President of Business Development, and Vice President – Wireline Regulatory & Wholesale Services.	49
Robert G. Clancy, Jr.	Senior Vice President and Treasurer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1998 to 2005 including Vice President of Sales and Distribution, Vice President of Internal Audit, and Vice President of Investor Relations.	45
Susan Bradley	Senior Vice President – Human Resources of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1990 to 2005 including Vice President – Human Resources, Compensation and Staffing.	58
Grant Raney	Executive Vice President – Network Operations of Windstream since October 2007; Region Vice President – Southwest Region, Windstream Communications July 2006 to October 2007; SVP and COO of Valor Telecommunications Feb. 2005 to July 2006; SVP of Engineering and Operations, Valor Telecommunications August 2000-Feb. 2005; VP-Operations, Valor Telecommunications Feb. 2000 – August 2000; VP of Spectra Communications, a subsidiary of CenturyTel prior to that time.	49
Cindy Nash	Chief Information Officer of Windstream since August 10, 2009; Senior Vice President of Information Technology of Windstream from November 2007 to August 2009; Senior Vice President of Customer Service of Windstream from July 2006 to November 2007; Chief Information Officer of Valor from 2004 to July 2006.	45
Richard J. Crane	Executive Vice President and Chief Marketing Officer of Windstream since May 2007, and Senior Vice President – Marketing of Windstream from July 2006 to May 2007. Senior Vice President – Marketing of Alltel Holding Corp. from December 2005 to July 2006. Various positions with Alltel Corporation from 2000 to 2005 including Vice President Southeast Region and Vice President Strategic Marketing.	54
John C. Eichler	Vice President and Controller of Windstream since August 10, 2009; Vice President of Internal Audit from July 2006 to August 2009 and of Alltel Corporation’s Wireline Operations from December 2005 to July 2006. Consultant from 2002 to 2005.	38

Windstream Corporation

Form 10-K, Part III

Item 10.  Directors, Executive Officers, and Corporate Governance

Windstream has a code of ethics that applies to all employees and members of the Board of Directors. Windstream’s code of ethics, referred to as the “Working with Integrity” guidelines, is posted on the Investor Relations page of the Company’s web site (www.windstream.com) under “corporate governance”. Windstream will disclose in the corporate governance section of the Investor Relations page on its web site amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K. Windstream will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

For information regarding compliance with Section 16(a) of the Exchange Act, refer to “Section 16 (a) Beneficial Ownership Reporting Compliance” in Windstream’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  Executive Compensation

For information pertaining to Executive Compensation, refer to “Compensation Committee Report on Executive Compensation” and “Management Compensation” in Windstream’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of Windstream securities and director independence, refer to “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Board and Board Committee Matters” in Windstream’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to “Certain Transactions” in Windstream’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

For information pertaining to fees paid to the Company’s principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in Windstream’s Proxy Statement for its 2010 Meeting of Stockholders, which is incorporated herein by reference.

Windstream Corporation

Form 10-K, Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: The following Consolidated Financial Statements of Windstream Corporation are included in the Financial Supplement, which is incorporated by reference herein:
Financial Supplement Page Number

	Report of Independent Registered Public Accounting Firm	F-33
	Consolidated Statements of Income - for the years ended December 31, 2009, 2008 and 2007	F-34
	Consolidated Balance Sheets -as of December 31, 2009 and 2008	F-35
	Consolidated Statements of Cash Flows - for the years ended December 31, 2009, 2008 and 2007	F-36
	Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2009, 2008 and 2007	F-37

	Notes to Consolidated Financial Statements	F-38 – F-78

Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Registered Public Accounting Firm	33
	Schedule II. Valuation and Qualifying Accounts	34-35

3.	Exhibits:
	Exhibit Index	36-40

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

Windstream Corporation
Registrant

By	/s/ Jeffery R. Gardner	Date: February 24, 2010
Jeffery R. Gardner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Anthony W. Thomas	Date: February 24, 2010
Anthony W. Thomas, Chief Financial Officer (Principal Financial Officer)

By	/s/ Jeffery R. Gardner
Jeffery R. Gardner, President and Chief Executive Officer

By	/s/ John C. Eichler
John C. Eichler, Controller (Principal Accounting Officer)

*Dennis E. Foster, Chairman and Director

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

*Francis X. Frantz, Director

*Jeffrey T. Hinson, Director

*Judy K. Jones, Director

*William A. Montgomery, Director

*Frank E. Reed, Director

By	/s/ John P. Fletcher
* (John P. Fletcher, Attorney-in-fact)
Date: February 24, 2010

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Shareholders of Windstream Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2010 appearing in this 2009 Annual Report on Form 10-K of the Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

February 24, 2010

WINDSTREAM CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2009	$16.3	$44.0		$-		$41.8	(A)	$18.5
December 31, 2008	$13.1	$38.7		$-		$35.5	(A)	$16.3
December 31, 2007	$10.4	$28.5		$-		$25.8	(A)	$13.1

Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2009	$2.6	$-		$21.8	(B)	$-		$24.4
December 31, 2008	$11.3	$-		$-		$8.7	(C)	$2.6
December 31, 2007	$10.6	$-		$3.5	(D)	$2.8	(E)	$11.3

Accrued liabilities related to merger, integration and restructuring charges:
For the years ended:
December 31, 2009	$8.3	$31.6	(F)	$-		$33.3	(G)	$6.6
December 31, 2008	$14.7	$10.1	(H)	$-		$16.5	(I)	$8.3
December 31, 2007	$28.9	$13.9	(J)	$25.3	(K)	$53.4	(L)	$14.7

Notes:

(A)	Accounts charged off net of recoveries of amounts previously written off.

(B)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisitions of D&E and Lexcom.

(C)	Net valuation allowance adjustment through goodwill in 2008 primarily due to a purchase accounting adjustment for a revision in the limitation associated with the federal net operating loss carry forward acquired from the merger with Valor.

(D)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisition of CTC.

(E)	Adjustment through goodwill to the net operating loss carry forwards acquired from Valor.

(F)	Costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the completed acquisitions of D&E, Lexcom and NuVox, as well as the pending acquisition of Iowa Telecom. In addition, the Company incurred a restructuring charge associated with a workforce reduction to realign certain information technology, network operations and business sales functions.

(G)	Includes cash outlays of $15.1 million for restructuring charges and $18.2 million for merger, integration and restructuring costs charged to expense, including employee related transition costs related to the acquisitions of D&E, Lexcom and NuVox, as well as the pending acquisition of Iowa Telecom.

(H)	The Company incurred merger and integration costs of $6.2 million related to the acquisition of CTC wireline operations during the twelve months ended December 31, 2008, primarily related to system conversion costs. During the second quarter of 2008, the Company determined not to use certain software acquired in the CTC acquisition; therefore, we recognized a $5.4 million non-cash charge to abandon this asset, of which $0.8 million was related to the wireless business. Additionally in 2008, the Company incurred $8.5 million in restructuring costs primarily related to the announced workforce reduction in the fourth quarter of 2008 to control expenses in a challenging economy and to realign certain information technology, network operations and business sales functions.

(I)	Includes cash outlays of $5.0 million for merger, integration and restructuring costs charged to expense, and $11.5 million in cash outlays for CTC and Valor transaction costs charged to goodwill.

(J)	During 2007, the Company incurred total merger and integration costs of $5.6 million to complete the acquisition of CTC, and incurred $3.7 million in transaction costs to complete the split off of its directory publishing business. Additionally in 2007, the Company incurred $4.6 million in restructuring costs from a workforce reduction plan and the announced realignment of its business operations and customer service functions intended to improve overall support to its customers.

(K)	CTC transaction charges included in goodwill in the amount of $25.3 million consisted primarily of capitalized transaction and employee-related costs.

(L)	Includes cash outlays of $32.4 million for merger, integration and restructuring costs charged to expense, and $21.0 million in cash outlays for CTC and Valor transaction costs charged to goodwill.

See Note 10, “Merger, Integration and Restructuring Charges”, to the consolidated financial statements on pages F-62 to F-64 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and restructuring charges recorded by the Company in 2009, 2008, and 2007.

EXHIBIT INDEX

Number and Name

3.1	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Corporation’s Registration Statement on Form S-4 filed May 23, 2006).	*

3.2	Amended and Restated Bylaws of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated February 19, 2010).	*

4.1	Indenture dated July 17, 2006 among Windstream Corporation (as successor to Alltel Holding Corp.), certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.2	First Supplemental Indenture dated as of July 17, 2006 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.3	Second Supplemental Indenture dated August 31, 2007 to the Indenture dated as of July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee (incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.4	Third Supplemental Indenture dated December 12, 2007 to the Indenture dated as of July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee (incorporated herein by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 10-K dated February 29, 2008).	*

4.5	Fourth Supplemental Indenture dated as of June 22, 2009 to the Indenture dated July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee.	(a)

4.6	Fifth Supplemental Indenture dated as of November 20, 2009 to the Indenture dated July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee.	(a)

4.7	Sixth Supplemental Indenture dated as of December 14, 2009 to the Indenture dated July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee.	(a)

4.8	Indenture dated February 27, 2007 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

4.9	First Supplemental Indenture dated as of August 31, 2007 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.10	Second Supplemental Indenture dated as of December 12, 2007 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.7 to the Corporation’s Current Report on Form 10-K dated February 29, 2008).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

4.11	Third Supplemental Indenture dated as of June 22, 2009 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee.	(a)

4.12	Fourth Supplemental Indenture dated as of November 20, 2009 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee.	(a)

4.13	Fifth Supplemental Indenture dated as of December 14, 2009 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee.	(a)

4.14	Indenture, dated February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, Valor Communications Group, Inc. and the other guarantors thereto, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Quarterly Report of Valor Communications Group, Inc. on Form 10-Q for the quarter ended March 31, 2005).	*

4.15	First Supplemental Indenture dated as of July 17, 2006 to the Indenture dated as of February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream as guarantors thereto and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.16	Second Supplemental Indenture dated August 31, 2007 to the Indenture dated as of February 14, 2005 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.17	Third Supplemental Indenture dated December 12, 2007 to the Indenture dated as of February 14, 2005 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.11 to the Corporation’s Current Report on Form 10-K dated February 29, 2008).	*

4.18	Fourth Supplemental Indenture dated as of June 22, 2009 to the Indenture dated as of February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York Mellon, as trustee.	(a)

4.19	Fifth Supplemental Indenture dated as of November 20, 2009 to the Indenture dated as of February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York Mellon, as trustee.	(a)

4.20	Sixth Supplemental Indenture dated as of December 14, 2009 to the Indenture dated as of February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York Mellon, as trustee.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

4.21	Indenture dated as of October 8, 2009 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K date October 8, 2009).	*

4.22	First Supplemental Indenture dated as of November 20, 2009 to the Indenture dated as of October 8, 2009 among Windstream Corporation, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee.	(a)

4.23	Second Supplemental Indenture dated December 14, 2009 to the Indenture dated as of October 8, 2009 among Windstream Corporation, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee.	(a)

4.24	Form of 8 1/8% Senior Note due 2013 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.25	Form of 8 5/8% Senior Note due 2016 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.26	Form of 7.0% Senior Note due 2019 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

4.27	Form of 7 3/4% Senior Note due 2015 of Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp. (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of Valor Communications Group, Inc for the quarter ended March 31, 2005).	*

4.28	Form of 7.875% Senior Note due 2017 of Windstream Corporation (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K date October 8, 2009).	*

10.1	Amended and Restated Credit Agreement dated as of October 19, 2009 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Citibank N.A. and Wachovia Bank National Association, as Co-Documentation Agents, and J.P. Morgan Securities, Inc., and Banc of America Securities, LLC, as Joint Bookrunners and Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated October 8, 2009).	*

10.2	Director Compensation Program dated February 17, 2010.	(a)

10.3	Form of Restricted Shares Agreement (Non-Employee Directors) entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

10.4	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

10.5	Amendment No. 1 to Windstream Corporation Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.6	Windstream Corporation Benefit Restoration Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.7	Windstream Corporation 2007 Deferred Compensation Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.8	Form of Indemnification Agreement entered into between Windstream Corporation and its directors and executive officers (incorporated herein by reference to Exhibit 10.13 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.9	Form of Restricted Shares Agreement (Officers: Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 6, 2009).	*

10.10	Form of Restricted Shares Agreement (Officers: Performance-Based Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated February 6, 2009).	*

10.11	Form of Restricted Shares Agreement (Officers: Performance-Based Restricted Stock-Clawback-Policy/Accrued Dividends) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report dated February 19, 2010).	*

10.12	Form of Restricted Shares Agreement (Officers: Restricted Stock-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 19, 2010).	*

10.13	Amended and Restated Employment Agreement, dated as of January 1, 2008, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.14	Amendment to Employment Agreement, dated as of December 21, 2009, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.1 to Corporation’s Current Report on Form 8-K dated December 21, 2009).	*

10.15	Form of Amended and Restated Change-In-Control Agreement, dated as of January 1, 2008, entered into between the Windstream Corporation and certain executive officers (incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.16	Form of Change-In-Control Agreement entered into between Windstream Corporation and certain executive officers on August 10, 2010 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated August 10, 2009).	*

10.17	Letter Agreement, dated as of November 7, 2006, between the Windstream Corporation and Francis X. Frantz (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated November 13, 2006).	*

10.18	Windstream 2006 Equity Incentive Plan (incorporated by reference to Annex G to the Corporation’s Proxy Statement/Prospectus-Information Statement dated May 26, 2006).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

10.19	Amendment No. 1 to Windstream 2006 Equity Incentive plan, dated January 1, 2008 (incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.20	1999 Long-Term Incentive Plan of D&E Communications, Inc. (incorporated herein by reference to Exhibit 4.1 to D&E Communication, Inc.’s Registration Statement on Form S-8) (File No. 333-79445).	*

10.21	Conestoga Enterprises 1999 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to D&E Communication, Inc.’s Registration Statement on Form S-8) (File No. 333-76488).	*

10.22	Registration Rights Agreement dated October 8, 2009 among Windstream Corporation, certain subsidiaries of Windstream, as guarantors, and J.P. Morgan Securities, Inc., as representative (incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8 K dated October 8, 2009).	*

10.23	Registration Rights Agreement dated December 30, 2009 among Windstream Corporation, certain subsidiaries of Windstream, as guarantors, and J.P. Morgan Securities, Inc., as representative (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8 K dated December 30, 2009).	*

14.1	Code of Ethics (Working with Integrity) of Windstream Corporation (incorporated herein by reference to Exhibit 14.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).	*

21	Listing of Subsidiaries.	(a)

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	(a)

24	Power of Attorney.	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

WINDSTREAM CORPORATION

FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

WINDSTREAM CORPORATION

INDEX TO FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Windstream Corporation (“Windstream”, “we”, or the “Company”) is a customer-focused telecommunications company that provides phone, high-speed Internet and digital television services. The Company also offers a wide range of IP-based voice and data services and advanced phone systems and equipment to businesses and government agencies. As of December 31, 2009, the Company provided service to approximately 3.0 million access lines and 1.1 million high-speed Internet customers primarily located in rural areas in 16 states.

The sections that follow provide an overview of our results of operations and highlight key trends and uncertainties in our business to the extent practicable. Certain statements set forth below constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of this annual report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Executive Summary

Among the highlights in 2009:

•

Windstream completed the acquisitions of D&E Communications, Inc. (“D&E”) and Lexcom, Inc. (“Lexcom”) on November 10, 2009 and December 1, 2009, respectively. The Company expects to achieve significant synergies through the combination of these companies with existing Windstream operations.

•

Access lines, excluding the access lines acquired from D&E and Lexcom of 145,000 and 22,000, respectively, declined 143,000 or 4.8 percent, compared to a decline of 165,000 or 5.2 percent for the same period in 2008. (See “Business Trends”).

•

High-speed Internet customers, excluding the customers acquired from D&E and Lexcom of 45,000 and 9,000, respectively, increased 98,900 or 10.1 percent, compared to an increase of 107,400 or 12.3 percent for the same period in 2008. (See “Business Trends”).

•

Revenues and sales, excluding post acquisition D&E and Lexcom revenues of $20.1 million and $3.3 million, respectively, decreased $198.3 million, or 6 percent, for the year ended December 31, 2009 as compared to the same period in 2008. This decline was primarily due to the decline in access lines, declines in product sales associated with the disposition of the out of territory product distribution operations during the third quarter of 2009, and general declines in product sales to business customers. Partially offsetting these decreases were increases attributable to growth in high-speed Internet customers as discussed above.

•

Operating income, excluding post acquisition D&E and Lexcom operating income of $4.5 million and $1.1 million, respectively, decreased $181.1 million, or 16.0 percent, during 2009 as compared to 2008. The decline in operating income during 2009 is attributable to the impacts of pension expense, revenue declines associated with continued access line losses and the amortization of franchise rights.

•

During 2009, the Company generated cash flows from operations of $1,120.8 million, an increase of 3.7 percent compared to 2008. This increase was primarily due to expense management initiatives and lower cash taxes. Cash flows from operations were used to repurchase $121.3 million of the Company’s common stock and to pay $437.4 million in dividends in 2009.

As further discussed in strategic transactions, the acquisition of NuVox, Inc. (“NuVox”) was completed on February 8, 2010, and we expect to complete the acquisition of Iowa Telecommunications Services, Inc. (“Iowa Telecom”) in mid 2010.

Also during 2010, we expect that competition in the telecommunications industry will continue to present significant challenges. In addressing competition, the Company will continue to focus its efforts on increasing sales of next generation data products, increasing high-speed Internet penetration and expanding its service offerings and distribution channels.

Business Trends

The following is a discussion of trends affecting Windstream’s operations.

•

Access line losses: Wireline voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers, wireless communications providers, and providers using other emerging technologies. As of December 31, 2009, all of the Company’s access lines had wireless competition and approximately 64 percent of the Company’s access lines had fixed line voice competition, which represented an increase in fixed line competition of approximately 4 percent from December 31, 2008. After removing the impact of residential lines acquired from D&E and Lexcom of 82,000 and 15,000, respectively, residential lines decreased 87,000, or 4.5 percent during 2009, primarily due to the effects of competition. After removing the impact of business lines acquired from D&E and Lexcom of 63,000 and 7,000, respectively, business lines decreased 48,000, or 5.3 percent during 2009, primarily due to weakness in the general economic environment, competitive pressures, and the migration of services to larger circuits with enhanced functionality representing lost access lines but not a lost customer relationship. We believe weakness in the economic environment has caused some businesses to close or reduce staff, which has had a corresponding impact on the demand for business access lines. Continued weakness in the general economic environment may contribute to further acceleration of line losses.

•

Product bundles: To combat competitive pressures, the Company continues to emphasize its bundled products and services. Our residential customers can bundle local phone, high-speed Internet, long distance and video services. These bundles provide customers with one convenient location to obtain all their communications and entertainment needs, a convenient billing solution and bundle discounts. Operating trends for access lines and high-speed Internet customers were favorably impacted during the second half of the year by the Company’s latest bundle promotion, which offers a price for life guarantee and package discount on its local phone, unlimited national calling and high-speed Internet bundle. In addition, during the second quarter of 2009, we began offering bundle discounts to businesses that choose to bundle their phone, high-speed Internet and long distance services with Windstream. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. In an effort to further develop enhanced services and bundled product offerings, the Company will continue to invest in its network to offer faster speeds in its high-speed Internet offerings. As of December 31, 2009, the Company could deliver speeds of 3Mb to approximately 96 percent of its addressable lines. Additionally, speeds of 6Mb and 12Mb are available to approximately 65 percent and 34 percent of its high-speed Internet addressable lines, respectively.

•

High-speed Internet: Growth in high-speed Internet sales, together with the continued migration to higher speeds, are expected to continue to offset some of the revenue declines from the unfavorable access line trends discussed above. After removing the impact of high-speed Internet customers acquired from D&E and Lexcom of 45,000 and 9,000, respectively, the Company added approximately 98,900 high-speed Internet customers during 2009, representing an approximate increase in high-speed Internet customers of 10.1 percent. As of December 31, 2009, Windstream provided high-speed Internet service to approximately 37.4 percent of total access lines in service, and 55.1 percent of primary residential access lines in service. As of December 31, 2009, approximately 75 percent of total access lines had high-speed Internet competition, primarily from cable service providers, which is relatively unchanged from December 31, 2008. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service continues to shrink. Competitive expansions, primarily from cable facilities, into our service areas are expected to slow in 2010, but we could experience some increased competition from high-speed Internet offerings from wireless competitors.

•

Business data and special access: Wireline revenues and sales are expected to be favorably impacted by growth in next generation data services provided to business customers. During 2009, revenues from next generation services such as VPN and VLS grew 21.9 percent to approximately $45.9 million, excluding the impact of D&E and Lexcom. Likewise, due to continued trends toward increasing data traffic, we expect growth in special access revenues from the provisioning of circuits to wireless and other carriers. However, weakness in the general economic environment may have the effect of suppressing near term growth in these revenues.

•

Operational efficiencies: We continue to evaluate our operating structure to identify opportunities for increased operational efficiency and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. As a result of these efforts, the Company successfully reduced its cost of services by approximately $80.0 million in 2009, excluding the impact of D&E and Lexcom and pension expense (see “Cost of Services”). As part of this continuing effort, the Company announced a work force reduction in the third quarter of 2009. In conjunction therewith, we recognized restructuring charges of approximately $9.3 million. The Company expects to realize annual savings approximating $20.0 million from this workforce reduction.

•

Pension expenses and funding: During 2009, the fair market value of Windstream’s pension plan assets have increased 19.9 percent from approximately $654.0 million to $784.0 million. This increase is primarily due to a return on plan assets of $152.0 million, or 23.2 percent, transfers from the D&E pension plan (see Note 8) of $61.4 million and contributions of $3.3 million. Partially offsetting these increases were $51.1 million in routine benefit payments, $35.6 million of lump sum distributions and administrative expenses. The Company does not expect to make any contributions to the plan in 2010. The amount and timing of future contributions will depend on various factors including future investment performance, the finalization of funding regulations, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.

STRATEGIC TRANSACTIONS

Pending Transactions

On November 23, 2009, we entered into an agreement and plan of merger, pursuant to which we will acquire all of the issued and outstanding shares of common stock of Iowa Telecom based in Newton, Iowa. Under the terms of the Iowa Telecom merger agreement, Iowa Telecom shareholders will receive 0.804 shares of common stock of Windstream and $7.90 in cash per each share of Iowa Telecom common stock. We expect to issue approximately 26.5 million shares of Windstream common stock and pay approximately $261.0 million in cash as part of the transaction. We also expect to repay estimated net debt of approximately $598.0 million. This acquisition is expected to close in mid-2010, subject to certain conditions including receipt of necessary approvals from federal and state regulators and Iowa Telecom shareholders. As of September 30, 2009, Iowa Telecom provided services to approximately 256,000 access lines, 95,000 high-speed Internet customers and 26,000 digital TV customers in Iowa and Minnesota. The completion of this acquisition will provide the Company with increased scale and opportunities for approximately $35.0 million in operating synergies with existing Windstream operations.

Acquisitions

On February 8, 2010, we completed our previously announced acquisition of NuVox, a competitive local exchange carrier based in Greenville, South Carolina. Consistent with the Company’s focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 90,000 business customer locations in 16 contiguous Southwestern and Midwest states and provides opportunities for approximately $30.0 million in operating synergies with contiguous Windstream markets. NuVox’s services include voice over internet protocol, local and long-distance voice, broadband internet access, email, voicemail, web hosting, secure electronic data storage and backup, internet security and virtual private networks. Many of these services are delivered over a secure, privately-managed IP network, using a multiprotocol label switch backbone and distributed IP voice switching architecture.

In accordance with the NuVox merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of NuVox for $199.0 million in cash, net of cash acquired, and issued approximately 18.7 million shares of Windstream common stock valued at $187.0 million on the date of issuance. Windstream also repaid outstanding indebtedness and related liabilities on existing swap agreements of NuVox approximating $281.0 million.

On November 10, 2009, we completed our previously announced merger with D&E, which as of the date of acquisition served approximately 110,000 incumbent local exchange carrier access lines, 35,000 competitive local exchange carrier access lines, 45,000 high-speed Internet customers and 9,000 cable television customers. This acquisition increased Windstream’s presence in Pennsylvania and provides the opportunity for approximately $25.0 million in operating synergies with contiguous Windstream markets. Pursuant to the merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of D&E, and D&E merged with and into a wholly-owned subsidiary of Windstream.

In accordance with the D&E Merger Agreement, D&E shareholders received 0.650 shares of Windstream common stock and $5.00 in cash per each share of D&E Common Stock. Windstream issued approximately 9.4 million shares of its common stock valued at approximately $94.6 million, based on Windstream’s closing stock price of $10.06 on November 9, 2009, and paid $56.6 million, net of cash acquired, as part of the transaction. Subsequently, Windstream repaid outstanding debt of D&E totaling $182.4 million.

On December 1, 2009, we completed our previously announced acquisition of Lexcom, which as of the date of acquisition served approximately 22,000 access lines, 9,000 high-speed Internet customers and 12,000 cable television customers in North Carolina. This acquisition increased Windstream’s presence in North Carolina and provides the opportunity for approximately $5.0 million in operating synergies with contiguous Windstream markets. In accordance with the Lexcom merger agreement, Windstream acquired all of the issued and outstanding shares of Lexcom for approximately $138.7 million in cash, net of cash acquired.

On August 31, 2007, Windstream completed the acquisition of CT Communications, Inc. (“CTC”) in a transaction valued at $584.3 million. Under the terms of the agreement, the shareholders of CTC received $31.50 in cash for each of their shares with a total cash payout of $652.2 million. The transaction value also includes a payment of $37.5 million made by Windstream to satisfy CTC’s debt obligations, offset by $105.4 million in cash and short-term investments held by CTC. Including $25.3 million in severance and other transaction-related expenses, the total cost of the acquisition was $609.6 million. Windstream financed the transaction using the cash acquired from CTC, $250.0 million in borrowings available under its revolving line of credit, and additional cash on hand. The premium paid by Windstream in this transaction is attributable to the strategic importance of the CTC acquisition. The acquisition of CTC significantly increased Windstream’s operating presence in North Carolina through the addition of approximately 132,000 access lines and 31,000 high-speed Internet customers and provided the opportunity to generate significant operating efficiencies with contiguous Windstream markets.

Dispositions

On August 21, 2009, Windstream completed the sale of its out of territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. The out of territory product distribution operations primarily consisted of product inventory with a carrying value of $4.9 million and customer relationships outside of Windstream’s telecommunications operating territories. These operations were not central to the Company’s strategic goals in its core communications business. Product revenues from these operations totaled $38.5 million and $76.2 million during 2009 and 2008, respectively, with related cost of products sold of $34.3 million and $68.3 million for the same periods in 2009 and 2008, respectively. In conjunction with this transaction, Windstream recognized a gain of $0.4 million in other income, net in its consolidated statements of income in 2009.

On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million. The completion of this transaction resulted in the divestiture of approximately 52,000 wireless customers, spectrum licenses and cell sites covering a four-county area of North Carolina with a population of approximately 450,000 and six retail locations. The operating results of the wireless business have been separately presented as discontinued operations in the accompanying consolidated statements of income (see Note 3).

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

ORGANIZATION AND RESULTS OF OPERATIONS

The Company is organized based on the products and services that it offers. Under this organizational structure, its operations consisted of its wireline and directory publishing operations. The Company’s wireline segment offers, on a retail basis, its IP-based voice and data services and advanced phone systems for businesses and government agencies, high-speed Internet, phone, long distance, network access and video services and related product offerings.

The Company has historically reported a product distribution segment, but in the first quarter of 2009 the Company reorganized its operations to integrate the sales and administrative functions of the product distribution segment into its wireline operations. As a result of this change, the chief operating decision maker no longer reviews the financial statements of the product distribution operations on a stand alone basis, and the Company operates its wireline and product distribution operations as a single reporting segment (“the wireline segment”). As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

(Millions)	2009	2008	2007
Segment revenues and sales:
Wireline	$2,996.6	$3,171.5	$3,179.6
Directory Publishing	-	-	123.0

Total business segment revenues and sales	2,996.6	3,171.5	3,302.6
Less affiliated eliminations	-	-	(56.7)

Consolidated revenue and sales	2,996.6	3,171.5	3,245.9
Segment income:
Wireline	979.2	1,138.6	1,152.8
Directory Publishing	-	-	5.3

Total business segment income	979.2	1,138.6	1,158.1
Merger and integration costs	(22.3)	(6.2)	(8.2)

Consolidated operating income	956.9	1,132.4	1,149.9
Other income, net	(1.1)	2.1	11.1
Gain on sale of directory publishing business and other assets	-	-	451.3
Interest expense	(410.2)	(416.4)	(444.4)

Income from continuing operations before income taxes	545.6	718.1	1,167.9
Income taxes	211.1	283.2	251.5

Income from continuing operations	334.5	434.9	916.4
Discontinued operations, net of tax	-	(22.2)	0.7

Net income	$334.5	$412.7	$917.1

Consolidated revenues and sales decreased $174.9 million, or 5.5 percent in 2009 and decreased $74.4 million, or 2.3 percent in 2008. The decrease in 2009 is primarily due to continued access line losses and the associated impact on revenues. The decrease in 2008 is primarily due to the sale of the Company’s directory publishing business in the fourth quarter of 2007, as discussed above, and declines associated with continued access line losses, partially offset by increases in high-speed Internet customers and the acquisition of CTC.

See below a detailed discussion and analysis of segment revenues and sales in our discussion of segment operating results.

The following discussion and analysis details results for each of Windstream’s operating segments

Wireline Segment

The following table reflects the Company’s wireline operating results as of December 31:

Wireline Operations (a,b)
(Millions, access lines and customers in thousands)	2009	2008	2007
Revenues and sales:
Voice service	$ 1,116.2	$ 1,195.1	$ 1,246.8
Data and special access	825.9	768.2	682.6
Switched access and USF	534.1	599.7	613.7
Long distance	258.7	266.6	242.2
Miscellaneous	137.9	159.3	214.0
Product sales	123.8	182.6	180.3

Total revenues and sales	2,996.6	3,171.5	3,179.6

Costs and expenses:
Cost of services	1,006.8	1,005.4	1,007.7
Cost of products sold	107.5	169.8	153.8
Selling, general, administrative and other	356.0	356.5	354.7
Depreciation and amortization	537.8	492.7	506.0
Restructuring charges	9.3	8.5	4.6

Total costs and expenses	2,017.4	2,032.9	2,026.8

Segment income	$ 979.2	$ 1,138.6	$ 1,152.8
Access lines in service (c)
Residential (c)	1,959.4	1,951.3	2,089.4
Business (c)	938.4	919.5	937.3
Wholesale (d)	16.6	20.0	30.8
Special circuits	116.1	116.0	113.8

Total access lines in service	3,030.5	3,006.8	3,171.3

Average access lines in service	2,945.6	3,093.2	3,158.0
Average service revenue per customer per month (e)	$81.27	$80.52	$77.96
High-speed Internet customers	1,132.1	978.8	871.4
Digital television customers (c)	369.4	297.0	227.4

(a)	Results from wireline operations include results from the former CTC operations following their acquisition on August 31, 2007, results from the former D&E operations following their acquisition on November 10, 2009 and results from the former Lexcom operations following their acquisition on December 1, 2009. In the discussion and analysis provided below regarding changes in wireline revenues and expenses in 2009 and 2008, the impact of the acquisitions on these changes is considered to be the revenues and expenses recognized during the period of each year for which results from the acquired operations are not included in the comparative period of the prior year.

(b)	Certain prior year revenues and expenses were reclassified to reflect the current presentation and these changes had no impact on segment income.

(c)	As part of the integration of D&E and Lexcom, the Company reviewed and updated its methodology for counting and reporting certain key customer metrics. As a result, the Company began reporting digital television customers as a key metric, which combines the Company’s total digital satellite television customer counts with its cable television customer counts. Commensurate with this change, cable television customers were removed from the Company’s access line counts where they have been historically reported. These changes have been retrospectively applied to all periods presented.

(d)	Wholesale units include unbundled network elements and pay stations.

(e)	Average service revenue per customer per month is calculated by dividing service revenues by average access lines in service for the period.

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

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to D&E acquisition	$6.7		$-
Due to Lexcom acquisition	0.7		-
Due to CTC acquisition	-		40.6
Due to decreases in ala carte calling features (a)	(21.2)		(20.3)
Due to decreases in local number portability surcharge (b)	-		(6.0)
Due to access line losses and other (c)	(65.1)		(66.0)
Total voice service	$(78.9)	(7)%	$(51.7)	(4)%

(a)	Decreases in ala carte features, which includes caller identification, call waiting, call forwarding, voice mail and other similar services, were attributable to the decline in access lines, customers electing to discontinue these enhanced services and the impact of discounts on these services when included in product bundles.

(b)	Decreases in voice service revenues during 2008 were due, in part, to the expiration in 2007 of a five-year period during which the Company was allowed to bill customers a surcharge to recover costs associated with local number portability.

(c)	Decreases in access line losses and other during both years are attributable to declines in access lines, as previously discussed, and the migration of certain customers to Windstream’s Greenstreak voice service. Greenstreak is a metered voice service, which is priced at a discount as compared to traditional voice services.

Data and Special Access Revenues

Data and special access revenues primarily consist of retail high-speed Internet services, the provision of virtual private network, virtual LAN and other next generation data services to business customers, and the provision of special access services to wholesale customers. The following table reflects the primary drivers of year-over-year changes in data and special access revenues:

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to D&E acquisition	$6.0		$-
Due to Lexcom acquisition	0.7		-
Due to CTC acquisition	-		22.8
Due to increases in high-speed Internet customers	41.6		46.7
Due to increases in next generation data services (a)	8.3		6.1
Due to increases in special access revenues (b)	6.5		19.9
Due to decreases in mature data services (c)	(4.9)		(4.0)
Other	(0.5)		(5.9)
Total data and special access	$57.7	8%	$85.6	13%

(a)	Increases in next generation data services were attributable to customer demand for these services and geographic expansion.

(b)	Increases in special access revenues, which primarily represent monthly flat-rate charges for dedicated circuits and virtual networking services, were primarily attributable to demand from wireless and other carriers.

(c)	Decreases in mature data services, which primarily include private line and integrated services digital network, or ISDN, were primarily attributable to customer migration to next generation data services.

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

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to D&E acquisition	$3.8		$-
Due to Lexcom acquisition	1.0		-
Due to CTC acquisition	-		16.1
Due to decreases in switched access revenues (a)	(44.4)		(19.8)
Due to settlement of inter-carrier traffic dispute in 2007 (b)	-		(13.3)
Due to changes in state USF support (c)	(11.6)		13.1
Due to decreases in federal USF support (d)	(7.8)		(2.5)
Due to decreases in federal USF surcharge revenue (e)	(6.6)		(7.6)
Total switched access and USF	$(65.6)	(11)%	$(14.0)	(2)%

(a)	Decreases in switched access revenues are predominately due to the decline in minutes of use, which can be attributed to a decline in access lines and reduced long distance usage. In addition, reductions in switched access rates implemented July 1, 2008 and July 1, 2009, discussed further below, contributed $4.9 million and $2.6 million to the year-over-year decline in these revenues during 2009 and 2008, respectively.

(b)	Decreases in switched access revenues in 2008 were attributable to a favorable settlement in 2007 of an inter-carrier traffic dispute with another carrier.

(c)	Decreases in state USF revenues in 2009 were attributable to declines in access lines and eligible recoverable costs. Future declines in access lines will result in proportionate declines in state USF support. The increase in USF support in 2008 is primarily due to unfavorable state USF assessment made against the Company in 2007.

(d)	Decreases in federal USF support were due to the conversion to price-cap regulation as further discussed below.

(e)	Decreases in federal USF surcharge revenue were primarily due to the elimination of contribution requirements for high-speed Internet services effective with the conversion to price-cap regulations on July 1, 2008.

The conversion to price-cap regulation on July 1, 2008 resulted in the transition of support received under the interstate common line support (“ICLS”) program to a fixed monthly dollar amount of support per access line. Historically, that support was based largely on recoverable costs and network investments. As a result of this change, future receipts from the program are expected to decline in proportion to future access line losses.

Also as a result of converting to price-cap regulation, the Company initiated a phased reduction of interstate access rates to achieve an ultimate rate of $0.0065 per minute by 2012. On July 1, 2009, the Company implemented another phase of rate reductions, bringing its current composite interstate access rate to approximately $0.0090. As a result of this change, access revenues are expected to decline by approximately $3.5 million over the next twelve months, with smaller reductions required in subsequent years.

Long Distance Revenues

Long distance revenues are generated from switched interstate and intrastate long distance, long distance calling cards, international calls and operator services. The following table reflects the primary drivers of year-over-year changes in long distance revenues:

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to D&E acquisition	$1.7		$-
Due to Lexcom acquisition	0.1		-
Due to CTC acquisition	-		6.8
Due to decreases in one plus calling (a)	(21.4)		(17.4)
Due to increase in customer billing rates, implemented fourth quarter of 2007	-		10.4
Due to increases in packaged plans (b)	19.2		33.7
Other (c)	(7.5)		(9.1)
Total long distance	$(7.9)	(3)%	$24.4	10%

(a)	Decreases in one plus calling were primarily due to the decline in access lines and declines in usage-based long distance billings as customers have migrated to packaged plans.

(b)	Increases in packaged plans resulted from migrations to plans that offer a defined number of minutes or unlimited toll calling for a fixed monthly fee instead of usage-based one plus calling. As of December 31, 2009, 54 percent of our long distance customers subscribed to packaged plan options, which represents an increase in packaged plans of approximately 9 percent from December 31, 2008.

(c)	Decreases in other long distance revenues were primarily due to the decline in access lines.

Miscellaneous Revenues

Miscellaneous revenues primarily consist of charges for service fees, rentals and billing and collections services. Also included in miscellaneous revenues are retail billings for cable television service and commissions earned from activations of digital satellite television service. The following table reflects the primary drivers of year-over-year changes in miscellaneous revenues:

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to D&E acquisition	$1.8		$-
Due to Lexcom acquisition	0.8		-
Due to CTC acquisition	-		7.1
Due to decreases in network management services performed for Alltel (a)	(12.5)		(3.4)
Due to decrease in publishing right revenues (b)	-		(45.0)
Due to increases in digital satellite television revenues	1.4		2.8
Due to decreases in service fees and other (c)	(12.9)		(16.2)
Total miscellaneous	$(21.4)	(13)%	$(54.7)	(26)%

(a)	Decreases in network management services performed for Alltel were due to Alltel’s transition of these services to their own network. We billed Alltel approximately $2.1 million and $14.7 million for these services during 2009 and 2008, respectively.

(b)	Decreases in publishing right revenues in 2008 are due to the split-off of the Company’s directory publishing business completed on November 30, 2007 as previously discussed.

(c)	Decreases in service fees were attributable to the reduction in access lines.

Product Sales

Product sales represent equipment sales to customers, including high-speed Internet modems and customer premise equipment, as well as sales of computers to residential high-speed Internet customers. The following table reflects the primary drivers of year-over-year changes in product sales revenues:

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to D&E acquisition	$0.1		$-
Due to CTC acquisition	-		2.1
Due to decreases associated with disposal of the out of territory product distribution operations	(37.7)		-
Due to decreases in business product sales (a)	(24.8)		(5.8)
Due to increases in residential product sales (b)	3.6		6.0
Total product sales	$(58.8)	(32)%	$2.3	1%

(a)	Decreases in business product sales during both periods were primarily due to lower demand for these products, which we believe was attributable to the postponement of purchasing decisions by some businesses as a result of weakness in the overall economic environment.

(b)	Increases in residential product sales during both periods were primarily attributable to sales of equipment that accompany Windstream’s broadband service offerings.

Average Service Revenue per Customer

Average service revenue per customer per month increased 1 percent and 3 percent in 2009 and 2008, respectively, primarily due to high-speed Internet customer growth and pricing increases on long distance services, as discussed above. Future growth in average service revenue per customer per month will depend on the Company’s success in sustaining growth in sales of high-speed Internet and other enhanced services to new and existing customers.

Cost of Services

Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense, bad debt expense and business taxes. The following table reflects the primary drivers of year-over-year changes in cost of services:

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to D&E acquisition	$7.3		$-
Due to Lexcom acquisition	1.1		-
Due to CTC acquisition	-		28.6
Due to changes in pension expense (a)	74.0		(11.8)
Due to increases in bad debt expense (b)	5.9		9.9
Due to decreases in business taxes (c)	(5.7)		(14.7)
Due to decreases in USF expense (d)	(6.6)		(7.6)
Due to decreases in other employee benefits (e)	(15.9)		(6.6)
Due to decreases in network operations expense (f)	(28.4)		(9.8)
Due to changes in interconnection expense (g)	(32.0)		10.6
Other	1.7		(0.9)
Total cost of services	$1.4	0%	$(2.3)	0%

(a)	The increase in pension expense during 2009 is attributable to the amortization of losses sustained on pension plan assets during the 2008 plan year.

(b)	Increases in bad debt expense in both periods were primarily due to non-pay disconnects and other account write-offs.

(c)	Decreases in business taxes for both periods were attributable to a lower assessment for property and sales and use taxes.

(d)	Decreases in federal USF contributions were primarily due to the eliminations of contributions required for high-speed Internet services effective with the conversion to price-cap regulation on July 1, 2008, as previously discussed.

(e)	The decrease in other employee benefits was primarily due to the reduction in postretirement benefits announced in the third quarter of 2008, with additional reductions attributable to the impact of the workforce reduction announced in the fourth quarter of 2008, as well as changes in other benefit programs.

(f)	Decreases in network operations during 2009 were primarily attributable to the workforce reductions announced in the fourth quarter of 2008 and third quarter 2009, and reductions in fuel costs. Decreases in 2008 were primarily due to lower contract labor costs.

(g)	Changes in interconnection expenses, or costs incurred by the Company to access the public switched network and to transport traffic to the Internet, in 2009 were due to the favorable impact of network efficiency projects, the impact of access line losses and rate reductions. Partially offsetting these decreases were increases associated with purchases of higher capacity circuits to service the growth in high-speed Internet customers. Increases in 2008 were primarily attributable to increases in Internet customers and increases in the volume of long distance traffic resulting from the increases in customers on packaged and unlimited usage rate plans, as previously discussed.

Cost of Products Sold

Cost of products sold represent the cost of equipment sales to customers, including sales of high-speed Internet modems and customer premise equipment, as well as sales of computers to residential high-speed Internet customers. The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to D&E acquisition	$0.2		$-
Due to CTC acquisition	-		2.9
Due to decreases associated with disposal of the out of territory product distribution operations	(34.0)		-
Due to changes in residential cost of products sold (a)	(5.5)		10.3
Due to changes in business cost of products sold and other (b)	(23.0)		2.8
Total cost of products sold	$(62.3)	(37)%	$16.0	10%

(a)	Changes in residential cost of products sold were primarily due to the mix of products sold.

(b)	Changes in business costs of product sold were consistent with the declines in business product sales in 2009.

Selling, General, Administrative and Other Expenses (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, information technology support systems, costs associated with corporate and other support functions and professional fees. These expenses also include salaries and wages and employee benefits not directly associated with the provision of services. The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to D&E acquisition	$2.9		$-
Due to Lexcom acquisition	0.4		-
Due to CTC acquisition	-		13.9
Due to changes in pension expense (a)	18.3		(3.0)
Due to impairment loss on acquired assets held for sale (b)	(6.5)		6.5
Due to decreases in other employee benefits expense (c)	(4.5)		(5.9)
Due to decreases in advertising and distribution expense	(1.6)		(5.3)
Due to decreases in general and administrative expense and other (d)	(9.5)		(4.4)
Total selling, general, administrative and other expenses	$(0.5)	0%	$1.8	1%

(a)	The increase in pension expense during 2009 is attributable to the amortization of losses sustained on pension plan assets during the 2008 plan year.

(b)	During 2008, Windstream recognized a $6.5 million non-cash impairment charge to adjust the carrying value of the Company’s Wireless Communications Services and 39 GHz fixed wireless spectrum license to their estimated fair value. The fair market value of these assets was been reduced to a nominal amount due to the impairment, which resulted from general market conditions as well as limited interest on this bandwidth of spectrum.

(c)	Decreases in employee benefits expense during 2009 were primarily attributable to a reduction in postretirement benefits announced in the third quarter of 2008, with additional reductions attributable to the impact of the workforce reduction announced in the fourth quarter of 2008 and changes in other benefit programs.

(d)	Decreases in general and administrative fees during 2009 and 2008 were attributable to declines in regulatory fees that are based on access lines, improved insurance claims experience and the Company’s continued efforts to contain costs.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Twelve months ended December 31, 2009		Twelve months ended December 31, 2008
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to D&E acquisition	$5.1		$-
Due to Lexcom acquisition	0.7		-
Due to CTC acquisition	-		22.4
Due to increase in amortization of franchise rights (a)	31.8		-
Due to decrease in depreciation rates (b)	-		(38.9)
Other	7.5		3.2
Total depreciation and amortization expense	$45.1	9%	$(13.3)	(3)%

(a)	Effective January 1, 2009, the Company began amortizing its franchise rights on a straight-line basis over an estimated useful life of 30 years. Previously, the Company had assigned an indefinite useful life to these assets but the effects of increasing competition resulted in a prospective change in their estimated useful life (see Note 2).

(b)	Depreciation expense decreased in 2008 primarily due to the completion of studies of the Company’s depreciable lives during 2007. Depreciable lives were revised to reflect the estimated remaining useful lives of wireline plant based on the Company’s expected future network utilization and capital expenditure levels required to provide service to its customers (see Note 2).

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

During the year ended December 31, 2009, Windstream recognized $9.3 million in severance and employee benefit costs primarily related to the workforce reduction initiated during the third quarter of 2009 to better align the Company’s focus on high-speed Internet and enterprise opportunities. The Company expects to realize annual savings of approximately $20.0 million as a result of this initiative. During the first quarter of 2009, the Company recorded a $0.1 million reduction in liabilities to reflect differences between estimated and actual costs paid associated with a work force reduction initiated during the fourth quarter of 2008. During the second quarter of 2009, the Company incurred $0.1 million in severance and employee benefit costs associated with the closure of an out of territory sales and product distribution facility.

During the year ended December 31, 2008, the Company incurred $8.5 million in severance and employee benefit costs primarily related to the announced workforce reduction in the fourth quarter of 2008 to control expenses in a challenging economy and the realignment of certain information technology, network operations and business sales functions.

Merger and Integration Costs

Merger and integration costs are unpredictable by nature, and include costs incurred related to strategic transactions such as transaction costs, rebranding costs, system conversion costs and employee related transaction costs (see Note 10). Set forth below is a summary of merger and integration costs for the years ended December 31:

(Millions)	2009	2008	2007
Wireline Segment
Merger and integration costs
Transaction costs associated with acquisitions	$11.4	$0.1	$0.7
Employee related transaction costs	8.6	-	-
Computer system and conversion costs	1.6	6.1	2.5
Signage and other rebranding costs	0.7	-	1.3

Total wireline merger and integration costs	$22.3	$6.2	$4.5

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

On February 17, 2009, the American Recovery and Reinvestment Bill of 2009 was signed into law that includes various financial incentives to qualifying entities for the expansion of broadband services in both unserved and underserved communities throughout the nation. The legislation allocates approximately $7.0 billion for the expansion of both wired and wireless broadband services. The Company elected not to participate in the application process for the first round of stimulus funding, which was released during 2009. After a careful review of the program rules, the Company determined that the rules applicable to the first round of funding did not allow for a sound and sustainable business case. The Company is currently reviewing the rules applicable to the second round of funding and evaluating whether it should participate in the application process.

As part of the American Recovery and Reinvestment Act (“ARRA”), Congress directed the FCC to report to Congress by mid-February with a National Broadband Plan. In conjunction with this report, it is expected that the FCC will consider a myriad of issues related to high-speed Internet access deployment and adoption and, among other things, may consider universal service and intercarrier compensation reform. On December 7, 2009, Windstream, CenturyTel, Inc, Frontier Communications Corporation, Consolidated Communications Holding, Inc and Iowa Telecom filed a plan with the FCC to reform the intercarrier compensation and universal service mechanisms and further deploy broadband in unserved areas. If adopted, the proposal would stabilize intercarrier compensation and universal support and provide additional funds to Windstream to assist with the deployment of broadband services to rural areas.

Price-Cap Petition Granted by FCC

Effective July 1, 2008, the Company converted the majority of its remaining interstate rate-of-return regulated operations to price-cap regulation. Price-cap regulation better aligns the Company’s continued efforts to improve its cost structure, because rates for interstate wholesale services are not required to be periodically adjusted based on the Company’s cost structure, and under price-cap regulation, high-speed Internet services can be deregulated. As previously discussed, high-speed Internet services were deregulated effective July 1, 2008. Prior to the conversion, with the exception of our Nebraska and New Mexico operations, and a portion of our Kentucky, Oklahoma and Texas operations, our interstate ILEC operations were subject to rate-of-return regulation by the FCC.

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

The FCC has received other proposals to reform inter-carrier compensation mechanisms. If the Commission acts, the outcome is likely to change the way the Company receives compensation from, and remits compensation to, other carriers and its end-user customers, as well as the federal universal service fund. Until these proceedings conclude and any changes to the existing rules are established, the Company cannot estimate the impact of any changes on its ILEC revenues or expenses or when such changes would occur.

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

State Universal Service

We recognize revenue from state universal service funds in a limited number of states in which we operate. In 2009, Windstream recognized $131.1 million in state universal service revenue. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. For the year ended December 31, 2009, Windstream received approximately $97.8 million from the Texas USF. There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2009, Windstream received $85.5 million from the large company program and $12.3 million from the small company program. The purpose of the Texas USF is to assist telecommunications providers in providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All customers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge by their customers.

The Pennsylvania PUC is currently conducting a review of its universal service fund. The review is focused on various aspects of the fund as they pertain to the basic rates of eligible USF recipient companies and the impact of their alternative regulation plans. The Company receives $13.3 million annually from the fund. The Company cannot estimate at this time the financial impact, if any, that may result from changes to the Pennsylvania universal service fund.

In June 2006, the D&E subsidiaries made a filing to increase their local rates in accordance with their alternative regulation plans. Under the plans, local rates would have exceeded a prescribed local rate cap of $18.00. The D&E subsidiaries sought to recover the revenues that exceeded the rate cap by increasing intrastate switched access rates. On July 11, 2007, the Pennsylvania PUC allowed the local rate increases to go into effect, but denied the proposed increases in switched access rates. The D&E subsidiaries filed a petition for reconsideration, asking in the alternative, to be permitted to recover revenues in excess of the local rate cap from the Pennsylvania universal service fund. On November 29, 2007, the Pennsylvania PUC approved the local rate increases and allowed the D&E subsidiaries to exceed the rate cap, but denied the request for increases in state universal service support. On May 9, 2008, the D&E subsidiaries filed an appeal in the Commonwealth Court seeking to reverse the above decisions. On December 15, 2009, the Commonwealth Court issued an order affirming the Pennsylvania PUC’s decision. The Court’s decision will not have a material impact on the Company’s operations.

Inter-carrier Compensation

On October 5, 2007, Verizon filed a complaint with the Ohio PUC alleging that the Company’s intrastate access rates are excessive and should be reduced to the same levels charged by the largest ILECs in Ohio, or in the alternative, to the Company’s interstate access rate levels. If the Ohio PUC were to grant Verizon’s request and require the Company to implement the large ILEC rate structure, the Company would incur a reduction in annual revenues of up to $7.6 million. This estimate assumes the Company would be allowed to implement retail rate increases simultaneously with the access rate reductions similar to the plan adopted by the PUC for the larger Ohio ILEC access rate reductions. The Ohio PUC has not acted upon requests by other parties for the Company and other similar sized ILECs in Ohio to reduce their intrastate access rates.

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

On March 19, 2009, AT&T filed a complaint with the Pennsylvania PUC alleging that the Company’s intrastate access rates are not just and reasonable and should be reduced to the Company’s interstate access rate levels.

On November 23, 2009, Sprint requested that the North Carolina Utilities Commission reduce the Company’s access rates to a cost-basis or, in the alternative, to the Company’s interstate access rate levels.

The Company will request that the Pennsylvania PUC and the North Carolina Utilities Commission deny AT&T’s and Sprint’s requested relief based in part on the fact that the Company’s intrastate access rates are just and reasonable and on the current efforts to reform inter-carrier compensation comprehensively at the federal level, as previously explained.

At this time, the Company cannot estimate the financial impact of any PSC decision due to the various options the PSC could consider if it ruled in Complainant’s favor that would affect the financial impact of the rate reductions, if any.

Directory Publishing Segment

The following table reflects the Company’s directory publishing segment results as of December 31:

(Millions)	2009	2008	2007
Revenues and sales:
Directory publishing	$-	$-	$123.0

Total revenues and sales	-	-	123.0

Costs and expenses:
Cost of products sold	-	-	90.2
Selling, general, administrative and other	-	-	27.5

Total costs and expenses	-	-	117.7

Segment income	$-	$-	$5.3

In the fourth quarter of 2007, the Company completed the split off of its directory publishing business, as previously discussed. Results in 2007 were derived from the publication of directories for affiliated and non-affiliated local exchange carriers.

Merger and integration costs related to the directory publishing were $3.7 million for 2007 and were the result of transaction costs associated with the split off of the directory publishing business. These costs are not included in the determination of segment income.

The following discussion and analysis details Windstream’s consolidated merger and integration and restructuring costs.

Merger, Integration and Restructuring Costs

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

Set forth below is a summary of merger and integration and restructuring costs recorded for the years ended December 31:

(Millions)	2009	2008	2007
Wireline merger and integration costs, as previously discussed	$22.3	$6.2	$4.5
Directory Publishing merger and integration costs, as previously discussed	-	-	3.7
Total restructuring charges	9.3	8.5	4.6

Total merger, integration and restructuring costs	$31.6	$14.7	$12.8

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

The following table is a summary of liability activity related to both merger and integration costs and restructuring charges as of December 31:

(Millions)	2009	2008	2007
Accrued merger, integration and restructuring charges at beginning of period	$8.3	$14.7	$28.9
Total merger and integration costs, net of non-cash charges	22.3	1.6	8.2
Total restructuring charges	9.3	8.5	4.6
CTC merger and integration costs included in goodwill	-	-	25.3
Merger, integration and restructuring charges paid	(33.3)	(16.5)	(52.3)

Accrued merger, integration and restructuring charges at end of period	$6.6	$8.3	$14.7

As of December 31, 2009, the remaining liability of $6.6 million for accrued merger, integration and restructuring charges consisted of $0.4 million of Valor lease termination costs and $6.2 million of accrued severance costs primarily associated with the integration of D&E and Lexcom. Valor lease payments will be made over the remaining term of the lease. The severance and related employee costs will be paid in 2010. Each of these payments will be funded through operating cash flows.

Merger, integration and restructuring costs decreased net income $19.4 million, $9.0 million and $8.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, giving consideration to tax benefits on deductible items. See Note 10 for additional information regarding these charges.

The following discussion and analysis details results for Windstream’s consolidated operating income and all other consolidated results presented below operating income.

Operating income decreased $175.5 million, or 15.5 percent, in 2009 and $17.5 million, or 1.5 percent, in 2008. The declines in 2009 were primarily due to the unfavorable impact of pension and amortization expense. In addition, operating income during both years was unfavorably impacted by revenue declines associated with continued access line losses. These declines were offset by the favorable impacts of high-speed Internet customer growth and expense management initiatives.

Other Income, Net

Set forth below is a summary of other income, net for the years ended December 31:

(Millions)	2009	2008	2007
Interest income on cash and short-term investments	$1.4	$2.7	$12.3
Sale of investments	-	7.7	-
Mark-to-market of interest rate swap agreement	3.0	(5.8)	(3.1)
Interest expense on undesignated swaps	(4.7)	(2.3)	-
Other expense, net	(0.8)	(0.2)	1.9

Other income, net	$(1.1)	$2.1	$11.1

Other income, net decreased $3.2 million in 2009 and decreased $9.0 million in 2008.

The decline in 2009 was primarily due to the recognition of a $7.7 million gain from the sale of Company investments in 2008 and $2.4 million additional interest expense on undesignated swaps, partially offset by the change in fair value of the undesignated portion of an interest rate swap agreement as discussed further in Note 2. Pursuant to the authoritative guidance on accounting for derivative financial instruments and hedging activities, as amended, changes in the market value of the undesignated portion of this interest rate swap are included in net income. The market value calculation of this interest rate swap is based on estimates of forward variable interest rates, and changes in estimated forward rates could result in significant non-cash increases or decreases in other income, net in future periods.

Gain on Sale of Publishing Business

On November 30, 2007 Windstream completed the split off of its directory publishing business in a tax-free transaction with entities affiliated with WCAS. As a result of completing this transaction, Windstream recorded a gain of $451.3 million in the fourth quarter of 2007 (see Note 3).

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2009	2008	2007
Senior secured credit facility, Tranche A	$6.8	$14.6	$34.9
Senior secured credit facility, Tranche B, net of interest rate swaps	91.8	99.8	116.3
Senior secured credit facility, revolving line of credit	3.8	8.9	7.0
Senior unsecured notes	263.8	255.1	249.3
Notes issued by subsidiaries	39.2	39.8	40.4
Credit facility extension fees	6.4	-	-
Other interest expense	0.1	0.1	0.2
Less capitalized interest expense	(1.7)	(1.9)	(3.7)

Total interest expense	$410.2	$416.4	$444.4

Interest expense decreased $6.2 million, or 1 percent, in 2009 and decreased $28.0 million, or 6 percent, in 2008. The decrease in 2009 was primarily due to declines in the LIBOR (London-Interbank Offered Rate) rate impacting the Tranche A notes and the unhedged portion of Tranche B notes. The decrease in 2008 was primarily due to the November 2007 retirement of $210.5 million of Tranche A senior secured debt under its credit facility in a debt-for-debt exchange related to the sale of its publishing business, as well as the decline in the LIBOR rate impacting the Tranche A notes. In addition, the Company incurred $5.3 million in non-cash interest expense in the first quarter of 2007 on Tranche B of its senior secured credit facility due to the write-off of previously capitalized debt issuance costs. These debt issue costs were associated with $500.0 million of the Tranche B loan that was paid down pursuant to the refinancing transaction during the first quarter of 2007 (see Note 5). The weighted-average interest rate paid on the long-term debt was 7.7 percent in both 2009 and 2008.

Income Taxes

Income tax expense decreased $72.1 million, or 25 percent in 2009, and increased $31.7 million, or 13 percent, in 2008. The decrease in income tax expense in 2009 was generally consistent with the Company’s decrease in income before taxes. The increase in income tax expense in 2008 was primarily driven by adjustments to deferred income taxes for the impact of completing an internal reorganization of our legal entity structure. The Company’s effective tax rate in 2009 was 38.7 percent, compared to 39.4 percent in 2008 and 21.6 percent in 2007. The increase in the effective rate between 2007 and 2008 was primarily due to the non-taxable gain recognized in 2007 on the sale of the directory publishing segment. For 2010, the Company’s annualized effective income tax rate is expected to range between 37.5 and 38.5 percent, excluding one-time discrete items. Changes in the relative profitability of our business, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 12, “Income Taxes”, to the accompanying consolidated financial statements for further discussion of income tax expense and deferred taxes.

Discontinued Operations, Net of Tax

On November 21, 2008 Windstream completed the sale of its wireless business to AT&T Mobility II, LLC (see Note 3). In connection with this transaction, we have reported the related results as discontinued operations and recognized a pre-tax loss of $21.3 million to reduce the carrying value of the net assets sold to the transaction price less costs to sell. Wireless business income before taxes was $9.7 million and $1.2 million in 2008 and 2007, respectively. Additionally, the Company made tax payments of $14.8 million related to the excess of consideration received over tax basis in the assets sold.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During 2009, the Company generated $1,120.8 million in cash flows from operations and increased its cash position by $766.3 million to $1,062.9 million at December 31, 2009, primarily due to the proceeds of a $1,100.0 million debt offering in 2009 (see “Cash Flows – Financing Activities”). We expect that cash on hand, along with cash generated from operations over the next year, will be adequate to finance our ongoing operating requirements, capital expenditures, scheduled principle payments of long-term debt, the payment of dividends in 2010 and the NuVox acquisition. In addition, we expect these same sources, together with available capacity under our $500.0 million revolving credit facility (see Note 5), will be sufficient to finance the acquisition of Iowa Telecom.

The Company’s board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to the Company’s restricted payment capacity under its debt covenants as further discussed below. Dividends paid to shareholders were $1.00 per share during 2009, totaling $437.4 million. Windstream also paid $109.2 million to shareholders in January 2010 pursuant to a $0.25 quarterly dividend declared during the fourth quarter of 2009.

In February 2008, the Windstream Board of Directors approved a stock repurchase program for up to $400 million of the Company’s common stock continuing until December 31, 2009. During 2009, the Company repurchased 13.0 million shares totaling $121.3 million bringing total repurchases under the stock repurchase program to 29.0 million shares for approximately $321.6 million. The stock repurchase program expired on December 31, 2009.

As of December 31, 2009, the Company had approximately $783.0 million of restricted payment capacity as governed by its credit facility. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. The Company will continue to opportunistically consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

Additionally, during October of 2009, Windstream received consent from its lenders to an amendment and restatement of its $2,148.4 million senior secured credit facility (the “Amendment”). Windstream amended and restated its senior secured credit facility to, among other things, extend the maturities of the facility and amend certain covenants to afford Windstream additional flexibility, resulting in increased interest rates on the extended maturities. The extended maturities and related interest rate increases associated with the Amendment as of December 31, 2009 were as follows:

	Non-extended		Extended			Total
	Due	Amount (Millions)	Interest Rate Increase (Basis Points)	Due	Amount (Millions)	Amount (Millions)
Senior secured credit facility:
Tranche A - variable rates	July 17, 2011	$114.4	100	July 17, 2013	$168.9	$283.3
Tranche B - variable rates	July 17, 2013	$289.8	125	December 17, 2015	$1,075.3	$1,365.1
Revolving line of credit - variable rates (a)	July 17, 2011	$152.4	100	July 17, 2013	$347.6	$500.0

(a)	As of December 31, 2009, the Company had repaid the full amount outstanding under the revolving line of credit.

As of December 31, 2009, the Company had $6,295.2 million in long-term debt outstanding, including current maturities (see Note 5). This outstanding debt is principally comprised of approximately $2,148.4 million secured primarily under the Company’s senior secured credit facility and approximately $4,146.8 million in unsecured senior notes. Scheduled principal payments for debt outstanding as of December 31, 2009 for each of the twelve month periods ended December 31, 2010, 2011, 2012, 2013 and 2014 were $23.8 million, $139.4 million, $50.4 million, $1,242.6 million and $10.8 million, respectively. Scheduled principle payments remaining after 2014 approximate $4,867.4 million.

The terms of the senior secured credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios, restrict its ability to incur additional indebtedness and limit its cash payments. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, as previously described, as well as restrictions on capital expenditures. For 2010, the Company’s capital expenditure capacity, as calculated under these covenants, is approximately $662.1 million, which includes $170.1 million of unused capacity from 2009 and approximately $42.0 million in additional capacity attributable to the adjusted earnings before interest, taxes, depreciation and amortization of D&E, Lexcom and NuVox.

The financial ratios required by the Company’s senior secured credit facility and indentures include certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating the Company’s compliance with its debt covenants and were calculated as follows:

(Millions, except ratios)	December 31, 2009
Gross leverage ratio:
Total debt	$6,295.2

Operating income, last twelve months	$956.9
Depreciation and amortization, last twelve months	537.8
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	229.6

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,724.3

Leverage ratio (b) (c)	3.65

Maximum gross leverage ratio allowed	4.50

Interest coverage ratio:
Adjusted EBITDA	$1,724.3

Interest expense, last twelve months	$410.2
Adjustments required by the credit facilities and indentures (d)	103.6

Adjusted interest expense	$513.8

Interest coverage ratio (c) (e)	3.36

Minimum interest coverage ratio allowed	2.75

(a)	Adjustments required by the credit facility and indentures primarily consist of the inclusion of D&E and Lexcom preacquisition operating income before depreciation and amortization, pension and stock-based compensation expense and non-recurring merger, integration and restructuring charges.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)	These ratios are expected to be favorably impacted by the completion of the NuVox and Iowa Telecom acquisitions. During 2009, the Company incurred approximately $1,100.0 million in new debt to finance these transactions, which are expected to close in 2010. In accordance with the Company’s debt covenants, the preacquisition operating results of the acquired business will be added to adjusted EBITDA upon completion of the related acquisitions.

(d)	Adjustments required by the credit facility and indentures primarily consist of the inclusion of interest expense related to the 2017 Notes as if they were issued January 1, 2009, capitalized interest and amortization of the discount on long-term debt, net of premiums.

(e)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2009, the Company was in compliance with all such covenants and restrictions.

As of February 23, 2010, Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B+	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Stable	Stable	Negative

Factors that could affect Windstream’s short and long-term credit ratings would include, but are not limited to, a material decline in the Company’s operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If Windstream’s credit ratings were to be downgraded, the Company may incur higher interest costs on future borrowings, and the Company’s access to the public capital markets could be adversely affected. The Company’s exposure to interest risk is further discussed in the Market Risk section below. A downgrade in Windstream’s current short or long-term credit ratings would not accelerate scheduled principal payments of Windstream’s existing long-term debt, as discussed further in Note 5. Windstream’s next significant scheduled debt maturity is in 2013.

Historical Cash Flows

(Millions)	2009	2008	2007
Cash flows provided from (used in):
Operating activities	$1,120.8	$1,080.4	$1,033.7
Investing activities	(492.8)	(233.1)	(867.1)
Financing activities	138.3	(622.7)	(481.4)

Increase (decrease) in cash and cash equivalents	$766.3	$224.6	$(314.8)

Cash Flows – Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities increased by $40.4 million in 2009 as compared to 2008, and $46.7 million in 2008 as compared to 2007, primarily from the deferral of cash tax payments resulting from accelerated depreciation on qualifying asset purchases in 2009 as provided in the Economic Stimulus Act. In both periods, increases were partially offset by changes in working capital requirements, including timing differences in the billing and collections of accounts receivable, payment of trade payables and purchases of inventory. During 2009, the Company generated sufficient cash flows from operations to fund its capital expenditures, scheduled principle payments of long-term debt and payment of dividends as further discussed below.

Cash Flows – Investing Activities

Cash used in investing activities increased by $259.7 million in 2009 as compared to 2008, primarily due to net cash used to acquire D&E and Lexcom, as previously discussed. Proceeds from the 2008 sale of the wireless business and acquired assets held for sale, totaling $56.7 million and $17.8 million, respectively, also contributed to the increase (see Notes 2 and 3).

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

A reduction in capital expenditures in 2009 as compared to 2008 offset the increase in cash used in investing activities. Capital expenditures were $298.1 million, $317.5 million and $365.7 million for 2009, 2008 and 2007, respectively. Capital expenditures in each of the three years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to expand our offering of other communications services, including high-speed Internet communication services. During each of the three years, the Company funded its capital expenditures through internally generated funds.

The primary uses of cash for future capital expenditures are for property, plant and equipment necessary to support the Company’s wireline operations. Capital expenditures are forecasted to be between $360.0 million and $390.0 million for 2010, which includes the forecasted capital to support the acquired D&E, Lexcom and NuVox networks. Capital expenditures for 2010 will be primarily incurred to construct additional network facilities and to upgrade the

Company’s telecommunications network. Windstream will continue to focus capital expenditures on the expansion of its next generation network services, including Ethernet internet access, Virtual LAN services (“VLS”) and Virtual Private Network (“VPN”) services. Additionally, Windstream will continue to focus on infrastructure upgrades, including placing fiber in the network, to support our suite of enterprise and residential high-speed Internet services and expand our 6 Mb and 12 Mb high-speed Internet footprint. The forecasted spending levels in 2010 are subject to revision depending on changes in future capital requirements. The Company generated positive cash flows in 2009 sufficient to fund its day-to-day operations and to fund its capital requirements. As mentioned previously, we expect that cash on hand, along with cash generated from operations over the next year, will be adequate to finance our ongoing operating requirements and capital expenditures.

Cash Flows – Financing Activities

During 2009, Windstream issued $1,100.0 million in aggregate principle amount of 7.875 percent senior unsecured notes. Net proceeds from this offering totaled $1,083.6 million with a yield of 8.129 percent. Repayments of borrowings totaled $356.6 million and included the repayment of $182.4 million in debt assumed from D&E. Dividends paid to shareholders totaled $437.4 million in 2009, which declined by $7.8 million and $31.6 million in 2009 and 2008, respectively, due to fewer shares issued and outstanding during 2009 and 2008, respectively, as a result of the stock repurchase program and the split off of the directory publishing business. As previously discussed, in 2009 and 2008 the Company repurchased 13.0 million and 16.0 million shares, respectively, of its common stock at a cost of $121.3 million and $200.3 million, respectively. The Company also repurchased approximately 3.0 million shares of its common stock during 2007 using $40.0 million in proceeds from a special cash dividend received pursuant to the sale of its publishing business.

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

Proceeds received from borrowings in 2007, net of issuance costs, totaled $848.9 million, while repayments of borrowings were $811.0 million. During 2007, the Company issued $500.0 million in senior unsecured notes due 2019. These proceeds were used to retire $500.0 million in principal borrowings under Tranche B of the senior secured credit facility, which was refinanced through this transaction to lower the interest rate on the remainder of Tranche B and modify the pre-payment provisions. The remaining borrowings totaling $350.0 million in 2007 were from the Company’s revolving line of credit, which was used in part to fund the acquisition of CTC. The remaining repayments during 2007 included the payoff of $37.5 million of debt obligations assumed from CTC, payments to reduce amounts outstanding under the revolving line of credit of $250.0 million and scheduled principal payments on the Company’s outstanding borrowings. As a result, net amounts due under the revolving credit agreement increased $100.0 million during 2007.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2009:

	Payments due by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$23.8	$189.8	$1,253.4	$4,867.4	$6,334.4
Interest payments on long-term debt obligations (b)	427.6	838.5	755.9	861.6	2,883.6
Operating leases	31.2	33.4	5.5	1.4	71.5
Purchase obligations (c)	63.6	46.9	-	-	110.5
Other long-term liabilities and commitments (d) (e) (f)	86.9	97.7	80.5	1,690.4	1,955.5

Total contractual obligations and commitments	$633.1	$1,206.3	$2,095.3	$7,420.8	$11,355.5

(a)	Excludes $39.2 million of unamortized discounts (net of premiums) included in long-term debt at December 31, 2009.

(b)	Variable rates on tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.28 percent at December 31, 2009.

(c)	Purchase obligations include open purchase orders not yet receipted and amounts payable under noncancellable contracts. The portion attributable to noncancellable contracts primarily represents agreements for network capacity and software licensing.

(d)	Other long-term liabilities and commitments primarily consist of deferred tax liabilities, pension and other postretirement benefit obligations and interest rate swaps.

(e)	Excludes $5.2 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2009 for which the Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur.

(f)	Includes $45.8 million and $10.7 million in current portion of interest rate swaps and pension and postretirement benefit obligations, respectively that were included in current portion of interest rate swaps and other current liabilities at December 31, 2009.

Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2009, we were in compliance with all of our debt covenants. There are no provisions within any of our leasing agreements that would trigger acceleration of future lease payments. See Notes 2, 5, 6, 8, 12, 13 and 15 for additional information regarding certain of the obligations and commitments listed above.

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

Interest Rate Risk

The Company is exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates it is charged under its senior secured credit facility. Under its current policy, the Company enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of Windstream’s total debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity. Windstream does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews Windstream’s exposure to interest rate fluctuations and implements strategies to manage the exposure.

Due to the interest rate risk inherent in its variable rate senior secured credit facility, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million at July 17, 2006 to convert variable interest rate payments to fixed. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,175.0 million as of December 31, 2009. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 0.28 percent at December 31, 2009. The fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facility. As discussed in Liquidity and Capital Resources, during the fourth quarter of 2009, the Company amended certain terms of $1,075.3 million in debt outstanding under Tranche B of its senior secured credit facility, which among other things, extended the maturity date from July 17, 2013 to December 17, 2015. At this time the Company has not entered into any agreements to hedge the interest rate risk associated with the variable interest that will remain outstanding under the senior secured credit facility after July 17, 2013.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid.

Changes in the market value of this portion of the swap, which has an unamortized notional value of $96.3 million as of December 31, 2009, are recognized in net income, including a $3.0 million gain in the consolidated statement of income in 2009. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of December 31, 2009, the unhedged portion of the Company’s variable rate senior secured credit facility was $569.7 million, or approximately 9.1 percent of its total outstanding long-term debt. Windstream has estimated its interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $5.7 million. Actual results may differ from this estimate.

Equity Risk

The Company utilizes various financial institutions to invest its cash on hand in short-term securities. These financial institutions are generally a party to the existing Windstream credit facility. Windstream has maintained an average cash balance of approximately $351.2 million during the twelve months ended December 31, 2009. These monies have been invested in both taxable funds as well as tax-exempt municipal funds, and monies will often be moved between these two types of securities depending on their respective yields. These monies are all invested in AAA rated funds with same day access, and thus are highly liquid.

In addition, the Company has exposure to market risk through the Company’s pension plan investments. During 2009, Windstream’s pension plan assets increased from approximately $654.0 million to $784.0 million. This increase is primarily due to a return on plan assets of $152.0 million, or 23.2 percent, transfers from the D&E pension plan (see Note 8) of $61.4 million and contributions of $3.3 million. Partially offsetting these increases were $51.1 million in routine benefit payments, $35.6 million of lump sum distributions and administrative expenses. Primarily as a result of the increase in the market value of pension assets, pension expense is expected to decline from $91.8 million recognized in 2009, to $62.9 million in 2010. The Company does not expect to make any contributions to the plan in 2010. The amount and timing of future contributions will depend on various factors including future investment performance, the finalization of funding regulations, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.

Foreign Currency Risk

Although the Company does not operate in foreign countries, the Windstream pension plan invests in international securities. As of December 31, 2009 approximately $61.5 million or 7.8 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure.

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

Revenue Recognition – We recognize revenues and sales as services are rendered or as products are sold in accordance with authoritative guidance on revenue recognition. Wireline local access revenues are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including interconnection, long distance and custom calling feature revenues are recognized monthly as services are provided. Service revenues are primarily derived from providing access to or usage of the Company’s networks and facilities. Due to varying customer billing cycle cut-off, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers. Fees assessed to communications customers for service activation are deferred upon service activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with authoritative guidance on multiple element arrangements. Costs associated with activating such services, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period.

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

Allowance for Doubtful Accounts – In evaluating the collectability of our trade receivables, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assumptions, we record an allowance for doubtful accounts to reduce the related receivables to the amount that we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in the consolidated financial statements.

Pension and Other Postretirement Benefits – The annual costs of providing pension and other postretirement benefits are based on certain key actuarial assumptions, including the expected return on plan assets, discount rate and healthcare cost trend rate. Windstream’s pension expense for 2010, estimated to be approximately $62.9 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.0 percent and a discount rate of 5.89 percent. In developing the expected long-term rate of return assumption, Windstream considered its historical rate of return, as well as input from its investment advisors. Historical returns of the plan were 9.89 percent since 1975, including periods in which it was sponsored by Alltel. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 52.5 percent to equities, 37.5 percent to fixed income assets and 10.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 8.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 8.0 percent to 7.5 percent) would result in an increase in our pension expense of approximately $3.8 million in 2010.

The discount rate selected is based on a hypothetical yield curve and associated spot rate curve adjusted to reflect the expected cash outflows for pension benefit payments. The yield curve incorporates actual high-quality corporate bonds across the full maturity spectrum and is developed from yields on Aa-graded, non-callable/putable bonds. The discount rate determined on this basis was 5.89 percent at December 31, 2009. Lowering the discount rate by 25 basis points (from 5.89 percent to 5.64 percent) would result in an increase in our pension expense of approximately $4.6 million in 2010.

As a component of determining its annual pension cost, Windstream amortizes unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active employees, which is approximately 10 years for the pension plan during 2010.

On August 17, 2006, the Pension Protection Act of 2006 (the “2006 Act”) was signed into law by Congress. In general, the 2006 Act changed the rules governing the minimum contribution requirements for funding a qualified pension plan on an annual basis without paying excise tax penalties. Among other requirements, the 2006 Act changed the assumptions used to calculate the minimum lump-sum benefit payments, applied benefit restrictions to plans below certain funding levels, and eliminated certain sunset provisions contained in the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). EGTRRA increased the maximum amount of benefits that a qualified defined benefit pension plan could pay and increased the maximum compensation amount allowed for determining benefits for qualified pension plans. Windstream is complying with the provisions of the 2006 Act. The qualified pension plan is expected to be at least 80.0 percent funded for the 2009 plan year and therefore is not expected to be subject to benefit restrictions in 2010. The assumptions selected as of December 31, 2009 for financial reporting purposes for the qualified pension plan reflected the impact of the 2006 Act. Future contributions to the plan are dependent on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the qualified pension plan.

We calculated our annual postretirement expense for 2010 based upon a number of actuarial assumptions, including a healthcare cost trend rate of 9.0 percent and a discount rate of 5.79 percent. Consistent with the methodology used to determine the appropriate discount rate for the Company’s pension obligations, the discount rate selected for postretirement benefits is based on a hypothetical yield curve that incorporates high-quality corporate bonds with various maturities adjusted to reflect expected postretirement benefit payments. The discount rate determined on this basis was 5.79 percent at December 31, 2009. Lowering the discount rate by 25 basis points (from 5.79 percent to 5.54 percent) would result in an increase in postretirement income of approximately $0.1 million in 2010.

The healthcare cost trend rate is based on our actual medical claims experiences adjusted for future projections of medical costs. For the year ended December 31, 2010, a one percent increase in the assumed healthcare cost trend rate would increase our postretirement benefit cost by approximately $0.2 million, while a one percent decrease in the rate would reduce our allocation of postretirement benefit cost by approximately $0.2 million.

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

Goodwill and Other Indefinite-lived Intangibles – In accordance with authoritative guidance on goodwill and intangibles other than goodwill, we test our goodwill for impairment at least annually, or whenever indicators of impairment arise. This guidance requires write-downs of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. The Company assesses the impairment of its goodwill by evaluating the carrying value of its shareholders’ equity against the current fair market value of its outstanding equity, where the fair market value of the Company’s equity is equal to its current market capitalization plus a control premium estimated to be 20 percent through the review of recent market observable transactions involving wireline telecommunication companies. If the fair value is less than its carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

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

The Company performs its impairment analysis on January 1st of each year. During 2009, 2008 and 2007, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values. Reducing the January 1, 2009 calculated fair values of goodwill by 90 percent would not have resulted in an impairment of the carrying value of goodwill. Changes in the key assumptions used in the impairment analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and our future consolidated operating results.

See Notes 2 and 4 for additional information on Windstream’s goodwill and other indefinite-lived intangibles.

Derivative Instruments – Windstream accounts for its derivative instruments using authoritative guidance for disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge, and requires recognition of all derivative instruments at fair value. Accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of hedges should be recorded as a component of other comprehensive income in the current period. Changes in fair values of the derivative instruments not qualifying as hedges, or of any ineffective portion of hedges, should be recognized in earnings in the current period.

The effectiveness of the Company’s cash flow hedges is assessed each quarter using the “Change in Variable Cash Flow Method” by assessing our counterparties nonperformance risk and by matching critical terms between the swaps and the hedged items. During 2007, however, the Company repaid a portion of its hedged variable rate debt, and subsequently de-designated the portion of its swaps that had hedged this repaid principle value. As a result, the de-designated portion of its swaps were deemed ineffective.

Changes in the fair value of the designated portion of the Company’s derivative instruments are reported as a component of other comprehensive income (loss) in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the undesignated portions are recognized in other income, net. The Company settles interest payments on its swaps based on the LIBOR rate. The Company does not expect any changes in the effectiveness of its swaps due to counterparty risk or further prepayment of hedged items, but any such changes could result in a loss of critical terms matching and subsequently an increase in the ineffective portion of the swaps. An increase in the value of the ineffective portion of its swaps either through further de-designation of existing swaps or through further decreases in the LIBOR rate could have an adverse impact on the Company’s future earnings.

See Notes 2, 5 and 6 for additional information on Windstream’s derivative instruments.

Income Taxes – Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 12 and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. Included in the calculation of our annual income tax expense are the effects of changes, if any, to our income tax reserves for uncertain tax positions. We maintain income tax reserves for potential assessments from the IRS or other taxing authorities. The reserves are determined in accordance with authoritative guidance and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the income tax reserves could materially affect our future consolidated operating results in the period of change. In addition, a valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized.

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain forward-looking statements. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward looking statements include, but are not limited to, statements about expected levels of support from universal service funds or other government programs, expected rates of loss of access lines or intercarrier compensation, our expected ability to fund operations from cash flows from operations, our expectation of no pension contribution in 2010, expected synergies and other benefits from completed and pending acquisitions, expected effective federal income tax rates and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by Windstream;
•	the extent, timing and overall effects of competition in the communications business;
•	continued access line loss;
•	the impact of new, emerging or competing technologies;
•	the adoption of inter-carrier compensation and/or universal service reform proposals by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream;
•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;
•	unexpected adverse results related to our data center migration;
•

for our competitive local exchange carrier (“CLEC”) operations, adverse effects on the availability, quality of service and price of facilities and services provided by other incumbent local exchange carriers on which our CLEC services depend;

•	the availability and cost of financing in the corporate debt markets;
•	the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations;
•	the effects of federal and state legislation, and rules and regulations governing the communications industry;
•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;
•	unexpected results of litigation;
•	unexpected rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;
•	the effects of work stoppages;
•	the impact of equipment failure, natural disasters or terrorist acts;
•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets;
•	and those additional factors under the caption “Risk Factors” in Item 1A of this annual report.

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

SELECTED FINANCIAL DATA

(Millions, except per share amounts in thousands)	2009	2008	2007	2006	2005
Revenues and sales	$2,996.6	$3,171.5	$3,245.9	$3,033.3	$2,923.5
Operating income	956.9	1,132.4	1,149.9	898.8	633.8
Other income, net	(1.1)	2.1	11.1	8.7	11.6
Gain on sale of directory publishing business and other assets	-	-	451.3	-	-
Loss on extinguishment of debt	-	-	-	(7.9)	-
Intercompany interest income (expense)	-	-	-	31.9	23.3
Interest expense	(410.2)	(416.4)	(444.4)	(209.6)	(19.1)

Income from continuing operations before income taxes	545.6	718.1	1,167.9	721.9	649.6
Income taxes	211.1	283.2	251.5	276.3	267.9

Income from continuing operations	334.5	434.9	916.4	445.6	381.7
Discontinued operations, including tax expense of $10.6 and $0.5, respectively	-	(22.2)	0.7	-	-

Income before extraordinary item and cumulative effect of accounting change	334.5	412.7	917.1	445.6	381.7
Extraordinary item, net of income taxes	-	-	-	99.7	-
Cumulative effect of accounting change, net of income taxes	-	-	-	-	(7.4)

Net Income	$334.5	$412.7	$917.1	$545.3	$374.3
Basic and diluted earnings per share:
Income from continuing operations	$0.76	$0.98	$1.93	$1.02	$0.95
Loss from discontinued operations	-	(.05)	-	-	-
Extraordinary item	-	-	-	0.23	-
Cumulative effect of accounting change	-	-	-	-	(.02)

Net income	$0.76	$0.93	$1.93	$1.25	$0.93
Dividends declared per common share	$1.00	$1.00	$1.00	$0.45	$0.00
Balance sheet data
Total assets	$9,145.4	$8,009.3	$8,241.2	$8,030.7	$4,935.8
Total long-term debt (including current maturities)	$6,295.2	$5,382.5	$5,355.5	$5,488.4	$260.8
Total equity	$260.7	$252.3	$699.8	$469.8	$3,489.2

Notes to Selected Financial Information:

•

Explanations for significant events affecting Windstream’s historical operating trends during the periods 2007 through 2009 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

•

Effective January 1, 2009, the Company adopted revised authoritative guidance for calculating earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Commensurate therewith, the Company has retrospectively adjusted prior period earnings per share data, the impact of which was immaterial.

•

During 2005, Windstream incurred $4.5 million of severance and employee benefit costs related to a workforce reduction in its wireline operations. Windstream also incurred $31.2 million of incremental costs, principally consisting of investment banker, audit and legal fees, related to the then pending spin off from Alltel. These transactions decreased net income $34.1 million. Effective July 1, 2005, Windstream prospectively reduced depreciation rates for its regulated operations in Florida, Georgia, North Carolina and South Carolina to reflect the results of studies of depreciable lives completed by the Company in the second quarter of 2005. The depreciable lives were lengthened to reflect the estimated remaining useful lives of wireline plant based on expected future network utilization and capital expenditure levels required to provide service to its customers. The effects of this change during the year ended December 31, 2005 resulted in a decrease in depreciation expense of $21.8 million and increase in net income of $12.8 million. Effective December 31, 2005, Windstream adopted authoritative guidance on accounting for conditional asset retirement obligations. The cumulative effect of this accounting change resulted in a one-time non-cash charge of $7.4 million, net of income tax benefit of $4.6 million.

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

The Audit Committee of the Board of Directors, which oversees Windstream Corporation’s financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the NASDAQ Global Select Market). The Audit Committee meets periodically with management, the independent registered public accounting firm and the internal auditors to review matters relating to the Company’s financial statements and financial reporting process, annual financial statement audit, engagement of independent registered public accounting firm, internal audit function, system of internal controls, and legal compliance and ethics programs as established by Windstream Corporation’s management and the Board of Directors. The internal auditors and the independent registered public accounting firm periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.

Dated February 24, 2010

Jeffery R. Gardner	Anthony W. Thomas
President and Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Management has excluded the operations of D&E Communications, Inc. and Lexcom, Inc., wholly-owned subsidiaries of the Company, from its assessment of internal control over financial reporting as of December 31, 2009, because they were acquired by the Company in recently completed 2009 purchase business combinations. The operations of D&E Communications, Inc. and Lexcom, Inc. represent approximately 5.0 percent and 2.0 percent, respectively, of the Company’s consolidated total assets and 0.7 percent and 0.1 percent, respectively, of the Company’s consolidated revenues and sales, as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 24, 2010

Jeffery R. Gardner	Anthony W. Thomas
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Windstream Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded D&E Communications, Inc. and Lexcom, Inc. from its assessment of internal control over financial reporting as of December 31, 2009 as they were acquired by the Company in purchase business combinations during 2009. We have also excluded D&E Communications, Inc. and Lexcom, Inc. from our audit of internal control over financial reporting. D&E Communications, Inc. and Lexcom, Inc. are wholly-owned subsidiaries whose total assets and total revenues represents 7.0 percent and 0.8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

February 24, 2010

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

(Millions, except per share amounts)	2009	2008	2007
Revenues and sales:
Service revenues	$ 2,872.8	$ 2,988.9	$ 2,942.6
Product sales	123.8	182.6	303.3

Total revenues and sales	2,996.6	3,171.5	3,245.9
Costs and expenses:
Cost of services (excluding depreciation of $433.3, $394.4, and $404.4 in 2009, 2008 and 2007, respectively, included below)	1,006.8	1,005.4	1,008.6
Cost of products sold	107.5	169.8	187.4
Selling, general, administrative and other	356.0	356.5	381.2
Depreciation and amortization	537.8	492.7	506.0
Restructuring charges	9.3	8.5	4.6
Merger and integration costs	22.3	6.2	8.2

Total costs and expenses	2,039.7	2,039.1	2,096.0
Operating income	956.9	1,132.4	1,149.9

Other income, net	(1.1)	2.1	11.1
Gain on sale of publishing business	-	-	451.3
Interest expense	(410.2)	(416.4)	(444.4)

Income from continuing operations before income taxes	545.6	718.1	1,167.9
Income taxes	211.1	283.2	251.5

Income from continuing operations	334.5	434.9	916.4
Discontinued operations, including tax expense of $10.6 and $0.5, respectively	-	(22.2)	0.7

Net income	$ 334.5	$ 412.7	$ 917.1
Basic and diluted earnings per share:
Income from continuing operations	$.76	$.98	$1.93
Loss from discontinued operations	-	(.05)	-

Net income	$.76	$.93	$1.93

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,

(Millions, except par value)

Assets	2009	2008
Current Assets:
Cash and cash equivalents	$1,062.9	$296.6
Accounts receivable (less allowance for doubtful accounts of $18.5 and $16.3, respectively)	291.7	316.6
Inventories	26.1	30.8
Deferred income taxes	21.7	30.8
Prepaid expenses and other	53.6	33.9

Total current assets	1,456.0	708.7
Goodwill	2,344.4	2,198.2
Other intangibles, net	1,253.3	1,132.2
Net property, plant and equipment	3,992.6	3,897.1
Other assets	99.1	73.1
Total Assets	$9,145.4	$8,009.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$23.8	$24.3
Current portion of interest rate swaps	45.8	40.5
Accounts payable	158.5	134.0
Advance payments and customer deposits	95.2	94.0
Accrued dividends	109.2	109.9
Accrued taxes	60.6	48.0
Accrued interest	156.0	138.4
Other current liabilities	60.2	76.2

Total current liabilities	709.3	665.3
Long-term debt	6,271.4	5,358.2
Deferred income taxes	1,372.0	1,070.6
Other liabilities	532.0	662.9
Total liabilities	8,884.7	7,757.0
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 436.8 and 439.4 shares issued and outstanding, respectively	-	-
Additional paid-in capital	83.6	101.5
Accumulated other comprehensive loss	(208.3)	(336.6)
Retained earnings	385.4	487.4

Total shareholders’ equity	260.7	252.3
Total Liabilities and Shareholders’ Equity	$9,145.4	$8,009.3

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Millions)	2009	2008	2007
Cash Provided from Operations:
Net income	$334.5	$412.7	$917.1
Adjustments to reconcile net income to net cash provided from operations:
Gain on sale of publishing business	-	-	(451.3)
Loss on sale of wireless business	-	21.3	-
Depreciation and amortization	537.8	494.5	507.5
Provision for doubtful accounts	44.0	38.7	28.5
Stock-based compensation expense	17.4	18.1	15.9
Pension and postretirement benefits expense	97.1	13.9	39.3
Deferred taxes	96.8	110.0	13.0
Other, net	6.0	18.1	15.6
Changes in operating assets and liabilities, net
Accounts receivable	(3.4)	(25.1)	(12.3)
Prepaid and other expenses	(17.9)	3.1	8.1
Accounts payable	9.6	(27.6)	(3.0)
Accrued interest	4.4	(1.1)	(9.1)
Accrued taxes	12.6	5.4	27.2
Other current liabilities	(12.4)	(1.3)	(48.7)
Other liabilities	(15.0)	(13.0)	(15.5)
Other, net	9.3	12.7	1.4

Net cash provided from operations	1,120.8	1,080.4	1,033.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(298.1)	(317.5)	(365.7)
Acquisition of D&E, net of cash acquired	(56.6)	-	-
Acquisition of Lexcom, net of cash acquired	(138.7)	-	-
Acquisition of CT Communications, net of cash acquired	-	-	(546.8)
Disposition of wireless business	-	56.7	-
Disposition of directory publishing business	-	-	40.0
Disposition of acquired assets held for sale	-	17.8	-
Other, net	0.6	9.9	5.4

Net cash used in investing activities	(492.8)	(233.1)	(867.1)
Cash Flows from Financing Activities:
Dividends paid on common shares	(437.4)	(445.2)	(476.8)
Stock repurchase	(121.3)	(200.3)	(40.1)
Repayment of debt	(356.6)	(354.3)	(811.0)
Proceeds of debt issuance, net of discount	1,083.6	380.0	848.9
Debt issue costs	(33.8)	-	-
Other, net	3.8	(2.9)	(2.4)

Net cash provided from (used in) financing activities	138.3	(622.7)	(481.4)
Increase (decrease) in cash and cash equivalents	766.3	224.6	(314.8)

Cash and Cash Equivalents:
Beginning of period	296.6	72.0	386.8

End of period	$1,062.9	$296.6	$72.0
Supplemental Cash Flow Disclosures:
Interest paid	$395.5	$412.5	$441.2
Income taxes paid, net of refunds	$118.7	$175.6	$205.8

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2006	$550.5	$(150.8)	$70.1	$469.8
Net income	-	-	917.1	917.1
Other comprehensive income (loss), net of tax: (See Note 11)
Change in employee benefit plans	-	73.4	-	73.4
Unrealized holding losses on interest rate swaps	-	(25.6)	-	(25.6)

Comprehensive income	-	47.8	917.1	964.9

Additional transfers from Alltel (See Note 7)	15.1	-	-	15.1
Stock-based compensation expense	15.9	-	-	15.9
Common shares retired pursuant to split off of directory business (See Note 3)	(253.5)	-	-	(253.5)
Stock repurchase	(40.1)	-	-	(40.1)
Other, net	(1.1)	-	-	(1.1)
Dividends of $1.00 per share declared to stockholders	-	-	(471.2)	(471.2)
Balance at December 31, 2007	$286.8	$(103.0)	$516.0	$699.8
Net income	-	-	412.7	412.7
Other comprehensive income (loss), net of tax: (See Note 11)
Change in employee benefit plans	-	(194.5)	-	(194.5)
Unrealized holding losses on interest rate swaps	-	(39.1)	-	(39.1)

Comprehensive income (loss)	-	(233.6)	412.7	179.1

Stock repurchase	(200.3)	-	-	(200.3)
Stock-based compensation expense	18.1	-	-	18.1
Tax withheld on vested restricted stock and other	(3.1)	-	-	(3.1)
Dividends of $1.00 per share declared to stockholders	-	-	(441.3)	(441.3)
Balance at December 31, 2008	$101.5	$(336.6)	$487.4	$252.3
Net income	-	-	334.5	334.5
Other comprehensive income, net of tax: (See Note 11)
Change in employee benefit plans	-	107.9	-	107.9
Unrealized holding gains on interest rate swaps	-	20.4	-	20.4

Comprehensive income	-	128.3	334.5	462.8

Stock repurchase	(121.3)	-	-	(121.3)
Stock-based compensation expense	17.4	-	-	17.4
Tax withheld on vested restricted stock and other	(8.6)	-	-	(8.6)
Stock issued to D&E shareholders (See Note 3)	94.6	-	-	94.6
Dividends of $1.00 per share declared to stockholders	-	-	(436.5)	(436.5)
Balance at December 31, 2009	$83.6	$(208.3)	$385.4	$260.7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Basis for Presentation:

Formation of Windstream – On July 17, 2006, Alltel Corporation, which has subsequently merged with Verizon Communications, Inc. (“Alltel”), completed the spin off of its wireline telecommunications division and immediately merged with and into Valor Communications Group Inc. (“Valor”), with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation (“Windstream”, “we”, or the “Company”), which is a customer-focused telecommunications company that provides phone, high-speed Internet and digital television services. The Company also offers a wide range of IP-based voice and data services and advanced phone systems and equipment to businesses and government agencies. The Company serves approximately 3.0 million customers primarily located in rural areas in 16 states.

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

Certain prior year amounts have been reclassified to conform to the 2009 financial statement presentation. These changes and reclassifications did not impact net or comprehensive income.

2.	Summary of Significant Accounting Policies and Changes:

Significant Accounting Policies

Consolidation of Financial Statements – Our consolidated financial statements include the accounts of Windstream and its subsidiaries. All significant affiliated transactions have been eliminated.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, the Company considers a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions and a specific customer’s ability to meet its financial obligations to the Company. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. Due to varying customer billing cycle cut-off, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications revenues of $29.2 million and $31.6 million at December 31, 2009 and 2008, respectively.

Inventories – Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation.

Assets Held For Sale – During 2008, Windstream received net proceeds of $17.3 million for assets acquired from CT Communications (“CTC”), which approximated the fair value at the date of acquisition, on the sale of the corporate headquarters building, a license for wireless spectrum and various investments designated as held for sale. During the third quarter of 2008, Windstream recognized a non-cash impairment charge of $6.5 million included in selling, general, administrative and other in the accompanying consolidated statements of income to reduce the carrying value of certain wireless spectrum licenses designated as held for sale, and not used in operations, to their fair market value in accordance with authoritative guidance. The fair market value of these holdings was reduced to a nominal amount due to an impairment resulting from general market conditions and limited interest on this bandwidth of spectrum. In addition, during the third quarter of 2008, certain long term investments totaling $2.3 million, primarily consisting of a minority ownership in a private equity investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

holding company, were no longer being marketed by Windstream and were no longer considered saleable within one year. Therefore, the Company reclassified these investments from acquired assets held for sale to other assets in the accompanying consolidated balance sheets at their current fair market value, which required no valuation adjustment. As of December 31, 2009 and 2008, the Company did not have any assets held for sale.

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for the Company is January 1st of each year. Commensurate with its change from multiple segments to a single reporting segment during 2009, discussed further in “Accounting Changes – Change in Segment Presentation”, the Company determined that it has only one reporting unit and therefore no longer uses a combination of the discounted cash flows and the calculated market values of comparable companies to determine the fair value of a reporting unit. Rather, the Company assesses impairment of its goodwill by evaluating the carrying value of its shareholders’ equity against the current fair market value of its outstanding equity, where the fair market value of the Company’s equity is equal to its current market capitalization plus a control premium estimated to be 20 percent through the review of recent market observable transactions involving wireline telecommunication companies.

Effective January 1, 2009, the Company prospectively changed its estimate of useful life for its franchise rights from indefinite-lived to 30 years primarily due to the effects of increasing competition. Commensurate with this change, the Company reviewed its franchise rights for impairment by comparing the fair value of the franchise rights based on the discounted cash flows of the acquired operations to their carrying amount, and noted that no impairment existed as of January 1, 2009. As a result of this change, amortization expense increased by $32.3 million, calculated on a straight-line basis, and net income decreased $19.8 million or $0.05 per share in 2009.

Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost. Wireline plant consists of central office equipment, outside communications plant and furniture, fixtures, vehicles, machinery and equipment. Other plant consists of office and warehouse facilities and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements and substantial improvements, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Depreciation expense amounted to $456.9 million in 2009, $440.8 million in 2008 and $454.7 million in 2007.

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2009	2008
Land		$28.0	$24.2
Building and improvements	3-40 years	478.9	433.9
Central office equipment	3-40 years	4,040.1	3,834.0
Outside communications plant	7-47 years	4,843.9	4,614.8
Furniture, vehicles and other equipment	3-23 years	496.3	450.6
Construction in progress		98.5	113.4

		9,985.7	9,470.9
Less accumulated depreciation		(5,993.1)	(5,573.8)

Net property, plant and equipment		$3,992.6	$3,897.1

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

The Company capitalizes interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $1.7 million in 2009, $1.9 million in 2008 and $3.7 million in 2007.

Asset Retirement Obligations – Windstream recognizes asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and on accounting for conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Windstream’s asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if the Company were to abandon, sell or otherwise dispose of the buildings and to dispose of its chemically-treated telephone poles at the time they are removed from service. These asset retirement obligations, totaled $34.8 million and $44.6 million as of December 31, 2009 and 2008, respectively, and are included in other long term liabilities in the accompanying consolidated balance sheets.

Derivative Instruments – Windstream accounts for its derivative instruments using authoritative guidance for disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge, and requires recognition of all derivative instruments at fair value. Accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of hedges should be recorded as a component of other comprehensive income in the current period. Changes in fair values of the derivative instruments not qualifying as hedges, or of any ineffective portion of hedges, should be recognized in earnings in the current period.

Windstream has entered into four identical pay fixed, receive variable interest rate swap agreements totaling $1,600.0 million in notional value in order to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR (London-Interbank Offered Rate). The Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facility, which has varying maturities dates from July 17, 2013 to December 17, 2015 as a result of an amendment to the credit facility (see Note 5). The variable interest rate paid on Tranche B is based on the three-month LIBOR, which resets on the seventeenth day of each quarter, plus a fixed basis point spread.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($96.3 million as of December 31, 2009) was de-designated as the corresponding hedged item was repaid. Therefore, the undesignated portion of the swap agreement was no longer an effective hedge of the variable interest rate paid on Tranche B.

Set forth below is information related to the Company’s interest rate swap agreements as of December 31:

(Millions, except for percentages)	2009	2008	2007
Unamortized notional value:
Designated portion	$1,078.7	$1,176.2	$1,296.7
Undesignated portion	$96.3	$105.0	$115.8
Fair value of interest rate swap agreements (see Note 6):
Designated portion	$(107.8)	$(140.8)	$(76.4)
Undesignated portion	$(9.6)	$(12.6)	$(6.8)

Weighted average fixed rate paid	5.60%	5.60%	5.60%
Variable rate received	0.28%	4.55%	5.21%

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

likelihood of default by the interest rate swap counterparties must be assessed as being unlikely in order to conclude that there is no ineffectiveness in the hedging relationship. The Company performs and documents this assessment each quarter, and has concluded at December 31, 2009 that there was no ineffectiveness to be recognized in earnings in any of its four interest rate swap agreements that are designated as hedges.

The Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. Changes in fair value of these derivative instruments were as follows for the years ended December 31:

(Millions)	2009	2008	2007
Changes in fair value of effective portion, net of tax (a)	$20.4	$(39.1)	$(25.6)
Changes in fair value of undesignated portion (b)	$3.0	$(5.8)	$(3.1)

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

(b)	Represents non-cash income recorded in other income, net in the accompanying consolidated statements of income.

Net amounts due related to designated interest rate swap agreements are recorded as adjustments to interest expense in the accompanying consolidated statements of income when earned or payable.

Revenue Recognition – Service revenues are primarily derived from providing access to or usage of the Company’s networks and facilities. Wireline local access revenues are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including interconnection, long distance and custom calling feature revenues are recognized monthly as services are provided. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers. Fees assessed to customers for service activation are deferred upon service activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with authoritative guidance on multiple element arrangements. Costs associated with activating such services, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period. Prior to the sale of Windstream Yellow Pages, advertising revenues associated with directory publishing and the related directory costs were recognized when the directories were published and delivered. For directory contracts with a secondary delivery obligation, Windstream Yellow Pages deferred a portion of its revenues and related directory costs until second delivery occurred.

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $46.6 million in 2009, $50.0 million in 2008 and $51.7 million in 2007.

Share-Based Compensation – In accordance with authoritative guidance on share-based compensation, the Company values all share-based awards to employees at fair value on the date of the grant, and recognizes that value as compensation expense over the period that each award vests. This expense is included in cost of services and selling, general, administrative and other expenses in the accompanying consolidated statements of income.

Operating Leases – Certain of the Company’s operating lease agreements include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. Windstream accounts for these operating leases in accordance with authoritative guidance for operating leases with nonlevel rents. Accordingly, the scheduled increases in rent expense are recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities in the accompanying consolidated balance sheets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

Income Taxes – The Company accounts for income taxes in accordance with guidance on accounting for income taxes, under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated

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

Windstream adopted authoritative guidance for accounting for uncertainty in income taxes, on January 1, 2007. The adoption of this guidance resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2009	2008	2007
Beginning balance	$6.1	$7.4	$1.3
Additions based on D&E acquisition	0.3	-	-
Additions based on Lexcom acquisition	0.1	-	-
Additions based on CTC acquisition	-	-	7.2
Additions based on tax positions related to current year	-	0.7	-
Additions based on tax positions of prior years	-	-	0.7
Reductions for tax positions of prior years	(0.8)	(1.2)	(0.2)
Reduction as a result of a lapse of the applicable statute of limitations	(1.4)	(0.8)	(0.2)
Settlements	-	-	(1.4)

Ending balance	$4.3	$6.1	$7.4

The Company does not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $2.3 million and $1.9 million (net of indirect benefits) for years ended December 31, 2009 and 2008, respectively.

Included in the balance at December 31, 2009 and 2008, are $1.3 million and $3.4 million, respectively, of gross tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. These unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2009 and 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005. The Company has identified Arkansas, Florida, Georgia, Kentucky, Nebraska, North Carolina and Texas as “major” state taxing jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. During the years ended December 31, 2009 and 2008, the Company recognized approximately $0.5 million in interest and penalties for each period. Furthermore, the Company had approximately $0.9 million and $1.3 million for the payment of interest and penalties accrued as of December 31, 2009 and 2008, respectively.

Earnings Per Share – Basic earnings per share was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Windstream’s non-vested restricted shares that contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of basic earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Earnings per common share was computed by dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period.

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

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2009	2008	2007
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$ 334.5	$ 434.9	$ 916.4
Income from continuing operations allocable to non-vested restricted shares	(3.6)	(3.7)	(6.7)

Adjusted income from continuing operations available to common shares	330.9	431.2	909.7
Income (loss) from discontinued operations	-	(22.2)	0.7
Income (loss) from discontinued operations allocable to non-vested restricted shares	-	-	-

Adjusted income from discontinued operations available to common shares	-	(22.2)	0.7

Net income available to common shares	$ 330.9	$ 409.0	$ 910.4

Denominator:
Weighted average common shares outstanding for the period	432.9	440.7	471.9

Basic and diluted earnings per share:
From continuing operations	$.76	$.98	$1.93
From discontinued operations	-	(.05)	-

Net income	$.76	$.93	$1.93

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

Accounting Changes

Change in Accounting Estimate – Effective January 1, 2009, the Company prospectively changed its estimate of useful life for its franchise rights from indefinite-lived to 30 years, primarily due to the effects of increasing competition. Commensurate with this change, the Company reviewed its franchise rights for impairment and noted that no impairment existed as of January 1, 2009. See “Significant Accounting Policies – Goodwill and Other Intangible Assets” for further discussion.

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

Change in Segment Presentation – In the first quarter of 2009, the Company reorganized its operations to integrate the sales and administrative functions of the product distribution segment into its wireline operations. As a result of this change, the chief operating decision maker no longer reviews the financial statements of the product distribution operations on a stand alone basis and the Company operates its wireline and product distribution operations as a single reporting segment (“the wireline segment”). As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

Recently Adopted Accounting Standards

Accounting Standards Codification – In the third quarter of 2009, Windstream adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. GAAP. The Codification superseded all existing accounting standard documents and other accounting literature became nonauthoritative and simplified user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. As a result, Windstream has removed all references to superseded accounting standards in its consolidated financial statements and accompanying notes.

Subsequent Events – In the second quarter of 2009, Windstream adopted the authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Subsequent events have been evaluated through February 24, 2010, the date the financial statements were issued.

Fair Value Measurements – On January 1, 2008, Windstream adopted authoritative guidance for fair value measurements of financial assets and liabilities and non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis. This authoritative guidance clarified the definition of fair value, established a framework for measuring fair value and expanded the disclosures related to fair value measurements that are included in a company’s financial statements. It emphasized that fair value is a market-based measurement and not an entity-specific measurement, and that it should be based on an exchange transaction in which a company sells an asset or transfers a liability. The guidance also established a fair value hierarchy in which observable market data would be considered the highest level, while fair value measurements based on an entity’s own assumptions would be considered the lowest level. The Company adopted the provisions of this guidance for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, except items recognized or disclosed at fair value on an annual or more frequently recurring basis, on January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, Windstream adopted authoritative guidance for determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. This guidance provided additional direction for estimating fair value, in accordance with other authoritative guidance related to fair value measurements, when the volume and level of activity for a financial asset or liability has significantly decreased. This guidance also offers directives on identifying circumstances that indicate when a transaction is not orderly. There was no impact to Windstream’s consolidated financial statements upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

On August 28, 2009, the FASB updated the authoritative guidance for fair value measurements to clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with fair value measurement principles (e.g. an income approach or market approach). The amendment also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this guidance did not impact Windstream’s consolidated financial statements.

On September 30, 2009, the FASB updated the authoritative guidance to allow a reporting entity to measure the fair value of certain alternative investments on the basis of net asset value per share of the investment if the net asset value of the investment is calculated in a manner consistent with the measurement principles of investment companies. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Business Combinations – Effective January 1, 2009, Windstream adopted the revised authoritative guidance for business combinations which establishes principles and requirements for how the acquirer in a business combination recognizes all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The revised guidance changed the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. In addition, a substantial number of new disclosures are also required.

In April 2009, the FASB amended the authoritative guidance for subsequent business combinations to require contingent assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. See Note 3 for a discussion of the Company’s application of this guidance to its acquisitions of D&E Communications, Inc. (“D&E”) and Lexcom, Inc. (“Lexcom”).

Noncontrolling Interests in Consolidated Financial Statements – On January 1, 2009, Windstream adopted authoritative guidance for noncontrolling interests in consolidated financial statements. Windstream does not have any non-controlling interests, and thus the adoption of this guidance did not impact the Company’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities – On January 1, 2009, Windstream adopted authoritative guidance for disclosures about derivative instruments and hedging activities, which requires companies with derivative instruments to disclose information to enable financial statement users to understand how and why a company uses derivative instruments, how authoritative accounting guidance is applied to derivative instruments and related hedged items, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. See “Significant Accounting Policies – Derivative Instruments” for disclosures required under this authoritative guidance.

Determination of the Useful Life of Intangible Assets – Effective January 1, 2009, Windstream adopted authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requiring disclosures to enable users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. Windstream considered its historical experience in renewing the Company’s franchise rights and determined that it is consistent with previous renewal assumptions used in the determination of useful lives. Thus, the adoption of this guidance did not impact Windstream’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities – On January 1, 2009, the Company adopted authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. Under this guidance, Windstream’s non-vested share-based payment awards that contain a nonforfeitable right to receive dividends, whether paid or unpaid, are considered participating securities and have been included in the computation of basic earnings per share pursuant to the two-class method, and are no longer considered potentially dilutive. Basic and diluted earnings per share have been retrospectively adjusted as a result of the adoption of this guidance. See “Significant Accounting Policies – Earnings Per Share” for calculation.

Employers’ Disclosures about Postretirement Benefit Plan Assets – Effective January 1, 2009, Windstream adopted authoritative guidance for employers’ disclosures about postretirement benefit plan assets, which requires employer’s to disclose:

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

See Note 8 for disclosures required under this authoritative guidance.

Recently Issued Authoritative Guidance

Revenue Arrangements with Multiple Element Deliverables – On September 23, 2009, the FASB reached a consensus on accounting for revenue arrangements with multiple deliverables. The consensus addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Determining the Primary Beneficiary of a Variable Interest Entity – On June 12, 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a variable interest entity to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a variable interest entity. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The Company does not expect this guidance to have any impact on its consolidated financial statements.

Accounting for Transfers of Financial Assets – In June 2009, the FASB issued authoritative guidance related to accounting for transfers of financial assets, which includes:

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

The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The Company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions:

Acquisition of Lexcom – On December 1, 2009, we completed our previously announced acquisition of Lexcom, which as of the date of acquisition served approximately 22,000 access lines, 9,000 high-speed Internet customers and 12,000 cable television customers in North Carolina. This acquisition increased Windstream’s presence in North Carolina and provides the opportunity for operating synergies with contiguous Windstream markets. In accordance with the Lexcom merger agreement, Windstream acquired all of the issued and outstanding shares of Lexcom for approximately $138.7 million in cash, net of cash acquired.

Acquisition of D&E – On November 10, 2009, we completed our previously announced merger with D&E, which as of the date of acquisition served approximately 110,000 incumbent local exchange carrier access lines, 35,000 competitive local exchange carrier access lines, 45,000 high-speed Internet customers and 9,000 cable television customers. This acquisition increased Windstream’s presence in Pennsylvania and provides the opportunity for operating synergies with contiguous Windstream markets in Pennsylvania. Pursuant to the merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of D&E, and D&E merged with and into a wholly-owned subsidiary of Windstream.

In accordance with the D&E Merger Agreement, D&E shareholders received 0.650 shares of Windstream common stock and $5.00 in cash per each share of D&E Common Stock. Windstream issued approximately 9.4 million shares of its common stock valued at approximately $94.6 million, based on Windstream’s closing stock price of $10.06 on November 9, 2009, and paid $56.6 million, net of cash acquired, as part of the transaction. Subsequently, Windstream repaid outstanding debt of D&E totaling $182.4 million including current maturities.

These transactions have been accounted for as business acquisitions with Windstream serving as the accounting acquirer. We have conducted appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of the respective acquisition dates. Since the value of certain assets and liabilities are preliminary, primarily deferred income taxes, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the respective acquisition dates. Upon finalization, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of goodwill. The accompanying consolidated financial statements reflect the combined operations of Windstream with D&E and Lexcom for the periods following the respective acquisition dates. Employee severance and transaction costs incurred by the Company in conjunction with these acquisitions have been expensed to merger and integration expense in the accompanying consolidated statements of income in accordance with the revised authoritative guidance for business combinations (see Notes 2 and 10).

The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. The fair values of the assets acquired and liabilities assumed were determined using income, cost, and market approaches. Wireless licenses were valued using a market based approach, while other intangibles primarily consisting of franchise rights and customer lists were valued primarily on the basis of the present value of future cash flows, which is an income based approach. Significant assumptions utilized in the income approach were based on Company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the long-term debt and associated interest rate swap agreements assumed from D&E were determined primarily based on quoted prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

The following table summarizes the preliminary allocation to the assets acquired and liabilities assumed:

(Millions)	Lexcom	D&E
Fair value of assets acquired:
Current assets	$5.1	$16.7
Property, plant and equipment	73.1	195.1
Goodwill (a)	58.1	88.1
Franchise rights	20.1	80.0
Cable franchise rights	11.6	-
Customer lists	10.5	60.0
Wireless licenses	-	16.6
Non compete agreements	-	1.7
Trade names	0.3	1.2
Other assets	1.3	2.6

Total assets acquired	180.1	462.0

Fair value of liabilities assumed:
Current liabilities	(3.3)	(26.3)
Deferred income taxes established on acquired assets	(37.6)	(94.0)
Long-term debt	-	(175.3)
Other liabilities	(0.5)	(15.2)

Total liabilities assumed	(41.4)	(310.8)
Common stock issued (inclusive of additional paid in capital)	-	(94.6)

Cash paid, net of cash acquired	$138.7	$56.6

(a)	Goodwill associated with the acquired companies is attributable to the workforce of the acquired businesses and synergies expected to arise with contiguous Windstream markets after the acquisitions. None of the goodwill recognized in these transactions is expected to be deductible for income tax purposes.

Pro forma financial results related to the acquisitions of D&E and Lexcom have not been included because the Company does not consider these acquisitions to be significant individually or in the aggregate.

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

The transaction was accounted for as the acquisition of a business in accordance with authoritative guidance on business combinations, with Windstream serving as the accounting acquirer. The accompanying consolidated financial statements reflect the combined operations of Windstream and CTC following the acquisition on August 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date with amounts exceeding fair value being recorded in goodwill and is presented as follows:

(Millions)	Total
Fair value of assets acquired:
Current assets	$30.8
Acquired assets held for sale	29.0
Property, plant and equipment	197.3
Goodwill (a)	307.3
Franchise rights	90.0
Customer lists	53.0
Wireless licenses	7.0
Other assets	8.5

Total assets acquired	722.9

Fair value of liabilities assumed:
Current liabilities	(42.5)
Deferred income taxes established on acquired assets	(77.8)
Long-term debt	(37.5)
Other liabilities	(18.3)

Total liabilities assumed	(176.1)

Acquisition of CTC, net of cash acquired	$546.8

(a)	None of the goodwill recognized in this transaction is deductible for income tax purposes.

Included in the valuation of current liabilities were $25.3 million in capitalized transaction and employee-related costs, which are included in the total cost of the acquisition of $609.6 million. Of these costs, $10.5 million was paid in 2008 and is included in net cash flows from operations in the accompanying statement of cash flows.

Pro forma financial results related to the acquisition of CTC have not been included because the Company does not consider the CTC acquisition to be significant.

Disposition of Out of Territory Product Distribution – On August 21, 2009, Windstream completed the sale of its out of territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. The out of territory product distribution operations primarily consisted of product inventory with a carrying value of $4.9 million and customer relationships outside of Windstream’s telecommunications operating territories. These operations were not central to the Company’s strategic goals in its core communications business. Product revenues from these operations totaled $38.5 million and $76.2 million during 2009 and 2008, respectively, with related cost of products sold of $34.3 million and $68.3 million for the same periods in 2009 and 2008, respectively. In conjunction with this transaction, Windstream recognized a gain of $0.4 million in other income, net in its consolidated statements of income in 2009.

Disposition of Wireless Business – On November 21, 2008, Windstream completed the sale of its wireless business to AT&T Mobility II, LLC for approximately $56.7 million. The completion of this transaction resulted in the divestiture of approximately 52,000 wireless customers, spectrum licenses and cell sites covering a four-county area of North Carolina with a population of approximately 450,000 and six retail locations. As a result of completing this transaction, we have no significant continuing involvement in the operations or cash flows of the wireless business.

The operating results of the wireless business have been separately presented as discontinued operations in the accompanying consolidated statements of income. Certain shared costs previously allocated to the wireless business totaling $2.3 million during 2008 have been reallocated to the wireline segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

The following table summarizes the results of the wireless business for the years ended December 31:

(Millions)	2008	2007
Revenues and sales	$42.0	$14.9

Operating income from discontinued operations	9.7	1.2
Loss on sale of wireless business	(21.3)	-
Income tax expense	(10.6)	(0.5)

Net income (loss) from discontinued operations	$(22.2)	$0.7

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

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets has been recorded as goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Other Intangible Assets, Continued:

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2007	$2,224.2
Adjustments to Valor and CTC deferred taxes	(26.0)

Balance at December 31, 2008	2,198.2
Acquisition of D&E (See Note 3)	88.1
Acquisition of Lexcom (See Note 3)	58.1

Balance at December 31, 2009	$2,344.4

As of January 1, 2009, the Company completed the annual impairment review of its goodwill according to authoritative guidance and determined that no write-down in the carrying value of this asset was required. See Note 2 for a discussion of the Company’s goodwill valuation approach.

On November 21, 2008, Windstream completed the sale of its wireless business. During the second quarter of 2008 the Company reclassified the associated assets as held for sale, including $52.2 million of goodwill and $13.4 million of other intangible assets. Commensurate with the classification of the wireless assets as held for sale, the Company performed an event driven impairment analysis and recognized a corresponding impairment loss through goodwill of $20.3 million to reduce the carrying value of the assets to the contemplated transaction price less cost to sell (see Note 2).

Intangible assets were as follows at December 31:

	2009			2008
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights (a) (b)	$1,055.1	$(32.3)	$1,022.8	$955.0	$-	$955.0
Customer lists (a)	393.1	(193.7)	199.4	322.6	(147.0)	175.6
Cable franchise rights (a)	34.1	(22.4)	11.7	22.5	(20.9)	1.6
Wireless license (a) (c)	16.6	-	16.6	-	-	-
Other (a)	3.2	(0.4)	2.8	-	-	-

Balance	$1,502.1	$(248.8)	$1,253.3	$1,300.1	$(167.9)	$1,132.2

(a)	Increases in the gross cost of intangible assets during 2009 were associated with the acquisitions of D&E and Lexcom as previously discussed in Note 3.

(b)	As discussed in Note 2, effective January 1, 2009, the Company prospectively changed its assessment of useful life for its franchise rights from indefinite-lived to 30 years. Effective with this change, these rights are now amortized on a straight-line basis in accordance with the way in which these operations are expected to contribute to the undiscounted cash flows of the Company.

(c)	The Company considers its wireless licenses to have an indefinite useful life.

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2009:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 10 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 2 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Other Intangible Assets, Continued:

Amortization expense for intangible assets subject to amortization was $80.9 million in 2009, $51.9 million in 2008 and $51.3 million in 2007. Amortization expense for intangible assets subject to amortization is estimated to be $91.1 million, $81.8 million, $74.2 million, $60.3 million and $53.0 million in 2010, 2011, 2012, 2013 and 2014, respectively.

5.	Debt:

Long-term debt was as follows at December 31:

(Millions)	2009	2008
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011 (a)	$114.4	$283.3
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013 (a)	168.9	-
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013 (a)	289.8	1,379.0
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015 (a)	1,075.3	-
Senior secured credit facility, Revolving line of credit – variable rates, due July 17, 2011 and July 17, 2013 (a) (b)	-	150.0
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016 (d)	1,746.0	1,746.0
2017 Notes – 7.875%, due November 1, 2017 (c) (d)	1,100.0	-
2013 Notes – 8.125%, due August 1, 2013 (d)	800.0	800.0
2019 Notes – 7.000%, due March 15, 2019 (d)	500.0	500.0
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. – 7.75%, due February 15, 2015 (d) (e)	400.0	400.0
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (d) (e)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	40.0	50.0
Teleview, LLC – 7.00%, due January 2, 2010	-	0.3
Discount on long-term debt, net of premiums	(39.2)	(26.1)

	6,295.2	5,382.5
Less current maturities	(23.8)	(24.3)

Total long-term debt	$6,271.4	$5,358.2
Weighted average interest rate	7.7%	7.7%
Weighted maturity	6.3 years	6.3 years

(a)	In the fourth quarter of 2009, Windstream received the consent of lenders to an amendment and restatement of its $2.1 billion senior secured credit facility, Among other things, the amendment extended the maturity profile of the indebtedness, required a 100 to 125 basis point increase in the interest rate on the extended portion of the debt and modified certain covenants to increase flexibility for acquisitions. The revolving credit agreement was also extended, as discussed further below.

(b)	Windstream has a $500.0 million unsecured line of credit under a revolving credit agreement. Of the available credit, $152.4 million expires July 17, 2011 and $347.6 million expires July 17, 2013. Letters of credit are deducted in determining the total amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving credit agreement may not exceed $500.0 million. At December 31, 2009, the amount available for borrowing under the revolving credit agreement was $491.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Debt, Continued:

During 2009, the Company repaid all amounts outstanding under the revolving line of credit in its senior secured credit facility. The revolving line of credit’s variable interest rates are based on LIBOR plus 125 to 225 basis points and ranged from 1.59 percent to 2.45 percent, with a weighted average rate on amounts outstanding during 2009 of 1.77 percent, as compared to variable interest rates during 2008 which ranged from 1.73 percent to 6.10 percent with a weighted average rate on amounts outstanding of 4.09 percent.

(c)	In the fourth quarter of 2009, Windstream issued $1,100.0 million aggregate principal amount of senior unsecured notes due 2017, with an interest rate of 7.875 percent. Proceeds from the offering were used to finance the cash portion of the D&E and Lexcom acquisitions in 2009, to finance the cash portion of the NuVox, Inc. (“NuVox”) acquisition completed February 8, 2010 (see Note 17) and to repay certain debt of the acquired companies. The Company plans to use the remaining proceeds from the offering to finance the pending acquisition of Iowa Telecommunication Services, Inc (“Iowa Telecom”) (see Note 16) and for general corporate purposes.

(d)	Certain of the Company’s debentures and notes are callable by the Company at various premiums on early redemption.

(e)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facility. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, as well as restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year. As of December 31, 2009, the Company was in compliance with all of its covenants.

Maturities for debt outstanding as of December 31, 2009 for each of the twelve month periods ended December 31, 2010, 2011, 2012, 2013 and 2014 were, $23.8 million, $139.4 million, $50.4 million, $1,242.6 million and $10.8 million, respectively.

Interest expense was as follows for the years ended December 31:

(Millions)	2009	2008	2007
Interest expense related to long-term debt (a) (b)	$358.9	$391.9	$443.6
Impacts of interest rate swaps	52.9	26.3	4.3
Other interest expense	0.1	0.1	0.2
Less capitalized interest expense	(1.7)	(1.9)	(3.7)

Total interest expense	$410.2	$416.4	$444.4

(a)	The Company recognized as interest expense in the accompanying consolidated income statements $6.4 million in arrangement and other fees related to the amendment and restatement of its senior secured credit facility in the fourth quarter of 2009.

(b)	The Company recorded additional non-cash interest expense of $5.3 million during 2007, due to a write-off of the unamortized debt issuance costs associated with $500.0 million of the Tranche B loan that was repaid in connection with a refinancing transaction.

In order to mitigate the interest rate risk inherent in its variable rate senior secured credit facility, the Company entered into four identical pay fixed, receive variable interest rate swap agreements whose notional value totaled $1,175.0 million at December 31, 2009 (see Note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s non-financial assets and liabilities, including goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2009 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

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

The fair values of the Company’s cash equivalents and interest rate swaps were determined using the following inputs at December 31:

			2009
			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents	$1,062.9	$1,062.9	$1,062.9	$-	$-
Interest rate swaps (a) (see Note 2)	$(117.4)	$(117.4)	$-	$(117.4)	$-

			2008
			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents	$296.6	$296.6	$296.6	$-	$-
Interest rate swaps (a) (see Note 2)	$(153.4)	$(153.4)	$-	$(153.4)	$-

(a)	Included in current portion of interest rate swaps and other liabilities on the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

The Company’s cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps, adjusted for the Company’s non-performance risk. As of December 31, 2009 and 2008, the fair value of the Company’s interest rate swaps were reduced by $5.3 million and $17.4 million, respectively, to reflect the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair Value Measurements, Continued:

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

The fair value and carrying value of the Company’s long-term debt, including current maturities, was as follows at December 31:

(Millions)	2009	2008
Fair value	$6,340.7	$4,637.0
Carrying value	$6,295.2	$5,382.5

The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. When an active market is not available for certain bonds and bank notes, the fair market value was determined based on bid prices and broker quotes. In calculating the fair market value of the revolving line of credit and Windstream Holdings of the Midwest Inc. bonds, an appropriate market price for similar instruments in an active market was used with consideration given to credit quality, nonperformance risk and maturity of the instrument.

7.	Supplemental Cash Flow Information:

The Company declared and accrued cash dividends of $109.2 million, $109.9 million and $113.6 million during the fourth quarters of 2009, 2008 and 2007, respectively, which were subsequently paid in January of the following year.

On November 10, 2009, the Company issued 9.4 million shares of its common stock with a fair market value of approximately $94.6 million as part of consideration paid to acquire D&E (see Note 3). Also as part of this transaction, Windstream assumed $182.4 million in long term debt, which was subsequently repaid as required under the change of control provisions of the D&E debt agreement.

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

During the first quarter of 2007, $4.7 million of additional net plant assets, $1.2 million of related deferred tax liabilities, and $0.4 million of additional pension assets were identified by and received from Alltel in conjunction with the spin off during 2006. The Company recorded this non-cash transfer from Alltel as an adjustment to additional paid-in capital.

8.	Employee Benefit Plans and Postretirement Benefits:

Windstream maintains a non-contributory qualified defined benefit pension plan, which covers most employees. Prior to establishing the pension plan pursuant to the spin off in 2006, the Company’s employees participated in a substantially equivalent plan maintained by Alltel. Future benefit accruals for all eligible nonbargaining employees covered by the pension plan ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). The Company also maintains supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. Additionally, the Company provides postretirement healthcare and life insurance benefits for eligible employees. Employees share in, and the Company funds, the costs of these plans as benefits are paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

The following table reflects the components of pension expense for the years ended December 31, 2009, 2008 and 2007, including provision for executive retirement agreements, and postretirement expense for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2009	2008	2007	2009	2008	2007
Benefits earned during the year	$13.6	$13.2	$16.3	$0.1	$0.3	$0.4
Interest cost on benefit obligation	57.8	56.2	53.7	8.4	12.7	15.1
Amortization of transition obligation	-	-	-	-	0.5	0.8
Amortization of net actuarial loss	71.1	6.1	24.1	-	1.1	6.1
Amortization of prior service (credit) cost	(0.1)	(0.1)	(0.2)	(3.2)	0.2	1.9
Loss from plan curtailment	-	-	-	-	-	0.1
Expected return on plan assets	(50.6)	(76.3)	(79.0)	-	-	-

Net periodic benefit expense (income)	$91.8	$(0.9)	$14.9	$5.3	$14.8	$24.4

As a component of determining its annual pension cost, Windstream amortizes unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active employees, which was approximately 10 years for its pension plan during 2009.

As a component of determining its annual postretirement cost, the Company amortizes unrecognized actuarial gains and losses exceeding the 10.0 percent corridor over the lesser of 10 years or the average remaining service life of active employees, which was approximately 10 years for its postretirement benefit plan during 2009. Windstream does not amortize unrecognized actuarial gains and losses below the 10.0 percent corridor.

Actuarial assumptions used to calculate pension and postretirement expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2009	2008	2007	2009	2008	2007
Discount rate	6.18%	6.36%	5.92%	6.11%	6.38%	5.90%
Expected return on plan assets	8.00%	8.00%	8.50%	-	-	-
Rate of compensation increase	3.44%	3.00%	3.50%	-	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans, including executive retirement agreements, were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2009	2008	2009	2008
Fair value of plan assets at beginning of year	$654.0	$1,001.8	$-	$-
Transfers from qualified plans due to acquisition (a)	61.4	-	-	-
Actual return on plan assets	152.0	(290.4)	-	-
Employer contributions	3.3	0.7	13.0	13.4
Participant contributions	-	-	7.0	5.6
Benefits paid (b)	(86.7)	(58.1)	(20.7)	(19.9)
Medicare Part D reimbursement	-	-	0.7	0.9

Fair value of plan assets at end of year	$784.0	$654.0	$-	$-
Projected benefit obligation at beginning of year	$945.4	$904.9	$157.0	$218.3
Transfers from qualified plans due to acquisition (a)	73.8	-	1.8	-
Interest cost on projected benefit obligations	57.8	56.2	8.4	12.7
Service costs	13.5	13.2	0.2	0.3
Participant contributions	-	-	7.0	5.6
Plan amendments (c) (d)	-	0.2	(54.8)	(52.1)
Actuarial (gain) loss	56.9	29.0	(11.0)	(8.8)
Benefits paid	(86.7)	(58.1)	(20.7)	(19.9)
Medicare Part D reimbursement	-	-	0.7	0.9

Projected benefit obligation at end of year	$1,060.7	$945.4	$88.6	$157.0
Plan assets in excess of (less than) projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(0.7)	$(0.7)	$(10.0)	$(15.4)
Noncurrent liabilities	(276.0)	(290.7)	(78.6)	(141.6)

Funded status recognized in the consolidated balance sheets	$(276.7)	$(291.4)	$(88.6)	$(157.0)
Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial loss	$(318.9)	$(434.5)	$(7.8)	$(18.8)
Prior service credits	1.1	1.3	89.6	38.1

Net amount recognized in accumulated other comprehensive income (loss)	$(317.8)	$(433.2)	$81.8	$19.3

(a)	In conjunction with the acquisition of D&E on November 10, 2009, the Company assumed certain obligations related to a non-contributory qualified pension plan and postretirement benefit plan formerly sponsored by D&E. As a result Windstream recognized additional net pension and postretirement benefit obligations of $12.4 million and approximately $1.8 million, respectively, as of November 10, 2009, which are included in other liabilities in the accompanying consolidated balance sheet. The D&E plans were merged into the Windstream pension and postretirement employee benefit plans effective December 31, 2009.

(b)	During 2009 and 2008, pension benefits paid from Company assets totaled $0.7 million. All postretirement benefits in both years were paid from Company assets.

(c)

During 2009, Windstream amended certain of its postretirement medical and life insurance plans to replace post-65 Medicare supplement plans with a portfolio of individual post-65 products including various Medigap, Part D Prescription Drug Plan and a Medicare Advantage plan effective July 1, 2010. In addition, these amendments capped the maximum amount of medical subsidy provided by Windstream to retirees and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

eliminated dental subsidies and Medicare Part B reimbursement effective January 1, 2010. These amendments were accounted for as plan amendments and reduced Windstream’s benefit obligation at December 31, 2009 by $54.8 million, with a corresponding decrease in accumulated other comprehensive loss, net of tax. The reduction in the obligation will be amortized to postretirement benefits expense in accordance with Company policy.

(d)	The gain of $52.1 million during 2008 is primarily attributable to an amendment of certain postretirement medical and life insurance plans to replace post-65 Medicare supplement plans with a federally funded Medicare Advantage Private Fee for Service plan effective January 1, 2009. In addition, these amendments capped the maximum amount of medical subsidy provided by Windstream to retirees and replaced death benefits provided to certain surviving spouses of retirees with basic life insurance benefits effective January 1, 2009. These amendments decreased accumulated other comprehensive loss, net of tax, resulting in a revised benefit obligation of $157.0 million at December 31, 2008. The reduction in the obligation will be amortized to postretirement benefits expense in accordance with Company policy.

Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense (income) in 2010, including executive retirement agreements, are as follows:

(Millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss	$45.4	$-
Prior service credits	$0.1	$8.1

The accumulated benefit obligation of the Company’s pension plan was $1,011.3 million, $911.0 million and $868.6 million at December 31, 2009, 2008 and 2007, respectively.

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	5.89%	6.18%	5.79%	6.11%
Expected return on plan assets	8.00%	8.00%	-	-
Rate of compensation increase	3.44%	3.44%	-	-

In developing the expected long-term rate of return assumption, the Company considered the historical rate of return on plan assets of 9.89 percent since 1975 including periods in which it was sponsored by Alltel, as well as input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate of return on qualified pension plan assets includes a targeted asset allocation of 52.5 percent to equities, 37.5 percent to fixed income securities, and 10.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 8.0 percent.

The Company’s pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation at December 31, 2009 and 2008 for the Company’s pension plan by asset category were as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2010	2009	2008
Equity securities	45.0% - 60.0%	53.0%	47.8%
Fixed income securities	31.0% - 44.0%	38.2%	50.4%
Alternative investments	0.0% - 17.0%	-	-
Money market and other short-term interest bearing securities	0.0% - 3.0%	8.8%	1.8%

		100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

The Company’s investment strategy is to maintain a diversified asset portfolio expected to provide long-term asset growth. Asset allocation decisions reflect the return objectives of the pension plan as well as tolerance for risk, liquidity needs and future funding obligations. The long-term return objective is to satisfy any current funding obligations when and as prescribed by law and to keep pace with the growth of the pension plan liabilities. Given the long time horizon for paying out benefits, and the strong financial condition of the Company, the pension plan can accept an average level of risk relative to other similar plans. The liquidity needs of the plan are manageable given that lump sum payments are not available to most participants. At December 31, 2009 money market and other short-term interest bearing securities exceeded its allocation range due to the integration of assets from the D&E pension plans, which occurred December 30, 2009.

Equity securities include stocks of both large and small capitalization domestic and international companies. Equity securities are expected to provide both diversification and long-term real asset growth. Domestic equities may include modest holdings of non-U.S. equities, purchased by domestic equity managers as long as they are traded in the U.S and denominated in U.S. dollars and both active and passive (index) investment strategies. International equities provide a broad exposure to return opportunities and investment characteristics associated with the world equity markets outside the U.S. The plan’s equity holding are diversified by investment style, market capitalization, market or region, and economic sector.

Fixed income securities include securities issued by the U.S. Government and other governmental agencies, asset-backed securities and debt securities issued by domestic and international companies. These securities are expected to provide significant diversification benefits, in terms of asset volatility and pension funding volatility, and a stable source of income.

Alternative investments include both private and public real estate and private equity investments. In addition to attractive diversification benefits, the real estate investments are expected to provide both income and capital appreciation, while the private equity investments are expected to provide return enhancements.

Investments in money market and other short-term interest bearing securities are maintained to provide liquidity for benefit payments with protection of principal being the primary objective.

The plan prohibits investment in Windstream common stock.

The fair values of the Company’s pension plan assets were determined using the following inputs as of December 31:

	2009
		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	(a) Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Domestic equities (b)	$207.7	$147.1	$60.1	$0.5
International equities (b)	121.3	56.6	64.7	-
Agency backed bonds (b)	34.7	-	34.7	-
Asset backed securities (b)	19.6	-	19.6	-
Corporate bonds (b)	171.9	-	171.9	-
Government and municipal bonds (b)	9.8	-	9.8	-
Mortgage backed securities (b)	34.8	-	34.8	-
Pooled funds (c)	25.0	-	25.0	-
Treasuries (b)	28.1	-	28.1	-
Treasury inflation protected securities (c)	43.1	-	43.1	-
Cash equivalents and other	88.5	1.0	87.5	-
Guaranteed annuity contract (d)	3.9	-	-	3.9

Total investments	788.4	$204.7	$579.3	$4.4
Dividends and interest receivable	4.3
Pending trades	(8.7)

Total plan assets	$784.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

(a)	Changes in the level 3 investments were inconsequential for the year ended December 31, 2009.

(b)	Valued at their quoted market price on the last day of the year. Securities traded in markets that are not considered active are valued based on quoted market prices, broker or dealer quotes or alternative pricing sources with reasonable levels of price transparency.

(c)	Valued by reference to the funds’ underlying assets and are based on the unit values as reported by the fund manager on the last business day of the year. The underlying assets are mostly comprised of publicly traded equity securities and fixed income securities. These securities are valued at the official closing price of, or the last reported sale prices as of the close of business or, in the absence of any sales, at the latest available bid price.

(d)	Based on the value of the underlying contracts adjusted to market value, which recognizes that either long-term assets would have to be sold before contract maturity or new contributions by other contract holders would have to be exchanged for funds being transferred, precluding these contributions from being invested at the current rate of return.

There have been no significant changes in the methodology used to value investments from prior year. The valuation methods used may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the valuation methods are consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2009	2008
Healthcare cost trend rate assumed for next year	9.00%	8.50%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2016	2014

For the year ended December 31, 2009, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.2 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.2 million. As of December 31, 2009, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $3.6 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $2.9 million.

Estimated future employer contributions, benefit payments, including executive retirement agreements, and Medicare prescription drug subsidies expected to offset future postretirement benefit payments were as follows as of December 31, 2009:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2010	$0.7	$10.0
Expected benefit payments:
2010	$66.6	$10.5
2011	68.6	7.8
2012	71.9	7.5
2013	73.8	7.3
2014	77.6	7.1
2015 – 2018	412.3	30.4
Expected Medicare prescription drug subsidies:
2010		$(0.5)
2011		(0.3)
2012		(0.3)
2013		(0.4)
2014		(0.4)
2015 – 2018		(3.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

The expected employer contribution for pension benefits consists of $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental retirement pension plans. Future contributions to the plan will depend on various factors including future investment performance, the finalization of funding requirements, changes in future discount rates and changes in the demographics of the population participating in the Company’s pension plan. Expected benefit payments include amounts to be paid from the plans or directly from the Company’s assets, and exclude amounts that will be funded by participant contributions to the plans.

The Company also sponsors an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans and by the Internal Revenue Service. Effective January 2009, the Company decreased its matching contribution to employee savings accounts from a maximum of 6 percent to a maximum of 4 percent of employee pretax contributions for employees contributing at least 5 percent. The Company’s matching contribution is funded annually. During 2007 and 2008, the Company made matching contributions of 6 percent of employee pretax contributions. The Company recorded $8.9 million, $13.2 million and $13.3 million in 2009, 2008 and 2007, respectively, related to the employee savings plan, which was included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income.

9.	Share-Based Compensation Plans:

Under the Company’s share-based compensation plans, Windstream may award restricted shares and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Equity Incentive Plan is 10.0 million. As of December 31, 2009, the balance available for grant was approximately 3.5 million shares. The cost of each award is determined based on the fair value of the shares on the date of grant, and is fully expensed over the vesting period.

During 2009, 2008 and 2007, the Windstream Board of Directors approved grants of restricted shares to officers, executives, and non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan. The vesting periods and grant date fair value for shares issued was as follows for the years ended December 31:

	2009	2008	2007
(Thousands)	Common Shares	Common Shares	Common Shares
Vest ratably over a three-year service period	966.3	721.2	427.9
Vest contingently over a three-year performance period	677.5	534.1	329.9
Vest three years from date of grant, service based	186.8	6.0	74.3
Vest one year from date of grant, service based (a)	55.2	43.6	38.7

Total granted	1,885.8	1,304.9	870.8

Grant date fair value (Millions)	$16.5	$14.3	$12.8

(a)	Represents shares granted to non-employee directors.

For the performance based shares granted in 2009, the operating targets for the first vesting period were approved by the Board of Directors in February 2009. For performance based shares granted in 2008, the operating targets for the first and second vesting period were approved by the Board of Directors in February 2008 and 2009, respectively. The targets for the first, second and third vesting periods for the performance based shares issued in 2007 were established by the compensation committee in February 2007, 2008 and 2009, respectively. For 2009 and measurement periods prior, each of these operating targets was met by the end of their respective measurement periods. Targets for the last measurement period for the shares granted in 2008 and for the second vesting period for the shares granted in 2009 were established in February 2010. While achievement of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Share-Based Compensation Plans, Continued:

performance targets for 2010 remains uncertain, management has determined that it is probable that such targets will be met for fiscal year 2010.

Restricted share activity for the year ended December 31, 2009 was as follows:

	(Thousands) Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2008	3,352.8	$12.30
Granted	1,885.8	8.73
Vested	(2,198.1)	12.50
Forfeited	(149.8)	10.61

Non-vested at December 31, 2009	2,890.7	$9.90

At December 31, 2009, unrecognized compensation expense totaled $10.6 million and is expected to be recognized over the weighted average vesting period of 1.3 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. The total fair value of shares vested during 2009, 2008 and 2007 was $27.5 million, $12.3 million and $7.8 million, respectively. Share-based compensation expense was $17.4 million, $18.1 million and $15.9 million for 2009, 2008 and 2007, respectively.

10.	Merger, Integration and Restructuring Charges:

Costs triggered by strategic transactions, including transaction, rebranding and system conversion costs are unpredictable by nature and are not included in the determination of segment income. Transaction costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the completed acquisitions of D&E, Lexcom and NuVox, and the pending acquisition of Iowa Telecom expected to be completed in 2010. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations. Restructuring charges, consisting primarily of severance and employee benefit costs, are triggered by the Company’s continued evaluation of its operating structure and identification of opportunities for increased operational efficiency and effectiveness. These costs should not necessarily be viewed as non-recurring, and are included in the determination of segment income. They are reviewed regularly by the Company’s decision makers and are included as a component of compensation targets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Merger, Integration and Restructuring Charges, Continued:

A summary of the merger, integration and restructuring charges recorded was as follows for the years ended December 31:

(Millions)	2009	2008 (g)	2007 (g)
Wireline Segment
Merger and integration costs
Transaction costs associated with acquisitions (a)	$11.4	$0.1	$0.7
Employee related transition costs (b)	8.6	-	-
Computer system and conversion costs (c)	1.6	6.1	2.5
Signage and other rebranding costs (d)	0.7	-	1.3

Total wireline merger and integration costs	22.3	6.2	4.5
Restructuring charges (e)	9.3	8.5	4.6

Total wireline merger, integration and restructuring charges	31.6	14.7	9.1

Directory Publishing Segment
Merger and integration costs
Transaction costs associated with split off of directory publishing (f)	-	-	3.7

Total directory publishing merger and integration costs	-	-	3.7
Restructuring charges	-	-	-

Total directory publishing merger, integration and restructuring charges	-	-	3.7
Total merger, integration and restructuring charges	$31.6	$14.7	$12.8

(a)	During 2009, the Company incurred acquisition related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of D&E, Lexcom and NuVox, as well as the pending acquisition of Iowa Telecom. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations.

(b)	During 2009, the Company incurred $8.2 million and $0.4 million in employee transition costs, primarily severance related, for D&E and Lexcom, respectively.

(c)	During 2008, the Company incurred $6.1 million in system conversion costs related to the acquisition of CTC. Of these charges, $5.4 million represented a non-cash charge to abandon certain software acquired from CTC.

(d)	During 2007, the Company incurred approximately $1.3 million in rebranding costs associated with the acquisition of CTC.

(e)	During 2009, the Company incurred $9.3 million in restructuring costs from an announced workforce reduction in the third quarter of 2009 to realign certain information technology, network operations and business sales functions. Of these charges, $8.9 million was paid in cash during the year. The remaining liability of $0.4 million will be funded through operating cash flows and paid in 2010. In 2008, the Company incurred $8.5 million in restructuring costs from an announced workforce reduction in the fourth quarter of 2008 to realign certain information technology, network operations and business sales functions. Of these charges, $3.7 million was paid in cash during the year. In 2007, the Company incurred $4.6 million in restructuring costs from a workforce reduction plan and the announced realignment of its business operations and customer service functions intended to improve overall support to its customers. Of these charges, $4.1 million was paid in cash during the year.

(f)	During 2007, the Company incurred $3.7 million in transaction costs to complete the split off of its directory publishing business (see Note 3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Merger, Integration and Restructuring Charges, Continued:

(g)	Merger and integration costs for 2007 were revised to reflect that $1.1 million in costs incurred were associated with the wireless business, which is presented as discontinued operations in the accompanying consolidated statements of income. An additional $0.8 million in non-cash merger and integrations costs incurred in 2008 associated with the wireless business are included in discontinued operations.

Merger, integration and restructuring charges decreased net income $19.4 million, $9.0 million and $8.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, giving consideration to tax benefits on deductible items.

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges at December 31:

(Millions)	2009	2008
Balance beginning of period	$8.3	$14.7
Merger, integration and restructuring charges net of non-cash charges	31.6	10.1
Cash outlays during the period	(33.3)	(16.5)

Balance end of period	$6.6	$8.3

As of December 31, 2009, the remaining liability of $6.6 million for accrued merger, integration and restructuring charges consisted of $0.4 million of Valor lease termination costs and $6.2 million of accrued severance costs primarily associated with the integration of D&E and Lexcom. Valor lease payments will be made over the remaining term of the lease. The severance and related employee costs will be paid in 2010. Each of these payments will be funded through operating cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Comprehensive Income:

Comprehensive income was as follows for the years ended December 31:

(Millions)	2009	2008	2007
Net income	$334.5	$412.7	$917.1

Other comprehensive income (loss):
Defined benefit pension plans:
Prior service cost arising during the period	-	(0.2)	(0.1)
Net actuarial gain (loss) arising during the period	44.5	(394.9)	36.0
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	71.1	6.1	24.1
Amortization of prior service credit	(0.2)	(0.1)	(0.2)
Income tax benefit (expense)	(44.3)	148.0	(23.5)

Change in pension plan	71.1	(241.1)	36.3

Postretirement plan:
Transition asset arising during the period	-	3.5	-
Prior service credit (cost) arising during the period	54.8	48.6	(1.0)
Net actuarial gain arising during the period	11.0	8.8	53.6
Amounts included in net periodic benefit cost:
Amortization of transition obligation	-	0.5	0.8
Amortization of net actuarial loss	-	1.1	6.1
Amortization of prior service cost	(3.2)	0.2	1.9
Income tax expense	(25.8)	(16.1)	(24.3)

Change in postretirement plan	36.8	46.6	37.1

Change in employee benefit plans	107.9	(194.5)	73.4

Interest rate swaps:
Unrealized holding gain (loss) on interest rate swaps	33.6	(63.8)	(40.8)
Income tax benefit	(13.2)	24.7	15.2

Unrealized holding gain (losses) on interest rate swaps	20.4	(39.1)	(25.6)

Comprehensive income	$462.8	$179.1	$964.9

Accumulated other comprehensive loss balances, net of tax, were as follows for the years ended December 31:

(Millions)	2009	2008	2007
Pension and postretirement plans	$(140.4)	$(248.3)	$(53.8)
Unrealized holding losses on interest rate swaps	(67.9)	(88.3)	(49.2)

Accumulated other comprehensive loss	$(208.3)	$(336.6)	$(103.0)

12.	Income Taxes:

Income tax expense was as follows for the years ended December 31:

(Millions)	2009	2008	2007
Current:
Federal	$120.2	$136.8	$198.1
State and other	10.8	30.4	23.7

	131.0	167.2	221.8

Deferred:
Federal	57.4	98.9	46.7
State and other	22.7	17.1	(17.0)

	80.1	116.0	29.7

Income tax expense	$211.1	$283.2	$251.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes, Continued:

Deferred income tax expense for all three years primarily resulted from temporary differences between depreciation and amortization expense for income tax purposes and depreciation and amortization expense recorded in the consolidated financial statements. Goodwill is not amortized for financial statement purposes in accordance with authoritative guidance on goodwill and other intangible assets.

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

(Millions)	2009	2008	2007
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	2.4	2.3	1.5
Adjustment of deferred taxes for legal entity restructuring	-	2.0	(1.1)
Adjust deferred taxes for state net operating loss carryforward	1.6	-	-
Nontaxable gain on sale of publishing business	-	-	(13.5)
Nondeductible transaction costs	0.4	-	-
Other items, net	(0.7)	0.1	(0.3)

Effective income tax rates	38.7%	39.4%	21.6%

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2009	2008 (a)
Property, plant and equipment	$890.4	$773.3
Goodwill and other intangible assets	747.2	652.0
Operating loss carryforward	(95.8)	(114.0)
Postretirement and other employee benefits	(144.6)	(154.9)
Unrealized holding loss and interest swaps	(42.0)	(54.8)
Deferred compensation	(12.9)	(11.6)
Deferred debt costs	(9.2)	(9.2)
Other, net	(7.2)	(43.6)

	1,325.9	1,037.2
Valuation allowance	24.4	2.6

Deferred income taxes, net	$1,350.3	$1,039.8
Deferred tax assets	$381.3	$436.9
Deferred tax liabilities	1,731.6	1,476.7

Deferred income taxes, net	$1,350.3	$1,039.8

(a)	On November 21, 2008, Windstream completed the sale of its wireless business. In conjunction with the sale, the Company classified corresponding assets and liabilities as held for sale, including deferred taxes (see Note 2).

At December 31, 2009 and 2008, the Company had federal net operating loss carryforwards of approximately $137.7 million and $214.3 million, respectively, which expire in varying amounts through 2021. These loss carryforwards were acquired in conjunction with the Company’s merger with Valor. The decrease in 2009 represents the amount utilized for the year, and an additional net operating loss claimed on the amended 2007 federal consolidated return filed during the current period. At December 31, 2009 and 2008, the Company had state net operating loss carryforwards of approximately $714.5 million and $693.7 million, respectively, which expire annually in varying amounts through 2027. These loss carryforwards were initially acquired in conjunction with the Company’s mergers with Valor and CTC. The 2009 increase is primarily associated with loss carryforwards acquired in conjunction with the Company’s mergers with D&E and Lexcom offset by amounts utilized for the year and adjustments to the loss carryforward in Kentucky. The Company is limited in its ability to use the state loss carryforwards for CTC, D&E and Lexcom due to expected future taxable income. As a result, a portion of these loss carryforwards will not be utilized before they expire. The Company establishes valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes, Continued:

allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2009 and 2008, the Company recorded a valuation allowance of $24.4 million and $2.6 million, respectively, related to state loss carryforwards, which are expected to expire and not be utilized. The 2009 increase in the valuation allowance is primarily associated with the acquisition of certain state net operating losses from D&E and Lexcom and was recorded with an offset through goodwill. At December 31, 2009 and 2008, the Company had state tax credit carryforwards of approximately $15.1 million and $15.4 million, respectively.

13.	Commitments and Contingencies:

Lease Commitments – Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows as of December 31, 2009:

Year	(Millions)
2010	$31.2
2011	22.2
2012	11.2
2013	4.0
2014	1.5
Thereafter	1.4

Total	$71.5

Rental expense totaled $29.6 million, $25.3 million and $19.0 million in 2009, 2008 and 2007, respectively.

Litigation – The Company is party to various legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, management of the Company does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of income, cash flows or financial condition of the Company.

In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or results of operations of the Company.

14.	Business Segments:

Windstream is organized based on the products and services that it offers. Under this organizational structure, its operations consist of its wireline and directory publishing segments. Previously, the Company reported a product distribution segment, but in the first quarter of 2009, the Company reorganized its operations to integrate the sales and administrative functions of the product distribution segment into its wireline operations. As a result of this change, the chief operating decision maker no longer reviews the financial statements of the product distribution operations on a stand alone basis, and the Company operates its wireline and product distribution operations as a single reporting segment (“the wireline segment”). As required by the authoritative guidance for segment presentation, segment results for these operations have been retrospectively adjusted to reflect this change for all periods presented.

On November 30, 2007, Windstream completed the split off of its directory publishing business (see Note 3). Prior to the split off, the Company’s publishing subsidiary coordinated advertising, sales, printing and distribution for 356 telephone directory contracts in 34 states.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Business Segments, Continued:

The following is a summary of segment performance:

	For the year ended December 31, 2009
(Millions)	Wireline	Directory Publishing	Totals Segments
Revenues and sales from unaffiliated customers	$2,996.6	$-	$2,996.6
Affiliated revenues and sales	-	-	-

Total revenues and sales	2,996.6	-	2,996.6

Operating expenses	1,470.3	-	1,470.3
Depreciation and amortization	537.8	-	537.8
Restructuring charges	9.3	-	9.3

Total costs and expenses	2,017.4	-	2,017.4

Segment income	$979.2	$-	$979.2
Assets	$9,145.4	$-	$9,145.4
Capital expenditures	$298.1	$-	$298.1

	For the year ended December 31, 2008
(Millions)	Wireline	Directory Publishing	Totals Segments
Revenues and sales from unaffiliated customers	$3,171.5	$-	$3,171.5
Affiliated revenues and sales	-	-	-

Total revenues and sales	3,171.5	-	3,171.5

Operating expenses	1,531.7	-	1,531.7
Depreciation and amortization	492.7	-	492.7
Restructuring charges	8.5	-	8.5

Total costs and expenses	2,032.9	-	2,032.9

Segment income	$1,138.6	$-	$1,138.6
Assets	$8,009.3	$-	$8,009.3
Capital expenditures	$317.5	$-	$317.5

	For the year ended December 31, 2007
(Millions)	Wireline	Directory Publishing	Totals Segments
Revenues and sales from unaffiliated customers	$3,134.6	$111.3	$3,245.9
Affiliated revenues and sales	45.0	11.7	56.7

Total revenues and sales	3,179.6	123.0	3,302.6

Operating expenses	1,516.2	117.7	1,633.9
Depreciation and amortization	506.0	-	506.0
Restructuring charges	4.6	-	4.6

Total costs and expenses	2,026.8	117.7	2,144.5

Segment income	$1,152.8	$5.3	$1,158.1
Assets	$8,155.5	$85.7	$8,241.2
Capital expenditures	$365.5	$0.2	$365.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Business Segments, Continued:

A reconciliation of the total business segments to the applicable amounts in the Company’s consolidated financial statements was as follows for the years ended December 31:

(Millions)	2009	2008	2007
Revenues and sales:
Total business segments	$2,996.6	$3,171.5	$3,302.6
Less affiliated eliminations	-	-	(56.7)

Total revenues and sales	2,996.6	3,171.5	3,245.9
Income before income taxes:
Total business segment income	979.2	1,138.6	1,158.1
Merger and integration costs	(22.3)	(6.2)	(8.2)
Other income, net	(1.1)	2.1	11.1
Gain on sale of publishing business	-	-	451.3
Interest expense	(410.2)	(416.4)	(444.4)

Total income from continuing operations before income taxes	$545.6	$718.1	$1,167.9

Supplemental information pertaining to the directory publishing segment was as follows as of and for the years ended December 31:

(Millions)	2009	2008	2007
Revenues and sales from external customers:
Directory publishing	$-	$-	$111.3

Total	-	-	111.3
Affiliated revenues and sales:
Directory publishing	-	-	11.7

Total	-	-	11.7
Total revenues and sales:
Directory publishing	-	-	123.0

Total	$-	$-	$123.0

15.	Supplemental Guarantor Information:

In connection with the issuance of the 2013 Notes, the 2016 Notes, the 2017 Notes and the 2019 Notes (“the guaranteed notes”), certain of the Company’s wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor, provide guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. In conjunction with the merger with Valor, Windstream assumed $400.0 million principal value of unsecured notes (the “Valor Notes”) guaranteed by all of Valor’s operating subsidiaries. The terms of those notes were amended to reflect the non-Valor Guarantors as guarantors of the Valor Notes. On March 1, 2007, the Company de-registered the Valor Notes. Following the acquisitions of D&E, Lexcom and CTC, the guaranteed notes were amended to include certain subsidiaries of D&E, Lexcom and CTC as guarantors.

The following information presents condensed consolidated and combined statements of income for the years ended December 31, 2009, 2008 and 2007, condensed consolidated balance sheets as of December 31, 2009 and 2008, and condensed consolidated and combined statements of cash flows for the years ended December 31, 2009, 2008 and 2007 of the parent company, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$-	$746.2	$2,131.1	$(4.5)	$2,872.8
Product sales	-	74.4	49.4	-	123.8

Total revenues and sales	-	820.6	2,180.5	(4.5)	2,996.6
Costs and expenses:
Cost of services	-	237.9	772.3	(3.4)	1,006.8
Cost of products sold	-	66.6	40.9	-	107.5
Selling, general, administrative and other	-	84.7	272.4	(1.1)	356.0
Depreciation and amortization	-	191.1	346.7	-	537.8
Merger, integration and restructuring	-	1.4	30.2	-	31.6

Total costs and expenses	-	581.7	1,462.5	(4.5)	2,039.7
Operating income	-	238.9	718.0	-	956.9

Earnings (losses) from consolidated subsidiaries	574.9	55.7	1.8	(632.4)	-
Other income (expense), net	1.0	111.1	(113.2)	-	(1.1)
Intercompany interest income (expense)	36.4	(15.2)	(21.2)	-	-
Interest expense	(401.8)	(6.2)	(2.2)	-	(410.2)

Income before income taxes	210.5	384.3	583.2	(632.4)	545.6
Income taxes (benefit)	(124.0)	104.9	230.2	-	211.1

Net income	$334.5	$279.4	$353.0	$(632.4)	$334.5

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$-	$759.3	$2,234.6	$(5.0)	$2,988.9
Product sales	-	124.1	58.5	-	182.6

Total revenues and sales	-	883.4	2,293.1	(5.0)	3,171.5
Costs and expenses:
Cost of services	-	231.8	777.2	(3.6)	1,005.4
Cost of products sold	-	115.6	54.2	-	169.8
Selling, general, administrative and other	-	97.3	260.6	(1.4)	356.5
Depreciation and amortization	-	169.9	322.8	-	492.7
Merger, integration and restructuring	-	1.9	12.8	-	14.7

Total costs and expenses	-	616.5	1,427.6	(5.0)	2,039.1
Operating income	-	266.9	865.5	-	1,132.4

Earnings (losses) from consolidated subsidiaries	701.3	69.4	(0.1)	(770.6)	-
Other income (expense), net	(4.1)	8.0	(1.8)	-	2.1
Intercompany interest income (expense)	(42.4)	(13.7)	56.1	-	-
Interest expense	(407.4)	(6.4)	(2.6)	-	(416.4)

Income from continuing operations before income taxes	247.4	324.2	917.1	(770.6)	718.1
Income taxes (benefit)	(165.3)	102.0	346.5	-	283.2

Income from continuing operations	412.7	222.2	570.6	(770.6)	434.9
Discontinued operations	-	-	(22.2)	-	(22.2)

Net income	$412.7	$222.2	$548.4	$(770.6)	$412.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$-	$764.0	$2,237.8	$(59.2)	$2,942.6
Product sales	-	249.7	53.6	-	303.3

Total revenues and sales	-	1,013.7	2,291.4	(59.2)	3,245.9
Costs and expenses:
Cost of services	-	226.8	783.6	(1.8)	1,008.6
Cost of products sold	-	205.7	38.5	(56.8)	187.4
Selling, general, administrative and other	-	106.9	274.9	(0.6)	381.2
Depreciation and amortization	-	169.6	336.4	-	506.0
Merger, integration and restructuring	-	5.0	7.8	-	12.8

Total costs and expenses	-	714.0	1,441.2	(59.2)	2,096.0
Operating income	-	299.7	850.2	-	1,149.9

Earnings from consolidated subsidiaries	1,218.4	110.8	1.0	(1,330.2)	-
Other income (expense), net	9.9	(0.2)	1.4	-	11.1
Gain on sale of publishing business	-	86.3	365.0	-	451.3
Intercompany interest income (expense)	(56.1)	(34.5)	90.6	-	-
Interest expense	(436.5)	(6.0)	(1.9)	-	(444.4)

Income from continuing operations before income taxes	735.7	456.1	1,306.3	(1,330.2)	1,167.9
Income taxes (benefit)	(181.4)	87.4	345.5	-	251.5

Income from continuing operations	917.1	368.7	960.8	(1,330.2)	916.4
Discontinued operations	-	-	0.7	-	0.7

Net income	$917.1	$368.7	$961.5	$(1,330.2)	$917.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet As of December 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1,046.5	$1.2	$15.2	$-	$1,062.9
Accounts receivable (less allowance for doubtful accounts of $18.5)	0.2	97.3	199.0	(4.8)	291.7
Inventories	-	17.1	9.0	-	26.1
Deferred income taxes	15.6	0.7	5.4	-	21.7
Prepaid expenses and other	19.8	4.8	29.0	-	53.6

Total current assets	1,082.1	121.1	257.6	(4.8)	1,456.0
Investments in consolidated subsidiaries	8,385.3	1,012.2	321.6	(9,719.1)	-
Goodwill and other intangibles, net	0.1	2,109.0	1,488.6	-	3,597.7
Net property, plant and equipment	7.6	1,073.5	2,911.5	-	3,992.6
Other assets	60.4	350.5	23.9	(335.7)	99.1
Total Assets	$9,535.5	$4,666.3	$5,003.2	$(10,059.6)	$9,145.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13.7	$-	$14.9	$(4.8)	$23.8
Current portion of interest rate swaps	45.8	-	-	-	45.8
Accounts payable	9.8	26.5	122.2	-	158.5
Affiliates payable, net	2,735.4	124.6	(2,860.0)	-	-
Advance payments and customer deposits	-	4.5	90.7	-	95.2
Accrued dividends	109.2	-	-	-	109.2
Accrued taxes	(14.3)	26.0	48.9	-	60.6
Accrued interest	153.7	1.7	0.6	-	156.0
Other current liabilities	11.3	6.0	42.9	-	60.2

Total current liabilities	3,064.6	189.3	(2,539.8)	(4.8)	709.3
Long-term debt	6,140.7	99.6	366.8	(335.7)	6,271.4
Deferred income taxes	(45.9)	635.0	782.9	-	1,372.0
Other liabilities	115.4	15.2	401.4	-	532.0
Total liabilities	9,274.8	939.1	(988.7)	(340.5)	8,884.7
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	-	41.4	82.4	(123.8)	-
Additional paid-in capital	83.6	3,296.8	3,150.4	(6,447.2)	83.6
Accumulated other comprehensive loss	(208.3)	(2.8)	(140.3)	143.1	(208.3)
Retained earnings	385.4	391.8	2,899.4	(3,291.2)	385.4

Total shareholders’ equity	260.7	3,727.2	5,991.9	(9,719.1)	260.7
Total Liabilities and Shareholders’ Equity	$9,535.5	$4,666.3	$5,003.2	$(10,059.6)	$9,145.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet As of December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$282.8	$1.0	$12.8	$-	$296.6
Accounts receivable (less allowance for doubtful accounts of $16.3)	0.3	105.5	210.8	-	316.6
Inventories	-	21.3	9.5	-	30.8
Deferred income taxes	22.4	-	8.4	-	30.8
Prepaid expenses and other	2.3	4.2	27.4	-	33.9

Total current assets	307.8	132.0	268.9	-	708.7
Investments in consolidated subsidiaries	7,637.4	460.5	(1.4)	(8,096.5)	-
Goodwill and other intangibles, net	0.1	1,826.2	1,504.1	-	3,330.4
Net property, plant and equipment	7.6	1,103.6	2,785.9	-	3,897.1
Other assets	31.4	11.4	30.3	-	73.1
Total Assets	$7,984.3	$3,533.7	$4,587.8	$(8,096.5)	$8,009.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.0	$0.3	$10.0	$-	$24.3
Current portion of interest rate swaps	40.5	-	-	-	40.5
Accounts payable	10.2	83.0	40.8	-	134.0
Affiliates payable, net	2,155.1	290.6	(2,445.7)	-	-
Advance payments and customer deposits	-	8.7	85.3	-	94.0
Accrued dividends	109.9	-	-	-	109.9
Accrued taxes	(30.7)	23.3	55.4	-	48.0
Accrued interest	135.8	1.7	0.9	-	138.4
Other current liabilities	15.7	13.2	47.3	-	76.2

Total current liabilities	2,450.5	420.8	(2,206.0)	-	665.3
Long-term debt	5,218.8	99.6	39.8	-	5,358.2
Deferred income taxes	(92.7)	519.5	643.8	-	1,070.6
Other liabilities	155.4	15.5	492.0	-	662.9
Total liabilities	7,732.0	1,055.4	(1,030.4)	-	7,757.0
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	-	-	45.8	(45.8)	-
Additional paid-in capital	101.5	1,764.5	2,619.0	(4,383.5)	101.5
Accumulated other comprehensive loss	(336.6)	-	(248.2)	248.2	(336.6)
Retained earnings	487.4	713.8	3,201.6	(3,915.4)	487.4

Total shareholders’ equity	252.3	2,478.3	5,618.2	(8,096.5)	252.3
Total Liabilities and Shareholders’ Equity	$7,984.3	$3,533.7	$4,587.8	$(8,096.5)	$8,009.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$334.5	$279.4	$353.0	$(632.4)	$334.5
Adjustments to reconcile net income to net cash
provided from operations:
Depreciation and amortization	-	191.1	346.7	-	537.8
Provision for doubtful accounts	-	10.4	33.6	-	44.0
Equity in (earnings) losses from subsidiaries	(574.9)	(55.7)	(1.8)	632.4	-
Stock-based compensation expense	-	2.0	15.4	-	17.4
Pension and postretirement benefits expense	-	27.5	69.6	-	97.1
Deferred taxes	40.4	36.9	19.5	-	96.8
Other, net	4.5	(0.2)	1.7	-	6.0
Changes in operating assets and liabilities, net	598.8	146.0	(757.6)	-	(12.8)

Net cash provided from operations	403.3	637.4	80.1	-	1,120.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(71.1)	(227.0)	-	(298.1)
Acquisition of D&E, net of cash acquired	(56.6)	-	-	-	(56.6)
Acquisition of Lexcom, net of cash acquired	(138.7)	-	-	-	(138.7)
Other, net	-	0.6	-	-	0.6

Net cash from (used in) investing activities	(195.3)	(70.5)	(227.0)	-	(492.8)
Cash Flows from Financing Activities:
Dividends paid on common shares	(437.4)	-	-	-	(437.4)
Dividends received from (paid to) subsidiaries	224.7	(43.5)	(181.2)	-	-
Stock repurchase	(121.3)	-	-	-	(121.3)
Repayment of debt	(163.9)	(182.7)	(10.0)	-	(356.6)
Proceeds of debt issuance, net of discount	1,083.6	-	-	-	1,083.6
Debt issuance costs	(33.8)	-	-	-	(33.8)
Other, net	3.8	(340.5)	340.5	-	3.8

Net cash used in financing activities	555.7	(566.7)	149.3	-	138.3

Increase (decrease) in cash and cash equivalents	763.7	0.2	2.4	-	766.3

Cash and Cash Equivalents:
Beginning of period	282.8	1.0	12.8	-	296.6

End of period	$1,046.5	$1.2	$15.2	$-	$1,062.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$412.7	$222.2	$548.4	$(770.6)	$412.7
Adjustments to reconcile net income to net cash
provided from operations:
Loss on sale of wireless business	-	-	21.3	-	21.3
Depreciation and amortization	-	169.5	325.0	-	494.5
Provision for doubtful accounts	-	6.9	31.8	-	38.7
Equity in (earnings) losses from subsidiaries	(701.3)	(69.4)	0.1	770.6	-
Stock-based compensation expense	-	2.5	15.6	-	18.1
Pension and postretirement benefits expense	-	1.4	12.5	-	13.9
Deferred taxes	(24.0)	47.9	86.1	-	110.0
Other, net	12.3	(1.2)	7.0	-	18.1
Changes in operating assets and liabilities, net	770.2	(266.1)	(551.0)	-	(46.9)

Net cash provided from operations	469.9	113.7	496.8	-	1,080.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(79.3)	(238.2)	-	(317.5)
Disposition of wireless business	56.7	-	-	-	56.7
Disposition of acquired assets held for sale	-	17.8	-	-	17.8
Other, net	-	3.4	6.5	-	9.9

Net cash provided from (used in) investing activities	56.7	(58.1)	(231.7)	-	(233.1)
Cash Flows from Financing Activities:
Dividends paid on common shares	(445.2)	-	-	-	(445.2)
Dividends received from (paid to) subsidiaries	320.3	(53.7)	(266.6)	-	-
Stock repurchase	(200.3)	-	-	-	(200.3)
Repayment of debt	(344.0)	(0.3)	(10.0)	-	(354.3)
Proceeds of debt issuance, net of discount	380.0	-	-	-	380.0
Other, net	(1.8)	(1.8)	0.7	-	(2.9)

Net cash used in financing activities	(291.0)	(55.8)	(275.9)	-	(622.7)

Increase (decrease) in cash and cash equivalents	235.6	(0.2)	(10.8)	-	224.6

Cash and Cash Equivalents:
Beginning of period	47.2	1.2	23.6	-	72.0

End of period	$282.8	$1.0	$12.8	$-	$296.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2007
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$917.1	$368.7	$961.5	$(1,330.2)	$917.1
Adjustments to reconcile net income to net cash
provided from operations:
Gain on sale of publishing business	-	(86.3)	(365.0)	-	(451.3)
Depreciation and amortization	-	169.6	337.9	-	507.5
Provision for doubtful accounts	-	6.5	22.0	-	28.5
Equity in earnings from subsidiaries	(1,218.4)	(110.8)	(1.0)	1,330.2	-
Stock-based compensation expense	-	1.4	14.5	-	15.9
Pension and postretirement benefits expense	-	7.1	32.2	-	39.3
Deferred taxes	(20.7)	30.9	2.8	-	13.0
Other, net	14.7	0.1	0.8	-	15.6
Changes in operating assets and liabilities, net	662.0	(255.6)	(458.3)	-	(51.9)

Net cash provided from operations	354.7	131.6	547.4	-	1,033.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(84.0)	(281.7)	-	(365.7)
Acquisition of CT Communications, net of cash acquired	(546.8)	-	-	-	(546.8)
Disposition of directory publishing business	40.0	-	-	-	40.0
Other, net	(0.1)	8.5	(3.0)	-	5.4

Net cash used in investing activities	(506.9)	(75.5)	(284.7)	-	(867.1)
Cash Flows from Financing Activities:
Dividends paid on common shares	(476.8)	-	-	-	(476.8)
Dividends received from (paid to) subsidiaries	307.4	(55.3)	(252.1)	-	-
Stock repurchase	(40.1)	-	-	-	(40.1)
Repayment of debt	(801.0)	-	(10.0)	-	(811.0)
Proceeds of debt issuance, net of discount	849.1	(0.2)	-	-	848.9
Other, net	(1.6)	-	(0.8)	-	(2.4)

Net cash used in financing activities	(163.0)	(55.5)	(262.9)	-	(481.4)

Increase (decrease) in cash and cash equivalents	(315.2)	0.6	(0.2)	-	(314.8)

Cash and Cash Equivalents:
Beginning of period	362.4	0.6	23.8	-	386.8

End of period	$47.2	$1.2	$23.6	$-	$72.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Pending Transaction:

On November 23, 2009, we entered into an agreement and plan of merger, pursuant to which we will acquire all of the issued and outstanding shares of common stock of Iowa Telecom. Under the terms of the merger agreement, Iowa Telecom shareholders will receive 0.804 shares of common stock of Windstream and $7.90 in cash per each share of Iowa Telecom common stock. We expect to issue approximately 26.5 million shares of Windstream common stock and pay approximately $261.0 million in cash as part of the transaction. We also will repay estimated net debt of approximately $598.0 million. This acquisition is expected to close in mid-2010 and is subject to certain conditions, including receipt of necessary approvals from federal and state regulators and Iowa Telecom shareholders. As of September 30, 2009, Iowa Telecom provided services to approximately 256,000 access lines, 95,000 high-speed Internet customers and 26,000 digital TV customers in Iowa and Minnesota.

17.    Subsequent Event:

On February 8, 2010, we completed our previously announced acquisition of NuVox, a competitive local exchange carrier based in Greenville, South Carolina. Consistent with the Company’s focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 90,000 business customer locations in 16 contiguous Southwestern and Midwest states and provides opportunities for significant operating efficiencies with contiguous Windstream markets. NuVox’s services include voice over internet protocol, local and long-distance voice, broadband internet access, email, voicemail, web hosting, secure electronic data storage and backup, internet security and virtual private networks. Many of these services are delivered over a secure, privately-managed IP network, using a multiprotocol label switch backbone and distributed IP voice switching architecture.

In accordance with the NuVox merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of NuVox for $199.0 million in cash, net of cash acquired, and issued approximately 18.7 million shares of Windstream common stock valued at $187.0 million on the date of issuance. Windstream also repaid outstanding indebtedness of NuVox approximating $281.0 million. The Company is in the process of evaluating the net assets acquired and expects to finalize the purchase price allocation during 2010. Pro forma financial results related to the acquisition of NuVox have not been included because the Company does not consider the NuVox acquisition to be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Quarterly Financial Information – (Unaudited):

	For the year ended December 31, 2009
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$2,996.6	$754.4	$734.3	$752.9	$755.0
Operating income	$ 956.9	$234.5	$225.4	$244.4	$252.6
Income from continuing operations	$ 334.5	$ 75.5	$ 80.0	$ 90.8	$ 88.2
Income (loss) from discontinued operations	$ -	$ -	$ -	$ -	$ -
Net income	$ 334.5	$ 75.5	$ 80.0	$ 90.8	$ 88.2
Basic and diluted earnings per share:
From continuing operations	$.76	$.17	$.18	$.21	$.20
From discontinued operations	-	-	-	-	-

Net income	$.76	$.17	$.18	$.21	$.20

	For the year ended December 31, 2008
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$3,171.5	$777.5	$794.1	$799.9	$800.0
Operating income	$1,132.4	$276.6	$270.6	$288.9	$296.3
Income from continuing operations	$ 434.9	$ 90.9	$104.3	$117.9	$121.8
Income (loss) from discontinued operations	$ (22.2)	$ (9.8)	$ 1.6	$ (15.9)	$ 1.9
Net income	$ 412.7	$ 81.1	$105.9	$102.0	$123.7
Basic and diluted earnings per share:
From continuing operations	$.98	$.21	$.24	$.27	$.27
From discontinued operations	(.05)	(.02)	-	(.04)	-

Net income	$.93	$.19	$.24	$.23	$.27

Notes to Quarterly Financial Information:

Significant events affecting Windstream’s historical operating trends in the quarterly periods were as follows:

•

Windstream completed the acquisitions of D&E and Lexcom on November 10, 2009 and December 1, 2009, respectively. The operating results from these businesses are included in the Company’s results for periods subsequent to their acquisitions (see Note 3).

•

Windstream completed the sale of its out of territory product distribution operations, on August 21, 2009. These operations were not central to the Company’s strategic goals in its core communications business (See Note 3).

•

Effective January 1, 2009, the Company adopted revised authoritative guidance for calculating earnings per share, and commensurate therewith, has retrospectively adjusted prior period earnings per share data, the impact of which was immaterial (see Note 2).

•

On August 7, 2008, Windstream reached a definitive purchase agreement to sell its wireless business to AT&T Mobility II, LLC for approximately $56.7 million (see Note 3). This transaction allowed management to divest of a non-core asset to focus on other strategic initiatives. The operating results of the wireless business have been separately presented as discontinued operations.