Form 10-Q
period 2010-03-31
WINDSTREAM CORP
filed 2010-05-06
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

Number of common shares outstanding as of April 30, 2010: 456,614,233

The Exhibit Index is located on page 47.

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2010	2009
Revenues and sales:
Service revenues	$828.4	$720.8
Product sales	19.5	34.2

Total revenues and sales	847.9	755.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	294.8	251.2
Cost of products sold	16.3	30.3
Selling, general, administrative and other	111.4	89.0
Depreciation and amortization	155.4	132.0
Restructuring charges	—	(0.1)
Merger and integration costs	23.2	—

Total costs and expenses	601.1	502.4
Operating income	246.8	252.6

Other income (expense), net	(0.3)	0.8
Interest expense	(123.0)	(99.7)

Income before income taxes	123.5	153.7
Income taxes	49.4	65.5

Net income	$74.1	$88.2
Basic and diluted earnings per share
Net income	$.17	$.20

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Millions) Assets	(Unaudited) March 31, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$580.1	$1,062.9
Accounts receivable (less allowance for doubtful accounts of $15.7 and $18.5, respectively)	321.0	291.7
Inventories	31.9	26.1
Deferred income taxes	27.3	21.7
Prepaid expenses and other	56.1	53.6

Total current assets	1,016.4	1,456.0

Goodwill	2,639.9	2,344.4
Other intangibles, net	1,408.5	1,253.3
Net property, plant and equipment	4,167.2	3,992.6
Other assets	95.4	99.1
Total Assets	$9,327.4	$9,145.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$28.3	$23.8
Current portion of interest rate swaps	46.2	45.8
Accounts payable	178.7	158.5
Advance payments and customer deposits	110.5	95.2
Accrued dividends	114.2	109.2
Accrued taxes	87.6	60.6
Accrued interest	108.5	156.0
Other current liabilities	47.4	60.2

Total current liabilities	721.4	709.3
Long-term debt	6,266.7	6,271.4
Deferred income taxes	1,412.5	1,372.0
Other liabilities	523.9	532.0
Total liabilities	8,924.5	8,884.7
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 456.6 and 436.8 shares issued and outstanding, respectively	—	—
Additional paid-in capital	268.1	83.6
Accumulated other comprehensive loss	(210.6)	(208.3)
Retained earnings	345.4	385.4

Total shareholders’ equity	402.9	260.7
Total Liabilities and Shareholders’ Equity	$9,327.4	$9,145.4

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2010	2009
Cash Provided from Operations:
Net income	$74.1	$88.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	155.4	132.0
Provision for doubtful accounts	8.6	9.3
Stock-based compensation expense	3.5	5.2
Pension and postretirement benefits expense	14.9	24.5
Deferred taxes	7.1	36.4
Other, net	3.3	1.5
Changes in operating assets and liabilities, net:
Accounts receivable	1.7	19.4
Prepaid expenses and other	(10.1)	(7.2)
Accounts payable	(17.2)	(17.1)
Accrued interest	(48.0)	(72.7)
Accrued taxes	19.8	23.9
Other current liabilities	(16.2)	(29.5)
Other liabilities	(22.0)	(4.7)
Other, net	(1.4)	5.8

Net cash provided from operations	173.5	215.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(60.5)	(62.8)
Acquisition of NuVox, net of cash acquired	(198.4)	—
Other, net	0.6	—

Net cash used in investing activities	(258.3)	(62.8)
Cash Flows from Financing Activities:
Dividends paid on common shares	(109.2)	(109.9)
Stock repurchase	—	(20.7)
Repayment of debt	(284.5)	(3.6)
Other, net	(4.3)	(2.4)

Net cash used in financing activities	(398.0)	(136.6)

Increase (decrease) in cash and cash equivalents	(482.8)	15.6

Cash and Cash Equivalents:
Beginning of period	1,062.9	296.6

End of period	$580.1	$312.2

Supplemental Cash Flow Disclosures:
Interest paid	$168.6	$171.6
Income taxes paid, net of refunds	$7.1	$(5.1)

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2009	$83.6	$(208.3)	$385.4	$260.7
Net income	—	—	74.1	74.1
Other comprehensive income, net of tax: (see Note 10)
Change in employee benefit plans	—	0.9	—	0.9
Unrealized holding losses on interest rate swaps	—	(3.2)	—	(3.2)
Comprehensive income (loss)	—	(2.3)	74.1	71.8
Stock-based compensation expense	3.5	—	—	3.5
Tax withheld on vested restricted stock and other	(4.0)	—	—	(4.0)
Stock issued to NuVox shareholders (see Note 3)	185.0	—	—	185.0
Dividends of $0.25 per share declared to stockholders	—	—	(114.1)	(114.1)
Balance at March 31, 2010	$268.1	$(210.6)	$345.4	$402.9

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

_____

1.	Preparation of Interim Financial Statements:

Formation of Windstream - On July 17, 2006, Alltel Corporation, which has subsequently merged with Verizon Communications, Inc. (“Alltel”), completed the spin off of its wireline telecommunications division and immediately merged with and into Valor Communications Group Inc. (“Valor”), with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation (“Windstream”, “we”, or the “Company”), which is a customer-focused telecommunications company that provides phone, high-speed Internet and digital television services. The Company also offers a wide range of IP-based voice and data services and advanced phone systems and equipment to businesses and government agencies. As of March 31, 2010, the Company served approximately 3.1 million access lines and 1.2 million high-speed Internet customers located primarily in rural areas in 21 states.

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in Windstream’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 24, 2010.

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

Recently Adopted Authoritative Guidance

Fair Value Measurements - Effective January 1, 2010, Windstream adopted revised authoritative guidance for fair value measurements. This guidance required companies to disclose the reason for significant transfers of fair value measurements between Levels 1 and 2 in the fair value hierarchy. In addition, it clarified and expanded disclosure requirements on the valuation techniques and significant inputs used in Level 2 and 3 fair value measurements. The amended guidance also requires companies to disclose changes in valuation techniques between periods, along with the reason for the change. The Company’s fair value measurement disclosures are contained in Note 6.

Recently Issued Authoritative Guidance

Revenue Arrangements with Multiple Element Deliverables - On September 23, 2009, the Financial Accounting Standards Board (“FASB”) reached a consensus on accounting for revenue arrangements with multiple deliverables. The consensus addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Fair Value Measurement - In January 2010, the FASB issued authoritative guidance related to fair value measurements. This guidance requires separate disclosure for purchase, sale, issuance and settlement activity in the reconciliation of Level 3 fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of these additional disclosures to have any impact on its consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

3.	Acquisitions and Dispositions:

Acquisition of NuVox - On February 8, 2010, we completed our previously announced acquisition of NuVox, Inc. (“NuVox”), a competitive local exchange carrier based in Greenville, South Carolina. Consistent with the Company’s focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 104,000 data and integrated solution connections in 16 states and provides opportunities for significant operating efficiencies with contiguous Windstream markets. In accordance with the NuVox merger agreement, Windstream acquired all of the issued and outstanding shares of NuVox common stock for $198.4 million in cash, net of cash acquired, and issued approximately 18.7 million shares of Windstream common stock valued at $185.0 million on the date of issuance. Windstream also repaid outstanding indebtedness of NuVox, including related interest rate swap liabilities, of approximately $281.0 million.

Acquisition of Lexcom - On December 1, 2009, Windstream acquired all of the issued and outstanding shares of Lexcom, Inc. (“Lexcom”) for approximately $138.7 million in cash, net of cash acquired. As of the date of acquisition, Lexcom served approximately 22,000 access lines, 9,000 high-speed Internet customers and 12,000 cable television customers in North Carolina. This acquisition increased Windstream’s presence in North Carolina and provided opportunities for operating synergies with contiguous Windstream markets.

Acquisition of D&E - On November 10, 2009, Windstream acquired D&E Communications, Inc. (“D&E”), which as of the date of acquisition served approximately 110,000 incumbent local exchange carrier access lines, 35,000 competitive local exchange carrier access lines, 45,000 high-speed Internet customers and 9,000 cable television customers. This acquisition increased Windstream’s presence in Pennsylvania and provides opportunities for operating synergies with contiguous Windstream markets. Pursuant to the merger agreement, Windstream acquired all of the issued and outstanding shares of D&E common stock for $56.6 million, net of cash acquired, and issued 9.4 million shares of Windstream common stock valued at $94.6 million on the date of issuance. Windstream also repaid outstanding indebtedness of D&E totaling $182.4 million.

These transactions have been accounted for as business acquisitions with Windstream serving as the accounting acquirer. We have conducted appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of their respective acquisition dates. The valuation of assets acquired and liabilities assumed in conjunction with the D&E and Lexcom acquisitions were finalized during the period ended March 31, 2010. The valuation of certain assets acquired and liabilities assumed in conjunction with the acquisition of NuVox were preliminary, primarily deferred income taxes, as of March 31, 2010. As such, the valuation of assets and liabilities acquired from NuVox is subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Upon finalization, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of goodwill.

The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. Goodwill associated with the acquired companies is not expected to be tax deductible, and is attributable to the workforce of acquired businesses and synergies expected to arise with contiguous Windstream markets after the acquisitions. The fair values of the assets acquired and liabilities assumed were determined using income, cost, and market approaches. Wireless licenses were valued using a market approach, while other intangibles primarily consisting of franchise rights and customer lists were valued primarily on the basis of the present value of future cash flows, which is an income approach. Significant assumptions utilized in the income approach were based on Company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the long-term debt and associated interest rate swap agreements assumed were determined based on quoted prices for the repayment of these instruments.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

3.	Acquisitions and Dispositions, Continued:

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed related to the acquisition of NuVox.

(Millions)	NuVox
Fair value of assets acquired:
Current assets	$66.6
Property, plant and equipment	242.4
Goodwill	291.0
Customer lists (a)	180.0
Trade name (b)	4.2

Total assets acquired	784.2

Fair value of liabilities assumed:
Current liabilities	(66.7)
Deferred income taxes established on acquired assets	(50.1)
Long-term debt	(256.9)
Other liabilities	(27.1)

Total liabilities assumed	(400.8)
Common stock issued (inclusive of additional paid-in capital)	(185.0)

Cash paid, net of cash acquired	$198.4

(a)	Customer lists will be amortized over an estimated useful life of nine years using the sum-of-years digit methodology.

(b)	The trade name will be amortized over an estimated useful life of one year on a straight line basis.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

3.	Acquisitions and Dispositions, Continued:

The following table summarizes the final fair values of the assets acquired and liabilities assumed related to the acquisitions of D&E and Lexcom. Adjustments to the preliminary purchase price allocation during the three months ended March 31, 2010 were based on updated information regarding the fair value of tangible assets acquired and liabilities assumed as of the date of acquisition.

(Millions)	Lexcom		D&E
	Preliminary Allocation	Final Allocation	Preliminary Allocation	Final Allocation
Fair value of assets acquired:
Current assets	$5.1	$1.8	$16.7	$14.4
Property, plant and equipment	73.1	73.1	195.1	194.8
Goodwill	58.1	60.4	88.1	90.3
Franchise rights	20.1	20.1	80.0	80.0
Cable franchise rights	11.6	11.6	—	—
Customer lists	10.5	10.5	60.0	60.0
Wireless licenses	—	—	16.6	16.6
Non-compete agreements	—	—	1.7	1.7
Trade names	0.3	0.3	1.2	1.2
Other assets	1.3	1.1	2.6	1.1

Total assets acquired	180.1	178.9	462.0	460.1

Fair value of liabilities assumed:
Current liabilities	(3.3)	(3.6)	(26.3)	(26.0)
Deferred income taxes on acquired assets	(37.6)	(36.1)	(94.0)	(92.4)
Long-term debt	—	—	(175.3)	(175.3)
Other liabilities	(0.5)	(0.5)	(15.2)	(15.2)

Total liabilities assumed	(41.4)	(40.2)	(310.8)	(308.9)
Common stock issued (inclusive of additional paid-in capital)	—	—	(94.6)	(94.6)

Cash paid, net of cash acquired	$138.7	$138.7	$56.6	$56.6

The accompanying consolidated financial statements reflect the combined operations of Windstream, NuVox, Lexcom and D&E for the periods following the respective dates of acquisition. Efforts to integrate the operations of these businesses are ongoing. Employee severance and transaction costs incurred in conjunction with these acquisitions have been expensed to merger and integration expense in the accompanying consolidated statements of income in accordance with the revised authoritative guidance for business combinations (see Note 9). In addition, the Company does not consider the acquisitions of NuVox, D&E and Lexcom to be significant, individually or in the aggregate, and therefore has not provided separate disclosure of the pro forma financial results, post-acquisition revenue or net income for these businesses.

Disposition of Out-of-Territory Product Distribution - On August 21, 2009, Windstream completed the sale of its out-of-territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. The out-of-territory product distribution operations primarily consisted of product inventory with a carrying value of $4.9 million and customer relationships outside of Windstream’s telecommunications operating territories. These operations were not central to the Company’s strategic goals in its core communications business. Product revenues from these operations totaled $12.8 million during the three month period ended March 31, 2009, with related cost of products sold of $11.3 million for the same period in 2009.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

4.	Goodwill and Other Intangible Assets:

As of January 1, 2010, the Company completed its annual impairment review of goodwill in accordance with authoritative guidance and determined that no write-down in the carrying value was required. The Company assesses impairment of its goodwill by evaluating the carrying value of its shareholder’s equity against the current fair market value of its outstanding equity, where the current fair market value of the Company’s equity is equal to its current market capitalization plus a control premium of 20 percent, estimated through a review of market observable transactions.

The following table summarizes the changes in the carrying amount of goodwill during the three months ended March 31, 2010:

(Millions)
Balance at December 31, 2009	$2,344.4
Acquisition of NuVox (see Note 3)	291.0
Adjustment of D&E (a)	2.2
Adjustment of Lexcom (a)	2.3

Balance at March 31, 2010	$2,639.9

(a)	Adjustments to the carrying value of D&E and Lexcom goodwill were attributable to adjustments in the fair values of assets acquired and liabilities assumed in these acquisitions (see Note 3).

Intangible assets subject to amortization were as follows:

(Millions)	March 31, 2010			December 31, 2009
	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,055.1	$(41.1)	$1,014.0	$1,055.1	$(32.3)	$1,022.8
Customer lists (a)	573.1	(212.3)	360.8	393.1	(193.7)	199.4
Cable franchise rights	34.1	(22.7)	11.4	34.1	(22.4)	11.7
Wireless license (b)	16.6	—	16.6	16.6	—	16.6
Other (a)	7.4	(1.7)	5.7	3.2	(0.4)	2.8

Balance	$1,686.3	$(277.8)	$1,408.5	$1,502.1	$(248.8)	$1,253.3

(a)	Increases in the gross cost of intangible assets for the three months ended March 31, 2010 were associated with the acquisition of NuVox, as previously discussed in Note 3.

(b)	The Company considers its wireless licenses to have an indefinite useful life.

Amortization expense for intangible assets subject to amortization was $29.0 million and $20.1 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense on intangible assets is estimated to be $125.6 million, $113.3 million, $101.6 million, $83.7 million and $72.6 million in 2010, 2011, 2012, 2013 and 2014, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments:

Long-term debt was as follows:

(Millions)	March 31, 2010	December 31, 2009
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A - variable rates, due July 17, 2011	$114.4	$114.4
Senior secured credit facility, Tranche A2 - variable rates, due July 17, 2013	168.9	168.9
Senior secured credit facility, Tranche B - variable rates, due July 17, 2013	289.0	289.8
Senior secured credit facility, Tranche B2 - variable rates, due December 17, 2015	1,072.6	1,075.3
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016 (a)	1,746.0	1,746.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2019 Notes – 7.000%, due March 15, 2019 (a)	500.0	500.0
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. - 7.75%, due February 15, 2015 (a) (b)	400.0	400.0
Windstream Holdings of the Midwest, Inc. - 6.75%, due April 1, 2028 (a) (b)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC - 6.50%, due November 15, 2013	40.0	40.0
Discount on long-term debt, net of premiums	(35.9)	(39.2)

	6,295.0	6,295.2
Less current maturities	(28.3)	(23.8)

Total long-term debt	$6,266.7	$6,271.4

(a)	Certain of the Company’s debentures and notes are callable by the Company at various premiums on early redemption.

(b)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facilities. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

Windstream has a $500.0 million revolving line of credit in its senior secured credit facility. Of the available credit, $90.7 million expires July 17, 2011 and $409.3 million expires July 17, 2013. Letters of credit are deducted in determining the total amount available for borrowing under the revolving credit agreement. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred during the revolving credit agreement may not exceed $500.0 million. At March 31, 2010, the amount available for borrowing under the revolving credit agreement was $491.5 million.

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, as well as restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year. The Company was in compliance with these covenants as of March 31, 2010.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. The Company was in compliance with these covenants as of March 31, 2010.

Maturities for debt outstanding as of March 31, 2010 for each of the twelve month periods ended March 31, 2011, 2012, 2013, 2014 and 2015 are $28.3 million, $140.7 million, $42.3 million, $1,245.3 million and $410.8 million, respectively.

Interest expense was as follows for the three months ended March 31:

(Millions)	Three Months Ended
	2010	2009
Interest expense related to long-term debt	$109.0	$89.3
Impacts of interest rate swaps	14.3	10.8
Other interest expense	0.1	0.1
Less capitalized interest expense	(0.4)	(0.5)

Total interest expense	$123.0	$99.7

Windstream has entered into four identical pay fixed, receive variable interest rate swap agreements totaling $1,600.0 million in notional value in order to mitigate the interest rate risk inherent in its variable rate senior secured credit facilities. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR (London-Interbank Offered Rate). The Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which has varying maturities dates from July 17, 2013 to December 17, 2015. The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($94.3 million as of March 31, 2010) was de-designated as the corresponding hedged item was repaid. Therefore, the undesignated portion of the swap agreement was no longer an effective hedge of the variable interest rate paid on Tranche B.

Set forth below is information related to the Company’s interest rate swap agreements:

(Millions, except for percentages)	March 31, 2010	December 31, 2009
Unamortized notional value:
Designated portion	$1,055.7	$1,078.7
Undesignated portion	$94.3	$96.3
Fair value of interest rate swap agreements (see Note 6):
Designated portion	$(113.1)	$(107.8)
Undesignated portion	$(10.1)	$(9.6)
Weighted average fixed rate paid	5.60%	5.60%
Variable rate received	0.25%	0.28%

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

The effectiveness of the Company’s cash flow hedges is assessed each quarter using the “Change in Variable Cash Flow Method”. This method utilizes the matched terms principle of measuring effectiveness, and requires the floating-rate leg of the swap and the hedged variable cash flows of the asset or liability to be based on the same interest rate index. It also requires the variable interest rates of both instruments to reset on the same dates. Furthermore, there should be no other differences in the terms of the hedge and the hedged item, and the likelihood of default by the interest rate swap counterparties must be assessed as being unlikely in order to conclude that there is no ineffectiveness in the hedging relationship. The Company performs and documents this assessment each quarter, and it concluded at March 31, 2010 that there was no ineffectiveness to be recognized in earnings in any of its four interest rate swap agreements that are designated as hedges.

The Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. Changes in fair value of these derivative instruments were as follows for the three months ended March 31:

(Millions)	2010	2009
Decrease in fair value of effective portion, net of tax (a)	$(3.2)	$(0.4)
Change in fair value of undesignated portion (b)	$(0.5)	$—

(a)	Included as a component of other comprehensive income (loss), will be reclassified into earnings as the hedged transaction affects earnings.

(b)	Represents non-cash income (loss) recorded in other income (expense), net in the accompanying consolidated statement of income.

Net amounts due related to designated interest rate swap agreements are recorded as adjustments to interest expense in the accompanying unaudited interim consolidated statements of income when earned or payable.

6.	Fair Value Measurements:

Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. Authoritative guidance defines the following three tier hierarchy for assessing the inputs used in fair value measurements:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – Unobservable inputs

Assets and liabilities are classified into the hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The Company’s non-financial assets and liabilities include goodwill, intangible assets and asset retirement obligations that are measured at fair value on a non-recurring basis. No event occurred during the three months ended March 31, 2010 requiring these non-financial assets or liabilities to be recognized at fair value (see Note 4).

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

6.	Fair Value Measurements, Continued:

The fair values of the Company’s cash equivalents and interest rate swaps were determined using the following inputs:

			March 31, 2010
			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents (a)	$414.8	$414.8	$414.8	$—	$—
Interest rate swaps (b) (see Note 5)	$(123.2)	$(123.2)	$—	$(123.2)	$—

			December 31, 2009
			Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Carrying Amount	Level 1	Level 2	Level 3
Cash equivalents (a)	$1,062.9	$1,062.9	$1,062.9	$—	$—
Interest rate swaps (b) (see Note 5)	$(117.4)	$(117.4)	$—	$(117.4)	$—

(a)	Included in cash and cash equivalents on the unaudited consolidated balance sheet as of March 31, 2010 and consolidated balance sheet as of December 31, 2009.

(b)	Included in current portion of interest rate swaps and other liabilities on the unaudited consolidated balance sheet as of March 31, 2010 and consolidated balance sheet as of December 31, 2009.

The Company’s cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to the Company’s non-performance risk. As of March 31, 2010 and December 31, 2009, the fair value of the Company’s interest rate swaps were reduced by $3.3 million and $5.3 million, respectively, to reflect the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Tranche B senior secured credit facility as the swap agreements are secured by the same collateral. In addition, the Company routinely monitors and updates its evaluation of counterparty risk, and based on such evaluation has determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

The fair value and carrying value of the Company’s long-term debt, including current maturities, was as follows:

(Millions)	March 31, 2010	December 31, 2009
Fair value	$6,367.8	$6,340.7
Carrying value	$6,295.0	$6,295.2

The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. When an active market is not available for certain bonds and bank notes, the fair market value is determined based on bid prices and broker quotes. In calculating the fair market value of the revolving line of credit and Windstream Holdings of the Midwest, Inc. bonds, an appropriate market price for the same or similar instruments in an active market is used considering credit quality, nonperformance risk and maturity of the instrument.

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

In addition, management of the Company is currently not aware of any environmental matters that, individually or in the aggregate, would have a material effect on the consolidated financial condition or results of operations of the Company.

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

The components of pension (including provision for executive retirement agreements) and postretirement expense were as follows for the three months ended March 31:

(Millions)	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	2010	2009	2010	2009
Benefits earned during the year	$4.3	$3.5	$—	$—
Interest cost on benefit obligation	15.1	14.2	1.2	2.3
Amortization of net actuarial loss	11.3	17.6	—	0.1
Amortization of prior service credit	—	—	(2.0)	(0.7)
Expected return on plan assets	(15.0)	(12.5)	—	—

Net periodic benefit expense (income)	$15.7	$22.8	$(0.8)	$1.7

Windstream contributed $2.0 million to the postretirement plan during the three months ended March 31, 2010, and expects to contribute an additional $8.0 million for postretirement benefits throughout the remainder of 2010, excluding amounts that will be funded by participant contributions to the plans. The Company does not expect to make any contributions to the qualified pension plan in 2010.

9.	Merger, Integration and Restructuring Charges:

Costs triggered by strategic transactions, including transaction, rebranding and system conversion costs are unpredictable by nature and are not included in the determination of segment income. Transaction costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the completed acquisitions of D&E, Lexcom and NuVox, and the pending acquisition of Iowa Telecommunication Services, Inc (“Iowa Telecom”) expected to be completed in 2010. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations. Restructuring charges, consisting primarily of severance and employee benefit costs, are triggered by the Company’s continued evaluation of its operating structure and identification of opportunities for increased operational efficiency and effectiveness. These costs should not necessarily be viewed as non-recurring, and are included in the determination of segment income. They are reviewed regularly by the Company’s decision makers and are included as a component of compensation targets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

9.	Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the merger, integration and restructuring charges recorded during the three months ended March 31:

	Three Months Ended
(Millions)	2010	2009
Merger and integration costs
Transaction costs associated with acquisitions (a)	$13.6	$—
Employee related transition costs (b)	9.1	—
Computer system and conversion costs	0.4	—
Signage and other rebranding costs	0.1	—

Total merger and integration costs	23.2	—
Restructuring charges (c)	—	(0.1)

Total merger, integration and restructuring charges	23.2	(0.1)

(a)	During the first quarter of 2010, the Company incurred acquisition related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of D&E, Lexcom and NuVox, as well as the pending acquisition of Iowa Telecom. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations.

(b)	During the first quarter of 2010, the Company incurred $8.1 million, $0.1 million and $0.9 million in employee transition costs, primarily severance related, for NuVox, D&E and Lexcom, respectively.

(c)	In 2009, the Company recorded a $0.1 million reduction in liabilities to reflect differences between estimated and actual costs paid associated with a work force reduction initiated during the fourth quarter of 2008.

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges for the three months ended March 31, 2010:

(Millions)
Balance, beginning of period	$6.6
Merger, integration and restructuring charges	23.2
Cash outlays during the period	(26.3)

Balance, end of period	$3.5

As of March 31, 2010, the Company had unpaid merger, integration and restructuring liabilities totaling $3.5 million, which consisted of $0.3 million in Valor lease termination costs and $3.2 million of accrued severance costs primarily associated with the integration of NuVox, D&E and Lexcom. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. Valor lease payments will be made over the remaining term of the lease, which expires in the third quarter of 2010. The severance and related employee costs will be paid during 2010 as positions are eliminated. Each of these payments will be funded through operating cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

10.	Comprehensive Income (Loss):

Comprehensive income was as follows:

	Three Months Ended
(Millions)	2010	2009
Net income	$74.1	$88.2

Other comprehensive income:
Defined benefit pension plans:

Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	11.3	17.6
Income tax expense	(4.3)	(6.8)

Change in pension plan	7.0	10.8

Postretirement plan:
Amounts included in net periodic benefit cost:
Amortization of prior service credits	(2.0)	(0.7)
Amortization of net actuarial loss	—	0.1
Income tax (expense) benefit	(4.1)	0.3

Change in postretirement plan	(6.1)	(0.3)

Change in employee benefit plans	0.9	10.5

Interest rate swaps:
Unrealized holding loss on interest rate swaps	(5.2)	—
Income tax (expense) benefit	2.0	(0.4)

Unrealized holding losses on interest rate swaps	(3.2)	(0.4)

Comprehensive income	$71.8	$98.3
Accumulated other comprehensive loss was as follows:
	March 31,	December 31,
(Millions)	2010	2009
Pension and postretirement plans	$(139.5)	$(140.4)
Unrealized holding losses on interest rate swaps:
Designated Portion	(69.9)	(66.5)
Undesignated Portion	(1.2)	(1.4)

Accumulated other comprehensive loss	$(210.6)	$(208.3)

11.	Earnings per Share:

Basic earnings per share was computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Windstream’s non-vested restricted shares that contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of basic earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Earnings per common share was computed by dividing the sum of distributed and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating non-vested restricted shares based on the pro-rata weighted average shares outstanding during the period.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

11.	Earnings per Share, Continued:

Beginning in the first quarter of 2010, Windstream began issuing non-vested restricted shares that contain a forfeitable right to receive dividends as part of its stock-based compensation plan. These shares are considered non-participating restricted shares and are dilutive under the two class method when the related performance conditions are satisfied. As of March 31, 2010, the performance conditions have not been satisfied for these shares.

Following is a reconciliation of net income and number of shares used in computing both basic and diluted earnings per share for the three months ended March 31:

(Millions, except per share amounts)	2010	2009
Basic and diluted earnings per share:
Numerator:
Net income	$74.1	$88.2
Net income allocable to participating non-vested restricted shares	(0.7)	(1.1)

Adjusted net income available to common shares	$73.4	$87.1

Denominator:
Weighted average common shares outstanding for the period	444.7	436.0

Basic and diluted earnings per share	$.17	$.20

The calculation of earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and the related shares from the denominator.

12.	Stock-Based Compensation Plans:

Under the 2006 Equity Incentive Plan (the “Incentive Plan”), the Company may issue a maximum of 10.0 million equity stock awards in the form of restricted stock units, stock appreciation rights or stock options. Restricted stock units and stock appreciation rights were limited to 8.5 million of the total awards issuable under the Incentive Plan. As of March 31, 2010, the Incentive Plan had remaining capacity of 2.0 million awards, of which 0.5 million were issuable in the form of restricted stock units or stock appreciation rights.

During February 2010, the Windstream Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan. The vesting periods and grant date fair value for shares issued during February 2010 was as follows:

	(Thousands)	Weighted Average Fair Value Per Share
	Number of Shares
Non-vested at December 31, 2009	2,890.7	$9.90
Granted	1,530.0	$10.30
Vested	(1,123.0)	$10.32
Forfeited	(31.9)	$9.67

Non-vested at March 31, 2010	3,265.8	$9.95

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

12.	Stock-Based Compensation Plans, Continued:

For performance based shares granted, the operating target for the first vesting period was approved by the Board of Directors in February 2010. While achievement of these performance targets remains uncertain, management has determined that it is probable that such targets will be met for fiscal year 2010.

The following table summarizes Windstream’s restricted stock activity for the three months ended March 31, 2010:

(Thousands)	Common Shares
Vest ratably over a three-year service period	871.0
Vest contingently over a three-year performance period	596.9
Vest one year from date of grant, service based (a)	62.1

Total granted	1,530.0

Grant date fair value (Millions)	$15.8

(a)	Represents shares granted to non-employee directors.

The weighted average grant date fair value for restricted stock granted was $15.8 million and $14.7 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, unrecognized compensation expense for non-vested Windstream restricted shares was $23.4 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.7 years. Stock-based compensation expense was $3.5 million and $5.2 million for the three months ended March 31, 2010 and 2009, respectively.

13.	Supplemental Guarantor Information:

In connection with the issuance of the 2013 Notes, the 2016 Notes, the 2017 Notes and the 2019 Notes (“the guaranteed notes”), certain of the Company’s wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor, provided guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. Following the acquisitions of NuVox, D&E and Lexcom, the guaranteed notes were amended to include certain subsidiaries of NuVox, D&E and Lexcom as guarantors.

The following information presents condensed consolidated statements of income for the three months ended March 31, 2010 and 2009, condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, and condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended March 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$194.6	$636.3	$(2.5)	$828.4
Product sales	—	8.0	11.5	—	19.5

Total revenues and sales	—	202.6	647.8	(2.5)	847.9
Costs and expenses:
Cost of services	—	58.9	237.9	(2.0)	294.8
Cost of products sold	—	7.7	8.6	—	16.3
Selling, general, administrative and other	0.3	16.8	94.8	(0.5)	111.4
Depreciation and amortization	—	54.8	100.6	—	155.4
Merger, integration and restructuring	—	—	23.2	—	23.2

Total costs and expenses	0.3	138.2	465.1	(2.5)	601.1
Operating income	(0.3)	64.4	182.7	—	246.8

Earnings from consolidated subsidiaries	138.1	30.1	1.5	(169.7)	—
Other income (expense), net	(0.1)	33.3	(33.5)	—	(0.3)
Intercompany interest income (expense)	18.4	(7.2)	(11.2)	—	—
Interest expense	(121.0)	(1.6)	(0.4)	—	(123.0)

Income before income taxes	35.1	119.0	139.1	(169.7)	123.5
Income tax expense (benefit)	(39.0)	33.8	54.6	—	49.4

Net income	$74.1	$85.2	$84.5	$(169.7)	$74.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended March 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$186.2	$536.2	$(1.6)	$720.8
Product sales	—	21.9	12.3	—	34.2

Total revenues and sales	—	208.1	548.5	(1.6)	755.0
Costs and expenses:
Cost of services	—	55.5	196.8	(1.1)	251.2
Cost of products sold	—	19.6	10.7	—	30.3
Selling, general, administrative and other	—	22.4	67.1	(0.5)	89.0
Depreciation and amortization	—	47.5	84.5	—	132.0
Merger, integration and restructuring	—	—	(0.1)	—	(0.1)

Total costs and expenses	—	145.0	359.0	(1.6)	502.4
Operating income	—	63.1	189.5	—	252.6

Earnings from consolidated subsidiaries	138.5	23.3	—	(161.8)	—
Other income (expense), net	0.9	28.2	(28.3)	—	0.8
Intercompany interest income (expense)	8.9	(3.9)	(5.0)	—	—
Interest expense	(97.6)	(1.5)	(0.6)	—	(99.7)

Income before income taxes	50.7	109.2	155.6	(161.8)	153.7
Income tax expense (benefit)	(37.5)	36.6	66.4	—	65.5

Net income	$88.2	$72.6	$89.2	$(161.8)	$88.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of March 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$529.9	$30.1	$20.1	$—	$580.1
Accounts receivable (less allowance for doubtful accounts of $15.7)	0.1	88.8	236.1	(4.0)	321.0
Inventories	—	22.5	9.4	—	31.9
Deferred income taxes	12.2	10.6	4.5	—	27.3
Prepaid expenses and other	5.9	10.7	39.5	—	56.1

Total current assets	548.1	162.7	309.6	(4.0)	1,016.4
Investments in consolidated subsidiaries	8,907.8	1,106.3	319.8	(10,333.9)	—
Goodwill and other intangibles, net	—	2,563.7	1,484.7	—	4,048.4
Net property, plant and equipment	7.6	1,134.4	3,025.2	—	4,167.2
Other assets	59.0	346.3	25.7	(335.6)	95.4
Total Assets	$9,522.5	$5,313.4	$5,165.0	$(10,673.5)	$9,327.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17.1	$1.2	$14.0	$(4.0)	$28.3
Current portion of interest rate swaps	46.2	—	—	—	46.2
Accounts payable	12.8	59.8	106.1	—	178.7
Affiliates payable, net	2,679.8	203.9	(2,883.7)	—	—
Advance payments and customer deposits	—	7.1	103.4	—	110.5
Accrued dividends	114.2	—	—	—	114.2
Accrued taxes	(67.0)	53.0	101.6	—	87.6
Accrued interest	104.1	3.4	1.0	—	108.5
Other current liabilities	10.4	7.0	30.0	—	47.4

Total current liabilities	2,917.6	335.4	(2,527.6)	(4.0)	721.4
Long-term debt	6,134.8	100.8	366.7	(335.6)	6,266.7
Deferred income taxes	(42.0)	680.3	774.2	—	1,412.5
Other liabilities	109.2	17.1	397.6	—	523.9
Total liabilities	9,119.6	1,133.6	(989.1)	(339.6)	8,924.5
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	41.4	82.5	(123.9)	—
Additional paid-in capital	268.1	3,680.3	3,159.9	(6,840.2)	268.1
Accumulated other comprehensive loss	(210.6)	(2.8)	(139.4)	142.2	(210.6)
Retained earnings	345.4	460.9	3,051.1	(3,512.0)	345.4

Total shareholders’ equity	402.9	4,179.8	6,154.1	(10,333.9)	402.9
Total Liabilities and Shareholders’ Equity	$9,522.5	$5,313.4	$5,165.0	$(10,673.5)	$9,327.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet As of December 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1,046.5	$1.2	$15.2	$—	$1,062.9
Accounts receivable (less allowance for doubtful accounts of $18.5)	0.2	97.3	199.0	(4.8)	291.7
Inventories	—	17.1	9.0	—	26.1
Deferred income taxes	15.6	0.7	5.4	—	21.7
Prepaid expenses and other	19.8	4.8	29.0	—	53.6

Total current assets	1,082.1	121.1	257.6	(4.8)	1,456.0
Investments in consolidated subsidiaries	8,385.3	1,012.2	321.6	(9,719.1)	—
Goodwill and other intangibles, net	0.1	2,109.0	1,488.6	—	3,597.7
Net property, plant and equipment	7.6	1,073.5	2,911.5	—	3,992.6
Other assets	60.4	350.5	23.9	(335.7)	99.1
Total Assets	$9,535.5	$4,666.3	$5,003.2	$(10,059.6)	$9,145.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13.7	$—	$14.9	$(4.8)	$23.8
Current portion of interest rate swaps	45.8	—	—	—	45.8
Accounts payable	9.8	26.5	122.2	—	158.5
Affiliates payable, net	2,735.4	124.6	(2,860.0)	—	—
Advance payments and customer deposits	—	4.5	90.7	—	95.2
Accrued dividends	109.2	—	—	—	109.2
Accrued taxes	(14.3)	26.0	48.9	—	60.6
Accrued interest	153.7	1.7	0.6	—	156.0
Other current liabilities	11.3	6.0	42.9	—	60.2

Total current liabilities	3,064.6	189.3	(2,539.8)	(4.8)	709.3
Long-term debt	6,140.7	99.6	366.8	(335.7)	6,271.4
Deferred income taxes	(45.9)	635.0	782.9	—	1,372.0
Other liabilities	115.4	15.2	401.4	—	532.0
Total liabilities	9,274.8	939.1	(988.7)	(340.5)	8,884.7
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	41.4	82.4	(123.8)	—
Additional paid-in capital	83.6	3,296.8	3,150.4	(6,447.2)	83.6
Accumulated other comprehensive loss	(208.3)	(2.8)	(140.3)	143.1	(208.3)
Retained earnings	385.4	391.8	2,899.4	(3,291.2)	385.4

Total shareholders’ equity	260.7	3,727.2	5,991.9	(9,719.1)	260.7
Total Liabilities and Shareholders’ Equity	$9,535.5	$4,666.3	$5,003.2	$(10,059.6)	$9,145.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Three Months Ended March 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$74.1	$85.2	$84.5	$(169.7)	$74.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	54.8	100.6	—	155.4
Provision for doubtful accounts	—	1.8	6.8	—	8.6
Stock-based compensation expense	—	0.5	3.0	—	3.5
Pension and postretirement benefits expense	—	2.4	12.5	—	14.9
Equity in earnings from subsidiaries	(138.1)	(30.1)	(1.5)	169.7	—
Deferred taxes	9.2	0.3	(2.4)	—	7.1
Other, net	3.1	0.1	0.1	—	3.3
Changes in operating assets and liabilities, net:	(149.5)	210.2	(154.1)	—	(93.4)

Net cash provided from (used in) operations	(201.2)	325.2	49.5	—	173.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(16.8)	(43.7)	—	(60.5)
Acquisition of NuVox, net of cash acquired	(198.4)	—	—	—	(198.4)
Other, net	—	0.6	—	—	0.6

Net cash used in investing activities	(198.4)	(16.2)	(43.7)	—	(258.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(109.2)	—	—	—	(109.2)
Repayment of debt	(3.5)	(281.0)	—	—	(284.5)
Other, net	(4.3)	0.9	(0.9)	—	(4.3)

Net cash used in financing activities	(117.0)	(280.1)	(0.9)	—	(398.0)
Increase (decrease) in cash and cash equivalents	(516.6)	28.9	4.9	—	(482.8)
Cash and Cash Equivalents:
Beginning of period	1,046.5	1.2	15.2	—	1,062.9

End of period	$529.9	$30.1	$20.1	$—	$580.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Three Months Ended March 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$88.2	$72.6	$89.2	$(161.8)	$88.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	47.5	84.5	—	132.0
Provision for doubtful accounts	—	2.3	7.0	—	9.3
Stock-based compensation expense	—	0.6	4.6	—	5.2
Pension and postretirement benefits expense	—	6.9	17.6	—	24.5
Equity in earnings from subsidiaries	(138.5)	(23.3)	—	161.8	—
Deferred taxes	14.4	10.2	11.8	—	36.4
Other, net	1.5	(0.1)	0.1	—	1.5
Changes in operating assets and liabilities, net:	184.1	(103.1)	(163.1)	—	(82.1)

Net cash provided from operations	149.7	13.6	51.7	—	215.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(14.2)	(48.6)	—	(62.8)

Net cash used in investing activities	—	(14.2)	(48.6)	—	(62.8)
Cash Flows from Financing Activities:
Dividends paid on common shares	(109.9)	—	—	—	(109.9)
Stock repurchase	(20.7)	—	—	—	(20.7)
Repayment of debt	(3.5)	(0.1)	—	—	(3.6)
Other, net	(2.4)	—	—	—	(2.4)

Net cash used in financing activities	(136.5)	(0.1)	—	—	(136.6)
Increase (decrease) in cash and cash equivalents	13.2	(0.7)	3.1	—	15.6
Cash and Cash Equivalents:
Beginning of period	282.8	1.0	12.8	—	296.6

End of period	$296.0	$0.3	$15.9	$—	$312.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

14.	Pending Transaction:

On November 23, 2009, we entered into an agreement and plan of merger, pursuant to which we will acquire all of the issued and outstanding shares of common stock of Iowa Telecom. Under the terms of the merger agreement, Iowa Telecom shareholders will receive 0.804 shares of common stock of Windstream and $7.90 in cash per each share of Iowa Telecom common stock. We expect to issue approximately 26.5 million shares of Windstream common stock and pay approximately $261.0 million in cash as part of the transaction. We also will repay estimated net debt of approximately $598.0 million. This acquisition is expected to close during the second quarter pending Federal Communications Commission approval. As of December 31, 2009, Iowa Telecom provided service to approximately 253,000 access lines, 95,000 high-speed Internet customers and 27,000 digital television customers in Iowa and Minnesota.

15.	Subsequent Event:

On May 5, 2010, Windstream declared a dividend of 25 cents per share on the Company’s common stock, which is payable on July 15, 2010 to stockholders of record on June 30, 2010.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

On July 17, 2006, Alltel Corporation, which has subsequently merged with Verizon Communications, Inc. (“Alltel”), completed the spin off of its wireline telecommunications division and immediately merged with and into Valor Communications Group Inc. (“Valor”), with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation (“Windstream”, “we”, or the “Company”), which is a customer-focused telecommunications company that provides phone, high-speed Internet and digital television services. The Company also offers a wide range of IP-based voice and data services and advanced phone systems and equipment to businesses and government agencies. As of March 31, 2010, the Company served approximately 3.1 million access lines and 1.2 million high-speed Internet customers located primarily in rural areas in 21 states.

The sections that follow provide an overview of our results of operations and highlight key trends and uncertainties in our business to the extent practicable. Certain statements set forth below constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of Windstream’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2010, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

EXECUTIVE SUMMARY

Among the highlights in the first quarter of 2010:

•

Windstream completed the acquisition of NuVox, Inc. (“NuVox”) on February 8, 2010. The Company expects to achieve significant synergies through the combination of this company with existing Windstream operations.

•

Data and integrated solution connections, which includes high-speed Internet, increased by approximately 139,000 during the three months ended March 31, 2010, of which 104,000 were attributable to the acquisition of NuVox. Excluding connections acquired from Lexcom, Inc. (“Lexcom”), D&E Communications, Inc. (“D&E”) and NuVox totaling 159,000, data and integrated solution connections increased by 9.6 percent during the twelve months ended March 31, 2010.

•

Voice lines decreased by approximately 24,000 during the three months ended March 31, 2010. Excluding voice lines acquired from Lexcom and D&E totaling 165,000, voice lines declined by 4.2 percent during the twelve months ended March 31, 2010.

•

Revenues and sales increased $92.9 million, as compared to the first quarter of 2009, primarily due to post-acquisition revenues generated from businesses acquired during the fourth quarter of 2009 and the first quarter of 2010. Partially offsetting these increases were decreases attributable to voice lines losses and declines in product sales associated with the disposition of the out-of-territory product distribution operations during 2009.

•

Operating income decreased $5.8 million, as compared to the first quarter of 2009, primarily due to the $23.2 million of merger and integration charges incurred in conjunction with the businesses acquired during the fourth quarter of 2009 and the first quarter of 2010. These merger and integration charges were partially offset by the operating income generated from acquired businesses totaling $18.4 million.

•

Interest expense increased by $23.3 million, as compared to the first quarter of 2009, primarily due to interest incurred on additional debt of $1,100.0 million issued to finance the acquisitions of Lexcom, D&E and NuVox as well as the pending acquisition of Iowa Telecommunications Services, Inc. (“Iowa Telecom”).

•

The Company generated cash flows from operations of $173.5 million for the three months ended March 31, 2010, a decrease of 19.3 percent compared to the same period in 2009. Approximately $21.0 million and $20.0 million of the decrease was attributable to the payment of pre-spin deferred compensation obligations assumed from Alltel and merger and integration costs, respectively. Cash flows from operations were used to fund capital expenditures of $60.5 million and to pay $109.2 million in dividends to shareholders.

We expect to continue to face significant challenges resulting from competition in the telecommunications industry. To address these challenges, we are focused on growing our consumer high-speed Internet service and business channel revenues, which represented approximately 51 percent and 43 percent of total revenues for the periods ended March 31, 2010 and 2009, respectively. We expect continued growth in demand for these services across our customer base. In addition, we believe that our strategy of bundling consumer voice services with our high-speed Internet service offering will allow us to add new customers and help mitigate churn.

STRATEGIC TRANSACTIONS

Pending Transactions

On November 23, 2009, we entered into an agreement and plan of merger, pursuant to which we will acquire all of the issued and outstanding shares of common stock of Iowa Telecom based in Newton, Iowa. Under the terms of the Iowa Telecom merger agreement, Iowa Telecom shareholders will receive 0.804 shares of common stock of Windstream and $7.90 in cash per each share of Iowa Telecom common stock. We expect to issue approximately 26.5 million shares of Windstream common stock and pay approximately $261.0 million in cash as part of the transaction. We also expect to repay estimated net debt of approximately $598.0 million. This acquisition is expected to close during the second quarter pending Federal Communications Commission approval. As of December 31, 2009, Iowa Telecom provided service to approximately 253,000 access lines, 95,000 high-speed Internet customers and 27,000 digital television customers in Iowa and Minnesota. The completion of this acquisition will provide the Company with increased scale and opportunities for approximately $35.0 million in operating synergies with existing Windstream operations.

Acquisitions

On February 8, 2010, we completed our previously announced acquisition of NuVox, a competitive local exchange carrier based in Greenville, South Carolina. Consistent with the Company’s focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 104,000 data and integrated solution connections in 16 states and provides opportunities for approximately $30.0 million in operating synergies with contiguous Windstream markets. In accordance with the NuVox merger agreement, Windstream acquired all of the issued and outstanding shares of NuVox common stock for $198.4 million in cash, net of cash acquired, and issued approximately 18.7 million shares of Windstream common stock valued at $185.0 million on the date of issuance. Windstream also repaid outstanding indebtedness of NuVox, including related interest rate swap liabilities, of approximately $281.0 million.

On November 10, 2009, we completed our previously announced merger with D&E, which as of the date of acquisition served approximately 110,000 incumbent local exchange carrier access lines, 35,000 competitive local exchange carrier access lines, 45,000 high-speed Internet customers and 9,000 cable television customers. This acquisition increased Windstream’s presence in Pennsylvania and provided opportunities for approximately $25.0 million in operating synergies with contiguous Windstream markets. Pursuant to the merger agreement, Windstream acquired all of the issued and outstanding shares of D&E common stock for $56.6 million, net of cash acquired, and issued 9.4 million shares of Windstream common stock valued at $94.6 million on the date of issuance. Windstream also repaid outstanding indebtedness of D&E totaling $182.4 million.

On December 1, 2009, Windstream acquired all of the issued and outstanding shares of Lexcom for approximately $138.7 million in cash, net of cash acquired. As of the date of acquisition, Lexcom served approximately 22,000 access lines, 9,000 high-speed Internet customers and 12,000 cable television customers in North Carolina. This acquisition increased Windstream’s presence in North Carolina and provided opportunities for approximately $5.0 million in operating synergies with contiguous Windstream markets.

Disposition

On August 21, 2009, Windstream completed the sale of its out-of-territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. The out-of-territory product distribution operations primarily consisted of product inventory with a carrying value of $4.9 million and customer relationships outside of Windstream’s telecommunications operating territories. These operations were not central to the Company’s strategic goals in its core communications business. Product revenues from these operations totaled $12.8 million during the three month period ended March 31, 2009, with related cost of products sold of $11.3 million for the same period in 2009.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results as of March 31:

	Three Months Ended March 31,
(Millions)	2010	2009
Revenues and sales:
Service revenues:
Consumer	$333.2	$333.6
Business	339.0	245.5
Wholesale	156.2	141.7

Total service revenues	828.4	720.8
Product sales	19.5	34.2

Total revenues and sales	847.9	755.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	294.8	251.2
Cost of products sold	16.3	30.3
Selling, general, administrative and other	111.4	89.0
Depreciation and amortization	155.4	132.0
Restructuring charges	—	(0.1)
Merger and integration costs	23.2	—

Total costs and expenses	601.1	502.4
Operating income	246.8	252.6

Other income, net	(0.3)	0.8
Interest expense	(123.0)	(99.7)

Income before income taxes	123.5	153.7
Income taxes	49.4	65.5

Net income	$74.1	$88.2
Basic and diluted earnings per share
Net income	$.17	$.20

(Thousands)	2010	2009
Voice lines in service:
Consumer	1,946.7	1,921.2
Business	927.9	907.4
Wholesale (a)	15.9	19.0

Total voice lines in service	2,890.5	2,847.6

Data and integrated solutions:
High-speed Internet	1,167.9	1,009.7
Advanced data and integrated solutions (b)	142.7	40.2

Total data and integrated solutions	1,310.6	1,049.9
Special access circuits	81.4	77.6
Access lines (c)	3,114.6	2,965.4
Digital satellite television customers	381.8	315.1

(a)	Wholesale units include unbundled network elements and pay stations.

(b)	Advanced data and integrated solutions consists of private line, virtual LAN and virtual private network services as well as services that offer integrated data and voice solutions.

(c)	Access lines include voice lines, special access circuits and advanced data and integrated solutions.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to residential customers. Consumer revenues are expected to continue to be impacted by unfavorable voice line trends attributable to competition from cable television providers, wireless communications providers and voice service providers using other emerging technologies. For the twelve months ended March 31, 2010, consumer voice lines increased by approximately 26,000 or 1.3 percent. Excluding the impact of acquired businesses, consumer voice lines declined by approximately 68,000 or 3.5 percent.

Increasing demand for high-speed Internet service, together with continued migration to higher speeds, are expected to continue to offset some of the consumer revenue declines from the unfavorable voice line trends noted above. For the twelve months ended March 31, 2010, consumer high-speed Internet customers increased by approximately 144,000, or 16.0 percent. Excluding the impact of acquired businesses, consumer high-speed Internet customers increased by approximately 98,000, or 10.9 percent. As of March 31, 2010, we provided high-speed Internet service to approximately 57.3 percent of primary residential lines in service. As of March 31, 2010, approximately 75 percent of our primary residential voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2010, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service continues to shrink.

To combat competitive pressures in our markets, we continue to emphasize our bundle service strategy and enhance our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice line, package minute long distance plans, high-speed Internet and video services. These service bundles, including our latest bundles that carry a price-for-life guarantee, have positively impacted our operating trends. We will continue to focus our sales and marketing efforts on promotion of price-for-life and other bundle service offerings, which we believe will allow us to compete effectively for new customers and reduce customer churn.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended March 31, 2010
	Increase
(Millions)	(Decrease)%
Due to acquired companies	$16.2
Due to increases in high-speed Internet revenues (a)	6.3
Due to decreases in miscellaneous revenues (b)	(1.9)
Due to decreases in voice and long distance revenues (c)	(21.0)
Total consumer revenues	$(0.4)	0%

(a)	Increases in high-speed Internet revenues are primarily due to the increase in high-speed Internet customers, previously discussed.

(b)	Decreases in miscellaneous revenues were primarily attributable to declines in service fees associated with the decline in voice lines.

(c)	Decreases in voice service revenues were primarily attributable to declines in voice lines and to the impact of discounts on voice features included in the Company’s bundle offerings. Partially offsetting these declines were increases in long distance revenues associated with the continued migration of customers from one-plus calling to unlimited and packaged minute long distance calling plans.

Business Service Revenues

Business service revenues are generated through the provision of data services and integrated solutions as well as voice services to business customers. For the twelve months ended March 31, 2010, advanced data and integrated solution connections increased by approximately 103,000. Excluding the impact of acquired businesses, these connections increased by approximately 2,000 or 4.4 percent. We experience competition in the business channel from cable, wireless, and other incumbent and competitive local telecommunication service providers. To meet competitive demands, we are continuing to deploy next generation data service into our service territories and, in the first quarter of 2010, we reorganized our service and delivery teams to better align our activities with the needs of our business customers. We expect revenues in the business channel to be favorably impacted by increasing demand for data and integrated data and voice services, and through the expansion of our competitive local exchange carrier services into targeted markets located contiguously with existing Windstream operations. However, continued weakness in the overall economic environment may have the effect of suppressing near term growth in these revenues.

For the twelve months ended March 31, 2010, business voice lines increased by approximately 20,000. Excluding the impact of acquired businesses, business voice lines decreased by approximately 47,000, or 5.2 percent. We believe that weakness in the overall economy has had an unfavorable impact on our business voice lines. In addition, voice lines have been unfavorably impacted by customer migration to integrated communications solutions capable of delivering both voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended March 31, 2010
	Increase
(Millions)	(Decrease)%
Due to acquired companies	$95.3
Due to increase in special access revenues (a)	3.3
Due to increases in high-speed Internet revenues (b)	1.8
Due to increases in data revenues	0.8
Due to decreases in voice and long distance revenues (c)	(7.7)
Total business revenues	$93.5	38%

(a)	Increases in special access revenues, which primarily represent monthly flat-rate charges for dedicated circuits, were attributable to strong demand from wireless and other carriers.

(b)	Increases in high-speed Internet revenues are primarily due to the increase in high-speed Internet customers, previously discussed.

(c)	Decreases in voice service revenues were primarily attributable to the decline in voice lines.

Wholesale Service Revenues

Wholesale service revenues consist of access charges to other carriers for terminating traffic on our network, universal service fund (“USF”) revenues which subsidize the cost of providing wireline services, and voice and data services sold on a wholesale basis to competing carriers. Revenues from these sources are expected to decline due to unfavorable trends in consumer, business and wholesale voice lines.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended March 31, 2010
	Increase
(Millions)	(Decrease)%
Due to acquired companies	$16.8
Due to increases in USF revenues (a)	3.3
Due to decreases in voice and miscellaneous revenues	(0.7)
Due to decreases in switched access revenues (b)	(4.9)
Total wholesale revenues	$14.5	10%

(a)	Increases in federal USF contributions are primarily due to an increase in the USF contribution factor from 9.5 percent to 14.1 percent for the quarters ended March 31, 2009 and 2010, respectively. This increase resulted in a proportionate increase in federal USF expense included in cost of services below.

(b)	Decreases in switched access revenues are due to continued voice line loss and the Company’s phased reduction of interstate access rates. On July 1, 2009, the Company implemented another phase of rate reductions, resulting in a decline in switched access revenues of $1.2 million for the three months ended March 31, 2010, as compared to the same period of 2009.

Product Sales

Product sales primarily consist of sales of data and communications equipment to business and governmental customers. In addition, we offer high-speed Internet modems, computers and other equipment to our residential consumers. The following table reflects the primary drivers of year-over-year changes in product sales revenues:

	Three Months Ended March 31, 2010
	Increase
(Millions)	(Decrease)%
Due to acquired companies	$0.3
Due to decreases associated with disposal of the out-of-territory product distribution operations	(12.8)
Due to increases in consumer product sales	1.2
Due to decreases in business product sales (a)	(3.4)
Total product sales	$(14.7)	(43)%

(a)	Decreases in business product sales are primarily due to lower demand for these products, which we believe was attributable to the postponement of purchasing decisions by some businesses as a result of continued weakness in the overall economic environment.

Cost of Services

Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense (costs incurred by the Company to access the public switched network and to transport traffic to the Internet), bad debt expense and business taxes. Interconnection expenses in operations acquired from NuVox include charges from the incumbent local exchange provider to lease network components required for service delivery. As a result, we expect interconnection expenses in these operations to be higher as a percentage of revenues than these same costs incurred in Windstream’s legacy markets. The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended March 31, 2010
	Increase
(Millions)	(Decrease)%
Due to acquired companies	$60.4
Due to increases in federal USF expenses (a)	3.3
Due to decreases in business taxes (b)	(1.0)
Due to decreases in network operations (c)	(2.1)
Due to decreases in interconnection expense (d)	(3.6)
Due to decreases in storm-related expenses (e)	(6.0)
Due to decreases in pension expense (f)	(6.8)
Other	(0.6)
Total cost of services	$43.6	17%

(a)	Increases in federal USF contributions are primarily due to an increase in the USF contribution factors from 9.5 percent to 14.1 percent for the quarters ended March 31, 2009 and 2010, respectively. This increase resulted in a proportionate increase in federal USF revenues.

(b)	Decreases in business taxes are attributable to lower assessments for property taxes.

(c)	Decreases in network operations expenses are primarily attributable to the workforce reductions announced in the third quarter of 2009.

(d)	Decreases in interconnection expenses are due to the favorable impact of network efficiency projects, the impact of voice line losses and rate reductions. Partially offsetting these decreases were increases associated with purchases of higher capacity circuits to service the growth in data customers.

(e)	Decreases in storm-related expenses were associated with the Company’s efforts to repair network facilities damaged by severe ice storms primarily in our Kentucky service areas during the first quarter of 2009.

(f)	Decreases in pension expense are attributable to lower pension amortization in 2010 as a result of the $152.0 million, or 23.2 percent, return generated on pension plan assets during 2009.

Cost of Products Sold

Cost of products sold represent the cost of equipment sold to business and residential customers. The following table reflects the primary drivers of year-over-year changes in cost of product sold:

	Three Months Ended March 31, 2010
	Increase
(Millions)	(Decrease)%
Due to acquired companies	$0.4
Due to decreases associated with disposal of the out-of-territory product distribution operations	(11.3)
Due to decreases in equipment sales to business customers	(1.1)
Due to decreases in residential costs of product sold and other	(2.0)
Total cost of products sold	$(14.0)	(46)%

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

	Three Months Ended March 31, 2010
	Increase
(Millions)	(Decrease)%
Due to acquired companies	$23.4
Due to decreases in pension expense (a)	(1.0)
Total selling, general, administrative and other expenses	$22.4	25%

(a)	Decreases in pension expense are attributable to lower pension amortization in 2010 as a result of the $152.0 million, or 23.2 percent, return generated on pension plan assets during 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended March 31, 2010
	Increase
(Millions)	(Decrease)%
Due to depreciation of acquired companies	$18.7
Due to amortization of intangible assets acquired in the purchase of acquired businesses	5.2
Other	(0.5)
Total depreciation and amortization expense	$23.4	18%

Restructuring Charges

We continually evaluate our operating structure to identify opportunities for increased operational efficiency and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Restructuring charges, consisting primarily of severance and employee benefit costs, are sometimes triggered as a result of these efforts. These costs should not necessarily be viewed as non-recurring. In addition, restructuring charges are reviewed regularly by the Company’s decision makers and are included as a component of compensation targets.

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

Merger and Integration Costs

Merger and integration costs are unpredictable by nature and include costs incurred during strategic transactions such as transaction costs, rebranding costs and system conversion costs. Set forth below is a summary of merger and integration costs for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2010	2009
Transaction costs associated with the acquisition of D&E	$1.8	$—
Transaction costs associated with the acquisition of Lexcom	0.4	—
Transaction costs associated with the acquisition of NuVox	10.8	—
Transaction costs associated with the acquisition of Iowa Telecom	1.1	—
Employee-related transaction costs	9.1	—

Total merger and integration costs	$23.2	$—

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of March 31, 2010 the Company had unpaid merger, integration and restructuring liabilities totaling $3.5 million, which consisted of $0.3 million of Valor lease termination costs and $3.2 million of accrued severance costs primarily associated with the integration of D&E, Lexcom and NuVox. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. Valor lease payments will be made over the remaining term of the lease expiring in the third quarter of 2010. Each of these payments will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $5.8 million, as compared to the first quarter of 2009, primarily due to the $23.2 million in merger and integration charges incurred in conjunction with efforts to integrate the businesses acquired during 2009 and 2010. Partially offsetting this decrease, were increases attributable to the operating income generated from these same businesses.

Other Income, Net

Other income, net was comprised of the following for the three months ended March 31:

(Millions)	2010	2009
Interest income on cash and cash equivalents	$0.2	$0.6
Interest expense on undesignated swaps	(1.3)	(0.9)
Mark-to-market of interest rate swap agreement	(0.5)	—
Other income, net	1.3	1.1

Other income, net	$(0.3)	$0.8

Other income, net decreased $1.1 million in the three months ended March 31, 2010, as compared to the same period of 2009. Decreases were primarily due to a $0.5 million loss recognized in the three months ended March 31, 2010, from the change in the market value of the undesignated swaps and a $0.4 million increase in the interest expense incurred on the undesignated swaps.

Interest Expense

Interest expense was as follows for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2010	2009
Senior secured credit facility, Tranche A	$1.7	$2.4
Senior secured credit facility, Tranche B, net of interest rate swaps	24.2	22.9
Senior secured credit facility, revolving line of credit	1.1	1.2
Senior unsecured notes	86.7	63.8
Notes issued by subsidiaries	9.6	9.8
Other interest expense	0.1	0.1
Less capitalized interest expense	(0.4)	(0.5)

Total interest expense	$123.0	$99.7

Interest expense increased $23.3 million, or 23.4 percent, in the three months ended March 31, 2010, as compared to the same period of 2009. This increase was primarily attributable to interest incurred on the $1,100.0 million in senior unsecured notes issued during the fourth quarter of 2009, and the 125 basis point increase on the Tranche B2 extension (See Note 5). The weighted-average interest rate paid on the Company’s long-term debt during the first quarter of 2010 was 7.8 percent, as compared to 7.4 percent for the same period of 2009.

Income Taxes

Income tax expense decreased $16.1 million, or 24.6 percent, for the quarter ended March 31, 2010, as compared to the same period of 2009. The decrease in income tax expense is due to the Company’s decrease in income before taxes and a discrete item recognized in the first quarter of 2009 that increased 2009 income tax expense but has no impact to 2010. The Company’s effective tax rate decreased to 40.0 percent for the quarter ended March 31, 2010 as compared to 42.6 percent in the corresponding period of 2009. This decrease was primarily due to the discrete item recognized in the first quarter of 2009. Provisions associated with the enactment of the Patient Protection and Affordable Care Act on March 23, 2010 and the Health Care and Education Affordability Reconciliation Act of 2010 on March 30, 2010 eliminated the tax deduction related to Medicare Part D subsidies projected to be received in connection with post-employment benefits. The impact of these changes did not have a material impact on Windstream’s tax expense or effective tax rate.

For 2010, the Company’s annualized effective income tax rate is expected to range between 37.5 and 38.5 percent, excluding one-time discrete items. Changes in the relative profitability of the Company, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on its expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

Regulatory Matters

Our incumbent local exchange carrier subsidiaries (collectively the “ILECs”) are regulated by both federal and state agencies. Interstate products and services and the related earnings are subject to federal regulation by the Federal Communications Commission (“FCC”) and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over interstate switched and special access rates and high-speed Internet service offerings and regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. State PSCs have principal jurisdiction over matters including local service rates, intrastate access rates, quality of service, the disposition of public utility property, and the issuance of securities or debt by the local operating companies. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.

Federal Regulation and Legislation

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, the ARRA allocated approximately $7.2 billion for the expansion of broadband services to unserved and underserved areas. The Company filed numerous applications with the Rural Utilities Service (“RUS”) for $238.0 million in grants on projects with a total estimated cost of $320.0 million to expand broadband availability and offer faster high-speed Internet service to more than half a million homes and businesses in its service area. If the applications, or a subset of the applications, are funded by the RUS, the Company will be required to provide 25 percent of the total project cost. RUS will notify applicants no later than September 30, 2010 as to whether their applications were approved.

On March 16, 2010, the FCC released the National Broadband Plan (“NBP”). Implementation of the NBP will entail many rulemakings, since the NBP itself is not self-effectuating. The FCC has issued a Broadband Action Agenda (the “Agenda”) that will be initiated in 2010. Among other issues, the Agenda proposes action on universal service, intercarrier compensation, special access, wholesale competition policy, and safeguards intended to protect against cyberattacks and ensure the nation’s communications infrastructure is robust. The Company cannot predict the ultimate outcome of these action items or the impact on our revenues and expenses.

The following table reflects the minute-driven components of Windstream’s inter-carrier compensation revenues for the three months ended March 31, 2010:

Revenues

	Originating Traffic		Terminating Traffic
	Minutes	Rate	Minutes	Rate
	(Thousands)		(Thousands)
Interstate switched access	823,546	$0.0060	779,879	$0.0060
Intrastate switched access	559,928	$0.0320	613,795	$0.0410
Local interconnection	—	—	1,123,634	$0.0100

In addition, inter-carrier and reciprocal compensation expense totaled $30.9 million for the three months ended March 31, 2010.

Windstream has been and will remain actively engaged in proceedings that address reforms contemplated by the National Broadband Plan. In particular, Windstream has filed proposals for intercarrier compensation and universal service reform with the FCC. Windstream continues to support reform that provides adequate and targeted universal service support as well as intercarrier compensation reform that provides adequate transitions and a reasonable opportunity to recover revenue reductions.

State Regulation

Most states in which our ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services. We have elected alternative regulation for our ILEC subsidiaries in all states except New York. We continue to evaluate alternative regulation options in New York where our ILEC subsidiary remains subject to rate-of-return regulation.

On April 14, 2010, the Georgia legislature passed an access reform bill that would reduce Windstream’s intrastate switched access rates to interstate levels over a five-year period. The bill allows Windstream to recover revenue losses through local rate increases and support from a new state universal service fund. The Governor is expected to sign this bill into law.

State USF and Texas Large Company High Cost Program Settlement

We recognize revenue from state universal service funds in a limited number of states in which we operate. In the first quarter of 2010, Windstream received $33.5 million in state universal service support, which included approximately $24.9 million from the Texas USF, as compared to $32.1 million in state universal service support, which included approximately $24.4 million from the Texas USF, in the same period of 2009. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During the three months ended March 31, 2010, the Company generated $173.5 million in cash flows from operations and ended the quarter with $580.1 million in cash and cash equivalents. At March 31, 2010, current maturities of long-term debt were $28.3 million. We expect that cash on hand, along with cash generated from operations during the year, will be adequate to finance the ongoing operating requirements, capital expenditures, scheduled principal and interest payments of long-term debt and the payments of dividends in 2010. In addition, we expect these same sources, together with available capacity under our $500.0 million revolving credit facility (see Note 5), will be sufficient to finance the acquisition of Iowa Telecom, as well as any temporary cash needs.

During the three months ended March 31, 2010, the assets of Windstream’s pension plan have increased 1.5 percent from approximately $784.0 million to $795.6 million primarily due to a return on plan assets of $29.0 million, or 3.7 percent. Partially offsetting these increases were $17.4 million in routine benefit payments and administrative expenses. The Company does not expect to have any cash contribution requirements in 2010. The amount and timing of future contributions to the plan will depend on various factors including the finalization of funding regulations, future investment performance, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.

The Company’s Board of Directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors and is subject to the Company’s restricted payment capacity under its debt covenants as further discussed below. Dividends paid to shareholders were $0.25 per share during the first quarter of 2010, totaling $109.2 million. Windstream also paid $114.0 million to shareholders in April 2010 pursuant to a $0.25 quarterly dividend declared during the first quarter of 2010.

As of March 31, 2010, the Company had approximately $925.0 million of restricted payment capacity as governed by its credit facility. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. The Company will continue to opportunistically consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

Currently, the Company has $6,295.0 million in long-term debt outstanding, including current maturities. This outstanding debt is primarily comprised of approximately $2,144.9 million secured primarily under the Company’s senior secured credit facilities and approximately $4,150.1 million in unsecured senior notes. Scheduled principal payments on debt outstanding as of March 31, 2010 total $20.3 million for the balance of 2010. Scheduled maturities for each of the fiscal years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter are $139.4 million, $50.4 million, $1,242.6 million, $10.8 million, $1,421.4 million and $3,410.1, respectively. We expect that cash flows from operations will be sufficient to fund scheduled principal and interest payments through fiscal 2012. We would anticipate refinancing the majority of the principal amounts maturing in fiscal 2013 as we do not expect that cash flows from operations will be sufficient to fund the scheduled maturities. See also our discussion of “Windstream’s substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms” within “Risk Factors” in Item 1A of Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.

The terms of the senior secured credit facilities and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios, restrict its ability to incur additional indebtedness and limit its cash payments. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, as previously described, as well as restrictions on capital expenditures. For 2010, the Company has capacity to spend $660.5 million, which includes $169.6 million of unused capacity from 2009 and $40.9 million in additional capacity attributable to the adjusted earnings before interest, taxes, depreciation and amortization of D&E, Lexcom and NuVox.

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

(Millions, except ratios)	March 31, 2010
Gross Leverage ratio:
Total debt	$6,295.0

Operating income, last twelve months	$951.1
Depreciation and amortization, last twelve months	561.2
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	300.0

Adjusted EBITDA	$1,812.3

Leverage ratio (b) (c)	3.47

Maximum gross leverage ratio allowed	4.50

Interest coverage ratio:
Adjusted EBITDA	$1,812.3

Interest expense, last twelve months	$433.5
Adjustments required by the credit facilities and indentures (d)	80.3

Adjusted interest expense	$513.8

Interest coverage ratio (c) (e)	3.53

Minimum interest coverage ratio allowed	2.75

(a)	Adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), adjusts EBITDA primarily to include the preacquisition operating income before depreciation and amortization, pension and stock-based compensation expense and non-recurring merger, integration and restructuring charges of acquired businesses.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)	These ratios are expected to be favorably impacted by the completion of the Iowa Telecom acquisition. During 2009, the Company incurred approximately $700.0 million in new debt to principally finance the Iowa Telecom transaction, which is expected to close in 2010. In accordance with the Company’s debt covenants, the preacquisition operating results of the acquired business will be added to adjusted EBITDA upon completion of the acquisition.

(d)	Adjustments required by the credit facility and indentures primarily represent pro forma interest on the $1,100.0 million in debt issued in the fourth quarter of 2009. In addition, adjustments are required for capitalized interest and amortization of the discount on long-term debt, net of premiums.

(e)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2010, the Company was in compliance with all such covenants and restrictions.

As of March 31, 2010, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured and senior unsecured credit ratings:

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

Historical Cash Flows

	Three Months Ended March 31,
(Millions)	2010	2009
Cash flows from (used in):
Operating activities	$173.5	$215.0
Investing activities	(258.3)	(62.8)
Financing activities	(398.0)	(136.6)

Increase (decrease) in cash and cash equivalents	$(482.8)	$15.6

Cash Flows-Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities decreased by $41.5 million in the three months ended March 31, 2010, as compared to the same period in 2009. Approximately $21.0 million and $20.0 million of the decrease was attributable to the payment of pre-spin deferred compensation obligations assumed from Alltel and merger and integration costs as detailed in Note 9, respectively. During the first three months of 2010, the Company generated sufficient cash flows from operations to fund its capital expenditures, dividend payments and scheduled long-term debt payments as further discussed below. The Company expects to generate sufficient cash flows from operations to fund its operating requirements during the balance of 2010.

Cash Flows-Investing Activities

Cash used in investing activities increased by $195.5 million in the three months ended March 31, 2010, as compared to the same period in 2009, due to net cash used to acquire NuVox, as previously discussed. Partially offsetting this increase was a decrease in capital expenditures. Capital expenditures for the three months ended March 31, 2010 were $60.5 million, as compared to $62.8 million for the same period in 2009. Capital expenditures in both years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to expand our offering of data and communications services. The Company funded its capital expenditures through internally generated funds.

Cash Flows-Financing Activities

Cash used in financing activities increased by $261.4 million in the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to the repayment of $281.0 million in debt and related swap agreements assumed from NuVox. Other repayments of borrowings of long-term debt in both periods reflected the required scheduled principal payments under the Company’s existing long-term debt obligations.

Offsetting the increase in repayments of debt was a $20.7 million decline in stock repurchase activity attributable to the expiration of the Company’s stock repurchase plan on December 31, 2009. Dividends paid to shareholders during the first quarter of 2010 were relatively flat at $109.2 million during the first quarter of 2010 as compared to $109.9 million for the same period for 2009.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity in the future.

Contractual Obligations and Commitments

There have been no significant changes in the Company’s contractual obligations and commitments since December 31, 2009 as set forth in the Company’s Annual Report on Form 10-K.

Critical Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 in the Company’s Annual Report on Form 10-K, the Company identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies.

There were no material changes to the Company’s critical accounting policies during the three month period ended March 31, 2010.

Recently Issued Authoritative Guidance

The following authoritative guidance will be adopted by the Company in the reporting period indicated. This authoritative guidance, together with the Company’s evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Revenue Arrangements with Multiple Element Deliverables (first quarter of 2011)

•	Fair Value Measurements (first quarter of 2011)

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain forward-looking statements. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward looking statements include, but are not limited to, statements about expected rates of loss of voice lines or intercarrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, capital expenditures and certain debt maturities from cash flows from operations and expected synergies and other benefits from completed and pending acquisitions. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by Windstream;

•	the extent, timing and overall effects of competition in the communications business;

•	continued voice line loss;

•	the impact of new, emerging or competing technologies;

•	the adoption of inter-carrier compensation and/or universal service reform proposals by the Federal Communications Commission or Congress that results in a significant loss of revenue to Windstream;

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•	unexpected adverse results related to our data center migration;

•

for our competitive local exchange carrier (“CLEC”) operations, adverse effects on the availability, quality of service and price of facilities and services provided by other incumbent local exchange carriers on which our CLEC services depend;

•	the availability and cost of financing in the corporate debt markets;

•	the potential for adverse changes in the ratings given to Windstream’s debt securities by nationally accredited ratings organizations;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	unexpected results of litigation;

•	unexpected rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

•	the effects of work stoppages;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets;

•	and those additional factors under the caption “Risk Factors” in Item 1A.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

The Company’s market risks at March 31, 2010 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, the Company is exposed to market risk from changes in interest rates. The Company does not directly own significant marketable equity securities other than highly liquid cash equivalents, nor does it operate in foreign countries. However, the Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

Interest Rate Risk

The Company is exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates it is charged under its senior secured credit facilities. Under its current policy, the Company enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of Windstream’s total debt outstanding. The Company has established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity. Windstream does not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews Windstream’s exposure to interest rate fluctuations and implements strategies to manage the exposure.

Due to the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million at July 17, 2006 to convert variable interest rate payments to fixed. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,150.0 million as of March 31, 2010. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 0.25 percent at March 31, 2010. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facility.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $94.3 million as of March 31, 2010, are recognized in net income. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of March 31, 2010, amounts outstanding under the Company’s variable rate senior secured credit facilities exceed the unamortized notional value of the four interest rate swap agreements by $589.2 million, or approximately 9.4 percent of its total outstanding long-term debt. As a results, a hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $5.9 million. Actual results may differ from this estimate.

Equity Risk

The Company is exposed to market risk through the Company’s pension plan investments. The fair market value of these investments, totaling $795.6 million at March 31, 2010, increased 1.5 percent from $784.0 million at December 31, 2009, due to a return on plan assets of $29.0 million, or 3.7 percent, partially offset by $17.4 million in routine benefit payments and administrative expenses.

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

Windstream currently outsources the data center for its information technology (“IT”) systems and internet service provider systems to a third party under a contract ending June 30, 2010. During 2009, our third party service provider provided notice that this contract will not be renewed, and Windstream would be required to relocate each of these data centers to a new location and service provider. The data center services to be migrated include managed mainframe services, output processing, IT support services, and data storage, which support most of Windstream’s IT systems including billing, financial reporting, customer service, and assignment and provisioning. While this data center migration is a complex process, Windstream believes that it has sufficient time and resources to complete a successful migration. During the first quarter of 2010, Windstream successfully completed the migration of a substantial portion of these data center services, but the migration of a significant number of systems remains to be completed. Our inability to complete this migration successfully could result in a material disruption in our ability to service customers, process bills and perform other support services and could thereby adversely affect our business, revenue and cash flows.

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

In addition, the American Jobs and Growth Tax Relief Reconciliation Act of 2003 designated qualifying dividend payments on capital stock as long term capital gains, which capped the federal tax rate on these payments at 15 percent. The provisions of this act are set to expire January 1, 2011, and if not renewed, dividends will become taxable as ordinary income to the shareholder at their current federal tax rate. Further, the Health Care and Education Reconciliation Act of 2010 enacted on March 30, 2010 will impose an additional 3.8% tax on unearned income beginning in 2013. These changes, individually or in the aggregate, could adversely effect the market price of Windstream’s common stock by decreasing the after tax yield of holding the stock.

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

There have been no other material changes to the risk factors affecting Windstream’s businesses that were discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.

Item 5. Other Information

The Company’s Annual Stockholders’ Meeting was held on May 5, 2010 in Little Rock, Arkansas. At the meeting, the following items were submitted to a vote of stockholders.

1.	The stockholders elected all persons nominated to serve as a director as set forth in the Company’s Proxy Statement dated March 26, 2010, with the following vote results:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-votes
Carol B. Armitage	243,365,665	2,353,009	744,582	136,052,194
Samuel E. Beall, III	242,515,821	3,134,508	812,927	136,052,194
Dennis E. Foster	242,464,098	3,197,306	801,852	136,052,194
Francis X. Frantz	243,086,118	2,588,435	788,703	136,052,194
Jeffery R. Gardner	243,274,108	2,409,059	780,089	136,052,194
Jeffrey T. Hinson	243,304,452	2,384,518	774,286	136,052,194
Judy K. Jones	243,205,607	2,507,120	750,529	136,052,194
William A. Montgomery	242,758,847	2,944,329	760,080	136,052,194

2.	The stockholders voted upon and approved the Windstream Corporation Amended and Restated 2006 Equity Incentive Plan with 186,201,514 votes for, 58,683,100 votes against, 1,578,642 abstentions and 136,052,194 broker non-votes.

3.	The stockholders voted upon and approved a nonbinding proposal entitled “Advisory Vote on Executive Compensation Policies” with 352,963,391 votes for, 26,670,001 votes against, 2,882,058 abstentions and zero broker non-votes.

4.	The stockholders voted upon and ratified the appointment of PricewaterhouseCoopers LLP as Windstream’s independent registered public accountants for 2010 with 379,028,983 votes for, 2,263,218 votes against, 1,223,249 abstentions and zero broker non-votes.

5.	The stockholders voted upon and rejected a stockholder proposal entitled “Holding Equity Until Retirement” with 66,742,755 votes for, 176,876,242 votes against, 2,844,259 abstentions and 136,052,194 broker non-votes.

On May 5, 2010, Frank E. Reed retired from the Company’s Board of Directors, and did not stand for re-election to the Board, because he reached the mandatory retirement age pursuant to the Company’s Corporate Board Governance Guidelines.

On May 4, 2010, Jeffery T. Hinson was appointed to serve as chairman of the Audit Committee of the Company’s Board of Directors.

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
May 6, 2010

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