Form 10-Q
period 2010-09-30
WINDSTREAM CORP
filed 2010-11-04
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

Number of common shares outstanding as of October 31, 2010: 483,698,665

The Exhibit Index is located on page 51.

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2010	2009	2010	2009
Revenues and sales:
Service revenues	$939.0	$704.9	$2,665.4	$2,140.2
Product sales	26.8	29.4	65.6	102.0

Total revenues and sales	965.8	734.3	2,731.0	2,242.2
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	350.4	254.5	978.6	759.7
Cost of products sold	23.5	26.0	57.7	89.9
Selling, general, administrative and other	130.1	86.1	368.3	261.2
Depreciation and amortization	179.9	133.8	503.0	399.1
Restructuring charges	0.2	7.5	0.7	7.5
Merger and integration costs	11.5	1.0	51.5	2.4

Total costs and expenses	695.6	508.9	1,959.8	1,519.8
Operating income	270.2	225.4	771.2	722.4

Other income (expense), net	(3.0)	(2.2)	(4.2)	(0.8)
Interest expense	(132.3)	(97.5)	(378.9)	(295.0)

Income before income taxes	134.9	125.7	388.1	426.6
Income taxes	49.7	45.7	149.8	167.6

Net income	$85.2	$80.0	$238.3	$259.0
Basic and diluted earnings per share
Net income	$.18	$.18	$.51	$.59

See the accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Millions) Assets	(Unaudited) September 30, 2010	December 31, 2009
Current Assets:
Cash and cash equivalents	$155.2	$1,062.9
Accounts receivable (less allowance for doubtful accounts of $27.5 and $18.5, respectively)	348.5	291.7
Inventories	33.6	26.1
Deferred income taxes	21.3	21.7
Prepaid expenses and other	108.2	53.6
Assets held for sale	40.0	—

Total current assets	706.8	1,456.0

Goodwill	3,187.9	2,344.4
Other intangibles, net	1,682.1	1,253.3
Net property, plant and equipment	4,438.7	3,992.6
Other assets	116.7	99.1
Total Assets	$10,132.2	$9,145.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$130.5	$23.8
Current portion of interest rate swaps	44.7	45.8
Accounts payable	137.2	120.7
Advance payments and customer deposits	121.1	95.2
Accrued dividends	121.2	109.2
Accrued taxes	71.3	60.6
Accrued interest	107.2	156.0
Other current liabilities	131.4	98.0

Total current liabilities	864.6	709.3

Long-term debt	6,555.8	6,271.4
Deferred income taxes	1,563.9	1,372.0
Other liabilities	532.5	532.0
Total liabilities	9,516.8	8,884.7
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 483.7 and 436.8 shares issued and outstanding, respectively	0.1	—
Additional paid-in capital	556.1	83.6
Accumulated other comprehensive loss	(208.6)	(208.3)
Retained earnings	267.8	385.4

Total shareholders’ equity	615.4	260.7
Total Liabilities and Shareholders’ Equity	$10,132.2	$9,145.4

See the accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2010	2009
Cash Provided from Operations:
Net income	$238.3	$259.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	503.0	399.1
Provision for doubtful accounts	34.0	32.4
Stock-based compensation expense	12.2	14.3
Pension expense	46.5	68.8
Deferred taxes	59.8	92.4
Other, net	10.5	8.2
Pension contribution	(41.0)	(2.5)
Changes in operating assets and liabilities, net:
Accounts receivable	(28.1)	(10.5)
Prepaid and other expenses	(38.0)	(20.9)
Accounts payable	(34.9)	(17.0)
Other current liabilities	21.1	1.0
Accrued interest	(39.5)	(74.4)
Other liabilities	(26.0)	(10.6)
Other, net	(6.4)	2.1

Net cash provided from operations	711.5	741.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(272.7)	(206.8)
Acquisition of NuVox, net of cash acquired	(198.4)	—
Acquisition of Iowa Telecom, net of cash acquired	(253.6)	—
Other, net	2.8	0.3

Net cash used in investing activities	(721.9)	(206.5)
Cash Flows from Financing Activities:
Dividends paid on common shares	(343.8)	(328.6)
Stock repurchase	—	(43.5)
Repayment of debt	(1,335.2)	(160.7)
Proceeds of debt issuance, net of discount	812.0	—
Debt issuance costs	(11.6)	—
Other, net	(18.7)	(8.7)

Net cash used in financing activities	(897.3)	(541.5)

Decrease in cash and cash equivalents	(907.7)	(6.6)

Cash and Cash Equivalents:
Beginning of period	1,062.9	296.6

End of period	$155.2	$290.0
Supplemental Cash Flow Disclosures:
Interest paid	$420.6	$367.5
Income taxes paid, net of refunds	$121.6	$95.0

See the accompanying notes to unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2009	$83.6	$(208.3)	$385.4	$260.7
Net income	—	—	238.3	238.3
Other comprehensive income, net of tax: (see Note 10)
Change in employee benefit plans	—	7.3	—	7.3
Unrealized holding losses on interest rate swaps	—	(7.6)	—	(7.6)
Comprehensive income (loss)	—	(0.3)	238.3	238.0
Stock-based compensation expense (see Note 12)	12.2	—	—	12.2
Stock issued to NuVox shareholders (see Note 3)	185.0	—	—	185.0
Stock issued to Iowa Telecom shareholders (see Note 3)	280.8	—	—	280.8
Other	(5.4)	—	—	(5.4)
Dividends of $0.75 per share declared to stockholders	—	—	(355.9)	(355.9)
Balance at September 30, 2010	$556.2	$(208.6)	$267.8	$615.4

See the accompanying notes to unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

_____

1.	Preparation of Interim Financial Statements:

Formation of Windstream - On July 17, 2006, Alltel Corporation, which has subsequently merged with Verizon Communications, Inc. (“Alltel”), completed the spin off of its wireline telecommunications division, which immediately merged with and into Valor Communications Group Inc. (“Valor”), with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation (“Windstream”, “we”, or the “Company”), which is a customer-focused telecommunications company that provides phone, high-speed Internet and digital television services. The Company also offers a wide range of IP-based voice and data services and advanced phone systems and equipment to businesses and government agencies. As of September 30, 2010, the Company served approximately 3.3 million access lines and 1.3 million high-speed Internet customers located primarily in rural areas across 23 states.

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

Acquisition of Iowa Telecom - On June 1, 2010, we completed our previously announced acquisition of Iowa Telecommunications Services, Inc. (“Iowa Telecom”), based in Newton, Iowa. This acquisition provides Windstream with a sizable operating presence in the upper Midwest. As of June 1, 2010, Iowa Telecom provided service to approximately 208,000 incumbent local exchange carrier (“ILEC”) access lines, 39,000 competitive local exchange carrier (“CLEC”) access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of our common stock and $7.90 in cash. We paid $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of our common stock valued at $280.8 million on the date of issuance. In addition, we repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of approximately $628.9 million. The cash portion of the purchase price and debt repayment were funded through cash on hand, principally unspent funds from the $1,100.0 million debt offering completed in 2009, and through a draw down of approximately $375.0 million against our revolving line of credit.

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

These transactions have been accounted for as business acquisitions with Windstream serving as the accounting acquirer. We are conducting the appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of their respective acquisition dates. The valuations of certain assets and liabilities of both NuVox and Iowa Telecom, primarily deferred income taxes and certain acquired contingencies, were not complete as of September 30, 2010. As such, the valuations of assets and liabilities acquired from NuVox and Iowa Telecom are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Upon finalization, which is expected to occur prior to December 31, 2010, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of goodwill.

The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. Goodwill associated with the acquired businesses is not expected to be tax deductible, and is attributable to the workforce of acquired businesses and synergies expected to arise with contiguous Windstream markets after the acquisitions. The fair values of the assets acquired and liabilities assumed were determined using income, cost, and market approaches. Acquired wireless

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed related to the acquisitions of NuVox and Iowa Telecom. Adjustments to the preliminary assessment of fair value assets and liabilities of NuVox and Iowa Telecom were primarily associated with changes in deferred taxes that existed as of the date of acquisition.

	NuVox	Iowa Telecom
(Millions)	Adjusted Preliminary Allocation	Adjusted Preliminary Allocation
Fair value of assets acquired:
Assets held for sale (a)	$—	$23.0
Other current assets	64.8	37.4
Property, plant and equipment	241.7	334.8
Goodwill	272.6	566.4
Franchise rights (b)	—	230.0
Cable franchise rights (b)	—	5.6
Customer lists (c)	180.0	130.6
Trade name (d)	4.2	3.2
Other assets	—	11.8

Total assets acquired	763.3	1,342.8

Fair value of liabilities assumed:
Current maturities of long-term debt	(260.7)	(610.2)
Other current liabilities	(63.7)	(45.1)
Deferred income taxes on acquired assets	(28.7)	(124.9)
Other liabilities	(26.8)	(28.2)

Total liabilities assumed	(379.9)	(808.4)
Common stock issued (inclusive of additional paid-in capital)	(185.0)	(280.8)

Cash paid, net of cash acquired	$198.4	$253.6

(a)	The Company has designated wireless licenses acquired from Iowa Telecom as held for sale.

(b)	Franchise rights will be amortized on a straight-line basis over an estimated life of 15 to 30 years.

(c)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of nine years.

(d)	Trade names will be amortized on a straight-line basis over an estimated useful life of one year.

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

During the second quarter of 2010, certain wireless licenses acquired from D&E and Iowa Telecom were designated as held for sale and are included in assets held for sale in the accompanying September 30, 2010 consolidated balance sheet at their carrying amount of $39.6 million, which was based on their estimated fair value at acquisition date. These assets are available for immediate sale in their present condition, and an active program to locate a buyer has been initiated.

Disposition of Out-of-Territory Product Distribution - On August 21, 2009, Windstream completed the sale of its out-of-territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. The out-of-territory product distribution operations primarily consisted of product inventory with a carrying value of $4.9 million and customer relationships outside of Windstream’s telecommunications operating territories. These operations were not central to the Company’s strategic goals in its core communications business. Product revenues from these operations totaled $8.1 million and $38.5 million during the three and nine month periods ended September 30, 2009, respectively, with related cost of products sold of $7.6 million and $34.3 million for the same periods in 2009.

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

The following table summarizes the changes in the carrying amount of goodwill during the nine months ended September 30, 2010:

(Millions)
Balance at December 31, 2009	$2,344.4
Acquisition of Iowa Telecom (see Note 3)	566.4
Acquisition of NuVox (see Note 3)	272.6
Adjustment of D&E (a)	2.2
Adjustment of Lexcom (a)	2.3
Balance at September 30, 2010	$3,187.9

(a)	Adjustments to the carrying value of D&E and Lexcom goodwill were attributable to adjustments in the fair values of assets acquired and liabilities assumed in these acquisitions recognized during the first quarter of 2010.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

4.	Goodwill and Other Intangible Assets, Continued:

Intangible assets subject to amortization were as follows:

(Millions)	September 30, 2010			December 31, 2009
	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights (a)	$1,285.1	$(61.2)	$1,223.9	$1,055.1	$(32.3)	$1,022.8
Customer lists (a)	703.7	(266.2)	437.5	393.1	(193.7)	199.4
Cable franchise rights (a)	39.8	(23.3)	16.5	34.1	(22.4)	11.7
Wireless licenses (b)	—	—	—	16.6	—	16.6
Other (a)	10.5	(6.3)	4.2	3.2	(0.4)	2.8

Balance	$2,039.1	$(357.0)	$1,682.1	$1,502.1	$(248.8)	$1,253.3

(a)	Increases in the gross cost of intangible assets for the nine month period ended September 30, 2010 were associated with the acquisitions of NuVox and Iowa Telecom, as previously discussed in Note 3.

(b)	During the second quarter of 2010, the Company reclassified the $16.6 million of wireless licenses acquired from D&E to assets held for sale in the accompanying September 30, 2010 consolidated balance sheet.

Amortization expense for intangible assets subject to amortization was $42.3 million and $108.2 million for the three and nine months ended September 30, 2010, respectively, as compared to $19.1 million and $59.4 million for the same periods in 2009. Amortization expense on intangible assets is estimated to be $41.0 million for the remainder of 2010. Estimated amortization for each of the fiscal years ending December 31, 2011, 2012, 2013 and 2014 is $148.8 million, $132.7 million, $111.7 million and $97.5 million, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments:

Long-term debt was as follows:

(Millions)	September 30, 2010	December 31, 2009
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A - variable rates, due July 17, 2011 (a)	$100.9	$114.4
Senior secured credit facility, Tranche A2 - variable rates, due July 17, 2013 (a)	182.4	168.9
Senior secured credit facility, Tranche B - variable rates, due July 17, 2013	287.6	289.8
Senior secured credit facility, Tranche B2 - variable rates, due December 17, 2015	1,067.2	1,075.3
Debentures and notes, without collateral:
2016 Notes – 8.625%, due August 1, 2016 (b)	1,746.0	1,746.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2019 Notes – 7.000%, due March 15, 2019 (b)	500.0	500.0
2018 Notes – 8.125%, due September 1, 2018 (b) (c)	400.0	—
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. - 7.75%, due February 15, 2015 (b) (d)	400.0	400.0
Windstream Holdings of the Midwest, Inc. - 6.75%, due April 1, 2028 (b) (d)	100.0	100.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC - 6.50%, due November 15, 2013	40.0	40.0
Discount on long-term debt, net of premiums	(37.8)	(39.2)

	6,686.3	6,295.2
Less current maturities	(130.5)	(23.8)

Total long-term debt	$6,555.8	$6,271.4

(a)	Effective October 18, 2010, the Company extended the maturity of an additional $13.5 million of the Tranche A of the senior secured credit facilities outstanding to Tranche A2, which will be due July 17, 2013. This extension is reflected in the table above and in the accompanying balance sheet as of September 30, 2010.

(b)	Certain of the Company’s debentures and notes are callable by the Company at various premiums on early redemption.

(c)	On July 19, 2010, the Company issued $400.0 million in aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 at an issue price of 99.248 percent to yield 8.25 percent. Proceeds from the issuance were used to repay borrowings against our line of credit, which together with cash on hand, was used to pay the cash portion of the Iowa Telecom and NuVox purchase prices and to repay the outstanding debt of these businesses.

(d)	The Company’s collateralized Valor debt is equally and ratably secured with debt under the senior secured credit facilities. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of that subsidiary.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

During the first nine months of 2010, the Company borrowed and later repaid $415.0 million under the revolving line of credit in its senior secured credit facility. At September 30, 2010, the amount available for borrowing under the revolving line of credit was $491.4 million. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $500.0 million. The variable interest rate on our revolving line of credit ranged from 1.6 percent to 2.6 percent, and the weighted average rate was 2.4 percent during the nine months ended September 30, 2010. Of the $500.0 million available under the revolving line of credit, $481.8 million will expire July 17, 2013, due to an extension of an additional $25.0 million, $22.5 million and $25.0 million on July 13, 2010, August 17, 2010 and October 25, 2010, respectively, and $18.2 million is set to expire on July 17, 2011.

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, as well as restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year. The Company was in compliance with these covenants as of September 30, 2010.

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. The Company was in compliance with these covenants as of September 30, 2010.

Maturities for debt outstanding as of September 30, 2010 for each of the twelve month periods ended September 30, 2011, 2012, 2013, 2014 and 2015 are $130.5 million, $35.3 million, $1,268.1 million, $20.8 million and $410.8 million, respectively.

Interest expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2010	2009	2010	2009
Interest expense related to long-term debt	$119.2	$83.6	$338.0	$258.2
Impacts of interest rate swaps	13.6	14.3	42.0	38.0
Other interest expense	0.1	—	0.3	0.1
Less capitalized interest expense	(0.6)	(0.4)	(1.4)	(1.3)

Total interest expense	$132.3	$97.5	$378.9	$295.0

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

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million ($91.2 million as of September 30, 2010) was de-designated as the corresponding hedged item was repaid. Therefore, the undesignated portion of the swap agreement was no longer an effective hedge of the variable interest rate paid on Tranche B.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

Set forth below is information related to the Company’s interest rate swap agreements:

(Millions, except for percentages)	September 30, 2010	December 31, 2009
Unamortized notional value:
Designated portion	$1,021.3	$1,078.7
Undesignated portion	$91.2	$96.3
Fair value of interest rate swap agreements (see Note 6):
Designated portion	$(120.5)	$(107.8)
Undesignated portion	$(10.8)	$(9.6)

Weighted average fixed rate paid	5.60%	5.60%
Variable rate received	0.52%	0.28%

The effectiveness of the Company’s cash flow hedges is assessed each quarter using the “Change in Variable Cash Flow Method”. This method utilizes the matched terms principle of measuring effectiveness, and requires the floating-rate leg of the swap and the hedged variable cash flows of the asset or liability to be based on the same interest rate index. It also requires the variable interest rates of both instruments to reset on the same dates. Furthermore, there should be no other differences in the terms of the hedge and the hedged item, and the likelihood of default by the interest rate swap counterparties must be assessed as being unlikely in order to conclude that there is no ineffectiveness in the hedging relationship. The Company performs and documents this assessment each quarter, and it concluded at September 30, 2010 that there was no ineffectiveness to be recognized in earnings in any of its four interest rate swap agreements that are designated as hedges.

The Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. Changes in fair value of these derivative instruments were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2010	2009	2010	2009
Change in fair value of effective portion, net of tax (a)	$(1.8)	$(4.7)	$(7.9)	$11.8
Change in fair value of undesignated portion (b)	$(0.3)	$(0.6)	$(1.2)	$1.8

(a)	Included as a component of other comprehensive income (loss), which will be reclassified into earnings as the hedged transaction affects earnings.

(b)	Represents non-cash income (loss) recorded in other income (expense), net in the accompanying unaudited interim consolidated statements of income.

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

The Company’s non-financial assets and liabilities include goodwill, intangible assets and asset retirement obligations that are measured at fair value on a non-recurring basis. No event occurred during the nine months ended September 30, 2010 requiring these non-financial assets or liabilities to be recognized at fair value (see Note 4).

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis.

The fair values of the Company’s cash equivalents and interest rate swaps were determined using the following inputs:

(Millions)	September 30, 2010	December 31, 2009
Level 1 measurements:
Cash equivalents (a)	$—	$1,062.9
Level 2 measurements:
Interest rate swaps (b) (See Note 5)	$(131.3)	$(117.4)

(a)	Recognized at fair value in cash and cash equivalents on the unaudited consolidated balance sheet as of September 30, 2010 and consolidated balance sheet as of December 31, 2009.

(b)	Recognized at fair value in current portion of interest rate swaps and other liabilities on the unaudited consolidated balance sheet as of September 30, 2010 and consolidated balance sheet as of December 31, 2009.

The Company’s cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to the Company’s non-performance risk. As of September 30, 2010 and December 31, 2009, the fair value of the Company’s interest rate swaps were reduced by $4.7 million and $5.3 million, respectively, to reflect the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Tranche B senior secured credit facility as the swap agreements are secured by the same collateral. In addition, the Company routinely monitors and updates its evaluation of counterparty risk, and based on such evaluation has determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

The fair value and carrying value of the Company’s long-term debt, including current maturities, was as follows:

(Millions)	September 30, 2010	December 31, 2009
Fair value	$6,927.8	$6,340.7
Carrying value	$6,686.3	$6,295.2

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

The components of pension expense (including provision for executive retirement agreements) were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2010	2009	2010	2009
Benefits earned during the year	$3.9	$3.3	$11.8	$10.0
Interest cost on benefit obligation	15.2	14.3	45.5	42.9
Amortization of net actuarial loss	11.4	17.8	34.3	53.4
Amortization of prior service credit	—	—	(0.1)	(0.1)
Expected return on plan assets	(15.0)	(12.4)	(45.0)	(37.4)
Net periodic benefit expense	$15.5	$23.0	$46.5	$68.8
The components of postretirement expense were as follows for the three and nine month periods ended September 30:
	Three Months Ended		Nine Months Ended
(Millions)	2010	2009	2010	2009
Benefits earned during the year	$—	$0.1	$0.1	$0.1
Interest cost on benefit obligation	1.2	2.1	3.8	6.3
Amortization of net actuarial loss	0.2	—	0.5	—
Amortization of prior service credit	(2.0)	(0.8)	(6.2)	(2.4)
Net periodic benefit expense (income)	$(0.6)	$1.4	$(1.8)	$4.0

Windstream contributed $6.5 million to the postretirement plan during the nine months ended September 30, 2010, and expects to contribute an additional $4.2 million for postretirement benefits throughout the remainder of 2010, excluding amounts that will be funded by participant contributions to the plans. The Company contributed $41.0 million to the pension plan during the three months ended September 30, 2010 and does not expect to make any additional contributions throughout the remainder of 2010.

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

The following is a summary of the merger, integration and restructuring charges recorded during the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2010	2009	2010	2009
Merger and integration costs
Transaction costs associated with acquisitions (a)	$4.1	$1.0	$25.3	$2.4
Employee related transition costs (b)	3.5	—	19.5	—
Computer system and conversion costs	1.6	—	3.2	—
Signage and other rebranding costs	2.3	—	3.5	—

Total merger and integration costs	11.5	1.0	51.5	2.4
Restructuring charges (c)	0.2	7.5	0.7	7.5

Total merger, integration and restructuring charges	$11.7	$8.5	$52.2	$9.9

(a)	During the first nine months of 2010, the Company incurred acquisition related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of Iowa Telecom, NuVox, Lexcom and D&E, as well as the pending acquisition of Q-Comm Corporation (“Q-Comm”). See Note 14 for discussion of the pending acquisition. In the first nine months of 2009, the Company incurred $2.4 million in acquisition costs associated with the acquisitions of D&E and Lexcom.

(b)	During the nine months ended September 30, 2010, the Company incurred $19.5 million in employee transition costs, primarily severance related, in conjunction with the integration of D&E, Lexcom, NuVox and Iowa Telecom.

(c)	During the nine months ended September 30, 2010, the Company recorded $0.7 million in severance charges in conjunction with restructuring of its warehouse and assignment operations. During the nine months ended September 30, 2009, the Company incurred $7.5 million in severance and employee benefit costs primarily related to a workforce reduction initiated to better align the Company’s focus on high-speed Internet and enterprise opportunities.

The following is a summary of activity related to the liabilities associated with the Company’s merger, integration and restructuring charges for the nine months ended September 30, 2010:

(Millions)
Balance, beginning of period	$6.6
Merger, integration and restructuring charges	52.2
Cash outlays during the period	(54.6)

Balance, end of period	$4.2

As of September 30, 2010, the Company had unpaid merger, integration and restructuring liabilities totaling $4.2 million, which included $1.9 million of accrued severance and related employee costs primarily associated with the integration of acquired businesses. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. The severance and related employee costs will be paid as positions are eliminated. Each of these payments will be funded through operating cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

10.	Comprehensive Income (Loss):

Comprehensive income was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2010	2009	2010	2009
Net income	$85.2	$80.0	$238.3	$259.0

Other comprehensive income:
Defined benefit pension plans:
Change in net actuarial loss for employee benefit plans	—	—	(2.0)	(11.2)

Amounts included in net periodic benefit cost:
Amortization of prior service credits	—	—	(0.1)	(0.1)
Amortization of net actuarial loss	11.4	17.8	34.3	53.4
Income tax expense	(4.4)	(6.8)	(12.4)	(16.1)

Change in pension plan	7.0	11.0	19.8	26.0

Postretirement plan:
Change in net actuarial gain (loss) for employee benefit plans	—	—	(6.7)	12.9
Amounts included in net periodic benefit cost:
Amortization of prior service credits	(2.0)	(0.8)	(6.2)	(2.4)
Amortization of net actuarial loss	0.2	—	0.5	—
Income tax (expense) benefit	0.7	0.3	(0.1)	(4.8)

Change in postretirement plan	(1.1)	(0.5)	(12.5)	5.7

Change in employee benefit plans	5.9	10.5	7.3	31.7

Interest rate swaps:
Unrealized holding gain (loss) on interest rate swaps	(2.9)	(7.4)	(12.3)	20.2
Income tax (expense) benefit	1.1	2.8	4.7	(8.1)

Unrealized holding gain (loss) on interest rate swaps	(1.8)	(4.6)	(7.6)	12.1

Comprehensive income	$89.3	$85.9	$238.0	$302.8

Accumulated other comprehensive loss was as follows:

	September 30,	December 31,
(Millions)	2010	2009
Pension and postretirement plans	$(133.1)	$(140.4)
Unrealized holding losses on interest rate swaps:
Designated portion	(74.4)	(66.5)
Undesignated portion	(1.1)	(1.4)

Accumulated other comprehensive loss	$(208.6)	$(208.3)

11.	Earnings per Share:

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

Beginning in the first quarter of 2010, all new restricted stock grants that contain performance based vesting provisions also contain a forfeitable right to dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of September 30, 2010, the performance conditions have not been satisfied for these shares.

Following is a reconciliation of net income and weighted average shares used in computing both basic and diluted earnings per share for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2010	2009	2010	2009
Basic and diluted earnings per share:
Numerator:
Net income	$ 85.2	$ 80.0	$ 238.3	$ 259.0
Net income allocable to participating non-vested restricted shares	(0.8)	(0.7)	(2.2)	(2.9)

Adjusted net income attributable to common shares	$ 84.4	$ 79.3	$ 236.1	$ 256.1

Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	483.5	436.4	465.1	437.8
Weighted average participating non-vested restricted shares	(3.8)	(3.4)	(2.9)	(4.0)

Weighted average shares outstanding for basic earnings per share	479.7	433.0	462.2	433.8

Basic and diluted earnings per share	$.18	$.18	$.51	$.59

The calculation of basic earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and excludes the dilutive impact of participating non-vested restricted shares from the denominator.

12.	Stock-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), the Company may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of September 30, 2010, the Incentive Plan had remaining capacity of 11.4 million awards, of which 9.9 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights.

During the nine months ended September 30, 2010, the Windstream board of directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan and a one-time grant to executive officers, other than the CEO, and select members of executive management. The one-time grant was approved to provide a retention incentive for certain executives. The retention grant was approved August 3, 2010 and totaled 516,075 shares. For performance based shares granted, the operating target for the first vesting period was approved by the board of directors in February 2010. While achievement of these performance targets remains uncertain, management has determined that it is probable that such targets will be met for fiscal year 2010.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

12.	Stock-Based Compensation Plans, Continued:

Restricted stock activity for the nine months ended September 30, 2010 was as follows:

	(Thousands)	Weighted Average Fair Value Per Share
	Number of Shares
Non-vested at December 31, 2009	2,890.7	$9.90
Granted	2,334.7	$10.62
Vested	(1,256.3)	$10.54
Forfeited	(47.8)	$9.78

Non-vested at September 30, 2010	3,921.3	$10.12

The vesting periods and grant date fair value of shares issued during the nine months ended September 30, 2010 were as follows:

(Thousands)	Common Shares
Vest ratably over remaining service period, up to four years (a)	222.4
Vest ratably over a three-year service period	876.7
Vest contingently over a three-year performance period	596.9
Vest three years from date of grant, service based	566.6
Vest one year from date of grant, service based (b)	72.1

Total granted	2,334.7

Grant date fair value (Millions)	$24.8

(a)	In conjunction with the acquisition of Iowa Telecom, Windstream granted 222,400 restricted shares to former Iowa Telecom employees to replace outstanding unvested Iowa Telecom restricted shares held by these same employees as of acquisition date. The vesting provisions of the original grants were retained, including provisions requiring accelerated vesting upon an involuntary termination following a change of control.

(b)	Represents shares granted to non-employee directors.

The weighted average grant date fair value for restricted stock granted during the three and nine month periods ended September 30, 2010 was $6.1 million and $24.8 million, respectively, compared to $1.4 million and $16.2 million for the same periods in 2009. At September 30, 2010, unrecognized compensation expense for non-vested Windstream restricted shares was $23.5 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.6 years. Stock-based compensation expense was $4.7 million and $12.2 million for the three and nine month periods ended September 30, 2010, respectively as compared to $3.7 million and $14.3 million for the same periods of 2009.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information:

In connection with the issuance of the 2013 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes and the 2019 Notes (“the guaranteed notes”), certain of the Company’s wholly-owned subsidiaries (the “Guarantors”) provide guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors.

The following information presents condensed consolidated statements of income for the three and nine month periods ended September 30, 2010 and 2009, condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, and condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended September 30, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$265.1	$678.5	$(4.6)	$939.0
Product sales	—	12.6	14.2	—	26.8

Total revenues and sales	—	277.7	692.7	(4.6)	965.8
Costs and expenses:
Cost of services	—	87.3	266.4	(3.3)	350.4
Cost of products sold	—	12.5	11.0	—	23.5
Selling, general, administrative and other	0.6	29.1	101.7	(1.3)	130.1
Depreciation and amortization	—	75.7	104.2	—	179.9
Merger, integration and restructuring	—	—	11.7	—	11.7

Total costs and expenses	0.6	204.6	495.0	(4.6)	695.6
Operating income	(0.6)	73.1	197.7	—	270.2

Earnings from consolidated subsidiaries	144.4	24.9	0.9	(170.2)	—
Other income (expense), net	(1.3)	46.0	(47.7)	—	(3.0)
Intercompany interest income (expense)	38.0	(23.7)	(14.3)	—	—
Interest expense	(130.3)	(1.8)	(0.2)	—	(132.3)

Income before income taxes	50.2	118.5	136.4	(170.2)	134.9
Income tax expense (benefit)	(35.0)	33.9	50.8	—	49.7

Net income	$85.2	$84.6	$85.6	$(170.2)	$85.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended September 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$185.1	$522.1	$(2.3)	$704.9
Product sales	—	16.8	12.6	—	29.4

Total revenues and sales	—	201.9	534.7	(2.3)	734.3
Costs and expenses:
Cost of services	—	62.4	193.7	(1.6)	254.5
Cost of products sold	—	15.4	10.6	—	26.0
Selling, general, administrative and other	—	20.3	66.5	(0.7)	86.1
Depreciation and amortization	—	47.8	86.0	—	133.8
Merger, integration and restructuring	—	3.0	5.5	—	8.5

Total costs and expenses	—	148.9	362.3	(2.3)	508.9
Operating income	—	53.0	172.4	—	225.4

Earnings from consolidated subsidiaries	134.0	17.8	—	(151.8)	—
Other income (expense), net	(1.7)	27.5	(28.0)	—	(2.2)
Intercompany interest income (expense)	8.8	(3.8)	(5.0)	—	—
Interest expense	(95.3)	(1.6)	(0.6)	—	(97.5)

Income before income taxes	45.8	92.9	138.8	(151.8)	125.7
Income tax expense (benefit)	(34.2)	27.4	52.5	—	45.7

Net income	$80.0	$65.5	$86.3	$(151.8)	$80.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Nine Months Ended September 30, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$679.3	$1,997.5	$(11.4)	$2,665.4
Product sales	—	30.8	34.8	—	65.6

Total revenues and sales	—	710.1	2,032.3	(11.4)	2,731.0
Costs and expenses:
Cost of services	—	216.0	770.5	(7.9)	978.6
Cost of products sold	—	30.2	27.5	—	57.7
Selling, general, administrative and other	—	63.3	308.5	(3.5)	368.3
Depreciation and amortization	—	196.0	307.0	—	503.0
Merger, integration and restructuring	—	0.1	52.1	—	52.2

Total costs and expenses	—	505.6	1,465.6	(11.4)	1,959.8
Operating income	—	204.5	566.7	—	771.2

Earnings from consolidated subsidiaries	422.2	73.9	3.5	(499.6)	—
Other income (expense), net	(2.7)	115.4	(116.9)	—	(4.2)
Intercompany interest income (expense)	79.3	(38.3)	(41.0)	—	—
Interest expense	(372.9)	(5.0)	(1.0)	—	(378.9)

Income before income taxes	125.9	350.5	411.3	(499.6)	388.1
Income tax expense (benefit)	(112.4)	104.3	157.9	—	149.8

Net income	$238.3	$246.2	$253.4	$(499.6)	$238.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Nine Months Ended September 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$559.8	$1,586.5	$(6.1)	$2,140.2
Product sales	—	66.2	35.8	—	102.0

Total revenues and sales	—	626.0	1,622.3	(6.1)	2,242.2
Costs and expenses:
Cost of services	—	179.4	581.4	(1.1)	759.7
Cost of products sold	—	59.5	30.4	—	89.9
Selling, general, administrative and other	—	65.1	201.1	(5.0)	261.2
Depreciation and amortization	—	143.2	255.9	—	399.1
Merger, integration and restructuring	—	3.1	6.8	—	9.9

Total costs and expenses	—	450.3	1,075.6	(6.1)	1,519.8
Operating income	—	175.7	546.7	—	722.4

Earnings from consolidated subsidiaries	427.5	58.7	—	(486.2)	—
Other income (expense), net	0.9	82.5	(84.2)	—	(0.8)
Intercompany interest income (expense)	26.8	(11.4)	(15.4)	—	—
Interest expense	(288.6)	(4.7)	(1.7)	—	(295.0)

Income before income taxes	166.6	300.8	445.4	(486.2)	426.6
Income tax expense (benefit)	(92.4)	91.3	168.7	—	167.6

Net income	$259.0	$209.5	$276.7	$(486.2)	$259.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of September 30, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$109.7	$30.3	$15.2	$—	$155.2
Accounts receivable (less allowance for doubtful accounts of $27.5)	—	112.9	237.7	(2.1)	348.5
Inventories	—	24.6	9.0	—	33.6
Deferred income taxes	8.4	7.9	5.0	—	21.3
Prepaid expenses and other	55.4	20.6	32.2	—	108.2
Assets held for sale	—	40.0	—	—	40.0

Total current assets	173.5	236.3	299.1	(2.1)	706.8
Investments in consolidated subsidiaries	9,733.0	1,149.2	315.2	(11,197.4)	—
Goodwill and other intangibles, net	0.1	3,352.6	1,517.3	—	4,870.0
Net property, plant and equipment	7.5	1,440.6	2,990.6	—	4,438.7
Other assets	67.1	358.2	27.0	(335.6)	116.7
Total Assets	$9,981.2	$6,536.9	$5,149.2	$(11,535.1)	$10,132.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$119.6	$0.8	$12.2	$(2.1)	$130.5
Current portion of interest rate swaps	44.7	—	—	—	44.7
Accounts payable	0.6	55.8	80.8	—	137.2
Affiliates payable, net	2,427.7	600.5	(3,028.2)	—	—
Advance payments and customer deposits	—	12.3	108.8	—	121.1
Accrued dividends	121.2	—	—	—	121.2
Accrued taxes	2.1	43.7	25.5	—	71.3
Accrued interest	102.6	3.6	1.0	—	107.2
Other current liabilities	27.2	30.3	73.9	—	131.4

Total current liabilities	2,845.7	747.0	(2,726.0)	(2.1)	864.6
Long-term debt	6,424.1	100.5	366.7	(335.5)	6,555.8
Deferred income taxes	(25.3)	793.9	795.3	—	1,563.9
Other liabilities	121.3	26.6	384.6	—	532.5
Total liabilities	9,365.8	1,668.0	(1,179.4)	(337.6)	9,516.8
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	41.4	82.5	(123.9)	0.1
Additional paid-in capital	556.1	4,214.9	3,159.9	(7,374.8)	556.1
Accumulated other comprehensive loss	(208.6)	(2.7)	(132.9)	135.6	(208.6)
Retained earnings	267.8	615.3	3,219.1	(3,834.4)	267.8

Total shareholders’ equity	615.4	4,868.9	6,328.6	(11,197.5)	615.4
Total Liabilities and Shareholders’ Equity	$9,981.2	$6,536.9	$5,149.2	$(11,535.1)	$10,132.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet As of December 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1,046.5	$1.2	$15.2	$—	$1,062.9
Accounts receivable (less allowance for doubtful accounts of $18.5)	0.2	97.3	199.0	(4.8)	291.7
Inventories	—	17.1	9.0	—	26.1
Deferred income taxes	15.6	0.7	5.4	—	21.7
Prepaid expenses and other	19.8	4.8	29.0	—	53.6

Total current assets	1,082.1	121.1	257.6	(4.8)	1,456.0
Investments in consolidated subsidiaries	8,385.3	1,012.2	321.6	(9,719.1)	—
Goodwill and other intangibles, net	0.1	2,109.0	1,488.6	—	3,597.7
Net property, plant and equipment	7.6	1,073.5	2,911.5	—	3,992.6
Other assets	60.4	350.5	23.9	(335.7)	99.1
Total Assets	$9,535.5	$4,666.3	$5,003.2	$(10,059.6)	$9,145.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13.7	$—	$14.9	$(4.8)	$23.8
Current portion of interest rate swaps	45.8	—	—	—	45.8
Accounts payable	0.1	21.4	99.2	—	120.7
Affiliates payable, net	2,735.4	124.6	(2,860.0)	—	—
Advance payments and customer deposits	—	4.5	90.7	—	95.2
Accrued dividends	109.2	—	—	—	109.2
Accrued taxes	(14.3)	26.0	48.9	—	60.6
Accrued interest	153.7	1.7	0.6	—	156.0
Other current liabilities	21.0	11.1	65.9	—	98.0

Total current liabilities	3,064.6	189.3	(2,539.8)	(4.8)	709.3
Long-term debt	6,140.7	99.6	366.8	(335.7)	6,271.4
Deferred income taxes	(45.9)	635.0	782.9	—	1,372.0
Other liabilities	115.4	15.2	401.4	—	532.0
Total liabilities	9,274.8	939.1	(988.7)	(340.5)	8,884.7
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	—	41.4	82.4	(123.8)	—
Additional paid-in capital	83.6	3,296.8	3,150.4	(6,447.2)	83.6
Accumulated other comprehensive loss	(208.3)	(2.8)	(140.3)	143.1	(208.3)
Retained earnings	385.4	391.8	2,899.4	(3,291.2)	385.4

Total shareholders’ equity	260.7	3,727.2	5,991.9	(9,719.1)	260.7
Total Liabilities and Shareholders’ Equity	$9,535.5	$4,666.3	$5,003.2	$(10,059.6)	$9,145.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Nine Months Ended September 30, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$238.3	$246.2	$253.4	$(499.6)	$238.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	196.0	307.0	—	503.0
Provision for doubtful accounts	—	7.5	26.5	—	34.0
Stock-based compensation expense	—	1.8	10.4	—	12.2
Pension expense	—	7.1	39.4	—	46.5
Equity in earnings from subsidiaries	(422.2)	(73.9)	(3.5)	499.6	—
Deferred taxes	32.5	13.1	14.2	—	59.8
Other, net	9.1	1.1	0.3	—	10.5
Pension contribution	(41.0)	—	—	—	(41.0)
Changes in operating assets and liabilities, net:	(314.8)	616.0	(453.0)	—	(151.8)

Net cash provided from (used in) operations	(498.1)	1,014.9	194.7	—	711.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(80.6)	(192.1)	—	(272.7)
Acquisition of NuVox, net of cash acquired	(198.4)	—	—	—	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	(253.6)	—	—	—	(253.6)
Other, net	—	2.6	0.2	—	2.8

Net cash used in investing activities	(452.0)	(78.0)	(191.9)	—	(721.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(343.8)	—	—	—	(343.8)
Repayment of debt	(425.3)	(909.9)	—	—	(1,335.2)
Proceeds of debt issuance	812.0	—	—	—	812.0
Debt issuance costs, net of discount	(11.6)	—	—	—	(11.6)
Other, net	(18.0)	2.1	(2.8)	—	(18.7)

Net cash provided from (used in) financing activities	13.3	(907.8)	(2.8)	—	(897.3)
Increase (decrease) in cash and cash equivalents	(936.8)	29.1	—	—	(907.7)
Cash and Cash Equivalents:
Beginning of period	1,046.5	1.2	15.2	—	1,062.9

End of period	$109.7	$30.3	$15.2	$—	$155.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Nine Months Ended September 30, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$259.0	$209.5	$276.7	$(486.2)	$259.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	143.2	255.9	—	399.1
Provision for doubtful accounts	—	7.7	24.7	—	32.4
Stock-based compensation expense	—	1.6	12.7	—	14.3
Pension expense	—	19.7	49.1	—	68.8
Equity in earnings from subsidiaries	(427.5)	(58.7)	—	486.2	—
Deferred taxes	49.1	31.4	11.9	—	92.4
Other, net	3.1	1.5	3.6	—	8.2
Pension contribution	(2.5)	—	—	—	(2.5)
Changes in operating assets and liabilities, net:	655.9	(306.7)	(479.5)	—	(130.3)

Net cash provided from operations	537.1	49.2	155.1	—	741.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(49.7)	(157.1)	—	(206.8)
Other, net	—	0.1	0.2	—	0.3

Net cash used in investing activities	—	(49.6)	(156.9)	—	(206.5)
Cash Flows from Financing Activities:
Dividends paid on common shares	(328.6)	—	—	—	(328.6)
Stock repurchase	(43.5)	—	—	—	(43.5)
Repayment of debt	(160.5)	(0.2)	—	—	(160.7)
Other, net	(8.7)	—	—	—	(8.7)

Net cash used in financing activities	(541.3)	(0.2)	—	—	(541.5)
Decrease in cash and cash equivalents	(4.2)	(0.6)	(1.8)	—	(6.6)
Cash and Cash Equivalents:
Beginning of period	282.8	1.0	12.8	—	296.6

End of period	$278.6	$0.4	$11.0	$—	$290.0

14.	Pending Transaction:

On August 17, 2010, Windstream entered into an agreement and plan of merger with Q-Comm, a privately held regional fiber transport and competitive local exchange carrier. Under the terms of the merger agreement, the Company will pay approximately $279.0 million in cash consideration and issue approximately 20.6 million shares of Windstream common stock valued at approximately $237.0 million, based on the closing price of Windstream’s common stock on August 17, 2010, to acquire all of the issued and outstanding shares of Q-Comm common stock. The Company will also repay estimated net indebtedness of Q-Comm of approximately $270.0 million. The transaction includes Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 22 states, and Norlight, Inc. (“Norlight”), a competitive local exchange carrier serving approximately 5,500 business customers. Both KDL and Norlight are located in Evansville, Indiana. The transaction is expected to close in the fourth quarter of 2010 subject to certain conditions, including necessary approvals from federal regulators.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

15.	Subsequent Events:

On October 6, 2010, Windstream completed the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020 at par to yield 7.75 percent. Proceeds from the private placement totaled $491.3 million excluding debt issuance costs, and will be used, together with cash on hand, to finance the acquisition of Q-Comm.

After giving effect to the private placement, Windstream will have approximately $7,186.3 million in long term debt outstanding, including current maturities. Scheduled principal payments on our debt following the private placement and the extension of the Tranche A senior secured credit facilities are $13.4 million for the remainder of 2010. Scheduled principal payments for each of the fiscal years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter are $126.2 million, $52.3 million, $1,253.9 million, $10.8 million, $1,421.4 million and $4,346.1 million, respectively.

On October 26, 2010, Windstream entered into a definitive agreement to sell certain of its wireless licenses for approximately $22.0 million. As a result of this transaction, the company will recognize a gain of $5.4 million. The transaction is expected to close during the first quarter of 2011, subject to certain conditions, including certain necessary regulatory approvals.

On November 3, 2010, Windstream declared a dividend of 25 cents per share on the Company’s common stock, which is payable on January 15, 2011 to shareholders of record on December 31, 2010.

On November 4, 2010, Windstream announced a definitive agreement with ABRY Partners to acquire Hosted Solutions, LLC (“Hosted Solutions”) in an all cash transaction valued at $310.0 million. Hosted Solutions, based in Raleigh, N.C., is a regional data center and managed hosting provider focused on business customers. The transaction includes five data centers with a total of 57,000 square feet of capacity and is consistent with Windstream’s strategy to grow broadband and business revenues. The transaction is expected to close in the fourth quarter of 2010 subject to certain conditions, including necessary regulatory approvals.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

On July 17, 2006, Alltel Corporation, which has subsequently merged with Verizon Communications, Inc. (“Alltel”), completed the spin off of its wireline telecommunications division, which immediately merged with and into Valor Communications Group Inc. (“Valor”), with Valor continuing as the surviving corporation. The resulting company was renamed Windstream Corporation (“Windstream”, “we”, or the “Company”), which is a customer-focused telecommunications company that provides phone, high-speed Internet and digital television services. The Company also offers a wide range of IP-based voice and data services and advanced phone systems and equipment to businesses and government agencies. As of September 30, 2010, the Company served approximately 3.3 million access lines and 1.3 million high-speed Internet customers located primarily in rural areas across 23 states.

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

EXECUTIVE SUMMARY

Among the highlights in the third quarter of 2010:

•

Data and integrated solution connections, which is comprised of high-speed Internet as well as integrated voice and data connections, increased by approximately 16,000 during the third quarter of 2010. During the twelve months ended September 30, 2010, data and integrated solution connections increased by approximately 347,000. Excluding connections in markets acquired from Iowa Telecommunications Services, Inc. (“Iowa Telecom”), NuVox, Inc. (“NuVox”), D&E Communications, Inc. (“D&E”) and Lexcom, Inc. (“Lexcom”) totaling 256,000, data and integrated solution connections increased by 91,000, or 8.4 percent, over the same time period.

•

Voice lines decreased by approximately 33,000 during the third quarter of 2010. During the twelve months ended September 30, 2010, voice lines increased by approximately 283,000. Excluding voice lines in markets acquired from Iowa Telecom, D&E and Lexcom totaling 391,000, voice lines declined by 108,000, or 3.9 percent, over the same time period.

•

Revenues and sales increased $231.5 million and $488.8 million during the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods of 2009, primarily due to revenues generated from acquired businesses. Excluding revenues in markets acquired from Iowa Telecom, NuVox, D&E and Lexcom of $251.1 million and $587.9 million for the three and nine month periods ended September 30, 2010, respectively, revenues decreased $19.6 million, or 2.7 percent, and $99.1 million, or 4.4 percent, respectively, over the same time period.

•

Operating income increased $44.8 million and $48.8 million during the three and nine months ended September 30, 2010, as compared to the same periods of 2009, primarily due to operating income generated from acquired businesses of $26.3 million and $62.6 million for the three and nine month periods ended September 30, 2010, respectively, and expense management initiatives. These increases were partially offset by revenue declines attributable to voice line losses and increases in merger and integration costs of $10.5 million and $49.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009.

•

Interest expense increased by $34.8 million and $83.9 million during the three and nine month periods ended September 30, 2010, as compared to the same periods of 2009, primarily due to interest incurred on additional debt of $1,100.0 million issued in the fourth quarter of 2009 and the $375.0 million net borrowing activity against our revolving line of credit to finance the Iowa Telecom and NuVox acquisitions. The Company issued an additional $400.0 million in the third quarter of 2010 to repay the revolver borrowings.

•

The Company generated cash flows from operations of $711.5 million for the nine months ended September 30, 2010, a decrease of $29.9 million, or 4.0 percent, as compared to the same period in 2009. This decrease was primarily attributable to the $49.1 million increase in merger and integration costs incurred during 2010 in conjunction with the integration of acquired businesses and the $41.0 million voluntary pension contribution. It was partially offset by revenue generated from acquired businesses. Cash flows from operations were used to fund capital expenditures of $272.7 million and to pay $343.8 million in dividends to shareholders.

We expect to continue to face significant challenges resulting from competition in the telecommunications industry. To address these challenges, we are focused on growing our consumer high-speed Internet and business revenues, which represented approximately 54.1 percent and 53.0 percent of total revenues for the three and nine month periods ended September 30, 2010, respectively, as compared to 44.1 percent and 43.5 percent for the same periods in 2009. We expect continued growth in demand for these services across our customer base. In addition, we believe that our strategy of bundling consumer voice services with our high-speed Internet service offering will allow us to add new customers and help mitigate churn.

STRATEGIC TRANSACTIONS

Pending Transactions

On November 4, 2010, Windstream announced a definitive agreement with ABRY Partners to acquire Hosted Solutions, LLC (“Hosted Solutions”) in an all cash transaction valued at $310.0 million. Hosted Solutions, based in Raleigh, N.C., is a regional data center and managed hosting provider focused on business customers. The transaction includes five data centers with a total of 57,000 square feet of capacity and is consistent with Windstream’s strategy to grow broadband and business revenues. The transaction is expected to close in the fourth quarter of 2010 subject to certain conditions, including necessary regulatory approvals.

On August 17, 2010, Windstream entered into an agreement and plan of merger with Q-Comm Corporation (“Q-Comm”), a privately held regional fiber transport and competitive local exchange carrier. Under the terms of the merger agreement, the Company will pay approximately $279.0 million in cash consideration and issue approximately 20.6 million shares of Windstream common stock valued at approximately $237.0 million, based on the closing price of Windstream’s common stock on August 17, 2010, to acquire all of the issued and outstanding shares of Q-Comm common stock. The Company will also repay estimated net indebtedness of Q-Comm of approximately $270.0 million. The transaction includes Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 22 states, and Norlight, Inc. (“Norlight”), a competitive local exchange carrier serving approximately 5,500 business customers. Both KDL and Norlight are located in Evansville, Indiana. The transaction is expected to close in the fourth quarter of 2010 subject to certain conditions, including necessary approvals from federal regulators. The completion of this acquisition will provide the Company with increased scale and opportunities for approximately $25.0 million in operating expense and capital expenditure synergies with existing Windstream operations.

Acquisitions

On June 1, 2010, we completed our previously announced acquisition of Iowa Telecom, based in Newton, Iowa. This acquisition provides Windstream with a sizable operating presence in the upper Midwest. As of June 1, 2010, Iowa Telecom provided service to approximately 208,000 incumbent local exchange carrier access lines, 39,000 competitive local exchange carrier access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. The Company expects to achieve $35 million in annual expense and capital synergies as a result of this acquisition. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of Windstream common stock and $7.90 in cash. We paid approximately $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of our common stock valued at $280.8 million on the date of issuance. In addition, we repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of approximately $628.9 million.

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

Disposition

On August 21, 2009, Windstream completed the sale of its out-of-territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. The out-of-territory product distribution operations primarily consisted of product inventory with a carrying value of $4.9 million and customer relationships outside of Windstream’s telecommunications operating territories. These operations were not central to the Company’s strategic goals in its core communications business. Product revenues from these operations totaled $8.1 million and $38.5 million during the three and nine month periods ended September 30, 2009, respectively, with related cost of products sold of $7.6 million and $34.3 million for the same periods in 2009.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009
Revenues and sales:
Service revenues:
Consumer	$359.4	$323.0	$1,033.2	$985.2
Business	419.0	243.7	1,160.6	737.0
Wholesale	160.6	138.2	471.6	418.0

Total service revenues	939.0	704.9	2,665.4	2,140.2
Product sales	26.8	29.4	65.6	102.0

Total revenues and sales	965.8	734.3	2,731.0	2,242.2
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	350.4	254.5	978.6	759.7
Cost of products sold	23.5	26.0	57.7	89.9
Selling, general, administrative and other	130.1	86.1	368.3	261.2
Depreciation and amortization	179.9	133.8	503.0	399.1
Restructuring charges	0.2	7.5	0.7	7.5
Merger and integration costs	11.5	1.0	51.5	2.4

Total costs and expenses	695.6	508.9	1,959.8	1,519.8
Operating income	270.2	225.4	771.2	722.4

Other income, net	(3.0)	(2.2)	(4.2)	(0.8)
Interest expense	(132.3)	(97.5)	(378.9)	(295.0)

Income before income taxes	134.9	125.7	388.1	426.6
Income taxes	49.7	45.7	149.8	167.6

Net income	$85.2	$80.0	$238.3	$259.0
Basic and diluted earnings per share
Net income	$.18	$.18	$.51	$.59

(Thousands)
Voice lines in service:
Consumer	2,069.5	1,881.2
Business	982.1	883.9
Wholesale (a)	13.9	17.1

Total voice lines in service	3,065.5	2,782.2

Data and integrated solutions:
High-speed Internet	1,290.5	1,050.5
Advanced data and integrated solutions (b)	146.0	39.1

Total data and integrated solutions	1,436.5	1,089.6
Special access circuits	89.0	78.0
Access lines (c)	3,300.5	2,899.3
Digital satellite television customers	433.3	344.8

(a)	Wholesale units include unbundled network elements and pay stations.

(b)	Advanced data and integrated solutions consists of private line, virtual LAN and virtual private network services as well as services that offer integrated data and voice solutions.

(c)	Access lines include voice lines, advanced data and integrated solutions and special access circuits.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to residential customers. Consumer revenues are expected to continue to be impacted by unfavorable voice line trends attributable to competition from cable television providers, wireless communications providers and voice service providers using other emerging technologies. For the twelve months ended September 30, 2010, consumer voice lines increased by approximately 188,000 or 10.0 percent. Excluding the impact of acquired businesses, consumer voice lines declined by approximately 66,000 or 3.5 percent.

Increasing demand for high-speed Internet service, together with continued migration to higher speeds and demand for ancillary data services, are expected to continue to offset some of the consumer revenue declines from the unfavorable voice line trends noted above. For the twelve months ended September 30, 2010, consumer high-speed Internet customers increased by approximately 216,000, or 22.9 percent. Excluding the impact of acquired businesses, consumer high-speed Internet customers increased by approximately 86,000, or 9.2 percent. As of September 30, 2010, we provided high-speed Internet service to approximately 60.3 percent of our primary residential lines in service as compared to 53.3 percent at September 30, 2009. As of September 30, 2010, approximately 75 percent of our primary residential voice lines had access to high-speed Internet offerings of other service providers, primarily cable service providers. We do not expect significant additional cable expansions into our service areas during 2010, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service continues to shrink.

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

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Increase		Increase
(Millions)	(Decrease)%		(Decrease)%
Due to acquired businesses	$44.9		$87.3
Due to increases in high-speed Internet revenues (a)	10.8		25.2
Due to changes in miscellaneous revenues	1.4		(2.4)
Due to decreases in voice and long distance revenues (b)	(20.7)		(62.1)
Total increases in consumer revenues	$36.4	11%	$48.0	5%

(a)	Increases in high-speed Internet revenues are primarily due to the increase in high-speed Internet customers, previously discussed.

(b)	Decreases in voice service revenues were primarily attributable to declines in voice lines and to the impact of discounts on voice features included in the Company’s bundle offerings. Partially offsetting these declines were increases in long distance revenues associated with the continued migration of customers from one-plus calling to unlimited long distance calling plans.

Business Service Revenues

Business service revenues are generated through the provision of data services and integrated solutions as well as voice services to business customers. For the twelve months ended September 30, 2010, advanced data and integrated solution connections increased by approximately 107,000. Excluding the impact of acquired businesses, these connections were flat year over year. We experience competition in the business channel from cable, wireless, and other incumbent and competitive local telecommunication service providers. To meet competitive demands, we are continuing to deploy complex data services into our markets and have reorganized our service and delivery teams to better align our activities with the needs of our business customers. We expect revenues in the business channel to be favorably impacted by increasing demand for data and integrated data and voice services, and through the expansion of our competitive local exchange carrier services into targeted markets located contiguously with existing Windstream operations. However, continued weakness in the overall economic environment may have the effect of suppressing near term growth in these revenues.

For the twelve months ended September 30, 2010, business voice lines increased by approximately 98,000. Excluding the impact of acquired businesses, business voice lines decreased by approximately 39,000, or 4.4 percent. We believe that weakness in the overall economy has had an unfavorable impact on our business voice lines. In addition, voice lines have been unfavorably impacted by customer migration to integrated communications solutions capable of delivering both voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Increase		Increase
(Millions)	(Decrease)%		(Decrease)%
Due to acquired businesses	$173.1		$425.8
Due to increases in special access revenues (a)	5.3		10.4
Due to increases in high-speed Internet revenues (b)	1.4		4.8
Due to increases in data revenues (c)	1.7		3.9
Due to decreases in voice and long distance revenues (d)	(6.2)		(21.3)
Total increases in business revenues	$175.3	72%	$423.6	57%

(a)	Increases in special access revenues, which primarily represent monthly flat-rate charges for dedicated circuits, were attributable to strong demand from wireless carriers.

(b)	Increases in high-speed Internet revenues are primarily due to increases in high-speed Internet customers.

(c)	Increases in data revenues are primarily due to demand for complex data services.

(d)	Decreases in voice and long distance service revenues were primarily attributable to the decline in voice lines.

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

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$30.3		$70.0
Due to increases in federal USF revenues (a)	0.5		8.6
Due to increases in state USF revenues (b)	1.4		3.8
Due to decreases in voice and miscellaneous revenues (c)	(2.4)		(6.2)
Due to decreases in switched access revenues (d)	(7.4)		(22.6)
Total increases in wholesale revenues	$22.4	16%	$53.6	13%

(a)	Increases in federal USF revenues are primarily due to an increase in the USF contribution factor from 12.9 percent to 13.6 percent for the quarters ended September 30, 2009 and 2010, respectively, resulting in an increase of $0.2 million and $6.3 million, for the three and nine month periods ended September 30, 2010, respectively. This increase resulted in a proportionate increase in federal USF expense included in cost of services below.

(b)	Increases in state USF revenues are primarily due to an increase in costs recoverable under the program.

(c)	Decreases in wholesale voice and miscellaneous revenues are primarily due to the decline in payphone and UNE voice lines and declines in directory advertising revenue.

(d)	Decreases in switched access revenues are primarily due to continued declines in voice lines and the Company’s phased reduction of interstate access rates from its current average rate per minute of $0.0090 to achieve an ultimate rate of $0.0065 per minute by 2012. Additional declines in switched access revenues are due to a network efficiency project which maximizes the use of the Company’s own network for transporting long distance traffic in order to decrease our interconnection expense.

Product Sales

Product sales include data and communications equipment sold to business and governmental customers. In addition, we offer high-speed Internet modems, computers and other equipment to our residential consumers. The following table reflects the primary drivers of year-over-year changes in product sales revenues:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$2.7		$4.8
Due to disposal of the out-of-territory product distribution operations	(8.1)		(38.5)
Due to increases in consumer product sales	0.6		1.5
Due to changes in contractor sales	2.1		(0.1)
Due to changes in business product sales (a)	0.1		(4.1)
Total decreases in product sales	$(2.6)	(9)%	$(36.4)	(36)%

(a)	Decreases in business product sales for the nine months ended September 30, 2010 are primarily due to lower demand for these products, which we believe was attributable to the postponement of purchasing decisions by some businesses as a result of continued weakness in the overall economic environment. We experienced modest increases across all product sales for the three months ended September 30, 2010.

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

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Increase		Increase
(Millions)	(Decrease)%		(Decrease)%
Due to acquired businesses	$113.2		$271.4
Due to increases in federal USF expenses (a)	0.2		6.3
Due to increases in network operations and other (b)	4.8		1.1
Due to decreases in business taxes (c)	(2.8)		(5.2)
Due to decreases in storm-related expenses (d)	—		(6.0)
Due to decreases in pension expense (e)	(6.6)		(20.2)
Due to decreases in interconnection expense (f)	(12.9)		(28.5)
Total increases in cost of services	$95.9	38%	$218.9	29%

(a)	Increases in federal USF contributions are primarily due to an increase in the USF contribution factors from 12.9 percent to 13.6 percent for the quarters ended September 30, 2009 and 2010, respectively. This increase resulted in a proportionate increase in federal USF revenues.

(b)	Increases in network operations and other expenses are primarily attributable to network support costs and charges incurred to provide third party services to customers, partially offset by cost saving measures in 2010.

(c)	Decreases in business taxes were primarily attributable to lower property tax assessments.

(d)	Decreases in storm-related expenses were associated with the Company’s efforts to repair network facilities damaged by severe ice storms primarily in our Kentucky service areas during the first quarter of 2009.

(e)	Decreases in pension expense are attributable to lower pension amortization in 2010 as a result of the $152.0 million, or 23.2 percent, return generated on pension plan assets during 2009.

(f)	Decreases in interconnection expenses are due to the favorable impact of network efficiency projects, the impact of voice line losses and rate reductions. Partially offsetting these decreases were increases associated with purchases of higher capacity circuits to service the growth in data customers.

Cost of Products Sold

Cost of products sold represents the cost of equipment sold to customers. The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Increase		Increase
(Millions)	(Decrease)%		(Decrease)%
Due to acquired businesses	$2.7		$4.5
Due to disposal of the out-of-territory product distribution operations	(7.6)		(34.3)
Due to increases in costs of contractor sales	2.9		2.5
Due to changes in equipment sales to business customers	0.5		(2.1)
Due to decreases in residential costs of product sold	(1.0)		(2.8)
Total decreases in cost of products sold	$(2.5)	(10)%	$(32.2)	(36)%

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

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Increase		Increase
(Millions)	(Decrease)%		(Decrease)%
Due to acquired businesses	$43.5		$105.1
Due to increases in advertising expense and other (a)	1.7		5.7
Due to decreases in pension expense (b)	(1.2)		(3.7)
Total increases in SG&A and other expenses	$44.0	51%	$107.1	41%

(a)	Increases in advertising expense during 2010 are primarily due to increased spending to support sales of our price-for-life bundles.

(b)	Decreases in pension expense are attributable to lower pension amortization in 2010 as a result of the $152.0 million, or 23.2 percent, return generated on pension plan assets during 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Increase		Increase
(Millions)	(Decrease)%		(Decrease)%
Due to depreciation of acquired businesses plant assets	$26.0		$59.0
Due to amortization of intangible assets acquired in the purchase of acquired businesses	25.1		54.9
Due to decreases in depreciation expense	(2.5)		(0.8)
Due to decreases in amortization expense	(2.5)		(9.2)
Total increases in depreciation and amortization expense	$46.1	34%	$103.9	26%

Restructuring and Merger and Integration Costs

We continually evaluate our operating structure to identify opportunities for increased operational efficiency and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Restructuring charges, consisting primarily of severance and employee benefit costs, are sometimes incurred as a result of these efforts. These costs should not necessarily be viewed as non-recurring.

Merger and integration costs are unpredictable by nature and include costs incurred during strategic transactions such as transaction costs, rebranding costs and system conversion costs. Set forth below is a summary of merger and integration costs for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2010	2009	2010	2009
Merger and integration costs
Transaction costs associated with acquisitions (a)	$4.1	$1.0	$25.3	$2.4
Employee related transition costs (b)	3.5	—	19.5	—
Computer system and conversion costs	1.6	—	3.2	—
Signage and other rebranding costs	2.3	—	3.5	—

Total merger and integration costs	11.5	1.0	51.5	2.4
Restructuring charges (c)	0.2	7.5	0.7	7.5

Total merger, integration and restructuring charges	$11.7	$8.5	$52.2	$9.9

(a)	During the first nine months of 2010, the Company incurred acquisition related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of Iowa Telecom, NuVox, Lexcom and D&E, as well as the pending acquisition of Q-Comm. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations. In the first nine months of 2009, the Company incurred $2.4 million in acquisition costs associated with the D&E and Lexcom acquisitions.

(b)	During the nine months ended September 30, 2010, the Company incurred $19.5 million in employee transition costs, primarily severance related, in conjunction with the integration of D&E, Lexcom, NuVox and Iowa Telecom.

(c)	During the nine months ended September 30, 2010, the Company recorded $0.7 million in severance charges in conjunction with restructuring of its warehouse and assignment operations. During the nine months ended September 30, 2009, the Company incurred $7.5 million in severance and employee benefit costs primarily related to a workforce reduction initiated to better align the Company’s focus on high-speed Internet and enterprise opportunities.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of September 30, 2010, the Company had unpaid merger, integration and restructuring liabilities totaling $4.2 million, which included $1.9 million of accrued severance and related employee costs primarily associated with the integration of acquired businesses. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. The severance and related employee costs will be paid as positions are eliminated. Each of these payments will be funded through operating cash flows.

Operating Income

Operating income increased $44.8 million and $48.8 million during the three and nine months ended September 30, 2010, as compared to the same periods of 2009, primarily due to operating income generated from acquired businesses of $26.3 million and $62.6 million for the three and nine month periods ended September 30, 2010, respectively, and expense management initiatives. These were partially offset by revenue declines attributable to voice line losses and increases in merger and integration costs of $10.5 million and $49.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009.

Other Income (Expense), Net

Other income (expense), net was comprised of the following for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009
Mark-to-market of interest rate swap agreement	$(0.3)	$(0.6)	$(1.2)	$1.8
Interest income on cash and cash equivalents	—	0.1	0.4	1.1
Interest expense on undesignated swaps	(1.3)	(1.3)	(3.8)	(3.4)
Other, net	(1.4)	(0.4)	0.4	(0.3)
Other income (expense), net	$(3.0)	$(2.2)	$(4.2)	$(0.8)

Other income (expense), net decreased $0.8 million and $3.4 million for the three and nine month periods ended

September 30, 2010, respectively, as compared to the same periods of 2009. These decreases were primarily attributable to changes in the non-cash, mark-to-market adjustment of the undesignated portion of the Company’s interest rate swaps.

Interest Expense

Interest expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2010	2009	2010	2009
Senior secured credit facility, Tranche A	$2.1	$1.4	$5.4	$5.2
Senior secured credit facility, Tranche B, net of interest rate swaps	25.6	22.1	74.1	67.2
Senior secured credit facility, revolving line of credit	1.9	0.7	4.7	2.7
Senior unsecured notes	93.5	63.9	266.8	191.6
Notes issued by subsidiaries	9.7	9.8	29.0	29.5
Other interest expense	0.1	—	0.3	0.1
Less capitalized interest expense	(0.6)	(0.4)	(1.4)	(1.3)
Total interest expense	$132.3	$97.5	$378.9	$295.0

Interest expense increased $34.8 million, or 35.7 percent, and $83.9 million, or 28.4 percent, in the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods of 2009. These increases were primarily attributable to interest incurred on the $1,100.0 million in senior unsecured notes issued during the fourth quarter of 2009 and the $400.0 million in senior unsecured notes issued during the third quarter of 2010. The weighted-average interest rate paid on the Company’s long-term debt during the nine months ended September 30, 2010 was 7.8 percent, as compared to 7.4 percent for the same period of 2009.

Income Taxes

Income tax expense increased $4.0 million, or 8.8 percent, and decreased $17.8 million, or 10.6 percent, in the three and nine month periods ending September 30, 2010, respectively, as compared to the same periods of 2009. The decreases in income tax expense are due to a decline in income before taxes and unfavorable discrete items during 2009 that increased 2009 income tax expense, but have no impact to 2010. The Company’s effective tax rate increased to 36.8 percent and decreased to 38.6 percent in the three and nine month periods ending September 30, 2010 as compared to 36.4 percent and 39.3 percent in the corresponding periods of 2009.

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

Federal Regulation and Legislation

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, the ARRA allocated approximately $7.2 billion for the expansion of broadband services to unserved and underserved areas. The Company filed numerous applications with the Rural Utilities Service (“RUS”) for approximately $264.0 million in grants on projects with a total estimated cost of $352.0 million to expand broadband availability and offer faster high-speed Internet service to more than half a million homes and businesses in its service area. The RUS approved eighteen applications in thirteen states totaling $181.3 million in grants on projects with a total estimated cost of $241.7 million, including a $60.4 million matching share provided by the Company.

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

The following tables reflect the minute-driven components of Windstream’s inter-carrier compensation revenues for the three months ended September 30, 2010:

	Originating Traffic		Terminating Traffic
	Minutes	Rate	Minutes	Rate
	(Thousands)		(Thousands)
Interstate switched access	925,163	$0.0060	963,610	$0.0060
Intrastate switched access	452,979	$0.0370	732,257	$0.0360
Local interconnection			1,150,578	$0.0100

In addition, inter-carrier and reciprocal compensation expense totaled $18.5 million and $72.4 million for the three and nine month periods ended September 30, 2010.

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

During the second quarter of 2010, access reform bills in Georgia and Missouri were signed into law, which require the Company to reduce its intrastate access rates in these states to parity, or closer to parity with interstate rates over a three to five year period. These bills allow Windstream to increase local rates and/or draw increased support from a state universal service fund to recover a portion of the revenue reductions resulting from the rate decreases and are not expected to have a material impact on Windstream’s revenues.

State USF and Texas Large Company High Cost Program Settlement

We recognize revenue from state universal service funds in a limited number of states in which we operate. In the third quarter of 2010, Windstream received $34.1 million in state universal service support, which included approximately $25.0 million from the Texas USF. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets.

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

The Company’s board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors and is subject to the Company’s restricted payment capacity, which was $892.4 million as of September 30, 2010, as determined in accordance with our debt covenants. We build additional capacity through cash flows generated from operations while dividends, share repurchases and certain restricted investments reduce the available restricted payments capacity.

The following table summarizes our cash flow activities for the nine month period ended September 30:

	Nine Months Ended September 30,
(Millions)	2010	2009
Cash flows from (used in):
Operating activities	$711.5	$741.4
Investing activities	(721.9)	(206.5)
Financing activities	(897.3)	(541.5)
Increase (decrease) in cash and cash equivalents	$(907.7)	$(6.6)

Operating Cash Flows

Cash from operating activities primarily represents the amount of cash generated by the ongoing operations of our business after the payment of operating obligations, including our pension obligation. Windstream made a voluntary payment of $41.0 million to its qualified pension plan during the third quarter of 2010. This voluntary payment was made to preserve an accumulated credit balance, which may be used to offset required future contributions. If Windstream had not made the voluntary payment, it would have forfeited a portion of the credit balance in accordance with currently enacted funding regulations. Based on the information available at this time, assuming relatively little change in the discount rate and pension plan assets, it is likely that the Company will be required to make a contribution of $60.0 million to $90.0 million during 2011. The contribution is likely to be in the form of Windstream stock in order to preserve cash and manage overall net debt leverage. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s qualified pension plan.

During the nine months ended September 30, 2010, cash flows from operations decreased by $29.9 million, as compared to the same period in 2009. This decrease was primarily attributable to the $49.1 million increase in merger and integration costs incurred during 2010 in conjunction with efforts to integrate acquired businesses and the voluntary pension contribution previously discussed. This decrease was partially offset by revenue generated from acquired businesses.

Investing Cash Flows

Cash used in investing activities primarily includes investments in our telecommunications network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. Following the completion of our Iowa Telecom acquisition, we have revised our 2010 capital expenditures forecast to a range of $380.0 million to $400.0 million.

During the nine months ended September 30, 2010, cash flows used in investing activities increased by $515.4 million as compared to the same period in 2009. This increase was primarily due to the $198.4 million and $253.6 million of cash used to complete the acquisitions of NuVox and Iowa Telecom, respectively. As previously discussed, we expect to generate significant operating synergies through the combination of these businesses with existing Windstream operations.

Capital expenditure spending increased approximately $65.9 million during the nine months ended September 30, 2010 as compared to the same period in 2009. This increase was primarily attributable to additional spending on the networks of acquired businesses. As previously discussed, the RUS approved eighteen of our ARRA applications for funds to expand broadband services to unserved and underserved areas. The total estimated cost of approved projects is

$241.7 million. We will receive grants of approximately $181.7 million to fund these projects and will provide a matching share of $60.4 million over three years, starting in 2011.

Financing Cash Flows

Cash used in financing activities primarily includes the payment of our quarterly dividend, principal payments on our outstanding debt, including debt assumed from acquired businesses, proceeds from new debt issued and the purchase of Windstream common stock in accordance with the February 8, 2008 share repurchase program approved by the board of directors. The share repurchase program expired on December 31, 2009.

Cash used in financing activities increased by $355.8 million for the nine months ended September 30, 2010, as compared to the same period in 2009. This increase was primarily due to the repayment of $281.3 million and $628.9 million in debt and related swap agreements assumed from NuVox and Iowa Telecom, respectively. Partially offsetting these increases were decreases of $43.5 million in share repurchases due to the expiration of our share repurchase program on December 31, 2009 and the issuance of $400.0 million in aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 at an issue price of 99.248 percent to yield 8.25 percent. Proceeds from the issuance were used to repay borrowings against our line of credit, which together with cash on hand, was used to pay the cash portion of the Iowa Telecom and NuVox purchase prices and to repay the outstanding debt of these businesses.

As of September 30, 2010, the Company had $6,686.3 million in long-term debt outstanding, including current maturities. On October 6, 2010, Windstream completed the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020. Proceeds from the private placement totaled $491.3 million excluding debt issuance costs, and will be used, together with cash on hand, to finance the acquisition of Q-Comm.

After giving effect to the private placement, Windstream will have $7,186.3 million in long term debt outstanding, including current maturities. This debt is primarily comprised of approximately $2,138.1 million secured primarily under the Company’s senior secured credit facilities and approximately $5,048.2 million in unsecured senior notes. Scheduled principal payments on our debt following the private placement and extension of the Tranche A senior secured credit facilities are $13.4 million for the remainder of 2010. Scheduled principal payments for each of the fiscal years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter are $126.2 million, $52.3 million, $1,253.9 million, $10.8 million, $1,421.4 million and $4,346.1 million, respectively. We expect that cash flows from operations will be sufficient to fund scheduled principal and interest payments through fiscal 2012. We would anticipate refinancing the majority of the principal amounts maturing in fiscal 2013 as we do not expect that cash flows from operations will be sufficient to fund the scheduled maturities. See also our discussion of “Windstream’s substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms” within “Risk Factors” in Item 1A of Part I in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010. See Note 5 for scheduled debt maturities as of September 30, 2010, prior to the private placement.

On September 17, 2010, Windstream amended its credit facility to permit the signing of rural broadband stimulus grant agreements with the US Department of Agriculture’s RUS. Windstream also increased the size of its secured leverage capacity. Specifically, Windstream increased the size of the secured incremental facility basket from $800 million to $1.6 billion. Windstream is required to show pro-forma compliance with a secured debt leverage ratio of 2.25 to 1 in order to borrow in excess of the first $800 million of the $1.6 billion basket. In addition, the terms of the senior secured credit facilities and indentures include customary covenants that, among other things, require us to maintain certain financial ratios, restrict our ability to incur additional indebtedness and limit our cash payments. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition to the restrictions on dividend and certain other types of payments previously discussed, these covenants also place restrictions on our capital expenditures capacity. For 2010, we have capital expenditure capacity of $686.4 million, which includes $169.6 million of unused capacity from 2009 and $66.8 million in additional capacity attributable to the adjusted earnings before interest, taxes, depreciation and amortization of D&E, Lexcom, NuVox and Iowa Telecom.

The financial ratios required by the Company’s senior secured credit facilities and indentures include certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”).

These non-GAAP financial measures are presented below for the sole purpose of demonstrating the Company’s compliance with its debt covenants:

(Millions, except ratios)	September 30, 2010
Gross Leverage ratio:
Total debt (a)	$7,186.3

Operating income, last twelve months	$1,005.7
Depreciation and amortization, last twelve months	641.7
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (b)	248.9

Adjusted EBITDA	$1,896.3

Leverage ratio (c)	3.79

Maximum gross leverage ratio allowed	4.50

Interest coverage ratio:
Adjusted EBITDA	$1,896.3

Interest expense, last twelve months	$494.1
Adjustments required by the credit facilities and indentures (d)	118.4

Adjusted interest expense	$612.5

Interest coverage ratio (e)	3.10

Minimum interest coverage ratio allowed	2.75

(a)	Total debt includes the $500.0 million in debt issued in October 2010 to fund the pending acquisition of Q-Comm.

(b)	Adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), adjusts EBITDA primarily to include the preacquisition operating income before depreciation and amortization, pension and stock-based compensation expense and non-recurring merger, integration and restructuring charges of D&E, Lexcom, NuVox and Iowa Telecom.

(c)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(d)	Adjustments required by the credit facility and indentures primarily represent pro forma interest on the $1,100.0 million in debt issued in the fourth quarter of 2009, the $400.0 million in debt issued in the third quarter of 2010 and the $500.0 million in debt issued in the fourth quarter of 2010. In addition, adjustments are required for capitalized interest and amortization of the discount on long-term debt, net of premiums.

(e)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2010, the Company was in compliance with all such covenants and restrictions.

As of September 30, 2010, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured and senior unsecured credit ratings:

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

Contractual Obligations and Commitments

As discussed in Note 5, on July 19, 2010, Windstream completed the private placement of $400.0 million in aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018. Proceeds from the private placement totaled $390.0 million, excluding debt issuance costs and discounts, and were used to repay amounts outstanding under the revolving credit and for general corporate purposes. In addition, as discussed in Note 15, on October 6, 2010, Windstream completed the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes (“2020 Notes”) due October 15, 2020 at par to yield 7.75 percent. Proceeds from the private placement totaled $491.3 million excluding debt issuance costs, and will be used, together with cash on hand, to finance the acquisition of Q-Comm.

Set forth below is a summary of future repayments of long-term debt obligations and related interest expense as of September 30, 2010, to include the 2018 Notes, the 2020 Notes and the $13.5 million extension of the Tranche A of the senior secured credit facilities outstanding to Tranche A2:

	Payments due by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$130.5	$1,303.4	$431.6	$5,358.6	$7,224.1
Interest payments on long-term debt obligations (b)	477.0	983.4	810.6	901.1	3,172.1

Total projected long-term debt and interest payments	$607.5	$2,286.8	$1,242.2	$6,259.7	$10,396.2

(a)	Excludes $37.8 million of unamortized discounts included in long-term debt at September 30, 2010.

(b)	Variable rates are calculated in relation to LIBOR.

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

There were no material changes to the Company’s critical accounting policies during the nine month period ended September 30, 2010.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

The Company’s market risks at September 30, 2010 are similar to the market risks discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, the Company is exposed to market risk from changes in interest rates. The Company does not directly own significant marketable equity securities other than highly liquid cash equivalents, nor does it operate in foreign countries. However, the Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

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

Due to the interest rate risk inherent in its variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements on notional amounts totaling $1,600.0 million at July 17, 2006 to convert variable interest rate payments to fixed. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. The four interest rate swap agreements amortize quarterly to a notional value of $906.3 million at maturity on July 17, 2013, and have an unamortized notional value of $1,112.5 million as of September 30, 2010. The variable rate received by Windstream on these swaps is the three-month LIBOR (London-Interbank Offered Rate), which was 0.52 percent at September 30, 2010. The weighted-average fixed rate paid by Windstream is 5.60 percent. The interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the senior secured credit facility.

After the completion of a refinancing transaction in February 2007, a portion of one of the four interest rate swap agreements with a notional value of $125.0 million was de-designated and is no longer considered an effective hedge as the portion of the Company’s senior secured credit facility that it was designated to hedge against was repaid. Changes in the market value of this portion of the swap, which has an unamortized notional value of $91.2 million as of September 30, 2010, are recognized in net income. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of September 30, 2010, amounts outstanding under the Company’s variable rate senior secured credit facilities exceed the unamortized designated notional value of the four interest rate swap agreements by $525.6 million, or approximately 8.2 percent of its total outstanding long-term debt. As a result, a hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $5.3 million. Actual results may differ from this estimate.

Equity Risk

The Company is exposed to market risk through the Company’s pension plan investments. The fair market value of these investments, totaling $834.8 million at September 30, 2010, increased 6.5 percent from $784.0 million at December 31, 2009, due to an increase in the value of plan assets of $60.2 million, or 7.7 percent, a $41.0 million voluntary contribution and $50.4 million in routine benefit payments and administrative expenses.

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

Item 1A. Risk Factors

The Company is exposed to various risk factors as discussed in risk factors affecting Windstream’s businesses included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010. There have been no material changes in these risk factors since the filing of the Form 10-K, except as discussed below with regards to the successful migration of the Company’s data center, the expiration of the tax provisions of the American Jobs and Growth Tax Relief Reconciliation Act of 2003 and the enactment of the Health Care and Education Reconciliation Act of 2010.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 51.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Anthony W. Thomas
Anthony W. Thomas
Chief Financial Officer
(Principal Financial Officer)
November 4, 2010

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