Form 10-K
period 2010-12-31
WINDSTREAM CORP
filed 2011-02-22
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

☐  YES   ☒   NO

Aggregate market value of voting stock held by non-affiliates as of June 30, 2010 - $5,102,105,290

Common shares outstanding, February 15, 2011 - 504,300,673

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2011 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 33 to 38.

Windstream Corporation

Form 10-K, Part I

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

THE COMPANY

OVERVIEW

Windstream Corporation (“Windstream”, “we” or the “Company”) is a leading communications and technology solutions provider, specializing in complex data, high-speed Internet access, voice and transport services to customers in 29 states. We provide a variety of solutions, including IP-based voice and data services, multiprotocol label switching (“MPLS”) networking, data center and managed services, hosting services and communications systems to businesses and government agencies. We operate an extensive local and long-haul network, including 60,000 route miles of fiber, used to deliver voice and data traffic of Windstream, as well as other carriers on a wholesale basis. We also provide high-speed Internet, voice, and digital television services to residential customers primarily located in rural areas. As of December 31, 2010, the Company provided service to approximately 3.3 million access lines and 1.3 million high-speed Internet customers.

During 2010, we further transformed our strategy towards a focus on data and business-solutions through several key acquisitions, including NuVox, Inc. (“NuVox”), Iowa Telecommunications Services, Inc. (“Iowa Telecom”), Hosted Solutions Acquisition, LLC (“Hosted Solutions”), and Q-Comm Corporation (“Q-Comm”). The network infrastructure acquired of Q-Comm, including its fiber network, and the data center operations of Hosted Solutions, offer the potential for significant operating synergies, expand our ability to deliver highly complementary service offerings to new and existing business customer, and present increased opportunities around transport services, including wireless data backhaul. We believe these acquisitions advance our strategy to position our business to achieve total revenue growth in the future.

We intend to continue to execute on our data and business-solutions strategy by offering additional services and higher data speeds throughout our service areas. As wireless data usage continues to grow, we believe that Windstream’s fiber network, which doubled in size with the acquisition of Q-Comm, positions it to provide additional transport services to wireless companies. We intend to serve new and existing residential customers through bundled service offerings, including our price for life offering, which offers a price for life guarantee and package discount on our voice, high-speed Internet, and digital television bundle.

As of December 31, 2010, Windstream’s subsidiaries provide services in 29 states. These states include Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

The shaded areas in the following map reflect Windstream’s service territories as of December 31, 2010.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

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

Immediately after the consummation of the spin off, Alltel Holding Corp. merged with and into Valor, with Valor continuing as the surviving corporation. The merger was accounted for using the purchase method of accounting for business combinations, in accordance with authoritative guidance, with Alltel Holding Corp. serving as the accounting acquirer. The accompanying consolidated financial statements reflect the combined operations of Alltel Holding Corp. and Valor following the spin off and merger transactions on July 17, 2006. The resulting company was renamed Windstream Corporation. Results of operations presented for historical periods prior to the merger are for Alltel Holding Corp. As a result of the merger, all of the issued and outstanding shares of the Company’s common stock were converted into the right to receive an aggregate number of shares of common stock of Valor. Valor issued in the aggregate approximately 403 million shares of its common stock to Alltel shareholders pursuant to the merger, or 1.0339267 shares of Valor common stock for each share of the Company’s common stock outstanding as of the effective date of the merger. Upon completion of the merger, Alltel’s stockholders owned approximately 85 percent of the outstanding equity interests of the surviving corporation, Windstream, and the stockholders of Valor owned the remaining approximately 15 percent of such equity interests. In addition, Windstream assumed Valor debt valued at $1,195.6 million.

PRODUCTS AND OFFERINGS

Business services include data, integrated solutions, and voice services and special access circuits to business customers. Data services include advanced data services, such as data center and managed hosting, MPLS networking, and dedicated access, as well as the provision of high-speed Internet to business customers. Integrated solutions consist of multiple voice and data services delivered over an IP connection. Voice services include basic services, such as local, and various enhanced features as well as long-distance. Special access services include point-to-point switching arrangements for voice and data traffic, allowing constant use at maximum capacity.

Consumer services primarily consist of the provision of high-speed Internet, voice and video services to residential customers. High-speed Internet includes traditional high-speed Internet service as well as other value added services utilizing that high-speed connection, such as our Internet Security Suite software and Online Data Backup services. Voice services include basic services such as local and long distance and enhanced services such as call waiting, caller identification, and voicemail. Video services represent activation and billing of digital satellite television service through DISH Network LLC and service provided through various cable television franchises owned by the Company.

Wholesale services primarily include voice and data services sold on a wholesale basis to other carriers, usage sensitive services to long distance companies and other local exchange carriers for access to the Company’s network in connection with the completion of long-distance calls, as well as reciprocal compensation received from wireless and

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

other local connecting carriers for the use of our facilities. Universal service fund (“USF”) revenues, which subsidize the cost of providing telecommunication services in high cost areas, are also included in wholesale service revenues.

Product sales include data and communications equipment sold to business customers, as well as, high-speed Internet modems, computers and other equipment sold to our consumers.

STRATEGIC ACQUISITIONS

On December 2, 2010, Windstream completed the acquisition of Q-Comm Corporation (“Q-Comm”), a privately held regional fiber transport provider and competitive local exchange carrier (“CLEC”). This acquisition significantly enhanced the Company’s fiber network with increased scale and business revenues, as well as the opportunity for operating synergies across the Windstream markets. Under the terms of the merger agreement, the Company paid $279.1 million in cash, net of cash acquired, and issued approximately 20.6 million shares of Windstream common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. The Company also repaid $266.2 million in outstanding indebtedness of Q-Comm. The transaction included Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. (“Norlight”), a CLEC serving approximately 5,500 business customers.

On December 1, 2010, Windstream completed the acquisition of Hosted Solutions Acquisition, LLC (“Hosted Solutions”) in an all-cash transaction valued at $312.8 million, which included a $2.8 million net working capital adjustment, net of cash acquired. Windstream financed the transaction through cash reserves and revolving credit capacity. Hosted Solutions, based in Raleigh, N.C., is a leading regional data center and managed hosting provider focused on enterprise-class Infrastructure as a Service (IaaS) solutions (managed hosting, managed services, colocation, cloud computing and bandwidth) for small and medium-sized business customers as well as large enterprises. This acquisition provided Windstream with five state-of-the-art data centers in Raleigh, NC, Charlotte, NC, and Boston, MA which serve more than 600 customers. As of December 31, 2010, Windstream operated a total of 12 data centers across the country.

On June 1, 2010, Windstream completed the acquisition of Iowa Telecommunications Services, Inc. (“Iowa Telecom”), based in Newton, IA. This acquisition provided Windstream with a sizable operating presence in the upper Midwest and the opportunities for operating efficiencies with contiguous Windstream markets. As of June 1, 2010, Iowa Telecom provided service to approximately 208,000 incumbent local exchange carrier (“ILEC”) access lines, 39,000 CLEC access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of our common stock and $7.90 in cash. The Company paid $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of Windstream common stock valued at $280.8 million on the date of issuance. In addition, Windstream repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of $628.9 million.

On February 8, 2010, Windstream completed the acquisition of NuVox, Inc. (“NuVox”), a CLEC based in Greenville, South Carolina. Consistent with the Company’s focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 104,000 business customer locations in 16 contiguous Southwestern and Midwest states and provides opportunities for significant operating efficiencies with contiguous Windstream markets. NuVox’s services include voice over internet protocol, local and long-distance voice, high-speed Internet access, email, voicemail, web hosting, secure electronic data storage and backup, internet security and virtual private networks. Many of these services are delivered over a secure, privately-managed IP network, using a multiprotocol label switch backbone and distributed IP voice switching architecture. In accordance with the NuVox merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of NuVox for $198.4 million in cash, net of cash acquired, and issued approximately 18.7 million shares of Windstream common stock valued at $185.0 million on the date of issuance. Windstream also repaid outstanding indebtedness and related liabilities on existing swap agreements of NuVox totaling $281.0 million.

On December 1, 2009, Windstream completed the acquisition of Lexcom, Inc. (“Lexcom”), which resulted in the addition of approximately 22,000 access lines, 9,000 high-speed Internet customers and 12,000 cable television

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

customers in North Carolina. This acquisition increased Windstream’s presence in North Carolina and provides the opportunity for operating synergies with contiguous Windstream markets. In accordance with the Lexcom merger agreement, Windstream acquired all of the issued and outstanding shares of Lexcom common stock for $138.7 million in cash, net of cash acquired.

On November 10, 2009, Windstream completed the merger with D&E Communications, Inc. (“D&E”), which resulted in the addition of approximately 110,000 ILEC access lines, 35,000 CLEC access lines, 45,000 high-speed Internet customers and 9,000 cable television customers. This acquisition increased Windstream’s presence in Pennsylvania and provides the opportunity for operating synergies with contiguous Windstream markets. Pursuant to the merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of D&E, and D&E merged with and into a wholly-owned subsidiary of Windstream. In accordance with the D&E merger agreement, D&E shareholders received 0.650 shares of Windstream common stock and $5.00 in cash per each share of D&E Common Stock. Windstream issued approximately 9.4 million shares of its common stock valued at $94.6 million, based on Windstream’s closing stock price of $10.06 on November 9, 2009, and paid $56.6 million, net of cash acquired, as part of the transaction. Windstream also repaid outstanding debt of D&E Communications totaling $182.4 million.

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

MATERIAL DISPOSITIONS

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

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

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

MARKETING

Windstream primarily markets its service and product offerings to business and residential customers.

The Company provides its business customers with customized data, voice, networking, and phone systems. Business services are offered through multiple channels, including the company’s direct sales force, business call center, and third parties authorized to sell Windstream’s services and products on its behalf. Windstream invests in its network to offer the latest advanced data services and integrated solutions to its customer base.

Windstream’s consumer marketing approach seeks to retain existing customers and gain new customers through bundled service offerings. These bundles offer high-speed Internet, voice, and television services at a combined price on one bill. The Company is also committed to offering high-speed Internet service to more households and at higher speeds. Consumer services are offered primarily through the company’s call centers, retail stores, and door-to-door sales channels.

As of December 31, 2010, Windstream operated 62 local retail stores and eight call centers, allowing the company to sell new services and provide customer service in person or over the phone. Retail stores focus primarily on residential customers. Two call centers are dedicated to business customers, one is dedicated to residential customers, and the remaining support both business and residential customers.

TECHNOLOGY

Our network consists of host and remote central office digital switches and loop carriers interconnected with copper, fiber and microwaved facilities. The outside plant infrastructure connecting the customer with the core network consists of a mix of fiber optic and copper facilities. At the end of 2010, we maintained approximately 311,000 route miles of copper plant and approximately 60,000 route miles of local and long-haul fiber optic plant. In addition, our fully integrated communications network consists of an IP/MPLS backbone capable of supporting advanced Ethernet, voice-over-Internet protocol (“VoIP”) and high-speed data services.

COMPETITION

Windstream experiences competition in many of its local service areas. Sources of competition to Windstream’s local exchange business include, but are not limited to, wireless communications providers, cable television companies, resellers of local exchange services, interexchange carriers, incumbent local exchange carriers in markets where we provide competitive local exchange services, satellite transmission service providers, electric utilities, competitive access service providers, including, without limitation, those utilizing an Unbundled Network Elements-Platform or UNE-P, VoIP providers, and providers using other emerging technologies. In addition, we are subject to increased competition from new and existing competitors receiving financial incentives through the federal broadband stimulus program (See “Federal Regulation”).

During 2010, this competition adversely affected Windstream’s access line losses and revenue growth rates. Excluding the lines acquired from NuVox, Iowa Telecom and Q-Comm, Windstream lost approximately 122,000 voice lines in its wireline business during 2010, primarily as a result of the effects of fixed line competition and wireless substitution for Windstream’s wireline services. Windstream expects the number of access lines served by its wireline operations to continue to be adversely affected by fixed line competition and wireless substitution in 2011.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

To address competition, Windstream remains focused on providing improved customer service, increasing operating efficiencies and improving the quality of its network. In an effort to further develop enhanced services and bundled product offerings, the Company will continue to invest in its network to offer faster speeds in its high-speed Internet offerings. As of December 31, 2010, the Company could deliver speeds of 3Mb to 97 percent of its addressable lines. Additionally, speeds of 6Mb and 12Mb are available to 67 percent and 37 percent of its addressable lines, respectively.

The Company recently completed upgrades to its network to deliver MPLS and ethernet internet access services, allowing the Company to provide higher data speeds and more advanced data products to its business customers.

During 2010, excluding acquisitions of NuVox, Iowa Telecom and Q-Comm, the Company added approximately 79,000 high-speed Internet customers. As of December 31, 2010 the Company had approximately 1,303,000 total high-speed Internet customers, which represents a penetration rate of 39 percent of total access lines in service, and includes 1,169,000 consumer high-speed Internet connections, or 61 percent of primary consumer access lines in service.

Although high-speed Internet services have been a source of revenue and customer growth for Windstream, that service offering experiences competition primarily from cable competitors. In addition, we could experience some increased competition from high-speed Internet offerings of wireless competitors

MANAGEMENT

The Company’s staff at its headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities including investor relations, acquisitions and dispositions, corporate planning, tax planning, cash and debt management, accounting, insurance, sales and marketing support, government affairs, legal matters, human resources and engineering services.

EMPLOYEES

At December 31, 2010, Windstream had 10,086 employees, of which 1,791 employees are part of collective bargaining units. During 2010, Windstream had no material work stoppages due to labor disputes with its unionized employees (see “Risk Factors”).

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

Communications services providers are regulated differently depending primarily upon the network technology used to deliver the service. The Company believes this regulatory approach advantages certain companies and disadvantages others by impeding market-based competition where service providers using different technologies exchange telecommunications traffic and compete for customers.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

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

FEDERAL REGULATION

The American Recovery and Reinvestment Act of 2009 (“ARRA”) included various financial incentives for qualifying entities to expand broadband services in both unserved and underserved communities throughout the nation. The Company filed numerous grant applications with the Rural Utilities Service (“RUS”) totaling approximately $264.0 million for projects with a total estimated cost of $352.0 million. These applications were made with the intent to expand broadband availability and offer faster speeds to more than half a million homes and businesses in its service area. In 2010, the RUS approved eighteen applications with a total estimated cost of $241.7 million, including $181.3 million in grants and a $60.4 million matching share to be provided by the Company. The grant agreements were executed in December 2010. The RUS grant funds make it possible to provide broadband services to areas where it is otherwise not economically feasible to do so. The Company will begin these projects in the first quarter 2011 and the RUS financed projects are required to be substantially complete within two years.

By accepting the grant funds, Windstream also agreed to certain long-term conditions. The RUS will have a continued interest (in the form of a retained security interest) in the assets over their economic life, which varies by grant but is up to 23 years. In the event of default of terms of the agreement, the government could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of Windstream, the acquiring party would need to receive approval from the RUS prior to effectuating the proposed transaction, for which pre-approval will not be reasonably withheld.

National Broadband Plan

On March 16, 2010, the FCC released the National Broadband Plan (“NBP”), which contains a number of recommendations for the creation of new and revised federal policies to spur greater availability of broadband services in America. Implementation of the NBP will entail many rulemakings, since the NBP itself is not self-effectuating. The FCC issued a Broadband Action Agenda (the “Agenda”) and has initiated multiple rulemaking proceedings proposed in the Agenda. Among other issues, the Agenda proposes a review and the NBP contemplates certain reforms of the universal service and inter-carrier compensation mechanisms, the special access market, wholesale competition policy, pole attachment rate regulation, and safeguards intended to protect against cyber attacks to ensure the nation’s communications infrastructure is robust. The Company cannot predict the timing and substance of the ultimate outcome of these proceedings or the impact on our revenues, expenses and requirements.

Internet Network Regulation

On December 21, 2010, the FCC adopted new regulations covering the provision of broadband Internet access service defined as a standardized retail service offered to consumer, small business and other end user customers, by wire or radio, that provides the capability to transmit and receive data from all or substantially all Internet endpoints, but excluding dial-up Internet access service. The new regulations, among other things, will: (1) require all providers of broadband Internet access service to disclose network management practices, performance characteristics, and commercial terms of service; and (2) prohibit fixed broadband Internet Service Providers (“ISPs”), which include the Company’s subsidiaries providing broadband services, from blocking lawful content, applications, services, or attachment of non-harmful devices and/or engaging in unreasonable discrimination. The requirements will be enforced through a combination of mechanisms, including informal and formal complaint processes. Because some of the rules require approval by the Office of Management and Budget before becoming effective, none of the rules is binding yet. In January 2011, two different suits were filed in federal court challenging the FCC’s authority to implement these rules. As such, we cannot predict at this time the impact these new regulations may have on our revenues or expenses, or whether such impact would even be material, although it appears upon initial review that the Company’s existing procedures are compliant with the proposed regulations.

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

Inter-carrier Compensation and Universal Service

The Company’s local exchange subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges and local interconnection charges that are established in accordance with state and federal laws. In 2010, the Company received $285.9 million in inter-carrier compensation revenues and incurred $82.0 million in inter-carrier compensation expense.

It is expected that the FCC will initiate rulemaking proceedings on the NBP’s framework and proposals for inter-carrier compensation and universal service reform in the first quarter 2011. In the past, Windstream has filed proposals for inter-carrier compensation and universal service reforms with the FCC. Windstream continues to support reform that provides adequate and targeted universal service support as well as inter-carrier compensation reform that provides adequate transitions and a reasonable opportunity to recover revenue reductions. Generally, our per minute intrastate switched access rates are six times higher than our interstate switched access rates, creating incentives for carriers using our network to alter the call records in order to receive the lower interstate rates. Specifically, Windstream supports transitioning intrastate switched access rates to interstate levels over an extended period, increasing end user rates modestly to a reasonable benchmark while also establishing an additional universal service support mechanism to minimize the near term revenue impact from this rate rebalancing. This is consistent with certain inter-carrier compensation reform efforts recently enacted in some of our states as further discussed below.

During 2010, Windstream received $159.6 million in federal universal service support. The $8.1 billion federal universal service program is designed to provide affordable telecommunications services to customers that live in high-cost rural areas, low-income consumers, rural health care providers, and schools and libraries. This program is currently under legislative, regulatory and industry scrutiny as a result of the growth in the fund and structural changes within the telecommunications industry. The primary structural change is the increase in the number of Eligible Telecommunications Carriers (“ETCs”) receiving money from the high-cost component of the USF. As discussed above, the FCC is considering comprehensive reform of various aspects of universal service as part of the NBP.

On February 9, 2011, the FCC released a Notice of Proposed Rulemaking (“NPRM”) to modernize and reform the inter-carrier compensation and universal service mechanisms. In the short term, the NPRM proposes reforms to address phantom traffic, access stimulation and the appropriate treatment for VoIP traffic. The NPRM also proposes short term reforms of the universal service mechanism, including using competitive bids to distribute funding for broadband deployment, as well as reconfiguring and eliminating certain high-cost mechanisms. Specifically, the NPRM proposes to modify the distribution formulas for the High Cost Loop and to eliminate Local Switching Support and Interstate Access Support. In the long term, the NPRM proposes to gradually reduce per-minute access charges and develop a system, including universal service support, to partially off-set resulting revenue reductions. In addition, the NPRM proposes to shift all existing high-cost support to the Connect America Fund (“CAF”) which will fund broadband deployment and maintenance of broadband networks. The Company cannot predict the timing and substance of the ultimate outcome of these proceedings or the impact on our revenues, expenses and requirements.

Under the existing universal service framework, the amount of universal service support a service provider is eligible to receive can vary dramatically depending on the form of regulation governing it, as well as certain other classifications determined under the Telecommunications Act of 1996. Such disparate treatment among carriers results in similar geographic areas with similar high-cost characteristics receiving materially different amounts of USF support. Windstream favors reform that eliminates these arbitrary classifications and determines the amounts of USF support to all high-cost areas consistently.

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

Windstream Corporation

Form 10-K, Part I

Inter-carrier Compensation

In October 2007, Verizon filed a complaint with the Ohio Public Utility Commission (“PUC”) alleging that the Company’s intrastate access rates are excessive and should be reduced to the same levels charged by the largest ILECs in Ohio, or in the alternative, to the Company’s interstate access rate levels. In November 2010, the Ohio PUC opened a generic proceeding and released a proposed plan to reform inter-carrier compensation. If the proposed plan is adopted, it will not have a material impact on the Company’s operations.

In December 2007 and February 2008, Verizon filed complaints with the Kentucky PSC and the Georgia PSC similar to the complaint filed in Ohio. In these cases, Verizon also alleged that the Company’s intrastate access rates are excessive and should be reduced to the level currently charged by AT&T. In November 2010, the Kentucky PSC closed Verizon’s complaint and opened a comprehensive investigation into the reasonableness of the intrastate switched access rates of all local exchange carriers in Kentucky. The Company cannot estimate at this time the financial impact, if any, that may result from changes to the inter-carrier compensation mechanism in Kentucky. In June 2010, Georgia enacted a new law that requires ILECs to reduce intrastate switched access rates to interstate levels over a five-year period. To compensate for switched access revenue reductions, the law permits ILECs to increase local rates and established a new state universal service fund. The new law is not expected to have a material impact on the Company’s revenues and expenses.

In March 2009, AT&T filed a complaint with the Pennsylvania PUC alleging that intrastate access rates charged by many ILECs, including the Company, are not just and reasonable and should be reduced to interstate access rate levels. Parties to this proceeding have presented their case and are awaiting a final decision by the Pennsylvania PUC. The Pennsylvania PUC is not required to take action by a specific date. At this time, the Company cannot estimate the financial impact of this decision due to the various options the PUC could consider if it ruled in Complainant’s favor.

In November 2009, Sprint requested that the North Carolina Utilities Commission (“NCUC”) reduce intrastate switched access rates as charged by many companies, including Windstream, to an updated cost-basis or, in the alternative, to interstate access rate levels. The NCUC ordered carriers to develop an inter-carrier compensation reform plan by January 2011. The proposed plan recommends reducing intrastate switched access rates to interstate levels over a three-year period coupled with modest local rate increases and the establishment of a state universal service fund. The proposed plan, if adopted by the NCUC, will not have a material impact on the Company’s revenues and expenses.

Universal Service

We recognize revenue from the receipt of state universal service funds in a limited number of states in which we operate. In 2010, Windstream recognized $135.8 million in state universal service revenue. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in certain rural markets. For the year ended December 31, 2010, Windstream received approximately $99.3 million from the Texas USF. There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2010, Windstream received $88.2 million from the large company program and $11.1 million from the small company program. The purpose of the Texas USF is to assist telecommunications providers in providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge by their customers.

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

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

Other Regulations

Under applicable state regulations, some of our subsidiaries are required to obtain the applicable state commission approval for, or are subject to limitations on, any issuance of stock, incurrence of long-term debt, or granting security interests to lenders payment of dividends, acquisition or sale of material utility asset or any change in control of these subsidiaries or their parent companies. None of these limitations have had any material impact on the Company.

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

FORWARD-LOOKING STATEMENTS

Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this annual report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about expected levels of support from universal service funds or other government programs, expected rates of loss of access lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, capital expenditures and certain debt maturities from cash flows from operations, our expected pension contribution of approximately $60.0 million in 2011, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

Windstream Corporation

Form 10-K, Part I

Item 1.  Business

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

Substantial and increasing competition exists in the wireline communications industry. Our operations have experienced, and will continue to experience, competition in their local service areas. Sources of competition to our local service business include, but are not limited to, wireless communications providers, cable television companies, resellers of local exchange services, interexchange carriers, incumbent local exchange carriers in markets where we provide competitive local exchange services, satellite transmission service providers, electric utilities, competitive access service providers, including, without limitation, those utilizing an Unbundled Network Elements-Platform or UNE-P, VoIP providers, and providers using other emerging technologies.

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

The federal broadband stimulus program is providing approximately $7.2 billion in financial incentives to companies for the purpose of expanding broadband service in unserved or underserved markets. Financial incentives paid to new or existing competitors could incent them to enter markets where Windstream is already providing broadband service. This could result in increased competition and the loss of customers, negatively impacting our operating results and financial performance.

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

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and wireless communications. Rapid technological developments in wireless, personal communications services, digital microwave, satellite, high-speed Internet radio services, local multipoint distribution services, WiFi and other technologies could result in the development of products or services that compete with or displace those offered by traditional local exchange carriers (“LECs”). For example, there is a risk that cable operators may be able to deploy broadband service at higher speeds using data-over-cable-service-interface specification, or DOCSIS, more rapidly than Windstream. In addition, wireless companies are developing networks using long-term evolution (or LTE) and Worldwide Interoperability for Microwave Access (or WIMAX), that purport to support greater data transmission speeds over wireless networks.

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

We provide services to our customers over access lines, and if we continue to lose access lines as we have historically, our revenues, earnings and cash flows from operations could be adversely affected.

Our business generates revenue by delivering voice and data services over access lines. We have experienced net access line loss over the past few years. During 2010, excluding the impact of the NuVox, Iowa Telecom and Q-Comm acquisitions, the number of access lines we served declined by approximately 3.8 percent due to a number of factors, including increased competition and wireless and high-speed Internet substitution. We expect to continue to experience net access line loss in our markets. Our inability to retain access lines could adversely affect our revenues, earnings and cash flow from operations.

We are subject to various forms of regulation from the Federal Communications Commission (“FCC”) and state regulatory commissions in the states in which we operate, which limits our pricing flexibility for regulated voice and high-speed Internet products, subjects us to service quality, service reporting and other obligations, and exposes us to the reduction of revenue from changes to the universal service fund or the inter-carrier compensation system.

As a provider of wireline communication services, as of December 31, 2010, we had operating authority from each of the 29 states in which we conducted local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these 29 states as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge customers and other telecommunications companies, and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. These regulations restrict our ability to adjust rates to reflect market conditions and affect our ability to compete and respond to changing industry conditions.

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

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

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

The Company’s local exchange subsidiaries currently receive compensation from other telecommunications providers, including long distance companies, for origination and termination of interexchange traffic through network access charges that are established in accordance with state and federal laws. In 2010 the Company recognized $285.9 million in inter-carrier compensation, an increase of $11.6 million, or 4.2 percent, from 2009 levels. This increase in inter-carrier compensation revenue is driven by $48.7 million from D&E, Lexcom, NuVox, Iowa Telecom, Hosted Solutions and Q-Comm, and was partially offset by decreases in minutes of use associated with access line losses resulting from wireless and cable voice competition, efforts by carriers to mask traffic to avail their traffic of lower inter-carrier compensation rates and carriers alleging that their traffic is not subject to existing inter-carrier compensation rules as a result of the technology being used to deliver the traffic. Absent any changes to existing inter-carrier compensation regulations, the Company expects inter-carrier revenues to continue to be unfavorably impacted by these trends in 2011.

In addition, the FCC is currently conducting a rulemaking proceeding to consider changes to the rules governing inter-carrier compensation and universal service. Windstream strongly supports regulatory reform. At this time, Windstream cannot predict the ultimate outcome of these proceedings or the impact on its revenues and expenses.

In 2010, we received approximately 7 percent of our revenues from state and federal Universal Service Funds, and any adverse regulatory developments with respect to these funds could adversely affect our profitability.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 7 percent of our revenues for the year ended December 31, 2010. A portion of such fees are based on relative cost and access line counts, and we expect receipt of such fees to decline as we continue to reduce costs and lose access lines. Pending regulatory proceedings could, depending on the outcome, materially reduce our USF revenues.

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

As of December 31, 2010, we had approximately $7.3 billion in long-term debt outstanding, including current maturities. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

As of February 16, 2011, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B+	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Stable	Stable	Stable

Factors that could affect Windstream’s short and long-term credit ratings include, but are not limited to, a material decline in the Company’s operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If Windstream’s credit ratings were to be downgraded from current levels, the Company might incur higher interest costs on future borrowings, and the Company’s access to the public capital markets could be adversely affected.

Windstream may be unable to fully realize expected synergies and growth opportunities in connection with various recent transactions.

In addition to the D&E and Lexcom transactions completed in 2009, the Company has acquired NuVox, Iowa Telecom, Q-Comm and Hosted Solutions during the year ended December 31, 2010. For more information on these transactions, see “Item 1 – Material Acquisitions Completed During The Last Five Years”.

Windstream expects to achieve substantial synergies, cost savings and growth opportunities as a result of such acquisitions. However, Windstream’s ability to realize the anticipated synergies, cost savings and growth opportunities will depend upon the successful integration of the respective businesses with Windstream. Even if Windstream successfully integrates these businesses, there can be no assurance that these integrations will result in the realization of the full benefit of the anticipated synergies, cost savings or growth opportunities or that these benefits will be realized within the expected time frames. Despite Windstream’s efforts to retain quality employees, Windstream might lose some employees in connection with these acquisitions. Windstream cannot assure you that the combined companies will be able to attract, retain and integrate employees following these acquisitions. It is possible that the integration process of the respective acquisitions could result in the diversion of Windstream’s management’s attention, the disruption or interruption of, or the loss of momentum in, Windstream’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect Windstream’s ability to maintain relationships with its customers and employees or Windstream’s ability to achieve the anticipated benefits of these acquisitions, or could reduce the earnings or otherwise adversely affect Windstream’s business and financial results. The market price of Windstream common stock may decline as a result of these acquisitions if the integration of these businesses is unsuccessful or takes longer than expected, the perceived benefits of these acquisitions are not achieved as rapidly or to the extent anticipated by financial analysts or investors, or the effect of these acquisitions on Windstream’s financial results is not consistent with the expectations of investors.

Windstream Corporation

Form 10-K, Part I

Item 1A.  Risk Factors

Windstream is dependent upon other ILECs for facilities and service in operating territories in which it is not the incumbent.

Since the acquisitions of NuVox and the CLEC operations of Q-Comm, Windstream has acquired significant operating presences in territories where it depends upon the ILEC to install and maintain the facilities used to serve its customers (“CLEC territories”). These facilities include certain digital transmission lines, unbundled network elements (“UNEs”) and other network components. The prices for these network components are negotiated with the ILEC or purchased pursuant to the ILEC’s special access tariff terms and conditions. The terms, conditions and prices included in these tariffs may be changed but must be approved by the appropriate regulatory agency before they go into effect. In addition, interconnection agreements with the ILEC must be negotiated whenever Windstream enters a new CLEC market or an existing agreement expires. If interconnection agreements with the ILECs cannot be negotiated on favorable terms, or at all, Windstream may invoke binding arbitration by state regulatory agencies. The arbitration process is expensive and time consuming, and the results of arbitration may be unfavorable to Windstream. The inability to obtain interconnection on favorable terms would be detrimental to operations in the CLEC territories.

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

We require substantial capital to maintain, upgrade and enhance our network facilities and operations. During 2010, we incurred $415.2 million in capital expenditures. In addition, our current dividend practice utilizes a significant portion of our cash generated from operations and therefore limits our operating and financial flexibility and our ability to significantly increase capital expenditures. While we have historically been able to fund capital expenditures from cash generated from operations, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause capital to not be available when needed. This could adversely affect our business.

In addition, we filed numerous applications with the Rural Utilities Services (“RUS”) as part of the American Recovery and Reinvestment Act of 2009 and were notified during the third quarter of 2010 that 18 applications in thirteen states totaling $181.3 million were approved. The Company must fund 25 percent of the project cost, or $60.4 million, for a total cost of $241.7 million. These projects must be substantially completed over the next two years.

Unfavorable changes in financial markets could adversely affect our pension plan investments resulting in material funding requirements to meet pension obligations.

The Company’s pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2010, the fair market value of these investments increased 11.0 percent to $870.2 million primarily due to increases in the market value of assets held of $95.9 million, transfers from Iowa’s qualified pension plan of $12.0 million and contributions of $41.7 million, including a voluntary contribution of $41.0 million during the third quarter. Partially offsetting these increases were routine and lump sum benefit payments of $57.8 million and $5.6 million, respectively. Returns generated on plan assets have historically funded a large portion of the benefits paid under the Company’s pension plan. The Company estimates that the long term rate of return on plan assets will be 8.0 percent, but returns below this estimate could significantly increase our contribution requirements, which could adversely affect our cash flows from operations.

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

As of December 31, 2010, 1,791 of our employees at various sites, or 17.8 percent of all of our employees, were covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred.

We are currently party to 23 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. In addition, the proposed Employee Free Choice Act (“EFCA”), if enacted, could increase organizational activity at locations where employees are currently not represented by a labor organization. Of our existing collective bargaining agreements, five agreements are due to expire in 2011 that cover 584 employees. In addition, the national pension agreement covers 711 employees. This agreement expired in 2010 but has been extended indefinitely, subject to the right of the Company or the unions to terminate the agreement with 30 days notice. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extended the American Jobs and Growth Tax Relief Reconciliation Act of 2003 (the “Act”) for two years. The Act designated qualifying dividend payments on capital stock as long term capital gains, which capped the federal tax rate on these payments at 15 percent. The provisions of this act are set to expire at the end of 2012, and if not renewed, dividends will become taxable as ordinary income to the shareholder at their current federal tax rate. This could adversely effect the market price of Windstream’s common stock by decreasing the after tax yield of holding the stock.

Item 1B.  Unresolved Staff Comments

No reportable information under this item.

Item 2.  Properties

The Company’s properties do not provide a basis for description by character or location of principal units. Certain Windstream properties are pledged as collateral as discussed further in Note 15 to the consolidated financial statements. The obligations under our senior secured credit facilities are secured by liens on substantially all of the personal property assets of Windstream and its subsidiaries who are guarantors of our senior secured credit facilities. Additionally, our obligations under the grant agreements with the RUS are secured by a retained security interest in the assets we acquire with the RUS grant funds. A summary of the Company’s investment in property, plant and equipment is presented below.

The Company owns property, which consists primarily of land and buildings, office and warehouse facilities, central office equipment, software, outside plant and related equipment. Outside communications plant includes aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. The Company’s gross investment in property, by category, as of December 31, 2010, was as follows:

(Millions)
Land	$34.8
Building and improvements	561.5
Central office equipment	4,470.3
Outside communications plant	5,332.1
Furniture, vehicles and other equipment	671.1

Total	$11,069.8

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

Item 4.  (Removed and Reserved)

Windstream Corporation

Form 10-K, Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	On December 2, 2010, Windstream issued approximately 20.6 million shares of its common stock as part of the merger consideration for the acquisition of Q-Comm. Stockholders of Q-Comm who qualified as accredited stockholders received the shares of Windstream common stock in partial consideration for the cancellation as part of the merger of all outstanding shares of capital stock in Q-Comm held by such stockholders. The shares of Windstream common stock were issued in this transaction pursuant to an exemption from registration for transactions by an issuer not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. No underwriter participated in the offering of Windstream common stock in this transaction.

On December 10, 2009, Windstream voluntarily moved its stock exchange listing from the New York Stock Exchange (“NYSE”) to the NASDAQ Global Select Market. Windstream common stock is traded on the NASDAQ Global Select Market under the symbol “WIN”. The following table reflects the range of high, low and closing prices of Windstream’s common stock as reported by Dow Jones & Company, Inc. for each quarter in 2010 and 2009.

Year	Quarter	High	Low	Close	Dividend Declared
2010	4th	$14.40	$12.10	$13.97	$0.25
	3rd	$13.05	$10.34	$12.29	$0.25
	2nd	$11.50	$ 6.02	$10.56	$0.25
	1st	$11.40	$ 9.87	$10.89	$0.25
2009	4th	$11.65	$ 9.62	$10.99	$0.25
	3rd	$10.34	$ 7.71	$10.13	$0.25
	2nd	$ 9.13	$ 7.85	$ 8.36	$0.25
	1st	$ 9.48	$ 6.28	$ 8.06	$0.25

As of February 16, 2011, the approximate number of holders of common stock, including an estimate for those holding shares in street name, was 185,000.

For a discussion of certain restrictions on the ability of Windstream to pay dividends under its debt instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Liquidity and Capital Resources” in the Financial Supplement to this annual report on Form 10-K.

(b)	Not applicable.

(c)	Information pertaining to the repurchase of Windstream shares is included below.

(1)	During 2009, the Company repurchased 13.0 million shares totaling $121.3 million bringing total repurchases under a stock repurchase program, which expired on December 31, 2009, to 29.0 million shares for approximately $321.6 million.

Windstream Corporation

Form 10-K, Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Set forth below is a line graph showing a quarterly comparison since February 9, 2005, the initial day of public trading of Valor shares, of total cumulative stockholder returns on Windstream common stock, along with the returns on the Standards & Poor’s (“S&P”) 500 Stock Index and the S&P Telecom Index. The S&P Telecom Index consists of the following companies: American Tower Corporation, AT&T Inc., CenturyLink, Frontier Communications Corp., Metro PCS Communications Inc., Qwest Communications International Inc., Sprint Nextel Corp., Verizon Communications Inc. and Windstream Corporation.

Total Cumulative Shareholder Returns
	2/9/05	2005	2006	2007	2008	2009	2010
Windstream	$100.00	$81.87	$112.46	$110.50	$85.48	$113.63	$156.53
S&P 500	$100.00	$106.46	$123.27	$130.04	$81.92	$103.61	$119.21
S&P Telecom	$100.00	$100.56	$137.51	$153.84	$106.95	$116.51	$138.60

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

Total Cumulative Shareholder Returns
	7/18/06	2006	2007	2008	2009	2010
Windstream	$100.00	$127.83	$125.61	$97.17	$129.17	$177.93
S&P 500	$100.00	$115.92	$122.28	$77.04	$97.43	$112.10
S&P Telecom	$100.00	$123.96	$138.69	$96.41	$105.03	$124.95

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

Windstream Corporation

Form 10-K, Part II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Under the Company’s stock-based compensation plans, Windstream may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Amended and Restated Equity Incentive Plan is 20.0 million shares.

The following table sets forth information about Windstream’s equity compensation plans as of February 16, 2011

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	-	-	-

Equity compensation plans approved by security holders	-	-	9,540,145	(1)

Total	-	-	-

(1)	The Windstream Corporation 2006 Amended and Restated Equity Incentive Plan.

Windstream Corporation

Form 10-K, Part II

Item 6.  Selected Financial Data

For information pertaining to Selected Financial Data of Windstream, refer to page F-29 of the Financial Supplement, which is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of Financial Condition and Results of Operations of Windstream, refer to pages F-2 to F-28 of the Financial Supplement, which is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to the Company’s market risk disclosures, refer to pages F-22 through F-23 of the Financial Supplement, which is incorporated by reference herein.

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

The term “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including the company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Windstream’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, Windstream’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

(b)	Management’s report on internal control over financial reporting.

Management has excluded the operations of NuVox, Inc., Iowa Telecommunications Services, Inc., Hosted Solutions Acquisition, LLC and Q-Comm Corporation, wholly-owned subsidiaries of the Company, from its assessment of internal control over financial reporting as of December 31, 2010, because they were acquired by the Company in recently completed 2010 purchase business combinations. The operations of NuVox, Inc., Iowa Telecommunications Services, Inc., Hosted Solutions Acquisition, LLC and Q-Comm Corporation, represent approximately 6.4 percent, 11.7 percent, 2.9 percent and 8.9 percent, respectively, of the Company’s consolidated total assets and 13.7 percent, 4.1 percent, 0.1 percent and 0.5 percent, respectively, of the Company’s consolidated revenues and sales, as of, and for the year ended, December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting, which appears on page F-32 of the Financial Supplement, is incorporated by reference herein.

(c)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Windstream’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the period covered by this annual report, and they have concluded that there were no changes to Windstream’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Windstream’s internal control over financial reporting.

Item 9B.  Other Information

No reportable information under this item.

Windstream Corporation

Form 10-K, Part III

Item 10.  Directors, Executive Officers, and Corporate Governance

For information pertaining to Directors of Windstream Corporation refer to “Proposal No. 1 – Election of Directors” in Windstream’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the audit committee financial expert and corporate governance refer to “Board and Board Committee Matters” in Windstream’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to “Audit Committee Report” in Windstream’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Executive officers of the Company as of December 31, 2010, were as follows:

Name	Business Experience	Age
Jeffery R. Gardner	President and Chief Executive Officer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Executive Vice President and Chief Financial Officer of Alltel Corporation from 1998 to 2005.	50
Brent K. Whittington	Chief Operating Officer of Windstream since August 10, 2009; Executive Vice President and Chief Financial Officer of Windstream from July 2006 to August 2009 and of Alltel Holding Corp. from December 2005 to July 2006; Vice President of Finance and Accounting of Alltel Corporation from 2002 to 2005.	39
Anthony W. Thomas	Chief Financial Officer of Windstream since August 10, 2009; Controller of Windstream from July 2006 to August 2009 and of Alltel Holding Corp. from June 2006 to July 2006; Various positions with Alltel Corporation from 1998 to 2006 including Vice President of Investor Relations and Vice President of Southeast Regional Finance.	39
John P. Fletcher	Executive Vice President, General Counsel and Secretary of Windstream since July 17, 2006 and of Alltel Holding Corp. from February 2006 to July 2006; Partner at Kutak Rock LLP from 2000 to 2006.	45
Michael D. Rhoda	Senior Vice President – Government Affairs of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1994 to 2005 including Vice President of Business Development, and Vice President – Wireline Regulatory & Wholesale Services.	50
Robert G. Clancy, Jr.	Senior Vice President and Treasurer of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1998 to 2005 including Vice President of Sales and Distribution, Vice President of Internal Audit, and Vice President of Investor Relations.	46
Susan Bradley	Senior Vice President – Human Resources of Windstream since July 17, 2006 and of Alltel Holding Corp. from December 2005 to July 2006; Various positions with Alltel Corporation from 1990 to 2005 including Vice President – Human Resources, Compensation and Staffing.	59
Grant Raney	Executive Vice President – Network Operations of Windstream since October 2007; Region Vice President – Southwest Region, Windstream Communications July 2006 to October 2007; SVP and COO of Valor Feb. 2005 to July 2006; SVP of Engineering and Operations, Valor August 2000-Feb. 2005; VP-Operations, Valor Feb. 2000 – August 2000.	50
Cindy Nash	Chief Information Officer of Windstream since August 10, 2009; Senior Vice President of Information Technology of Windstream from November 2007 to August 2009; Senior Vice President of Customer Service of Windstream from July 2006 to November 2007; Chief Information Officer of Valor from 2004 to July 2006.	46
Richard J. Crane	Executive Vice President and Chief Marketing Officer of Windstream since May 2007, and Senior Vice President – Marketing of Windstream from July 2006 to May 2007. Senior Vice President – Marketing of Alltel Holding Corp. from December 2005 to July 2006. Various positions with Alltel Corporation from 2000 to 2005 including Vice President Southeast Region and Vice President Strategic Marketing.	55
John C. Eichler	Vice President and Controller of Windstream since August 10, 2009; Vice President of Internal Audit from July 2006 to August 2009 and of Alltel Corporation’s Wireline Operations from December 2005 to July 2006. Consultant from 2002 to 2005.	39

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

For information regarding compliance with Section 16(a) of the Exchange Act, refer to “Section 16 (a) Beneficial Ownership Reporting Compliance” in Windstream’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  Executive Compensation

For information pertaining to Executive Compensation, refer to “Compensation Committee Report on Executive Compensation” and “Management Compensation” in Windstream’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of Windstream securities and director independence, refer to “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Board and Board Committee Matters” in Windstream’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to “Relationships and Certain Transactions” in Windstream’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

For information pertaining to fees paid to the Company’s principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in Windstream’s Proxy Statement for its 2011 Meeting of Stockholders, which is incorporated herein by reference.

Windstream Corporation

Form 10-K, Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: The following Consolidated Financial Statements of Windstream Corporation are included in the Financial Supplement, which is incorporated by reference herein:
Financial Supplement Page Number

	Report of Independent Registered Public Accounting Firm	F-33
	Consolidated Statements of Income - for the years ended December 31, 2010, 2009 and 2008	F-34
	Consolidated Balance Sheets -as of December 31, 2010 and 2009	F-35
	Consolidated Statements of Cash Flows - for the years ended December 31, 2010, 2009 and 2008	F-36
	Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2010, 2009 and 2008	F-37
	Notes to Consolidated Financial Statements	F-38 - F-77

Form 10-K
2.	Financial Statement Schedules:	Page Number
	Report of Independent Registered Public Accounting Firm	30
	Schedule II. Valuation and Qualifying Accounts	31-32

3.	Exhibits:
	Exhibit Index	33-38

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

Windstream Corporation
Registrant

By	/s/ Jeffery R. Gardner	Date: February 22, 2011
Jeffery R. Gardner, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Anthony W. Thomas	Date: February 22, 2011
Anthony W. Thomas, Chief Financial Officer (Principal Financial Officer)

By	/s/ Jeffery R. Gardner
Jeffery R. Gardner, President and Chief Executive Officer

By	/s/ John C. Eichler
John C. Eichler, Controller (Principal Accounting Officer)

*Dennis E. Foster, Chairman and Director

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

*Francis X. Frantz, Director

*Jeffrey T. Hinson, Director

*Judy K. Jones, Director

*William A. Montgomery, Director

*Alan L. Wells, Director

By	/s/ John P. Fletcher
* (John P. Fletcher, Attorney-in-fact)
Date: February 22, 2011

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Shareholders of Windstream Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2011 appearing in this 2010 Annual Report on Form 10-K of the Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

February 22, 2011

WINDSTREAM CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2010	$18.5	$48.9		$-		$39.6	(A)	$27.8
December 31, 2009	$16.3	$44.0		$-		$41.8	(A)	$18.5
December 31, 2008	$13.1	$38.7		$-		$35.5	(A)	$16.3

Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2010	$24.4	$0.8	(B)	$3.6	(C)	$-		$28.8
December 31, 2009	$2.6	$-		$21.8	(D)	$-		$24.4
December 31, 2008	$11.3	$-		$-		$8.7	(E)	$2.6

Accrued liabilities related to merger, integration and restructuring charges:
For the years ended:
December 31, 2010	$6.6	$85.0	(F)	$-		$81.1	(G)	$10.5
December 31, 2009	$8.3	$31.6	(H)	$-		$33.3	(I)	$6.6
December 31, 2008	$14.7	$10.1	(J)	$-		$16.5	(K)	$8.3

Notes:

(A)	Accounts charged off net of recoveries of amounts previously written off.

(B)	Valuation allowance to true up previously recorded allowances related to prior years and the expected realization of net operating losses assumed from the acquisition of D&E.

(C)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisitions of NuVox and lowa Telecom.

(D)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisitions of D&E and Lexcom.

(E)	Net valuation allowance adjustment through goodwill in 2008 primarily due to a purchase accounting adjustment for a revision in the limitation associated with the federal net operating loss carry forward acquired from the merger with Valor.

(F)	Costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of D&E, Lexcom, NuVox, Iowa Telecom, Hosted Solutions and Q-Comm. In addition, the Company incurred employee transition costs, primarily severance related in conjunction with the integration of D&E, Lexcom, NuVox and Iowa Telecom.

(G)	Represents cash outlays for merger, integration and restructuring costs charged to expense.

(H)	Costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the completed acquisitions of D&E, Lexcom, NuVox and Iowa Telecom. In addition, the Company incurred a restructuring charge associated with a workforce reduction to realign certain information technology, network operations and business sales functions.

(I)	Includes cash outlays of $15.1 million for restructuring charges and $18.2 million for merger, integration and restructuring costs charged to expense, including employee related transition costs related to the acquisitions of D&E, Lexcom, NuVox and Iowa Telecom.

(J)	The Company incurred merger and integration costs of $6.2 million related to the acquisition of CTC wireline operations during the twelve months ended December 31, 2008, primarily related to system conversion costs. During the second quarter of 2008, the Company determined not to use certain software acquired in the CTC acquisition; therefore, we recognized a $5.4 million non-cash charge to abandon this asset, of which $0.8 million was related to the wireless business. Additionally in 2008, the Company incurred $8.5 million in restructuring costs primarily related to the announced workforce reduction in the fourth quarter of 2008 to control expenses in a challenging economy and to realign certain information technology, network operations and business sales functions.

(K)	Includes cash outlays of $5.0 million for merger, integration and restructuring costs charged to expense, and $11.5 million in cash outlays for CTC and Valor transaction costs charged to goodwill.

See Note 10, “Merger, Integration and Restructuring Charges”, to the consolidated financial statements on pages F-65 to F-66 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and restructuring charges recorded by the Company in 2010, 2009 and 2008.

EXHIBIT INDEX

Number and Name

3.1	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Corporation’s Registration Statement on Form S-4 filed May 23, 2006).	*

3.2	Amended and Restated Bylaws of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K dated February 19, 2010).	*

4.1	Indenture dated July 17, 2006 among Windstream Corporation (as successor to Alltel Holding Corp.), certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.2	First Supplemental Indenture dated as of July 17, 2006 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.3	Second Supplemental Indenture dated August 31, 2007 to the Indenture dated as of July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee (incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.4	Third Supplemental Indenture dated December 12, 2007 to the Indenture dated as of July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association (as successor to SunTrust Bank), as trustee (incorporated herein by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 10-K dated February 29, 2008).	*

4.5	Fourth Supplemental Indenture dated as of June 22, 2009 to the Indenture dated July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

4.6	Fifth Supplemental Indenture dated as of November 20, 2009 to the Indenture dated July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.6 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

4.7	Sixth Supplemental Indenture dated as of December 14, 2009 to the Indenture dated July 17, 2006 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.7 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

4.8	Indenture dated February 27, 2007 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

4.9	First Supplemental Indenture dated as of August 31, 2007 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.10	Second Supplemental Indenture dated as of December 12, 2007 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.7 to the Corporation’s Current Report on Form 10-K dated February 29, 2008).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

4.11	Third Supplemental Indenture dated as of June 22, 2009 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.11 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

4.12	Fourth Supplemental Indenture dated as of November 20, 2009 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.12 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

4.13	Fifth Supplemental Indenture dated as of December 14, 2009 to the Indenture dated as of February 27, 2007 between the Company, certain of its subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.13 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

4.14	Indenture, dated February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, Valor Communications Group, Inc. and the other guarantors thereto, and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4.1 to Quarterly Report of Valor Communications Group, Inc. on Form 10-Q for the quarter ended March 31, 2005).	*

4.15	First Supplemental Indenture dated as of July 17, 2006 to the Indenture dated as of February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream as guarantors thereto and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.16	Second Supplemental Indenture dated August 31, 2007 to the Indenture dated as of February 14, 2005 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated August 31, 2007).	*

4.17	Third Supplemental Indenture dated December 12, 2007 to the Indenture dated as of February 14, 2005 among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.11 to the Corporation’s Current Report on Form 10-K dated February 29, 2008).	*

4.18	Fourth Supplemental Indenture dated as of June 22, 2009 to the Indenture dated as of February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.18 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

4.19	Fifth Supplemental Indenture dated as of November 20, 2009 to the Indenture dated as of February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.19 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

EXHIBIT INDEX, Continued

Number and Name

4.20	Sixth Supplemental Indenture dated as of December 14, 2009 to the Indenture dated as of February 14, 2005, among Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp., as Issuers, certain subsidiaries of Windstream, as guarantors, and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.20 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

4.21	Indenture dated as of October 8, 2009 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K date October 8, 2009).	*

4.22	First Supplemental Indenture dated as of November 20, 2009 to the Indenture dated as of October 8, 2009 among Windstream Corporation, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.22 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

4.23	Second Supplemental Indenture dated December 14, 2009 to the Indenture dated as of October 8, 2009 among Windstream Corporation, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.23 to the Corporation’s Current Report on Form 10-K dated February 24, 2010).	*

4.24	Form of 8 1/8% Senior Note due 2013 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.25	Form of 8 5/8% Senior Note due 2016 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

4.26	Form of 7.0% Senior Note due 2019 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

4.27	Form of 7 3/4% Senior Note due 2015 of Valor Telecommunications Enterprises, LLC and Valor Telecommunications Enterprises Finance Corp. (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of Valor Communications Group, Inc for the quarter ended March 31, 2005).	*

4.28	Form of 7.875% Senior Note due 2017 of Windstream Corporation (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K date October 8, 2009).	*

10.1	Amended and Restated Credit Agreement dated as of October 19, 2009 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Citibank N.A. and Wachovia Bank National Association, as Co-Documentation Agents, and J.P. Morgan Securities, Inc., and Banc of America Securities, LLC, as Joint Bookrunners and Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated October 8, 2009).	*

10.2	Director Compensation Program dated February 9, 2011 (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated February 8, 2011).	*

10.3	Form of Restricted Shares Agreement (Non-Employee Directors) entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated February 6, 2007).	*

10.4	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

10.5	Amendment No. 1 to Windstream Corporation Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.6	Windstream Corporation Benefit Restoration Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.7	Windstream Corporation 2007 Deferred Compensation Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.8	Form of Indemnification Agreement entered into between Windstream Corporation and its directors and executive officers (incorporated herein by reference to Exhibit 10.13 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.9	Form of Restricted Shares Agreement (Officers: Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 6, 2009).	*

10.10	Form of Restricted Shares Agreement (Officers: Performance-Based Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated February 6, 2009).	*

10.11	Form of Restricted Shares Agreement (Officers: Performance-Based Restricted Stock-Clawback Policy/Accrued Dividends) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Current Report dated February 19, 2010).	*

10.12	Form of Restricted Shares Agreement (Officers: Restricted Stock-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 19, 2010).	*

10.13	Amended and Restated Employment Agreement, dated as of January 1, 2008, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.14	Amendment to Employment Agreement, dated as of December 21, 2009, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.1 to Corporation’s Current Report on Form 8-K dated December 21, 2009).	*

10.15	Form of Amended and Restated Change-In-Control Agreement, dated as of January 1, 2008, entered into between the Windstream Corporation and certain executive officers (incorporated herein by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).	*

10.16	Form of Change-In-Control Agreement entered into between Windstream Corporation and certain executive officers on August 10, 2009 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated August 10, 2009).	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

10.17	Letter Agreement, dated as of November 7, 2006, between the Windstream Corporation and Francis X. Frantz (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated November 13, 2006).	*

10.18	Windstream 2006 Equity Incentive Plan (as amended and restated effective February 17, 2010 (incorporated by reference to Appendix A to the Corporation’s Proxy Statement dated March 26, 2010.	*

10.19	1999 Long-Term Incentive Plan of D&E Communications, Inc. (incorporated herein by reference to Exhibit 4.1 to D&E Communication, Inc.’s Registration Statement on Form S-8) (File No. 333-76488).	*

10.20	Conestoga Enterprises 1999 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to D&E Communication, Inc.’s Registration Statement on Form S-8) (File No. 333-76488).	*

10.21	Registration Rights Agreement dated October 8, 2009 among Windstream Corporation, certain subsidiaries of Windstream, as guarantors, and J.P. Morgan Securities, Inc., as representative (incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8 K dated October 8, 2009).	*

10.22	Registration Rights Agreement dated December 30, 2009 among Windstream Corporation, certain subsidiaries of Windstream, as guarantors, and J.P. Morgan Securities, Inc., as representative (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8 K dated December 30, 2009).	*

14.1	Code of Ethics (Working with Integrity) of Windstream Corporation (incorporated herein by reference to Exhibit 14.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).	*

21	Listing of Subsidiaries.	(a	)

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	(a	)

24	Power of Attorney.	(a	)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a	)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a	)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a	)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a	)

101.INS	XBRL Instance Document	(a	)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

101.SCH	XBRL Taxonomy Extension Schema Document	(a	)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a	)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a	)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a	)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a	)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

WINDSTREAM CORPORATION

FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

WINDSTREAM CORPORATION

INDEX TO FINANCIAL SUPPLEMENT

TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Windstream Corporation (“Windstream”, “we”, or the “Company”) is a leading communications and technology solutions provider, specializing in complex data, high-speed Internet access, voice and transport services to customers in 29 states. We provide a variety of solutions, including IP-based voice and data services, multiprotocol label switching (“MPLS”) networking, data center and managed services, hosting services and communications systems to businesses and government agencies. We operate an extensive local and long-haul network, including 60,000 route miles of fiber, used to deliver voice and data traffic of Windstream, as well as other carriers on a wholesale basis. We also provide high-speed Internet, voice, and digital television services to residential customers primarily located in rural areas. As of December 31, 2010, the Company provided service to approximately 3.3 million access lines and 1.3 million high-speed Internet customers.

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

Executive Summary

Among the highlights in 2010:

•

Windstream completed the acquisitions of NuVox, Inc. (“NuVox”), Iowa Telecommunications Services, Inc. (“Iowa Telecom”), Hosted Solutions Acquisition, LLC (“Hosted Solutions”) and Q-Comm Corporation (“Q-Comm”) on February 8, 2010, June 1, 2010, December 1, 2010 and December 2, 2010, respectively, collectively known as the Acquired Companies. These acquisitions provide the Company increased scale to focus on growing its revenues from business customers and consumer high-speed Internet. The Company expects to achieve significant synergies through the combination of these companies with existing Windstream operations.

•

Total access lines increased by approximately 280,000, or 9.2 percent, during the year ended December 31, 2010. Excluding the access lines in the acquired markets of NuVox, Iowa Telecom and Q-Comm totaling 396,000, access lines declined by 116,000, or 3.8 percent, during 2010. Excluding the access lines in the acquired markets of D&E Communications, Inc. (“D&E”) and Lexcom, Inc. (“Lexcom”) of 169,000 at December 31, 2009, access lines declined by 138,000, or 4.6 percent, during 2009.

•

Data and integrated solutions connections, which is comprised of high-speed Internet and advanced data, as well as integrated voice and data connections, increased by approximately 308,000, or 26.3 percent, for the year ended December 31, 2010. Excluding connections in the acquired markets of NuVox, Iowa Telecom and Q-Comm, totaling 227,000, data and integrated solution connections increased by 81,000, or 6.9 percent, over the same period.

•

Voice lines increased by approximately 130,000, or 4.5 percent, during the year ended December 31, 2010. Excluding the voice lines in the acquired markets of NuVox, Iowa Telecom and Q-Comm totaling 252,000, voice lines declined by 122,000, or 4.2 percent, during 2010. Excluding the voice lines in the acquired markets of D&E and Lexcom of 165,000 at December 31, 2009, voice lines declined by 140,000, or 4.9 percent, during 2009.

•

Revenues and sales increased $715.4 million, or 23.9 percent, during the year ended December 31, 2010, as compared to the same period in 2009, primarily due to revenues generated from acquired business. Excluding revenues in markets acquired from the Acquired Companies of $682.0 million and post acquisition D&E and Lexcom revenues of $157.1 million, revenues decreased $123.7 million, or 4.1 percent, for the year ended December 31, 2010 as compared to the same period in 2009. This decline was primarily due to the decline in access lines, declines in product sales associated with the disposition of the out of territory product distribution operations during the third quarter of 2009, and general declines in product sales to business customers. Partially offsetting these decreases were increases attributable to growth in data and integrated solutions connections, as discussed above.

•

Operating income increased $73.4 million, or 7.7 percent, during the year ended December 31, 2010, as compared to the same period in 2009, primarily due to operating income from acquired business. Excluding operating income in markets acquired of $25.3 million, operating income increased $48.1 million, or 5.0 percent, during 2010 as compared to 2009. The increase in operating income during 2010 is attributable to expense management initiatives and decreases in pension expense, partially offset by revenue declines associated with continued access line losses and increases in merger and integration costs.

•

Interest expense increased by $111.5 million, or 27.2 percent, during the year ended December 31, 2010, as compared to the same period of 2009, primarily due to interest incurred on the $1,100.0 million additional debt issued during the fourth quarter of 2009, the $400.0 million of additional debt issued during the third quarter of 2010 and the $500.0 million of additional debt issued during the fourth quarter of 2010.

•

During 2010, the Company generated cash flows from operations of $1,094.5 million, a decrease of $26.3 million, or 2.5 percent, as compared to the same period in 2009. This decrease was primarily attributable to the $55.0 million increase in merger and integration costs incurred during 2010 in conjunction with the integration of acquired businesses and the $41.0 million voluntary pension contribution. It was partially offset by revenue generated from acquired businesses. Cash flows from operations were used to fund capital expenditures of $415.2 million and to pay $464.6 million in dividends to shareholders in 2010.

•

Operating income before depreciation and amortization (“OIBDA”) increased $229.2 million, or 15.3 percent, during the year ended December 31, 2010, as compared to the same period in 2009 (see “Reconciliation of non-GAAP Financial Measures”). Excluding OIBDA in markets acquired of $194.7 million, OIBDA increased $34.5 million, or 2.2 percent. This increase is due to expense management initiatives and decreases in pension expense, as previously discussed.

•

During 2010, the Company filed numerous applications with the Rural Utilities Service (“RUS”) for approximately $264.0 million in grants on projects with a total estimated cost of $352.0 million to expand broadband availability and offer faster high-speed Internet service to more than half a million homes and businesses in its service area. The RUS approved eighteen applications in thirteen states totaling $181.3 million in grants on projects with a total estimated cost of $241.7 million, including a $60.4 million matching share provided by the Company. The Company will begin these projects in the first quarter 2011 and the RUS financed projects must be substantially complete within two years of signing the grant contracts.

We expect to face significant challenges resulting from competition in the telecommunications industry. To address these challenges, we are focused on growing our consumer high-speed Internet and business revenues, which represented approximately 55.5 percent of total revenues and sales for the year ended December 31, 2010, as compared to 45.8 percent for the same period in 2009. We expect continued growth in demand for these services across our customer base. In addition, we believe that our strategy of bundling consumer voice services with our high-speed Internet service offering will allow us to add new customers and help mitigate churn.

Business Trends

The following is a discussion of trends affecting Windstream’s operations.

•

Access line losses: Voice and switched access revenues are expected to continue to be adversely impacted by future declines in access lines due to competition in the telecommunications industry from cable television providers, wireless communications providers, and providers using other emerging technologies. As of December 31, 2010, all of the Company’s access lines had wireless competition and approximately 68 percent of the Company’s access lines had fixed line voice competition, which represented an increase in fixed line competition from 64 percent at December 31, 2009. After removing the impact of consumer lines in markets acquired from NuVox, Iowa Telecom and Q-Comm of 160,000, consumer lines decreased 82,000, or 4.2 percent during 2010, primarily due to the effects of competition. After removing the impact of business lines in markets acquired from NuVox, Iowa Telecom and Q-Comm of 75,000, business lines decreased 37,000, or 3.9 percent during 2010, primarily due to weakness in the general economic environment, competitive pressures, and the migration of services to larger circuits with enhanced functionality representing lost access lines but not a lost customer relationship. We believe weakness in the economic environment has caused some businesses to close or reduce staff, which has had a corresponding impact on the demand for business access lines. Continued weakness in the general economic environment may contribute to further acceleration of line losses.

•

Advanced data and integrated solutions: Business revenues and sales are expected to be favorably impacted by growth in advanced data and integrated solution services provided to business customers. During 2010, revenues from advanced data and integrated solutions, which consists of voice and data services provided to business customers through an IP connection, grew from $454.1 million to $591.7 million. Excluding the impact of revenues from markets acquired from the Acquired Companies, and post acquisition D&E and Lexcom revenues of $447.0 million, revenues increased $7.1 million, or 5.1 percent for the year ended December 31, 2010.

•

High-speed Internet: Growth in high-speed Internet sales, including other value added Internet services such as Security Suite and Online Data Backup, together with the continued migration to higher speeds, are expected to continue to offset some of the revenue declines from the unfavorable access line trends discussed above. After removing the impact of high-speed Internet customers in markets acquired from NuVox, Iowa Telecom and Q-Comm of 96,000, the Company added approximately 79,000 high-speed Internet customers during 2010, representing an approximate increase in high-speed Internet customers of 7.0 percent. As of December 31, 2010, Windstream provided high-speed Internet service to approximately 39 percent of total access lines in service, and 61 percent of primary consumer access lines in service. As of December 31, 2010, approximately 75 percent of total access lines had high-speed Internet competition, primarily from cable service providers, which is relatively unchanged from December 31, 2009. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service continues to shrink. Competitive expansions, primarily from cable facilities, into our service areas are expected to slow in 2011, but we could experience some increased competition from high-speed Internet offerings from wireless competitors.

•

Product bundles: To combat competitive pressures, the Company continues to emphasize its bundled products and services. Our consumers can bundle local phone, high-speed Internet, long distance and video services. These bundles provide customers with one convenient location to obtain all their communications and entertainment needs, a convenient billing solution and bundle discounts. Operating trends for access lines and high-speed Internet customers have been favorably impacted by the Company’s “Price For Life” promotion, which offers a price for life guarantee and package discount on its voice, high-speed Internet, and digital television bundle. In addition, the Company offers bundle discounts to businesses that choose to bundle their phone, high-speed Internet and long distance services with Windstream. We believe that product bundles positively impact our customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. In an effort to further develop enhanced services and bundled product offerings, the Company will continue to invest in its network to offer faster speeds in its high-speed Internet offerings. As of December 31, 2010, the Company could deliver speeds of 3Mb to approximately 97 percent of its addressable lines. Additionally, speeds of 6Mb and 12Mb are available to approximately 67 percent and 37 percent of its addressable lines, respectively.

•

Operational efficiencies: We continue to evaluate our operating structure to identify opportunities for increased operational efficiency and effectiveness. Among other things, this involves evaluating opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. During 2010, Windstream recognized $7.7 million in severance and employee benefit costs primarily related to identified opportunities for increased operational efficiency and effectiveness as a result of a voluntary workforce reduction program during the fourth quarter of 2010. The Company expects to realize annual pretax savings of approximately $11.4 million as a result of this initiative. During the third quarter of 2009, the Company announced a work force reduction with expected annual pretax savings approximating $20.0 million. As a result of these efforts, and expense management initiatives throughout the current year, the Company successfully reduced its cost of services by approximately $69.1 million in 2010, excluding the impact of the Acquired Companies and D&E and Lexcom prior to November 10, 2010 and December 1, 2010, respectively (see “Cost of Services”).

•

Pension expenses and funding: During 2010, the fair market value of Windstream’s pension plan assets increased from approximately $784.0 million to $870.2 million. This increase is primarily due to a return on plan assets of $95.9 million, or 12.2 percent, transfers from Iowa’s qualified pension plan of $12.0 million and contributions of $41.7 million, including a $41.0 million voluntary cash contribution. Partially offsetting these increases were $57.8 million in routine benefit payments and $5.6 million in lump sum distributions and administrative expenses. The Company expects to make a contribution of approximately $60.0 million in the first quarter of 2011 to avoid certain benefit restrictions. This contribution is expected to be made in the form of Windstream common stock, which will allow the Company to preserve cash and manage overall net debt leverage. The amount and timing of future contributions are dependent upon various factors including future investment performance, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.

STRATEGIC TRANSACTIONS

Acquisitions

On December 2, 2010, Windstream completed the acquisition of Q-Comm, a privately held regional fiber transport provider and competitive local exchange carrier (“CLEC”). This acquisition significantly enhanced the Company’s fiber network with increased scale and business revenues, as well as the opportunity for approximately $25.0 million in operating expense and capital expenditure synergies across the Windstream markets. Under the terms of the merger agreement, the Company paid approximately $279.1 million in cash, net of cash acquired, and issued 20.6 million shares of Windstream common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. The Company also repaid $266.2 million in outstanding indebtedness and related liabilities on existing swap agreements of Q-Comm. The transaction includes Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. (“Norlight”), a CLEC serving approximately 5,500 business customers.

On December 1, 2010, Windstream completed the acquisition of Hosted Solutions in an all-cash transaction valued at $312.8 million, which included a $2.8 million net working capital adjustment, net of cash acquired. Windstream financed the transaction through cash reserves and revolving credit capacity. Hosted Solutions, based in Raleigh, NC, is a leading regional data center and managed hosting provider focused on enterprise-class Infrastructure as a Service (IaaS) solutions (managed hosting, managed services, colocation, cloud computing and bandwidth) for small and medium-sized business customers as well as large enterprises. This acquisition provided Windstream with five state-of-the-art data centers in Raleigh, NC, Charlotte, NC, and Boston, MA, which serve more than 600 customers, and provides opportunities for approximately $1.5 million in operating synergies. As of December 31, 2010, Windstream operated a total of 12 data centers across the country.

On June 1, 2010, we completed our acquisition of Iowa Telecom, based in Newton, Iowa. This acquisition provides Windstream with a sizable operating presence in the upper Midwest. As of June 1, 2010, Iowa Telecom provided service to approximately 208,000 incumbent local exchange carrier (“ILEC”) access lines, 39,000 CLEC access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. The Company expects to achieve $35.0 million in annual expense and capital synergies as a result of this acquisition. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of Windstream common stock and $7.90 in cash. We paid approximately $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of our common stock valued at $280.8 million on the date of issuance. In addition, we repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of approximately $628.9 million.

On February 8, 2010, we completed our acquisition of NuVox, a CLEC based in Greenville, South Carolina. Consistent with the Company’s focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 104,000 business customer locations in 16 contiguous Southwestern and Midwest states and provides opportunities for approximately $30.0 million in operating synergies with contiguous Windstream markets. NuVox’s services include voice over internet protocol, local and long-distance voice, high-speed Internet access, email, voicemail, web hosting, secure electronic data storage and backup, internet security and virtual private networks. Many of these services are delivered over a secure, privately-managed IP network, using a multiprotocol label switch backbone and distributed IP voice switching architecture. In accordance with the NuVox merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of NuVox for $198.4 million in cash, net of cash acquired, and issued approximately 18.7 million shares of Windstream common stock valued at $185.0 million on the date of issuance. Windstream also repaid outstanding indebtedness and related liabilities on existing swap agreements of NuVox approximating $281.0 million.

On December 1, 2009, we completed our acquisition of Lexcom, which as of the date of acquisition served approximately 22,000 access lines, 9,000 high-speed Internet customers and 12,000 cable television customers in North Carolina. This acquisition increased Windstream’s presence in North Carolina and provides the opportunity for approximately $5.0 million in operating synergies with contiguous Windstream markets. In accordance with the Lexcom merger agreement, Windstream acquired all of the issued and outstanding shares of Lexcom for approximately $138.7 million in cash, net of cash acquired.

On November 10, 2009, we completed our merger with D&E, which as of the date of acquisition served approximately 110,000 ILEC access lines, 35,000 CLEC access lines, 45,000 high-speed Internet customers and 9,000 cable television customers. This acquisition increased Windstream’s presence in Pennsylvania and provides the opportunity for approximately $25.0 million in operating synergies with contiguous Windstream markets. Pursuant to the merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of D&E, and D&E merged with and into a wholly-owned subsidiary of Windstream. In accordance with the D&E Merger Agreement, D&E shareholders received 0.650 shares of Windstream common stock and $5.00 in cash per each share of D&E Common Stock. Windstream issued approximately 9.4 million shares of its common stock valued at approximately $94.6 million, based on Windstream’s closing stock price of $10.06 on November 9, 2009, and paid $56.6 million, net of cash acquired, as part of the transaction. Subsequently, Windstream repaid outstanding debt of D&E totaling $182.4 million.

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

ORGANIZATION AND RESULTS OF OPERATIONS

The Company is organized based on the products and services that it offers. The Company’s primary offerings to business customers include its IP-based voice and data services, MPLS networking, data center and managed hosting services and communications systems. The Company also delivers high-speed Internet, digital phone, long distance and high-definition television services to consumers primarily located in rural areas and operates a local and long-haul fiber network spanning approximately 60,000 route miles.

The Company has historically reported a product distribution segment, but in the first quarter of 2009 the Company reorganized its operations to integrate the sales and administrative functions of the product distribution segment into its wireline operations. As a result of this change, the chief operating decision maker no longer reviews the financial statements of the product distribution operations on a stand alone basis, and the Company operates its business as a single reporting segment (“the wireline segment”). As required by the authoritative guidance for segment presentation, segment results of operations have been retrospectively adjusted to reflect this change for all periods presented.

See below a detailed discussion and analysis of revenues and sales in our discussion of consolidated operating results.

The following table reflects the Company’s consolidated operating results as of December 31:

(Dollars in millions, customers and lines in thousands) (a,b)	2010	2009	2008
Revenues and sales:
Service revenues:
Business	$1,605.9	$992.1	$1,002.7
Consumer	1,388.3	1,311.8	1,337.0
Wholesale	628.7	568.9	649.2

Total service revenues	3,622.9	2,872.8	2,988.9
Product sales	89.1	123.8	182.6

Total revenues and sales	3,712.0	2,996.6	3,171.5
Costs and expenses:
Cost of services	1,329.8	1,014.5	1,010.7
Cost of products sold	74.9	107.5	169.8
Selling, general, administrative and other	498.4	348.3	351.2
Depreciation and amortization	693.6	537.8	492.7
Restructuring charges	7.7	9.3	8.5
Merger and integration costs	77.3	22.3	6.2

Total costs and expenses	2,681.7	2,039.7	2,039.1
Operating Income	1,030.3	956.9	1,132.4
Other income (expense), net	(3.5)	(1.1)	2.1
Interest expense	(521.7)	(410.2)	(416.4)

Income from continuing operations before income taxes	505.1	545.6	718.1
Income taxes	194.4	211.1	283.2

Income from continuing operations	310.7	334.5	434.9
Discontinued operations, net of tax	-	-	(22.2)

Net income	$310.7	$334.5	$412.7
Voice lines in service:
Consumer	2,038.8	1,960.6	1,951.3
Business	976.2	938.4	919.4
Wholesale (c)	30.8	16.6	20.1

Total voice lines in service	3,045.8	2,915.6	2,890.8

Data and integrated solutions:
High-speed Internet	1,302.9	1,128.0	978.8
Advanced data and integrated solutions (d)	173.6	40.9	38.4

Total data and integrated solutions	1,476.5	1,168.9	1,017.2
Special access circuits	97.9	81.3	77.6
Access lines (e)	3,317.3	3,037.8	3,006.8
Digital television customers	433.5	375.2	303.1

(a)	Results from operations include results from the former D&E and Lexcom operations following their acquisitions on November 10, 2009 and December 1, 2009, respectively and results from the former NuVox, Iowa Telecom, Hosted Solutions and Q-Comm operations following their acquisitions on February 8, 2010, June 1, 2010, December 1, 2010 and December 2, 2010, respectively. In the discussion and analysis provided below regarding changes in consolidated revenues and expenses in 2010 and 2009, the impact of the acquisitions on these changes is considered to be the revenues and expenses recognized during the period of each year for which results from the acquired operations are not included in the comparative period of the prior year.

(b)	Certain prior year revenues and expenses were reclassified to reflect the current presentation and these changes had no impact on operating income.

(c)	Wholesale units include pay stations, unbundled network elements and other units receiving voice and data services sold to other carriers on a wholesale basis.

(d)	Advanced data and integrated solutions consists of private line, virtual LAN and virtual private network services as well as services that offer integrated data and voice solutions.

(e)	Access lines include voice lines, advanced data and integrated solutions and special access circuits.

Business Service Revenues

Business service revenues are generated through the provision of data and voice services as well as integrated solutions to business customers. We experience competition in the business channel from cable, wireless, and other incumbent and competitive local telecommunication service providers. To meet competitive demands, we are continuing to enhance our network allowing us to offer more complex data services and have reorganized our service delivery team to improve the speed and consistency in provisioning services for our business customers. We expect revenues in the business channel to be favorably impacted primarily by increasing demand for data services. We also expect business revenues to be favorably impacted by the growth in our fiber transport and data center and managed services offerings, primarily as a result of the recent acquisitions of Q-Comm and Hosted Solutions. In addition, voice lines have been unfavorably impacted by customer migration to integrated communications solutions capable of delivering both voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$613.2		$9.0
Due to increases in special access revenues (a)	14.9		6.5
Due to increases in high-speed Internet revenues (b)	5.9		1.7
Due to increases in data revenues (c)	6.9		2.5
Due to decreases in voice and long distance revenues (d)	(27.1)		(30.3)
Total changes in business revenues	$613.8	62%	$(10.6)	(1)%

(a)	Increases in special access revenues, which primarily represent monthly flat-rate charges for dedicated circuits, were attributable to strong demand from wireless carriers.

(b)	Increases in high-speed Internet revenues are primarily due to increases in high-speed Internet customers.

(c)	Increases in data revenues are primarily due to demand for complex data services.

(d)	Decreases in voice and long distance service revenues were primarily attributable to the decline in voice lines.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to residential customers. Consumer revenues are expected to continue to be impacted by unfavorable voice line trends attributable to competition from cable television providers, wireless communications providers and voice service providers using other emerging technologies. Increasing demand for high-speed Internet service, together with continued migration to higher speeds and demand for other value added data services, are expected to continue to offset some of the consumer revenue declines from the unfavorable voice line trends noted above.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$123.8		$8.5
Due to increases in high-speed Internet revenues (a)	36.9		39.8
Due to decreases in miscellaneous revenues	(0.6)		(9.2)
Due to decreases in voice and long distance revenues (b)	(83.6)		(64.3)
Total changes in consumer revenues	$76.5	6%	$(25.2)	(2)%

(a)	Increases in high-speed Internet revenues are primarily due to the increase in high-speed Internet customers previously discussed.

(b)	Decreases in voice service revenues were primarily attributable to declines in voice lines and to the impact of discounts on voice features included in the Company’s bundle offerings previously discussed. Partially offsetting these declines were increases in long distance revenues associated with the continued migration of customers from one-plus calling to unlimited long distance calling plans.

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

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$94.4		$5.8
Due to changes in federal USF revenues (a)	6.2		(14.4)
Due to changes in state USF revenues (b)	4.7		(11.6)
Due to decreases in voice and miscellaneous revenues (c)	(9.2)		(15.7)
Due to decreases in switched access revenues (d)	(36.3)		(44.4)
Total changes in wholesale revenues	$59.8	11%	$(80.3)	(12)%

(a)	Increases in federal USF revenues are primarily due to an increase in the USF contribution factor from 12.3 percent to 12.9 percent for the years ended December 31, 2009 and 2010, respectively, resulting in an increase of $6.2 million in 2010. This increase resulted in a proportionate increase in federal USF expense included in cost of services below. Decreases in federal USF revenues in 2009 were primarily due to the elimination of contribution requirements for high-speed Internet services and the decrease in USF support revenues effective with the conversion to price-cap on July 1, 2008.

(b)	Increases in state USF revenues in 2010 are primarily due to an increase in costs recoverable under the program. Decreases in state USF revenues in 2009 were attributable to the decline in access lines and eligible recoverable costs in that period.

(c)	Decreases in wholesale voice and miscellaneous revenues are primarily due to the decline in payphone and UNE voice lines and declines in directory advertising revenue.

(d)	Decreases in switched access revenues are primarily due to continued declines in voice lines and the phased reduction of interstate access rates for the Company’s subsidiaries that converted to price cap regulation and have not reached the Federal Communications Commission’s (“FCC”) prescribed target rate. These subsidiaries will continue reducing their interstate rates from their current average rate per minute of $0.0090 to achieve the prescribed rate of $0.0065 per minute. Additional declines in 2010 switched access revenues are due to a network efficiency project which maximizes the use of the Company’s own network for transporting long-distance traffic in order to decrease our interconnection expense, which has reduced switched access revenues earned from the underlying long-distance carriers.

Product Sales

Product sales include data and communications equipment sold to business customers as well as high-speed Internet modems, home networking equipment, computers and other equipment sold to consumers. The following table reflects the primary drivers of year-over-year changes in product sales:

	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$7.6		$0.1
Due to disposal of the out-of-territory product distribution operations	(38.5)		(37.7)
Due to increases in consumer product sales	-		3.6
Due to changes in contractor sales (a)	2.2		(11.5)
Due to decreases in business product sales (b)	(6.0)		(13.3)
Total decreases in product sales	$(34.7)	(28)%	$(58.8)	(32)%

(a)	Increases in contractor sales in 2010 is due to modest increases experienced during the second half of 2010 associated with increased infrastructure activity. Decreases in contractor sales in 2009 is primarily due to lower demand for these products, which we believe was attributable to the postponement of purchasing decisions by some contractors as a result of continued weakness in the overall economic environment.

(b)	Decreases in business product sales for both periods are primarily due to lower demand for these products, which we believe was attributable to the postponement of purchasing decisions by some businesses as a result of continued weakness in the overall economic environment. We experienced modest increases across all product sales during the second half of 2010.

Cost of Services

Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense (costs incurred by the Company to access the public switched network and to transport traffic to the Internet), bad debt expense and business taxes. Interconnection expenses in certain markets where the Company operates as a CLEC include charges from the incumbent local exchange provider to lease network components required for service delivery. As a result, we expect interconnection expenses in these operations to be higher as a percentage of revenues than these same costs incurred in Windstream’s other markets. The following table reflects the primary drivers of year-over-year changes in cost of services:

	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$384.4		$8.3
Due to changes in federal USF expenses (a)	6.2		(7.1)
Due to decreases in network operations and other (b)	(0.3)		(39.7)
Due to decreases in business taxes (c)	(7.7)		(5.9)
Due to changes in storm-related expenses (d)	(6.0)		6.0
Due to changes in pension expense (e)	(27.3)		74.0
Due to decreases in interconnection expense (f)	(34.0)		(31.8)
Total increases in cost of services	$315.3	31%	$3.8	0%

(a)	Increases in federal USF contributions are primarily due to an increase in the USF contribution factors from 12.3 percent to 12.9 percent for the years ended December 31, 2009 and 2010, respectively. This increase resulted in a proportionate increase in federal USF revenues. Decreases in 2009 were primarily due to the eliminations of contributions required for high-speed Internet services effective with the conversion to price-cap regulation on July 1, 2008, as previously discussed.

(b)	Decreases in network operations and other expenses in 2010 are primarily attributable to cost saving measures, partially offset by increases in network support costs and charges incurred to provide third party services to customers. Decreases in network operations and other expenses during 2009 were due to the workforce reductions announced in the third quarter 2009, and reductions in fuel costs.

(c)	Decreases in business taxes for both periods were primarily attributable to lower property tax assessments.

(d)	Changes in storm-related expenses were associated with the Company’s efforts to repair network facilities damaged by severe ice storms primarily in our Kentucky service areas during the first quarter of 2009.

(e)	Decreases in pension expense in 2010 are attributable to lower pension amortization as a result of the $152.0 million, or 23.2 percent, return generated on pension plan assets during 2009. Increases in pension expense in 2009 are attributable to the amortization of losses sustained on pension plan assets during the 2008 plan year.

(f)	Decreases in interconnection expenses for both periods are due to the favorable impact of network efficiency projects, the impact of voice line losses and rate reductions. Partially offsetting these decreases were increases associated with purchases of higher capacity circuits to service the growth in data customers.

Cost of Products Sold

Cost of products sold represent the cost of equipment sales to customers. The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$5.5		$0.2
Due to disposal of the out-of-territory product distribution operations	(34.3)		(34.0)
Due to changes in costs of contractor sales (a)	5.1		(11.2)
Due to decreases in equipment sales to business customers (b)	(3.8)		(9.8)
Due to decreases in consumer costs of product sold (c)	(5.1)		(7.5)
Total decreases in cost of products sold	$(32.6)	(30)%	$ (62.3)	(37)%

(a)	Changes in contractor cost of products sold for both periods were consistent with the changes in contractor sales in 2010 and 2009.

(b)	Decreases in business cost of products sold were consistent with declines in business product sales for both periods.

(c)	Decreases in consumer cost of products sold for both periods, relative to the changes year-over-year in consumer product sales, are primarily due to the mix of products sold.

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

	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$150.1		$3.4
Due to impairment loss on acquired assets held for sale	-		(6.5)
Due to changes in advertising expense and other (a)	4.2		(18.1)
Due to changes in pension expense (b)	(4.2)		18.3
Total changes in SG&A and other expenses	$150.1	43%	$(2.9)	(1)%

(a)	Increases in advertising expense during 2010 are primarily due to increased spending to support sales of our price-for-life bundles and to focus on business customers. Decreases in advertising expense and other in 2009 is due to the decrease in general and administrative fees during 2009 attributable to declines in regulatory fees that are based on access lines, improved insurance claims experience and the Company’s continued efforts to contain costs.

(b)	Decreases in pension expense are attributable to lower pension amortization in 2010 as a result of the $152.0 million, or 23.2 percent, return generated on pension plan assets during 2009. Increases in pension expense in 2009 are attributable to the amortization of losses sustained on pension plan assets during the 2008 plan year.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Twelve Months Ended December 31, 2010		Twelve Months Ended December 31, 2009
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to depreciation of acquired businesses plant assets	$87.1		$3.1
Due to amortization of intangible assets acquired in the purchase of acquired businesses	82.3		2.7
Due to increase in amortization of franchise rights (a)	-		31.8
Due to changes in depreciation expense (b)	(2.1)		19.0
Due to decreases in amortization expense (c)	(11.5)		(11.5)
Total increases in depreciation and amortization expense	$155.8	29%	$45.1	9%

(a)	Effective January 1, 2009, the Company began amortizing its franchise rights on a straight-line basis over an estimated useful life of 30 years. Previously, the Company had assigned an indefinite useful life to these assets but the effects of increasing competition resulted in a prospective change in their estimated useful life (see Note 2).

(b)	Increases in depreciation expense in 2009 are due primarily to capital spend and plant placed in service.

(c)	Decreases in amortization expense are due to the use of accelerated amortization methods used.

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

During 2010, Windstream recognized $7.7 million in severance and employee benefit costs primarily related to identified opportunities for increased operational efficiency and effectiveness. This resulted from the Company’s offering of a voluntary workforce reduction program during the fourth quarter of 2010. The Company expects to realize annual pretax savings of approximately $11.4 million as a result of this initiative.

During 2009, Windstream recognized $9.3 million in severance and employee benefit costs primarily related to the workforce reduction initiated during the third quarter of 2009 to better align the Company’s focus on high-speed Internet and enterprise opportunities. The Company expected to realize annual pretax savings of approximately $20.0 million as a result of this initiative. During the first quarter of 2009, the Company recorded a $0.1 million reduction in liabilities to reflect differences between estimated and actual costs paid associated with a work force reduction initiated during the fourth quarter of 2008. During the second quarter of 2009, the Company incurred $0.1 million in severance and employee benefit costs associated with the closure of an out of territory sales and product distribution facility.

During the year ended December 31, 2008, the Company incurred $8.5 million in severance and employee benefit costs primarily related to the announced workforce reduction in the fourth quarter of 2008 to control expenses in a challenging economy and the realignment of certain information technology, network operations and business sales functions.

Merger and integration costs are unpredictable by nature, and include costs incurred related to strategic transactions such as transaction costs, rebranding costs, system conversion costs and employee related transaction costs consisting of severance employee benefit cost.

Set forth below is a summary of restructuring and merger and integration costs for the years ended December 31:

(Millions)	2010	2009	2008
Merger and integration costs
Transaction costs associated with acquisitions (a)	$41.2	$11.4	$0.1
Employee related transition costs (b)	26.7	8.6	-
Computer system and conversion costs (c)	4.2	1.6	6.1
Signage and other rebranding costs (d)	5.2	0.7	-

Total merger and integration costs	77.3	22.3	6.2
Restructuring charges	7.7	9.3	8.5

Total merger, integration and restructuring charges	$85.0	$31.6	$14.7

(a)	During 2010, the Company incurred acquisition related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of the Acquired Companies, D&E and Lexcom. During 2009, the Company incurred acquisition related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of D&E, Lexcom, NuVox and Iowa Telecom. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations.

(b)	During 2010, the Company incurred $26.7 million in employee transition costs, primarily severance related in conjunction with the integration of D&E, Lexcom, NuVox and Iowa Telecom. During 2009, the Company incurred $8.2 million and $0.4 million in employee transition costs, primarily severance related, for D&E and Lexcom, respectively.

(c)	During 2010, the Company incurred $4.2 million in system conversion costs related to the acquisitions of the Acquired Companies. During 2008, the Company incurred $6.1 million in system conversion costs related to the acquisition of CTC. Of these charges, $5.4 million represented a non-cash charge to abandon certain software acquired from CTC.

(d)	During 2010, the Company incurred $5.2 million in signage and other branding costs related to the acquisitions of the Acquired Companies.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

The following table is a summary of liability activity related to both merger and integration costs and restructuring charges as of December 31:

(Millions)	2010	2009	2008
Balance, beginning of period	$6.6	$8.3	$14.7
Merger and integration costs, net of non-cash charges	77.3	22.3	1.6
Total restructuring charges	7.7	9.3	8.5
Cash outlays during the period	(81.1)	(33.3)	(16.5)

Balance, end of period	$10.5	$6.6	$8.3

As of December 31, 2010, the remaining liability of $10.5 million for accrued merger, integration and restructuring charges consisted of $8.8 million of accrued severance costs primarily associated with the integration of the Acquired Companies. Severance and related employee costs are included in other current liabilities in the accompanying consolidated balance sheet and will be paid as positions are eliminated. Each of these payments will be funded through operating cash flows.

Merger, integration and restructuring costs decreased net income $59.1 million, $19.4 million and $9.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, giving consideration to tax benefits on deductible items. See Note 10 for additional information regarding these charges.

Regulatory Matters

Our incumbent local exchange carrier subsidiaries (collectively the “ILECs”) are regulated by both federal and state agencies. Our interstate products and services and the related earnings are subject to federal regulation by the FCC and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over matters including, but not limited to, interstate switched and special access rates, as well as high-speed Internet service offerings. It also regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. The state PSCs have jurisdiction over matters including local service rates, intrastate access rates, quality of service, the disposition of public utility property and the issuance of securities or debt by the local operating companies.

Communications services providers are regulated differently depending primarily upon the network technology used to deliver the service. The Company believes this regulatory approach advantages certain companies and disadvantages others. It impedes market-based competition where service providers using different technologies exchange telecommunications traffic and compete for customers.

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

Federal Regulation and Legislation

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, the ARRA allocated approximately $7.2 billion for the expansion of broadband services to unserved and underserved areas. The Company filed numerous applications with the RUS for approximately $264.0 million in grants on projects with a total estimated cost of $352.0 million to expand broadband availability and offer faster high-speed Internet service to more than half a million homes and businesses in its service area. The RUS approved eighteen applications in thirteen states totaling $181.3 million in grants on projects with a total estimated cost of $241.7 million, including a $60.4 million matching share provided by the Company. The RUS grant funds make it possible to provide broadband services to areas where it is otherwise not economically feasible to do so. The Company will begin these projects in the first quarter 2011 and the RUS financed projects must be substantially complete within two years.

By accepting the grant funds, Windstream will also agree to certain long-term conditions. The RUS will have a continued interest in the assets over their economic life, which varies by grant but is up to 23 years. In the event of default of terms of the agreement, the government could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of Windstream, the acquiring party would need to receive approval from the RUS prior to effectuating the proposed transaction, for which pre-approval will not be reasonably withheld.

On March 16, 2010, the FCC released the National Broadband Plan (“NBP”). Implementation of the NBP will entail many rulemakings, since the NBP itself is not self-effectuating. The FCC issued a Broadband Action Agenda (the “Agenda”) and has initiated multiple rulemaking proceedings proposed in the Agenda. Among other issues, the Agenda proposes action on universal service, inter-carrier compensation, special access, wholesale competition policy, pole attachment rate regulation, and safeguards intended to protect against cyber attacks and ensure the nation’s communications infrastructure is robust. The Company cannot predict the timing and substance of the ultimate outcome of these action items or the impact on our revenues and expenses.

Windstream has been and will remain actively engaged in proceedings that address reforms contemplated by the NBP. In particular, Windstream has filed proposals for inter-carrier compensation and universal service reform with the FCC. Windstream continues to support reform that provides adequate and targeted universal service support as well as inter-carrier compensation reform that provides adequate transitions and a reasonable opportunity to recover revenue reductions.

On February 9, 2011, the FCC released a Notice of Proposed Rulemaking (“NPRM”) to modernize and reform the inter-carrier compensation and universal service mechanisms. In the short term, the NPRM proposes reforms to address phantom traffic, access stimulation and the appropriate treatment for VoIP traffic. The NPRM also proposes short term reforms of the universal service mechanism, including using competitive bids to distribute funding for broadband deployment, as well as reconfiguring and eliminating certain high-cost mechanisms. Specifically, the NPRM proposes to modify the distribution formulas for the High Cost Loop and to eliminate Local Switching Support and Interstate Access Support. In the long term, the NPRM proposes to gradually reduce per-minute access charges and develop a system, including universal service support, to partially off-set resulting revenue reductions. In addition, the NPRM proposes to shift all existing high-cost support to the Connect America Fund (“CAF”) which will fund broadband deployment and maintenance of broadband networks. The Company cannot predict the timing and substance of the ultimate outcome of these proceedings or the impact on our revenues, expenses and requirements.

The following tables reflect the minute-driven components of Windstream’s inter-carrier compensation revenues for the twelve months ended December 31, 2010:

Revenues
	Originating Traffic		Terminating Traffic
	Minutes	Rate	Minutes	Rate
	(Thousands)		(Thousands)
Interstate switched access	3,846,184	$0.0070	4,049,695	$0.0060
Intrastate switched access	2,020,410	$0.0370	3,151,853	$0.0360
Local interconnection			4,675,767	$0.0100

In addition, inter-carrier and reciprocal compensation expense totaled $98.7 million and $121.8 million for the years ended December 31, 2010 and 2009, respectively.

On December 21, 2010, the FCC adopted new regulations regarding the provision of broadband Internet access service. The new regulations, among other things, will (1) require all providers of broadband Internet access service to disclose network management practices, performance characteristics, and commercial terms of service; and (2) prohibit fixed broadband ISPs from blocking lawful content, applications, services, or attachment of non-harmful devices and/or engaging in unreasonable discrimination. The requirements will be enforced through a combination of mechanisms, including informal and formal complaint processes. Because some of the rules require approval by the Office of Management and Budget before becoming effective, none of the rules are binding yet. In January 2011, two different suits were filed in federal court challenging the FCC’s authority to implement these rules. As such, we cannot predict at this time the impact these new regulations may have on our revenues or expenses, or whether such impact would even be material.

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

State Universal Service

We recognize revenue from state universal service funds in a limited number of states in which we operate. In 2010, Windstream recognized $135.8 million in state universal service revenue. These payments are intended to provide additional support, beyond the federal universal service receipts, for the high cost of operating in rural markets. For the year ended December 31, 2010, Windstream received approximately $99.3 million from the Texas USF. There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2010, Windstream received $88.2 million from the large company program and $11.1 million from the small company program. The purpose of the Texas USF is to assist telecommunications providers in providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All customers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge by their customers.

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

Inter-carrier Compensation

On October 5, 2007, Verizon filed a complaint with the Ohio PUC alleging that the Company’s intrastate access rates are excessive and should be reduced to the same levels charged by the largest ILECs in Ohio, or in the alternative, to the Company’s interstate access rate levels. On November 3, 2010, the Ohio PUC opened a generic proceeding and released a proposed plan to reform inter-carrier compensation. If the proposed plan is adopted, it will not have a material impact on the Company’s operations.

On December 5, 2007 and February 22, 2008, Verizon filed complaints with the Kentucky PSC and the Georgia PSC very similar to the complaint filed in Ohio. In these cases, Verizon also alleges that the Company’s intrastate access rates are excessive and should be reduced to the level currently charged by AT&T (formerly BellSouth). On November 5, 2010, the Kentucky PSC closed Verizon’s complaint and opened a generic investigation into the reasonableness of the intrastate switched access rates of all local exchange carriers. The Company cannot estimate at this time the financial impact, if any, that may result from changes to the inter-carrier compensation mechanism in Kentucky. On June 4, 2010, Georgia enacted a new law that requires incumbent LECs to reduce intrastate switched access rates to interstate levels over a five-year period. To compensate for switched access revenue reductions, the law permits ILECs to increase local rates and established a new state universal service fund. The new law will not have a material impact on the Company’s operations.

On March 19, 2009, AT&T filed a complaint with the Pennsylvania PUC alleging that the Company’s intrastate access rates are not just and reasonable and should be reduced to the Company’s interstate access rate levels. Parties to this proceeding have presented their case and are awaiting a final decision by the Pennsylvania PUC. The Pennsylvania PUC is not required to take action by a specific date. At this time, the Company cannot estimate the financial impact of this decision due to the various options the PUC could consider if it ruled in the Complainant’s favor.

On November 23, 2009, Sprint requested that the North Carolina Utilities Commission (“NCUC”) reduce the Company’s access rates to a cost-basis or, in the alternative, to the Company’s interstate access rate levels. The NCUC ordered that affected carriers to develop an inter-carrier compensation reform plan by January 2011. The proposed plan recommends reducing intrastate switched access rates to interstate levels over a three-year period coupled with modest local rate increased and the establishment of a state universal service fund. The proposed plan, if adopted by the NCUC, will not have a material impact on the Company’s operations.

The following discussion and analysis details results for Windstream’s consolidated operating income and all other consolidated results presented below operating income.

Operating income increased $73.4 million, or 7.7 percent, in 2010 and declined $175.5 million, or 15.5 percent, in 2009. The increase in 2010 was primarily due to operating income generated from acquired businesses of $25.3 million and expense management initiatives. These increases were partially offset by the unfavorable impact of an increase in merger and integration expense of $55.0 million. The declines in 2009 were primarily due to the unfavorable impact of pension and amortization expense. In addition, operating income during both years was unfavorably impacted by the revenue impact associated with continued access line losses.

Other Income (Expense), Net

Set forth below is a summary of other income (expense), net for the years ended December 31:

(Millions)	2010	2009	2008
Interest income on cash and short-term investments	$1.2	$1.4	$2.7
Sale of investments	0.5	-	7.7
Mark-to-market of undesignated swap	(0.3)	3.0	(5.8)
Interest expense on undesignated swap	(4.5)	(4.7)	(2.3)
Other expense, net	(0.4)	(0.8)	(0.2)

Other income (expense), net	$(3.5)	$(1.1)	$2.1

Other income (expense), net decreased $2.4 million in 2010 and decreased $3.2 million in 2009. The decline in 2010 was primarily due to changes in the non-cash, mark-to-market adjustment of the undesignated portion of the interest rate swaps incurred prior to the “blend and extend” swap transaction entered into on December 10, 2010. See Financial Condition, Liquidity and Capital Resources for further discussion of the “blend and extend” swap transaction. The decline in 2009 was primarily due to the recognition of a $7.7 million gain from the sale of Company investments in 2008 and $2.4 million additional interest expense on undesignated swaps, partially offset by the change in fair value of the undesignated portion of an interest rate swap agreement as discussed further in Note 2. Pursuant to the authoritative guidance on accounting for derivative financial instruments and hedging activities, as amended, changes in the market value of the undesignated portion of this interest rate swap are included in net income. The market value calculation of this interest rate swap is based on estimates of forward variable interest rates, and changes in estimated forward rates could result in significant non-cash increases or decreases in other income (expense), net in future periods.

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2010	2009	2008
Senior secured credit facility, Tranche A	$6.9	$6.8	$14.6
Senior secured credit facility, Tranche B, net of interest rate swaps	98.1	91.8	99.8
Senior secured credit facility, revolving line of credit	6.6	3.8	8.9
Senior unsecured notes	371.3	263.8	255.1
Notes issued by subsidiaries	38.6	39.2	39.8
Credit facility extension fees	1.8	6.4	-
Other interest expense	0.5	0.1	0.1
Less capitalized interest expense	(2.1)	(1.7)	(1.9)

Total interest expense	$521.7	$410.2	$416.4

Interest expense increased $111.5 million, or 27.2 percent, in 2010 and decreased $6.2 million, or 1.5 percent, in 2009. The increase in 2010 was primarily due to interest incurred on the $1,100.0 million additional debt issued during the fourth quarter of 2009, $400.0 million of additional debt issued during the third quarter of 2010 and the $500.0 million of additional debt issued during the fourth quarter of 2010. The decrease in 2009 was primarily due to declines in the LIBOR (London-Interbank Offered Rate) rate impacting the Tranche A notes and the unhedged portion of Tranche B notes. The weighted-average interest rate paid on the long-term debt was 7.8 percent in 2010 and 7.7 percent in 2009.

Income Taxes

Income tax expense decreased $16.7 million, or 7.9 percent in 2010, and decreased $72.1 million, or 25.5 percent in 2009. The decreases in income tax expense in 2010 is due to the Company’s decrease in income before taxes and a discrete item recognized in the first quarter of 2009 that increased 2009 tax expense, but had no impact to 2010. The decrease in income tax expense in 2009 was generally consistent with the Company’s decrease in income before taxes. The Company’s effective tax rate in 2010 was 38.5 percent, compared to 38.7 percent in 2009 and 39.4 percent in 2008.

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

For 2011, the Company’s annualized effective income tax rate is expected to range between 38.0 percent and 39.0 percent, excluding one-time discrete items. Changes in the relative profitability of our business, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 12, “Income Taxes”, to the accompanying consolidated financial statements for further discussion of income tax expense and deferred taxes.

Discontinued Operations, Net of Tax

On November 21, 2008 Windstream completed the sale of its wireless business to AT&T Mobility II, LLC (see Note 3). In connection with this transaction, we have reported the related results as discontinued operations and recognized a pre-tax loss of $21.3 million to reduce the carrying value of the net assets sold to the transaction price less costs to sell. Wireless business income before taxes was $9.7 million in 2008. Additionally, the Company made tax payments of $14.8 million related to the excess of consideration received over tax basis in the assets sold.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During 2010, the Company generated cash flows from operations of $1,094.5 million and decreased its cash position by $1,020.6 million to $42.3 million at December 31, 2010, primarily due to the acquisitions of the Acquired Companies in 2010 as previously discussed (see “Strategic Transitions”). We expect that cash on hand, along with cash generated from operations over the next year, will be adequate to finance our ongoing operating requirements, capital expenditures, scheduled principal payments of long-term debt and the payment of dividends in 2011.

The Company’s board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to the Company’s restricted payment capacity under its debt covenants as further discussed below. Dividends paid to shareholders were $1.00 per share during 2010, totaling $464.6 million. Windstream also paid $125.9 million to shareholders in January 2011 pursuant to a $0.25 quarterly dividend declared during the fourth quarter of 2010.

During 2009, the Company repurchased 13.0 million shares totaling $121.3 million bringing total repurchases under a stock repurchase program, which expired on December 31, 2009, to 29.0 million shares for approximately $321.6 million.

As of December 31, 2010, the Company had $7,362.8 million in long-term debt outstanding, including current maturities and excluding the discount, (see Note 5). On January 24, 2011, Windstream completed the private placement of an additional $200.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020 at 103 percent to yield 7.23 percent as an add-on to the notes issued during the fourth quarter. Proceeds from the private placement will be used, together with borrowings under our revolving line of credit, to retire the Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp debt (“Valor Debt”), including any accrued and unpaid interest on the notes, together with related fees and expenses, which is estimated to total approximately $424.0 million. This resulted in an extension of the maturity date for $200.0 million associated with the Valor Debt that was previously due to mature on February 15, 2015. The debt outstanding as of December 31, 2010 is principally comprised of $2,286.8 million secured primarily under the Company’s senior secured credit facility and $5,076.0 million in unsecured senior notes.

During October of 2009, Windstream received consent from its lenders to an amendment and restatement of its senior secured credit facility (the “Amendment”). Windstream amended and restated its senior secured credit facility to, among other things, extend the maturities of the facility and amend certain covenants to afford Windstream additional flexibility, resulting in increased interest rates on the extended maturities. Scheduled principal payments for debt outstanding as of December 31, 2010 for each of the twelve month periods ended December 31, 2011, 2012, 2013, 2014 and 2015 were $139.2 million, $43.9 million, $1,400.4 million, $10.9 million and $1,421.4 million, respectively. Scheduled principal payments remaining after 2015 are $4,347.0 million. We expect that cash flows from operations will be sufficient to fund scheduled principal and interest payments through fiscal 2012. We would anticipate refinancing the majority of the principal amounts maturing in fiscal 2013 as we do not expect that cash flows from operations will be sufficient to fund the scheduled maturities. See also our discussion of “Windstream’s substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms” within “Risk Factors” in Item 1A of Part I.

As of December 31, 2010, the Company had approximately $773.4 million of restricted payment capacity as governed by its credit facility. The Company builds additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. The Company will continue to opportunistically consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

Due to the interest rate risk inherent in the variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements, designated as a cash flow hedge, with a maturity on July 17, 2013. The variable rate received by Windstream on the swaps was the three-month LIBOR, which was 0.29 percent at December 31, 2010. The weighted-average fixed rate paid by Windstream was 5.604 percent.

During the fourth quarter of 2010, the Company modified the four interest rate swaps designated as cash flow hedges. The modifications, commonly referred to as “blend and extends,” extended the maturity of, and re-priced these four interest rate swaps to October 17, 2015 with a weighted-average fixed rate paid by Windstream of 4.553 percent, resulting in an estimated 2011 cash interest expense savings of $11.2 million.

As part of these modifications, the accumulated losses of the original interest rate swaps associated with the original cash flow hedges, as well as a certain amount of accrued interest, were incorporated into the fair values of the new modified cash flow hedges. The related accumulated other comprehensive loss associated with the negative fair values of the original cash flow hedges on their dates of modification, which has an unamortized value of $107.6 million as of December 31, 2010, will be amortized using the swaplet method to interest expense through July 17, 2013, the maturity date of the original cash flow hedges. This method is based upon the principle that the balance in accumulated other comprehensive loss will be equivalent to the sum of the current values of the cash flows of each swaplet, or each calculation period of the interest rate swaps.

The terms of our senior secured credit facilities and indentures include customary covenants that, among other things, require us to maintain certain financial ratios, restrict our ability to incur additional indebtedness and limit our cash payments. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition to the restrictions on dividend and certain other types of payments previously discussed, the credit facility contains restrictions on capital expenditures capacity. On September 17, 2010, Windstream amended its credit facility to permit the signing of rural broadband stimulus grant agreements with the Rural Utilities Service. Windstream also increased the size of its secured leverage capacity. Specifically, Windstream increased the size of the secured incremental facility basket from $800 million to $1.6 billion. Windstream is required to show pro-forma compliance with a secured debt leverage ratio of 2.25 to 1.0 in order to borrow in excess of the first $800 million of the $1.6 billion basket. On November 22, 2010, Windstream increased the capacity under its senior secured revolving credit facility from $500.0 million to $750.0 million, leaving $1.35 billion available. For 2011, the Company’s capital expenditure capacity, as calculated under these covenants, is approximately $665.7 million, which includes $125.2 million of unused capacity from 2010 and approximately $72.8 million in additional capacity attributable to the adjusted earnings before interest, taxes, depreciation and amortization of the Acquired Companies.

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

(Millions, except ratios)	December 31, 2010
Gross leverage ratio:
Total debt	$7,325.8

Operating income, last twelve months	$1,030.3
Depreciation and amortization, last twelve months	693.6
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	277.6

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$2,001.5

Leverage ratio (b)	3.66

Maximum gross leverage ratio allowed	4.50

Interest coverage ratio:
Adjusted EBITDA	$2,001.5

Interest expense, last twelve months	$521.7
Adjustments required by the credit facilities and indentures (c)	57.5

Adjusted interest expense	$579.2

Interest coverage ratio (d)	3.46

Minimum interest coverage ratio allowed	2.75

(a)	Adjustments required by the credit facility and indentures primarily consist of the inclusion of the Acquired Companies’ preacquisition operating income before depreciation and amortization, pension and stock-based compensation expense and non-recurring merger, integration and restructuring charges.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)	Adjustments required by the credit facility and indentures primarily consist of the inclusion of interest expense related to the 2018 and 2020 Notes as if they were issued January 1, 2010, the net Revolver activity during the fourth quarter of 2010, capitalized interest and amortization of the discount on long-term debt, net of premiums.

(d)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2010, the Company was in compliance with all such covenants and restrictions.

As of February 16, 2011, Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B+	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Stable	Stable	Stable

Factors that could affect Windstream’s short and long-term credit ratings would include, but are not limited to, a material decline in the Company’s operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If Windstream’s credit ratings were to be downgraded, the Company might incur higher interest costs on future borrowings, and the Company’s access to the public capital markets could be adversely affected. The Company’s exposure to interest risk is further discussed in the Market Risk section below. A downgrade in Windstream’s current short or long-term credit ratings would not accelerate scheduled principal payments of Windstream’s existing long-term debt, as discussed further in Note 5. Windstream’s next significant scheduled debt maturity is in 2013.

Historical Cash Flows

(Millions)	2010	2009	2008
Cash flows provided from (used in):
Operating activities	$1,094.5	$1,120.8	$1,080.4
Investing activities	(1,457.5)	(492.8)	(233.1)
Financing activities	(657.6)	138.3	(622.7)

Increase (decrease) in cash and cash equivalents	$(1,020.6)	$766.3	$224.6

Cash Flows – Operating Activities

Cash provided from operations is the Company’s primary source of funds. Cash flows from operating activities decreased by $26.3 million in 2010 as compared to 2009, and increased $40.4 million in 2009 as compared to 2008. The decrease during 2010 is primarily from a voluntary payment of $41.0 million to its qualified pension plan during the third quarter of 2010. This voluntary payment was made to preserve an accumulated credit balance, which may be used to offset required future contributions. If Windstream had not made the voluntary payment, it would have forfeited a portion of the credit balance in accordance with currently enacted funding regulations. In 2009, increases were partially offset by changes in working capital requirements, including timing differences in the billing and collections of accounts receivable, payment of trade payables and purchases of inventory. The Company plans to make a pension contribution of approximately $60.0 million in the first quarter of 2011, in the form of Windstream common stock, which will allow the Company to preserve cash and manage overall net debt leverage. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company’s qualified pension plan. During 2010, the Company generated sufficient cash flows from operations to fund its capital expenditures, scheduled principal payments of long-term debt, its voluntary pension contribution and payment of dividends as further discussed below.

Cash Flows – Investing Activities

Cash used in investing activities increased by $964.7 million in 2010 as compared to 2009, primarily due to net cash used to acquire the Acquired Companies, as previously discussed (see Notes 2 and 3). Cash used in investing activities increased by $259.7 million in 2009 as compared to 2008, primarily due to net cash used to acquire D&E and Lexcom, as previously discussed. Proceeds from the 2008 sale of the wireless business and acquired assets held for sale, totaling $56.7 million and $17.8 million, respectively, also contributed to the increase in 2009 (see Notes 2 and 3).

Capital expenditures were $415.2 million, $298.1 million and $317.5 million for 2010, 2009 and 2008, respectively. Capital expenditures increased $117.1 million in 2010, primarily due to $61.2 million in capital expenditures related to the properties of the Acquired Companies, D&E and Lexcom and a general increase in capital spending during the second half of the year. Capital expenditures in each of the three years were incurred to construct additional network facilities and to upgrade the Company’s telecommunications network in order to expand our offering of other communications services, including high-speed Internet communication services. During each of the three years, the Company funded its capital expenditures through internally-generated funds.

The primary uses of cash for future capital expenditures are for property, plant and equipment necessary to support the Company’s wireline operations. Capital expenditures are forecasted to be between $520.0 million and $580.0 million for 2011, which includes the forecasted capital to support the Acquired Companies’ networks as well as begin construction on the projects that received grants from the RUS. Windstream must be substantially complete with the RUS projects within two years and must have completed the projects within three years.

Capital expenditures for 2011 will be primarily incurred to construct additional network facilities and to upgrade the Company’s telecommunications network. Windstream will continue to focus capital expenditures on the expansion of its advanced data and integrated solutions products, including MPLS networking and data center and managed hosting services. Additionally, Windstream will continue to focus on infrastructure upgrades, including placing fiber in the network, to support our suite of business and consumer high-speed Internet services and expand our 6 Mb and 12 Mb high-speed Internet footprint. The forecasted spending levels in 2011 are subject to revision depending on changes in future capital requirements. The Company generated positive cash flows in 2010 sufficient to fund its day-to-day operations and to fund its capital requirements. As mentioned previously, we expect that cash on hand, along with cash generated from operations over the next year, will be adequate to finance our ongoing operating requirements and capital expenditures.

Cash Flows – Financing Activities

During 2010, Windstream issued $400.0 million in aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 at an issue price of 99.248 percent to yield 8.25 percent. Windstream also issued $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020 at par to yield 7.75 percent. The Company borrowed $665.0 million under the revolving line of credit in its senior secured credit facility and later repaid $515.0 million during 2010. Additional repayments of borrowings totaled $281.0 million, $628.9 million and $266.2 million in debt and related swap agreements assumed from NuVox, Iowa Telecom and Q-Comm, respectively, in addition to regularly scheduled payments of $23.9 million. Dividends paid to shareholders totaled $464.6 million in 2010, which was an increase of $27.2 million, due to additional shares issued and outstanding during 2010 from shares issued for the recent acquisitions.

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

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2010:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$139.2	$1,444.3	$1,432.3	$4,347.0	$7,362.8
Interest payments on long-term debt obligations (b)	496.8	985.0	815.5	822.6	3,119.9
Operating leases (c)	76.9	100.6	47.0	28.8	253.3
Purchase obligations (d)	83.5	10.2	-	-	93.7
Other long-term liabilities and commitments (e) (f) (g) (h)	126.5	48.4	52.2	2,147.3	2,374.4

Total contractual obligations and commitments	$922.9	$2,588.5	$2,347.0	$7,345.7	$13,204.1

(a)	Excludes $37.0 million of unamortized discounts (net of premiums) included in long-term debt at December 31, 2010.

(b)	Variable rates on tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.29 percent at December 31, 2010.

(c)	Operating leases consist of non-cancelable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

(d)	Purchase obligations include open purchase orders not yet receipted and amounts payable under noncancellable contracts. The portion attributable to noncancellable contracts primarily represents agreements for network capacity and software licensing.

(e)	Other long-term liabilities and commitments primarily consist of deferred tax liabilities, pension and other postretirement benefit obligations and interest rate swaps.

(f)	Excludes $20.8 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2010 for which the Company is unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur.

(g)	Includes $35.4 million and $8.8 million in current portion of interest rate swaps and pension and postretirement benefit obligations, respectively that were included in current portion of interest rate swaps and other current liabilities at December 31, 2010.

(h)	Includes $60.0 million for expected pension funding contributions in 2011. Although additional contribution may be required in years 2011 and beyond, due to uncertainties inherent in the pension funding calculation, the amount and timing of the remaining contributions are unknown and therefore have been reflected as due in more than 5 years.

Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2010, we were in compliance with all of our debt covenants. See Notes 2, 5, 6, 8, 12, 13 and 15 for additional information regarding certain of the obligations and commitments listed above.

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

In 2006, due to the interest rate risk inherent in the variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements, designated as a cash flow hedge, with a maturity on July 17, 2013. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. The variable rate received by Windstream on the swaps was the three-month LIBOR (London-Interbank Offered Rate), and the weighted-average fixed rate paid by Windstream was 5.604 percent. On October 19, 2009, Windstream completed an amendment and restatement of its credit facility and as part of this amendment the maturity date associated with a portion of term loan B was extended.

In December of 2010, Windstream renegotiated the four interest rate swap agreements. The balance in other comprehensive income for the original terms of the swaps was frozen and will be amortized to interest expense over the remaining life of the original swaps. The modified swaps, commonly referred to as “blend and extends”, will amortize quarterly to a notional value of $900.0 million in 2013, where it will remain until maturity on October 17, 2015 ($1,093.8 million as of December 31, 2010). The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR, which was 0.29 percent at December 31, 2010. The weighted-average fixed rate paid by Windstream was 5.604 percent during the year ended December 31, 2010 and was lowered to 4.553 percent effective January 17, 2011, resulting in an estimated 2011 cash interest expense savings of $11.2 million. The

Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which has varying maturity dates from July 17, 2013 to December 17, 2015 as a result of an amendment to the credit facility (see Note 5).

As part of these modifications, the unrecognized losses of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges. The related accumulated other comprehensive loss associated with the negative fair values of the original cash flow hedges on their dates of modification, which has an unamortized notional value of $107.6 million as of December 31, 2010, will be amortized using the swaplet method to interest expense through July 17, 2013, the maturity date of the original cash flow hedges. This method is based upon the principle that the balance in accumulated other comprehensive loss will be equivalent to the sum of the current values of the cash flows of each swaplet, or each calculation period of the interest rate swaps. Changes in the market value of the designated portion of the swaps are recognized in other comprehensive income.

As of December 31, 2010, the unhedged portion of the Company’s variable rate senior secured credit facility was $690.7 million, or approximately 9.4 percent of its total outstanding long-term debt. Windstream has estimated its interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $6.9 million. Actual results may differ from this estimate.

Equity Risk

The Company utilizes money market funds available in the investment portals of various financial institutions to invest its cash on hand in short-term securities. These financial institutions are generally a party to the existing Windstream credit facility. Windstream has maintained an average cash equivalent balance of approximately $284.0 million during the twelve months ended December 31, 2010. These moneys have been invested in both taxable funds as well as tax-exempt municipal funds, and monies will often be moved between these two types of securities depending on their respective yields. These monies are all invested in AAA rated funds with same day access, and thus are highly liquid. The money market funds are primarily comprised of fixed income investments and have minimal equity risk.

In addition, the Company has exposure to market risk through the Company’s pension plan investments. During 2010, Windstream’s pension plan assets increased from approximately $784.0 million to $870.2 million. This increase is primarily due to a return on plan assets of $95.9 million, or 12.2 percent, a voluntary contribution of $41.0 million (see Note 8), transfers from Iowa’s qualified pension plan of $12.0 million and regular contributions of $0.7 million. Partially offsetting these increases were $57.8 million in routine benefit payments and $5.6 million in lump sum distributions and administrative expenses. Primarily as a result of the increase in the market value of pension assets, pension expense is expected to decline from $61.9 million recognized in 2010, to $41.2 million in 2011. The Company plans to make a contribution of approximately $60.0 million in the first quarter of 2011 to avoid certain benefit restrictions. The Company expects to make this contribution in the form of Windstream common stock, which will allow the Company to preserve cash and manage overall net debt leverage. The amount and timing of future contributions will depend on various factors including future investment performance, the finalization of funding regulations, changes in future discount rates and changes in demographics of the population participating in the Company’s qualified pension plan.

Foreign Currency Risk

Although the Company does not operate in foreign countries, the Windstream pension plan invests in international securities. As of December 31, 2010 approximately $91.0 million or 10.5 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure.

Reconciliation of non-GAAP financial measures

From time to time, the Company will reference certain non-GAAP measures in its filings. Management’s purpose for including these measures is to provide investors with measures of performance that management uses in evaluating the performance of the business. These non-GAAP measures should not be considered in isolation or as a substitute for measures of financial performance reported under GAAP. Following is a reconciliation of non-GAAP financial measures to the most closely related financial measure reported under GAAP referenced in this filing.

Operating income before depreciation and amortization to GAAP operating income:

(Millions)	2010	2009
Operating income	$1,030.3	$956.9
Depreciation and amortization	693.6	537.8
OIBDA (a)	1,723.9	1,494.7	15.3%

(a)	OIBDA is defined as operating income plus depreciation and amortization expense. Management believes this measure provides investors with insight into the core earnings capacity of providing telecommunications services to its customers.

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

Revenue Recognition – We recognize revenues and sales as services are rendered or as products are sold in accordance with authoritative guidance on revenue recognition. Service revenues are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including interconnection, long distance and enhanced service revenues are recognized monthly as services are provided. Service revenues are primarily derived from providing access to or usage of the Company’s networks and facilities. Due to varying customer billing cycle cut-off, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers. Fees assessed to communications customers for service activation are deferred upon service activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with authoritative guidance on multiple element arrangements. Certain costs associated with activating such services are deferred and recognized as an operating expense over the same period.

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

Pension and Other Postretirement Benefits – The annual costs of providing pension and other postretirement benefits are based on certain key actuarial assumptions, including the expected return on plan assets, discount rate and healthcare cost trend rate. Windstream’s pension expense for 2011, estimated to be approximately $41.2 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.0 percent and a discount rate of 5.31 percent. In developing the expected long-term rate of return assumption, Windstream considered its historical rate of return, as well as input from its investment advisors. Historical returns of the plan were 9.98 percent since 1975, including periods in which it was sponsored by Alltel. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 55.0 percent to equities, 35.0 percent to fixed income assets and 10.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 8.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 8.0 percent to 7.5 percent) would result in an increase in our pension expense of approximately $4.4 million in 2011.

The discount rate selected is based on a hypothetical yield curve and associated spot rate curve adjusted to reflect the expected cash outflows for pension benefit payments. The yield curve incorporates actual high-quality corporate bonds across the full maturity spectrum and is developed from yields on Aa-graded, non-callable/putable bonds. The discount rate determined on this basis was 5.31 percent at December 31, 2010. Lowering the discount rate by 25 basis points (from 5.31 percent to 5.06 percent) would result in an increase in our pension expense of approximately $4.7 million in 2011.

As a component of determining its annual pension cost, Windstream amortizes unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active employees, which is approximately 10 years for the pension plan during 2011.

On August 17, 2006, the Pension Protection Act of 2006 (the “2006 Act”) was signed into law by Congress. In general, the 2006 Act changed the rules governing the minimum contribution requirements for funding a qualified pension plan on an annual basis without paying excise tax penalties. Among other requirements, the 2006 Act changed the assumptions used to calculate the minimum lump-sum benefit payments, applied benefit restrictions to plans below certain funding levels, and eliminated certain sunset provisions contained in the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). EGTRRA increased the maximum amount of benefits that a qualified defined benefit pension plan could pay and increased the maximum compensation amount allowed for determining benefits for qualified pension plans. Windstream is complying with the provisions of the 2006 Act. After the expected contribution of $60.0 million in the first quarter of 2011, the qualified pension plan is expected to be at least 80.0 percent funded for the 2010 plan year and therefore is not expected to be subject to benefit restrictions in 2011. The assumptions selected as of December 31, 2010 for financial reporting purposes for the qualified pension plan reflected the impact of the 2006 Act. Future contributions to the plan are dependent on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the qualified pension plan.

We calculated our annual postretirement benefits expense for 2011 based upon a number of actuarial assumptions, including a healthcare cost trend rate of 9.0 percent and a discount rate of 5.25 percent. Consistent with the methodology used to determine the appropriate discount rate for the Company’s pension obligations, the discount rate selected for postretirement benefits is based on a hypothetical yield curve that incorporates high-quality corporate bonds with various maturities adjusted to reflect expected postretirement benefit payments. The discount rate determined on this basis was 5.25 percent at December 31, 2010. Lowering the discount rate by 25 basis points (from 5.25 percent to 5.00 percent) would result in a decrease in postretirement income of approximately $0.1 million in 2011.

The healthcare cost trend rate is based on our actual medical claims experiences adjusted for future projections of medical costs. For the year ended December 31, 2011, a one percent increase in the assumed healthcare cost trend rate would increase our postretirement benefit cost by approximately $0.3 million, while a one percent decrease in the rate would reduce our allocation of postretirement benefit cost by approximately $0.2 million.

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

The Company performs its impairment analysis on January 1st of each year. During 2010, 2009 and 2008, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values. Reducing our January 1, 2010 market capitalization by 90 percent would not have resulted in an impairment of the carrying value of goodwill. Changes in the key assumptions used in the impairment analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and our future consolidated operating results.

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

While authoritative guidance permits designating existing derivatives with non-zero fair values in a new cash flow hedge, Windstream will be unable to assume perfect effectiveness and will need to establish that the new hedge relationship is expected to be “highly effective” as the non-zero fair value element to the new hedge relationship introduces a source of ineffectiveness that the companies must assess and measure. Due to the presence of the off-market, or financing element in the newly designated hedge, it is not appropriate to apply the short-cut method or the critical-terms-match method (qualitative assessment techniques), but instead the long-haul method must be used. The effectiveness of the Company’s cash flow hedges is assessed each quarter using the “Perfect Hypothetical Interest Rate Swap Method”. This method measures hedge ineffectiveness based on a comparison of the fair value of the actual interest rate swap and the fair value of a hypothetical interest rate swap with terms that identically match the critical terms of the debt being hedged.

Changes in the fair value of the designated portion of the Company’s derivative instruments are reported as a component of other comprehensive income (loss) in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the undesignated portions are recognized in other income (expense), net. The Company settles interest payments on its swaps based on the LIBOR rate. The Company does not expect any changes in the effectiveness of its swaps due to counterparty risk or further prepayment of hedged items, but any such changes could increase the ineffective portion of the swaps. An increase in the value of the ineffective portion of its swaps either through further de-designation of existing swaps or through further decreases in the LIBOR rate could have an adverse impact on the Company’s future earnings.

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

•	Goodwill Impairment (first quarter of 2011)
•	Revenue Arrangements with Multiple Element Deliverables (first quarter of 2011)
•	Fair Value Measurements (first quarter of 2011)

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain forward-looking statements. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward looking statements include, but are not limited to, statements about expected levels of support from universal service funds or other government programs, expected rates of loss of access lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, capital expenditures and certain debt maturities from cash flows from operations, our expected pension contribution of approximately $60.0 million in 2011, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

SELECTED FINANCIAL DATA

(Millions, except per share amounts in thousands)	2010	2009	2008	2007	2006
Revenues and sales	$3,712.0	$2,996.6	$3,171.5	$3,245.9	$3,033.3
Operating income	1,030.3	956.9	1,132.4	1,149.9	898.8
Other income (expense), net	(3.5)	(1.1)	2.1	11.1	8.7
Gain on sale of directory publishing business and other assets	-	-	-	451.3	-
Loss on extinguishment of debt	-	-	-	-	(7.9)
Intercompany interest income	-	-	-	-	31.9
Interest expense	(521.7)	(410.2)	(416.4)	(444.4)	(209.6)

Income from continuing operations before income taxes	505.1	545.6	718.1	1,167.9	721.9
Income taxes	194.4	211.1	283.2	251.5	276.3

Income from continuing operations	310.7	334.5	434.9	916.4	445.6
Discontinued operations, including tax expense of $10.6 and $0.5, respectively	-	-	(22.2)	0.7	-

Income before extraordinary item and cumulated effect of accounting change	310.7	334.5	412.7	917.1	445.6
Extraordinary item, net of income taxes	-	-	-	-	99.7

Net income	$310.7	$334.5	$412.7	$917.1	$545.3
Basic and diluted earnings per share:
Income from continuing operations	$0.66	$0.76	$0.98	$1.93	$1.02
Loss from discontinued operations	-	-	(0.05)	-	-
Extraordinary item	-	-	-	-	0.23

Net income	$0.66	$0.76	$0.93	$1.93	$1.25
Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$0.45
Balance sheet data
Total assets	$11,353.7	$9,145.4	$8,009.3	$8,241.2	$8,030.7
Total long-term debt (including current maturities)	$7,325.8	$6,295.2	$5,382.5	$5,355.5	$5,488.4
Total equity	$830.6	$260.7	$252.3	$699.8	$469.8

Notes to Selected Financial Information:

•

Explanations for significant events affecting Windstream’s historical operating trends during the periods 2008 through 2010 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

•

During 2007, the Company incurred $4.6 million in restructuring costs from a workforce reduction plan and the announced realignment of its business operations and customer service functions intended to improve overall support to its customers. Of these charges, $4.1 million was paid in cash during the year. In addition, the Company incurred $3.7 million in transaction costs to complete the split off of its directory publishing business and incurred approximately $1.3 million in rebranding costs associated with the acquisition of CTC.

•

During 2006, Windstream incurred $27.6 million of incremental costs, principally consisting of rebranding costs, audit and legal fees, system conversion costs and employee related costs, related to the spin-off from Alltel and merger with Valor. Windstream also incurred $10.6 million in restructuring charges, which consisted of severance and employee benefit costs related to a planned workforce reduction. In addition, the Company incurred $11.2 million in investment banker, audit and legal fees associated with the announced split-off of its directory publishing business. These restructuring charges decreased net income by $36.0 million, giving effect to items not deductible for tax purposes. Effective January 1, 2006, Windstream prospectively reduced depreciation rates for its operations in Pennsylvania. In the second quarter of 2006 the Company prospectively reduced depreciation rates for its operations in Alabama and North Carolina, and in the fourth quarter 2006 it prospectively reduced depreciation rates for its operations in Arkansas and in one of its operating subsidiaries in Texas. The depreciable lives were lengthened to reflect the estimated remaining useful lives of the wireline plant based on Windstream’s expected future network utilization and capital expenditure levels required to provide service to its customers. The effects of this change during the year ended December 31, 2006 resulted in a decrease in depreciation expense of $30.1 million and an increase in net income of $18.6 million.

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

Dated February 22, 2011

Jeffery R. Gardner	Anthony W. Thomas
President and Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Management has excluded the operations of NuVox, Inc., Iowa Telecommunications Services, Inc., Hosted Solutions Acquisition, LLC and Q-Comm Corporation, wholly-owned subsidiaries of the Company, from its assessment of internal control over financial reporting as of December 31, 2010, because they were acquired by the Company in recently completed 2010 purchase business combinations. The operations of NuVox, Inc., Iowa Telecommunications Services, Inc., Hosted Solutions Acquisition, LLC and Q-Comm Corporation, represent approximately 6.4 percent, 11.7 percent, 2.9 percent and 8.9 percent, respectively, of the Company’s consolidated total assets and 13.7 percent, 4.1 percent, 0.1 percent and 0.5 percent, respectively, of the Company’s consolidated revenues and sales, as of and for the year ended, December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 22, 2011

Jeffery R. Gardner	Anthony W. Thomas
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Windstream Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded NuVox, Inc., Iowa Telecommunications Services, Inc., Hosted Solutions Acquisition, LLC and Q-Comm Corporation from its assessment of internal control over financial reporting as of December 31, 2010, because they were acquired by the Company in purchase business combinations during 2010. We have also excluded NuVox, Inc., Iowa Telecommunications Services, Inc., Hosted Solutions Acquisition, LLC and Q-Comm Corporation from our audit of internal control over financial reporting. NuVox, Inc., Iowa Telecommunications Services, Inc., Hosted Solutions Acquisition, LLC and Q-Comm Corporation are wholly-owned subsidiaries whose assets and revenues and sales represent approximately 6.4 percent, 11.7 percent, 2.9 percent and 8.9 percent, respectively, of the Company’s consolidated total assets and 13.7 percent, 4.1 percent, 0.1 percent and 0.5 percent, respectively, of the Company’s consolidated revenues and sales, as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

February 22, 2011

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,

(Millions, except per share amounts)	2010	2009	2008
Revenues and sales:
Service revenues	$ 3,622.9	$ 2,872.8	$ 2,988.9
Product sales	89.1	123.8	182.6

Total revenues and sales	3,712.0	2,996.6	3,171.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,329.8	1,014.5	1,010.7
Cost of products sold	74.9	107.5	169.8
Selling, general, administrative and other	498.4	348.3	351.2
Depreciation and amortization	693.6	537.8	492.7
Restructuring charges	7.7	9.3	8.5
Merger and integration costs	77.3	22.3	6.2

Total costs and expenses	2,681.7	2,039.7	2,039.1
Operating income	1,030.3	956.9	1,132.4

Other income (expense), net	(3.5)	(1.1)	2.1
Interest expense	(521.7)	(410.2)	(416.4)

Income from continuing operations before income taxes	505.1	545.6	718.1
Income taxes	194.4	211.1	283.2

Income from continuing operations	310.7	334.5	434.9
Discontinued operations, including tax expense of $10.6	-	-	(22.2)

Net income	$ 310.7	$ 334.5	$ 412.7
Basic and diluted earnings per share:
Income from continuing operations	$.66	$.76	$.98
Loss from discontinued operations	-	-	(.05)

Net income	$.66	$.76	$.93

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

December 31,

(Millions, except par value)

Assets	2010	2009
Current Assets:
Cash and cash equivalents	$42.3	$1,062.9
Accounts receivable (less allowance for doubtful
accounts of $27.8 and $18.5, respectively)	373.9	291.7
Inventories	52.5	26.1
Deferred income taxes	44.8	21.7
Prepaid income taxes	62.9	16.3
Prepaid expenses and other	60.7	37.3
Assets held for sale	50.6	-

Total current assets	$687.7	1,456.0
Goodwill	3,704.0	2,344.4
Other intangibles, net	2,038.5	1,253.3
Net property, plant and equipment	4,772.7	3,992.6
Other assets	150.8	99.1
Total Assets	$11,353.7	$9,145.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$139.2	$23.8
Current portion of interest rate swaps	35.4	45.8
Accounts payable	151.3	120.7
Advance payments and customer deposits	145.8	95.2
Accrued dividends	126.5	109.2
Accrued taxes	81.2	60.6
Accrued interest	173.9	156.0
Other current liabilities	132.2	98.0

Total current liabilities	985.5	709.3
Long-term debt	7,186.6	6,271.4
Deferred income taxes	1,767.6	1,372.0
Other liabilities	583.4	532.0
Total liabilities	10,523.1	8,884.7
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
504.3 and 436.8 shares issued and outstanding, respectively	0.1	-
Additional paid-in capital	833.3	83.6
Accumulated other comprehensive loss	(216.9)	(208.3)
Retained earnings	214.1	385.4

Total shareholders’ equity	830.6	260.7
Total Liabilities and Shareholders’ Equity	$11,353.7	$9,145.4

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

(Millions)	2010	2009	2008
Cash Provided from Operations:
Net income	$310.7	$334.5	$412.7
Adjustments to reconcile net income to net cash provided from operations:
Loss on sale of wireless business	-	-	21.3
Depreciation and amortization	693.6	537.8	494.5
Provision for doubtful accounts	48.9	44.0	38.7
Stock-based compensation expense	17.0	17.4	18.1
Pension expense	61.9	91.8	(0.9)
Deferred taxes	120.4	96.8	110.0
Other, net	16.6	11.3	32.9
Pension contribution	(41.7)	(3.3)	(0.8)
Changes in operating assets and liabilities, net
Accounts receivable	(42.8)	(3.4)	(25.1)
Prepaid and other expenses	4.7	(1.6)	3.1
Prepaid income taxes	(46.6)	(16.3)	-
Accounts payable	(18.1)	(1.7)	(29.2)
Accrued interest	26.6	4.4	(1.1)
Accrued taxes	(10.1)	12.6	5.4
Other liabilities	(28.9)	(11.8)	(12.3)
Other, net	(17.7)	8.3	13.1

Net cash provided from operations	1,094.5	1,120.8	1,080.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(415.2)	(298.1)	(317.5)
Acquisition of D&E, net of cash acquired	-	(56.6)	-
Acquisition of Lexcom, net of cash acquired	-	(138.7)	-
Acquisition of NuVox, net of cash acquired	(198.4)	-	-
Acquisition of Iowa Telecom, net of cash acquired	(253.6)	-	-
Acquisition of Hosted Solutions, net of cash acquired	(312.8)	-	-
Acquisition of Q-Comm, net of cash acquired	(279.1)	-	-
Disposition of wireless business	-	-	56.7
Disposition of acquired assets held for sale	-	-	17.8
Other, net	1.6	0.6	9.9

Net cash used in investing activities	(1,457.5)	(492.8)	(233.1)
Cash Flows from Financing Activities:
Dividends paid on common shares	(464.6)	(437.4)	(445.2)
Stock repurchase	-	(121.3)	(200.3)
Repayment of debt	(1,715.0)	(356.6)	(354.3)
Proceeds of debt issuance, net of discount	1,562.0	1,083.6	380.0
Debt issuance costs	(21.8)	(33.8)	-
Other, net	(18.2)	3.8	(2.9)

Net cash (used in) provided from financing activities	(657.6)	138.3	(622.7)

(Decrease) increase in cash and cash equivalents	(1,020.6)	766.3	224.6

Cash and Cash Equivalents:
Beginning of period	1,062.9	296.6	72.0

End of period	$42.3	$1,062.9	$296.6
Supplemental Cash Flow Disclosures:
Interest paid	$493.3	$395.5	$412.5
Income taxes paid, net of refunds	$120.6	$118.7	$175.6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2007	$286.8	$(103.0)	$516.0	$699.8
Net income	-	-	412.7	412.7
Other comprehensive income (loss), net of tax: (See Note 11)
Change in employee benefit plans	-	(194.5)	-	(194.5)
Unrealized holding losses on interest rate swaps	-	(39.1)	-	(39.1)

Comprehensive income (loss)	-	(233.6)	412.7	179.1

Stock repurchase	(200.3)	-	-	(200.3)
Stock-based compensation expense	18.1	-	-	18.1
Tax withheld on vested restricted stock and other	(3.1)	-	-	(3.1)
Dividends of $1.00 per share declared to stockholders	-	-	(441.3)	(441.3)
Balance at December 31, 2008	$101.5	$(336.6)	$487.4	$252.3
Net income	-	-	334.5	334.5
Other comprehensive income, net of tax: (See Note 11)
Change in employee benefit plans	-	107.9	-	107.9
Unrealized holding gains on interest rate swaps	-	20.4	-	20.4

Comprehensive income	-	128.3	334.5	462.8

Stock repurchase	(121.3)	-	-	(121.3)
Stock-based compensation expense	17.4	-	-	17.4
Tax withheld on vested restricted stock and other	(8.6)	-	-	(8.6)
Stock issued to D&E shareholders (See Note 3)	94.6	-	-	94.6
Dividends of $1.00 per share declared to stockholders	-	-	(436.5)	(436.5)
Balance at December 31, 2009	$83.6	$(208.3)	$385.4	$260.7
Net income	-	-	310.7	310.7
Other comprehensive income, net of tax: (See Note 11)
Change in employee benefit plans	-	(13.5)	-	(13.5)
Amortization and reclassification of losses included in earnings on dedesignated swap instruments	-	3.0	-	3.0
Unrealized holding gains on designated interest rate swaps	-	1.9	-	1.9

Comprehensive income (loss)	-	(8.6)	310.7	302.1

Stock-based compensation expense	17.0	-	-	17.0
Stock issued to NuVox shareholders (See Note 3)	185.0	-	-	185.0
Stock issued to Iowa Telecom shareholders (See Note 3)	280.8	-	-	280.8
Stock issued to Q-Comm shareholders (See Note 3)	271.6	-	-	271.6
Tax withheld on vested restricted stock and other	(4.6)	-	-	(4.6)
Dividends of $1.00 per share declared to stockholders	-	-	(482.0)	(482.0)
Balance at December 31, 2010	$833.4	$(216.9)	$214.1	$830.6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Basis for Presentation:

Formation of Windstream – On July 17, 2006, Alltel Corporation, which has subsequently merged with Verizon Communications, Inc. (“Alltel”), completed the spin off of its wireline telecommunications division and immediately merged with and into Valor Communications Group Inc. (“Valor”), with Valor continuing as the surviving corporation. Windstream Corporation (the “Company”) is a leading communications and technology solutions provider, specializing in complex data, high-speed Internet access, voice and transport services to customers in 29 states. The Company provides a variety of solutions, including IP-based voice and data services, multiprotocol label switching (“MPLS”) networking, data center and managed services, hosting services and communications systems to businesses and government agencies. The Company operates an extensive local and long-haul network, including 60,000 route miles of fiber, used to deliver voice and data traffic of Windstream, as well as other carriers on a wholesale basis. The Company also provides high-speed Internet, voice, and digital television services to residential customers. As of December 31, 2010, the Company provided service to approximately 3.3 million access lines and 1.3 million high-speed Internet customers.

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

Certain prior year amounts have been reclassified to conform to the 2010 financial statement presentation. These changes and reclassifications did not impact net or comprehensive income.

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

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, the Company considers a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions and a specific customer’s ability to meet its financial obligations to the Company. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. Due to varying customer billing cycle cut-off, the Company must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications and technology solutions of $35.2 million and $29.2 million at December 31, 2010 and 2009, respectively.

Inventories – Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation.

Assets Held For Sale – During 2010, Windstream reclassified the $16.6 million of wireless assets acquired from D&E Communications, Inc. (“D&E”) to assets held for sale in the accompanying consolidated balance sheet. In addition, wireless licenses acquired from Iowa Telecommunications Services, Inc. (“Iowa Telecom”) of $34.0 million have been classified as assets held for sale. On October 26, 2010, Windstream entered into a definitive agreement to sell the wireless assets acquired from D&E for approximately $22.0 million. As a result of this transaction, the Company will recognize a gain of $5.4 million. The transaction is expected to close during 2011, subject to certain conditions, including certain necessary regulatory approvals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

During 2008, Windstream received net proceeds of $17.3 million for assets acquired from CT Communications (“CTC”), which approximated the fair value at the date of acquisition, on the sale of the corporate headquarters building, a license for wireless spectrum and various investments designated as held for sale. During the third quarter of 2008, Windstream recognized a non-cash impairment charge of $6.5 million included in selling, general, administrative and other in the accompanying consolidated statements of income to reduce the carrying value of certain wireless spectrum licenses designated as held for sale, and not used in operations, to their fair market value in accordance with authoritative guidance. The fair market value of these holdings was reduced to a nominal amount due to an impairment resulting from general market conditions and limited interest on this bandwidth of spectrum. In addition, during the third quarter of 2008, certain long term investments totaling $2.3 million, primarily consisting of a minority ownership in a private equity investment holding company, were no longer being marketed by Windstream and were no longer considered saleable within one year. Therefore, the Company reclassified these investments from acquired assets held for sale to other assets in the accompanying consolidated balance sheets at their current fair market value, which required no valuation adjustment.

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for the Company is January 1st of each year. Commensurate with its change from multiple segments to a single reporting segment during 2009, the Company determined that it has only one reporting unit and therefore no longer uses a combination of the discounted cash flows and the calculated market values of comparable companies to determine the fair value of a reporting unit. Rather, the Company assesses impairment of its goodwill by evaluating the carrying value of its shareholders’ equity against the current fair market value of its outstanding equity, where the fair market value of the Company’s equity is equal to its current market capitalization plus a control premium estimated to be 20 percent through the review of recent market observable transactions involving wireline telecommunication companies.

Effective January 1, 2009, the Company prospectively changed its estimate of useful life for its wireline franchise rights from indefinite-lived to 30 years primarily due to the effects of increasing competition. Commensurate with this change, the Company reviewed its franchise rights for impairment by comparing the fair value of the franchise rights based on the discounted cash flows of the acquired operations to their carrying amount, and noted that no impairment existed as of January 1, 2009. As a result of this change, amortization expense increased by $32.3 million in 2009 calculated on a straight-line basis, and net income decreased $19.8 million or $0.05 per share in 2009.

Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost, less accumulated depreciation. Wireline plant consists of central office equipment, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery and other equipment. Other plant consists of office and warehouse facilities and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements and substantial improvements, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Depreciation expense amounted to $539.5 million in 2010, $456.9 million in 2009 and $440.8 million in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2010	2009
Land		$34.8	$28.0
Building and improvements	3-40 years	561.5	478.9
Central office equipment	3-40 years	4,470.3	4,040.1
Outside communications plant	7-47 years	5,332.1	4,843.9
Furniture, vehicles and other equipment	3-23 years	671.1	496.3
Construction in progress		184.7	98.5

		11,254.5	9,985.7
Less accumulated depreciation		(6,481.8)	(5,993.1)

Net property, plant and equipment		$4,772.7	$3,992.6

The Company’s regulated operations use a group composite depreciation method. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the plant. For the Company’s non-regulated operations, when depreciable plant is retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, with the corresponding gain or loss reflected in operating results.

The Company capitalizes interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $2.1 million in 2010, $1.7 million in 2009 and $1.9 million in 2008.

Asset Retirement Obligations – Windstream recognizes asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and on accounting for conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Windstream’s asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if the Company were to abandon, sell or otherwise dispose of the buildings and to dispose of its chemically-treated telephone poles at the time they are removed from service. These asset retirement obligations, totaled $41.7 million and $34.8 million as of December 31, 2010 and 2009, respectively, and are included in other long term liabilities in the accompanying consolidated balance sheets.

Derivative Instruments – Windstream accounts for its derivative instruments using authoritative guidance for disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge, and requires recognition of all derivative instruments at fair value. Accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges should be recorded as a component of other comprehensive income in the current period. Changes in fair values of the derivative instruments not qualifying as hedges, or of any ineffective portion of hedges, should be recognized in earnings in the current period.

In 2006, due to the interest rate risk inherent in the variable rate senior secured credit facilities, the Company entered into four pay fixed, receive variable interest rate swap agreements, designated as a cash flow hedge, with a maturity on July 17, 2013. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. The variable rate received by Windstream on the swaps was the three-month LIBOR (London-Interbank Offered Rate), which was 0.29 percent at December 31, 2010. The weighted-average fixed rate paid by Windstream was 5.604 percent. On October 19, 2009, Windstream completed an amendment and restatement of its credit facility and as part of this amendment the maturity date associated with a portion of term loan B was extended.

In December of 2010, Windstream renegotiated the four interest rate swap agreements. The modified swaps, commonly referred to as “blend and extends”, will amortize quarterly to a notional value of $900.0 million in 2013, where it will remain until maturity on October 17, 2015 ($1,093.8 million as of December 31, 2010) and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

weighted average fixed rate paid by Windstream will lower to 4.553 percent effective January 17, 2011. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR. The Company’s interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which has varying maturity dates from July 17, 2013 to December 17, 2015 as a result of an amendment to the credit facility (see Note 5). The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter.

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges. The related accumulated other comprehensive loss associated with the negative fair values of the original cash flow hedges on their dates of modification, which has an unamortized notional value of $107.6 million as of December 31, 2010, will be amortized using the swaplet method to interest expense through July 17, 2013, the maturity date of the original cash flow hedges. This method is based upon the principle that the balance in accumulated other comprehensive loss will be equivalent to the sum of the current values of the cash flows of each swaplet, or each calculation period of the interest rate swaps.

The Company recognizes all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the related contracts. Set forth below is information related to the Company’s interest rate swap agreements as of December 31:

(Millions, except for percentages)	2010	2009	2008
Designated portion, measured at fair value
Other current liabilities	$35.4	$42.0	$37.2
Other non-current liabilities	$75.9	$65.8	$103.6
Other comprehensive income	$5.6	$(107.8)	$(140.8)
Undesignated portion, measured at fair value
Other current liabilities	$-	$3.7	$3.3
Other non-current liabilities	$-	$5.9	$9.3
Frozen portion, unamortized notional value
Other comprehensive income (loss)	$(107.6)	$(2.2)	$(2.8)

Weighted average fixed rate paid	5.60%	5.60%	5.60%
Variable rate received	0.29%	0.28%	4.55%

While authoritative guidance permits designating existing derivatives with non-zero fair values in a new cash flow hedge, Windstream may not assume perfect effectiveness and must to establish that the new hedge relationship is “highly effective” as the non-zero fair value element to the new hedge relationship introduces a source of ineffectiveness that the Company must assess and measure. Due to the presence of the off-market, or financing element in the newly designated hedge, the Company’s cash flow hedges will be assessed each quarter using the “Perfect Hypothetical Interest Rate Swap Method”. This method measures hedge ineffectiveness based on a comparison of the fair value of the actual interest rate swap and the fair value of a hypothetical interest rate swap with terms that identically match the critical terms of the debt being hedged.

The Company settles interest payments on its swaps based on the LIBOR rate. The Company does not expect any changes in the effectiveness of its swaps due to counterparty risk or further prepayment of hedged items, but any such changes could result in an increase in the ineffective portion of the swaps. An increase in the value of the ineffective portion of its swaps either through further de-designation of existing swaps or through further decreases in the LIBOR rate could have an adverse impact on the Company’s future earnings. The Company performs and documents this assessment each quarter,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies and Changes, Continued:

and has concluded at December 31, 2010 that there was no ineffectiveness to be recognized in earnings in any of its four interest rate swap agreements that are designated as hedges.

Changes in value of these instruments were as follows for the years ended December 31:

(Millions)	2010	2009	2008
Changes in fair value of effective portion, net of tax (a)	$1.9	$20.4	$(39.1)
Changes in fair value of frozen portion, net of tax (a)	$3.0	$-	$-
Changes in fair value of undesignated portion (b)	$(0.3)	$3.0	$(5.8)

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

(b)	Represents non-cash income recorded in other income, net in the accompanying consolidated statements of income.

Net amounts due related to designated interest rate swap agreements are recorded as adjustments to interest expense in the accompanying consolidated statements of income when earned or payable.

Revenue Recognition – Service revenues are primarily derived from providing access to or usage of the Company’s networks and facilities. Service revenues are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including interconnection, long distance and enhanced service revenues are recognized monthly as services are provided. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers. Fees assessed to customers for service activation are deferred upon service activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with authoritative guidance on multiple element arrangements. Certain costs associated with activating such services are deferred and recognized as an operating expense over the same period.

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $70.9 million in 2010, $46.6 million in 2009 and $50.0 million in 2008.

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

Windstream adopted authoritative guidance for accounting for uncertainty in income taxes, on January 1, 2007. The adoption of this guidance resulted in no impact to either the Company’s reserves for uncertain tax positions or to retained earnings. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2010	2009	2008
Beginning balance	$4.3	$6.1	$7.4
Additions based on D&E acquisition	0.4	0.3	-
Additions based on Lexcom acquisition	0.2	0.1	-
Additions based on NuVox acquisition	1.8	-	-
Changes based on tax positions related to current year	-	-	0.7
Additions based on tax positions of prior years	15.7	-	-
Reductions for tax positions of prior years	(0.6)	(0.8)	(1.2)
Reduction as a result of a lapse of the applicable statute of limitations	(3.2)	(1.4)	(0.8)

Ending balance	$18.6	$4.3	$6.1

The Company does not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $16.6 million and $2.3 million (net of indirect benefits) for years ended December 31, 2010 and 2009, respectively.

Included in the balance at December 31, 2010 and 2009, are $0.8 million and $1.3 million, respectively, of gross tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. These unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2010 and 2009.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007. The Company has identified Arkansas, Florida, Georgia, Iowa, Kentucky, Nebraska, North Carolina, Pennsylvania and Texas as “major” state taxing jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. During the years ended December 31, 2010 and 2009, the Company recognized approximately $2.6 million and $0.5 million in interest and penalties, respectively. Furthermore, the Company had approximately $2.2 million and $0.9 million for the payment of interest and penalties accrued as of December 31, 2010 and 2009, respectively.

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

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2010	2009	2008
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$ 310.7	$ 334.5	$ 434.9
Income from continuing operations allocable to participating non-vested restricted shares	(3.0)	(3.6)	(3.7)

Adjusted income from continuing operations attributable to common shares	307.7	330.9	431.2
Loss from discontinued operations	-	-	(22.2)
Loss from discontinued operations allocable to participating non-vested restricted shares	-	-	-

Adjusted loss from discontinued operations attributable to common shares	-	-	(22.2)

Net income attributable to common shares	$ 307.7	$ 330.9	$ 409.0

Denominator:
Weighted average basic shares outstanding	471.0	436.6	440.7
Weighted average participating non-vested restricted shares	(3.0)	(3.7)	-

Weighted average shares outstanding for basic earnings per share	468.0	432.9	440.7
Basic and diluted earnings per share:
From continuing operations	$.66	$.76	$.98
From discontinued operations	-	-	(.05)

Net income	$.66	$.76	$.93

Accounting Changes

Change in Accounting Estimate – Effective January 1, 2009, the Company prospectively changed its estimate of useful life for its wireline franchise rights from indefinite-lived to 30 years, primarily due to the effects of increasing competition. Commensurate with this change, the Company reviewed its wireline franchise rights for impairment and noted that no impairment existed as of January 1, 2009. See “Significant Accounting Policies – Goodwill and Other Intangible Assets” for further discussion.

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

In April 2009, the FASB amended the authoritative guidance for subsequent business combinations to require contingent assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. See Note 3 for a discussion of the Company’s application of this guidance to its acquisitions of NuVox, Inc. (“NuVox”), Iowa Telecommunications Services, Inc. (“Iowa Telecom”), Hosted Solutions Acquisition, LLC (“Hosted Solutions”), Q-Comm Corporation (“Q-Comm”), D&E Communications, Inc. (“D&E”) and Lexcom, Inc. (“Lexcom”).

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

Recently Issued Authoritative Guidance

Goodwill Impairment – In December 2010, the FASB issued updated guidance when testing for goodwill impairment. The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

Fair Value Measurement – In January 2010, the FASB issued authoritative guidance related to fair value measurements. This guidance requires separate disclosure for purchase, sale, issuance and settlement activity in the reconciliation of Level 3 fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

Acquisition of Q-Comm – On December 2, 2010, Windstream completed the acquisition of Q-Comm, a privately held regional fiber transport provider and competitive local exchange carrier (“CLEC”). This acquisition significantly enhanced the Company’s fiber network with increased scale and business revenues, as well as the opportunity for operating synergies across the Windstream markets. Under the terms of the merger agreement, the Company paid $279.1 million in cash, net of cash acquired, and issued approximately 20.6 million shares of Windstream common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. The Company also repaid $266.2 million in outstanding indebtedness and related liabilities on existing swap agreements of Q-Comm. The transaction included Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. (“Norlight”), a CLEC serving approximately 5,500 business customers.

Acquisition of Hosted Solutions – On December 1, 2010, Windstream completed the acquisition of Hosted Solutions in an all-cash transaction valued at $312.8 million, which included a $2.8 million net working capital adjustment, net of cash acquired. Windstream financed the transaction through cash reserves and revolving credit capacity. Hosted Solutions, based in Raleigh, N.C., is a leading regional data center and managed hosting provider focused on enterprise-class Infrastructure as a Service (IaaS) solutions (managed hosting, managed services, colocation, cloud computing and bandwidth) for small and medium-sized business customers as well as large enterprises. This acquisition provided Windstream with five state-of-the-art data centers in Raleigh, NC, Charlotte, NC, and Boston, MA which serve more than 600 customers. As of December 31, 2010, Windstream operated a total of 12 data centers across the country.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

These transactions have been accounted for as business acquisitions with Windstream serving as the accounting acquirer. We are conducting the appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of their respective acquisition dates. The assessment of fair value assets and liabilities acquired, including property, plant and equipment, intangible assets and deferred taxes, requires a significant amount of judgment and we have not completed this analysis as it relates to the valuations of Hosted Solutions and Q-Comm. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Hosted Solutions and Q-Comm:

(Millions)	Hosted Solutions Preliminary Allocation	Q-Comm Preliminary Allocation
Fair value of assets acquired:
Current assets	$ 10.3	$ 30.6
Property, plant and equipment	42.4	297.8
Goodwill	171.8	345.5
Customer lists (a)	89.4	304.4
Non-compete agreements	7.3	-
Trade names	1.3	-
Other assets	0.2	26.2

Total assets acquired	322.7	1,004.5

Fair value of liabilities assumed:
Current maturities of long-term debt	-	(255.1)
Other current liabilities	(8.8)	(52.5)
Deferred income taxes on acquired assets	-	(123.4)
Other liabilities	(1.1)	(22.8)

Total liabilities assumed	(9.9)	(453.8)
Common stock issued (inclusive of additional paid-in capital)	-	(271.6)

Cash paid, net of cash acquired	$ 312.8	$ 279.1

(a)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of twelve years.

Acquisition of Iowa Telecom – On June 1, 2010, Windstream completed the acquisition of Iowa Telecom, based in Newton, Iowa. This acquisition provided Windstream with a sizable operating presence in the upper Midwest and the opportunities for operating efficiencies with contiguous Windstream markets. As of June 1, 2010, Iowa Telecom provided service to approximately 208,000 incumbent local exchange carrier (“ILEC”) access lines, 39,000 CLEC access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of our common stock and $7.90 in cash. The Company paid $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of Windstream common stock valued at $280.8 million on the date of issuance. In addition, Windstream repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of $628.9 million. The cash portion of the purchase price and debt repayment were funded through cash on hand, principally unspent funds from the $1,100.0 million debt offering completed in 2009, and through a draw down of $375.0 million against the revolving line of credit.

Acquisition of NuVox – On February 8, 2010, we completed our acquisition of NuVox, a CLEC based in Greenville, South Carolina. Consistent with the Company’s focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 104,000 business customer locations in 16 contiguous Southwestern and Midwest states and provides opportunities in operating synergies with contiguous Windstream markets. NuVox’s services include voice over internet protocol, local and long-distance voice, high-speed Internet access, email, voicemail, web hosting, secure electronic data storage and backup, internet security and virtual private networks. Many of these services are delivered over a secure, privately-managed IP network,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

using a multiprotocol label switch backbone and distributed IP voice switching architecture. In accordance with the NuVox merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of NuVox for $198.4 million in cash, net of cash acquired, and issued approximately 18.7 million shares of Windstream common stock valued at $185.0 million on the date of issuance. Windstream also repaid outstanding indebtedness and related liabilities on existing swap agreements of NuVox totaling $281.0 million.

The following table summarizes the final fair values of the assets acquired and liabilities assumed for NuVox and Iowa Telecom. Adjustments to the preliminary assessment of fair value assets and liabilities of NuVox and Iowa Telecom were primarily associated with changes in current assets and liabilities, wireless licenses and deferred taxes that existed as of the date of acquisition.

	NuVox	Iowa Telecom
(Millions)	Final Allocation	Final Allocation
Fair value of assets acquired:
Assets held for sale (a)	$-	$34.0
Other current assets	68.0	36.7
Property, plant and equipment	241.7	329.9
Goodwill	269.7	568.1
Wireline franchise rights (b)	-	230.0
Cable franchise rights (b)	-	5.6
Customer lists (c)	180.0	130.6
Trade name (d)	4.2	3.1
Other assets	-	11.1

Total assets acquired	763.6	1,349.1

Fair value of liabilities assumed:
Current maturities of long-term debt	(260.7)	(610.2)
Other current liabilities	(63.8)	(49.7)
Deferred income taxes on acquired assets	(28.9)	(125.3)
Other liabilities	(26.8)	(29.5)

Total liabilities assumed	(380.2)	(814.7)
Common stock issued (inclusive of additional paid-in capital)	(185.0)	(280.8)

Cash paid, net of cash acquired	$198.4	$253.6

(a)	The Company has designated wireless licenses acquired from Iowa Telecom as held for sale.

(b)	Wireline franchise rights and cable franchise rights will be amortized on a straight-line basis over an estimated life of 30 years and 15 years, respectively.

(c)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of nine years.

(d)	Trade names will be amortized on a straight-line basis over an estimated useful life of one year.

Acquisition of Lexcom – On December 1, 2009, we completed our acquisition of Lexcom, which as of the date of acquisition served approximately 22,000 access lines, 9,000 high-speed Internet customers and 12,000 cable television customers in North Carolina. This acquisition increased Windstream’s presence in North Carolina and provides the opportunity for operating synergies with contiguous Windstream markets. In accordance with the Lexcom merger agreement, Windstream acquired all of the issued and outstanding shares of Lexcom for $138.7 million in cash, net of cash acquired.

Acquisition of D&E – On November 10, 2009, we completed our merger with D&E, which as of the date of acquisition served approximately 110,000 ILEC access lines, 35,000 CLEC access lines, 45,000 high-speed Internet customers and 9,000 cable television customers. This acquisition increased Windstream’s presence in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

Pennsylvania and provides the opportunity for operating synergies with contiguous Windstream markets in Pennsylvania. Pursuant to the merger agreement, Windstream acquired all of the issued and outstanding shares of common stock of D&E, and D&E merged with and into a wholly-owned subsidiary of Windstream. In accordance with the D&E Merger Agreement, D&E shareholders received 0.650 shares of Windstream common stock and $5.00 in cash per each share of D&E Common Stock. Windstream issued approximately 9.4 million shares of its common stock valued at $94.6 million, based on Windstream’s closing stock price of $10.06 on November 9, 2009, and paid $56.6 million, net of cash acquired, as part of the transaction. Subsequently, Windstream repaid outstanding debt of D&E totaling $182.4 million including current maturities.

The following table summarizes the final fair values of the assets acquired and liabilities assumed for D&E and Lexcom. Adjustments to the preliminary purchase price allocation were based on updated information regarding the fair value of tangible assets acquired and liabilities assumed as of the date of acquisition.

	Lexcom	D&E
(Millions)	Final Allocation	Final Allocation
Fair value of assets acquired:
Current assets	$1.8	$14.4
Property, plant and equipment	73.1	194.8
Goodwill	60.4	90.3
Wireline franchise rights (a)	20.1	80.0
Cable franchise rights (a)	11.6	-
Customer lists (b)	10.5	60.0
Wireless licenses	-	16.6
Non-compete agreements	-	1.7
Trade names (c)	0.3	1.2
Other assets	1.1	1.1

Total assets acquired	178.9	460.1

Fair value of liabilities assumed:
Current liabilities	(3.6)	(26.0)
Deferred income taxes on acquired assets	(36.1)	(92.4)
Long-term debt	-	(175.3)
Other liabilities	(0.5)	(15.2)

Total liabilities assumed	(40.2)	(308.9)
Common stock issued (inclusive of additional paid-in capital)	-	(94.6)

Cash paid, net of cash acquired	$138.7	$56.6

(a)	Wireline franchise rights and cable franchise rights will be amortized on a straight-line basis over an estimated life of 30 years and 15 years, respectively.

(b)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of nine years.

(c)	Trade names will be amortized on a straight-line basis over an estimated useful life of one year.

These transactions have been accounted for as business acquisitions with Windstream serving as the accounting acquirer. We have conducted appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of the respective acquisition dates for D&E, Lexcom, NuVox and Iowa Telecom and are currently in the process of conducting the appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized for Hosted Solutions and Q-Comm. Since the value of the assets and liabilities for Hosted Solutions and Q-Comm are preliminary, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the respective acquisition dates. Upon finalization, any changes to the preliminary valuation of assets acquired and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

liabilities assumed may result in significant adjustments to the fair value of goodwill. The accompanying consolidated financial statements reflect the combined operations of Windstream with NuVox, Iowa Telecom, Hosted Solutions and Q-Comm (collectively known as the “Acquired Companies”) and D&E and Lexcom for the periods following the respective acquisition dates. Employee severance and transaction costs incurred by the Company in conjunction with these acquisitions have been expensed to merger and integration expense in the accompanying consolidated statements of income in accordance with the revised authoritative guidance for business combinations (see Notes 2 and 10).

The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. Goodwill associated with the acquired businesses is not expected to be tax deductible, and is attributable to the workforce of acquired businesses and synergies expected to arise with contiguous Windstream markets after the acquisitions. The fair values of the assets acquired and liabilities assumed were determined using income, cost, and market approaches. Acquired wireless licenses, which have been designated as held for sale, were valued using a market approach, while identified intangible assets consisting primarily of franchise rights and customer lists were valued primarily on the basis of the present value of future cash flows, which is an income approach. Significant assumptions utilized in the income approach were based on Company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the long-term debt and related interest rate swap agreements assumed were determined based on quoted prices for the repayment of these instruments.

Pro forma financial results related to the acquisitions of D&E, Lexcom or the Acquired Companies have not been included because the Company does not consider these acquisitions to be significant individually or in the aggregate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Dispositions, Continued:

The following table summarizes the results of the wireless business for the year ended December 31:

(Millions)	2008
Revenues and sales	$42.0

Operating income from discontinued operations	9.7
Loss on sale of wireless business	(21.3)
Income tax expense	(10.6)

Net income (loss) from discontinued operations	$(22.2)

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2008	$2,198.2
Acquisition of D&E (See Note 3)	88.1
Acquisition of Lexcom (See Note 3)	58.1

Balance at December 31, 2009	2,344.4
Adjustment of D&E (a)	2.2
Adjustment of Lexcom (a)	2.3
Acquisition of NuVox (see Note 3)	269.7
Acquisition of Iowa Telecom (see Note 3)	568.1
Acquisition of Hosted Solutions (see Note 3)	171.8
Acquisition of Q-Comm (see Note 3)	345.5

Balance at December 31, 2010	$3,704.0

(a)	Adjustments to the carrying value of D&E and Lexcom goodwill were attributable to adjustments in the fair values of assets acquired and liabilities assumed in these acquisitions recognized during the first quarter of 2010.

As of January 1, 2010, the Company completed the annual impairment review of its goodwill according to authoritative guidance and determined that no write-down in the carrying value of this asset was required. See Note 2 for a discussion of the Company’s goodwill valuation approach.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Goodwill and Other Intangible Assets, Continued:

Intangible assets were as follows at December 31:

	2010			2009
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Wireline franchise rights (a)	$1,285.1	$(71.9)	$1,213.2	$1,055.1	$(32.3)	$1,022.8
Customer lists (a)	1,097.5	(298.9)	798.6	393.1	(193.7)	199.4
Cable franchise rights (a)	39.7	(23.5)	16.2	34.1	(22.4)	11.7
Wireless license (b)	-	-	-	16.6	-	16.6
Other (a)	19.1	(8.6)	10.5	3.2	(0.4)	2.8

Balance	$2,441.4	$(402.9)	$2,038.5	$1,502.1	$(248.8)	$1,253.3

(a)	Increases in the gross cost of intangible assets during 2010 were associated with the acquisitions of the Acquired Companies as previously discussed in Note 3. Effective January 1, 2009, the Company prospectively changed its assessment of useful life for its franchise rights from indefinite-lived to 30 years. Effective with this change, these rights are now amortized on a straight-line basis in accordance with the way in which these operations are expected to contribute to the undiscounted cash flows of the Company.

(b)	During the second quarter of 2010, the Company reclassified the $16.6 million of wireless licenses acquired from D&E to assets held for sale in the accompanying consolidated balance sheet.

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2010:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Wireline franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 12 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 2 years

Amortization expense for intangible assets subject to amortization was $154.1 million in 2010, $80.9 million in 2009 and $51.9 million in 2008. Amortization expense for intangible assets subject to amortization is estimated to be $213.1 million, $190.3 million, $164.0 million, $142.5 million and $123.5 million in 2011, 2012, 2013, 2014 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt:

Long-term debt was as follows at December 31:

(Millions)	2010	2009
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011 (a)	$100.9	$114.4
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013 (a)	182.3	168.9
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	286.8	289.8
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015	1,064.5	1,075.3
Senior secured credit facility, Revolving line of credit – variable rates, due July 17, 2013 (b)	150.0	-
Debentures and notes, without collateral:
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2016 Notes – 8.625%, due August 1, 2016 (c)	1,746.0	1,746.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018 (c) (d)	400.0	-
2019 Notes – 7.000%, due March 15, 2019 (c)	500.0	500.0
2020 Notes – 7.750%, due October 15, 2020 (c) (e)	500.0	-
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. – 7.75%, due February 15, 2015 (c) (f)	400.0	400.0
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (c) (f)	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.3	-
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	30.0	40.0
Discount on long-term debt, net of premiums	(37.0)	(39.2)

	7,325.8	6,295.2
Less current maturities	(139.2)	(23.8)

Total long-term debt	$7,186.6	$6,271.4
Weighted average interest rate	7.8%	7.7%
Weighted maturity	5.7 years	6.3 years

(a)	Effective October 18, 2010, the Company extended the maturity of an additional $13.5 million of the Tranche A of the senior secured credit facilities outstanding to Tranche A2, which will be due July 17, 2013.

(b)	The Company borrowed $665.0 million under the revolving line of credit in its senior secured credit facility and later repaid $515.0 million during 2010. On November 22, 2010, Windstream increased the capacity under its senior secured revolving credit facility from $500.0 million to $750.0 million. At December 31, 2010, the amount available for borrowing under the revolving line of credit was $589.7 million. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $750.0 million. The variable interest rate on our revolving line of credit ranged from 1.51 percent to 2.61 percent, and the weighted average rate on amounts outstanding was 2.45 percent during 2010, as compared to variable interest rates during 2009 which ranged from 1.59 percent to 2.45 percent with a weighted average rate on amounts outstanding of 1.77 percent. The weighted average rate increase is primarily due to the 100 basis point interest rate increase to extend the revolving line of credit in its senior secured credit facility during the fourth quarter of 2009. Effective January 26, 2011, all $750.0 million available under the revolving line of credit will expire July 17, 2013.

(c)	Certain of the Company’s debentures and notes are callable by the Company at various premiums on early redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt, Continued:

(d)	On July 19, 2010, the Company issued $400.0 million in aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 at an issue price of 99.248 percent to yield 8.25 percent. Proceeds from the issuance were used to repay borrowings against our line of credit, which together with cash on hand, was used to pay the cash portion of the Iowa Telecom and NuVox purchase prices and to repay the outstanding debt of these businesses.

(e)	On October 6, 2010, Windstream completed the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020 at par to yield 7.75 percent. Proceeds from the private placement totaled $491.3 million, excluding debt issuance costs, and were used, together with cash on hand, to finance the acquisition of Q-Comm.

(f)	The Company’s collateralized Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp debt (“Valor Debt”) is equally and ratably secured with debt under the senior secured credit facility. Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of the Company, is secured solely by the assets of the subsidiary.

The terms of the credit facility and indentures include customary covenants that, among other things, require Windstream to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. Additionally, the credit facility contains restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year. As of December 31, 2010, the Company was in compliance with all of its covenants.

In addition, certain of the Company’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under the Company’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. The Company was in compliance with these covenants as of December 31, 2010.

Maturities for debt outstanding as of December 31, 2010 for each of the twelve month periods ended December 31, 2011, 2012, 2013, 2014 and 2015 were $139.2 million, $43.9 million, $1,400.4 million, $10.9 million and $1,421.4 million, respectively.

Interest expense was as follows for the years ended December 31:

(Millions)	2010	2009	2008
Interest expense related to long-term debt (a)	$466.1	$358.9	$391.9
Impacts of interest rate swaps	57.2	52.9	26.3
Other interest expense	0.5	0.1	0.1
Less capitalized interest expense	(2.1)	(1.7)	(1.9)

Total interest expense	$521.7	$410.2	$416.4

(a)	The Company recognized as interest expense in the accompanying consolidated income statements $2.8 million and $6.4 million in arrangement and other fees related to the increase in the revolver capacity agreements and amendment and restatement of its senior secured credit facility in 2010 and 2009, respectively.

In order to mitigate the interest rate risk inherent in its variable rate senior secured credit facility, the Company entered into four identical pay fixed, receive variable interest rate swap agreements whose notional value totaled $1,093.8 million at December 31, 2010 (see Note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s non-financial assets and liabilities, including goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2010 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

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

The fair values of the Company’s cash equivalents and interest rate swaps were determined using the following inputs at December 31:

(Millions)	2010	2009
Level 1 measurements:
Cash equivalents (a)	$0.1	$1,062.9
Level 2 measurements:
Interest rate swaps (b) (See Note 2)	$(111.3)	$(117.4)

(a)	Recognized at fair value in cash and cash equivalents on the consolidated balance sheet as of December 31, 2010 and 2009.

(b)	Recognized at fair value in current portion of interest rate swaps and other liabilities on the consolidated balance sheet as of December 31, 2010 and 2009.

The Company’s cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to the Company’s non-performance risk. As of December 31, 2010 and 2009, the fair value of the Company’s interest rate swaps were reduced by $4.6 million and $5.3 million, respectively, to reflect the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Tranche B senior secured credit facility as the swap agreements are secured by the same collateral. In addition, the Company routinely monitors and updates its evaluation of counterparty risk, and based on such evaluation has determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair Value Measurements, Continued:

The fair value and carrying value of the Company’s long-term debt, including current maturities, was as follows at December 31:

(Millions)	2010	2009
Fair value	$7,649.1	$6,340.7
Carrying value	$7,325.8	$6,295.2

The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. When an active market is not available for certain bonds and bank notes, the fair market value and revolving line of credit was determined based on bid prices and broker quotes. In calculating the fair market value of the Windstream Holdings of the Midwest, Inc. and Windstream Georgia Communications LLC bonds, an appropriate market price for the same or similar instruments in an active market is used considering credit quality, nonperformance risk and maturity of the instrument.

7.	Supplemental Cash Flow Information:

The Company declared and accrued cash dividends of $126.5 million, $109.2 million and $109.9 million during the fourth quarters of 2010, 2009 and 2008, respectively, which were subsequently paid in January of the following year.

On December 2, 2010, the Company issued 20.6 million shares of its common stock with a fair market value of $271.6 million as part of the consideration paid to acquire Q-Comm (see Note 3). Also as part of this transaction, Windstream assumed $266.2 million in long-term debt, including related interest rate swap liabilities, which was subsequently repaid.

On June 1, 2010, the Company issued 26.7 million shares of its common stock with a fair market value of $280.8 million as part of the consideration paid to acquire Iowa Telecom (see Note 3). Also as part of this transaction, Windstream assumed $628.9 million in long-term debt, including related interest rate swap liabilities, which was subsequently repaid.

On February 8, 2010, the Company issued 18.7 million shares of its common stock with a fair market value of $185.0 million as part of the consideration paid to acquire NuVox (see Note 3). Also as part of this transaction, Windstream assumed $281.0 million in long-term debt and related liabilities on existing swap agreements of NuVox, which was subsequently repaid.

On November 10, 2009, the Company issued 9.4 million shares of its common stock with a fair market value of $94.6 million as part of consideration paid to acquire D&E (see Note 3). Also as part of this transaction, Windstream assumed $182.4 million in long-term debt, which was subsequently repaid as required under the change of control provisions of the D&E debt agreement.

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

The following table reflects the components of pension expense for the years ended December 31, 2010, 2009 and 2008, including provision for executive retirement agreements, and postretirement benefits expense for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2010	2009	2008	2010	2009	2008
Benefits earned during the year	$15.7	$13.6	$13.2	$0.2	$0.1	$0.3
Interest cost on benefit obligation	60.6	57.8	56.2	5.2	8.4	12.7
Amortization of transition obligation	-	-	-	-	-	0.5
Amortization of net actuarial loss	45.8	71.1	6.1	0.6	-	1.1
Amortization of prior service (credit) cost	(0.1)	(0.1)	(0.1)	(8.3)	(3.2)	0.2
Expected return on plan assets	(60.1)	(50.6)	(76.3)	-	-	-

Net periodic benefit expense (income)	$61.9	$91.8	$(0.9)	$(2.3)	$5.3	$14.8

As a component of determining its annual pension cost, Windstream amortizes unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor are amortized over the average remaining service life of active employees, which was approximately 10 years for its pension plan during 2010.

As a component of determining its annual postretirement benefits cost, the Company amortizes unrecognized actuarial gains and losses exceeding the 10.0 percent corridor over the lesser of 10 years or the average remaining service life of active employees, which was approximately 10 years for its postretirement benefit plan during 2010. Windstream does not amortize unrecognized actuarial gains and losses below the 10.0 percent corridor.

Actuarial assumptions used to calculate pension and postretirement benefits expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2010	2009	2008	2010	2009	2008
Discount rate	5.89%	6.18%	6.36%	5.79%	6.11%	6.38%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	-	-
Rate of compensation increase	3.44%	3.44%	3.00%	-	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans, including executive retirement agreements, were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2010	2009	2010	2009
Fair value of plan assets at beginning of year	$784.0	$654.0	$-	$-
Transfers from qualified plans due to acquisition (a)	12.0	61.4	0.2	-
Actual return on plan assets	95.9	152.0	-	-
Employer contributions	41.7	3.3	8.6	13.0
Participant contributions	-	-	5.0	7.0
Benefits paid (b)	(63.4)	(86.7)	(14.4)	(20.7)
Medicare Part D reimbursement	-	-	0.9	0.7

Fair value of plan assets at end of year	$870.2	$784.0	$0.3	$-
Projected benefit obligation at beginning of year	$1,060.7	$945.4	$88.6	$157.0
Transfers from qualified plans due to acquisition (a)	16.2	73.8	2.6	1.8
Interest cost on projected benefit obligations	60.6	57.8	5.2	8.4
Service costs	15.8	13.5	0.2	0.2
Participant contributions	-	-	5.0	7.0
Plan amendments (c)	-	-	-	(54.8)
Actuarial (gain) loss	74.1	56.9	11.9	(11.0)
Benefits paid	(63.4)	(86.7)	(14.4)	(20.7)
Medicare Part D reimbursement	-	-	0.9	0.7

Projected benefit obligation at end of year	$1,164.0	$1,060.7	$100.0	$88.6
Plan assets less than projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(0.8)	$(0.7)	$(8.0)	$(10.0)
Noncurrent liabilities	(293.0)	(276.0)	(91.7)	(78.6)

Funded status recognized in the consolidated balance sheets	$(293.8)	$(276.7)	$(99.7)	$(88.6)
Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial loss	$(312.7)	$(318.9)	$(20.9)	$(7.8)
Prior service credits	1.0	1.1	82.8	89.6

Net amount recognized in accumulated other comprehensive income (loss)	$(311.7)	$(317.8)	$61.9	$81.8

(a)	In conjunction with the acquisition of Iowa Telecom on June 1, 2010, the Company assumed certain obligations related to a non-contributory qualified pension plan and postretirement benefit plan formerly sponsored by Iowa Telecom. As a result, Windstream recognized additional net pension and postretirement benefit obligations of $4.2 million and approximately $2.4 million, respectively, which are included in other liabilities in the accompanying consolidated balance sheet. The Iowa Telecom plans were merged into the Windstream pension and postretirement employee benefit plans effective December 31, 2010. In conjunction with the acquisition of D&E on November 10, 2009, the Company assumed certain obligations related to a non-contributory qualified pension plan and postretirement benefit plan formerly sponsored by D&E. As a result Windstream recognized additional net pension and postretirement benefit obligations of $12.4 million and approximately $1.8 million, respectively, as of November 10, 2009, which are included in other liabilities in the accompanying consolidated balance sheet. The D&E plans were merged into the Windstream pension and postretirement employee benefit plans effective December 31, 2009.

(b)	During both periods of 2010 and 2009, pension benefits paid from Company assets totaled $0.7 million respectively. All postretirement benefits in both years were paid from Company assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

(c)	During 2009, Windstream amended certain of its postretirement medical and life insurance plans to replace post-65 Medicare supplement plans with a portfolio of individual post-65 products including various Medigap, Part D Prescription Drug Plan and a Medicare Advantage plan effective July 1, 2010. In addition, these amendments capped the maximum amount of medical subsidy provided by Windstream to retirees and eliminated dental subsidies and Medicare Part B reimbursement effective January 1, 2010. These amendments were accounted for as plan amendments and reduced Windstream’s benefit obligation at December 31, 2009 by $54.8 million, with a corresponding decrease in accumulated other comprehensive loss, net of tax. The reduction in the obligation will be amortized to postretirement benefits expense in accordance with Company policy.

Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense (income) in 2011, including executive retirement agreements, are as follows:

(Millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss	$42.3	$2.1
Prior service credits	$(0.1)	$(10.1)

The accumulated benefit obligation of the Company’s pension plan was $1,128.5 million, $1,011.3 million and $911.0 million at December 31, 2010, 2009 and 2008, respectively.

Actuarial assumptions used to calculate the projected benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.31%	5.89%	5.25%	5.79%
Expected return on plan assets	8.00%	8.00%	-	-
Rate of compensation increase	3.44%	3.44%	-	-

In developing the expected long-term rate of return assumption, the Company considered the historical rate of return on plan assets of 9.98 percent since 1975 including periods in which it was sponsored by Alltel, as well as input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate of return on qualified pension plan assets includes a targeted asset allocation of 55.0 percent to equities, 35.0 percent to fixed income securities, and 10.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 8.0 percent.

The Company’s pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation at December 31, 2010 and 2009 for the Company’s pension plan by asset category were as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2011	2010	2009
Equity securities	45.0% - 60.0%	61.1%	53.0%
Fixed income securities	31.0% - 44.0%	34.9%	38.2%
Alternative investments	0.0% - 17.0%	0.2%	-
Money market and other short-term interest bearing securities	0.0% - 3.0%	3.8%	8.8%

		100.0%	100.0%

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

At its meeting on February 9, 2011, the board of directors approved a measure to allow the plan to make investments in Windstream common stock. Previously, the plan prohibited investment in Windstream common stock. This change allows for the expected 2011 pension contribution of $60.0 million to be made in Windstream common stock.

The fair values of the Company’s pension and post retirement benefit plan assets were determined using the following inputs as of December 31, 2010:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	(a) Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Domestic equities (b)	$366.8	$265.6	$101.0	$0.2
International equities (b)	161.4	84.2	77.2	-
Agency backed bonds (b)	29.4	-	29.4	-
Asset backed securities (b)	1.3	-	1.3	-
Corporate bonds (b)	121.3	-	121.3	-
Government and municipal bonds (b)	14.5	-	14.5	-
Mortgage backed securities (b)	3.5	-	3.5	-
Pooled funds (b)	21.3	-	21.3	-
Derivatives (c)	0.3	0.2	0.1	-
Treasuries (b)	72.2	-	72.2	-
Treasury inflation protected securities (c)	40.7	-	40.7	-
Cash equivalents and other	31.3	2.8	28.5	-
Guaranteed annuity contract (d)	3.3	-	3.3	-

Total investments	$867.3	$352.8	$514.3	$0.2
Dividends and interest receivable	5.7
Pending trades	(2.5)

Total plan assets	$870.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

The fair values of the Company’s pension plan assets were determined using the following inputs as of December 31, 2009:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	(a) Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Domestic equities (b)	$207.7	$147.1	$60.1	$0.5
International equities (b)	121.3	56.6	64.7	-
Agency backed bonds (b)	34.7	-	34.7	-
Asset backed securities (b)	19.6	-	19.6	-
Corporate bonds (b)	171.9	-	171.9	-
Government and municipal bonds (b)	9.8	-	9.8	-
Mortgage backed securities (b)	34.8	-	34.8	-
Pooled funds (c)	25.0	-	25.0	-
Treasuries (b)	28.1	-	28.1	-
Treasury inflation protected securities (c)	43.1	-	43.1	-
Cash equivalents and other	88.5	1.0	87.5	-
Guaranteed annuity contract (d)	3.9	-	-	3.9

Total investments	$788.4	$204.7	$579.3	$4.4
Dividends and interest receivable	4.3
Pending trades	(8.7)

Total plan assets	$784.0

(a)	Changes in the level 3 investments were inconsequential for the years ended December 31, 2010 and 2009.

(b)	Valued at their quoted market price on the last day of the year. Securities traded in markets that are not considered active are valued based on quoted market prices, broker or dealer quotes or alternative pricing sources with reasonable levels of price transparency.

(c)	Valued by reference to the funds’ underlying assets and are based on the unit values as reported by the fund manager on the last business day of the year. The underlying assets are mostly comprised of publicly traded equity securities and fixed income securities. These securities are valued at the official closing price of, or the last reported sale prices as of the close of business or, in the absence of any sales, at the latest available bid price.

(d)	Based on the value of the underlying contracts adjusted to market value, which recognizes that either long-term assets would have to be sold before contract maturity or new contributions by other contract holders would have to be exchanged for funds being transferred, precluding these contributions from being invested at the current rate of return.

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

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2010	2009
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2017	2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Benefit Plans and Postretirement Benefits, Continued:

For the year ended December 31, 2010, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.2 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.2 million. As of December 31, 2010, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $4.2 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $3.5 million.

Estimated future employer contributions, benefit payments, including executive retirement agreements, as follows as of December 31, 2010:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2011	$61.0	$8.0
Expected benefit payments:
2011	$68.3	$8.0
2012	72.0	7.9
2013	73.3	7.7
2014	75.8	7.5
2015	77.8	7.2
2016 – 2020	413.6	32.0

The expected employer contribution for pension benefits consists of $1.0 million necessary to fund the expected benefit payments related to the unfunded supplemental retirement pension plans and approximately $60.0 million in contributions to avoid certain benefit restrictions. The contribution will be in the form of Windstream common stock, which will allow the Company to preserve cash and manage overall net debt leverage. Future contributions to the plan will depend on various factors including future investment performance, the finalization of funding requirements, changes in future discount rates and changes in the demographics of the population participating in the Company’s pension plan. Expected benefit payments include amounts to be paid from the plans or directly from the Company’s assets, and exclude amounts that will be funded by participant contributions to the plans.

Effective January 1, 2011, changes to the Windstream Retiree Medical Plan will allow retirees to elect their prescription plan through the UnitedHealthCare Medicare Connector. This change will result in savings for the Company. However, due to the changes, Windstream will no longer be eligible for the Medicare Part D subsidy. The Company expects to receive $0.7 million in Medicare prescription drug subsidies relating to the 2009 and 2010 plan years during 2011.

The Company also sponsors an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Employees may elect to contribute to the plans a portion of their eligible pretax compensation up to certain limits as specified by the plans and by the Internal Revenue Service. Effective January 2009, the Company decreased its matching contribution to employee savings accounts from a maximum of 6 percent to a maximum of 4 percent of employee pretax contributions for employees contributing at least 5 percent. The Company’s matching contribution is funded annually. During 2008, the Company made matching contributions of 6 percent of employee pretax contributions. The Company recorded $10.9 million, $8.9 million and $13.2 million in 2010, 2009 and 2008, respectively, related to the employee savings plan, which was included in cost of services and selling, general, administrative and other expenses in the consolidated statements of income.

9.	Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), the Company may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of December 31, 2010, the Incentive Plan had remaining capacity of 11.4 million awards, of which 9.9 million were issuable in the form of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Share-Based Compensation Plans, Continued:

restricted stock, restricted stock units or stock appreciation rights. The cost of each award is determined based on the fair value of the shares on the date of grant, and is fully expensed over the vesting period.

During 2010, 2009 and 2008, the Windstream Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan and a one-time grant to executive officers, other than the CEO, and select members of executive management. The one-time grant was approved to provide a retention incentive and increase the long-term incentive values toward market values for certain executives. The grant was approved August 3, 2010 and totaled 516,075 shares. The vesting periods and grant date fair value for shares issued was as follows for the years ended December 31:

	2010	2009	2008
(Thousands)	Common Shares	Common Shares	Common Shares
Vest ratably over remaining service period, up to four years (a)	222.4	-	-
Vest ratably over a three-year service period	899.0	966.3	721.2
Vest contingently over a three-year performance period	596.9	677.5	534.1
Vest three years from date of grant, service based	651.3	186.8	6.0
Vest one year from date of grant, service based (b)	72.1	55.2	43.6

Total granted	2,441.7	1,885.8	1,304.9

Grant date fair value (Millions)	$26.2	$16.5	$14.3

(a)	In conjunction with the acquisition of Iowa Telecom, Windstream granted 222,400 restricted shares to former Iowa Telecom employees to replace outstanding unvested Iowa Telecom restricted shares held by these same employees as of acquisition date. The vesting provisions of the original grants were retained, including provisions requiring accelerated vesting upon an involuntary termination following a change of control.

(b)	Represents shares granted to non-employee directors.

For performance based shares granted in 2010 the operating targets for the first vesting period were approved by the Board of Directors in February 2010. For the performance based shares granted in 2009, the operating targets for the first and second vesting period were approved by the Board of Directors in February 2009 and 2010, respectively. For performance based shares granted in 2008, the operating targets for the first, second and third vesting period were approved by the Board of Directors in February 2008, 2009 and 2010, respectively. For 2010 and measurement periods prior, each of the operating targets was met by the end of their respective measurement periods.

Restricted share activity for the year ended December 31, 2010 was as follows:

	(Thousands) Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2009	2,890.7	$9.90
Granted	2,441.7	10.73
Vested	(1,393.9)	10.69
Forfeited	(104.8)	10.49

Non-vested at December 31, 2010	3,833.7	$10.13

At December 31, 2010, unrecognized compensation expense totaled $21.3 million and is expected to be recognized over the weighted average vesting period of 1.4 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. The total fair value of shares vested during 2010, 2009 and 2008 was $14.9 million, $27.5 million and $12.3 million, respectively. Share-based compensation expense was $17.0 million, $17.4 million and $18.1 million for 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Merger, Integration and Restructuring Charges:

Costs triggered by strategic transactions, including transaction, rebranding and system conversion costs are unpredictable by nature and primarily include charges for accounting, legal, broker fees, employee transition costs and other miscellaneous costs associated with the completed acquisitions of the acquired businesses. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations. Restructuring charges, consisting primarily of severance and employee benefit costs, are triggered by the Company’s continued evaluation of its operating structure and identification of opportunities for increased operational efficiency and effectiveness.

The following is a summary of the merger, integration and restructuring charges recorded for the years ended December 31:

(Millions)	2010	2009	2008 (f)
Merger and integration costs
Transaction costs associated with acquisitions (a)	$41.2	$11.4	$0.1
Employee related transition costs (b)	26.7	8.6	-
Computer system and conversion costs (c)	4.2	1.6	6.1
Signage and other rebranding costs (d)	5.2	0.7	-

Total merger and integration costs	77.3	22.3	6.2
Restructuring charges (e)	7.7	9.3	8.5

Total merger, integration and restructuring charges	$85.0	$31.6	$14.7

(a)	During 2010, the Company incurred acquisition related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of the Acquired Companies, D&E and Lexcom. During 2009, the Company incurred acquisition related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of D&E, Lexcom, NuVox and Iowa Telecom. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations.

(b)	During 2010, the Company incurred $26.7 million in employee transition costs, primarily severance related in conjunction with the integration of D&E, Lexcom, NuVox and Iowa Telecom. During 2009, the Company incurred $8.2 million and $0.4 million in employee transition costs, primarily severance related, for D&E and Lexcom, respectively.

(c)	During 2010, the Company incurred $4.2 million in system conversion costs related to the acquisitions of the Acquired Companies. During 2008, the Company incurred $6.1 million in system conversion costs related to the acquisition of CTC. Of these charges, $5.4 million represented a non-cash charge to abandon certain software acquired from CTC.

(d)	During 2010, the Company incurred $5.2 million in signage and other branding costs related to the acquisitions of the Acquired Companies.

(e)	During 2010, Windstream recognized $7.7 million in severance and employee benefit costs primarily related to identified opportunities for increased operational efficiency and effectiveness. This resulted from the Company’s offering of a voluntary workforce reduction program during the fourth quarter of 2010. During 2009, the Company incurred $9.3 million in restructuring costs from an announced workforce reduction in the third quarter of 2009 to realign certain information technology, network operations and business sales functions. In 2008, the Company incurred $8.5 million in restructuring costs from an announced workforce reduction in the fourth quarter of 2008 to realign certain information technology, network operations and business sales functions.

(f)	An additional $0.8 million in non-cash merger and integrations costs incurred in 2008 associated with the wireless business are included in discontinued operations.

Merger, integration and restructuring charges decreased net income $59.1 million, $19.4 million and $9.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, giving consideration to tax benefits on deductible items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with the Company’s merger, integration and restructuring charges at December 31:

(Millions)	2010	2009
Balance, beginning of period	$6.6	$8.3
Merger, integration and restructuring charges	85.0	31.6
Cash outlays during the period	(81.1)	(33.3)

Balance, end of period	$10.5	$6.6

As of December 31, 2010, Other current liabilities included the remaining liability of $10.5 million for accrued merger, integration and restructuring charges. This included $8.8 million of accrued severance costs primarily associated with the integration of the Acquired Companies. The severance and related employee costs will be paid as positions are eliminated. Each of these payments will be funded through operating cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Comprehensive Income:

Comprehensive income was as follows for the years ended December 31:

(Millions)	2010	2009	2008
Net income	$310.7	$334.5	$412.7

Other comprehensive income (loss):
Defined benefit pension plans:
Prior service cost arising during the period	-	-	(0.2)
Net actuarial gain (loss) arising during the period	(39.6)	44.5	(394.9)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	45.8	71.1	6.1
Amortization of prior service credit	(0.1)	(0.2)	(0.1)
Income tax benefit (expense)	(3.3)	(44.3)	148.0

Change in pension plan	2.8	71.1	(241.1)

Postretirement plan:
Transition asset arising during the period	-	-	3.5
Prior service credit arising during the period	1.5	54.8	48.6
Net actuarial gain (loss) arising during the period	(13.0)	11.0	8.8
Amounts included in net periodic benefit cost:
Amortization of transition obligation	-	-	0.5
Amortization of net actuarial loss	0.6	-	1.1
Amortization of prior service cost	(8.3)	(3.2)	0.2
Income tax expense	2.9	(25.8)	(16.1)

Change in postretirement plan	(16.3)	36.8	46.6

Change in employee benefit plans	(13.5)	107.9	(194.5)

Interest rate swaps:
Unrealized holding gain (loss) on designated interest rate swaps	3.1	33.6	(63.8)
Amortization and reclassification of losses included in earnings on dedesignated swap instruments	4.9	-	-
Income tax (expense) benefit	(3.1)	(13.2)	24.7

Unrealized holding gains (losses) on interest rate swaps	4.9	20.4	(39.1)

Comprehensive income	$302.1	$462.8	$179.1

Accumulated other comprehensive loss balances, net of tax, were as follows for the years ended December 31:
(Millions)	2010	2009	2008
Pension and postretirement plans	$(153.9)	$(140.4)	$(248.3)
Unrealized holding losses on interest rate swaps
Designated portion	3.5	(66.5)	(86.9)
Undesignated portion	(66.5)	(1.4)	(1.4)

Accumulated other comprehensive loss	$(216.9)	$(208.3)	$(336.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes:

Income tax expense was as follows for the years ended December 31:

(Millions)	2010	2009	2008
Current:
Federal	$71.3	$120.2	$136.8
State and other	(0.8)	10.8	30.4

	70.5	131.0	167.2

Deferred:
Federal	103.5	57.4	98.9
State and other	20.4	22.7	17.1

	123.9	80.1	116.0

Income tax expense	$194.4	$211.1	$283.2

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

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2010	2009	2008
Statutory federal income tax rates	35.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	2.5	2.4	2.3
Adjustment of deferred taxes for legal entity restructuring	-	-	2.0
Adjust deferred taxes for state net operating loss carryforward	-	1.6	-
Nondeductible transaction costs	1.2	0.4	-
Other items, net	(0.2)	(0.7)	0.1

Effective income tax rates	38.5%	38.7%	39.4%

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2010	2009
Property, plant and equipment	$985.8	$890.4
Goodwill and other intangible assets	1,104.2	747.2
Operating loss carryforward	(194.7)	(95.8)
Postretirement and other employee benefits	(124.6)	(144.6)
Unrealized holding loss and interest swaps	(39.1)	(42.0)
Deferred compensation	(5.6)	(12.9)
Deferred debt costs	(7.2)	(9.2)
Other, net	(24.8)	(7.2)

	1,694.0	1,325.9
Valuation allowance	28.8	24.4

Deferred income taxes, net	$1,722.8	$1,350.3
Deferred tax assets	$498.2	$381.3
Deferred tax liabilities	2,221.0	1,731.6

Deferred income taxes, net	$1,722.8	$1,350.3

At December 31, 2010 and 2009, the Company had federal net operating loss carryforwards of approximately $356.4 million and $137.7 million, respectively, which expire in varying amounts through 2029. These loss carryforwards were initially acquired in conjunction with the Company’s merger with Valor. The 2010 increase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes, Continued:

is primarily associated with loss carryforwards acquired in conjunction with the Company’s mergers with NuVox and Iowa Telecom offset by amounts utilized for the year. At December 31, 2010 and 2009, the Company had state net operating loss carryforwards of approximately $1,053.4 million and $714.5 million, respectively, which expire annually in varying amounts through 2029. These loss carryforwards were initially acquired in conjunction with the Company’s mergers with Valor, CTC, D&E and Lexcom. The 2010 increase is primarily associated with loss carryforwards acquired in conjunction with the Company’s mergers with Nuvox, Iowa Telecom and Q-Comm. The Company is limited in its ability to use the state loss carryforwards for CTC, D&E, Lexcom, NuVox and Q-Comm due to expected future taxable income. As a result, a portion of these loss carryforwards will likely not be utilized before they expire. The Company establishes valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2010 and 2009, the Company recorded a valuation allowance of $28.8 million and $24.4 million, respectively, related to state loss carryforwards, which are expected to expire and not be utilized. The 2010 increase in the valuation allowance is primarily associated with the acquisition of certain state net operating losses from NuVox and Q-Comm and was recorded with an offset through goodwill. At December 31, 2010 and 2009, the Company had state tax credit carryforwards of approximately $20.7 million and $15.1 million, respectively. The 2010 increase is primarily associated with state credit carryforwards acquired in conjunction with the Company’s merger with NuVox and Iowa Telecom.

13.	Commitments and Contingencies:

Lease Commitments – Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows as of December 31, 2010:

Year	(Millions)
2011	$76.9
2012	58.8
2013	41.8
2014	29.5
2015	17.5
Thereafter	28.8

Total	$253.3

Rental expense totaled $61.4 million, $29.6 million and $25.3 million in 2010, 2009 and 2008, respectively.

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

Windstream is organized based on the services and products that it offers. Under this organizational structure, its operations consists of its wireline segment.

15.	Supplemental Guarantor Information:

In connection with the issuance of the 2013 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (“the guaranteed notes”), certain of the Company’s wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor, provide guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

Guarantors”) of Windstream are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors.

The following information presents condensed consolidated and combined statements of income for the years ended December 31, 2010, 2009 and 2008, condensed consolidated balance sheets as of December 31, 2010 and 2009, and condensed consolidated and combined statements of cash flows for the years ended December 31, 2010, 2009 and 2008 of the parent company, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$-	$942.8	$2,695.5	$(15.4)	$3,622.9
Product sales	-	42.4	46.7	-	89.1

Total revenues and sales	-	985.2	2,742.2	(15.4)	3,712.0
Costs and expenses:
Cost of services	-	305.6	1,035.4	(11.2)	1,329.8
Cost of products sold	-	39.5	35.4	-	74.9
Selling, general, administrative and other	-	97.5	405.1	(4.2)	498.4
Depreciation and amortization	-	273.7	419.9	-	693.6
Merger, integration and restructuring	-	1.6	83.4	-	85.0

Total costs and expenses	-	717.9	1,979.2	(15.4)	2,681.7
Operating income	-	267.3	763.0	-	1,030.3
Earnings (losses) from consolidated subsidiaries	573.0	81.0	6.0	(660.0)	-
Other income (expense), net	(2.2)	175.6	(176.9)	-	(3.5)
Intercompany interest income (expense)	120.9	(63.0)	(57.9)	-	-
Interest expense	(514.0)	(6.5)	(1.2)	-	(521.7)

Income before income taxes	177.7	454.4	533.0	(660.0)	505.1
Income taxes (benefit)	(133.0)	133.6	193.8	-	194.4

Net income	$310.7	$320.8	$339.2	$(660.0)	$310.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$-	$746.2	$2,131.1	$(4.5)	$2,872.8
Product sales	-	74.4	49.4	-	123.8

Total revenues and sales	-	820.6	2,180.5	(4.5)	2,996.6
Costs and expenses:
Cost of services	-	237.9	779.2	(2.6)	1,014.5
Cost of products sold	-	66.6	40.9	-	107.5
Selling, general, administrative and other	-	84.7	265.5	(1.9)	348.3
Depreciation and amortization	-	191.1	346.7	-	537.8
Merger, integration and restructuring	-	1.4	30.2	-	31.6

Total costs and expenses	-	581.7	1,462.5	(4.5)	2,039.7
Operating income	-	238.9	718.0	-	956.9

Earnings (losses) from consolidated subsidiaries	574.9	55.7	1.8	(632.4)	-
Other income (expense), net	1.0	111.1	(113.2)	-	(1.1)
Intercompany interest income (expense)	36.4	(15.2)	(21.2)	-	-
Interest expense	(401.8)	(6.2)	(2.2)	-	(410.2)

Income before income taxes	210.5	384.3	583.2	(632.4)	545.6
Income taxes (benefit)	(124.0)	104.9	230.2	-	211.1

Net income	$334.5	$279.4	$353.0	$(632.4)	$334.5

	Condensed Consolidated Statement of Income For the Year Ended December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$-	$759.3	$2,234.6	$(5.0)	$2,988.9
Product sales	-	124.1	58.5	-	182.6

Total revenues and sales	-	883.4	2,293.1	(5.0)	3,171.5
Costs and expenses:
Cost of services	-	232.0	782.0	(3.3)	1,010.7
Cost of products sold	-	115.6	54.2	-	169.8
Selling, general, administrative and other	-	97.1	255.8	(1.7)	351.2
Depreciation and amortization	-	169.9	322.8	-	492.7
Merger, integration and restructuring	-	1.9	12.8	-	14.7

Total costs and expenses	-	616.5	1,427.6	(5.0)	2,039.1
Operating income	-	266.9	865.5	-	1,132.4

Earnings (losses) from consolidated subsidiaries	701.3	69.4	(0.1)	(770.6)	-
Other income (expense), net	(4.1)	8.0	(1.8)	-	2.1
Intercompany interest income (expense)	(42.4)	(13.7)	56.1	-	-
Interest expense	(407.4)	(6.4)	(2.6)	-	(416.4)

Income from continuing operations before income taxes	247.4	324.2	917.1	(770.6)	718.1
Income taxes (benefit)	(165.3)	102.0	346.5	-	283.2

Income from continuing operations	412.7	222.2	570.6	(770.6)	434.9
Discontinued operations	-	-	(22.2)	-	(22.2)

Net income	$412.7	$222.2	$548.4	$(770.6)	$412.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet As of December 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.1	$8.4	$29.8	$-	$42.3
Accounts receivable (less allowance for doubtful accounts of $27.8)	-	106.6	268.5	(1.2)	373.9
Inventories	-	44.3	8.2	-	52.5
Deferred income taxes	14.1	25.5	5.2	-	44.8
Prepaid income taxes	62.9	-	-	-	62.9
Prepaid expenses and other	3.1	24.7	32.9	-	60.7
Assets held for sale	-	50.6	-	-	50.6

Total current assets	84.2	260.1	344.6	(1.2)	687.7
Investments in consolidated subsidiaries	10,501.9	1,260.3	321.2	(12,083.4)	-
Goodwill and other intangibles, net	-	3,930.0	1,812.5	-	5,742.5
Net property, plant and equipment	7.6	1,462.0	3,303.1	-	4,772.7
Other assets	76.9	357.2	52.4	(335.7)	150.8
Total Assets	$10,670.6	$7,269.6	$5,833.8	$ (12,420.3)	$11,353.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$128.3	$0.7	$11.4	$(1.2)	$139.2
Current portion of interest rate swaps	35.4	-	-	-	35.4
Accounts payable	0.6	71.3	79.4	-	151.3
Affiliates payable, net	2,233.6	284.2	(2,517.8)	-	-
Advance payments and customer deposits	-	22.3	123.5	-	145.8
Accrued dividends	126.5	-	-	-	126.5
Accrued taxes	0.5	35.2	45.5	-	81.2
Accrued interest	171.3	2.3	0.3	-	173.9
Other current liabilities	27.4	28.5	76.3	-	132.2

Total current liabilities	2,723.6	444.5	(2,181.4)	(1.2)	985.5
Long-term debt	7,063.0	100.4	358.9	(335.7)	7,186.6
Deferred income taxes	(57.7)	957.6	867.7	-	1,767.6
Other liabilities	111.1	28.2	444.1	-	583.4
Total liabilities	9,840.0	1,530.7	(510.7)	(336.9)	10,523.1
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	833.3	5,083.4	3,161.9	(8,245.3)	833.3
Accumulated other comprehensive loss	(216.9)	4.1	(160.9)	156.8	(216.9)
Retained earnings	214.1	610.6	3,260.4	(3,871.0)	214.1

Total shareholders’ equity	830.6	5,738.9	6,334.5	(12,083.4)	830.6
Total Liabilities and Shareholders’ Equity	$10,670.6	$7,269.6	$5,833.8	$(12,420.3)	$11,353.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet As of December 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$1,046.5	$1.2	$15.2	$-	$1,062.9
Accounts receivable (less allowance for doubtful accounts of $18.5)	0.2	97.3	199.0	(4.8)	291.7
Inventories	-	17.1	9.0	-	26.1
Deferred income taxes	15.6	0.7	5.4	-	21.7
Prepaid income taxes	16.3	-	-	-	16.3
Prepaid expenses and other	3.5	4.8	29.0	-	37.3

Total current assets	1,082.1	121.1	257.6	(4.8)	1,456.0
Investments in consolidated subsidiaries	8,385.3	1,012.2	321.6	(9,719.1)	-
Goodwill and other intangibles, net	0.1	2,109.0	1,488.6	-	3,597.7
Net property, plant and equipment	7.6	1,073.5	2,911.5	-	3,992.6
Other assets	60.4	350.5	23.9	(335.7)	99.1
Total Assets	$9,535.5	$4,666.3	$5,003.2	$ (10,059.6)	$9,145.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13.7	$-	$14.9	$(4.8)	$23.8
Current portion of interest rate swaps	45.8	-	-	-	45.8
Accounts payable	0.1	21.4	99.2	-	120.7
Affiliates payable, net	2,735.4	124.6	(2,860.0)	-	-
Advance payments and customer deposits	-	4.5	90.7	-	95.2
Accrued dividends	109.2	-	-	-	109.2
Accrued taxes	(14.3)	26.0	48.9	-	60.6
Accrued interest	153.7	1.7	0.6	-	156.0
Other current liabilities	21.0	11.1	65.9	-	98.0

Total current liabilities	3,064.6	189.3	(2,539.8)	(4.8)	709.3
Long-term debt	6,140.7	99.6	366.8	(335.7)	6,271.4
Deferred income taxes	(45.9)	635.0	782.9	-	1,372.0
Other liabilities	115.4	15.2	401.4	-	532.0
Total liabilities	9,274.8	939.1	(988.7)	(340.5)	8,884.7
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	-	41.4	82.4	(123.8)	-
Additional paid-in capital	83.6	3,296.8	3,150.4	(6,447.2)	83.6
Accumulated other comprehensive loss	(208.3)	(2.8)	(140.3)	143.1	(208.3)
Retained earnings	385.4	391.8	2,899.4	(3,291.2)	385.4

Total shareholders’ equity	260.7	3,727.2	5,991.9	(9,719.1)	260.7
Total Liabilities and Shareholders’ Equity	$9,535.5	$4,666.3	$5,003.2	$(10,059.6)	$9,145.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$310.7	$320.8	$339.2	$(660.0)	$310.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	-	273.7	419.9	-	693.6
Provision for doubtful accounts	-	11.0	37.9	-	48.9
Equity in (earnings) losses from subsidiaries	(573.0)	(81.0)	(6.0)	660.0	-
Stock-based compensation expense	-	2.6	14.4	-	17.0
Pension expense	-	9.4	52.5	-	61.9
Deferred taxes	(13.4)	50.1	83.7	-	120.4
Other, net	15.9	6.7	(6.0)	-	16.6
Pension contribution	(41.7)	-	-	-	(41.7)
Changes in operating assets and liabilities, net	(377.3)	442.7	(198.3)	-	(132.9)

Net cash provided from operations	(678.8)	1,036.0	737.3	-	1,094.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(107.5)	(307.7)	-	(415.2)
Acquisition of NuVox, net of cash acquired	(198.4)	-	-	-	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	(253.6)	-	-	-	(253.6)
Acquisition of Hosted Solutions, net of cash acquired	(312.8)	-	-	-	(312.8)
Acquisition of Q-Comm, net of cash acquired	(279.1)	-	-	-	(279.1)
Other, net	(1.7)	3.0	0.3	-	1.6

Net cash from (used in) investing activities	(1,045.6)	(104.5)	(307.4)	-	(1,457.5)
Cash Flows from Financing Activities:
Dividends paid on common shares	(464.6)	-	-	-	(464.6)
Dividends received from (paid to) subsidiaries	152.4	(17.1)	(135.3)	-	-
Repayment of debt	(528.9)	(909.9)	(276.2)	-	(1,715.0)
Proceeds of debt issuance, net of discount	1,562.0	-	-	-	1,562.0
Debt issuance costs	(21.8)	-	-	-	(21.8)
Other, net	(17.1)	2.7	(3.8)	-	(18.2)

Net cash used in financing activities	682.0	(924.3)	(415.3)	-	(657.6)
Increase (decrease) in cash and cash equivalents	(1,042.4)	7.2	14.6	-	(1,020.6)
Cash and Cash Equivalents:
Beginning of period	1,046.5	1.2	15.2	-	1,062.9

End of period	$4.1	$8.4	$29.8	$-	$42.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$334.5	$279.4	$353.0	$(632.4)	$334.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	-	191.1	346.7	-	537.8
Provision for doubtful accounts	-	10.4	33.6	-	44.0
Equity in (earnings) losses from subsidiaries	(574.9)	(55.7)	(1.8)	632.4	-
Stock-based compensation expense	-	2.0	15.4	-	17.4
Pension expense	-	26.3	65.5	-	91.8
Deferred taxes	40.4	36.9	19.5	-	96.8
Other, net	4.6	1.0	5.7	-	11.3
Pension contribution	(3.3)	-	-	-	(3.3)
Changes in operating assets and liabilities, net	602.0	146.0	(757.5)	-	(9.5)

Net cash provided from operations	403.3	637.4	80.1	-	1,120.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(71.1)	(227.0)	-	(298.1)
Acquisition of D&E, net of cash acquired	(56.6)	-	-	-	(56.6)
Acquisition of Lexcom, net of cash acquired	(138.7)	-	-	-	(138.7)
Other, net	-	0.6	-	-	0.6

Net cash from (used in) investing activities	(195.3)	(70.5)	(227.0)	-	(492.8)
Cash Flows from Financing Activities:
Dividends paid on common shares	(437.4)	-	-	-	(437.4)
Dividends received from (paid to) subsidiaries	224.7	(43.5)	(181.2)	-	-
Stock repurchase	(121.3)	-	-	-	(121.3)
Repayment of debt	(163.9)	(182.7)	(10.0)	-	(356.6)
Proceeds of debt issuance, net of discount	1,083.6	-	-	-	1,083.6
Debt issuance costs	(33.8)	-	-	-	(33.8)
Other, net	3.8	(340.5)	340.5	-	3.8

Net cash used in financing activities	555.7	(566.7)	149.3	-	138.3

Increase (decrease) in cash and cash equivalents	763.7	0.2	2.4	-	766.3

Cash and Cash Equivalents:
Beginning of period	282.8	1.0	12.8	-	296.6

End of period	$1,046.5	$1.2	$15.2	$-	$1,062.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows For the Year Ended December 31, 2008
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$412.7	$222.2	$548.4	$(770.6)	$412.7
Adjustments to reconcile net income to net cash provided from operations:
Loss on sale of wireless business	-	-	21.3	-	21.3
Depreciation and amortization	-	169.5	325.0	-	494.5
Provision for doubtful accounts	-	6.9	31.8	-	38.7
Equity in (earnings) losses from subsidiaries	(701.3)	(69.4)	0.1	770.6	-
Stock-based compensation expense	-	2.5	15.6	-	18.1
Pension expense	-	(0.3)	(0.6)	-	(0.9)
Deferred taxes	(24.0)	47.9	86.1	-	110.0
Other, net	12.3	0.5	20.1	-	32.9
Pension contribution	(0.8)	-	-	-	(0.8)
Changes in operating assets and liabilities, net	771.0	(266.1)	(551.0)	-	(46.1)

Net cash provided from operations	469.9	113.7	496.8	-	1,080.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	-	(79.3)	(238.2)	-	(317.5)
Disposition of wireless business	56.7	-	-	-	56.7
Disposition of acquired assets held for sale	-	17.8	-	-	17.8
Other, net	-	3.4	6.5	-	9.9

Net cash provided from (used in) investing activities	56.7	(58.1)	(231.7)	-	(233.1)
Cash Flows from Financing Activities:
Dividends paid on common shares	(445.2)	-	-	-	(445.2)
Dividends received from (paid to) subsidiaries	320.3	(53.7)	(266.6)	-	-
Stock repurchase	(200.3)	-	-	-	(200.3)
Repayment of debt	(344.0)	(0.3)	(10.0)	-	(354.3)
Proceeds of debt issuance, net of discount	380.0	-	-	-	380.0
Other, net	(1.8)	(1.8)	0.7	-	(2.9)

Net cash used in financing activities	(291.0)	(55.8)	(275.9)	-	(622.7)
Increase (decrease) in cash and cash equivalents	235.6	(0.2)	(10.8)	-	224.6

Cash and Cash Equivalents:
Beginning of period	47.2	1.2	23.6	-	72.0

End of period	$282.8	$1.0	$12.8	$-	$296.6

16.	Subsequent Events:

On January 24, 2011, Windstream completed the private placement of an additional $200.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020 at 103 percent to yield 7.23 percent (the “2020 Notes”). Proceeds from the private placement will be used, together with borrowings under our revolving line of credit, to retire the Valor Debt, which is estimated to total approximately $424.0 million, after including accrued and unpaid interest on the notes, together with related fees and expenses due to early retirement of the debt. The carrying value as of December 31, 2010 was $406.5 million. The private placement resulted in an extension of the maturity date for $200.0 million associated with the Valor Debt that was previously due to mature on February 15, 2015.

On February 7, 2011, Windstream announced the expiration of its previously announced tender offer to purchase for cash any and all of the $400 million in aggregate outstanding principal amount of the Valor Debt. The tender

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Subsequent Events, Continued:

offer for the Valor Debt expired on February 4, 2011 (the “Expiration Date”). As of the Expiration Date, Windstream had received tenders with respect to $151.6 million in aggregate principal amount of the debt (approximately 37.9 percent of the outstanding aggregate principal amount of the notes). Windstream paid $151.4 million in aggregate principal amount of such notes on January 24, 2011. Windstream paid for the remaining notes validly tendered prior to the Expiration Date on February 7, 2011. Windstream intends to redeem the remaining $248.4 million in aggregate principal amount of outstanding notes that were not tendered by the Expiration Date on February 23, 2011.

On February 9, 2011, Windstream declared a dividend of 25 cents per share on the Company’s common stock, which is payable on April 15, 2011 to shareholders of record on March 31, 2011.

17.	Quarterly Financial Information – (Unaudited):

	For the year ended December 31, 2010
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$3,712.0	$981.0	$965.8	$917.3	$847.9
Operating income	$1,030.3	$259.1	$270.2	$254.2	$246.8
Net income	$310.7	$72.4	$85.2	$79.0	$74.1
Basic and diluted earnings per share:
Net income	$.66	$.15	$.18	$.17	$.17

	For the year ended December 31, 2009
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$2,996.6	$754.4	$734.3	$752.9	$755.0
Operating income	$956.9	$234.5	$225.4	$244.4	$252.6
Net income	$334.5	$75.5	$80.0	$90.8	$88.2
Basic and diluted earnings per share:
Net income	$.76	$.17	$.18	$.21	$.20

Notes to Quarterly Financial Information:

Significant events affecting Windstream’s historical operating trends in the quarterly periods were as follows:

•

Windstream completed the acquisitions of NuVox, Iowa Telecom, Hosted Solutions and Q-Comm on February 8, 2010, June 1, 2010, December 1, 2010 and December 2, 2010, respectively. The operating results from these businesses are included in the Company’s results for periods subsequent to their acquisitions (see Note 3).

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