Form 10-Q
period 2011-03-31
WINDSTREAM CORP
filed 2011-05-05
CIK 1282266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

Number of common shares outstanding as of April 30, 2011: 509,971,445

The Exhibit Index is located on page 47.

WINDSTREAM CORPORATION

FORM 10-Q

*	No reportable information under this item.

WINDSTREAM CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2011	2010
Revenues and sales:
Service revenues	$996.6	$828.4
Product sales	26.5	19.5

Total revenues and sales	1,023.1	847.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	367.5	295.2
Cost of products sold	20.1	16.3
Selling, general and administrative	138.7	111.0
Depreciation and amortization	205.4	155.4
Merger, integration and restructuring	9.0	23.2

Total costs and expenses	740.7	601.1
Operating income	282.4	246.8

Other income (expense), net	2.6	(0.3)
Loss on early extinguishment of debt	(101.4)	—
Interest expense	(146.5)	(123.0)

Income before income taxes	37.1	123.5
Income taxes	13.6	49.4

Net income	$23.5	$74.1
Basic and diluted earnings per share
Net income	$.05	$.17

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$35.8	$42.3
Restricted cash	7.0	—
Accounts receivable (less allowance for doubtful accounts of $26.7 and $27.8, respectively)	370.5	373.9
Inventories	45.4	52.5
Deferred income taxes	40.6	44.8
Prepaid income taxes	83.5	62.9
Prepaid expenses and other	67.8	60.7
Assets held for sale	50.6	50.6

Total current assets	701.2	687.7

Goodwill	3,721.3	3,704.0
Other intangibles, net	1,975.4	2,038.5
Net property, plant and equipment	4,782.8	4,772.7
Other assets	162.1	150.8
Total Assets	$11,342.8	$11,353.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$137.7	$139.2
Current portion of interest rate swaps	34.5	35.4
Accounts payable	170.5	151.3
Advance payments and customer deposits	150.3	145.8
Accrued dividends	127.9	126.5
Accrued taxes	75.4	81.2
Accrued interest	110.6	173.9
Other current liabilities	116.5	132.2

Total current liabilities	923.4	985.5
Long-term debt	7,285.3	7,186.6
Deferred income taxes	1,819.8	1,767.6
Other liabilities	509.5	583.4
Total liabilities	10,538.0	10,523.1
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 510.0 and 504.3 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	894.2	833.3
Accumulated other comprehensive loss	(199.7)	(216.9)
Retained earnings	110.2	214.1

Total shareholders’ equity	804.8	830.6
Total Liabilities and Shareholders’ Equity	$11,342.8	$11,353.7

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2011	2010
Cash Provided from Operations:
Net income	$23.5	$74.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	205.4	155.4
Provision for doubtful accounts	7.9	8.6
Stock-based compensation expense	5.3	3.5
Pension expense	10.3	15.7
Deferred income taxes	48.5	7.1
Unamortized net discount on retired debt	12.5	—
Amortization of frozen portion of swaps	13.1	0.2
Other, net	3.2	2.3
Changes in operating assets and liabilities, net:
Accounts receivable	(7.6)	1.7
Prepaid income taxes	(20.6)	13.7
Prepaid expenses and other	(20.9)	(23.8)
Accounts payable	18.9	(31.7)
Accrued interest	(75.5)	(48.0)
Accrued taxes	(5.8)	19.8
Other current liabilities	(15.7)	(1.7)
Other liabilities	(2.3)	(22.0)
Other, net	9.9	(1.4)

Net cash provided from operations	210.1	173.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(159.6)	(60.5)
Acquisition of NuVox, net of cash acquired	—	(198.4)
Other, net	(5.7)	0.6

Net cash used in investing activities	(165.3)	(258.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(125.9)	(109.2)
Repayment of debt	(2,052.7)	(284.5)
Proceeds of debt issuance, net	2,137.0	—
Debt issuance costs	(18.1)	—
Other, net	8.4	(4.3)

Net cash used in financing activities	(51.3)	(398.0)

Decrease in cash and cash equivalents	(6.5)	(482.8)

Cash and Cash Equivalents:
Beginning of period	42.3	1,062.9

End of period	$35.8	$580.1
Supplemental Cash Flow Disclosures:
Interest paid	$200.6	$168.6
Income taxes (refunded) paid, net	$(16.8)	$7.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2010	$833.4	$(216.9)	$214.1	$830.6
Net income	—	—	23.5	23.5
Other comprehensive income, net of tax: (see Note 10)
Change in employee benefit plans	—	5.0	—	5.0
Amortization and reclassification of losses included in earnings on dedesignated interest rate swaps	—	8.0	—	8.0
Unrealized holding losses on designated interest rate swaps	—	4.2	—	4.2
Comprehensive income	—	17.2	23.5	40.7
Stock-based compensation expense	5.3	—	—	5.3
Taxes withheld on vested restricted stock and other	(5.0)	—	—	(5.0)
Stock issued to pension plan (see Note 8)	60.6	—	—	60.6
Dividends of $0.25 per share declared to stockholders	—	—	(127.4)	(127.4)
Balance at March 31, 2011	$894.3	$(199.7)	$110.2	$804.8

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

_____

1.	Overview and Basis of Presentation:

Description of Business

Windstream Corporation (“Windstream”, “we”, “us”, “our”, or the “Company”) is a leading communications and technology solutions provider, delivering complex data, high-speed Internet, voice and transport services to customers in 29 states. Our business solutions include IP-based voice and data services, multiprotocol label switching networking, data center and managed services, hosting services and communications systems. We provide high-speed Internet, voice, and digital television services to residential customers. We deliver our services and provide wholesale services over an extensive local and long-haul fiber network. As of March 31, 2011, we served approximately 3.3 million access lines, 1.3 million high-speed Internet customers, and operated approximately 60,000 fiber route miles.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 22, 2011.

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States, requires our management team to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements and accompanying notes are based upon our evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements and accompanying notes, and such differences could be material.

Certain prior year amounts have been reclassified to conform to the 2011 financial statement presentation. These changes and reclassifications did not impact net or comprehensive income.

2.	Summary of Significant Accounting Policies:

Significant Accounting Policies

Restricted Cash - Restricted cash consists of funds placed into a pledged deposit account for our share of committed spend on construction contracts currently under review by the Rural Utilities Service (“RUS”) for broadband stimulus grants.

Assets Held For Sale - During 2010, we reclassified $16.6 million of wireless assets acquired from D&E Communications, Inc. (“D&E”) and $34.0 million of wireless licenses acquired from Iowa Telecommunications Services, Inc. (“Iowa Telecom”) to assets held for sale. On March 17, 2011, we entered into a definitive agreement to sell the Iowa Telecom assets for approximately $34.5 million, which will result in a gain of $0.5 million. The transaction is expected to close during 2011 subject to certain conditions, including necessary regulatory approvals.

Goodwill and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions of interests in various wireline properties and a data center business. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for the Company is January 1st of each year. Effective January 1, 2011, Windstream has determined that it has two reporting units to test for impairment (1) the data center reporting unit representing the Hosted Solutions Acquisitions, LLC (“Hosted Solutions”) business acquired on December 2, 2010 and (2) a reporting unit including the

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

2.	Summary of Significant Accounting Policies, Continued:

remaining Windstream operations. The Company assessed impairment of its goodwill by evaluating the carrying value of its shareholders’ equity against the current fair market value of its outstanding equity, where the fair market value of the Company’s equity is equal to its current market capitalization plus a control premium estimated to be 20 percent, less the fair value attributable to Hosted Solutions as discussed below. The fair market value of Windstream’s equity, both including and excluding the control premium, exceeded its goodwill carrying value as of January 1, 2011, even after taking into consideration the data center reporting unit. Due to the close proximity of the Hosted Solutions business combination to the Company’s annual impairment assessment date, the Company determined that the fair value of goodwill for the data center reporting unit equaled its carrying value as of January 1, 2011 in that there were no changes in facts or circumstances between the acquisition date and January 1, 2011 which would indicate a change in value.

Recently Adopted Authoritative Guidance

Goodwill Impairment - Effective January 1, 2011, we adopted revised authoritative guidance when testing for goodwill impairment. The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance did not have a material impact on our consolidated financial statements.

Fair Value Measurement - Effective January 1, 2011, we adopted revised authoritative guidance related to fair value measurements. This guidance requires separate disclosure for purchase, sale, issuance and settlement activity in the reconciliation of Level 3 fair value measurements. This guidance did not have a material impact on its consolidated financial statements.

Revenue Arrangements with Multiple Element Deliverables - Effective January 1, 2011, we adopted revised authoritative guidance on accounting for revenue arrangements with multiple deliverables. The updated guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This guidance did not have a material impact on our consolidated financial statements.

3.	Acquisitions:

Acquisition of Q-Comm - On December 2, 2010, we completed the acquisition of Q-Comm Corporation (“Q-Comm”), a privately held regional fiber transport provider and competitive local exchange carrier (“CLEC”). This acquisition significantly enhanced the scale of our fiber network, increased our business customer base and revenues, and provided opportunities for operating synergies in Windstream and Q-Comm markets. Under the terms of the merger agreement, we paid $279.1 million in cash, net of cash acquired, and issued approximately 20.6 million shares of Windstream common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. We also repaid $266.2 million in outstanding indebtedness and related liabilities on existing swap agreements of Q-Comm. The transaction included Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. (“Norlight”), a CLEC serving approximately 5,500 business customers.

Acquisition of Hosted Solutions - On December 1, 2010, we completed the acquisition of Hosted Solutions in an all-cash transaction valued at $312.8 million, which included a $2.8 million net working capital adjustment, net of cash acquired. We financed the transaction through cash reserves and revolving credit capacity. Hosted Solutions, based in Raleigh, N.C., is a leading regional data center and managed hosting provider focused on enterprise-class Infrastructure as a Service (“IaaS”) solutions (managed hosting, managed services, colocation, cloud computing and bandwidth) for small and medium-sized business customers as well as large enterprises. With this acquisition we added five state-of-the-art data centers in Raleigh, NC, Charlotte, NC, and Boston, MA which serve more than 600 customers. As of December 31, 2010, we operated a total of 12 data centers across the country.

These transactions have been accounted for as business acquisitions with Windstream serving as the accounting acquirer. We are conducting the appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of their respective acquisition dates. Since the value of the assets and liabilities for

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

3.	Acquisitions, Continued:

Hosted Solutions and Q-Comm are preliminary, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the respective acquisition dates. Upon finalization, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of goodwill.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Hosted Solutions and Q-Comm:

	Hosted Solutions		Q-Comm
(Millions)	Preliminary Allocation	Adjusted Allocation	Preliminary Allocation	Adjusted Allocation
Fair value of assets acquired:
Current assets	$10.3	$7.0	$30.6	$28.4
Property, plant and equipment	42.4	40.7	297.8	301.1
Goodwill	171.8	177.9	345.5	356.7
Customer lists (a)	89.4	87.8	304.4	292.5
Non-compete agreements (b)	7.3	7.4	—	—
Trade names (c)	1.3	1.3	—	3.7
Other assets	0.2	0.1	26.2	20.8

Total assets acquired	322.7	322.2	1,004.5	1,003.2

Fair value of liabilities assumed:
Current maturities of long-term debt	—	—	(255.1)	(255.1)
Other current liabilities	(8.8)	(8.3)	(52.5)	(52.9)
Deferred income taxes on acquired assets	—	—	(123.4)	(120.7)
Other liabilities	(1.1)	(1.1)	(22.8)	(23.8)

Total liabilities assumed	(9.9)	(9.4)	(453.8)	(452.5)
Common stock issued (inclusive of additional paid-in capital)	—	—	(271.6)	(271.6)

Cash paid, net of cash acquired	$312.8	$312.8	$279.1	$279.1

(a)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of thirteen years for Hosted Solutions and fifteen years for Q-Comm.

(b)	Non-compete agreements will be amortized on a straight-line basis over an estimated useful life of three years.

(c)	Trade names will be amortized on a straight-line basis over an estimated useful life of one year.

Acquisition of Iowa Telecom - On June 1, 2010, we completed our acquisition of Iowa Telecommunications Systems, Inc. (“Iowa Telecom”), based in Newton, Iowa. This acquisition provides us with a sizable operating presence in the upper Midwest. As of June 1, 2010, Iowa Telecom provided service to approximately 208,000 incumbent local exchange carrier (“ILEC”) access lines, 39,000 CLEC access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of Windstream common stock and $7.90 in cash. We paid approximately $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of our common stock valued at $280.8 million on the date of issuance. In addition, we repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of approximately $628.9 million.

Acquisition of NuVox - On February 8, 2010, we completed our acquisition of NuVox, Inc. (“NuVox”), a CLEC based in Greenville, South Carolina. Consistent with our focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 104,000 business customer locations in 16 contiguous Southwestern and Midwest state. NuVox’s services include voice over internet protocol, local and long-distance voice, high-speed Internet access, email, voicemail, web hosting, secure electronic data storage and backup, internet security and virtual private networks. Many of these services are delivered over a secure, privately-managed IP network, using a multiprotocol label

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

3.	Acquisitions, Continued:

switch backbone and distributed IP voice switching architecture. In accordance with the NuVox merger agreement, we acquired all of the issued and outstanding shares of common stock of NuVox for $198.4 million in cash, net of cash acquired, and issued approximately 18.7 million shares of Windstream common stock valued at $185.0 million on the date of issuance. We also repaid outstanding indebtedness and related liabilities on existing swap agreements of NuVox approximating $281.0 million.

Employee severance and transaction costs incurred in conjunction with these acquisitions have been recorded to merger and integration expense in the accompanying consolidated statements of income in accordance with the revised authoritative guidance for business combinations. The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. Goodwill associated with the acquired businesses is not expected to be tax deductible and is attributable to the workforce of acquired businesses and expected synergies. The fair values of the assets acquired and liabilities assumed were determined using income, cost, and market approaches. Identified intangible assets consisting primarily of customer lists were valued primarily on the basis of the present value of future cash flows, which is an income approach. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used as appropriate for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the long-term debt and related interest rate swap agreements assumed were determined based on quoted prices for the repayment of these instruments.

Pro forma financial results related to the acquisitions of the Q-Comm, Hosted Solutions, Iowa Telecom and NuVox have not been included because the Company does not consider these acquisitions to be significant individually or in the aggregate.

4.	Goodwill and Other Intangible Assets:

As of January 1, 2011, we completed our annual impairment review of goodwill in accordance with authoritative guidance and determined that no write-down in carrying value was required. As discussed in Note 2, effective January 1, 2011, Windstream has determined that it has two reporting units to test for impairment. We assess goodwill impairment by evaluating the carrying value of shareholder’s equity against the current fair market value of outstanding equity, which is determined to be equal to our current market capitalization plus a control premium of 20 percent. This premium is estimated through a review of recent market observable transactions involving telecommunication companies.

The following table summarizes the changes in the carrying amount of goodwill during the three months ended March 31, 2011:

(Millions)
Balance at December 31, 2010	$3,704.0
Adjustment of Hosted Solutions (a)	6.1
Adjustment of Q-Comm (a)	11.2

Balance at March 31, 2011	$3,721.3

(a)	Adjustments to the carrying value of Hosted Solutions and Q-Comm goodwill were attributable to adjustments in the fair values of assets acquired and liabilities assumed in these acquisitions (see Note 3).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

4.	Goodwill and Other Intangible Assets, Continued:

Intangible assets subject to amortization were as follows:

	March 31, 2011			December 31, 2010
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(82.6)	$1,202.5	$1,285.1	$(71.9)	$1,213.2
Customer lists (a)	1,084.0	(337.6)	746.4	1,097.5	(298.9)	798.6
Cable franchise rights	39.7	(23.8)	15.9	39.7	(23.5)	16.2
Other (a)	22.9	(12.3)	10.6	19.1	(8.6)	10.5

Balance	$2,431.7	$(456.3)	$1,975.4	$2,441.4	$(402.9)	$2,038.5

(a)	Changes in the gross cost of intangible assets during the first quarter of 2011 were associated with the acquisitions of Hosted Solutions and Q-Comm as previously discussed in Note 3.

Amortization expense for intangible assets subject to amortization was $53.4 million and $29.0 million for the three months ended March 31, 2011 and 2010, respectively. Amortization expense on intangible assets is expected to be $152.2 million for the remainder of 2011. Estimated amortization for each of the fiscal years ending December 31, 2012, 2013, 2014 and 2015 is $180.8 million, $156.1 million, $136.2 million and $118.8 million, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments:

Long-term debt was as follows:

(Millions)	March 31, 2011	December 31, 2010
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A - variable rates, due July 17, 2011	$98.0	$100.9
Senior secured credit facility, Tranche A2 - variable rates, due July 17, 2013	182.3	182.3
Senior secured credit facility, Tranche B - variable rates, due July 17, 2013	286.1	286.8
Senior secured credit facility, Tranche B2 - variable rates, due December 17, 2015	1,061.8	1,064.5
Senior secured credit facility, Revolving line of credit - variable rates, due December 17, 2015 (a)	550.0	150.0
Debentures and notes, without collateral:
2013 Notes - 8.125%, due August 1, 2013	800.0	800.0
2016 Notes - 8.625%, due August 1, 2016 (b) (c)	584.7	1,746.0
2017 Notes - 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes - 8.125%, due September 1, 2018 (b)	400.0	400.0
2019 Notes - 7.000%, due March 15, 2019 (b)	500.0	500.0
2020 Notes - 7.750%, due October 15, 2020 (b) (d)	700.0	500.0
2021 Notes - 7.750%, due October 1, 2021 (b) (e)	450.0	—
2023 Notes - 7.500%, due April 1, 2023 (b) (f)	600.0	—
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. - 7.75%, due February 15, 2015 (b) (g)	—	400.0
Windstream Holdings of the Midwest, Inc. - 6.75%, due April 1, 2028 (b) (h)	100.0	100.0
Cinergy Communications Company - 6.58%, due January 1, 2022	2.2	2.3
Debentures and notes, without collateral:
Windstream Georgia Communications LLC - 6.50%, due November 15, 2013	30.0	30.0
Discount on long-term debt, net of premiums (i)	(22.1)	(37.0)

	7,423.0	7,325.8
Less current maturities	(137.7)	(139.2)

Total long-term debt	$7,285.3	$7,186.6

(a)	During the first three months of 2011, we borrowed $885.0 million under the revolving line of credit and later repaid $485.0 million. On March 18, 2011, we increased its capacity from $750.0 million to $1,250.0 million. Considering outstanding borrowings and letters of credit of $9.8 million, the amount available for borrowing was $690.2 million at March 31, 2011. The variable interest rate ranged from 1.52 percent to 4.50 percent, and the weighted average rate was 2.54 percent during the three months ended March 31, 2011. Effective April 27, 2011, all $1,250.0 million available under the revolving line of credit will expire December 17, 2015.

(b)	We may call certain debentures and notes at various premiums on early redemption.

(c)	On March 30, 2011, we accepted the tender of and subsequently retired $1,036.3 million of our outstanding 8.625 percent Senior Notes due 2016 (the “2016 Notes”), in relation to our tender offer announced on March 2, 2011, and amended on March 14, 2011. We paid total consideration of $1,065 per $1,000 aggregate principal amount of 2016 Notes, which included a $30 early tender payment. Additionally, on March 30, 2011, following the expiration of the tender offer we purchased an additional $125.0 million of our 2016 Notes in a privately negotiated transaction. The 2016 Notes were purchased using proceeds from debt offerings discussed below and borrowings on our revolving line of credit.

(d)	On January 24, 2011, we completed the private placement of an additional $200.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020 at 103 percent to yield 7.233 percent (the “Additional 2020 Notes”). Proceeds from the private placement were used to retire the 7.75 percent Senior Notes due 2015 (the “Valor Notes”).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

(e)	On March 28, 2011, we completed the private placement of $450.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, at an issue price of 99.116 percent to yield 7.875 percent (the “2021 Notes”). Proceeds from the private placement were used to purchase for cash a portion of our outstanding 2016 Notes, including any accrued and unpaid interest on the tendered 2016 Notes, together with related fees and expenses.

(f)	On March 16, 2011, we completed the private placement of $600.0 million in aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023, at par to yield 7.500 percent (the “2023 Notes”). Proceeds from the private placement were used to purchase for cash a portion of our outstanding 2016 Notes, including any accrued and unpaid interest on the tendered 2016 Notes, together with related fees and expenses.

(g)	On February 23, 2011, we retired the Valor Notes using the 2020 Notes, together with $220.0 million of borrowing of our revolving line of credit. The Valor Notes, including all accrued and unpaid interest on the Valor Notes and related fees and expenses, totaled approximately $426.0 million. The carrying value as of December 31, 2010 was $406.5 million.

(h)	Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary of Windstream, is secured solely by the assets of the subsidiary.

(i)	The change in discount on long-term debt, net of premiums is primarily due to the debt issuance premium written off of the Valor Notes, the pro rata share of the debt issuance discount written off of the 2016 Notes, the premium received on issuance of the Additional 2020 Notes and the discount paid on the issuance of the 2021 Notes.

The terms of the credit facility and indentures include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. Additionally, the credit facility contains restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year. We were in compliance with these covenants as of March 31, 2011.

In addition, certain debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control (including a person or group obtaining 50 percent or more of our outstanding voting stock), with or without (as applicable under our debt agreements) a subsequent downgrade in the credit rating of the debt, or breach of certain other conditions set forth in the borrowing agreements. We were in compliance with these covenants as of March 31, 2011.

Maturities for debt outstanding as of March 31, 2011 for each of the twelve month periods ended March 31, 2012, 2013, 2014, 2015 and 2016 are $137.7 million, $43.9 million, $1,798.2 million, $10.9 million and $1,018.8 million, respectively.

During the three months ended March 31, 2011, we purchased $1,161.3 million of our 2016 Notes and all $400.0 million of our Valor Notes. We financed these transactions with proceeds from the issuance of the 2020 Notes, the 2021 Notes, the 2023 Notes, and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $101.4 million during the period.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

The loss on extinguishment of debt is shown as follows for the period ending March 31, 2011:

Three Months Ended
(Millions)	2011
2016 Notes:
Premium on early redemption	$75.5
Unamortized discount on original issuance	18.2
Third party fees for early redemption	2.7
Unamortized debt issuance costs on original issuance	0.8

Loss on early extinguishment for 2016 Notes	97.2

Valor Notes:
Premium on early redemption	10.3
Third party fees for early redemption	0.4
Unamortized premium on original issuance	(6.5)

Loss on early extinguishment for Valor Notes	4.2

Total loss on early extinguishment of debt	$101.4

Interest expense was as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2011	2010
Interest expense related to long-term debt	$130.2	$109.0
Impacts of interest rate swaps	17.0	14.3
Other interest expense	0.1	0.1
Less capitalized interest expense	(0.8)	(0.4)

Total interest expense	$146.5	$123.0

In 2006, we entered into four pay fixed, receive variable interest rate swap agreements to offset the interest rate risk inherent in the variable rate senior secured credit facilities. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+. These swap agreements were designated as a cash flow hedge, with a maturity on July 17, 2013.

On October 19, 2009, we completed an amendment and restatement of our credit facility and as part of this amendment the maturity date associated with a portion of Tranche B was extended. Subsequently, we renegotiated the four interest rate swap agreements on December 4, 2010, in a strategy commonly referred to as a “blend and extend”. The modified swaps will amortize quarterly to a notional value of $900.0 million in 2013, where it will remain until maturity on October 17, 2015 ($1,075.0 million as of March 31, 2011). As a result of the renegotiated agreements, our weighted average fixed rate was lowered to 4.553 percent effective January 17, 2011. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR.

Our interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which has varying maturity dates from July 17, 2013 to December 17, 2015 as a result of an amendment to the credit facility. The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

5.	Debt and Derivative Instruments, Continued:

At the time of the modifications, the original interest rate swaps had a negative fair value and were presented as current and long-term liabilities on the balance sheet. These negative fair values and a certain amount of accrued interest associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges. The related accumulated other comprehensive loss of the original swaps was frozen at the time of modification and is being amortized into interest expense through July 17, 2013, the maturity date of the original cash flow hedges. The accumulated loss had an unamortized balance of $94.5 million as of March 31, 2011. The balance is amortized using the swaplet method, which is based on the principle that the balance in accumulated other comprehensive loss will be equivalent to the sum of the current values of the cash flows of each swaplet. A swaplet is each calculation period of the interest rate swaps.

We recognize all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts. The fair value of the designated portion of the swaps increased $4.2 million, net of tax, during the three months ended March 31, 2011. This is included as a component of other comprehensive income and will be reclassified into earnings as the hedged transaction affects earnings. Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	March 31, 2011	December 31, 2010
Designated portion, measured at fair value
Other current liabilities	$34.5	$35.4
Other non-current liabilities	$62.0	$75.9
Accumulated other comprehensive income	$12.2	$5.6
Frozen portion, unamortized value
Accumulated other comprehensive loss	$(94.5)	$(107.6)

Weighted average fixed rate paid	4.75%	5.60%
Variable rate received	0.30%	0.29%

Authoritative guidance permits designating existing derivatives with non-zero fair values in a new cash flow hedge, but perfect effectiveness may not be assumed. We must establish that the hedge relationship is “highly effective” as the non-zero fair value element to the new hedge relationship introduces a source of ineffectiveness that we must assess and measure. The non-zero fair value element of the new hedge relationship represents an off-market or financing element, and as such we assess our cash flow hedges each quarter using the “Perfect Hypothetical Interest Rate Swap Method”. This method measures hedge ineffectiveness based on a comparison of the change in fair value of the actual interest rate swap and the change in fair value of a hypothetical interest rate swap with terms that identically match the critical terms of the hedged debt and an original balance of zero.

Interest payments on our swaps are based on the LIBOR rate. We do not expect any changes in the effectiveness of our swaps due to counterparty risk or further prepayment of hedged items, but any such changes could result in an increase in the ineffective portion of the swaps. An increase in the value of the ineffective portion of our swaps, either through de-designation of existing swaps or through decreases in the LIBOR rate, could have an adverse impact on our earnings. We perform and document this assessment each quarter and have concluded at March 31, 2011 that there was no ineffectiveness to be recognized in earnings related to our cash flow hedges.

Net amounts due related to designated interest rate swap agreements are recorded as adjustments to interest expense in the accompanying consolidated statements of income when earned or payable.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 – Unobservable inputs

Assets and liabilities are classified into the hierarchy in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Our non-financial assets and liabilities include goodwill, intangible assets and asset retirement obligations that are measured at fair value on a non-recurring basis. No event occurred during the three months ended March 31, 2011 requiring these non-financial assets or liabilities to be recognized at fair value (see Note 4).

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt and interest rate swaps. We estimate the carrying amount of cash, restricted cash, accounts receivable and accounts payable to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis.

The fair values of our cash equivalents and interest rate swaps were determined using the following inputs:

(Millions)	March 31, 2011	December 31, 2010
Level 1 measurements:
Cash equivalents (a)	$0.1	$0.1
Level 2 measurements:
Interest rate swaps (b) (see Note 5)	$(96.5)	$(111.3)

(a)	Included in cash and cash equivalents on the unaudited consolidated balance sheet as of March 31, 2011 and consolidated balance sheet as of December 31, 2010.

(b)	Included in current portion of interest rate swaps and other liabilities on the unaudited consolidated balance sheet as of March 31, 2011 and consolidated balance sheet as of December 31, 2010.

Our cash equivalents are highly liquid, actively traded money market funds with next day access.

We value our interest rate swaps based on the present value of expected future cash flows using LIBOR swap rates, with consideration given to non-performance risk specific to the Company. The LIBOR rates are observable at commonly quoted intervals for the full term of the swaps. As of March 31, 2011 and December 31, 2010, the fair value of the Company’s interest rate swaps were reduced by $4.1 million and $4.6 million, respectively, due to non-performance risk. Non-performance risk is assessed based on the current trading discount of our Tranche B senior secured credit facility as our swap agreements are secured by the same collateral. In addition, we routinely monitor and update our evaluation of counterparty risk, and based on such evaluation we have determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

6.	Fair Value Measurements, Continued:

The fair value and carrying value of our long-term debt, including current maturities, was as follows:

(Millions)	March 31, 2011	December 31, 2010
Fair value	$7,703.4	$7,649.1
Carrying value	$7,423.0	$7,325.8

The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. When an active market is not available for certain bonds and bank notes, the fair market value is determined based on bid prices and broker quotes. In calculating the fair market value of the revolving line of credit, Windstream Holdings of the Midwest, Inc. and Windstream Georgia Communications, LLC bonds, an appropriate market price for the same or similar instruments in an active market is used considering credit quality, nonperformance risk and maturity of the instrument.

7.	Commitments and Contingencies:

We are party to various legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, our management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on our future consolidated results of income, cash flows or financial condition.

In addition, our management is currently not aware of any environmental matters that, individually or in the aggregate, would have a material effect on our consolidated financial condition or results of operations.

8.	Employee Benefit Plans and Postretirement Benefits Other Than Pensions:

We maintain a non-contributory qualified defined benefit pension plan. Future benefit accruals are limited to eligible bargaining employees according to their respective bargaining agreement. Benefit accruals for non-bargaining employees who had attained age 40 with two years of service as of December 31, 2005, ceased at December 31, 2010. Benefit accruals for all other non-bargaining employees were previously ceased. We also maintain supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of current and former management employees. Additionally, we provide and partially fund postretirement healthcare and life insurance benefits for eligible employees, who share in the cost of these plans.

The components of pension (including provision for executive retirement agreements) and postretirement expense were as follows for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
(Millions)	2011	2010	2011	2010
Benefits earned during the year	$2.4	$4.3	$—	$—
Interest cost on benefit obligation	15.0	15.1	1.3	1.2
Amortization of net actuarial loss	10.6	11.3	0.3	—
Amortization of prior service credit	—	—	(2.1)	(2.0)
Expected return on plan assets	(17.7)	(15.0)	—	—
Net periodic benefit expense (income)	$10.3	$15.7	$ (0.5)	$ (0.8)

We contributed $1.7 million to the postretirement plan during the three months ended March 31, 2011, and expect to contribute an additional $6.3 million for postretirement benefits throughout the remainder of 2011, excluding amounts that will be funded by participant contributions to the plans. On February 28, 2011, we contributed 4.9 million shares of our common stock to the Windstream Pension Plan. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $60.6 million. The pension trust subsequently sold all 4.9 million shares prior to March 31, 2011 for approximately $61.1 million. We expect to contribute an additional $7.0 million to the Windstream Pension Plan in the fourth quarter of 2011.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

9.	Merger, Integration and Restructuring Charges:

Merger and integration costs are triggered by strategic transactions and include charges for accounting, legal, and broker fees, employee transition costs, rebranding, system conversion and other miscellaneous costs related to those transactions. Because they are triggered by strategic transactions, merger and integration charges are unpredictable by nature. They are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations.

Restructuring charges consist primarily of severance and employee benefit costs. These costs are triggered by continued evaluation of our operating structure and identification of opportunities for operational efficiency and effectiveness.

The following is a summary of the merger, integration and restructuring charges recorded during the three months ended March 31:

	Three Months Ended
(Millions)	2011	2010
Merger and integration costs
Transaction costs associated with acquisitions (a)	$2.4	$13.6
Employee related transition costs (b)	5.0	9.1
Computer system and conversion costs	1.5	0.4
Signage and other rebranding costs	—	0.1

Total merger and integration costs	8.9	23.2
Restructuring charges	0.1	—

Total merger, integration and restructuring charges	$9.0	$23.2

(a)	During the first quarter of 2011, we incurred acquisition related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Iowa Telecom, Q-Comm and Hosted Solutions. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations.

(b)	During the first quarter of 2011, we incurred $1.3 million, $2.1 million, $1.3 million and $0.3 million in employee transition costs, primarily severance related, for NuVox, Iowa Telecom, Q-Comm and Hosted Solutions, respectively.

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges for the three months ended March 31, 2011:

(Millions)
Balance, beginning of period	$10.5
Merger, integration and restructuring charges	9.0
Cash outlays during the period	(14.7)

Balance, end of period	$4.8

As of March 31, 2011, we had unpaid merger, integration and restructuring liabilities totaling $4.8 million, which consisted of $3.0 million of accrued severance costs primarily associated with the integration of Iowa Telecom, Q-Comm and Hosted Solutions. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. The severance and related employee costs will be paid during 2011 as positions are eliminated. Each of these payments will be funded through operating cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

10.	Comprehensive Income (Loss):

Comprehensive income was as follows:

	Three Months Ended
(Millions)	2011	2010
Net income	$23.5	$74.1

Other comprehensive income:
Defined benefit pension plans:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	10.6	11.3
Income tax expense	(4.5)	(4.3)

Change in pension plan	6.1	7.0

Postretirement plan:
Amounts included in net periodic benefit cost:
Amortization of prior service credits	(2.1)	(2.0)
Amortization of net actuarial loss	0.3	—
Income tax (expense) benefit	0.7	(4.1)

Change in postretirement plan	(1.1)	(6.1)

Change in employee benefit plans	5.0	0.9

Interest rate swaps:
Unrealized holding gain (loss) on designated interest rate swaps	6.6	(5.4)
Amortization and reclassification of losses included in earnings on designated swap instruments	13.1	0.2
Income tax (expense) benefit	(7.5)	2.0

Unrealized holding gains (losses) on interest rate swaps	12.2	(3.2)

Comprehensive income	$40.7	$71.8

Accumulated other comprehensive loss, net of tax, was as follows:

(Millions)	March 31, 2011	December 31, 2010
Pension and postretirement plans	$ (148.9)	$ (153.9)
Unrealized holding losses on interest rate swaps:
Designated Portion	7.7	3.5
Frozen Portion	(58.5)	(66.5)

Accumulated other comprehensive loss	$(199.7)	$(216.9)

11.	Earnings per Share:

We compute basic earnings per share by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares that contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of basic earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Earnings per common share was computed by dividing the sum of distributed and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating non-vested restricted shares based on the pro-rata weighted average shares outstanding during the period.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

11.	Earnings per Share, Continued:

Beginning in the first quarter of 2011, we began issuing performance-based restricted stock units as part of our stock-based compensation plan. These restricted stock units, as well as the performance-based restricted shares issued in the first quarter of 2010 contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of March 31, 2011, the performance conditions have not been satisfied for these shares.

Following is a reconciliation of net income and number of shares used in computing both basic and diluted earnings per share for the three months ended March 31:

(Millions, except per share amounts)	2011	2010
Basic and diluted earnings per share:
Numerator:
Net income	$23.5	$74.1
Net income allocable to participating non-vested restricted shares	(0.8)	(0.7)

Adjusted net income attributable to common shares	$22.7	$73.4

Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	506.5	447.5
Weighted average participating non-vested restricted shares	(3.8)	(2.8)

Weighted average shares outstanding for basic earnings per share	502.7	444.7

Basic and diluted earnings per share	$.05	$.17

The calculation of basic earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and excludes the dilutive impact of participating non-vested restricted shares from the denominator.

12.	Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of March 31, 2011, the Incentive Plan had remaining capacity of 9.6 million awards, of which 8.1 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights.

During February 2011, the Compensation committee of the Windstream Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan and a one-time grant to the CEO and select members of management. The one-time grant, totaling 237,989 shares, was approved on February 8, 2011 to provide a retention incentive for the recipients. In 2011, the Company issued performance-based restricted stock units to executive officers rather than performance-based restricted shares. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150 percent of their award based on attainment of certain operating targets over a three-year period.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

12.	Share-Based Compensation Plans, Continued:

Restricted stock and unit activity for the three months ended March 31, 2011 was as follows:

	(Thousands)
	Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2010	3,833.7	$10.13
Granted	1,833.5	$13.17
Vested	(1,454.6)	$9.92
Forfeited	(11.8)	$10.87

Non-vested at March 31, 2011	4,200.8	$11.53

For performance based shares granted, the operating target for the first vesting period was approved by the Board of Directors in February 2011.

The vesting periods and grant date fair value for shares and units issued during February 2011 were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	1,024.0
Vest contingently over a three-year performance period	522.9
Vest three years from date of grant, service based	238.0
Vest one year from date of grant, service based (a)	48.6

Total granted	1,833.5

Grant date fair value (Millions)	$24.1

(a)	Represents shares granted to non-employee directors.

The weighted average grant date fair value for restricted stock and units granted was $24.1 million and $15.8 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, unrecognized compensation expense for non-vested Windstream restricted shares was $44.3 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.9 years. Stock-based compensation expense was $5.3 million and $3.5 million for the three months ended March 31, 2011 and 2010, respectively.

13.	Supplemental Guarantor Information:

In connection with the issuance of the 2013 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes, the 2020 Notes, the 2021 Notes and the 2023 Notes (“the guaranteed notes”), certain of our wholly-owned subsidiaries (the “Guarantors”), provided guarantees of those debentures. These guarantees are full and unconditional as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Company. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors.

The following information presents condensed consolidated statements of income for the three months ended March 31, 2011 and 2010, condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, and condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended March 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$268.6	$733.3	$(5.3)	$996.6
Product sales	—	14.8	11.7	—	26.5

Total revenues and sales	—	283.4	745.0	(5.3)	1,023.1
Costs and expenses:
Cost of services	—	88.2	282.2	(2.9)	367.5
Cost of products sold	—	13.0	7.1	—	20.1
Selling, general and administrative	—	23.7	117.4	(2.4)	138.7
Depreciation and amortization	—	80.4	125.0	—	205.4
Merger, integration and restructuring	—	—	9.0	—	9.0

Total costs and expenses	—	205.3	540.7	(5.3)	740.7
Operating income	—	78.1	204.3	—	282.4

Earnings from consolidated subsidiaries	147.5	29.1	0.7	(177.3)	—
Other income (expense), net	1.5	44.8	(43.7)	—	2.6
Intercompany interest income (expense)	43.8	(27.4)	(16.4)	—	—
Loss on early extinguishment of debt	(101.4)	—	—	—	(101.4)
Interest expense	(145.0)	(1.5)	—	—	(146.5)

Income before income taxes	(53.6)	123.1	144.9	(177.3)	37.1
Income tax expense (benefit)	(77.1)	36.8	53.9	—	13.6

Net income	$23.5	$86.3	$91.0	$(177.3)	$23.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited) Three Months Ended March 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$194.6	$636.3	$(2.5)	$828.4
Product sales	—	8.0	11.5	—	19.5

Total revenues and sales	—	202.6	647.8	(2.5)	847.9
Costs and expenses:
Cost of services	—	58.9	238.1	(1.8)	295.2
Cost of products sold	—	7.7	8.6	—	16.3
Selling, general and administrative	0.3	16.8	94.6	(0.7)	111.0
Depreciation and amortization	—	54.8	100.6	—	155.4
Merger, integration and restructuring	—	—	23.2	—	23.2

Total costs and expenses	0.3	138.2	465.1	(2.5)	601.1
Operating income	(0.3)	64.4	182.7	—	246.8

Earnings from consolidated subsidiaries	138.1	30.1	1.5	(169.7)	—
Other income (expense), net	(0.1)	33.3	(33.5)	—	(0.3)
Intercompany interest income (expense)	18.4	(7.2)	(11.2)	—	—
Interest expense	(121.0)	(1.6)	(0.4)	—	(123.0)

Income before income taxes	35.1	119.0	139.1	(169.7)	123.5
Income tax expense (benefit)	(39.0)	33.8	54.6	—	49.4

Net income	$74.1	$85.2	$84.5	$(169.7)	$74.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of March 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$5.5	$7.6	$22.7	$—	$35.8
Restricted cash	7.0	—	—	—	7.0
Accounts receivable (less allowance for doubtful accounts of $26.7)	—	107.4	263.4	(0.3)	370.5
Affiliates receivable, net	—	—	2,627.9	(2,627.9)	—
Inventories	—	37.3	8.1	—	45.4
Deferred income taxes	14.6	21.3	4.7	—	40.6
Prepaid income taxes	82.9	0.6	—	—	83.5
Prepaid expenses and other	5.1	15.2	47.5	—	67.8
Assets held for sale	—	50.6	—	—	50.6

Total current assets	115.1	240.0	2,974.3	(2,628.2)	701.2
Investments in consolidated subsidiaries	10,654.3	1,289.5	318.7	(12,262.5)	—
Goodwill and other intangibles, net	—	3,906.3	1,790.4	—	5,696.7
Net property, plant and equipment	7.6	1,457.1	3,318.1	—	4,782.8
Other assets	94.0	356.1	47.7	(335.7)	162.1
Total Assets	$10,871.0	$7,249.0	$8,449.2	$(15,226.4)	$11,342.8

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$126.7	$0.8	$10.5	$(0.3)	$137.7
Current portion of interest rate swaps	34.5	—	—	—	34.5
Accounts payable	1.3	59.5	109.7	—	170.5
Affiliates payable, net	2,474.1	153.8	—	(2,627.9)	—
Advance payments and customer deposits	—	34.0	116.3	—	150.3
Accrued dividends	127.9	—	—	—	127.9
Accrued taxes	(49.9)	41.3	84.0	—	75.4
Accrued interest	106.4	3.4	0.8	—	110.6
Other current liabilities	26.4	25.7	64.4	—	116.5

Total current liabilities	2,847.4	318.5	385.7	(2,628.2)	923.4
Long-term debt	7,161.9	100.2	358.9	(335.7)	7,285.3
Deferred income taxes	(38.8)	980.4	878.2	—	1,819.8
Other liabilities	95.7	27.9	385.9	—	509.5
Total liabilities	10,066.2	1,427.0	2,008.7	(2,963.9)	10,538.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	894.2	5,083.4	3,162.0	(8,245.4)	894.2
Accumulated other comprehensive loss	(199.7)	4.1	(156.0)	151.9	(199.7)
Retained earnings	110.2	693.7	3,351.4	(4,045.1)	110.2

Total shareholders’ equity	804.8	5,822.0	6,440.5	(12,262.5)	804.8
Total Liabilities and Shareholders’ Equity	$10,871.0	$7,249.0	$8,449.2	$(15,226.4)	$11,342.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited) As of December 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.1	$8.4	$29.8	$—	$42.3
Accounts receivable (less allowance for doubtful accounts of $27.8)	—	106.6	268.5	(1.2)	373.9
Affiliates receivable, net	—	—	2,517.8	(2,517.8)	—
Inventories	—	44.3	8.2	—	52.5
Deferred income taxes	14.1	25.5	5.2	—	44.8
Prepaid income taxes	62.9	—	—	—	62.9
Prepaid expenses and other	3.1	24.7	32.9	—	60.7
Assets held for sale	—	50.6	—	—	50.6

Total current assets	84.2	260.1	2,862.4	(2,519.0)	687.7
Investments in consolidated subsidiaries	10,501.9	1,260.3	321.2	(12,083.4)	—
Goodwill and other intangibles, net	—	3,930.0	1,812.5	—	5,742.5
Net property, plant and equipment	7.6	1,462.0	3,303.1	—	4,772.7
Other assets	76.9	357.2	52.4	(335.7)	150.8
Total Assets	$10,670.6	$7,269.6	$8,351.6	$(14,938.1)	$11,353.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$128.3	$0.7	$11.4	$(1.2)	$139.2
Current portion of interest rate swaps	35.4	—	—	—	35.4
Accounts payable	0.6	71.3	79.4	—	151.3
Affiliates payable, net	2,233.6	284.2	—	(2,517.8)	—
Advance payments and customer deposits	—	22.3	123.5	—	145.8
Accrued dividends	126.5	—	—	—	126.5
Accrued taxes	0.5	35.2	45.5	—	81.2
Accrued interest	171.3	2.3	0.3	—	173.9
Other current liabilities	27.4	28.5	76.3	—	132.2

Total current liabilities	2,723.6	444.5	336.4	(2,519.0)	985.5
Long-term debt	7,063.0	100.4	358.9	(335.7)	7,186.6
Deferred income taxes	(57.7)	957.6	867.7	—	1,767.6
Other liabilities	111.1	28.2	444.1	—	583.4
Total liabilities	9,840.0	1,530.7	2,007.1	(2,854.7)	10,523.1
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	833.3	5,083.4	3,161.9	(8,245.3)	833.3
Accumulated other comprehensive loss	(216.9)	4.1	(160.9)	156.8	(216.9)
Retained earnings	214.1	610.6	3,260.4	(3,871.0)	214.1

Total shareholders’ equity	830.6	5,738.9	6,344.5	(12,083.4)	830.6
Total Liabilities and Shareholders’ Equity	$10,670.6	$7,269.6	$8,351.6	$(14,938.1)	$11,353.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Three Months Ended March 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$23.5	$86.3	$91.0	$(177.3)	$23.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	80.4	125.0	—	205.4
Provision for doubtful accounts	—	1.9	6.0	—	7.9
Stock-based compensation expense	—	4.5	0.8	—	5.3
Pension expense	—	2.1	8.2	—	10.3
Equity in earnings from subsidiaries	(147.5)	(29.1)	(0.7)	177.3	—
Deferred income taxes	10.9	29.6	8.0	—	48.5
Unamortized net discount on retired debt	12.5	—	—	—	12.5
Amortization of frozen portion of swaps	13.1	—	—	—	13.1
Other, net	2.9	1.1	(0.8)	—	3.2
Changes in operating assets and liabilities, net:	151.9	(145.9)	(125.6)	—	(119.6)

Net cash provided from operations	67.3	30.9	111.9	—	210.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(41.6)	(118.0)	—	(159.6)
Other, net	(5.7)	—	—	—	(5.7)

Net cash used in investing activities	(5.7)	(41.6)	(118.0)	—	(165.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(125.9)	—	—	—	(125.9)
Repayment of debt	(2,052.7)	—	—	—	(2,052.7)
Proceeds of debt issuance, net	2,137.0	—	—	—	2,137.0
Debt issuance costs	(18.1)	—	—	—	(18.1)
Other, net	(0.5)	9.9	(1.0)	—	8.4

Net cash provided from (used in) financing	(60.2)	9.9	(1.0)	—	(51.3)
Increase (decrease) in cash and cash equivalents	1.4	(0.8)	(7.1)	—	(6.5)
Cash and Cash Equivalents:
Beginning of period	4.1	8.4	29.8	—	42.3

End of period	$5.5	$7.6	$22.7	$—	$35.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

_____

13.	Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited) Three Months Ended March 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$74.1	$85.2	$84.5	$(169.7)	$74.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	54.8	100.6	—	155.4
Provision for doubtful accounts	—	1.8	6.8	—	8.6
Stock-based compensation expense	—	0.5	3.0	—	3.5
Pension expense	—	2.5	13.2	—	15.7
Equity in earnings from subsidiaries	(138.1)	(30.1)	(1.5)	169.7	—
Deferred income taxes	9.2	0.3	(2.4)	—	7.1
Amortization of frozen portion of swaps	0.2	—	—	—	0.2
Other, net	2.9	—	(0.6)	—	2.3
Changes in operating assets and liabilities, net:	(149.5)	210.2	(154.1)	—	(93.4)

Net cash provided from (used in) operations	(201.2)	325.2	49.5	—	173.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(16.8)	(43.7)	—	(60.5)
Acquisition of NuVox, net of cash acquired	(198.4)	—	—	—	(198.4)
Other, net	—	0.6	—	—	0.6

Net cash used in investing activities	(198.4)	(16.2)	(43.7)	—	(258.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(109.2)	—	—	—	(109.2)
Repayment of debt	(3.5)	(281.0)	—	—	(284.5)
Other, net	(4.3)	0.9	(0.9)	—	(4.3)

Net cash used in financing activities	(117.0)	(280.1)	(0.9)	—	(398.0)
Increase (decrease) in cash and cash equivalents	(516.6)	28.9	4.9	—	(482.8)
Cash and Cash Equivalents:
Beginning of period	1,046.5	1.2	15.2	—	1,062.9

End of period	$529.9	$30.1	$20.1	$—	$580.1

14.	Subsequent Event:

On April 27, 2011, Windstream extended the revolving line of credit expiration from July 17, 2013 to December 17, 2015.

On May 4, 2011, Windstream declared a dividend of 25 cents per share on the Company’s common stock, which is payable on July 15, 2011 to stockholders of record on June 30, 2011.

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Basis of Presentation

Windstream Corporation (“Windstream”, “we”, “us”, “our”, or the “Company”) is a leading communications and technology solutions provider, delivering complex data, high-speed Internet, voice and transport services to customers in 29 states. Our business solutions include IP-based voice and data services, multiprotocol label switching networking, data center and managed services, hosting services and communications systems. We provide high-speed internet, voice, and digital television services to residential customers. We deliver our services and provide wholesale services over an extensive local and long-haul fiber network. As of March 31, 2011, we served approximately 3.3 million access lines, 1.3 million high-speed Internet customers, and operated approximately 60,000 fiber route miles.

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business to the extent practicable. Certain statements set forth below constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of Windstream’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Certain prior year amounts have been reclassified to conform to the 2011 financial statement presentation. These changes and reclassifications did not impact net or comprehensive income.

EXECUTIVE SUMMARY

Among the highlights in the first quarter of 2011:

•

Revenues and sales increased $175.2 million, or 20.7 percent, during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to revenues generated from acquired business. Excluding revenues in markets acquired from Iowa Telecommunications Services, Inc. (“Iowa Telecom”), Q-Comm Corporation (“Q-Comm”) and Hosted Solutions Acquisitions, LLC (“Hosted Solutions”) of $135.8 million and NuVox Inc. (“NuVox”) revenues of $59.8 million, revenues decreased $20.4 million, or 2.4 percent, during the three months ended March 31, 2011, as compared to the same period in 2010. This decline was primarily due to the decline in access lines. Partially offsetting these decreases were increases attributable to growth in data and integrated solutions connections, as discussed above.

•

Operating income increased $35.6 million, or 14.4 percent, during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to operating income from acquired business. Excluding operating income in markets acquired from Iowa Telecom, Q-Comm and Hosted Solutions of $22.1 million and NuVox operating income of $3.2 million, operating income increased $10.3 million, or 4.2 percent, during the three months ended March 31, 2011, as compared to the same period in 2010. The increase in operating income during the three months ended March 31, 2011 is attributable to decreases in merger and integration expenses and pension expense, partially offset by revenue declines associated with continued access line losses.

•

Operating income before depreciation and amortization (“OIBDA”) increased $85.6 million, or 21.3 percent, during the three months ended March 31, 2011, as compared to the same period in 2010 (see “Reconciliation of non-GAAP Financial Measures”). Excluding OIBDA in markets acquired of $77.1 million, OIBDA increased $8.5 million, or 2.1 percent. This increase is due to decreases in merger and integration and pension expenses partially offset by revenue declines associated with continued access line losses, as previously discussed.

•

Total access lines decreased by approximately 23,000, or 0.7 percent, during the first quarter of 2011. During the twelve months ended March 31, 2011, total access lines increased by approximately 177,000, or 5.7 percent. Excluding the access lines in the acquired markets of Iowa Telecom and Q-Comm totaling 288,000, access lines declined by 111,000, or 3.6 percent, over the same period.

•

Data and integrated solutions connections, which is comprised of high-speed Internet and advanced data, as well as integrated voice and data connections, increased by approximately 29,000, or 2.0 percent, during the first quarter of 2011. During the twelve months ended March 31, 2011, data and integrated solutions connections increased by approximately 192,000, or 14.6 percent. Excluding connections in the acquired markets of Iowa Telecom and Q-Comm, totaling 111,000, data and integrated solution connections increased by 81,000, or 6.2 percent, over the same period.

•

Business voice lines decreased by approximately 8,000, or 0.8 percent, during the first quarter of 2011. During the twelve months ended March 31, 2011, business voice lines increased by approximately 40,000, or 4.3 percent. Excluding the business voice lines in the acquired markets of Iowa Telecom and Q-Comm totaling 82,000, business voice lines declined by 42,000, or 4.5 percent, over the same period.

•

Consumer voice lines decreased by approximately 16,000, or 0.8 percent, during the first quarter of 2011. During the twelve months ended March 31, 2011, consumer voice lines increased by approximately 76,000, or 3.9 percent. Excluding the consumer voice lines in the acquired markets of Iowa Telecom and Q-Comm totaling 158,000, business voice lines declined by 82,000, or 4.2 percent, over the same period.

•

We recognized a loss on extinguishment of debt of $101.4 million during the three months ended March 31, 2011. This was a result of repurchasing a portion of our 2016 Notes and all of our Valor Notes. The amount represents the premium paid to repurchase the notes, write off of unamortized premiums, discounts, and debt issue costs, and bankers’ fees. These transactions were financed through new debt offerings and borrowings from our revolving line of credit. These transactions extended our debt maturities and will result in a reduction of future interest costs.

•

Interest expense increased by $23.5 million, or 19.1 percent, during the three months ended March 31, 2011, as compared to the same period in 2010. This is primarily due to an increase in long-term debt from various debt issuances used to finance acquisitions during 2010.

•

During the three months ended March 31, 2011, we generated cash flows from operations of $210.1 million, an increase of $36.6 million, or 21.1 percent, as compared to the same period in 2010. This increase was primarily attributable to the cash flows generated from acquired businesses, the $14.3 million decrease in merger and integration costs incurred and a $16.8 million net refund in income taxes received in the first quarter of 2011 as compared to the same period in 2010. It was partially offset by $32.0 million increase in cash interest paid during the three months ended March 31, 2011. Cash flows from operations were used to fund capital expenditures and to pay dividends to shareholders.

We face significant competitive challenges in the telecommunications industry. To address these challenges, we are focused on growing our total business revenues and consumer high-speed Internet revenues, which represented approximately 60.4 percent of total revenues and sales for the three months ended March 31, 2011, as compared to 50.5 percent for the same period in 2010. We expect continued growth in demand for these services across our customer base. In addition, we believe that our strategy of bundling consumer voice services with our high-speed Internet service offering will allow us to add new customers and mitigate churn.

STRATEGIC TRANSACTIONS

Acquisitions

On December 2, 2010 , we completed the acquisition of Q-Comm, a privately held regional fiber transport provider and competitive local exchange carrier (“CLEC”). This acquisition significantly enhanced the scale of our fiber network, increased our business customer base and revenues, and provided opportunities for operating synergies in Windstream and Q-Comm markets. Under the terms of the merger agreement, we paid $279.1 million in cash, net of cash acquired, and issued approximately 20.6 million shares of Windstream common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. We also repaid $266.2 million in outstanding indebtedness and related liabilities on existing swap agreements of Q-Comm. The transaction included Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. (“Norlight”), a CLEC serving approximately 5,500 business customers.

On December 1, 2010 , we completed the acquisition of Hosted Solutions in an all-cash transaction valued at $312.8 million, which included a $2.8 million net working capital adjustment, net of cash acquired. We financed the transaction through cash reserves and revolving credit capacity. Hosted Solutions, based in Raleigh, N.C., is a leading regional data center and managed hosting provider focused on enterprise-class Infrastructure as a Service (IaaS) solutions (managed hosting, managed services, colocation, cloud computing and bandwidth) for small and medium-sized business customers as well as large enterprises. With this acquisition we added five state-of-the-art data centers in Raleigh, NC, Charlotte, NC, and Boston, MA which serve more than 600 customers. As of March 31, 2011, we operated a total of 12 data centers across the country.

On June 1, 2010, we completed our acquisition of Iowa Telecom, based in Newton, Iowa. This acquisition provides us with a sizable operating presence in the upper Midwest. As of June 1, 2010, Iowa Telecom provided service to approximately 208,000 incumbent local exchange carrier (“ILEC”) access lines, 39,000 CLEC access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of Windstream common stock and $7.90 in cash. We paid approximately $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of our common stock valued at $280.8 million on the date of issuance. In addition, we repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of approximately $628.9 million.

On February 8, 2010, we completed our acquisition of NuVox, a CLEC based in Greenville, South Carolina. Consistent with our focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 104,000 business customer locations in 16 contiguous Southwestern and Midwest states. NuVox’s services include voice over internet protocol, local and long-distance voice, high-speed Internet access, email, voicemail, web hosting, secure electronic data storage and backup, internet security and virtual private networks. Many of these services are delivered over a secure, privately-managed IP network, using a multiprotocol label switch backbone and distributed IP voice switching architecture. In accordance with the NuVox merger agreement, we acquired all of the issued and outstanding shares of common stock of NuVox for $198.4 million in cash, net of cash acquired, and issued approximately 18.7 million shares of Windstream common stock valued at $185.0 million on the date of issuance. We also repaid outstanding indebtedness and related liabilities on existing swap agreements of NuVox approximating $281.0 million.

RESULTS OF OPERATIONS

The following table summarizes the Company’s operating results as of March 31:

	Three Months Ended March 31,
(Dollars in millions, customers and lines in thousands) (a) (b)	2011	2010
Revenues and sales:
Service revenues:
Business	$492.2	$338.6
Consumer	351.2	333.6
Wholesale	153.2	156.2

Total service revenues	996.6	828.4
Product sales	26.5	19.5

Total revenues and sales	1,023.1	847.9
Costs and expenses:
Cost of services	367.5	295.2
Cost of products sold	20.1	16.3
Selling, general, administrative and other	138.7	111.0
Depreciation and amortization	205.4	155.4
Merger and integration costs	9.0	23.2

Total costs and expenses	740.7	601.1
Operating Income	282.4	246.8
Other income (expense), net	2.6	(0.3)
Loss on early extinguishment of debt	(101.4)	—
Interest expense	(146.5)	(123.0)

Income before income taxes	37.1	123.5
Income taxes	13.6	49.4

Net income	$23.5	$74.1
Voice lines in service:
Consumer	2,022.8	1,946.7
Business	968.2	927.9
Wholesale (c)	29.6	15.9

Total voice lines in service	3,020.6	2,890.5

Data and integrated solutions:
High-speed Internet	1,331.7	1,167.9
Advanced data and integrated solutions (d)	170.1	142.7

Total data and integrated solutions	1,501.8	1,310.6
Special access circuits	100.4	81.4
Access lines (e)	3,291.1	3,114.6
Digital television customers	440.4	381.8
Total connections (f)	5,063.2	4,664.3

(a)	Results from operations include results from the former NuVox, Iowa Telecom, Hosted Solutions and Q-Comm operations following their acquisitions on February 8, 2010, June 1, 2010, December 1, 2010 and December 2, 2010, respectively. In the discussion and analysis provided below regarding changes in consolidated revenues and expenses in 2011 the impact of the acquisitions on these changes is considered to be the revenues and expenses recognized during the period of each year for which results from the acquired operations are not included in the comparative period of the prior year.

(b)	Certain prior year amounts were reclassified to conform to the current presentation and these changes had no impact on operating income.

(c)	Wholesale units include pay stations, unbundled network elements and other units receiving voice and data services sold to other carriers on a wholesale basis.

(d)	Advanced data and integrated solutions consists of private line, virtual LAN and virtual private network services as well as services that offer integrated data and voice solutions.

(e)	Access lines include voice lines, advanced data and integrated solutions and special access circuits.

(f)	Total connections include voice lines, data and integrated solutions, special access circuits and digital television customers.

Business Service Revenues

Business service revenues are generated through the provision of data services, integrated solutions, and voice services to business customers. For the twelve months ended March 31, 2011, advanced data and integrated solution connections increased by approximately 27,000, or 19.2 percent. Excluding the impact of acquired markets of Iowa Telecom and Q-Comm totaling 12,000, advanced data and integrated solution connections increased by 15,000, or 10.4 percent, over the same period.

We experience competition in the business channel from cable, wireless, and other incumbent and competitive local telecommunication service providers. To meet competitive demands, we are deploying advanced data services and investing in our sales channels, and we have reorganized our service and delivery teams to better align our activities with the needs of our business customers.

We expect revenues in the business channel to be favorably impacted by increasing demand for data services, and through the expansion of our competitive local exchange carrier services into targeted markets located contiguously with existing Windstream operations. We also expect business revenues to be favorably impacted by the growth in our fiber transport and data center and managed services offerings, primarily driven by our recent acquisitions of Q-Comm and Hosted Solutions. However, competition and weakness in the economy may have the effect of suppressing near term growth in these revenues. For the twelve months ended March 31, 2011, business voice lines increased by approximately 40,000. Excluding the impact of acquired businesses, business voice lines decreased by approximately 42,000, or 4.5 percent. Voice lines have been unfavorably impacted by customer migration to our integrated solutions capable of delivering both voice and data services over a single IP connection.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended March 31, 2011
(Millions)	Increase (Decrease)%
Due to acquired companies	$148.0
Due to increases in data and integrated solutions revenues (a)	6.8
Due to increases in special access revenues (b)	5.4
Due to increases in high-speed Internet revenues	0.7
Due to decreases in voice, long distance and other revenues (c)	(7.3)
Total business revenues	$153.6	45%

(a)	Increases in data and integrated solutions revenues were primarily due to demand for advanced data services.

(b)	Increases in special access revenues, which primarily represent monthly recurring charges for dedicated circuits, were attributable to strong demand from wireless and other carriers.

(c)	Decreases in voice service revenues were primarily attributable to the decline in voice lines.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to residential customers. We expect consumer revenues to be unfavorably impacted by competition from cable television providers, wireless communications providers and voice service providers using other emerging technologies. For the twelve months ended March 31, 2011, consumer voice lines increased by approximately 76,000 or 3.9 percent. Excluding the impact of acquired businesses, consumer voice lines declined by approximately 82,000 or 4.2 percent.

Increasing demand for high-speed Internet service, together with continued migration to higher speeds and sales of other internet related services, are expected to offset some of the consumer revenue declines from the unfavorable voice line trends noted above. For the twelve months ended March 31, 2011, consumer high-speed Internet customers increased by approximately 149,000, or 14.2 percent. Excluding the impact of acquired businesses, consumer high-speed Internet customers increased by approximately 63,000, or 6.0 percent. As of March 31, 2011, we provided high-speed Internet service to approximately 40.5 percent of total access lines in service and 63.0 percent of primary residential lines in service. As of March 31, 2011, approximately 88.5 percent of our total access lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2011, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service shrinks.

To combat competitive pressures in our markets, we emphasize our bundle service strategy and continue to enhance our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice line, long distance plans, high-speed Internet and video services. These service bundles, including our latest bundles that carry a price-for-life guarantee, have positively impacted our operating trends. We will continue to focus our sales and marketing efforts on promotion of bundle service offerings, which we believe will allow us to compete effectively for new customers and reduce customer churn.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended March 31, 2010
(Millions)	Increase (Decrease)%
Due to acquired companies	$27.9
Due to increases in high-speed Internet revenues (a)	10.3
Due to increases in miscellaneous revenues (b)	1.4
Due to decreases in voice and long distance revenues (c)	(22.0)
Total consumer revenues	$17.6	5%

(a)	Increases in high-speed Internet revenues are primarily due to the increase in high-speed Internet customers, previously discussed.

(b)	Increases in miscellaneous revenues were primarily attributable to bundled service growth.

(c)	Decreases in voice service revenues were primarily attributable to declines in voice lines and to the impact of discounts on voice features included in the Company’s bundle offerings.

Wholesale Service Revenues

Wholesale service revenues include voice and data services sold on a wholesale basis to other carriers and usage sensitive charges to long distance companies and other local exchange carriers for access to the Company’s network in connection with the completion of interstate and intrastate long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our facilities. Universal service fund (“USF”) revenues and other surcharges which subsidize the cost of providing wireline services in high cost areas are also included in wholesale service revenues. Revenues from these services are expected to decline due to unfavorable trends in consumer, business and wholesale voice lines.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended March 31, 2011
(Millions)	Increase (Decrease)%
Due to acquired companies	$16.1
Due to decreases in USF revenues (a)	(1.0)
Due to decreases in voice and miscellaneous revenues	(3.5)
Due to decreases in switched access revenues (b)	(14.6)
Total wholesale revenues	$(3.0)	(2)%

(a)	Decreases in USF revenues resulted from decreases in both state and federal funds received. As Windstream continues to implement cost saving measures, we expect USF revenues to continue to decline.

(b)	Decreases in switched access revenues were due to continued voice line loss and the Company’s phased reduction of interstate access rates. On July 1, 2010, the Company implemented another phase of rate reductions, resulting in a decline in switched access revenues of $0.7 million for the three months ended March 31, 2011, as compared to the same period of 2010.

Product Sales

Product sales include data and communications equipment sold to business customers, as well as high-speed Internet modems, home networking equipment, computers and other equipment sold to consumers. The Company also sells network equipment to contractors on a wholesale basis. The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended March 31, 2011
(Millions)	Increase (Decrease)%
Due to acquired companies	$3.4
Due to increases in contractor sales (a)	3.2
Due to increases in consumer product sales	0.7
Due to decreases in business product sales	(0.3)
Total product sales	$7.0	21%

(a)	Increases in contractor sales were due to an expected increase in network construction during 2011.

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

	Three Months Ended March 31, 2011
(Millions)	Increase (Decrease)%
Due to acquired companies	$81.9
Due to increases in network operations and other (a)	1.1
Due to increases in federal USF expense (b)	1.0
Due to decreases in pension expense (c)	(4.6)
Due to decreases in interconnection expense (d)	(7.1)
Total cost of services	$72.3	24%

(a)	Increases in network operations and other expenses were due to increases in network support costs and charges incurred to provide voice features and ancillary data services to customers.

(b)	Increases in federal USF expense contributions were primarily due to an increase in the USF contribution factors from 14.1 percent to 15.5 percent for the quarter ended March 31, 2010 and 2011, respectively.

(c)	Decreases in pension expense were attributable to lower pension amortization in 2011 as a result of better than expected returns generated on pension plan assets during 2010.

(d)	Decreases in interconnection expenses are due to the favorable impact of network efficiency projects, the impact of voice line losses and rate reductions. Partially offsetting these decreases were increases associated with purchases of higher capacity circuits to service the growth in data customers.

Cost of Products Sold

Cost of products sold represent the cost of equipment sales to customers. The following table reflects the primary drivers of year-over-year changes in cost of product sold:

	Three Months Ended March 31, 2011
(Millions)	Increase (Decrease)%
Due to acquired companies	$2.5
Due to increases in costs of contractor sales (a)	3.2
Due to decreases in equipment sales to business customers	(0.7)
Due to decreases in consumer costs of products sold (b)	(1.2)
Total cost of products sold	$3.8	23%

(a)	Increases in contractor expenses were consistent with the increase in contractor sales.

(b)	Decreases in consumer costs of products sold are primarily due to declines in consumer broadband equipment costs.

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

	Three Months Ended March 31, 2011
(Millions)	Increase (Decrease)%
Due to acquired companies	$23.5
Due to increases in sales and advertising expense and other (a)	5.7
Due to decreases in pension expense (b)	(1.5)
Total selling, general, administrative and other expenses	$27.7	25%

(a)	Increases in sales and advertising expense and other were due to increased spending to support sales of our price-for-life bundles and increased advertising and commissions costs for the business channel. This increase was partially offset by approximately $2.0 million in data center migration costs incurred during the first quarter of 2010.

(b)	Decreases in pension expense were attributable to lower pension amortization in 2011 as a result of better than expected returns generated on pension plan assets during 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of the Company’s plant assets and the amortization of its definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended March 31, 2011
(Millions)	Increase (Decrease)%
Due to depreciation of acquired companies	$23.4
Due to amortization of intangible assets acquired in the purchase of acquired businesses	28.3
Due to increases in depreciation expense	1.3
Due to decreases in amortization expense (a)	(3.0)
Total depreciation and amortization expense	$50.0	32%

(a)	Decreases in amortization expenses were due to the use of accelerated amortization methods.

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

Merger and integration costs are unpredictable by nature and include costs incurred during strategic transactions such as transaction costs, rebranding costs and system conversion costs. Set forth below is a summary of merger and integration costs for the three months ended March 31:

	Three Months Ended
(Millions)	2011	2010
Merger and integration costs
Transaction costs associated with acquisitions (a)	$2.4	$13.6
Employee related transition costs (b)	5.0	9.1
Computer system and conversion costs	1.5	0.4
Signage and other rebranding costs	—	0.1

Total merger and integration costs	8.9	23.2
Restructuring charges	0.1	—

Total merger, integration and restructuring charges	$9.0	$23.2

(a)	During the first quarter of 2011, we incurred acquisition related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Iowa Telecom, Q-Comm and Hosted Solutions. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations.

(b)	During the first quarter of 2011, we incurred $1.3 million, $2.1 million, $1.3 million and $0.3 million in employee transition costs, primarily severance related, for NuVox, Iowa Telecom, Q-Comm and Hosted Solutions, respectively.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of March 31, 2011 we had unpaid merger, integration and restructuring liabilities totaling $4.8 million, which consisted of $3.0 million of accrued severance costs primarily associated with the integration of Iowa Telecom, Q-Comm and Hosted Solutions. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. These payments will be funded through operating cash flows (see Note 9).

Operating Income

Operating income increased $35.6 million, or 14.4 percent, during the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to operating income from acquired business. Excluding operating income in markets acquired of $25.3 million, operating income increased $10.3 million, or 4.2 percent, during the three months ended March 31, 2011, as compared to the same period in 2010. The increase in operating income during the three months ended March 31, 2011 is attributable to decreases in merger and integration expenses and pension expense, partially offset by revenue declines associated with continued access line losses.

Other Income (Expense), Net

Other income (expense), net was comprised of the following for the three months ended March 31:

(Millions)	2011	2010
Investment income	$1.5	$1.4
Interest expense on undesignated swaps	—	(1.3)
Mark-to-market of interest rate swap agreement	—	(0.5)
Other income, net	1.1	0.1

Other income, net	$2.6	$(0.3)

Other income (expense), net increased $2.9 million in the three months ended March 31, 2011, as compared to the same period of 2010. Increases were primarily due to the $1.3 million interest expense and $0.5 million loss associated with the undesignated swaps recognized during the first quarter of 2010. During the fourth quarter 2010, the undesignated swaps were redesignated as part of the blend and extend (see Note 5).

Loss on Extinguishment of Debt

During the three months ended March 31, 2011, we purchased $1,161.3 million of our 2016 Notes and all $400.0 million of our Valor Notes. We financed these transactions with proceeds from the issuance of the 2020 Notes, the 2021 Notes, the 2023 Notes, and borrowings from our revolving line of credit. These transactions extended our existing debt maturities and will result in lower future interest costs. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $101.4 million during the period.

The loss is detailed as follows:

Three Months Ended
(Millions)	2011
2016 Notes:
Premium on early redemption	$75.5
Unamortized discount on original issuance	18.2
Third party fees for early redemption	2.7
Unamortized debt issuance costs on original issuance	0.8

Loss on early extinguishment for 2016 Notes	97.2

Valor Notes:
Premium on early redemption	10.3
Third party fees for early redemption	0.4
Unamortized premium on original issuance	(6.5)

Loss on early extinguishment for Valor Notes	4.2

Total loss on early extinguishment of debt	$101.4

Interest Expense

Interest expense was as follows for the three months ended March 31:

	Three Months Ended March 31,
(Millions)	2011	2010
Senior secured credit facility, Tranche A	$1.8	$1.7
Senior secured credit facility, Tranche B, net of interest rate swaps	27.0	24.2
Senior secured credit facility, revolving line of credit	2.9	1.1
Senior unsecured notes	109.9	86.7
Notes issued by subsidiaries	5.6	9.6
Other interest expense	0.1	0.1
Less capitalized interest expense	(0.8)	(0.4)

Total interest expense	$146.5	$123.0

Interest expense increased $23.5 million, or 19.1 percent, in the three months ended March 31, 2011, as compared to the same period of 2010. This is primarily due to an increase in long-term debt from various debt issuances used to finance acquisitions during 2010.

Income Taxes

Income tax expense decreased $35.8 million, or 72.5 percent, for the quarter ended March 31, 2011, as compared to the same period of 2010. The decrease in income tax expense is primarily due to our decrease in income before taxes. Our effective tax rate decreased to 36.7 percent for the quarter ended March 31, 2011 as compared to 40.0 percent in the corresponding period of 2010. The decrease in the effective rate is primarily due to a discrete item in the first quarter of 2011 related to recognition of a benefit of interest income on a tax refund through income tax expense. The impact of this discrete item is immaterial to the estimated annual effective income tax rate.

For 2011, our annual effective income tax rate is expected to range between 38.0 and 39.0 percent, excluding one time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

Regulatory Matters

Our incumbent local exchange carrier subsidiaries (the “ILECs”) are regulated by both federal and state agencies. Our interstate products and services and the related earnings are subject to federal regulation by the Federal Communications Commission (“FCC”) and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over matters including, but not limited to, interstate switched and special access rates, as well as high-speed Internet service offerings. It also regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. The state PSCs have jurisdiction over matters including local service rates, intrastate access rates, quality of service, the disposition of public utility property, and the issuance of securities or debt by the local operating companies. This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 22, 2011.

Federal Regulation and Legislation

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, the ARRA allocated approximately $7.2 billion for the expansion of broadband services to unserved and underserved areas. The RUS approved eighteen of our applications in thirteen states totaling $181.3 million in grants on projects with a total estimated cost of $241.7 million, including our $60.4 million matching share. We began these projects in the first quarter of 2011 and have various contracts currently under review with the RUS. As such, during the first quarter of 2011 we began contributing our matching funds into a pledged deposit account, reflected as restricted cash on our balance sheet. We expect to apply for reimbursement for stimulus expenditures during the second quarter of 2011.

On April 7, 2011, the FCC released an order revising its pole attachment rules to reduce the costs incurred by certain providers, including Windstream, to deploy telecommunications and broadband networks. The order lowers pole attachment rates based on a formula already applied to cable companies, and allows incumbent local exchange carriers to file complaints with the FCC in the event they believe a rate is not reasonable. The order also establishes a timeframe with a limit of 148 days for completing a carrier’s request to attach in the communications space of a pole. In the event the pole owner does not abide by the timeframe established in the order, the requesting carrier may use an independent contractor approved by the pole owner to perform the required work. The revised rules will slightly improve the costs and the timeframes experienced by the Company when it attaches its equipment to poles owned by electric companies and other communications providers. We expect the regulation to make it easier to provide competitive services in new markets.

The following table reflects the minute-driven components of Windstream’s inter-carrier compensation revenues for the three months ended March 31, 2011:

Revenues
	Originating Traffic		Terminating Traffic
	Minutes	Rate	Minutes	Rate
	(Thousands)		(Thousands)
Interstate switched access	888,221	$0.0060	897,192	$0.0060
Intrastate switched access	402,293	$0.0370	732,895	$0.0360
Local interconnection			1,148,102	$0.0110

In addition, inter-carrier and reciprocal compensation expense totaled $15.4 million and $30.9 million for the three-month periods ended March 31, 2011 and 2010, respectively.

State Regulation

Most states in which our ILEC subsidiaries operate provide alternatives to rate-of-return regulation for local and intrastate services. We have elected alternative regulation for our ILEC subsidiaries in all states except New York. We continue to evaluate alternative regulation options in New York where our ILEC subsidiary remains subject to rate-of-return regulation.

State Universal Service Funds and Texas Large Company High Cost Program Settlement

We recognize revenue from the receipt of state universal service funds (“USF”) in a limited number of states in which we operate. In the first quarter 2011, we recognized $32.9 million in state universal service revenue, which included approximately $21.6 million from the Texas USF. In the same period of 2010, we received $33.5 million in state universal service support, which included approximately $24.9 million from the Texas USF. These payments are intended to provide additional support beyond the federal USF receipts for the high cost of operating in rural markets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash flows from operations are our primary source of liquidity. We expect that cash flows from operations will be sufficient to fund our ongoing operating requirements, capital expenditures, an additional $7.0 million contribution to the Windstream Pension Plan during the fourth quarter, scheduled principal and interest payments and dividends on our common stock during 2011. Any temporary cash needs will be funded through borrowings available under our revolving line of credit.

Our board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors and is subject to the Company’s restricted payment capacity, which was $868.4 million as of March 31, 2011, as determined in accordance with our debt covenants. We build additional capacity through cash flows generated from operations while dividends, share repurchases and certain restricted investments reduce the available restricted payments capacity.

The following table summarizes our cash flow activities for the three month period ended March 31:

	Three Months Ended March 31,
(Millions)	2011	2010
Cash flows from (used in):
Operating activities	$210.1	$173.5
Investing activities	(165.3)	(258.3)
Financing activities	(51.3)	(398.0)

Decrease in cash and cash equivalents	$(6.5)	$(482.8)

Operating Cash Flows

Cash from operating activities primarily represents the amount of cash generated by the ongoing operations of our business after the payment of operating obligations. During the three months ended March 31, 2011, cash flows from operations increased by $36.6 million, as compared to the same period in 2010. This increase was primarily attributable to the cash flows generated from acquired businesses, the $14.3 million decrease in merger and integration costs incurred and a $16.8 million net refund in income taxes received in the first quarter of 2011 as compared to the same period in 2010. It was partially offset by a $32.0 million increase in cash interest paid during the three months ended March 31, 2011.

Investing Cash Flows

Cash used in investing activities primarily includes investments in our telecommunications network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. During the three months ended March 31, 2011, cash flows used in investing activities decreased by $93.0 million as compared to the same period in 2010. This decrease was primarily due to the $198.4 million of cash used to complete the acquisitions of NuVox, offset by an increase in capital expenditures.

Capital expenditure spending increased $99.1 million during the three months ended March 31, 2011 as compared to the same period in 2010. This increase is driven by initiatives to enhance our network, success-based build-out of fiber to wireless towers, and expansion of our data center presence. Due to expected increases in success-based build-out of fiber to wireless tower deals and data center opportunities, we have revised our 2011 capital expenditure forecast to a range of $570 million to $630 million.

Financing Cash Flows

Cash used in financing activities decreased by $346.7 million for the three months ended March 31, 2011, as compared to the same period in 2010. This decrease was primarily due to the repayment of approximately $281.0 million in debt and related swap agreements assumed from NuVox in 2010.

During the first quarter of 2011, we issued $1,250.0 million in additional notes and extended the maximum line of credit under our revolving credit agreement from $750.0 million to $1,250.0 million. The proceeds from the additional notes, along with borrowings from the revolving line of credit, were used to retire $1,561.2 million in outstanding indebtedness. This included $1,161.3 million of our 2016 Notes and all $400.0 million of our Valor Notes. These transactions allowed us to extend our existing debt maturities and lower our future interest costs.

The financial ratios required by our senior secured credit facilities and indentures include certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”).

These non-GAAP financial measures are presented below for the sole purpose of demonstrating compliance with our debt covenants:

(Millions, except ratios)	March 31, 2011
Gross Leverage ratio:
Total debt	$7,423.0

Operating income, last twelve months	$1,065.9
Depreciation and amortization, last twelve months	743.6
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	203.2

Adjusted EBITDA	$2,012.7

Leverage ratio (b)	3.69

Maximum gross leverage ratio allowed	4.50

Interest coverage ratio:
Adjusted EBITDA	$2,012.7

Interest expense, last twelve months	$545.2
Adjustments required by the credit facilities and indentures (c)	20.0

Adjusted interest expense	$565.2

Interest coverage ratio (d)	3.56

Minimum interest coverage ratio allowed	2.75

(a)	Adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”), adjusts EBITDA primarily to include the preacquisition operating income before depreciation and amortization, pension and stock-based compensation expense and non-recurring merger, integration and restructuring charges of acquired businesses.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)	Adjustments required by the credit facility and indentures primarily represent pro forma interest on the $1,250.0 million in debt issued in the first quarter of 2011, offset by a decrease in pro forma interest for the debt retired. In addition, adjustments are required for capitalized interest and amortization of the discount on long-term debt, net of premiums.

(d)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

In addition, certain agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2011, we were in compliance with all such covenants and restrictions.

As of March 31, 2011, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted us the following senior secured and senior unsecured credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B+	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Stable	Stable	Stable

Factors that could affect our short and long-term credit ratings would include, but are not limited to, a material decline in our operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If our credit ratings were to be downgraded, we may incur higher interest costs on future borrowings, and our access to the public capital markets could be adversely affected. Our exposure to interest risk is further discussed in the Market Risk section below. A downgrade in our current short or long-term credit ratings would not accelerate scheduled principal payments of our existing long-term debt.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity in the future.

Contractual Obligations and Commitments

As discussed in Note 5, on January 24, 2011, we completed the private placement of an additional $200.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020 (“Additional 2020 Notes”). On March 16, 2011, we completed the private placement of $600.0 million in aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023 (“2023 Notes”) and on March 28, 2011, we completed the private placement of $450.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021 (“2021 Notes”). Proceeds from the issuances totaled approximately $206.0 million, $588.0 million and $440.6 million, respectively and were used to retire the 7.75 percent Senior Notes due 2015 and a portion of our outstanding 8.625 percent Senior Notes due 2016.

Set forth below is a summary of future repayments of long-term debt obligations and related interest expense as of March 31, 2011, to include the Additional 2020 Notes, the 2023 Notes and the 2021 Notes.

	Payments due by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$137.7	$1,842.1	$1,029.7	$4,435.6	$7,445.1
Interest payments on long-term debt obligations (b)	427.3	900.6	751.8	1,287.6	3,367.3

Total projected long-term debt and interest payments	$565.0	$2,742.7	$1,781.5	$5,723.2	$10,812.4

(a)	Excludes $22.1 million of unamortized discounts (net of premiums) included in long-term debt at March 31, 2011.

(b)	Variable rates on tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.30 percent at March 31, 2011.

Otherwise, there have been no significant changes in the Company’s contractual obligations and commitments since December 31, 2010 as set forth in the Company’s Annual Report on Form 10-K.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended March 31,
(Millions)	2011	2010
Operating income	$282.4	$246.8
Depreciation and amortization	205.4	155.4
OIBDA (a)	487.8	402.2	21.3%

(a)	OIBDA is defined as operating income plus depreciation and amortization expense. Management believes this measure provides investors with insight into the core earnings capacity of providing telecommunications services to its customers.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K, we identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies.

Effective January 1, 2011, Windstream changed its goodwill reporting units from one unit to two. See Note 2 for further discussion of the change in reporting units.

There were no other material changes to our critical accounting policies during the three month period ended March 31, 2011.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Windstream and our management may include, certain forward-looking statements. Windstream claims the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward looking statements include, but are not limited to, statements about expected levels of support from universal service funds or other government programs, expected rates of loss of access lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that Windstream believes are reasonable but are not guarantees of future events and results. Actual future events and results of Windstream may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Our market risks at March 31, 2011 are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 22, 2011. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not directly own significant marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries. However, our pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

Interest Rate Risk

We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates under our senior secured credit facilities. Under our current policy, we enter into interest rate swap agreements to obtain a targeted mixture of variable and fixed rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of Windstream’s total debt outstanding. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity. We do not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Our management periodically reviews exposure to interest rate fluctuations and implements strategies to manage the exposure.

To offset the interest rate risk introduced in our variable rate senior secured credit facilities, we have entered into four pay fixed, receive variable interest rate swap agreements maturing on October 17, 2015. They are designated as cash flow hedges of the interest rate risk created by the variable interest rate on Tranche B of the senior secured credit facilities, which has varying maturity dates from July 17, 2013 to December 17, 2015. The variable interest rate paid on Tranche B resets on the seventeenth day of each quarter to the three-month LIBOR.

The swaps will amortize quarterly to a notional value of $900.0 million in 2013, where they will remain until maturity on October 17, 2015 ($1,075.0 million as of March 31, 2011). Effective January 17, 2011, our weighted average fixed rate was 4.553 percent. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR.

As of March 31, 2011, amounts outstanding under our variable rate senior secured credit facilities exceed the unamortized notional value of the four interest rate swap agreements by $1,103.2 million, or approximately 14.9 percent of our total outstanding long-term debt. As a result, a hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $11.0 million. Actual results may differ from this estimate.

Equity Risk

We are exposed to market risk through pension plan investments. The fair market value of these investments, totaling $942.7 million at March 31, 2011, increased 8.3 percent from $870.5 million at December 31, 2010, due to a return on plan assets of $32.8 million, or 3.8 percent, a stock contribution with an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $60.6 million, partially offset by $21.2 million in routine benefit payments and administrative expenses.

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

WINDSTREAM CORPORATION

FORM 10-Q

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, our management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on our future consolidated results of income, cash flows or financial condition.

In addition, our management is currently not aware of any environmental matters that, individually or in the aggregate, would have a material effect on our consolidated financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting Windstream’s businesses that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 22, 2011.

Item 5. Other Information

The Company’s Annual Stockholders’ Meeting was held on May 4, 2011 in Little Rock, Arkansas. At the meeting, the following items were submitted to a vote of stockholders.

1.	The stockholders elected all persons nominated to serve as a director as set forth in the Company’s Proxy Statement dated March 24, 2011, with the following vote results:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-votes
Carol B. Armitage	272,788,260	3,235,908	1,909,970	166,117,748
Samuel E. Beall, III	267,313,815	8,755,505	1,861,598	166,117,748
Dennis E. Foster	267,266,675	8,812,529	1,853,717	166,117,748
Francis X. Frantz	272,352,990	3,652,566	1,927,365	166,117,748
Jeffery R. Gardner	272,789,010	3,313,788	1,830,584	166,117,748
Jeffrey T. Hinson	272,788,155	3,293,891	1,850,518	166,117,748
Judy K. Jones	272,551,632	3,474,991	1,907,515	166,117,748
William A. Montgomery	267,451,854	8,561,093	1,920,435	166,117,748
Alan L. Wells	272,683,217	3,354,839	1,896,082	166,117,748

2.	The stockholders voted upon and approved a nonbinding proposal on executive compensation with 251,996,642 votes for, 23,022,515 votes against, 2,914,225 abstentions and 166,117,748 broker non-votes.

3.	The stockholders voted upon and approved an annual frequency vote under a nonbinding proposal on the frequency of advisory votes on executive compensation with 236,170,393 votes for annual frequency, 4,416,251 votes for every 2 years, 34,641,209 votes for every 3 years, 2,706,167 abstentions, and 166,117,748 broker non-votes.

4.	The stockholders voted upon and ratified the appointment of PricewaterhouseCoopers LLP as Windstream’s independent registered public accountants for 2011 with 437,109,562 votes for, 4,807,093 votes against, and 2,134,739 abstentions.

5.	The stockholders voted upon and rejected a stockholder proposal entitled “Cumulative Voting” with 84,457,096 votes for, 189,711,230 votes against, 3,765,801 abstentions and 166,117,748 broker non-votes.

6.	The stockholders voted upon and rejected a stockholder proposal entitled “Transparency And Accountability In Corporate Spending On Political Activities” with 101,905,632 votes for, 140,914,457 votes against, 35,114,049 abstentions and 166,117,748 broker non-votes.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 47.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Anthony W. Thomas
Anthony W. Thomas
Chief Financial Officer
(Principal Financial Officer)
May 5, 2011

WINDSTREAM CORPORATION

FORM 10-Q

INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

4.1	Indenture, dated as of March 28, 2011, among Windstream Corporation, certain subsidiaries of Windstream Corporation as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K dated March 28, 2011).	*

4.2	Form of 7.75% Senior Note due 2021(incorporated herein by reference to the Note included in Exhibit 4.1 to Current Report on Form 8-K dated March 28, 2011).	*

4.3	Registration Rights Agreement, dated as of March 28, 2011, among Windstream Corporation, certain subsidiaries of Windstream Corporation as guarantors thereto, and J.P. Morgan Securities LLC, as representative of the several initial purchasers of the 7.75% Senior Notes due 2021 of Windstream Corporation (incorporated herein by reference to Exhibit 4.3 to Current Report on Form 8-K dated March 28, 2011).	*

4.4	Indenture, dated as of March 16, 2011, among Windstream Corporation, certain subsidiaries of Windstream Corporation as guarantors thereto, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K dated March 16, 2011).	*

4.5	Form of 7.50% Senior Note due 2023 (incorporated herein by reference to the Note included in Exhibit 4.1 to Current Report on Form 8-K dated March 16, 2011).	*

4.6	Registration Rights Agreement, dated as of March 16, 2011, among Windstream Corporation, certain subsidiaries of Windstream Corporation as guarantors thereto, and Citigroup Global Markets Inc., as representative of the several initial purchasers of the 7.50% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Exhibit 4.3 to Current Report on Form 8-K dated March 16, 2011).	*

4.7	Amendment No. 2. dated as of April 27, 2011 to Second Amended and Restated Credit Agreement dated as of October 19, 2009, by and among Windstream Corporation and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the consenting lenders (incorporated herein by reference to Exhibit 4.3 to Current Report on Form 8-K dated April 27, 2011).	*

4.8	Incremental Facility Amendment and Joinder Agreement No. 2 dated as of March 18, 2011 to the Second Amended and Restated Credit Agreement dated as of October 19, 2009 among Windstream Corporation and JPMorgan Chase Bank, N.A., as administrative agent, and the additional lenders named therein.	(a)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

(*)	Filed herewith.