Form 10-Q
period 2011-06-30
WINDSTREAM CORP
filed 2011-08-05
CIK 1282266

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  ☐  YES  ☒  NO
Number of common shares outstanding as of August 1, 2011: 509,964,187
The Exhibit Index is located on page 54.

Tables of Contents

WINDSTREAM CORPORATION
FORM 10-Q

 _____________
*    No reportable information under this item.

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2011	2010	2011	2010
Revenues and sales:
Service revenues	$1,002.4	$898.0	$1,999.0	$1,726.4
Product sales	28.0	19.3	54.5	38.8
Total revenues and sales	1,030.4	917.3	2,053.5	1,765.2
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	376.0	331.9	743.5	627.1
Cost of products sold	24.0	17.9	44.1	34.2
Selling, general and administrative	135.4	128.3	274.1	239.3
Depreciation and amortization	197.0	167.7	402.4	323.1
Merger, integration and restructuring	5.2	17.3	14.2	40.5
Total costs and expenses	737.6	663.1	1,478.3	1,264.2
Operating income	292.8	254.2	575.2	501.0
Other expense, net	(3.2)	(0.9)	(0.6)	(1.2)
Loss on early extinguishment of debt	(2.5)	—	(103.9)	—
Interest expense	(136.4)	(123.6)	(282.9)	(246.6)
Income before income taxes	150.7	129.7	187.8	253.2
Income taxes	57.5	50.7	71.1	100.1
Net income	$93.2	$79.0	$116.7	$153.1
Basic and diluted earnings per share
Net income	$.18	$.17	$.23	$.33
See the accompanying notes to the unaudited interim consolidated financial statements.

Tables of Contents

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$52.1	$42.3
Restricted cash	7.3	—
Accounts receivable (less allowance for doubtful accounts of $28.0 and $27.8, respectively)	371.7	373.9
Inventories	56.4	52.5
Deferred income taxes	33.6	44.8
Prepaid income taxes	76.6	62.9
Prepaid expenses and other	64.3	60.7
Assets held for sale	51.2	50.6
Total current assets	713.2	687.7
Goodwill	3,724.3	3,704.0
Other intangibles, net	1,922.4	2,038.5
Net property, plant and equipment	4,804.2	4,772.7
Other assets	165.1	150.8
Total Assets	$11,329.2	$11,353.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$142.7	$139.2
Current portion of interest rate swaps	34.3	35.4
Accounts payable	172.0	151.3
Advance payments and customer deposits	146.2	145.8
Accrued dividends	128.0	126.5
Accrued taxes	85.1	81.2
Accrued interest	134.0	173.9
Other current liabilities	108.6	132.2
Total current liabilities	950.9	985.5
Long-term debt	7,224.5	7,186.6
Deferred income taxes	1,864.7	1,767.6
Other liabilities	488.7	583.4
Total liabilities	10,528.8	10,523.1
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 510.0 and 504.3 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	900.6	833.3
Accumulated other comprehensive loss	(176.2)	(216.9)
Retained earnings	75.9	214.1
Total shareholders’ equity	800.4	830.6
Total Liabilities and Shareholders’ Equity	$11,329.2	$11,353.7
See the accompanying notes to the unaudited interim consolidated financial statements.

Tables of Contents

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2011	2010
Cash Provided from Operations:
Net income	$116.7	$153.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	402.4	323.1
Provision for doubtful accounts	19.6	19.9
Stock-based compensation expense	11.4	7.5
Pension expense	21.9	31.0
Deferred income taxes	90.7	0.8
Unamortized net discount on retired debt	13.0	—
Amortization of frozen portion of swaps	25.0	0.3
Other, net	9.6	5.4
Changes in operating assets and liabilities, net:
Accounts receivable	(21.6)	(7.5)
Prepaid income taxes	(13.7)	13.4
Prepaid expenses and other	(17.5)	(24.3)
Accounts payable	22.6	(37.7)
Accrued interest	(59.6)	3.0
Other current liabilities	(23.9)	(4.0)
Other liabilities	(5.2)	(23.5)
Other, net	(5.4)	(1.9)
Net cash provided from operations	586.0	458.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(331.7)	(159.4)
Acquisition of NuVox, net of cash acquired	—	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	—	(253.6)
Other, net	(6.6)	3.1
Net cash used in investing activities	(338.3)	(608.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(253.3)	(223.2)
Repayment of debt	(2,434.4)	(992.1)
Proceeds of debt issuance, net	2,462.0	375.0
Debt issuance costs	(20.9)	—
Other, net	8.7	(19.4)
Net cash used in financing activities	(237.9)	(859.7)
Increase (decrease) in cash and cash equivalents	9.8	(1,009.4)
Cash and Cash Equivalents:
Beginning of period	42.3	1,062.9
End of period	$52.1	$53.5
Supplemental Cash Flow Disclosures:
Interest paid	$302.2	$249.6
Income taxes paid, net	$9.3	$87.6
See the accompanying notes to the unaudited interim consolidated financial statements.

Tables of Contents

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2010	$833.4	$(216.9)	$214.1	$830.6
Net income	—	—	116.7	116.7
Other comprehensive income, net of tax: (see Note 10)
Change in employee benefit plans	—	32.4	—	32.4
Amortization of unrealized losses on dedesignated interest rate swaps	—	15.4	—	15.4
Unrealized holding losses on designated interest rate swaps	—	(7.1)	—	(7.1)
Comprehensive income	—	40.7	116.7	157.4
Stock-based compensation expense	11.4	—	—	11.4
Taxes withheld on vested restricted stock and other	(4.7)	—	—	(4.7)
Stock issued to pension plan (see Note 8)	60.6	—	—	60.6
Dividends of $0.50 per share declared to stockholders	—	—	(254.9)	(254.9)
Balance at June 30, 2011	$900.7	$(176.2)	$75.9	$800.4
See the accompanying notes to the unaudited interim consolidated financial statements.

Tables of Contents

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____
1.    Overview and Basis of Presentation:
Description of Business
Windstream Corporation (“Windstream”, “we”, “us”, “our”, or the “Company”) is a leading communications and technology solutions provider, delivering complex data, high-speed Internet, voice and transport services to customers in 29 states. Our business solutions include IP-based voice and data services, multiprotocol label switching networking, data center and managed services, hosting services and communications systems. We provide high-speed Internet, voice, and digital television services to residential customers. We deliver our services over an extensive local and long-haul fiber network, which we also use to provide wholesale services to other carriers. As of June 30, 2011, we served approximately 3.3 million access lines, 1.3 million high-speed Internet customers, and operated approximately 60,000 fiber route miles.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 22, 2011.
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
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net or comprehensive income.

2.    Summary of Significant Accounting Policies:
Significant Accounting Policies
Restricted Cash - Restricted cash consists of funds placed into a pledged deposit account for our share of committed spend on construction contracts currently under review by the Rural Utilities Service (“RUS”) for broadband stimulus grants.
Broadband Stimulus Spend - Capital expenditures related to the broadband stimulus grants are recorded to construction in progress. A receivable totaling 75 percent of the gross spend, representing the expected reimbursement from the RUS, is recorded to construction in progress during the same period. The resulting balance sheet presentation reflects the company's 25 percent investment in these assets in property, plant and equipment. Once an asset is placed into service, depreciation is calculated and recorded based on the company's 25 percent investment in the equipment.
Assets Held For Sale - During 2010, we reclassified $16.6 million of wireless assets acquired from D&E Communications, Inc. (“D&E”) and $34.0 million of wireless licenses acquired from Iowa Telecommunications Services, Inc. (“Iowa Telecom”) to assets held for sale. During the second quarter of 2011, we reclassified an additional $0.6 million in investments to assets held for sale. On March 17, 2011, we entered into a definitive agreement to sell the Iowa Telecom assets for approximately $34.5 million, which will result in a gain of $0.5 million. The transaction is expected to close during 2011 subject to certain conditions, including necessary regulatory approvals.
Goodwill and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The Company has acquired identifiable intangible assets through its acquisitions in various businesses. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for the Company is January 1st of each year. Effective

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

2.    Summary of Significant Accounting Policies, Continued:
January 1, 2011, Windstream has determined that it has two reporting units to test for impairment: (1) the data center reporting unit representing the Hosted Solutions Acquisitions, LLC (“Hosted Solutions”) business acquired on December 1, 2010 and (2) the telecommunications reporting unit including the remaining Windstream operations. The Company assessed impairment of its goodwill by evaluating the carrying value of its shareholders’ equity against the current fair market value of its outstanding equity, where the fair market value of the Company’s equity is equal to its current market capitalization plus a control premium estimated to be 20.0 percent, less the fair value attributable to Hosted Solutions as discussed below. The fair market value of Windstream’s equity, both including and excluding the control premium, exceeded its goodwill carrying value as of January 1, 2011, even after taking into consideration the data center reporting unit. Due to the close proximity of the Hosted Solutions business combination to the Company’s annual impairment assessment date, the Company determined that the fair value of goodwill for the data center reporting unit equaled its carrying value as of January 1, 2011 in that there were no changes in facts or circumstances between the acquisition date and January 1, 2011 which would indicate a change in value.
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
Revenue Arrangements with Multiple Element Deliverables - Effective January 1, 2011, we adopted revised authoritative guidance on accounting for revenue arrangements with multiple deliverables. The updated guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. This guidance did not have a material impact on our consolidated financial statements.
Recently Issued Authoritative Guidance
Fair Value Measurement - In May 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to fair value measurements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments.  Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this guidance to have a material impact on our consolidated financial statements.
Comprehensive Income - In June 2011, the FASB issued authoritative guidance related to comprehensive income. This guidance requires all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will update our disclosures accordingly upon adoption.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

3.    Acquisitions:
Acquisition of Q-Comm - On December 2, 2010, we acquired the assets and liabilities of Q-Comm Corporation (“Q-Comm”), a privately held regional fiber transport provider and competitive local exchange carrier (“CLEC”). This acquisition significantly enhanced the scale of our fiber network, increased our business customer base and revenues, and provided opportunities for operating synergies in Windstream and Q-Comm markets. Under the terms of the merger agreement, we paid $279.1 million in cash, net of cash acquired, and issued approximately 20.6 million shares of Windstream common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. We also repaid $266.2 million in outstanding indebtedness and related liabilities on existing swap agreements of Q-Comm. The transaction included Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. (“Norlight”), a CLEC serving approximately 5,500 business customers.
Acquisition of Hosted Solutions - On December 1, 2010, we acquired the assets and liabilities of Hosted Solutions in an all-cash transaction valued at $312.8 million, which included a $2.8 million net working capital adjustment, net of cash acquired. We financed the transaction through cash reserves and revolving credit capacity. Hosted Solutions, based in Raleigh, N.C., is a leading regional data center and managed hosting provider focused on enterprise-class Infrastructure as a Service (“IaaS”)solutions (managed hosting, managed services, colocation, cloud computing and bandwidth) for small and medium-sized business customers as well as large enterprises. With this acquisition we added five state-of-the-art data centers in Raleigh, NC, Charlotte, NC, and Boston, MA which serve more than 600 customers. As of December 31, 2010, we operated a total of 12 data centers across the country.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

3.    Acquisitions, Continued:
Adjustments to the preliminary purchase price allocation were based on updated information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition. The Hosted Solutions purchase price allocation has been completed. The fair value of the assets acquired and liabilities assumed, primarily deferred taxes, and the amount of goodwill recognized is still being assessed for Q-Comm. Because the value of the assets and liabilities for Q-Comm are preliminary, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Upon finalization, which is expected to occur prior to September 30, 2011, any changes to the preliminary valuation of assets acquired and liabilities assumed may result in significant adjustments to the fair value of goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed for Hosted Solutions and Q-Comm.

	Hosted Solutions	Q-Comm
(Millions)	Final Allocation	Preliminary Allocation	Adjusted Allocation
Fair value of assets acquired:
Current assets	$6.8	$30.6	$26.2
Property, plant and equipment	40.7	297.8	295.2
Goodwill	175.7	345.5	361.9
Customer lists (a)	87.8	304.4	292.5
Non-compete agreements (b)	7.4	—	—
Trade names (c)	1.3	—	3.7
Other assets	2.2	26.2	19.6
Total assets acquired	321.9	1,004.5	999.1
Fair value of liabilities assumed:
Current maturities of long-term debt	—	(255.1)	(255.1)
Other current liabilities	(6.3)	(52.5)	(51.9)
Deferred income taxes on acquired assets	—	(123.4)	(118.0)
Other liabilities	(2.8)	(22.8)	(23.4)
Total liabilities assumed	(9.1)	(453.8)	(448.4)
Common stock issued (inclusive of additional paid-in capital)	—	(271.6)	(271.6)
Cash paid, net of cash acquired	$312.8	$279.1	$279.1

(a)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of 13 years for Hosted Solutions and 15 years for Q-Comm.

(b)	Non-compete agreements will be amortized on a straight-line basis over an estimated useful life of three years.

(c)	Trade names will be amortized on a straight-line basis over an estimated useful life of one year.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

3.    Acquisitions, Continued:
Acquisition of Iowa Telecom - On June 1, 2010, we completed our acquisition of Iowa Telecom, based in Newton, Iowa. This acquisition provides us with a sizable operating presence in the upper Midwest. As of June 1, 2010, Iowa Telecom provided service to approximately 208,000 incumbent local exchange carrier (“ILEC”) access lines, 39,000 CLEC access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of Windstream common stock and $7.90 in cash. We paid approximately $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of our common stock valued at $280.8 million on the date of issuance. In addition, we repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of approximately $628.9 million.
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
Employee severance and transaction costs incurred in conjunction with these acquisitions have been recorded to merger and integration expense in the accompanying consolidated statements of income in accordance with the revised authoritative guidance for business combinations. The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. Goodwill associated with the acquired businesses is attributable to the workforce of acquired businesses and expected synergies. Approximately $173.7 million of goodwill associated with the acquisition of Hosted Solutions is expected to be deductible for tax purposes. The fair values of the assets acquired and liabilities assumed were determined using income, cost, and market approaches. Identified intangible assets, consisting primarily of customer lists, were valued primarily on the basis of the present value of future cash flows, which is an income approach. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used as appropriate for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the long-term debt and related interest rate swap agreements assumed were determined based on quoted prices for the repayment of these instruments.
Pro forma financial results related to the acquisitions of Q-Comm, Hosted Solutions, Iowa Telecom and NuVox have not been included because the Company does not consider these acquisitions to be significant individually or in the aggregate.

4.    Goodwill and Other Intangible Assets:
As of January 1, 2011, we completed our annual impairment review of goodwill in accordance with authoritative guidance and determined that no write-down in carrying value was required. As discussed in Note 2, effective January 1, 2011, Windstream has determined that it has two reporting units to test for impairment. We assess goodwill impairment by evaluating the carrying value of shareholder’s equity against the current fair market value of outstanding equity, which is determined to be equal to our current market capitalization plus a control premium of 20.0 percent. This premium is estimated through a review of recent market observable transactions involving telecommunication companies.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

4.    Goodwill and Other Intangible Assets, Continued:
The following table summarizes the changes in the carrying amount of goodwill during the six month period ended June 30, 2011:

(Millions)
Balance at December 31, 2010	$3,704.0
Adjustment of Hosted Solutions (a)	3.9
Adjustment of Q-Comm (a)	16.4
Balance at June 30, 2011	$3,724.3

(a)
Adjustments to the carrying value of Hosted Solutions and Q-Comm goodwill were attributable to adjustments in the fair values of assets acquired and liabilities assumed in these acquisitions, as previously discussed in Note 3.

Intangible assets subject to amortization were as follows:

	June 30, 2011			December 31, 2010
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(93.3)	$1,191.8	$1,285.1	$(71.9)	$1,213.2
Customer lists (a)	1,084.0	(377.0)	707.0	1,097.5	(298.9)	798.6
Cable franchise rights	39.7	(24.2)	15.5	39.7	(23.5)	16.2
Other (a)	22.9	(14.8)	8.1	19.1	(8.6)	10.5
Balance	$2,431.7	$(509.3)	$1,922.4	$2,441.4	$(402.9)	$2,038.5

(a)	Changes in the gross cost of intangible assets during the six month period ended June 30, 2011 were associated with the acquisitions of Hosted Solutions and Q-Comm, as previously discussed in Note 3.
Amortization expense for intangible assets subject to amortization was $53.0 million and $106.4 million for the three and six months ended June 30, 2011, respectively, as compared to $36.9 million and $65.9 million for the same periods in 2010. Amortization expense on intangible assets is expected to be $97.9 million for the remainder of 2011. Estimated amortization for each of the fiscal years ending December 31, 2012, 2013, 2014 and 2015 is $180.8 million, $156.1 million, $136.2 million and $118.8 million, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.    Debt and Derivative Instruments:
Long-term debt was as follows:

(Millions)	June 30, 2011	December 31, 2010
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A - variable rates, due July 17, 2011	$98.0	$100.9
Senior secured credit facility, Tranche A2 - variable rates, due July 17, 2013	182.3	182.3
Senior secured credit facility, Tranche B - variable rates, due July 17, 2013	285.3	286.8
Senior secured credit facility, Tranche B2 - variable rates, due December 17, 2015	1,059.1	1,064.5
Senior secured credit facility, Revolving line of credit - variable rates, due December 17, 2015 (a)	530.0	150.0
Debentures and notes, without collateral:
2013 Notes - 8.125%, due August 1, 2013	800.0	800.0
2016 Notes - 8.625%, due August 1, 2016 (b) (c)	551.5	1,746.0
2017 Notes - 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes - 8.125%, due September 1, 2018 (b)	400.0	400.0
2019 Notes - 7.000%, due March 15, 2019 (b)	500.0	500.0
2020 Notes - 7.750%, due October 15, 2020 (b) (d)	700.0	500.0
2021 Notes - 7.750%, due October 1, 2021 (b) (e)	450.0	—
2023 Notes - 7.500%, due April 1, 2023 (b) (f)	600.0	—
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. - 7.75%, due February 15, 2015 (b) (g)	—	400.0
Windstream Holdings of the Midwest, Inc. - 6.75%, due April 1, 2028 (b) (h)	100.0	100.0
Cinergy Communications Company - 6.58%, due January 1, 2022	2.2	2.3
Debentures and notes, without collateral:
Windstream Georgia Communications LLC - 6.50%, due November 15, 2013	30.0	30.0
Discount on long-term debt, net of premiums (i)	(21.2)	(37.0)
	7,367.2	7,325.8
Less current maturities	(142.7)	(139.2)
Total long-term debt	$7,224.5	$7,186.6

(a)
During the first six months of 2011, we borrowed $1,210.0 million under the revolving line of credit and later repaid $830.0 million. On March 18, 2011, we increased its capacity from $750.0 million to $1,250.0 million. Considering outstanding borrowings and letters of credit of $9.8 million, the amount available for borrowing was $710.2 million at June 30, 2011. The variable interest rate ranged from 1.52 percent to 4.50 percent and the weighted average rate was 2.53 percent during the six months ended June 30, 2011. Effective April 27, 2011, all $1,250.0 million available under the revolving line of credit will expire December 17, 2015.

(b)	We may call certain debentures and notes at various premiums on early redemption.

(c)
On March 30, 2011, we accepted the tender of and subsequently retired $1,036.3 million of our outstanding 8.625 percent Senior Notes due 2016 (the “2016 Notes”), in relation to our tender offer announced on March 2, 2011, and amended on March 14, 2011. We paid total consideration of $1,065 per $1,000 aggregate principal amount of 2016 Notes, which included a $30 early tender payment. Additionally, following the expiration of the tender offer, we purchased an additional $125.0 million and $33.2 million of our 2016 Notes in the first and second quarter of 2011, respectively, in privately negotiated transactions. The 2016 Notes were purchased using proceeds from debt offerings discussed below and borrowings on our revolving line of credit.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.    Debt and Derivative Instruments, Continued:

(d)
On January 24, 2011, we completed the private placement of an additional $200.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020 at 103.000 percent to yield 7.233 percent (the “Additional 2020 Notes”). Proceeds from the private placement were used to retire the 7.750 Senior Notes due February 15, 2015 (the “Valor Notes”).

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

(g)
On February 23, 2011, we retired the Valor Notes using the Additional 2020 Notes, together with $220.0 million of borrowing of our revolving line of credit. The Valor Notes, including all accrued and unpaid interest on the Valor Notes and related fees and expenses, totaled approximately $426.0 million. The carrying value as of December 31, 2010 was $406.5 million.

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

The terms of the credit facility and indentures include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. Additionally, the credit facility contains restrictions on capital expenditures, which must not exceed a specified amount for any fiscal year. We were in compliance with these covenants as of June 30, 2011.
In addition, certain debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control (including a person or group obtaining 50.0 percent or more of our outstanding voting stock), with or without (as applicable under our debt agreements) a subsequent downgrade in the credit rating of the debt, or breach of certain other conditions set forth in the borrowing agreements. We were in compliance with these covenants as of June 30, 2011.
Maturities for debt outstanding as of June 30, 2011 for each of the twelve month periods ended June 30, 2012, 2013, 2014, 2015 and 2016 are $142.7 million, $38.1 million, $1,248.2 million, $10.9 million and $1,546.1 million, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.    Debt and Derivative Instruments, Continued:
During the first quarter of 2011, we purchased $1,161.3 million of our 2016 Notes and all $400.0 million of our Valor Notes. During the second quarter of 2011, we purchased an additional $33.2 million of our 2016 Notes. We financed these transactions with proceeds from the issuance of the 2020 Notes, the 2021 Notes, the 2023 Notes, and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $2.5 million and $103.9 million during the three and six month periods, respectively.

The loss on extinguishment of debt is shown as follows for the three and six month periods ended June 30, 2011:

(Millions)	Three Months Ended	Six Months Ended
2016 Notes:
Premium on early redemption	$2.0	$77.5
Unamortized discount on original issuance	0.4	18.6
Third party fees for early redemption	—	2.7
Unamortized debt issuance costs on original issuance	0.1	0.9
Loss on early extinguishment for 2016 Notes	2.5	99.7
Valor Notes:
Premium on early redemption	—	10.3
Third party fees for early redemption	—	0.4
Unamortized premium on original issuance	—	(6.5)
Loss on early extinguishment for Valor Notes	—	4.2
Total loss on early extinguishment of debt	$2.5	$103.9
Interest expense was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2011	2010	2011	2010
Interest expense related to long-term debt	$121.8	$109.8	$252.0	$218.8
Impacts of interest rate swaps	16.3	14.1	33.3	28.4
Other interest expense	0.1	0.1	0.2	0.2
Less capitalized interest expense	(1.8)	(0.4)	(2.6)	(0.8)
Total interest expense	$136.4	$123.6	$282.9	$246.6
In 2006, we entered into four pay fixed, receive variable interest rate swap agreements to offset the interest rate risk inherent in the variable rate senior secured credit facilities. These swap agreements were designated as a cash flow hedge, with a maturity on July 17, 2013.
On October 19, 2009, we completed an amendment and restatement of our credit facility which, among other things, extended the maturity date associated with a portion of Tranche B. Subsequently, we renegotiated the four interest rate swap agreements on December 3, 2010, in a strategy commonly referred to as a “blend and extend”. The modified swaps will amortize quarterly to a notional value of $900.0 million in 2013, where they will remain until maturity on October 17, 2015 ($1,056.3 million as of June 30, 2011). As a result of the renegotiated agreements, our weighted average fixed rate was lowered to 4.553 percent effective January 17, 2011. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR (London-Interbank Offered Rate). The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+.

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

At the time of the modifications, the original interest rate swaps had a negative fair value and were presented as current and long-term liabilities on the balance sheet. These negative fair values and a certain amount of accrued interest associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges. The related accumulated other comprehensive loss of the original swaps was frozen at the time of modification and is being amortized into interest expense through July 17, 2013, the maturity date of the original cash flow hedges. The accumulated loss had an unamortized balance of $82.6 million as of June 30, 2011. The balance is amortized using the swaplet method, which is based on the principle that the balance in accumulated other comprehensive loss will be equivalent to the sum of the values of the cash flows of each swaplet at the time it was frozen. A swaplet is each calculation period of the interest rate swaps.
We recognize all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts. The fair value of the designated portion of the swaps decreased $11.3 million and $7.1 million, net of tax, during the three and six month periods ended June 30, 2011, respectively. This is included as a component of other comprehensive income and will be reclassified into earnings as the hedged transaction affects earnings. Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	June 30, 2011	December 31, 2010
Designated portion, measured at fair value
Other current liabilities	$34.3	$35.4
Other non-current liabilities	$76.8	$75.9
Accumulated other comprehensive income (loss)	$(5.9)	$5.6
Frozen portion, unamortized value
Accumulated other comprehensive loss	$(82.6)	$(107.6)
Weighted average fixed rate paid	4.65%	5.60%
Variable rate received	0.28%	0.29%
Authoritative guidance permits designating existing derivatives with non-zero fair values in a new cash flow hedge, but perfect effectiveness may not be assumed. Rather, the hedge relationship must be established as “highly effective” as the non-zero fair value element to the new hedge relationship introduces a source of ineffectiveness. The non-zero fair value element of the new hedge relationship represents an off-market or financing element, and as such we assess the effectiveness of our cash flow hedges each quarter using the Perfect Hypothetical Interest Rate Swap Method. This method measures hedge ineffectiveness based on a comparison of the change in fair value of the actual interest rate swap and the change in fair value of a hypothetical interest rate swap with terms that identically match the critical terms of the hedged debt and an original balance of zero. We perform and document this assessment each quarter and recognized a $3.5 million charge to earnings, reflected in other expense, related to ineffectiveness of our cash flow hedges at June 30, 2011, primarily due to declines in the LIBOR rate.

Net amounts due related to our designated swaps are recorded when payable. A portion of the net amount due representing the rate we would receive on the hypothetical interest rate swap discussed above is recognized in interest expense. The remainder represents the repayment of the embedded financing element and reduces the current portion of our swap liability.
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
Our non-financial assets and liabilities include goodwill, intangible assets and asset retirement obligations that are measured at fair value on a non-recurring basis. No event occurred during the six months ended June 30, 2011 requiring these non-financial assets or liabilities to be recognized at fair value, as previously discussed in Note 4.
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
The fair values of our cash equivalents and interest rate swaps were determined using the following inputs:

(Millions)	June 30, 2011	December 31, 2010
Level 1 measurements:
Cash equivalents (a)	$0.1	$0.1
Level 2 measurements:
Interest rate swaps (b) (see Note 5)	$(111.1)	$(111.3)

(a)	Included in cash and cash equivalents on the unaudited consolidated balance sheet as of June 30, 2011 and consolidated balance sheet as of December 31, 2010.

(b)	Included in current portion of interest rate swaps and other liabilities on the unaudited consolidated balance sheet as of June 30, 2011 and consolidated balance sheet as of December 31, 2010.
Our cash equivalents are highly liquid, actively traded money market funds with next day access.
We value our interest rate swaps based on the present value of expected future cash flows using LIBOR swap rates, with consideration given to non-performance risk specific to the Company. The LIBOR rates are observable at commonly quoted intervals for the full term of the swaps. As of June 30, 2011 and December 31, 2010, the fair value of the Company’s interest rate swaps were reduced by $5.1 million and $4.6 million, respectively, due to non-performance risk. Non-performance risk is assessed based on the current trading discount of our Tranche B senior secured credit facility as our swap agreements are secured by the same collateral. In addition, we routinely monitor and update our evaluation of counterparty risk, and based on such evaluation we have determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

The fair value and carrying value of our long-term debt, including current maturities, was as follows:

(Millions)	June 30, 2011	December 31, 2010
Fair value	$7,669.9	$7,649.1
Carrying value	$7,367.2	$7,325.8

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

8.    Employee Benefit Plans and Postretirement Benefits Other Than Pensions:
We maintain a non-contributory qualified defined benefit pension plan. Future benefit accruals are limited to eligible bargaining employees according to their respective bargaining agreement. Benefit accruals for non-bargaining employees who had attained age 40 with two years of service as of December 31, 2005, ceased at December 31, 2010. Benefit accruals for all other non-bargaining employees were previously ceased. We also maintain supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of current and former management employees. Additionally, we provide and partially fund postretirement healthcare and life insurance benefits for eligible employees.
The components of pension expense (including provision for executive retirement agreements) were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2011	2010	2011	2010
Benefits earned during the period	$2.3	$3.6	$4.7	$7.9
Interest cost on benefit obligation	15.3	15.2	30.3	30.3
Amortization of net actuarial loss	11.9	11.6	22.5	22.9
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(17.8)	(15.0)	(35.5)	(30.0)
Net periodic benefit expense	$11.6	$15.3	$21.9	$31.0

The components of postretirement expense were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2011	2010	2011	2010
Benefits earned during the period	$0.1	$0.1	$0.1	$0.1
Interest cost on benefit obligation	1.0	1.4	2.3	2.6
Amortization of net actuarial loss	0.2	0.3	0.5	0.3
Amortization of prior service credit	(2.4)	(2.2)	(4.5)	(4.2)
Net periodic benefit income	$(1.1)	$(0.4)	$(1.6)	$(1.2)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

8.    Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

During the second quarter of 2011, Windstream amended certain of its postretirement medical plans to reduce the subsidies offered for medical and prescription drug insurance premiums. The change will be made in two waves. Effective January 1, 2012, the available subsidy will be reduced to one-half of the current subsidies. Effective January 1, 2013, the subsidy will be further reduced to either $80 per month for participants who are not eligible for Medicare, or $17 per month for Medicare eligible participants. These amendments were accounted for as plan amendments which reduced Windstream's benefit obligation as of June 1, 2011 by $38.3 million, with a corresponding decrease in accumulated other comprehensive loss, net of tax. As a result, the revised benefit obligation was $59.7 million as of June 1, 2011. The reduction in the obligation is being amortized to postretirement benefits expense over the average remaining service life of active employees beginning June 1, 2011. In remeasuring the postretirement obligations to reflect these amendments, updated assumptions as of June 1, 2011 were used. Specifically, the discount rate was decreased from 5.25 percent to 5.20 percent. The discount rate selected is based on a hypothetical yield curve that incorporates high-quality corporate bonds with various maturities adjusted to reflect expected post retirement benefit payments.

As of June 1, 2011, estimated future benefit payments are expected to be as follows:

(Millions)
Expected benefit payments:
2011	$7.8
2012	$5.7
2013	$4.1
2014	$4.1
2015	$4.1
2016-2020	$18.3
We contributed $3.3 million to the postretirement plan during the six months ended June 30, 2011, and expect to contribute an additional $4.5 million for postretirement benefits throughout the remainder of 2011, excluding amounts that will be funded by participant contributions to the plans. On February 28, 2011, we contributed 4.9 million shares of our common stock to the Windstream Pension Plan. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $60.6 million. The pension trust subsequently sold all 4.9 million shares prior to June 30, 2011 for approximately $61.1 million. We expect to contribute an additional $7.0 million to the Windstream Pension Plan in the fourth quarter of 2011.

9.    Merger, Integration and Restructuring Charges:
Merger and integration costs are triggered by strategic transactions and include charges for accounting, legal, and broker fees, employee transition costs, rebranding, system conversion and other costs related to those transactions. Because they are triggered by strategic transactions, merger and integration charges are unpredictable by nature. They are considered indirect or general in nature and are expensed when incurred in accordance with authoritative guidance on business combinations.
Restructuring charges consist primarily of severance and employee benefit costs. These costs are triggered by continued evaluation of our operating structure and identification of opportunities for operational efficiency and effectiveness.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

9.    Merger, Integration and Restructuring Charges, Continued:
The following is a summary of the merger, integration and restructuring charges recorded during the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2011	2010	2011	2010
Merger and integration costs
Transaction costs associated with acquisitions (a)	$0.9	$7.6	$3.3	$21.2
Employee related transition costs (b)	1.9	6.9	6.9	16.0
Computer system and conversion costs	1.9	1.2	3.4	1.6
Signage and other rebranding costs	0.4	1.1	0.4	1.2
Total merger and integration costs	5.1	16.8	14.0	40.0
Restructuring charges	0.1	0.5	0.2	0.5
Total merger, integration and restructuring charges	$5.2	$17.3	$14.2	$40.5

(a)
During the first half of 2011, we incurred acquisition-related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Iowa Telecom, Q-Comm and Hosted Solutions. During the first half of 2010, we incurred acquisition-related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of D&E, Lexcom, Inc ("Lexcom"), NuVox and Iowa Telecom.

(b)
During the six month period ended June 30, 2011, we incurred $1.6 million, $2.6 million, $2.6 million and $0.1 million in employee transition costs, primarily severance-related for NuVox, Iowa Telecom, Q-Comm and Hosted Solutions, respectively. During the six month period ended June 30, 2010, we incurred $16.0 million in employee transition costs in conjunction with the integration of D&E, Lexcom, NuVox and Iowa Telecom.

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges for the six month period ended June 30, 2011:

(Millions)
Balance, beginning of period	$10.5
Merger, integration and restructuring charges	14.2
Cash outlays during the period	(20.3)
Balance, end of period	$4.4
As of June 30, 2011, we had unpaid merger, integration and restructuring liabilities totaling $4.4 million, which consisted of $3.3 million of accrued severance costs primarily associated with the integration of Iowa Telecom, Q-Comm and Hosted Solutions. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. The severance and related employee costs will be paid during 2011 as positions are eliminated. Each of these payments will be funded through operating cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

10.     Comprehensive Income (Loss):

Comprehensive income was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2011	2010	2011	2010
Net income	$93.2	$79.0	$116.7	$153.1
Other comprehensive income:
Defined benefit pension plans:
Change in net actuarial loss for employee benefit plans	(4.7)	(2.0)	(4.7)	(2.0)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	11.9	11.6	22.5	22.9
Amortization of prior service credits	(0.1)	(0.1)	(0.1)	(0.1)
Income tax expense	(2.0)	(3.7)	(6.5)	(8.0)
Change in pension plan	5.1	5.8	11.2	12.8
Postretirement plan:
Change in net actuarial gain (loss) for employee benefit plans	39.1	(6.7)	39.1	(6.7)
Amounts included in net periodic benefit cost:
Amortization of prior service credits	(2.4)	(2.2)	(4.5)	(4.2)
Amortization of net actuarial loss	0.2	0.3	0.5	0.3
Income tax (expense) benefit	(14.6)	3.3	(13.9)	(0.8)
Change in postretirement plan	22.3	(5.3)	21.2	(11.4)
Change in employee benefit plans	27.4	0.5	32.4	1.4
Interest rate swaps:
Unrealized holding losses on designated interest rate swaps	(18.1)	(4.0)	(11.5)	(9.4)
Amortization of unrealized gains (losses) on dedesignated interest rate swaps	11.9	(0.2)	25.0	—
Income tax benefit (expense)	2.3	1.6	(5.2)	3.6
Unrealized holding (losses) gains on interest rate swaps	(3.9)	(2.6)	8.3	(5.8)
Comprehensive income	$116.7	$76.9	$157.4	$148.7
Accumulated other comprehensive loss, net of tax, was as follows:

(Millions)	June 30, 2011	December 31, 2010
Pension and postretirement plans	$(121.5)	$(153.9)
Unrealized holding losses on interest rate swaps:
Designated Portion	(3.6)	3.5
Frozen Portion	(51.1)	(66.5)
Accumulated other comprehensive loss	$(176.2)	$(216.9)

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
Beginning in the first quarter of 2011, we began issuing performance-based restricted stock units as part of our stock-based compensation plan. These restricted stock units, as well as the performance-based restricted shares issued contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of June 30, 2011, the performance conditions have not been satisfied for these shares.
Following is a reconciliation of net income and number of shares used in computing both basic and diluted earnings per share for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic and diluted earnings per share:
Numerator:
Net income	$93.2	$79.0	$116.7	$153.1
Net income allocable to participating non-vested restricted shares	(0.9)	(0.7)	(1.7)	(1.4)
Adjusted net income attributable to common shares	$92.3	$78.3	$115.0	$151.7
Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	510.0	465.4	508.3	456.2
Weighted average participating non-vested restricted shares	(3.7)	(3.3)	(3.8)	(2.8)
Weighted average shares outstanding for basic earnings per share	506.3	462.1	504.5	453.4
Basic and diluted earnings per share	$.18	$.17	$.23	$.33
The calculation of basic earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and excludes the dilutive impact of participating non-vested restricted shares from the denominator.

12.    Share-Based Compensation Plans:
Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of June 30, 2011, the Incentive Plan had remaining capacity of 9.6 million awards, of which 8.1 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights.
During February 2011, the Compensation committee of the Windstream Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan and a one-time grant to the CEO and select members of management. The one-time grant, totaling 237,989 shares, was approved on February 8, 2011 to provide a retention incentive for the recipients. In 2011, the Company issued performance-based restricted stock units to executive officers rather than performance-based restricted shares. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets over a three-year period.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

12.    Share-Based Compensation Plans, Continued:

Restricted stock and unit activity for the six month period ended June 30, 2011 was as follows:

	Number of Shares (Thousands)	Weighted Average Fair Value Per Share
Non-vested at December 31, 2010	3,833.7	$10.13
Granted	1,833.5	$13.17
Vested	(1,486.0)	$9.94
Forfeited	(37.4)	$11.97
Non-vested at June 30, 2011	4,143.8	$11.53
For performance based shares granted, the operating target for the first vesting period was approved by the Board of Directors in February 2011.
The vesting periods and grant date fair value for shares and units issued during the six month period ended June 30, 2011 were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	1,024.0
Vest contingently over a three-year performance period	522.9
Vest three years from date of grant, service based	238.0
Vest one year from date of grant, service based (a)	48.6
Total granted	1,833.5
Grant date fair value (Millions)	$24.1

(a)	Represents shares granted to non-employee directors.
Because there were no grants, there was no change in the weighted average grant date fair value for the three month period ended June 30, 2011. The weighted average grant date fair value for restricted stock and units granted during the six month period ended June 30, 2011 was $24.1 million, compared to $2.9 million and $18.7 million for the three and six month periods ended June 30, 2010. At June 30, 2011, unrecognized compensation expense for non-vested Windstream restricted shares was $41.7 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.7 years. Stock-based compensation expense was $6.1 million and $11.4 million for the three and six month periods ended June 30, 2011, respectively, as compared to $4.0 million and $7.5 million for the same periods in 2010.

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
The following information presents condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010, condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, and condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended
	June 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$271.6	$736.2	$(5.4)	$1,002.4
Product sales	—	14.8	13.2	—	28.0
Total revenues and sales	—	286.4	749.4	(5.4)	1,030.4
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	88.4	290.5	(2.9)	376.0
Cost of products sold	—	13.6	10.4	—	24.0
Selling, general and administrative	—	25.1	112.8	(2.5)	135.4
Depreciation and amortization	—	79.3	117.7	—	197.0
Merger, integration and restructuring	—	—	5.2	—	5.2
Total costs and expenses	—	206.4	536.6	(5.4)	737.6
Operating income	—	80.0	212.8	—	292.8
Earnings from consolidated subsidiaries	155.3	35.9	0.8	(192.0)	—
Other (expense) income, net	(3.5)	44.5	(44.2)	—	(3.2)
Intercompany interest income (expense)	41.4	(26.0)	(15.4)	—	—
Loss on early extinguishment of debt	(2.5)	—	—	—	(2.5)
Interest expense	(135.8)	(1.4)	0.8	—	(136.4)
Income before income taxes	54.9	133.0	154.8	(192.0)	150.7
Income tax (benefit) expense	(38.3)	36.0	59.8	—	57.5
Net income	$93.2	$97.0	$95.0	$(192.0)	$93.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended
	June 30, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$219.6	$682.7	$(4.3)	$898.0
Product sales	—	10.2	9.1	—	19.3
Total revenues and sales	—	229.8	691.8	(4.3)	917.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	69.4	265.9	(3.4)	331.9
Cost of products sold	—	10.0	7.9	—	17.9
Selling, general and administrative	(0.9)	16.9	113.2	(0.9)	128.3
Depreciation and amortization	—	65.5	102.2	—	167.7
Merger, integration and restructuring	—	0.1	17.2	—	17.3
Total costs and expenses	(0.9)	161.9	506.4	(4.3)	663.1
Operating income	0.9	67.9	185.4	—	254.2
Earnings from consolidated subsidiaries	139.7	18.8	1.0	(159.5)	—
Other (expense) income, net	(1.2)	36.0	(35.7)	—	(0.9)
Intercompany interest income (expense)	22.8	(7.4)	(15.4)	—	—
Interest expense	(121.6)	(1.6)	(0.4)	—	(123.6)
Income before income taxes	40.6	113.7	134.9	(159.5)	129.7
Income tax (benefit) expense	(38.4)	36.6	52.5	—	50.7
Net income	$79.0	$77.1	$82.4	$(159.5)	$79.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Six Months Ended
	June 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$540.2	$1,469.5	$(10.7)	$1,999.0
Product sales	—	29.6	24.9	—	54.5
Total revenues and sales	—	569.8	1,494.4	(10.7)	2,053.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	176.6	572.7	(5.8)	743.5
Cost of products sold	—	26.6	17.5	—	44.1
Selling, general and administrative	—	48.8	230.2	(4.9)	274.1
Depreciation and amortization	—	159.7	242.7	—	402.4
Merger, integration and restructuring	—	—	14.2	—	14.2
Total costs and expenses	—	411.7	1,077.3	(10.7)	1,478.3
Operating income	—	158.1	417.1	—	575.2
Earnings from consolidated subsidiaries	302.8	65.0	1.5	(369.3)	—
Other (expense) income, net	(2.0)	89.3	(87.9)	—	(0.6)
Intercompany interest income (expense)	85.2	(53.4)	(31.8)	—	—
Loss on early extinguishment of debt	(103.9)	—	—	—	(103.9)
Interest expense	(280.8)	(2.9)	0.8	—	(282.9)
Income before income taxes	1.3	256.1	299.7	(369.3)	187.8
Income tax (benefit) expense	(115.4)	72.8	113.7	—	71.1
Net income	$116.7	$183.3	$186.0	$(369.3)	$116.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Six Months Ended
	June 30, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$414.2	$1,319.0	$(6.8)	$1,726.4
Product sales	—	18.2	20.6	—	38.8
Total revenues and sales	—	432.4	1,339.6	(6.8)	1,765.2
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	128.0	504.3	(5.2)	627.1
Cost of products sold	—	17.7	16.5	—	34.2
Selling, general and administrative	(0.6)	34.0	207.5	(1.6)	239.3
Depreciation and amortization	—	120.3	202.8	—	323.1
Merger, integration and restructuring	—	0.1	40.4	—	40.5
Total costs and expenses	(0.6)	300.1	971.5	(6.8)	1,264.2
Operating income	0.6	132.3	368.1	—	501.0
Earnings from consolidated subsidiaries	277.8	48.9	2.5	(329.2)	—
Other (expense) income, net	(1.3)	69.3	(69.2)	—	(1.2)
Intercompany interest income (expense)	41.2	(14.6)	(26.6)	—	—
Interest expense	(242.6)	(3.2)	(0.8)	—	(246.6)
Income before income taxes	75.7	232.7	274.0	(329.2)	253.2
Income tax (benefit) expense	(77.4)	70.4	107.1	—	100.1
Net income	$153.1	$162.3	$166.9	$(329.2)	$153.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of June 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$18.7	$14.1	$19.3	$—	$52.1
Restricted cash	7.3	—	—	—	7.3
Accounts receivable (less allowance for doubtful accounts of $28.0)	—	109.0	262.1	0.6	371.7
Affiliates receivable, net	—	—	2,800.0	(2,800.0)	—
Inventories	—	48.6	7.8	—	56.4
Deferred income taxes	13.6	14.9	5.1	—	33.6
Prepaid income taxes	76.0	0.6	—	—	76.6
Prepaid expenses and other	3.0	14.3	47.0	—	64.3
Assets held for sale	—	51.2	—	—	51.2
Total current assets	118.6	252.7	3,141.3	(2,799.4)	713.2
Investments in consolidated subsidiaries	10,840.7	1,325.9	316.2	(12,482.8)	—
Goodwill and other intangibles, net	—	3,869.4	1,777.3	—	5,646.7
Net property, plant and equipment	7.6	1,458.9	3,337.7	—	4,804.2
Other assets	91.9	356.6	52.3	(335.7)	165.1
Total Assets	$11,058.8	$7,263.5	$8,624.8	$(15,617.9)	$11,329.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$131.8	$0.8	$14.9	$(4.8)	$142.7
Current portion of interest rate swaps	34.3	—	—	—	34.3
Accounts payable	0.9	49.5	121.6	—	172.0
Affiliates payable, net	2,737.8	62.2	—	(2,800.0)	—
Advance payments and customer deposits	—	31.0	115.2	—	146.2
Accrued dividends	128.0	—	—	—	128.0
Accrued taxes	(94.9)	54.2	125.8	—	85.1
Accrued interest	132.0	1.7	0.3	—	134.0
Other current liabilities	22.6	24.3	61.7	—	108.6
Total current liabilities	3,092.5	223.7	439.5	(2,804.8)	950.9
Long-term debt	7,101.3	100.0	353.4	(330.2)	7,224.5
Deferred income taxes	(44.5)	991.8	917.4	—	1,864.7
Other liabilities	109.1	28.0	351.6	—	488.7
Total liabilities	10,258.4	1,343.5	2,061.9	(3,135.0)	10,528.8
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	900.6	5,083.4	3,162.0	(8,245.4)	900.6
Accumulated other comprehensive (loss) income	(176.2)	4.7	(128.6)	123.9	(176.2)
Retained earnings	75.9	791.1	3,446.4	(4,237.5)	75.9
Total shareholders’ equity	800.4	5,920.0	6,562.9	(12,482.9)	800.4
Total Liabilities and Shareholders’ Equity	$11,058.8	$7,263.5	$8,624.8	$(15,617.9)	$11,329.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	December 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.1	$8.4	$29.8	$—	$42.3
Accounts receivable (less allowance for doubtful accounts of $27.8)	—	106.6	268.5	(1.2)	373.9
Affiliates receivable, net	—	—	2,517.8	(2,517.8)	—
Inventories	—	44.3	8.2	—	52.5
Deferred income taxes	14.1	25.5	5.2	—	44.8
Prepaid income taxes	62.9	—	—	—	62.9
Prepaid expenses and other	3.1	24.7	32.9	—	60.7
Assets held for sale	—	50.6	—	—	50.6
Total current assets	84.2	260.1	2,862.4	(2,519.0)	687.7
Investments in consolidated subsidiaries	10,501.9	1,260.3	321.2	(12,083.4)	—
Goodwill and other intangibles, net	—	3,930.0	1,812.5	—	5,742.5
Net property, plant and equipment	7.6	1,462.0	3,303.1	—	4,772.7
Other assets	76.9	357.2	52.4	(335.7)	150.8
Total Assets	$10,670.6	$7,269.6	$8,351.6	$(14,938.1)	$11,353.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$128.3	$0.7	$11.4	$(1.2)	$139.2
Current portion of interest rate swaps	35.4	—	—	—	35.4
Accounts payable	0.6	71.3	79.4	—	151.3
Affiliates payable, net	2,233.6	284.2	—	(2,517.8)	—
Advance payments and customer deposits	—	22.3	123.5	—	145.8
Accrued dividends	126.5	—	—	—	126.5
Accrued taxes	0.5	35.2	45.5	—	81.2
Accrued interest	171.3	2.3	0.3	—	173.9
Other current liabilities	27.4	28.5	76.3	—	132.2
Total current liabilities	2,723.6	444.5	336.4	(2,519.0)	985.5
Long-term debt	7,063.0	100.4	358.9	(335.7)	7,186.6
Deferred income taxes	(57.7)	957.6	867.7	—	1,767.6
Other liabilities	111.1	28.2	444.1	—	583.4
Total liabilities	9,840.0	1,530.7	2,007.1	(2,854.7)	10,523.1
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	833.3	5,083.4	3,161.9	(8,245.3)	833.3
Accumulated other comprehensive (loss) income	(216.9)	4.1	(160.9)	156.8	(216.9)
Retained earnings	214.1	610.6	3,260.4	(3,871.0)	214.1
Total shareholders’ equity	830.6	5,738.9	6,344.5	(12,083.4)	830.6
Total Liabilities and Shareholders’ Equity	$10,670.6	$7,269.6	$8,351.6	$(14,938.1)	$11,353.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended
	June 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$116.7	$183.3	$186.0	$(369.3)	$116.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	159.7	242.7	—	402.4
Provision for doubtful accounts	—	4.7	14.9	—	19.6
Stock-based compensation expense	—	3.1	8.3	—	11.4
Pension expense	—	4.2	17.7	—	21.9
Equity in earnings from subsidiaries	(302.8)	(65.0)	(1.5)	369.3	—
Deferred income taxes	8.7	52.3	29.7	—	90.7
Unamortized net discount on retired debt	13.0	—	—	—	13.0
Amortization of frozen portion of swaps	25.0	—	—	—	25.0
Other, net	10.1	2.0	(2.5)	—	9.6
Changes in operating assets and liabilities, net:	400.1	(261.7)	(262.7)	—	(124.3)
Net cash provided from operations	270.8	82.6	232.6	—	586.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(91.2)	(240.5)	—	(331.7)
Other, net	(6.0)	0.1	(0.7)	—	(6.6)
Net cash used in investing activities	(6.0)	(91.1)	(241.2)	—	(338.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(253.3)	—	—	—	(253.3)
Repayment of debt	(2,434.4)	—	—	—	(2,434.4)
Proceeds of debt issuance, net	2,462.0	—	—	—	2,462.0
Debt issuance costs	(20.9)	—	—	—	(20.9)
Other, net	(3.6)	14.2	(1.9)	—	8.7
Net cash provided from (used in) financing	(250.2)	14.2	(1.9)	—	(237.9)
Increase (decrease) in cash and cash equivalents	14.6	5.7	(10.5)	—	9.8
Cash and Cash Equivalents:
Beginning of period	4.1	8.4	29.8	—	42.3
End of period	$18.7	$14.1	$19.3	$—	$52.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended
	June 30, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$153.1	$162.3	$166.9	$(329.2)	$153.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	120.3	202.8	—	323.1
Provision for doubtful accounts	—	4.5	15.4	—	19.9
Stock-based compensation expense	—	0.9	6.6	—	7.5
Pension expense	—	4.7	26.3	—	31.0
Equity in earnings from subsidiaries	(277.8)	(48.9)	(2.5)	329.2	—
Deferred income taxes	9.4	1.3	(9.9)	—	0.8
Amortization of frozen portion of swaps	0.3	—	—	—	0.3
Other, net	6.2	—	(0.8)	—	5.4
Changes in operating assets and liabilities, net:	(523.0)	730.7	(290.2)	—	(82.5)
Net cash provided from (used in) operations	(631.8)	975.8	114.6	—	458.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(49.6)	(109.8)	—	(159.4)
Acquisition of NuVox, net of cash acquired	(198.4)	—	—	—	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	(253.6)	—	—	—	(253.6)
Other, net	—	2.8	0.3	—	3.1
Net cash used in investing activities	(452.0)	(46.8)	(109.5)	—	(608.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(223.2)	—	—	—	(223.2)
Repayment of debt	(81.9)	(910.2)	—	—	(992.1)
Proceeds of debt issuance	375.0	—	—	—	375.0
Other, net	(19.3)	1.7	(1.8)	—	(19.4)
Net cash from (used in) financing activities	50.6	(908.5)	(1.8)	—	(859.7)
Increase (decrease) in cash and cash equivalents	(1,033.2)	20.5	3.3	—	(1,009.4)
Cash and Cash Equivalents:
Beginning of period	1,046.5	1.2	15.2	—	1,062.9
End of period	$13.3	$21.7	$18.5	$—	$53.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

14.    Subsequent Events:
Acquisition of PAETEC Holding Corp. - On July 31, 2011, we entered into an agreement to acquire all outstanding shares of PAETEC Holding Corp. ("PAETEC") in an all-stock transaction. Under terms of the merger agreement, PAETEC stockholders will receive 0.460 Windstream common shares for each PAETEC common share. Windstream expects to issue approximately 73 million shares of Windstream common stock valued at approximately $891 million, based on Windstream's closing stock price on July 29, 2011. Windstream also will assume or refinance PAETEC's net debt of approximately $1.4 billion as of March 31, 2011.

PAETEC is a competitive local exchange carrier and provides telecommunications services primarily to business customers in 46 states and the District of Columbia. PAETEC operates seven data centers in the U.S. and owns approximately 36,700 route miles of fiber in portions of 39 states and the District of Columbia. The combined company will have a nationwide network with a deep fiber footprint to offer enhanced capabilities in strategic growth areas, including IP-based services, data centers, cloud computing and managed services.
Dividend - On August 3, 2011, Windstream declared a dividend of 25 cents per share on the Company’s common stock, which is payable on October 17, 2011 to stockholders of record on September 30, 2011.

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Basis of Presentation
Windstream Corporation (“Windstream”, “we”, “us”, “our”, or the “Company”) is a leading communications and technology solutions provider, delivering complex data, high-speed Internet, voice and transport services to customers in 29 states. Our business solutions include IP-based voice and data services, multiprotocol label switching networking, data center and managed services, hosting services and communications systems. We provide high-speed internet, voice, and digital television services to residential customers. We deliver our services and provide wholesale services over an extensive local and long-haul fiber network, which we also use to provide wholesale services to other telecommunications carriers . As of June 30, 2011, we served approximately 3.3 million access lines, 1.3 million high-speed Internet customers, and operated approximately 60,000 fiber route miles.
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

EXECUTIVE SUMMARY
Among the highlights in the second quarter of 2011:

•
Revenues and sales increased $113.1 million, or 12.3 percent, and $288.3 million, or 16.3 percent during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily due to revenues generated from acquired business. Excluding revenues in markets acquired from NuVox Inc. (“NuVox”), Iowa Telecommunications Services, Inc. (“Iowa Telecom”), Q-Comm Corporation (“Q-Comm”) and Hosted Solutions Acquisitions, LLC (“Hosted Solutions”) of $112.3 million and $307.9 million for the three and six month periods, respectively, revenues increased $0.8 million, or were flat as a percentage, and decreased $19.6 million, or 1.1 percent, during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010. This decline was primarily due to the decline in access lines. These decreases were mostly offset by increases attributable to growth in data and integrated solutions and special access revenues.

•
Operating income increased $38.6 million, or 15.2 percent, and $74.2 million, or 14.8 percent during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily due to operating income from acquired businesses. Excluding operating income in markets acquired from NuVox, Iowa Telecom, Q-Comm and Hosted Solutions of $20.8 million and $46.1 million for the three and six month periods, respectively, operating income increased $17.8 million, or 7.0 percent, and $28.1 million, or 5.6 percent, during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in operating income during the three and six months periods ended June 30, 2011 is attributable to decreases in merger and integration expenses and pension expense, partially offset by revenue declines associated with continued access line losses.

•
Operating income before depreciation and amortization (“OIBDA”) increased $67.9 million or 16.1 percent, and $153.5 million, or 18.6 percent, during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010 (see “Reconciliation of non-GAAP Financial Measures”). Excluding OIBDA in markets acquired of $47.1 million and $124.2 million during the three and six month periods, respectively, OIBDA increased $20.8 million, or 4.9 percent, and $29.3 million, or 3.6 percent, during the three and six month periods ended June 30, 2011, respectively. This increase is due to decreases in merger and integration and pension expenses partially offset by revenue declines associated with continued access line losses, as previously discussed.

•
Total access lines decreased by approximately 30,000, or 0.9 percent, during the second quarter of 2011. During the twelve month period ended June 30, 2011, total access lines decreased by approximately 70,000, or 2.1 percent. Excluding the 41,000 access lines in the acquired markets of Q-Comm, access lines declined by 111,000, or 3.3 percent, over the same period.

Tables of Contents

•
Data and integrated solutions connections, which is comprised of high-speed Internet and advanced data, as well as integrated voice and data connections, increased by approximately 7,000, or 0.4 percent, during the second quarter of 2011. During the twelve month period ended June 30, 2011, data and integrated solutions connections increased by approximately 88,000, or 6.2 percent. Excluding 9,000 connections in the acquired markets of Q-Comm, data and integrated solution connections increased by 79,000, or 5.6 percent, over the same period.

•
Business voice lines decreased by approximately 10,000, or 1.0 percent, during the second quarter of 2011. During the twelve month period ended June 30, 2011, business voice lines decreased by approximately 32,000, or 3.2 percent. Excluding the 4,000 business voice lines in the acquired markets of Q-Comm, business voice lines declined by 36,000, or 3.6 percent, over the same period.

•
Consumer voice lines decreased by approximately 25,000, or 1.2 percent, during the second quarter of 2011. During the twelve month period ended June 30, 2011, consumer voice lines decreased by approximately 96,000, or 4.6 percent. Excluding the 211,000 consumer voice lines in the acquired markets of Q-Comm, consumer voice lines declined by 307,000, or 14.7 percent, over the same period.

•
We recognized a loss on extinguishment of debt of $2.5 million and $103.9 million during the three and six month periods ended June 30, 2011. This was a result of repurchasing a portion of our 2016 Notes and all of our Valor Notes. The amount represents the premium paid to repurchase the notes, write off of unamortized premiums, discounts, and debt issue costs, and bankers’ fees. These transactions were financed through new debt offerings and borrowings from our revolving line of credit. These transactions extended our debt maturities and will result in a reduction of future interest costs.

•
Interest expense increased by $12.8 million, or 10.4 percent, and $36.3 million, or 14.7 percent, during the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010. This is primarily due to an increase in long-term debt from various debt issuances used to finance acquisitions during 2010.

•
During the six month period ended June 30, 2011, we generated cash flows from operations of $586.0 million, an increase of $127.4 million, or 27.8 percent, as compared to the same period in 2010. This increase was primarily attributable to the cash flows generated from acquired businesses, a $78.3 million decrease in net income taxes paid and the $26.3 million decrease in merger, integration and restructuring costs incurred in the first half of 2011 as compared to the same period in 2010. It was partially offset by a $52.6 million increase in cash interest paid during the six months ended June 30, 2011. Cash flows from operations were used to fund capital expenditures of $331.7 million and to pay $253.3 million in dividends to shareholders.

We face significant competitive challenges in the telecommunications industry. To address these challenges, we are focused on growing our total business revenues and consumer high-speed Internet revenues, which represented approximately 60.7 and 60.5 percent of total revenues and sales for the three and six month periods ended June 30, 2011, as compared to 54.3 percent and 52.4 percent for the same periods in 2010. We expect continued growth in demand for these services across our customer base. In addition, we believe that our strategy of bundling consumer voice services with our high-speed Internet service offering will allow us to add new customers and mitigate churn.

Tables of Contents

STRATEGIC TRANSACTIONS
Acquisitions
On December 2, 2010, we completed the acquisition of Q-Comm, a privately held regional fiber transport provider and competitive local exchange carrier (“CLEC”). This acquisition significantly enhanced the scale of our fiber network, increased our business customer base and revenues, and provided opportunities for operating synergies in Windstream and Q-Comm markets. Under the terms of the merger agreement, we paid $279.1 million in cash, net of cash acquired, and issued approximately 20.6 million shares of Windstream common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. We also repaid $266.2 million in outstanding indebtedness and related liabilities on existing swap agreements of Q-Comm. The transaction included Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. (“Norlight”), a CLEC serving approximately 5,500 business customers.
On December 1, 2010, we completed the acquisition of Hosted Solutions in an all-cash transaction valued at $312.8 million, which included a $2.8 million net working capital adjustment, net of cash acquired. We financed the transaction through cash reserves and revolving credit capacity. Hosted Solutions, based in Raleigh, N.C., is a leading regional data center and managed hosting provider focused on enterprise-class Infrastructure as a Service (IaaS) solutions (managed hosting, managed services, colocation, cloud computing and bandwidth) for small and medium-sized business customers as well as large enterprises. With this acquisition we added five state-of-the-art data centers in Raleigh, NC, Charlotte, NC, and Boston, MA which serve more than 600 customers. As of June 30, 2011, we operated a total of 12 data centers across the country.

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

Tables of Contents

RESULTS OF OPERATIONS
The following table summarizes our operating results as of June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, customers and lines in thousands) (a) (b)	2011	2010	2011	2010
Revenues and sales:
Service revenues:
Business	$498.1	$403.0	$989.7	$741.6
Consumer	351.4	340.2	702.6	673.8
Wholesale	152.9	154.8	306.7	311.0
Total service revenues	1,002.4	898.0	1,999.0	1,726.4
Product sales	28.0	19.3	54.5	38.8
Total revenues and sales	1,030.4	917.3	2,053.5	1,765.2
Costs and expenses:
Cost of services	376.0	331.9	743.5	627.1
Cost of products sold	24.0	17.9	44.1	34.2
Selling, general, administrative and other	135.4	128.3	274.1	239.3
Depreciation and amortization	197.0	167.7	402.4	323.1
Merger, integration and restructuring	5.2	17.3	14.2	40.5
Total costs and expenses	737.6	663.1	1,478.3	1,264.2
Operating Income	292.8	254.2	575.2	501.0
Other expense, net	(3.2)	(0.9)	(0.6)	(1.2)
Loss on early extinguishment of debt	(2.5)	—	(103.9)	—
Interest expense	(136.4)	(123.6)	(282.9)	(246.6)
Income before income taxes	150.7	129.7	187.8	253.2
Income taxes	57.5	50.7	71.1	100.1
Net income	$93.2	$79.0	$116.7	$153.1
Voice lines in service:
Consumer	1,997.9	2,093.8
Business	958.3	990.4
Wholesale (c)	29.5	14.3
Total voice lines in service	2,985.7	3,098.5
Data and integrated solutions:
High-speed Internet	1,336.5	1,274.8
Advanced data and integrated solutions (d)	171.8	145.3
Total data and integrated solutions	1,508.3	1,420.1
Special access circuits	103.5	87.4
Access lines (e)	3,261.0	3,331.2
Digital television customers	443.5	420.1
Total connections (f)	5,041.0	5,026.1

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

Tables of Contents

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
Business Service Revenues
Business service revenues are generated through the provision of data services, improving productivity by our sales teams, integrated solutions and voice services to business customers. For the twelve months ended June 30, 2011, advanced data and integrated solution connections increased by approximately 88,000, or 6.2 percent. Excluding the impact of acquired markets of Q-Comm, totaling 9,000, advanced data and integrated solution connections increased by 79,000, or 5.6 percent, over the same period.
We experience competition in the business channel from cable, wireless and other incumbent and competitive local telecommunication service providers. To meet competitive demands, we are deploying advanced data services and investing in our sales channels.
We expect revenues in the business channel to be favorably impacted by increasing demand for data services, including integrated voice and data solutions and special access revenues. As wireless data usage grows and 4G networks are expanded, we expect to win additional opportunities to build out fiber to wireless towers to provide special access services to wireless carriers, which we see as a revenue growth opportunity. We also believe our data center and managed services offerings, primarily driven by our recent acquisition of Hosted Solutions, offer revenue growth potential.
However, competition and weakness in the economy may have the effect of suppressing near term growth in these revenues. For the twelve months ended June 30, 2011, business voice lines decreased by approximately 32,000, or 3.2 percent. Excluding the impact of acquired businesses, business voice lines decreased by approximately 36,000, or 3.6 percent. Voice lines have been unfavorably impacted by customer migration to our integrated solutions capable of delivering both voice and data services over a single IP connection and losses of small business customers to cable providers.
The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$83.5		$230.9
Due to increases in data and integrated solutions revenues (a)	10.1		16.9
Due to increases in special access revenues (b)	9.5		14.9
Due to increases in high-speed Internet revenues	0.5		1.2
Due to decreases in voice, long distance and other revenues (c)	(8.5)		(15.8)
Total business revenues	$95.1	23.6%	$248.1	33.5%

(a)	Increases in data and integrated solutions revenues were primarily due to demand for advanced data services and customer migration to our integrated solutions, previously discussed.

(b)
Increases in special access revenues, which primarily represent monthly recurring charges for dedicated circuits, were attributable to strong demand from wireless and other carriers, previously discussed.

(c)	Decreases in voice service revenues were primarily attributable to the decline in voice lines.
Consumer Service Revenues
Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to residential customers. We expect consumer revenues to be unfavorably impacted by competition from cable television providers, wireless communications providers and voice service providers using other emerging technologies. For the twelve months ended June 30, 2011, consumer voice lines decreased by approximately 96,000 or 4.6 percent. Excluding the impact of acquired businesses, consumer voice lines declined by approximately 307,000 or 14.7 percent.

Tables of Contents

Increasing demand for high-speed Internet service, together with continued migration to higher speeds and sales of other internet related services, are expected to offset some of the consumer revenue declines from the unfavorable voice line trends noted above. For the twelve months ended June 30, 2011, consumer high-speed Internet customers increased by approximately 55,000, or 4.8 percent, which was not impacted by acquired businesses. As of June 30, 2011, we provided high-speed Internet service to approximately 41 percent of total access lines in service and 64 percent of primary residential lines in service. As of June 30, 2011, approximately 75 percent of our total access lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2011, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service shrinks.
To combat competitive pressures in our markets, we emphasize our bundle service strategy and continue to enhance our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice line, long distance plans, high-speed Internet and video services. These service bundles have positively impacted our operating trends. We will continue to focus our sales and marketing efforts on promotion of bundle service offerings and ancillary data products, which we believe will allow us to compete effectively for new customers and reduce customer churn.
The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$19.3		$47.2
Due to increases in high-speed Internet revenues (a)	10.4		20.7
Due to increases in miscellaneous revenues (b)	1.5		2.9
Due to decreases in voice and long distance revenues (c)	(20.0)		(42.0)
Total consumer revenues	$11.2	3.3%	$28.8	4.3%

(a)
Increases in high-speed Internet revenues are primarily due to the increase in high-speed Internet customers, continued migration to higher speeds and increased sales of ancillary data products, as previously discussed.

(b)	Increases in miscellaneous revenues were primarily attributable to bundled service growth.

(c)	Decreases in voice service revenues were primarily attributable to declines in voice lines and to the impact of discounts on voice features included in our bundle offerings.
Wholesale Service Revenues
Wholesale service revenues include voice and data services sold on a wholesale basis to other carriers and usage sensitive charges to long distance companies and other local exchange carriers for access to our network in connection with the completion of interstate and intrastate long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our facilities. Universal service fund (“USF”) revenues and other surcharges which subsidize the cost of providing wireline services in high cost areas are also included in wholesale service revenues. Revenues from these services are expected to decline due to unfavorable trends in consumer, business and wholesale voice lines.

Tables of Contents

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$8.5		$25.2
Due to decreases in voice and miscellaneous revenues	(1.3)		(4.8)
Due to decreases in USF revenues (a)	(4.5)		(5.5)
Due to decreases in switched access revenues (b)	(4.6)		(19.2)
Total wholesale revenues	$(1.9)	(1.2)%	$(4.3)	(1.4)%

(a)
Decreases in USF revenues resulted from decreases in both state and federal funds received and line loss. As Windstream continues to implement cost saving measures, we expect USF revenues to continue to decline.

(b)
Decreases in switched access revenues were due to continued voice line loss and our phased reduction of interstate access rates. On July 1, 2010, we implemented another phase of rate reductions, resulting in a decline in switched access revenues of $0.7 million for the three months ended June 30, 2011, as compared to the same period of 2010.

Product Sales
Product sales include data and communications equipment sold to business customers, as well as high-speed Internet modems, home networking equipment, computers and other equipment sold to consumers. We also sell network equipment to contractors on a wholesale basis.

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(Millions)	Increase (Decrease)%		Increse (Decrease)%
Due to acquired companies	$1.2		$4.6
Due to increases in contractor sales (a)	3.9		7.1
Due to increases in business product sales (b)	3.7		3.4
Due to changes in consumer product sales	(0.1)		0.6
Total product sales	$8.7	45.1%	$15.7	40.5%

(a)	Increases in contractor sales were due primarily to sales of outside plant materials related to increased construction activity during 2011.

(b)	Increases in business product sales were due to increased sales in equipment associated with business solutions.
Cost of Services
Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense (costs incurred by the Company to access the public switched network and to transport traffic to the Internet), bad debt expense and business taxes. Interconnection expenses in certain markets where we operate as a CLEC include charges from the incumbent local exchange provider to lease network components required for service delivery.

Tables of Contents

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$46.8		$126.3
Due to increases in network operations and other (a)	1.2		4.9
Due to decreases in federal USF expense (b)	(1.5)		(0.5)
Due to changes in interconnection expense (c)	0.8		(6.5)
Due to decreases in pension expense (d)	(3.2)		(7.8)
Total cost of services	$44.1	13.3%	$116.4	18.6%

(a)	Increases in network operations and other expenses were due to increases in network support costs and charges incurred to provide voice features and ancillary data services to customers.

(b)
Decreases in federal USF expense contributions were primarily due to a decrease in the USF contribution factors to 14.9 percent from 15.3 percent for the quarters ended June 30, 2011 and 2010, respectively, and was consistent with the decrease in federal USF revenues.

(c)
Decreases in interconnection expenses for the six month period ended June 30, 2011, as compared to the same period in 2010, were due to the favorable impact of network efficiency projects, the impact of voice line losses and rate reductions. Partially offsetting these decreases were increases associated with purchases of higher capacity circuits to service the growth in data customers.

(d)	Decreases in pension expense were attributable to lower pension amortization in 2011 as a result of better than expected returns generated on pension plan assets during 2010.
Cost of Products Sold
Cost of products sold represent the cost of equipment sales to customers. The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$0.7		$3.2
Due to increases in costs of contractor sales (a)	3.9		7.1
Due to increases in equipment sales to business customers (b)	2.7		2.0
Due to decreases in consumer costs of products sold (c)	(1.2)		(2.4)
Total cost of products sold	$6.1	34.1%	$9.9	28.9%

(a)	Increases in contractor expenses were consistent with the increase in contractor sales.

(b)	Increases in costs of equipment sales to business customers were consistent with the increase in equipment sales.

(c)	Decreases in consumer costs of products sold are primarily due to declines in consumer broadband equipment costs.
Selling, General, Administrative and Other Expenses (“SG&A”)
SG&A expenses result from sales and marketing efforts, advertising, information technology support systems, costs associated with corporate and other support functions and professional fees. These expenses also include salaries and wages and employee benefits not directly associated with the provision of services.

Tables of Contents

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$9.1		$33.0
Due to changes in sales and advertising expense and other (a)	(1.2)		4.1
Due to decreases in pension expense (b)	(0.8)		(2.3)
Total selling, general, administrative and other expenses	$7.1	5.5%	$34.8	14.5%

(a)
Increases in sales and advertising expense and other for the six month period ended June 30, 2011 as compared to the same period in 2010 were due to increased spending to support sales of our price-for-life bundles and increased advertising and commissions costs for the business channel. This increase was partially offset by approximately $2.6 million and $4.6 million in data center migration costs incurred during the three and six month periods ended June 30, 2010, respectively, that did not recur.

(b)	Decreases in pension expense were attributable to lower pension amortization in 2011 as a result of better than expected returns generated on pension plan assets during 2010.
Depreciation and Amortization Expense
Depreciation and amortization expense primarily includes the depreciation of our plant assets and the amortization of our definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to depreciation of plant assets of acquired companies	$5.4		$28.8
Due to amortization of intangible assets acquired in the purchase of acquired businesses	21.1		49.4
Due to increases in depreciation expense (a)	6.5		7.8
Due to decreases in amortization expense (b)	(3.7)		(6.7)
Total depreciation and amortization expense	$29.3	17.5%	$79.3	24.5%

(a)	Increases in depreciation expense were primarily due to additions in property, plant and equipment.

(b)	Decreases in amortization expenses were due to the use of accelerated amortization methods.
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

Tables of Contents

Set forth below is a summary of merger and integration costs for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2011	2010	2011	2010
Merger and integration costs
Transaction costs associated with acquisitions (a)	$0.9	$7.6	$3.3	$21.2
Employee related transition costs (b)	1.9	6.9	6.9	16.0
Computer system and conversion costs	1.9	1.2	3.4	1.6
Signage and other rebranding costs	0.4	1.1	0.4	1.2
Total merger and integration costs	5.1	16.8	14.0	40.0
Restructuring charges	0.1	0.5	0.2	0.5
Total merger, integration and restructuring charges	$5.2	$17.3	$14.2	$40.5

(a)
During the six month period ended June 30, 2011, we incurred acquisition-related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Iowa Telecom, Q-Comm and Hosted Solutions. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations. During the same period of 2010, we incurred acquisition-related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of D&E, Lexcom, NuVox and Iowa Telecom.

(b)
During the six month period ended June 30, 2011, we incurred $1.6 million, $2.6 million, $2.6 million and $0.1 million in employee transition costs, primarily severance-related, for NuVox, Iowa Telecom, Q-Comm and Hosted Solutions, respectively. During the six months ended June 30, 2010, we incurred $16.0 million in employee transition costs in conjunction with the integration of D&E, Lexcom, NuVox and Iowa Telecom.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges
As of June 30, 2011 we had unpaid merger, integration and restructuring liabilities totaling $4.4 million, which consisted of $3.3 million of accrued severance costs primarily associated with the integration of Iowa Telecom, Q-Comm and Hosted Solutions. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. These payments will be funded through operating cash flows (see Note 9).
Operating Income
Operating income increased $38.6 million , or 15.2 percent, and $74.2 million, or 14.8 percent during the three and six month periods ended June 30, 2011, as compared to the same periods in 2010, primarily due to operating income from acquired businesses. Excluding operating income in markets acquired of $20.8 million and $46.1 million during the three and six month periods ended June 30, 2011, operating income increased $17.8 million, or 7.0 percent, and $28.1 million, or 5.6 percent during the same periods ended June 30, 2011, as compared to the same period in 2010. The increase in operating income during the three and six month periods ended June 30, 2011 is attributable to decreases in merger and integration expenses and pension expense, partially offset by revenue declines associated with continued access line losses.
Other Expense, Net
Other expense, net was comprised of the following for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2011	2010	2011	2010
Investment income	$—	$—	$1.5	$1.4
Gain on sale of investments	0.9	—	0.9	—
Mark-to-market of interest rate swap agreement	—	(0.4)	—	(0.9)
Loss due to ineffectiveness of interest rate swaps	(3.5)	—	(3.5)	—
Interest expense on undesignated swap	—	(1.2)	—	(2.5)
Other income, net	(0.6)	0.7	0.5	0.8
Other expense, net	$(3.2)	$(0.9)	$(0.6)	$(1.2)

Tables of Contents

Other expense, net increased $2.3 million and decreased $0.6 million in the three and six month periods ended June 30, 2011, as compared to the same period of 2010. Increases during the three months ended primarily resulted from the $3.5 million charge to earnings related to ineffectiveness of our cash flow hedges at June 30, 2011, primarily due to declines in the LIBOR rate. This loss was partially offset by the $0.9 million gain on sale of investments. Decreases during the six months ended were primarily driven by the $2.5 million in interest expense and $0.9 million loss from the mark-to-market of the interest rate swap agreement recognized during 2010. During the fourth quarter 2010, the undesignated swaps were redesignated as part of the blend and extend (see Note 5).

Loss on Extinguishment of Debt

During the first quarter of 2011, we purchased $1,161.3 million of our 2016 Notes and all $400.0 million of our Valor Notes. During the second quarter of 2011, we purchased an additional $33.2 million of our 2016 Notes. We financed these transactions with proceeds from the issuance of the 2020 Notes, the 2021 Notes, the 2023 Notes and borrowings from our revolving line of credit. These transactions extended our existing debt maturities and will result in lower future interest costs. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $2.5 million and $103.9 million during the three and six month periods ended June 30, 2011.

The loss is detailed as follows for the three and six month periods ended June 30, 2011:

(Millions)	Three Months Ended	Six Months Ended
2016 Notes:
Premium on early redemption	$2.0	$77.5
Unamortized discount on original issuance	0.4	18.6
Third party fees for early redemption	—	2.7
Unamortized debt issuance costs on original issuance	0.1	0.9
Loss on early extinguishment for 2016 Notes	2.5	99.7
Valor Notes:
Premium on early redemption	—	10.3
Third party fees for early redemption	—	0.4
Unamortized premium on original issuance	—	(6.5)
Loss on early extinguishment for Valor Notes	—	4.2
Total loss on early extinguishment of debt	$2.5	$103.9
Interest Expense
Interest expense was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2011	2010	2011	2010
Senior secured credit facility, Tranche A	$1.7	$1.6	$3.5	$3.3
Senior secured credit facility, Tranche B, net of interest rate swaps	26.2	24.3	53.2	48.5
Senior secured credit facility, revolving line of credit	5.0	1.7	7.9	2.8
Senior unsecured notes	102.9	86.6	212.8	173.3
Notes issued by subsidiaries	2.3	9.7	7.9	19.3
Other interest expense	0.1	0.1	0.2	0.2
Less capitalized interest expense	(1.8)	(0.4)	(2.6)	(0.8)
Total interest expense	$136.4	$123.6	$282.9	$246.6
Interest expense increased $12.8 million, or 10.4 percent, and $36.3 million or 14.7 percent, in the three and six months ended June 30, 2011, respectively, as compared to the same period of 2010. This is primarily due to an increase in long-term debt from various debt issuances used to finance acquisitions during 2010.

Tables of Contents

Income Taxes
Income tax expense increased $6.8 million, or 13.4 percent, and decreased $29.0 million, or 29.0 percent, in the three and six month periods ended June 30, 2011, respectively, as compared to the same period of 2010. The increase in income tax expense for the three month period is primarily due to the increase in income before taxes, while the decrease in income tax expense for the six month period is primarily due to the decrease in income before taxes. Our effective tax rate decreased to 38.2 percent and 37.9 percent in the three and six month periods ended June 30, 2011, respectively, as compared to 39.1 percent and 39.5 percent in the corresponding periods of 2010. The decrease in the effective rate for the six month period is primarily due to a discrete item in the first quarter of 2011 related to recognition of a benefit of interest income on a tax refund through income tax expense. The impact of this discrete item is immaterial to the estimated annual effective income tax rate.
For 2011, our annual effective income tax rate is expected to range between 38.0 percent and 39.0 percent, excluding one time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

Regulatory Matters
Our ILECs are regulated by both federal and state agencies. Our interstate products and services and the related earnings are subject to federal regulation by the Federal Communications Commission (“FCC”) and our local and intrastate products and services and the related earnings are subject to regulation by state Public Service Commissions (“PSCs”). The FCC has principal jurisdiction over matters including, but not limited to, interstate switched and special access rates, as well as high-speed Internet service offerings. It also regulates the rates that ILECs may charge for the use of their local networks in originating or terminating interstate and international transmissions. The state PSCs have jurisdiction over matters including local service rates, intrastate access rates, quality of service, the disposition of public utility property and the issuance of securities or debt by the local operating companies. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 22, 2011.
Federal Regulation and Legislation
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, the ARRA allocated approximately $7.2 billion for the expansion of broadband services to unserved and underserved areas. The Rural Utilities Service ("RUS") approved eighteen of our applications in thirteen states totaling $181.3 million in grants on projects with a total estimated cost of $241.7 million, including our $60.4 million matching share. We began these projects in the first quarter of 2011 and have various vendor contracts currently under review with the RUS. As such, during the first quarter of 2011 we began contributing our matching funds into a pledged deposit account, reflected as restricted cash on our balance sheet. We began applying for reimbursement for stimulus expenditures during the second quarter of 2011.
On April 7, 2011, the FCC released an order revising its pole attachment rules to reduce the costs incurred by certain providers, including Windstream, to deploy telecommunications and broadband networks. The order lowers pole attachment rates based on a formula already applied to cable companies and allows incumbent local exchange carriers to file complaints with the FCC in the event they believe a rate is not reasonable. The order also establishes a timeframe with a limit of 148 days for completing a carrier’s request to attach in the communications space of a pole. In the event the pole owner does not abide by the timeframe established in the order, the requesting carrier may use an independent contractor approved by the pole owner to perform the required work. The revised rules will slightly improve the costs and the timeframes experienced by the Company when it attaches its equipment to poles owned by electric companies and other communications providers. We expect the regulation to make it easier to provide competitive services in new markets.

On July 29, 2011, we and a group of other communications companies jointly filed a proposal with the FCC that recommends specific reforms to the existing intercarrier compensation and universal service mechanisms (“Proposal”). Under the Proposal, over a five-year transition period, price-cap carriers would reduce terminating switched access and reciprocal compensation rates and would have an opportunity for modest increases in end user rates and additional universal service support.

The Proposal also recommends transitioning the existing universal service support received by price-cap carriers over a five-year period to a new mechanism, the Connect America Fund (“CAF”) designed to explicitly support broadband service in high-cost areas.
On August 3, 2011, the FCC issued a notice seeking comments on the Proposal as well as those filed by other parties, and a final order could be released in the fourth quarter of 2011; however, until a final order is issued, the financial impact of reform cannot be quantified.

Tables of Contents

The following table reflects the minute-driven components of Windstream’s inter-carrier compensation revenues for the six months ended June 30, 2011:

Revenues	Originating Traffic		Terminating Traffic
	Minutes	Rate	Minutes	Rate
	(Thousands)		(Thousands)
Interstate switched access	1,766,379	$0.0060	1,846,225	$0.0060
Intrastate switched access	795,650	$0.0370	1,492,948	$0.0360
Local interconnection			2,314,942	$0.0100
In addition, inter-carrier and reciprocal compensation expense totaled $13.2 million and $28.6 million for the three and six month periods ended June 30, 2011, respectively.
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
State Universal Service Funds and Texas Large Company High Cost Program Settlement
We recognize revenue from the receipt of state universal service funds (“USF”) in a limited number of states in which we operate. For the three month period ended June 30, 2011, we recognized $32.2 million in state universal service revenue, which included approximately $23.7 million from the Texas USF. These payments are intended to provide additional support beyond the federal USF receipts for the high cost of operating in rural markets.

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
Our board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of the Company’s common stock. This practice can be changed at any time at the discretion of the board of directors and is subject to the Company’s restricted payment capacity, which was $938.6 million as of June 30, 2011, as determined in accordance with our debt covenants. We build additional capacity through cash flows generated from operations while dividends, share repurchases and certain restricted investments reduce the available restricted payments capacity. We expect to contribute an additional $7.0 million to the Windstream Pension Plan in the fourth quarter of 2011. We are considering an additional contribution in the fourth quarter of 2011 of $50.0 million to $80.0 million to meet our expected 2012 obligation. This contribution is likely to be in the form of Windstream common stock, which will allow us to preserve cash and manage overall net debt leverage. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company's qualified pension plan.

Tables of Contents

The following table summarizes our cash flow activities for the six month period ended June 30:

	Six Months Ended June 30,
(Millions)	2011	2010
Cash flows from (used in):
Operating activities	$586.0	$458.6
Investing activities	(338.3)	(608.3)
Financing activities	(237.9)	(859.7)
Increase (decrease) in cash and cash equivalents	$9.8	$(1,009.4)
Operating Cash Flows
Cash from operating activities primarily represents the amount of cash generated by the ongoing operations of our business after the payment of operating obligations. During the six month period ended June 30, 2011, cash flows from operations increased by $127.4 million, as compared to the same period in 2010. This increase was primarily attributable to the $78.3 million decrease in net income taxes paid and the $26.3 million decrease in merger, integration and restructuring costs incurred and cash flows generated from acquired businesses in the first half of 2011 as compared to the same period in 2010. It was partially offset by a $52.6 million increase in cash interest paid during the six month period ended June 30, 2011.
Investing Cash Flows
Cash used in investing activities primarily includes investments in our telecommunications network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. During the six months ended June 30, 2011, cash flows used in investing activities decreased by $270.0 million as compared to the same period in 2010. This decrease was primarily due to $253.6 million and $198.4 million of cash used to complete the acquisitions of Iowa and NuVox, respectively, during the first six months of 2010, partially offset by an increase in capital expenditures.
Capital expenditure spending increased $172.3 million during the six months ended June 30, 2011 as compared to the same period in 2010. This increase is driven by success-based fiber to wireless tower initiatives, expansion of our data center presence, enhancements to our network and acquired companies. We expect increases in wireless data usage and expansion of 4G wireless networks over the next 18 to 24 months, which will result in additional bandwidth needs for wireless carriers and present more opportunities for our fiber to the tower business. We intend to pursue these opportunities which, where we are successful, will result in an increase in capital spending during the build-out period, but also an increase in revenue in future periods.
Financing Cash Flows
Cash used in financing activities decreased by $621.8 million for the three months ended June 30, 2011, as compared to the same period in 2010. This decrease was primarily due to the repayment of approximately $281.0 million and $628.9 million in debt and related swap agreements assumed from NuVox and Iowa Telecom, respectively, in 2010.
During the first quarter of 2011, we issued $1,250.0 million in additional notes and extended the maximum line of credit under our revolving credit agreement from $750.0 million to $1,250.0 million. The proceeds from the additional notes, along with borrowings from the revolving line of credit, were used to retire $1,594.5 million in outstanding indebtedness during the six months ended June 30, 2011. This included $1,194.5 million of our 2016 Notes and all $400.0 million of our Valor Notes. These transactions allowed us to extend our existing debt maturities and lower our future interest costs.

The financial ratios required by our senior secured credit facilities and indentures include certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”).

Tables of Contents

These non-GAAP financial measures are presented below for the sole purpose of demonstrating compliance with our debt covenants:

(Millions, except ratios)	June 30, 2011
Gross Leverage ratio:
Total debt	$7,367.2

Operating income, last twelve months	$1,104.5
Depreciation and amortization, last twelve months	772.9
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	151.4
Adjusted EBITDA	$2,028.8
Leverage ratio (b)	3.63
Maximum gross leverage ratio allowed	4.50

Interest coverage ratio:
Adjusted EBITDA	$2,028.8
Interest expense, last twelve months	$558.0
Adjustments required by the credit facilities and indentures (c)	14.2
Adjusted interest expense	$572.2
Interest coverage ratio (d)	3.55
Minimum interest coverage ratio allowed	2.75

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
In addition, certain agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50.0 percent or more of Windstream’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2011, we were in compliance with all such covenants and restrictions.

As of June 30, 2011, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted us the following senior secured and senior unsecured credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B+	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Stable	Stable	Stable

Tables of Contents

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
Set forth below is a summary of future repayments of long-term debt obligations and related interest expense as of June 30, 2011, to include the Additional 2020 Notes, the 2023 Notes and the 2021 Notes.

	Payments due by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$142.7	$1,286.3	$1,557.0	$4,402.4	$7,388.4
Interest payments on long-term debt obligations (b)	464.8	885.6	757.0	1,172.4	3,279.8
Total projected long-term debt and interest payments	$607.5	$2,171.9	$2,314.0	$5,574.8	$10,668.2

(a)	Excludes $21.2 million of unamortized discounts (net of premiums) included in long-term debt at June 30, 2011.

(b)
Variable rates on tranches A and B of the senior secured credit facility are based on the three-month LIBOR and reset on the seventeenth day of each quarter. As of June 30, 2011, the variable rate on tranches A and B was 0.28 percent.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions)	2011	2010		2011	2010
Operating income	$292.8	$254.2		$575.2	$501.0
Depreciation and amortization	197.0	167.7		402.4	323.1
OIBDA (a)	$489.8	$421.9	16.1%	$977.6	$824.1	18.6%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. Management believes this measure provides investors with insight into the core earnings capacity of providing telecommunications services to its customers.

Tables of Contents

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 in the Company’s Annual Report on Form 10-K, we identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. See Note 2 for an updated discussion regarding the critical accounting policies surrounding our restricted cash, recording of additions to property, plant and equipment that stem from RUS projects and goodwill reporting units. Effective January 1, 2011, Windstream changed its goodwill reporting units from one unit to two.
There were no other material changes to our critical accounting policies during the six month period ended June 30, 2011.
Recently Issued Authoritative Guidance
The following authoritative guidance will be adopted by the Company in the reporting period indicated. This authoritative guidance, together with the Company's evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Fair Value Measurement (first quarter of 2012)

•	Comprehensive Income (first quarter 2012)

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

Tables of Contents

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

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
Our market risks at June 30, 2011 are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 22, 2011. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not directly own significant marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries. However, our pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.
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
The swaps will amortize quarterly to a notional value of $900.0 million in 2013, where they will remain until maturity on October 17, 2015 ($1,056.3 million as of June 30, 2011). Effective January 17, 2011, our weighted average fixed rate was 4.553 percent. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR.
As of June 30, 2011, amounts outstanding under our variable rate senior secured credit facilities exceed the unamortized notional value of the four interest rate swap agreements by $1,098.4 million, or approximately 14.9 percent of our total outstanding long-term debt. As a result, a hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $11.0 million. Actual results may differ from this estimate.
Equity Risk
We are exposed to market risk through pension plan investments. The fair market value of these investments, totaling $929.2 million at June 30, 2011, increased 6.7 percent from $870.5 million at December 31, 2010, due to a return on plan assets of $37.2 million, or 4.3 percent, a stock contribution with an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $60.6 million, which was subsequently sold for $61.1 million, partially offset by $39.1 million in routine benefit payments and administrative expenses.

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

Tables of Contents

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Anthony W. Thomas
Anthony W. Thomas
Chief Financial Officer
(Principal Financial Officer)
August 5, 2011

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
 _____________
(*)    Filed herewith.