Form 10-Q
period 2011-09-30
WINDSTREAM CORP
filed 2011-11-04
CIK 1282266

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  ☐  YES  ☒  NO
Number of common shares outstanding as of October 31, 2011: 515,815,356
The Exhibit Index is located on page 55.

Tables of Contents

WINDSTREAM CORPORATION
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2011	2010	2011	2010
Revenues and sales:
Service revenues	$994.7	$938.9	$2,993.7	$2,665.3
Product sales	28.6	26.9	83.1	65.7
Total revenues and sales	1,023.3	965.8	3,076.8	2,731.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	372.8	350.7	1,116.3	977.8
Cost of products sold	24.5	22.7	68.6	56.9
Selling, general and administrative	135.1	130.6	409.2	369.9
Depreciation and amortization	204.0	179.9	606.4	503.0
Merger, integration and restructuring	20.4	11.7	34.6	52.2
Total costs and expenses	756.8	695.6	2,235.1	1,959.8
Operating income	266.5	270.2	841.7	771.2
Other expense, net	(1.5)	(3.0)	(2.1)	(4.2)
Loss on early extinguishment of debt	(20.5)	—	(124.4)	—
Interest expense	(134.2)	(132.3)	(417.1)	(378.9)
Income before income taxes	110.3	134.9	298.1	388.1
Income taxes	38.8	49.7	109.9	149.8
Net income	$71.5	$85.2	$188.2	$238.3
Basic and diluted earnings per share
Net income	$.14	$.18	$.37	$.51
See the accompanying notes to the unaudited interim consolidated financial statements.

Tables of Contents

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$34.3	$42.3
Restricted cash	9.2	—
Accounts receivable (less allowance for doubtful accounts of $29.5 and $27.8, respectively)	386.2	373.9
Inventories	60.8	52.5
Deferred income taxes	92.6	44.8
Prepaid income taxes	126.6	62.9
Prepaid expenses and other	63.1	60.7
Assets held for sale	50.6	50.6
Total current assets	823.4	687.7
Goodwill	3,720.4	3,704.0
Other intangibles, net	1,872.1	2,038.5
Net property, plant and equipment	4,825.6	4,772.7
Other assets	177.6	150.8
Total Assets	$11,419.1	$11,353.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$44.8	$139.2
Current portion of interest rate swaps	32.3	35.4
Accounts payable	171.7	151.3
Advance payments and customer deposits	142.4	145.8
Accrued dividends	129.5	126.5
Accrued taxes	90.8	81.2
Accrued interest	141.7	173.9
Other current liabilities	122.4	132.2
Total current liabilities	875.6	985.5
Long-term debt	7,296.6	7,186.6
Deferred income taxes	2,003.6	1,767.6
Other liabilities	420.7	583.4
Total liabilities	10,596.5	10,523.1
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized, 515.8 and 504.3 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	982.0	833.3
Accumulated other comprehensive loss	(178.1)	(216.9)
Retained earnings	18.6	214.1
Total shareholders’ equity	822.6	830.6
Total Liabilities and Shareholders’ Equity	$11,419.1	$11,353.7
See the accompanying notes to the unaudited interim consolidated financial statements.

Tables of Contents

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2011	2010
Cash Provided from Operations:
Net income	$188.2	$238.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	606.4	503.0
Provision for doubtful accounts	32.3	34.0
Stock-based compensation expense	17.4	12.2
Pension expense	32.9	46.5
Deferred income taxes	171.9	59.8
Unamortized net discount on retired debt	18.3	—
Amortization of unrealized losses on de-designated interest rate swaps	37.3	0.5
Gain from postretirement plan termination	(14.7)	—
Other, net	12.9	10.0
Pension contribution	—	(41.0)
Changes in operating assets and liabilities, net:
Accounts receivable	(49.0)	(28.1)
Prepaid income taxes	(54.3)	(34.4)
Prepaid expenses and other	(7.1)	(3.6)
Accounts payable	31.9	(34.9)
Accrued interest	(54.7)	(39.5)
Other current liabilities	(19.8)	21.1
Other liabilities	(3.6)	(26.0)
Other, net	(27.2)	(6.4)
Net cash provided from operations	919.1	711.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(509.2)	(272.7)
Broadband network expansion funded by stimulus grants	(9.2)	—
Acquisition of NuVox, net of cash acquired	—	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	—	(253.6)
Changes in restricted cash	(9.2)	—
Grant funds received for broadband stimulus projects	0.5	—
Other, net	1.2	2.8
Net cash used in investing activities	(525.9)	(721.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(380.7)	(343.8)
Repayment of debt	(3,150.8)	(1,335.2)
Proceeds of debt issuance	3,147.0	812.0
Debt issuance costs	(20.9)	(11.6)
Other, net	4.2	(18.7)
Net cash used in financing activities	(401.2)	(897.3)
Decrease in cash and cash equivalents	(8.0)	(907.7)
Cash and Cash Equivalents:
Beginning of period	42.3	1,062.9
End of period	$34.3	$155.2
Supplemental Cash Flow Disclosures:
Interest paid	$427.6	$420.6
Income taxes (refunded) paid, net	$(10.4)	$121.6
See the accompanying notes to the unaudited interim consolidated financial statements.

Tables of Contents

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2010	$833.4	$(216.9)	$214.1	$830.6
Net income	—	—	188.2	188.2
Other comprehensive income, net of tax: (see Note 10)
Change in employee benefit plans	—	37.0	—	37.0
Amortization of unrealized losses on de-designated interest rate swaps	—	23.0	—	23.0
Changes in designated interest rate swaps	—	(21.2)	—	(21.2)
Comprehensive income	—	38.8	188.2	227.0
Stock-based compensation expense	17.4	—	—	17.4
Taxes withheld on vested restricted stock and other	(4.5)	—	—	(4.5)
Stock issued to pension plan (see Note 8)	135.8	—	—	135.8
Dividends of $0.75 per share declared to stockholders	—	—	(383.7)	(383.7)
Balance at September 30, 2011	$982.1	$(178.1)	$18.6	$822.6
See the accompanying notes to the unaudited interim consolidated financial statements.

Tables of Contents

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____
1.    Overview and Basis of Presentation:
Description of Business
Windstream Corporation ( “we”, “us”, or “our”) is a leading communications and technology solutions provider, delivering complex data, high-speed Internet, voice and transport services to customers in 29 states. Our business solutions include IP-based voice and data services, multiprotocol label switching networking, data center and managed services, hosting services and communications systems. We provide high-speed Internet, voice, and digital television services to residential customers. We deliver our services over an extensive local and long-haul fiber network, which we also use to provide wholesale services to other carriers. As of September 30, 2011, we served approximately 3.2 million access lines, 1.3 million high-speed Internet customers, and operated approximately 60,000 fiber route miles.
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

2.    Summary of Significant Accounting Policies:
Significant Accounting Policies
Restricted Cash - Restricted cash consists of funds placed into a pledged deposit account for our share of committed spend on construction contracts currently under review by the Rural Utilities Service (“RUS”) for broadband stimulus grants. Changes in the balances of the pledged deposit accounts are reflected as cash inflows or outflows in the investing activities section of the statement of cash flows.
Broadband Stimulus Spend - Capital expenditures related to the broadband stimulus grants are recorded to construction in progress. A receivable totaling 75 percent of the gross spend, representing the expected reimbursement from the RUS, is recorded during the same period, offsetting the amounts recorded in construction in progress. The resulting balance sheet presentation reflects our 25 percent investment in these assets in property, plant and equipment. Once an asset is placed into service, depreciation is calculated and recorded based on our 25 percent investment in the equipment. Initial outflows to purchase stimulus-related assets are reflected in the investing activities section of the cash flows statement. Grant funds received from the RUS are shown as inflows in the investing activities section of the statement of cash flows.
Assets Held For Sale - During 2010, we reclassified $16.6 million of wireless assets acquired from D&E Communications, Inc. (“D&E”) and $34.0 million of wireless licenses acquired from Iowa Telecommunications Services, Inc. (“Iowa Telecom”) to assets held for sale. During the second quarter of 2011, we reclassified an additional $0.6 million in investments to assets held for sale, which were sold during the third quarter of 2011. On March 17, 2011, we entered into a definitive agreement to sell the Iowa Telecom assets for approximately $34.5 million, which will result in a gain of $0.5 million upon completion. The transaction is expected to close during the latter part of 2011 or early part of 2012, subject to certain conditions, including necessary regulatory approvals.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

2.    Summary of Significant Accounting Policies, Continued:
Goodwill and Other Intangible Assets - Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. We have acquired identifiable intangible assets through acquisitions of various businesses. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. Effective January 1, 2011, we determined that we have two reporting units to test for impairment: (1) the data center reporting unit representing the Hosted Solutions Acquisitions, LLC (“Hosted Solutions”) business acquired on December 1, 2010 and (2) the telecommunications reporting unit including our remaining operations. We assessed impairment of goodwill by evaluating the carrying value of our shareholders’ equity against the current fair market value of our outstanding equity, where the fair market value of our equity is equal to current market capitalization plus a control premium estimated to be 20.0 percent, less the fair value attributable to Hosted Solutions as discussed below. The fair market value of our equity, both including and excluding the control premium, exceeded its goodwill carrying value as of January 1, 2011, even after taking into consideration the data center reporting unit. Due to the close proximity of the Hosted Solutions business combination to our annual impairment assessment date, we determined that the fair value of goodwill for the data center reporting unit equaled its carrying value as of January 1, 2011 in that there were no changes in facts or circumstances between the acquisition date and January 1, 2011 which would indicate a change in value.
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
Comprehensive Income - In June 2011, the FASB issued authoritative guidance related to comprehensive income. This guidance requires all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will update our disclosures accordingly upon adoption.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

2.    Summary of Significant Accounting Policies, Continued:
Testing Goodwill for Impairment - In September 2011, the FASB issued authoritative guidance related to the testing of goodwill for impairment. This guidance allows an entity the option to first assess qualitative factors before calculating the fair value of a reporting unit. The entity may avoid applying the current two-step impairment test to a reporting unit if it determines, based on its assessment of qualitative factors, it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this guidance to have a material impact on our consolidated financial statements.

3.    Acquisitions:
Pending Acquisition of PAETEC Holding Corp. - On July 31, 2011, we entered into an agreement to acquire all outstanding shares of PAETEC Holding Corp. ("PAETEC") in an all-stock transaction. Under terms of the merger agreement, PAETEC stockholders will receive 0.460 common shares for each PAETEC common share. We expect to issue approximately 73 million shares of common stock valued at approximately $891 million, based on our closing stock price on July 29, 2011. We also will assume or refinance PAETEC's net debt of approximately $1.4 billion outstanding at June 30, 2011. The PAETEC shareholders approved the transaction on October 27, 2011. This acquisition is expected to close by the end of 2011 pending regulatory approval.

PAETEC is a competitive local exchange carrier (“CLEC”) and provides telecommunications services primarily to business customers in 46 states and the District of Columbia. PAETEC operates seven data centers in the U.S. and owns approximately 36,700 route miles of fiber in portions of 39 states and the District of Columbia. The combined company will have a nationwide network with a deep fiber footprint to offer enhanced capabilities in strategic growth areas, including IP-based services, data centers, cloud computing and managed services.
Acquisition of Q-Comm - On December 2, 2010, we acquired the stock of Q-Comm Corporation (“Q-Comm”), a privately held regional fiber transport provider and CLEC. This acquisition significantly enhanced the scale of our fiber network, increased our business customer base and revenues, and provided opportunities for operating synergies in overlapping markets. Under the terms of the merger agreement, we paid $279.1 million in cash, net of cash acquired, and issued approximately 20.6 million shares of common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. We also repaid $266.2 million in outstanding indebtedness and related liabilities on existing swap agreements of Q-Comm. The transaction included Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. (“Norlight”), a CLEC serving approximately 5,500 business customers.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

3.    Acquisitions, Continued:
The following table summarizes the fair values of the assets acquired and liabilities assumed for Q-Comm. Adjustments to the preliminary purchase price allocation were based on updated information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition and were primarily associated with changes in current assets and liabilities, intangible assets and deferred taxes that existed as of the date of the acquisition.

Q-Comm
(Millions)	Final Allocation
Fair value of assets acquired:
Current assets	$35.4
Property, plant and equipment	293.5
Goodwill	358.0
Customer lists (a)	292.5
Trade names (b)	3.7
Other assets	19.6
Total assets acquired	1,002.7
Fair value of liabilities assumed:
Current maturities of long-term debt	(255.1)
Other current liabilities	(55.0)
Deferred income taxes on acquired assets	(117.9)
Other liabilities	(24.0)
Total liabilities assumed	(452.0)
Common stock issued (inclusive of additional paid-in capital)	(271.6)
Cash paid, net of cash acquired	$279.1

(a)	Customer lists are being amortized using the sum-of-years digit methodology over an estimated useful life 15 years.

(b)	Trade names are being amortized on a straight-line basis over an estimated useful life of one year.
Acquisition of Hosted Solutions - On December 1, 2010, we acquired the assets and liabilities of Hosted Solutions in an all-cash transaction valued at $312.8 million, which included a $2.8 million net working capital adjustment, net of cash acquired. We financed the transaction through cash reserves and revolving credit capacity. Hosted Solutions, based in Raleigh, N.C., is a leading regional data center and managed hosting provider focused on enterprise-class Infrastructure as a Service (“IaaS”)solutions (managed hosting, managed services, colocation, cloud computing and bandwidth) for small and medium-sized business customers as well as large enterprises. With this acquisition, we added five state-of-the-art data centers in Raleigh, NC, Charlotte, NC, and Boston, MA, which serve more than 600 customers.
Acquisition of Iowa Telecom - On June 1, 2010, we completed our acquisition of Iowa Telecom, based in Newton, Iowa. This acquisition provides us with a sizable operating presence in the upper Midwest. As of June 1, 2010, Iowa Telecom provided service to approximately 208,000 incumbent local exchange carrier (“ILEC”) access lines, 39,000 CLEC access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of common stock and $7.90 in cash. We paid approximately $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of common stock valued at $280.8 million on the date of issuance. In addition, we repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of approximately $628.9 million.
Acquisition of NuVox - On February 8, 2010, we completed our acquisition of NuVox, Inc. (“NuVox”), a CLEC based in Greenville, South Carolina. Consistent with our focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 104,000 business customer locations in 16 contiguous Southwestern and Midwest states. NuVox’s services include voice over Internet protocol, local and long-distance voice, high-speed Internet access, email, voicemail, web hosting, secure electronic data storage and backup, Internet security and virtual private networks. Many of these

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

3.    Acquisitions, Continued:
services are delivered over a secure, privately-managed IP network, using a multiprotocol label switch backbone and distributed IP voice switching architecture. In accordance with the NuVox merger agreement, we acquired all of the issued and outstanding shares of common stock of NuVox for $198.4 million in cash, net of cash acquired, and issued approximately 18.7 million shares of common stock valued at $185.0 million on the date of issuance. We also repaid outstanding indebtedness and related liabilities on existing swap agreements of NuVox approximating $281.0 million.
Employee severance and transaction costs incurred in conjunction with these acquisitions have been recorded to merger and integration expense in the accompanying consolidated statements of income in accordance with the revised authoritative guidance for business combinations. The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. Goodwill associated with the acquired businesses is attributable to the workforce of acquired businesses and expected synergies. Approximately $173.7 million of goodwill associated with the acquisition of Hosted Solutions is expected to be deductible for tax purposes. The fair values of the assets acquired and liabilities assumed were determined using income, cost, and market approaches. Identified intangible assets, consisting primarily of customer lists, were valued primarily on the basis of the present value of future cash flows, which is an income approach. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used as appropriate for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the long-term debt and related interest rate swap agreements assumed were determined based on quoted prices for the repayment of these instruments. The purchase price allocations for Q-Comm, Hosted Solutions, Iowa Telecom and NuVox have been completed.
Pro forma financial results related to the acquisitions of Q-Comm, Hosted Solutions, Iowa Telecom and NuVox have not been included because we do not consider these acquisitions to be significant individually or in the aggregate.

4.    Goodwill and Other Intangible Assets:
As of January 1, 2011, we completed our annual impairment review of goodwill in accordance with authoritative guidance and determined that no write-down in carrying value was required. As discussed in Note 2, effective January 1, 2011, we have determined that we have two reporting units to test for impairment. We assess goodwill impairment by evaluating the carrying value of shareholder’s equity against the current fair market value of outstanding equity, which is determined to be equal to our current market capitalization plus a control premium of 20.0 percent. This premium is estimated through a review of recent market observable transactions involving telecommunication companies.
The following table summarizes the changes in the carrying amount of goodwill during the nine month period ended September 30, 2011:

(Millions)
Balance at December 31, 2010	$3,704.0
Adjustment of Hosted Solutions (a)	3.9
Adjustment of Q-Comm (a)	12.5
Balance at September 30, 2011	$3,720.4

(a)
Adjustments to the carrying value of Hosted Solutions and Q-Comm goodwill were attributable to adjustments in the fair values of assets acquired and liabilities assumed in these acquisitions, as previously discussed in Note 3.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

4.    Goodwill and Other Intangible Assets, Continued:

Intangible assets subject to amortization were as follows:

	September 30, 2011			December 31, 2010
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(104.0)	$1,181.1	$1,285.1	$(71.9)	$1,213.2
Customer lists (a)	1,084.0	(414.4)	669.6	1,097.5	(298.9)	798.6
Cable franchise rights	39.7	(24.5)	15.2	39.7	(23.5)	16.2
Other (a)	22.9	(16.7)	6.2	19.1	(8.6)	10.5
Balance	$2,431.7	$(559.6)	$1,872.1	$2,441.4	$(402.9)	$2,038.5

(a)
Changes in the gross cost of intangible assets during the nine month period ended September 30, 2011 were associated with the acquisitions of Hosted Solutions and Q-Comm, as previously discussed in Note 3.

Amortization expense for intangible assets subject to amortization was $50.3 million and $156.7 million for the three and nine month periods ended September 30, 2011, respectively, as compared to $42.3 million and $108.2 million for the same periods in 2010. Amortization expense on intangible assets is expected to be $47.6 million for the fourth quarter of 2011. Estimated amortization for each of the fiscal years ending December 31, 2012, 2013, 2014 and 2015 is $180.8 million, $156.1 million, $136.2 million and $118.8 million, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.    Debt and Derivative Instruments:
Long-term debt was as follows:

(Millions)	September 30, 2011	December 31, 2010
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A - variable rates, due July 17, 2011	$—	$100.9
Senior secured credit facility, Tranche A2 - variable rates, due July 17, 2013	177.3	182.3
Senior secured credit facility, Tranche B - variable rates, due July 17, 2013	284.6	286.8
Senior secured credit facility, Tranche B2 - variable rates, due December 17, 2015	1,056.4	1,064.5
Senior secured credit facility, Revolving line of credit - variable rates, due December 17, 2015 (a)	955.0	150.0
Debentures and notes, without collateral:
2013 Notes - 8.125%, due August 1, 2013	800.0	800.0
2016 Notes - 8.625%, due August 1, 2016 (b) (c)	201.5	1,746.0
2017 Notes - 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes - 8.125%, due September 1, 2018 (b)	400.0	400.0
2019 Notes - 7.000%, due March 15, 2019 (b)	500.0	500.0
2020 Notes - 7.750%, due October 15, 2020 (b) (d)	700.0	500.0
2021 Notes - 7.750%, due October 1, 2021 (b) (e)	450.0	—
2023 Notes - 7.500%, due April 1, 2023 (b) (f)	600.0	—
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. - 7.75%, due February 15, 2015 (b) (g)	—	400.0
Windstream Holdings of the Midwest, Inc. - 6.75%, due April 1, 2028 (b) (h)	100.0	100.0
Cinergy Communications Company - 6.58%, due January 1, 2022	2.2	2.3
Debentures and notes, without collateral:
Windstream Georgia Communications LLC - 6.50%, due November 15, 2013	30.0	30.0
Discount on long-term debt, net of premiums (i)	(15.6)	(37.0)
Total outstanding debt	7,341.4	7,325.8
Less current maturities	(44.8)	(139.2)
Total long-term debt	$7,296.6	$7,186.6

(a)
During the first nine months of 2011, we borrowed $1,895.0 million under the revolving line of credit and later repaid $1,090.0 million. On March 18, 2011, we increased its capacity from $750.0 million to $1,250.0 million. Considering outstanding borrowings and letters of credit of $11.0 million, the amount available for borrowing was $284.0 million at September 30, 2011. The variable interest rate ranged from 1.52 percent to 4.50 percent and the weighted average rate was 2.50 percent during the nine months ended September 30, 2011. Effective April 27, 2011, all $1,250.0 million available under the revolving line of credit will expire December 17, 2015.

(b)	We may call certain debentures and notes at various premiums on early redemption.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.    Debt and Derivative Instruments, Continued:

(c)
On March 30, 2011, we accepted the tender of and subsequently retired $1,036.3 million of our outstanding 8.625 percent Senior Notes due 2016 (the “2016 Notes”), in relation to our tender offer announced on March 2, 2011, and amended on March 14, 2011. We paid total consideration of $1,065 per $1,000 aggregate principal amount of 2016 Notes, which included a $30 early tender payment. Additionally, following the expiration of the tender offer, we purchased an additional $125.0 million and $33.2 million of our 2016 Notes during the first and second quarter of 2011, respectively, in privately negotiated transactions. On September 19, 2011, we retired $350.0 million of our 2016 Notes, in relation to our call for redemption announced on August 19, 2011. We paid total consideration of $1,043 per $1,000 aggregate principal amount of 2016 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. The 2016 Notes were purchased using proceeds from debt offerings discussed below and borrowings on our revolving line of credit.

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

(h)	Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary, is secured solely by the assets of the subsidiary.

(i)
The change in discount on long-term debt, net of premiums is primarily due to the debt issuance premium written off of the Valor Notes, the pro rata share of the debt issuance discount written off of the 2016 Notes, the premium received on issuance of the Additional 2020 Notes and the discount paid on the issuance of the 2021 Notes.

The terms of the credit facility and indentures include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. We were in compliance with these covenants as of September 30, 2011.
In addition, certain debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control (including a person or group obtaining 50.0 percent or more of our outstanding voting stock), with or without (as applicable under our debt agreements) a subsequent downgrade in the credit rating of the debt, or breach of certain other conditions set forth in the borrowing agreements. We were in compliance with these covenants as of September 30, 2011.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

5.    Debt and Derivative Instruments, Continued:
Maturities for debt outstanding as of September 30, 2011 for each of the twelve month periods ended September 30, 2012, 2013, 2014, 2015 and 2016 are $44.8 million, $1,259.8 million, $20.9 million, $10.9 million and $2,169.9 million, respectively.
During the first quarter of 2011, we purchased $1,161.3 million of our 2016 Notes and all $400.0 million of our Valor Notes. During the second and third quarters of 2011, we purchased an additional $33.2 million and $350.0 million, respectively, of our 2016 Notes. We financed these transactions with proceeds from the issuance of the 2020 Notes, the 2021 Notes, the 2023 Notes, and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $20.5 million and $124.4 million during the three and nine month periods, respectively.

The loss on extinguishment of debt is shown as follows for the three and nine month periods ended September 30, 2011:

(Millions)	Three Months Ended	Nine Months Ended
2016 Notes:
Premium on early redemption	$15.2	$92.7
Unamortized discount on original issuance	5.1	23.7
Third-party fees for early redemption	—	2.7
Unamortized debt issuance costs on original issuance	0.2	1.1
Loss on early extinguishment for 2016 Notes	20.5	120.2
Valor Notes:
Premium on early redemption	—	10.3
Third-party fees for early redemption	—	0.4
Unamortized premium on original issuance	—	(6.5)
Loss on early extinguishment for Valor Notes	—	4.2
Total loss on early extinguishment of debt	$20.5	$124.4
Interest expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2011	2010	2011	2010
Interest expense related to long-term debt	$120.4	$119.2	$372.4	$338.0
Impacts of interest rate swaps	16.2	13.6	49.5	42.0
Other interest expense	—	0.1	0.2	0.3
Less capitalized interest expense	(2.4)	(0.6)	(5.0)	(1.4)
Total interest expense	$134.2	$132.3	$417.1	$378.9
In 2006, we entered into four pay fixed, receive variable interest rate swap agreements to offset the interest rate risk inherent in the variable rate senior secured credit facilities. These swap agreements were designated as a cash flow hedge, with a maturity on July 17, 2013.
On October 19, 2009, we completed an amendment and restatement of our credit facility which, among other things, extended the maturity date associated with a portion of Tranche B. Subsequently, we renegotiated the four interest rate swap agreements on December 3, 2010, in a strategy commonly referred to as a “blend and extend”. The modified swaps will amortize quarterly to a notional value of $900.0 million in 2013, where they will remain until maturity on October 17, 2015 ($1,037.5 million as of September 30, 2011). As a result of the renegotiated agreements, our weighted average fixed rate was lowered to 4.553 percent effective January 17, 2011. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR (London-Interbank Offered Rate). The counterparty for each of the swap agreements is a bank with a current credit rating at or above A+.

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

At the time of the modifications, the original interest rate swaps had a negative fair value and were presented as current and long-term liabilities on the balance sheet. These negative fair values and a certain amount of accrued interest associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges. The related accumulated other comprehensive loss of the original swaps was frozen at the time of modification and is being amortized into interest expense through July 17, 2013, the maturity date of the original cash flow hedges. The accumulated loss had an unamortized balance of $70.3 million as of September 30, 2011. The balance is amortized using the swaplet method, which is based on the principle that the balance in accumulated other comprehensive loss will be equivalent to the sum of the values of the cash flows of each swaplet at the time it was frozen. A swaplet is each calculation period of the interest rate swaps.
We recognize all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts. The fair value of the designated portion of the swaps decreased $14.1 million and $21.2 million, net of tax, during the three and nine month periods ended September 30, 2011, respectively. This is included as a component of other comprehensive income and will be reclassified into earnings as the hedged transaction affects earnings. Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	September 30, 2011	December 31, 2010
Designated portion, measured at fair value
Other current liabilities	$32.3	$35.4
Other non-current liabilities	$95.9	$75.9
Accumulated other comprehensive (loss) income	$(28.8)	$5.6
De-designated portion, unamortized value
Accumulated other comprehensive loss	$(70.3)	$(107.6)
Weighted average fixed rate paid	4.62%	5.60%
Variable rate received	0.25%	0.29%
Authoritative guidance permits designating existing derivatives with non-zero fair values in a new cash flow hedge, but perfect effectiveness may not be assumed. Rather, the hedge relationship must be established as “highly effective” as the non-zero fair value element to the new hedge relationship introduces a source of ineffectiveness. The non-zero fair value element of the new hedge relationship represents an off-market or financing element, and as such we assess the effectiveness of our cash flow hedges each quarter using the Perfect Hypothetical Interest Rate Swap Method. This method measures hedge ineffectiveness based on a comparison of the change in fair value of the actual interest rate swap and the change in fair value of a hypothetical interest rate swap with terms that identically match the critical terms of the hedged debt and an original balance of zero. We perform and document this assessment each quarter and recognized a $1.5 million and $5.0 million charge to earnings, reflected in other expense, related to ineffectiveness of our cash flow hedges for the three and nine month periods ended September 30, 2011, respectively, primarily due to declines in the LIBOR rate.

Net amounts due related to our designated swaps are recorded when payable. A portion of the net amount due representing the rate we would receive on the hypothetical interest rate swap discussed above is recognized in interest expense. The remainder represents the repayment of the embedded financing element and reduces the current portion of our swap liability.
Interest payments on our swaps are based on the LIBOR rate. We do not expect any changes in the effectiveness of our swaps due to counterparty risk or further prepayment of hedged items, but any such changes could result in an increase in the ineffective portion of the swaps. An increase in the value of the ineffective portion of our swaps, either through dedesignation of existing swaps or through decreases in the LIBOR rate, could have an adverse impact on our earnings.

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
Our non-financial assets and liabilities include goodwill, intangible assets and asset retirement obligations that are measured at fair value on a non-recurring basis. No event occurred during the nine months ended September 30, 2011 requiring these non-financial assets or liabilities to be recognized at fair value.
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
The fair values of our cash equivalents and interest rate swaps were determined using the following inputs:

(Millions)	September 30, 2011	December 31, 2010
Level 1 measurements:
Cash equivalents (a)	$0.1	$0.1
Level 2 measurements:
Interest rate swaps (b) (see Note 5)	$(128.2)	$(111.3)

(a)	Included in cash and cash equivalents on the unaudited consolidated balance sheets as of September 30, 2011 and December 31, 2010.

(b)	Included in current portion of interest rate swaps and other liabilities on the unaudited consolidated balance sheets as of September 30, 2011 and December 31, 2010.
Our cash equivalents are highly liquid, actively traded money market funds with next day access.
We value our interest rate swaps based on the present value of expected future cash flows using LIBOR swap rates, with consideration given to non-performance risk specific to us. The LIBOR rates are observable at commonly quoted intervals for the full term of the swaps. As of September 30, 2011 and December 31, 2010, our interest rate swaps liability was decreased by $6.9 million and $4.6 million, respectively, due to non-performance risk. Non-performance risk is assessed based on the current trading discount of our Tranche B senior secured credit facility as our swap agreements are secured by the same collateral. In addition, we routinely monitor and update our evaluation of counterparty risk, and based on such evaluation we have determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A+.

The fair value and carrying value of our long-term debt, including current maturities, was as follows:

(Millions)	September 30, 2011	December 31, 2010
Fair value	$7,349.2	$7,649.1
Carrying value	$7,341.4	$7,325.8

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

7.    Commitments and Contingencies:
On June 22, 2009, a putative class action lawsuit was filed in Kentucky federal district court against certain of our subsidiaries on behalf of current and former customers in Kentucky. The complaint alleged that we overcharged customers because we collected a gross receipts surcharge ("GRS") in violation of state and federal statutes and tariffs and common law. The federal court referred the state tariff issues to the Kentucky Public Service Commission. The federal court recently ruled that the GRS was a rate that should have been in the Company's federal tariffs prior to its collection from customers and issued an order regarding class certification that, according to the court, was not final. We plan to continue to vigorously defend the court and administrative proceedings. Based on a comprehensive analysis of the activity occurring during the three month period ended September 30, 2011, we accrued an amount that is not material representing the amount of loss that is currently estimable and probable related to this matter. Ultimate resolution, the timing of which is currently unknown, could result in a loss in a range of $0 to $8 million in excess of the amount accrued.
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

8.    Employee Benefit Plans and Postretirement Benefits Other Than Pensions:
We maintain a non-contributory qualified defined benefit pension plan. Future benefit accruals are limited to eligible bargaining employees according to their respective bargaining agreement. Benefit accruals for non-bargaining employees ceased at December 31, 2010. We also maintain supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of current and former management employees. Additionally, we provide and partially fund postretirement healthcare and life insurance benefits for eligible retirees.
The components of pension expense (including provision for executive retirement agreements) were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2011	2010	2011	2010
Benefits earned during the period	$2.3	$3.9	$7.0	$11.8
Interest cost on benefit obligation	15.2	15.2	45.5	45.5
Amortization of net actuarial loss	11.2	11.4	33.7	34.3
Amortization of prior service credit	—	—	(0.1)	(0.1)
Expected return on plan assets	(17.7)	(15.0)	(53.2)	(45.0)
Net periodic benefit expense	$11.0	$15.5	$32.9	$46.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

8.    Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

The components of postretirement expense were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2011	2010	2011	2010
Benefits earned during the period	$0.1	$—	$0.2	$0.1
Interest cost on benefit obligation	0.6	1.2	2.9	3.8
Amortization of net actuarial loss	0.3	0.2	0.8	0.5
Amortization of prior service credit	(3.0)	(2.0)	(7.5)	(6.2)
Gain from postretirement plan termination	(14.7)	—	(14.7)	—
Net periodic benefit income	$(16.7)	$(0.6)	$(18.3)	$(1.8)

During the third quarter of 2011, we communicated the elimination of retiree basic life insurance benefits for certain participants of our plans effective January 1, 2012. For accounting purposes, this change eliminated all retiree basic life insurance benefits provided within one of the accounting plans and triggered a negative plan amendment and a curtailment eliminating retiree basic life insurance benefit obligations for all participants of the accounting plan. As a result, our postretirement benefit obligation was reduced by $13.8 million and the recognition of associated prior service credits of $4.9 million and actuarial losses of $4.0 million was accelerated. In total, we recorded a $14.7 million gain during the third quarter, of which $11.2 million was recorded in cost of services and $3.5 million in selling, general and administrative expenses.

Due to the changes discussed previously, the total accumulated benefit obligation decreased by $13.8 million to $45.8 million. In remeasuring the postretirement obligations to reflect these changes, updated assumptions as of August 1, 2011 were used. Specifically, the discount rate was decreased from 5.20 percent to 4.86 percent. The discount rate is selected based on a hypothetical yield curve that incorporates high-quality corporate bonds with various maturities adjusted to reflect expected post retirement benefit payments.

During the second quarter of 2011, we amended certain of our postretirement medical plans to reduce the subsidies offered for medical and prescription drug insurance premiums. The change will be made in two waves. Effective January 1, 2012, the available subsidy will be reduced to one-half of the current subsidies. Effective January 1, 2013, the subsidy will be further reduced to either $80 per month for participants who are not eligible for Medicare, or $17 per month for Medicare eligible participants. These amendments were accounted for as plan amendments which reduced our benefit obligation as of June 1, 2011 by $38.3 million, with a corresponding decrease in accumulated other comprehensive loss, net of tax. As a result, the revised benefit obligation was $59.7 million as of June 1, 2011. The reduction in the obligation is being amortized to postretirement benefits expense over the average remaining service life of active employees beginning June 1, 2011. In remeasuring the postretirement obligations to reflect these amendments, updated assumptions as of June 1, 2011 were used. Specifically, the discount rate was decreased from 5.25 percent to 5.20 percent.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

8.    Employee Benefit Plans and Postretirement Benefits Other Than Pensions, Continued:

As of August 1, 2011, the latest remeasurement date, estimated future benefit payments are expected to be as follows:

(Millions)
Expected benefit payments:
2011	$7.8
2012	$5.0
2013	$3.4
2014	$3.4
2015	$3.4
2016-2020	$14.2
We contributed $4.7 million to the postretirement plans during the nine months ended September 30, 2011, and expect to contribute an additional $3.1 million for postretirement benefits during the fourth quarter of 2011, excluding amounts that will be funded by participant contributions to the plans. On February 28, 2011, we contributed 4.9 million shares of our common stock to the Windstream Pension Plan. At the time of this contribution, these shares had an appraised value, as determined by a third-party valuation firm, of approximately $60.6 million. The pension trust subsequently sold all 4.9 million shares prior to June 30, 2011 for approximately $61.1 million. On September 21, 2011, we contributed 5.9 million shares of our common stock to the Windstream Pension Plan to meet our remaining 2011 and expected 2012 obligation. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $75.2 million. The pension trust subsequently sold all 5.9 million shares for approximately $72.4 million. We do not expect any additional contributions to the Windstream Pension Plan for the remainder of 2011.

9.    Merger, Integration and Restructuring Charges:
Merger and integration costs are triggered by strategic transactions and include charges for accounting, legal, financing and broker fees, employee transition costs, rebranding, system conversion and other costs related to those transactions. Because they are triggered by strategic transactions, merger and integration charges are unpredictable by nature. They are considered indirect or general in nature and are expensed when incurred in accordance with authoritative guidance on business combinations.
Restructuring charges consist primarily of severance and employee benefit costs. These costs are triggered by continued evaluation of our operating structure and identification of opportunities for operational efficiency and effectiveness.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

9.    Merger, Integration and Restructuring Charges, Continued

The following is a summary of the merger, integration and restructuring charges recorded during the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2011	2010	2011	2010
Merger and integration costs (a)
Transaction costs associated with acquisitions (b)	$17.8	$4.1	$21.1	$25.3
Employee related transition costs (c)	1.0	3.5	7.9	19.5
Computer system and conversion costs	0.9	1.6	4.3	3.2
Signage and other rebranding costs	0.2	2.3	0.6	3.5
Total merger and integration costs	19.9	11.5	33.9	51.5
Restructuring charges	0.5	0.2	0.7	0.7
Total merger, integration and restructuring charges	$20.4	$11.7	$34.6	$52.2

(a)
During the three and nine month periods ended September 30, 2011, we incurred costs associated with the acquisitions of NuVox, Iowa Telecom, Q-Comm and Hosted Solutions, as well as the pending acquisition of PAETEC. During the three and nine month periods ended September 30, 2010, we incurred costs associated with the acquisitions of D&E, Lexcom, Inc. ("Lexcom"), NuVox, Iowa Telecom and the acquisition of Q-Comm.

(b)	Transaction costs associated with acquisitions include accounting, broker and legal fees, as well as certain financing and other miscellaneous costs.

(c)	Employee related transition costs consist primarily of acquisition-related severance and compensation charges.
The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges for the nine month period ended September 30, 2011:

(Millions)
Balance, beginning of period	$10.5
Merger, integration and restructuring charges	34.6
Cash outlays during the period	(41.7)
Balance, end of period	$3.4
As of September 30, 2011, we had unpaid merger, integration and restructuring liabilities totaling $3.4 million, which consisted of $1.0 million of accrued severance costs primarily associated with the integration of Iowa Telecom, Q-Comm and Hosted Solutions. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. The severance and related employee costs will be paid during 2011 as positions are eliminated. Each of these payments will be funded through operating cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

10.     Comprehensive Income (Loss):

Comprehensive income was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2011	2010	2011	2010
Net income	$71.5	$85.2	$188.2	$238.3
Other comprehensive income:
Defined benefit pension plans:
Change in net actuarial loss for employee benefit plans	(0.7)	—	(5.4)	(2.0)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	11.2	11.4	33.7	34.3
Amortization of prior service credits	—	—	(0.1)	(0.1)
Income tax expense	(4.3)	(4.4)	(10.8)	(12.4)
Change in pension plan	6.2	7.0	17.4	19.8
Postretirement plan:
Change in net actuarial (loss) gain for employee benefit plans	(0.7)	—	0.1	(6.7)
Gain from plan amendment	—	—	38.3	—
Amounts included in net periodic benefit cost:
Amortization of prior service credits	(3.0)	(2.0)	(7.5)	(6.2)
Amortization of net actuarial loss	0.3	0.2	0.8	0.5
Income tax benefit (expense)	1.8	0.7	(12.1)	(0.1)
Change in postretirement plan	(1.6)	(1.1)	19.6	(12.5)
Change in employee benefit plans	4.6	5.9	37.0	7.3
Interest rate swaps:
Changes in designated interest rate swaps	(22.9)	(3.4)	(34.4)	(12.8)
Amortization of unrealized losses on de-designated interest rate swaps	12.3	0.5	37.3	0.5
Income tax benefit (expense)	4.1	1.1	(1.1)	4.7
Unrealized holding (losses) gains on interest rate swaps	(6.5)	(1.8)	1.8	(7.6)
Comprehensive income	$69.6	$89.3	$227.0	$238.0
Accumulated other comprehensive loss, net of tax, was as follows:

(Millions)	September 30, 2011	December 31, 2010
Pension and postretirement plans	$(116.9)	$(153.9)
Unrealized holding losses on interest rate swaps:
Designated Portion	(17.7)	3.5
De-designated Portion	(43.5)	(66.5)
Accumulated other comprehensive loss	$(178.1)	$(216.9)

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
_____

11.    Earnings per Share, Continued:
by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating non-vested restricted shares based on the pro rata weighted average shares outstanding during the period.
Beginning in the first quarter of 2011, we began issuing performance-based restricted stock units as part of our stock-based compensation plan. These newly issued restricted stock units and previously issued performance-based restricted shares issued contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of September 30, 2011, the performance conditions have not been satisfied for these shares.
Following is a reconciliation of net income and number of shares used in computing both basic and diluted earnings per share for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2011	2010	2011	2010
Basic and diluted earnings per share:
Numerator:
Net income	$71.5	$85.2	$188.2	$238.3
Net income allocable to participating non-vested restricted shares	(0.8)	(0.8)	(2.5)	(2.2)
Adjusted net income attributable to common shares	$70.7	$84.4	$185.7	$236.1
Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	510.5	483.5	509.0	465.1
Weighted average participating non-vested restricted shares	(3.6)	(3.8)	(3.7)	(2.9)
Weighted average shares outstanding for basic earnings per share	506.9	479.7	505.3	462.2
Basic and diluted earnings per share	$.14	$.18	$.37	$.51
The calculation of basic earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and excludes the dilutive impact of participating non-vested restricted shares from the denominator.

12.    Share-Based Compensation Plans:
Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of September 30, 2011, the Incentive Plan had remaining capacity of 9.6 million awards, of which 8.1 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights.
During February 2011, the Compensation committee of our Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan and a one-time grant to the CEO and select members of management. The one-time grant, totaling 237,989 shares, was approved on February 8, 2011 to provide a retention incentive for the recipients. In 2011, we issued performance-based restricted stock units to executive officers rather than performance-based restricted shares. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets over a three-year period.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

12.    Share-Based Compensation Plans, Continued:

Restricted stock and unit activity for the nine month period ended September 30, 2011 was as follows:

	Number of Shares (Thousands)	Weighted Average Fair Value Per Share
Non-vested at December 31, 2010	3,833.7	$10.13
Granted	1,833.5	$13.17
Vested	(1,486.0)	$9.94
Forfeited	(82.5)	$12.47
Non-vested at September 30, 2011	4,098.7	$11.51
For performance based shares granted, the operating target for the first vesting period was approved by the Board of Directors in February 2011.
The vesting periods and grant date fair value for shares and units issued during the nine month period ended September 30, 2011 were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	1,024.0
Vest contingently over a three-year performance period	522.9
Vest three years from date of grant, service based	238.0
Vest one year from date of grant, service based (a)	48.6
Total granted	1,833.5
Grant date fair value (Millions)	$24.1

(a)	Represents shares granted to non-employee directors.
There was no change in the weighted average grant date fair value for the three month period ended September 30, 2011. The weighted average grant date fair value for restricted stock and units granted during the nine month period ended September 30, 2011 was $24.1 million, compared to $6.1 million and $24.8 million for the three and nine month periods ended September 30, 2010. At September 30, 2011, unrecognized compensation expense for non-vested restricted shares was $35.8 million. The unrecognized compensation expense for these non-vested restricted shares has a remaining weighted average vesting period of 1.5 years. Stock-based compensation expense was $6.0 million and $17.4 million for the three and nine month periods ended September 30, 2011, respectively, as compared to $4.7 million and $12.2 million for the same periods in 2010.

13.    Supplemental Guarantor Information:
In connection with the issuance of the 2013 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes, the 2020 Notes, the 2021 Notes and the 2023 Notes (“the guaranteed notes”), certain of our wholly-owned subsidiaries (the “Guarantors”), provided guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to us. The remaining subsidiaries (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors.
The following information presents condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, and condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 of the parent company, the Guarantors, and the Non-Guarantors. Investments in consolidated subsidiaries are held primarily by the parent company in the net assets of its subsidiaries and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended
	September 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$271.7	$728.5	$(5.5)	$994.7
Product sales	—	16.8	11.8	—	28.6
Total revenues and sales	—	288.5	740.3	(5.5)	1,023.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	87.6	288.3	(3.1)	372.8
Cost of products sold	—	15.2	9.3	—	24.5
Selling, general and administrative	—	26.0	111.5	(2.4)	135.1
Depreciation and amortization	—	78.5	125.5	—	204.0
Merger, integration and restructuring	—	0.2	20.2	—	20.4
Total costs and expenses	—	207.5	554.8	(5.5)	756.8
Operating income	—	81.0	185.5	—	266.5
Earnings from consolidated subsidiaries	141.8	23.1	1.2	(166.1)	—
Other (expense) income, net	(1.6)	44.8	(44.7)	—	(1.5)
Intercompany interest income (expense)	41.9	(26.4)	(15.5)	—	—
Loss on early extinguishment of debt	(20.5)	—	—	—	(20.5)
Interest (expense) income, net	(134.5)	(1.0)	1.3	—	(134.2)
Income before income taxes	27.1	121.5	127.8	(166.1)	110.3
Income tax (benefit) expense	(44.4)	37.3	45.9	—	38.8
Net income	$71.5	$84.2	$81.9	$(166.1)	$71.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended
	September 30, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$265.0	$678.5	$(4.6)	$938.9
Product sales	—	12.7	14.2	—	26.9
Total revenues and sales	—	277.7	692.7	(4.6)	965.8
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	88.4	265.2	(2.9)	350.7
Cost of products sold	—	11.8	10.9	—	22.7
Selling, general and administrative	0.6	28.7	103.0	(1.7)	130.6
Depreciation and amortization	—	75.7	104.2	—	179.9
Merger, integration and restructuring	—	—	11.7	—	11.7
Total costs and expenses	0.6	204.6	495	(4.6)	695.6
Operating income	(0.6)	73.1	197.7	—	270.2
Earnings from consolidated subsidiaries	144.4	24.8	1.0	(170.2)	—
Other (expense) income, net	(1.4)	46.1	(47.7)	—	(3.0)
Intercompany interest income (expense)	38.1	(23.7)	(14.4)	—	—
Interest expense	(130.3)	(1.8)	(0.2)	—	(132.3)
Income before income taxes	50.2	118.5	136.4	(170.2)	134.9
Income tax (benefit) expense	(35.0)	33.9	50.8	—	49.7
Net income	$85.2	$84.6	$85.6	$(170.2)	$85.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended
	September 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$811.9	$2,198.0	$(16.2)	$2,993.7
Product sales	—	46.4	36.7	—	83.1
Total revenues and sales	—	858.3	2,234.7	(16.2)	3,076.8
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	264.2	861.0	(8.9)	1,116.3
Cost of products sold	—	41.8	26.8	—	68.6
Selling, general and administrative	—	74.8	341.7	(7.3)	409.2
Depreciation and amortization	—	238.2	368.2	—	606.4
Merger, integration and restructuring	—	0.2	34.4	—	34.6
Total costs and expenses	—	619.2	1,632.1	(16.2)	2,235.1
Operating income	—	239.1	602.6	—	841.7
Earnings from consolidated subsidiaries	444.6	88.1	2.7	(535.4)	—
Other (expense) income, net	(3.6)	134.1	(132.6)	—	(2.1)
Intercompany interest income (expense)	127.1	(79.8)	(47.3)	—	—
Loss on early extinguishment of debt	(124.4)	—	—	—	(124.4)
Interest (expense) income, net	(415.3)	(3.9)	2.1	—	(417.1)
Income before income taxes	28.4	377.6	427.5	(535.4)	298.1
Income tax (benefit) expense	(159.8)	110.1	159.6	—	109.9
Net income	$188.2	$267.5	$267.9	$(535.4)	$188.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended
	September 30, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$679.2	$1,997.5	$(11.4)	$2,665.3
Product sales	—	30.9	34.8	—	65.7
Total revenues and sales	—	710.1	2,032.3	(11.4)	2,731.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	217.1	768.6	(7.9)	977.8
Cost of products sold	—	29.5	27.4	—	56.9
Selling, general and administrative	—	62.9	310.5	(3.5)	369.9
Depreciation and amortization	—	196.0	307.0	—	503.0
Merger, integration and restructuring	—	0.1	52.1	—	52.2
Total costs and expenses	—	505.6	1,465.6	(11.4)	1,959.8
Operating income	—	204.5	566.7	—	771.2
Earnings from consolidated subsidiaries	422.2	73.9	3.5	(499.6)	—
Other (expense) income, net	(2.7)	115.4	(116.9)	—	(4.2)
Intercompany interest income (expense)	79.3	(38.3)	(41.0)	—	—
Interest expense	(372.9)	(5.0)	(1.0)	—	(378.9)
Income before income taxes	125.9	350.5	411.3	(499.6)	388.1
Income tax (benefit) expense	(112.4)	104.3	157.9	—	149.8
Net income	$238.3	$246.2	$253.4	$(499.6)	$238.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	September 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$8.5	$7.1	$18.7	$—	$34.3
Restricted cash	9.2	—	—	—	9.2
Accounts receivable (less allowance for doubtful accounts of $29.5)	—	110.9	273.8	1.5	386.2
Affiliates receivable, net	—	60.7	2,835.6	(2,896.3)	—
Inventories	—	53.3	7.5	—	60.8
Deferred income taxes	83.0	4.7	4.9	—	92.6
Prepaid income taxes	116.6	10.0	—	—	126.6
Prepaid expenses and other	4.3	13.5	45.3	—	63.1
Assets held for sale	—	50.6	—	—	50.6
Total current assets	221.6	310.8	3,185.8	(2,894.8)	823.4
Investments in consolidated subsidiaries	10,987.1	1,349.2	314.1	(12,650.4)	—
Goodwill and other intangibles, net	—	3,829.6	1,762.9	—	5,592.5
Net property, plant and equipment	7.6	1,467.0	3,351.0	—	4,825.6
Other assets	88.8	357.0	67.5	(335.7)	177.6
Total Assets	$11,305.1	$7,313.6	$8,681.3	$(15,880.9)	$11,419.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$33.8	$0.8	$15.0	$(4.8)	$44.8
Current portion of interest rate swaps	32.3	—	—	—	32.3
Accounts payable	0.8	54.2	116.7	—	171.7
Affiliates payable, net	2,896.3	—	—	(2,896.3)	—
Advance payments and customer deposits	—	30.2	112.2	—	142.4
Accrued dividends	129.5	—	—	—	129.5
Accrued taxes	(123.1)	108.9	105.0	—	90.8
Accrued interest	137.5	3.4	0.8	—	141.7
Other current liabilities	27.6	18.6	76.2	—	122.4
Total current liabilities	3,134.7	216.1	425.9	(2,901.1)	875.6
Long-term debt	7,173.6	99.8	352.5	(329.3)	7,296.6
Deferred income taxes	46.8	964.9	991.9	—	2,003.6
Other liabilities	127.4	31.8	261.5	—	420.7
Total liabilities	10,482.5	1,312.6	2,031.8	(3,230.4)	10,596.5
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	982.0	5,083.4	3,162.0	(8,245.4)	982.0
Accumulated other comprehensive (loss) income	(178.1)	4.8	(123.9)	119.1	(178.1)
Retained earnings	18.6	872.0	3,528.3	(4,400.3)	18.6
Total shareholders’ equity	822.6	6,001.0	6,649.5	(12,650.5)	822.6
Total Liabilities and Shareholders’ Equity	$11,305.1	$7,313.6	$8,681.3	$(15,880.9)	$11,419.1

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended
	September 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$188.2	$267.5	$267.9	$(535.4)	$188.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	238.2	368.2	—	606.4
Provision for doubtful accounts	—	7.8	24.5	—	32.3
Stock-based compensation expense	—	4.6	12.8	—	17.4
Pension expense	—	6.1	26.8	—	32.9
Equity in earnings from subsidiaries	(444.6)	(88.1)	(2.7)	535.4	—
Deferred income taxes	34.7	35.7	101.5	—	171.9
Unamortized net discount on retired debt	18.3	—	—	—	18.3
Amortization of unrealized losses on de-designated interest rate swaps	37.3	—	—	—	37.3
Gain from postretirement plan termination	—	(2.9)	(11.8)	—	(14.7)
Other, net	14.9	4.2	(6.2)	—	12.9
Changes in operating assets and liabilities, net:	575.9	(332.7)	(427.0)	—	(183.8)
Net cash provided from operations	424.7	140.4	354.0	—	919.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(155.1)	(354.1)	—	(509.2)
Broadband network expansion funded by stimulus grants	—	(1.7)	(7.5)	—	(9.2)
Changes in restricted cash	(9.2)	—	—	—	(9.2)
Grant funds received for broadband stimulus projects	0.5	—	—	—	0.5
Other, net	1.8	0.1	(0.7)	—	1.2
Net cash used in investing activities	(6.9)	(156.7)	(362.3)	—	(525.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(380.7)	—	—	—	(380.7)
Repayment of debt	(3,150.8)	—	—	—	(3,150.8)
Proceeds of debt issuance	3,147.0	—	—	—	3,147.0
Debt issuance costs	(20.9)	—	—	—	(20.9)
Other, net	(8.0)	15.0	(2.8)	—	4.2
Net cash (used in) provided from financing	(413.4)	15.0	(2.8)	—	(401.2)
Increase (decrease) in cash and cash equivalents	4.4	(1.3)	(11.1)	—	(8.0)
Cash and Cash Equivalents:
Beginning of period	4.1	8.4	29.8	—	42.3
End of period	$8.5	$7.1	$18.7	$—	$34.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
_____

13.    Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended
	September 30, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$238.3	$246.2	$253.4	$(499.6)	$238.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	196.0	307.0	—	503.0
Provision for doubtful accounts	—	7.5	26.5	—	34.0
Stock-based compensation expense	—	1.8	10.4	—	12.2
Pension expense	—	7.1	39.4	—	46.5
Equity in earnings from subsidiaries	(422.2)	(73.9)	(3.5)	499.6	—
Deferred income taxes	32.5	13.1	14.2	—	59.8
Amortization of unrealized losses on de-designated interest rate swaps	0.5	—	—	—	0.5
Other, net	8.6	1.1	0.3	—	10.0
Pension contribution	(41.0)	—	—	—	(41.0)
Changes in operating assets and liabilities, net:	(314.8)	616.0	(453.0)	—	(151.8)
Net cash (used in) provided from operations	(498.1)	1,014.9	194.7	—	711.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(80.6)	(192.1)	—	(272.7)
Acquisition of NuVox, net of cash acquired	(198.4)	—	—	—	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	(253.6)	—	—	—	(253.6)
Other, net	—	2.6	0.2	—	2.8
Net cash used in investing activities	(452.0)	(78.0)	(191.9)	—	(721.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(343.8)	—	—	—	(343.8)
Repayment of debt	(425.3)	(909.9)	—	—	(1,335.2)
Proceeds of debt issuance	812.0	—	—	—	812.0
Debt issuance costs	(11.6)	—	—	—	(11.6)
Other, net	(18.0)	2.1	(2.8)	—	(18.7)
Net cash provided from (used in) financing	13.3	(907.8)	(2.8)	—	(897.3)
(Decrease) increase in cash and cash equivalents	(936.8)	29.1	—	—	(907.7)
Cash and Cash Equivalents:
Beginning of period	1,046.5	1.2	15.2	—	1,062.9
End of period	$109.7	$30.3	$15.2	$—	$155.2

Tables of Contents

14.    Subsequent Event:
Dividend - On November 2, 2011, we declared a dividend of 25 cents per share on our common stock, which is payable on January 17, 2012 to stockholders of record on December 30, 2011.

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Basis of Presentation
Windstream Corporation (“we”, “us”, or “our”) is a leading communications and technology solutions provider, delivering complex data, high-speed Internet, voice and transport services to customers in 29 states. Our business solutions include IP-based voice and data services, multiprotocol label switching networking, data center and managed services, hosting services and communications systems. We provide high-speed Internet, voice, and digital television services to residential customers. We deliver our services and provide wholesale services over an extensive local and long-haul fiber network, which we also use to provide wholesale services to other telecommunications carriers. As of September 30, 2011, we served approximately 3.2 million access lines, 1.3 million high-speed Internet customers, and operated approximately 60,000 fiber route miles.
The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business to the extent practicable. Certain statements set forth below constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.
Certain prior year amounts have been reclassified to conform to the 2011 financial statement presentation. These changes and reclassifications did not impact net or comprehensive income.

EXECUTIVE SUMMARY
We face significant competitive challenges in the telecommunications industry. To address these challenges, we are focused on growing our total business revenues and consumer high-speed Internet revenues, which represented approximately 61.3 and 60.8 percent of total revenues and sales for the three and nine month periods ended September 30, 2011, as compared to 54.1 percent and 53.0 percent for the same periods in 2010. We expect continued growth in demand for these services across our customer base. In addition, we believe that our strategy of bundling consumer voice services with our high-speed Internet service offering will allow us to add new customers and mitigate churn.
Among the highlights in the third quarter of 2011:

•
Revenues and sales increased $57.5 million, or 6.0 percent, and $345.8 million, or 12.7 percent during the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010, primarily due to revenues generated from acquired business. Excluding revenues in markets acquired from NuVox Inc. (“NuVox”), Iowa Telecommunications Services, Inc. (“Iowa Telecom”), Q-Comm Corporation (“Q-Comm”) and Hosted Solutions Acquisitions, LLC (“Hosted Solutions”) of $68.1 million and $375.9 million for the three and nine month periods, respectively, revenues decreased $10.6 million, or 1.1 percent, and $30.1 million, or 1.1 percent, during the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010. This decline was primarily due to the decline in access lines. These decreases were significantly offset by increases attributable to growth in data and integrated solutions and special access revenues.

•
Operating income decreased $3.7 million, or 1.4 percent, and increased $70.5 million, or 9.1 percent during the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010. The decrease for the three month period ended September 30, 2011, as compared to the same period in 2010, was primarily due to increases in depreciation and amortization, cost of services and merger and integration expenses, and the increase for the nine month period ended September 30, 2011, as compared to the same period in 2010, was primarily due to operating income from acquired businesses and decreases in merger and integration expenses. Excluding operating income in markets acquired from Q-Comm and Hosted Solutions of $2.3 million, operating income decreased $6.0 million, or 2.2 percent during the three month period ended September 30, 2011, as compared to the same period in 2010. The decrease in operating income during the three month period ended September 30, 2011 is due to revenue declines associated with continued access line losses, as well as increases in depreciation and amortization and merger and integration expenses. Excluding operating income in markets acquired from NuVox, Iowa Telecom, Q-Comm and Hosted Solutions of $48.3 million, operating income increased $22.2 million, or 2.9 percent, during the nine month period ended September 30, 2011, as compared to the same period in 2010.The increase in operating income during the nine month period ended September 30, 2011 is attributable to decreases in merger and integration expenses and pension expense, partially offset by revenue declines associated with continued access line losses.

Tables of Contents

•
Operating income before depreciation and amortization (“OIBDA”) increased $20.4 million or 4.5 percent, and $173.9 million, or 13.6 percent, during the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010 (see “Reconciliation of non-GAAP Financial Measures”). Excluding OIBDA in markets acquired of $25.0 million and $149.2 million during the three and nine month periods, respectively, OIBDA decreased $4.6 million, or 1.0 percent, and increased $24.7 million, or 1.9 percent, during the three and nine month periods ended September 30, 2011, respectively. The decrease for the three month period ended September 30, 2011 is due to increases in merger and integration expenses and revenue declines associated with continued access line losses, as previously discussed. The increase for the nine month period ended September 30, 2011 is primarily due to decreases in merger and integration and pension expenses, partially offset by revenue declines associated with continued access line losses, as previously discussed.

•
Total access lines decreased by approximately 37,000, or 1.1 percent, during the third quarter of 2011. During the twelve month period ended September 30, 2011, total access lines decreased by approximately 77,000, or 2.3 percent. Excluding the 35,000 access lines in the acquired markets of Q-Comm, access lines declined by 112,000, or 3.4 percent, over the same period.

•
Data and integrated solutions connections, which is comprised of high-speed Internet and advanced data, as well as integrated voice and data connections, increased by approximately 9,000, or were flat as a percentage, during the third quarter of 2011. During the twelve month period ended September 30, 2011, data and integrated solutions connections increased by approximately 80,000, or 5.6 percent. Excluding 8,000 connections in the acquired markets of Q-Comm, data and integrated solution connections increased by 72,000, or 5.0 percent, over the same period.

•
Business voice lines decreased by approximately 9,000, or were flat as a percentage, during the third quarter of 2011. During the twelve month period ended September 30, 2011, business voice lines decreased by approximately 33,000, or 3.3 percent. Excluding the 3,000 business voice lines in the acquired markets of Q-Comm, business voice lines declined by 36,000, or 3.7 percent, over the same period.

•
Consumer voice lines decreased by approximately 23,000, or 1.2 percent, during the third quarter of 2011. During the twelve month period ended September 30, 2011, consumer voice lines decreased by approximately 95,000, or 4.6 percent.

•
We recognized a loss on extinguishment of debt of $20.5 million and $124.4 million during the three and nine month periods ended September 30, 2011. This was a result of repurchasing a portion of our 2016 Notes and all of our Valor Notes. The amount represents the premium paid to repurchase the notes, write off of unamortized premiums, discounts, and debt issue costs, and bankers’ fees. These transactions were financed through new debt offerings and borrowings from our revolving line of credit. These transactions extended our debt maturities and will result in a reduction of future interest costs.

•
Interest expense increased by $1.9 million, or 1.4 percent, and $38.2 million, or 10.1 percent, during the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010. This is primarily due to an increase in long-term debt from various debt issuances used to finance acquisitions during 2010.

•
During the nine month period ended September 30, 2011, we generated cash flows from operations of $919.1 million, an increase of $207.6 million, or 29.2 percent, as compared to the same period in 2010. This increase was primarily attributable to the cash flows generated from acquired businesses, a $132.0 million decrease in net income taxes paid and the $17.6 million decrease in merger, integration and restructuring costs incurred for the nine month period ended September 30, 2011, as compared to the same period in 2010. It was partially offset by a $7.0 million increase in cash interest paid during the nine months ended September 30, 2011. Cash flows from operations were used to fund capital expenditures of $509.2 million and to pay $380.7 million in dividends to shareholders.

Tables of Contents

STRATEGIC TRANSACTIONS

Pending Transaction
On July 31, 2011, we entered into an agreement to acquire all outstanding shares of PAETEC Holding Corp. ("PAETEC") in an all-stock transaction. Under terms of the merger agreement, PAETEC stockholders will receive 0.460 common shares for each PAETEC common share. We expect to issue approximately 73 million shares of common stock valued at approximately $891 million, based on our closing stock price on July 29, 2011. We also will assume or refinance PAETEC's net debt of approximately $1.4 billion outstanding at June 30, 2011. The PAETEC shareholders approved the transaction on October 27, 2011. This acquisition is expected to close by the end of 2011, pending regulatory approval.

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

In addition to expanding our service capabilities in strategic growth areas, this transaction will allow us to improve our cost structure by moving more traffic onto our own network. We expect the transaction to yield approximately $100 million and $10 million in annual operating and capital synergies, respectively, and provide meaningful tax benefits through the utilization of PAETEC's tax net operating losses.

Acquisitions
On December 2, 2010, we completed the acquisition of Q-Comm, a privately held regional fiber transport provider and competitive local exchange carrier (“CLEC”). This acquisition significantly enhanced the scale of our fiber network, increased our business customer base and revenues, and provided opportunities for operating synergies in overlapping markets. Under the terms of the merger agreement, we paid $279.1 million in cash, net of cash acquired, and issued approximately 20.6 million shares of common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. We also repaid $266.2 million in outstanding indebtedness and related liabilities on existing swap agreements of Q-Comm. The transaction included Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. (“Norlight”), a CLEC serving approximately 5,500 business customers.
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

On June 1, 2010, we completed our acquisition of Iowa Telecom, based in Newton, Iowa. This acquisition provides us with a sizable operating presence in the upper Midwest. As of June 1, 2010, Iowa Telecom provided service to approximately 208,000 incumbent local exchange carrier (“ILEC”) access lines, 39,000 CLEC access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of common stock and $7.90 in cash. We paid approximately $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of our common stock valued at $280.8 million on the date of issuance. In addition, we repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of approximately $628.9 million.
On February 8, 2010, we completed our acquisition of NuVox, a CLEC based in Greenville, South Carolina. Consistent with our focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 104,000 business customer locations in 16 contiguous Southwestern and Midwest states. NuVox’s services include voice over Internet protocol, local and long-distance voice, high-speed Internet access, email, voicemail, web hosting, secure electronic data storage and backup, Internet security and virtual private networks. Many of these services are delivered over a secure, privately-managed IP network, using a multiprotocol label switch backbone and distributed IP voice switching architecture. In accordance with the NuVox merger agreement, we acquired all of the issued and outstanding shares of common stock of NuVox for $198.4 million in cash, net of cash acquired, and issued approximately 18.7 million shares of common stock valued at $185.0 million on the date of issuance. We also repaid outstanding indebtedness and related liabilities on existing swap agreements of NuVox approximating $281.0 million.

Tables of Contents

RESULTS OF OPERATIONS
The following table summarizes our operating results as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, customers and lines in thousands) (a) (b)	2011	2010	2011	2010
Revenues and sales:
Service revenues:
Business	$498.2	$418.7	$1,487.9	$1,160.3
Consumer	349.1	359.6	1,051.7	1,033.4
Wholesale	147.4	160.6	454.1	471.6
Total service revenues	994.7	938.9	2,993.7	2,665.3
Product sales	28.6	26.9	83.1	65.7
Total revenues and sales	1,023.3	965.8	3,076.8	2,731.0
Costs and expenses:
Cost of services	372.8	350.7	1,116.3	977.8
Cost of products sold	24.5	22.7	68.6	56.9
Selling, general, administrative and other	135.1	130.6	409.2	369.9
Depreciation and amortization	204.0	179.9	606.4	503.0
Merger, integration and restructuring	20.4	11.7	34.6	52.2
Total costs and expenses	756.8	695.6	2,235.1	1,959.8
Operating Income	266.5	270.2	841.7	771.2
Other expense, net	(1.5)	(3.0)	(2.1)	(4.2)
Loss on early extinguishment of debt	(20.5)	—	(124.4)	—
Interest expense	(134.2)	(132.3)	(417.1)	(378.9)
Income before income taxes	110.3	134.9	298.1	388.1
Income taxes	38.8	49.7	109.9	149.8
Net income	$71.5	$85.2	$188.2	$238.3
Voice lines in service:
Consumer	1,974.7	2,069.5
Business	949.4	982.1
Wholesale (c)	23.8	13.9
Total voice lines in service	2,947.9	3,065.5
Data and integrated solutions:
High-speed Internet	1,345.8	1,290.5
Advanced data and integrated solutions (d)	171.1	146.0
Total data and integrated solutions	1,516.9	1,436.5
Special access circuits	105.0	89.0
Access lines (e)	3,224.0	3,300.5
Digital television customers	449.0	433.3
Total connections (f)	5,018.8	5,024.3

(a)
Results from operations include results from the former NuVox, Iowa Telecom, Hosted Solutions and Q-Comm operations following their acquisitions on February 8, 2010, June 1, 2010, December 1, 2010 and December 2, 2010, respectively. In the discussion and analysis provided below regarding changes in consolidated revenues and expenses in 2011, the impact of the acquisitions on these changes is considered to be the revenues and expenses recognized during the period of each year for which results from the acquired operations are not included in the comparative period of the prior year.

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
Business Service Revenues
Business service revenues are generated through the provision of special access services, data services, integrated solutions and voice services to business customers. For the twelve months ended September 30, 2011, total data and integrated solution connections increased by approximately 80,000, or 5.6 percent. Excluding the impact of acquired markets of Q-Comm, totaling 8,000, advanced data and integrated solution connections increased by 72,000, or 5.0 percent, over the same period.
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
However, competition and weakness in the economy may have the effect of suppressing near term growth in these revenues. For the twelve months ended September 30, 2011, business voice lines decreased by approximately 33,000, or 3.3 percent. Excluding the impact of acquired businesses, business voice lines decreased by approximately 36,000, or 3.7 percent. Voice lines have been unfavorably impacted by customer migration to our integrated solutions capable of delivering both voice and data services over a single IP connection and losses of small business customers to cable providers.
The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$65.7		$296.6
Due to increases in data and integrated solutions revenues (a)	10.6		27.5
Due to increases in special access revenues (b)	10.1		25.0
Due to increases in high-speed Internet revenues	1.1		2.3
Due to decreases in voice, long distance and other revenues (c)	(8.0)		(23.8)
Total business revenues	$79.5	19.0%	$327.6	28.2%

(a)	Increases in data and integrated solutions revenues were primarily due to demand for advanced data services and customer migration to our integrated solutions, previously discussed.

(b)
Increases in special access revenues, which primarily represent monthly recurring charges for dedicated circuits, were attributable to strong demand from wireless and other carriers, previously discussed.

(c)	Decreases in voice service revenues were primarily attributable to the decline in voice lines.

Tables of Contents

Consumer Service Revenues
Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to residential customers. We expect consumer revenues to be unfavorably impacted by competition from cable services providers, wireless communications providers and voice service providers using other emerging technologies. For the twelve months ended September 30, 2011, consumer voice lines decreased by approximately 95,000, or 4.6 percent.

Increasing demand for high-speed Internet service, together with continued migration to higher speeds and sales of other Internet related services, are expected to offset some of the consumer revenue declines from the unfavorable voice line trends noted above. For the twelve months ended September 30, 2011, consumer high-speed Internet customers increased by approximately 51,000, or 4.4 percent, which was not impacted by acquired businesses. As of September 30, 2011, we provided high-speed Internet service to approximately 42 percent of total access lines in service and 65 percent of primary residential lines in service. As of September 30, 2011, approximately 80 percent of our total access lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2011, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service shrinks.
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
The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$0.1		$47.3
Due to increases in high-speed Internet revenues (a)	8.2		28.9
Due to changes in miscellaneous revenues	(0.1)		2.8
Due to decreases in voice and long distance revenues (b)	(18.7)		(60.7)
Total consumer revenues	$(10.5)	(2.9)%	$18.3	1.8%

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

Tables of Contents

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$2.3		$27.5
Due to decreases in voice and miscellaneous revenues	(1.8)		(6.6)
Due to decreases in USF revenues (a)	(5.0)		(10.5)
Due to decreases in switched access revenues (b)	(8.7)		(27.9)
Total wholesale revenues	$(13.2)	(8.2)%	$(17.5)	(3.7)%

(a)
Decreases in USF revenues resulted from decreases in both state and federal funds received and line loss. As we continue to implement cost saving measures, we expect USF revenues to continue to decline.

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$—		$4.6
Due to increases in contractor sales (a)	3.5		10.6
Due to changes in business product sales (b)	(1.5)		1.9
Due to changes in consumer product sales	(0.3)		0.3
Total product sales	$1.7	6.3%	$17.4	26.5%

(a)	Increases in contractor sales were due primarily to sales of outside plant materials related to increased construction activity during 2011.

(b)	Changes in business product sales are due to the timing of sales of equipment associated with business solutions.

Cost of Services
Cost of services primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services also include interconnection expense (costs incurred by us to access the public switched network and to transport traffic to the Internet), bad debt expense and business taxes. Interconnection expenses in certain markets where we operate as a CLEC include charges from the incumbent local exchange provider to lease network components required for service delivery.

Tables of Contents

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$29.9		$156.2
Due to changes in network operations and other (a)	2.6		7.6
Due to changes in interconnection expense (b)	5.7		(0.8)
Due to decreases in pension expense (c)	(3.8)		(11.6)
Due to decreases in postretirement expense (d)	(12.3)		(12.9)
Total cost of services	$22.1	6.3%	$138.5	14.2%

(a)	Increases in network operations and other expenses were due to increases in network support costs and charges incurred to provide voice features and ancillary data services to customers.

(b)
Increases in interconnection expenses for the three month period ended September 30, 2011, as compared to the same period in 2010, are attributable to increased purchases of higher capacity circuits to service the growth in data customers, partially offset by the favorable impact of network efficiency projects, the impact of voice line losses and rate reductions.

(c)	Decreases in pension expense were attributable to lower pension amortization in 2011 as a result of better than expected returns generated on pension plan assets during 2010.

(d)
Decreases in postretirement expense were primarily attributable to the amendment of postretirement benefit plans to eliminate the basic retiree life insurance coverage plan for certain current and future retirees effective January 1, 2012.

Cost of Products Sold
Cost of products sold represent the cost of equipment sales to customers. The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$0.1		$3.3
Due to increases in costs of contractor sales (a)	3.4		10.5
Due to changes in equipment sales to business customers (b)	(0.7)		1.3
Due to decreases in consumer costs of products sold (c)	(1.0)		(3.4)
Total cost of products sold	$1.8	7.9%	$11.7	20.6%

(a)	Increases in contractor expenses were consistent with the increase in contractor sales.

(b)	Increases in costs of equipment sales to business customers for the nine month period ended September 30, 2011 were consistent with the increase in equipment sales.

(c)	Decreases in consumer costs of products sold are primarily due to declines in consumer broadband equipment costs, primarily in home networking.

Tables of Contents

Selling, General, and Administrative Expenses (“SG&A”)
SG&A expenses result from sales and marketing efforts, advertising, information technology support systems, costs associated with corporate and other support functions and professional fees. These expenses also include salaries and wages and employee benefits not directly associated with the provision of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$6.4		$39.4
Due to increases in other costs (a)	2.8		7.0
Due to decreases in postretirement expense (b)	(3.9)		(4.0)
Due to decreases in pension expense (c)	(0.8)		(3.1)
Total selling, general, administrative and other expenses	$4.5	3.4%	$39.3	10.6%

(a)
Increases in other costs were due to increased spending to support sales of our price-for-life bundles, increased advertising and commissions costs for the business channel and losses related to litigation activity during the period, partially offset by data center migration costs incurred in 2010 that did not recur.

(b)
Decreases in postretirement expense were attributable to the amendment of postretirement benefit plans to eliminate the basic retiree life insurance coverage plan for certain current and future retirees effective January 1, 2012.

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
Depreciation and Amortization Expense
Depreciation and amortization expense primarily includes the depreciation of our plant assets and the amortization of our definite-lived intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to depreciation of plant assets of acquired companies	$8.3		$37.1
Due to amortization of intangible assets acquired in the purchase of acquired businesses	14.4		63.8
Due to increases in depreciation expense (a)	6.2		14.0
Due to decreases in amortization expense (b)	(4.8)		(11.5)
Total depreciation and amortization expense	$24.1	13.4%	$103.4	20.6%

(a)	Increases in depreciation expense were primarily due to additions in property, plant and equipment.

(b)	Decreases in amortization expenses were due to the use of accelerated amortization methods.

Tables of Contents

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
Set forth below is a summary of merger and integration costs for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2011	2010	2011	2010
Merger and integration costs (a)
Transaction costs associated with acquisitions (b)	$17.8	$4.1	$21.1	$25.3
Employee related transition costs (c)	1.0	3.5	7.9	19.5
Computer system and conversion costs	0.9	1.6	4.3	3.2
Signage and other rebranding costs	0.2	2.3	0.6	3.5
Total merger and integration costs	19.9	11.5	33.9	51.5
Restructuring charges	0.5	0.2	0.7	0.7
Total merger, integration and restructuring charges	$20.4	$11.7	$34.6	$52.2

(a)
During the three and nine month periods ended September 30, 2011, we incurred costs associated with the acquisitions of NuVox, Iowa Telecom, Q-Comm and Hosted Solutions, as well as the pending acquisition of PAETEC. During the three and nine month periods ended September 30, 2010, we incurred costs associated with the acquisitions of D&E, Lexcom, NuVox, Iowa Telecom and the acquisition of Q-Comm.

(b)	Transaction costs associated with acquisitions include accounting, broker and legal fees, as well as certain financing and other miscellaneous costs.

(c)	Employee related transition costs consist primarily of acquisition-related severance and compensation charges.
Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges
As of September 30, 2011 we had unpaid merger, integration and restructuring liabilities totaling $3.4 million, which consisted of $1.0 million of accrued severance costs primarily associated with the integration of Iowa Telecom, Q-Comm and Hosted Solutions. This liability is included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. These payments will be funded through operating cash flows (see Note 9).
Operating Income
Operating income decreased $3.7 million, or 1.4 percent, and increased $70.5 million, or 9.1 percent during the three and nine month periods ended September 30, 2011, as compared to the same periods in 2010. The decrease for the three month period ended September 30, 2011, as compared to the same period in 2010, was primarily due to increases in depreciation and amortization, cost of services and merger and integration expenses, and the increase for the nine month period ended September 30, 2011, as compared to the same period in 2010, was primarily due to operating income from acquired businesses and decreases in merger and integration expenses. Excluding operating income in markets acquired of $2.3 million and $48.3 million during the three and nine month periods ended September 30, 2011, operating income decreased $6.0 million, or 2.2 percent, and increased $22.2 million, or 2.9 percent during the same periods ended September 30, 2011, as compared to the same period in 2010. The decrease in operating income during the three month period ended September 30, 2011 is due to revenue declines associated with continued access line losses, as well as increases in depreciation and amortization and merger and integration expenses. The increase in operating income during the nine month period ended September 30, 2011 is attributable to decreases in merger and integration expenses and pension expense, partially offset by revenue declines associated with continued access line losses.

Tables of Contents

Other Expense, Net
Other expense, net was comprised of the following for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2011	2010	2011	2010
Investment income	$—	$—	$1.5	$1.4
Gain on sale of investments	—	—	0.9	—
Mark-to-market of interest rate swap agreement	—	(0.3)	—	(1.2)
Ineffectiveness of interest rate swaps	(1.5)	—	(5.0)	—
Interest expense on de-designated swap	—	(1.3)	—	(3.8)
Other (expense) income, net	—	(1.4)	0.5	(0.6)
Other expense, net	$(1.5)	$(3.0)	$(2.1)	$(4.2)

Other expense, net decreased $1.5 million and $2.1 million in the three and nine month periods ended September 30, 2011, as compared to the same period of 2010. Decreases during the three months ended primarily resulted from the $5.0 million charge to earnings related to ineffectiveness of our cash flow hedges at September 30, 2011, primarily due to declines in the LIBOR rate. This loss was partially offset by the $0.9 million gain on sale of investments. Decreases during the nine months ended were primarily driven by the $3.8 million in interest expense and $1.2 million loss from the mark-to-market of the interest rate swap agreement recognized during 2010. During the fourth quarter 2010, the de-designated swaps were re-designated as part of the blend and extend (see Note 5).

Loss on Extinguishment of Debt
During the first quarter of 2011, we purchased $1,161.3 million of our 2016 Notes and all $400.0 million of our Valor Notes. During the second and third quarters of 2011, we purchased an additional $33.2 million and $350.0 million, respectively, of our 2016 Notes. We financed these transactions with proceeds from the issuance of the 2020 Notes, the 2021 Notes, the 2023 Notes and borrowings from our revolving line of credit. These transactions extended our existing debt maturities and will result in lower future interest costs. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $20.5 million and $124.4 million during the three and nine month periods ended September 30, 2011.

The loss is detailed as follows for the three and nine month periods ended September 30, 2011:

(Millions)	Three Months Ended	Nine Months Ended
2016 Notes:
Premium on early redemption	$15.2	$92.7
Unamortized discount on original issuance	5.1	23.7
Third party fees for early redemption	—	2.7
Unamortized debt issuance costs on original issuance	0.2	1.1
Loss on early extinguishment for 2016 Notes	20.5	120.2
Valor Notes:
Premium on early redemption	—	10.3
Third party fees for early redemption	—	0.4
Unamortized premium on original issuance	—	(6.5)
Loss on early extinguishment for Valor Notes	—	4.2
Total loss on early extinguishment of debt	$20.5	$124.4

Tables of Contents

Interest Expense
Interest expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2011	2010	2011	2010
Senior secured credit facility, Tranche A	$1.3	$2.1	$4.8	$5.4
Senior secured credit facility, Tranche B, net of interest rate swaps	26.3	25.6	79.5	74.1
Senior secured credit facility, revolving line of credit	5.2	1.9	13.1	4.7
Senior unsecured notes	101.6	93.5	314.4	266.8
Notes issued by subsidiaries	2.2	9.7	10.1	29.0
Other interest expense	—	0.1	0.2	0.3
Less capitalized interest expense	(2.4)	(0.6)	(5.0)	(1.4)
Total interest expense	$134.2	$132.3	$417.1	$378.9
Interest expense increased $1.9 million, or 1.4 percent, and $38.2 million, or 10.1 percent, in the three and nine months ended September 30, 2011, respectively, as compared to the same period of 2010. This is primarily due to an increase in long-term debt from various debt issuances used to finance acquisitions during 2010.
Income Taxes
Income tax expense decreased $10.9 million, or 21.9 percent, and $39.9 million, or 26.6 percent, in the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods of 2010. The decrease in income tax expense for the three and nine month periods ended September 30, 2011 is primarily due to the decrease in income before taxes. Our effective tax rate decreased to 35.2 percent and 36.9 percent in the three and nine month periods ended September 30, 2011, respectively, as compared to 36.8 percent and 38.6 percent in the corresponding periods of 2010. The decrease in the effective rate for the three and nine month periods is primarily due to a discrete item in the third quarter of 2011 from recognizing the benefit of applying new Internal Revenue Service guidance to transaction costs deducted with the filing of our 2010 tax return. The impact of this discrete item is immaterial to the estimated annual effective income tax rate.

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
Federal Regulation and Legislation
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, the ARRA allocated approximately $7.2 billion for the expansion of broadband services to unserved and underserved areas. The Rural Utilities Service ("RUS") approved eighteen of our applications in thirteen states totaling $181.3 million in grants on projects with a total estimated cost of $241.7 million, including our $60.4 million matching share. We began these projects in the first quarter of 2011 and have various vendor contracts currently under review with the RUS. As such, during the first quarter of 2011 we began contributing our matching funds into a pledged deposit account, reflected as restricted cash on our balance sheet. We began applying for reimbursement for stimulus expenditures during the second quarter of 2011, and we began to receive funds in the third quarter of 2011. We expect construction to be completed in the first half of 2013.

Tables of Contents

Selected information related to the broadband stimulus expenditures and receipts for three and nine month periods ended September 30, 2011 are as follows:

(Millions)	Three Months Ended	Nine Months Ended
Stimulus capital expenditures funded by RUS	$7.2	$9.2
Stimulus capital expenditures funded by the company (a)	2.4	3.1
Total stimulus capital expenditures	9.6	12.3
Funds received from RUS	$0.5	$0.5

(a)	Stimulus capital expenditures funded by the company are included in our capital expenditure totals for each period presented.
On October 27, 2011, the FCC adopted an order that establishes the framework for the reform of the inter-carrier compensation system and the federal universal service fund ("the Order"). The text of the Order has not yet been released to the public. As described by the FCC, the Order will call for the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through a step-by-step reduction in the rates annually, beginning in 2012. The FCC has also stated the Order will establish interim rules that will result in price cap regulated companies being eligible for increased universal service support to expand broadband service to areas that are unserved today. Longer term, the FCC has stated the Order will provide for additional rulemaking to develop and adopt universal service funding based on a forward-looking cost model to extend broadband to high-cost areas. Based on what the FCC has announced so far, we believe the Order will provide reasonable opportunities to recover a majority of the revenue losses resulting from the elimination of access charges.

The following table reflects the minute-driven components of our inter-carrier compensation revenues for the nine months ended September 30, 2011:

Revenues	Originating Traffic		Terminating Traffic
	Minutes	Rate	Minutes	Rate
	(Thousands)		(Thousands)
Interstate switched access	2,641,057	$0.0060	2,766,793	$0.0060
Intrastate switched access	1,186,721	$0.0370	2,204,796	$0.0360
Local interconnection			3,450,409	$0.0100
In addition, inter-carrier and reciprocal compensation expense totaled $29.6 million and $58.2 million for the three and nine month periods ended September 30, 2011, respectively.
Each quarter, we receive Interstate Common Line Support ("ICLS") revenue. In order to receive the support, we must file certain line count information with the Universal Service Administrative Company ("USAC") by a specified deadline. For support related to the third quarter of 2011, the deadline for line count information to be filed was March 31, 2011. Due to an administrative error, we filed the required line count data four business days late. On April 13, 2011 we filed a petition with the FCC seeking a waiver of the March 31, 2011 filing deadline. The comment period ended June 2, 2011 without any party opposing the waiver petition. On September 28, 2011 we filed a letter with the FCC offering further details on the legal and policy reasons as to why the waiver should be granted. The FCC has not yet acted on the waiver request, but we believe it is likely the waiver will be granted, and we have recorded related ICLS revenue of $8.3 million during the third quarter of 2011.
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
State Universal Service Funds and Texas Large Company High Cost Program Settlement
We recognize revenue from the receipt of state universal service funds (“USF”) in a limited number of states in which we operate. For the three month period ended September 30, 2011, we recognized $31.8 million in state universal service revenue, which included approximately $23.3 million from the Texas USF. These payments are intended to provide additional support beyond the federal USF receipts for the high cost of operating in rural markets.

Tables of Contents

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
Our board of directors has adopted a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors and is subject to our restricted payment capacity, which was $918.0 million as of September 30, 2011, as determined in accordance with our debt covenants. We build additional capacity through cash flows generated from operations while dividends, share repurchases and certain restricted investments reduce the available restricted payments capacity.
On September 21, 2011, we contributed 5.9 million shares of our common stock to the Windstream Pension Plan to meet our remaining 2011 and expected 2012 obligation, which will allow us to preserve cash and manage overall net debt leverage. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $75.2 million. We do not expect any additional contributions to the Windstream Pension Plan for the remainder of 2011. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the Company's qualified pension plan.
The following table summarizes our cash flow activities for the nine month period ended September 30:

(Millions)	2011	2010
Cash flows from (used in):
Operating activities	$919.1	$711.5
Investing activities	(525.9)	(721.9)
Financing activities	(401.2)	(897.3)
Decrease in cash and cash equivalents	$(8.0)	$(907.7)
Operating Cash Flows
Cash from operating activities primarily represents the amount of cash generated by the ongoing operations of our business after the payment of operating obligations. During the nine month period ended September 30, 2011, cash flows from operations increased by $207.6 million, as compared to the same period in 2010. This increase was primarily attributable to the $132.0 million decrease in net income taxes paid, the $17.6 million decrease in merger, integration and restructuring costs incurred and cash flows generated from acquired businesses in the first nine months of 2011 as compared to the same period in 2010. It was slightly offset by a $7.0 million increase in cash interest paid during the nine month period ended September 30, 2011.
Investing Cash Flows
Cash used in investing activities primarily includes investments in our telecommunications network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. During the nine months ended September 30, 2011, cash flows used in investing activities decreased by $196.0 million as compared to the same period in 2010. This decrease was primarily due to $253.6 million and $198.4 million of cash used to complete the acquisitions of Iowa and NuVox, respectively, during the first nine months of 2010, partially offset by an increase in capital expenditures.
Capital expenditure spending increased $236.5 million during the nine months ended September 30, 2011 as compared to the same period in 2010. This increase is driven by success-based fiber to wireless tower initiatives, expansion of our data center presence, enhancements to our network and acquired companies. At the beginning of 2011, we expected to to deploy fiber to less than 50 percent of wireless towers within our territories over the course of 2011 and 2012. Given the growing bandwidth needs fueled by wireless data growth, wireless carriers have aggressively accelerated their fiber deployment plans and increased the number of towers targeted for fiber. As a result, we now expect to roll out fiber to nearly 90 percent of the towers within our territories by the end of 2012. We are also having success winning fiber bids outside of our territories. We expect increases in wireless data usage and expansion of wireless 4G networks through the end of 2013, which will provide more opportunities for our fiber to the tower business. These capital investments offer attractive long-term returns and position our business to continue improving our financial performance going forward.

Tables of Contents

Financing Cash Flows
Cash used in financing activities decreased by $496.1 million for the three months ended September 30, 2011, as compared to the same period in 2010. This decrease was primarily due to the repayment of approximately $281.0 million and $628.9 million in debt and related swap agreements assumed from NuVox and Iowa Telecom, respectively, in 2010.
During the first quarter of 2011, we issued $1,250.0 million in additional notes and extended the maximum line of credit under our revolving credit agreement from $750.0 million to $1,250.0 million. The proceeds from the additional notes, along with borrowings from the revolving line of credit, were used to retire $1,944.5 million in outstanding indebtedness during the nine months ended September 30, 2011. This included $1,544.5 million of our 2016 Notes and all $400.0 million of our Valor Notes. These transactions allowed us to extend our existing debt maturities and lower our future interest costs.

The financial ratios required by our senior secured credit facilities and indentures include certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”).

These non-GAAP financial measures are presented below for the sole purpose of demonstrating compliance with our debt covenants:

(Millions, except ratios)	September 30, 2011
Gross Leverage ratio:
Total debt	$7,341.4

Operating income, last twelve months	$1,100.8
Depreciation and amortization, last twelve months	797.0
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	118.4
Adjusted EBITDA	$2,016.2
Leverage ratio (b)	3.64
Maximum gross leverage ratio allowed	4.50

Interest coverage ratio:
Adjusted EBITDA	$2,016.2
Interest expense, last twelve months	$559.9
Adjustments required by the credit facilities and indentures (c)	(20.3)
Adjusted interest expense	$539.6
Interest coverage ratio (d)	3.74
Minimum interest coverage ratio allowed	2.75

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
In addition, certain agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50.0 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2011, we were in compliance with all such covenants and restrictions.

Tables of Contents

On August 11, 2011, in connection with our pending acquisition of PAETEC, we amended our senior secured credit agreement to, among other things, (i) permit the issuance of bridge loans, (ii) permit the issuance and repayment of escrow notes, (iii) waive guaranty and security requirements with regard to PAETEC and its subsidiaries, (iv) delete the capital expenditures covenant and (v) waive any breach due to the change of control provisions under PAETEC's outstanding notes. In addition, we amended the security agreement to, among other things, waive the obligation to grant security on accounts relating to escrow notes and the proceeds of notes held in such accounts.

Among other things, the amendments to the security agreement will allow for the assumption of PAETEC's outstanding debt upon the closing of the acquisition. In addition, PAETEC has reached an agreement with its bondholders to waive the change in control provisions in its bonds upon closing of the acquisition.

As of September 30, 2011, Moody’s Investors Service (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”) had granted us the following senior secured and senior unsecured credit ratings:

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

Set forth below is a summary of future repayments of long-term debt obligations and related interest expense as of September 30, 2011, to include the Additional 2020 Notes, the 2023 Notes and the 2021 Notes.

	Payments due by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$44.8	$1,280.7	$2,180.8	$3,850.7	$7,357.0
Interest payments on long-term debt obligations (b)	445.3	812.6	699.3	1,114.9	3,072.1
Total projected long-term debt and interest payments	$490.1	$2,093.3	$2,880.1	$4,965.6	$10,429.1

(a)	Excludes $15.6 million of unamortized discounts (net of premiums) included in long-term debt at September 30, 2011.

(b)
Variable rates on tranches A and B of the senior secured credit facility are based on the three-month LIBOR and reset on the seventeenth day of each quarter. As of September 30, 2011, the variable rate on tranches A and B was 0.25 percent.

Tables of Contents

Otherwise, there have been no significant changes in our contractual obligations and commitments since December 31, 2010 as set forth in the our Annual Report on Form 10-K.
Reconciliation of non-GAAP financial measures
From time to time, we will reference certain non-GAAP measures in its filings. Management’s purpose for including these measures is to provide investors with measures of performance that management uses in evaluating the performance of the business. These non-GAAP measures should not be considered in isolation or as a substitute for measures of financial performance reported under GAAP. Following is a reconciliation of non-GAAP financial measures to the most closely related financial measure reported under GAAP referenced in this filing.
Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions)	2011	2010	%	2011	2010	%
Operating income	$266.5	$270.2		$841.7	$771.2
Depreciation and amortization	204.0	179.9		606.4	503.0
OIBDA (a)	$470.5	$450.1	4.5%	$1,448.1	$1,274.2	13.6%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. Management believes this measure provides investors with insight into the core earnings capacity of providing telecommunications services to its customers.

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 in the our Annual Report on Form 10-K, we identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension and other postretirement benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. See Note 2 for an updated discussion regarding the critical accounting policies surrounding our restricted cash, recording of additions to property, plant and equipment that stem from RUS projects and goodwill reporting units. Effective January 1, 2011, we changed our goodwill reporting units from one unit to two.
There were no other material changes to our critical accounting policies during the nine month period ended September 30, 2011.
Recently Issued Authoritative Guidance
The following authoritative guidance will be adopted by us in the reporting period indicated. This authoritative guidance, together with the our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Fair Value Measurement (first quarter of 2012)

•	Comprehensive Income (first quarter 2012)

•	Goodwill Impairment (first quarter 2012)

Tables of Contents

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

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
Our market risks at September 30, 2011 are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 22, 2011. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not directly own significant marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries. However, our pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.
Interest Rate Risk
We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates under our senior secured credit facilities. Under our current policy, we enter into interest rate swap agreements to obtain a targeted mixture of variable and fixed rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of our total debt outstanding. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of interest rate swap activity. We do not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Our management periodically reviews exposure to interest rate fluctuations and implements strategies to manage the exposure.
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
The swaps will amortize quarterly to a notional value of $900.0 million in 2013, where they will remain until maturity on October 17, 2015 ($1,037.5 million as of September 30, 2011). Effective January 17, 2011, our weighted average fixed rate was 4.553 percent. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR.
As of September 30, 2011, amounts outstanding under our variable rate senior secured credit facilities exceed the unamortized notional value of the four interest rate swap agreements by $1,435.8 million, or approximately 19.6 percent of our total outstanding long-term debt. As a result, a hypothetical increase of 100 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $14.4 million. Actual results may differ from this estimate.
Equity Risk
We are exposed to market risk through pension plan investments. The fair market value of these investments, totaling $915.8 million at September 30, 2011, increased 5.2 percent from $870.5 million at December 31, 2010 due to stock contributions during the first and third quarters of 2011. These increases were partially offset by $59.6 million in routine benefit payments and administrative expenses and a negative return on plan assets of $30.9 million, or 3.5 percent.

WINDSTREAM CORPORATION
FORM 10-Q
PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of Windstream that are designed to ensure that information required to be disclosed by Windstream in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Windstream in the reports that it files or submits under the Exchange Act is accumulated and communicated to Windstream's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Windstream's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, Windstream's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, Windstream's principal executive and principal financial officers, or persons performing similar functions, and effected by Windstream's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Windstream;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Windstream are being made only in accordance with authorizations of management and directors of Windstream; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Windstream's assets that could have a material effect on the financial statements.

Windstream's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there were no changes to Windstream's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Windstream's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 22, 2011.

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
November 4, 2011

WINDSTREAM CORPORATION
FORM 10-Q
INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

2.1
Agreement and Plan of Merger, dated July 31, 2011, by and among Windstream Corporation, Peach Merger Sub, Inc. and PAETEC Holding Corp. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of PAETEC dated July 31, 2011).
*

10.1
Amendment No. 3 to Credit Agreement and Amendment No. 2 to Security Agreement, dated as of August 11, 2011, by and among Windstream Corporation and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the consenting lenders (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of Windstream dated August 9, 2011)
*

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)
 _____________

(*)	Incorporated herein by reference as indicated.

(a)	Filed herewith.