Form 10-K
period 2011-12-31
WINDSTREAM CORP
filed 2012-02-22
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________________________________
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
☐  YES  ☒  NO
Aggregate market value of voting stock held by non-affiliates as of June 30, 2011 - $6,609,145,700
Common shares outstanding, February 16, 2012 - 586,474,108
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2012 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 30 to 34.

Windstream Corporation
Form 10-K, Part I

Item 1.  Business
THE COMPANY
Unless the context requires otherwise, the use of the terms "Windstream," “we,” “us” and “our” in this Annual Report on Form 10-K refers to Windstream Corporation and its consolidated subsidiaries.
OVERVIEW
We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 21 data centers offering managed services and cloud computing.
Transformation of the business
Our strategy has been and continues to be transformation of our business from a rural, consumer-focused voice and broadband provider into a national provider of advanced communications and technology solutions to businesses. We took key steps in 2010 and 2011 to advance this strategy. At the same time, we continued to build our consumer broadband operations in response to public demand for faster Internet speeds. Together, these initiatives align our focus with the growth opportunities in our industry and provide investors with the opportunity to combine growth and a high-yield dividend.
Today, we are a very different company from the one that was created in July 2006 through the spinoff of Alltel Corporation's landline division and merger with VALOR Communications. At that time, we operated in just 16 states with less than 24,000 miles of fiber, a modest business sales organization, and only a handful of lower-tier data centers. In 2006, like other traditional telephone companies, we faced two important challenges: Consumers were abandoning wireline voice connections in favor of wireless services, and cable television companies were increasingly competing for both voice and Internet customers. This led to a decline in revenue and shrinking cash flows and had the potential to impair our ability to maintain our dividend practice. To manage these pressures, we completed acquisitions of other traditional telephone companies, which improved our size, scale and cost structure. However, the core problems presented by a shrinking customer base still remained.
In response to this pressure, we took many steps to transform our company and position it to grow cash flows. First, businesses were experiencing a growing need for advanced data services, including integrated voice and data services, multi-site networking and managed data services. Second, cellular customers were using more and more wireless data, requiring the wireless carriers to obtain additional bandwidth on the wireline network that transports their wireless traffic. Third, consumers were demanding faster broadband speeds at home to accommodate their growing use of streaming video and other Internet-based services. As we considered how to capitalize on these opportunities, it quickly became apparent that we would have to build a stronger company with increased scale and a more diverse portfolio of product offerings.
In early 2010, we made a critical move to accelerate the transformation of the company when we acquired NuVox Inc. ("NuVox"), a leading regional business services provider based in Greenville, South Carolina. NuVox added a broad portfolio of Internet protocol ("IP") based services and an aggressive sales force, and this acquisition marked an important step in positioning the company to better serve business customers.
Two more acquisitions followed quickly in late 2010. On December 1, we purchased Hosted Solutions Acquisition, LLC ("Hosted Solutions") of Raleigh, N.C., a data center operator in the eastern United States. Hosted provided us the infrastructure to offer many advanced data services, such as cloud computing, managed hosting and managed services, on a wide scale. We gained five state-of-the-art data centers and approximately 600 business customers. On December 2, we completed the acquisition of Q-Comm Corporation's ("Q-Comm") wholly-owned subsidiaries Kentucky Data Link, a regional transport services provider with 30,000 miles of fiber, and Norlight, a business services provider with approximately 5,500 customers. This transaction significantly expanded our fiber network, allowing us to reach more business customers and to compete for more wireless backhaul contracts. KDL's fiber transport network also provided opportunities for substantial operating synergies by allowing us to carry more traffic on our own network rather than paying other carriers for this service.
We took another significant step in the transformation of our company on November 30, 2011, when we acquired PAETEC Holding Corp. ("PAETEC"), a leading national business services provider with more than 36,000 miles of fiber and seven data centers, as well as an experienced sales force focused on serving enterprise-level clients. The PAETEC transaction significantly enhanced our capabilities in strategic growth areas, including IP based services, cloud computing and managed services, advancing our strategy to drive top-line revenue growth by expanding our focus on business and fiber transport services. PAETEC adds an attractive base of medium to large-sized business customers, approximately 36,700 fiber route miles and seven data centers and provides opportunities for significant operating and capital synergies.
As a result of these strategic activities, our revenue mix has shifted significantly toward our growth areas. Revenues from businesses and consumer broadband were approximately 61 percent of total revenue for the year ended December 31, 2011, as compared to 42 percent in 2008. With the addition of PAETEC, we expect approximately 69 percent our 2012 revenues to be generated by business and consumer broadband.

Investing for growth
In conjunction with our targeted acquisition strategy, we are making significant investments in our network to expand our business service offerings and increase broadband speeds and capacity in our consumer markets. See "Products and Services" for additional information and other service offerings.
The expansion of our fiber transport network, through acquisitions and organic growth, enhances our ability to provide wireless transport, or backhaul, services. As cellular customers consume more wireless data, wireless carriers need more bandwidth on the wireline transport network. Many wireless towers are still served by copper cables, but we are rapidly rolling out fiber to accommodate the wireless carriers' additional bandwidth needs. We expect wireless data usage to continue to increase, which will drive the need for additional wireless backhaul capacity.
While providing these services requires an initial capital investment, we make these investments only after securing long-term contracts with wireless carriers, typically for a period of five years, and believe these contracts and the expected growth in wireless bandwidth needs will provide an attractive return on our capital outlay. These capital investments are made up front, and there is a short lag period between the initial capital spend and the realization of associated revenues.
We are also making significant investments in data centers to broaden the technology-based services we offer, including cloud computing and managed services. As of December 31, 2011, we operated 21 data centers and are constructing two others.

On the consumer front, we are making investments to increase broadband speeds and capacity throughout our territories. Although new customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. We also actively promote value-added Internet services, such as security and online back-up, to take advantage of the broadband speeds we offer.
We are also expanding broadband services to unserved and underserved areas through a combination of our own investment and grant funds received as a result of the American Recovery and Reinvestment Act of 2009 ("broadband stimulus"). We received Rural Utilities Service ("RUS") approval for broadband stimulus projects with a total cost of $241.7 million, of which the RUS will fund 75 percent, or $181.3 million, and we will fund 25 percent, or $60.4 million. We began these projects in the first quarter of 2011, and we expect to substantially complete the RUS projects by the end of 2013 and complete the projects well before June 30, 2015, the completion date to which we have agreed.
Declines in consumer voice customers
In spite of our ongoing efforts to gain market share, our consumer business remains under pressure due to competition from wireless carriers, cable television companies and other companies using emerging technologies. For the year ended December 31, 2011, our consumer access lines decreased by 81,000 lines, or 4.0 percent, as compared to the prior year.
Given these realities, it is vital that we remain squarely focused on expanding business and broadband services to drive top-line growth. By doing so, we expect to continue to create significant value for both our customers and our shareholders.

Dividend
Our board of directors maintains a practice of paying quarterly dividends of $0.25 per common share, which equates to a $1 per common share dividend each year. Based on our closing stock price on February 16, 2012, this dividend represents an 8.0 percent yield. This practice can be changed at any time at the discretion of the board of directors. See Item 1A, “Risk Factors”. However, we are committed to maintaining the financial resources sufficient to fund this current dividend practice while building a company with solid growth prospects.
MERGERS AND ACQUISITIONS
We have completed a number of mergers and acquisitions in the last five years. Most notably, we completed a series of strategic acquisitions which have assisted in the transformation of our company from a traditional telephone company into an advanced communications and technology service provider focused on business customers. These acquisitions included PAETEC, Q-Comm, Hosted Solutions and NuVox; the reasons for these acquisitions and their meaning to our operations are discussed in the preceding section.
The following acquisitions were also important steps in the evolution of our company. Although each involved traditional telephone companies, with a profile similar to ours prior to the transformative acquisitions noted above, each acquisition provided us increased scale, significant synergies and expanded operating presence in contiguous markets.
Iowa Telecom - On June 1, 2010, we completed the acquisition of Iowa Telecom, a regional communications services provider. This acquisition added 247,000 voice lines, 96,000 high-speed Internet customers and 25,000 video customers in Iowa and Minnesota. Iowa Telecom expanded our operating presence in contiguous markets in the midwestern United States.
Lexcom - On December 1, 2009, we completed the acquisition of Lexcom, a local communications company in Lexington, North Carolina. The transaction added approximately 22,000 voice lines, 9,000 high-speed Internet customers and 12,000 cable television customers.
D&E Communications - On November 10, 2009, we completed a merger with D&E Communications. The transaction added approximately 145,000 voice lines, 45,000 high-speed Internet customers and 9,000 cable television customers in Pennsylvania.
CT Communications - On August 31, 2007, we completed the acquisition of CT Communications, a local communications company based in Concord, North Carolina. The acquisition added approximately 132,000 voice lines and 31,000 high-speed Internet customers.
PRODUCTS AND SERVICES
We offer a robust portfolio of products and services to meet the communications and technology needs of our customers. Our basic offerings are outlined below, based on the types of customer we serve.
Business
We believe advanced communications and technology services required by today's businesses present our most substantial opportunity for growth. As such, we are committed to offering a diverse range of customizable services and communications systems to meet the needs of our business customers.
Our integrated services deliver voice and data services over a single connection, which helps our business customers manage costs. Integrated services dynamically manage voice and data usage as volume dictates. These services are delivered over an Internet connection, as opposed to a traditional voice line, and can be managed through equipment at the customer premise or through hosted equipment options.
Our business data services include the following key service offerings:

•	Multi-site networking: Our advanced network provides private, secure multi-site connections for large businesses with multiple locations.

•
High-speed Internet access services: We provide reliable broadband Internet access, including high-speed T1, Dedicated Internet and Ethernet Internet options. We also offer low cost, high-speed broadband Internet access for reliable connections at speeds up to 24 megabits per second ("Mbps").

•
Data centers: Our data centers offer cloud computing, colocation, dedicated server, managed services and disaster recovery solutions. Our data center services offer the highest level of security, reliability and scalability to business customers.

Carrier services provide network bandwidth to other telecommunications carriers. These include special access services, which provide access and network transport services to end users, and Ethernet transport up to 10 Gigabits per second ("Gbps"). Carrier services also include fiber-to-the-tower connections to support the growing wireless backhaul market.
Business voice services consist of basic telephone services, including voice, long-distance and related features.
In addition to the services offered above, we sell customized communications equipment systems tailored specifically to our business customers' needs. We also offer ongoing maintenance plans to support those systems.
Consumer
Our consumer services primarily consist of high-speed Internet, voice and video services. We are committed to providing faster broadband speeds and additional value-added services to our consumer base, as well as bundling our service offerings to provide a comprehensive solution to meet our customers' needs.
Our consumer broadband services are described further as follows:

•	High-speed Internet access: We offer high-speed Internet access with speeds up to 24 Mbps.

•	Internet security services: Our Security Suite offers customers critical Internet security services, including anti-virus protection, spyware blocking, file back up and restoration.

•
Online backup services: Our online backup service allows consumers to back up and restore important files through the Internet. Additionally, our backup services provide consumers with the ability to store and share files on network-based storage devices. Files can be accessed from any computer with an Internet connection.

Consumer voice services include basic local telephone services, features and long-distance services. Features include call waiting, caller identification, call forwarding and others. We also offer a variety of long distance plans, including rate plans based on minutes of use, flexible or unlimited long distance calling services.
We offer consumer video services primarily through a relationship with Dish Network LLC (“Dish Network”). We also own and operate cable television franchises in some of our service areas. Our video offerings allow us to provide comprehensive bundled services to our consumer base, helping insulate our customers from competitors.
We sell certain equipment to support our consumer high-speed Internet and voice offerings, including broadband modems, home networking gateways and personal computers. We also sell home phones to support voice services.
Wholesale
We provide switched access services to long-distance companies and other local exchange carriers for access to our network in connection with the completion of long-distance calls. We also receive compensation from wireless and other local exchange carriers for the use of our facilities.
Universal Service Fund ("USF") revenues are also included in our wholesale revenues. USF revenues are collected from our customers and subsidize the cost of providing communications services in high cost areas.
Switched access and USF revenues are highly regulated. For further discussion, see "Regulation" in Item 1.
In addition, we supplement our business services with wholesale offerings of voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.
SALES AND MARKETING
In order to best serve our customers, we have separate, dedicated business and consumer sales and marketing organizations. As of December 31, 2011, we operate 13 domestically located, geographically dispersed sales and service call centers.

Business Sales and Marketing
We are a national communications and technology services company providing smart solutions and personalized service to our business customers. We accomplish this through a robust portfolio of scalable and customizable services. These services are offered to businesses of all sizes, including small- and medium-sized businesses, enterprise customers and other telecom carriers.
Our business products and services are sold through a variety of channels, including:

•	the direct sales force, which accounts for the majority of our new sales;

•	our business call centers, which provide customer service and also generate new sales and upgrades;

•	our indirect sales channel, which partners with third parties to receive referrals for and drive sales of our products and services;

•	third-party dealers who sell directly to customers,

•	our account management team, which supports existing customers by advising and assisting them with their communications needs; and

•	a variety of other channels, including retail stores and door-to-door sales.
In addition, our carrier sales team specializes in sales of special access and wireless backhaul services to other telecom carriers.
In total, we have over 150 business sales offices throughout the United States and 2,014 sales employees focused on meeting the needs of our business customers. Our sales and marketing approach is supported by our wide array of products and services delivered over our extensive fiber transport network.
Consumer Sales and Marketing
Our consumer sales and marketing strategy is focused on driving top line revenue performance through bundled product sales, value-added account revenue growth and effective customer insulation. We employ the following principles to achieve these goals:

•
Product simplification: We sell double and triple play bundle packages to consumers at competitive price points, offering high-speed Internet, voice and video services at a better value than when purchasing those services individually or from different providers.

•	Product enhancement: Value-added services to our high-speed Internet product and faster Internet speeds deliver more value to the consumer while growing account revenue.

•	Message integration: A single, consistent consumer message is delivered across all advertising mediums to generate high consumer awareness and strong sales channel interactions.
Consumer sales are made through various distribution channels giving new and existing customers choices in how they interact and experience our products and services. Additionally, we offer customers the opportunity to order service and purchase a number of products designed to enhance their existing services, such as tablet computers, telephones and accessories at any of our approximately 60 retail stores located in our local service areas. We augment these traditional channels with online sales, door-to-door sales and national agents.
NETWORK
We have developed a robust, flexible network allowing us to deliver advanced voice and data services. As of December 31, 2011, our network consists of approximately 115,000 of fiber optic plant in both our fiber backbone and local service areas and a combination of owned and leased facilities in our local markets.
Our fiber transport network is fully integrated and allows us to offer a full suite of voice and advanced data services, including, but not limited to, multi-site networking, dedicated Internet and Ethernet solutions, high-speed Internet and VoIP services.
In certain territories, we serve business customers by leasing last-mile connections from other carriers. These connections link our business customers to our facilities-based network. We improve network reliability when leasing last-mile connections by procuring alternate last-mile facilities where they are available. In some areas, we own last-mile facilities and are able to connect to our customers directly. Where we own last-mile facilities, we are able to offer up to 10 Gbps of Ethernet managed services.
Our owned local networks consist of central office digital switches, routers, loop carriers and virtual and physical colocations interconnected with fiber, copper and microwaved facilities.  A mix of fiber optic and copper facilities connect our customers with the core network.
We also operate 21 data centers across the country.  Our data center capabilities include a full line of managed hosting services, cloud computing and colocation services.  Our communications network provides the connectivity and bandwidth necessary to connect our customers to our data center infrastructure.
Our network service areas as of December 31, 2011 are detailed in the map below:

Seattle
Spokane
Portland
Boise
Idaho Falls
Salt Lake City
San Francisco
Las Vegas
Los Angeles
San Diego
Phoenix
Tucson
Denver
Albuquerque
El Paso
Fargo
Minneapolis
Sioux Falls
Omaha
Lincoln
Des Moines
Cedar Rapids
Kansas City
Wichita
Tulsa
Oklahoma City
Amarillo
Lubbock
Dallas
Austin
San Antonio
Houston
Springfield
Fort Smith
Little Rock
Memphis
Jackson
Baton Rouge
New Orleans
Mobile
Madison
Milwaukee
Green Bay
Grand Rapids
Chicago
Detroit
Springfield
St Louis
Indianapolis
Evansville
Louisville
Cincinnati
Lexington
Cleveland
Pittsburgh
Nashville
Knoxville
Birmingham
Atlanta
Greenville
Columbia
Charleston
Savannah
Jacksonville
Orlando
Tampa
Miami
Charlotte
Greensboro
Raleigh
Richmond
Washington D.C.
Baltimore
Philadelphia
Wilkes-Barre
New York City
Rochester
Albany
Hartford
Providence
Boston
Portland
Fiber Network
IP Network
Data Centers
Service Areas
windstream

COMPETITION
We experience intense competition in both our business and consumer markets as described below. For additional information, see "Regulation" in Item 1 and Item 1A, “Risk Factors”.
Business
The market for business customers is highly competitive. Our primary competitors are other communications providers and cable television companies.
In substantially all of our business markets, we face competition from other communications carriers. These companies deliver voice and data services using similar facilities and technology as we do. They offer similar services, from traditional voice to advanced data and technology services, and compete directly with us for customers of all sizes.
Cable television companies compete with us primarily for small or single-location businesses and new fiber-to-the-tower contracts. Cable companies have deployed technology to offer Internet services to their customers and offer competing voice and data services over the Internet connection. In addition, their networks are capable of supporting wireless backhaul services.

To compete effectively in our business markets, we are investing in our network and service offerings to offer the most technologically advanced solutions available. We rely on scalable, customizable solutions and a suite of services that allows us to meet all of our business customers' communications needs.
Consumer
We experience intense competition for consumer services. During 2011, we lost approximately 81,000 consumer access lines, or 4.0 percent of our total consumer access lines. Sources of competition in our consumer service areas include, but are not limited to, the following:

•
Wireless carriers: Wireless providers primarily compete for voice services in our consumer markets. Consumers continue to disconnect residential voice service in favor of wireless service. In addition, wireless companies continue to expand their high-speed Internet offerings, which may result in more intense competition for our high-speed Internet customers.

•
Cable television companies: In addition to offering video services, cable television providers are aggressively offering high-speed Internet and voice services in our service areas. These services are typically bundled and offered to our customers at competitive prices.

•
Communications carriers: We are required to lease our facilities and capacity in our consumer areas to other communications carriers. These companies compete with us by providing voice and high-speed Internet services to consumers.

We are generally subject to more stringent regulation than our competitors in our consumer markets. For example, as a provider of last resort, we are required to provide basic phone service to customers in our service areas regardless of whether it is cost-effective to do so.
To retain customers in our consumer service areas, we are committed to offering faster broadband speeds and value-added services, while also offering the convenience of bundling those services with voice and video services. During 2011, we added approximately 49,000 consumer high speed Internet customers, an increase of 4.2 percent, as compared to the prior year.
REGULATION
Our operations are subject to regulatory oversight by the Federal Communications Commission (the "FCC") and from state public utility commissions ("PUCs"). We actively monitor and participate in proceedings at the FCC and PUCs and address federal and state legislatures on matters of importance to us.
There has been significant regulatory activity recently around efforts to reform intercarrier compensation and the universal service fund ("USF") at the federal level. Late last year, the FCC issued a plan to modernize federal intercarrier compensation and USF policies. The intercarrier compensation portion of the plan eliminates per minute terminating access charges over a six year period, while offering some retail rate flexibility and a revenue recovery mechanism. With regards to USF, the FCC provided a framework for reform aiming to provide future funding based on an efficient forward-looking model and redirect support to drive broadband expansion in high-cost areas. Many details of the plan remain to be decided, and we are actively involved in the process.
For additional information on these and other regulatory items, please refer to the Regulatory section of Management's Discussion and Analysis in this Annual Report on Form 10-K.
MANAGEMENT
Staff at our headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities including investor relations, acquisitions and dispositions, corporate planning, tax planning, cash and debt management, accounting, insurance, sales and marketing support, government affairs, legal matters, human resources and engineering services.
EMPLOYEES
At December 31, 2011, we had 14,638 employees, of which 1,724 employees are part of collective bargaining units. During 2011, we had no material work stoppages due to labor disputes with our unionized employees (see Item 1A, “Risk Factors”).
SEGMENTS
We operate as one reportable segment providing communications and technology services to our customers.

SIGNIFICANT CUSTOMERS
No single customer, or group of related customers, represented 10 percent or more of our operating revenues in 2011, 2010, or 2009.
SEASONALITY
Our business is not subject to significant seasonal fluctuations.
MATERIAL DISPOSITIONS
Disposition of out-of-territory product distribution operations
On August 21, 2009, we completed the sale of our out-of-territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. These operations were not central to our strategic goals in our core communications business.
Wireless markets acquired from CTC
On November 21, 2008, we completed the sale of our wireless business to AT&T Mobility II, LLC for approximately $56.7 million. The completion of this transaction resulted in the divestiture of approximately 52,000 wireless customers. Also included in the sale were spectrum licenses, cell sites and six retail stores. Operations covered a four county area of North Carolina with a population of approximately 450,000 at the time of the sale. The operating results of the wireless business have been separately presented as discontinued operations in the accompanying consolidated statements of income.
Directory Publishing
On November 30, 2007, we completed the divestiture of our directory publishing business (the “publishing business”) in a tax-free transaction with entities affiliated with Welsh, Carson, Anderson & Stowe (“WCAS”), a private equity investment firm and Windstream shareholder.
To facilitate the transaction, we contributed the publishing business to a newly formed subsidiary (“Holdings”). Holdings paid us a special $40.0 million cash dividend, issued additional shares of Holdings common stock to us, and distributed to us certain Holdings debt securities with an aggregate principal amount of $210.5 million. We exchanged the Holdings debt securities for outstanding Windstream debt securities with an equivalent fair market value, and then retired those securities. We used the proceeds of the special dividend to repurchase approximately three million shares of our common stock during the fourth quarter of 2007. We exchanged all of the outstanding equity of Holdings (the “Holdings Shares”) for an aggregate of 19,574,422 shares of Windstream common stock (the “Exchanged WIN Shares”) owned by WCAS, which were then retired. Based on the price of Windstream common stock of $12.95 at November 30, 2007, the Exchanged WIN Shares had a value of $253.5 million. The total value of the transaction was $506.7 million, including an adjustment for net working capital of approximately $2.7 million. As a result of completing this transaction, we recorded a gain on the sale of its publishing business of $451.3 million in the fourth quarter of 2007 after substantially all performance obligations had been fulfilled.
In connection with the consummation of the transactions, the parties entered into a publishing agreement whereby we granted Local Insight Yellow Pages, Inc. (“Local Insight Yellow Pages”), the successor to our subsidiary that operated the publishing business, an exclusive license to publish our directories in each of our markets other than the acquired CTC markets. Local Insight Yellow Pages will, at no charge to us or our subscribers, publish directories with respect to our service areas covered under the agreement in which we are required to publish such directories by applicable law, tariff or contract. Subject to the termination provisions in the agreement, the publishing agreement will remain in effect for a term of fifty years. As part of this agreement, we agreed to forego future royalty payments from Local Insight Yellow Pages on advertising revenues generated from covered directories for the duration of the publishing agreement.
MORE INFORMATION
Our web site address is www.windstream.com. We file with, or furnish to, the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, as well as various other information. This information can be found on the SEC website at www.sec.gov. In addition, we make available free of charge through the Investor Relations page of our web site our annual reports, quarterly reports, and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC. In addition, on the corporate governance section of the Investor Relations page of our web site, we make available our Code of Ethics, the Board of Directors’ Amended and Restated Corporate Governance Board Guidelines, and the

charters for our Audit, Compensation, and Governance Committees. We will provide to any stockholder a copy of the Governance Board Guidelines and the Committee charters, without charge, upon written request to Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.
FORWARD-LOOKING STATEMENTS
We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this annual report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or intercarrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Our actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.
Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

•	the impact of new, emerging or competing technologies;

•
the uncertainty regarding the implementation of the Federal Communications Commission's ("FCC") rules on intercarrier compensation in 2011, and the potential for the adoption of further rules by the FCC or Congress on intercarrier compensation and/or universal service reform proposals that result in a significant loss of revenue to us;

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•
for certain operations where we lease facilities from other carriers, adverse effects on the availability, quality of service and price of facilities and services provided by other carriers on which our services depend;

•	the availability and cost of financing in the corporate debt markets;

•	the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	unfavorable results of litigation;

•	continued access line loss;

•	unfavorable rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

•	the effects of work stoppages;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate;

•	and those additional factors under the caption “Risk Factors” in Item 1A of this annual report.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties that may affect our future results included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other filings with the Securities and Exchange Commission at www.sec.gov.
In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties that may affect our future results included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in our other filings with the Securities and Exchange Commission at www.sec.gov.

Item 1A.  Risk Factors
Risks Relating to Our Business

The following discussion of “Risk Factors” identifies the most significant factors that may adversely affect our business, results of operations or financial position. This information should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this report. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements. Additionally, this discussion should not be construed as a listing of risks by order of potential magnitude or probability to occur.
Competition in our business markets could adversely affect our results of operations and financial condition.
We serve business customers in markets across the country. Our significant competitors for business customers include other communications providers and cable television companies. Competition in our business markets could adversely affect growth in business revenues and ultimately have a material adverse impact on our results of operations and financial condition. If we are unable compete effectively, we may be forced to lower prices or increase our sales and marketing expenses. In addition, we may need to make significant capital expenditures in order to keep up with technological advances and offer competitive services. For additional information, see the risk factor “Rapid changes in technology could affect our ability to compete for business customers.”
In certain markets where we serve business customers, we lease significant amounts of network capacity in order to provide service to our customers. We lease these facilities from companies competing directly with us for business customers. For additional information, see the risk factor “In certain operating territories, we are dependent on other carriers to provide facilities which we use to provide service to our customers."
Competition in our consumer service areas could reduce our market share and adversely affect our results of operations and financial condition.
We face intense competitive pressures in our consumer service areas. If we continue to lose consumer access lines as we have historically, our results of operations and financial condition could be adversely affected. During 2011, our consumer access lines declined 4.0 percent.
Sources of competition include, but are not limited to, wireless companies, cable television companies and other communications carriers. Many of our competitors, especially wireless and cable television companies, have advantages over us, including substantially larger operational and financial resources, larger and more diverse networks, less stringent regulation and superior brand recognition. For additional discussion regarding competition, see “Competition” in Item 1.
Cable television companies have aggressively expanded in our consumer markets, offering voice and high-speed Internet services in addition to video services. Some of our customers have chosen to move to cable television providers for their voice, high-speed Internet and television bundles. Cable television companies are subject to less stringent regulations than our consumer operations. For more information, refer to the risk factor, “Our competitors, especially cable television companies, in our consumer markets are subject to less stringent industry regulations.”
Wireless competition has contributed to a reduction in our access lines and generally has caused pricing pressure in the industry. Some customers have chosen to stop using traditional wireline phone service and instead rely solely on wireless service. We anticipate that this trend toward solely using wireless services will continue, particularly if wireless prices continue to decline and the quality of wireless services improves.
Competition in our consumer markets could affect our revenues and profitability in several ways, including accelerated consumer access line loss, reductions by customers in usage-based services or shifts to less profitable services and a need to lower our prices on unregulated services or increase marketing expenses to stay competitive.
Rapid changes in technology could affect our ability to compete for business customers.
The technology used to deliver communications services has changed rapidly in the past and will likely continue to do so in the future. If we are unable to keep up with such changes, we may not be able to offer competitive services to our business customers. This could adversely affect our ability to compete for business customers, which, in turn, would adversely affect our results of operations and financial condition.

New technologies may affect our ability to compete in our consumer markets.
Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint. If these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services. In addition, cable operators may be able to take advantage of certain technology to deploy faster broadband speeds more rapidly than Windstream.
In addition to broadband technology, evolving voice technologies, such as Voice over Internet Protocol ("VoIP"), may effectively compete with voice and long-distance services in our consumer markets.
These and other new and evolving technologies could result in greater competition for our voice and high-speed Internet services. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely affected.
In certain operating territories, we are dependent on other carriers to provide facilities which we use to provide service to our customers.
In certain markets, especially where we provide services to businesses, we lease a significant portion of our network capacity from other carriers. These carriers compete directly with us for customers.
The prices for network capacity are negotiated or purchased pursuant to tariff terms and conditions. These may be changed but must be approved by the appropriate regulatory agency before they go into effect. In addition, whenever we enter a new market an existing agreement expires, interconnection agreements must be negotiated. If they cannot be negotiated on favorable terms, or at all, we may invoke binding arbitration by state regulatory agencies. This process is expensive and time consuming, and the results of arbitration may be unfavorable to us. The inability to obtain interconnection on favorable terms could have a material adverse effect.
Where we lease network capacity, communications services are susceptible to changes in the availability and pricing of the provider's facilities and services. If the provider becomes legally entitled to deny or limit access to capacity, or if state commissions allow them to increase their rates, we may not be able to effectively compete. In addition, if the provider does not adequately maintain or timely install these facilities, which they are legally obligated to do, our service to customers may be adversely affected. As a result, our results of operations and financial condition could be materially affected.
Disruptions in our networks and infrastructure may cause us to lose customers and incur additional expenses.
Our customers depend on reliable service over our network. Some of the risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we will experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third party service providers.
We could experience more significant disruptions in the future. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers or incur additional expenses or capital expenditures. Such results could adversely affect our results of operations and financial condition.
Disruptions in our data centers could cause service interruptions for customers using advanced data services.
Many of our advanced data products are supported by our data center infrastructure, including offerings such as colocation services, cloud computing, managed services and disaster recovery services. Risks to our data center infrastructure include, but are not limited to, natural disasters, security breaches or acts of terrorism.
If a disruption occurs in one of our data centers, our customers could lose access to information critical to running their businesses, which could result in a loss of customers. We may also incur significant operating or capital expenditures to restore service. As a result, disruptions could affect our results of operations and financial condition.
Increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers.
Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization rates and availability of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions or reduced capacity for customers.

Alternatively, we may choose to implement network management practices to reduce the network capacity available to bandwith-intensive activities during certain times in market areas experiencing congestion, and these actions could negatively affect customer experience and increase customer churn.
While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our results of operations and financial condition.
We are subject to various forms of regulation from the Federal Communications Commission (“FCC”) and state regulatory commissions in the states in which we operate, which limit our pricing flexibility for regulated voice and high-speed Internet products, subject us to service quality, service reporting and other obligations and expose us to the reduction of revenue from changes to the universal service fund or the intercarrier compensation system.
As of December 31, 2011, we had operating authority from each of the 48 states and the District of Columbia in which we conducted local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these areas as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. These regulations restrict our ability to adjust rates to reflect market conditions and affect our ability to compete and respond to changing industry conditions.
Future revenues, costs, and capital investment in our wireline business could be adversely affected by material changes to these regulations, including, but not limited to, changes in rules governing intercarrier compensation, state and federal USF support and other pricing and requirements. Federal and state communications laws may be amended in the future, and other laws may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have.
In addition, these regulations could create significant compliance costs for us. Delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and conditions imposed in connection with such approvals could adversely affect the rates that we are able to charge our customers. Our business also may be affected by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, protecting intellectual property rights of third parties, minimizing environmental impacts, or addressing other issues that affect our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. Our compliance costs could increase if future legislation, regulations or orders continue to increase our obligations.
Competitors, especially cable television companies, in our consumer markets are subject to less stringent industry regulations, which could result in access line and revenues losses in the future.
Cable television companies are generally subject to less stringent regulations than our consumer operations. Cable voice offerings and others are subject to fewer service quality and reporting requirements than our consumer operations, and their rates are generally not subject to regulation, unlike our consumer voice services. Our consumer areas are also subject to “carrier of last resort” obligations, which generally obligate us to provide basic voice services to any person within our service area regardless of the profitability of the customer. Our competitors in these areas are not subject to such requirements.
Because of these regulatory disparities, we have less flexibility in our consumer markets than our competitors. This could result in accelerated access line and revenue losses in the future.
Different interpretation and/or implementation of certain sections contained in the FCC’s Intercarrier Compensation and Universal Service reform order could result in additional access revenue reductions.
The order provides that intrastate traffic that originates in VoIP format and is delivered by long distance carriers to us for termination will be assessed interstate access charges. We will coordinate with the long distance carriers to determine the amount of traffic that will be subject to the reduced interstate access rates.
Some parties are claiming that the Order provides that intrastate traffic we originate through the traditional telephone network and deliver to a customer served under a VoIP platform is subject to interstate access charges. We believe under the Order that such traffic continues to be subject to intrastate access charges. If the FCC determines that intrastate traffic delivered to a VoIP customer is subject to no higher than interstate access charges, we will incur additional access revenue reductions. In addition, as mentioned above, we cannot estimate the amount of these reductions until we can quantify the amount of traffic based on information obtained from long distance carriers.
We are complying with the revised signaling requirements and paying appropriate access charges for traffic we originate in VoIP format and deliver to other telephone companies for termination. If other companies do not comply with this portion of the order and continue to be compensated at higher rates, we will be at a competitive disadvantage.
In 2011, we received approximately 6 percent of our revenues from state and federal USF, and any material adverse regulatory developments with respect to these funds could adversely affect our profitability.
We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 6 percent of our revenues for the year ended December 31, 2011. A portion of such fees are based on relative cost and access line counts, and we expect receipt of such fees to decline as we continue to reduce costs and lose access lines. Pending regulatory proceedings could, depending on the outcome, materially reduce our USF revenues.
Texas is currently reviewing its USF funding mechanism, and any adverse developments could significantly affect our USF revenues. Texas state USF revenues were $94.2 million in 2011.
We are required to make contributions to state and federal USF programs each year. Current state and federal regulations allow us to recover these contributions by including a surcharge on our customers' bills. If state and/or federal regulations change, and we become ineligible to receive support, such support is reduced, or we become unable to recover the amounts we contribute to the state and federal USF programs from our customers, our results of operations and financial condition would be directly and adversely affected.
Our operations require substantial capital expenditures, and if funds for capital expenditures are not available when needed, this could affect our service to customers and our growth opportunities.
We require substantial capital to maintain our network, and our growth strategy will require significant capital investments for network enhancements and build-out. During 2011, we incurred $702.0 million in capital expenditures, and we expect to incur in excess of $950.0 million in capital expenditures in 2012 due to our significant investments in fiber-to-the-tower and other initiatives. See "Liquidity and Capital Resources" for our expected capital expenditures in 2012.
We use a significant portion of our cash generated from operations to pay dividends to stockholders, which could limit our ability to make the capital expenditures necessary to support our business needs and growth plans. We expect to be able to fund required capital expenditures from cash generated from operations. However, other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements. If this occurs, funds for capital expenditures may not be available when needed, which could affect our service to customers and our growth opportunities.
Our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms.
As of December 31, 2011, we had approximately $9,150.4 million long-term debt outstanding, including current maturities. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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
As of February 16, 2012, Moody's Investors Service (“Moody's”), S&P and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B+	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Stable	Stable	Stable
Factors that could affect our short and long-term credit ratings include, but are not limited to, a material decline in our operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. In addition, we are not currently paying down a significant amount of debt. If our credit ratings were to be downgraded from current levels, we might incur higher interest costs on future borrowings, and our access to the public capital markets could be adversely affected.
We may be unable to fully realize expected benefits from our recent acquisitions.
We expect to achieve substantial synergies, cost savings and growth opportunities as a result of our recent acquisitions. If we are unable to successfully integrate acquired businesses, or integrate them in a timely fashion, we may face material adverse affects including, but not limited to:

•	diversion of management's attention to and potential disruption of our ongoing businesses;

•	customer losses;

•	the loss of quality employees from the acquired companies;

•	adverse developments in vendor relationships;

•	declines in our results of operations and financial condition; and

•	a decline in the market price of our common stock.
Even if we successfully integrate these businesses, there can be no assurance that these integrations will result in the realization of the full benefit of the anticipated synergies, cost savings or growth opportunities or that these benefits will be realized within the expected time frames.
Unfavorable changes in financial markets could adversely affect our pension plan investments resulting in material funding requirements to meet pension obligations.
Our pension plan invests in marketable securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2011, the fair market value of these investments increased from $870.5 million to $948.9 million due to stock contributions during the first and third quarters of $135.8 million and return on assets held of $20.2 million, or 2.3 percent. These increases were partially offset by routine benefit payments of $59.1 million and lump sum payments and administrative expenses of $17.6 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan.
We estimate that the long term rate of return on plan assets will be 8.0 percent, but returns below this estimate could significantly increase our contribution requirements, which could adversely affect our cash flows from operations. In addition, during the fourth quarter of 2011, we changed our policy for accounting for pension costs to immediately recognize gains or losses resulting from the return on plan assets and other true-ups to other actuarial estimates. While this change does not affect cash flows, it will introduce the potential for volatility to our earnings reported under accounting principles generally accepted in the United States ("U.S. GAAP"), especially if the return on plan assets during the year differ significantly from the estimated rate of return.
Weak economic conditions may decrease demand for our services.
We could be affected by economic conditions and downturns in the economy, especially in regards to our business customers. Downturns in the economy in the markets we serve could cause our existing customers to reduce their purchases of our services and make it difficult for us to obtain new customers.
Our relationships with other communications companies are material to our operations and their financial difficulties may adversely affect us.
We originate and terminate calls for long distance and other voice carriers over our network in exchange for access charges. These access charges represent a significant portion of our revenues. Additionally, we are making significant capital investments to deploy fiber-to-the-tower and other network services for wireless companies in return for long-term revenue generating contracts. If these carriers go bankrupt or experience substantial financial difficulties and we are unable to timely collect payments from them, it may have a negative effect on our results of operations and financial condition.
Key suppliers may experience financial difficulties that may affect our operations.
Windstream purchases a significant amount of equipment from key suppliers to maintain, upgrade and enhance our network facilities and operations. Should these suppliers experience financial difficulties, their issues could adversely affect our business through increased prices to source purchases through alternative vendors or unanticipated delays in the delivery of equipment and services purchased.
Adverse developments in our relationship with our employees could adversely affect our business, our results of operations and financial condition.
As of December 31, 2011, 1,724 of our employees at various sites, or 11.8 percent of all of our employees, were covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred.
We are currently party to 23 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. Of our existing collective bargaining agreements, eight agreements covering 555 employees are due to expire in 2012. In addition, the national pension agreement covers 611 employees. This agreement expired in 2010 but has been extended indefinitely, subject to the right of Windstream or the unions to terminate the agreement with 30 days notice. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, our results of operations and financial condition.
Cyber security incidents could have a significant operational and financial impact.
We store customers' proprietary business information in our facilities through our colocation, managed services and cloud computing services. In addition, we maintain certain sensitive customer information in our financial and operating systems. While we have implemented data security polices and other internal controls to safeguard and protect against misuse or loss of this information, if their data were compromised through a cyber security incident, it could have a significant impact on our results of operations and financial condition.
We cannot assure you we will continue paying dividends at the current rate.
Our board of directors maintains a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of common stock. This practice can be changed at any time at the discretion of the board of directors, and our common stockholders should be aware that they have no contractual or other legal right to dividends. In addition, the other risk factors described in this section could materially reduce the cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause funds not to be available when needed in an amount sufficient to support our current dividend practice.

The amount of dividends that we may distribute is also limited by restricted payment and leverage covenants in our credit facilities and indentures, and, potentially, the terms of any future indebtedness that we may incur. The amount of dividends that we may distribute is also subject to restrictions under Delaware law. If our board of directors were to adopt a change in our current dividend practice that results in a reduction in the amount of dividends, such change could have a material and adverse effect on the market price of our common stock.

On December 31, 2012, current tax rates on dividend income and capital gains are scheduled to expire.  The current tax rate, in effect for both categories since 2003, is 15 percent.  Upon expiration, the capital gains rate will revert to 20 percent and dividend income will be treated as ordinary income.  For dividends, this means the rate for taxpayers in the highest bracket will rise to 39.6 percent.  In addition, by the terms of the Patient Protection and Affordable Care Act of 2010, investment income will be subject to the 3.8 percent Medicare Hospital Insurance tax starting January 1, 2013.  While Congress and the White House continue to debate the impact of such tax changes on equity investors, financial markets, and the economy, current political conditions do not appear favorable for the extension of the current rates.  If rates are allowed to increase, this would decrease the after-tax yield of our dividend, and if dividend rates are increased to levels higher than the tax rate applicable to capital gains, our stock may be disadvantaged to other forms of investment. In each case, this development could have a material and adverse effect on the market price of our common stock.

Item 1B.  Unresolved Staff Comments
No reportable information under this item.

Item 2.  Properties
Certain of our properties are pledged as collateral as discussed further in Note 15 to the consolidated financial statements. The obligations under our senior secured credit facilities are secured by liens on substantially all of our personal property assets and our subsidiaries who are guarantors of our senior secured credit facilities. A summary of our investment in property, plant and equipment is presented below.
We own property, which consists primarily of land and buildings, office and warehouse facilities, central office equipment, software, outside plant and related equipment. Outside communications plant includes aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. As such, our properties do not provide a basis for description by character or location of principal units.
Our gross investment in property, by category, as of December 31, 2011, was as follows:

(Millions)
Land	$45.5
Building and improvements	621.2
Central office equipment	4,945.5
Outside communications plant	5,822.5
Furniture, vehicles and other equipment	1,031.1
Total	$12,465.8

Item 3.  Legal Proceedings
We are party to various legal proceedings, the ultimate resolution of which cannot be determined at this time. Management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of our income, cash flows or financial condition.
In addition, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material adverse effect on our consolidated financial condition or results of our operations.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

(a)
Our common stock is traded on the NASDAQ Global Select Market under the symbol “WIN”. The following table reflects the range of high, low and closing prices of our common stock as reported by Dow Jones & Company, Inc. for each quarter in 2011 and 2010:

Year	Quarter	High	Low	Close	Dividend Declared
2011	4th	$12.60	$10.88	$11.74	$0.25
	3rd	$13.25	$10.76	$11.65	$0.25
	2nd	$13.57	$12.38	$12.96	$0.25
	1st	$14.04	$12.05	$12.88	$0.25
2010	4th	$14.40	$12.10	$13.97	$0.25
	3rd	$13.05	$10.34	$12.29	$0.25
	2nd	$11.50	$6.02	$10.56	$0.25
	1st	$11.40	$9.87	$10.89	$0.25
As of February 16, 2012, the approximate number of holders of common stock, including an estimate for those holding shares in street name, was 236,649.
For a discussion of certain restrictions on our ability to pay dividends under our debt instruments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Liquidity and Capital Resources” in the Financial Supplement to this annual report on Form 10-K.

(b)	Not applicable.

(c)	Information pertaining to the repurchase of our shares is included below.

(1)
During 2009, we repurchased 13.0 million shares totaling $121.3 million. This brought total repurchases under a stock repurchase program, which expired on December 31, 2009, to 29.0 million shares for approximately $321.6 million.

Stock Performance

Set forth below is a line graph showing comparisons of stockholder returns since December 31, 2006. The graph includes the total cumulative stockholder returns on our common stock, and comparative returns on the S&P 500 Stock Index and the S&P Telecom Index. The S&P Telecom Index consists of the following companies: AT&T Inc., CenturyLink, Inc., Frontier Communications Corp., MetroPCS Communications Inc., Sprint Nextel Corp., Verizon Communications Inc., Windstream Corporation. The graph assumes that the value of the investment was $100 on December 31, 2006 and that all dividends and other distributions were reinvested.

Total Cumulative Shareholder Returns
	2006	2007	2008	2009	2010	2011
Windstream	$100.00	$98.26	$76.01	$101.18	$139.38	$127.24
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
S&P Telecom	$100.00	$111.88	$77.78	$84.73	$100.80	$107.16
The graph and table above provide the cumulative change of $100.00 invested on December 31, 2006, including reinvestment of dividends, for the periods indicated.
The foregoing performance graph contained in Item 5 shall not be deemed to be soliciting material or be filed with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

Under the our stock-based compensation plans, we may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Amended and Restated Equity Incentive Plan is 20.0 million shares and under the PAETEC Holding Corp. 2011 Omnibus Incentive Plan is approximately 3.6 million shares.

The following table sets forth information about our equity compensation plans as of February 16, 2012:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	4,548,195	$7.06	2,788,574
Equity compensation plans approved by security holders	—	—	7,827,165	(1) (2)
Total	4,548,195	$7.06	10,615,739

(1)	The Windstream Corporation 2006 Amended and Restated Equity Incentive Plan.

(2)	The PAETEC Holding Corp. 2011 Omnibus Incentive Plan.

Windstream Corporation
Form 10-K, Part II

Item 6.  Selected Financial Data
For information pertaining to our Selected Financial Data, refer to page F-29 of the Financial Supplement, which is incorporated by reference herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
For information pertaining to Management’s Discussion and Analysis of our Financial Condition and Results of our Operations, refer to pages F-2 to F-28 of the Financial Supplement, which is incorporated by reference herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
For information pertaining to our market risk disclosures, refer to pages F-23 of the Financial Supplement, which is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data
For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-33 to F-87 of the Financial Supplement, which is incorporated by reference herein.

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
Management has excluded the operations of PAETEC, one of our wholly-owned subsidiaries, from its assessment of internal control over financial reporting as of December 31, 2011, because it was acquired by us in a recently completed 2011 purchase business combination. The operations of PAETEC represent approximately 19.2 percent of our consolidated total assets and 4.2 percent of our consolidated revenues and sales, as of, and for the year ended, December 31, 2011.
Management’s Report on Internal Control Over Financial Reporting, which appears on page F-31 of the Financial Supplement, is incorporated by reference herein.

(c)	Changes in internal control over financial reporting.
The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in our internal control over financial reporting that occurred during the period covered by this annual report, and they have concluded that there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
No reportable information under this item.

Windstream Corporation
Form 10-K, Part III

Item 10.  Directors, Executive Officers, and Corporate Governance
For information pertaining to our Directors refer to “Proposal No. 1 – Election of Directors” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee financial expert and corporate governance refer to “Board and Board Committee Matters” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to “Audit Committee Report” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.
Our executive officers as of December 31, 2011, were as follows:

Name	Business Experience	Age
Jeffery R. Gardner	President and Chief Executive Officer of Windstream since formation on July 17, 2006.	51
Brent K. Whittington	Chief Operating Officer of Windstream since August 10, 2009; Executive Vice President and Chief Financial Officer of Windstream from July 2006 to August 2009.	40
Anthony W. Thomas	Chief Financial Officer of Windstream since August 10, 2009; Controller of Windstream from July 2006 to August 2009.	40
John P. Fletcher	Executive Vice President, General Counsel and Secretary of Windstream since formation on July 17, 2006.	46
Michael D. Rhoda	Senior Vice President – Government Affairs of Windstream since formation on July 17, 2006	51
Robert G. Clancy, Jr.	Senior Vice President and Treasurer of Windstream since formation on July 17, 2006.	47
Grant Raney	Executive Vice President – Network Operations of Windstream since October 2007.	51
Cindy Nash	Chief Information Officer of Windstream since August 10, 2009; Senior Vice President of Information Technology of Windstream from November 2007 to August 2009; Senior Vice President of Customer Service of Windstream from July 2006 to November 2007	47
John C. Eichler	Vice President and Controller of Windstream since August 10, 2009; Vice President of Internal Audit from July 2006 to August 2009.	40

We have a code of ethics that applies to all employees and members of the Board of Directors. Our code of ethics, referred to as the “Working with Integrity” guidelines, is posted on the Investor Relations page of the our web site (www.windstream.com) under “corporate governance”. We will disclose in the corporate governance section of the Investor Relations page on our web site amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K. We will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.
For information regarding compliance with Section 16(a) of the Exchange Act, refer to “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  Executive Compensation
For information pertaining to Executive Compensation, refer to “Compensation Committee Report on Executive Compensation” and “Management Compensation” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which are incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information pertaining to beneficial ownership of our securities and director independence, refer to “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Board and Board Committee Matters” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which are incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
For information pertaining to Certain Relationships and Related Transactions, refer to “Relationships and Certain Transactions” in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
For information pertaining to fees paid to our principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in our Proxy Statement for our 2012 Meeting of Stockholders, which is incorporated herein by reference.

Windstream Corporation
Form 10-K, Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
Our separate condensed financial statements have been omitted since we meet the tests set forth in Regulation S-X Rule 4-08(e)(3). All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Windstream Corporation
Registrant

By	/s/ Jeffery R. Gardner	Date:	February 22, 2012
Jeffery R. Gardner, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Anthony W. Thomas	Date:	February 22, 2012
Anthony W. Thomas, Chief Financial Officer (Principal Financial Officer)

By	/s/ Jeffery R. Gardner
Jeffery R. Gardner, President and Chief Executive Officer

By	/s/ John C. Eichler
John C. Eichler, Controller (Principal Accounting Officer)

*Dennis E. Foster, Chairman and Director

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

*Francis X. Frantz, Director

*Jeffrey T. Hinson, Director

*Judy K. Jones, Director

*William A. Montgomery, Director

*Alan L. Wells, Director

By	/s/ John P. Fletcher
* (John P. Fletcher,
Attorney-in-fact)
Date: February 22, 2012

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Shareholders of Windstream Corporation:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2012 appearing in this 2011 Annual Report on Form 10-K of the Company also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas
February 22, 2012

WINDSTREAM CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2011	$27.8	$48.5		$—		$46.4	(A)	$29.9
December 31, 2010	$18.5	$48.9		$—		$39.6	(A)	$27.8
December 31, 2009	$16.3	$44.0		$—		$41.8	(A)	$18.5
Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2011	$28.8	$1.4		$135.7	(B)	$—		$165.9
December 31, 2010	$24.4	$0.8	(C)	$3.6	(D)	$—		$28.8
December 31, 2009	$2.6	$—		$21.8	(E)	$—		$24.4
Accrued liabilities related to merger, integration and restructuring charges:
For the years ended:
December 31, 2011	$10.5	$71.1	(F)	$—		$68.7	(G)	$12.9
December 31, 2010	$6.6	$85.0	(H)	$—		$81.1	(G)	$10.5
December 31, 2009	$8.3	$31.6	(I)	$—		$33.3	(J)	$6.6
Notes:

(A)	Accounts charged off net of recoveries of amounts previously written off.

(B)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisition of PAETEC.

(C)	Valuation allowance to true up previously recorded allowances related to prior years and the expected realization of net operating losses assumed from the acquisition of D&E.

(D)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisitions of NuVox and lowa Telecom.

(E)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisitions of D&E and Lexcom.

(F)
Costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Iowa Telecom, Hosted Solutions, Q-Comm and PAETEC. In addition, we incurred employee transition costs, primarily severance related in conjunction with the integration of NuVox, Iowa Telecom, Hosted Solutions, Q-Comm and PAETEC.

(G)	Represents cash outlays for merger, integration and restructuring costs charged to expense.

(H)
Costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of D&E, Lexcom, NuVox, Iowa Telecom, Hosted Solutions and Q-Comm. In addition, we incurred employee transition costs, primarily severance related in conjunction with the integration of D&E, Lexcom, NuVox and Iowa Telecom.

(I)
Costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the completed acquisitions of D&E, Lexcom, NuVox and Iowa Telecom. In addition, we incurred a restructuring charge associated with a workforce reduction to realign certain information technology, network operations and business sales functions.

(J)
Includes cash outlays of $15.1 million for restructuring charges and $18.2 million for merger, integration and restructuring costs charged to expense, including employee related transition costs related to the acquisitions of D&E, Lexcom, NuVox and Iowa Telecom.

See Note 10, “Merger, Integration and Restructuring Charges”, to the consolidated financial statements on pages F-67 to F-68 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and restructuring charges recorded by us in 2011, 2010 and 2009.

EXHIBIT INDEX

Number and Name
2.1
Agreement and Plan of Merger, dated July 31, 2011, by and among Windstream Corporation, Peach Merger Sub, Inc. and PAETEC Holding Corp. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of PAETEC dated July 31, 2011).
*

3.1
Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Corporation's Registration Statement on Form S-4 filed May 23, 2006).
*

3.2	Amended and Restated Bylaws of Windstream Corporation (incorporated herein by reference to Exhibit 3.1 to the Corporation's Current Report on Form 8-K dated February 19, 2010).	*

4.1
Indenture dated July 17, 2006 among Windstream Corporation (as successor to Alltel Holding Corp.), certain subsidiaries of Windstream as guarantors thereto and SunTrust Bank, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated July 17, 2006), as amended by supplemental indentures to provide guarantees from additional subsidiaries who also guarantee the Corporation's revolving credit facilities (such guarantor subsidiaries are identified on Exhibit 21).
*

4.2
Indenture dated February 27, 2007 among Windstream Corporation, certain subsidiaries of Windstream as guarantors thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated March 1, 2007), as amended by supplemental indentures to provide guarantees from additional subsidiaries who also guarantee the Corporation's revolving credit facilities (such guarantor subsidiaries are identified on Exhibit 21).
*

4.3
Indenture dated as of October 8, 2009 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K date October 8, 2009), as amended by supplemental indentures to provide guarantees from additional subsidiaries who also guarantee the Corporation's revolving credit facilities (such guarantor subsidiaries are identified on Exhibit 21).
*

4.4
Indenture dated as of July 19, 2010 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K dated July 19, 2010), as amended by supplemental indentures to provide guarantees from additional subsidiaries who also guarantee the Corporation's revolving credit facilities (such guarantor subsidiaries are identified on Exhibit 21).
*

4.5
Indenture dated as of October 6, 2010 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K dated October 6, 2010), as amended by supplemental indentures to provide guarantees from additional subsidiaries who also guarantee the Corporation's revolving credit facilities (such guarantor subsidiaries are identified on Exhibit 21).
*

4.6
Indenture dated March 16, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K dated March 16, 2011).
*

4.7
Indenture dated as of March 28, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K dated 28, 2011).
*

4.8
Indenture dated as of November 22, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K dated November 22, 2011).
*

4.9
Indenture dated as of July 10, 2007 among PAETEC Holding Corp., certain subsidiaries of PAETEC as guarantors thereto, and The Bank Of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the PAETEC's Current Report on Form 8-K dated July 10, 2007).
*

4.10
Indenture dated June 29, 2009 among PAETEC Holding Corp., certain subsidiaries of PAETEC as guarantors, and The Bank of New York Mellon, trustee (incorporated herein by reference to Exhibit 4.1 to the PAETEC's Current Report on Form 8-K dated June 29, 2009).
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
4.11
Indenture dated December 2, 2010 among PAETEC Escrow Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to the PAETEC's Current Report on Form 8-K dated December 2, 2010), as assumed by PAETEC Holding Corp. as successor issuer to PAETEC Escrow Corporation pursuant to a First Supplemental Indenture dated as of December 6, 2010.
*

4.12
Form of 8 1/8% Senior Note due 2013 of Windstream Corporation (as successor to Alltel Holding Corp.) (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated July 17, 2006).
*

4.13	Form of 7.0% Senior Note due 2019 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated March 1, 2007).	*

4.14	Form of 7.875% Senior Note due 2017 of Windstream Corporation (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K date October 8, 2009).	*

4.15	Form of 8.125% Senior Note due 2018 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated July 19, 2010).	*

4.16	Form of 7.75% Senior Note due 2020 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated October 6, 2010).	*

4.17
Form of 7.5% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated as of March 16, 2011).
*

4.18
Form of 7.75% Senior Notes due 2021 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated as of March 28, 2011).
*

4.19
Form of 7.5% Senior Notes due 2022 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated as of November 22, 2011).
*

4.20	Form of 9½% Senior Notes due 2015 of PAETEC Holding Corp. (incorporated herein by reference to Note included in Exhibit 4.1 to PAETEC's Current Report on Form 8-K dated July 10, 2007).	*

4.21
Guaranty, dated as of December 1, 2011, by Windstream Corporation guaranteeing obligations of PAETEC Holding Corp. under its 9½% Senior Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K date November 30, 2011).
*

4.22	Form of 8 7/8% Senior Secured Notes due 2017 of PAETEC Holding Corp. (incorporated herein by reference to Note included in Exhibit 4.1 to PAETEC's Current Report on Form 8-K dated June 29, 2009).	*

4.23
Guaranty, dated as of December 1, 2011, by Windstream Corporation guaranteeing obligations of PAETEC Holding Corp. under its 8 7/8% Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.2 to the Corporation's Form 8-K date November 30, 2011).
*

4.24
Form of 9 7/8% Senior Notes due 2018 by PAETEC Escrow Corporation (incorporated herein by reference to Noted included in Exhibit 4.1 to PAETEC's Current Report on Form 8-K dated December 2, 2010), as assumed by PAETEC Holding Corp. as successor issuer to PAETEC Escrow Corporation pursuant to a First Supplemental Indenture dated as of December 6, 2010.
*

4.25
Guaranty, dated as of December 1, 2011, by Windstream Corporation guaranteeing obligations of PAETEC Holding Corp. under its 9 7/8% Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.3 to the Corporation's Form 8-K date November 30, 2011).
*

10.1
Amended and Restated Credit Agreement dated as of October 19, 2009 among Windstream Corporation, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Citibank N.A. and Wachovia Bank National Association, as Co-Documentation Agents, and J.P. Morgan Securities, Inc., and Banc of America Securities, LLC, as Joint Bookrunners and Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated October 8, 2009).
*

10.2
Amendment Number 1 dated as of September 17, 2010 to the Second Amended and Restated Credit Agreement dated as of October 19, 2009 (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated September 17, 2010).
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
10.3
Incremental Facility Amendment and Joinder Agreement No. 2 dated as of March 18, 2011 to the Second Amended and Restated Credit Agreement dated as of October 19, 2009 (incorporated by reference to Exhibit 4.8 to the Corporation's Form 10-Q for the quarter ended March 31, 2011).
*

10.4
Amendment Number 2 dated as of April 27, 2011 to the Second Amended and Restated Credit Agreement dated as of October 19, 2009 (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated April 27, 2011).
*

10.5
Amendment No. 3 to Credit Agreement and Amendment No. 2 to Security Agreement, dated as of August 11, 2011, by and among Windstream Corporation and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the consenting lenders (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated August 11, 2011).
*

10.6	Director Compensation Program dated February 9, 2011 (incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K dated February 8, 2011).	*

10.7
Form of Restricted Shares Agreement (Non-Employee Directors) entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.3 to the Corporation's Current Report on Form 8-K dated February 6, 2007).
*

10.8	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation's Current Report on Form 8-K dated July 17, 2006).	*

10.9	Amendment No. 1 to Windstream Corporation Performance Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Corporation's Current Report on Form 8-K dated January 4, 2008).	*

10.10
Windstream Corporation Benefit Restoration Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated January 4, 2008).
*

10.11
Windstream Corporation 2007 Deferred Compensation Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated January 4, 2008).
*

10.12
Form of Indemnification Agreement entered into between Windstream Corporation and its directors and executive officers (incorporated herein by reference to Exhibit 10.13 to the Corporation's Current Report on Form 8-K dated July 17, 2006).
*

10.13
Form of Restricted Shares Agreement (Officers: Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated February 6, 2009).
*

10.14
Form of Restricted Shares Agreement (Officers: Performance-Based Restricted Stock) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated February 6, 2009).
*

10.15
Form of Restricted Shares Agreement (Officers: Performance-Based Restricted Stock-Clawback Policy/Accrued Dividends) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation's Current Report dated February 19, 2010).
*

10.16
Form of Restricted Shares Agreement (Officers: Restricted Stock-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated February 19, 2010).
*

10.17
Form of Performance Based Restricted Stock Unit Agreement (Officers: RSU-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated February 8, 2011).
*

10.18
Amended and Restated Employment Agreement, dated as of January 1, 2008, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.6 to the Corporation's Current Report on Form 8-K dated January 4, 2008).
*

10.19
Amendment to Employment Agreement, dated as of December 21, 2009, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.1 to Corporation's Current Report on Form 8-K dated December 21, 2009).
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
10.20
Form of Amended and Restated Change-In-Control Agreement, dated as of January 1, 2008, entered into between the Windstream Corporation and certain executive officers (incorporated herein by reference to Exhibit 10.5 to the Corporation's Current Report on Form 8-K dated January 4, 2008).
*

10.21
Form of Change-In-Control Agreement entered into between Windstream Corporation and certain executive officers on August 10, 2009 (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated August 10, 2009).
*
10.22
Letter Agreement, dated as of November 7, 2006, between the Windstream Corporation and Francis X. Frantz (incorporated herein by reference to Exhibit 10.3 to the Corporation's Current Report on Form 8-K dated November 13, 2006).
*

10.23	Windstream 2006 Equity Incentive Plan (as amended and restated effective February 17, 2010 (incorporated by reference to Appendix A to the Corporation's Proxy Statement dated March 26, 2010).	*

10.24	1999 Long-Term Incentive Plan of D&E Communications, Inc. (incorporated herein by reference to Exhibit 4.1 to D&E Communication, Inc.'s Registration Statement on Form S-8) (File No. 333-76488).	*

10.25	Conestoga Enterprises 1999 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to D&E Communication, Inc.'s Registration Statement on Form S-8) (File No. 333-76488).	*

10.26
PAETEC Holding Corp. 2011 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to PAETEC Holding Corp.'s Current Report on Form 8-K filed with the SEC on June 3, 2011) for equity awards issued on or prior to November 30, 2011.
*

10.27	PAETEC Holding Corp. 2011 Amended and Restated Omnibus Incentive Plan, as amended for equity awards issued after November 30, 2011.	(a)

10.28	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the PAETEC's Form 8-K dated May 20, 2008).	*

10.29
PAETEC Corp. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10.1 to the Registration Statement on Form S-4 filed by PAETEC Holding Corp. with the SEC on November 13, 2006 (SEC File No. 333-138594)).
*

10.30	Form of US LEC Corp. 1998 Omnibus Stock Plan, as amended (incorporated by Exhibit (d) Schedule TO filed by US LEC Corp. with the SEC on February 23, 2006 (File No. 005-54177).	*

10.31
McLeodUSA Incorporated 2006 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed by PAETEC Holding Corp. with the SEC on February 8, 2008 (SEC File No. 333-149130)).
*

10.32
Paetec Communications, Inc. Agent Incentive Plan, as amended and restated (filed as Exhibit 4.2.1 to PAETEC Holding Corp.'s Amendment No. 2 to Registration Statement on Form S-4 (SEC File Number 333-138594).
*

10.33	PAETEC Holding Corp. 2009 Agent Incentive Plan (filed as Exhibit 4.7 to PAETEC Holding Corp.'s Registration Statement on Form S-3 (SEC File Number 333-159344) and incorporated herein by reference).	*

10.34
Registration Rights Agreement dated November 22, 2011 among Windstream Corporation, certain subsidiaries of Windstream, as guarantors, and J.P. Morgan Securities, Inc., as representative (incorporated herein by reference to Exhibit 4.3 to the Corporation's Current Report on Form 8 K dated November 22, 2011).
*

14.1
Code of Ethics (Working with Integrity) of Windstream Corporation (incorporated herein by reference to Exhibit 14.1 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008).
*

18	Letter on Change in Accounting Principles	(a)

21	Listing of Subsidiaries.	(a)

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	(a)

24	Power of Attorney.	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

WINDSTREAM CORPORATION
FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

WINDSTREAM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the use of the terms "Windstream," “we,” “us” and “our” in this Management's Discussion and Analysis refers to Windstream Corporation and its consolidated subsidiaries.
The following sections, to the extent practicable, provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of this annual report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.
OVERVIEW
We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 21 data centers offering managed services and cloud computing.
EXECUTIVE SUMMARY
During 2011, we made significant progress on our strategy to grow business and consumer broadband revenues to offset continuing pressure on our consumer voice and long-distance revenues and intercarrier compensation. Revenues from businesses and consumer broadband were 61.2 percent of total revenues for the year ended December 31, 2011, as compared to 54.7 percent in the same period in 2010.
Key strategic activities during 2011 included:

•
the acquisition of PAETEC Holding Corp ("PAETEC") on November 30, 2011, which turned us into a national provider of business services and included an attractive customer base of medium and largebusinesses and significantly enhanced our capabilities in strategic growth areas, including Internet protocol ("IP") based services, cloud computing and managed services;

•	continued focus on revenue growth opportunities in our business service areas;

•	significant success-based capital investments in our fiber network, designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage;

•	continued activities around integration of our acquired businesses; and

•	refinancing of long-term debt, resulting in an extension of debt maturities and lower future interest costs.
These activities, in conjunction with the strategic acquisitions we completed in 2010, further our transformation from a traditional telephone company into an advanced communications and technology solutions provider.
BUSINESS TRENDS
The following discussion highlights key trends affecting our business.
Business communications services: Demand for advanced communications services is expected to drive growth in revenues from business customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We view this as a strategic growth area, but we are subject to competition from other carriers and cable television companies, which could suppress growth. See "Competition" in Item 1 of Part I of this Annual Report for more details.
Data center services: Many businesses are moving towards cloud computing and managed services as an alternative to a traditional information technology infrastructure. Our data centers are capable of delivering those services, and we are actively investing in data center expansion in order to meet the growing demand for these types of services. In addition to cloud computing and managed services, our data centers offer colocation services, in which we provide a safe, secure environment for storage of servers and networking equipment.

Wireless backhaul: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and replacing copper facilities with fiber facilities to wireless towers we already serve. We expect to make significant success-based capital investments in 2012 to offer additional wireless backhaul services to wireless carriers.
Consumer high-speed Internet: New customer additions are slowing as the high-speed Internet market becomes heavily penetrated. However, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. As of December 31, 2011, we could deliver speeds of 3 Megabits per second ("Mbps") to approximately 97 percent of our addressable lines, and speeds of 6 Mbps, 12 Mbps and 24 Mbps are available to approximately 71 percent, 44 percent and 6 percent of our addressable lines, respectively.
Consumer access line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in access lines due to competition from cable television companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of December 31, 2011, all of our access lines had wireless competition and approximately 70 percent of our access lines had fixed-line voice competition, which represents an increase in fixed-line competition from 68 percent at December 31, 2010. Consumer lines decreased 81,000, or 4.0 percent during 2011, primarily due to the effects of competition.
Synergies and operational efficiencies: We continually strive to identify opportunities for operational efficiencies, in the context of both our acquired businesses and legacy operations. During the year ended December 31, 2011, we recognized approximately $70.0 million in synergies from our acquisitions completed during 2010, primarily related to workforce and network efficiencies. In addition to acquisition-related synergies, we also evaluate our legacy operations for operational efficiency. During 2010, we announced a workforce reduction which resulted in annual pretax savings of approximately $20.0 million. We expect to continue to evaluate our operations for these opportunities.
ACQUISITIONS AND DISPOSITIONS
Recent transactions and their value to our business are discussed below. For financial details of each acquisition, refer to Note 3 of the financial statements.
Strategic Acquisitions
PAETEC - On November 30, 2011, we completed the acquisition of PAETEC, a communications carrier focused on business customers. The PAETEC transaction enhances our capabilities in strategic growth areas, including IP-based communications services, cloud computing and managed services. It significantly advances our strategy to drive top-line revenue growth by expanding our focus on business and fiber services.
The PAETEC transaction:

•	adds an attractive base of medium- to large-sized business customers;

•	expands our existing business service offerings;

•	provides opportunities for approximately $100.0 million in pre-tax operating cost and $10.0 million in capital synergies;

•	creates a nationwide fiber network, adding 36,700 fiber miles; and

•	adds seven data centers.
The PAETEC acquisition advances our strategy to shift our revenue mix towards strategic growth areas, including business and fiber transport services. With the addition of PAETEC, we expect approximately 69 percent of our 2012 revenues to be generated by business and consumer broadband revenues.
Q-Comm - On December 2, 2010, we completed the acquisition of Q-Comm Corporation ("Q-Comm"). The transaction included Q-Comm's wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a regional fiber services provider with 30,000 fiber miles, and Norlight, Inc. (“Norlight”), a communications services provider with approximately 5,500 business customers. This transaction significantly increased the scale of our fiber network, adding 30,000 fiber miles, allowing us to reach more business customers and compete for more wireless backhaul contracts. KDL's fiber network also allows for significant operating synergies, allowing us to carry more traffic on our own network and avoid incremental spend to other carriers for this service.
Hosted Solutions - On December 1, 2010, we completed the acquisition of Hosted Solutions Acquisition, LLC (“Hosted Solutions”), which operates data centers in the eastern United States. Hosted Solutions provides the infrastructure to offer many advanced data services, such as cloud computing, managed hosting and other managed services, on a wide scale. As a result of this acquisition, we added five state-of-the-art Statement on Standards for Attestation Engagements ("SSAE") 16 certified data centers and approximately 600 business customers.
NuVox - On February 8, 2010, we completed the acquisition of NuVox Inc. ("NuVox"), a communications provider based in Greenville, South Carolina. The acquisition of NuVox marked our first considerable move to execute our business-focused growth strategy and was a critical point in our transformation from a traditional telephone company to a business-focused provider of advanced data and communications services. In addition to the customers acquired and new services we were able to offer, we retained a significant number of employees with experience geared towards business customers. The NuVox acquisition added 104,000 business customers in the Southeastern and Midwestern United States.
Other Acquisitions
The following acquisitions were each also important steps in the evolution of our company into the one we are today. Although each involved traditional telephone companies, with a profile similar to ours prior to the transformative acquisitions noted above, each acquisition provided us increased scale, significant synergies and expanded operating presence in contiguous markets.
Iowa Telecom - On June 1, 2010, we completed the acquisition of Iowa Telecommunications Services, Inc. ("Iowa Telecom"), a regional communications services provider. This acquisition added 247,000 access lines, 96,000 high-speed Internet customers and 25,000 video customers in Iowa and Minnesota.
Lexcom - On December 1, 2009, we completed the acquisition of Lexcom Inc. ("Lexcom"), a local communications company in Lexington, North Carolina. The transaction added approximately 22,000 access lines, 9,000 high-speed Internet customers and 12,000 cable television customers.
D&E - On November 10, 2009, we completed a merger with D&E Communications, Inc. ("D&E"). The transaction added approximately 145,000 voice lines, 45,000 high-speed Internet customers and 9,000 cable television customers in Pennsylvania.
Disposition of out-of-territory product distribution operations
On August 21, 2009, we completed the sale of our out-of-territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. These operations were not central to our strategic goals in our core communications business.
ORGANIZATION AND RESULTS OF OPERATIONS
We provide a wide range of telecom services, from advanced data solutions for businesses to basic voice services for consumers. Our sales, marketing and customer support teams are structured based upon the type of customer they serve. We deliver these services over owned or lease network facilities. Our corporate support teams, such as finance and accounting, human resources and legal, support our operations as a whole.
See below a detailed discussion and analysis of revenues and sales in our discussion of consolidated operating results.
As discussed in Note 2, effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits. Our results of operations have been retrospectively adjusted to reflect this change for all periods presented.

The following table reflects our consolidated operating results as of December 31:

(Dollars in millions, customers and lines in thousands) (a,b)	2011	2010	2009
Revenues and sales:
Service revenues:
Business	$2,098.4	$1,578.8	$966.3
Consumer	1,380.2	1,372.8	1,301.9
Wholesale	626.7	622.0	565.0
Other	51.2	47.8	39.3
Total service revenues	4,156.5	3,621.4	2,872.5
Product sales	129.2	89.3	123.8
Total revenues and sales	4,285.7	3,710.7	2,996.3
Costs and expenses:
Cost of services	1,685.1	1,327.7	934.2
Cost of products sold	105.3	74.9	107.5
Selling, general, administrative and other	608.7	495.9	324.1
Depreciation and amortization	847.5	693.7	538.3
Merger, integration and restructuring	71.1	85.0	31.6
Total costs and expenses	3,317.7	2,677.2	1,935.7
Operating income	968.0	1,033.5	1,060.6
Other expense, net	(0.1)	(3.5)	(1.1)
Loss on early extinguishment of debt	(136.1)	—	—
Interest expense	(558.3)	(521.7)	(410.2)
Income from continuing operations before income taxes	273.5	508.3	649.3
Income taxes	101.1	195.6	250.8
Income from continuing operations	172.4	312.7	398.5
Discontinued operations, net of tax	(0.1)	—	—
Net income	$172.3	$312.7	$398.5
Consumer voice lines in service	1,931.7	2,012.4	1,949.1
Consumer high-speed Internet	1,207.8	1,159.1	1,007.4
Digital television customers	445.8	429.6	371.6
Total consumer connections	3,585.3	3,601.1	3,328.1

(a)
Results from operations include post-acquisition results from the former D&E and Lexcom operations, NuVox, Iowa Telecom, Hosted Solutions and Q-Comm operations, (collectively known as the “Acquired Companies”) and the former PAETEC operations. In the discussion and analysis provided below regarding changes in consolidated revenues and expenses in 2011 and 2010, the impact of the acquisitions on these changes is considered to be the revenues and expenses recognized during the period of each year for which results from the acquired operations are not included in the comparative period of the prior year.

(b)
Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits. We have retrospectively adjusted financial information for all prior periods presented to reflect our voluntary change in accounting principle for pension benefits. See Notes 2 and 8 to the consolidated financial statements. Additionally, certain prior year revenues and expenses were reclassified to reflect the current presentation and these changes had no impact on operating income.

Business Service Revenues
Business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services to enterprise and small-business customers. Business service revenues also include revenue from other carriers for special access circuits and fiber connections. We expect business service revenues to be favorably impacted by increasing demand for data services such as integrated data and voice services, multi-site networking and data center services. As wireless data usage grows and 4G networks are expanded, we expect to win additional opportunities to provide special access services to support the capacity needs of wireless carriers.
We experience competition in the business channel primarily from other carriers, including traditional telephone companies and competitive providers. Cable television companies are also a source of competition, primarily for small business customers and wireless backhaul contracts.
Despite the opportunities for growth from business services, competition and weakness in the economy may have the effect of suppressing short-term revenue growth. In addition, business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.
The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$467.9		$610.2
Due to increases in data and integrated services revenues (a)	54.3		7.6
Due to increases in carrier revenues (b)	38.6		15.2
Due to increases in high-speed Internet revenues	0.2		6.0
Due to decreases in voice, long distance and miscellaneous revenues (c)	(41.4)		(26.5)
Total changes in business revenues	$519.6	33%	$612.5	63%

(a)	Increases in data and integrated services revenues were primarily due to demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)	Increases in carrier revenues, which primarily represent monthly recurring charges for dedicated circuits, were attributable to strong demand from wireless and other carriers, previously discussed.

(c)	Decreases in voice service revenues were primarily attributable to competition and migration of existing customers to integrated services.
Consumer Service Revenues
Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers.
We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable television companies and other providers using emerging technologies. For the twelve months ended December 31, 2011, consumer voice lines decreased by approximately 81,000, or 4.0 percent. Increasing revenues from high-speed Internet and related services help to offset some of the losses in consumer voice revenues. Demand for faster broadband speeds and Internet-related services, such as virus protection or online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.
For the twelve months ended December 31, 2011, consumer high-speed Internet customers increased by approximately 49,000 or 4.2 percent. As of December 31, 2011, we provided high-speed Internet service to approximately 40 percent of total access lines in service and approximately 67 percent of primary residential lines in service. As of December 31, 2011, approximately 75 percent of our total access lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2012, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service shrinks.

To combat competitive pressures in our markets, we emphasize our bundle service strategy and continue to enhance our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.
The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$43.0		$114.8
Due to increases in high-speed Internet revenues (a)	37.3		37.7
Due to changes in miscellaneous revenues	2.4		(0.2)
Due to decreases in voice and long distance revenues (b)	(75.3)		(81.4)
Total changes in consumer revenues	$7.4	1%	$70.9	5%

(a)
Increases in high-speed Internet revenues were primarily due to the increase in high-speed Internet customers, continued migration to higher speeds and increased sales of value added services, as previously discussed.

(b)	Decreases in voice service revenues were primarily attributable to declines in voice lines.
Wholesale Service Revenues
Wholesale service revenues include switched access revenues, Universal Service Fund ("USF") revenues and voice and data services sold on a wholesale basis.
Switched access revenues include usage sensitive revenues from long distance companies and other carriers for access to our network in connection with the completion of long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our facilities. USF revenues are government subsidies, collected from our customers, designed to partially offset the cost of providing wireline services in high-cost areas. In addition, we offer our voice and data services on a wholesale basis to other carriers.
Revenues from these services are expected to decline due to access line losses and reductions in switched access rates.
The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$55.4		$84.0
Due to decreases in voice and other revenues (a)	(1.1)		(1.5)
Due to changes in federal USF revenues (b)	(4.5)		6.5
Due to changes in state USF revenues (c)	(7.3)		4.8
Due to decreases in switched access revenues (d)	(37.8)		(36.8)
Total changes in wholesale revenues	$4.7	1%	$57.0	10%

(a)	Decreases in wholesale voice and miscellaneous revenues in 2010 were primarily due to the decline in payphone and UNE voice lines.

(b)
Decreases in federal USF revenues in 2011 resulted from decreases in federal funds received and line loss, partially offset by increases in USF surcharge revenues, driven by an increase in the USF contribution factor from 12.9 percent to 15.3 percent. Increases in federal USF revenues in 2010 were primarily due to an increase in USF surcharge revenues of $6.5 million, driven by the increase in the USF contribution factor from 12.3 percent to 12.9 percent for the years ended December 31, 2009 and 2010, respectively. The changes to the USF surcharge revenues resulted in a proportionate change in federal USF expense included in cost of services below.

(c)
Decreases in state USF revenues in 2011 were attributable to the decline in access lines and eligible recoverable costs in that period. Increases in state USF revenues in 2010 were primarily due to an increase in costs recoverable under the program.

(d)
Decreases in switched access revenues in 2011 and 2010 were primarily due to continued declines in voice lines and the phased reduction of interstate access rates for our subsidiaries that converted to price cap regulation and have not reached the Federal Communications Commission's (“FCC”) prescribed target rate. Additional declines in switched access revenues, in 2010, were due to a network efficiency project which maximizes the use of our own network for transporting long-distance traffic in order to decrease our interconnection expense, which has reduced switched access revenues earned from the underlying long-distance carriers.

Other Service Revenues
Other service revenues include revenues from certain consumer markets where we no longer offer new service, software and other miscellaneous services. As a result of our decision to stop offering new service in certain consumer markets, we expect other service revenues to decline as current customers disconnect.
The following table reflects the primary drivers of year-over-year changes in other service revenues:

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$14.4		$18.0
Due to changes in other (a)	(11.0)		(9.5)
Total changes in other revenues	$3.4	7%	$8.5	22%

(a)	Decreases in other revenue were primarily attributable to decreases in consumer service and other rent revenue.
Product Sales
Product sales include data and communications equipment sold to business customers and high-speed Internet modems, home networking equipment, computers and other equipment sold to consumers. In addition, we sell network equipment to contractors on a wholesale basis. The following table reflects the primary drivers of year-over-year changes in product sales:

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$20.8		$7.8
Due to increases in contractor sales (a)	14.5		1.3
Due to changes in business product sales (b)	3.5		(5.9)
Due to increases in consumer product sales	1.1		—
Due to disposal of the out-of-territory product distribution operations	—		(37.7)
Total changes in product sales	$39.9	45%	$(34.5)	(28)%

(a)
Increases in contractor sales in 2011 were primarily due to increased sales of outside plant materials. Increases in contractor sales in 2010 were due to modest increases experienced during the second half of 2010 associated with increased infrastructure activity.

(b)
Increases of business product sales in 2011 were driven by increased sales of equipment associated with growing demand for business services. Decreases in business product sales in 2010 were primarily due to lower demand for these products, which we believe was attributable to the postponement of purchasing decisions by some businesses as a result of continued weakness in the overall economic environment. We experienced modest increases across all product sales during the second half of 2010.

Cost of Services
Cost of services expenses primarily consist of network operations costs, including salaries and wages, employee benefits, materials, contract services and information technology costs to support the network. Cost of services expenses also include interconnection expense, which are costs incurred to access the public switched network and transport traffic to the Internet, bad debt expense and business taxes. Interconnection expenses include charges to lease network components required for service delivery in markets where we do not own the primary network infrastructure. As a result, we expect interconnection expenses in these operations to be higher as a percentage of revenues than these same costs incurred in our other markets. The following table reflects the primary drivers of year-over-year changes in cost of services:

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$266.7		$382.8
Due to increases in pension expense (a)	86.5		54.9
Due to changes in network operations and other (b)	13.4		(1.7)
Due to changes in interconnection expense (c)	5.1		(33.9)
Due to increases in federal USF expenses (d)	2.1		5.9
Due to decreases in business taxes (e)	(2.0)		(7.7)
Due to decreases in postretirement expense (f)	(14.4)		(6.8)
Total changes in cost of services	$357.4	27%	$393.5	42%

(a)
The increase in pension expense in 2011 was primarily due to a decline in the discount rate from 5.31 percent to 4.64 percent, and the increase in pension expense in 2010 was due to a decline in the discount rate from 5.89 percent to 5.31 percent. Lower returns on pension plan assets also contributed to the increase in pension expense in both years.

(b)
Increases in network operations and other expenses during 2011 were due to increases in marketing services, which include charges incurred to provide third party services to customers and charges incurred to provide voice features and value added data services to customers, partially offset by a decrease in network operations expense. Decreases in network operations and other expenses in 2010 were primarily attributable to cost saving measures and storm-related expenses in 2009 that did not recur, partially offset by increases in network support costs and charges incurred to provide third party services to customers.

(c)
Increases in interconnection expense in 2011 were attributable to increased purchases of higher capacity circuits to service the growth in data customers, partially offset by the favorable impact of network efficiency projects, the impact of voice line losses and rate reductions. Decreases in interconnection expenses in 2010 were due to the favorable impact of network efficiency projects, the impact of voice line losses and rate reductions. Partially offsetting these decreases were increases associated with purchases of higher capacity circuits to service the growth in data customers.

(d)
Increases in federal USF contributions in 2011 and 2010 were primarily due to an increase in the USF contribution factors from 12.3 percent to 12.9 percent and 15.3 percent for the years ended December 31, 2009, 2010 and 2011, respectively. This increase resulted in a proportionate increase in federal USF surcharge revenues in 2011 and 2010.

(e)	Decreases in business taxes in 2011 and 2010 were primarily attributable to lower property tax assessments.

(f)
Decreases in 2011 postretirement expense were primarily attributable to the amendment of postretirement benefit plans to eliminate the basic retiree life insurance coverage plan for certain current and future retirees effective January 1, 2012. Decreases in 2010 were driven by plan amendments.

Cost of Products Sold
Cost of products sold represents the cost of equipment sales to customers. The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$16.3		$5.7
Due to increases in costs of contractor sales (a)	14.5		4.9
Due to changes in equipment sales to business customers (b)	3.1		(3.8)
Due to decreases in consumer costs of product sold (c)	(3.5)		(5.1)
Due to disposal of the out-of-territory product distribution operations	—		(34.3)
Total changes in cost of products sold	$30.4	41%	$(32.6)	(30)%

(a)	Increases in contractor cost of products sold for both periods were consistent with the changes in contractor sales in 2011 and 2010.

(b)	Changes in business cost of products sold were consistent with the changes in business product sales in both periods.

(c)	Decreases in consumer costs of products sold for both periods are primarily due to declines in prices paid for consumer broadband home networking equipment.
Selling, General and Administrative (“SG&A”)
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

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired businesses	$85.0		$149.7
Due to increases in pension expense (a)	26.3		17.6
Due to increases in sales and marketing expenses (b)	10.0		5.3
Due to decreases in postretirement expense (c)	(4.4)		(1.3)
Due to changes in other costs (d)	(4.1)		0.5
Total changes in SG&A and other expenses	$112.8	23%	$171.8	53%

(a)
The increase in pension expense in 2011 was primarily due to a decline in the discount rate from 5.31 percent to 4.64 percent, and the increase in pension expense in 2010 was due to a decline in the discount rate from 5.89 percent to 5.31 percent. Lower returns on pension plan assets also contributed to the increase in pension expense in both years.

(b)	Increases in sales and marketing expenses were due to commissions costs for the business channel and increased advertising expenses.

(c)
Decreases in 2011 postretirement expense were primarily attributable to the amendment of postretirement benefit plans to eliminate the basic retiree life insurance coverage plan for certain and future retirees effective January 1, 2012.

(d)
Decreases in other costs in 2011 were primarily attributable to costs incurred in 2010 to migrate most of our internal systems to a new data center, as well as decreases in medical insurance costs, partially offset by losses related to litigation activity during the period. Increase in other costs during 2010 were primarily due to the data center migration costs.

Depreciation and Amortization Expense
Depreciation and amortization expense primarily includes the depreciation of our plant assets and the amortization of our intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to depreciation of acquired businesses plant assets	$58.2		$88.5
Due to amortization of intangible assets acquired in the purchase of acquired businesses	87.8		79.8
Due to changes in depreciation expense (a)	28.8		(1.7)
Due to decreases in amortization expense (b)	(21.0)		(11.2)
Total changes in depreciation and amortization expense	$153.8	22%	$155.4	29%

(a)	Increases in depreciation expense in 2011 were primarily due to additions in property, plant and equipment.

(b)	Decreases in amortization expense were due to the use of accelerated amortization methods.
Merger, Integration and Restructuring Costs
We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business. These costs are presented as merger and integration expense in our results of operations and include transaction costs such as banker and legal fees, employee-related costs such as severance, system conversion and rebranding costs. Our recent acquisitions described in the section "Strategic Transactions" drive merger and integration costs for the years presented.
Restructuring charges are sometimes incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.
Merger, integration and restructuring costs are unpredictable by nature but should not necessarily be viewed as non-recurring.
Set forth below is a summary of restructuring and merger and integration costs for the years ended December 31:

(Millions)	2011	2010	2009
Merger and integration costs
Transaction costs associated with acquisitions (a)	$40.7	$41.2	$11.4
Employee related transition costs (b)	22.3	26.7	8.6
Computer system and conversion costs	5.7	4.2	1.6
Signage and other rebranding costs	1.1	5.2	0.7
Total merger and integration costs	69.8	77.3	22.3
Restructuring charges	1.3	7.7	9.3
Total merger, integration and restructuring charges	$71.1	$85.0	$31.6

(a)
Transaction costs in 2011 and 2010 primarily relate to accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of PAETEC and the Acquired Companies, respectively. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee related transition costs primarily consists of severance related to the integration of PAETEC and the Acquired Companies.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges
The following table is a summary of liability activity related to both merger and integration costs and restructuring charges as of December 31:

(Millions)	2011	2010
Balance, beginning of period	$10.5	$6.6
Merger, integration and restructuring charges	71.1	85.0
Cash outlays during the period	(68.7)	(81.1)
Balance, end of period	$12.9	$10.5
As of December 31, 2011, the remaining liability of $12.9 million for accrued merger, integration and restructuring charges consisted of $11.7 million of accrued severance costs primarily associated with the integration of the Acquired Companies and PAETEC. Severance and related employee costs are included in other current liabilities in the accompanying consolidated balance sheet and will be paid as positions are eliminated. Each of these payments will be funded through operating cash flows.
Merger, integration and restructuring costs decreased net income $44.1 million, $59.1 million and $19.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, giving consideration to tax benefits on deductible items. See Note 10 for additional information regarding these charges.
The following discussion and analysis details results for our consolidated operating income and all other consolidated results presented below operating income.
Operating income decreased $65.5 million, or 6.3 percent and $27.1 million, or 2.6 percent, in 2011 and 2010, respectively. The decrease in 2011 was primarily due to increases in pension expense of $112.8 million due to a decline in the discount rate. Lower returns on plan assets also contributed to the increase in pension expense in both years, previously discussed. These increases in expense were partially offset by operating income generated from acquired businesses of $54.2 million and by the favorable impact of a decrease in merger and integration expense of $13.9 million and expense management initiatives. The decrease in 2010 was primarily due to the unfavorable impacts of a $72.5 million increase in pension expense and a $53.4 million increase in merger, integration and restructuring expense, partially offset by operating income generated from acquired businesses and expense management initiatives. In addition, operating income during both years was unfavorably impacted by the revenue impact associated with continued access line losses.
Operating income before depreciation and amortization ("OIBDA") increased $88.3 million, or 5.1%, during the year ended December 31, 2011, as compared to the same period in 2010 (see "Reconciliation of non-GAAP Financial Measures"). These increases were primarily due to OIBDA from acquired businesses of $200.3 million and a decrease in merger and integration expense, partially offset by an increase in pension expense, discussed above. OIBDA increased $128.3 million, or 8.0 percent, in 2010. This increase was primarily attributable to OIBDA from acquired businesses of $249.0 million, partially offset by increases in pension expense and merger and integration expense, discussed above.

Other Expense, Net
Set forth below is a summary of other income (expense), net for the years ended December 31:

(Millions)	2011	2010	2009
Interest income	$1.5	$1.2	$1.4
Gain on sale of investments	1.1	0.5	—
Mark-to-market of interest rate swap agreements	—	(0.3)	3.0
Ineffectiveness of interest rate swaps (a)	(5.2)	—	—
Interest expense on de-designated swap (b)	—	(4.5)	(4.7)
Other income (expense), net	2.5	(0.4)	(0.8)
Other expense, net	$(0.1)	$(3.5)	$(1.1)

(a)	This increase in expense was due to a charge to earnings related to ineffectiveness of our cash flow hedges during 2011, primarily due to declines in the LIBOR rate.

(b)
The decline in 2010 was primarily due to changes in the non-cash, mark-to-market adjustment of the de-designated portion of the interest rate swaps incurred prior to the “blend and extend” swap transaction entered into on December 10, 2010. See Financial Condition, Liquidity and Capital Resources for further discussion of the “blend and extend” swap transaction.

Loss on Extinguishment of Debt
During 2011, we repurchased all $1,746.0 million of our 2016 8.625 percent Senior Notes ("2016 Notes") and all of our $400.0 million 7.750 percent Valor Notes ("Valor Notes"). We financed these transactions with proceeds from various debt offerings and borrowings from our revolving line of credit. See Note 5 for detailed information regarding our debt activity in 2011. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $136.1 million during 2011.

The loss on extinguishment of debt is shown as follows for the twelve months ended December 31, 2011:

(Millions)	Twelve Months Ended
2016 Notes:
Premium on early redemption	$101.2
Unamortized discount on original issuance	26.6
Third-party fees for early redemption	3.0
Unamortized debt issuance costs on original issuance	1.1
Loss on early extinguishment for 2016 Notes	131.9
Valor Notes:
Premium on early redemption	10.3
Third-party fees for early redemption	0.4
Unamortized premium on original issuance	(6.5)
Loss on early extinguishment for Valor Notes	4.2
Total loss on early extinguishment of debt	$136.1

Interest Expense
Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2011	2010	2009
Senior secured credit facility, Tranche A	$6.1	$6.9	$6.8
Senior secured credit facility, Tranche B, net of interest rate swaps	105.0	98.1	91.8
Senior secured credit facility, revolving line of credit	19.8	6.6	3.8
Senior unsecured notes	413.0	371.3	263.8
Notes issued by subsidiaries	20.9	38.6	39.2
Credit facility extension fees	—	1.8	6.4
Other interest expense	0.3	0.5	0.1
Less capitalized interest expense	(6.8)	(2.1)	(1.7)
Total interest expense	$558.3	$521.7	$410.2
Interest expense increased $36.6 million, or 7.0 percent and $111.5 million, or 27.2 percent, for the years ended December 31, 2011 and 2010, respectively. The increase in 2011 was primarily due to interest incurred on additional debt issued during 2011.
The increase in 2010 was primarily due to interest incurred on the $1,100.0 million in additional debt issued during the fourth quarter of 2009, $400.0 million of additional debt issued during the third quarter of 2010 and the $500.0 million of additional debt issued during the fourth quarter of 2010. The weighted-average interest rate paid on the long-term debt was 7.5 percent in 2011 and 7.8 percent in 2010.
Income Taxes
Income tax expense decreased $94.5 million, or 48.3 percent in 2011, and $55.2 million, or 22.0 percent in 2010. The decrease in income tax expense in both 2011 and 2010 was primarily due to a decrease in income before taxes. Our effective tax rate in 2011 was 37.0 percent, compared to 38.5 percent in 2010 and 38.6 percent in 2009.
For 2012, our annualized effective income tax rate is expected to range between 38.0 percent and 39.0 percent, excluding one-time discrete items. Changes in the relative profitability of our business, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 12, “Income Taxes”, to the accompanying consolidated financial statements for further discussion of income tax expense and deferred taxes.
Discontinued Operations, net of tax
On November 30, 2011, we completed the acquisition of PAETEC. The operating results of the energy business acquired as part of PAETEC, which sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive electricity supplier, have been separately presented as discontinued operations in the accompanying consolidated statements of income. As the energy market is outside of our core business, we intend to divest the PAETEC energy business. We will have no significant continuing involvement in the operations or cash flows of the PAETEC energy business upon disposition.
Regulatory Matters
We are subject to regulatory oversight by the Federal Communications Commission (“FCC”) for particular interstate matters and state public utility commissions (“PUCs”) for certain intrastate matters. We are also subject to various federal and state statutes that direct such regulations. We actively monitor and participate in proceedings at the FCC and PUCs and engage federal and state legislatures on matters of importance to us.
Communications services providers are regulated differently depending primarily upon the network technology used to deliver the service. We believe this regulatory approach impedes market-based competition in areas where service providers using different technologies exchange telecommunications traffic and compete for customers.
From time to time federal and state legislation is introduced dealing with various matters that could affect our business. Most proposed legislation of this type never becomes law. It is difficult to predict what kind of legislation, if any, may be introduced and ultimately become law. We strongly support the modernization of the nation's telecommunications laws.

Federal Regulation and Legislation
Intercarrier Compensation and USF Reform
On November 18, 2011, the FCC released an order ("the Order") which established a framework for reform of the intercarrier compensation system and the federal USF. The Order included two major provisions:

•	the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates, and

•	the provision of additional USF support on a temporary basis.
In reforming USF support, the Order also established interim rules for the establishment of the Connect America Fund ("CAF"), which could result in our incumbent subsidiaries being eligible for increased universal service support to expand broadband service to areas that are unserved today. We have filed a petition for reconsideration with the FCC to ensure we are eligible to receive incremental universal service support during the interim period. Longer term, the FCC opened an additional rule-making to develop and adopt final rules to the CAF funding based on a forward-looking cost model to extend broadband to high-cost areas. We believe the Order provides reasonable opportunities to recover a majority of the revenue losses resulting from the elimination of access charges through modest end-user rate increases.
We believe the steps we have taken to diversify our revenue streams and focus on growth opportunities will help us navigate through this transition without significant adverse effects. However, our analysis is based on significant assumptions and our interpretation of this Order and there may be contravening views and different assumptions that could lead to a more adverse financial impact.
In 2011 and 2010, we received $301.5 million and $310.5 million in intercarrier compensation revenues, respectively. In addition, intercarrier and reciprocal compensation expense totaled $81.6 million and $98.7 million for the years ended December 31, 2011 and 2010, respectively. In addition, during 2011 and 2010, we received $169.7 million and $160.0 million, respectively, in federal universal service support.
Broadband Stimulus
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Among other things, the ARRA allocated approximately $7.2 billion for the expansion of broadband services to unserved and underserved areas. The Rural Utilities Service ("RUS"), which is part of the United States Department of Agriculture, approved eighteen of our applications in thirteen states. The total estimated cost of these projects is $241.7 million, of which the RUS will fund 75 percent, or $181.3 million, and we will fund the remaining 25 percent, or $60.4 million. We began these projects in the first quarter of 2011, and we expect to substantially complete the RUS projects by the end of 2013 and complete the projects well before June 30, 2015. To date, we have received reimbursement for $4.0 million in grant funds and have requested reimbursement for an additional $1.7 million. Additionally, we have a receivable of $16.0 million for eligible capital expenditures that we have not yet filed for reimbursement.
Selected information related to the broadband stimulus expenditures and receipts for the year ended December 31, 2011 is as follows:

(Millions)
Stimulus capital expenditures funded by RUS	$21.7
Stimulus capital expenditures funded by Windstream (a)	7.2
Total stimulus capital expenditures	28.9
Funds received from RUS	$4.0

(a)	Stimulus capital expenditures funded by Windstream are included in our capital expenditure totals for each period presented in the statements of cash flows.
By accepting the grant funds, we agreed to certain long-term conditions. The RUS will have a retained security interest in the assets over their economic life, which varies by grant but is up to 23 years. In the event of default of terms of the agreement, the government could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of Windstream, the acquiring party would need to receive approval from the RUS prior to effectuating the proposed transaction, for which pre-approval will not be reasonably withheld.

Internet Network Regulation
On December 21, 2010, the FCC adopted new regulations covering the provision of broadband Internet access service, defined as a retail service offered to consumer, small business and other end user customers. Broadband Internet service provides the capability to transmit and receive data from all or substantially all Internet endpoints, but excludes dial-up Internet access service. The new regulations, among other things:

•	require all providers of broadband Internet access service to disclose network management practices, performance characteristics, and commercial terms of service; and

•
prohibit fixed broadband Internet service providers ("ISPs"), which include our subsidiaries providing broadband services, from blocking lawful content, applications, services, or attachment of non-harmful devices, and/or engaging in unreasonable discrimination.

The requirements will be enforced through a combination of mechanisms, including informal and formal complaint processes. Last year, multiple suits were filed in federal court challenging the FCC's authority to implement these rules. As such, we cannot predict at this time the impact these new regulations may have on our revenues or expenses, or whether such impact would be material, although it appears upon initial review our existing procedures are compliant with the proposed regulations.
State Regulation
Local and Intrastate Rate Regulation
Most states in which our incumbent subsidiaries operate provide alternatives to traditional rate-of-return regulation for local and intrastate services. We have elected alternative regulation for these subsidiaries in all states except New York. We continue to evaluate alternative regulation options in New York.
State Universal Service
We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. In 2011, we recognized $128.5 million in state USF revenue. These payments are intended to provide additional support, beyond the federal USF receipts, for the high cost of operating in certain rural markets. For the year ended December 31, 2011, we received approximately $94.2 million from the Texas USF. There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2011, we received $83.7 million from the large company program and $10.5 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.
The Texas PUC initiated a proceeding to amend the Texas USF rules for large companies, with the goal of reducing the size of the fund from its current level of $250.0 million. The Texas PUC initiated a rulemaking and established a procedural schedule to review a rule that allows for a measured transition, allowing modest annual increases in residential local rates to a benchmark that will be determined in a separate proceeding to be offset by reduced fund disbursements. In addition, the PUC also initiated a rulemaking that would require carriers to justify their need for state universal service funding. This rulemaking will not start until 2013 with an expected implementation date of January 1, 2014.   We continue to work with industry members, Commission Staff and the Commissioners to obtain a reasonable and more favorable outcome.
The Pennsylvania PUC is currently conducting a review of its universal service fund. The review is focused on various aspects of the fund as they pertain to the basic retail rates of eligible USF recipient companies and the impact of their alternative regulation plans. We receive $13.3 million annually from the fund. We cannot estimate at this time the financial impact that would result from the changes, if any, to the Pennsylvania USF.

Intercarrier Compensation
There are pending intercarrier compensation complaint proceedings in Ohio, Kentucky, Pennsylvania and North Carolina. In those proceedings, it is alleged that our intrastate switched access rates are excessive and should be reduced to the same levels charged by the largest incumbent carriers or to our interstate access rate levels in each state. The various proceedings are at different stages of completion; however, the state commissions are evaluating whether they need to proceed since the FCC has released the Order comprehensively addressing intercarrier compensation reform. We do not believe the proposed intercarrier compensation proposals in Ohio and North Carolina will have a material impact on our operations if adopted. The evaluations in the remaining states are in preliminary stages, and we will continue to engage with these states to ensure our interests are appropriately represented.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
We increased our cash position by $184.7 million to $227.0 million at December 31, 2011 from $42.3 million at December 31, 2010. Cash inflows were largely generated through cash flows from operations of $1,228.8 million, primarily driven by the Acquired Companies, as well as cash received from issuances of debt. These inflows were partially offset by cash outflows for repayments of debt and payment of interest, capital expenditures and payments of dividends.
We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund scheduled principal and interest payments through 2012. Due to our operating cash flows, access to capital markets and available borrowing capacity under our revolving credit agreements, we believe that we have the ability meet our liquidity needs for the foreseeable future. Those liquidity needs include, but are not limited to:

•	ongoing working capital requirements of our operations,

•	planned capital expenditures,

•	scheduled debt principal and interest payments,

•	dividend payments and

•	contributions to our pension and postretirement plans.
We are not required to make a pension contribution in 2012, but can make a contribution on a voluntary basis. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan.
We anticipate refinancing the majority of the principal amounts maturing in 2013 before they mature as we do not expect that cash flows from operations will be sufficient to fund the scheduled maturities. See also our discussion of “Our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms” within “Risk Factors” in Item 1A of Part I.
Additionally, the actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services and new market developments and opportunities, and on other factors, including those described in Part I, "Item 1A. Risk Factors" in this report. If our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if we seek to acquire other businesses or to accelerate the expansion of our business, we may be required to seek material amounts of additional capital. Additional sources may include equity and debt financing. Further, if we believe we can obtain additional debt financing on advantageous terms, we may seek such financing at any time, to the extent that market conditions and other factors permit us to do so. The debt financing we may seek could be in the form of additional term loans under our senior secured credit facilities or additional debt securities having substantially the same terms as, or different terms from, our outstanding senior notes.

Historical Cash Flows

(Millions)	2011	2010	2009
Cash flows provided from (used in):
Operating activities	$1,228.8	$1,091.3	$1,109.6
Investing activities	(652.2)	(1,454.3)	(481.6)
Financing activities	(391.9)	(657.6)	138.3
Increase (decrease) in cash and cash equivalents	$184.7	$(1,020.6)	$766.3
Cash Flows – Operating Activities
Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $137.5 million in 2011 as compared to 2010, and decreased $18.3 million in 2010 as compared to 2009. The increase during 2011 is primarily attributable to the $131.7 million decrease in net income taxes paid, the decrease in merger, integration and restructuring costs incurred and cash flows generated from acquired businesses in 2011 as compared to the same period in 2010. These increases were partially offset by an increase of $108.6 million in cash interest paid.
Cash flows from operating activities were favorably impacted in 2011 due to bonus depreciation provisions in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 ("Tax Relief Act"). Bonus depreciation allows for the acceleration of depreciation on qualified investments, which accelerates the related tax benefit. The Tax Relief Act allowed for 100 percent bonus depreciation for qualified investments made from September 8 through December 31, 2011, an increase from the previous level of 50 percent. Bonus depreciation will return to 50 percent for 2012.
The decrease during 2010 was primarily from a voluntary payment of $41.0 million to our qualified pension plan during the third quarter of 2010. This voluntary payment was made to preserve an accumulated credit balance, which may be used to offset required future contributions. If we had not made the voluntary payment, we would have forfeited a portion of the credit balance in accordance with currently enacted funding regulations. During 2011 and 2010, we generated sufficient cash flows from operations to fund our capital expenditures and dividend payments. In addition, our cash flows in 2011 covered the transaction costs and make-whole premiums to retire $2,146.0 million of our 2016 Notes and Valor Notes early and to issue approximately $1,750.0 million in new long-term notes.
Cash Flows – Investing Activities
Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. Cash used in investing activities decreased by $802.1 million in 2011 as compared to 2010, primarily driven by cash used to acquire the Acquired Companies in 2010, partially offset by increased capital expenditures, as discussed below. Cash used in investing activities increased by $972.7 million in 2010 as compared to 2009, primarily due to net cash used to acquire the Acquired Companies. Cash paid, net of cash acquired for the acquisitions of NuVox, Iowa Telecom, Hosted and Q-Comm was $198.4 million, $253.6 million, $312.8 million and $279.1 million, respectively.
Capital expenditures were $702.0 million, $412.0 million and $286.9 million for 2011, 2010 and 2009, respectively. Capital expenditures increased $290.0 million in 2011, driven by success-based fiber-to-the-tower initiatives, expansion of our data center presence and enhancements to our network. At the beginning of 2011, we expected to deploy fiber to less than 50 percent of wireless towers within our territories over the course of 2011 and 2012. Given the growing bandwidth needs fueled by wireless data growth, wireless carriers have aggressively accelerated their fiber deployment plans and increased the number of towers targeted for fiber. We are also having success winning fiber bids outside of our territories. We expect increases in wireless data usage and expansion of wireless 4G networks through the end of 2013, which will provide more opportunities for our wireless backhaul services. These capital investments offer attractive long-term returns and position our business to continue improving our financial performance going forward.
The primary uses of cash for future capital expenditures are for property, plant and equipment necessary to support our network operations, including spend on success-based fiber initiatives such as fiber-to-the-tower and data center expansions. Capital expenditures are expected to be between $950.0 million and $1,050.0 million for 2012. This excludes capital spend related to the integration of PAETEC, which we expect to be approximately $55.0 million. This guidance includes our share of expected expenditures in 2012 related to our grants received from the RUS for broadband stimulus projects totaling approximately $44.0 million. We began these projects in the first quarter of 2011, and we expect to substantially complete the RUS projects by the end of 2013 and complete the projects well before June 30, 2015.

Cash Flows – Financing Activities
Cash used in financing activities decreased by $265.7 million for the twelve months ended December 31, 2011, as compared to the same period in 2010. This decrease was due to debt proceeds, partially offset by repayments of debt, discussed below. During 2011, we issued $1,750.0 million in additional notes and extended the maximum line of credit under our revolving credit agreement from $750.0 million to $1,250.0 million. The proceeds from the additional notes, along with borrowings from the revolving line of credit, were used to retire $2,146.0 million in outstanding indebtedness during the year ended December 31, 2011. This included $1,746.0 million of our 2016 Notes and all $400.0 million of our Valor Notes. These transactions allowed us to extend our existing debt maturities and lower our future interest costs. We borrowed $3,170.0 million under the revolving line of credit in our senior secured credit facility and later repaid $2,400.0 million during 2011.
Our board of directors maintains a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to our restricted payment capacity under our debt covenants as further discussed below. Dividends paid to shareholders were $1.00 per share during 2011, totaling $509.6 million,which was an increase of $45.0 million due to additional shares issued and outstanding during 2011 from shares issued for the recent acquisitions. We also paid $146.5 million to shareholders in January 2012 pursuant to a $0.25 quarterly dividend declared during the fourth quarter of 2011.
Cash used in financing activities increased by $795.9 million for the twelve months ended December 31, 2010, as compared to the same period in 2009. This decrease was primarily due to the repayment of approximately $281.0 million and $628.9 million in debt and related swap agreements assumed from NuVox and Iowa Telecom, respectively, in 2010.
During 2010, we issued $900.0 million in additional notes. Proceeds from these issuances were used to repay $281.0 million, $628.9 million and $266.2 million in debt and related swap agreements assumed from NuVox, Iowa Telecom and Q-Comm, respectively. Additionally, we made regularly scheduled payments of $23.9 million, borrowed $665.0 million under the revolving line of credit in our senior secured credit facility and later repaid $515.0 million of those revolver borrowings during 2010. Dividends paid to shareholders totaled $464.6 million in 2010, which was an increase of $27.2 million, due to additional shares issued for the recent acquisitions.
During 2009, we issued $1,100.0 million in additional notes. Net proceeds from this offering totaled $1,083.6 million. Repayments of borrowings totaled $356.6 million and included the repayment of $182.4 million in debt assumed from D&E. Dividends paid to shareholders totaled $437.4 million in 2009, which declined by $7.8 million in 2009 due to fewer shares issued and outstanding as a result of the stock repurchase program. As previously discussed, in 2009 we repurchased 13.0 million shares of our common stock at a cost of $121.3 million.
Pension Contributions
During 2011, we contributed 10.8 million shares of our common stock to our qualified pension plan to meet our remaining 2011 and expected 2012 obligation, which allowed us to preserve cash and manage overall net debt leverage. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $135.8 million.
Debt Capacity
As of December 31, 2011, we had $9,002.0 million in long-term debt outstanding, including current maturities and excluding the premium and capital lease obligations (see Note 5).
During 2011, we issued $1,750.0 million in additional notes. Additionally, on March 18, 2011, we extended the maximum line of credit under our revolving credit agreement from $750.0 million to $1,250.0 million. We had approximately $319.1 million of availability under our senior secured revolving credit facility and can request up to an additional $850.0 million of commitments, loans or other extensions of credit under the optional incremental facility of our credit agreement.
Effective April 27, 2011, all $1,250.0 available under the revolving line of credit will expire December 17, 2015.
The proceeds from the additional notes, along with borrowings from the revolving line of credit, were used to retire $2,146.0 million in outstanding indebtedness during the year ended December 31, 2011. This included $1,746.0 million of our 2016 Notes and all $400.0 million of our Valor Notes. These transactions allowed us to extend our existing debt maturities and lower our future interest costs. The debt outstanding as of December 31, 2011 is principally comprised of $3,182.0 million secured primarily under our senior secured credit facility and $5,871.2 million in unsecured senior notes.
As of December 31, 2011, we had approximately $978.6 million of restricted payment capacity as governed by our credit facility, which limits the amount of dividends we may distribute. We build additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. We will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.
We are parties to four pay fixed, receive variable interest rate swap agreements. These agreements are designated as cash flow hedges and serve to mitigate the interest rate risk inherent in our variable rate senior secured credit facilities. The original swap agreements had a maturity date of July 17, 2013. During December 2010, we modified the agreements to extend their maturities to match the senior secured credit facility debt they hedge. We also re-priced the swap agreements, resulting in cash interest savings of $11.8 million for the year ended December 31, 2011, as compared to the same period in 2010. See Note 2 for additional information regarding our interest rate swaps.
Debt Covenants and Amendments
The terms of our senior secured credit facilities and indentures, issued by Windstream, include customary covenants that, among other things, require us to maintain certain financial ratios, restrict our ability to incur additional indebtedness and limit certain cash payments, including our dividend payments. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. The terms of the indentures assumed in connection with the acquisition of PAETEC, include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0.

On February 9, 2012, we announced that we are seeking to amend and restate our existing senior secured credit facilities to, among other things, provide for the incurrence of $280.0 million of additional term loans, the proceeds of which will be used to partially repay the credit facility revolver (without any reduction in commitments); extend the maturity of certain existing term loans; provide for the ability to refinance and extend the maturity of any term loan or revolving loan with the consent of the affected lenders; and modify certain other definitions and provisions. We expect to complete the amendment and restatement, subject to the receipt of required consents and other customary conditions, in February 2012.
On August 11, 2011, in connection with our acquisition of PAETEC, we amended our senior secured credit agreement to, among other things, (i) permit the issuance of bridge loans, (ii) permit the issuance and repayment of escrow notes, (iii) waive guaranty and security requirements with regard to PAETEC and its subsidiaries, (iv) delete the capital expenditures covenant and (v) waive any breach due to the change of control provisions under PAETEC's outstanding notes. In addition, we amended the security agreement to, among other things, waive the obligation to grant security on accounts relating to escrow notes and the proceeds of notes held in such accounts.
On September 17, 2010, we amended our credit facility to permit the signing of rural broadband stimulus grant agreements with the Rural Utilities Service. We also increased the size of our secured leverage capacity. Specifically, we increased the size of the secured incremental facility basket from $800.0 million to $1.6 billion. We are required to show pro-forma compliance with a secured debt leverage ratio of 2.25 to 1.0 in order to borrow in excess of the first $800.0 million of the $1.6 billion basket. On March 18, 2011, we increased the capacity under our senior secured revolving credit facility from $750.0 million to $1,250.0 million. We had approximately $319.1 million of availability under our senior secured revolving credit facility and can request up to an additional $850.0 million of commitments, loans or other extensions of credit under the optional incremental facility of our credit agreement.
Scheduled principal payments for debt outstanding as of December 31, 2011 for each of the twelve month periods ended December 31, 2012, 2013, 2014, 2015 and 2016 were $193.9 million, $1,254.0 million, $10.9 million, $2,091.5 million and $0.1 million, respectively. Scheduled principal payments remaining after 2016 are $5,451.6 million.
Certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2011, we were in compliance with all such covenants and restrictions.

Our senior secured credit facility and Windstream indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with our debt covenants and were calculated as follows:

(Millions, except ratios)	December 31, 2011
Gross leverage ratio:
Total debt	$9,150.4
Operating income, last twelve months	$968.0
Depreciation and amortization, last twelve months	847.5
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	583.7
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$2,399.2
Leverage ratio (b)	3.81
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,399.2
Interest expense, last twelve months	$558.3
Adjustments required by the credit facilities and indentures (c)	112.5
Adjusted interest expense	$670.8
Interest coverage ratio (d)	3.58
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility and indentures primarily consist of the inclusion of PAETEC's preacquisition operating income before depreciation and amortization, pension and stock-based compensation expense and non-recurring merger, integration and restructuring charges.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)
Adjustments required by the credit facility and indentures primarily consist of the inclusion of interest expense related to the remaining debt assumed in connection with the acquisition of PAETEC as if it were assumed on January 1, 2011, capitalized interest and amortization of the discount on long-term debt, net of premiums.

(d)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.
Credit Ratings
As of February 16, 2012, Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings had granted us the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B+	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Stable	Stable	Stable

Factors that could affect our short and long-term credit ratings would include, but are not limited to, a material decline in our operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If our credit ratings were to be downgraded, we might incur higher interest costs on future borrowings, and our access to the public capital markets could be adversely affected. Our exposure to interest risk is further discussed in the Market Risk section below. A downgrade in our current short or long-term credit ratings would not accelerate scheduled principal payments of our existing long-term debt, as discussed further in Note 5. Our next significant scheduled debt maturity is in 2013.

Off-Balance Sheet Arrangements
We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.
Contractual Obligations and Commitments
Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2011:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$193.9	$1,264.9	$2,091.6	$5,451.6	$9,002.0
Interest payments on long-term debt obligations (b)	617.0	1,084.8	945.0	1,325.0	3,971.8
Capital leases (c)	18.2	26.8	3.7	2.6	51.3
Operating leases (d)	175.6	225.1	100.1	77.0	577.8
Purchase obligations (e)	265.2	189.1	—	—	454.3
Other long-term liabilities and commitments (f) (g) (h) (i)	55.1	103.5	141.4	2,212.7	2,512.7
Total contractual obligations and commitments	$1,325.0	$2,894.2	$3,281.8	$9,068.9	$16,569.9

(a)	Excludes $97.2 million of unamortized premiums (net of discounts) included in long-term debt at December 31, 2011.

(b)	Variable rates on tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.40 percent at December 31, 2011.

(c)	Capital leases include non-cancellable leases, consisting principally of leases for facilities and equipment.

(d)	Operating leases consist of non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

(e)
Purchase obligations include open purchase orders not yet receipted and amounts payable under non-cancellable contracts. The portion attributable to non-cancellable contracts primarily represents agreements for network capacity and software licensing.

(f)
Other long-term liabilities and commitments primarily consist of deferred tax liabilities, pension and other postretirement benefit obligations, interest rate swaps, asset retirement obligations and long-term deferred revenue.

(g)
Excludes $21.4 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2011 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur.

(h)
Includes $30.5 million and $5.8 million in current portion of interest rate swaps and pension and postretirement benefit obligations, respectively that were included in current portion of interest rate swaps and other current liabilities at December 31, 2011.

(i)
Although no additional pension contribution is required in 2012, contributions may be required in future years, or we could make a contribution on a voluntary basis. Due to uncertainties inherent in the pension funding calculation, the amount and timing of any remaining contributions are unknown and therefore have been reflected as due in more than 5 years.

See "Debt Covenants and Amendments" for information regarding our debt covenants. See Notes 2, 5, 6, 8, 12, 13 and 15 for additional information regarding certain of the obligations and commitments listed above.

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
Interest Rate Risk
We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates we are charged under our senior secured credit facility. Under our current policy, we enter into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of our total debt outstanding. For a detailed discussion of our interest rate swap agreements, see "Financial Condition, Liquidity and Capital Resources".
We have established policies and procedures for risk assessment and the approval, reporting and monitoring of interest rate swap activity. We do not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.
As of December 31, 2011, the unhedged portion of our variable rate senior secured credit facility was $1,411.2 million, or approximately 15.8 percent of our total outstanding long-term debt. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $14.1 million. Actual results may differ from this estimate.
Equity Risk

In general, we hold available cash in FDIC-insured demand depository accounts. However, occasionally we will utilize money market funds available in the investment portals of various financial institutions to invest our cash on hand in short-term securities. These financial institutions are generally a party to our existing credit facility. These monies have been invested in both taxable funds as well as tax-exempt municipal funds, and investments will often be moved between these two types of securities depending on their respective yields. These monies are all invested in AAA rated funds with same day access, and thus are highly liquid. The money market funds are primarily comprised of fixed income investments and have minimal equity risk.
In addition, we have exposure to market risk through our pension plan investments. During 2011, the fair market value of these investments increased from $870.5 million to $948.9 million due to stock contributions during the first and third quarters of $135.8 million and return on assets held of $20.2 million, or 2.3 percent. These increases were partially offset by routine benefit payments of $59.1 million and lump sum payments and administrative expenses of $17.6 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan. See "Critical Accounting Policies - Pension and Other Benefits" for a discussion of the sensitivity of our pension expense.
Foreign Currency Risk
Although we do not operate in foreign countries, our pension plan invests in international securities. As of December 31, 2011 approximately $86.0 million or 9.1 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure.
Reconciliation of non-GAAP financial measures
From time to time, we will reference certain non-GAAP measures in our filings. Management’s purpose for including these measures is to provide investors with measures of performance that management uses in evaluating the performance of the business. These non-GAAP measures should not be considered in isolation or as a substitute for measures of financial performance reported under GAAP. Following is a reconciliation of non-GAAP financial measures to the most closely related financial measure reported under GAAP referenced in this filing.

Operating income before depreciation and amortization to GAAP operating income:

(Millions)	2011	2010
Operating income	$968.0	$1,033.5
Depreciation and amortization	847.5	693.7
OIBDA (a)	$1,815.5	$1,727.2	5%

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
Revenue Recognition
We recognize revenues and sales as services are rendered or as products are sold in accordance with authoritative guidance on revenue recognition. Service revenues are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including interconnection, long distance and enhanced service revenues are recognized monthly as services are provided. Revenue from sales of indefeasible rights to use fiber optic network facilities ("IRUs") and the related telecommunications network maintenance arrangements is generally recognized over the term of the related lease or contract. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers. Fees assessed to communications customers for service activation are deferred upon service activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with authoritative guidance on multiple element arrangements. Certain costs associated with activating such services are deferred and recognized as an operating expense over the same period.
We recognize certain revenues pursuant to various cost recovery programs from state and federal USF and from revenue sharing arrangements with other local exchange carriers administered by the National Exchange Carrier Association. Revenues are calculated based on our investment in our network and other network operations and support costs. We have historically collected the revenues recognized through this program; however, adjustments to estimated revenues in future periods are possible. These adjustments could be necessitated by adverse regulatory developments with respect to these subsidies and revenue sharing arrangements, changes in the allowable rates of return, the determination of recoverable costs, or decreases in the availability of funds in the programs due to increased participation by other carriers.
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
Pension Benefits
The annual costs of providing pension benefits are based on certain key actuarial assumptions, including the expected return on plan assets, discount rate and healthcare cost trend rate. Our projected net pension income for 2012, which is estimated to be approximately $5.2 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 8.0 percent and a discount rate of 4.64 percent. If returns vary from the expected rate of return or there is a change in the discount rate, the estimated net pension income could vary. In developing the expected long-term rate of return assumption, we considered the plan's historical rate of return, as well as input from our investment advisors. Historical returns of the plan were 9.79 percent since 1975, including periods in which it was sponsored by Alltel. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 55.0 percent to equities, 35.0 percent to fixed income assets and 10.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 8.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 8.0 percent to 7.5 percent) would result in a decrease in our projected pension income of approximately $4.6 million in 2012.
The discount rate selected is based on a hypothetical yield curve and associated spot rate curve adjusted to reflect the expected cash outflows for pension benefit payments. The yield curve incorporates actual high-quality corporate bonds across the full maturity spectrum and is developed from yields on Aa-graded, non-callable/putable bonds. The discount rate determined on this basis was 4.64 percent at December 31, 2011. Lowering the discount rate by 25 basis points (from 4.64 percent to 4.39 percent) would result in an increase in our projected pension income of approximately $0.9 million and an increase in our pension obligation of $39.2 million in 2012. We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from the various actuarial assumptions, including changes in our pension obligation, as pension expense or income in the fourth quarter each year.

Effective during the fourth quarter, we changed our method of recognizing actuarial gains and losses for pension benefits to recognize actuarial gains and losses in our operating results in the year in which the gains and losses occur. Historically, we have recognized actuarial gains and losses as a component of accumulated other comprehensive income in our consolidated balance sheets on an annual basis and amortized unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor were amortized into operating results over the average future service life of active employees in these plans. These gains and losses are measured annually as of December 31st and accordingly will be recorded during the fourth quarter. This change will improve transparency in our financial results by more quickly recognizing the effects of economic and interest rate trends on plan investments and assumptions. We have applied these changes retrospectively, adjusting all prior periods presented (see Note 2).
The Pension Protection Act of 2006 (“PPA”) was signed into law on August 17, 2006. In general, PPA changed the rules governing the minimum contribution requirements for funding a qualified pension plan on an annual basis without paying excise tax penalties. Among other requirements, PPA changed the assumptions used to calculate the minimum lump-sum benefit payments, and applied benefit restrictions to plans below certain funding levels. PPA made permanent certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) that were scheduled to expire in 2010. EGTRRA increased the maximum amount of benefits that a qualified defined benefit pension plan could pay and increased the maximum compensation amount allowed for determining benefits for qualified pension plans. We are complying with PPA provisions. As a result of the $135.8 million contribution in 2011, the qualified pension was at least 80.0 percent funded for the 2011 plan year, resulting in no benefit restrictions. The assumptions selected as of December 31, 2011, for financial reporting purposes, for the qualified pension plan reflected the PPA impact. Future contributions to the plan are dependent on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the qualified pension plan.
See Notes 2 and 8 for additional information on our pension plans.
Useful Lives of Assets
The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Our regulated operations use a group composite depreciation method. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the plant. With the assistance of outside expertise, we completed an analysis of the depreciable lives of assets held for certain subsidiaries in 2012. Accordingly, we will implement new depreciation rates beginning in the first quarter of 2012, for those subsidiaries. We expect the change to result in an increase in depreciation expense of $67.0 million in 2012.
Goodwill and Other Indefinite-lived Intangibles
In accordance with authoritative guidance on goodwill and intangibles other than goodwill, we test our goodwill for impairment at least annually, or whenever indicators of impairment arise. This guidance requires write-downs of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. We assess the impairment of our goodwill by evaluating the carrying value of our shareholders’ equity against the current fair market value of our outstanding equity, where the fair market value of our equity is equal to our current market capitalization plus a control premium estimated to be 20.0 percent through the review of recent market observable transactions involving wireline telecommunication companies. If the fair value is less than its carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.
We perform our impairment analysis on January 1st of each year. During 2011, 2010 and 2009, no write-downs in the carrying values of either goodwill or indefinite-lived intangible assets were required based on their calculated fair values. Effective January 1, 2011, we determined that we had two reporting units to test for impairment (1) the data center reporting unit representing the Hosted Solutions business acquired on December 2, 2010 and (2) a reporting unit including the remaining Windstream operations. Reducing our January 1, 2011 market capitalization by 90.0 percent would not have resulted in an impairment of the carrying value of goodwill. Due to the close proximity of the Hosted Solutions business combination to our annual impairment assessment date, we determined that the fair value of goodwill for the data center reporting unit equaled the carrying value as of January 1, 2011 in that there were no changes in fact or circumstances between the acquisition date and January 1, 2011 that would indicate a change in value. Changes in the key assumptions used in the impairment analysis due to changes in market conditions could adversely affect the calculated fair values of goodwill and other indefinite-lived intangible assets, materially affecting the carrying value of these assets and our future consolidated operating results.
See Notes 2 and 4 for additional information on our goodwill and other indefinite-lived intangibles.
Derivative Instruments
We account for our derivative instruments using authoritative guidance for disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge and requires recognition of all derivative instruments at fair value. Accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of hedges should be recorded as a component of other comprehensive income in the current period. Changes in fair values of the derivative instruments not qualifying as hedges, or of any ineffective portion of hedges, should be recognized in earnings in the current period.
While authoritative guidance permits designating existing derivatives with non-zero fair values in a new cash flow hedge, we will be unable to assume perfect effectiveness and will need to establish that the new hedge relationship is expected to be “highly effective” as the non-zero fair value element to the new hedge relationship introduces a source of ineffectiveness that we must assess and measure. Due to the presence of the off-market, or financing element in the newly designated hedge, it is not appropriate to apply the short-cut method or the critical-terms-match method (qualitative assessment techniques), but instead the long-haul method must be used. The effectiveness of our cash flow hedges is assessed each quarter using the “Perfect Hypothetical Interest Rate Swap Method”. This method measures hedge ineffectiveness based on a comparison of the fair value of the actual interest rate swap and the fair value of a hypothetical interest rate swap with terms that identically match the critical terms of the debt being hedged.
Changes in the fair value of the designated portion of our derivative instruments are reported as a component of other comprehensive income (loss) in the current period and will be reclassified into earnings as the hedged transaction affects earnings. Changes in the fair value of the de-designated portions are recognized in other income (expense), net. We settle interest payments on our swaps based on the LIBOR rate. We do not expect any changes in the effectiveness of its swaps due to counterparty risk or further prepayment of hedged items, but any such changes could increase the ineffective portion of the swaps. An increase in the value of the ineffective portion of its swaps either through further de-designation of existing swaps or through further decreases in the LIBOR rate could have an adverse impact on our future earnings .See Notes 2, 5 and 6 for additional information on our derivative instruments.
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

Recently Issued Authoritative Guidance
The following authoritative guidance will be adopted by us in the reporting period indicated. This authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Fair Value Measurements (first quarter of 2012)

•	Goodwill Impairment (first quarter of 2012)

•	Balance Sheet Offsetting (first quarter of 2013)
Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward looking statements include, but are not limited to, statements about expected levels of support from universal service funds or other government programs, expected rates of loss of access lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.
Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

•	the impact of new, emerging or competing technologies;

•
the uncertainty regarding the implementation of the Federal Communications Commission's ("FCC") rules on intercarrier compensation in 2011, and the potential for the adoption of further rules by the FCC or Congress on intercarrier compensation and/or universal service reform proposals that result in a significant loss of revenue to us;

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•
for certain operations where we lease facilities from other carriers, adverse effects on the availability, quality of service and price of facilities and services provided by other carriers on which our services depend;

•	the availability and cost of financing in the corporate debt markets;

•	the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	unfavorable results of litigation;

•	continued access line loss;

•	unfavorable rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

•	the effects of work stoppages;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate;

•	and those additional factors under the caption “Risk Factors” in Item 1A of this annual report.
In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties that may affect our future results included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other filings with the Securities and Exchange Commission at www.sec.gov.

SELECTED FINANCIAL DATA

(Millions, except per share amounts in thousands)	2011	2010	2009	2008	2007
Revenues and sales	$4,285.7	$3,710.7	$2,996.3	$3,170.2	$3,243.7
Operating income	968.0	1,033.5	1,060.6	741.6	1,204.5
Other (expense) income, net	(0.1)	(3.5)	(1.1)	2.1	11.1
Gain on sale of directory publishing business and other assets	—	—	—	—	451.3
Loss on extinguishment of debt	(136.1)	—	—	—	—
Interest expense	(558.3)	(521.7)	(410.2)	(416.4)	(444.4)
Income from continuing operations before income taxes	273.5	508.3	649.3	327.3	1,222.5
Income taxes	101.1	195.6	250.8	133.5	272.4
Income from continuing operations	172.4	312.7	398.5	193.8	950.1
Discontinued operations, including tax expense (benefit) of $0, ($10.6) and $0.5, for 2011, 2008 and 2007, respectively	(0.1)	—	—	(22.2)	0.7
Net income	$172.3	$312.7	$398.5	$171.6	$950.8
Basic and diluted earnings per share:
From continuing operations	$.33	$.66	$.91	$.43	$2.00
From discontinued operations	—	—	—	(.05)	—
Net income	$.33	$.66	$.91	$.38	$2.00
Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Balance sheet data
Total assets	$14,392.1	$11,303.9	$9,113.7	$7,988.4	$8,220.2
Total long-term debt (including current maturities)	$9,053.2	$7,365.5	$6,295.2	$5,382.5	$5,355.5
Total equity	$1,498.1	$831.0	$255.9	$254.6	$710.1
Notes to Selected Financial Information:

•
Explanations for significant events affecting our historical operating trends during the periods 2009 through 2011 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

•
Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits. We have retrospectively adjusted financial information for all prior periods presented to reflect our voluntary change in accounting principle for pension benefits. See Notes 2 and 8 to the consolidated financial statements.

•
During 2007, we incurred $4.6 million in restructuring costs from a workforce reduction plan and the announced realignment of our business operations and customer service functions intended to improve overall support to our customers. Of these charges, $4.1 million was paid in cash during the year. In addition, we incurred $3.7 million in transaction costs to complete the split off of our directory publishing business and incurred approximately $1.3 million in rebranding costs associated with the acquisition of CTC.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
Our management is responsible for the integrity and objectivity of all financial information included in this Financial Supplement. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements include amounts that are based on the best estimates and judgments of management. All financial information in this Financial Supplement is consistent with that in the consolidated financial statements.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinion on those financial statements.
The Audit Committee of the Board of Directors, which oversees our financial reporting process on behalf of the Board of Directors, is composed entirely of independent directors (as defined by the NASDAQ Global Select Market). The Audit Committee meets periodically with management, the independent registered public accounting firm and the internal auditors to review matters relating to our financial statements and financial reporting process, annual financial statement audit, engagement of independent registered public accounting firm, internal audit function, system of internal controls, and legal compliance and ethics programs as established by our management and the Board of Directors. The internal auditors and the independent registered public accounting firm periodically meet alone with the Audit Committee and have access to the Audit Committee at any time.
Dated February 22, 2012

Jeffery R. Gardner	Anthony W. Thomas
President and Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2011.
As allowed by SEC guidance, management has excluded the operations of PAETEC Holding Corp., our wholly-owned subsidiary, from its assessment of internal control over financial reporting as of December 31, 2011, because it was acquired by us in a recently completed 2011 purchase business combination. The operations of PAETEC Holding Corp., represent approximately 19.2 percent of our consolidated total assets and 4.2 percent of our consolidated revenues and sales, as of and for the year ended December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Dated February 22, 2012

Jeffery R. Gardner	Anthony W. Thomas
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Windstream Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, in 2011 the Company has changed its method of accounting for pension benefits. All periods have been retroactively restated for this accounting change.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management's Report on Internal Control over Financial Reporting, management has excluded PAETEC Holding Corp. from its assessment of internal control over financial reporting as of December 31, 2011, because it was acquired by the Company in a purchase business combination during 2011. We have also excluded PAETEC Holding Corp. from our audit of internal control over financial reporting. PAETEC Holding Corp. is a wholly-owned subsidiary whose assets and revenues and sales represent approximately 19.2 percent of the Company's consolidated total assets and 4.2 percent of the Company's consolidated revenues and sales, as of and for the year ended December 31, 2011.

/s/PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 22, 2012

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

(Millions, except per share amounts)	2011	2010	2009
Revenues and sales:
Service revenues	$4,156.5	$3,621.4	$2,872.5
Product sales	129.2	89.3	123.8
Total revenues and sales	4,285.7	3,710.7	2,996.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,685.1	1,327.7	934.2
Cost of products sold	105.3	74.9	107.5
Selling, general, and administrative	608.7	495.9	324.1
Depreciation and amortization	847.5	693.7	538.3
Merger, integration and restructuring costs	71.1	85.0	31.6
Total costs and expenses	3,317.7	2,677.2	1,935.7
Operating income	968.0	1,033.5	1,060.6
Other expense, net	(0.1)	(3.5)	(1.1)
Loss on early extinguishment of debt	(136.1)	—	—
Interest expense	(558.3)	(521.7)	(410.2)
Income from continuing operations before income taxes	273.5	508.3	649.3
Income taxes	101.1	195.6	250.8
Income from continuing operations	172.4	312.7	398.5
Discontinued operations, net of tax	(0.1)	—	—
Net income	$172.3	$312.7	$398.5
Basic and diluted earnings per share:
From continuing operations	$.33	$.66	$.91
From discontinued operations	—	—	—
Net income	$.33	$.66	$.91

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,

(Millions)	2011	2010	2009
Net income	$172.3	$312.7	$398.5
Other comprehensive income:
Interest rate swaps:
Changes in designated interest rate swaps	(32.5)	3.1	33.6
Amortization of unrealized losses on de-designated interest rate swaps	49.0	4.9	—
Income tax expense	(6.3)	(3.1)	(13.2)
Unrealized holding gains on interest rate swaps	10.2	4.9	20.4
Postretirement plan:
Prior service credit arising during the period	—	1.5	54.8
Change in net actuarial (loss) gain for employee benefit plans	(2.1)	(13.0)	11.0
Gain from plan amendment	37.6	—	—
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	1.0	0.6	—
Amortization of prior service credits	(10.7)	(8.3)	(3.2)
Income tax (expense) benefit	(9.9)	8.9	(25.6)
Change in postretirement plan	15.9	(10.3)	37.0
Defined benefit pension plans:
Amounts included in net periodic benefit cost:
Amortization of prior service credits	(0.1)	(0.1)	(0.1)
Income tax expense	—	—	—
Change in pension plan	(0.1)	(0.1)	(0.1)
Change in employee benefit plans	15.8	(10.4)	36.9
Other comprehensive income (loss)	26.0	(5.5)	57.3
Comprehensive income	$198.3	$307.2	$455.8

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31,
(Millions, except par value)

Assets	2011	2010
Current Assets:
Cash and cash equivalents	$227.0	$42.3
Restricted cash	21.7	—
Accounts receivable (less allowance for doubtful
accounts of $29.9 and $27.8, respectively)	658.3	373.9
Income tax receivable	124.1	—
Inventories	76.5	52.5
Deferred income taxes	232.1	44.8
Prepaid income taxes	15.3	62.9
Prepaid expenses and other	102.0	60.7
Assets held for sale	61.4	50.6
Total current assets	1,518.4	687.7
Goodwill	4,301.7	3,671.2
Other intangibles, net	2,685.3	2,038.5
Net property, plant and equipment	5,708.1	4,764.2
Other assets	178.6	142.3
Total Assets	$14,392.1	$11,303.9
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$213.7	$139.2
Current portion of interest rate swaps	30.5	35.4
Accounts payable	296.0	151.3
Advance payments and customer deposits	240.4	150.2
Accrued dividends	148.0	126.5
Accrued taxes	117.9	81.3
Accrued interest	161.8	173.9
Other current liabilities	251.2	132.2
Total current liabilities	1,459.5	990.0
Long-term debt and capital lease obligations	8,936.7	7,186.6
Deferred income taxes	1,851.5	1,696.2
Other liabilities	646.3	600.1
Total liabilities	12,894.0	10,472.9
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
586.3 and 504.3 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,496.1	855.0
Accumulated other comprehensive income (loss)	1.9	(24.1)
Retained earnings	—	—
Total shareholders’ equity	1,498.1	831.0
Total Liabilities and Shareholders’ Equity	$14,392.1	$11,303.9

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2011	2010	2009
Cash Provided from Operations:
Net income	$172.3	$312.7	$398.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	847.5	693.7	538.3
Provision for doubtful accounts	48.5	48.9	44.0
Stock-based compensation expense	24.1	17.0	17.4
Pension expense (income)	166.8	54.1	(23.8)
Deferred income taxes	175.5	125.1	119.8
Unamortized net discount on retired debt	21.2	—	—
Amortization of unrealized losses on de-designated interest rate swaps	49.1	0.6	0.6
Gain from postretirement plan termination	(14.7)	—	—
Other, net	11.5	14.8	10.7
Pension contribution	—	(41.7)	(3.3)
Changes in operating assets and liabilities, net
Accounts receivable	(64.3)	(42.8)	(3.4)
Income tax receivable	(124.1)	—	—
Prepaid income taxes	57.1	(46.6)	0.3
Prepaid expenses and other	(5.6)	4.7	(1.6)
Accounts payable	23.5	(18.1)	(1.7)
Accrued interest	(99.1)	26.6	4.4
Accrued taxes	0.7	(10.1)	12.6
Other current liabilities	(30.3)	(1.1)	(1.0)
Other liabilities	(4.4)	(30.3)	(11.7)
Other, net	(26.5)	(16.2)	9.5
Net cash provided from operations	1,228.8	1,091.3	1,109.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(702.0)	(412.0)	(286.9)
Broadband network expansion funded by stimulus grants	(21.7)	—	—
Acquisition of D&E, net of cash acquired	—	—	(56.6)
Acquisition of Lexcom, net of cash acquired	—	—	(138.7)
Acquisition of NuVox, net of cash acquired	—	(198.4)	—
Acquisition of Iowa Telecom, net of cash acquired	—	(253.6)	—
Acquisition of Hosted Solutions, net of cash acquired	—	(312.8)	—
Acquisition of Q-Comm, net of cash acquired	—	(279.1)	—
Cash acquired from PAETEC	71.4	—	—
Changes in restricted cash	(11.9)	—	—
Grant funds received for broadband stimulus projects	4.0	—	—
Other, net	8.0	1.6	0.6
Net cash used in investing activities	(652.2)	(1,454.3)	(481.6)
Cash Flows from Financing Activities:
Dividends paid on common shares	(509.6)	(464.6)	(437.4)
Stock repurchase	—	—	(121.3)
Repayment of debt	(4,780.3)	(1,715.0)	(356.6)
Proceeds of debt issuance	4,922.0	1,562.0	1,083.6
Debt issuance costs	(30.6)	(21.8)	(33.8)
Other, net	6.6	(18.2)	3.8
Net cash (used in) provided from financing activities	(391.9)	(657.6)	138.3
Increase (decrease) in cash and cash equivalents	184.7	(1,020.6)	766.3
Cash and Cash Equivalents:
Beginning of period	42.3	1,062.9	296.6
End of period	$227.0	$42.3	$1,062.9
Supplemental Cash Flow Disclosures:
Interest paid	$601.9	$493.3	$395.5
Income taxes (refunded) paid, net	$(11.1)	$120.6	$118.7

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2008	$124.1	$(75.9)	$206.3	$254.5
Net income	—	—	398.5	398.5
Other comprehensive income, net of tax:
Change in employee benefit plans	—	36.9	—	36.9
Changes in designated interest rate swaps	—	20.4	—	20.4
Comprehensive income	—	57.3	398.5	455.8
Stock repurchase	(121.3)	—	—	(121.3)
Stock-based compensation expense	17.4	—	—	17.4
Taxes withheld on vested restricted stock and other	(8.6)	—	—	(8.6)
Stock issued to D&E shareholders (See Note 3)	94.6	—	—	94.6
Dividends of $1.00 per share declared to stockholders	—	—	(436.5)	(436.5)
Balance at December 31, 2009	$106.2	$(18.6)	$168.3	$255.9
Net income	—	—	312.7	312.7
Other comprehensive income (loss), net of tax:
Change in employee benefit plans	—	(10.4)	—	(10.4)
Amortization of unrealized losses on de-designated interest rate swaps	—	3.0	—	3.0
Changes in designated interest rate swaps	—	1.9	—	1.9
Comprehensive income (loss)	—	(5.5)	312.7	307.2
Stock-based compensation expense	17.0	—	—	17.0
Stock issued to NuVox shareholders (See Note 3)	185.0	—	—	185.0
Stock issued to Iowa Telecom shareholders (See Note 3)	280.8	—	—	280.8
Stock issued to Q-Comm shareholders (See Note 3)	271.6	—	—	271.6
Taxes withheld on vested restricted stock and other	(4.5)	—	—	(4.5)
Dividends of $1.00 per share declared to stockholders	(1.0)	—	(481.0)	(482.0)
Balance at December 31, 2010	$855.1	$(24.1)	$—	$831.0
Net income	—	—	172.3	172.3
Other comprehensive income (loss), net of tax:
Change in employee benefit plans	—	15.8	—	15.8
Amortization of unrealized losses on de-designated interest rate swaps	—	30.3	—	30.3
Changes in designated interest rate swaps	—	(20.1)	—	(20.1)
Comprehensive income	—	26.0	172.3	198.3
Stock-based compensation expense	24.1	—	—	24.1
Stock options exercised	2.3	—	—	2.3
Stock issued to PAETEC shareholders (See Note 3)	842.0	—	—	842.0
Stock issued to pension plan (See Note 8)	135.8	—	—	135.8
Taxes withheld on vested restricted stock and other	(4.4)	—	—	(4.4)
Dividends of $1.00 per share declared to stockholders	(358.7)	—	(172.3)	(531.0)
Balance at December 31, 2011	$1,496.2	$1.9	$—	$1,498.1

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis for Presentation:

Unless the context requires otherwise, the use of the terms “Windstream,” “we,” “us” and “our” in this Annual Report on Form 10-K refers to Windstream Corporation and its consolidated subsidiaries.

Description of the Business - We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 21 data centers offering managed services and cloud computing.

Basis of Presentation – The preparation of financial statements, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net or comprehensive income.

2. Summary of Significant Accounting Policies and Changes:
Significant Accounting Policies

Consolidation of Financial Statements – Our consolidated financial statements include our accounts and the accounts of our subsidiaries. All affiliated transactions have been eliminated.
Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.
Restricted Cash – Restricted cash consists of cash restricted for uses other than current operations. We have placed cash into pledged deposit accounts for our share of committed spend on construction contracts currently under review by the Rural Utilities Service (“RUS”) for broadband stimulus grants. Changes in the restricted cash balances are reflected as cash inflows or outflows in the investing activities section of the statement of cash flows. Additionally, in connection with the acquisition of PAETEC Holding Corp. ("PAETEC"), we assumed responsibility for letter of credit agreements between PAETEC and their financial institution.  These letter of credit agreements, which require cash collateral, relate to contracts entered into by PAETEC in the normal course of business. Approximately $9.9 million was remaining in restricted cash associated with these letters of credit at December 31, 2011.
Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, we consider a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions and a specific customer’s ability to meet its financial obligations. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services of $98.2 million and $35.2 million at December 31, 2011 and 2010, respectively.
Inventories – Inventories consist of finished goods and are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation.
Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets consist of prepaid services, rent insurance, maintenance contracts and refundable deposits. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

Broadband Stimulus Spend – Capital expenditures related to the broadband stimulus grants are initially recorded to construction in progress. A receivable totaling 75 percent of the gross spend, representing the expected reimbursement from the RUS, is recorded during the same period, offsetting the amounts recorded in construction in progress. The resulting balance sheet presentation reflects our 25 percent investment in these assets in property, plant and equipment. Once an asset is placed into service, depreciation is calculated and recorded based on our 25 percent investment in the equipment. Initial outflows to purchase stimulus-related assets are reflected in the investing activities section of the cash flows statement. Grant funds received from the RUS are shown as inflows in the investing activities section of the statement of cash flows.
Assets Held For Sale – On November 30, 2011, we reclassified $10.7 million of assets and $3.5 million of liabilities of the energy business acquired in conjunction with the acquisition PAETEC to assets held for sale and liabilities related to assets held for sale, respectively, and are presented in assets held for sale and other current liabilities, respectively, in the accompanying consolidated balance sheet. During 2010, we reclassified $16.6 million of wireless assets acquired from D&E Communications, Inc. (“D&E”) and $34.0 million of wireless licenses acquired from Iowa Telecommunications Services, Inc. (“Iowa Telecom”) to assets held for sale. On October 26, 2010, we entered into a definitive agreement to sell the wireless assets acquired from D&E for approximately $22.0 million. As a result of this transaction, we will recognize a gain of $5.4 million upon completion. We have received necessary regulatory approvals, and the transaction is expected to close in the first quarter of 2012. On March 17, 2011, we entered into a definitive agreement to sell the Iowa Telecom assets for approximately $34.5 million, which will result in a gain of $0.5 million upon completion. The transaction is expected to close in the first quarter of 2012.
Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. We have acquired identifiable intangible assets through our acquisition of interests in various wireline properties. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. Effective January 1, 2011, we determined that we have two reporting units to test for impairment: (1) the data center reporting unit representing the Hosted Solutions Acquisitions, LLC (“Hosted Solutions”) business acquired on December 1, 2010 and (2) the telecommunications reporting unit including our remaining operations. We assessed impairment of goodwill by evaluating the carrying value of our shareholders’ equity against the current fair market value of our outstanding equity, where the fair market value of our equity is equal to current market capitalization plus a control premium estimated to be 20.0 percent, less the fair value attributable to Hosted Solutions as discussed below. The fair market value of our equity, both including and excluding the control premium, exceeded our goodwill carrying value as of January 1, 2011, even after taking into consideration the data center reporting unit. Due to the close proximity of the Hosted Solutions business combination to our annual impairment assessment date, we determined that the fair value of goodwill for the data center reporting unit equaled the carrying value as of January 1, 2011 in that there were no changes in facts or circumstances between the acquisition date of December 1, 2010 and January 1, 2011 which would indicate a change in value.
Effective January 1, 2009, we prospectively changed our estimate of useful life for our wireline franchise rights from indefinite-lived to 30 years primarily due to the effects of increasing competition. Commensurate with this change, we reviewed our franchise rights for impairment by comparing the fair value of the franchise rights based on the discounted cash flows of the acquired operations to their carrying amount, and noted that no impairment existed as of January 1, 2009. As a result of this change, amortization expense increased by $32.3 million in 2009 calculated on a straight-line basis, and net income decreased $19.8 million or $0.05 per share in 2009.
Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of central office equipment, office and warehouse facilities, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery, other equipment and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Depreciation expense amounted to $626.9 million in 2011, $539.6 million in 2010 and $457.4 million in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2011	2010
Land		$45.5	$34.8
Building and improvements	3-40 years	621.2	561.5
Central office equipment	3-40 years	4,945.5	4,449.4
Outside communications plant	7-47 years	5,822.5	5,332.1
Furniture, vehicles and other equipment	3-23 years	1,031.1	691.7
Construction in progress		297.4	184.7
		12,763.2	11,254.2
Less accumulated depreciation		(7,055.1)	(6,490.0)
Net property, plant and equipment		$5,708.1	$4,764.2

Our regulated operations use a group composite depreciation method. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the plant. For our non-regulated operations, when depreciable plant is retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the plant accounts, with the corresponding gain or loss reflected in operating results.
We capitalize interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $6.8 million in 2011, $2.1 million in 2010 and $1.7 million in 2009.
Asset Retirement Obligations – We recognize asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and on accounting for conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Our asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if we exit them and to properly dispose of our chemically-treated telephone poles at the time they are removed from service and to restore certain leased properties to their previous condition upon exit. These asset retirement obligations totaled $50.2 million and $41.7 million as of December 31, 2011 and 2010, respectively, and are included in other long term liabilities in the accompanying consolidated balance sheets.
Derivative Instruments – We account for our derivative instruments using authoritative guidance for disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge, and requires recognition of all derivative instruments at fair value. Accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges should be recorded as a component of other comprehensive income in the current period. Changes in fair values of the derivative instruments not qualifying as hedges, or of any ineffective portion of hedges, should be recognized in earnings in the current period.
In 2006, due to the interest rate risk inherent in the variable rate senior secured credit facilities, we entered into four pay fixed, receive variable interest rate swap agreements, designated as a cash flow hedge, with a maturity on July 17, 2013. The counterparty for each of the swap agreements is a bank with a current credit rating at or above A. The variable rate we received on the swaps was the three-month LIBOR (London-Interbank Offered Rate), which was 0.29 percent at December 31, 2010. The weighted-average fixed rate paid by us was 5.604 percent. On October 19, 2009, we completed an amendment and restatement of our credit facility and as part of this amendment the maturity date associated with a portion of term loan B was extended.
In December of 2010, we renegotiated the four interest rate swap agreements. The modified swaps, commonly referred to as blend and extends, will amortize quarterly to a notional value of $900.0 million in 2013, where it will remain until maturity on October 17, 2015 ($1,018.7 million as of December 31, 2011) and the weighted average fixed rate paid by us was lowered to 4.553 percent effective January 17, 2011. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR. Our interest rate swap agreements are designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on Tranche B of the senior secured credit facilities, which has varying maturity dates from July 17, 2013 to December 17, 2015 as a result of an amendment to the credit facility (See Note 5). The variable interest rate paid on Tranche B is based on the three-month LIBOR, and it also resets on the seventeenth day of each quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

At the time of the modifications, the original interest rate swaps had a negative fair value and were presented as current and long-term liabilities on the balance sheet. These negative fair values and a certain amount of accrued interest associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges. The related accumulated other comprehensive loss of the original swaps was frozen at the time of modification and is being amortized into interest expense through July 17, 2013, the maturity date of the original cash flow hedges. The accumulated loss had an unamortized balance of $58.6 million as of December 31, 2011. The balance is amortized using the swaplet method, which is based on the principle that the balance in accumulated other comprehensive loss will be equivalent to the sum of the values of the cash flows of each swaplet at the time it was frozen. A swaplet is each calculation period of the interest rate swaps.
We recognize all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts. The fair value of the designated portion of the swaps decreased $20.1 million, net of tax, during the twelve months ended December 31, 2011. This is included as a component of other comprehensive income and will be reclassified into earnings as the hedged transaction affects earnings.
Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	2011	2010	2009
Designated portion, measured at fair value
Other current liabilities	$30.5	$35.4	$42.0
Other non-current liabilities	$88.7	$75.9	$65.8
Accumulated other comprehensive (loss) income	$(26.9)	$5.6	$(107.8)
Undesignated portion, measured at fair value
Other current liabilities	$—	$—	$3.7
Other non-current liabilities	$—	$—	$5.9
De-designated portion, unamortized value
Accumulated other comprehensive loss	$(58.6)	$(107.6)	$(2.2)
Weighted average fixed rate paid	4.60%	5.60%	5.60%
Variable rate received	0.40%	0.29%	0.28%
Authoritative guidance permits designating existing derivatives with non-zero fair values in a new cash flow hedge, but perfect effectiveness may not be assumed. Rather, the hedge relationship must be established as “highly effective” as the non-zero fair value element to the new hedge relationship introduces a source of ineffectiveness. The non-zero fair value element of the new hedge relationship represents an off-market or financing element, and as such we assess the effectiveness of our cash flow hedges each quarter using the Perfect Hypothetical Interest Rate Swap Method. This method measures hedge ineffectiveness based on a comparison of the change in fair value of the actual interest rate swap and the change in fair value of a hypothetical interest rate swap with terms that identically match the critical terms of the hedged debt and an original balance of zero. We perform and document this assessment each quarter and recognized a $5.2 million charge to earnings, reflected in other expense, related to ineffectiveness of our cash flow hedges for the year ended December 31, 2011, respectively, primarily due to declines in the LIBOR rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

Changes in value of these instruments were as follows for the years ended December 31:

(Millions)	2011	2010	2009
Changes in fair value of effective portion, net of tax (a)	$(20.1)	$1.9	$20.4
Changes in fair value of de-designated portion, net of tax (a)	$30.3	$3.0	$—
Changes in fair value of undesignated portion (b)	$—	$(0.3)	$3.0

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

(b)	Represents non-cash income recorded in other expense, net in the accompanying consolidated statements of income.
Revenue Recognition – Service revenues are primarily derived from providing access to or usage of our networks and facilities. Service revenues are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including interconnection, long distance and enhanced service revenues are recognized monthly as services are provided. Revenue from sales of indefeasible rights to use fiber optic network facilities ("IRUs") and the related telecommunications network maintenance arrangements is generally recognized over the term of the related lease or contract. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers. Fees assessed to customers for service activation are deferred upon service activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with authoritative guidance on multiple element arrangements. Certain costs associated with activating such services are deferred and recognized as an operating expense over the same period.
Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $67.8 million in 2011, $70.9 million in 2010 and $46.6 million in 2009.
Share-Based Compensation – In accordance with authoritative guidance on share-based compensation, we value all share-based awards to employees at fair value on the date of the grant, and recognize that value as compensation expense over the period that each award vests. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.
Capital Leases – We lease facilities and equipment for use on our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Leases with a bargain purchase option, transfer of ownership, contractual life equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. The future minimum lease payments for all non-cancellable capital leases for each of the twelve month periods ended December 31, 2012, 2013, 2014, 2015 and 2016 were $18.1 million, $15.4 million, $11.4 million, $2.9 million and $0.8 million, respectively.
Operating Leases – Certain of our operating lease agreements include scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. We account for these operating leases in accordance with authoritative guidance for operating leases with non-level rent payments. Accordingly, the scheduled increases in rent expense are recognized on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The difference between rent expense and rent paid is recorded as deferred rent and is included in other liabilities in the accompanying consolidated balance sheets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.
Income Taxes – We account for income taxes in accordance with guidance on accounting for income taxes, under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. The income tax receivable of $124.1 million at December 31, 2011 represents overpayments of federal and state income taxes and are expected to be refunded in 2012.
Earnings Per Share – We compute basic earnings per share by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares containing a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of basic earnings per share pursuant to the two-class method. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

two-class method of computing earnings per share is an earnings allocation formula that determines earnings attributable to common shares and participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Earnings per common share was computed by dividing the sum of distributed earnings and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and non-vested restricted shares based on the pro-rata weighted average shares outstanding during the period.
In conjunction with the acquisition of PAETEC, we granted restricted stock units to former PAETEC employees to replace outstanding, unvested PAETEC restricted stock units held by these same employees as of the acquisition date. Since these restricted stock units contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares, they are considered participating securities and will be treated similar to the non-vested restricted shares discussed above.
Beginning in the first quarter of 2011, we began issuing performance-based restricted stock units as part of our stock-based compensation plan. These newly issued restricted stock units and previously issued performance-based restricted shares issued contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. Since the performance conditions were satisfied for a portion of these shares as of December 31, 2011, we considered them as well as the options granted in conjunction with the acquisition of PAETEC (Note 9) in the computation of dilutive earnings per share using the treasury stock method.
A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2011	2010	2009
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$172.4	$312.7	$398.5
Income from continuing operations allocable to participating securities	(3.4)	(3.0)	(3.6)
Adjusted income from continuing operations attributable to common shares	169.0	309.7	394.9
Loss from discontinued operations	(0.1)	—	—
Loss from discontinued operations allocable to participating securities	—	—	—
Adjusted loss from discontinued operations attributable to common shares	(0.1)	—	—
Net income attributable to common shares	$168.9	$309.7	$394.9
Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	516.4	471.0	436.6
Weighted average participating securities	(3.7)	(3.0)	(3.7)
Weighted average shares outstanding for basic earnings per share	512.7	468.0	432.9
Basic and diluted earnings per share:
From continuing operations	$.33	$.66	$.91
From discontinued operations	—	—	—
Net income	$.33	$.66	$.91
The calculation of basic earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and excludes the dilutive impact of participating non-vested restricted shares from the denominator.
Accounting Change and Revisions
Pension Benefits – Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits to recognize actuarial gains and losses in our operating results in the year in which the gains and losses occur. Historically, we have recognized actuarial gains and losses as a component of accumulated other comprehensive income in our consolidated balance sheets on an annual basis and amortized unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor were amortized into operating results over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

average future service life of active employees in these plans. These gains and losses are measured annually as of December 31st and accordingly recorded during the fourth quarter or whenever a remeasurement of the pension benefit obligation occurs. While our historical policy of recognizing pension benefits is considered acceptable under U.S. GAAP, we believe the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change will improve transparency in our financial results by more quickly recognizing the effects of economic and interest rate trends on plan investments and assumptions. We have applied these changes retrospectively, adjusting all prior periods presented. The cumulative effect of the change on retained earnings as of January 1, 2009, which represents the impact of the change from the date of the establishment of the plan through December 31, 2008, was a decrease of approximately $241.1 million, with the corresponding increase to accumulated other comprehensive income.
There is no impact on cash, pension funding requirements or the pension liability as a result of this change.
Revisions – We have elected to revise historical results for certain previously unrecorded immaterial errors. We concluded that the effects, individually and in the aggregate, are immaterial to all periods presented, including the unaudited quarterly financial information presented in Note 18.
The impact of the accounting policy change and the revisions noted above on our consolidated financial statements is summarized below:

(Millions)	Historical Accounting Method and Prior to Revisions	Effect of Pension Change	Effect of Revisions (c)	As Adjusted (b)
At December 31, 2011 or for the year ended:
Service revenues	$4,158.3	$—	$(1.8)	$4,156.5
Cost of services (exclusive of depreciation and amortization included below)	1,586.7	98.4	—	1,685.1
Selling, general and administrative and other	580.4	29.9	(1.6)	608.7
Depreciation and amortization	848.4	(2.5)	1.6	847.5
Income taxes	150.0	(48.2)	(0.7)	101.1
Income from continuing operations	251.1	(77.6)	(1.1)	172.4
Net income	251.0	(77.6)	(1.1)	172.3

Basic and diluted earnings per share	$.48	($.15)	$—	$.33

Net property, plant and equipment (a)	5,727.9	(23.4)	3.6	5,708.1
Goodwill	4,334.5	—	(32.8)	4,301.7
Advance payments and customer deposits	235.3	—	5.1	240.4
Deferred income taxes	1,924.5	(8.9)	(64.1)	1,851.5
Other liabilities	628.4	—	17.9	646.3
Additional paid-in capital	1,763.1	(279.0)	12.0	1,496.1
Accumulated other comprehensive income	(262.6)	264.5	—	1.9
Retained earnings (d)	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

(Millions)	Historical Accounting Method and Prior to Revisions	Effect of Pension Change	Effect of Revisions (c)	As Adjusted (b)
At December 31, 2010 or for the year ended:
Service revenues	$3,622.7	$—	$(1.3)	$3,621.4
Cost of services (exclusive of depreciation and amortization included below)	1,329.8	(0.9)	(1.2)	1,327.7
Selling, general and administrative and other	498.4	(0.5)	(2.0)	495.9
Depreciation and amortization	693.6	(1.6)	1.7	693.7
Income taxes	194.4	1.1	0.1	195.6
Income from continuing operations	310.7	1.9	0.1	312.7
Net income	310.7	1.9	0.1	312.7

Basic and diluted earnings per share	$.66	$—	$—	$.66

Net property, plant and equipment (a)	4,781.2	(20.9)	3.9	4,764.2
Goodwill	3,704.0	—	(32.8)	3,671.2
Advance payments and customer deposits	145.8	—	4.4	150.2
Deferred income taxes	1,767.6	(7.9)	(63.5)	1,696.2
Other liabilities	583.4	—	16.7	600.1
Additional paid-in capital	833.3	(1.0)	22.7	855.0
Accumulated other comprehensive (loss) income	(216.9)	192.8	—	(24.1)
Retained earnings (d)	214.1	(204.8)	(9.3)	—

(Millions)	As Reported	Effect of Pension Change	Effect of Revisions (c)	As Adjusted (b)
At December 31, 2009 or for the year ended:
Service revenues	$2,872.8	$—	$(0.3)	$2,872.5
Cost of services (exclusive of depreciation and amortization included below)	1,014.5	(80.3)	—	934.2
Selling, general and administrative and other	348.3	(22.3)	(1.9)	324.1
Depreciation and amortization	537.8	(1.2)	1.7	538.3
Income taxes	211.1	39.8	(0.1)	250.8
Income from continuing operations	334.5	64.0	—	398.5
Net income	334.5	64.0	—	398.5

Basic and diluted earnings per share	$.76	$.15	$—	$.91

(a)	A portion of pension costs are capitalized as a part of construction labor.

(b)
The effect of the accounting change is also reflected in our consolidated statements of cash flows, included in net income and relevant adjustments to reconcile net income to net cash provided by operating activities.

(c)
We have elected to revise historical results for certain previously unrecorded immaterial errors, primarily to adjust deferred income taxes, goodwill and additional paid-in-capital associated with book to tax basis adjustments related to the spin-off from Alltel and acquisitions in prior periods. In addition, we recorded other revisions which had an inconsequential impact on all periods presented.

(d)
After consideration of net income and dividends paid, retained earnings would have been reduced below zero at December 31, 2011 and 2010; therefore, we reduced additional paid in capital to the extent our dividend payments exceeded retained earnings.

Change in Accounting Estimate

Effective January 1, 2009, we prospectively changed our estimate of useful life for our wireline franchise rights from indefinite-lived to 30 years, primarily due to the effects of increasing competition. Commensurate with this change, we reviewed our wireline franchise rights for impairment and noted that no impairment existed as of January 1, 2009. See “Significant Accounting Policies – Goodwill and Other Intangible Assets” for further discussion.
Recently Adopted Accounting Standards
Comprehensive Income – Effective December 31, 2011, we early adopted authoritative guidance related to comprehensive income that was required for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance requires all non-owner changes in shareholders’ equity be presented either in a single continuous statement of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

comprehensive income or in two separate but consecutive statements. As a result, we presented all non-owner changes in shareholders' equity in two separate but consecutive statements.
Goodwill Impairment – Effective January 1, 2011, we adopted revised authoritative guidance when testing for goodwill impairment. The guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance did not have a material impact on our consolidated financial statements.
Fair Value Measurement – Effective January 1, 2011, we adopted revised authoritative guidance related to fair value measurements. This guidance requires separate disclosure for purchase, sale, issuance and settlement activity in the reconciliation of Level 3 fair value measurements. This guidance did not have a material impact on our consolidated financial statements.
Revenue Arrangements with Multiple Element Deliverables – Effective January 1, 2011, we adopted revised authoritative guidance on accounting for revenue arrangements with multiple deliverables. The updated guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. This guidance did not have a material impact on our consolidated financial statements.
Recently Issued Authoritative Guidance
Balance Sheet Offsetting – In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. This guidance requires enhanced disclosures for financial instruments and derivative instruments that are subject to an enforceable master netting arrangement. This guidance is effective for fiscal years beginning on or after January 1, 2013, including interim periods therein and requires retrospective application. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
Comprehensive Income – In December 2011, the FASB issued authoritative guidance that defers the presentation of reclassification adjustments on the statement of comprehensive income. In June 2011, the FASB had issued authoritative guidance requiring reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this guidance to have a material impact on our consolidated financial statements.
Testing Goodwill for Impairment – In September 2011, the FASB issued authoritative guidance related to the testing of goodwill for impairment. This guidance allows an entity the option to first assess qualitative factors before calculating the fair value of a reporting unit. The entity may avoid applying the current two-step impairment test to a reporting unit if it determines, based on its assessment of qualitative factors, it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this guidance to have a material impact on our consolidated financial statements.
Fair Value Measurement – In May 2011, FASB issued authoritative guidance related to fair value measurements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments.  Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect this guidance to have a material impact on our consolidated financial statements.

3. Acquisitions and Dispositions:
Acquisition of PAETEC - On November 30, 2011, we completed the acquisition of PAETEC in an all-stock transaction valued at approximately $2.4 billion. PAETEC shareholders received 0.460 shares of our stock for each PAETEC share owned at closing. We issued 70.0 million shares and assumed equity awards shares for a total transaction value of $842.0 million, based on our closing stock price on November 30, 2011, and the fair value of the equity awards assumed. We also assumed PAETEC's debt, net of cash acquired, of approximately $1,591.3 million, which includes a net premium of $113.9 million based on the fair value of the debt on November 30, 2011 and bank debt of $99.5 million that was repaid on December 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

The PAETEC transaction enhances our capabilities in strategic growth areas, including Internet protocol ("IP") based services, cloud computing and managed services. It significantly advances our strategy to drive top-line revenue growth by expanding our focus on business and fiber transport services.

The purchase price allocation was based on preliminary information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition. We are conducting the appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of November 30, 2011. The assessment of fair value assets and liabilities acquired, including property, plant and equipment, intangible assets and deferred taxes requires a significant amount of judgment and we have not completed this analysis as it relates the the valuation of PAETEC.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for PAETEC:

(Millions)	Preliminary Allocation
Fair value of assets acquired:
Cash and other current assets	$247.9
Accounts receivable	273.4
Property, plant and equipment	880.9
Goodwill	614.1
Customer lists (a)	855.0
Trade names and other (b)	22.0
Other assets	8.4
Total assets acquired	2,901.7
Fair value of liabilities assumed:
Current maturities of long-term debt and capital lease obligations	(19.0)
Other current liabilities	(453.2)
Deferred income taxes on acquired assets	108.6
Long-term debt and capital lease obligations	(1,643.7)
Other liabilities	(52.4)
Total liabilities assumed	(2,059.7)
Common stock issued (inclusive of additional paid-in capital)	$842.0

(a)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of 10 years.

(b)
Trade names are being amortized on a straight-line basis over an estimated useful life of one year. Other intangibles, which includes internally developed software, will be amortized on a straight-line basis over an estimated useful life of three years.

Supplemental Pro Forma Information (Unaudited) – PAETEC Acquisition - On November 30, 2011, we completed the acquisition of PAETEC. The amounts of PAETEC's revenue and net loss included in the our consolidated statements of income for the year ended December 31, 2011, and the revenue and net income from continuing operations of the combined entity for the twelve months ended December 31, 2011 and 2010 had the acquisition date occurred January 1, 2010, are as follows:

(Millions)	Revenue	Net (Loss) Income from Continuing Operations
Actual from November 30, 2011 through December 31, 2011	$181.2	$(4.2)
Supplemental pro forma for the twelve months ended December 31, 2011	$6,170.1	$115.0
Supplemental pro forma for the twelve months ended December 31, 2010	$5,324.5	$192.1
The pro forma information presents our combined operating results and PAETEC, with the results prior to the merger closing date adjusted to include the pro forma effect of the elimination of transactions between us and PAETEC, the adjustment to amortization expense associated with the estimated acquired fair value of intangible assets, the impact of merger and integration expenses related to the acquisition and the impact of tax benefits from PAETEC's loss from operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs. Certain cost savings may result from the PAETEC merger, although there can be no assurance that cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the merger had occurred as of the date indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

Acquisition of Q-Comm – On December 2, 2010, we completed the acquisition of Q-Comm Corporation ("Q-Comm"), a privately held regional fiber transport and business communications provider. This acquisition significantly enhanced our fiber network with increased scale and business revenues, as well as the opportunity for operating synergies across our markets. Under the terms of the merger agreement, we paid $279.1 million in cash, net of cash acquired, and issued approximately 20.6 million shares of our common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. We also repaid $266.2 million in outstanding indebtedness and related liabilities on existing swap agreements of Q-Comm. The transaction included Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. (“KDL”), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. (“Norlight”), a business communications provider serving approximately 5,500 business customers.
Acquisition of Hosted Solutions – On December 1, 2010, we completed the acquisition of Hosted Solutions in an all-cash transaction valued at $312.8 million, which included a $2.8 million net working capital adjustment, net of cash acquired. We financed the transaction through cash reserves and revolving credit capacity. Hosted Solutions, based in Raleigh, N.C., is a leading regional data center and managed hosting provider focused on enterprise-class Infrastructure as a Service (IaaS) solutions. This acquisition provided us with five state-of-the-art data centers in Raleigh, NC, Charlotte, NC, and Boston, MA which serve more than 600 customers.
The following table summarizes the final fair values of the assets acquired and liabilities assumed for Hosted Solutions and Q-Comm. Adjustments to the preliminary purchase price allocation were based on updated information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition and were primarily associated with changes in current assets and liabilities, intangible assets and deferred taxes that existed as of the date of the acquisition.

	Hosted Solutions	Q-Comm
(Millions)	Final Allocation	Final Allocation
Fair value of assets acquired:
Current assets	$6.8	$35.4
Property, plant and equipment	40.7	293.5
Goodwill	175.7	358.0
Customer lists (a)	87.8	292.5
Non-compete agreements (b)	7.4	—
Trade names (c)	1.3	3.7
Other assets	2.2	19.6
Total assets acquired	321.9	1,002.7
Fair value of liabilities assumed:
Current maturities of long-term debt	—	(255.1)
Other current liabilities	(6.3)	(55.0)
Deferred income taxes on acquired assets	—	(117.9)
Other liabilities	(2.8)	(24.0)
Total liabilities assumed	(9.1)	(452.0)
Common stock issued (inclusive of additional paid-in capital)	—	(271.6)
Cash paid, net of cash acquired	$312.8	$279.1

(a)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of 13 years for Hosted Solutions and 15 years for Q-Comm.

(b)	Non-compete agreements will be amortized on a straight-line basis over and estimated useful life of three years.

(c)	Trade names are being amortized on a straight-line basis over an estimated useful life of one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

Acquisition of Iowa Telecom – On June 1, 2010, we completed the acquisition of Iowa Telecom, based in Newton, Iowa. This acquisition provided us with a sizable operating presence in the upper Midwest and the opportunities for operating efficiencies with our contiguous markets. As of June 1, 2010, Iowa Telecom provided service to approximately 247,000 access lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of our common stock and $7.90 in cash. We paid $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of common stock valued at $280.8 million on the date of issuance. In addition, we repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of $628.9 million.
Acquisition of NuVox – On February 8, 2010, we completed our acquisition of NuVox, Inc. ("NuVox"), a business communications provider based in Greenville, South Carolina. Consistent with our focus on growing revenues from business customers, the completion of the NuVox acquisition added approximately 104,000 business customer locations in 16 contiguous Southwestern and Midwest states. In accordance with the NuVox merger agreement, we acquired all of the issued and outstanding shares of common stock of NuVox for $198.4 million in cash, net of cash acquired, and issued approximately 18.7 million shares of common stock valued at $185.0 million on the date of issuance. We also repaid outstanding indebtedness and related liabilities on existing swap agreements of NuVox totaling $281.0 million.
The following table summarizes the final fair values of the assets acquired and liabilities assumed for NuVox and Iowa Telecom.

	NuVox	Iowa Telecom
(Millions)	Final Allocation	Final Allocation
Fair value of assets acquired:
Assets held for sale (a)	$—	$34.0
Other current assets	68.0	36.7
Property, plant and equipment	241.7	329.9
Goodwill	270.5	552.4
Wireline franchise rights (b)	—	230.0
Cable franchise rights (b)	—	5.6
Customer lists (c)	180.0	130.6
Trade name (d)	4.2	3.1
Other assets	—	11.1
Total assets acquired	764.4	1,333.4
Fair value of liabilities assumed:
Current maturities of long-term debt	(260.7)	(610.2)
Other current liabilities	(63.8)	(49.7)
Deferred income taxes on acquired assets	(29.7)	(109.6)
Other liabilities	(26.8)	(29.5)
Total liabilities assumed	(381.0)	(799.0)
Common stock issued (inclusive of additional paid-in capital)	(185.0)	(280.8)
Cash paid, net of cash acquired	$198.4	$253.6

(a)	We have designated wireless licenses acquired from Iowa Telecom as held for sale.

(b)	Wireline franchise rights and cable franchise rights will be amortized on a straight-line basis over an estimated life of 30 years and 15 years, respectively.

(c)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of nine years.

(d)	Trade names will be amortized on a straight-line basis over an estimated useful life of one year.
Acquisition of Lexcom – On December 1, 2009, we completed our acquisition of Lexcom, Inc. ("Lexcom"), which as of the date of acquisition served approximately 22,000 access lines, 9,000 high-speed Internet customers and 12,000 cable television customers in North Carolina. This acquisition increased our presence in North Carolina and provides the opportunity for operating synergies with our contiguous markets. In accordance with the Lexcom merger agreement, we acquired all of the issued and outstanding shares of Lexcom for $138.7 million in cash, net of cash acquired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

Acquisition of D&E – On November 10, 2009, we completed our merger with D&E, which as of the date of acquisition served approximately 145,000 access lines, 45,000 high-speed Internet customers and 9,000 cable television customers. This acquisition increased our presence in Pennsylvania and provides the opportunity for operating synergies with our contiguous markets in Pennsylvania. Pursuant to the merger agreement, we acquired all of the issued and outstanding shares of common stock of D&E, and D&E merged with and into a wholly-owned subsidiary of ours. In accordance with the D&E Merger Agreement, D&E shareholders received 0.650 shares of common stock and $5.00 in cash per each share of D&E Common Stock. We issued approximately 9.4 million shares of common stock valued at $94.6 million, based on our closing stock price of $10.06 on November 9, 2009, and paid $56.6 million, net of cash acquired, as part of the transaction. Subsequently, we repaid outstanding debt of D&E totaling $182.4 million including current maturities.
The following table summarizes the final fair values of the assets acquired and liabilities assumed for D&E and Lexcom.:

	Lexcom	D&E
(Millions)	Final Allocation	Final Allocation
Fair value of assets acquired:
Current assets	$1.8	$14.4
Property, plant and equipment	73.1	194.8
Goodwill	60.4	91.1
Wireline franchise rights (a)	20.1	80.0
Cable franchise rights (a)	11.6	—
Customer lists (b)	10.5	60.0
Wireless licenses	—	16.6
Non-compete agreements	—	1.7
Trade names (c)	0.3	1.2
Other assets	1.1	1.1
Total assets acquired	178.9	460.9
Fair value of liabilities assumed:
Current liabilities	(3.6)	(26.0)
Deferred income taxes on acquired assets	(36.1)	(93.2)
Long-term debt	—	(175.3)
Other liabilities	(0.5)	(15.2)
Total liabilities assumed	(40.2)	(309.7)
Common stock issued (inclusive of additional paid-in capital)	—	(94.6)
Cash paid, net of cash acquired	$138.7	$56.6

(a)	Wireline franchise rights and cable franchise rights will be amortized on a straight-line basis over an estimated life of 30 years and 15 years, respectively.

(b)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of nine years.

(c)	Trade names will be amortized on a straight-line basis over an estimated useful life of one year.
We have conducted appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of the respective acquisition dates for D&E, Lexcom, NuVox, Iowa Telecom, and Hosted Solutions and Q-Comm. The accompanying consolidated financial statements reflect our combined operations with NuVox, Iowa Telecom, Hosted Solutions and Q-Comm (collectively known as the “Acquired Companies”) and D&E, Lexcom and PAETEC for the periods following the respective acquisition dates. Employee severance and transaction costs incurred by us in conjunction with these acquisitions have been expensed to merger and integration expense in the accompanying consolidated statements of income (see Note 10).
Employee severance and transaction costs incurred in conjunction with these acquisitions have been recorded to merger and integration expense in the accompanying consolidated statements of income in accordance with the revised authoritative guidance for business combinations. The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. Goodwill associated with the acquired businesses is attributable to the workforce of acquired businesses and expected synergies. Approximately $173.7 million and $39.9 million of goodwill associated with the acquisitions of Hosted Solutions and PAETEC, respectively, is expected to be deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

The fair values of the assets acquired and liabilities assumed were determined using income, cost, and market approaches. Identified intangible assets, consisting primarily of customer lists, were valued primarily on the basis of the present value of future cash flows, which is an income approach. Significant assumptions utilized in the income approach were based on our specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used as appropriate for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the long-term debt and related interest rate swap agreements assumed were determined based on quoted prices for the repayment of these instruments.
For PAETEC, the credit facility was valued based on the expected redemption cost, while the remaining bonds were valued based on market value. Equity consideration was based on the closing price of our common stock on November 30, 2011. Consideration related to assumed restricted stock units was calculated based on the closing price of our common stock on November 30, 2011, net of the portion of the fair value attributable to future vesting requirements. Consideration related to assumed stock options was calculated based on the fair value of the new Windstream stock options issued as of November 30, 2011, net of the portion of the fair value attributable to future vesting requirements. The fair value of these stock option awards was calculated using the Hull-White II Lattice model based on assumptions determined as of November 30, 2011. The amount allocated to unearned compensation cost for awards subject to future service requirements was calculated based on the fair value of such awards at the acquisition date and will be recognized as compensation cost over the remaining future service period.
The purchase price allocations for Q-Comm, Hosted Solutions, Iowa Telecom, NuVox, D&E and Lexcom have been completed. Pro forma financial results related to the acquisitions of the Acquired Companies, D&E or Lexcom have not been included because we do not consider these acquisitions to be significant individually or in the aggregate.
Disposition of Out of Territory Product Distribution – On August 21, 2009, we completed the sale of our out of territory product distribution operations to Walker and Associates of North Carolina, Inc. (“Walker”) for approximately $5.3 million in total consideration. The out of territory product distribution operations primarily consisted of product inventory with a carrying value of $4.9 million and customer relationships outside of our telecommunications operating territories. These operations were not central to our strategic goals in our core communications business. Product revenues from these operations totaled $38.5 2009,with related cost of products sold of $34.3 million for the same period in 2009. In conjunction with this transaction, we recognized a gain of $0.4 million in other expense, net in our consolidated statements of income in 2009.

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
Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2009	$2,326.5
Adjustment of D&E (a)	2.2
Adjustment of Lexcom (a)	2.3
Acquisition of NuVox (b)	270.5
Acquisition of Iowa Telecom (b)	552.4
Acquisition of Hosted Solutions	171.8
Acquisition of Q-Comm	345.5
Balance at December 31, 2010	3,671.2
Acquisition of Hosted Solutions (see Note 3)	3.9
Acquisition of Q-Comm (see Note 3)	12.5
Acquisition of PAETEC (see Note 3)	614.1
Balance at December 31, 2011	$4,301.7

(a)
Adjustments to the carrying value of D&E and Lexcom goodwill were attributable to adjustments in the fair values of assets acquired and liabilities assumed in these acquisitions recognized during the first quarter of 2010.

(b)	We have elected to revise historical results for certain previously unrecorded immaterial errors (See Note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

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

Intangible assets were as follows at December 31:

	2011			2010
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights (a)	$1,285.1	$(114.8)	$1,170.3	$1,285.1	$(71.9)	$1,213.2
Customer lists (a)	1,939.0	(464.2)	1,474.8	1,097.5	(298.9)	798.6
Cable franchise rights (a)	39.8	(24.7)	15.1	39.7	(23.5)	16.2
Other (a)	44.9	(19.8)	25.1	19.1	(8.6)	10.5
Balance	$3,308.8	$(623.5)	$2,685.3	$2,441.4	$(402.9)	$2,038.5

(a)
Changes in the gross cost of intangible assets were associated with the acquisitions of PAETEC and the Acquired Companies as previously discussed in Note 3. Effective January 1, 2009, we prospectively changed our assessment of useful life for our franchise rights from indefinite-lived to 30 years. Effective with this change, these rights are now amortized on a straight-line basis in accordance with the way in which these operations are expected to contribute to our undiscounted cash flows.

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2011:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Wireline franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years
Amortization expense for intangible assets subject to amortization was $220.6 million in 2011, $154.1 million in 2010 and $80.9 million in 2009. Amortization expense for intangible assets subject to amortization is estimated to be $358.4 million, $299.5 million, $259.9 million, $226.3 million and $153.3 million in 2012, 2013, 2014, 2015 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations:
Long-term debt and capital lease obligations were as follows at December 31:

(Millions)	2011	2010
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A – variable rates, due July 17, 2011	$—	$100.9
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013	172.3	182.3
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	283.8	286.8
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015	1,053.7	1,064.5
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	920.0	150.0
Debentures and notes, without collateral:
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2016 Notes – 8.625%, due August 1, 2016	—	1,746.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2019 Notes – 7.000%, due March 15, 2019	500.0	500.0
2020 Notes – 7.750%, due October 15, 2020	700.0	500.0
2021 Notes – 7.750%, due October 1, 2021	450.0	—
2022 Notes – 7.500%, due June 1, 2022	500.0	—
2023 Notes – 7.500%, due April 1, 2023	600.0	—
Issued by subsidiaries of the Company:
Valor Telecommunications Enterprises LLC and Valor Telecommunications Finance Corp. – 7.75%, due February 15, 2015	—	400.0
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.2	2.3
PAETEC 2017 Notes – 8.875%, due June 30, 2017	650.0	—
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	20.0	30.0
PAETEC 2015 Notes – 9.500%, due July 15, 2015	300.0	—
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	—
Capital lease obligations	51.2	2.7
Premium (discount) on long-term debt, net	97.2	(39.7)
	9,150.4	7,325.8
Less current maturities	(213.7)	(139.2)
Total long-term debt and capital leases	$8,936.7	$7,186.6
Weighted average interest rate	7.5%	7.8%
Weighted maturity	6.0 years	5.7 years

Senior Secured Credit Facilities

Effective October 18, 2010, we extended the maturity of an additional $13.5 million of the Tranche A of the senior secured credit facilities outstanding to Tranche A2, which will be due July 17, 2013.

Revolving line of credit - We borrowed $3,170.0 million under the revolving line of credit in our senior secured credit facility and later repaid $2,400.0 million during 2011. On March 18, 2011, we increased the capacity under our senior secured revolving credit facility from $750.0 million to $1,250.0 million. Considering outstanding borrowings and letters of credit of $10.9 million, the amount available for borrowing under the revolving line of credit was $319.1 million at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million.

The variable interest rate on our revolving line of credit ranged from 1.52 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.54 percent during 2011, as compared to variable interest rates during 2010 which ranged from 1.51 percent to 2.61 percent with a weighted average rate on amounts outstanding of 2.45 percent. Effective April 27, 2011, all $1,250.0 million available under the revolving line of credit will expire December 17, 2015.

Debentures and notes, without collateral

2013 Notes - The 8.125 percent Senior Notes, issued in July 2006 in the aggregate principal amount of $800.0 million, are due August 1, 2013 (the "2013 Notes"). Interest on the notes is payable semi-annually.

2016 Notes - The 8.625 percent Senior Notes, issued in July 2006 in the aggregate principal amount of $1,746.0 million are due August 1, 2016 (the "2016 Notes"). Interest on the notes is payable semi-annually.

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

On September 19, 2011, we retired $350.0 million the 2016 Notes, in relation to our call for redemption announced on August 19, 2011. We paid total consideration of $1,043 per $1,000 aggregate principal amount of 2016 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. The 2016 Notes were purchased using proceeds from debt offerings discussed below and borrowings on our revolving line of credit.

On December 22, 2011, we retired the remaining $201.5 million of our outstanding 2016 Notes, in relation to our call for redemption announced on November 22, 2011. We paid total consideration of $1,043 per $1,000 aggregate principal amount of 2016 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. The 2016 Notes were purchased using proceeds from debt offerings discussed below.

2017 Notes - The 7.875 percent Senior Notes, issued in September 2009 at an aggregate principal amount of $1,100.0 million, are due November 1, 2017 (the "2017 Notes"). Interest is payable semi-annually.

2018 Notes - On July 19, 2010, we issued $400.0 million in aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 at an issue price of 99.248 percent to yield 8.25 percent. Proceeds from the issuance were used to repay borrowings against our line of credit, which together with cash on hand, was used to pay the cash portion of the Iowa Telecom and NuVox purchase prices and to repay the outstanding debt of these businesses.

2019 Notes - The 7.000 percent Senior Notes, issued in February 2007 at an aggregate principal amount of $500.0 million, are due March 15, 2019 (the "2019 Notes"). Interest is payable semi-annually.

2020 Notes - On January 24, 2011, we completed the private placement of an additional $200.0 million in aggregate principal amount of 7.75 percent senior unsecured notes due October 15, 2020 at 103.000 percent to yield 7.233 percent (the “Additional 2020 Notes”). Proceeds from the private placement were used to retire the 7.750 Senior Notes due February 15, 2015 (the “Valor Notes”).

On October 6, 2010, we completed the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020 at par to yield 7.75 percent. Proceeds from the private placement totaled $491.3 million, excluding debt issuance costs, and were used, together with cash on hand, to finance the acquisition of Q-Comm.

2021 Notes - On March 28, 2011, we completed the private placement of $450.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, at an issue price of 99.116 percent to yield 7.875 percent (the “2021 Notes”). Proceeds from the private placement were used to purchase for cash a portion of our outstanding 2016 Notes, including any accrued and unpaid interest on the tendered 2016 Notes, together with related fees and expenses. Interest is payable semi-annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2022 Notes - On November 22, 2011, we completed the private placement of $500.0 million in aggregate principal amount of 7.500 percent senior unsecured notes due June 1, 2022 at par to yield 7.500 percent (the "2022 Notes"). Proceeds from the private placement were used to redeem the approximately $201.5 million outstanding of our 2016 Notes at a redemption price payable in cash that is equal to $1,043 per $1,000 aggregate principal amount. Interest is payable semi-annually.

2023 Notes - On March 16, 2011, we completed the private placement of $600.0 million in aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023, at par to yield 7.500 percent (the “2023 Notes”). Proceeds from the private placement were used to purchase for cash a portion of our outstanding 2016 Notes, including any accrued and unpaid interest on the tendered 2016 Notes, together with related fees and expenses. Interest is payable semi-annually.

Notes Issued by Subsidiaries

Valor Notes - On February 23, 2011, we retired the Valor Notes, which totaled approximately $426.0 million, including all accrued and unpaid interest on the Valor Notes and related fees and expenses, using the Additional 2020 Notes, together with $220.0 million of borrowings on our revolving line of credit. The carrying value as of December 31, 2010 was $406.5 million.

Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary, is secured solely by the assets of the subsidiary.

PAETEC 2015 Notes - In connection with our acquisition of PAETEC on November 30, 2011, we assumed the 9.500 percent notes due July 15, 2015 ("PAETEC 2015 Notes") with an aggregate principal amount of $300.0 million. Interest is payable semi-annually.

On January 3, 2012, we retired $150.0 million of the outstanding PAETEC 2015 Notes, in relation to our call for redemption announced on December 2, 2011. We paid total consideration of $1,048 per $1,000 aggregate principal amount of PAETEC 2015 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit.

On February 21, 2012, we retired the remaining $150.0 million outstanding of the PAETEC 2015 Notes, in relation to our call for redemption announced on January 20, 2012. We paid total consideration of $1,048 per $1,000 aggregate principal amount of PAETEC 2015 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption was made using borrowings on our revolving line of credit.

PAETEC 2017 Notes - In connection with our acquisition of PAETEC on November 30, 2011, we assumed the 8.875 percent notes due June 30, 2017 ("PAETEC 2017 Notes") with an aggregate principal amount of $650.0 million. Interest is payable semi-annually.

PAETEC 2018 Notes - In connection with our acquisition of PAETEC on November 30, 2011, we assumed the 9.875 percent notes due December 1, 2018 ("PAETEC 2018 Notes") with an aggregate principal amount of $450.0 million. Interest is payable semi-annually.

Certain of our debentures and notes are callable by us at various premiums on early redemption. These debentures and notes are the 2016 Notes, 2018 Notes, 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes, the PAETEC 2015 Notes, the PAETEC 2017 Notes and the PAETEC 2018 Notes. Additionally, debt held by Windstream Holdings of the Midwest, Inc. is callable by us at various premiums on early redemption.

Premium on long-term debt, net of discounts

The premium on long-term debt, net of discounts is primarily due to the debt issuance premium recorded on the debt acquired in the PAETEC acquisition, partially offset by the net discount recorded on debt discussed above. The premium and discount balances are amortized over the life of the debt instrument.

Debt Compliance

The terms of the credit facility and indentures, issued by Windstream, include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC, include restrictions on the ability of the subsidiary to incur additional indebtedness, including a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of December 31, 2011, we were in compliance with all of our covenants.
On August 11, 2011, in connection with our acquisition of PAETEC, we amended our senior secured credit agreement to, among other things, (i) permit the issuance of bridge loans, (ii) permit the issuance and repayment of escrow notes, (iii) waive guaranty and security requirements with regard to PAETEC and its subsidiaries, (iv) delete the capital expenditures covenant and (v) waive any breach due to the change of control provisions under PAETEC's outstanding notes. In addition, we amended the security agreement to, among other things, waive the obligation to grant security on accounts relating to escrow notes and the proceeds of notes held in such accounts.
In addition, certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. We were in compliance with these covenants as of December 31, 2011.
Maturities for debt outstanding as of December 31, 2011 for each of the twelve month periods ended December 31, 2012, 2013, 2014, 2015 and 2016 were $193.9 million, $1,254.0 million, $10.9 million, $2,091.5 million and $0.1 million, respectively.

Loss on Extinguishment of Debt

During 2011, we purchased all $1,746 million of our 2016 Notes and all $400.0 million of our Valor Notes. We financed these transactions with proceeds from the issuance of the 2020 Notes, the 2021 Notes, the 2023 Notes and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $136.1 million during 2011.

The loss on extinguishment of debt is shown as follows for the twelve months ended December 31, 2011:

(Millions)	Twelve Months Ended
2016 Notes:
Premium on early redemption	$101.2
Unamortized discount on original issuance	26.6
Third-party fees for early redemption	3.0
Unamortized debt issuance costs on original issuance	1.1
Loss on early extinguishment for 2016 Notes	131.9
Valor Notes:
Premium on early redemption	10.3
Third-party fees for early redemption	0.4
Unamortized premium on original issuance	(6.5)
Loss on early extinguishment for Valor Notes	4.2
Total loss on early extinguishment of debt	$136.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

Interest Expense
Interest expense was as follows for the years ended December 31:

(Millions)	2011	2010	2009
Interest expense related to long-term debt (a)	$500.0	$466.1	$358.9
Impacts of interest rate swaps	64.8	57.2	52.9
Other interest expense	0.3	0.5	0.1
Less capitalized interest expense	(6.8)	(2.1)	(1.7)
Total interest expense	$558.3	$521.7	$410.2

(a)
We recognized as interest expense in the accompanying consolidated income statements $1.8 million and $6.4 million in arrangement and other fees related to the increase in the revolver capacity agreements and amendment and restatement of our senior secured credit facility in 2010 and 2009, respectively.

In order to mitigate the interest rate risk inherent in our variable rate senior secured credit facility, we entered into four identical pay fixed, receive variable interest rate swap agreements whose notional value totaled $1,018.7 million at December 31, 2011 (see Note 2).

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
Our non-financial assets and liabilities, including goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2011 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.
Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, income tax receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable, income tax receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis.
The fair values of our cash equivalents and interest rate swaps were determined using the following inputs at December 31:

(Millions)	2011	2010
Level 1 measurements:
Cash equivalents (a)	$153.1	$0.1
Level 2 measurements:
Interest rate swaps (b) (See Note 2)	$(119.2)	$(111.3)

(a)	Recognized at fair value in cash and cash equivalents on the consolidated balance sheet as of December 31, 2011 and 2010.

(b)	Recognized at fair value in current portion of interest rate swaps and other liabilities on the consolidated balance sheet as of December 31, 2011 and 2010.
Our cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to our non-performance risk. As of December 31, 2011 and 2010, the fair values of our interest rate swaps were reduced by $6.9 million and $4.6 million, respectively, to reflect our non-performance risk. Our non-performance risk is assessed based on the current trading discount of our Tranche B senior secured credit facility as the swap agreements are secured by the same collateral. In addition, we routinely monitor and update our evaluation of counterparty risk, and based on such evaluation have determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A.

The fair value and carrying value of our long-term debt, including current maturities, was as follows at December 31:

(Millions)	2011	2010
Fair value	$9,337.6	$7,649.1
Carrying value	$9,150.4	$7,325.8
The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. When an active market is not available for certain bonds and bank debt, the fair market value and revolving line of credit was determined based on bid prices and broker quotes. In calculating the fair market value of the Windstream Holdings of the Midwest, Inc., an appropriate market price for the same or similar instruments in an active market is used considering credit quality, nonperformance risk and maturity of the instrument.

7. Supplemental Cash Flow Information:
We declared and accrued cash dividends of $148.0 million, $126.5 million and $109.2 million during the fourth quarters of 2011, 2010 and 2009, respectively, which were subsequently paid in January of the following year.
On November 30, 2011, we issued 70.0 million shares of our common stock and assumed stock awards for a total transaction value of $842.0 million, based on the closing price of our stock on November 30, 2011, and the fair value of the equity awards assumed, as part of the consideration paid to acquire PAETEC (see Note 3). Also as part of this transaction, we assumed $1,591.3 million in long-term debt net of cash acquired, which includes a net premium of $113.9 million based on the fair value of the debt on November 30, 2011 and bank debt of $99.5 million that was repaid on December 1, 2011.
On February 28, 2011, we contributed 4.9 million shares of our common stock to our pension plan. At the time of this contribution, these shares had an appraised value, as determined by a third-party valuation firm, of approximately $60.6 million. On September 21, 2011, we contributed 5.9 million shares of our common stock to our Pension Plan to meet our remaining 2011 and expected 2012 obligation. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $75.2 million.
On December 2, 2010, we issued 20.6 million shares of our common stock with a fair market value of $271.6 million as part of the consideration paid to acquire Q-Comm (see Note 3). Also as part of this transaction, we assumed $266.2 million in long-term debt, including related interest rate swap liabilities, which was subsequently repaid.
On June 1, 2010, we issued 26.7 million shares of our common stock with a fair market value of $280.8 million as part of the consideration paid to acquire Iowa Telecom (see Note 3). Also as part of this transaction, we assumed $628.9 million in long-term debt, including related interest rate swap liabilities, which was subsequently repaid.
On February 8, 2010, we issued 18.7 million shares of our common stock with a fair market value of $185.0 million as part of the consideration paid to acquire NuVox (see Note 3). Also as part of this transaction, we assumed $281.0 million in long-term debt and related liabilities on existing swap agreements of NuVox, which was subsequently repaid.
On November 10, 2009, we issued 9.4 million shares of our common stock with a fair market value of $94.6 million as part of consideration paid to acquire D&E (see Note 3). Also as part of this transaction, we assumed $182.4 million in long-term debt, which was subsequently repaid as required under the change of control provisions of the D&E debt agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits:
We maintain a non-contributory qualified defined benefit pension plan. Prior to establishing the pension plan pursuant to the spin off in 2006, our employees participated in a substantially equivalent plan maintained by Alltel. Future benefit accruals for all eligible nonbargaining employees covered by the pension plan ceased as of December 31, 2005 (December 31, 2010 for employees who had attained age 40 with two years of service as of December 31, 2005). We also maintain supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. Additionally, we provide postretirement healthcare and life insurance benefits for eligible employees. Employees share in, and we fund, the costs of these plans as benefits are paid.

Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits to recognize actuarial gains and losses in our operating results in the year in which the gains and losses occur. Historically, we have recognized actuarial gains and losses as a component of accumulated other comprehensive income in our consolidated balance sheets on an annual basis and amortized unrecognized gains or losses that exceed 17.5 percent of the greater of the projected benefit obligation or market-related value of plan assets on a straight-line basis over five years. Unrecognized actuarial gains and losses below the 17.5 percent corridor were amortized into operating results over the average future service life of active employees in these plans. These gains and losses are measured annually as of December 31st and accordingly will be recorded during the fourth quarter or whenever a remeasurement of the pension benefit obligation occurs. While our historical policy of recognizing pension benefits is considered acceptable under U.S. GAAP, we believe the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change will improve transparency in our financial results by more quickly recognizing the effects of economic and interest rate trends on plan investments and assumptions. We have applied these changes retrospectively, adjusting all prior periods presented (see Note 2).

The following table reflects the components of pension expense for the years ended December 31, 2011, 2010 and 2009, including provision for executive retirement agreements and postretirement benefits expense for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2011	2010	2009	2011	2010	2009
Benefits earned during the year	$9.3	$15.7	$13.6	$0.2	$0.2	$0.1
Interest cost on benefit obligation	60.7	60.6	57.8	3.4	5.2	8.4
Net actuarial loss (gain)	167.9	38.0	(44.5)	—	—	—
Amortization of net actuarial loss	—	—	—	1.0	0.6	—
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(10.7)	(8.3)	(3.2)
Gain from postretirement plan termination	—	—	—	(14.7)	—	—
Expected return on plan assets	(71.0)	(60.1)	(50.6)	—	—	—
Net periodic benefit expense (income)	$166.8	$54.1	$(23.8)	$(20.8)	$(2.3)	$5.3
As a component of determining our annual postretirement benefits cost, we amortize unrecognized actuarial gains and losses exceeding 10.0 percent of the projected benefit obligation over the lesser of 10 years or the average remaining service life of active employees, which was approximately 10 years for our postretirement benefit plan during 2011. We do not amortize unrecognized actuarial gains and losses below the 10.0 percent corridor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

A summary of plan assets, projected benefit obligation and funded status of the plans, including executive retirement agreements, were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$870.5	$784.0	$0.3	$—
Transfers from qualified plans due to acquisition (a)	—	12.0	—	0.2
Actual return on plan assets	13.8	96.2	—	—
Employer contributions	136.5	41.7	6.9	8.6
Participant contributions	—	—	1.7	5.0
Benefits paid (b)	(71.9)	(63.4)	(9.1)	(14.4)
Medicare Part D reimbursement	—	—	0.4	0.9
Fair value of plan assets at end of year	$948.9	$870.5	$0.2	$0.3
Projected benefit obligation at beginning of year	$1,164.0	$1,060.7	$100.0	$88.6
Transfers from qualified plans due to acquisition (a)	—	16.2	—	2.6
Interest cost on projected benefit obligations	60.7	60.6	3.4	5.2
Service costs	9.3	15.7	0.2	0.2
Participant contributions	—	—	1.7	5.0
Plan amendments (c)	—	—	(37.6)	—
Plan termination (d)	—	—	(13.8)	—
Actuarial (gain) loss	120.8	74.2	0.7	11.9
Benefits paid (b)	(71.9)	(63.4)	(9.1)	(14.4)
Medicare Part D reimbursement	—	—	0.4	0.9
Projected benefit obligation at end of year	$1,282.9	$1,164.0	$45.9	$100.0
Plan assets less than projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(0.7)	$(0.8)	$(5.1)	$(8.0)
Noncurrent liabilities	(333.3)	(292.7)	(40.6)	(91.7)
Funded status recognized in the consolidated balance sheets	$(334.0)	$(293.5)	$(45.7)	$(99.7)
Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial loss	$—	$—	$(16.6)	$(20.9)
Prior service credits	0.9	1.0	104.8	82.8
Net amount recognized in accumulated other comprehensive income (loss)	$0.9	$1.0	$88.2	$61.9

(a)
In conjunction with the acquisition of Iowa Telecom on June 1, 2010, we assumed certain obligations related to a non-contributory qualified pension plan and postretirement benefit plan formerly sponsored by Iowa Telecom. As a result, we recognized additional net pension and postretirement benefit obligations of $4.2 million and approximately $2.4 million, respectively, which are included in other liabilities in the accompanying consolidated balance sheet. The Iowa Telecom plans were merged into our pension and postretirement employee benefit plans effective December 31, 2010. In conjunction with the acquisition of D&E on November 10, 2009, we assumed certain obligations related to a non-contributory qualified pension plan and postretirement benefit plan formerly sponsored by D&E. As a result we recognized additional net pension and postretirement benefit obligations of $12.4 million and approximately $1.8 million, respectively, as of November 10, 2009, which are included in other liabilities in the accompanying consolidated balance sheet. The D&E plans were merged into our pension and postretirement employee benefit plans effective December 31, 2009.

(b)	During both periods of 2011 and 2010, pension benefits paid from Windstream's assets totaled $0.7 million respectively. All postretirement benefits in both years were paid from Windstream's assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

(c)
During 2011, we amended certain of our postretirement medical plans to reduce the subsidies offered for medical and prescription drug insurance premiums. The change will be made in two waves. Effective January 1, 2012, the available subsidy will be reduced to one-half of the current subsidies. Effective January 1, 2013, the subsidy will be further reduced to either $80 per month for participants who are not eligible for Medicare, or $17 per month for Medicare eligible participants. These amendments were accounted for as plan amendments which reduced our benefit obligation as of June 1, 2011 by $38.3 million, with a corresponding decrease in accumulated other comprehensive loss, net of tax. As a result, the revised benefit obligation was $59.7 million as of June 1, 2011. The reduction in the obligation is being amortized to postretirement benefits expense over the average remaining service life of active employees beginning June 1, 2011. In remeasuring the postretirement obligations to reflect these amendments, updated assumptions as of June 1, 2011 were used. Specifically, the discount rate was decreased from 5.25 percent to 5.20 percent.

(d)
During 2011, we communicated the elimination of retiree basic life insurance benefits for certain participants of our plans effective January 1, 2012. For accounting purposes, this change eliminated all retiree basic life insurance benefits provided within one of the accounting plans and triggered a negative plan amendment and a curtailment eliminating retiree basic life insurance benefit obligations for all participants of the accounting plan. As a result, our postretirement benefit obligation was reduced by $13.8 million and the recognition of associated prior service credits of $4.9 million and actuarial losses of $4.0 million was accelerated. In total, we recorded a $14.7 million gain during the third quarter, of which $11.2 million was recorded in cost of services and $3.5 million in selling, general and administrative expenses. Due to the changes discussed previously, the total accumulated benefit obligation decreased by $13.8 million. In remeasuring the postretirement obligations to reflect these changes, updated assumptions as of August 1, 2011 were used. Specifically, the discount rate was decreased from 5.20 percent to 4.86 percent. The discount rate is selected based on a hypothetical yield curve that incorporates high-quality corporate bonds with various maturities adjusted to reflect expected post retirement benefit payments.

Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense (income) in 2012, including executive retirement agreements, are as follows:

(Millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss	$—	$1.2
Prior service credits	$(0.1)	$(12.3)
The accumulated benefit obligation of our pension plan and executive retirement agreements, was $1,243.6 million, $1,128.5 million and $1,022.0 million at December 31, 2011, 2010 and 2009, respectively.

Assumptions – Actuarial assumptions used to calculate pension and postretirement benefits expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2011	2010	2009	2011	2010	2009
Discount rate	5.31%	5.89%	6.18%	5.11%	5.79%	6.11%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	—%
Rate of compensation increase	3.44%	3.44%	3.44%	—%	—%	—%

Actuarial assumptions used to calculate the projected benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.64%	5.31%	4.59%	5.25%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	4.17%	3.44%	—	—%

In developing the expected long-term rate of return assumption, we considered the historical rate of return on plan assets of 9.79 percent since 1975 including periods in which it was sponsored by Alltel, as well as input from our investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate of return on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

qualified pension plan assets includes a targeted asset allocation of 55.0 percent to equities, 35.0 percent to fixed income securities, and 10.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 8.0 percent.
Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2011	2010
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2017	2017

For the year ended December 31, 2011, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.2 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.2 million. As of December 31, 2011, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $4.9 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $4.0 million.

Plan Assets – Our pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation at December 31, 2011 and 2010 for our pension plan by asset category were as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2012	2011	2010
Equity securities	50.0% - 65.0%	50.8%	61.1%
Fixed income securities	30.0% - 45.0%	39.2%	34.9%
Alternative investments	0.0% - 10.0%	3.7%	0.2%
Money market and other short-term interest bearing securities	0.0% - 5.0%	6.3%	3.8%
		100.0%	100.0%
Our investment strategy is to maintain a diversified asset portfolio expected to provide long-term asset growth. Asset allocation decisions reflect the return objectives of the pension plan as well as tolerance for risk, liquidity needs and future funding obligations. The long-term return objective is to satisfy any current funding obligations when and as prescribed by law and to keep pace with the growth of the pension plan liabilities. Given the long time horizon for paying out benefits, and our strong financial condition, the pension plan can accept an average level of risk relative to other similar plans. The liquidity needs of the plan are manageable given that lump sum payments are not available to most participants.
Equity securities include stocks of both large and small capitalization domestic and international companies. Equity securities are expected to provide both diversification and long-term real asset growth. Domestic equities may include modest holdings of non-U.S. equities, purchased by domestic equity managers as long as they are traded in the U.S and denominated in U.S. dollars and both active and passive (index) investment strategies. International equities provide a broad exposure to return opportunities and investment characteristics associated with the world equity markets outside the U.S. The plan’s equity holdings are diversified by investment style, market capitalization, market or region, and economic sector.
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
At its meeting on February 9, 2011, the board of directors approved a measure to allow the plan to make investments in our common stock. Previously, the plan prohibited investment in our common stock. This change allowed us to make 2011 pension contributions of $135.8 million in our common stock. We are not required to make a pension contribution in 2012, but can make a contribution on a voluntary basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

The fair values of our pension and post retirement benefit plan assets were determined using the following inputs as of December 31, 2011:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	(a) Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Domestic equities (b)	$346.4	$345.4	$0.9	$0.1
International equities (b)	142.9	75.5	67.4	—
Agency backed bonds (b)	26.6	—	26.6	—
Asset backed securities (b)	0.8	—	0.8	—
Corporate bonds (b)	213.2	—	213.2	—
Government and municipal bonds (b)	35.0	—	35.0	—
Mortgage backed securities (b)	3.5	—	3.5	—
Pooled funds (b)	25.0	—	25.0	—
Derivatives (c)	(0.6)	0.1	(0.7)	—
Treasuries (b)	43.8	—	43.8	—
Real estate and private equity funds (d)	33.4	—	—	33.4
Cash equivalents and other	71.7	1.2	70.5	—
Guaranteed annuity contract (e)	2.8	—	—	2.8
Total investments	$944.5	$422.2	$486.0	$36.3
Dividends and interest receivable	7.5
Pending trades	(3.1)
Total plan assets	$948.9

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2010:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	(a) Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Domestic equities (b)	$366.8	$265.6	$101.0	$0.2
International equities (b)	161.4	84.2	77.2	—
Agency backed bonds (b)	29.4	—	29.4	—
Asset backed securities (b)	1.3	—	1.3	—
Corporate bonds (b)	121.3	—	121.3	—
Government and municipal bonds (b)	14.5	—	14.5	—
Mortgage backed securities (b)	3.5	—	3.5	—
Pooled funds (c)	21.3	—	21.3	—
Derivatives (c)	0.3	0.2	0.1	—
Treasuries (b)	72.2	—	72.2	—
Treasury inflation protected securities (c)	40.7	—	40.7	—
Cash equivalents and other	31.3	2.8	28.5	—
Guaranteed annuity contract (e)	3.3	—	—	3.3
Total investments	$867.3	$352.8	$511.0	$3.5
Dividends and interest receivable	5.7
Pending trades	(2.5)
Total plan assets	$870.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

(a)	Changes in the level 3 investments for the year ended December 31, 2011 are reflected in the table below. Changes for the year ended December 31, 2010 were inconsequential.

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

(d)
Valued at fair value as determined by the investment managers. Private equity is initially valued by the investment managers based upon cost, then adjusted for available market data based upon observations of the trading multiples of public companies considered comparable to the private companies being valued. Such market data used to determine adjustments to accounts for cash flows and company-specified issues include current operating performance and future expectations of the investments, changes in market outlook, and the third-party financing environment. Real estate investments are valued either at amounts based upon appraisal reports prepared by independent third-party appraisers or at amounts as determined by internal appraisals performed by the investment manager, which has been agreed to by an external valuation consultant.

(e)
Based on the value of the underlying contracts adjusted to market value, which recognizes that either long-term assets would have to be sold before contract maturity or new contributions by other contract holders would have to be exchanged for funds being transferred, precluding these contributions from being invested at the current rate of return.

The following is a reconciliation of the beginning and ending balances of pension plan assets that are measured at fair value using significant unobservable inputs:

(Millions)	Domestic equities	Real estate and private equity funds	Guaranteed annuity contract	Total
Balance at December 31, 2010	$0.2	$—	$3.3	$3.5
Actual (loss) gain on plan assets	(0.1)	2.4	0.2	2.5
Purchases and sales	—	31.0	(0.7)	30.3
Transfers in and/or out of level 3	—	—	—	—
Balance at December 31, 2011	$0.1	$33.4	$2.8	$36.3
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

Estimated Future Employer Contributions and Benefit Payments – Estimated future employer contributions, benefit payments, including executive retirement agreements, are as follows as of December 31, 2011:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2012	$0.7	$5.1
Expected benefit payments:
2012	$73.6	$5.1
2013	75.0	3.5
2014	77.6	3.6
2015	78.2	3.5
2016	80.5	3.4
2017-2021	428.4	13.7
The 2012 expected employer contribution of $0.7 million for pension benefits represents the amount necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans. On February 28, 2011, we contributed 4.9 million shares of our common stock to our Pension Plan. At the time of this contribution, these shares had an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

appraised value, as determined by a third-party valuation firm, of approximately $60.6 million. The pension trust subsequently sold all 4.9 million shares prior to June 30, 2011 for approximately $61.1 million. On September 21, 2011, we contributed 5.9 million shares of our common stock to our Pension Plan to meet our remaining 2011 and expected 2012 obligation. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $75.2 million. The pension trust subsequently sold all 5.9 million shares for approximately $72.4 million.
Effective January 1, 2011, changes to our Retiree Medical Plan will allow retirees to elect their prescription plan through the UnitedHealthCare Medicare Connector. This change will result in savings for us. However, we will no longer be eligible for the Medicare Part D subsidy. We expect to receive $0.4 million in Medicare prescription drug subsidies relating to the 2010 plan year during 2012.

Employee Savings Plan – We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Employees may elect to contribute to the plan a portion of their eligible pretax compensation up to certain limits as specified by the plans and by the Internal Revenue Service. Effective January 2009, we decreased our matching contribution to employee savings accounts from a maximum of 6.0 percent to a maximum of 4.0 percent of employee pretax contributions for employees contributing at least 5.0 percent. Our matching contribution is funded annually. We recorded $13.7 million, $10.9 million and $8.9 million in 2011, 2010 and 2009, respectively, related to the employee savings plan, which was included in cost of services and selling, general and administrative and other expenses in the consolidated statements of income.

9. Share-Based Compensation Plans:
Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of December 31, 2011, the Incentive Plan had remaining capacity of 9.7 million awards, of which 8.2 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights. The cost of each award is determined based on the fair value of the shares on the date of grant, and is fully expensed over the vesting period.

In conjunction with the acquisition of PAETEC, Windstream assumed the PAETEC Holding Corp. 2011 Omnibus Incentive Plan (the “PAETEC Incentive Plan”).  Under the PAETEC Incentive Plan, we may issue equity stock awards in the form of restricted stock, restricted stock units, unrestricted stock, stock appreciation rights, stock options, dividend equivalent rights, performance awards, incentive awards or cash awards to former PAETEC employees. As of December 31, 2011, the PAETEC Incentive Plan had remaining capacity of 3.4 million awards. The cost of each award is determined based on the fair value of the shares on the date of grant, and is fully expensed over the vesting period.
Restricted Stock and Restricted Stock Unit Activity - During 2011, 2010 and 2009, our Board of Directors approved grants of restricted stock to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan and one-time grants. On February 8, 2011, a one-time grant totaling 237,989 shares of restricted stock was approved to provide a retention incentive to the CEO and select members of management. On August 3, 2010, a one-time grant totaling 516,075 shares of restricted stock was approved to provide a retention incentive and increase the long-term incentive values toward market values for select members of executive management, other than the CEO. Additionally, in 2011, we issued performance-based restricted stock units to executive officers rather than performance-based restricted shares. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets over a three-year period. The vesting periods and grant date fair value for restricted stock and restricted stock units issued was as follows for the years ended December 31:

	2011	2010	2009
(Thousands)	Common Shares	Common Shares	Common Shares
Vest ratably over remaining service period, up to four years (a) (b)	886.3	222.4	—
Vest ratably over a three-year service period	1,024.0	899.0	966.3
Vest contingently over a three-year performance period	522.9	596.9	677.5
Vest three years from date of grant, service based	388.5	651.3	186.8
Vest one year from date of grant, service based (c)	48.6	72.1	55.2
Total granted	2,870.3	2,441.7	1,885.8
Grant date fair value (Millions)	$36.3	$26.2	$16.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

(a)
In conjunction with the acquisition of PAETEC, we granted 886,300 restricted stock units to former PAETEC employees to replace outstanding, unvested PAETEC restricted stock units held by these same employees as of acquisition date. The vesting provisions of the original grants were retained. Each recipient is entitled to one restricted share per restricted stock unit.

(b)
In conjunction with the acquisition of Iowa Telecom, we granted 222,400 shares of restricted stock to former Iowa Telecom employees to replace outstanding, unvested Iowa Telecom restricted stock shares held by these same employees as of acquisition date. The vesting provisions of the original grants were retained, including provisions requiring accelerated vesting upon an involuntary termination following a change of control.

(c)	Represents restricted stock granted to non-employee directors.
For performance based restricted stock units granted in 2011 the operating targets for the first vesting period were approved by the Board of Directors in February 2011. For the performance based restricted stock granted in 2010, the operating targets for the first and second vesting period were approved by the Board of Directors in February 2010 and 2011, respectively. For performance based restricted stock granted in 2009, the operating targets for the first, second and third vesting period were approved by the Board of Directors in February 2009, 2010 and 2011, respectively. For 2011 and measurement periods prior, each of the operating targets was met by the end of their respective measurement periods.
Restricted stock and restricted stock unit activity for the year ended December 31, 2011 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2010	3,833.7	$10.13
Granted	2,870.3	12.66
Vested	(1,553.5)	10.00
Forfeited	(199.5)	11.83
Non-vested at December 31, 2011	4,951.0	$11.57
At December 31, 2011, unrecognized compensation expense totaled $37.1 million and is expected to be recognized over the weighted average vesting period of 1.3 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. The total fair value of shares vested during 2011, 2010 and 2009 was $15.5 million, $14.9 million and $27.5 million, respectively. Share-based compensation expense was $24.0 million, $17.0 million and $17.4 million for 2011, 2010 and 2009, respectively.
Stock Option Activity - In conjunction with the acquisition of PAETEC, we issued 3,933,230 stock options to former PAETEC employees to replace outstanding PAETEC stock options held by these same employees as of the acquisition date. The exercise price of the options granted was 0.460 shares of the exercise price on the original issuances. All other terms of the original options, including the vesting provisions, were retained. The contractual term of the options granted is ten years from the original issuance date. Awards generally vest ratably over a three- or four-year service period.
The following table summarizes stock option activity for the year ended December 31, 2011:

	(Thousands) Number of Shares Underlying Options	Weighted Average Exercise Price	(Years) Weighted Average Remaining Contractual Life	(Millions)Aggregate Intrinsic Value
Outstanding at December 31, 2010	—	$—
Granted	3,933.2	$10.04
Exercised	(344.5)	$6.67
Canceled	(85.4)	$19.85
Forfeited	—	$—
Outstanding at December 31, 2011	3,503.3	$10.13	5.5	$13.0
Vested or expected to vest at December 31, 2011	3,058.7	$10.33	5.1	$11.5
Exercisable at December 31, 2011	3,001.2	$10.36	5.0	$11.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of Windstream's common stock as reported on the NASDAQ Global Select Market on December 31, 2011 and the option exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2011. This amount changes based on the fair market value of Windstream's common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2011 was approximately $1.7 million.

The weighted average fair value of the stock options granted, estimated on the dates of grant using the Hull-White II Lattice option-pricing model, was $3.78 using the following assumptions:

December 31, 2011
Expected forfeiture rate	7.42%
Risk free interest rate range	0.00% to 2.00%
Expected stock price volatility range	6.04% to 34.79%
Expected dividend yield	8.50%

The Hull-White II Lattice option-pricing model used a regression model to predict the probability of exercise using an in-the- money ratio at different points within the lattice model based on PAETEC's historical data.

Total compensation expense related to stock options granted was approximately $0.1 million for the year ended December 31, 2011.

The following table summarizes stock option information as of December 31, 2011:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	(Thousands)Number of Options	Weighted Average Exercise Price	(Thousands)Number of Options	Weighted Average Exercise Price
$0.00-$4.70	930.3	$3.92	908.5	$3.95
$4.71-$8.30	850.7	$7.22	565.7	$6.80
$8.31-$14.00	919.3	$10.11	750.6	$10.24
$14.01-$29.27	803.0	$20.45	776.4	$20.57
	3,503.3	$10.13	3,001.2	$10.36

As of December 31, 2011, there was approximately $0.6 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the Stock Incentive Plans. We expect to recognize the expense over a weighted average period of approximately 0.4 years.

10. Merger, Integration and Restructuring Charges:
Costs triggered by strategic transactions, including transaction, rebranding and system conversion costs are unpredictable by nature and primarily include charges for accounting, legal, broker fees, employee transition costs, as well as certain financing and other miscellaneous costs associated with the completed acquisitions of the acquired businesses. These costs are considered indirect or general and are expensed when incurred in accordance with authoritative guidance on business combinations. Restructuring charges, consisting primarily of severance and employee benefit costs, are triggered by our continued evaluation of our operating structure and identification of opportunities for increased operational efficiency and effectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

The following is a summary of the merger, integration and restructuring charges recorded for the years ended December 31:

(Millions)	2011	2010	2009
Merger and integration costs
Transaction costs associated with acquisitions	$40.7	$41.2	$11.4
Employee related transition costs	22.3	26.7	8.6
Computer system and conversion costs	5.7	4.2	1.6
Signage and other rebranding costs	1.1	5.2	0.7
Total merger and integration costs	69.8	77.3	22.3
Restructuring charges	1.3	7.7	9.3
Total merger, integration and restructuring charges	$71.1	$85.0	$31.6
Merger, integration and restructuring charges decreased net income $44.1 million, $59.1 million and $19.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, giving consideration to tax benefits on deductible items.

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges at December 31:

(Millions)	2011	2010
Balance, beginning of period	$10.5	$6.6
Merger, integration and restructuring charges	71.1	85.0
Cash outlays during the period	(68.7)	(81.1)
Balance, end of period	$12.9	$10.5
As of December 31, 2011, other current liabilities included the remaining liability of $12.9 million for accrued merger, integration and restructuring charges. This included $11.7 million of accrued severance costs primarily associated with the integration of PAETEC and the Acquired Companies. The severance and related employee costs will be paid as positions are eliminated. Each of these payments will be funded through operating cash flows.

11. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income (loss) balances, net of tax, were as follows for the years ended December 31:
(Millions)	2011	2010	2009
Pension and postretirement plans	$54.7	$38.9	$49.3
Unrealized holding losses on interest rate swaps
Designated portion	(16.6)	3.5	(66.5)
De-designated portion	(36.2)	(66.5)	(1.4)
Accumulated other comprehensive income (loss)	$1.9	$(24.1)	$(18.6)

12. Income Taxes:
Income tax expense was as follows for the years ended December 31:

(Millions)	2011	2010	2009
Current:
Federal	$(97.8)	$71.3	$120.2
State	23.4	(0.8)	10.8
	(74.4)	70.5	131.0
Deferred:
Federal	181.8	104.5	91.8
State	(6.3)	20.6	28.0
	175.5	125.1	119.8
Income tax expense	$101.1	$195.6	$250.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

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
Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	2.0	2.5	2.6
Adjust deferred taxes for state net operating loss carryforward	1.9	—	1.3
Acquisition costs	(0.5)	1.2	0.3
Tax refund interest	(0.5)	—	—
Other items, net	(0.9)	(0.2)	(0.6)
Effective income tax rate	37.0%	38.5%	38.6%
The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2011	2010
Property, plant and equipment	$1,260.2	$945.4
Goodwill and other intangible assets	1,395.8	1,083.4
Operating loss carryforward	(805.5)	(194.7)
Postretirement and other employee benefits	(144.3)	(128.3)
Unrealized holding loss and interest swaps	(37.0)	(43.0)
Deferred compensation	(5.6)	(5.6)
Bad debt	(57.4)	(8.8)
Deferred debt costs	(67.9)	(7.2)
Restricted stock	(16.0)	(5.2)
Other, net	(68.8)	(13.4)
	1,453.5	1,622.6
Valuation allowance	165.9	28.8
Deferred income taxes, net	$1,619.4	$1,651.4
Deferred tax assets	$1,101.6	$389.4
Deferred tax liabilities	2,721.0	2,040.8
Deferred income taxes, net	$1,619.4	$1,651.4
At December 31, 2011 and 2010, we had federal net operating loss carryforwards of approximately $1,925.1 million and $356.4 million, respectively, which expire in varying amounts from 2015 through 2031. The loss carryforwards at December 31, 2010 were initially acquired in conjunction with our mergers with Valor, NuVox and Iowa Telecom. The 2011 increase is primarily associated with loss carryforwards acquired in conjunction with our merger with PAETEC. At December 31, 2011 and 2010, we had state net operating loss carryforwards of approximately $2,670.1 million and $1,053.4 million, respectively, which expire annually in varying amounts from 2012 through 2030. The loss carryforwards at December 31, 2010 were initially acquired in conjunction with our mergers with Valor, CTC, D&E, Lexcom, NuVox , Iowa Telecom and Q-Comm. The 2011 increase is primarily associated with loss carryforwards acquired in conjunction with our merger with PAETEC. Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of future taxable income of certain entities, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to expiration. We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Consequently, as of December 31, 2011 and 2010, we recorded valuation allowances of $165.9 million and $28.8 million, respectively, related to federal and state loss carryforwards which are expected to expire and not be utilized. The 2011 increase in the valuation allowance is primarily associated with the acquisition of federal and state net operating losses from PAETEC and was recorded with an offset through goodwill. The amount of state tax credit carryforward remains the same at December 31, 2011 and 2010, approximately $20.7 million, which expire in varying amounts from 2014 through 2027.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

As discussed in Note 2, we adopted authoritative guidance for accounting for uncertainty in income taxes on January 1, 2007. The adoption of this guidance resulted in no impact to either our reserves for uncertain tax positions or to retained earnings. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2011	2010	2009
Beginning balance	$18.6	$4.3	$6.1
Additions based on PAETEC acquisition	0.5	—	—
Additions based on Q-Comm acquisition	0.6	—	—
Additions based on D&E acquisition	—	0.4	0.3
Additions based on Lexcom acquisition	—	0.2	0.1
Additions based on NuVox acquisition	—	1.8	—
Additions based on tax positions of prior years	—	15.7	—
Reductions for tax positions of prior years	—	(0.6)	(0.8)
Reduction as a result of a lapse of the applicable statute of limitations	(0.9)	(3.2)	(1.4)
Ending balance	$18.8	$18.6	$4.3
We do not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $16.5 million (net of indirect benefits) for year ended December 31, 2011.
Included in the balance at December 31, 2011 and 2010, are $0.7 million and $0.8 million, respectively, of gross tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. These unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2011 and 2010.
We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years. We have identified Arkansas, California, Florida, Georgia, Illinois, Iowa, Kentucky, Nebraska, New York, North Carolina, Pennsylvania, Texas and Virginia as “major” state taxing jurisdictions.
We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax expense. During the years ended December 31, 2011 and 2010, we recognized approximately $0.8 million and $2.6 million in interest and penalties, respectively. Furthermore, we had approximately $2.6 million and $2.2 million for the payment of interest and penalties accrued as of December 31, 2011 and 2010, respectively.

13. Commitments and Contingencies:
Lease Commitments
Minimum rental commitments for all non-cancelable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows as of December 31, 2011:

Year	(Millions)
2012	$175.6
2013	135.0
2014	90.1
2015	60.0
2016	40.1
Thereafter	77.0
Total	$577.8
Rental expense totaled $95.6 million, $61.4 million and $29.6 million in 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

Litigation
On June 22, 2009, a putative class action lawsuit was filed in Kentucky federal district court against certain of our subsidiaries on behalf of current and former customers in Kentucky. The complaint alleged that we overcharged customers because we collected a gross receipts surcharge ("GRS") in violation of state and federal statutes and tariffs and common law. The federal court referred the state tariff issues to the Kentucky Public Service Commission. The federal court recently ruled that the GRS was a rate that should have been in our federal tariffs prior to its collection from customers and issued an order regarding class certification that, according to the court, was not final. We plan to continue to vigorously defend the court and administrative proceedings. Based on a comprehensive analysis of the activity occurring during the third quarter of 2011, we accrued an amount that is not material representing the amount of loss that is currently estimable and probable related to this matter. Ultimate resolution, the timing of which is currently unknown, could result in a loss in a range of $0 to $8.0 million in excess of the amount accrued.
We are party to various legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, our management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of income, cash flows or our financial condition.
In addition, our management is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or our results of operations.

14. Business Segments:
We are organized based on the services and products that we offer. Our chief operating decision maker assesses performance and allocates resources based on our consolidated results of operations. Under this organizational and reporting structure, our operations consists of one reportable segment.

15. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 2013 Notes, the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes, the 2020 Notes, the 2021 Notes and the 2023 Notes (“the guaranteed notes”), certain of our wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor, provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to us. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. The parent company is Windstream Corporation who is also the issuer of the notes.
The following information presents condensed consolidated and combined statements of income for the years ended December 31, 2011, 2010 and 2009, condensed consolidated balance sheets as of December 31, 2011 and 2010, and condensed consolidated and combined statements of cash flows for the years ended December 31, 2011, 2010 and 2009 of the parent company, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,085.0	$3,093.4	$(21.9)	$4,156.5
Product sales	—	62.0	67.2	—	129.2
Total revenues and sales	—	1,147.0	3,160.6	(21.9)	4,285.7
Costs and expenses:
Cost of services	—	373.9	1,323.5	(12.3)	1,685.1
Cost of products sold	—	55.8	49.5	—	105.3
Selling, general, administrative and other	—	104.1	514.2	(9.6)	608.7
Depreciation and amortization	—	320.3	527.2	—	847.5
Merger, integration and restructuring costs	—	0.3	70.8	—	71.1
Total costs and expenses	—	854.4	2,485.2	(21.9)	3,317.7
Operating income	—	292.6	675.4	—	968.0
Earnings (losses) from consolidated subsidiaries	480.5	(0.9)	4.9	(484.5)	—
Other income (expense), net	(3.8)	179.7	(176.0)	—	(0.1)
Loss on early extinguishment on debt	(136.1)	—	—	—	(136.1)
Intercompany interest income (expense)	167.2	(104.8)	(62.4)	—	—
Interest expense	(547.3)	(5.2)	(5.8)	—	(558.3)
Income (loss) from continuing operations before income taxes	(39.5)	361.4	436.1	(484.5)	273.5
Income taxes (benefit)	(211.8)	114.3	198.6	—	101.1
Income from continuing operations	172.3	247.1	237.5	(484.5)	172.4
Discontinued operations, net of tax	—	—	(0.1)	—	(0.1)
Net income	$172.3	$247.1	$237.4	$(484.5)	$172.3

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$942.3	$2,694.5	$(15.4)	$3,621.4
Product sales	—	42.6	46.7	—	89.3
Total revenues and sales	—	984.9	2,741.2	(15.4)	3,710.7
Costs and expenses:
Cost of services	—	304.9	1,034.0	(11.2)	1,327.7
Cost of products sold	—	39.5	35.4	—	74.9
Selling, general, administrative and other	—	97.4	402.7	(4.2)	495.9
Depreciation and amortization	—	273.7	420.0	—	693.7
Merger, integration and restructuring costs	—	1.6	83.4	—	85.0
Total costs and expenses	—	717.1	1,975.5	(15.4)	2,677.2
Operating income	—	267.8	765.7	—	1,033.5
Earnings (losses) from consolidated subsidiaries	575.0	81.2	6.0	(662.2)	—
Other income (expense), net	(2.2)	175.6	(176.9)	—	(3.5)
Intercompany interest income (expense)	120.9	(63.0)	(57.9)	—	—
Interest expense	(514.0)	(6.5)	(1.2)	—	(521.7)
Income before income taxes	179.7	455.1	535.7	(662.2)	508.3
Income taxes (benefit)	(133.0)	133.8	194.8	—	195.6
Net income	$312.7	$321.3	$340.9	$(662.2)	$312.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$746.1	$2,130.9	$(4.5)	$2,872.5
Product sales	—	74.4	49.4	—	123.8
Total revenues and sales	—	820.5	2,180.3	(4.5)	2,996.3
Costs and expenses:
Cost of services	—	208.9	727.9	(2.6)	934.2
Cost of products sold	—	66.6	40.9	—	107.5
Selling, general, administrative and other	—	76.7	249.3	(1.9)	324.1
Depreciation and amortization	—	191.1	347.2	—	538.3
Merger, integration and restructuring costs	—	1.4	30.2	—	31.6
Total costs and expenses	—	544.7	1,395.5	(4.5)	1,935.7
Operating income	—	275.8	784.8	—	1,060.6
Earnings (losses) from consolidated subsidiaries	638.9	62.3	0.6	(701.8)	—
Other income (expense), net	1.0	111.1	(113.2)	—	(1.1)
Intercompany interest income (expense)	36.4	(15.2)	(21.2)	—	—
Interest expense	(401.8)	(6.2)	(2.2)	—	(410.2)
Income before income taxes	274.5	427.8	648.8	(701.8)	649.3
Income taxes (benefit)	(124.0)	119.0	255.8	—	250.8
Net income	$398.5	$308.8	$393.0	$(701.8)	$398.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Balance Sheet
	As of December 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$115.4	$7.1	$104.5	$—	$227.0
Restricted cash	11.9	—	9.8	—	21.7
Accounts receivable (less allowance for doubtful accounts of $29.9)	—	105.7	550.2	2.4	658.3
Affiliates receivable, net	—	52.7	2,744.2	(2,796.9)	—
Income tax receivable	122.0	1.2	0.9	—	124.1
Inventories	—	55.4	21.1	—	76.5
Deferred income taxes	153.0	22.8	56.3	—	232.1
Prepaid income taxes	163.4	—	—	(148.1)	15.3
Prepaid expenses and other	3.4	13.2	85.4	—	102.0
Assets held for sale	—	50.6	10.8	—	61.4
Total current assets	569.1	308.7	3,583.2	(2,942.6)	1,518.4
Investments in consolidated subsidiaries	11,622.8	1,237.4	313.0	(13,173.2)	—
Goodwill and other intangibles, net	—	3,761.8	3,225.2	—	6,987.0
Net property, plant and equipment	7.6	1,464.5	4,236.0	—	5,708.1
Other assets	95.4	356.6	62.3	(335.7)	178.6
Total Assets	$12,294.9	$7,129.0	$11,419.7	$(16,451.5)	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$33.8	$0.7	$184.0	$(4.8)	$213.7
Current portion of interest rate swaps	30.5	—	—	—	30.5
Accounts payable	1.0	49.0	246.0	—	296.0
Affiliates payable, net	2,796.6	—	—	(2,796.6)	—
Advance payments and customer deposits	—	31.8	208.6	—	240.4
Accrued dividends	148.0	—	—	—	148.0
Accrued taxes	0.3	103.1	163.2	(148.7)	117.9
Accrued interest	114.0	1.7	46.1	—	161.8
Other current liabilities	29.8	27.2	194.2	—	251.2
Total current liabilities	3,154.0	213.5	1,042.1	(2,950.1)	1,459.5
Long-term debt and capital lease obligations	7,432.0	99.7	1,733.5	(328.5)	8,936.7
Deferred income taxes	91.8	941.6	818.1	—	1,851.5
Other liabilities	119.0	31.8	495.5	—	646.3
Total liabilities	10,796.8	1,286.6	4,089.2	(3,278.6)	12,894.0
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,496.1	5,083.4	4,004.0	(9,087.4)	1,496.1
Accumulated other comprehensive income	1.9	8.2	47.6	(55.8)	1.9
Retained earnings	—	710.0	3,195.8	(3,905.8)	—
Total shareholders’ equity	1,498.1	5,842.4	7,330.5	(13,172.9)	1,498.1
Total Liabilities and Shareholders’ Equity	$12,294.9	$7,129.0	$11,419.7	$(16,451.5)	$14,392.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Balance Sheet
	As of December 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.1	$8.4	$29.8	$—	$42.3
Accounts receivable (less allowance for doubtful accounts of $27.8)	—	106.6	268.5	(1.2)	373.9
Affiliates receivable, net	—	—	2,570.5	(2,570.5)	—
Inventories	—	44.3	8.2	—	52.5
Deferred income taxes	14.1	25.5	5.2	—	44.8
Prepaid income taxes	62.9	—	—	—	62.9
Prepaid expenses and other	3.1	24.7	32.9	—	60.7
Assets held for sale	—	50.6	—	—	50.6
Total current assets	84.2	260.1	2,915.1	(2,571.7)	687.7
Investments in consolidated subsidiaries	10,479.6	1,239.8	321.2	(12,040.6)	—
Goodwill and other intangibles, net	—	3,897.2	1,812.5	—	5,709.7
Net property, plant and equipment	7.6	1,462.2	3,294.4	—	4,764.2
Other assets	76.9	357.0	44.1	(335.7)	142.3
Total Assets	$10,648.3	$7,216.3	$8,387.3	$(14,948.0)	$11,303.9
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$128.3	$0.7	$11.4	$(1.2)	$139.2
Current portion of interest rate swaps	35.4	—	—	—	35.4
Accounts payable	0.6	71.3	79.4	—	151.3
Affiliates payable, net	2,216.9	353.6	—	(2,570.5)	—
Advance payments and customer deposits	—	23.2	127.0	—	150.2
Accrued dividends	126.5	—	—	—	126.5
Accrued taxes	0.5	35.2	45.6	—	81.3
Accrued interest	171.3	2.3	0.3	—	173.9
Other current liabilities	27.4	28.5	76.3	—	132.2
Total current liabilities	2,706.9	514.8	340.0	(2,571.7)	990.0
Long-term debt and capital lease obligations	7,063.0	100.4	358.9	(335.7)	7,186.6
Deferred income taxes	(63.7)	931.6	828.3	—	1,696.2
Other liabilities	111.1	29.1	459.9	—	600.1
Total liabilities	9,817.3	1,575.9	1,987.1	(2,907.4)	10,472.9
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	855.0	5,083.5	3,161.9	(8,245.4)	855.0
Accumulated other comprehensive income (loss)	(24.1)	7.9	31.8	(39.7)	(24.1)
Retained earnings	—	508.2	3,123.4	(3,631.6)	—
Total shareholders’ equity	831.0	5,640.4	6,400.2	(12,040.6)	831.0
Total Liabilities and Shareholders’ Equity	$10,648.3	$7,216.3	$8,387.3	$(14,948.0)	$11,303.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$172.3	$247.1	$237.4	$(484.5)	$172.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	320.3	527.2	—	847.5
Provision for doubtful accounts	—	11.3	37.2	—	48.5
Equity in (earnings) losses from subsidiaries	(480.5)	0.9	(4.9)	484.5	—
Stock-based compensation expense	—	5.6	18.5	—	24.1
Pension expense	—	23.4	143.4	—	166.8
Deferred income taxes	10.3	20.3	144.9	—	175.5
Unamortized net discount on retired debt	21.2	—	—	—	21.2
Amortization of unrealized losses on de-designated interest rate swaps	49.1	—	—	—	49.1
Gain from postretirement plan termination	—	(2.9)	(11.8)	—	(14.7)
Other, net	18.5	(0.1)	(6.9)	—	11.5
Pension contribution	—	—	—	—	—
Changes in operating assets and liabilities, net	(316.2)	41.5	1.7	—	(273.0)
Net cash provided from (used in) operations	(525.3)	667.4	1,086.7	—	1,228.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(206.4)	(495.6)	—	(702.0)
Broadband network expansion funded by stimulus grants	—	(5.2)	(16.5)	—	(21.7)
Cash acquired from PAETEC	—	—	71.4	—	71.4
Changes in restricted cash	(11.9)	—	—	—	(11.9)
Grant funds received for broadband stimulus projects	4.0	—	—	—	4.0
Advances paid to parent, net	—	(442.4)	(293.7)	736.1	—
Other, net	1.8	5.7	0.5	—	8.0
Net cash used in investing activities	(6.1)	(648.3)	(733.9)	736.1	(652.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(509.6)	—	—	—	(509.6)
Dividends received from (paid to) subsidiaries	197.2	(32.4)	(164.8)	—	—
Repayment of debt	(4,670.7)	—	(109.6)	—	(4,780.3)
Proceeds of debt issuance	4,922.0	—	—	—	4,922.0
Debt issuance costs	(30.6)	—	—	—	(30.6)
Advances received from subsidiaries, net	736.1	—	—	(736.1)	—
Other, net	(1.7)	12.0	(3.7)	—	6.6
Net cash provided from (used in) financing activities	642.7	(20.4)	(278.1)	(736.1)	(391.9)
Increase (decrease) in cash and cash equivalents	111.3	(1.3)	74.7	—	184.7
Cash and Cash Equivalents:
Beginning of period	4.1	8.4	29.8	—	42.3
End of period	$115.4	$7.1	$104.5	$—	$227.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$312.7	$321.3	$340.9	$(662.2)	$312.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	273.7	420.0	—	693.7
Provision for doubtful accounts	—	11.0	37.9	—	48.9
Equity in (earnings) losses from subsidiaries	(575.0)	(81.2)	(6.0)	662.2	—
Stock-based compensation expense	—	2.6	14.4	—	17.0
Pension expense	—	8.3	45.8	—	54.1
Deferred income taxes	(9.9)	50.1	84.9	—	125.1
Amortization of unrealized losses on de-designated interest rate swaps	0.6	—	—	—	0.6
Other, net	14.1	6.7	(6.0)	—	14.8
Pension contribution	(41.7)	—	—	—	(41.7)
Changes in operating assets and liabilities, net	18.8	(26.8)	(125.9)	—	(133.9)
Net cash provided from (used in) operations	(280.4)	565.7	806.0	—	1,091.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(107.5)	(304.5)	—	(412.0)
Acquisition of NuVox, net of cash acquired	(198.4)	—	—	—	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	(253.6)	—	—	—	(253.6)
Acquisition of Hosted Solutions, net of cash acquired	(312.8)	—	—	—	(312.8)
Acquisition of Q-Comm, net of cash acquired	(279.1)	—	—	—	(279.1)
Advances received from (paid to) parent, net	—	470.3	(71.9)	(398.4)	—
Other, net	(1.7)	3.0	0.3	—	1.6
Net cash from (used in) investing activities	(1,045.6)	365.8	(376.1)	(398.4)	(1,454.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(464.6)	—	—	—	(464.6)
Dividends received from (paid to) subsidiaries	152.4	(17.1)	(135.3)	—	—
Repayment of debt	(528.9)	(909.9)	(276.2)	—	(1,715.0)
Proceeds of debt issuance	1,562.0	—	—	—	1,562.0
Debt issuance costs	(21.8)	—	—	—	(21.8)
Advances received from (paid to) subsidiaries, net	(398.4)	—	—	398.4	—
Other, net	(17.1)	2.7	(3.8)	—	(18.2)
Net cash provided from (used in) financing activities	283.6	(924.3)	(415.3)	398.4	(657.6)
Increase (decrease) in cash and cash equivalents	(1,042.4)	7.2	14.6	—	(1,020.6)
Cash and Cash Equivalents:
Beginning of period	1,046.5	1.2	15.2	—	1,062.9
End of period	$4.1	$8.4	$29.8	$—	$42.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2009
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$398.5	$308.8	$393.0	$(701.8)	$398.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	191.1	347.2	—	538.3
Provision for doubtful accounts	—	10.4	33.6	—	44.0
Equity in (earnings) losses from subsidiaries	(638.9)	(62.3)	(0.6)	701.8	—
Stock-based compensation expense	—	2.0	15.4	—	17.4
Pension income	—	(6.8)	(17.0)	—	(23.8)
Deferred income taxes	40.4	20.3	59.1	—	119.8
Amortization of unrealized losses on de-designated interest rate swaps	0.6	—	—	—	0.6
Other, net	4.0	1.0	5.7	—	10.7
Pension contribution	(3.3)	—	—	—	(3.3)
Changes in operating assets and liabilities, net	20.4	(60.9)	47.9	—	7.4
Net cash provided from (used in) operations	(178.3)	403.6	884.3	—	1,109.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(71.1)	(215.8)	—	(286.9)
Acquisition of D&E, net of cash acquired	(56.6)	—	—	—	(56.6)
Acquisition of Lexcom, net of cash acquired	(138.7)	—	—	—	(138.7)
Advances received from (paid to) parent, net	—	233.8	(815.4)	581.6	—
Other, net	—	0.6	—	—	0.6
Net cash provided from (used in) investing activities	(195.3)	163.3	(1,031.2)	581.6	(481.6)
Cash Flows from Financing Activities:
Dividends paid on common shares	(437.4)	—	—	—	(437.4)
Dividends received from (paid to) subsidiaries	224.7	(43.5)	(181.2)	—	—
Stock repurchase	(121.3)	—	—	—	(121.3)
Repayment of debt	(163.9)	(182.7)	(10.0)	—	(356.6)
Proceeds of debt issuance	1,083.6	—	—	—	1,083.6
Debt issuance costs	(33.8)	—	—	—	(33.8)
Advances received from (paid to) subsidiaries, net	581.6	—	—	(581.6)	—
Other, net	3.8	(340.5)	340.5	—	3.8
Net cash provided from (used in) financing activities	1,137.3	(566.7)	149.3	(581.6)	138.3
Increase in cash and cash equivalents	763.7	0.2	2.4	—	766.3
Cash and Cash Equivalents:
Beginning of period	282.8	1.0	12.8	—	296.6
End of period	$1,046.5	$1.2	$15.2	$—	$1,062.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

Debentures and notes, issued by PAETEC Holding Corporation
In connection with the acquisition of PAETEC on November 30, 2011, Windstream Corporation (the “Parent”) acquired the PAETEC 2015 Notes, the PAETEC 2017 Notes and the PAETEC 2018 Notes (“the guaranteed notes”). Windstream Corporation and all former wholly-owned subsidiaries of PAETEC (the “Guarantors”) provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Parent. The remaining subsidiaries (the “Non-Guarantors”) of the Parent are not guarantors of these guaranteed notes.
The following information presents condensed consolidated and combined statements of income for the years ended December 31, 2011, 2010 and 2009, condensed consolidated balance sheets as of December 31, 2011 and 2010, and condensed consolidated and combined statements of cash flows for the years ended December 31, 2011, 2010 and 2009 of the Parent, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the Parent and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$165.8	$3,991.9	$(1.2)	$4,156.5
Product sales	—	—	16.2	113.0	—	129.2
Total revenues and sales	—	—	182.0	4,104.9	(1.2)	4,285.7
Costs and expenses:
Cost of services	—	—	91.7	1,594.6	(1.2)	1,685.1
Cost of products sold	—	—	13.0	92.3	—	105.3
Selling, general, administrative and other	—	—	41.9	566.8	—	608.7
Depreciation and amortization	—	—	28.8	818.7	—	847.5
Merger, integration and restructuring costs	—	—	3.9	67.2	—	71.1
Total costs and expenses	—	—	179.3	3,139.6	(1.2)	3,317.7
Operating income	—	—	2.7	965.3	—	968.0
Earnings (losses) from consolidated subsidiaries	480.5	1.4	(5.9)	1.9	(477.9)	—
Other income (expense), net	(3.8)	—	—	3.7	—	(0.1)
Loss on early extinguishment of debt	(136.1)	—	—	—	—	(136.1)
Intercompany interest income (expense)	167.2	(2.0)	2.0	(167.2)	—	—
Interest expense	(547.3)	(8.6)	(0.1)	(2.3)	—	(558.3)
Income (loss) before income taxes	(39.5)	(9.2)	(1.3)	801.4	(477.9)	273.5
Income taxes (benefit)	(211.8)	(4.5)	1.9	315.5	—	101.1
Income (loss) from continuing operations	172.3	(4.7)	(3.2)	485.9	(477.9)	172.4
Discontinued operations, net of tax	—	—	(0.1)	—	—	(0.1)
Net income	$172.3	$(4.7)	$(3.3)	$485.9	$(477.9)	$172.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2010
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$—	$3,621.4	$—	$3,621.4
Product sales	—	—	—	89.3	—	89.3
Total revenues and sales	—	—	—	3,710.7	—	3,710.7
Costs and expenses:
Cost of services	—	—	—	1,327.7	—	1,327.7
Cost of products sold	—	—	—	74.9	—	74.9
Selling, general, administrative and other	—	—	—	495.9	—	495.9
Depreciation and amortization	—	—	—	693.7	—	693.7
Merger, integration and restructuring costs	—	—	—	85.0	—	85.0
Total costs and expenses	—	—	—	2,677.2	—	2,677.2
Operating income	—	—	—	1,033.5	—	1,033.5
Earnings (losses) from consolidated subsidiaries	575.0	—	—	—	(575.0)	—
Other income (expense), net	(2.2)	—	—	(1.3)	—	(3.5)
Intercompany interest income (expense)	120.9	—	—	(120.9)	—	—
Interest expense	(514.0)	—	—	(7.7)	—	(521.7)
Income before income taxes	179.7	—	—	903.6	(575.0)	508.3
Income taxes (benefit)	(133.0)	—	—	328.6	—	195.6
Net income	$312.7	$—	$—	$575.0	$(575.0)	$312.7

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2009
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$—	$2,872.5	$—	$2,872.5
Product sales	—	—	—	123.8	—	123.8
Total revenues and sales	—	—	—	2,996.3	—	2,996.3
Costs and expenses:
Cost of services	—	—	—	934.2	—	934.2
Cost of products sold	—	—	—	107.5	—	107.5
Selling, general, administrative and other	—	—	—	324.1	—	324.1
Depreciation and amortization	—	—	—	538.3	—	538.3
Merger, integration and restructuring costs	—	—	—	31.6	—	31.6
Total costs and expenses	—	—	—	1,935.7	—	1,935.7
Operating income	—	—	—	1,060.6	—	1,060.6
Earnings (losses) from consolidated subsidiaries	638.9	—	—	—	(638.9)	—
Other income (expense), net	1.0	—	—	(2.1)	—	(1.1)
Intercompany interest income (expense)	36.4	—	—	(36.4)	—	—
Interest expense	(401.8)	—	—	(8.4)	—	(410.2)
Income before income taxes	274.5	—	—	1,013.7	(638.9)	649.3
Income taxes (benefit)	(124.0)	—	—	374.8	—	250.8
Net income	$398.5	$—	$—	$638.9	$(638.9)	$398.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Balance Sheet
	As of December 31, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$115.4	$—	$63.5	$48.1	$—	$227.0
Restricted cash	11.9	—	9.8	—	—	21.7
Accounts receivable (less allowance for doubtful accounts of $29.9)	—	—	273.3	385.0	—	658.3
Affiliates receivable, net	—	1,881.0	—	2,934.3	(4,815.3)	—
Income tax receivable	122.0	—	—	2.1	—	124.1
Inventories	—	—	13.8	62.7	—	76.5
Deferred income taxes	153.0	(3.8)	6.2	76.7	—	232.1
Prepaid income taxes	163.4	0.1	—	—	(148.2)	15.3
Prepaid expenses and other	3.4	—	32.9	65.7	—	102.0
Assets held for sale	—	—	10.7	50.7	—	61.4
Total current assets	569.1	1,877.3	410.2	3,625.3	(4,963.5)	1,518.4
Investments in consolidated subsidiaries	11,622.8	1.4	(5.9)	0.8	(11,619.1)	—
Goodwill and other intangibles, net	—	635.4	840.8	5,510.8	—	6,987.0
Net property, plant and equipment	7.6	—	874.7	4,825.8	—	5,708.1
Other assets	95.4	(336.5)	345.7	74.0	—	178.6
Total Assets	$12,294.9	$2,177.6	$2,465.5	$14,036.7	$(16,582.6)	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$33.8	$150.0	$19.0	$10.9	$—	$213.7
Current portion of interest rate swaps	30.5	—	—	—	—	30.5
Accounts payable	1.0	—	115.7	179.3	—	296.0
Affiliates payable, net	2,796.6	—	2,018.6	—	(4,815.2)	—
Advance payments and customer deposits	—	—	92.3	148.1	—	240.4
Accrued dividends	148.0	—	—	—	—	148.0
Accrued taxes	0.3	0.1	39.9	225.8	(148.2)	117.9
Accrued interest	114.0	45.7	0.1	2.0	—	161.8
Other current liabilities	29.8	1.0	105.2	115.2	—	251.2
Total current liabilities	3,154.0	196.8	2,390.8	681.3	(4,963.4)	1,459.5
Long-term debt and capital lease obligations	7,432.0	1,361.7	30.2	112.8	—	8,936.7
Deferred income taxes	91.8	(220.0)	(2.1)	1,981.8	—	1,851.5
Other liabilities	119.0	1.9	50.0	475.4	—	646.3
Total liabilities	10,796.8	1,340.4	2,468.9	3,251.3	(4,963.4)	12,894.0
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,496.1	842.0	—	6,918.5	(7,760.5)	1,496.1
Accumulated other comprehensive income	1.9	—	—	61.9	(61.9)	1.9
Retained earnings	—	(4.8)	(3.4)	3,734.7	(3,726.5)	—
Total shareholders’ equity	1,498.1	837.2	(3.4)	10,785.4	(11,619.2)	1,498.1
Total Liabilities and Shareholders’ Equity	$12,294.9	$2,177.6	$2,465.5	$14,036.7	$(16,582.6)	$14,392.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Balance Sheet
	As of December 31, 2010
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$4.1	$—	$—	$38.2	$—	$42.3
Accounts receivable (less allowance for doubtful accounts of $27.8)	—	—	—	373.9	—	373.9
Affiliates receivable, net	—	—	—	2,216.9	(2,216.9)	—
Inventories	—	—	—	52.5	—	52.5
Deferred income taxes	14.1	—	—	30.7	—	44.8
Prepaid income taxes	62.9	—	—	—	—	62.9
Prepaid expenses and other	3.1	—	—	57.6	—	60.7
Assets held for sale	—	—	—	50.6	—	50.6
Total current assets	84.2	—	—	2,820.4	(2,216.9)	687.7
Investments in consolidated subsidiaries	10,479.6	—	—	1.0	(10,480.6)	—
Goodwill and other intangibles, net	—	—	—	5,709.7	—	5,709.7
Net property, plant and equipment	7.6	—	—	4,756.6	—	4,764.2
Other assets	76.9	—	—	65.4	—	142.3
Total Assets	$10,648.3	$—	$—	$13,353.1	$(12,697.5)	$11,303.9
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$128.3	$—	$—	$10.9	$—	$139.2
Current portion of interest rate swaps	35.4	—	—	—	—	35.4
Accounts payable	0.6	—	—	150.7	—	151.3
Affiliates payable, net	2,216.9	—	—	—	(2,216.9)	—
Advance payments and customer deposits	—	—	—	150.2	—	150.2
Accrued dividends	126.5	—	—	—	—	126.5
Accrued taxes	0.5	—	—	80.8	—	81.3
Accrued interest	171.3	—	—	2.6	—	173.9
Other current liabilities	27.4	—	—	104.8	—	132.2
Total current liabilities	2,706.9	—	—	500.0	(2,216.9)	990.0
Long-term debt and capital lease obligations	7,063.0	—	—	123.6	—	7,186.6
Deferred income taxes	(63.7)	—	—	1,759.9	—	1,696.2
Other liabilities	111.1	—	—	489.0	—	600.1
Total liabilities	9,817.3	—	—	2,872.5	(2,216.9)	10,472.9
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	855.0	—	—	6,918.5	(6,918.5)	855.0
Accumulated other comprehensive income (loss)	(24.1)	—	—	46.1	(46.1)	(24.1)
Retained earnings	—	—	—	3,445.7	(3,445.7)	—
Total shareholders’ equity	831.0	—	—	10,480.6	(10,480.6)	831.0
Total Liabilities and Shareholders’ Equity	$10,648.3	$—	$—	$13,353.1	$(12,697.5)	$11,303.9

Condensed Consolidated Statement of Cash Flows
For the Year Ended December 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$172.3	$(4.7)	$(3.3)	$485.9	$(477.9)	$172.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	28.8	818.7	—	847.5
Provision for doubtful accounts	—	—	1.4	47.1	—	48.5
Equity in (earnings) losses from subsidiaries	(480.5)	(1.4)	5.9	(1.9)	477.9	—
Stock-based compensation expense	—	—	0.2	23.9	—	24.1
Pension expense	—	—	—	166.8	—	166.8
Deferred income taxes	10.3	—	(8.3)	173.5	—	175.5
Unamortized net discount on retired debt	21.2	—	—	—	—	21.2
Amortization of unrealized losses on de-designated interest rate swaps	49.1	—	—	—	—	49.1
Gain from postretirement plan termination	—	—	—	(14.7)	—	(14.7)
Other, net	18.5	(2.2)	—	(4.8)	—	11.5
Pension contribution	—	—	—	—	—	—
Changes in operating assets and liabilities, net	(316.2)	(13.6)	(39.4)	96.2	—	(273.0)
Net cash provided from (used in) operations	(525.3)	(21.9)	(14.7)	1,790.7	—	1,228.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(9.0)	(693.0)	—	(702.0)
Broadband network expansion funded by stimulus grants	—	—	—	(21.7)	—	(21.7)
Cash acquired from PAETEC	—	—	71.4	—	—	71.4
Changes in restricted cash	(11.9)	—	—	—	—	(11.9)
Grant funds received for broadband stimulus projects	4.0	—	—	—	—	4.0
Advances received from (paid to) parent, net	—	120.8	16.6	(873.5)	736.1	—
Other, net	1.8	0.6	(0.8)	6.4	—	8.0
Net cash from (used in) investing activities	(6.1)	121.4	78.2	(1,581.8)	736.1	(652.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(509.6)	—	—	—	—	(509.6)
Dividends received from (paid to) subsidiaries	197.2	—	—	(197.2)	—	—
Repayment of debt	(4,670.7)	(99.5)	—	(10.1)	—	(4,780.3)
Proceeds of debt issuance	4,922.0	—	—	—	—	4,922.0
Debt issuance costs	(30.6)	—	—	—	—	(30.6)
Advances received from subsidiaries, net	736.1	—	—	—	(736.1)	—
Other, net	(1.7)	—	—	8.3	—	6.6
Net cash provided from (used in) financing activities	642.7	(99.5)	—	(199.0)	(736.1)	(391.9)
Increase in cash and cash equivalents	111.3	—	63.5	9.9	—	184.7
Cash and Cash Equivalents:
Beginning of period	4.1	—	—	38.2	—	42.3
End of period	$115.4	$—	$63.5	$48.1	$—	$227.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Statement of Cash Flows
	For the Ended December 31, 2010
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$312.7	$—	$—	$575.0	$(575.0)	$312.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	—	693.7	—	693.7
Provision for doubtful accounts	—	—	—	48.9	—	48.9
Equity in (earnings) losses from subsidiaries	(575.0)	—	—	—	575.0	—
Stock-based compensation expense	—	—	—	17.0	—	17.0
Pension expense	—	—	—	54.1	—	54.1
Deferred income taxes	(9.9)	—	—	135.0	—	125.1
Amortization of unrealized losses on de-designated interest rate swaps	0.6	—	—	—	—	0.6
Other, net	14.1	—	—	0.7	—	14.8
Pension contribution	(41.7)	—	—		—	(41.7)
Changes in operating assets and liabilities, net	18.8	—	—	(152.7)	—	(133.9)
Net cash provided from (used in) operations	(280.4)	—	—	1,371.7	—	1,091.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	—	(412.0)	—	(412.0)
Acquisition of NuVox, net of cash acquired	(198.4)	—	—	—	—	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	(253.6)	—	—	—	—	(253.6)
Acquisition of Hosted Solutions, net of cash acquired	(312.8)	—	—	—	—	(312.8)
Acquisition of Q-Comm, net of cash acquired	(279.1)	—	—	—	—	(279.1)
Advances received from parent, net	—	—	—	398.4	(398.4)	—
Other, net	(1.7)	—	—	3.3	—	1.6
Net cash used in investing activities	(1,045.6)	—	—	(10.3)	(398.4)	(1,454.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(464.6)	—	—	—	—	(464.6)
Dividends received from (paid to) subsidiaries	152.4	—	—	(152.4)	—	—
Repayment of debt	(528.9)	—	—	(1,186.1)	—	(1,715.0)
Proceeds of debt issuance	1,562.0	—	—	—	—	1,562.0
Debt issuance costs	(21.8)	—	—	—	—	(21.8)
Advances paid to subsidiaries, net	(398.4)	—	—	—	398.4	—
Other, net	(17.1)	—	—	(1.1)	—	(18.2)
Net cash provided from (used in) financing activities	283.6	—	—	(1,339.6)	398.4	(657.6)
Increase (decrease) in cash and cash equivalents	(1,042.4)	—	—	21.8	—	(1,020.6)
Cash and Cash Equivalents:
Beginning of period	1,046.5	—	—	16.4	—	1,062.9
End of period	$4.1	$—	$—	$38.2	$—	$42.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2009
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$398.5	$—	$—	$638.9	$(638.9)	$398.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	—	538.3	—	538.3
Provision for doubtful accounts	—	—	—	44.0	—	44.0
Equity in (earnings) losses from subsidiaries	(638.9)	—	—	—	638.9	—
Stock-based compensation expense	—	—	—	17.4	—	17.4
Pension income	—	—	—	(23.8)	—	(23.8)
Deferred income taxes	40.4	—	—	79.4	—	119.8
Amortization of unrealized losses on de-designated interest rate swaps	0.6	—	—	—	—	0.6
Other, net	4.0	—	—	6.7	—	10.7
Pension contribution	(3.3)	—	—	—	—	(3.3)
Changes in operating assets and liabilities, net	20.4	—	—	(13.0)	—	7.4
Net cash provided from (used in) operations	(178.3)	—	—	1,287.9	—	1,109.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	—	(286.9)	—	(286.9)
Acquisition of D&E, net of cash acquired	(56.6)	—	—	—	—	(56.6)
Acquisition of Lexcom, net of cash acquired	(138.7)	—	—	—	—	(138.7)
Advances paid to parent, net	—	—	—	(581.6)	581.6	—
Other, net	—	—	—	0.6	—	0.6
Net cash used in investing activities	(195.3)	—	—	(867.9)	581.6	(481.6)
Cash Flows from Financing Activities:
Dividends paid on common shares	(437.4)	—	—	—	—	(437.4)
Dividends received from (paid to) subsidiaries	224.7	—	—	(224.7)	—	—
Stock repurchase	(121.3)	—	—	—	—	(121.3)
Repayment of debt	(163.9)	—	—	(192.7)	—	(356.6)
Proceeds of debt issuance	1,083.6	—	—	—	—	1,083.6
Debt issuance costs	(33.8)	—	—	—	—	(33.8)
Advances received from subsidiaries, net	581.6	—	—	—	(581.6)	—
Other, net	3.8	—	—	—	—	3.8
Net cash provided from (used in) financing activities	1,137.3	—	—	(417.4)	(581.6)	138.3
Increase in cash and cash equivalents	763.7	—	—	2.6	—	766.3
Cash and Cash Equivalents:
Beginning of period	282.8	—	—	13.8	—	296.6
End of period	$1,046.5	$—	$—	$16.4	$—	$1,062.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Discontinued Operations:
The operating results of the energy business acquired as part of PAETEC, which sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive electricity supplier, have been separately presented as discontinued operations in the accompanying consolidated statements of income. As the energy market is outside of our core business, we intend to divest the PAETEC energy business. We will have no significant continuing involvement in the operations or cash flows of the PAETEC energy business upon disposition.
The following table summarizes the results of the energy business for the year ended December 31:

(Millions)	2011
Revenues and sales	$2.6
Operating income from discontinued operations	(0.1)
Income tax expense	—
Net loss from discontinued operations	$(0.1)
The following table summarizes the assets and liabilities of the energy business that are classified as held for sale in the accompanying consolidated balance sheet:

(Millions)	December 31, 2011
Current assets	$7.5
Other assets	3.2
Total assets held for sale	$10.7
Current liabilities	$3.5
Total liabilities held for sale	$3.5

17. Subsequent Events:
On February 8, 2012, we declared a dividend of 25 cents per share on our common stock, which is payable on April 16, 2012 to shareholders of record on March 30, 2012.
On January 3, 2012, we retired $150.0 million of the outstanding PAETEC 2015 Notes, in relation to our call for redemption announced on December 2, 2011. We paid total consideration of $1,048 per $1,000 aggregate principal amount of PAETEC 2015 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit.
On February 9, 2012, we announced that we are seeking to amend and restate our existing senior secured credit facilities to, among other things, provide for the incurrence of $280.0 million of additional term loans, the proceeds of which will be used to partially repay the credit facility revolver (without any reduction in commitments); extend the maturity of certain existing term loans; provide for the ability to refinance and extend the maturity of any term loan or revolving loan with the consent of the affected lenders; and modify certain other definitions and provisions. We expect to complete the amendment and restatement, subject to the receipt of required consents and other customary conditions, in February 2012.
On February 21, 2012, we retired the remaining $150.0 million outstanding of the PAETEC 2015 Notes, in relation to our call for redemption announced on January 20, 2012. We paid total consideration of $1,048 per $1,000 aggregate principal amount of PAETEC 2015 Notes, plus accrued and unpaid interest to, but excluding, the redemption date. The redemption was made using borrowings on our revolving line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

18. Quarterly Financial Information – (Unaudited):

	For the Year Ended December 31, 2011
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$4,285.7	$1,209.8	$1,023.2	$1,029.7	$1,023.0
Operating income	$968.0	$100.4	$277.3	$298.4	$291.9
Net income (loss)	$172.3	$(31.9)	$78.1	$96.7	$29.4
Basic and diluted earnings per share:
Net income (loss)	$.33	($.06)	$.15	$.19	$.06

	For the Year Ended December 31, 2010
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$3,710.7	$980.6	$965.4	$916.9	$847.8
Operating income	$1,033.5	$233.4	$280.3	$262.5	$257.3
Net income	$312.7	$56.5	$91.5	$84.1	$80.6
Basic and diluted earnings per share:
Net income	$.66	$.10	$.19	$.18	$.19
Notes to Quarterly Financial Information:
Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits. We have retrospectively adjusted financial information for all prior periods presented to reflect our voluntary change in accounting principle for pension benefits. As discussed in Note 2, we have elected to revise certain historical results for previously unrecorded immaterial errors. We concluded that the effects, individually and in the aggregate, are immaterial to all periods presented. These changes had the following impacts:

	Increase (Decrease) to Historical Accounting Method
	For the Year Ended December 31, 2011
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$(1.8)	$(0.9)	$(0.1)	$(0.7)	$(0.1)
Operating income	$(127.6)	$(153.5)	$10.8	$5.6	$9.5
Net income	$(78.7)	$(94.7)	$6.6	$3.5	$5.9
Basic and diluted earnings per share:
Net income	($.15)	($.18)	$.01	$.01	$.01

	Increase (Decrease) to Historical Accounting Method
	For the Year Ended December 31, 2010
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$(1.3)	$(0.4)	$(0.4)	$(0.4)	$(0.1)
Operating income	$3.2	$(25.7)	$10.1	$8.3	$10.5
Net income	$2.0	$(15.9)	$6.3	$5.1	$6.5
Basic and diluted earnings per share:
Net income	$—	($.04)	$.01	$.01	$.02
Significant events affecting our historical operating trends in the quarterly periods were as follows:

•	We completed the acquisition of PAETEC on November 30, 2011. The operating results from this business are included in our results for periods subsequent to its acquisition (see Note 3).

•
We completed the acquisitions of NuVox, Iowa Telecom, Hosted Solutions and Q-Comm on February 8, 2010, June 1, 2010, December 1, 2010 and December 2, 2010, respectively. The operating results from these businesses are included in our results for periods subsequent to their acquisitions (see Note 3).