Form 10-Q
period 2012-03-31
WINDSTREAM CORP
filed 2012-05-10
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

☐  YES  ☒  NO
Number of common shares outstanding as of April 30, 2012 - 588,361,183

The Exhibit Index is located on page 61.

WINDSTREAM CORPORATION
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2012	2011
Revenues and sales:
Service revenues	$1,488.4	$996.5
Product sales	56.8	26.5
Total revenues and sales	1,545.2	1,023.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	657.9	361.0
Cost of products sold	44.9	20.1
Selling, general, and administrative	254.4	135.8
Depreciation and amortization	312.1	205.2
Merger, integration and restructuring costs	23.2	9.0
Total costs and expenses	1,292.5	731.1
Operating income	252.7	291.9
Other income, net	6.6	2.6
Gain (loss) on early extinguishment of debt	1.9	(101.4)
Interest expense	(156.5)	(146.5)
Income from continuing operations before income taxes	104.7	46.6
Income taxes	40.0	17.2
Income from continuing operations	64.7	29.4
Discontinued operations, net of tax	(0.1)	—
Net income	$64.6	$29.4
Basic and diluted earnings per share:
From continuing operations	$.11	$.06
From discontinued operations	—	—
Net income	$.11	$.06

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2012	2011
Net income	$64.6	$29.4
Other comprehensive income:
Interest rate swaps:
Changes in designated interest rate swaps	(0.7)	6.6
Amortization of unrealized losses on de-designated interest rate swaps	11.1	13.1
Income tax expense	(4.0)	(7.5)
Unrealized holding gains on interest rate swaps	6.4	12.2
Postretirement and pension plans:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.3	0.3
Amortization of prior service credits	(3.1)	(2.1)
Income tax benefit	1.1	0.7
Change in postretirement and pension plans	(1.7)	(1.1)
Other comprehensive income	4.7	11.1
Comprehensive income	$69.3	$40.5

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$64.2	$227.0
Restricted cash	25.6	21.7
Accounts receivable (less allowance for doubtful
accounts of $28.9 and $29.9, respectively)	603.9	657.4
Income tax receivable	3.0	124.1
Inventories	68.2	76.5
Deferred income taxes	183.5	232.1
Prepaid income taxes	13.6	15.3
Prepaid expenses and other	164.3	102.9
Assets held for sale	6.5	61.4
Total current assets	1,132.8	1,518.4
Goodwill	4,357.0	4,301.7
Other intangibles, net	2,590.2	2,685.3
Net property, plant and equipment	5,718.2	5,708.1
Other assets	168.2	178.6
Total Assets	$13,966.4	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$66.1	$213.7
Current portion of interest rate swaps	31.3	30.5
Accounts payable	330.3	296.0
Advance payments and customer deposits	217.2	240.4
Accrued dividends	147.9	148.0
Accrued taxes	103.3	117.9
Accrued interest	179.1	161.8
Other current liabilities	204.9	251.2
Total current liabilities	1,280.1	1,459.5
Long-term debt and capital lease obligations	8,788.0	8,936.7
Deferred income taxes	1,841.6	1,851.5
Other liabilities	630.6	646.3
Total liabilities	12,540.3	12,894.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
588.3 and 586.3 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,419.4	1,496.1
Accumulated other comprehensive income	6.6	1.9
Retained earnings	—	—
Total shareholders’ equity	1,426.1	1,498.1
Total Liabilities and Shareholders’ Equity	$13,966.4	$14,392.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2012	2011
Cash Provided from Operations:
Net income	$64.6	$29.4
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	312.1	205.2
Provision for doubtful accounts	14.7	7.9
Stock-based compensation expense	7.4	5.3
Pension benefit	(1.1)	(0.3)
Deferred income taxes	35.8	52.2
Unamortized net (premium) discount on retired debt	(16.2)	12.5
Amortization of unrealized losses on de-designated interest rate swaps	11.1	13.1
Other, net	(12.0)	3.2
Changes in operating assets and liabilities, net
Accounts receivable	(9.9)	(7.7)
Income tax receivable	121.1	—
Prepaid income taxes	1.7	(20.6)
Prepaid expenses and other	(56.9)	(20.2)
Accounts payable	22.8	18.9
Accrued interest	10.0	(75.5)
Accrued taxes	(14.7)	(5.8)
Other current liabilities	(42.3)	(15.7)
Other liabilities	(9.2)	(2.3)
Other, net	(0.2)	12.7
Net cash provided from operations	438.8	212.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(226.1)	(158.5)
Broadband network expansion funded by stimulus grants	(12.0)	(0.6)
Changes in restricted cash	(3.9)	(7.0)
Grant funds received for broadband stimulus projects	6.7	—
Disposition of wireless assets	57.0	—
Other, net	2.6	0.2
Net cash used in investing activities	(175.7)	(165.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(146.5)	(125.9)
Repayment of debt	(774.4)	(2,052.7)
Proceeds of debt issuance	505.0	2,137.0
Debt issuance costs	(2.2)	(19.7)
Other, net	(7.8)	8.4
Net cash used in financing activities	(425.9)	(52.9)
Decrease in cash and cash equivalents	(162.8)	(6.5)
Cash and Cash Equivalents:
Beginning of period	227.0	42.3
End of period	$64.2	$35.8
Supplemental Cash Flow Disclosures:
Interest paid	$139.0	$200.6
Income taxes refunded, net	$(120.1)	$(16.8)

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2011	$1,496.2	$1.9	$—	$1,498.1
Net income	—	—	64.6	64.6
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(1.7)	—	(1.7)
Amortization of unrealized losses on de-designated interest rate swaps	—	6.8	—	6.8
Changes in designated interest rate swaps	—	(0.4)	—	(0.4)
Comprehensive income	—	4.7	64.6	69.3
Stock-based compensation expense	7.4	—	—	7.4
Stock options exercised	4.5	—	—	4.5
Taxes withheld on vested restricted stock and other	(6.4)	—	—	(6.4)
Dividends of $0.25 per share declared to stockholders	(82.2)	—	(64.6)	(146.8)
Balance at March 31, 2012	$1,419.5	$6.6	$—	$1,426.1

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis for Presentation:

Unless the context requires otherwise, the use of the terms “Windstream,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refers to Windstream Corporation and its consolidated subsidiaries.

Description of the Business - We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 22 data centers offering managed services and cloud computing.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

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

Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits. We have retrospectively adjusted financial information for all prior periods presented to reflect our voluntary change in accounting principle for pension benefits. We elected to revise historical results for certain previously unrecorded immaterial errors. We concluded that the effects, individually and in the aggregate, are immaterial to the unaudited quarterly financial information. See Notes 2 and 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Additionally, certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net or comprehensive income.

2. Summary of Significant Accounting Policies and Changes:

Significant Accounting Policies

Assets Held For Sale – On March 30, 2012 and February 22, 2012, we completed the sales of wireless assets acquired from D&E Communications, Inc. ("D&E") and Iowa Telecommunications Services, Inc. ("Iowa Telecom"), respectively, which were previously presented in assets held for sale. As a result of these transactions, we received gross proceeds of approximately $57.0 million and recognized a gain of $5.2 million, net of transaction fees. As of March 31, 2012, we have classified $6.5 million of assets and $3.6 million of liabilities of the energy business acquired in conjunction with the acquisition of PAETEC Holding Corp ("PAETEC") to assets held for sale and liabilities related to assets held for sale, respectively. These amounts are presented in assets held for sale and other current liabilities, respectively, in the accompanying consolidated balance sheet.

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. We have acquired identifiable intangible assets through our acquisitions of interests in various wireline properties and a data center business. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company's reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. Effective January 1, 2012, we have determined that we have one reporting unit to test for impairment that includes all Windstream operations. We assessed impairment of our goodwill by evaluating the carrying value of our shareholders' equity against the current fair market value of our outstanding equity, where the fair market value of our equity is equal to our current market capitalization plus a control premium estimated to be 20.0 percent. The fair market value of our equity, both including and excluding the control premium, exceed our goodwill carrying value as of January 1, 2012.

During 2011, we determined we had two reporting units for purposes of testing goodwill for impairment: 1) the data center reporting unit representing the Hosted Solutions Acquisitions, LLC ("Hosted Solutions") business acquired on December 2, 2010 and 2) a reporting unit including the remaining Windstream operations.  We integrated our Hosted Solutions operations within twelve months and segment management is no longer reviewing discrete financial information for Hosted Solutions. Therefore, we have determined that the data center operations related to Hosted Solutions no longer meet the criteria of a component for purposes of goodwill impairment testing. See Note 4 for additional information on goodwill.

Change in Accounting Estimate – The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Our regulated operations use a group composite depreciation method. Under this method, when a plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the plant. In accordance with authoritative guidance, we periodically obtain updated depreciation studies to evaluate whether certain useful lives remain appropriate. With the assistance of outside expertise, we completed an analysis of the depreciable lives of assets held for certain subsidiaries in 2012. Based on the results of the analysis, we implemented new depreciation rates beginning in the first quarter of 2012 for those subsidiaries. As a result of this change, depreciation expense increased by $15.7 million and net income decreased $9.7 million or $0.02 per share for the three month period ended March 31, 2012. Additionally, we are conducting an analysis of assets for certain additional subsidiaries and expect to implement new depreciation rates during the second quarter of 2012. Based on our preliminary analysis, we expect a decrease to depreciation expense of approximately $5.0 million for the remainder of 2012.

Recently Adopted Accounting Standards

Testing Goodwill for Impairment – In September 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to the testing of goodwill for impairment. This guidance allows an entity the option to first assess qualitative factors before calculating the fair value of a reporting unit. The entity may avoid applying the current two-step impairment test to a reporting unit if it determines, based on its assessment of qualitative factors, it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This guidance did not have a material impact on our consolidated financial statements.

Fair Value Measurement – In May 2011, FASB issued authoritative guidance related to fair value measurements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have updated our disclosures accordingly.

Recently Issued Authoritative Guidance

Balance Sheet Offsetting – In December 2011, the FASB issued authoritative guidance related to balance sheet offsetting. This guidance requires enhanced disclosures for financial instruments and derivative instruments that are subject to an enforceable master netting arrangement. This guidance is effective for fiscal years beginning on or after January 1, 2013, including interim periods therein and requires retrospective application. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Comprehensive Income – In June 2011, the FASB issued authoritative guidance requiring reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented, which was deferred in December 2011. We will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the authoritative guidance issued in June 2011 until further guidance is issued. We do not expect this guidance to have a material impact on our consolidated financial statements.

3. Acquisition:

Acquisition of PAETEC - On November 30, 2011, we completed the acquisition of PAETEC in an all-stock transaction valued at approximately $2.4 billion. PAETEC shareholders received 0.460 shares of our stock for each PAETEC share owned at closing. We issued 70.0 million shares and assumed equity awards shares for a total transaction value of $842.0 million, based on our closing stock price on November 30, 2011, and the fair value of the equity awards assumed. We also assumed PAETEC's debt, net of cash acquired, of approximately $1,591.3 million, which included a net premium of $113.9 million based on the fair value of the debt on November 30, 2011 and bank debt of $99.5 million that was repaid on December 1, 2011.
The PAETEC transaction enhances our capabilities in strategic growth areas, including Internet protocol ("IP") based services, cloud computing and managed services. It significantly advances our strategy to drive top-line revenue growth by expanding our focus on business and fiber transport services.

The purchase price allocation was based on preliminary information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition. We are assessing the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of November 30, 2011. This assessment of fair value of assets and liabilities acquired, including property, plant and equipment, intangible assets and deferred taxes requires a significant amount of judgment and we have not completed this analysis as it relates to the valuation of PAETEC. Adjustments to the preliminary purchase price allocation were based on updated information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition and were primarily associated with changes in accounts receivable, property, plant and equipment, trade names and other, accounts payable and other current liabilities that existed as of the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for PAETEC:

(Millions)	Preliminary Allocation	Adjusted Allocation
Fair value of assets acquired:
Cash and other current assets	$247.9	$248.6
Accounts receivable	273.4	237.9
Property, plant and equipment	880.9	875.0
Goodwill	614.1	669.4
Customer lists (a)	855.0	855.0
Trade names and other (b)	22.0	15.0
Other assets	8.4	8.4
Total assets acquired	2,901.7	2,909.3
Fair value of liabilities assumed:
Current maturities of long-term debt and capital lease obligations	(19.0)	(19.0)
Other current liabilities	(453.2)	(459.6)
Deferred income taxes on acquired assets	108.6	108.6
Long-term debt and capital lease obligations	(1,643.7)	(1,643.7)
Other liabilities	(52.4)	(53.6)
Total liabilities assumed	(2,059.7)	(2,067.3)
Common stock issued (inclusive of additional paid-in capital)	$842.0	$842.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisition, Continued:

(a)	Customer lists are being amortized using the sum-of-years digit methodology over an estimated useful life of 10 years.

(b)
Trade names are being amortized on a straight-line basis over an estimated useful life of one year. Other intangibles, which includes internally developed software, are being amortized on a straight-line basis over an estimated useful life of three years.

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

The accompanying consolidated financial statements reflect our combined operations with PAETEC for the periods following the respective acquisition date. Employee severance and transaction costs incurred by us in conjunction with this acquisition have been expensed to merger and integration expense in the accompanying consolidated statements of income (see Note 9).
The costs of the acquisition were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. Goodwill associated with the acquired businesses is attributable to the workforce of acquired businesses and expected synergies. Approximately $39.9 million of goodwill associated with the acquisition of PAETEC is expected to be deductible for tax purposes.

Supplemental Pro Forma Information (Unaudited) – PAETEC Acquisition - On November 30, 2011, we completed the acquisition of PAETEC. The amounts of PAETEC's revenue and net loss included in our consolidated statement of income for the three month period ended March 31, 2012, and the revenue and net income from continuing operations of the combined entity for the three month period ended March 31, 2011 had the acquisition date occurred January 1, 2011, are as follows:

(Millions)	Revenue	Net (Loss) Income from Continuing Operations
PAETEC actual for three month period ended March 31, 2012 (a)	$525.1	$(3.1)
Supplemental pro forma for the three month period ended March 31, 2011 (b)	$1,516.0	$3.7

(a)
During the first quarter of 2012, we suspended and modified certain PAETEC wholesale products, which represented approximately $10.4 million in revenue recognized during the three month period ended March 31, 2012 that we do not expect to recur.

(b)
Supplemental pro forma revenues for the three month period ended March 31, 2011 include approximately $20.0 million of revenue related to certain PAETEC wholesale products that have been suspended and modified.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisition, Continued:

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2011	$4,301.7
Acquisition of PAETEC (a)	55.3
Balance at March 31, 2012	$4,357.0

(a)
Adjustments to the carrying value of PAETEC's goodwill were attributable to adjustments in the fair values of assets acquired and liabilities assumed in the acquisition, as previously discussed in Note 3.

As of January 1, 2012, we completed our annual impairment review of goodwill in accordance with authoritative guidance and determined that no write-down in carrying value was required. As discussed in Note 2, effective January 1, 2012, we have determined that we have one reporting unit to test for impairment. We assess goodwill impairment by evaluating the carrying value of shareholder’s equity against the current fair market value of outstanding equity, which is determined to be equal to our current market capitalization plus a control premium of 20.0 percent. This premium is estimated through a review of recent market observable transactions involving telecommunication companies.

Intangible assets were as follows at:

	March 31, 2012			December 31, 2011
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(125.4)	$1,159.7	$1,285.1	$(114.8)	$1,170.3
Customer lists	1,939.0	(537.7)	1,401.3	1,939.0	(464.2)	1,474.8
Cable franchise rights	39.8	(25.0)	14.8	39.8	(24.7)	15.1
Other (a)	37.9	(23.5)	14.4	44.9	(19.8)	25.1
Balance	$3,301.8	$(711.6)	$2,590.2	$3,308.8	$(623.5)	$2,685.3

(a)	Changes in the gross cost of other intangible assets were associated with the acquisition of PAETEC as previously discussed in Note 3.

Amortization expense for intangible assets subject to amortization was $88.1 million and $53.4 million for the three month periods ended March 31, 2012 and 2011, respectively. Amortization expense for intangible assets is expected to be $270.3 million for the remainder of 2012. Amortization expense for intangible assets subject to amortization is estimated to be $299.4 million, $259.8 million, $226.2 million, $153.2 million and $124.9 million in 2013, 2014, 2015, 2016 and 2017, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations:

Long-term debt and capital lease obligations were as follows at:

(Millions)	March 31, 2012	December 31, 2011
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013	$21.4	$172.3
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	424.9	—
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	283.1	283.8
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015	1,051.0	1,053.7
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	680.0	920.0
Debentures and notes, without collateral:
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2019 Notes – 7.000%, due March 15, 2019	500.0	500.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	450.0	450.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
Issued by subsidiaries of the Company:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.2	2.2
PAETEC 2017 Notes – 8.875%, due June 30, 2017	650.0	650.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	20.0	20.0
PAETEC 2015 Notes – 9.500%, due July 15, 2015	—	300.0
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Capital lease obligations	45.8	51.2
Premium on long-term debt, net	75.7	97.2
	8,854.1	9,150.4
Less current maturities	(66.1)	(213.7)
Total long-term debt and capital lease obligations	$8,788.0	$8,936.7

Senior Secured Credit Facilities

Effective February 23, 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding to Tranche A3 and extended the maturity to December 30, 2016. In addition, we incurred new borrowings of $280.0 million of Tranche A3 senior secured credit facilities, which will also be due December 30, 2016.

Revolving line of credit - During the first three months of 2012, we borrowed $225.0 million under the revolving line of credit in our senior secured credit facility and later repaid $465.0 million. On March 18, 2011, we increased the capacity under our senior secured revolving credit facility from $750.0 million to $1,250.0 million. Considering outstanding borrowings and letters of credit of $12.2 million, the amount available for borrowing under the revolving line of credit was $557.8 million at March 31, 2012.

Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

The variable interest rate on our revolving line of credit ranged from 2.50 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.54 percent during the first three months of 2012, as compared to variable interest rates during the first three months of 2011 which ranged from 1.52 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.54 percent. All $1,250.0 million available under the revolving line of credit will expire December 17, 2015.

Notes Issued by Subsidiaries

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

Premium on Long-term Debt, Net of Discounts

The premium on long-term debt, net of discounts is primarily due to the debt issuance premium recorded on the debt acquired in the PAETEC acquisition, partially offset by the net discount recorded on debt in the table above. The premium and discount balances are amortized over the life of the related debt instrument.

Debt Compliance

The terms of our credit facility and indentures include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.50 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of March 31, 2012, we were in compliance with all of our covenants.

In addition, certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. We were in compliance with these covenants as of March 31, 2012.

Maturities for debt outstanding as of March 31, 2012 for each of the twelve month periods ended March 31, 2013, 2014, 2015, 2016 and 2017 were $47.7 million, $1,146.7 million, $53.8 million, $1,741.7 million and $290.5 million, respectively.

(Gain) Loss on Extinguishment of Debt

During the first quarter of 2012, we retired all $300.0 million of the outstanding PAETEC 2015 Notes. The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result we recognized a gain on extinguishment of debt of $1.9 million during the three month period ended March 31, 2012.

During the three month period ended March 31, 2011, we purchased all $1,161.3 million of our 8.625 percent Senior Notes due August 1, 2016 ("2016 Notes") and all $400.0 million of our 7.750 Senior Notes due February 15, 2015. We financed these transactions with proceeds from the issuance of the 7.75 percent senior unsecured notes due October 15, 2020 ( "2020 Notes"), the 7.750 percent senior unsecured notes due October 1, 2021 ("2021 Notes"), the 7.500 percent senior unsecured notes due

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

April 1, 2023 ("2023 Notes") and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $101.4 million during the three month period ended March 31, 2011.

The (gain) loss on extinguishment of debt is as follows for the three month periods ended March 31:

(Millions)	2012	2011
2015 PAETEC Notes:
Premium on early redemption	$14.3	$—
Unamortized premium on original issuance	(16.2)	—
Gain on early extinguishment for 2015 PAETEC Notes	(1.9)	—
2016 Notes:
Premium on early redemption	—	75.5
Unamortized discount on original issuance	—	18.2
Third-party fees for early redemption	—	2.7
Unamortized debt issuance costs on original issuance	—	0.8
Loss on early extinguishment for 2016 Notes	—	97.2
Valor Notes:
Premium on early redemption	—	10.3
Third-party fees for early redemption	—	0.4
Unamortized premium on original issuance	—	(6.5)
Loss on early extinguishment for Valor Notes	—	4.2
Total (gain) loss on early extinguishment of debt	$(1.9)	$101.4

Derivatives

We enter into interest rate swap agreements to mitigate the interest rate risk inherent in the variable rate senior secured credit facilities. We account for our derivative instruments using authoritative guidance for disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges should be recorded as a component of other comprehensive income in the current period. Changes in fair values of the derivative instruments not qualifying as hedges, or of any ineffective portion of hedges, should be recognized in earnings in the current period.

In 2006, we entered into four pay fixed, receive variable interest rate swap agreements, designated as a cash flow hedge, with a maturity date of July 17, 2013. The variable rate we received on the swaps was the three-month LIBOR (London-Interbank Offered Rate). We renegotiated the four interest rate swap agreements in December 2010, in a strategy commonly referred to as "blend and extend." The modified swaps will amortize quarterly to a notional value of $900.0 million in 2013, where they will remain until maturity on October 17, 2015 ($1,000.0 million as of March 31, 2012). As a result of the renegotiated agreements, our weighted average fixed rate was lowered to 4.553 percent effective January 17, 2011. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

We recognize all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts. This is included as a component of other comprehensive income and will be reclassified into earnings as the hedged transaction affects earnings.

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	March 31, 2012	December 31, 2011
Designated portion, measured at fair value:
Other current liabilities	$31.3	$30.5
Other non-current liabilities	$83.3	$88.7
Accumulated other comprehensive loss	$(27.6)	$(26.9)
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(47.5)	$(58.6)
Weighted average fixed rate paid	4.55%	4.60%
Variable rate received	0.57%	0.40%

We assess our derivatives for effectiveness each quarter and recognized a $1.8 million charge to earnings, reflected in other income, net related to ineffectiveness of our cash flow hedges for the thee month period ended March 31, 2012, respectively, primarily due to declines in the LIBOR rate.

A portion of the net amount due representing the rate we would receive on the hypothetical interest rate swap is recognized in interest expense. The remainder represents the repayment of the embedded financing element and reduces the current portion of our swap liability.

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

Changes in value of these instruments were as follows for the three month periods ended March 31:

(Millions)	2012	2011
Changes in fair value of effective portion, net of tax (a)	$(0.4)	$4.2
Changes in fair value of de-designated portion, net of tax (a)	$6.8	$8.0

(a)	Included as a component of other comprehensive income and will be reclassified into earnings as the hedged transaction affects earnings.

Interest Expense

Interest expense was as follows for the three month periods ended March 31:

(Millions)	2012	2011
Interest expense related to long-term debt	$143.1	$130.2
Impacts of interest rate swaps	14.2	17.0
Interest on capital leases and other	1.0	0.1
Less capitalized interest expense	(1.8)	(0.8)
Total interest expense	$156.5	$146.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

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

Our non-financial assets and liabilities, including goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the three month period ended March 31, 2012 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, income tax receivable, accounts payable, long-term debt, capital lease obligations and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable, income tax receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis.

The fair values of our cash equivalents, interest rate swaps and long-term debt and were determined using the following inputs at:

(Millions)	March 31, 2012	December 31, 2011
Level 1 measurements:
Cash equivalents (a)	$10.1	$153.1
Long-term debt, including current maturities (b)	$5,590.2	$5,821.4
Level 2 measurements:
Interest rate swaps (c) (See Note 5)	$(114.6)	$(119.2)
Long-term debt, including current maturities (b)	$3,594.6	$3,516.2

(a)	Recognized at fair value in cash and cash equivalents in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011.

(b)
Recognized at carrying value of $8,808.3 million and $9,099.2 million in long-term debt, including current maturities and excluding capital lease obligations, in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively.

(c)	Recognized at fair value in current portion of interest rate swaps and other liabilities in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Our cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to our non-performance risk. As of March 31, 2012 and December 31, 2011, the fair values of our interest rate swaps were reduced by $5.2 million and $6.9 million, respectively, to reflect our non-performance risk. Our non-performance risk is assessed based on the current trading discount of our Tranche B senior secured credit facility as the swap agreements are secured by the same collateral. In addition, we routinely monitor and update our evaluation of counterparty risk, and based on such evaluation have determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

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

7. Commitments and Contingencies:
On June 22, 2009, a putative class action lawsuit was filed in Kentucky federal district court against certain of our subsidiaries on behalf of current and former customers in Kentucky. The complaint alleged that we overcharged customers because we collected a gross receipts surcharge ("GRS") in violation of state and federal statutes and tariffs and common law. In 2010, the federal court referred state tariff issues to the Kentucky Public Service Commission (“Kentucky PSC”). In 2011, the federal court ruled that the GRS was a rate that should have been in our federal tariffs prior to its collection from customers and issued an order regarding class certification that, according to the court, was not final. Based on that ruling, in third quarter 2011, we accrued an amount that was not material and that represented the amount of loss that was estimable and probable at the time.
On May 4, 2012, the Kentucky PSC issued an order finding that the GRS was a rate under state law that should have been in our local retail tariff for certain types of services prior to its collection from customers, including services referenced in the tariffs prior to December 1, 2008. Additionally, the federal court has not issued a final ruling on class certification and, instead, requested additional briefing on properly defining the proposed class. We plan to continue to vigorously defend the court and administrative proceedings.

Based on a comprehensive analysis of the activity occurring during the first quarter of 2012 and the May 4, 2012 Kentucky PSC order, we believe our current accrual, which represents the amount of loss currently estimable and probable, remains adequate in all material respects. The ultimate resolution of the case, the timing of which is unknown, could result in a loss in a range of $0 to $8.0 million in excess of the amount accrued.
We are party to various other legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, our management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of income, cash flows or our financial condition.
In addition, we are currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or our results of operations.

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

Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits to recognize actuarial gains and losses in our operating results in the year in which the gains and losses occur. We have retrospectively adjusted financial information for all prior periods presented to reflect our voluntary change in accounting policy for pension benefits (see Note 2).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

The components of pension (including provision for executive retirement agreements) and postretirement income were as follows for the three month periods ended March 31 :

	Pension Benefits		Postretirement Benefits
(Millions)	2012	2011	2012	2011
Benefits earned during the year	$2.7	$2.4	$—	$—
Interest cost on benefit obligation	14.5	15.0	0.5	1.3
Amortization of net actuarial loss	—	—	0.3	0.3
Amortization of prior service credit	—	—	(3.1)	(2.1)
Expected return on plan assets	(18.3)	(17.7)	—	—
Net periodic benefit income	$(1.1)	$(0.3)	$(2.3)	$(0.5)

We contributed $1.2 million to the postretirement plan during the three months ended March 31, 2012, and expect to contribute an additional $3.9 million for postretirement benefits throughout the remainder of 2012, excluding amounts that will be funded by participant contributions to the plans. We are not required to make a pension contribution during 2012, but can make a contribution on a voluntary basis. Due to uncertainties inherent in the pension funding calculation, contributions may be required in future years.

9. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate the acquired company's operations into our business. These costs are presented as merger and integration expense in our results of operations and include transaction costs such as banker and legal fees, employee-related costs such as severance, system conversion and rebranding costs. Our recent acquisitions of PAETEC, NuVox Inc. ("NuVox"), Iowa Telecom, Q-Comm Corporation ("Q-Comm") and Hosted Solutions drive merger and integration costs for the years presented.

Restructuring charges are sometimes incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

Merger, integration and restructuring costs are unpredictable by nature but should not necessarily be viewed as non-recurring.

The following is a summary of the merger, integration and restructuring charges recorded for the three month periods ended March 31:

(Millions)	2012	2011
Merger and integration costs:
Transaction costs associated with acquisitions (a)	$8.7	$2.4
Employee related transition costs (b)	10.2	5.0
Computer system and conversion costs	2.2	1.5
Signage and other rebranding costs	1.2	—
Total merger and integration costs	22.3	8.9
Restructuring charges	0.9	0.1
Total merger, integration and restructuring charges	$23.2	$9.0

(a)
Transaction costs incurred during the first quarter of 2012 primarily relate to accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of PAETEC. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee related transition costs during the first quarter of 2012 primarily consists of severance related to the integration of PAETEC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges at March 31:

(Millions)	2012
Balance, beginning of period	$12.9
Merger, integration and restructuring charges	23.2
Cash outlays during the period	(16.3)
Balance, end of period	$19.8

As of March 31, 2012, other current liabilities included the remaining liability of $19.8 million for accrued merger, integration and restructuring charges. This included $14.0 million of accrued severance costs primarily associated with the integration of PAETEC. The severance and related employee costs will be paid as positions are eliminated. Each of these payments will be funded through operating cash flows.

10. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	March 31, 2012	December 31, 2011
Pension and postretirement plans	$53.0	$54.7
Unrealized holding losses on interest rate swaps
Designated portion	(17.0)	(16.6)
De-designated portion	(29.4)	(36.2)
Accumulated other comprehensive income	$6.6	$1.9

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

Beginning in the first quarter of 2011, we began issuing performance-based restricted stock units as part of our stock-based compensation plan. These newly issued restricted stock units and previously issued performance-based restricted shares issued contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of March 31, 2012, the performance conditions for the outstanding restricted stock units have not yet been satisfied. However, we considered the options granted in conjunction with the acquisition of PAETEC in the computation of dilutive earnings per share using the treasury stock method.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Earnings per Share, Continued:

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three month periods ended March 31:

(Millions, except per share amounts)	2012	2011
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$64.7	$29.4
Income from continuing operations allocable to participating securities	(1.1)	(0.8)
Adjusted income from continuing operations attributable to common shares	63.6	28.6
Loss from discontinued operations	(0.1)	—
Loss from discontinued operations allocable to participating securities	—	—
Adjusted loss from discontinued operations attributable to common shares	(0.1)	—
Net income attributable to common shares	$63.5	$28.6
Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	587.6	506.5
Weighted average participating securities	(3.9)	(3.8)
Weighted average shares outstanding for basic earnings per share	583.7	502.7
Basic and diluted earnings per share:
From continuing operations	$.11	$.06
From discontinued operations	—	—
Net income	$.11	$.06

The calculation of basic earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and excludes the dilutive impact of participating non-vested restricted shares from the denominator.

12. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of March 31, 2012, the Incentive Plan had remaining capacity of 7.8 million awards, of which 6.3 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights. As of March 31, 2012, we had additional remaining capacity of 2.8 million awards from a similar equity incentive plan acquired in the PAETEC acquisition. The cost of each award is determined based on the fair value of the shares on the date of grant and is fully expensed over the vesting period.

On February 7, 2012, our Board of Directors approved grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan. The performance based restricted stock units granted may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor's 500 Stock Index, over a three-year period. The operating targets for the first vesting period for these performance based restricted stock units granted were approved by the Board of Directors in February 2012.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Share-Based Compensation Plans, Continued:

The vesting periods and grant date fair value for restricted stock and restricted stock units issued during the three month period ended March 31, 2012, were as follows:

2012
(Thousands)	Common Shares
Vest ratably over a three-year service period	1,543.7
Vest contingently over a three-year performance period	723.5
Vest three years from date of grant, service based	4.0
Vest one year from date of grant, service based (a)	51.4
Total granted	2,322.6
Grant date fair value (Millions)	$28.9

(a)	Represents restricted stock granted to non-employee directors.

At March 31, 2012, unrecognized compensation expense totaled $62.1 million and is expected to be recognized over the weighted average vesting period of 1.8 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. Share-based compensation expense was $7.4 million and $5.3 million for the three month periods ended March 31, 2012 and 2011, respectively.

13. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 8.125 percent Senior Notes due August 1, 2013, the 2016 Notes, the 7.875 percent Senior Notes due November 1, 2017, the 8.125 percent senior unsecured notes due September 1, 2018, the 7.000 percent Senior Notes due March 15, 2019, the 2020 Notes, the 2021 Notes and the 2023 Notes (“the guaranteed notes”), certain of our wholly-owned subsidiaries (the “Guarantors”), including all former subsidiaries of Valor, provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to us. The remaining subsidiaries (the “Non-Guarantors”) of Windstream are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. The parent company is Windstream Corporation who is also the issuer of the notes.
The following information presents condensed consolidated statements of income, including comprehensive income, for the three month periods ended March 31, 2012 and 2011, condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, and condensed consolidated statements of cash flows for the three month periods ended March 31, 2012 and 2011 of the parent company, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended March 31, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$270.6	$1,223.6	$(5.8)	$1,488.4
Product sales	—	17.0	39.8	—	56.8
Total revenues and sales	—	287.6	1,263.4	(5.8)	1,545.2
Costs and expenses:
Cost of services	—	90.8	570.7	(3.6)	657.9
Cost of products sold	—	15.6	29.3	—	44.9
Selling, general and administrative	—	23.4	233.2	(2.2)	254.4
Depreciation and amortization	—	78.8	233.3	—	312.1
Merger, integration and restructuring costs	—	0.2	23.0	—	23.2
Total costs and expenses	—	208.8	1,089.5	(5.8)	1,292.5
Operating income	—	78.8	173.9	—	252.7
Earnings from consolidated subsidiaries	124.1	14.7	0.6	(139.4)	—
Other (expense) income, net	(0.8)	51.7	(44.3)	—	6.6
Gain on early extinguishment on debt	—	—	1.9	—	1.9
Intercompany interest income (expense)	37.5	(24.8)	(12.7)	—	—
Interest expense	(133.3)	(1.3)	(21.9)	—	(156.5)
Income from continuing operations before income taxes	27.5	119.1	97.5	(139.4)	104.7
Income tax (benefit) expense	(37.1)	39.9	37.2	—	40.0
Income from continuing operations	64.6	79.2	60.3	(139.4)	64.7
Discontinued operations, net of tax	—	—	(0.1)	—	(0.1)
Net income	$64.6	$79.2	$60.2	$(139.4)	$64.6
Comprehensive income	$69.3	$79.2	$60.2	$(139.4)	$69.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended March 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$268.6	$733.2	$(5.3)	$996.5
Product sales	—	14.8	11.7	—	26.5
Total revenues and sales	—	283.4	744.9	(5.3)	1,023.0
Costs and expenses:
Cost of services	—	85.8	278.1	(2.9)	361.0
Cost of products sold	—	13.0	7.1	—	20.1
Selling, general and administrative	—	22.9	115.3	(2.4)	135.8
Depreciation and amortization	—	80.4	124.8	—	205.2
Merger, integration and restructuring costs	—	—	9.0	—	9.0
Total costs and expenses	—	202.1	534.3	(5.3)	731.1
Operating income	—	81.3	210.6	—	291.9
Earnings from consolidated subsidiaries	153.4	33.9	0.7	(188.0)	—
Other income (expense), net	1.5	44.8	(43.7)	—	2.6
Loss on early extinguishment of debt	(101.4)	—	—	—	(101.4)
Intercompany interest income (expense)	43.8	(27.4)	(16.4)	—	—
Interest expense	(145.0)	(1.5)	—	—	(146.5)
Income before income taxes	(47.7)	131.1	151.2	(188.0)	46.6
Income tax (benefit) expense	(77.1)	37.8	56.5	—	17.2
Net income	$29.4	$93.3	$94.7	$(188.0)	$29.4
Comprehensive income	$40.5	$93.3	$94.7	$(188.0)	$40.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of March 31, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$(17.6)	$5.8	$76.0	$—	$64.2
Restricted cash	15.7	—	9.9	—	25.6
Accounts receivable (less allowance for doubtful accounts of $28.9)	—	99.9	500.7	3.3	603.9
Affiliates receivable, net	—	230.3	2,491.1	(2,721.4)	—
Income tax receivable	0.9	1.2	0.9	—	3.0
Inventories	—	45.6	22.6	—	68.2
Deferred income taxes	103.1	22.4	58.0	—	183.5
Prepaid income taxes	15.7	—	—	(2.1)	13.6
Prepaid expenses and other	4.4	17.1	142.8	—	164.3
Assets held for sale	—	—	6.5	—	6.5
Total current assets	122.2	422.3	3,308.5	(2,720.2)	1,132.8
Investments in consolidated subsidiaries	11,745.4	1,251.8	310.4	(13,307.6)	—
Goodwill and other intangibles, net	—	3,728.0	3,219.2	—	6,947.2
Net property, plant and equipment	7.6	1,455.4	4,255.2	—	5,718.2
Other assets	95.7	356.8	51.4	(335.7)	168.2
Total Assets	$11,970.9	$7,214.3	$11,144.7	$(16,363.5)	$13,966.4
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$37.7	$0.6	$32.6	$(4.8)	$66.1
Current portion of interest rate swaps	31.3	—	—	—	31.3
Accounts payable	2.7	52.5	275.1	—	330.3
Affiliates payable, net	2,721.0	—	—	(2,721.0)	—
Advance payments and customer deposits	—	18.5	198.7	—	217.2
Accrued dividends	147.9	—	—	—	147.9
Accrued taxes	(236.7)	137.6	204.9	(2.5)	103.3
Accrued interest	145.1	3.4	30.6	—	179.1
Other current liabilities	22.8	15.4	166.7	—	204.9
Total current liabilities	2,871.8	228.0	908.6	(2,728.3)	1,280.1
Long-term debt and capital lease obligations	7,459.1	99.7	1,556.8	(327.6)	8,788.0
Deferred income taxes	100.0	939.0	802.6	—	1,841.6
Other liabilities	113.9	29.1	487.6	—	630.6
Total liabilities	10,544.8	1,295.8	3,755.6	(3,055.9)	12,540.3
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,419.4	5,083.4	4,004.0	(9,087.4)	1,419.4
Accumulated other comprehensive income	6.6	8.2	45.9	(54.1)	6.6
Retained earnings	—	786.1	3,256.1	(4,042.2)	—
Total shareholders’ equity	1,426.1	5,918.5	7,389.1	(13,307.6)	1,426.1
Total Liabilities and Shareholders’ Equity	$11,970.9	$7,214.3	$11,144.7	$(16,363.5)	$13,966.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$115.4	$7.1	$104.5	$—	$227.0
Restricted cash	11.9	—	9.8	—	21.7
Accounts receivable (less allowance for doubtful accounts of $29.9)	—	105.7	549.3	2.4	657.4
Affiliates receivable, net	—	52.7	2,744.2	(2,796.9)	—
Income tax receivable	122.0	1.2	0.9	—	124.1
Inventories	—	55.4	21.1	—	76.5
Deferred income taxes	153.0	22.8	56.3	—	232.1
Prepaid income taxes	163.4	—	—	(148.1)	15.3
Prepaid expenses and other	3.4	13.2	86.3	—	102.9
Assets held for sale	—	50.6	10.8	—	61.4
Total current assets	569.1	308.7	3,583.2	(2,942.6)	1,518.4
Investments in consolidated subsidiaries	11,622.8	1,237.4	313.0	(13,173.2)	—
Goodwill and other intangibles, net	—	3,761.8	3,225.2	—	6,987.0
Net property, plant and equipment	7.6	1,464.5	4,236.0	—	5,708.1
Other assets	95.4	356.6	62.3	(335.7)	178.6
Total Assets	$12,294.9	$7,129.0	$11,419.7	$(16,451.5)	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$33.8	$0.7	$184.0	$(4.8)	$213.7
Current portion of interest rate swaps	30.5	—	—	—	30.5
Accounts payable	1.0	49.0	246.0	—	296.0
Affiliates payable, net	2,796.6	—	—	(2,796.6)	—
Advance payments and customer deposits	—	31.8	208.6	—	240.4
Accrued dividends	148.0	—	—	—	148.0
Accrued taxes	0.3	103.1	163.2	(148.7)	117.9
Accrued interest	114.0	1.7	46.1	—	161.8
Other current liabilities	29.8	27.2	194.2	—	251.2
Total current liabilities	3,154.0	213.5	1,042.1	(2,950.1)	1,459.5
Long-term debt and capital lease obligations	7,432.0	99.7	1,733.5	(328.5)	8,936.7
Deferred income taxes	91.8	941.6	818.1	—	1,851.5
Other liabilities	119.0	31.8	495.5	—	646.3
Total liabilities	10,796.8	1,286.6	4,089.2	(3,278.6)	12,894.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,496.1	5,083.4	4,004.0	(9,087.4)	1,496.1
Accumulated other comprehensive income	1.9	8.2	47.6	(55.8)	1.9
Retained earnings	—	710.0	3,195.8	(3,905.8)	—
Total shareholders’ equity	1,498.1	5,842.4	7,330.5	(13,172.9)	1,498.1
Total Liabilities and Shareholders’ Equity	$12,294.9	$7,129.0	$11,419.7	$(16,451.5)	$14,392.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$64.6	$79.2	$60.2	$(139.4)	$64.6
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	78.8	233.3	—	312.1
Provision for doubtful accounts	—	2.0	12.7	—	14.7
Equity in earnings from subsidiaries	(124.1)	(14.7)	(0.6)	139.4	—
Stock-based compensation expense	—	1.6	5.8	—	7.4
Pension benefit	—	(0.2)	(0.9)	—	(1.1)
Deferred income taxes	54.1	(2.2)	(16.1)	—	35.8
Unamortized net premium on retired debt	—	—	(16.2)	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	11.1	—	—	—	11.1
Other, net	4.1	(8.6)	(7.5)	—	(12.0)
Changes in operating assets and liabilities, net	43.0	23.7	(44.3)	—	22.4
Net cash provided from operations	52.8	159.6	226.4	—	438.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(43.9)	(182.2)	—	(226.1)
Broadband network expansion funded by stimulus grants	—	(3.2)	(8.8)	—	(12.0)
Changes in restricted cash	(3.9)	—	—	—	(3.9)
Grant funds received for broadband stimulus projects	6.7	—	—	—	6.7
Disposition of wireless assets	—	57.0	—	—	57.0
Advances (paid to) received from parent, net	—	(174.2)	242.4	(68.2)	—
Other, net	—	2.6	—	—	2.6
Net cash provided from (used in) investing activities	2.8	(161.7)	51.4	(68.2)	(175.7)
Cash Flows from Financing Activities:
Dividends paid on common shares	(146.5)	—	—	—	(146.5)
Repayment of debt	(474.4)	—	(300.0)	—	(774.4)
Proceeds of debt issuance	505.0	—	—	—	505.0
Debt issuance costs	(2.2)	—	—	—	(2.2)
Advances paid to subsidiaries, net	(68.2)	—	—	68.2	—
Other, net	(2.3)	0.8	(6.3)	—	(7.8)
Net cash (used in) provided from financing activities	(188.6)	0.8	(306.3)	68.2	(425.9)
Decrease in cash and cash equivalents	(133.0)	(1.3)	(28.5)	—	(162.8)
Cash and Cash Equivalents:
Beginning of period	115.4	7.1	104.5	—	227.0
End of period	$(17.6)	$5.8	$76.0	$—	$64.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$29.4	$93.3	$94.7	$(188.0)	$29.4
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	80.4	124.8	—	205.2
Provision for doubtful accounts	—	1.9	6.0	—	7.9
Equity in earnings from subsidiaries	(153.4)	(33.9)	(0.7)	188.0	—
Stock-based compensation expense	—	4.5	0.8	—	5.3
Pension expense (benefit)	—	0.3	(0.6)	—	(0.3)
Deferred income taxes	10.9	29.6	11.7	—	52.2
Unamortized net discount on retired debt	12.5	—	—	—	12.5
Amortization of unrealized losses on de-designated interest rate swaps	13.1	—	—	—	13.1
Other, net	2.9	1.1	(0.8)	—	3.2
Changes in operating assets and liabilities, net	153.2	(145.7)	(123.7)	—	(116.2)
Net cash provided from operations	68.6	31.5	112.2	—	212.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(41.6)	(116.9)	—	(158.5)
Broadband network expansion funded by stimulus grants	—	(0.1)	(0.5)	—	(0.6)
Changes in restricted cash	(7.0)	—	—	—	(7.0)
Advances (paid to) received from parent, net	—	(0.5)	0.2	0.3	—
Other, net	1.3	—	(1.1)	—	0.2
Net cash used in investing activities	(5.7)	(42.2)	(118.3)	0.3	(165.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(125.9)	—	—	—	(125.9)
Repayment of debt	(2,052.7)	—	—	—	(2,052.7)
Proceeds of debt issuance	2,137.0	—	—	—	2,137.0
Debt issuance costs	(19.7)	—	—	—	(19.7)
Advances received from subsidiaries, net	0.3	—	—	(0.3)	—
Other, net	(0.5)	9.9	(1.0)	—	8.4
Net cash (used in) provided from financing activities	(61.5)	9.9	(1.0)	(0.3)	(52.9)
Increase (decrease) in cash and cash equivalents	1.4	(0.8)	(7.1)	—	(6.5)
Cash and Cash Equivalents:
Beginning of period	4.1	8.4	29.8	—	42.3
End of period	$5.5	$7.6	$22.7	$—	$35.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

Debentures and notes, issued by PAETEC Holding Corporation

In connection with the acquisition of PAETEC on November 30, 2011, Windstream Corporation (the “Parent”) acquired the PAETEC 2015 Notes, the 7.000 percent Senior Notes due March 15, 2019 and the 9.875 percent notes due December 1, 2018 (“the guaranteed notes”). Windstream Corporation and all former wholly-owned subsidiaries of PAETEC (the “Guarantors”) provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Parent. The remaining subsidiaries (the “Non-Guarantors”) of the Parent are not guarantors of these guaranteed notes.
The following information presents condensed consolidated statements of income, including comprehensive income, for the three month periods ended March 31, 2012 and 2011, condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, condensed consolidated statements of cash flows for the three month periods ended March 31, 2012 and 2011 of the Parent, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the Parent and other subsidiaries and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended March 31, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors		Eliminations		Consolidated
Revenues and sales:
Service revenues	$—	$—	$500.2	$991.5		$(3.3)		$1,488.4
Product sales	—	—	27.9	28.9		—		56.8
Total revenues and sales	—	—	528.1	1,020.4		(3.3)		1,545.2
Costs and expenses:
Cost of services	—	—	284.3	374.9		(1.3)		657.9
Cost of products sold	—	—	21.1	23.8		—		44.9
Selling, general, administrative and other	—	—	120.1	136.3		(2.0)		254.4
Depreciation and amortization	—	—	83.5	228.6		—		312.1
Merger, integration and restructuring costs	—	—	0.1	23.1		—		23.2
Total costs and expenses	—	—	509.1	786.7		(3.3)		1,292.5
Operating income	—	—	19.0	233.7		—		252.7
Earnings (losses) from consolidated subsidiaries	124.1	19.6	(19.4)	(0.1)		(124.2)		—
Other (expense) income, net	(0.8)	—	—	7.4		—		6.6
Gain on early extinguishment of debt	—	1.9	—	—		—		1.9
Intercompany interest income (expense)	37.5	—	—	(37.5)		—		—
Interest expense	(133.3)	(22.1)	(0.9)	(0.2)		—		(156.5)
Income (loss) from continuing operations before income taxes	27.5	(0.6)	(1.3)	203.3		(124.2)		104.7
Income tax (benefit) expense	(37.1)	(7.6)	7.2	77.5		—		40.0
Income (loss) from continuing operations	64.6	7.0	(8.5)	125.8		(124.2)		64.7
Discontinued operations, net of tax	—	—	(0.1)	—		—		(0.1)
Net income	$64.6	$7.0	$(8.6)	$125.8		$(124.2)		$64.6
Comprehensive income	$69.3	$7.0	$(8.6)	$125.8	—	$(124.2)	—	$69.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended March 31, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$—	$996.5	$—	$996.5
Product sales	—	—	—	26.5	—	26.5
Total revenues and sales	—	—	—	1,023.0	—	1,023.0
Costs and expenses:
Cost of services	—	—	—	361.0	—	361.0
Cost of products sold	—	—	—	20.1	—	20.1
Selling, general, administrative and other	—	—	—	135.8	—	135.8
Depreciation and amortization	—	—	—	205.2	—	205.2
Merger, integration and restructuring costs	—	—	—	9.0	—	9.0
Total costs and expenses	—	—	—	731.1	—	731.1
Operating income	—	—	—	291.9	—	291.9
Earnings (losses) from consolidated subsidiaries	153.4	—	—	0.3	(153.7)	—
Other income, net	1.5	—	—	1.1	—	2.6
Intercompany interest income (expense)	43.8	—	—	(43.8)	—	—
Loss on early extinguishment of debt	(101.4)	—	—	—	—	(101.4)
Interest expense	(145.0)	—	—	(1.5)	—	(146.5)
Income (loss) before income taxes	(47.7)	—	—	248.0	(153.7)	46.6
Income tax (benefit) expense	(77.1)	—	—	94.3	—	17.2
Net income	$29.4	$—	$—	$153.7	$(153.7)	$29.4
Comprehensive income	$40.5	$—	$—	$153.7	$(153.7)	$40.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of March 31, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$(17.6)	$—	$25.9	$55.9	$—	$64.2
Restricted cash	15.7	—	9.9	—	—	25.6
Accounts receivable (less allowance for doubtful accounts of $28.9)	—	—	228.6	375.3	—	603.9
Affiliates receivable, net	—	1,152.6	—	3,174.3	(4,326.9)	—
Income tax receivable	0.9	—	—	2.1	—	3.0
Inventories	—	—	14.8	53.4	—	68.2
Deferred income taxes	103.1	(3.8)	8.5	75.7	—	183.5
Prepaid income taxes	15.7	—	—	—	(2.1)	13.6
Prepaid expenses and other	4.4	—	45.5	114.4	—	164.3
Assets held for sale	—	—	6.5	—	—	6.5
Total current assets	122.2	1,148.8	339.7	3,851.1	(4,329.0)	1,132.8
Investments in consolidated subsidiaries	11,745.4	21.0	(25.3)	0.6	(11,741.7)	—
Goodwill and other intangibles, net	—	669.4	813.5	5,464.3	—	6,947.2
Net property, plant and equipment	7.6	—	869.5	4,841.1	—	5,718.2
Other assets	95.7	—	13.1	59.4	—	168.2
Total Assets	$11,970.9	$1,839.2	$2,010.5	$14,216.5	$(16,070.7)	$13,966.4
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$37.7	$—	$17.6	$10.8	$—	$66.1
Current portion of interest rate swaps	31.3	—	—	—	—	31.3
Accounts payable	2.7	0.1	115.2	212.3	—	330.3
Affiliates payable, net	2,721.0	—	1,605.9	—	(4,326.9)	—
Advance payments and customer deposits	—	—	80.2	137.0	—	217.2
Accrued dividends	147.9	—	—	—	—	147.9
Accrued taxes	(236.7)	(7.7)	65.7	282.0	—	103.3
Accrued interest	145.1	29.4	0.7	6.0	(2.1)	179.1
Other current liabilities	22.8	—	83.8	98.3	—	204.9
Total current liabilities	2,871.8	21.8	1,969.1	746.4	(4,329.0)	1,280.1
Long-term debt and capital lease obligations	7,459.1	1,189.9	26.3	112.7	—	8,788.0
Deferred income taxes	100.0	(220.0)	(18.0)	1,979.6	—	1,841.6
Other liabilities	113.9	3.2	45.0	468.5	—	630.6
Total liabilities	10,544.8	994.9	2,022.4	3,307.2	(4,329.0)	12,540.3
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,419.4	842.0	—	6,918.5	(7,760.5)	1,419.4
Accumulated other comprehensive income	6.6	—	—	60.1	(60.1)	6.6
Retained earnings	—	2.3	(11.9)	3,860.4	(3,850.8)	—
Total shareholders’ equity	1,426.1	844.3	(11.9)	10,909.3	(11,741.7)	1,426.1
Total Liabilities and Shareholders’ Equity	$11,970.9	$1,839.2	$2,010.5	$14,216.5	$(16,070.7)	$13,966.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$115.4	$—	$63.5	$48.1	$—	$227.0
Restricted cash	11.9	—	9.8	—	—	21.7
Accounts receivable (less allowance for doubtful accounts of $29.9)	—	—	273.3	384.1	—	657.4
Affiliates receivable, net	—	1,881.0	—	2,934.3	(4,815.3)	—
Income tax receivable	122.0	—	—	2.1	—	124.1
Inventories	—	—	13.8	62.7	—	76.5
Deferred income taxes	153.0	(3.8)	6.2	76.7	—	232.1
Prepaid income taxes	163.4	0.1	—	—	(148.2)	15.3
Prepaid expenses and other	3.4	—	32.9	66.6	—	102.9
Assets held for sale	—	—	10.7	50.7	—	61.4
Total current assets	569.1	1,877.3	410.2	3,625.3	(4,963.5)	1,518.4
Investments in consolidated subsidiaries	11,622.8	1.4	(5.9)	0.8	(11,619.1)	—
Goodwill and other intangibles, net	—	635.4	840.8	5,510.8	—	6,987.0
Net property, plant and equipment	7.6	—	874.7	4,825.8	—	5,708.1
Other assets	95.4	(336.5)	345.7	74.0	—	178.6
Total Assets	$12,294.9	$2,177.6	$2,465.5	$14,036.7	$(16,582.6)	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$33.8	$150.0	$19.0	$10.9	$—	$213.7
Current portion of interest rate swaps	30.5	—	—	—	—	30.5
Accounts payable	1.0	—	115.7	179.3	—	296.0
Affiliates payable, net	2,796.6	—	2,018.6	—	(4,815.2)	—
Advance payments and customer deposits	—	—	92.3	148.1	—	240.4
Accrued dividends	148.0	—	—	—	—	148.0
Accrued taxes	0.3	0.1	39.9	225.8	(148.2)	117.9
Accrued interest	114.0	45.7	0.1	2.0	—	161.8
Other current liabilities	29.8	1.0	105.2	115.2	—	251.2
Total current liabilities	3,154.0	196.8	2,390.8	681.3	(4,963.4)	1,459.5
Long-term debt and capital lease obligations	7,432.0	1,361.7	30.2	112.8	—	8,936.7
Deferred income taxes	91.8	(220.0)	(2.1)	1,981.8	—	1,851.5
Other liabilities	119.0	1.9	50.0	475.4	—	646.3
Total liabilities	10,796.8	1,340.4	2,468.9	3,251.3	(4,963.4)	12,894.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,496.1	842.0	—	6,918.5	(7,760.5)	1,496.1
Accumulated other comprehensive income	1.9	—	—	61.9	(61.9)	1.9
Retained earnings	—	(4.8)	(3.4)	3,734.7	(3,726.5)	—
Total shareholders’ equity	1,498.1	837.2	(3.4)	10,785.4	(11,619.2)	1,498.1
Total Liabilities and Shareholders’ Equity	$12,294.9	$2,177.6	$2,465.5	$14,036.7	$(16,582.6)	$14,392.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$64.6	$7.0	$(8.6)	$125.8	$(124.2)	$64.6
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	83.5	228.6	—	312.1
Provision for doubtful accounts	—	—	4.9	9.8	—	14.7
Equity in (earnings) losses from subsidiaries	(124.1)	(19.6)	19.4	0.1	124.2	—
Stock-based compensation expense	—	—	0.9	6.5	—	7.4
Pension benefit	—	—	—	(1.1)	—	(1.1)
Deferred income taxes	54.1	—	(18.2)	(0.1)	—	35.8
Unamortized net premium on retired debt	—	(16.2)	—	—	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	11.1	—	—	—	—	11.1
Other, net	4.1	(5.5)	—	(10.6)	—	(12.0)
Changes in operating assets and liabilities, net	43.0	(23.6)	(33.8)	36.8	—	22.4
Net cash provided from (used in) operations	52.8	(57.9)	48.1	395.8	—	438.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(37.1)	(189.0)	—	(226.1)
Broadband network expansion funded by stimulus grants	—	—	—	(12.0)	—	(12.0)
Disposition of wireless assets	—	—	—	57.0	—	57.0
Changes in restricted cash	(3.9)	—	—	—	—	(3.9)
Grant funds received for broadband stimulus projects	6.7	—	—	—	—	6.7
Advances received from (paid to) parent, net	—	357.9	(43.2)	(246.5)	(68.2)	—
Other, net	—	—	(0.2)	2.8	—	2.6
Net cash provided from (used in) investing activities	2.8	357.9	(80.5)	(387.7)	(68.2)	(175.7)
Cash Flows from Financing Activities:
Dividends paid on common shares	(146.5)	—	—	—	—	(146.5)
Repayment of debt	(474.4)	(300.0)	—	—	—	(774.4)
Proceeds of debt issuance	505.0	—	—	—	—	505.0
Debt issuance costs	(2.2)	—	—	—	—	(2.2)
Advances paid to subsidiaries, net	(68.2)	—	—	—	68.2	—
Other, net	(2.3)	—	(5.2)	(0.3)	—	(7.8)
Net cash used in financing activities	(188.6)	(300.0)	(5.2)	(0.3)	68.2	(425.9)
(Decrease) increase in cash and cash equivalents	(133.0)	—	(37.6)	7.8	—	(162.8)
Cash and Cash Equivalents:
Beginning of period	115.4	—	63.5	48.1	—	227.0
End of period	$(17.6)	$—	$25.9	$55.9	$—	$64.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash (Unaudited)
	Three Months Ended March 31, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$29.4	$—	$—	$153.7	$(153.7)	$29.4
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	—	205.2	—	205.2
Provision for doubtful accounts	—	—	—	7.9	—	7.9
Equity in earnings from subsidiaries	(153.4)	—	—	(0.3)	153.7	—
Stock-based compensation expense	—	—	—	5.3	—	5.3
Pension benefit	—	—	—	(0.3)	—	(0.3)
Deferred income taxes	10.9	—	—	41.3	—	52.2
Unamortized net discount on retired debt	12.5	—	—	—	—	12.5
Amortization of unrealized losses on de-designated interest rate swaps	13.1	—	—	—	—	13.1
Other, net	2.9	—	—	0.3	—	3.2
Changes in operating assets and liabilities, net	153.2	—	—	(269.4)	—	(116.2)
Net cash provided from operations	68.6	—	—	143.7	—	212.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	—	(158.5)	—	(158.5)
Broadband network expansion funded by stimulus grants	—	—	—	(0.6)	—	(0.6)
Changes in restricted cash	(7.0)	—	—	—	—	(7.0)
Advances paid to parent, net	—	—	—	(0.3)	0.3	—
Other, net	1.3	—	—	(1.1)	—	0.2
Net cash used in investing activities	(5.7)	—	—	(160.5)	0.3	(165.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(125.9)	—	—	—	—	(125.9)
Repayment of debt	(2,052.7)	—	—	—	—	(2,052.7)
Proceeds of debt issuance	2,137.0	—	—	—	—	2,137.0
Debt issuance costs	(19.7)	—	—	—	—	(19.7)
Advances received from subsidiaries, net	0.3	—	—	—	(0.3)	—
Other, net	(0.5)	—	—	8.9	—	8.4
Net cash (used in) provided from financing activities	(61.5)	—	—	8.9	(0.3)	(52.9)
Increase (decrease) in cash and cash equivalents	1.4	—	—	(7.9)	—	(6.5)
Cash and Cash Equivalents:
Beginning of period	4.1	—	—	38.2	—	42.3
End of period	$5.5	$—	$—	$30.3	$—	$35.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Discontinued Operations:

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

The following table summarizes the results of the energy business for the three month period ended March 31:

(Millions)	2012
Revenues and sales	$7.2
Operating income from discontinued operations	(0.1)
Income tax expense	—
Net loss from discontinued operations	$(0.1)

The following table summarizes the assets and liabilities of the energy business that are classified as held for sale in the accompanying consolidated balance sheet:

(Millions)	March 31, 2012
Current assets	$6.5
Total assets held for sale	$6.5
Current liabilities	$3.6
Total liabilities related to assets held for sale	$3.6

15. Subsequent Events:

On May 9, 2012, we declared a dividend of 25 cents per share on our common stock, which is payable on July 16, 2012 to shareholders of record on June 29, 2012.

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the use of the terms "Windstream," “we,” “us” and “our” in this Management's Discussion and Analysis refers to Windstream Corporation and its consolidated subsidiaries.

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission ("SEC") on February 22, 2012, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits. We have retrospectively adjusted financial information for all prior periods presented to reflect our voluntary change in accounting principle for pension benefits. We elected to revise historical results for certain previously unrecorded immaterial errors. We concluded that the effects, individually and in the aggregate, are immaterial to the unaudited quarterly financial information. See Notes 2 and 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Additionally, certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net or comprehensive income.

OVERVIEW

We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 22 data centers offering managed services and cloud computing.

STRATEGY

During 2012, we continue to make significant progress on our strategy to grow business and consumer broadband revenues to offset continuing pressure on our consumer voice and long-distance revenues and intercarrier compensation. Revenues from businesses and consumer broadband were 68.1 percent of total revenues for the three month period ended March 31, 2012, as compared to 59.6 percent in the same period in 2011.
Our strategy has been and continues to be transformation of our business from a rural, consumer-focused voice and broadband provider into a national provider of advanced communications and technology solutions to businesses. The key elements of this strategy include:
Transformation of our business
Today, we are a very different company from the one that was created in 2006 through the spinoff of Alltel Corporation. We operated in just 16 states with less than 24,000 miles of fiber, a modest business sales organization and only a handful of lower-tier data centers. We faced challenges as consumers abandoned wireline voice connections in favor of wireless services, and cable television companies were increasingly competing for both voice and Internet customers.
To manage these pressures and improve our size, scale and cost structure, we completed three targeted acquisitions of other traditional telephone companies between 2006 and 2009. In early 2010, we made a critical move to accelerate the transformation of the company when we acquired NuVox Inc. ("NuVox"), a leading regional business services provider based in Greenville, South Carolina. NuVox added a broad portfolio of Internet protocol ("IP") based services and an aggressive sales force, and this acquisition marked an important step in positioning the company to better serve business customers.
We completed three additional acquisitions in 2010, Iowa Telecommunications Services, Inc. ("Iowa Telecom"), Hosted Solutions Acquisitions, LLC ("Hosted Solutions") and Q-Comm Corporation ("Q-Comm"), which expanded our operating presence in contiguous markets in the midwestern United States, added the infrastructure to offer advanced data services and expanded our fiber network.

In 2011, we completed the acquisition of PAETEC Holding Corp ("PAETEC"), which significantly advanced our strategy to drive top-line revenue growth by expanding our focus on business and fiber services. See "PAETEC" below for additional information.

Investing for growth

We have made significant investments in our network to expand our business service offerings and increase broadband speeds and capacity in our consumer markets in response to public demand for faster Internet speeds. The expansion of our fiber transport network, through acquisitions and organic growth, enhances our ability to provide wireless transport, or backhaul services. We expect wireless data usage to continue to increase, which will drive the need for additional wireless backhaul capacity. We are also making significant investments in data centers to broaden the technology-based services we offer, including cloud computing and managed services.

Focus on business and broadband services

As our consumer business remains under pressure due to competition, we remain squarely focused on expanding business and broadband services, as further discussed below, to drive top-line growth. By doing so, we expect to continue to create significant value for both our customers and our shareholders.

Together, these initiatives align our focus with the growth opportunities in our industry and provide investors with the opportunity to combine growth and a high-yield dividend.

EXECUTIVE SUMMARY

Key activities during the first quarter of 2012 included:

•
continued activities around integration of PAETEC, which turned us into a national provider of business services and included an attractive customer base of medium and large businesses and significantly enhanced our capabilities in strategic growth areas, including IP based services, cloud computing and managed services;

•	continued focus on revenue growth opportunities in our business service areas;

•	significant success-based capital investments in our fiber network, designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage;

•
announced the launch of Merge, our new high-speed Internet and streaming entertainment service, which allows consumers to customize their entertainment experience with high-speed access to their specific programming choices from the Internet directly to their television;

•
opened our new data center in Little Rock, Arkansas, a state-of-the-art data center facility, which is designed to meet the growing business demand for cloud-based and dedicated managed services and underscores our commitment to our growing business customer base nationwide;

•
suspended and modified certain wholesale products that were a part of the PAETEC portfolio, which represented approximately $10.4 million in revenue recognized during the three month period ended March 31, 2012 that we do not expect to recur;

•
paid off all $300.0 million of the PAETEC 2015 Notes, resulting in lower future interest costs and amended and restated our existing senior secured credit facilities to provide for the incurrence of $280.0 million of additional term loans, extend the maturity of existing term loans and increase secured debt capacity to 2.25 times adjusted Operating Income before Depreciation and Amortization ("OIBDA"), as defined per the credit facility; and

•
implemented new depreciation rates beginning in the first quarter of 2012 for those subsidiaries, resulting in an increase to depreciation expense, net income and earnings per share of $15.7 million, $9.7 million or $0.02 per share, respectively, for the three month period ended March 31, 2012.

These activities, in conjunction with the strategic acquisitions we completed in prior years, further our transformation from a traditional telephone company into an advanced communications and technology provider. As a result of these strategic activities, our revenue mix has shifted significantly toward our growth areas.

BUSINESS TRENDS

The following discussion highlights key trends affecting our business.

Business communications services: Demand for advanced communications services is expected to drive growth in revenues from business customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We view this as a strategic growth area, but we are subject to competition from other carriers and cable television companies, which could suppress growth. See "Competition" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 22, 2012 for more details.

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

Wireless backhaul: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and replacing copper facilities with fiber facilities to wireless towers we already serve. During the three method period ended March 31, 2012, we spent approximately $60.0 million in fiber-to-the-tower investments, and we expect to continue make significant success-based capital investments during 2012 to offer additional wireless backhaul services to wireless carriers.

Consumer high-speed Internet: New customer additions are slowing as the high-speed Internet market becomes heavily penetrated. However, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up and the launch of Merge, will drive growth in consumer high-speed Internet revenues. As of March 31, 2012, we could deliver speeds of 3 Megabits per second ("Mbps") to approximately 97 percent of our addressable lines, and speeds of 6 Mbps, 12 Mbps and 24 Mbps are available to approximately 72 percent, 46 percent and 10 percent of our addressable lines, respectively.

Consumer access line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in access lines due to competition from cable television companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of March 31, 2012, all of our access lines had wireless competition and approximately 69 percent of our access lines had fixed-line voice competition. Consumer lines decreased 82,000, or 4.1 percent during the twelve month period ended March 31, 2012, primarily due to the effects of competition.

Synergies and operational efficiencies: We continually strive to identify opportunities for operational efficiencies, in the context of both our acquired businesses and legacy operations. During the three month period ended March 31, 2012, we recognized approximately $34.0 million in synergies from our acquisitions completed since the beginning of 2010, primarily related to workforce and network efficiencies. In addition to acquisition-related synergies, we also evaluate our legacy operations for operational efficiency.

PAETEC

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

For financial details of the PAETEC acquisition, refer to Note 3 of the financial statements.

ORGANIZATION AND RESULTS OF OPERATIONS

We provide a wide range of telecom services, from advanced data solutions for businesses to basic consumer voice services. Our sales, marketing and customer support teams are structured based upon the type of customer they serve. We deliver these services over owned or leased network facilities. Our corporate support teams, such as finance and accounting, human resources and legal, support our operations as a whole. See below a detailed discussion and analysis of revenues and sales in our discussion of consolidated operating results.

The following table reflects our consolidated operating results as of March 31:

(Millions) (a) (b) (c)	2012	2011
Revenues and sales:
Service revenues:
Business	$896.5	$485.1
Consumer	337.7	346.8
Wholesale	224.5	153.4
Other	29.7	11.2
Total service revenues	1,488.4	996.5
Product sales	56.8	26.5
Total revenues and sales	1,545.2	1,023.0
Costs and expenses:
Cost of services	657.9	361.0
Cost of products sold	44.9	20.1
Selling, general, administrative and other	254.4	135.8
Depreciation and amortization	312.1	205.2
Merger, integration and restructuring	23.2	9.0
Total costs and expenses	1,292.5	731.1
Operating income	252.7	291.9
Other income, net	6.6	2.6
Gain (loss) on early extinguishment of debt	1.9	(101.4)
Interest expense	(156.5)	(146.5)
Income from continuing operations before income taxes	104.7	46.6
Income taxes	40.0	17.2
Income from continuing operations	64.7	29.4
Discontinued operations, net of tax	(0.1)	—
Net income	$64.6	$29.4

(a)
Results from operations include post-acquisition results from the former PAETEC operations. In the discussion and analysis provided below regarding changes in consolidated revenues and expenses in 2011, the impact of this acquisition on these changes is considered to be the revenues and expenses recognized during the period of each year for which results from the acquired operations are not included in the comparative period of the prior year.

(b)
Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits. We have retrospectively adjusted financial information for prior periods presented to reflect our voluntary change in accounting principle for pension benefits. We elected to revise historical results for certain previously unrecorded immaterial errors. We concluded that the effects, individually and in the aggregate, are immaterial to the unaudited quarterly financial information. See Notes 2 and 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

(c)	Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net or comprehensive income.

Business Service Revenues

Business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services to enterprise and small-business customers. Revenues from other carriers for special access circuits and fiber connections are also included. We expect business service revenues to be favorably impacted by increasing demand for data services such as integrated data and voice services, multi-site networking and data center services. As wireless data usage grows and 4G networks are expanded, we expect to win additional opportunities to provide fiber and special access services to support the capacity needs of wireless carriers.

We experience competition in the business channel primarily from other carriers, including traditional telephone companies and alternative providers. Cable television companies are also a source of competition, primarily for small business customers and wireless backhaul contracts but have communicated their intention to complete for larger customers by expanding their product and sales capabilities.

Despite the opportunities for growth from business services, competition and weakness in the economy may have the effect of suppressing revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended March 31, 2012
(Millions)	Increase (Decrease)%
Due to acquisition of PAETEC	$394.2
Due to increases in data and integrated services revenues (a)	9.5
Due to increases in carrier revenues (b)	6.8
Due to increases in data centers and managed services revenues (c)	3.4
Due to increases in high-speed Internet revenues	1.4
Due to decreases in traditional voice, long distance and miscellaneous revenues (d)	(3.9)
Total increase in business revenues	$411.4	85%

(a)	Increases in data and integrated services revenues were primarily due to demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)	Increases in carrier revenues, which primarily represent monthly recurring charges for dedicated circuits, were attributable to strong demand from wireless and other carriers, previously discussed.

(c)	Increases in data centers and managed services revenues were due to increased demand and incremental sales, as well as new data centers.

(d)	Decreases in traditional voice service revenues were primarily attributable to competition and migration of existing customers to integrated services and bundled offerings.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers.

We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable television companies and other providers using emerging technologies. For the twelve months ended March 31, 2012, consumer voice lines decreased by approximately 82,000, or 4.1 percent. Increasing revenues from high-speed Internet and related services help to offset some of the losses in consumer voice revenues. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the twelve months ended March 31, 2012, consumer high-speed Internet customers increased by approximately 29,000 or 2.4 percent. As of March 31, 2012, we provided high-speed Internet service to approximately 43 percent of total access lines in service and approximately 68 percent of primary residential lines in service. As of March 31, 2012, approximately 75 percent of our total access lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2012, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service shrinks and our penetration continues to increase.

To combat competitive pressures in our markets, we emphasize our bundle service strategy and continue to enhance our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended March 31, 2012
(Millions)	Increase (Decrease)%
Due to increases in high-speed Internet revenues (a)	6.3
Due to decreases in voice, long distance and miscellaneous revenues (b)	(15.4)
Total decrease in consumer revenues	$(9.1)	(3)%

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

Revenues from these services are expected to decline due to access line losses and reductions in switched access rates.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended March 31, 2012
(Millions)	Increase (Decrease)%
Due to acquisition of PAETEC (a)	$82.8
Due to increases in federal USF revenues (b)	1.0
Due to decreases in state USF revenues (c)	(0.7)
Due to decreases in voice and other revenues (d)	(0.7)
Due to decreases in switched access revenues (e)	(11.3)
Total increase in wholesale revenues	$71.1	46%

(a)
During the first quarter of 2012, we suspended and modified certain PAETEC wholesale products, which represented approximately $10.4 million in revenue recognized during the three month period ended March 31, 2012 that we do not expect to recur.

(b)
Increases in federal USF revenues resulted from increases in USF surcharge revenues, driven by an increase in the USF contribution factor from 15.5 percent to 17.9 percent, and increases in frozen USF support. The changes to the USF surcharge revenues resulted in a proportionate change in federal USF expense included in cost of services below. These increases were partially offset by decreases in federal funds received and line loss.

(c)	Decreases in state USF revenues were attributable to the decline in access lines and eligible recoverable costs.

(d)	Decreases in wholesale voice and miscellaneous revenues were primarily due to the decline in payphone and UNE voice lines.

(e)	Decreases in switched access revenues were primarily due to continued declines in voice lines, as well as the impacts of intercarrier compensation reform.

Other Service Revenues

Other service revenues include revenues from certain consumer markets where we lease the connection to the customer premise, software and other miscellaneous services. In the consumer markets where we lease the connection to the customer premise, we are no longer offering new service. As a result of our decision to stop offering new service in certain consumer markets, we expect other service revenues to decline as current customers disconnect.

The following table reflects the primary drivers of year-over-year changes in other service revenues:

	Three Months Ended March 31, 2012
(Millions)	Increase (Decrease)%
Due to acquisition of PAETEC	$20.2
Due to decreases in other	(1.7)
Total increase in other revenues	$18.5	165%

Product Sales

Product sales include data and communications equipment sold to businesses and high-speed Internet modems, home networking equipment, computers and other equipment sold to consumers. In addition, we sell network equipment to contractors on a wholesale basis.

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended March 31, 2012
(Millions)	Increase (Decrease)%
Due to acquisition of PAETEC	$27.9
Due to increases in contractor sales (a)	4.0
Due to decreases in business product sales	(0.4)
Due to decreases in consumer product sales (b)	(1.2)
Total increase in product sales	$30.3	114%

(a)	Increases in contractor sales were primarily due to increased sales of outside plant materials.

(b)	Decreases of consumer product sales were driven by lower gross broadband additions as compared to the same period in 2011, as well as lower sales on modem and home networking.

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended March 31, 2012
(Millions)	Increase (Decrease)%
Due to acquisition of PAETEC	$284.0
Due to increases in interconnection expense (a)	6.8
Due to increases in network operations and other (b)	3.6
Due to increases in third-party costs for ancillary voice and data services (c)	3.3
Due to increases in federal USF expenses (d)	1.3
Due to decreases in postretirement and pension expense (e)	(2.1)
Total increase in cost of services	$296.9	82%

(a)
Increases in interconnection expense were attributable to increased purchases of circuits, including circuits to service the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network, partially offset by the favorable impact of network efficiency projects and rate reductions.

(b)	Increases in network operations and other expenses were primarily due to an increase in data center operations and call center expenses.

(c)
Increases in third-party costs were due to increases in charges incurred to provide third-party services to customers and charges incurred to provide voice features and value added data services to customers.

(d)
Increases in federal USF contributions were proportionate to increases in federal USF surcharge revenues, driven by an increase in the USF contribution factors from 15.5 percent and 17.9 percent for the three month periods ended March 31, 2011 and 2012, respectively.

(e)
Decreases in postretirement and pension expense were primarily driven by the the amendment of postretirement benefit plans to eliminate the basic retiree life insurance coverage plan for certain current and future retirees effective January 1, 2012 and a decrease in the discount rate from 5.31 percent to 4.64 percent, respectively.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended March 31, 2012
(Millions)	Increase (Decrease)%
Due to acquisition of PAETEC	$21.1
Due to increases in costs of contractor sales (a)	4.0
Due to increases in equipment sales to business customers	0.3
Due to decreases in consumer costs of product sold (b)	(0.6)
Total increase in cost of products sold	$24.8	123%

(a)	Increases in contractor cost of products sold were consistent with the changes in contractor sales.

(b)
Decreases in consumer costs of products sold were driven by the decrease in sales, driven by lower customer broadband additions as compared to the same period in the prior year, as well as declines in prices paid for consumer broadband home networking equipment.

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, information technology support systems, costs associated with corporate and other support functions and professional fees. These expenses also include salaries and wages and employee benefits not directly associated with the provision of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended March 31, 2012
(Millions)	Increase (Decrease)%
Due to acquisition of PAETEC	$118.4
Due to increases in other costs (a)	5.9
Due to decreases in sales and marketing expenses (b)	(5.7)
Total increase in SG&A and other expenses	$118.6	87%

(a)	Increases in other costs were primarily due to increases in medical insurance and other benefits expense, as well as individually immaterial increases in various miscellaneous expenses.

(b)	Decreases in sales and marketing expenses were due to lower commissions costs for the business channel and decreased advertising expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of our plant assets and the amortization of our intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended March 31, 2012
(Millions)	Increase (Decrease)%
Due to depreciation of PAETEC's plant assets	$41.9
Due to amortization of intangible assets acquired from PAETEC	41.6
Due to increases in depreciation expense (a)	30.2
Due to decreases in amortization expense (b)	(6.8)
Total changes in depreciation and amortization expense	$106.9	52%

(a)
Increases in depreciation expense were primarily due to additions in property, plant and equipment. Additionally, we implemented new depreciation rates beginning in the first quarter of 2012 for certain subsidiaries, which increased depreciation expense by $15.7 million for the three month period ended March 31, 2012. See Note 2 to the consolidated financial statements.

(b)	Decreases in amortization expense were due to the use of accelerated amortization methods.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business. These costs are presented as merger and integration expense in our results of operations and include transaction costs such as banker and legal fees, employee-related costs such as severance, system conversion and rebranding costs. Our recent acquisitions of PAETEC, NuVox Inc., Iowa Telecom, Q-Comm and Hosted Solutions drive merger and integration costs for the periods presented.

Restructuring charges are sometimes incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.
Merger, integration and restructuring costs are unpredictable by nature but should not necessarily be viewed as non-recurring.

Set forth below is a summary of restructuring and merger and integration costs for the three month periods ended March 31:

(Millions)	2012	2011
Merger and integration costs:
Transaction costs associated with acquisitions (a)	$8.7	$2.4
Employee related transition costs (b)	10.2	5.0
Computer system and conversion costs	2.2	1.5
Signage and other rebranding costs	1.2	—
Total merger and integration costs	22.3	8.9
Restructuring charges	0.9	0.1
Total merger, integration and restructuring charges	$23.2	$9.0

(a)
Transaction costs incurred during the first quarter of 2012 primarily relate to accounting, legal, broker fees and other miscellaneous costs associated with the acquisition of PAETEC. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee related transition costs during the first quarter of 2012 primarily consists of severance related to the integration of PAETEC.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of March 31, 2012, we had unpaid merger, integration and restructuring liabilities totaling $19.8 million, which consisted of $14.0 million of accrued severance costs primarily associated with the integration of PAETEC. Severance and related employee costs are included in other current liabilities in the the accompanying unaudited interim consolidated balance sheet and will be paid as positions are eliminated. These payments will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $39.2 million, or 13.4 percent, during three month period ended March 31, 2012, as compared to the same period in 2011. The decrease was primarily due an increase in depreciation and amortization expense of $106.9 million, driven by PAETEC and a change in depreciable lives for certain subsidiaries, as previously discussed, and an increase in merger and integration expense of $14.2 million. These increases in expense were partially offset by operating income generated from PAETEC of $18.0 million and expense management initiatives. In addition, operating income was unfavorably impacted by the revenue impact associated with continued access line losses.

Operating Income before Depreciation and Amortization ("OIBDA")

OIBDA increased $67.7 million, or 13.6%, for three month period ended March 31, 2012, as compared to the same period in 2011 (see "Reconciliation of non-GAAP Financial Measures"). This increase was primarily due to OIBDA from PAETEC of $101.6 million, partially offset by declines in wholesale and consumer revenues and an increase in merger and integration expense, discussed above.

Other Income, Net

Set forth below is a summary of other income, net for the three month periods ended March 31:

(Millions)	2012	2011
Interest income	$1.0	$1.5
Gain on sale of investments (a)	7.1	0.6
Other income, net	0.3	0.5
Ineffectiveness of interest rate swaps (b)	(1.8)	—
Other income, net	$6.6	$2.6

(a)	This increase was primarily due to the sale of wireless assets associated with Iowa Telecom and D&E Communications, Inc. ("D&E"). See Note 2 to the consolidated financial statements.

(b)	This increase in expense was due to a charge to earnings related to ineffectiveness of our cash flow hedges during 2012, primarily due to declines in the London-Interbank Offered Rate ("LIBOR") rate.

(Gain) Loss on Extinguishment of Debt

During the first quarter of 2012, we retired all $300.0 million of the outstanding 9.500 percent notes due July 15, 2015 ("PAETEC 2015 Notes"). The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result we recognized a gain on extinguishment of debt of $1.9 million during the three month period ended March 31, 2012.

During the three month period ended March 31, 2011, we repurchased all $1,161.3 million of our 2016 8.625 percent Senior Notes ("2016 Notes") and all $400.0 million of our 7.750 percent Valor Notes ("Valor Notes"). We financed these transactions with proceeds from various debt offerings and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $101.4 million during the first quarter of 2011.

The (gain) loss on extinguishment of debt is shown as follows for the three month periods ended March 31:

(Millions)	2012	2011
2015 PAETEC Notes:
Premium on early redemption	$14.3	$—
Unamortized premium on original issuance	(16.2)	—
Gain on early extinguishment for 2015 PAETEC Notes	(1.9)	—
2016 Notes:
Premium on early redemption	—	75.5
Unamortized discount on original issuance	—	18.2
Third-party fees for early redemption	—	2.7
Unamortized debt issuance costs on original issuance	—	0.8
Loss on early extinguishment for 2016 Notes	—	97.2
Valor Notes:
Premium on early redemption	—	10.3
Third-party fees for early redemption	—	0.4
Unamortized premium on original issuance	—	(6.5)
Loss on early extinguishment for Valor Notes	—	4.2
Total (gain) loss on early extinguishment of debt	$(1.9)	$101.4

Interest Expense

Set forth below is a summary of interest expense for the three month periods ended March 31:

(Millions)	2012	2011
Senior secured credit facility, Tranche A	$1.9	$1.8
Senior secured credit facility, Tranche B, net of interest rate swaps	24.8	27.0
Senior secured credit facility, revolving line of credit	6.5	2.9
Senior unsecured notes	100.1	109.9
Notes issued by subsidiaries	24.0	5.6
Interest on capital leases and other	1.0	0.1
Less capitalized interest expense	(1.8)	(0.8)
Total interest expense	$156.5	$146.5

Interest expense increased $10.0 million, or 6.8 percent for the three month period ended March 31, 2012 as compared to the same period of 2011, respectively. The increase in 2012 was primarily due to interest incurred on notes issued by subsidiaries, specifically PAETEC.

Income Taxes

Income tax expense increased $22.8 million, or 132.6 percent for three month period ended March 31, 2012, as compared to the same period in 2011. The increase in income tax expense in 2012 is primarily due to an increase in income before taxes. Our effective tax rate in three month period ended March 31, 2012 was 38.2 percent, as compared to 36.9 percent in the same period in 2011.

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

Discontinued Operations, Net of Tax

On November 30, 2011, we completed the acquisition of PAETEC. The operating results of the energy business acquired as part of PAETEC, which sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive supplier, have been separately presented as discontinued operations in the accompanying consolidated statements of income. As the energy market is outside of our core business, we intend to divest the PAETEC energy business. We will have no significant continuing involvement in the operations or cash flows of the PAETEC energy business upon disposition.

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

In reforming the Federal universal service fund, the Order established a short-term and a longer-term framework for the new fund, to be called the Connect America Fund ("CAF"). These reforms could result in our incumbent subsidiaries being eligible for increased universal service support to expand broadband service to areas that are unserved today. For the short-term reform framework, the Order provides for support on a one-time basis from the universal service fund to price cap carriers that deploy broadband to a number of unserved locations equal to the amount of incremental support accepted divided by $775.

Longer term, the FCC opened an additional rule-making to establish rules for the CAF funding based on a forward-looking cost model to further extend broadband to high-cost areas. We believe the Order provides reasonable opportunities to recover a majority of the revenue losses resulting from the elimination of access charges through, among other things, modest end-user rate increases.

On April 25, 2012, the FCC released a notice advising us that we will be eligible for up to $60 million of this incremental support related to the short-term reform. We are currently evaluating how much of the $60 million we will accept under the FCC's requirements. Furthermore, on April 25, 2012 the FCC clarified that beginning July 1, 2014, intrastate long distance traffic exchanged between an Internet protocol ("IP") network and the traditional telecommunications network will be subject to no higher than interstate access rates. We are currently assessing the impacts of the intercarrier compensation rate reductions that will occur in 2014.

We are continuing to assess the impacts of the FCC's intercarrier compensation reform on our wholesale business activities. Implications of the Order will likely result in future additional rule making and require significant interpretation, management judgment, and collaboration with other telecommunications carriers. Management's accounting policy is to establish reserves on wholesale revenues and accounts receivable balances when collectability is not reasonably assured. We do not believe that ultimate resolution of uncertainties, including asserted and unasserted disputes and claims from other telecommunications carriers, insofar as it relates to wholesale services provided to date once settled will have a material adverse effect on the future consolidated results of operations, cash flows or our financial condition.
We believe the steps we have taken to diversify our revenue streams and focus on growth opportunities will help us navigate through this transition without significant adverse effects.

During the three month periods ended March 31, 2012 and 2011, we received $96.5 million and $74.2 million in intercarrier compensation revenues and intercarrier and incurred reciprocal compensation expense of $59.8 million and $15.5 million, respectively. In addition, during the three month periods ended March 31, 2012 and 2011, we received $60.2 million and $42.1 million, respectively, in federal universal service support.

Broadband Stimulus

As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), approximately $7.2 billion was allocated for the purpose of expanding broadband services to unserved and underserved areas. The Rural Utilities Service ("RUS"), part of the United States Department of Agriculture, approved eighteen of our applications for these funds for projects totaling $241.7 million. The RUS will fund 75 percent of these grants, or $181.3 million, and we will fund 25 percent, or $60.4 million.

Selected information related to the broadband stimulus expenditures and receipts is as follows:

(Millions)	Three Months Ended March 31,		Inception to Date
	2012	2011
Stimulus capital expenditures funded by RUS	$12.0	$0.6	$33.7
Stimulus capital expenditures funded by Windstream (a)	4.1	0.2	11.3
Total stimulus capital expenditures	$16.1	$0.8	$45.0
Funds received from RUS	$6.7	$—	$10.7

(a)	Stimulus capital expenditures funded by Windstream are included in our capital expenditure totals for each period presented in the statements of cash flows.

State Regulation

Local and Intrastate Rate Regulation

Most states in which our incumbent subsidiaries operate provide alternatives to traditional rate-of-return regulation for local and intrastate services. We have elected alternative regulation for these subsidiaries in all states except New York. We continue to evaluate alternative regulation options in New York.

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three month period ended March 31, 2012, we recognized $32.2 million in state USF revenue, which included approximately $22.6 million from the Texas USF. These payments are intended to provide additional support, beyond the federal USF receipts, for the high cost of operating in certain rural markets.

Several states, including Texas and Pennsylvania, are currently conducting a review of their universal service funds. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 22, 2012, for more information regarding our state regulatory matters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments and dividend payments through 2012. Additionally, we have access to capital markets and available borrowing capacity under our revolving credit agreements.

Our cash position decreased by $162.8 million to $64.2 million at March 31, 2012 from $227.0 million at December 31, 2011, as compared to a decrease of $6.5 million in the same period in 2011. Cash outflows were primarily driven by repayments of debt and payment of interest, capital expenditures and payments of dividends. These outflows were partially offset by cash inflows from operations of $438.8 million and proceeds from debt issuance of $505.0 million.

Historical Cash Flows

The following table summarizes our cash flow activities for the three month periods ended March 31:

(Millions)	2012	2011
Cash flows provided from (used in):
Operating activities	$438.8	$212.3
Investing activities	(175.7)	(165.9)
Financing activities	(425.9)	(52.9)
Decrease in cash and cash equivalents	$(162.8)	$(6.5)

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $226.5 million in three month period ended March 31, 2012, as compared to the same period in 2011. The increase during 2012 is primarily attributable to the $103.3 million increase in net income taxes refunded, cash flows generated from PAETEC as compared to the same period in 2011 and a decrease of $61.6 million in cash interest paid.

Cash flows from operating activities were favorably impacted in 2011 due to bonus depreciation provisions in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 ("Tax Relief Act"). Bonus depreciation allows for the acceleration of depreciation on qualified investments, which accelerates the related tax benefit. The Tax Relief Act allowed for 100 percent bonus depreciation for qualified investments made from September 8 through December 31, 2011, an increase from the previous level of 50 percent. Bonus depreciation returned to 50 percent for 2012 and expires in 2013, absent any legislative action.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. Cash used in investing activities increased by $9.8 million in three month period ended March 31, 2012 as compared to the same period in 2011, primarily driven by increased capital expenditures, as discussed below. This increase was partially offset by approximately $57.0 million in proceeds from the disposition of wireless assets. See Note 2 to the consolidated financial statements.

Capital expenditures were $226.1 million and $158.5 million for three month period ended March 31, 2012 and the same period in 2011, respectively. Capital expenditures increased $67.6 million for three month period ended March 31, 2012, driven by success-based fiber-to-the-tower initiatives, expansion of our data center presence, enhancements to our network and the acquisition of PAETEC. Given the growing bandwidth needs fueled by wireless data growth, wireless carriers have aggressively accelerated their fiber deployment plans and increased the number of towers targeted for fiber. We are also having success winning fiber bids outside of our territories. We expect increases in wireless data usage and expansion of wireless 4G networks through the end of 2013, which will provide more opportunities for our wireless backhaul services. These capital investments offer attractive long-term returns and position our business to continue improving our financial performance going forward. The primary uses of cash for future capital expenditures are for property, plant and equipment necessary to support our network operations, including spend on success-based fiber initiatives such as fiber-to-the-tower and data center expansions.

Cash Flows - Financing Activities

Cash used in financing activities increased by $373.0 million for the three month period ended March 31, 2012, as compared to the same period in 2011. This increase was due to repayments of debt, partially offset by debt proceeds, discussed below. We retired $300.0 million in outstanding indebtedness related to the PAETEC 2015 Notes. Additionally, we borrowed $225.0 million under the revolving line of credit in our senior secured credit facility and later repaid $465.0 million during the first quarter of 2012. During the first quarter of 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding ("Tranche A2") to Tranche A3 senior secured credit facilities ("Tranche A3") and incurred new borrowings of $280.0 million of Tranche A3 facilities, which will also be due December 30, 2016.

During the first quarter of 2011, we issued $1,250.0 million in additional notes and extended the maximum line of credit under our revolving credit agreement from $750.0 million to $1,250.0 million. The proceeds from the additional notes, along with borrowing from the revolving line of credit, were used to retire $1,561.3 million in outstanding indebtedness. This included $1,161.3 million of out 2016 Notes and all $400.0 million of our Valor Notes. These transactions allowed us to extend our existing debt maturities and lower our future interest costs.

Our board of directors maintains a current dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to our restricted payment capacity under our debt covenants as further discussed below. Dividends paid to shareholders were $0.25 per share during the first quarter of 2012, totaling $146.5 million, which was an increase of $20.6 million due to additional shares issued and outstanding during 2012 from shares issued for the acquisition of PAETEC. On May 9, 2012, we declared a dividend of 25 cents per share on our common stock, which is payable on July 16, 2012 to shareholders of record on June 29, 2012.

We anticipate refinancing the majority of the principal amounts maturing in 2013 before they mature as we do not expect that cash flows from operations will be sufficient to fund the scheduled maturities. As discussed above, we have taken steps to raise additional financing of Tranche A3 facilities that could be used to pay down Tranche B and plan to use cash generated from operations and additional borrowings to pay down the remainder of the principal amounts maturing in 2013.

Pension Contributions

We did not make a pension contribution during the first quarter of 2012. Based on an actuarial valuation completed during the first quarter of 2012, we will not be required to make a pension contribution during 2012, but can make a contribution on a voluntary basis. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan. During the first quarter of 2011, we contributed 4.9 million shares of our common stock to the Windstream Pension Plan. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $60.6 million. The pension trust subsequently sold all 4.9 million shares for approximately $61.1 million.

Debt Capacity

As of March 31, 2012, we had $8,732.6 million in long-term debt outstanding, including current maturities and excluding the premium and capital lease obligations (see Note 5).

Effective February 23, 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding to Tranche A3 and extended the maturity to December 30, 2016. In addition, we incurred new borrowings of $280.0 million of Tranche A3 senior secured credit facilities, which will also be due December 30, 2016. The proceeds from these borrowings were used to partially repay the credit facility revolver (without any reduction in commitments). Additionally, the restatement extended the maturity of certain existing term loans and provided for the ability to refinance and extend the maturity of any term loan or revolving loan with the consent of the affected lenders, modify certain other definitions and provisions and increase secured debt capacity to 2.25 times adjusted OIBDA, as defined per the credit facility.

As of March 31, 2012, we had approximately $1,179.3 million of restricted payment capacity as governed by our credit facility, which limits the amount of dividends we may distribute. We build additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. We will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

Debt Covenants and Amendments

The terms of the credit facility and indentures, issued by Windstream, include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.50 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0.

Certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2012, we were in compliance with all debt covenants and restrictions.

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

(Millions, except ratios)	March 31, 2012
Gross leverage ratio:
Total debt	$8,854.1
Operating income, last twelve months	$928.8
Depreciation and amortization, last twelve months	954.4
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	556.8
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$2,440.0
Leverage ratio (b)	3.63
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,440.0
Interest expense, last twelve months	$568.3
Adjustments required by the credit facilities and indentures (c)	75.6
Adjusted interest expense	$643.9
Interest coverage ratio (d)	3.79
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of March 31, 2012, Moody’s Investors Service, Standard & Poor’s ("S&P") Corporation and Fitch Ratings had granted us the following senior secured, senior unsecured and corporate credit ratings:

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

Contractual Obligations and Commitments

As discussed in Note 5, we retired all $300.0 million of the outstanding PAETEC 2015 Notes during the first quarter of 2012. Additionally, effective February 23, 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding to Tranche A3 and extended the maturity to December 30, 2016. In addition, we incurred new borrowings of $280.0 million of Tranche A3 senior secured credit facilities, which will also be due December 30, 2016.

Set forth below is a summary of our material contractual obligations and commitments as of March 31, 2012, to include the changes discussed above:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$47.8	$1,200.8	$2,032.4	$5,451.6	$8,732.6
Interest payments on long-term debt obligations (b)	568.1	1,028.7	927.9	1,291.3	3,816.0
Total projected long-term debt and interest payments	$615.9	$2,229.5	$2,960.3	$6,742.9	$12,548.6

(a)	Excludes $75.7 million of unamortized premiums (net of discounts) included in long-term debt at March 31, 2012.

(b)	Variable rates on tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.57 percent at March 31, 2012.

Otherwise, there have been no significant changes in our contractual obligations and commitments since December 31, 2011, as set forth in our Annual Report on Form 10-K.

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

Operating income before depreciation and amortization to GAAP operating income for the three month periods ended March 31:

(Millions)	2012	2011	%
Operating income	$252.7	$291.9
Depreciation and amortization	312.1	205.2
OIBDA (a)	$564.8	$497.1	14%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. Management believes this measure provides investors with insight into the core earnings capacity of providing communications and technology services to its customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011, in the our Annual Report on Form 10-K, we identified the critical accounting policies which affect its more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. See Note 2 for an updated discussion regarding the new depreciation rates for certain subsidiaries and goodwill reporting units.

There were no other material changes to our critical accounting policies during the three month period ended March 31, 2012.

Recently Issued Authoritative Guidance

The following authoritative guidance will be adopted by us in the reporting period indicated. This authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Balance Sheet Offsetting (first quarter of 2013)

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates and forecasted capital expenditure amounts. These and other forward-looking statements include statements about our ability to generate cash flows in future periods and to pay our current dividend, and these statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

•	the impact of new, emerging or competing technologies;

•
the uncertainty regarding the implementation of the Federal Communications Commission's ("FCC") rules on intercarrier compensation, and the potential for the adoption of further rules by the FCC or Congress on intercarrier compensation and/or universal service reform proposals that result in a significant loss of revenue to us;

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•
for certain operations where we lease facilities from other carriers, adverse effects on the availability, quality of service and price of facilities and services provided by other carriers on which our services depend;

•	the availability and cost of financing in the corporate debt markets;

•	the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	unfavorable results of litigation;

•	continued access line loss;

•	unfavorable rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate;

•
and those additional factors under "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC") on February 22, 2012

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

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

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3.  Qualitative and Quantitative Market Risk

Our market risks at March 31, 2012, are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC") on February 22, 2012. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not directly own significant marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries. However, our pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

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

As of March 31, 2012, the unhedged portion of our variable rate senior secured credit facility was $1,460.5 million, or approximately 16.6 percent of our total outstanding long-term debt and capital lease obligations. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $14.6 million. Actual results may differ from this estimate.

Equity Risk

We have exposure to market risk through our pension plan investments. During the three month period ended March 31, 2012, the fair market value of these investments increased from $948.9 million to $1,000.3 million due to the return on assets held of $70.2 million, or 7.4 percent. These increases were partially offset by routine benefit payments of $15.0 million and lump sum payments and administrative expenses of $3.8 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan. See "Critical Accounting Policies and Estimates - Pension Benefits" in Market Risk portion of our Financial Supplement of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, for a discussion of the sensitivity of our pension expense.

Foreign Currency Risk

Although we do not operate in foreign countries, our pension plan invests in international securities. As of March 31, 2012 approximately $94.1 million or 9.4 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure.

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in our internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINDSTREAM CORPORATION
FORM 10-Q
PART II - FINANCIAL INFORMATION

Item 1.  Legal Proceedings
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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors affecting our businesses that were discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012.

Work stoppages experienced by other communications companies on whom we rely for service could adversely impact our ability to provision and service our customers.

To offer voice and data services in several markets in which we operate, we must interconnect our network with the network of the incumbent carrier. We place a significant amount of reliance on these carriers to provide these connections soon after we place the order, so that we can complete the provisioning of services for our customers. Additionally, even in markets where we are the incumbent carrier, our service may interconnect with facilities of another carrier to ensure transfer of voice and data traffic from the origination point to the ultimate termination point. Work stoppages experienced by AT&T Inc.,Verizon Communications, Inc. or any other carrier on which we place reliance, whether due to labor disputes or other matters, could adversely affect our business through unanticipated delays in the delivery of services purchased to our customers and increased prices to source purchases through alternative vendors, and ultimately could result in cancellation of pending orders. Additionally, work stoppages could result in delays in scheduled or necessary maintenance events in response to trouble tickets or outages on our vendor's networks for existing customer services or for services that we purchase from them for our own needs.

Any such disruption could have an adverse effect on our business, our results of operations and financial condition.

Item 5.  Other Information

The Company's Annual Stockholders' Meeting was held on May 9, 2012 in Little Rock, Arkansas. At this meeting, the following items were submitted to a vote of stockholders.

1.	The stockholders elected all persons nominated to serve as a director as set forth in the Company's Proxy Statement dated March 27, 2012, with the following vote results:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-votes
Carol B. Armitage	295,251,111	2,800,183	1,564,017	210,220,690
Samuel E. Beall, III	290,270,927	7,695,992	1,647,465	210,220,690
Dennis E. Foster	289,866,434	8,115,300	1,633,577	210,220,690
Francis X. Frantz	283,888,827	14,093,941	1,632,543	210,220,690
Jeffery R. Gardner	294,993,423	2,993,072	1,628,103	210,220,690
Jeffrey T. Hinson	295,136,321	2,843,372	1,635,618	210,220,690
Judy K. Jones	294,513,896	3,534,446	1,566,969	210,220,690
William A. Montgomery	290,377,326	7,680,756	1,556,516	210,220,690
Alan L. Wells	284,240,474	13,740,394	1,634,443	210,220,690

2.
The stockholders voted upon and approved the Windstream Performance Incentive Compensation Plan with 283,214,670 votes for, 13,711,704 votes against, 2,688,887 abstentions and 210,220,690 broker non-votes.

3.	The stockholders voted upon and approved a nonbinding proposal on executive compensation with 276,304,561 votes for, 20,354,339 votes against, 2,955,876 abstentions and 210,220,690 broker non-votes.

4.
The stockholders voted upon and ratified the appointment of PricewaterhouseCoopers, LLP as Windstream's independent registered public accountants for 2012 with 503,626,652 votes for, 4,048,410 votes against and 2,160,939 abstentions.

5.
The stockholders voted upon and rejected a stockholder proposal entitled "Ban on Accelerated Vesting of Stock" with 65,499,420 votes for, 231,353,874 votes against, 2,761,700 abstentions and 210,220,690 broker non-votes.

6.
The stockholders voted upon and rejected a stockholder proposal entitled "Transparency And Accountability In Corporate Spending On Political Activities" with 107,290,793 votes for, 140,403,544 votes against, 51,919,567 abstentions and 210,221,896 broker non-votes.

Item 6.  Exhibits

See the exhibits specified on the Index of Exhibits located at Page 61.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Anthony W. Thomas
Anthony W. Thomas Chief Financial Officer (Principal Financial Officer)
May 10, 2012

WINDSTREAM CORPORATION FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits
10.1
Third Amended and Restated Credit Agreement, dated as of February 23, 2012, among Windstream Corporation, as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, certain Co-Documentation agents named therein, J.P. Morgan Securities Inc., as Bookrunner and Lead Arranger, and certain Joint Bookrunners and Joint Arrangers named therein (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated February 23, 2012).
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