Form 10-Q
period 2012-06-30
WINDSTREAM CORP
filed 2012-08-09
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

☐  YES  ☒  NO
Number of common shares outstanding as of July 31, 2012 - 587,994,865

The Exhibit Index is located on page 67.

WINDSTREAM CORPORATION
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2012	2011	2012	2011
Revenues and sales:
Service revenues:
Business	$892.5	$491.2	$1,789.0	$976.2
Consumer	336.3	347.1	674.0	693.8
Wholesale	214.3	151.4	439.1	305.2
Other	26.9	12.0	56.3	23.0
Total service revenues	1,470.0	1,001.7	2,958.4	1,998.2
Product sales	67.8	28.0	124.6	54.5
Total revenues and sales	1,537.8	1,029.7	3,083.0	2,052.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	653.6	373.2	1,312.9	735.2
Cost of products sold	57.6	24.0	102.5	44.1
Selling, general, and administrative	238.1	132.1	491.1	266.9
Depreciation and amortization	320.0	196.8	632.1	402.0
Merger and integration costs	19.4	5.1	41.7	14.0
Restructuring charges	10.3	0.1	11.2	0.2
Total costs and expenses	1,299.0	731.3	2,591.5	1,462.4
Operating income	238.8	298.4	491.5	590.3
Other income (expense), net	3.2	(3.2)	9.8	(0.6)
(Loss) gain on early extinguishment of debt	—	(2.5)	1.9	(103.9)
Interest expense	(153.5)	(136.4)	(310.0)	(282.9)
Income from continuing operations before income taxes	88.5	156.3	193.2	202.9
Income taxes	33.8	59.6	73.8	76.8
Income from continuing operations	54.7	96.7	119.4	126.1
Discontinued operations, net of tax	(0.5)	—	(0.6)	—
Net income	$54.2	$96.7	$118.8	$126.1
Basic and diluted earnings per share:
From continuing operations	$.09	$.19	$.20	$.25
From discontinued operations	—	—	—	—
Net income	$.09	$.19	$.20	$.25

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2012	2011	2012	2011
Net income	$54.2	$96.7	$118.8	$126.1
Other comprehensive (loss) income:
Interest rate swaps:
Changes in designated interest rate swaps	(4.1)	(18.1)	(4.8)	(11.5)
Amortization of unrealized losses on de-designated interest rate swaps	10.6	11.9	21.7	25.0
Income tax (expense) benefit	(2.5)	2.3	(6.5)	(5.2)
Unrealized holding gains (losses) on interest rate swaps	4.0	(3.9)	10.4	8.3
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	3.2	39.1	3.2	39.1
Gain from plan curtailment	(9.6)	—	(9.6)	—
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.9	0.2	1.2	0.5
Amortization of prior service credits	(2.9)	(2.5)	(6.0)	(4.6)
Income tax benefit (expense)	3.2	(14.6)	4.3	(13.9)
Change in postretirement and pension plans	(5.2)	22.2	(6.9)	21.1
Other comprehensive (loss) income	(1.2)	18.3	3.5	29.4
Comprehensive income	$53.0	$115.0	$122.3	$155.5

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$37.5	$227.0
Restricted cash	27.8	21.7
Accounts receivable (less allowance for doubtful
accounts of $32.9 and $29.9, respectively)	595.7	657.4
Income tax receivable	2.1	124.1
Inventories	70.7	76.5
Deferred income taxes	168.0	232.1
Prepaid income taxes	19.7	15.3
Prepaid expenses and other	190.4	102.9
Assets held for sale	—	61.4
Total current assets	1,111.9	1,518.4
Goodwill	4,409.0	4,301.7
Other intangibles, net	2,479.7	2,685.3
Net property, plant and equipment	5,759.5	5,708.1
Other assets	167.1	178.6
Total Assets	$13,927.2	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$65.8	$213.7
Current portion of interest rate swaps	30.6	30.5
Accounts payable	306.2	296.0
Advance payments and customer deposits	225.7	240.4
Accrued dividends	148.0	148.0
Accrued taxes	115.4	117.9
Accrued interest	147.6	161.8
Other current liabilities	262.4	251.2
Total current liabilities	1,301.7	1,459.5
Long-term debt and capital lease obligations	8,794.3	8,936.7
Deferred income taxes	1,853.5	1,851.5
Other liabilities	640.3	646.3
Total liabilities	12,589.8	12,894.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
588.1 and 586.3 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,331.9	1,496.1
Accumulated other comprehensive income	5.4	1.9
Retained earnings	—	—
Total shareholders’ equity	1,337.4	1,498.1
Total Liabilities and Shareholders’ Equity	$13,927.2	$14,392.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2012	2011
Cash Provided from Operations:
Net income	$118.8	$126.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	632.1	402.0
Provision for doubtful accounts	25.3	19.6
Share-based compensation expense	13.7	11.4
Deferred income taxes	64.0	96.5
Unamortized net (premium) discount on retired debt	(16.2)	13.0
Amortization of unrealized losses on de-designated interest rate swaps	21.6	25.0
Gain from plan curtailment	(9.6)	—
Other, net	(14.7)	13.5
Changes in operating assets and liabilities, net
Accounts receivable	(22.0)	(21.5)
Income tax receivable	122.0	—
Prepaid income taxes	(4.4)	(13.7)
Prepaid expenses and other	(62.2)	(15.6)
Accounts payable	(3.3)	22.6
Accrued interest	(28.4)	(59.6)
Accrued taxes	(3.0)	3.7
Other current liabilities	4.3	(23.9)
Other liabilities	0.8	(4.7)
Other, net	(2.0)	(7.7)
Net cash provided from operations	836.8	586.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(502.1)	(329.5)
Broadband network expansion funded by stimulus grants	(37.8)	(2.0)
Changes in restricted cash	(6.1)	(7.3)
Grant funds received for broadband stimulus projects	19.6	—
Disposition of wireless assets	57.0	—
Other, net	6.1	(0.2)
Net cash used in investing activities	(463.3)	(339.0)
Cash Flows from Financing Activities:
Dividends paid on common shares	(293.5)	(253.3)
Repayment of debt	(1,003.9)	(2,434.4)
Proceeds of debt issuance	750.0	2,462.0
Debt issuance costs	(2.4)	(20.9)
Other, net	(13.2)	8.7
Net cash used in financing activities	(563.0)	(237.9)
(Decrease) increase in cash and cash equivalents	(189.5)	9.8
Cash and Cash Equivalents:
Beginning of period	227.0	42.3
End of period	$37.5	$52.1
Supplemental Cash Flow Disclosures:
Interest paid	$323.8	$306.8
Income taxes refunded, net	$110.5	$9.3

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2011	$1,496.2	$1.9	$—	$1,498.1
Net income	—	—	118.8	118.8
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(6.9)	—	(6.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	13.4	—	13.4
Changes in designated interest rate swaps	—	(3.0)	—	(3.0)
Comprehensive income	—	3.5	118.8	122.3
Share-based compensation expense	13.7	—	—	13.7
Stock options exercised	3.9	—	—	3.9
Taxes withheld on vested restricted stock and other	(6.3)	—	—	(6.3)
Dividends of $0.50 per share declared to stockholders	(175.5)	—	(118.8)	(294.3)
Balance at June 30, 2012	$1,332.0	$5.4	$—	$1,337.4

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

Business service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services to enterprise and small-business customers, and revenues from other carriers for special access circuits and fiber connections. Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. Wholesale service revenues include switched access revenues, Universal Service Fund ("USF") revenues, and voice and data services sold on a wholesale basis and other service revenues include revenues from certain consumer markets where we lease the connection to the customer premise, software and other miscellaneous services.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2011, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits. We have retrospectively adjusted financial information for all prior periods presented to reflect our voluntary change in accounting principle for pension benefits. We also elected to revise historical results for certain previously unrecorded immaterial errors and concluded that the effects, individually and in the aggregate, are immaterial to the unaudited quarterly financial information. See Notes 2 and 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Additionally, certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net or comprehensive income.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes:

Significant Accounting Policies

Assets Held For Sale – During the second quarter of 2012, we entered into an agreement to divest the energy business acquired in conjunction with the acquisition of PAETEC Holding Corp ("PAETEC") which was previously presented in assets held for sale. On June 15, 2012, we completed this sale. The results of our energy business are reported as discontinued operations for all periods presented. See Note 14 for further discussion. On February 22, 2012 and March 30, 2012, we completed the sales of wireless assets acquired from D&E Communications, Inc. ("D&E") and Iowa Telecommunications Services, Inc. ("Iowa Telecom"), respectively, which were previously presented in assets held for sale. As a result of these transactions, we received gross proceeds of approximately $57.0 million and recognized a gain of $5.2 million, net of transaction fees.

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

Change in Accounting Estimate – The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Our regulated operations use a group composite depreciation method. Under this method, when finite long-lived tangible and intangible assets are retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of such assets. In accordance with authoritative guidance, we periodically obtain updated depreciation studies to evaluate whether certain useful lives remain appropriate. With the assistance of outside expertise, we completed analyses of the depreciable lives of assets held for certain subsidiaries in 2012. Based on those results, we implemented new depreciation rates resulting in a net increase to depreciation of $30.2 million and a net decrease in net income of $18.7 million or $0.03 per share for the six month period ended June 30, 2012.

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

Fair Value Measurements – In May 2011, FASB issued authoritative guidance related to fair value measurements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3, as described in Note 6, measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have updated our disclosures accordingly.

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

The purchase price allocation was based on preliminary information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition. We are assessing the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of November 30, 2011. This assessment of fair value of assets and liabilities acquired, including accounts receivable, property, plant and equipment, intangible assets and deferred taxes requires a significant amount of judgment and we have not completed this analysis as it relates to the valuation of PAETEC. We expect this analysis to be complete in the fourth quarter of 2012. Adjustments to the preliminary purchase price allocation were based on updated information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition and were primarily associated with changes in accounts receivable, property, plant and equipment, customer lists, trade names and other, accounts payable and other current liabilities that existed as of the date of acquisition.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisition, Continued:

The following table summarizes the preliminary and adjusted fair values of the assets acquired and liabilities assumed for PAETEC:

(Millions)	Preliminary Allocation	Adjusted Allocation
Fair value of assets acquired:
Cash and other current assets	$247.9	$248.6
Accounts receivable	273.4	228.7
Property, plant and equipment	880.9	875.5
Goodwill	614.1	721.4
Customer lists (a)	855.0	830.0
Trade names and other (b)	22.0	15.0
Other assets	8.4	8.1
Total assets acquired	2,901.7	2,927.3
Fair value of liabilities assumed:
Current maturities of long-term debt and capital lease obligations	(19.0)	(19.0)
Other current liabilities	(453.2)	(473.4)
Deferred income taxes on acquired assets	108.6	108.6
Long-term debt and capital lease obligations	(1,643.7)	(1,643.7)
Other liabilities	(52.4)	(57.8)
Total liabilities assumed	(2,059.7)	(2,085.3)
Common stock issued (inclusive of additional paid-in capital)	$842.0	$842.0

(a)	Customer lists are being amortized using the sum-of-years digit methodology over an estimated useful life of ten years.

(b)
Trade names are amortized on a straight-line basis over an estimated useful life of one year. Other intangibles, which includes internally developed software, are amortized on a straight-line basis over an estimated useful life of three years.

The fair values of the assets acquired and liabilities assumed were determined using income, cost, and market approaches. Identified intangible assets, consisting primarily of customer lists, were valued primarily on the basis of the present value of future cash flows, which is an income approach. Significant assumptions utilized in the income approach were based on our specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used as appropriate for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the assumed long-term debt and related interest rate swap agreements assumed were determined based on trade value for the repayment of these instruments.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisition, Continued:

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

Supplemental Pro Forma Information (Unaudited) – PAETEC Acquisition - On November 30, 2011, we completed the acquisition of PAETEC. The amounts of PAETEC's revenue and net loss included in our consolidated statement of income for the six month period ended June 30, 2012, and the revenue and net income from continuing operations of the combined entity for the six month period ended June 30, 2011 had the acquisition occurred January 1, 2011, are as follows:

(Millions)	Revenue	Net (Loss) Income from Continuing Operations
PAETEC actual for six month period ended June 30, 2012 (a)	$1,037.6	$(13.4)
Supplemental pro forma for the six month period ended June 30, 2011 (b)	$3,085.1	$77.0

(a)
During the first quarter of 2012, we suspended and modified certain PAETEC wholesale products, which represented approximately $10.4 million in revenue recognized in the first half of 2012 that we do not expect to recur.

(b)
Supplemental pro forma revenues for the six month period ended June 30, 2011 include approximately $37.0 million of revenue related to certain PAETEC wholesale products that have been suspended and modified.

The pro forma information presents our historical results adjusted to include PAETEC, with the results prior to the merger closing date adjusted to include the pro forma effect of the elimination of transactions between us and PAETEC, the adjustment to revenue to align revenue policies, the adjustment to amortization expense associated with the estimated acquired fair value of intangible assets, the impact of merger and integration expenses related to the acquisition and the impact of tax benefits from PAETEC's loss from operations.

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2011	$4,301.7
Acquisition of PAETEC (a)	107.3
Balance at June 30, 2012	$4,409.0

(a)
Adjustments to the carrying value of PAETEC's goodwill were attributable to adjustments in the fair values of assets acquired and liabilities assumed in the acquisition, as previously discussed in Note 3.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

Intangible assets were as follows at:

	June 30, 2012			December 31, 2011
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(136.2)	$1,148.9	$1,285.1	$(114.8)	$1,170.3
Customer lists (a)	1,914.0	(608.2)	1,305.8	1,939.0	(464.2)	1,474.8
Cable franchise rights	39.8	(25.3)	14.5	39.8	(24.7)	15.1
Other (a)	37.9	(27.4)	10.5	44.9	(19.8)	25.1
Balance	$3,276.8	$(797.1)	$2,479.7	$3,308.8	$(623.5)	$2,685.3

(a)	Changes in the gross cost of customer lists and other intangible assets were associated with the acquisition of PAETEC, as previously discussed in Note 3.

Amortization expense for intangible assets subject to amortization was $85.5 million and $173.6 million for the three and six month periods ended June 30, 2012, as compared to $53.0 million and $106.4 million for the same periods in 2011. Amortization expense for intangible assets is expected to be $175.7 million for the remainder of 2012. Amortization expense for intangible assets subject to amortization is estimated to be $291.2 million, $256.2 million, $223.1 million, $185.0 million and $157.2 million in 2013, 2014, 2015, 2016 and 2017, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations:

Long-term debt and capital lease obligations were as follows at:

(Millions)	June 30, 2012	December 31, 2011
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013	$20.8	$172.3
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	419.6	—
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	282.4	283.8
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015	1,048.3	1,053.7
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	705.0	920.0
Debentures and notes, without collateral:
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2019 Notes – 7.000%, due March 15, 2019	500.0	500.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	450.0	450.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
Issued by subsidiaries of the Company:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.1	2.2
PAETEC 2017 Notes – 8.875%, due June 30, 2017	650.0	650.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	20.0	20.0
PAETEC 2015 Notes – 9.500%, due July 15, 2015	—	300.0
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Capital lease obligations	40.9	51.2
Premium on long-term debt, net	71.0	97.2
	8,860.1	9,150.4
Less current maturities	(65.8)	(213.7)
Total long-term debt and capital lease obligations	$8,794.3	$8,936.7

Senior Secured Credit Facilities

Effective February 23, 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding to Tranche A3 and extended the maturity to December 30, 2016. In addition, we incurred new borrowings of $280.0 million of Tranche A3 senior secured credit facilities, which will also be due December 30, 2016.

Revolving line of credit - During the first six months of 2012, we borrowed $470.0 million under the revolving line of credit on our senior secured credit facility and later repaid $685.0 million. On March 18, 2011, we increased the capacity under our senior secured revolving credit facility from $750.0 million to $1,250.0 million. Considering outstanding borrowings and letters of credit of $11.5 million, the amount available for borrowing under the revolving line of credit was $533.5 million at June 30, 2012.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

The variable interest rate on our revolving line of credit ranged from 2.49 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.53 percent during the first six months of 2012, as compared to variable interest rates during the first six months of 2011 which ranged from 1.52 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.53 percent. All $1,250.0 million available under the revolving line of credit will expire December 17, 2015.

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

Debt Compliance

The terms of our credit facility and indentures include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.50 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of June 30, 2012, we were in compliance with all of our covenants.

In addition, certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. We were in compliance with these covenants as of June 30, 2012.

Maturities for debt outstanding, excluding capital lease obligations, as of June 30, 2012 for each of the twelve month periods ended June 30, 2013, 2014, 2015, 2016 and 2017 were $47.2 million, $1,151.5 million, $53.9 million, $1,764.1 million and $929.9 million, respectively.

Loss (Gain) on Extinguishment of Debt

During the six month period ended June 30, 2012, we retired all $300.0 million of the outstanding PAETEC 2015 Notes. The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result we recognized a gain on extinguishment of debt of $1.9 million during the six month period ended June 30, 2012.

During the six month period ended June 30, 2011, we purchased all $1,194.5 million of our 8.625 percent Senior Notes due August 1, 2016 ("2016 Notes") and all $400.0 million of our 7.750 Senior Notes due February 15, 2015. We financed these transactions with proceeds from the issuance of the 7.75 percent senior unsecured notes due October 15, 2020 ( "2020 Notes"), the 7.750 percent senior unsecured notes due October 1, 2021 ("2021 Notes"), the 7.500 percent senior unsecured notes due

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

April 1, 2023 ("2023 Notes") and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $103.9 million during the six month period ended June 30, 2011.

The loss (gain) on extinguishment of debt is as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2012	2011	2012	2011
2015 PAETEC Notes:
Premium on early redemption	$—	$—	$14.3	$—
Unamortized premium on original issuance	—	—	(16.2)	—
Gain on early extinguishment for PAETEC 2015 Notes	—	—	(1.9)	—
2016 Notes:
Premium on early redemption	—	2.0	—	77.5
Unamortized discount on original issuance	—	0.4	—	18.6
Third-party fees for early redemption	—	—	—	2.7
Unamortized debt issuance costs on original issuance	—	0.1	—	0.9
Loss on early extinguishment for 2016 Notes	—	2.5	—	99.7
Valor Notes:
Premium on early redemption	—	—	—	10.3
Third-party fees for early redemption	—	—	—	0.4
Unamortized premium on original issuance	—	—	—	(6.5)
Loss on early extinguishment for Valor Notes	—	—	—	4.2
Total loss (gain) on early extinguishment of debt	$—	$2.5	$(1.9)	$103.9

Derivatives

We enter into interest rate swap agreements to mitigate the interest rate risk inherent in the variable rate senior secured credit facilities. We account for our derivative instruments using authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges should be recorded as a component of other comprehensive income in the current period. Changes in fair values of the derivative instruments not qualifying as hedges, or of any ineffective portion of hedges, should be recognized in earnings in the current period.

In 2006, we entered into four pay fixed, receive variable interest rate swap agreements, designated as a cash flow hedge, with a maturity date of July 17, 2013. The variable rate we received on the swaps was the three-month LIBOR (London-Interbank Offered Rate). We renegotiated the four interest rate swap agreements in December 2010, in a strategy commonly referred to as "blend and extend." The modified swaps will amortize quarterly to a notional value of $900.0 million in 2013, where they will remain until maturity on October 17, 2015 ($981.3 million as of June 30, 2012). As a result of the renegotiated agreements, our weighted average fixed rate was lowered to 4.553 percent effective January 17, 2011. The variable rate received resets on the seventeenth day of each quarter to the three-month LIBOR.

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

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	June 30, 2012	December 31, 2011
Designated portion, measured at fair value:
Other current liabilities	$30.6	$30.5
Other non-current liabilities	$82.1	$88.7
Accumulated other comprehensive loss	$(31.7)	$(26.9)
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(36.9)	$(58.6)
Weighted average fixed rate paid	4.55%	4.60%
Variable rate received	0.47%	0.40%

We assess our derivatives for effectiveness each quarter and recognized a $0.8 million and a $2.6 million charge to earnings, reflected in other income, net related to ineffectiveness of our cash flow hedges for the three and six month periods ended June 30, 2012, respectively.

A portion of the net amount due representing the rate we would pay on the hypothetical interest rate swap is recognized in interest expense. The remainder represents the repayment of the embedded financing element and reduces the current portion of our swap liability.

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

We expect to recognize losses of $22.0 million, net of taxes, into earnings in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at June 30, 2012.

Changes in value of these instruments were as follows for the six month periods ended June 30:

(Millions)	2012	2011
Changes in fair value of effective portion, net of tax (a)	$(3.0)	$(7.1)
Changes in fair value of de-designated portion, net of tax (a)	$13.4	$15.4

(a)	Included as a component of other comprehensive income and will be reclassified into earnings as the hedged transaction affects earnings.

Interest Expense

Interest expense was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2012	2011	2012	2011
Interest expense related to long-term debt	$141.7	$121.8	$284.8	$252.0
Impacts of interest rate swaps	13.6	16.3	27.8	33.3
Interest on capital leases and other	0.8	0.1	1.8	0.2
Less capitalized interest expense	(2.6)	(1.8)	(4.4)	(2.6)
Total interest expense	$153.5	$136.4	$310.0	$282.9

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the six month period ended June 30, 2012 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

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

The fair values of our cash equivalents, interest rate swaps and long-term debt and were determined using the following inputs at:

(Millions)	June 30, 2012	December 31, 2011
Level 1 measurements:
Cash equivalents (a)	$10.1	$153.1
Long-term debt, including current maturities (b)	$6,665.2	$5,821.4
Level 2 measurements:
Interest rate swaps (c) (See Note 5)	$(112.7)	$(119.2)
Long-term debt, including current maturities (b)	$2,475.6	$3,516.2

(a)	Recognized at fair value in cash and cash equivalents in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011.

(b)
Recognized at carrying value of $8,819.2 million and $9,099.2 million in long-term debt, including current maturities and excluding capital lease obligations, in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively.

(c)	Recognized at fair value in current portion of interest rate swaps and other liabilities in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Our cash equivalents are primarily highly liquid, actively traded money market funds with next day access. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using LIBOR swap rates which are observable at commonly quoted intervals for the full term of the swaps using discount rates appropriate with consideration given to our non-performance risk. As of June 30, 2012 and December 31, 2011, the fair values of our interest rate swaps were reduced by $5.1 million and $6.9 million, respectively, to reflect our non-performance risk. Our non-performance risk is assessed based on the current trading discount of our Tranche B senior secured credit facility as the swap agreements are secured by the same collateral. In addition, we routinely monitor and update our evaluation of counterparty risk, and based on such evaluation have determined that the swap agreements continue to meet the requirements of an effective cash flow hedge. The counterparty to each of the four swap agreements is a bank with a current credit rating at or above A.

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

7. Commitments and Contingencies:
On June 22, 2009, a putative class action lawsuit was filed in Kentucky federal district court on behalf of current and former customers in Kentucky. The complaint alleged that we overcharged customers because we collected a gross receipts surcharge ("GRS") in violation of state and federal statutes and tariffs and common law. The court referred state tariff issues to the Kentucky Public Service Commission (“Kentucky PSC”). In 2011, the federal court ruled that the GRS was a rate that should have been listed in our federal tariffs prior to its collection and that class certification was proper. Based on that ruling, in third quarter 2011, we accrued an amount that was not material and that represented the amount of loss estimable and probable at the time. On May 4, 2012, the Kentucky PSC issued an order also finding the GRS was a rate that should have been in our local retail tariff before being assessed on certain types of services. We appealed the order to state court in Franklin County, Kentucky, primarily asserting that the Kentucky PSC erred in classifying the GRS as a rate. Additionally, on July 22, 2012, the federal court formally certified a class of all retail and wholesale Windstream customers assessed the GRS on services subject to our federal tariff. We appealed class certification to the Sixth Circuit on July 25, 2012.
Based on a comprehensive analysis of the recent activity regarding this case, we believe our current accrual remains adequate. The ultimate resolution of the case, the timing of which is unknown, could result in a loss in a range of $0 to $8.0 million in excess of the amount accrued. We plan to continue to vigorously defend the proceedings.

We are party to various other legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, our management does not believe that such proceedings, individually or in the aggregate, will have a material impact on the future consolidated results of income, cash flows or our financial condition.
In addition, we are currently not aware of any environmental matters that, individually or in the aggregate, would have a material impact on the consolidated financial condition or our results of operations.

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

In July 2012, the Moving Ahead for Progress in the 21st Century Act (the "Act") was signed into law. The Act contains important pension funding stabilization provisions, which will impact employer-sponsored defined benefit pension plans. While we are assessing the impact the Act will have on our minimum contribution in future years, we maintain that we will not be required to make a pension contribution during 2012.

Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits to recognize actuarial gains and losses in our operating results in the year in which the gains and losses occur. We have retrospectively adjusted financial information for all prior periods presented to reflect our voluntary change in accounting policy for pension benefits.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

During the second quarter of 2012, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies for certain active and retired participants effective January 1, 2014. As a result, we remeasured the plan and recognized a curtailment gain of $9.6 million, of which $7.4 million was recognized in cost of services expenses and $2.2 million was recognized in selling, general and administrative expenses. In remeasuring the postretirement obligations to reflect this amendment, updated assumptions as of June 29, 2012 were used. During the remeasurement, we updated key assumptions, including the discount rate, which decreased from 3.97 percent to 3.80 percent. The discount rate was selected based on a hypothetical yield curve incorporating high-quality corporate bonds with various maturities adjusted to reflect the timing of our expected benefit payments.

The components of pension (including provision for executive retirement agreements) were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2012	2011	2012	2011
Benefits earned during the period	$2.3	$2.3	$5.0	$4.7
Interest cost on benefit obligation	14.5	15.3	29.0	30.3
Net actuarial loss	2.7	4.7	2.7	4.7
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(18.2)	(18.1)	(36.5)	(35.7)
Net periodic benefit expense	$1.2	$4.1	$0.1	$3.9

The components of postretirement income were as follows for the three and six month periods ended June 30 :

	Three Months Ended		Six Months Ended
(Millions)	2012	2011	2012	2011
Benefits earned during the period	$—	$0.1	$—	$0.1
Interest cost on benefit obligation	0.4	1.0	0.9	2.3
Amortization of net actuarial loss	0.9	0.2	1.2	0.5
Amortization of prior service credit	(2.8)	(2.4)	(5.9)	(4.5)
Gain from plan curtailment	(9.6)	—	(9.6)	—
Net periodic benefit income	$(11.1)	$(1.1)	$(13.4)	$(1.6)

We contributed $1.6 million to the postretirement plan during the six month period ended June 30, 2012, and expect to contribute an additional $2.6 million for postretirement benefits throughout the remainder of 2012, excluding amounts that will be funded by participant contributions to the plans. We are not required to make a pension contribution during 2012, but can make a contribution on a voluntary basis. Due to uncertainties inherent in the pension funding calculation, contributions may be required in future years.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Restructuring Charges, Continued:

On May 31, 2012, we announced the review of our management structure to increase the efficiency of decision-making, to ensure our management structure is as simple and as responsive to customers as possible and position ourselves for continued success. We expect to eliminate approximately 350 to 375 management positions as part of the restructuring. We expect the restructuring to be complete in the third quarter of 2012.

On August 2, 2012, we announced additional changes resulting from the ongoing management structure review, resulting in severance related costs of $4.5 million. Including the charges related to the August 2, 2012 announcement, we anticipate pre-tax restructuring charges of approximately $10.0 million to $15.0 million during the remainder of 2012, primarily associated with severance and related costs. The changes are expected to result in annualized savings of approximately $30.0 million to $40.0 million.

The management structure review began at the top ranks and will continue to move down the organization. Severance is calculated based on each terminated employees' salary and years of service, and it can vary greatly. Therefore, the liability for severance for employees that have not yet been identified is not estimable at this time. As positions and employees are identified and the severance is estimable, we will accrue the related liability.

Merger, integration and restructuring costs are unpredictable by nature but should not necessarily be viewed as non-recurring.

The following is a summary of the merger, integration and restructuring charges recorded for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2012	2011	2012	2011
Merger and integration costs:
Transaction costs associated with acquisitions (a)	$3.8	$0.9	$7.1	$3.3
Employee related transition costs (b)	4.1	1.9	14.3	6.9
Computer system and conversion costs	2.0	1.9	3.4	3.4
Signage, rebranding and other costs (c)	9.5	0.4	16.9	0.4
Total merger and integration costs	19.4	5.1	41.7	14.0
Restructuring charges (d)	10.3	0.1	11.2	0.2
Total merger, integration and restructuring charges	$29.7	$5.2	$52.9	$14.2

(a)
Transaction costs incurred during the first half of 2012 primarily relate to accounting, legal, broker fees and other miscellaneous costs associated with the acquisition of PAETEC. During the first half of 2011, we incurred acquisition-related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Iowa Telecom, Q-Comm and Hosted Solutions. These costs are considered indirect or general and are expensed when incurred.

(b)
Employee related transition costs during the first half of 2012 primarily consists of severance related to the integration of PAETEC. During the first half of 2011, we incurred employee transition costs, primarily severance-related, for NuVox, Iowa Telecom, Q-Comm and Hosted Solutions, respectively.

(c)	Signage, rebranding and other costs includes signage, rebranding, lease termination, consulting fees associated with integration activities and other integration related expenses.

(d)	Restructuring charges primarily related to the restructuring announcement made on May 31, 2012. See previous discussion.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges at June 30:

(Millions)	2012
Balance, beginning of period	$12.9
Merger, integration and restructuring charges	52.9
Cash outlays during the period	(37.4)
Balance, end of period	$28.4

As of June 30, 2012, other current liabilities included the remaining liability of $28.4 million for accrued merger, integration and restructuring charges. This included $7.7 million and $5.5 million of accrued severance costs primarily associated with the integration of PAETEC and the May 31, 2012, restructuring announcement, respectively. The severance and related employee costs will be paid as positions are eliminated, excluding salary continuation payments. Each of these payments will be funded through operating cash flows.

10. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	June 30, 2012	December 31, 2011
Pension and postretirement plans	$47.8	$54.7
Unrealized holding losses on interest rate swaps:
Designated portion	(19.6)	(16.6)
De-designated portion	(22.8)	(36.2)
Accumulated other comprehensive income	$5.4	$1.9

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

Beginning in the first quarter of 2011, we began issuing performance-based restricted stock units as part of our share-based compensation plan. These newly issued restricted stock units and previously issued performance-based restricted shares issued contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of June 30, 2012, the performance conditions for the outstanding restricted stock units have not yet been satisfied. However, we considered the options granted in conjunction with the acquisition of PAETEC in the computation of dilutive earnings per share using the treasury stock method.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Earnings per Share, Continued:

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2012	2011	2012	2011
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$54.7	$96.7	$119.4	$126.1
Income from continuing operations allocable to participating securities	(1.0)	(0.9)	(2.1)	(1.7)
Adjusted income from continuing operations attributable to common shares	53.7	95.8	117.3	124.4
Loss from discontinued operations	(0.5)	—	(0.6)	—
Loss from discontinued operations allocable to participating securities	—	—	—	—
Adjusted loss from discontinued operations attributable to common shares	(0.5)	—	(0.6)	—
Net income attributable to common shares	$53.2	$95.8	$116.7	$124.4
Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	588.3	510.0	587.9	508.3
Weighted average participating securities	(3.7)	(3.7)	(3.8)	(3.8)
Weighted average shares outstanding for basic earnings per share	584.6	506.3	584.1	504.5
Basic and diluted earnings per share:
From continuing operations	$.09	$.19	$.20	$.25
From discontinued operations	—	—	—	—
Net income	$.09	$.19	$.20	$.25

The calculation of basic earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and excludes the dilutive impact of participating non-vested restricted shares from the denominator.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of June 30, 2012, the Incentive Plan had remaining capacity of 8.3 million awards, of which 6.8 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights. As of June 30, 2012, we had additional remaining capacity of 3.0 million awards from a similar equity incentive plan acquired in the PAETEC acquisition. The cost of each award is determined based on the fair value of the shares on the date of grant and is fully expensed over the vesting period.

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

As a result of the management restructuring announced on May 31, 2012, 0.5 million shares with a weighted average grant date fair value of $6.6 million were forfeited during the six month period ended June 30, 2012.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued during the six month period ended June 30, 2012, were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	1,543.7
Vest contingently over a three-year performance period	723.5
Vest three years from date of grant, service based	4.0
Vest one year from date of grant, service based (a)	51.4
Total granted	2,322.6
Grant date fair value (Millions)	$28.9

(a)	Represents restricted stock granted to non-employee directors.

At June 30, 2012, unrecognized compensation expense totaled $48.9 million and is expected to be recognized over the weighted average vesting period of 1.6 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. Share-based compensation expense was $6.3 million and $13.7 million for the three and six month periods ended June 30, 2012, respectively, as compared to $6.1 million and $11.4 million for the same periods in 2011.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 8.125 percent Senior Notes due August 1, 2013, the 7.875 percent Senior Notes due November 1, 2017, the 8.125 percent senior unsecured notes due September 1, 2018, the 7.000 percent Senior Notes due March 15, 2019, the 2020 Notes, the 2021 Notes, the 2022 Notes and the 2023 Notes (“the guaranteed notes”), certain of our wholly-owned subsidiaries (the “Guarantors”), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to us. Our remaining subsidiaries (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. The parent company and issuer of the notes is Windstream Corporation.
The following information presents condensed consolidated statements of income, including comprehensive income, for the three and six month periods ended June 30, 2012 and 2011, condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, and condensed consolidated statements of cash flows for the six month periods ended June 30, 2012 and 2011 of the parent company, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended June 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$270.0	$1,206.3	$(6.3)	$1,470.0
Product sales	—	25.2	42.6	—	67.8
Total revenues and sales	—	295.2	1,248.9	(6.3)	1,537.8
Costs and expenses:
Cost of services	—	96.7	561.2	(4.3)	653.6
Cost of products sold	—	23.8	33.8	—	57.6
Selling, general and administrative	—	21.1	219.0	(2.0)	238.1
Depreciation and amortization	—	79.3	240.7	—	320.0
Merger and integration costs	—	—	19.4	—	19.4
Restructuring charges	—	0.2	10.1	—	10.3
Total costs and expenses	—	221.1	1,084.2	(6.3)	1,299.0
Operating income	—	74.1	164.7	—	238.8
Earnings (losses) from consolidated subsidiaries	113.6	20.4	(0.1)	(133.9)	—
Other (expense) income, net	(0.8)	45.8	(41.8)	—	3.2
Intercompany interest income (expense)	38.3	(24.5)	(13.8)	—	—
Interest expense	(132.8)	(1.4)	(19.3)	—	(153.5)
Income from continuing operations before income taxes	18.3	114.4	89.7	(133.9)	88.5
Income tax (benefit) expense	(35.9)	35.7	34.0	—	33.8
Income from continuing operations	54.2	78.7	55.7	(133.9)	54.7
Discontinued operations, net of tax	—	—	(0.5)	—	(0.5)
Net income	$54.2	$78.7	$55.2	$(133.9)	$54.2
Comprehensive income	$53.0	$78.7	$55.2	$(133.9)	$53.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended June 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$271.2	$735.8	$(5.3)	$1,001.7
Product sales	—	14.8	13.2	—	28.0
Total revenues and sales	—	286.0	749.0	(5.3)	1,029.7
Costs and expenses:
Cost of services	—	87.4	288.7	(2.9)	373.2
Cost of products sold	—	13.6	10.4	—	24.0
Selling, general and administrative	—	24.0	110.5	(2.4)	132.1
Depreciation and amortization	—	79.3	117.5	—	196.8
Merger and integration costs	—	—	5.1	—	5.1
Restructuring charges	—	—	0.1	—	0.1
Total costs and expenses	—	204.3	532.3	(5.3)	731.3
Operating income	—	81.7	216.7	—	298.4
Earnings from consolidated subsidiaries	158.8	31.6	0.8	(191.2)	—
Other (expense) income, net	(3.5)	44.5	(44.2)	—	(3.2)
Loss on early extinguishment of debt	(2.5)	—	—	—	(2.5)
Intercompany interest income (expense)	41.4	(26.0)	(15.4)	—	—
Interest (expense) income	(135.8)	(1.4)	0.8	—	(136.4)
Income before income taxes	58.4	130.4	158.7	(191.2)	156.3
Income tax (benefit) expense	(38.3)	36.4	61.5	—	59.6
Net income	$96.7	$94.0	$97.2	$(191.2)	$96.7
Comprehensive income	$115.0	$94.0	$97.2	$(191.2)	$115.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Six Months Ended June 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$540.6	$2,429.9	$(12.1)	$2,958.4
Product sales	—	42.2	82.4	—	124.6
Total revenues and sales	—	582.8	2,512.3	(12.1)	3,083.0
Costs and expenses:
Cost of services	—	187.5	1,133.3	(7.9)	1,312.9
Cost of products sold	—	39.4	63.1	—	102.5
Selling, general and administrative	—	44.5	450.8	(4.2)	491.1
Depreciation and amortization	—	158.1	474.0	—	632.1
Merger and integration costs	—	—	41.7	—	41.7
Restructuring charges	—	0.4	10.8	—	11.2
Total costs and expenses	—	429.9	2,173.7	(12.1)	2,591.5
Operating income	—	152.9	338.6	—	491.5
Earnings from consolidated subsidiaries	237.7	35.1	0.5	(273.3)	—
Other (expense) income, net	(1.6)	97.5	(86.1)	—	9.8
Gain on early extinguishment on debt	—	—	1.9	—	1.9
Intercompany interest income (expense)	75.8	(49.3)	(26.5)	—	—
Interest expense	(266.1)	(2.7)	(41.2)	—	(310.0)
Income from continuing operations before income taxes	45.8	233.5	187.2	(273.3)	193.2
Income tax (benefit) expense	(73.0)	75.6	71.2	—	73.8
Income from continuing operations	118.8	157.9	116.0	(273.3)	119.4
Discontinued operations, net of tax	—	—	(0.6)	—	(0.6)
Net income	$118.8	$157.9	$115.4	$(273.3)	$118.8
Comprehensive income	$122.3	$157.9	$115.4	$(273.3)	$122.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Six Months Ended June 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$539.8	$1,469.0	$(10.6)	$1,998.2
Product sales	—	29.6	24.9	—	54.5
Total revenues and sales	—	569.4	1,493.9	(10.6)	2,052.7
Costs and expenses:
Cost of services	—	173.2	567.8	(5.8)	735.2
Cost of products sold	—	26.6	17.5	—	44.1
Selling, general and administrative	—	46.9	224.8	(4.8)	266.9
Depreciation and amortization	—	159.7	242.3	—	402.0
Merger and integration costs	—	—	14.0	—	14.0
Restructuring charges	—	—	0.2	—	0.2
Total costs and expenses	—	406.4	1,066.6	(10.6)	1,462.4
Operating income	—	163.0	427.3	—	590.3
Earnings from consolidated subsidiaries	312.2	65.5	1.5	(379.2)	—
Other (expense) income, net	(2.0)	89.3	(87.9)	—	(0.6)
Loss on early extinguishment of debt	(103.9)	—	—	—	(103.9)
Intercompany interest income (expense)	85.2	(53.4)	(31.8)	—	—
Interest (expense) income	(280.8)	(2.9)	0.8	—	(282.9)
Income before income taxes	10.7	261.5	309.9	(379.2)	202.9
Income tax (benefit) expense	(115.4)	74.2	118.0	—	76.8
Net income	$126.1	$187.3	$191.9	$(379.2)	$126.1
Comprehensive income	$155.5	$187.3	$191.9	$(379.2)	$155.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of June 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$(36.1)	$8.0	$65.6	$—	$37.5
Restricted cash	17.9	—	9.9	—	27.8
Accounts receivable (less allowance for doubtful accounts of $32.9)	—	109.7	481.8	4.2	595.7
Affiliates receivable, net	—	189.8	2,477.4	(2,667.2)	—
Income tax receivable	2.1	—	—	—	2.1
Inventories	—	49.7	21.0	—	70.7
Deferred income taxes	84.8	22.4	60.8	—	168.0
Prepaid income taxes	19.7	—	—	—	19.7
Prepaid expenses and other	3.7	23.3	163.4	—	190.4
Total current assets	92.1	402.9	3,279.9	(2,663.0)	1,111.9
Investments in consolidated subsidiaries	11,853.1	1,272.1	307.7	(13,432.9)	—
Goodwill and other intangibles, net	—	3,694.8	3,193.9	—	6,888.7
Net property, plant and equipment	7.6	1,454.9	4,297.0	—	5,759.5
Other assets	93.3	355.6	53.8	(335.6)	167.1
Total Assets	$12,046.1	$7,180.3	$11,132.3	$(16,431.5)	$13,927.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$37.1	$0.4	$33.1	$(4.8)	$65.8
Current portion of interest rate swaps	30.6	—	—	—	30.6
Accounts payable	0.6	57.8	247.8	—	306.2
Affiliates payable, net	2,666.8	—	—	(2,666.8)	—
Advance payments and customer deposits	—	13.3	212.4	—	225.7
Accrued dividends	148.0	—	—	—	148.0
Accrued taxes	0.2	35.0	80.6	(0.4)	115.4
Accrued interest	112.3	1.7	33.6	—	147.6
Other current liabilities	22.2	16.7	223.5	—	262.4
Total current liabilities	3,017.8	124.9	831.0	(2,672.0)	1,301.7
Long-term debt and capital lease obligations	7,475.7	99.6	1,545.7	(326.7)	8,794.3
Deferred income taxes	101.9	933.1	818.5	—	1,853.5
Other liabilities	113.3	29.0	498.0	—	640.3
Total liabilities	10,708.7	1,186.6	3,693.2	(2,998.7)	12,589.8
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,331.9	5,083.4	4,004.0	(9,087.4)	1,331.9
Accumulated other comprehensive income	5.4	8.1	40.7	(48.8)	5.4
Retained earnings	—	861.4	3,311.3	(4,172.7)	—
Total shareholders’ equity	1,337.4	5,993.7	7,439.1	(13,432.8)	1,337.4
Total Liabilities and Shareholders’ Equity	$12,046.1	$7,180.3	$11,132.3	$(16,431.5)	$13,927.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$115.4	$7.1	$104.5	$—	$227.0
Restricted cash	11.9	—	9.8	—	21.7
Accounts receivable (less allowance for doubtful accounts of $29.9)	—	105.7	549.3	2.4	657.4
Affiliates receivable, net	—	52.7	2,744.2	(2,796.9)	—
Income tax receivable	122.0	1.2	0.9	—	124.1
Inventories	—	55.4	21.1	—	76.5
Deferred income taxes	153.0	22.8	56.3	—	232.1
Prepaid income taxes	163.4	—	—	(148.1)	15.3
Prepaid expenses and other	3.4	13.2	86.3	—	102.9
Assets held for sale	—	50.6	10.8	—	61.4
Total current assets	569.1	308.7	3,583.2	(2,942.6)	1,518.4
Investments in consolidated subsidiaries	11,622.8	1,237.4	313.0	(13,173.2)	—
Goodwill and other intangibles, net	—	3,761.8	3,225.2	—	6,987.0
Net property, plant and equipment	7.6	1,464.5	4,236.0	—	5,708.1
Other assets	95.4	356.6	62.3	(335.7)	178.6
Total Assets	$12,294.9	$7,129.0	$11,419.7	$(16,451.5)	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$33.8	$0.7	$184.0	$(4.8)	$213.7
Current portion of interest rate swaps	30.5	—	—	—	30.5
Accounts payable	1.0	49.0	246.0	—	296.0
Affiliates payable, net	2,796.6	—	—	(2,796.6)	—
Advance payments and customer deposits	—	31.8	208.6	—	240.4
Accrued dividends	148.0	—	—	—	148.0
Accrued taxes	0.3	103.1	163.2	(148.7)	117.9
Accrued interest	114.0	1.7	46.1	—	161.8
Other current liabilities	29.8	27.2	194.2	—	251.2
Total current liabilities	3,154.0	213.5	1,042.1	(2,950.1)	1,459.5
Long-term debt and capital lease obligations	7,432.0	99.7	1,733.5	(328.5)	8,936.7
Deferred income taxes	91.8	941.6	818.1	—	1,851.5
Other liabilities	119.0	31.8	495.5	—	646.3
Total liabilities	10,796.8	1,286.6	4,089.2	(3,278.6)	12,894.0
Commitments and Contingencies (See Note 7)					—
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,496.1	5,083.4	4,004.0	(9,087.4)	1,496.1
Accumulated other comprehensive income	1.9	8.2	47.6	(55.8)	1.9
Retained earnings	—	710.0	3,195.8	(3,905.8)	—
Total shareholders’ equity	1,498.1	5,842.4	7,330.5	(13,172.9)	1,498.1
Total Liabilities and Shareholders’ Equity	$12,294.9	$7,129.0	$11,419.7	$(16,451.5)	$14,392.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$118.8	$157.9	$115.4	$(273.3)	$118.8
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	158.1	474.0	—	632.1
Provision for doubtful accounts	—	4.6	20.7	—	25.3
Equity in earnings from subsidiaries	(237.7)	(35.1)	(0.5)	273.3	—
Share-based compensation expense	—	3.2	10.5	—	13.7
Deferred income taxes	71.7	(8.0)	0.3	—	64.0
Unamortized net premium on retired debt	—	—	(16.2)	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	21.6	—	—	—	21.6
Gain from plan curtailment	—	—	(9.6)	—	(9.6)
Other, net	8.0	(9.8)	(12.9)	—	(14.7)
Changes in operating assets and liabilities, net	221.4	(93.2)	(126.4)		1.8
Net cash provided from operations	203.8	177.7	455.3	—	836.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(98.0)	(404.1)	—	(502.1)
Broadband network expansion funded by stimulus grants	—	(10.2)	(27.6)	—	(37.8)
Changes in restricted cash	(6.1)	—	—	—	(6.1)
Grant funds received for broadband stimulus projects	19.6	—	—	—	19.6
Disposition of wireless assets	—	57.0	—	—	57.0
Advances (paid to) received from parent, net	—	(129.1)	245.5	(116.4)	—
Other, net	—	2.3	3.8	—	6.1
Net cash provided from (used in) investing activities	13.5	(178.0)	(182.4)	(116.4)	(463.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(293.5)	—	—	—	(293.5)
Repayment of debt	(703.9)	—	(300.0)	—	(1,003.9)
Proceeds of debt issuance	750.0	—	—	—	750.0
Debt issuance costs	(2.4)	—	—	—	(2.4)
Advances paid to subsidiaries, net	(116.4)	—	—	116.4	—
Other, net	(2.6)	1.2	(11.8)	—	(13.2)
Net cash (used in) provided from financing activities	(368.8)	1.2	(311.8)	116.4	(563.0)
(Decrease) increase in cash and cash equivalents	(151.5)	0.9	(38.9)	—	(189.5)
Cash and Cash Equivalents:
Beginning of period	115.4	7.1	104.5	—	227.0
End of period	$(36.1)	$8.0	$65.6	$—	$37.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$126.1	$187.3	$191.9	$(379.2)	$126.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	159.7	242.3	—	402.0
Provision for doubtful accounts	—	4.7	14.9	—	19.6
Equity in earnings from subsidiaries	(312.2)	(65.5)	(1.5)	379.2	—
Share-based compensation expense	—	3.1	8.3	—	11.4
Deferred income taxes	8.7	52.3	35.5	—	96.5
Unamortized net discount on retired debt	13.0	—	—	—	13.0
Amortization of unrealized losses on de-designated interest rate swaps	25.0	—	—	—	25.0
Other, net	10.1	5.0	(1.6)	—	13.5
Changes in operating assets and liabilities, net	(175.0)	(26.4)	81.0	—	(120.4)
Net cash (used in) provided from operations	(304.3)	320.2	570.8	—	586.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(91.2)	(238.3)	—	(329.5)
Broadband network expansion funded by stimulus grants	—	(0.2)	(1.8)	—	(2.0)
Changes in restricted cash	(7.3)	—	—	—	(7.3)
Advances paid to parent, net	—	(237.4)	(337.7)	575.1	—
Other, net	1.3	0.1	(1.6)	—	(0.2)
Net cash used in investing activities	(6.0)	(328.7)	(579.4)	575.1	(339.0)
Cash Flows from Financing Activities:
Dividends paid on common shares	(253.3)	—	—	—	(253.3)
Repayment of debt	(2,434.4)	—	—	—	(2,434.4)
Proceeds of debt issuance	2,462.0	—	—	—	2,462.0
Debt issuance costs	(20.9)	—	—	—	(20.9)
Advances received from subsidiaries, net	575.1	—	—	(575.1)	—
Other, net	(3.6)	14.2	(1.9)	—	8.7
Net cash provided from (used in) financing activities	324.9	14.2	(1.9)	(575.1)	(237.9)
Increase (decrease) in cash and cash equivalents	14.6	5.7	(10.5)	—	9.8
Cash and Cash Equivalents:
Beginning of period	4.1	8.4	29.8	—	42.3
End of period	$18.7	$14.1	$19.3	$—	$52.1

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
The following information presents condensed consolidated statements of income, including comprehensive income, for the six month periods ended June 30, 2012 and 2011, condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, condensed consolidated statements of cash flows for the six month periods ended June 30, 2012 and 2011 of the Parent, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the Parent and other subsidiaries and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended June 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$486.7	$985.3	$(2.0)	$1,470.0
Product sales	—	—	28.0	39.8	—	67.8
Total revenues and sales	—	—	514.7	1,025.1	(2.0)	1,537.8
Costs and expenses:
Cost of services	—	—	280.6	373.6	(0.6)	653.6
Cost of products sold	—	—	23.7	33.9	—	57.6
Selling, general, and administrative	—	—	111.1	128.4	(1.4)	238.1
Depreciation and amortization	—	—	88.1	231.9	—	320.0
Merger and integration costs	—	—	0.4	19.0	—	19.4
Restructuring charges	—	—	1.6	8.7	—	10.3
Total costs and expenses	—	—	505.5	795.5	(2.0)	1,299.0
Operating income	—	—	9.2	229.6	—	238.8
Earnings (losses) from consolidated subsidiaries	113.6	11.7	24.7	(1.2)	(148.8)	—
Other (expense) income, net	(0.8)	—	0.1	3.9	—	3.2
Intercompany interest income (expense)	38.3	—	—	(38.3)	—	—
Interest (expense) benefit	(132.8)	(20.6)	(0.2)	0.1	—	(153.5)
Income (loss) from continuing operations before income taxes	18.3	(8.9)	33.8	194.1	(148.8)	88.5
Income tax (benefit) expense	(35.9)	(7.9)	3.2	74.4	—	33.8
Income (loss) from continuing operations	54.2	(1.0)	30.6	119.7	(148.8)	54.7
Discontinued operations, net of tax	—	—	(0.5)	—	—	(0.5)
Net income (loss)	$54.2	$(1.0)	$30.1	$119.7	$(148.8)	$54.2
Comprehensive income (loss)	$53.0	$(1.0)	$30.1	$119.7	$(148.8)	$53.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended June 30, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$—	$1,001.7	$—	$1,001.7
Product sales	—	—	—	28.0	—	28.0
Total revenues and sales	—	—	—	1,029.7	—	1,029.7
Costs and expenses:
Cost of services	—	—	—	373.2	—	373.2
Cost of products sold	—	—	—	24.0	—	24.0
Selling, general, and administrative	—	—	—	132.1	—	132.1
Depreciation and amortization	—	—	—	196.8	—	196.8
Merger and integration costs	—	—	—	5.1	—	5.1
Restructuring charges	—	—	—	0.1	—	0.1
Total costs and expenses	—	—	—	731.3	—	731.3
Operating income	—	—	—	298.4	—	298.4
Earnings from consolidated subsidiaries	158.8	—	—	—	(158.8)	—
Other (expense) income, net	(3.5)	—	—	0.3	—	(3.2)
Loss on early extinguishment of debt	(2.5)	—	—	—	—	(2.5)
Intercompany interest income (expense)	41.4	—	—	(41.4)	—	—
Interest expense	(135.8)	—	—	(0.6)	—	(136.4)
Income before income taxes	58.4	—	—	256.7	(158.8)	156.3
Income tax (benefit) expense	(38.3)	—	—	97.9	—	59.6
Net income	$96.7	$—	$—	$158.8	$(158.8)	$96.7
Comprehensive income	$115.0	$—	$—	$158.8	$(158.8)	$115.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Six Months Ended June 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors		Eliminations		Consolidated
Revenues and sales:
Service revenues	$—	$—	$986.9	$1,976.8		$(5.3)		$2,958.4
Product sales	—	—	55.9	68.7		—		124.6
Total revenues and sales	—	—	1,042.8	2,045.5		(5.3)		3,083.0
Costs and expenses:
Cost of services	—	—	564.9	749.9		(1.9)		1,312.9
Cost of products sold	—	—	44.8	57.7		—		102.5
Selling, general, and administrative	—	—	231.2	263.3		(3.4)		491.1
Depreciation and amortization	—	—	171.6	460.5		—		632.1
Merger and integration costs	—	—	0.5	41.2		—		41.7
Restructuring charges	—	—	1.6	9.6		—		11.2
Total costs and expenses	—	—	1,014.6	1,582.2		(5.3)		2,591.5
Operating income	—	—	28.2	463.3		—		491.5
Earnings (losses) from consolidated subsidiaries	237.7	31.3	5.3	(1.3)		(273.0)		—
Other (expense) income, net	(1.6)	—	0.1	11.3		—		9.8
Gain on early extinguishment of debt	—	1.9	—	—		—		1.9
Intercompany interest income (expense)	75.8	—	—	(75.8)		—		—
Interest expense	(266.1)	(42.7)	(1.1)	(0.1)		—		(310.0)
Income (loss) from continuing operations before income taxes	45.8	(9.5)	32.5	397.4		(273.0)		193.2
Income tax (benefit) expense	(73.0)	(15.5)	10.4	151.9		—		73.8
Income from continuing operations	118.8	6.0	22.1	245.5		(273.0)		119.4
Discontinued operations, net of tax	—	—	(0.6)	—		—		(0.6)
Net income	$118.8	$6.0	$21.5	$245.5		$(273.0)		$118.8
Comprehensive income	$122.3	$6.0	$21.5	$245.5	—	$(273.0)	—	$122.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Six Months Ended June 30, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$—	$1,998.2	$—	$1,998.2
Product sales	—	—	—	54.5	—	54.5
Total revenues and sales	—	—	—	2,052.7	—	2,052.7
Costs and expenses:
Cost of services	—	—	—	735.2	—	735.2
Cost of products sold	—	—	—	44.1	—	44.1
Selling, general, and administrative	—	—	—	266.9	—	266.9
Depreciation and amortization	—	—	—	402.0	—	402.0
Merger and integration costs	—	—	—	14.0	—	14.0
Restructuring charges	—	—	—	0.2	—	0.2
Total costs and expenses	—	—	—	1,462.4	—	1,462.4
Operating income	—	—	—	590.3	—	590.3
Earnings from consolidated subsidiaries	312.2	—	—	0.3	(312.5)	—
Other (expense) income, net	(2.0)	—	—	1.4	—	(0.6)
Intercompany interest income (expense)	85.2	—	—	(85.2)	—	—
Loss on early extinguishment of debt	(103.9)	—	—	—	—	(103.9)
Interest expense	(280.8)	—	—	(2.1)	—	(282.9)
Income before income taxes	10.7	—	—	504.7	(312.5)	202.9
Income tax (benefit) expense	(115.4)	—	—	192.2	—	76.8
Net income	$126.1	$—	$—	$312.5	$(312.5)	$126.1
Comprehensive income	$155.5	$—	$—	$312.5	$(312.5)	$155.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of June 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$(36.1)	$—	$26.6	$47.0	$—	$37.5
Restricted cash	17.9	—	9.9	—	—	27.8
Accounts receivable (less allowance for doubtful accounts of $32.9)	—	—	215.5	380.2	—	595.7
Affiliates receivable, net	—	1,093.9	—	3,097.5	(4,191.4)	—
Income tax receivable	2.1	—	—	—	—	2.1
Inventories	—	—	14.1	56.6	—	70.7
Deferred income taxes	84.8	(3.8)	9.8	77.2	—	168.0
Prepaid income taxes	19.7	—	—	—	—	19.7
Prepaid expenses and other	3.7	—	48.4	138.3	—	190.4
Total current assets	92.1	1,090.1	324.3	3,796.8	(4,191.4)	1,111.9
Investments in consolidated subsidiaries	11,853.1	32.6	(0.6)	—	(11,885.1)	—
Goodwill and other intangibles, net	—	721.4	748.9	5,418.4	—	6,888.7
Net property, plant and equipment	7.6	—	867.5	4,884.4	—	5,759.5
Other assets	93.3	—	10.3	63.5	—	167.1
Total Assets	$12,046.1	$1,844.1	$1,950.4	$14,163.1	$(16,076.5)	$13,927.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$37.1	$—	$18.1	$10.6	$—	$65.8
Current portion of interest rate swaps	30.6	—	—	—	—	30.6
Accounts payable	0.6	—	104.8	200.8	—	306.2
Affiliates payable, net	2,666.8	—	1,524.5	—	(4,191.3)	—
Advance payments and customer deposits	—	—	77.8	147.9	—	225.7
Accrued dividends	148.0	—	—	—	—	148.0
Accrued taxes	0.2	0.1	41.4	73.7	—	115.4
Accrued interest	112.3	32.7	0.6	2.0	—	147.6
Other current liabilities	22.2	—	93.6	146.6	—	262.4
Total current liabilities	3,017.8	32.8	1,860.8	581.6	(4,191.3)	1,301.7
Long-term debt and capital lease obligations	7,475.7	1,184.7	21.2	112.7	—	8,794.3
Deferred income taxes	101.9	(219.8)	0.4	1,971.0	—	1,853.5
Other liabilities	113.3	3.1	49.9	474.0	—	640.3
Total liabilities	10,708.7	1,000.8	1,932.3	3,139.3	(4,191.3)	12,589.8
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,331.9	842.0	—	6,918.5	(7,760.5)	1,331.9
Accumulated other comprehensive income	5.4	—	—	54.9	(54.9)	5.4
Retained earnings	—	1.3	18.1	3,980.1	(3,999.5)	—
Total shareholders’ equity	1,337.4	843.3	18.1	11,023.8	(11,885.2)	1,337.4
Total Liabilities and Shareholders’ Equity	$12,046.1	$1,844.1	$1,950.4	$14,163.1	$(16,076.5)	$13,927.2

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$118.8	$6.0	$21.5	$245.5	$(273.0)	$118.8
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	171.6	460.5	—	632.1
Provision for doubtful accounts	—	—	5.4	19.9	—	25.3
Equity in (earnings) losses from subsidiaries	(237.7)	(31.3)	(5.3)	1.3	273.0	—
Share-based compensation expense	—	—	1.5	12.2		13.7
Deferred income taxes	71.7	0.2	(1.0)	(6.9)	—	64.0
Unamortized net premium on retired debt	—	(16.2)	—	—	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	21.6	—	—	—	—	21.6
Gain from plan curtailment	—	—	—	(9.6)	—	(9.6)
Other, net	8.0	(10.7)	0.1	(12.1)	—	(14.7)
Changes in operating assets and liabilities, net	221.4	(12.6)	(69.0)	(138.0)	—	1.8
Net cash provided from (used in) operations	203.8	(64.6)	124.8	572.8	—	836.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(83.9)	(418.2)	—	(502.1)
Broadband network expansion funded by stimulus grants	—	—	—	(37.8)	—	(37.8)
Disposition of wireless assets	—	—	—	57.0	—	57.0
Changes in restricted cash	(6.1)	—	—	—	—	(6.1)
Grant funds received for broadband stimulus projects	19.6	—	—	—	—	19.6
Advances received from (paid to) parent, net	—	364.6	(71.8)	(176.4)	(116.4)	—
Other, net	—	—	3.9	2.2	—	6.1
Net cash provided from (used in) investing activities	13.5	364.6	(151.8)	(573.2)	(116.4)	(463.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(293.5)	—	—	—	—	(293.5)
Repayment of debt	(703.9)	(300.0)	—		—	(1,003.9)
Proceeds of debt issuance	750.0	—	—	—	—	750.0
Debt issuance costs	(2.4)	—	—	—	—	(2.4)
Advances paid to subsidiaries, net	(116.4)	—	—	—	116.4	—
Other, net	(2.6)	—	(9.9)	(0.7)	—	(13.2)
Net cash used in financing activities	(368.8)	(300.0)	(9.9)	(0.7)	116.4	(563.0)
Decrease in cash and cash equivalents	(151.5)	—	(36.9)	(1.1)	—	(189.5)
Cash and Cash Equivalents:
Beginning of period	115.4	—	63.5	48.1	—	227.0
End of period	$(36.1)	$—	$26.6	$47.0	$—	$37.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$126.1	$—	$—	$312.5	$(312.5)	$126.1
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	—	402.0	—	402.0
Provision for doubtful accounts	—	—	—	19.6	—	19.6
Equity in earnings from subsidiaries	(312.2)	—	—	(0.3)	312.5	—
Share-based compensation expense	—	—	—	11.4	—	11.4
Deferred income taxes	8.7	—	—	87.8	—	96.5
Unamortized net discount on retired debt	13.0	—	—	—	—	13.0
Amortization of unrealized losses on de-designated interest rate swaps	25.0	—	—	—	—	25.0
Other, net	10.1	—	—	3.4	—	13.5
Changes in operating assets and liabilities, net	(175.0)	—	—	54.6	—	(120.4)
Net cash (used in) provided from operations	(304.3)	—	—	891.0	—	586.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	—	(329.5)	—	(329.5)
Broadband network expansion funded by stimulus grants	—	—	—	(2.0)	—	(2.0)
Changes in restricted cash	(7.3)	—	—	—	—	(7.3)
Advances paid to parent, net	—	—	—	(575.1)	575.1	—
Other, net	1.3	—	—	(1.5)	—	(0.2)
Net cash used in investing activities	(6.0)	—	—	(908.1)	575.1	(339.0)
Cash Flows from Financing Activities:
Dividends paid on common shares	(253.3)	—	—	—	—	(253.3)
Repayment of debt	(2,434.4)	—	—	—	—	(2,434.4)
Proceeds of debt issuance	2,462.0	—	—	—	—	2,462.0
Debt issuance costs	(20.9)	—	—	—	—	(20.9)
Advances received from subsidiaries, net	575.1	—	—	—	(575.1)	—
Other, net	(3.6)	—	—	12.3	—	8.7
Net cash provided from financing activities	324.9	—	—	12.3	(575.1)	(237.9)
Increase in cash and cash equivalents	14.6	—	—	(4.8)	—	9.8
Cash and Cash Equivalents:
Beginning of period	4.1	—	—	38.2	—	42.3
End of period	$18.7	$—	$—	$33.4	$—	$52.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Discontinued Operations:

During the second quarter of 2012, we entered into an agreement to divest the energy business acquired as part of PAETEC, which sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive electricity supplier. On June 15, 2012, we completed this sale.

The following table summarizes the results of the energy business which have been separately presented as discontinued operations in the accompanying consolidated statements of income for the three and six month periods ended June 30:

	Three Months Ended	Six Months Ended
(Millions)	2012	2012
Revenues and sales	$5.7	$12.9
Operating income from discontinued operations	(0.3)	(0.4)
Other income	(0.2)	(0.2)
Income tax expense	—	—
Net loss from discontinued operations	$(0.5)	$(0.6)

There were no assets or liabilities attributable to discontinued operations as of June 30, 2012.

15. Subsequent Events:

On August 8, 2012, we declared a dividend of 25 cents per share on our common stock, which is payable on October 15, 2012 to shareholders of record on September 28, 2012.

Effective August 8, 2012, we amended and restated our existing senior secured credit facilities to, among other things: (i) provide for the incurrence of up to $900.0 million of additional term loans, the proceeds of which were used to repay the full outstanding balance of the credit facility revolver, without any reduction in commitments, and for general corporate purposes; and (ii) modify certain other definitions and provisions.

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the use of the terms "Windstream," “we,” “us” and “our” in this Management's Discussion and Analysis refers to Windstream Corporation and its consolidated subsidiaries.

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC") on February 22, 2012, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits to recognize actuarial gains and losses in our operating results in the year in which the gains and losses occur. We have retrospectively adjusted financial information for all prior periods presented to reflect our voluntary change in accounting policy for pension benefits. We also elected to revise historical results for certain previously unrecorded immaterial errors and concluded that the effects, individually and in the aggregate, are immaterial to the unaudited quarterly financial information. See Notes 2 and 8 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Additionally, certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net or comprehensive income.

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

STRATEGY

During 2012, we continue to make significant progress on our strategy to grow business and consumer broadband revenues to offset continuing pressure on our consumer voice and long-distance revenues and intercarrier compensation. Revenues from businesses and consumer broadband were 68.4 percent and 68.3 percent of total revenues for the three and six month periods ended June 30, 2012, respectively, as compared to 60.0 percent and 59.8 percent for the same period in 2011.

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

EXECUTIVE SUMMARY

Key activities during the six months ended June 30, 2012 included:

•
continued activities around the integration of PAETEC, which turned us into a national provider of business services and included an attractive customer base of medium and large businesses and significantly enhanced our capabilities in strategic growth areas, including IP based services, cloud computing and managed services;

•	continued focus on revenue growth opportunities in our business service areas;

•	made significant success-based capital investments in our fiber network, designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage;

•
announced the review of our management structure to increase the efficiency of decision-making and position ourselves for continued success, where approximately 350-375 management positions are expected to be eliminated, resulting in annualized savings of approximately $30.0 to $40.0 million;

•	declared dividend of 25 cents for 25th consecutive quarter since our formation

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

•
suspended and modified certain wholesale products that were a part of the PAETEC portfolio, which represented approximately $10.4 million in revenue recognized during the first half of 2012 that we do not expect to recur;

•
paid off all $300.0 million of the PAETEC 2015 Notes, resulting in lower future interest costs and amended and restated our existing senior secured credit facilities to provide for the incurrence of $280.0 million of additional term loans, extended the maturity of existing term loans and increased secured debt capacity to 2.25 times adjusted Operating Income before Depreciation and Amortization ("OIBDA"), as defined per the credit facility; and

•	implemented new depreciation rates for certain subsidiaries, resulting in a net increase to depreciation expense of $30.2 million for the six month period ended June 30, 2012.

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

Business communications services: Demand for advanced communications services is expected to drive growth in revenues from business customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We view this as a strategic growth area, but we are subject to competition from other carriers and cable television companies, which could suppress growth. See "Competition" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, for more details.

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

Wireless backhaul: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and replacing copper facilities with fiber facilities to wireless towers we already serve. During the three and six month periods ended June 30, 2012, we spent approximately $70.0 million and $130.0 million, respectively, in fiber-to-the-tower investments and we expect to continue make significant success-based capital investments during 2012 to offer additional wireless backhaul services to wireless carriers.

Consumer high-speed Internet: As a result of our already high penetration of 69 percent of primary residential lines, we lost approximately 5,000 consumer high-speed Internet customers during the second quarter of 2012. We expect the pace of high-speed Internet customer growth to continue to slow as the number of households without high-speed Internet service shrinks and our penetration continues to increase. However, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up and the first quarter launch of Merge, will drive growth in consumer high-speed Internet revenues. As of June 30, 2012, we could deliver speeds of 3 Megabits per second ("Mbps") to approximately 97 percent of our addressable lines, and speeds of 6 Mbps, 12 Mbps and 24 Mbps are available to approximately 72 percent, 47 percent and 12 percent of our addressable lines, respectively.

Consumer access line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in access lines due to competition from cable television companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of June 30, 2012, all of our access lines had wireless competition and approximately 69 percent of our access lines had fixed-line voice competition. Consumer lines decreased 86,000, or 4.4 percent during the twelve month period ended June 30, 2012, primarily due to the effects of competition.

Synergies and operational efficiencies: We continually strive to identify opportunities for operational efficiencies, in the context of both our acquired businesses and legacy operations. During the three and six month periods ended June 30, 2012, we recognized approximately $44.0 million and $78.0 million in synergies from our acquisitions completed since the beginning of 2010, respectively, primarily related to workforce and network efficiencies. In addition to acquisition-related synergies, we also evaluate our legacy operations for operational efficiency. On May 31, 2012, we announced a plan to review our management structure to increase the efficiency of decision-making and position ourselves for continued success. We expect to eliminate approximately 350-375 management positions, resulting in annualized savings of approximately $30.0 million to $40.0 million.

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

The PAETEC transaction:

•	adds an attractive base of medium-to large-sized business customers;

•	expands our existing business service offerings;

•	provides opportunities for approximately $100.0 million in pre-tax operating cost and $10.0 million in capital synergies;

•	creates a nationwide fiber network, adding 36,700 fiber miles; and

•	adds seven data centers.

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

The following table reflects our consolidated operating results as of June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions) (a) (b) (c)	2012	2011	2012	2011
Revenues and sales:
Service revenues:
Business	$892.5	$491.2	$1,789.0	$976.2
Consumer	336.3	347.1	674.0	693.8
Wholesale	214.3	151.4	439.1	305.2
Other	26.9	12.0	56.3	23.0
Total service revenues	1,470.0	1,001.7	2,958.4	1,998.2
Product sales	67.8	28.0	124.6	54.5
Total revenues and sales	1,537.8	1,029.7	3,083.0	2,052.7
Costs and expenses:
Cost of services	653.6	373.2	1,312.9	735.2
Cost of products sold	57.6	24.0	102.5	44.1
Selling, general, administrative and other	238.1	132.1	491.1	266.9
Depreciation and amortization	320.0	196.8	632.1	402.0
Merger and integration costs	19.4	5.1	41.7	14.0
Restructuring charges	10.3	0.1	11.2	0.2
Total costs and expenses	1,299.0	731.3	2,591.5	1,462.4
Operating income	238.8	298.4	491.5	590.3
Other income (expense), net	3.2	(3.2)	9.8	(0.6)
(Loss) gain on early extinguishment of debt	—	(2.5)	1.9	(103.9)
Interest expense	(153.5)	(136.4)	(310.0)	(282.9)
Income from continuing operations before income taxes	88.5	156.3	193.2	202.9
Income taxes	33.8	59.6	73.8	76.8
Income from continuing operations	54.7	96.7	119.4	126.1
Discontinued operations, net of tax	(0.5)	—	(0.6)	—
Net income	$54.2	$96.7	$118.8	$126.1

(a)
Results from operations include post-acquisition results from the former PAETEC operations. In the discussion and analysis provided below regarding changes in consolidated revenues and expenses in 2012, the impact of this acquisition on these changes is considered to be the revenues and expenses recognized during the period of each year for which results from the acquired operations are not included in the comparative period of the prior year.

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

We experience competition in the business channel primarily from other carriers, including traditional telephone companies and alternative providers. Cable television companies are also a source of competition, primarily for small business customers and wireless backhaul contracts but have communicated their intention to compete for larger customers by expanding their product and sales capabilities.

Despite the opportunities for growth from business services, competition and weakness in the economy may have the effect of suppressing revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$389.5		$783.8
Due to increases in data and integrated services revenues (a)	8.8		18.3
Due to increases in carrier revenues (b)	4.1		11.2
Due to increases in data centers and managed services revenues (c)	3.4		7.0
Due to increases in high-speed Internet revenues	1.5		2.9
Due to decreases in traditional voice, long distance and miscellaneous revenues (d)	(6.0)		(10.4)
Total increases in business revenues	$401.3	82%	$812.8	83%

(a)	Increases in data and integrated services revenues were primarily due to demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)	Increases in carrier revenues, which primarily represent monthly recurring charges for dedicated circuits, were attributable to strong demand from wireless and other carriers, previously discussed.

(c)	Increases in data centers and managed services revenues, which primarily represent data center and colocation revenues, were due to increased demand and incremental sales, as well as new data centers.

(d)	Decreases in traditional voice service revenues were primarily attributable to competition and migration of existing customers to integrated services and bundled offerings.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers.

We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable television companies and other providers using emerging technologies. For the twelve months ended June 30, 2012, consumer voice lines decreased by approximately 86,000, or 4.4 percent. Increasing revenues from high-speed Internet and related services help to offset some of the losses in consumer voice revenues. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the twelve months ended June 30, 2012, consumer high-speed Internet customers increased by approximately 20,000, or 1.7 percent. During the second quarter of 2012, our consumer high-speed Internet customers decreased by approximately 5,000. As of June 30, 2012, we provided high-speed Internet service to approximately 41 percent of total access lines in service and approximately 69 percent of primary residential lines in service. As of June 30, 2012, approximately 75 percent of our total access lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2012, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. We expect the pace of high-speed Internet customer growth to continue to slow as the number of households without high-speed Internet service shrinks and our penetration continues to increase.

To combat competitive pressures in our markets, we emphasize our bundle service strategy and continue to enhance our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet revenues (a)	4.2		10.5
Due to decreases in voice, long distance and miscellaneous revenues (b)	(15.0)		(30.3)
Total decreases in consumer revenues	$(10.8)	(3)%	$(19.8)	(3)%

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

Revenues from these services are expected to decline due to access line losses and reductions in switched access rates.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC (a)	$76.7		$159.5
Due to increases in federal USF revenues (b)	1.5		2.4
Due to decreases in state USF revenues	(0.4)		(1.1)
Due to decreases in voice and other revenues	(0.5)		(1.2)
Due to decreases in switched access revenues (c)	(14.4)		(25.7)
Total increases in wholesale revenues	$62.9	42%	$133.9	44%

(a)	During the first quarter of 2012, we suspended and modified certain PAETEC wholesale products, which represented approximately $10.4 million in revenue recognized during the first half of 2012.

(b)
Increases in federal USF revenues resulted from increases in USF surcharge revenues, driven by an increase in the USF contribution factor from 14.9 percent to 17.4 percent. The changes to the USF surcharge revenues resulted in a proportionate change in federal USF expense included in cost of services below. These increases were partially offset by decreases in federal funds received and line loss.

(c)	Decreases in switched access revenues were primarily due to continued declines in voice lines, as well as the impact of intercarrier compensation reform.

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

The following table reflects the primary drivers of year-over-year changes in other service revenues:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$18.3		$38.4
Due to decreases in other	(3.4)		(5.1)
Total increases in other revenues	$14.9	124%	$33.3	145%

Product Sales

Product sales include data and communications equipment sold to businesses and high-speed Internet modems, home networking equipment, computers and other equipment sold to consumers. In addition, we sell network equipment to contractors on a wholesale basis.

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$28.0		$55.8
Due to increases in contractor sales (a)	8.9		12.9
Due to increases in consumer product sales (b)	2.3		1.2
Due to increases in business product sales	0.6		0.2
Total increases in product sales	$39.8	142%	$70.1	129%

(a)	Increases in contractor sales were primarily due to increased sales of outside plant materials.

(b)	Increases of consumer product sales were driven by increased sales for home networking and customer premise equipment.

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$280.0		$564.4
Due to increases in interconnection expense (a)	7.7		14.2
Due to increases in third-party costs for ancillary voice and data services (b)	7.1		9.1
Due to increases in federal USF expenses (c)	1.9		3.2
Due to decreases in network operations and other (d)	(6.2)		(0.9)
Due to decreases in postretirement and pension expense (e)	(10.1)		(12.3)
Total increases in cost of services	$280.4	75%	$577.7	79%

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

(c)
Increases in federal USF contributions were proportionate to increases in federal USF surcharge revenues, driven by an increase in the USF contribution factors from 14.9 percent and 17.4 percent for the six month periods ended June 30, 2011 and 2012, respectively.

(d)	Decreases in network operations and other expenses were due to incremental internal labor charged to capital projects as a result of increased capital spend and activity.

(e)
Decreases in postretirement and pension expense were primarily driven by the recognition of a curtailment gain due to an amendment of postretirement benefit plans to eliminate all benefits for certain current retirees, further explained in Note 8, and partially offset by an increase in pension expense due to a decrease in the discount rate from 5.31 percent to 4.64 percent.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$23.7		$44.8
Due to increases in costs of contractor sales (a)	9.0		13.0
Due to increases in consumer costs of product sold (b)	0.6		—
Due to increases in equipment sales to business customers	0.3		0.6
Total increases in cost of products sold	$33.6	140%	$58.4	132%

(a)	Increases in contractor cost of products sold were consistent with the changes in contractor sales.

(b)	Increases in consumer costs of products sold were driven by the increase in sales, driven by higher customer broadband additions as compared to the same period in the prior year.

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, information technology support systems, costs associated with corporate and other support functions and professional fees. These expenses also include salaries and wages and employee benefits not directly associated with the provision of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$110.0		$228.0
Due to increases in medical insurance expenses (a)	4.7		10.2
Due to changes in other costs	0.4		2.4
Due to decreases in pension and postretirement expenses (b)	(3.2)		(3.7)
Due to decreases in sales and marketing expenses (c)	(5.9)		(12.7)
Total increases in SG&A and other expenses	$106.0	80%	$224.2	84%

(a)	Increases in medical insurance expenses were primarily due to increases in medical claims and related costs.

(b)
Decreases in postretirement and pension expense were primarily driven by the recognition of a curtailment gain due to an amendment of postretirement benefit plans to eliminate all benefits for certain participants, further explained in Note 8, and partially offset by an increase in pension expense due to a decrease in the discount rate from 5.31 percent to 4.64 percent.

(c)	Decreases in sales and marketing expenses were due to lower compensation costs for the business channel and decreased advertising expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of our plant assets and the amortization of our intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to depreciation of PAETEC's plant assets	$48.5		$90.4
Due to amortization of intangible assets acquired from PAETEC	39.7		81.3
Due to increases in depreciation expense (a)	41.6		71.8
Due to decreases in amortization expense (b)	(6.6)		(13.4)
Total changes in depreciation and amortization expense	$123.2	63%	$230.1	57%

(a)
Increases in depreciation expense were primarily due to additions in property, plant and equipment. Additionally, we implemented new depreciation rates beginning in the first half of 2012 for certain subsidiaries, which resulted in a net increase to depreciation expense of $30.2 million for the six month period ended June 30, 2012. See Note 2 to the consolidated financial statements.

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

Restructuring charges are sometimes incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. On May 31, 2012, we announced the review of our management structure to increase the efficiency of decision-making and position ourselves for continued success. We expect to eliminate approximately 350 to 375 management positions, which is expected to be complete in the third quarter of 2012.

On August 2, 2012, we announced additional changes resulting from the ongoing management structure review, resulting in severance related costs of $4.5 million. Including the charges related to the August 2, 2012 announcement, we anticipate pre-tax restructuring charges of approximately $10.0 million to $15.0 million during the remainder of 2012, primarily associated with severance and related costs. The changes are expected to result in annualized savings of approximately $30.0 million to $40.0 million. Severance, lease exit costs and other related charges are included in restructuring charges. Merger, integration and restructuring costs are unpredictable by nature but should not necessarily be viewed as non-recurring.

Set forth below is a summary of merger, integration and restructuring costs for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2012	2011	2012	2011
Merger and integration costs:
Transaction costs associated with acquisitions (a)	$3.8	$0.9	$7.1	$3.3
Employee related transition costs (b)	4.1	1.9	14.3	6.9
Computer system and conversion costs	2.0	1.9	3.4	3.4
Signage, rebranding and other costs	9.5	0.4	16.9	0.4
Total merger and integration costs	19.4	5.1	41.7	14.0
Restructuring charges (d)	10.3	0.1	11.2	0.2
Total merger, integration and restructuring charges	$29.7	$5.2	$52.9	$14.2

(a)
Transaction costs incurred during the first quarter of 2012 primarily relate to accounting, legal, broker fees and other miscellaneous costs associated with the acquisition of PAETEC. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee related transition costs during the first quarter of 2012 primarily consists of severance related to the integration of PAETEC.

(c)	Signage, rebranding and other costs includes signage, rebranding, lease termination, consulting fees associated with integration activities and other integration related expenses.

(d)	Restructuring charges primarily related to the restructuring announcement made on May 31, 2012. See previous discussion.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of June 30, 2012, we had unpaid merger, integration and restructuring liabilities totaling $28.4 million, which consisted of $7.7 million of accrued severance costs primarily associated with the integration of PAETEC and $5.5 million primarily associated with the restructuring announcement made on May 31, 2012. Severance and related employee costs are included in other current liabilities in the the accompanying unaudited interim consolidated balance sheet and will be paid as positions are eliminated, excluding salary continuation payments. These payments will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $59.6 million, or 20.0 percent and $98.8 million, or 16.7 percent, during the three and six month periods ended June 30, 2012, respectively, as compared to the same period in 2011. The decrease for the three month period ended June 30, 2012, as compared to the same period in 2011, was primarily due to an increase in depreciation and amortization expense of $123.2 million, driven by PAETEC and a change in depreciable lives for certain subsidiaries, as previously discussed, and an increase in merger, integration and restructuring charges of $24.5 million. These increases in expense were partially offset by operating income generated from PAETEC of $10.7 million and expense management initiatives.

The decrease for the six month period ended June 30, 2012, as compared to the same period in 2011 was primarily due to an increase in depreciation and amortization expense of $230.1 million, driven by PAETEC and a change in depreciable lives for certain subsidiaries. These increases in expense were partially offset by operating income generated from PAETEC of $28.7 million and expense management initiatives. In addition, operating income was unfavorably impacted in both periods by the revenue impact associated with continued access line losses.

Operating Income before Depreciation and Amortization ("OIBDA")

OIBDA increased $63.6 million, or 12.8 percent and $131.3 million, or 13.2 percent, for the three and six month periods ended June 30, 2012, respectively, as compared to the same period in 2011 (see "Reconciliation of non-GAAP Financial Measures"). The increases for the three and six month periods ended June 30, 2012, were primarily due to OIBDA from PAETEC of $98.8 million and $200.4 million, respectively, partially offset by declines in consumer revenues and an increase in merger, integration and restructuring charges, discussed above.

Other Income (Expense), Net

Set forth below is a summary of other income, net for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2012	2011	2012	2011
Interest income	$—	$—	$1.0	$1.5
Gain on sale of investments (a)	0.3	0.3	7.4	0.9
Other income, net	3.7	—	4.0	0.5
Ineffectiveness of interest rate swaps (b)	(0.8)	(3.5)	(2.6)	(3.5)
Other income (expense), net	$3.2	$(3.2)	$9.8	$(0.6)

(a)
This increase for the six month period ended June 30, 2012 was primarily due to the sale of wireless assets associated with Iowa Telecom and D&E Communications, Inc. ("D&E"). See Note 2 to the consolidated financial statements.

(b)	This decrease in expense was due to a charge to earnings related ineffectiveness of our cash flow hedges during the three and six month periods ended June 30, 2011.

Loss (Gain) on Extinguishment of Debt

During the first quarter of 2012, we retired all $300.0 million of the outstanding 9.500 percent notes due July 15, 2015 ("PAETEC 2015 Notes"). The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result we recognized a gain on extinguishment of debt of $1.9 million during the six month period ended June 30, 2012.

During the six month period ended June 30, 2011, we repurchased $1,194.5 million of our 2016 8.625 percent Senior Notes ("2016 Notes") and all $400.0 million of our 7.750 percent Valor Notes ("Valor Notes"). We financed these transactions with proceeds from various debt offerings and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $103.9 million during the first quarter of 2011.

The loss (gain) on extinguishment of debt is shown as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2012	2011	2012	2011
2015 PAETEC Notes:
Premium on early redemption	$—	$—	$14.3	$—
Unamortized premium on original issuance	—	—	(16.2)	—
Gain on early extinguishment for 2015 PAETEC Notes	—	—	(1.9)	—
2016 Notes:
Premium on early redemption	—	2.0	—	77.5
Unamortized discount on original issuance	—	0.4	—	18.6
Third-party fees for early redemption	—	—	—	2.7
Unamortized debt issuance costs on original issuance	—	0.1	—	0.9
Loss on early extinguishment for 2016 Notes	—	2.5	—	99.7
Valor Notes:
Premium on early redemption	—	—	—	10.3
Third-party fees for early redemption	—	—	—	0.4
Unamortized premium on original issuance	—	—	—	(6.5)
Loss on early extinguishment for Valor Notes	—	—	—	4.2
Total loss (gain) on early extinguishment of debt	$—	$2.5	$(1.9)	$103.9

Interest Expense

Set forth below is a summary of interest expense for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Senior secured credit facility, Tranche A	$3.0	$1.7	$4.9	$3.5
Senior secured credit facility, Tranche B, net of interest rate swaps	24.0	26.2	48.8	53.2
Senior secured credit facility, revolving line of credit	5.6	5.0	12.1	7.9
Senior unsecured notes	100.2	102.9	200.3	212.8
Notes issued by subsidiaries	22.5	2.3	46.5	7.9
Interest on capital leases and other	0.8	0.1	1.8	0.2
Less capitalized interest expense	(2.6)	(1.8)	(4.4)	(2.6)
Total interest expense	$153.5	$136.4	$310.0	$282.9

Interest expense increased $17.1 million, or 12.5 percent and $27.1 million, or 9.6 percent for the three and six month periods ended June 30, 2012, as compared to the same period of 2011, respectively. The increase in 2012 was primarily due to interest incurred on notes issued by subsidiaries, specifically PAETEC.

Income Taxes

Income tax expense decreased $25.8 million, or 43.3 percent and $3.0 million, or 3.9 percent for the three and six month periods ended June 30, 2012, as compared to the same periods in 2011, respectively. The decrease in income tax expense in 2012 is primarily due to a decrease in income before taxes. Our effective tax rate increased to 38.2 percent for both the three and six month periods ended June 30, 2012, as compared to 38.1 percent and 37.9 percent in the corresponding periods in 2011.

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

Discontinued Operations, Net of Tax

On November 30, 2011, we completed the acquisition of PAETEC. The operating results of the energy business acquired as part of PAETEC, which sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive supplier, have been separately presented as discontinued operations in the accompanying consolidated statements of income. During the second quarter of 2012, we entered into an agreement to divest the energy business. This transaction was completed on June 15, 2012. See Note 14 for additional information.

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

Federal Regulation and Legislation

Intercarrier Compensation and USF Reform

On November 18, 2011, the FCC released an order ("the Order") which established a framework for reform of the intercarrier compensation system and the federal USF. The Order included two major provisions:

•	the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates; and

•	the provision of USF support for voice and broadband services.

In reforming the USF, the Order established a short-term ("Phase 1") and a longer-term ("Phase 2") framework for the new fund, the Connect America Fund ("CAF"). Under Phase 1 of CAF, the Order provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved locations equal to the amount of incremental support accepted divided by $775. As a result, Phase 1 support is limited to $775 per unserved location, making projects that exceed that amount uneconomic to pursue even with CAF phase 1 support. As a result of our aggressive broadband deployment schedule, the majority of our unserved locations would be much higher than $775. On July 24, 2012, we elected to accept approximately $0.7 million of the incremental broadband funding under the FCC's requirements for CAF Phase 1 under the current framework and filed a waiver seeking to modify certain requirements, which would allow us to accept another $59.3 million to expand our broadband footprint.

For Phase 2 of CAF, the FCC is working to establish rules for CAF funding based on a forward-looking cost model to further extend broadband to high-cost areas. If the FCC does not complete Phase 2 of CAF by the end of 2012, our USF funding will continue to be frozen at 2011 levels until completion of Phase 2 of CAF, but we will be required to use one-third of the frozen legacy support to operate and build broadband networks beginning in 2013. In 2014, this condition will increase from one-third to two-thirds, and in 2015 will increase to 100 percent. Based on current expenditures, we do not foresee any concerns complying with these additional funding conditions for all periods. The FCC is currently conducting the CAF Phase 2 rule-making proceeding, and we do not expected this proceeding to be complete by the end of 2012.

As part of the Order's reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reductions and ultimate elimination of terminating access rates. First, the FCC established a monthly charge that may be assessed to our retail consumers (“Access Recovery Charge” or “ARC”) subject to certain rate caps. Second, revenue reductions not recovered from the assessment of the ARC are eligible for recovery through additional universal service support through an access recovery mechanism (or “ARM”).

On April 25, 2012, the FCC decided that on July 1, 2014, originating access charges for intrastate long distance traffic exchanged between an Internet-protocol network and the traditional telecommunications network will be subject to no higher than interstate originating access rates. On July 27, 2012, we filed a notice of appeal with the U.S. Court of Appeals of the District of Columbia seeking relief from the April 2012 ruling on the grounds that it is arbitrary, capricious, in excess of the FCC's statutory authority and otherwise not in accordance with law. We continue to assess the impacts of the FCC's intercarrier compensation reform on our wholesale business activities.

Additional implications of the Order will likely result in future additional rule making and require significant interpretation, management judgment and collaboration with other telecommunications carriers. As a result of these factors, we expect that numerous disputes will continue to arise between Windstream and other carriers with respect to the proper amount of intercarrier compensation that is payable between such parties, and these disputes can sometimes become significant. Our policy is to establish reserves on wholesale revenues and accounts receivable balances when collectability is not reasonably assured. We do not believe that ultimate resolution of uncertainties, including asserted and unasserted disputes and claims from other telecommunications carriers, relate to wholesale services provided to date will have a material impact on the future consolidated results of operations, cash flows or our financial condition.
We believe the steps we have taken to diversify our revenue streams and focus on growth opportunities will help us navigate through this transition without significant adverse effects. Given the ongoing transformation of our business towards business and enterprise, coupled with the positive impact of the ARC and the additional universal service support available from the ARM, we do not believe the Order's reform of intercarrier compensation will have a material impact on our results of operation, cash flows or our financial condition.

Set forth below is a summary of intercarrier compensation revenue, reciprocal compensation expense and federal universal service support for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Intercarrier compensation revenue	$86.3	$73.9	$183.1	$148.4
Reciprocal compensation expense	$39.1	$13.1	$98.9	$28.6
Federal universal service support	$25.4	$25.2	$50.2	$50.3

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

Selected information related to the broadband stimulus expenditures and receipts is as follows for the three and six month periods ended June 30:

(Millions)	Three Months Ended		Six Months Ended		Inception to Date
	2012	2011	2012	2011
Stimulus capital expenditures funded by RUS	$25.7	$1.4	$37.8	$2.0	$60.5
Stimulus capital expenditures funded by Windstream (a)	8.6	0.5	12.6	0.7	20.2
Total stimulus capital expenditures	$34.3	$1.9	$50.4	$2.7	$80.7
Funds received from RUS	$12.9	$—	$19.6	$—	$23.6

(a)	Stimulus capital expenditures funded by Windstream are included in our capital expenditure totals for each period presented in the statements of cash flows.

State Regulation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the six month period ended June 30, 2012, we recognized $64.1 million in state USF revenue, which included approximately $44.9 million from the Texas USF. These payments are intended to provide additional support, beyond the federal USF receipts, for the high cost of operating in certain rural markets.

Several states, including Texas and Pennsylvania, are currently conducting a review of their universal service funds. In Texas specifically, the Commission initiated a proceeding to determine a reasonable rate for basic local telecommunications service, which will be used to determine the amount of permissible future local rate increases and corresponding state USF support available to eligible recipients. A decision on this rate level is expected to be made by the fourth quarter of 2012. Until a final decision is issued, the financial impact of this reform cannot be determined. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, for more information regarding our state regulatory matters.

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

Our cash position decreased by $189.5 million to $37.5 million at June 30, 2012, from $227.0 million at December 31, 2011, as compared to an increase of $9.8 million during the same period in 2011. Cash outflows were primarily driven by repayments of debt and payment of interest, capital expenditures and payments of dividends. These outflows were partially offset by cash inflows from operations of $836.8 million and proceeds from debt issuance of $750.0 million.

Historical Cash Flows

The following table summarizes our cash flow activities for the six month periods ended June 30:

(Millions)	2012	2011
Cash flows provided from (used in):
Operating activities	$836.8	$586.7
Investing activities	(463.3)	(339.0)
Financing activities	(563.0)	(237.9)
(Decrease) increase in cash and cash equivalents	$(189.5)	$9.8

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $250.1 million in six month period ended June 30, 2012, as compared to the same period in 2011. The increase during 2012 is primarily attributable to the $101.2 million increase in net income taxes refunded, cash flows generated from PAETEC and a decrease of $17.0 million in cash interest paid.

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

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. Cash used in investing activities increased by $124.3 million in the six month period ended June 30, 2012 as compared to the same period in 2011, primarily driven by increased capital expenditures, as discussed below. This increase was partially offset by approximately $57.0 million in proceeds from the disposition of wireless assets. See Note 2 to the consolidated financial statements.

Capital expenditures were $502.1 million and $329.5 million for six month period ended June 30, 2012 and the same period in 2011, respectively. Capital expenditures increased $172.6 million for six month period ended June 30, 2012, driven by success-based fiber-to-the-tower initiatives, expansion of our data center presence, enhancements to our network and the acquisition of PAETEC. Given the growing bandwidth needs fueled by wireless data growth, wireless carriers have aggressively accelerated their fiber deployment plans and increased the number of towers targeted for fiber. We are also having success winning fiber bids outside of our territories. We expect increases in wireless data usage and expansion of wireless 4G networks through the end of 2013, which will provide more opportunities for our wireless backhaul services. These capital investments offer attractive long-term returns and position our business to continue improving our financial performance going forward. The primary uses of cash for future capital expenditures are for property, plant and equipment necessary to support our network operations, including spend on success-based fiber initiatives such as fiber-to-the-tower and data center expansions.

Cash Flows - Financing Activities

Cash used in financing activities increased by $325.1 million for the six month period ended June 30, 2012, as compared to the same period in 2011. This increase was due to repayments of debt, partially offset by debt proceeds, discussed below. We retired $300.0 million in outstanding indebtedness related to the PAETEC 2015 Notes. Additionally, we borrowed $470.0 million under the revolving line of credit in our senior secured credit facility and later repaid $685.0 million during the first quarter of 2012. During the first quarter of 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding ("Tranche A2") to Tranche A3 senior secured credit facilities ("Tranche A3") and incurred new borrowings of $280.0 million of Tranche A3 facilities, which will also be due December 30, 2016.

During the first half of 2011, we issued $1,250.0 million in additional notes and extended the maximum line of credit under our revolving credit agreement from $750.0 million to $1,250.0 million. The proceeds from the additional notes, along with borrowing from the revolving line of credit, were used to retire $1,594.5 million in outstanding indebtedness. This included $1,194.5 million of our 2016 Notes and all $400.0 million of our Valor Notes. These transactions allowed us to extend our existing debt maturities and lower our future interest costs.

Our board of directors maintains a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to our restricted payment capacity under our debt covenants as further discussed below. Dividends paid to shareholders were $0.25 per share during both the first and second quarter of 2012, totaling $293.5 million, which was an increase of $40.2 million due to additional shares issued and outstanding during 2012 from shares issued for the acquisition of PAETEC. On August 8, 2012, we declared a dividend of 25 cents per share on our common stock, which is payable on October 15, 2012, to shareholders of record on September 28, 2012.

We anticipate refinancing the majority of the principal amounts maturing in 2013 before they mature as we do not expect that cash flows from operations will be sufficient to fund the scheduled maturities. As discussed below, we amended our credit facility to, among other things raise additional term loan proceeds that were used to repay our revolver borrowings and for general corporate purposes, thereby creating sufficient liquidity to repay the 2013 debt maturities. We also plan to use cash generated from operations to pay down a portion of the principal amounts maturing in 2013.

Pension Contributions

We did not make a pension contribution during the first half of 2012. Based on an actuarial valuation completed during the first quarter of 2012, we will not be required to make a pension contribution during 2012, but can make a contribution on a voluntary basis. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan. During the first quarter of 2011, we contributed 4.9 million shares of our common stock to the Windstream Pension Plan. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $60.6 million. The pension trust subsequently sold all 4.9 million shares for approximately $61.1 million.

In July 2012, the Moving Ahead for Progress in the 21st Century Act (the "Act") was signed into law. The Act contains important pension funding stabilization provisions, which will impact employer-sponsored defined benefit pension plans. While we are assessing the impact the Act will have on our minimum contribution in future years, we maintain that we will not be required to make a pension contribution during 2012.

Debt Capacity

As of June 30, 2012, we had $8,748.2 million in long-term debt outstanding, including current maturities and excluding the premium and capital lease obligations (see Note 5).

Effective August 8, 2012, we amended and restated our existing senior secured credit facilities to, among other things: (i) provide for the incurrence of up to $900.0 million of additional term loans, the proceeds of which were used to repay the full outstanding balance of the credit facility revolver, without any reduction in commitments, and for general corporate purposes; and (ii) modify certain other definitions and provisions.

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

As of June 30, 2012, we had approximately $1,171.5 million of restricted payment capacity as governed by our credit facility, which limits the amount of dividends we may distribute. We build additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. We will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

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

Certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2012, we were in compliance with all debt covenants and restrictions.

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

(Millions, except ratios)	June 30, 2012
Gross leverage ratio:
Total debt	$8,860.1
Operating income, last twelve months	$869.2
Depreciation and amortization, last twelve months	1,077.6
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	472.3
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$2,419.1
Leverage ratio (b)	3.66
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,419.1
Interest expense, last twelve months	$585.4
Adjustments required by the credit facilities and indentures (c)	53.6
Adjusted interest expense	$639.0
Interest coverage ratio (d)	3.79
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility and indentures primarily consist of the inclusion of PAETEC's preacquisition operating income before depreciation and amortization, pension and share-based compensation expense and non-recurring merger, integration and restructuring charges.

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

Credit Ratings

As of July 31, 2012, Moody’s Investors Service, Standard & Poor’s ("S&P") Corporation and Fitch Ratings had granted us the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Stable	Stable	Stable

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

Set forth below is a summary of our material contractual obligations and commitments as of June 30, 2012, to include the changes discussed above:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$47.2	$1,205.4	$2,694.0	$4,801.6	$8,748.2
Interest payments on long-term debt obligations (b)	593.4	1,023.5	915.7	1,107.7	3,640.3
Total projected long-term debt and interest payments	$640.6	$2,228.9	$3,609.7	$5,909.3	$12,388.5

(a)	Excludes $71.0 million of unamortized premiums (net of discounts) included in long-term debt at June 30, 2012.

(b)	Variable rates on tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.47 percent at June 30, 2012.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions)	2012	2011	%	2012	2011	%
Operating income	$238.8	$298.4		$491.5	$590.3
Depreciation and amortization	320.0	196.8		632.1	402.0
OIBDA (a)	$558.8	$495.2	13%	$1,123.6	$992.3	13%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. Management believes this measure provides investors with insight into the core earnings capacity of providing communications and technology services to its customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. See Note 2 for an updated discussion regarding the new depreciation rates for certain subsidiaries and goodwill reporting units.

There were no other material changes to our critical accounting policies during the six month period ended June 30, 2012.

Recently Issued Authoritative Guidance

The following authoritative guidance will be adopted by us in the reporting period indicated. This authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Balance Sheet Offsetting (first quarter of 2013)

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, expected savings from management restructuring and forecasted capital expenditure amounts. These and other forward-looking statements include statements about our ability to generate cash flows in future periods and to pay our current dividend, and these statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

•	the impact of new, emerging or competing technologies;

•
the uncertainty regarding the implementation of the FCC rules on intercarrier compensation, and the potential for the adoption of further rules by the FCC or Congress on intercarrier compensation and/or universal service reform proposals that result in a significant loss of revenue to us;

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•
for certain operations where we lease facilities from other carriers, adverse effects on the availability, quality of service and price of facilities and services provided by other carriers on which our services depend;

•	the availability and cost of financing in the corporate debt markets;

•	the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	unfavorable results of litigation;

•	continued access line loss;

•	unfavorable rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate; and

•
those additional factors under "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Market Risk

Our market risks at June 30, 2012, are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC") on February 22, 2012. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not directly own significant marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries. However, our pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

Interest Rate Risk

We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates we are charged under our senior secured credit facility. Under our current policy, we enter into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of our total debt outstanding. For a detailed discussion of our interest rate swap agreements, see Note 5 to the consolidated financial statements.

We have established policies and procedures for risk assessment and the approval, reporting and monitoring of interest rate swap activity. We do not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of June 30, 2012, the unhedged portion of our variable rate senior secured credit facility was $1,494.7 million, or approximately 17.0 percent of our total outstanding long-term debt and capital lease obligations. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $14.9 million. Actual results may differ from this estimate.

Equity Risk

We have exposure to market risk through our pension plan investments. During the six month period ended June 30, 2012, the fair market value of these investments increased from $948.9 million to $972.7 million due to the return on assets held of $61.6 million, or 6.5 percent. These increases were partially offset by routine benefit payments of $30.1 million and lump sum payments and administrative expenses of $7.7 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan. See "Critical Accounting Policies and Estimates - Pension Benefits" in Market Risk portion of our Financial Supplement of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, for a discussion of the sensitivity of our pension expense.

Foreign Currency Risk

Although we do not operate in foreign countries, our pension plan invests in international securities. As of June 30, 2012 approximately $81.6 million or 8.4 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure.

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

WINDSTREAM CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to various legal proceedings, the ultimate resolution of which cannot be determined at this time. Management does not believe such proceedings, individually or in the aggregate, will have a material impact on the future consolidated results of our income, cash flows or financial condition.

In addition, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material impact on our consolidated financial condition or results of our operations.

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

To offer voice and data services in several markets in which we operate, we must interconnect our network with the networks of the incumbent carriers. We place a significant amount of reliance on these carriers to provide these connections soon after we place the order, so that we can complete the provisioning of services for our customers. Additionally, even in markets where we are the incumbent carrier, our service may interconnect with facilities of another carrier to ensure transfer of voice and data traffic from the origination point to the ultimate termination point. Work stoppages experienced by AT&T Inc.,Verizon Communications, Inc. or any other carrier on which we place reliance, whether due to labor disputes or other matters, could adversely affect our business through unanticipated delays in the delivery of services purchased to our customers and increased prices to source purchases through alternative vendors, and ultimately could result in cancellation of pending orders. Additionally, work stoppages could result in delays in scheduled or necessary maintenance events in response to trouble tickets or outages on our vendor's networks for existing customer services or for services that we purchase from them for our own needs.

Any such disruption could have an adverse effect on our business, our results of operations and financial condition.

Item 5. Other Information

None.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 67.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Anthony W. Thomas
Anthony W. Thomas Chief Financial Officer (Principal Financial Officer)
August 9, 2012

WINDSTREAM CORPORATION FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

(a)	Filed herewith.