Form 10-Q
period 2012-09-30
WINDSTREAM CORP
filed 2012-11-08
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

☐  YES  ☒  NO
Number of common shares outstanding as of October 31, 2012 - 588,127,475

The Exhibit Index is located on page 70

WINDSTREAM CORPORATION
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2012	2011	2012	2011
Revenues and sales:
Service revenues:
Business	$906.4	$491.8	$2,694.8	$1,468.0
Consumer	335.4	344.9	1,010.0	1,038.7
Wholesale	219.8	147.6	658.9	452.8
Other	26.1	10.3	82.4	33.3
Total service revenues	1,487.7	994.6	4,446.1	2,992.8
Product sales	64.7	28.6	189.3	83.1
Total revenues and sales	1,552.4	1,023.2	4,635.4	3,075.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	671.3	366.3	1,987.3	1,101.5
Cost of products sold	56.8	24.5	159.3	68.6
Selling, general, and administrative	225.4	130.9	713.4	397.8
Depreciation and amortization	326.4	203.8	958.5	605.8
Merger and integration costs	12.7	19.9	54.4	33.9
Restructuring charges	12.1	0.5	23.3	0.7
Total costs and expenses	1,304.7	745.9	3,896.2	2,208.3
Operating income	247.7	277.3	739.2	867.6
Other (expense) income, net	(5.3)	(1.5)	4.6	(2.1)
(Loss) gain on early extinguishment of debt	—	(20.5)	1.9	(124.4)
Interest expense	(155.4)	(134.2)	(465.4)	(417.1)
Income from continuing operations before income taxes	87.0	121.1	280.3	324.0
Income taxes	33.3	43.0	107.1	119.8
Income from continuing operations	53.7	78.1	173.2	204.2
Discontinued operations, net of tax	—	—	(0.7)	—
Net income	$53.7	$78.1	$172.5	$204.2
Basic and diluted earnings per share:
From continuing operations	$.09	$.15	$.29	$.40
From discontinued operations	—	—	—	—
Net income	$.09	$.15	$.29	$.40

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2012	2011	2012	2011
Net income	$53.7	$78.1	$172.5	$204.2
Other comprehensive (loss) income:
Interest rate swaps:
Changes in designated interest rate swaps	(18.8)	(22.9)	(23.6)	(34.4)
Amortization of unrealized losses on de-designated interest rate swaps	11.3	12.3	33.0	37.3
Income tax benefit (expense)	2.9	4.1	(3.6)	(1.1)
Unrealized holding (losses) gains on interest rate swaps	(4.6)	(6.5)	5.8	1.8
Postretirement and pension plans:
Change in net actuarial gain (loss) for postretirement plan	0.6	(0.7)	3.8	53.1
Gain from plan curtailment	—	—	(9.6)	(14.7)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.6	0.3	1.8	0.8
Amortization of prior service credits	(3.1)	(3.0)	(9.1)	(7.6)
Income tax benefit (expense)	0.5	1.8	4.8	(12.1)
Change in postretirement and pension plans	(1.4)	(1.6)	(8.3)	19.5
Other comprehensive (loss) income	(6.0)	(8.1)	(2.5)	21.3
Comprehensive income	$47.7	$70.0	$170.0	$225.5

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$114.8	$227.0
Restricted cash	39.9	21.7
Accounts receivable (less allowance for doubtful
accounts of $36.4 and $29.9, respectively)	632.9	657.4
Income tax receivable	1.9	124.1
Inventories	74.4	76.5
Deferred income taxes	126.0	232.1
Prepaid income taxes	22.7	15.3
Prepaid expenses and other	200.9	102.9
Assets held for sale	—	61.4
Total current assets	1,213.5	1,518.4
Goodwill	4,411.6	4,301.7
Other intangibles, net	2,394.0	2,685.3
Net property, plant and equipment	5,824.9	5,708.1
Other assets	184.4	178.6
Total Assets	$14,028.4	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,182.5	$213.7
Current portion of interest rate swaps	30.0	30.5
Accounts payable	320.0	296.0
Advance payments and customer deposits	224.8	240.4
Accrued dividends	148.5	148.0
Accrued taxes	114.4	117.9
Accrued interest	178.8	161.8
Other current liabilities	243.4	251.2
Total current liabilities	2,442.4	1,459.5
Long-term debt and capital lease obligations	7,848.3	8,936.7
Deferred income taxes	1,835.7	1,851.5
Other liabilities	657.4	646.3
Total liabilities	12,783.8	12,894.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
588.1 and 586.3 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,245.1	1,496.1
Accumulated other comprehensive (loss) income	(0.6)	1.9
Retained earnings	—	—
Total shareholders’ equity	1,244.6	1,498.1
Total Liabilities and Shareholders’ Equity	$14,028.4	$14,392.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2012	2011
Cash Provided from Operations:
Net income	$172.5	$204.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	958.5	605.8
Provision for doubtful accounts	41.7	32.3
Share-based compensation expense	19.3	17.4
Deferred income taxes	91.9	181.9
Unamortized net (premium) discount on retired debt	(16.2)	18.3
Amortization of unrealized losses on de-designated interest rate swaps	33.0	37.3
Gain from plan curtailment	(9.6)	(14.7)
Other, net	(16.1)	16.1
Changes in operating assets and liabilities, net
Accounts receivable	(71.8)	(48.6)
Income tax receivable	122.2	—
Prepaid income taxes	(7.4)	(54.3)
Prepaid expenses and other	(55.0)	(7.5)
Accounts payable	(2.2)	31.9
Accrued interest	(5.5)	(54.7)
Accrued taxes	(1.2)	6.7
Other current liabilities	(3.5)	(19.8)
Other liabilities	2.6	(3.0)
Other, net	(9.6)	(32.9)
Net cash provided from operations	1,243.6	916.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(809.4)	(506.5)
Broadband network expansion funded by stimulus grants	(68.8)	(9.2)
Changes in restricted cash	(18.2)	(9.2)
Grant funds received for broadband stimulus projects	26.5	0.5
Disposition of wireless assets	57.0	—
Other, net	7.0	1.2
Net cash used in investing activities	(805.9)	(523.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(440.5)	(380.7)
Repayment of debt	(1,848.6)	(3,150.8)
Proceeds of debt issuance	1,775.0	3,147.0
Debt issuance costs	(19.0)	(20.9)
Payment under capital lease obligations	(15.3)	(0.6)
Other, net	(1.5)	4.8
Net cash used in financing activities	(549.9)	(401.2)
Decrease in cash and cash equivalents	(112.2)	(8.0)
Cash and Cash Equivalents:
Beginning of period	227.0	42.3
End of period	$114.8	$34.3
Supplemental Cash Flow Disclosures:
Interest paid	$448.9	$427.6
Income taxes refunded, net	$103.8	$10.4

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at December 31, 2011	$1,496.2	$1.9	$—	$1,498.1
Net income	—	—	172.5	172.5
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(8.3)	—	(8.3)
Amortization of unrealized losses on de-designated interest rate swaps	—	20.3	—	20.3
Changes in designated interest rate swaps	—	(14.5)	—	(14.5)
Comprehensive income	—	(2.5)	172.5	170.0
Share-based compensation expense	19.3	—	—	19.3
Stock options exercised	5.4	—	—	5.4
Taxes withheld on vested restricted stock and other	(6.8)	—	—	(6.8)
Dividends of $0.75 per share declared to stockholders	(268.9)	—	(172.5)	(441.4)
Balance at September 30, 2012	$1,245.2	$(0.6)	$—	$1,244.6

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis for Presentation:

Unless the context requires otherwise, the use of the terms “Windstream,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refers to Windstream Corporation and its consolidated subsidiaries.

Description of the Business - We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 23 data centers offering managed services and cloud computing.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2011, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes:

Significant Accounting Policies

Assets Held For Sale – On June 15, 2012, we completed the sale of the energy business acquired in conjunction with the acquisition of PAETEC Holding Corp ("PAETEC") which was previously presented in assets held for sale. The results of our energy business are reported as discontinued operations for all periods presented. See Note 14 for further discussion. On February 22, 2012 and March 30, 2012, we completed the sales of wireless assets acquired from D&E Communications, Inc. ("D&E") and Iowa Telecommunications Services, Inc. ("Iowa Telecom"), respectively, which were previously presented in assets held for sale. As a result of these transactions, we received gross proceeds of approximately $57.0 million and recognized a gain of $5.2 million, net of transaction fees.

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. We have acquired identifiable intangible assets through our acquisitions. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company's reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. Effective January 1, 2012, we have determined that we have one reporting unit to test for impairment that includes all Windstream operations. We assessed impairment of our goodwill by evaluating the carrying value of our shareholders' equity against the current fair market value of our outstanding equity, where the fair market value of our equity is equal to our current market capitalization plus a control premium estimated to be 20.0 percent. The fair market value of our equity, both including and excluding the control premium, exceed our goodwill carrying value as of January 1, 2012.

Change in Accounting Estimate – The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Our regulated operations use a group composite depreciation method. Under this method, when finite long-lived tangible assets are retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of such assets. In accordance with authoritative guidance, we periodically obtain updated depreciation studies to evaluate whether certain useful lives remain appropriate. With the assistance of outside expertise, we completed analyses of the depreciable lives of assets held for certain subsidiaries in 2012. Based on those results, we implemented new depreciation rates resulting in a net increase to depreciation of $44.7 million and a net decrease in net income of $27.6 million or $0.05 per share for the nine month period ended September 30, 2012.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisition, Continued:

The following table summarizes the preliminary and adjusted fair values of the assets acquired and liabilities assumed for PAETEC:

(Millions)	Preliminary Allocation	Adjusted Allocation
Fair value of assets acquired:
Cash and other current assets	$247.9	$241.4
Accounts receivable	273.4	232.4
Property, plant and equipment	880.9	875.7
Goodwill	614.1	723.9
Customer lists (a)	855.0	830.0
Trade names and other (b)	22.0	15.0
Other assets	8.4	8.6
Total assets acquired	2,901.7	2,927.0
Fair value of liabilities assumed:
Current maturities of long-term debt and capital lease obligations	(19.0)	(19.0)
Other current liabilities	(453.2)	(473.2)
Deferred income taxes on acquired assets	108.6	108.6
Long-term debt and capital lease obligations	(1,643.7)	(1,643.7)
Other liabilities	(52.4)	(57.7)
Total liabilities assumed	(2,059.7)	(2,085.0)
Common stock issued (inclusive of additional paid-in capital)	$842.0	$842.0

(a)	Customer lists are being amortized using the sum-of-years digit methodology over an estimated useful life of ten years.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisition, Continued:

The accompanying consolidated financial statements reflect our combined operations with PAETEC for the periods following the acquisition date. Employee severance and transaction costs we incurred in conjunction with this acquisition have been expensed to merger and integration expense in the accompanying consolidated statements of income (see Note 9). The costs of the acquisition were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. Goodwill associated with the acquired businesses is attributable to the workforce of acquired businesses and expected synergies. Approximately $39.9 million of goodwill associated with the acquisition of PAETEC is expected to be deductible for tax purposes.

Supplemental Pro Forma Information (Unaudited) – PAETEC Acquisition - On November 30, 2011, we completed the acquisition of PAETEC. The amounts of PAETEC's revenue and net loss included in our consolidated statement of income for the nine month period ended September 30, 2012, and the revenue and net income from continuing operations of the combined entity for the nine month period ended September 30, 2011 had the acquisition occurred January 1, 2011, are as follows:

(Millions)	Revenue	Net (Loss) Income from Continuing Operations
PAETEC actual for nine month period ended September 30, 2012 (a)	$1,577.4	$(43.5)
Supplemental pro forma for the nine month period ended September 30, 2011 (b)	$4,660.1	$136.7

(a)
During the first quarter of 2012, we suspended and modified certain PAETEC wholesale products, which represented approximately $16.0 million in revenue recognized in the nine month period ended September 30, 2012 that we do not expect to recur.

(b)
Supplemental pro forma revenues for the nine month period ended September 30, 2011 include approximately $54.8 million of revenue related to certain PAETEC wholesale products that have been suspended and modified.

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2011	$4,301.7
Acquisition of PAETEC (a)	109.9
Balance at September 30, 2012	$4,411.6

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

Intangible assets were as follows at:

	September 30, 2012			December 31, 2011
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(146.9)	$1,138.2	$1,285.1	$(114.8)	$1,170.3
Customer lists (a)	1,914.0	(678.8)	1,235.2	1,939.0	(464.2)	1,474.8
Cable franchise rights	39.8	(25.6)	14.2	39.8	(24.7)	15.1
Other (a)	37.9	(31.5)	6.4	44.9	(19.8)	25.1
Balance	$3,276.8	$(882.8)	$2,394.0	$3,308.8	$(623.5)	$2,685.3

(a)	Changes in the gross cost of customer lists and other intangible assets were associated with the acquisition of PAETEC, as previously discussed in Note 3.

Amortization expense for intangible assets subject to amortization was $85.7 million and $259.3 million for the three and nine month periods ended September 30, 2012, as compared to $50.3 million and $156.7 million for the same periods in 2011. Amortization expense for intangible assets is expected to be $84.8 million for the remainder of 2012. Amortization expense for intangible assets subject to amortization is estimated to be $291.2 million, $256.2 million, $223.1 million, $185.0 million and $157.2 million in 2013, 2014, 2015, 2016 and 2017, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations:

Long-term debt and capital lease obligations were as follows at:

(Millions)	September 30, 2012	December 31, 2011
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013	$20.1	$172.3
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	414.2	—
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017	296.3	—
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	281.6	283.8
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015	1,045.6	1,053.7
Senior secured credit facility, Tranche B3 – variable rates, due August 8, 2019	598.5	—
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	—	920.0
Debentures and notes, without collateral:
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2019 Notes – 7.000%, due March 15, 2019	500.0	500.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	450.0	450.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
Issued by subsidiaries of the Company:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.1	2.2
PAETEC 2017 Notes – 8.875%, due June 30, 2017	650.0	650.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	20.0	20.0
PAETEC 2015 Notes – 9.500%, due July 15, 2015	—	300.0
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Capital lease obligations	35.9	51.2
Premium on long-term debt, net	66.5	97.2
	9,030.8	9,150.4
Less current maturities	(1,182.5)	(213.7)
Total long-term debt and capital lease obligations	$7,848.3	$8,936.7

Senior Secured Credit Facilities

Effective August 8, 2012, we incurred new borrowings of $300.0 million of Tranche A4 senior secured credit facilities due August 8, 2017 and $600.0 million of Tranche B3 senior secured credit facilities due August 8, 2019. The additional term loan proceeds were used to repay our revolver borrowings and for general corporate purposes, thereby creating sufficient liquidity to repay the 2013 debt maturities. Debt issuance costs associated with the new borrowings were $16.6 million, which were recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

Revolving line of credit - During the first nine months of 2012, we borrowed $595.0 million under the revolving line of credit on our senior secured credit facility and later repaid $1,515.0 million. On March 18, 2011, we increased the capacity under our senior secured revolving credit facility from $750.0 million to $1,250.0 million. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering outstanding borrowings and letters of credit of $14.6 million, the amount available for borrowing under the revolving line of credit was $1,235.4 million at September 30, 2012.

The variable interest rate on our revolving line of credit ranged from 2.49 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.52 percent during the first nine months of 2012, as compared to variable interest rates during the first nine months of 2011 which ranged from 1.52 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.50 percent. All $1,250.0 million available under the revolving line of credit will expire December 17, 2015.

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

Debt Compliance

The terms of our credit facility and indentures include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.50 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of September 30, 2012, we were in compliance with all of our covenants.

In addition, certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. We were in compliance with these covenants as of September 30, 2012.

Maturities for debt outstanding, excluding capital lease obligations, as of September 30, 2012 for each of the twelve month periods ended September 30, 2013, 2014, 2015, 2016 and 2017 were $1,165.1 million, $83.3 million, $89.9 million, $1,092.4 million and $1,127.6 million, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

Loss (Gain) on Extinguishment of Debt

During the nine month period ended September 30, 2012, we retired all $300.0 million of the outstanding PAETEC 2015 Notes. The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result we recognized a gain on extinguishment of debt of $1.9 million during the nine month period ended September 30, 2012.

During the nine month period ended September 30, 2011, we purchased $1,544.5 million of our 8.625 percent Senior Notes due August 1, 2016 ("2016 Notes") and all $400.0 million of our 7.750 percent Senior Notes due February 15, 2015 ("Valor Notes"). We financed these transactions with proceeds from the issuance of the 7.750 percent senior unsecured notes due October 15, 2020 ("2020 Notes"), the 7.750 percent senior unsecured notes due October 1, 2021 ("2021 Notes"), the 7.500 percent senior unsecured notes due April 1, 2023 ("2023 Notes") and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $20.5 million and $124.4 million during the three and nine month period ended September 30, 2011.

The loss (gain) on extinguishment of debt is as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2012	2011	2012	2011
2015 PAETEC Notes:
Premium on early redemption	$—	$—	$14.3	$—
Unamortized premium on original issuance	—	—	(16.2)	—
Gain on early extinguishment for PAETEC 2015 Notes	—	—	(1.9)	—
2016 Notes:
Premium on early redemption	—	15.2	—	92.7
Unamortized discount on original issuance	—	5.1	—	23.7
Third-party fees for early redemption	—	—	—	2.7
Unamortized debt issuance costs on original issuance	—	0.2	—	1.1
Loss on early extinguishment for 2016 Notes	—	20.5	—	120.2
Valor Notes:
Premium on early redemption	—	—	—	10.3
Third-party fees for early redemption	—	—	—	0.4
Unamortized premium on original issuance	—	—	—	(6.5)
Loss on early extinguishment for Valor Notes	—	—	—	4.2
Total loss (gain) on early extinguishment of debt	$—	$20.5	$(1.9)	$124.4

Derivatives

We enter into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured credit facilities. We account for our derivative instruments using authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. We record changes in fair value of the effective portions of cash flow hedges as a component of other comprehensive income in the current period. Any ineffective portion of our hedges is recognized in earnings in the current period.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

In 2006, we entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in our senior secured credit facilities. We renegotiated the four interest rate swap agreements on December 3, 2010, and again on August 21, 2012, each time lowering the fixed interest rate paid and extending the maturity.

As a result of the August 21, 2012 transaction, we reduced our fixed rate paid from 4.553 percent to 3.391 percent effective October 17, 2012. The fixed rate paid includes a component which serves to settle the liability existing on our swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate ("LIBOR"). Our swaps had a notional value of $962.5 million as of September 30, 2012, which will amortize to $900.0 million on July 17, 2013, where they will remain until maturity.

The current swaps are designated as cash flow hedges of the interest rate risk created by the variable rate cash flows paid on our senior secured credit facilities, which have varying maturity dates from July 17, 2013 to August 8, 2019. We are hedging probable variable cash flows which extend up to four years beyond the maturity of certain components of our variable rate debt. Consistent with past practice, we expect to extend or otherwise replace these components of our debt with variable rate debt.

We recognize all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts. Changes in value of the effective portion are charged to accumulated other comprehensive income and reclassified into earnings as the hedged transaction affects earnings. Changes in value of the ineffective portion are charged to other (expense) income, net.

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	September 30, 2012	December 31, 2011
Designated portion, measured at fair value:
Other current liabilities	$30.0	$30.5
Other non-current liabilities	$98.5	$88.7
Accumulated other comprehensive loss	$(17.7)	$(26.9)
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(58.4)	$(58.6)
Weighted average fixed rate paid	4.55%	4.60%
Variable rate received	0.46%	0.40%

We assess our derivatives for effectiveness each quarter and recognized a $4.9 million and a $7.5 million charge to earnings, reflected in other (expense) income, net related to ineffectiveness of our cash flow hedges for the three and nine month periods ended September 30, 2012, respectively.

Our swaps are off-market swaps, meaning they contain an embedded financing element. Our swap counterparties recover this financing through an incremental charge in our fixed rate over what we would be charged for an on-market swap. As such, a portion of our cash payments on the swaps representing the rate we would pay on a hypothetical on-market interest rate swap is recognized in interest expense. The remainder represents the repayment of the embedded financing element and reduces our swap liability.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

All or a portion of the fair value of our interest rate swap agreements recorded in accumulated other comprehensive income (loss) may be recognized in earnings in certain situations. If we extinguish all of our variable rate debt, or a portion of our variable rate debt such that our variable rate interest received on our swaps exceeds the variable rate interest paid on our debt, we would recognize in earnings all or portion of the change in fair value of our swaps. In addition, we may recognize the change in fair value of our swaps in earnings if we determine it is no longer probable that we will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. We have assessed our counterparty risk and determined that no substantial risk of default exists as of September 30, 2012. Each counterparty is a bank with a current credit rating at or above A.

We expect to recognize losses of $24.2 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at September 30, 2012.

Changes in value of these instruments were as follows for the nine month periods ended September 30:

(Millions)	2012	2011
Changes in fair value of effective portion, net of tax (a)	$(14.5)	$(21.2)
Changes in fair value of de-designated portion, net of tax (a)	$20.3	$23.0

(a)	Included as a component of other comprehensive income and will be reclassified into earnings as the hedged transaction affects earnings.

Interest Expense

Interest expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2012	2011	2012	2011
Interest expense related to long-term debt	$144.9	$120.4	$429.7	$372.4
Impacts of interest rate swaps	13.3	16.2	41.1	49.5
Interest on capital leases and other	0.7	—	2.5	0.2
Less capitalized interest expense	(3.5)	(2.4)	(7.9)	(5.0)
Total interest expense	$155.4	$134.2	$465.4	$417.1

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine month period ended September 30, 2012 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

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

The fair values of our cash equivalents, interest rate swaps and long-term debt and were determined using the following inputs at:

(Millions)	September 30, 2012	December 31, 2011
Level 1 measurements:
Cash equivalents (a)	$10.1	$153.1
Long-term debt, including current maturities (b)	$6,751.9	$5,821.4
Level 2 measurements:
Interest rate swaps (c) (See Note 5)	$(128.5)	$(119.2)
Long-term debt, including current maturities (b)	$2,668.5	$3,516.2

(a)	Recognized at fair value in cash and cash equivalents in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011.

(b)
Recognized at carrying value of $8,994.9 million and $9,099.2 million in long-term debt, including current maturities and excluding capital lease obligations, in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively.

(c)	Recognized at fair value in current portion of interest rate swaps and other liabilities in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011.

Our cash equivalents are primarily highly liquid, actively traded money market funds with next day access.

The fair values of our interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps. We also incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and non-performance risk of the respective counterparties. As of September 30, 2012 and December 31, 2011, the fair values of our interest rate swaps were reduced by $16.3 million and $6.9 million, respectively, to reflect non-performance risk.

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

7. Commitments and Contingencies:
On June 22, 2009, a putative class action lawsuit was filed in Kentucky federal district court on behalf of current and former customers in Kentucky. The complaint alleged that we overcharged customers because we collected a gross receipts surcharge ("GRS") in violation of state and federal statutes and tariffs and common law. The court referred state tariff issues to the Kentucky Public Service Commission ("Kentucky PSC"). In 2011, the federal court ruled that the GRS was a rate that should have been listed in our federal tariffs prior to its collection and that class certification was proper. Based on that ruling, in third quarter 2011, we accrued an amount that was not material and that represented the amount of loss estimable and probable at the time. On May 4, 2012, the Kentucky PSC issued an order also finding the GRS was a rate that should have been in our local retail tariff before being assessed on certain types of services. We appealed the order to state court in Franklin County, Kentucky, primarily asserting that the Kentucky PSC erred in classifying the GRS as a rate. Additionally, on July 22, 2012, the federal court formally certified a class of all retail and wholesale Windstream customers assessed the GRS on services subject to our federal tariff. We filed an interlocutory appeal of the class certification with the Sixth Circuit. On November 1, 2012, the Sixth Circuit denied the appeal, holding that the matter was not ripe for a decision.
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

In July 2012, the Moving Ahead for Progress in the 21st Century Act (the "Act") was signed into law. The Act contains important pension funding stabilization provisions, which will impact employer-sponsored defined benefit pension plans. Included in the Act are provisions which reduce minimum pension contribution requirements in the near term. We will not be required to make a pension contribution during 2012.

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

The components of pension benefit (income) expense (including provision for executive retirement agreements) were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2012	2011	2012	2011
Benefits earned during the period	$2.5	$2.3	$7.5	$7.0
Interest cost on benefit obligation	14.5	15.2	43.5	45.5
Net actuarial loss	0.2	—	2.9	4.7
Amortization of prior service credit	—	—	(0.1)	(0.1)
Expected return on plan assets	(18.6)	(18.2)	(55.1)	(53.9)
Net periodic benefit (income) expense	$(1.4)	$(0.7)	$(1.3)	$3.2

The components of postretirement benefit income were as follows for the three and nine month periods ended September 30 :

	Three Months Ended		Nine Months Ended
(Millions)	2012	2011	2012	2011
Benefits earned during the period	$—	$0.1	$—	$0.2
Interest cost on benefit obligation	0.5	0.6	1.4	2.9
Amortization of net actuarial loss	0.6	0.3	1.8	0.8
Amortization of prior service credit	(3.1)	(3.0)	(9.0)	(7.5)
Gain from plan curtailment	—	(14.7)	(9.6)	(14.7)
Net periodic benefit income	$(2.0)	$(16.7)	$(15.4)	$(18.3)

We contributed $2.6 million to the postretirement plan during the nine month period ended September 30, 2012, and expect to contribute an additional $1.6 million for postretirement benefits throughout the remainder of 2012, excluding amounts that will be funded by participant contributions to the plans.

9. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate the acquired company's operations into our business. These costs are presented as merger and integration expense in our results of operations and include transaction costs such as banker and legal fees, employee-related costs such as severance, system conversion and rebranding costs. Our recent acquisitions of PAETEC, NuVox Inc. ("NuVox"), Iowa Telecom, Q-Comm Corporation ("Q-Comm") and Hosted Solutions Acquisitions, LLC ("Hosted Solutions") drive merger and integration costs for the years presented.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Restructuring Charges, Continued:

On May 31, 2012, we announced the review of our management structure to increase the efficiency of decision-making, to ensure our management structure is as simple and as responsive to customers as possible and position ourselves for continued success. We eliminated approximately 350 management positions as part of the restructuring. The restructuring was completed in the third quarter of 2012 resulting in severance related costs of $22.4 million. The changes are expected to result in annualized savings of approximately $40.0 million.

The following is a summary of the merger, integration and restructuring charges recorded for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2012	2011	2012	2011
Merger and integration costs:
Transaction costs associated with acquisitions (a)	$—	$17.8	$7.1	$21.1
Employee related transition costs (b)	3.1	1.0	17.4	7.9
Computer system and conversion costs	1.9	0.9	5.3	4.3
Signage, rebranding and other costs (c)	7.7	0.2	24.6	0.6
Total merger and integration costs	12.7	19.9	54.4	33.9
Restructuring charges (d)	12.1	0.5	23.3	0.7
Total merger, integration and restructuring charges	$24.8	$20.4	$77.7	$34.6

(a)
Transaction costs incurred during the three and nine months ended September 30, 2012, primarily relate to accounting, legal, broker fees and other miscellaneous costs associated with the acquisition of PAETEC. During the three and nine months ended September 30, 2011, we incurred acquisition-related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Iowa Telecom, Q-Comm, Hosted Solutions and PAETEC. These costs are considered indirect or general and are expensed when incurred.

(b)
Employee related transition costs during the three and nine months ended September 30, 2012 primarily consists of severance related to the integration of PAETEC. During the three and nine months ended September 30, 2011, we incurred employee transition costs, primarily severance-related, for NuVox, Iowa Telecom, Q-Comm, Hosted Solutions and PAETEC.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges at September 30:

(Millions)	2012
Balance, beginning of period	$12.9
Merger, integration and restructuring charges	77.7
Cash outlays during the period	(68.4)
Balance, end of period	$22.2

As of September 30, 2012, other current liabilities included the remaining liability of $22.2 million for accrued merger, integration and restructuring charges. This included $4.8 million and $6.7 million of accrued severance costs primarily associated with the integration of PAETEC and the 2012 restructuring, respectively. The severance and related employee costs will be paid as positions are eliminated, excluding salary continuation payments. Each of these payments will be funded through operating cash flows.

10. Accumulated Other Comprehensive (Loss) Income:

Accumulated other comprehensive (loss) income balances, net of tax, were as follows:

(Millions)	September 30, 2012	December 31, 2011
Pension and postretirement plans	$46.4	$54.7
Unrealized holding losses on interest rate swaps:
Designated portion	(11.0)	(16.6)
De-designated portion	(36.0)	(36.2)
Accumulated other comprehensive (loss) income	$(0.6)	$1.9

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

Beginning in the first quarter of 2011, we began issuing performance-based restricted stock units as part of our share-based compensation plan. These newly issued restricted stock units and previously issued performance-based restricted shares issued contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of September 30, 2012, the performance conditions for the outstanding restricted stock units have not yet been satisfied. We considered the options granted in conjunction with the acquisition of PAETEC in the computation of dilutive earnings per share using the treasury stock method.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Earnings per Share, Continued:

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2012	2011	2012	2011
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$53.7	$78.1	$173.2	$204.2
Income from continuing operations allocable to participating securities	(0.9)	(0.8)	(3.0)	(2.5)
Adjusted income from continuing operations attributable to common shares	52.8	77.3	170.2	201.7
Loss from discontinued operations	—	—	(0.7)	—
Loss from discontinued operations allocable to participating securities	—	—	—	—
Adjusted loss from discontinued operations attributable to common shares	—	—	(0.7)	—
Net income attributable to common shares	$52.8	$77.3	$169.5	$201.7
Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	588.0	510.5	588.0	509.0
Weighted average participating securities	(3.2)	(3.6)	(3.6)	(3.7)
Weighted average shares outstanding for basic earnings per share	584.8	506.9	584.4	505.3
Basic and diluted earnings per share:
From continuing operations	$.09	$.15	$.29	$.40
From discontinued operations	—	—	—	—
Net income	$.09	$.15	$.29	$.40

The calculation of basic earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and excludes the dilutive impact of participating non-vested restricted shares from the denominator.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the "Incentive Plan"), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of September 30, 2012, the Incentive Plan had remaining capacity of 8.4 million awards, of which 6.9 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights. As of September 30, 2012, we had additional remaining capacity of 3.2 million awards from a similar equity incentive plan acquired in the PAETEC acquisition. The cost of each award is determined based on the fair value of the shares on the date of grant and is fully expensed over the vesting period.

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

As a result of the management restructuring announced on May 31, 2012, 0.6 million shares with a weighted average grant date fair value of $7.5 million were forfeited during the nine month period ended September 30, 2012.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued during the nine month period ended September 30, 2012, were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	1,543.7
Vest contingently over a three-year performance period	723.5
Vest three years from date of grant, service based	4.0
Vest one year from date of grant, service based (a)	51.4
Total granted	2,322.6
Grant date fair value (Millions)	$28.9

(a)	Represents restricted stock granted to non-employee directors.

At September 30, 2012, unrecognized compensation expense totaled $39.8 million and is expected to be recognized over the weighted average vesting period of 1.4 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. Share-based compensation expense was $5.6 million and $19.3 million for the three and nine month periods ended September 30, 2012, respectively, as compared to $6.0 million and $17.4 million for the same periods in 2011.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 8.125 percent Senior Notes due August 1, 2013, the 7.875 percent Senior Notes due November 1, 2017, the 8.125 percent senior unsecured notes due September 1, 2018, the 7.000 percent Senior Notes due March 15, 2019, the 2020 Notes, the 2021 Notes, the 2022 Notes and the 2023 Notes ("the guaranteed notes"), certain of our wholly-owned subsidiaries (the "Guarantors"), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to us. Our remaining subsidiaries (the "Non-Guarantors") are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. The parent company and issuer of the notes is Windstream Corporation.
The following information presents condensed consolidated statements of income, including comprehensive income, for the three and nine month periods ended September 30, 2012 and 2011, condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2012 and 2011 of the parent company, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended September 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$270.1	$1,223.8	$(6.2)	$1,487.7
Product sales	—	19.6	45.1	—	64.7
Total revenues and sales	—	289.7	1,268.9	(6.2)	1,552.4
Costs and expenses:
Cost of services	—	87.9	587.5	(4.1)	671.3
Cost of products sold	—	18.1	38.7	—	56.8
Selling, general and administrative	—	20.4	207.1	(2.1)	225.4
Depreciation and amortization	—	78.2	248.2	—	326.4
Merger and integration costs	—	—	12.7	—	12.7
Restructuring charges	—	3.3	8.8	—	12.1
Total costs and expenses	—	207.9	1,103.0	(6.2)	1,304.7
Operating income	—	81.8	165.9	—	247.7
Earnings (losses) from consolidated subsidiaries	117.7	18.3	(0.6)	(135.4)	—
Other (expense) income, net	(5.0)	44.1	(44.4)	—	(5.3)
Intercompany interest income (expense)	37.6	(24.5)	(13.1)	—	—
Interest expense	(135.5)	(1.3)	(18.6)	—	(155.4)
Income before income taxes	14.8	118.4	89.2	(135.4)	87.0
Income tax (benefit) expense	(38.9)	38.2	34.0	—	33.3
Net income	$53.7	$80.2	$55.2	$(135.4)	$53.7
Comprehensive income	$47.7	$80.2	$55.2	$(135.4)	$47.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended September 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$271.8	$728.4	$(5.6)	$994.6
Product sales	—	16.8	11.8	—	28.6
Total revenues and sales	—	288.6	740.2	(5.6)	1,023.2
Costs and expenses:
Cost of services	—	85.7	283.7	(3.1)	366.3
Cost of products sold	—	15.2	9.3	—	24.5
Selling, general and administrative	—	25.0	108.4	(2.5)	130.9
Depreciation and amortization	—	78.5	125.3	—	203.8
Merger and integration costs	—	—	19.9	—	19.9
Restructuring charges	—	0.2	0.3	—	0.5
Total costs and expenses	—	204.6	546.9	(5.6)	745.9
Operating income	—	84.0	193.3	—	277.3
Earnings from consolidated subsidiaries	148.4	24.4	1.3	(174.1)	—
Other (expense) income, net	(1.6)	44.8	(44.7)	—	(1.5)
Loss on early extinguishment of debt	(20.5)	—	—	—	(20.5)
Intercompany interest income (expense)	41.9	(26.4)	(15.5)	—	—
Interest (expense) income	(134.5)	(1.0)	1.3	—	(134.2)
Income before income taxes	33.7	125.8	135.7	(174.1)	121.1
Income tax (benefit) expense	(44.4)	38.9	48.5	—	43.0
Net income	$78.1	$86.9	$87.2	$(174.1)	$78.1
Comprehensive income	$70.0	$86.9	$87.2	$(174.1)	$70.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$810.7	$3,653.7	$(18.3)	$4,446.1
Product sales	—	61.8	127.5	—	189.3
Total revenues and sales	—	872.5	3,781.2	(18.3)	4,635.4
Costs and expenses:
Cost of services	—	275.4	1,723.9	(12.0)	1,987.3
Cost of products sold	—	57.5	101.8	—	159.3
Selling, general and administrative	—	64.9	654.8	(6.3)	713.4
Depreciation and amortization	—	236.3	722.2	—	958.5
Merger and integration costs	—	—	54.4	—	54.4
Restructuring charges	—	3.7	19.6	—	23.3
Total costs and expenses	—	637.8	3,276.7	(18.3)	3,896.2
Operating income	—	234.7	504.5	—	739.2
Earnings (losses) from consolidated subsidiaries	355.4	53.4	(0.1)	(408.7)	—
Other (expense) income, net	(6.6)	141.6	(130.4)	—	4.6
Gain on early extinguishment on debt	—	—	1.9	—	1.9
Intercompany interest income (expense)	113.4	(73.8)	(39.6)	—	—
Interest expense	(401.6)	(4.0)	(59.8)	—	(465.4)
Income from continuing operations before income taxes	60.6	351.9	276.5	(408.7)	280.3
Income tax (benefit) expense	(111.9)	113.8	105.2	—	107.1
Income from continuing operations	172.5	238.1	171.3	(408.7)	173.2
Discontinued operations, net of tax	—	—	(0.7)	—	(0.7)
Net income	$172.5	$238.1	$170.6	$(408.7)	$172.5
Comprehensive income	$170.0	$238.1	$170.6	$(408.7)	$170.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$811.6	$2,197.4	$(16.2)	$2,992.8
Product sales	—	46.4	36.7	—	83.1
Total revenues and sales	—	858.0	2,234.1	(16.2)	3,075.9
Costs and expenses:
Cost of services	—	258.9	851.5	(8.9)	1,101.5
Cost of products sold	—	41.8	26.8	—	68.6
Selling, general and administrative	—	71.9	333.2	(7.3)	397.8
Depreciation and amortization	—	238.2	367.6	—	605.8
Merger and integration costs	—	—	33.9	—	33.9
Restructuring charges	—	0.2	0.5	—	0.7
Total costs and expenses	—	611.0	1,613.5	(16.2)	2,208.3
Operating income	—	247.0	620.6	—	867.6
Earnings from consolidated subsidiaries	460.6	89.9	2.8	(553.3)	—
Other (expense) income, net	(3.6)	134.1	(132.6)	—	(2.1)
Loss on early extinguishment of debt	(124.4)	—	—	—	(124.4)
Intercompany interest income (expense)	127.1	(79.8)	(47.3)	—	—
Interest (expense) income	(415.3)	(3.9)	2.1	—	(417.1)
Income before income taxes	44.4	387.3	445.6	(553.3)	324.0
Income tax (benefit) expense	(159.8)	113.1	166.5	—	119.8
Net income	$204.2	$274.2	$279.1	$(553.3)	$204.2
Comprehensive income	$225.5	$274.2	$279.1	$(553.3)	$225.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of September 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$30.0	$23.3	$61.5	$—	$114.8
Restricted cash	30.1	—	9.8	—	39.9
Accounts receivable (less allowance for doubtful accounts of $36.4)	—	115.9	511.9	5.1	632.9
Affiliates receivable, net	—	253.4	2,475.5	(2,728.9)	—
Income tax receivable	1.9	—	—	—	1.9
Inventories	—	54.6	19.8	—	74.4
Deferred income taxes	45.1	22.2	58.7	—	126.0
Prepaid income taxes	22.7	—	—	—	22.7
Prepaid expenses and other	4.7	27.8	168.4	—	200.9
Total current assets	134.5	497.2	3,305.6	(2,723.8)	1,213.5
Investments in consolidated subsidiaries	11,969.5	1,290.4	305.4	(13,565.3)	—
Goodwill and other intangibles, net	—	3,663.0	3,142.6	—	6,805.6
Net property, plant and equipment	7.6	1,456.3	4,361.0	—	5,824.9
Other assets	106.3	356.0	57.8	(335.7)	184.4
Total Assets	$12,217.9	$7,262.9	$11,172.4	$(16,624.8)	$14,028.4
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,155.1	$0.2	$32.0	$(4.8)	$1,182.5
Current portion of interest rate swaps	30.0	—	—	—	30.0
Accounts payable	0.8	65.4	253.8	—	320.0
Affiliates payable, net	2,729.0	—	—	(2,729.0)	—
Advance payments and customer deposits	—	11.8	213.0	—	224.8
Accrued dividends	148.5	—	—	—	148.5
Accrued taxes	0.1	32.8	81.5	—	114.4
Accrued interest	144.9	3.4	30.5	—	178.8
Other current liabilities	24.8	14.6	204.0	—	243.4
Total current liabilities	4,233.2	128.2	814.8	(2,733.8)	2,442.4
Long-term debt and capital lease obligations	6,538.4	99.6	1,536.0	(325.7)	7,848.3
Deferred income taxes	73.1	936.0	826.6	—	1,835.7
Other liabilities	128.6	28.4	500.4	—	657.4
Total liabilities	10,973.3	1,192.2	3,677.8	(3,059.5)	12,783.8
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,245.1	5,083.4	4,005.8	(9,089.2)	1,245.1
Accumulated other comprehensive (loss) income	(0.6)	8.1	39.3	(47.4)	(0.6)
Retained earnings	—	938.4	3,366.4	(4,304.8)	—
Total shareholders’ equity	1,244.6	6,070.7	7,494.6	(13,565.3)	1,244.6
Total Liabilities and Shareholders’ Equity	$12,217.9	$7,262.9	$11,172.4	$(16,624.8)	$14,028.4

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$172.5	$238.1	$170.6	$(408.7)	$172.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	236.3	722.2	—	958.5
Provision for doubtful accounts	—	8.1	33.6	—	41.7
Equity in (earnings) losses from subsidiaries	(355.4)	(53.4)	0.1	408.7	—
Share-based compensation expense	—	4.2	15.1	—	19.3
Deferred income taxes	85.6	(4.9)	11.2	—	91.9
Unamortized net premium on retired debt	—	—	(16.2)	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	33.0	—	—	—	33.0
Gain from plan curtailment	—	—	(9.6)	—	(9.6)
Other, net	16.8	(13.0)	(19.9)	—	(16.1)
Changes in operating assets and liabilities, net	278.0	(104.5)	(204.9)	—	(31.4)
Net cash provided from operations	230.5	310.9	702.2	—	1,243.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(155.3)	(654.1)	—	(809.4)
Broadband network expansion funded by stimulus grants	—	(15.9)	(52.9)	—	(68.8)
Changes in restricted cash	(18.2)	—	—	—	(18.2)
Grant funds received for broadband stimulus projects	26.5	—	—	—	26.5
Disposition of wireless assets	—	57.0	—	—	57.0
Advances (paid to) received from parent, net	—	(185.5)	274.6	(89.1)	—
Other, net	—	2.8	4.2	—	7.0
Net cash provided from (used in) investing activities	8.3	(296.9)	(428.2)	(89.1)	(805.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(440.5)	—	—	—	(440.5)
Repayment of debt	(1,548.6)	—	(300.0)	—	(1,848.6)
Proceeds of debt issuance	1,775.0	—	—	—	1,775.0
Debt issuance costs	(19.0)	—	—	—	(19.0)
Advances paid to subsidiaries, net	(89.1)	—	—	89.1	—
Payment under capital lease obligations	—	(0.6)	(14.7)	—	(15.3)
Other, net	(2.0)	2.8	(2.3)	—	(1.5)
Net cash (used in) provided from financing activities	(324.2)	2.2	(317.0)	89.1	(549.9)
(Decrease) increase in cash and cash equivalents	(85.4)	16.2	(43.0)	—	(112.2)
Cash and Cash Equivalents:
Beginning of period	115.4	7.1	104.5	—	227.0
End of period	$30.0	$23.3	$61.5	$—	$114.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$204.2	$274.2	$279.1	$(553.3)	$204.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	238.2	367.6	—	605.8
Provision for doubtful accounts	—	7.8	24.5	—	32.3
Equity in earnings from subsidiaries	(460.6)	(89.9)	(2.8)	553.3	—
Share-based compensation expense	—	4.6	12.8	—	17.4
Deferred income taxes	34.7	35.7	111.5	—	181.9
Unamortized net discount on retired debt	18.3	—	—	—	18.3
Amortization of unrealized losses on de-designated interest rate swaps	37.3	—	—	—	37.3
Gain from plan curtailment	—	(2.9)	(11.8)	—	(14.7)
Other, net	14.9	8.5	(7.3)	—	16.1
Changes in operating assets and liabilities, net	(238.5)	34.6	21.7	—	(182.2)
Net cash (used in) provided from operations	(389.7)	510.8	795.3	—	916.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(155.1)	(351.4)	—	(506.5)
Broadband network expansion funded by stimulus grants	—	(1.7)	(7.5)	—	(9.2)
Changes in restricted cash	(9.2)	—	—	—	(9.2)
Grant funds received for broadband stimulus projects	0.5	—	—	—	0.5
Advances paid to parent, net	—	(370.4)	(444.0)	814.4	—
Other, net	1.8	0.1	(0.7)	—	1.2
Net cash used in investing activities	(6.9)	(527.1)	(803.6)	814.4	(523.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(380.7)	—	—	—	(380.7)
Repayment of debt	(3,150.8)	—	—	—	(3,150.8)
Proceeds of debt issuance	3,147.0	—	—	—	3,147.0
Debt issuance costs	(20.9)	—	—	—	(20.9)
Advances received from subsidiaries, net	814.4	—	—	(814.4)	—
Payment under capital lease obligations	—	(0.5)	(0.1)	—	(0.6)
Other, net	(8.0)	15.5	(2.7)	—	4.8
Net cash provided from (used in) financing activities	401.0	15.0	(2.8)	(814.4)	(401.2)
Increase (decrease) in cash and cash equivalents	4.4	(1.3)	(11.1)	—	(8.0)
Cash and Cash Equivalents:
Beginning of period	4.1	8.4	29.8	—	42.3
End of period	$8.5	$7.1	$18.7	$—	$34.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

Debentures and notes, issued by PAETEC Holding Corporation

In connection with the acquisition of PAETEC on November 30, 2011, Windstream Corporation (the "Parent") acquired the PAETEC 2015 Notes, the 7.000 percent Senior Notes due March 15, 2019 and the 9.875 percent notes due December 1, 2018 ("the guaranteed notes"). Windstream Corporation and all former wholly-owned subsidiaries of PAETEC (the "Guarantors") provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Parent. The remaining subsidiaries (the "Non-Guarantors") of the Parent are not guarantors of these guaranteed notes.
The following information presents condensed consolidated statements of income, including comprehensive income, for the nine month periods ended September 30, 2012 and 2011, condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, condensed consolidated statements of cash flows for the nine month periods ended September 30, 2012 and 2011 of the Parent, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the Parent and other subsidiaries and have been presented using the equity method of accounting.

We have made revisions to correct certain classification errors that are not material in the condensed consolidated balance sheet as of December 31, 2011, impacting only the PAETEC Issuer and the Guarantors with applicable offsetting adjustments in Eliminations. These revisions had no impact to the condensed consolidated statements of income or cash flows for any period. For PAETEC Issuer, we reduced affiliates receivable, net by $336.5 million, increased other assets by $336.5 million, increased the long-term deferred income taxes asset by $220.0 million and increased the long-term deferred income taxes liability by $220.0 million, with applicable offsetting adjustments made in the Eliminations column. For the Guarantors, we increased the long-term deferred income taxes asset by $2.1 million, reduced other assets by $336.5 million, reduced affiliates payable, net by $336.5 million and increased the long-term deferred income taxes liability by $2.1 million, with applicable offsetting adjustments made in the Eliminations column.

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended September 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$507.8	$981.2	$(1.3)	$1,487.7
Product sales	—	—	33.3	31.4	—	64.7
Total revenues and sales	—	—	541.1	1,012.6	(1.3)	1,552.4
Costs and expenses:
Cost of services	—	—	300.5	371.7	(0.9)	671.3
Cost of products sold	—	—	29.6	27.2	—	56.8
Selling, general, and administrative	—	—	117.5	108.3	(0.4)	225.4
Depreciation and amortization	—	—	94.6	231.8	—	326.4
Merger and integration costs	—	—	—	12.7	—	12.7
Restructuring charges	—	—	6.3	5.8	—	12.1
Total costs and expenses	—	—	548.5	757.5	(1.3)	1,304.7
Operating (loss) income	—	—	(7.4)	255.1	—	247.7
Earnings (losses) from consolidated subsidiaries	117.7	(7.7)	0.7	(0.9)	(109.8)	—
Other expense, net	(5.0)	—	—	(0.3)	—	(5.3)
Intercompany interest income (expense)	37.6	—	—	(37.6)	—	—
Interest (expense) benefit	(135.5)	(20.7)	(0.1)	0.9	—	(155.4)
Income (loss) before income taxes	14.8	(28.4)	(6.8)	217.2	(109.8)	87.0
Income tax (benefit) expense	(38.9)	(7.9)	(2.9)	83.0	—	33.3
Net income (loss)	$53.7	$(20.5)	$(3.9)	$134.2	$(109.8)	$53.7
Comprehensive income (loss)	$47.7	$(20.5)	$(3.9)	$134.2	$(109.8)	$47.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended September 30, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$—	$994.6	$—	$994.6
Product sales	—	—	—	28.6	—	28.6
Total revenues and sales	—	—	—	1,023.2	—	1,023.2
Costs and expenses:
Cost of services	—	—	—	366.3	—	366.3
Cost of products sold	—	—	—	24.5	—	24.5
Selling, general, and administrative	—	—	—	130.9	—	130.9
Depreciation and amortization	—	—	—	203.8	—	203.8
Merger and integration costs	—	—	—	19.9	—	19.9
Restructuring charges	—	—	—	0.5	—	0.5
Total costs and expenses	—	—	—	745.9	—	745.9
Operating income	—	—	—	277.3	—	277.3
Earnings (losses) from consolidated subsidiaries	148.4	—	—	(0.3)	(148.1)	—
Other (expense) income, net	(1.6)	—	—	0.1	—	(1.5)
Loss on early extinguishment of debt	(20.5)	—	—	—	—	(20.5)
Intercompany interest income (expense)	41.9	—	—	(41.9)	—	—
Interest (expense) benefit	(134.5)	—	—	0.3	—	(134.2)
Income before income taxes	33.7	—	—	235.5	(148.1)	121.1
Income tax (benefit) expense	(44.4)	—	—	87.4	—	43.0
Net income	$78.1	$—	$—	$148.1	$(148.1)	$78.1
Comprehensive income	$70.0	$—	$—	$148.1	$(148.1)	$70.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,494.7	$2,958.0	$(6.6)	$4,446.1
Product sales	—	—	89.2	100.1	—	189.3
Total revenues and sales	—	—	1,583.9	3,058.1	(6.6)	4,635.4
Costs and expenses:
Cost of services	—	—	865.4	1,124.7	(2.8)	1,987.3
Cost of products sold	—	—	74.4	84.9	—	159.3
Selling, general, and administrative	—	—	348.7	368.5	(3.8)	713.4
Depreciation and amortization	—	—	266.2	692.3	—	958.5
Merger and integration costs	—	—	0.5	53.9	—	54.4
Restructuring charges	—	—	7.9	15.4	—	23.3
Total costs and expenses	—	—	1,563.1	2,339.7	(6.6)	3,896.2
Operating income	—	—	20.8	718.4	—	739.2
Earnings (losses) from consolidated subsidiaries	355.4	23.6	6.0	(2.2)	(382.8)	—
Other (expense) income, net	(6.6)	—	0.2	11.0	—	4.6
Gain on early extinguishment of debt	—	1.9	—	—	—	1.9
Intercompany interest income (expense)	113.4	—	—	(113.4)	—	—
Interest (expense) benefit	(401.6)	(63.4)	(1.2)	0.8	—	(465.4)
Income (loss) from continuing operations before income taxes	60.6	(37.9)	25.8	614.6	(382.8)	280.3
Income tax (benefit) expense	(111.9)	(23.4)	7.5	234.9	—	107.1
Income (loss) from continuing operations	172.5	(14.5)	18.3	379.7	(382.8)	173.2
Discontinued operations, net of tax	—	—	(0.7)	—	—	(0.7)
Net income (loss)	$172.5	$(14.5)	$17.6	$379.7	$(382.8)	$172.5
Comprehensive income (loss)	$170.0	$(14.5)	$17.6	$379.7	$(382.8)	$170.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$—	$2,992.8	$—	$2,992.8
Product sales	—	—	—	83.1	—	83.1
Total revenues and sales	—	—	—	3,075.9	—	3,075.9
Costs and expenses:
Cost of services	—	—	—	1,101.5	—	1,101.5
Cost of products sold	—	—	—	68.6	—	68.6
Selling, general, and administrative	—	—	—	397.8	—	397.8
Depreciation and amortization	—	—	—	605.8	—	605.8
Merger and integration costs	—	—	—	33.9	—	33.9
Restructuring charges	—	—	—	0.7	—	0.7
Total costs and expenses	—	—	—	2,208.3	—	2,208.3
Operating income	—	—	—	867.6	—	867.6
Earnings from consolidated subsidiaries	460.6	—	—	—	(460.6)	—
Other (expense) income, net	(3.6)	—	—	1.5	—	(2.1)
Intercompany interest income (expense)	127.1	—	—	(127.1)	—	—
Loss on early extinguishment of debt	(124.4)	—	—	—	—	(124.4)
Interest expense	(415.3)	—	—	(1.8)	—	(417.1)
Income before income taxes	44.4	—	—	740.2	(460.6)	324.0
Income tax (benefit) expense	(159.8)	—	—	279.6	—	119.8
Net income	$204.2	$—	$—	$460.6	$(460.6)	$204.2
Comprehensive income	$225.5	$—	$—	$460.6	$(460.6)	$225.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of September 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$30.0	$—	$25.2	$59.6	$—	$114.8
Restricted cash	30.1	—	9.8	—	—	39.9
Accounts receivable (less allowance for doubtful accounts of $36.4)	—	—	238.0	394.9	—	632.9
Affiliates receivable, net	—	1,084.7	—	3,186.2	(4,270.9)	—
Income tax receivable	1.9	—	—	—	—	1.9
Inventories	—	—	10.8	63.6	—	74.4
Deferred income taxes	45.1	—	7.5	77.2	(3.8)	126.0
Prepaid income taxes	22.7	—	—	—	—	22.7
Prepaid expenses and other	4.7	—	32.0	164.2	—	200.9
Total current assets	134.5	1,084.7	323.3	3,945.7	(4,274.7)	1,213.5
Investments in consolidated subsidiaries	11,969.5	25.9	—	—	(11,995.4)	—
Goodwill and other intangibles, net	—	724.0	707.8	5,373.8	—	6,805.6
Net property, plant and equipment	7.6	—	875.3	4,942.0	—	5,824.9
Deferred income taxes	—	205.5	5.0	—	(210.5)	—
Other assets	106.3	—	10.9	67.2	—	184.4
Total Assets	$12,217.9	$2,040.1	$1,922.3	$14,328.7	$(16,480.6)	$14,028.4
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$1,155.1	$—	$17.0	$10.4	$—	$1,182.5
Current portion of interest rate swaps	30.0	—	—	—	—	30.0
Accounts payable	0.8	0.1	106.1	213.0	—	320.0
Affiliates payable, net	2,729.0	—	1,541.9	—	(4,270.9)	—
Advance payments and customer deposits	—	—	73.0	151.8	—	224.8
Accrued dividends	148.5	—	—	—	—	148.5
Accrued taxes	0.1	0.1	40.0	74.2	—	114.4
Accrued interest	144.9	29.4	0.6	3.9	—	178.8
Other current liabilities	24.8	3.8	60.9	157.7	(3.8)	243.4
Total current liabilities	4,233.2	33.4	1,839.5	611.0	(4,274.7)	2,442.4
Long-term debt and capital lease obligations	6,538.4	1,179.8	17.5	112.6	—	7,848.3
Deferred income taxes	73.1	—	—	1,973.1	(210.5)	1,835.7
Other liabilities	128.6	3.2	50.3	475.3	—	657.4
Total liabilities	10,973.3	1,216.4	1,907.3	3,172.0	(4,485.2)	12,783.8
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,245.1	842.9	0.9	6,918.5	(7,762.3)	1,245.1
Accumulated other comprehensive (loss) income	(0.6)	—	—	53.5	(53.5)	(0.6)
(Accumulated deficit) retained earnings	—	(19.2)	14.1	4,114.4	(4,109.3)	—
Total shareholders’ equity	1,244.6	823.7	15.0	11,156.7	(11,995.4)	1,244.6
Total Liabilities and Shareholders’ Equity	$12,217.9	$2,040.1	$1,922.3	$14,328.7	$(16,480.6)	$14,028.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$115.4	$—	$63.5	$48.1	$—	$227.0
Restricted cash	11.9	—	9.8	—	—	21.7
Accounts receivable (less allowance for doubtful accounts of $29.9)	—	—	273.3	384.1	—	657.4
Affiliates receivable, net	—	1,544.5	—	2,934.3	(4,478.8)	—
Income tax receivable	122.0	—	—	2.1	—	124.1
Inventories	—	—	13.8	62.7	—	76.5
Deferred income taxes	153.0	(3.8)	6.2	76.7	—	232.1
Prepaid income taxes	163.4	0.1	—	—	(148.2)	15.3
Prepaid expenses and other	3.4	—	32.9	66.6	—	102.9
Assets held for sale	—	—	10.7	50.7	—	61.4
Total current assets	569.1	1,540.8	410.2	3,625.3	(4,627.0)	1,518.4
Investments in consolidated subsidiaries	11,622.8	1.4	(5.9)	0.8	(11,619.1)	—
Goodwill and other intangibles, net	—	635.4	840.8	5,510.8	—	6,987.0
Net property, plant and equipment	7.6	—	874.7	4,825.8	—	5,708.1
Deferred income taxes	—	220.0	2.1	—	(222.1)	—
Other assets	95.4	—	9.2	74.0	—	178.6
Total Assets	$12,294.9	$2,397.6	$2,131.1	$14,036.7	$(16,468.2)	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$33.8	$150.0	$19.0	$10.9	$—	$213.7
Current portion of interest rate swaps	30.5	—	—	—	—	30.5
Accounts payable	1.0	—	115.7	179.3	—	296.0
Affiliates payable, net	2,796.6	—	1,682.1	—	(4,478.7)	—
Advance payments and customer deposits	—	—	92.3	148.1	—	240.4
Accrued dividends	148.0	—	—	—	—	148.0
Accrued taxes	0.3	0.1	39.9	225.8	(148.2)	117.9
Accrued interest	114.0	45.7	0.1	2.0	—	161.8
Other current liabilities	29.8	1.0	105.2	115.2	—	251.2
Total current liabilities	3,154.0	196.8	2,054.3	681.3	(4,626.9)	1,459.5
Long-term debt and capital lease obligations	7,432.0	1,361.7	30.2	112.8	—	8,936.7
Deferred income taxes	91.8	—	—	1,981.8	(222.1)	1,851.5
Other liabilities	119.0	1.9	50.0	475.4	—	646.3
Total liabilities	10,796.8	1,560.4	2,134.5	3,251.3	(4,849.0)	12,894.0
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,496.1	842.0	—	6,918.5	(7,760.5)	1,496.1
Accumulated other comprehensive income	1.9	—	—	61.9	(61.9)	1.9
(Accumulated deficit) retained earnings	—	(4.8)	(3.4)	3,734.7	(3,726.5)	—
Total shareholders’ equity	1,498.1	837.2	(3.4)	10,785.4	(11,619.2)	1,498.1
Total Liabilities and Shareholders’ Equity	$12,294.9	$2,397.6	$2,131.1	$14,036.7	$(16,468.2)	$14,392.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$172.5	$(14.5)	$17.6	$379.7	$(382.8)	$172.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	266.2	692.3	—	958.5
Provision for doubtful accounts	—	—	7.8	33.9	—	41.7
Equity in (earnings) losses from subsidiaries	(355.4)	(23.6)	(6.0)	2.2	382.8	—
Share-based compensation expense	—	—	1.7	17.6	—	19.3
Deferred income taxes	85.6	14.5	(4.2)	(4.0)	—	91.9
Unamortized net premium on retired debt	—	(16.2)	—	—	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	33.0	—	—	—	—	33.0
Gain from plan curtailment	—	—	—	(9.6)	—	(9.6)
Other, net	16.8	(15.7)	(1.8)	(15.4)	—	(16.1)
Changes in operating assets and liabilities, net	278.0	(15.6)	(115.2)	(178.6)	—	(31.4)
Net cash provided from (used in) operations	230.5	(71.1)	166.1	918.1	—	1,243.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(143.0)	(666.4)	—	(809.4)
Broadband network expansion funded by stimulus grants	—	—	—	(68.8)	—	(68.8)
Disposition of wireless assets	—	—	—	57.0	—	57.0
Changes in restricted cash	(18.2)	—	—	—	—	(18.2)
Grant funds received for broadband stimulus projects	26.5	—	—	—	—	26.5
Advances received from (paid to) parent, net	—	371.1	(51.1)	(230.9)	(89.1)	—
Other, net	—	—	3.8	3.2	—	7.0
Net cash provided from (used in) investing activities	8.3	371.1	(190.3)	(905.9)	(89.1)	(805.9)
Cash Flows from Financing Activities:
Dividends paid on common shares	(440.5)	—	—	—	—	(440.5)
Repayment of debt	(1,548.6)	(300.0)	—	—	—	(1,848.6)
Proceeds of debt issuance	1,775.0	—	—	—	—	1,775.0
Debt issuance costs	(19.0)	—	—	—	—	(19.0)
Advances paid to subsidiaries, net	(89.1)	—	—	—	89.1	—
Payment under capital lease obligations	—	—	(14.6)	(0.7)	—	(15.3)
Other, net	(2.0)	—	0.5	—	—	(1.5)
Net cash used in financing activities	(324.2)	(300.0)	(14.1)	(0.7)	89.1	(549.9)
(Decrease) increase in cash and cash equivalents	(85.4)	—	(38.3)	11.5	—	(112.2)
Cash and Cash Equivalents:
Beginning of period	115.4	—	63.5	48.1	—	227.0
End of period	$30.0	$—	$25.2	$59.6	$—	$114.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$204.2	$—	$—	$460.6	$(460.6)	$204.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	—	605.8	—	605.8
Provision for doubtful accounts	—	—	—	32.3	—	32.3
Equity in earnings from subsidiaries	(460.6)	—	—	—	460.6	—
Share-based compensation expense	—	—	—	17.4	—	17.4
Deferred income taxes	34.7	—	—	147.2	—	181.9
Unamortized net discount on retired debt	18.3	—	—	—	—	18.3
Amortization of unrealized losses on de-designated interest rate swaps	37.3	—	—	—	—	37.3
Gain from plan curtailment	—	—	—	(14.7)	—	(14.7)
Other, net	14.9	—	—	1.2	—	16.1
Changes in operating assets and liabilities, net	(238.5)	—	—	56.3	—	(182.2)
Net cash (used in) provided from operations	(389.7)	—	—	1,306.1	—	916.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	—	(506.5)	—	(506.5)
Broadband network expansion funded by stimulus grants	—	—	—	(9.2)	—	(9.2)
Changes in restricted cash	(9.2)	—	—	—	—	(9.2)
Grant funds received for broadband stimulus projects	0.5	—	—	—	—	0.5
Advances paid to parent, net	—	—	—	(814.4)	814.4	—
Other, net	1.8	—	—	(0.6)	—	1.2
Net cash used in investing activities	(6.9)	—	—	(1,330.7)	814.4	(523.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(380.7)	—	—	—	—	(380.7)
Repayment of debt	(3,150.8)	—	—	—	—	(3,150.8)
Proceeds of debt issuance	3,147.0	—	—	—	—	3,147.0
Debt issuance costs	(20.9)	—	—	—	—	(20.9)
Advances received from subsidiaries, net	814.4	—	—	—	(814.4)	—
Payment under capital lease obligations	—	—	—	(0.6)	—	(0.6)
Other, net	(8.0)	—	—	12.8	—	4.8
Net cash provided from financing activities	401.0	—	—	12.2	(814.4)	(401.2)
Increase (decrease) in cash and cash equivalents	4.4	—	—	(12.4)	—	(8.0)
Cash and Cash Equivalents:
Beginning of period	4.1	—	—	38.2	—	42.3
End of period	$8.5	$—	$—	$25.8	$—	$34.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Discontinued Operations:

On June 15, 2012, we completed the sale of the energy business acquired as part of PAETEC, which sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive electricity supplier.

The following table summarizes the results of the energy business which have been separately presented as discontinued operations in the accompanying consolidated statements of income for the three and nine month periods ended September 30:

Nine Months Ended
(Millions)	2012
Revenues and sales	$12.9
Operating income from discontinued operations	(0.5)
Other income	(0.2)
Income tax expense	—
Net loss from discontinued operations	$(0.7)

There were no assets or liabilities attributable to discontinued operations as of September 30, 2012.

15. Subsequent Events:

On November 6, 2012, we declared a dividend of 25 cents per share on our common stock, which is payable on January 15, 2013 to shareholders of record on December 31, 2012.

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

OVERVIEW

We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 23 data centers offering managed services and cloud computing.

STRATEGY

During 2012, we continue to make significant progress on our strategy to grow business and consumer broadband revenues to offset continuing pressure on our consumer voice and long-distance revenues and intercarrier compensation. Revenues from businesses and consumer broadband were 69.0 percent and 68.5 percent of total revenues for the three and nine month periods ended September 30, 2012, respectively, as compared to 60.5 percent and 60.0 percent for the same period in 2011.

Our strategy has been and continues to be transformation of our business from a rural, consumer-focused voice and broadband provider into a national provider of advanced communications and technology solutions to businesses. The key elements of this strategy include:

Transformation of our business

Today, we are a very different company from the one that was created in 2006 through the spinoff from Alltel Corporation. We operated in just 16 states with less than 24,000 miles of fiber, a modest business sales organization and only a handful of lower-tier data centers. We faced challenges as consumers abandoned wireline voice connections in favor of wireless services, and cable television companies were increasingly competing for both voice and Internet customers.

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

In 2011, we completed the acquisition of PAETEC Holding Corp ("PAETEC"), a communications carrier focused on business customers. The PAETEC acquisition creates a nationwide fiber network and advances our strategy to shift our revenue mix towards strategic growth areas, including business and fiber transport services. It adds an attractive base of medium-sized to large-sized business customers, seven data centers and 36,700 fiber miles. In addition, the PAETEC transaction provides opportunities for approximately $100.0 million in pre-tax operating cost synergies and $10.0 million in capital synergies.

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
EXECUTIVE SUMMARY

Key activities during the nine months ended September 30, 2012 included:

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

•
completed the review of our management structure to increase the efficiency of decision-making and position ourselves for continued success, where approximately 350 management positions were eliminated, resulting in annualized savings of approximately $40 million;

•
amended and restated our existing senior secured credit facilities effective August 8, 2012, providing for the incurrence of up to $900.0 million of additional term loans, allowing us to repay our revolving line of credit and create sufficient liquidity to repay our 2013 debt maturities;

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

•
opened new state-of-the-art data centers in Little Rock, Arkansas, and McLean, Virginia, which meet the growing business demand for cloud-based and dedicated managed services and underscore our commitment to our growing business customer base nationwide;

•	implemented new depreciation rates for certain subsidiaries, resulting in a net increase to depreciation expense of $44.7 million for the nine months ended September 30, 2012.

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

Wireless backhaul: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and replacing copper facilities with fiber facilities to wireless towers we already serve. During the three and nine month periods ended September 30, 2012, we spent approximately $76.2 million and $206.2 million, respectively, in fiber-to-the-tower investments and we expect to continue to make significant success-based capital investments during 2012 to offer additional wireless backhaul services to wireless carriers.

Consumer high-speed Internet: As a result of our already high penetration of 70 percent of primary residential lines, we gained approximately 6,000 consumer high-speed Internet customers during the third quarter of 2012. We expect the pace of high-speed Internet customer growth to continue to slow as the number of households without high-speed Internet service shrinks and our penetration continues to increase. However, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. As of September 30, 2012, we could deliver speeds of 3 Megabits per second ("Mbps") to approximately 97 percent of our addressable lines, and speeds of 6 Mbps, 12 Mbps and 24 Mbps are available to approximately 73 percent, 47 percent and 13 percent of our addressable lines, respectively.

Consumer access line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in access lines due to competition from cable television companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of September 30, 2012, all of our access lines had wireless competition and approximately 69 percent of our access lines had fixed-line voice competition. Consumer lines decreased 87,000, or 4.4 percent during the twelve month period ended September 30, 2012, primarily due to the effects of competition.

Synergies and operational efficiencies: We continually strive to identify opportunities for operational efficiencies, in the context of both our acquired businesses and legacy operations. During the three and nine month periods ended September 30, 2012, we recognized approximately $45.0 million and $123.0 million in synergies from our acquisitions completed since the beginning of 2010, respectively, primarily related to workforce and network efficiencies. In addition to acquisition-related synergies, we also evaluate our legacy operations for operational efficiency. On May 31, 2012, we announced the review of our management structure to increase the efficiency of decision-making, to ensure our management structure is as simple and as responsive to customers as possible and position ourselves for continued success. We eliminated approximately 350 management positions as part of the restructuring, which was completed in the third quarter of 2012 and resulted in severance related costs of $22.4 million. The changes are expected to result in annualized savings of approximately $40.0 million.

ORGANIZATION AND RESULTS OF OPERATIONS

We provide a wide range of telecom services, from advanced data solutions for businesses to basic consumer voice services. We deliver these services over owned or leased network facilities. Our sales, marketing and customer support teams are structured based upon the type of customer they serve. Our corporate support teams, such as finance and accounting, human resources and legal, support our operations as a whole. See below a detailed discussion and analysis of revenues and sales in our discussion of consolidated operating results.

The following table reflects our consolidated operating results as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions) (a) (b) (c)	2012	2011	2012	2011
Revenues and sales:
Service revenues:
Business	$906.4	$491.8	$2,694.8	$1,468.0
Consumer	335.4	344.9	1,010.0	1,038.7
Wholesale	219.8	147.6	658.9	452.8
Other	26.1	10.3	82.4	33.3
Total service revenues	1,487.7	994.6	4,446.1	2,992.8
Product sales	64.7	28.6	189.3	83.1
Total revenues and sales	1,552.4	1,023.2	4,635.4	3,075.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	671.3	366.3	1,987.3	1,101.5
Cost of products sold	56.8	24.5	159.3	68.6
Selling, general, and administrative	225.4	130.9	713.4	397.8
Depreciation and amortization	326.4	203.8	958.5	605.8
Merger and integration costs	12.7	19.9	54.4	33.9
Restructuring charges	12.1	0.5	23.3	0.7
Total costs and expenses	1,304.7	745.9	3,896.2	2,208.3
Operating income	247.7	277.3	739.2	867.6
Other (expense) income, net	(5.3)	(1.5)	4.6	(2.1)
(Loss) gain on early extinguishment of debt	—	(20.5)	1.9	(124.4)
Interest expense	(155.4)	(134.2)	(465.4)	(417.1)
Income from continuing operations before income taxes	87.0	121.1	280.3	324.0
Income taxes	33.3	43.0	107.1	119.8
Income from continuing operations	53.7	78.1	173.2	204.2
Discontinued operations, net of tax	—	—	(0.7)	—
Net income	$53.7	$78.1	$172.5	$204.2
Operating Metrics: (Thousands)
Business Operating Metrics:
Customers
Enterprise	174.8	65.8
Small business	471.9	397.0
Total customers (d)	646.7	462.8

Carrier special access circuits	112.7	106.4

Consumer Operating Metrics:
Voice lines	1,865.2	1,951.7
High-speed Internet	1,216.2	1,199.5
Digital television customers	442.7	444.8
Total consumer connections	3,524.1	3,596.0

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

(c)	Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net or comprehensive income.

(d)	Total customers include each individual business customer location to which we provide service and exclude carrier special access circuits.

Business Service Revenues

Business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services to enterprise and small-business customers. Revenues from other carriers for special access circuits and fiber connections are also included. We expect business service revenues to be favorably impacted by increasing demand for data services such as integrated data and voice services, multi-site networking and data center services. As wireless data usage grows and fourth generation ("4G") networks are expanded, we expect to win additional opportunities to provide fiber and special access services to support the capacity needs of wireless carriers.

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

For the twelve months ended September 30, 2012, business customers increased by approximately 183,900, or 39.7 percent, primarily due to the acquisition of PAETEC. Excluding PAETEC, business customers decreased by approximately 11,700, or 2.5 percent percent during the same period. During the third quarter of 2012, our business customers decreased by 4,600. Our growth in enterprise customers is slightly outpaced by losses in small business customers, typically due to competition from cable companies. However, our enterprise customers are driving growth in overall revenue through purchases of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

Despite the opportunities for growth from business services, competition and weakness in the economy may have the effect of suppressing revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$396.5		$1,180.3
Due to increases in data and integrated services revenues (a)	10.5		28.8
Due to increases in carrier revenues (b)	3.6		14.8
Due to increases in data center and managed services revenues (c)	3.3		10.3
Due to increases in high-speed Internet revenues	0.8		3.7
Due to decreases in traditional voice, long distance and miscellaneous revenues (d)	(0.1)		(11.1)
Total increases in business revenues	$414.6	84%	$1,226.8	84%

(a)	Increases in data and integrated services revenues were primarily due to demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)	Increases in carrier revenues, which primarily represent monthly recurring charges for dedicated circuits, were attributable to demand from wireless and other carriers, previously discussed.

(c)	Increases in data center and managed services revenues, which primarily represent data center and colocation revenues, were due to increased demand and incremental sales.

(d)
Decreases in traditional voice service revenues were primarily attributable to competition and migration of existing customers to integrated services and bundled offerings. These declines were partially offset by $4.1 million due to the implementation of the access recovery charge ("ARC"), which is a monthly charge established by the FCC designed to mitigate revenue reductions resulting from intercarrier compensation reform implemented in the third quarter of 2012.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers.

We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable television companies and other providers using emerging technologies. For the twelve months ended September 30, 2012, consumer voice lines decreased by approximately 87,000, or 4.4 percent. Increasing revenues from high-speed Internet and related services help to offset some of the losses in consumer voice revenues. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the twelve months ended September 30, 2012, consumer high-speed Internet customers increased by approximately 17,000, or 1.4 percent. During the third quarter of 2012, our consumer high-speed Internet customers increased by approximately 6,000. As of September 30, 2012, we provided high-speed Internet service to approximately 41 percent of total access lines in service and approximately 70 percent of primary residential lines in service. As of September 30, 2012, approximately 76 percent of our total access lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2012, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. We expect the pace of high-speed Internet customer growth to continue to slow as the number of households without high-speed Internet service shrinks and our penetration continues to increase.

To combat competitive pressures in our markets, we continue to emphasize our bundle service strategy and enhance our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet revenues (a)	4.3		14.8
Due to decreases in voice, long distance and miscellaneous revenues (b)	(13.8)		(43.5)
Total decreases in consumer revenues	$(9.5)	(3)%	$(28.7)	(3)%

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

Revenues from these services are expected to decline due to access line losses and reductions in switched access rates.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC (a)	$92.5		$252.0
Due to increases in federal USF revenues (b)	12.3		14.7
Due to decreases in voice and other revenues	(0.4)		(1.6)
Due to decreases in state USF revenues	(1.0)		(2.1)
Due to decreases in switched access revenues (c)	(31.2)		(56.9)
Total increases in wholesale revenues	$72.2	49%	$206.1	46%

(a)
During the first quarter of 2012, we suspended and modified certain PAETEC wholesale products, which represented approximately $16.0 million in revenue recognized during the nine months ended September 30, 2012.

(b)
Increases in federal USF revenues were primarily due to the implementation of the access recovery mechanism ("ARM") during the third quarter of 2012. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. In addition, Federal USF revenues increased due to a change in the contribution factor from 14.4 percent to 15.7 percent, resulting in a proportionate change in federal USF expense included in cost of services below.

(c)
Decreases in switched access revenues were primarily due to the impact of intercarrier compensation reform and continued declines in voice lines. The ARC and ARM, discussed previously, are designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

Other Service Revenues

Other service revenues include revenues from certain consumer markets where we lease the connection to the customer premise, software and other miscellaneous services. In the consumer markets where we lease the connection to the customer premise, we are no longer offering new service. As a result of this decision, we expect other service revenues to decline as current customers disconnect.

The following table reflects the primary drivers of year-over-year changes in other service revenues:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$17.5		$55.9
Due to decreases in other	(1.7)		(6.8)
Total increases in other revenues	$15.8	153%	$49.1	147%

Product Sales

Product sales include data and communications equipment sold to businesses and high-speed Internet modems, home networking equipment, computers and other equipment sold to consumers. In addition, we sell network equipment to contractors on a wholesale basis.

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$33.3		$89.1
Due to increases in contractor sales (a)	3.3		16.2
Due to increases in consumer product sales (b)	0.2		1.4
Due to decreases in business product sales	(0.7)		(0.5)
Total increases in product sales	$36.1	126%	$106.2	128%

(a)	Increases in contractor sales were primarily due to increased sales of outside plant materials.

(b)	Increases of consumer product sales were driven by increased sales for home networking and customer premise equipment.

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$287.5		$856.9
Due to increases in third-party costs for ancillary voice and data services (a)	3.4		12.5
Due to increases in interconnection expense (b)	0.6		11.4
Due to increases in federal USF expenses (c)	0.2		3.4
Due to increases in network operations and other (d)	2.4		3.0
Due to changes in postretirement and pension expense (e)	10.9		(1.4)
Total increases in cost of services	$305.0	83%	$885.8	80%

(a)
Increases in third-party costs were due to increases in charges incurred to provide third-party services to customers and charges incurred to provide voice features and value added data services to customers.

(b)
Increases in interconnection expense were attributable to increased purchases of circuits, including circuits to service the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network, partially offset by the favorable impact of network efficiency projects and rate reductions.

(c)
Increases in federal USF contributions were driven by an increase in the USF contribution factors from 14.4 percent and 15.7 percent for the nine month periods ended September 30, 2011 and 2012, respectively. A proportionate increase is seen in federal USF surcharge revenues.

(d)
Increases in network operations and other expenses were due to higher leased network facilities costs, offset by incremental internal labor charged to capital projects as a result of increased capital spend and activity.

(e)
Increases in postretirement and pension expense for the three months ended September 30, 2012, are primarily driven by a curtailment gain recognized during the third quarter of 2011 as a result of the elimination of basic retiree life insurance coverage for certain current and future retirees. For the nine months ended September 30, 2012, this was offset by a curtailment gain recognized during the second quarter of 2012 related to the elimination of all benefits for certain current and future retirees.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$29.6		$74.4
Due to increases in costs of contractor sales (a)	3.5		16.5
Due to changes in equipment sales to business customers	(0.4)		0.2
Due to decreases in consumer costs of product sold (b)	(0.4)		(0.4)
Total increases in cost of products sold	$32.3	132%	$90.7	132%

(a)	Increases in contractor cost of products sold were consistent with the changes in contractor sales.

(b)	Decreases in consumer costs of products sold were driven by the decrease in sales, driven by lower customer broadband additions as compared to the same period in the prior year.

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, information technology support systems, costs associated with corporate and other support functions and professional fees. These expenses also include salaries and wages and employee benefits not directly associated with the provision of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquisition of PAETEC	$106.4		$329.3
Due to increases in medical insurance expenses (a)	4.6		14.8
Due to changes in pension and postretirement expenses (b)	3.3		(0.4)
Due to decreases in other costs (c)	(11.5)		(6.4)
Due to decreases in sales and marketing expenses (d)	(8.3)		(21.7)
Total increases in SG&A and other expenses	$94.5	72%	$315.6	79%

(a)	Increases in medical insurance expenses were primarily due to increases in medical claims and related costs.

(b)
Increases in postretirement and pension expense for the three months ended September 30, 2012, are primarily driven by a curtailment gain recognized during the third quarter of 2011 as a result of the elimination of basic retiree life insurance coverage for certain current and future retirees. For the nine months ended September 30, 2012, this was offset by a curtailment gain recognized during the second quarter of 2012 related to the elimination of all benefits for certain current and future retirees.

(c)	Decreases in other costs were primarily due to losses related to litigation activity recorded in 2011 and various other costs in 2012.

(d)	Decreases in sales and marketing expenses were due to lower compensation costs for the business channel and decreased advertising expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of our plant assets and the amortization of our intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to depreciation of PAETEC's plant assets	$53.5		$143.9
Due to amortization of intangible assets acquired from PAETEC	41.0		122.3
Due to increases in depreciation expense (a)	33.9		106.4
Due to decreases in amortization expense (b)	(5.8)		(19.9)
Total increases in depreciation and amortization expense	$122.6	60%	$352.7	58%

(a)
Increases in depreciation expense were primarily due to additions in property, plant and equipment. Additionally, we implemented new depreciation rates beginning in 2012 for certain subsidiaries, which resulted in a net increase to depreciation expense of $44.7 million for the nine month period ended September 30, 2012. See Note 2 to the consolidated financial statements.

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

On May 31, 2012, we announced the review of our management structure to increase the efficiency of decision-making, to ensure our management structure is as simple and as responsive to customers as possible and position ourselves for continued success. We eliminated approximately 350 management positions as part of the restructuring, which was completed in the third quarter of 2012 and resulted in severance related costs of $22.4 million. The changes are expected to result in annualized savings of approximately $40.0 million. Severance, lease exit costs and other related charges are included in restructuring charges. Merger, integration and restructuring costs are unpredictable by nature but should not necessarily be viewed as non-recurring.

Set forth below is a summary of merger, integration and restructuring costs for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2012	2011	2012	2011
Merger and integration costs:
Transaction costs associated with acquisitions (a)	$—	$17.8	$7.1	$21.1
Employee related transition costs (b)	3.1	1.0	17.4	7.9
Computer system and conversion costs	1.9	0.9	5.3	4.3
Signage, rebranding and other costs (c)	7.7	0.2	24.6	0.6
Total merger and integration costs	12.7	19.9	54.4	33.9
Restructuring charges (d)	12.1	0.5	23.3	0.7
Total merger, integration and restructuring charges	$24.8	$20.4	$77.7	$34.6

(a)
Transaction costs incurred during the three and nine months ended September 30, 2012, primarily relate to accounting, legal, broker fees and other miscellaneous costs associated with the acquisition of PAETEC. These costs are considered indirect or general and are expensed when incurred. During the three and nine months ended September 30, 2011, we incurred acquisition-related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Iowa Telecom, Q-Comm, Hosted Solutions and PAETEC. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee related transition costs during 2012 primarily consists of severance related to the integration of PAETEC.

(c)	Signage, rebranding and other costs includes signage, rebranding, lease termination, consulting fees associated with integration activities and other integration related expenses.

(d)	Restructuring charges primarily related to the restructuring announcement made on May 31, 2012. See previous discussion.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of September 30, 2012, we had unpaid merger, integration and restructuring liabilities totaling $22.2 million, which consisted of $4.8 million of accrued severance costs primarily associated with the integration of PAETEC, $6.7 million primarily associated with the restructuring announcement made on May 31, 2012, and $10.7 million related to other integration activities. Severance and related employee costs are included in other current liabilities in the the accompanying unaudited interim consolidated balance sheet and will be paid as positions are eliminated, excluding salary continuation payments. These payments will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $29.6 million, or 10.7 percent and $128.4 million, or 14.8 percent, during the three and nine month periods ended September 30, 2012, respectively, as compared to the same period in 2011. The decrease for the three month period ended September 30, 2012, as compared to the same period in 2011, was primarily due to an increase in depreciation and amortization expense, driven by changes in depreciable lives and increased capital expenditures, as previously discussed.

The decrease for the nine month period ended September 30, 2012, as compared to the same period in 2011 was primarily due to an increase in depreciation and amortization expense, driven primarily by changes in depreciable lives and increased capital expenditures as previously discussed. Also contributing to the decrease in operating income were increases in merger, integration and restructuring expense as a result of the integration of PAETEC and our management reorganization previously discussed. These increases in expense were partially offset by operating income generated from PAETEC of $19.3 million and expense management initiatives.

Operating Income before Depreciation and Amortization ("OIBDA")

OIBDA increased $93.0 million, or 19.3 percent and $224.3 million, or 15.2 percent, for the three and nine month periods ended September 30, 2012, respectively, as compared to the same period in 2011 (see "Reconciliation of non-GAAP Financial Measures"). The increases for the three and nine month periods ended September 30, 2012, were primarily due to OIBDA from PAETEC of $86.7 million and $285.5 million, respectively. The increase in OIBDA from PAETEC for the nine month period ended September 30, 2012, was partially offset by an increase in merger, integration and restructuring charges, discussed above.

Other (Expense) Income, Net

Set forth below is a summary of other income, net for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2012	2011	2012	2011
Interest income	$—	$—	$1.0	$1.5
(Loss) gain on sale of investments (a)	(0.2)	—	7.2	0.9
Other income, net	(0.2)	—	3.9	0.5
Ineffectiveness of interest rate swaps	(4.9)	(1.5)	(7.5)	(5.0)
Other (expense) income, net	$(5.3)	$(1.5)	$4.6	$(2.1)

(a)
This increase for the nine month period ended September 30, 2012, was primarily due to the sale of wireless assets associated with Iowa Telecom and D&E Communications, Inc. ("D&E"). See Note 2 to the consolidated financial statements.

Loss (Gain) on Extinguishment of Debt

During the first quarter of 2012, we retired all $300.0 million of the outstanding 9.500 percent notes due July 15, 2015 ("PAETEC 2015 Notes"). The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result we recognized a gain on extinguishment of debt of $1.9 million during the nine month period ended September 30, 2012.

During the nine month period ended September 30, 2011, we repurchased $1,544.5 million of our 2016 8.625 percent Senior Notes ("2016 Notes") and all $400.0 million of our 7.750 percent Valor Notes ("Valor Notes"). We financed these transactions with proceeds from various debt offerings and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $124.4 million during the first quarter of 2011.

The loss (gain) on extinguishment of debt is shown as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2012	2011	2012	2011
2015 PAETEC Notes:
Premium on early redemption	$—	$—	$14.3	$—
Unamortized premium on original issuance	—	—	(16.2)	—
Gain on early extinguishment for 2015 PAETEC Notes	—	—	(1.9)	—
2016 Notes:
Premium on early redemption	—	15.2	—	92.7
Unamortized discount on original issuance	—	5.1	—	23.7
Third-party fees for early redemption	—	—	—	2.7
Unamortized debt issuance costs on original issuance	—	0.2	—	1.1
Loss on early extinguishment for 2016 Notes	—	20.5	—	120.2
Valor Notes:
Premium on early redemption	—	—	—	10.3
Third-party fees for early redemption	—	—	—	0.4
Unamortized premium on original issuance	—	—	—	(6.5)
Loss on early extinguishment for Valor Notes	—	—	—	4.2
Total loss (gain) on early extinguishment of debt	$—	$20.5	$(1.9)	$124.4

Interest Expense

Set forth below is a summary of interest expense for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Senior secured credit facility, Tranche A	$4.1	$1.3	$9.0	$4.8
Senior secured credit facility, Tranche B	14.2	10.1	35.2	30.0
Senior secured credit facility, revolving line of credit	3.7	5.2	15.8	13.1
Senior unsecured notes	100.2	101.6	300.5	314.4
Notes issued by subsidiaries	22.7	2.2	69.2	10.1
Impacts of interest rate swaps	13.3	16.2	41.1	49.5
Interest on capital leases and other	0.7	—	2.5	0.2
Less capitalized interest expense	(3.5)	(2.4)	(7.9)	(5.0)
Total interest expense	$155.4	$134.2	$465.4	$417.1

Interest expense increased $21.2 million, or 15.8 percent and $48.3 million, or 11.6 percent for the three and nine month periods ended September 30, 2012, as compared to the same period of 2011, respectively. The increase in 2012 was primarily due to interest incurred on notes issued by subsidiaries, specifically PAETEC.

Income Taxes

Income tax expense decreased $9.7 million, or 22.6 percent and $12.7 million, or 10.6 percent for the three and nine month periods ended September 30, 2012, as compared to the same periods in 2011, respectively. The decrease in income tax expense in 2012 is primarily due to the decrease in income before taxes. Our effective tax rate increased to 38.3 percent and 38.2 percent for the three and nine month periods ended September 30, 2012, as compared to 35.5 percent and 37.0 percent in the corresponding periods in 2011.

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

Discontinued Operations, Net of Tax

On November 30, 2011, we completed the acquisition of PAETEC. The operating results of the energy business acquired as part of PAETEC, which sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive supplier, have been separately presented as discontinued operations in the accompanying consolidated statements of income. On June 15, 2012, we completed the sale of the energy business. See Note 14 for additional information.

Pension Expense

In accordance with our accounting policy for pension benefits, we recognize actuarial gains and losses in our operating results in the year in which the gains or losses occur. We will remeasure our pension assets and liabilities based on updated actuarial assumptions at December 31, 2012, including the actual return on plan assets during the year and the current discount rate. We expect to take a significant charge during the fourth quarter of 2012, primarily due to a decline in the discount rate.

As of June 30, 2012, a decline in the discount rate of 25 basis points would have resulted in an increase in pension expense of $37.4 million. As of September 30, 2012, our discount rate had declined approximately 90 basis points as compared to the prior plan measurement. We have also experienced year to date gains in our pension plan assets through September 30, 2012, of 11.6 percent, as compared to projected gains of 8.0 percent. Each increase (decrease) of 50 basis points as compared to the projected gains would result in a gain (loss) of $4.6 million upon remeasurement.

Our discount rate and return on plan assets are primarily driven by changes in interest rates and the performance of the financial markets, both of which could change significantly prior to the plan remeasurement. As such, we are not able to determine or project the actual amount of the expected charge that we may record in the fourth quarter at this time.

Regulatory Matters

We are subject to regulatory oversight by the Federal Communications Commission (“FCC”) for particular interstate matters and state public utility commissions ("PUCs") for certain intrastate matters. We are also subject to various federal and state statutes that direct such regulations. We actively monitor and participate in proceedings at the FCC and PUCs and engage federal and state legislatures on matters of importance to us.

Federal Regulation and Legislation

Intercarrier Compensation and USF Reform

On November 18, 2011, the FCC released an order ("the Order") which established a framework for reform of the intercarrier compensation system and the federal Universal Service Fund ("USF"). The Order had two major provisions:

•	the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates, and

•	the provision of USF support for voice and broadband services.

In reforming the USF, the Order established the Connect America Fund, which included a short-term ("CAF Phase 1") and a longer-term ("CAF Phase 2") framework. CAF Phase 1 provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved locations, limited to $775 per unserved location. As a result of our aggressive broadband deployment to date, we have very few unserved locations remaining in our service areas for which $775 in incremental support would make broadband deployment economical. On July 24, 2012, we elected to accept approximately $0.7 million of the $60.4 million in incremental support allocated to us for 2012. In addition, we filed a waiver request seeking to modify certain CAF Phase 1 requirements, which would enable us to accept the remaining $59.7 million to expand our broadband footprint. The waiver request is still pending.

The FCC is working to establish rules for CAF Phase 2 funding based on a forward-looking cost model to further extend broadband to high-cost areas. The development of this model is ongoing and is not expected to be completed by the end of 2012 as originally scheduled by the FCC. Until the implementation of CAF Phase 2 is complete, our annual USF funding will continue to be frozen at 2011 levels, but we will be required to use one-third of the frozen legacy support to operate and build broadband networks beginning in 2013. In 2014, this condition will apply to two-thirds of the frozen legacy support, and in 2015 it will increase to 100 percent. Based on current expenditures, we expect to comply with these additional funding conditions for all periods. In addition, if the FCC does not implement CAF Phase 2 by the end of 2012, the FCC may continue to provide CAF Phase 1 incremental support in 2013.

As part of the Order's reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reductions and ultimate elimination of terminating access rates. First, the FCC established the access recovery charge ("ARC"), a fee which may be assessed to our retail customers. Second, the access recovery mechanism ("ARM") is a form of additional federal universal service support designed to allow carriers to recover revenue reductions not recovered from the assessment of the ARC.

On April 25, 2012, the FCC decided that originating access rates for intrastate long distance traffic exchanged between an Internet-protocol network and the traditional telecommunications network should be subject to default rates equal to interstate originating access rates beginning on July 1, 2014. The FCC refused at that time to adopt a mechanism that would allow companies to recover the loss of originating access revenues resulting from the change. On July 27, 2012, we filed a petition for review with the U.S. Court of Appeals of the District of Columbia seeking relief from the April 2012 ruling on the grounds that it is arbitrary, capricious, in excess of the FCC's statutory authority and otherwise not in accordance with law. That petition for review was transferred to the U.S. Court of Appeals for the 10th Circuit on August 28, 2012, and on October 1, 2012, our appeal was consolidated with 30 appeals on the Order. Our initial brief is due on December 10, 2012, and briefing is expected to be completed in the second quarter of 2013. We continue to assess the impacts of the FCC's intercarrier compensation reform on our wholesale business activities.

Additional implications of the Order will likely result in future additional rulemaking and require significant interpretation, management judgment and collaboration with other telecommunications carriers. As a result of these factors, we expect numerous disputes with other carriers with respect to the proper amount of intercarrier compensation that is payable between such parties, and these disputes can sometimes become significant. Our policy is to establish reserves on wholesale revenues and accounts receivable balances when collectability is not reasonably assured. We do not believe that ultimate resolution of uncertainties, including asserted and unasserted disputes and claims from other telecommunications carriers, relate to wholesale services provided to date will have a material impact on the future consolidated results of operations, cash flows or our financial condition.

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

Set forth below is a summary of intercarrier compensation revenue, reciprocal compensation expense and federal universal service support for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Intercarrier compensation revenue	$84.0	$72.2	$267.1	$220.6
Reciprocal compensation expense	$36.6	$29.6	$135.5	$58.2
Federal universal service support	$36.3	$24.5	$86.5	$74.8

Broadband Stimulus

As part of the American Recovery and Reinvestment Act of 2009 ("ARRA"), approximately $7.2 billion was allocated for the purpose of expanding broadband services to unserved and underserved areas. The Rural Utilities Service ("RUS"), part of the United States Department of Agriculture, approved eighteen of our applications for these funds for projects totaling $241.7 million. The RUS will fund 75 percent of these approved grants, or $181.3 million, and we will fund 25 percent, or $60.4 million.

Selected information related to the broadband stimulus expenditures and receipts is as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended		Nine Months Ended		Inception to Date
	2012	2011	2012	2011
Stimulus capital expenditures funded by RUS	$31.0	$7.2	$68.8	$9.2	$91.5
Stimulus capital expenditures funded by Windstream (a)	15.8	2.4	28.4	3.1	36.4
Total stimulus capital expenditures	$46.8	$9.6	$97.2	$12.3	$127.9
Funds received from RUS	$6.9	$0.5	$26.5	$0.5	$30.5

(a)
Stimulus capital expenditures funded by Windstream are included in our capital expenditure totals for each period presented in the statements of cash flows. This figure includes certain non-reimburseable charges for which we are responsible for the full amount of the cost.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the nine month period ended September 30, 2012, we recognized $94.9 million in state USF revenue, which included approximately $66.7 million from the Texas USF. These payments are intended to provide additional support, beyond the federal USF receipts, for the high cost of operating in certain rural markets.

Several states, including Texas and Pennsylvania, are currently conducting reviews of their universal service funds and intercarrier compensation systems. The Texas PUC recently adopted an order which we expect to reduce our Texas USF support by approximately $4.3 million each year over the next four years. The Texas PUC is considering further needs-based and rate rebalancing reforms which could adversely impact our support in the future. We are not yet able to determine the financial impact of additional Texas USF reform or reform in other states. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, for more information regarding our state regulatory matters.

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

Our cash position decreased by $112.2 million to $114.8 million at September 30, 2012, from $227.0 million at December 31, 2011, as compared to an increase of $8.0 million during the same period in 2011. Cash outflows were primarily driven by repayments of debt and payment of interest, capital expenditures and dividends. These outflows were partially offset by cash inflows from operations of $1,243.6 million and proceeds from debt issuances of $1,775.0 million.

Historical Cash Flows

The following table summarizes our cash flow activities for the nine month periods ended September 30:

(Millions)	2012	2011
Cash flows provided from (used in):
Operating activities	$1,243.6	$916.4
Investing activities	(805.9)	(523.2)
Financing activities	(549.9)	(401.2)
Decrease in cash and cash equivalents	$(112.2)	$(8.0)

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $327.2 million in the nine month period ended September 30, 2012, as compared to the same period in 2011. The increase during 2012 is primarily attributable to the $93.4 million increase in net income taxes refunded and cash flows generated from PAETEC.

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

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. Cash used in investing activities increased by $282.7 million in the nine month period ended September 30, 2012 as compared to the same period in 2011, primarily driven by increased capital expenditures, as discussed below. This increase was partially offset by approximately $57.0 million in proceeds from the disposition of wireless assets. See Note 2 to the consolidated financial statements.

Capital expenditures were $809.4 million and $506.5 million for nine month period ended September 30, 2012 and the same period in 2011, respectively. Capital expenditures increased $302.9 million for nine month period ended September 30, 2012, driven by success-based fiber-to-the-tower initiatives, our portion of broadband stimulus spend, expansion of our data center presence, enhancements to our network and the acquisition of PAETEC. Given the growing bandwidth needs fueled by wireless data growth, wireless carriers have aggressively accelerated their fiber deployment plans and increased the number of towers targeted for fiber. We expect increases in wireless data usage and expansion of wireless 4G networks through the end of 2013, which will provide more opportunities for our wireless backhaul services. We are currently executing on fiber to the tower projects we have won. These capital investments offer attractive long-term returns and position our business to continue improving our financial performance going forward. The primary uses of cash for future capital expenditures are for property, plant and equipment necessary to support our network operations, including spend on success-based fiber initiatives such as fiber-to-the-tower and data center expansions.

Cash Flows - Financing Activities

Cash used in financing activities increased by $148.7 million for the nine month period ended September 30, 2012, as compared to the same period in 2011. This increase was due to repayments of debt, primarily offset by debt proceeds, discussed below. We retired $300.0 million in outstanding indebtedness related to the PAETEC 2015 Notes. Additionally, we borrowed $595.0 million under the revolving line of credit in our senior secured credit facility and later repaid $1,515.0 million during the first nine months of 2012. During the third quarter of 2012, we incurred new borrowings of $300.0 million of Tranche A4 senior secured credit facilities due Augusts 8, 2017, and $600.0 million of Tranche B3 senior secured credit facilities due August 8, 2019. During the first quarter of 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding ("Tranche A2") to Tranche A3 senior secured credit facilities ("Tranche A3") and incurred new borrowings of $280.0 million of Tranche A3 facilities, which will also be due December 30, 2016.

During the first nine months of 2011, we issued $1,250.0 million in additional notes and extended the maximum line of credit under our revolving credit agreement from $750.0 million to $1,250.0 million. The proceeds from the additional notes, along with borrowing from the revolving line of credit, were used to retire $1,944.5 million in outstanding indebtedness. This included $1,544.5 million of our 2016 Notes and all $400.0 million of our Valor Notes. These transactions allowed us to extend our existing debt maturities and lower our future interest costs.

Our board of directors maintains a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to our restricted payment capacity under our debt covenants as further discussed below. Dividends paid to shareholders were $0.25 per share during both the first, second and third quarter of 2012, totaling $440.5 million, which was an increase of $59.8 million due to additional shares issued and outstanding during 2012 from shares issued for the acquisition of PAETEC. On November 6, 2012, we declared a dividend of 25 cents per share on our common stock, which is payable on January 15, 2013, to shareholders of record on December 31, 2012.

We anticipate refinancing the majority of the principal amounts maturing in 2013 before they mature as we do not expect that cash flows from operations will be sufficient to fund the scheduled maturities. As discussed previously, we amended our credit facility on August 8, 2012, to raise $900.0 million in additional term loan proceeds that were used to repay our revolver borrowings and for general corporate purposes, thereby creating sufficient liquidity to repay the 2013 debt maturities. We also plan to use cash generated from operations to pay down a portion of the principal amounts maturing in 2013.

Pension

We did not make a pension contribution during the nine months ended September 30, 2012. Based on an actuarial valuation completed during the first quarter of 2012, we will not be required to make a pension contribution during 2012, but can make a contribution on a voluntary basis. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan. During the first quarter of 2011, we contributed 4.9 million shares of our common stock to the Windstream Pension Plan. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $60.6 million. The pension trust subsequently sold all 4.9 million shares for approximately $61.1 million. On September 21, 2011, we contributed 5.9 million shares of our common stock to the Windstream Pension Plan to meet our remaining 2011 and expected 2012 obligation. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $75.2 million. The pension trust subsequently sold all 5.9 million shares for approximately $72.4 million.

In July 2012, the Moving Ahead for Progress in the 21st Century Act (the "Act") was signed into law. The Act contains important pension funding stabilization provisions, which will impact employer-sponsored defined benefit pension plans. Included in the Act are provisions which reduce minimum pension contribution requirements in the near term. After assessing the impact of the Act, we expect to make a contribution of between $20 million to $30 million in 2013, which we may make in either cash or Windstream stock. We will not make a contribution for the remainder of 2012.

Debt Capacity

As of September 30, 2012, we had $8,928.4 million in long-term debt outstanding, including current maturities and excluding the premium and capital lease obligations (see Note 5). As of September 30, 2012, the amount available for borrowing under the revolving line of credit was $1,235.4 million.

Effective August 8, 2012, we amended and restated our existing senior secured credit facilities to provide for the incurrence of up to $900.0 million of additional term loans. We used the proceeds to repay the full outstanding balance of the credit facility revolver, without any reduction in commitments, and for general corporate purposes. The additional term loans consist of $300.0 million of Tranche A4 senior secured credit facilities due August 8, 2017 and $600.0 million of Tranche B3 senior secured credit facilities due August 8, 2019.

Effective February 23, 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding to Tranche A3 and extended the maturity to December 30, 2016. In addition, we incurred new borrowings of $280.0 million of Tranche A3 senior secured credit facilities, which will also be due December 30, 2016. The proceeds from these borrowings were used to partially repay the credit facility revolver, without any reduction in commitments. Additionally, the restatement extended the maturity of certain existing term loans and provided for the ability to refinance and extend the maturity of any term loan or revolving loan with the consent of the affected lenders, modify certain other definitions and provisions and increase secured debt capacity to 2.25 times adjusted OIBDA, as defined per the credit facility.

As of September 30, 2012, we had approximately $1,121.9 million of restricted payment capacity as governed by our credit facility, which limits the amount of dividends we may distribute. We build additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. We will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

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

Certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2012, we were in compliance with all debt covenants and restrictions.

Our senior secured credit facility and Windstream indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States ("non-GAAP financial measures"). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with our debt covenants and were calculated as follows:

(Millions, except ratios)	September 30, 2012
Gross leverage ratio:
Total debt	$9,030.8
Operating income, last twelve months	$839.6
Depreciation and amortization, last twelve months	1,200.2
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	366.9
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$2,406.7
Leverage ratio (b)	3.75
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,406.7
Interest expense, last twelve months	$606.6
Adjustments required by the credit facilities and indentures (c)	49.2
Adjusted interest expense	$655.8
Interest coverage ratio (d)	3.67
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility and indentures primarily consist of the inclusion of pension and share-based compensation expense, non-recurring merger, integration and restructuring charges and PAETEC's pre-acquisition operating income before depreciation and amortization.

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

Credit Ratings

As of September 30, 2012, Moody’s Investors Service, Standard & Poor’s ("S&P") Corporation and Fitch Ratings had granted us the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Stable	Stable	Stable

Factors that could affect our short and long-term credit ratings would include, but are not limited to, a material decline in our operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If our credit ratings were to be downgraded, we might incur higher interest costs on future borrowings, and our access to the public capital markets could be adversely affected. Our exposure to interest risk is further discussed in the Market Risk section below. A downgrade in our current short or long-term credit ratings would not accelerate scheduled principal payments of our existing long-term debt. Our next significant scheduled debt maturity is in August 2013.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Contractual Obligations and Commitments

As discussed in Note 5, we retired all $300.0 million of the outstanding PAETEC 2015 Notes during the first quarter of 2012. Additionally, effective February 23, 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding to Tranche A3 and extended the maturity to December 30, 2016. In addition, we incurred new borrowings of $280.0 million of Tranche A3 senior secured credit facilities, which will also be due December 30, 2016. Effective August 8, 2012, we incurred new borrowings of $300.0 million of Tranche A4 senior secured credit facilities due August 8, 2017 and $600.0 million of Tranche B3 senior secured credit facilities due August 8, 2019.

Set forth below is a summary of our material contractual obligations and commitments as of September 30, 2012, to include the changes discussed above:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$1,165.1	$173.2	$2,220.0	$5,370.1	$8,928.4
Interest payments on long-term debt obligations (b)	578.2	1,014.8	950.0	1,115.8	3,658.8
Total projected long-term debt and interest payments	$1,743.3	$1,188.0	$3,170.0	$6,485.9	$12,587.2

(a)	Excludes $66.5 million of unamortized premiums (net of discounts) and $35.9 million in capital lease obligations, respectively, included in long-term debt at September 30, 2012.

(b)	Variable rates on tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.46 percent at September 30, 2012.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions)	2012	2011	%	2012	2011	%
Operating income	$247.7	$277.3		$739.2	$867.6
Depreciation and amortization	326.4	203.8		958.5	605.8
OIBDA (a)	$574.1	$481.1	19%	$1,697.7	$1,473.4	15%

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

There were no other material changes to our critical accounting policies during the nine month period ended September 30, 2012.

Recently Issued Authoritative Guidance

The following authoritative guidance will be adopted by us in the reporting period indicated. This authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Balance Sheet Offsetting (first quarter of 2013)

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, expected annualized savings from the management restructuring and forecasted capital expenditure amounts. These and other forward-looking statements include statements about our ability to generate cash flows in future periods and to pay our current dividend, and these statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2012, are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission ("SEC") on February 22, 2012. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not directly own significant marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries. However, our pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

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

As of September 30, 2012, the unhedged portion of our variable rate senior secured credit facility was $1,693.8 million, or approximately 21.6 percent of our total outstanding long-term debt and capital lease obligations. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $16.9 million. Actual results may differ from this estimate.

Equity Risk

We have exposure to market risk through our pension plan investments. During the nine month period ended September 30, 2012, the fair market value of these investments increased from $948.9 million to $999.6 million due to the return on assets held of $109.9 million, or 11.6 percent. These increases were partially offset by routine benefit payments of $44.9 million and lump sum payments and administrative expenses of $14.3 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan. See "Critical Accounting Policies and Estimates - Pension Benefits" in Market Risk portion of our Financial Supplement of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, for a discussion of the sensitivity of our pension expense.

Foreign Currency Risk

Although we do not operate in foreign countries, our pension plan invests in international securities. As of September 30, 2012 approximately $85.6 million or 8.6 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure.

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of Windstream that are designed to ensure that information required to be disclosed by Windstream in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Windstream in the reports that it files or submits under the Exchange Act is accumulated and communicated to Windstream's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Windstream's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, Windstream's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

(b)	Changes in internal control over financial reporting.

The term "internal control over financial reporting" (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors affecting our businesses that were discussed in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012.

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

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 70.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Anthony W. Thomas
Anthony W. Thomas Chief Financial Officer (Principal Financial Officer)
November 8, 2012

WINDSTREAM CORPORATION FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

10.1
Fourth Amended and Restated Credit Agreement, dated as of August 8, 2012, among Windstream Corporation, as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, and other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated August 10, 2012).
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