Form 10-K
period 2012-12-31
WINDSTREAM CORP
filed 2013-02-20
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                           ☒  YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         ☒  YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).         ☐  YES  ☒  NO

Aggregate market value of voting stock held by non-affiliates as of June 30, 2012 - $5,681,407,313
Common shares outstanding, February 11, 2013 - 590,484,782
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2013 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 30 to 34.

Windstream Corporation
Form 10-K, Part I

Windstream Corporation
Form 10-K, Part 1

Item 1. Business
THE COMPANY

Unless the context requires otherwise, the use of the terms "Windstream," "we," "us" and "our" in this Annual Report on Form 10-K refers to Windstream Corporation and its consolidated subsidiaries.

OVERVIEW

Windstream's vision is to become the premier enterprise communications and services provider in the United States while maintaining our strong, stable consumer business. Windstream provides advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 23 data centers.

Strategy

Our strategy is to maximize growth opportunities with our enterprise business customers while optimizing our cost structure and stabilizing the performance of our heritage consumer business. Our goal from these actions is to generate solid and sustainable cash flow over the long-term, and we intend to return a significant portion of this cash flow to our shareholders through our current dividend practice.

To accomplish our strategy, we are transitioning our revenue streams away from traditional consumer voice services to strategic growth areas of business services and consumer broadband. This diversification of our revenue stream helps us to offset revenue declines driven by consumer customer losses and wholesale revenue declines driven by intercarrier compensation reform.

The transition of our revenue streams has required a period of heavy capital expenditures, which will begin to decline in 2013 as our capital spend returns to more normalized levels. These investments allow us to expand our business service offerings and increase broadband speeds and capacity in our consumer markets.
The expansion of our fiber transport network, through acquisitions and organic growth, enhances our ability to provide wireless transport, or backhaul services. As cellular customers consume more wireless data, wireless carriers need more bandwidth on the wireline transport network. Many wireless towers are still served by copper facilities, but we are rapidly rolling out fiber to accommodate the wireless carriers' additional bandwidth needs. We expect wireless data usage to continue to increase, which will drive the need for additional wireless backhaul capacity.
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
We are also making significant investments in data centers to broaden the technology-based services we offer, including cloud computing and managed services. We opened two new data centers during 2012, and we operated 23 data centers as of the end of the year, December 31, 2012.

On the consumer front, we continue to make investments to increase broadband speeds and capacity throughout our territories. Although new customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. As of December 31, 2012, we could deliver speeds of 3 Megabits per second ("Mbps") to approximately 97 percent of our addressable lines, and speeds of 6 Mbps, 12 Mbps and 24 Mbps are available to approximately 73 percent, 48 percent and 13 percent of our addressable lines, respectively. We also actively promote value-added Internet services, such as security and online back-up, to take advantage of the broadband speeds we offer.

We are also expanding broadband services to unserved and underserved areas through a combination of our own investment and grant funds received as a result of the American Recovery and Reinvestment Act of 2009 ("broadband stimulus"). Under our existing grant agreements with the Rural Utilities Service ("RUS"), we expect to receive up to $181.3 million in broadband stimulus funding. Our share for these projects will total at least $60.4 million. These investments are expected to add 75,000 new addressable broadband lines to our service areas, and the projects will be substantially complete by the end of 2013.

In spite of our ongoing efforts to gain market share, our consumer business remains under pressure due to competition from wireless carriers, cable television companies and other companies using emerging technologies. For the year ended December 31, 2012, our consumer voice lines decreased by 86,000 lines, or 4.5 percent, as compared to the prior year. Given these realities, we must stabilize our consumer revenue and remain squarely focused on expanding business and broadband services to drive top-line growth. By doing so, we expect to continue to create significant value for both our customers and our shareholders.

Dividend

Our goal from our business strategy is to generate solid and sustainable cash flow over the long-term, and we intend to return a significant portion of this cash flow to our shareholders through our current dividend practice. Our current practice is to pay a quarterly dividend of $0.25 per common share, which equates to $1 per common share and a 10.1 percent yield on an annual basis, based on our stock price as of February 11, 2013. We cannot assure you we will continue paying dividends at the current rate. See Item 1A, "Risk Factors", for more information.

History

We were created in July 2006 through the spin-off of Alltel Corporation's landline division and merger with VALOR Communications. At the time, we operated in just 16 states with less than 24,000 miles of fiber, a modest business sales organization, and only a handful of lower-tier data centers. Like other traditional telephone companies, we faced two important challenges: consumers were abandoning wireline voice connections in favor of wireless services and cable television companies were increasingly competing for both voice and Internet customers. These challenges led to a decline in revenue and shrinking cash flows and had the potential to impair our ability to maintain the dividend. As a short-term solution to manage these pressures, we completed acquisitions of other traditional telephone companies, which improved our size, scale and cost structure. However, the core problems, presented by a shrinking customer base, still remained.

We had to consider several factors in response to this pressure. First, businesses were experiencing a growing need for advanced data services, including integrated voice and data services, multi-site networking and managed data services. Second, wireless customers were using more and more wireless data, requiring the wireless carriers to obtain additional bandwidth on the wireline network that transports their wireless traffic. Third, consumers were demanding faster broadband speeds at home to accommodate their growing use of streaming video and other Internet-based services. It quickly became apparent that we would have to build a stronger company with increased scale and a more diverse portfolio of product offerings.

In early 2010, we made a critical move to accelerate the transformation of the company when we acquired NuVox Inc. ("NuVox"), a leading regional business services provider based in Greenville, South Carolina. NuVox added a broad portfolio of Internet protocol ("IP") based services and an aggressive sales force. This acquisition marked an important step in positioning the company to better serve business customers.

Two more acquisitions quickly followed in late 2010. On December 1, we purchased Hosted Solutions Acquisition, LLC ("Hosted Solutions") of Raleigh, N.C., a data center operator in the eastern United States. Hosted Solutions provided us the infrastructure to offer many advanced data services, such as cloud computing, managed hosting and managed services, on a wide scale. We gained five state-of-the-art data centers and approximately 600 business customers. On December 2, we completed the acquisition of Q-Comm Corporation's ("Q-Comm") wholly-owned subsidiaries Kentucky Data Link, a regional transport services provider with 30,000 miles of fiber, and Norlight, a business services provider with approximately 5,500 customers. This transaction significantly expanded our fiber network, allowing us to reach more business customers and to compete for more wireless backhaul contracts. KDL's fiber transport network also provided opportunities for substantial operating synergies by allowing us to carry more traffic on our own network rather than paying other carriers for this service.

Finally, we took another significant step in the transformation of our company on November 30, 2011, when we acquired PAETEC Holding Corp. ("PAETEC"). PAETEC added an attractive base of medium to large-sized business customers, approximately 36,700 fiber route miles, seven data centers, and an experienced sales force focused on serving enterprise-level customers. This transaction significantly enhanced our capabilities in broadband and business - our strategic growth areas.

Our revenue mix has shifted significantly toward our growth areas as a result of these strategic activities. Revenues from businesses and consumer broadband were approximately 69 percent of total revenue for the year ended December 31, 2012, as compared to 42 percent in 2008. Having successfully repositioned the business in growth segments, our focus has shifted to the organic growth of our strategic revenue streams.

OTHER MERGERS AND ACQUISITIONS

We have completed a number of mergers and acquisitions in the last five years. Most notably, we completed a series of strategic acquisitions which have assisted in the transformation of our company from a traditional telephone company into an advanced communications and technology service provider focused on enterprise business customers. These acquisitions included PAETEC, Q-Comm, Hosted Solutions and NuVox; the reasons for these acquisitions and their meaning to our operations are discussed in the preceding section.

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

Lexcom - On December 1, 2009, we completed the acquisition of Lexcom, Inc. ("Lexcom"), a local communications company in Lexington, North Carolina. The transaction added approximately 22,000 voice lines, 9,000 high-speed Internet customers and 12,000 cable television customers.

D&E Communications - On November 10, 2009, we completed a merger with D&E Communications, Inc. ("D&E"). The transaction added approximately 145,000 voice lines, 45,000 high-speed Internet customers and 9,000 cable television customers in Pennsylvania.

SERVICES AND PRODUCTS

We offer a robust portfolio of services and products to meet the communications and technology needs of our customers. Our basic offerings are outlined below.

Business

We believe advanced communications and technology services required by today's businesses present our most substantial opportunity for growth. Through our targeted acquisition strategy and organic growth, we have built a portfolio of advanced communications services which meet all customers' communications needs.

We serve business customers of all sizes. Our enterprise customers typically subscribe to services such as multi-site networking, data center, managed services, and other integrated voice and data services. Enterprise customers also include government contracts, including those under programs such as E-Rate. Small businesses traditionally are served by high-speed Internet, integrated voice and data and traditional voice services, among others.

Our key business service offerings include:

•
Integrated voice and data services: Our integrated services deliver voice and data over a single connection, which helps our customers manage voice and data usage and related costs. These services are delivered over an Internet connection, as opposed to a traditional voice line, and can be managed through equipment at the customer premise or through hosted equipment options, which we are able to provide.

•	Multi-site networking: Our advanced network provides private, secure multi-site connections for large businesses with multiple locations.

•
Data center services: Our data centers offer cloud computing, colocation, dedicated server and disaster recovery solutions. Our data center services offer the highest level of security, reliability and scalability to business customers.

•
Managed services: Through our data centers, we provide a breadth of managed services including managed WAN, managed LAN, managed security and managed voice services that allow our customers to focus on running their business and not running their network.

•
High-speed Internet: We offer high-speed broadband Internet access options designed to help our customers reduce costs and boost productivity. We also offer low cost, high-speed broadband Internet access with reliable connections at speeds up to 24 Mbps.

•	Voice: Voice services consist of basic telephone services, including voice, long-distance and related features delivered over a traditional copper line.

•
Carrier services: Carrier services provide network bandwidth to other telecommunications carriers. These include special access services, which provide access and network transport services to end users, and Ethernet transport up to 10 Gigabits per second ("Gbps"). Carrier services also include fiber-to-the-tower connections to support the growing wireless backhaul market.

In addition to the services offered above, we sell and lease customized communications equipment systems tailored specifically to our business customers' needs. We also offer ongoing maintenance plans to support those systems.

Consumer

Our consumer services primarily consist of high-speed Internet, voice and video services. We are committed to providing high-speed broadband and additional value-added services to our consumer base, as well as bundling our service offerings to provide a comprehensive solution to meet our customers' needs at a competitive value.

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

We offer consumer video services primarily through a relationship with Dish Network LLC ("Dish Network"). We also own and operate cable television franchises in some of our service areas. Our video offerings allow us to provide comprehensive bundled services to our consumer base, helping insulate our customers from competitors.

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

Certain Universal Service Fund ("USF") revenues are also included in our wholesale revenues. In addition, we supplement our business services with wholesale offerings of voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.

Other

Other revenues include USF surcharges and other costs passed through to our customers, certain consumer revenues in areas where we no longer offer new service, and other miscellaneous revenue streams.

SALES AND MARKETING

In order to best serve our customers, we have separate, dedicated business and consumer sales and marketing organizations.

Business Sales and Marketing

Our business sales and marketing team leads the Company's development and implementation of smart solutions and personalized service to our customers. Our business sales organization is extensive, including over 200 business sales offices throughout the United States and 2,701 sales employees focused on meeting the needs of our business customers. Our sales and marketing approach is supported by our wide array of products and services delivered over our extensive fiber transport network, leveraging other providers where necessary.

Business sales and service are conducted through:

•	the direct sales force, which accounts for the majority of our new sales;

•	our account management team, who also supports existing customers by advising and assisting them with their communications needs;

•	our business call centers, which provide customer service and also generate new sales and upgrades;

•	our indirect sales channel, which partners with third-party dealers who sell directly to customers; and

•	third-party agents, who refer sales of our products and services to our direct sales force.

In addition, our carrier sales team specializes in sales of special access and wireless backhaul services to other telecom carriers.

Consumer Sales and Marketing

Our consumer sales and marketing strategy is focused on driving top line revenue performance through bundled product sales and value-added account revenue growth with the goal to grow our broadband revenues and minimize household losses. We employ the following principles to achieve these goals:

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

Consumer sales are made through various distribution channels giving new and existing customers choices in how they interact and experience our products and services. Additionally, we offer customers the opportunity to order service and purchase a number of products designed to enhance their existing services, such as tablet computers, telephones and accessories at any of our 30 retail stores located in our local service areas. We augment these traditional channels with online sales and national agents.

NETWORK

We have developed a robust, flexible network allowing us to deliver advanced voice and data services. As of December 31, 2012, our network consists of approximately 115,000 miles of fiber optic plant in both our fiber backbone and local service areas and a combination of owned and leased facilities in our local markets.

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

Our owned local networks consist of central office digital switches, routers, loop carriers and virtual and physical colocations interconnected primarily with fiber and copper facilities. A mix of fiber optic and copper facilities connect our customers with the core network.

We also operate 23 data centers across the country as of December 31, 2012. Our data center capabilities include a full line of managed hosting services, cloud computing and colocation services. Our communications network provides the connectivity and bandwidth necessary to connect our customers to our data center infrastructure. Providing both the data center services and the customer's connection to those services has great value to our customers.

Our network service areas as of December 31, 2012 are detailed in the map below:
COMPETITION

We experience intense competition in both our business and consumer markets as described below. For additional information, see "Regulation" in Item 1 and Item 1A, "Risk Factors".

Business

The market for business customers is highly competitive. During 2012, business customers decreased by approximately 24,700 or 3.7 percent. Our growth in enterprise customers is outpaced by losses in small business customers, typically due to competition from cable companies. However, our enterprise customers are driving growth in revenue through purchases of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

Our primary competitors are other communications providers and cable television companies. In substantially all of our business markets, we face competition from other communications carriers. They offer similar services, from traditional voice to advanced data and technology services using similar facilities and technologies as we do, and compete directly with us for customers of all sizes.

Cable television companies compete with us primarily for small or single-location businesses. Cable companies have deployed technology to offer Internet services to their customers and offer competing voice and data services over the Internet connection. In addition, their networks are capable of supporting wireless backhaul services.

To compete effectively in our business markets, we are investing in our network and service offerings to offer the most technologically advanced solutions available. We rely on scalable, customizable solutions and a suite of services that allows us to meet all of our business customers' communications needs.

Consumer

We experience intense competition for consumer services. During 2012, we lost approximately 86,000 consumer voice lines, or 4.5 percent of our total. Sources of competition in our consumer service areas include, but are not limited to, the following:

•
Cable television companies: Cable television providers are aggressively offering high-speed Internet, voice and video services in our service areas. These services are typically bundled and offered to our customers at competitive prices.

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

Although growth expectations are slowing due to the maturing market, we are committed to retaining customers by offering faster broadband speeds and value-added services, while also offering the convenience of bundling those services with voice and video services. During 2012, we added approximately 7,000 consumer high speed Internet customers, an increase of 0.6 percent, as compared to the prior year.

REGULATION

We are subject to regulatory oversight by the Federal Communications Commission ("FCC") for particular interstate matters and state public utility commissions ("PUCs") for certain intrastate matters. We are also subject to various federal and state statutes that direct such regulations. We actively monitor and participate in proceedings at the FCC and PUCs and engage federal and state legislatures on matters of importance to us.

From time to time, federal and state legislation is introduced dealing with various matters that could affect our business. Most proposed legislation of this type never becomes law. It is difficult to predict what kind of legislation, if any, may be introduced and ultimately become law.

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

EMPLOYEES

At December 31, 2012, we had 13,787 employees, of which 1,722 employees are part of collective bargaining units. During 2012, we had no material work stoppages due to labor disputes with our unionized employees (see Item 1A, "Risk Factors").

SEGMENTS

We operate as one reportable segment providing communications and technology services to our customers.

SIGNIFICANT CUSTOMERS

No single customer, or group of related customers, represented 10 percent or more of our operating revenues in 2012, 2011 or 2010.

SEASONALITY

Our business is not subject to significant seasonal fluctuations.

MATERIAL DISPOSITIONS

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

MORE INFORMATION

Our web site address is www.windstream.com. We file with, or furnish to, the Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, as well as various other information. This information can be found on the SEC website at www.sec.gov. In addition, we make available free of charge through the Investor Relations page of our web site our annual reports, quarterly reports, and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC. In addition, on the corporate governance section of the Investor Relations page of our web site, we make available our Code of Ethics, the Board of Directors’ Amended and Restated Corporate Governance Board Guidelines, and the charters for our Audit, Compensation, and Governance Committees. We will provide to any stockholder a copy of the Code of Ethics, Governance Board Guidelines and the Committee charters, without charge, upon written request to Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our expectation to return a significant portion of our cash flow to shareholders through our dividend, our expectation to maintain our current dividend practice at the current rate of dividend, expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or intercarrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, expected annualized savings from the management restructuring, the amounts expected to be received from the Rural Utilities Service to fund a portion of our broadband stimulus projects and the expected benefit of those projects, and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Our actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets;

•	the extent, timing and overall effects of competition in the communications business;

•	the impact of new, emerging or competing technologies;

•
for certain operations where we lease facilities from other carriers, adverse effects on the availability, quality of service and price of facilities and services provided by other carriers on which our services depend;

•
the uncertainty regarding the implementation of the Federal Communications Commission's ("FCC") rules on intercarrier compensation adopted in 2011, and the potential for the adoption of further rules by the FCC or Congress on intercarrier compensation and/or universal service reform proposals that result in a significant loss of revenue to us;

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

•
the risks associated with non-compliance with regulations or statutes applicable to government programs under which we receive material amounts of end user revenue and subsidies or non-compliance by us, our partners, or our subcontractors with any terms of our government contracts;

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•	unfavorable results of litigation or intellectual property infringement claims asserted against us;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	continued loss of consumer voice lines;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•	those additional factors under the caption "Risk Factors" in Item 1A of this annual report and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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

Item 1A. Risk Factors
Risks Relating to Our Business

The following discussion of "Risk Factors" identifies the most significant factors that may adversely affect our business, results of operations or financial position. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this report. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements. Additionally, this discussion should not be construed as a listing of risks by order of potential magnitude or probability to occur.

Competition in our business markets could adversely affect our results of operations and financial condition.

We serve business customers in markets across the country, competing against other communications providers and cable television companies for business customers. Competition in our business markets could adversely affect growth in business revenues and ultimately have a material adverse impact on our results of operations and financial condition. If we are unable to compete effectively, we may be forced to lower prices or increase our sales and marketing expenses. In addition, we may need to make significant capital expenditures in order to keep up with technological advances and offer competitive services. For additional information, see the risk factor "Rapid changes in technology could affect our ability to compete for business customers."

In certain markets where we serve business customers, we lease significant amounts of network capacity in order to provide service to our customers. We lease these facilities from companies competing directly with us for business customers. For additional information, see the risk factor "In certain operating territories, we are dependent on other carriers to provide facilities which we use to provide service to our customers."

Competition in our consumer service areas could reduce our market share and adversely affect our results of operations and financial condition.

We face intense competitive pressures in our consumer service areas. If we continue to lose consumer voice lines as we have historically, our results of operations and financial condition could be adversely affected. During 2012, our consumer voice lines declined 4.5 percent.

Sources of competition include, but are not limited to, wireless companies, cable television companies and other communications carriers. Many of our competitors, especially wireless and cable television companies, have advantages over us, including substantially larger operational and financial resources, larger and more diverse networks, less stringent regulation and superior brand recognition. For additional discussion regarding competition, see "Competition" in Item 1.

Cable television companies have aggressively expanded in our consumer markets, offering voice and high-speed Internet services in addition to video services. Some of our customers have chosen to move to cable television providers for their voice, high-speed Internet and television bundles. Cable television companies are subject to less stringent regulations than our consumer operations. For more information, refer to the risk factor, "Our competitors, especially cable television companies, in our consumer markets are subject to less stringent industry regulations."

Wireless competition has contributed to a reduction in our voice lines and generally has caused pricing pressure in the industry. Some customers have chosen to stop using traditional wireline phone service and instead rely solely on wireless service. We anticipate that this trend toward solely using wireless services will continue, particularly if wireless prices continue to decline and the quality of wireless services improves.

Competition in our consumer markets could affect our revenues and profitability in several ways, including accelerated consumer voice line loss, reductions by customers in usage-based services or shifts to less profitable services and a need to lower our prices on unregulated services or increase marketing expenses to stay competitive.

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

The prices for network capacity are negotiated or purchased pursuant to tariff terms and conditions. These may be changed but must be approved by the appropriate regulatory agency before they go into effect. In addition, whenever we enter a new market, and an existing agreement expires, interconnection agreements must be negotiated. If they cannot be negotiated on favorable terms, or at all, we may invoke binding arbitration by state regulatory agencies. This process is expensive and time consuming, and the results of arbitration may be unfavorable to us. The inability to obtain interconnection on favorable terms could have a material adverse effect on our competitive position and results of operations.

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

Disruptions and congestion in our networks and infrastructure may cause us to lose customers and incur additional expenses.

Our customers depend on reliable service over our network. Some of the risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we will experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third party service providers. Additionally, we could face disruptions due to capacity limitations as a result of changes in our customers' high speed Internet usage patterns. These patterns have changed in recent years, for example through the increased usage of video, resulting in a significant increase in the utilization of our network.

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

We are subject to various forms of regulation from the Federal Communications Commission ("FCC") and state regulatory commissions in the states in which we operate, which limit our pricing flexibility for regulated voice and high-speed Internet products, subject us to service quality, service reporting and other obligations and expose us to the reduction of revenue from changes to the universal service fund, the intercarrier compensation system, or access to interconnection with competitors' facilities.

As of December 31, 2012, we had operating authority from each of the 48 states and the District of Columbia in which we conducted local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these areas as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. These regulations restrict our ability to adjust rates to reflect market conditions and affect our ability to compete and respond to changing industry conditions.

Future revenues, costs, and capital investment in our wireline business could be adversely affected by material changes to or decisions regarding applicability of government requirements, including, but not limited to, changes in rules governing intercarrier compensation, state and federal USF support and other pricing and requirements. Federal and state communications laws may be amended in the future, and other laws may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have.
In addition, these regulations could create significant compliance costs for us. Delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and conditions imposed in connection with such approvals could adversely affect the rates that we are able to charge our customers. Our business also may be affected by legislation and regulation imposing new or greater obligations related to, for example, assisting law enforcement, bolstering homeland and cyber-security, protecting intellectual property rights of third parties, minimizing environmental impacts, protecting customer privacy, or addressing other issues that affect our business.

If we are prohibited from participating in government programs, our results of operations could be materially and adversely affected.

We are the recipient of a material amount of end user revenue and government subsidies under various government programs and also serve as a government contractor for services for various state, local and federal agencies.  Our failure to comply with the complex government regulations and statutes applicable to the programs, or the terms of one or more of our government contracts, could result in our being suspended or disbarred from future government programs for a significant period of time or result in harm to our reputation with the government and possible restriction from future government activities.  While we have implemented compliance programs and internal controls that are reasonably designed to prevent misconduct and non-compliance relating to the government programs and contracting, we cannot eliminate the risk that our employees, partners or subcontractors may independently engage in such activities.

If we are suspended or debarred from government programs, or if our government contracts are terminated for any reason, we could suffer a significant reduction in expected revenue which could have a material and adverse effect on our operating results.

Competitors, especially cable television companies, in our consumer markets are subject to less stringent industry regulations, which could result in voice line and revenues losses in the future.

Cable television companies are generally subject to less stringent regulations than our consumer operations. Cable voice offerings and others are subject to fewer service quality and reporting requirements than our consumer operations, and their rates are generally not subject to regulation, unlike our consumer voice services. Our consumer areas are also subject to "carrier of last resort" obligations, which generally obligate us to provide basic voice services to any person within our service area regardless of the profitability of the customer. Our competitors in these areas are not subject to such requirements.

Because of these regulatory disparities, we have less flexibility in our consumer markets than our competitors. This could result in accelerated voice line and revenue losses in the future.

Different interpretation and/or implementation of certain sections contained in the FCC’s Intercarrier Compensation and Universal Service reform order could result in additional access revenue reductions.

The FCC's reform order adopted in 2011 provides that intrastate traffic that originates in VoIP format and is delivered by long distance carriers to us for termination will be assessed interstate access charges. During 2012, we coordinated with long distance carriers to transition to these reduced interstate access rates, and this transition will result in further reductions on July 2, 2013.
In a subsequent order, the FCC determined that intrastate traffic we originate through the traditional telephone network and deliver to a customer served under a VoIP platform is subject to interstate access charges beginning on July 1, 2014. We have filed an appeal in the United States Court of Appeals for the 10th Circuit asserting that the FCC's decision to cut originating access for such traffic without establishing a mechanism for recovering lost revenues was arbitrary, capricious, and/or inconsistent with reasoned decisionmaking. If our appeal fails or the FCC fails to create a recovery mechanism, we will incur additional access revenue reductions. In addition, due to the uncertainty surrounding the application of these rules, we cannot estimate the amount of these reductions until we can quantify the amount of traffic based on information obtained from long distance carriers.

In 2012, we received approximately 4 percent of our revenues from state and federal USF, and any material adverse regulatory developments with respect to these funds could adversely affect our profitability.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 4 percent of our revenues for the year ended December 31, 2012. A portion of such fees are based on relative cost and voice line counts, and we expect receipt of such fees to decline as we continue to reduce costs and lose voice lines. Pending regulatory proceedings could, depending on the outcome, materially reduce our USF revenues.

Texas is continuing to review its USF funding mechanism, and any adverse developments could significantly affect our USF revenues. Texas state USF revenues were $88.3 million in 2012.
We are required to make contributions to state and federal USF programs each year. Most state and federal regulations allow us to recover these contributions by including a surcharge on our customers' bills. If state and/or federal regulations change, and we become ineligible to receive support, such support is reduced, or we become unable to recover the amounts we contribute to the state and federal USF programs from our customers, our results of operations and financial condition would be directly and adversely affected.

Our operations require substantial capital expenditures, and if funds for capital expenditures are not available when needed, this could affect our service to customers and our growth opportunities.

We require substantial capital to maintain our network, and our growth strategy will require significant capital investments for network enhancements and build-out. During 2012, we incurred $1,101.2 million in capital expenditures, and we expect to incur in excess of $800.0 million in capital expenditures in 2013 due to our significant investments in fiber-to-the-tower and other initiatives. See "Liquidity and Capital Resources" for our expected capital expenditures in 2013.

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

Our pension plan invests in marketable securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2012, the fair market value of these investments increased from $948.9 million to $999.0 million due to return on assets held of $130.0 million, or 13.5 percent. These increases were partially offset by routine benefit payments of $60.1 million and lump sum payments and administrative expenses of $19.8 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan.

We estimate that the long term rate of return on plan assets will be 7.0 percent, but returns below this estimate could significantly increase our contribution requirements, which could adversely affect our cash flows from operations. Also, historically low interest rates introduce lower discount rates, which directly increases the pension liability on our balance sheet and exposes us to greater funding obligations in the future. During the fourth quarter of 2011, we changed our policy for accounting for pension costs to immediately recognize gains or losses resulting from the return on plan assets and other true-ups to other actuarial estimates. While this change does not affect cash flows, it will introduce the potential for volatility to our earnings reported under accounting principles generally accepted in the United States ("U.S. GAAP"), especially if the return on plan assets during the year differ significantly from the estimated rate of return.

Our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms.

As of December 31, 2012, we had approximately $8,996.5 million long-term debt outstanding, including current maturities. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

As of February 11, 2013, Moody's Investors Service ("Moody's"), S&P and Fitch Ratings ("Fitch") had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Negative	Stable	Stable

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

We may need to defend ourselves against lawsuits or claims that we infringe upon the intellectual property rights of others.

From time to time, we receive notices from third parties, or we are named in lawsuits filed by third parties, claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices or be involved in similar lawsuits in the future. In certain situations, we may have the ability to seek indemnification from our vendors regarding these lawsuits or claims. If we cannot enforce our indemnification rights or if our vendors lack the financial means to indemnify us, these claims may require us to expend significant time and money defending our alleged use of the affected technology, may require us to enter into licensing agreements requiring one-time or periodic royalty payments that we would not otherwise have to pay or may require us to pay damages. If we are required to take one or more of these actions, it may result in an adverse impact to our results of operations and financial condition. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could adversely affect the way we conduct our business.

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

As of December 31, 2012, 1,722 of our employees at various sites, or 12 percent of all of our employees, were covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory, but occasional work stoppages have occurred.

We are currently party to 24 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. Of our existing collective bargaining agreements, ten agreements covering 612 employees are due to expire in 2013. In addition, the national pension agreement covers 612 employees. This agreement expired in 2010 but has been extended indefinitely, subject to the right of Windstream or the unions to terminate the agreement with 30 days notice. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, our results of operations and financial condition.

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

Our gross investment in property, by category, as of December 31, 2012, was as follows:

(Millions)
Land	$46.3
Building and improvements	649.4
Central office equipment	5,276.0
Outside communications plant	6,256.2
Furniture, vehicles and other equipment	1,270.8
Total	$13,498.7

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

Windstream Corporation
Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

(a)
Our common stock is traded on the NASDAQ Global Select Market under the symbol "WIN". The following table reflects the range of high, low and closing prices of our common stock as reported by Dow Jones & Company, Inc. for each quarter in 2012 and 2011:

Year	Quarter	High	Low	Close	Dividend Declared
2012	4th	$10.27	$7.86	$8.28	$0.25
	3rd	$11.04	$9.11	$10.09	$0.25
	2nd	$11.75	$9.00	$9.66	$0.25
	1st	$12.55	$11.41	$11.71	$0.25
2011	4th	$12.60	$10.88	$11.74	$0.25
	3rd	$13.25	$10.76	$11.65	$0.25
	2nd	$13.57	$12.38	$12.96	$0.25
	1st	$14.04	$12.05	$12.88	$0.25

As of February 11, 2013, the approximate number of holders of common stock, including an estimate for those holding shares in street name, was 227,376.

For a discussion of certain restrictions on our ability to pay dividends under our debt instruments, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Liquidity and Capital Resources" in the Financial Supplement to this annual report on Form 10-K.

(b)	Not applicable.

(c)	Not applicable.

Stock Performance

Set forth below is a line graph showing comparisons of stockholder returns since December 31, 2007. The graph includes the total cumulative stockholder returns on our common stock, and comparative returns on the S&P 500 Stock Index and the S&P Telecom Index. The S&P Telecom Index consists of the following companies: AT&T Inc., CenturyLink, Inc., Crown Castle International Corp., Frontier Communications Corp., MetroPCS Communications Inc., Sprint Nextel Corp., Verizon Communications Inc., Windstream Corporation. The graph assumes that the value of the investment was $100 on December 31, 2007 and that all dividends and other distributions were reinvested.

Comparative Shareholder Return
12/31/07 - 12/31/12
$150
$125
$100
$75
$50
$25
$0
2007
2008
2009
2010
2011
2012
Windstream
S&P 500
S&P Telecom

Total Cumulative Shareholder Returns
	2007	2008	2009	2010	2011	2012
Windstream	$100.00	$77.36	$102.97	$141.84	$129.48	$101.01
S&P 500	$100.00	$63.00	$79.68	$91.68	$93.61	$108.59
S&P Telecom	$100.00	$69.52	$75.74	$90.09	$95.78	$113.31

The graph and table above provide the cumulative change of $100.00 invested on December 31, 2007, including reinvestment of dividends, for the periods indicated.

The foregoing performance graph contained in Item 5 shall not be deemed to be soliciting material or be filed with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

Under the our share-based compensation plans, we may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Amended and Restated Equity Incentive Plan is 20.0 million shares and under the PAETEC Holding Corp. 2011 Omnibus Incentive Plan is approximately 3.6 million shares.

The following table sets forth information about our equity compensation plans as of February 11, 2013:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	3,060,978	$7.22	2,456,735
Equity compensation plans approved by security holders	—	—	5,860,268	(1) (2)
Total	3,060,978	$7.22	8,317,003

(1)	The Windstream Corporation 2006 Amended and Restated Equity Incentive Plan.

(2)	The PAETEC Holding Corp. 2011 Omnibus Incentive Plan.

Item 6. Selected Financial Data

For information pertaining to our Selected Financial Data, refer to page F-31 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of our Financial Condition and Results of our Operations, refer to pages F-2 to F-30 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to our market risk disclosures, refer to pages F-25 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-35 to F-94 of the Financial Supplement, which is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of Windstream that are designed to ensure that information required to be disclosed by Windstream in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Windstream in the reports that it files or submits under the Exchange Act is accumulated and communicated to Windstream's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Windstream's management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, Windstream's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

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

Windstream Corporation
Form 10-K, Part III

Item 10. Directors, Executive Officers, and Corporate Governance

For information pertaining to our Directors refer to "Proposal No. 1 – Election of Directors" in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee financial expert and corporate governance refer to "Board and Board Committee Matters" in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to "Audit Committee Report" in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Our executive officers as of December 31, 2012, were as follows:

Name	Business Experience	Age
Jeffery R. Gardner	President and Chief Executive Officer of Windstream since formation on July 17, 2006.	52
Brent K. Whittington	Chief Operating Officer of Windstream since August 10, 2009; Executive Vice President and Chief Financial Officer of Windstream from July 2006 to August 2009.	41
Anthony W. Thomas	Chief Financial Officer and Treasurer of Windstream since May 30, 2012; Chief Financial Officer of Windstream from August 2009 to May 2012; Controller of Windstream from July 2006 to August 2009.	41
John P. Fletcher	Executive Vice President, General Counsel and Secretary of Windstream since formation on July 17, 2006.	47
Cindy Nash	Chief Information Officer of Windstream since August 10, 2009; Senior Vice President of Information Technology of Windstream from November 2007 to August 2009; Senior Vice President of Customer Service of Windstream from July 2006 to November 2007	48
John C. Eichler	Vice President and Controller of Windstream since August 10, 2009; Vice President of Internal Audit from July 2006 to August 2009.	41

We have a code of ethics that applies to all employees and members of the Board of Directors. Our code of ethics, referred to as the "Working with Integrity" guidelines, is posted on the Investor Relations page of the our web site (www.windstream.com) under "Corporate Governance". We will disclose in the corporate governance section of the Investor Relations page on our web site amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K. We will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

For information regarding compliance with Section 16(a) of the Exchange Act, refer to "Section 16 (a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

For information pertaining to Executive Compensation, refer to "Compensation Committee Report on Executive Compensation" and "Management Compensation" in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of our securities and director independence, refer to "Security Ownership of Directors and Executive Officers", "Security Ownership of Certain Beneficial Owners" and "Board and Board Committee Matters" in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to "Relationships and Certain Transactions" in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information pertaining to fees paid to our principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to "Audit and Non-Audit Fees" in our Proxy Statement for our 2013 Meeting of Stockholders, which is incorporated herein by reference.

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

Windstream Corporation
Registrant

By	/s/ Jeffery R. Gardner	Date:	February 19, 2013
Jeffery R. Gardner, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Anthony W. Thomas	Date:	February 19, 2013
Anthony W. Thomas, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Jeffery R. Gardner		February 19, 2013
Jeffery R. Gardner, President and Chief Executive Officer

By	/s/ John C. Eichler		February 19, 2013
John C. Eichler, Controller (Principal Accounting Officer)

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

*Dennis E. Foster, Director

*Francis X. Frantz, Director

*Jeffrey T. Hinson, Director

*Judy K. Jones, Director

*William A. Montgomery, Director

*Alan L. Wells, Director

By	/s/ John P. Fletcher
* (John P. Fletcher,
Attorney-in-fact)
February 19, 2013

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Shareholders of Windstream Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 19, 2013 appearing in this 2012 Annual Report on Form 10-K of Windstream Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas
February 19, 2013

WINDSTREAM CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2012	$29.9	$59.4		$—		$46.7	(a)	$42.6
December 31, 2011	$27.8	$48.5		$—		$46.4	(a)	$29.9
December 31, 2010	$18.5	$48.9		$—		$39.6	(a)	$27.8
Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2012	$165.9	$0.4		$—		$80.4	(b)	$85.9
December 31, 2011	$28.8	$1.4		$135.7	(c)	$—		$165.9
December 31, 2010	$24.4	$0.8	(d)	$3.6	(e)	$—		$28.8
Accrued liabilities related to merger, integration and restructuring charges:
For the years ended:
December 31, 2012	$12.9	$92.8	(f)	$—		$85.4	(g)	$20.3
December 31, 2011	$10.5	$71.1	(f)	$—		$68.7	(g)	$12.9
December 31, 2010	$6.6	$85.0	(h)	$—		$81.1	(g)	$10.5
Notes:

(a)	Accounts charged off net of recoveries of amounts previously written off.

(b)	Represents adjustment recorded through goodwill to valuation allowance for deferred taxes related to expected realization of net operating losses assumed from acquisition of PAETEC.

(c)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisition of PAETEC.

(d)	Valuation allowance to adjust previously recorded allowances related to prior years and the expected realization of net operating losses assumed from the acquisition of D&E.

(e)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisitions of NuVox and lowa Telecom.

(f)
Costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Iowa Telecom, Hosted Solutions, Q-Comm and PAETEC. In addition, we incurred employee transition costs, primarily severance related, in conjunction with the integration of NuVox, Iowa Telecom, Hosted Solutions, Q-Comm and PAETEC.

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

See Note 10, "Merger, Integration and Restructuring Charges", to the consolidated financial statements on page F-70 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and restructuring charges recorded by us in 2012, 2011 and 2010.

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
*

4.9
Indenture dated as of January 23, 2013, among Windstream Corporation, as Issuer, and US Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Corporation's Form 8-K dated January 23, 2013).

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
*

4.20	Form of 6.375% Senior Notes due 2023 of Windstream Corporation (incorporated by reference to Note included in Exhibit 4.1 to the Corporation's Form 8-K dated January 23, 2013).	*

4.21	Form of 8 7/8% Senior Secured Notes due 2017 of PAETEC Holding Corp. (incorporated herein by reference to Note included in Exhibit 4.1 to PAETEC's Current Report on Form 8-K dated June 29, 2009).	*

4.22
Guaranty, dated as of December 1, 2011, by Windstream Corporation guaranteeing obligations of PAETEC Holding Corp. under its 8 7/8% Senior Secured Notes due 2017 (incorporated herein by reference to Exhibit 4.2 to the Corporation's Form 8-K date November 30, 2011).
*

4.23
Form of 9 7/8% Senior Notes due 2018 by PAETEC Escrow Corporation (incorporated herein by reference to Noted included in Exhibit 4.1 to PAETEC's Current Report on Form 8-K dated December 2, 2010), as assumed by PAETEC Holding Corp. as successor issuer to PAETEC Escrow Corporation pursuant to a First Supplemental Indenture dated as of December 6, 2010.
*

4.24
Guaranty, dated as of December 1, 2011, by Windstream Corporation guaranteeing obligations of PAETEC Holding Corp. under its 9 7/8% Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.3 to the Corporation's Form 8-K date November 30, 2011).
*

10.1
Fifth Amended and Restated Credit Agreement, dated as of January 23, 2013, among Windstream Corporation, as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, certain Co-Documentation Agents, J.P. Morgan Securities, Inc., Bookrunner and Lead Arranger, and certain Joint Bookrunners and Joint Arrangers (incorporated by reference to Exhibit A to Exhibit 10.1 to the Corporation's Form 8-K dated January 23, 2013).

*

10.2	Director Compensation Program dated February 6, 2013.	(a)

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

10.13
Form of Performance Based Restricted Stock Unit Agreement (Officers: RSU-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated February 8, 2011).
*

10.14
Amended and Restated Employment Agreement, dated as of January 1, 2008, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.6 to the Corporation's Current Report on Form 8-K dated January 4, 2008).
*

10.15
Amendment to Employment Agreement, dated as of December 21, 2009, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.1 to Corporation's Current Report on Form 8-K dated December 21, 2009).
*
10.16
Form of Change-In-Control Agreement, dated as of January 1, 2013, entered into between Windstream Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated January 1, 2013).

*

10.17
Letter Agreement, dated as of November 7, 2006, between the Windstream Corporation and Francis X. Frantz (incorporated herein by reference to Exhibit 10.3 to the Corporation's Current Report on Form 8-K dated November 13, 2006).
*

10.18	Windstream 2006 Equity Incentive Plan (as amended and restated effective February 17, 2010 (incorporated by reference to Appendix A to the Corporation's Proxy Statement dated March 26, 2010)).	*

10.19
PAETEC Holding Corp. 2011 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to PAETEC Holding Corp.'s Current Report on Form 8-K filed with the SEC on June 3, 2011) for equity awards issued on or prior to November 30, 2011.
*

10.20	PAETEC Holding Corp. 2011 Amended and Restated Omnibus Incentive Plan, as amended for equity awards issued after November 30, 2011.	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

10.21	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the PAETEC's Form 8-K dated May 20, 2008).	*

10.22
PAETEC Corp. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10.1 to the Registration Statement on Form S-4 filed by PAETEC Holding Corp. with the SEC on November 13, 2006 (SEC File No. 333-138594)).
*

10.23	Form of US LEC Corp. 1998 Omnibus Stock Plan, as amended (incorporated by Exhibit (d) Schedule TO filed by US LEC Corp. with the SEC on February 23, 2006 (File No. 005-54177).	*

10.24
McLeodUSA Incorporated 2006 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed by PAETEC Holding Corp. with the SEC on February 8, 2008 (SEC File No. 333-149130)).
*

10.25
PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (filed as Exhibit 4.2.1 to PAETEC Holding Corp.'s Amendment No. 2 to Registration Statement on Form S-4 (SEC File Number 333-138594).
*

10.26	PAETEC Holding Corp. 2009 Agent Incentive Plan (filed as Exhibit 4.7 to PAETEC Holding Corp.'s Registration Statement on Form S-3 (SEC File Number 333-159344) and incorporated herein by reference).	*

10.27
Registration Rights Agreement dated as of January 23, 2013 among Windstream Corporation, certain subsidiaries of Windstream, as guarantors, and Wells Fargo Securities, LLC, as representative (incorporated by reference to Exhibit 4.3 to the Corporation's Form 8-K dated January 23, 2013).

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
FOR THE YEAR ENDED DECEMBER 31, 2012

WINDSTREAM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, the use of the terms "Windstream," "we," "us" and "our" in this Management's Discussion and Analysis refers to Windstream Corporation and its consolidated subsidiaries.
The following sections, to the extent practicable, provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See "Forward-Looking Statements" at the end of this discussion for additional factors relating to such statements, and see "Risk Factors" in Item 1A of Part I of this annual report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.
OVERVIEW

Our vision is to become the premier enterprise communications and services provider in the United States while maintaining our strong, stable consumer business. Windstream provides advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 23 data centers.

EXECUTIVE SUMMARY

We made significant progress on our strategy to grow business and consumer broadband revenues to offset continuing pressure on our consumer voice and long-distance revenues and wholesale revenues during 2012 and 2011. Revenues from businesses and consumer broadband were 68.8 percent of total revenues for the year ended December 31, 2012, as compared to 61.2 percent in the same period in 2011.

Key strategic activities during 2012 included:

•
the continued integration of PAETEC, which transformed us into a national provider of business services and included an attractive customer base of medium and large businesses and significantly enhanced our capabilities in strategic growth areas, including IP based services, cloud computing and managed services;

•	continued focus on revenue growth opportunities in our business service areas;

•	significant success-based capital investments in our fiber network, designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage;

•
the review of our management structure to increase the efficiency of decision-making and position ourselves for continued success, where approximately 350 management positions were eliminated, resulting in annualized savings of approximately $40.0 million;

•	activities to improve our debt profile including pushing out maturities, lowering interest costs, and creating sufficient availability under our revolver to repay 2013 debt maturities; and

•
the opening of new state-of-the-art data centers in Little Rock, Arkansas, and McLean, Virginia, as well as expanded our data centers in Charlotte, North Carolina, Boston, Massachusetts, and Raleigh, North Carolina, to meet the growing business demand for cloud-based and dedicated managed services and underscore our commitment to our growing business customer base nationwide.

These activities, in conjunction with the strategic acquisitions we completed in prior years, continue our focus on strategic revenue growth and cost management.

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

Data center services: Many businesses are moving towards cloud computing and managed services as an alternative to a traditional information technology ("IT") infrastructure. Our data centers are capable of delivering those services, and we are actively investing in data center expansion in order to meet the growing demand for these types of services. In addition to cloud computing and managed services, our data centers offer colocation services, in which we provide a safe, secure environment for storage of servers and networking equipment.

Wireless backhaul: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and replacing copper facilities with fiber facilities to wireless towers we already serve. We spent approximately $270.5 million in fiber-to-the-tower investments during 2012 and we expect to continue to make significant success-based capital investments in 2013 to offer additional wireless backhaul services to wireless carriers; however, fiber to the tower investments will decrease in 2013.

Consumer high-speed Internet: New consumer high-speed Internet additions are slowing as a result of our already high penetration of 71 percent of primary residential lines. We expect the pace of high-speed Internet customer growth to continue to slow as the number of households without high-speed Internet service shrinks and our penetration continues to increase. However, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We are continuing to focus on increasing our broadband speeds available to customers. As of December 31, 2012, we could deliver speeds of 3 Megabits per second ("Mbps") to approximately 97 percent of our addressable lines, and speeds of 6 Mbps, 12 Mbps and 24 Mbps are available to approximately 73 percent, 48 percent and 13 percent of our addressable lines, respectively.

Consumer voice line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in voice lines due to competition from cable television companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of December 31, 2012, all of our voice lines had wireless competition and approximately 70 percent of our voice lines had fixed-line voice competition. Consumer lines decreased 86,000, or 4.5 percent during 2012, primarily due to the effects of competition.

Synergies and operational efficiencies: We continually strive to identify opportunities for operational efficiencies, in the context of both our acquired businesses and legacy operations. During the year ended December 31, 2012, we recognized approximately $171.0 million in synergies from our acquisitions completed since the beginning of 2010, primarily related to workforce and network efficiencies. In addition to acquisition-related synergies, we also evaluate our legacy operations for operational efficiency. On May 31, 2012, we announced the review of our management structure to increase the efficiency of decision-making, to ensure our management structure is as simple and as responsive to customers as possible and position ourselves for continued success. We eliminated approximately 350 management positions as a part of the restructuring, which was completed in the third quarter of 2012 and resulted in severance related costs of $22.4 million. The changes will result in annualized savings of approximately $40.0 million. During 2010, we announced a workforce reduction which resulted in annual pretax savings of approximately $20.0 million. We expect to continue to evaluate our operations for these opportunities.

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

The PAETEC transaction:

•	adds an attractive base of medium-to-large sized business customers;

•	expands our existing business service offerings;

•	provides opportunities for approximately $100.0 million in pre-tax operating cost and $10.0 million in capital synergies;

•	creates a nationwide fiber network, adding 36,700 fiber miles; and

•	adds seven data centers.

Q-Comm - On December 2, 2010, we completed the acquisition of Q-Comm Corporation ("Q-Comm"). The transaction included Q-Comm's wholly-owned subsidiaries Kentucky Data Link, Inc. ("KDL"), a regional fiber services provider with 30,000 fiber miles, and Norlight, Inc. ("Norlight"), a communications services provider with approximately 5,500 business customers. This transaction significantly increased the scale of our fiber network, allowing us to reach more business customers and compete for more wireless backhaul contracts. KDL's fiber network also allows for significant operating synergies, allowing us to carry more traffic on our own network and avoid incremental spend to other carriers for this service.

Hosted Solutions - On December 1, 2010, we completed the acquisition of Hosted Solutions Acquisition, LLC ("Hosted Solutions"), which operates data centers in the eastern United States. Hosted Solutions provides the infrastructure to offer many advanced data services, such as cloud computing, managed hosting and other managed services, on a wide scale. As a result of this acquisition, we added five state-of-the-art Statement on Standards for Attestation Engagements ("SSAE") 16 certified data centers and approximately 600 business customers.

Iowa Telecom - On June 1, 2010, we completed the acquisition of Iowa Telecommunications Services, Inc. ("Iowa Telecom"), a regional communications services provider. This acquisition added 247,000 voice lines, 96,000 high-speed Internet customers and 25,000 video customers in Iowa and Minnesota. This acquisition provided us increased scale, synergies and expanded operating presence in contiguous markets.

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

Dispositions

On June 15, 2012, we completed the sale of the energy business acquired as part of PAETEC, which sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive electricity supplier for approximately $6.1 million in total consideration. These operations were not central to our strategic goals in our core communications business.

ORGANIZATION AND RESULTS OF OPERATIONS

We provide a wide range of telecom services, from advanced data solutions for businesses to basic voice services. Our sales, marketing and customer support teams are structured based upon the type of customer they serve. We deliver these services over owned or leased network facilities. Our corporate support teams, such as finance and accounting, human resources and legal, support our operations as a whole. See a detailed discussion and analysis of revenues and sales in our discussion below of consolidated operating results.

The following table reflects our consolidated operating results as of December 31:

(Dollars in millions) (a,b)	2012	2011	2010
Revenues and sales:
Service revenues:
Business	$3,611.4	$2,098.0	$1,577.5
Consumer	1,339.5	1,378.3	1,372.8
Wholesale	708.0	547.3	555.9
Other	266.2	131.0	115.2
Total service revenues	5,925.1	4,154.6	3,621.4
Product sales	231.2	126.6	89.3
Total revenues and sales	6,156.3	4,281.2	3,710.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,692.4	1,691.1	1,331.9
Cost of products sold	210.0	105.3	74.9
Selling, general, and administrative	976.0	602.7	491.7
Depreciation and amortization	1,297.6	847.5	693.7
Merger and integration costs	65.4	69.8	77.3
Restructuring charges	27.4	1.3	7.7
Total costs and expenses	5,268.8	3,317.7	2,677.2
Operating income	887.5	963.5	1,033.5
Other income (expense), net	4.6	(0.1)	(3.5)
Gain (loss) on early extinguishment of debt	1.9	(136.1)	—
Interest expense	(625.1)	(558.3)	(521.7)
Income from continuing operations before income taxes	268.9	269.0	508.3
Income taxes	100.2	99.4	195.6
Income from continuing operations	168.7	169.6	312.7
Discontinued operations, net of tax	(0.7)	(0.1)	—
Net income	$168.0	$169.5	$312.7
Operating Metrics: (Thousands)
Business Operating Metrics:
Customers
Enterprise	177.3	167.2	62.9
Small business	460.8	495.6	407.7
Total customers (c)	638.1	662.8	470.6

Carrier special access circuits	107.2	112.0	102.4

Consumer Operating Metrics:
Voice lines	1,841.9	1,927.9	2,012.4
High-speed Internet	1,214.5	1,207.8	1,159.1
Digital television customers	426.1	441.2	426.7
Total consumer connections	3,482.5	3,576.9	3,598.2

(a)
Results from operations include post-acquisition results from NuVox, Iowa Telecom, Hosted Solutions, Q-Comm, and PAETEC operations, (collectively known as the "Acquired Companies"). In the discussion and analysis provided below regarding changes in consolidated revenues and expenses in 2012 and 2011, the impact of the acquisitions on these changes is considered to be the revenues and expenses recognized during the period of each year for which results from the acquired operations are not included in the comparative period of the prior year.

(b)
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net or comprehensive income. Please see Note 2 for additional information.

(c)	Total customers include each individual business customer location to which we provide service and exclude carrier special access circuits.

Business Service Revenues

Business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services to enterprise and small-business customers. Revenues from other carriers for special access circuits and fiber connections are also included. We expect business service revenues to be favorably impacted by increasing demand for data services such as integrated data and voice services, multi-site networking and data center services. As wireless data usage grows and fourth generation ("4G") networks are expanded, we expect to provide special access services to support the capacity needs of wireless carriers.

We experience competition in the business channel primarily from other carriers, including traditional telephone companies and competitive providers. Cable television companies are also a source of competition, primarily for small business customers, but have communicated their intention to compete for larger customers by expanding their product and sales capabilities.

For the twelve months ended December 31, 2012, business customers decreased by approximately 24,700 or 3.7 percent. Our growth in enterprise customers is outpaced by losses in small business customers, typically due to competition from cable companies. However, our enterprise customers are driving growth in overall revenue through purchases of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

Despite the opportunities for growth from business services, competition and weakness in the economy may have the effect of suppressing revenue growth. In addition, business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$1,446.0		$468.7
Due to changes in data and integrated services revenues (a)	49.6		54.9
Due to increases in carrier revenues (b)	17.9		46.0
Due to increases in data center and managed service revenues (c)	13.1		2.2
Due to increases in high-speed Internet revenues	3.0		(0.2)
Due to decreases in voice, long distance and miscellaneous revenues (d)	(16.2)		(51.1)
Total changes in business revenues	$1,513.4	72%	$520.5	33%

(a)	Increases in data and integrated services revenues were primarily due to demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)	Increases in carrier revenues, which primarily represent monthly recurring charges for dedicated circuits, were attributable to demand from wireless and other carriers, previously discussed.

(c)
Increases in data center and managed service revenues, which includes monitoring, maintenance and support services for business customers, is due to increased demand and incremental sales. We opened new data centers, as well as expanded existing data centers, during 2012 to support this increase in demand.

(d)
Decreases in traditional voice service revenues were primarily attributable to competition and migration of existing customers to integrated services and bundled offerings. These declines were partially offset by $8.9 million due to the implementation of the access recovery charge ("ARC"), which is a monthly charge established by the FCC designed to mitigate revenue reductions resulting from intercarrier compensation reform implemented in the third quarter of 2012.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable television companies and other providers using emerging technologies. For the twelve months ended December 31, 2012, consumer voice lines decreased by approximately 86,000, or 4.5 percent. Increasing revenues from high-speed Internet and related services helped offset some of the losses in consumer voice revenues. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the twelve months ended December 31, 2012, consumer high-speed Internet customers increased by approximately 7,000 or 0.6 percent. As of December 31, 2012, we provided high-speed Internet service to approximately 42 percent of total voice lines in service and approximately 71 percent of primary residential lines in service. As of December 31, 2012, approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2013, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. We expect the pace of high-speed Internet customer growth to slow as the number of households without high-speed Internet service shrinks and our penetration continues to increase.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$—		$43.1
Due to increases in high-speed Internet revenues (a)	17.9		36.3
Due to changes in miscellaneous revenues	(4.7)		1.8
Due to decreases in voice and long distance revenues (b)	(52.0)		(75.7)
Total changes in consumer revenues	$(38.8)	(3)%	$5.5	—%

(a)
Increases in high-speed Internet revenues were primarily due to the increase in high-speed Internet customers, continued migration to higher speeds and increased sales of value added services, as previously discussed.

(b)	Decreases in voice service revenues were primarily attributable to declines in voice lines. These declines were partially offset by $4.8 million due to the implementation of the ARC, described above.

Wholesale Service Revenues

Wholesale service revenues include switched access revenues, Universal Service Fund ("USF") revenues and voice and data services sold on a wholesale basis.

Switched access revenues include usage sensitive revenues from long distance companies and other carriers for access to our network in connection with the completion of long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our facilities. USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. In addition, we offer our voice and data services on a wholesale basis to other carriers.

Revenues from these services are expected to decline due to voice line losses and reductions in switched access rates.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$234.1		$43.6
Due to changes in federal USF revenues (a)	22.5		(6.2)
Due to decreases in voice and other revenues	(0.4)		(1.1)
Due to decreases in state USF revenues (b)	(2.7)		(7.3)
Due to decreases in switched access revenues (c)	(92.8)		(37.6)
Total changes in wholesale revenues	$160.7	29%	$(8.6)	(2)%

(a)
Increases in federal USF revenues were primarily due to the implementation of the access recovery mechanism ("ARM") during the third quarter of 2012. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. Decreases in federal USF revenues in 2011 resulted from decreases in federal funds received and line loss.

(b)	Decreases in state USF revenues were attributable to the decline in voice lines and changes in eligible recoverable costs.

(c)
Decreases in switched access revenues in 2012 were primarily due to the impact of intercarrier compensation reform and continued declines in voice lines. The ARC and ARM, discussed previously, are designed to help mitigate the revenue losses resulting from intercarrier compensation reform. Decreases in 2011 were primarily due to continued declines in voice lines and the phased reduction on interstate access rates for our subsidiaries that converted to price cap regulation.

Other Service Revenues

Other service revenues include USF surcharge revenues, revenues from software, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise, and we no longer offer new consumer service in those areas. As a result, we expect other service revenues to decline as existing customers disconnect.

The following table reflects the primary drivers of year-over-year changes in other service revenues:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$142.3		$25.2
Due to increases in pass through taxes and other surcharges	4.5		1.7
Due to decreases in other	(11.6)		(11.1)
Total changes in other revenues	$135.2	103%	$15.8	14%

Product Sales

Product sales consist of sales of various types of communications equipment to our customers. Business product sales includes high-end data and communications equipment which facilitate the delivery of advanced data and voice services to our business customers. Consumer product sales include high-speed Internet modems, home networking equipment, computers and phones. We also sell network equipment to contractors on a wholesale basis.

The following table reflects the primary drivers of year-over-year changes in product sales:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$108.7		$20.8
Due to increases in contractor sales (a)	16.5		14.5
Due to decreases in consumer product sales	(11.9)		(1.5)
Due to changes in business product sales	(8.7)		3.5
Total changes in product sales	$104.6	83%	$37.3	42%

(a)	Increases in contractor sales were primarily due to increased sales of outside plant materials.

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, bad debt and business taxes. Network operations charges include salaries and wages, benefits, materials, contractor costs and IT support. Interconnection consists of charges incurred to access the public switched network and transport traffic to the Internet, including charges to lease network components required for service delivery in markets where we do not own the primary network infrastructure.

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$1,045.0		$276.1
Due to increases in third-party costs for ancillary services (a)	11.2		12.8
Due to increases in interconnection expense (b)	6.2		1.1
Due to increases in federal USF expenses (c)	5.5		2.1
Due to changes in postretirement expense (d)	2.7		(14.5)
Due to changes in other	4.2		(4.9)
Due to changes in pension expense (e)	(73.5)		86.5
Total changes in cost of services	$1,001.3	59%	$359.2	27%

(a)	Increases in charges incurred to provide third-party services driven by sales of ancillary products as well as costs incurred for product offerings.

(b)
Increases in interconnection expense were attributable to increased purchases of circuits, including circuits to service the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network, partially offset by the favorable impact of network efficiency projects and rate reductions.

(c)
Increases in federal USF contributions in 2012 and 2011 were primarily due to an increase in the USF contribution factor from 12.9 percent to 15.3 percent to 17.4 percent for the years ended December 31, 2010, 2011 and 2012, respectively. This increase resulted in a proportionate increase in surcharge revenues which is included in other service revenues.

(d)
Decreases in 2011 postretirement expense were primarily attributable to a curtailment gain recognized during the third quarter of 2011 as a result of the elimination of basic retiree life insurance coverage for certain and future retirees effective January 1, 2012. During the second quarter of 2012 there was a curtailment gain recognized related to the elimination of all benefits for certain current and future retirees.

(e)
The decrease in 2012 was primarily due to our pension plan assets performing better than expected, partially offset by a decrease in the discount rate from 4.64 percent to 3.85 percent. The increase in pension expense in 2011 was primarily due to a decline in the discount rate from 5.31 percent to 4.64 percent. Lower returns on pension plan assets also contributed to the increase in pension expense in 2011.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$93.1		$16.3
Due to increases in costs of contractor sales (a)	17.4		14.1
Due to decreases in consumer costs of products sold	(1.1)		(3.5)
Due to changes in equipment sales to business customers	(4.7)		3.5
Total increases in cost of products sold	$104.7	99%	$30.4	41%

(a)	Increases in contractor cost of products sold for both periods were consistent with the changes in contractor sales in 2012 and 2011.

Selling, General and Administrative ("SG&A")

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions, and professional fees. These expenses include associated salaries, wages and employee benefits not directly associated with the provision of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to acquired companies	$400.9		$83.2
Due to changes in medical insurance (a)	17.8		(4.2)
Due to increases in other costs	8.3		2.0
Due to changes in postretirement expense (b)	0.8		(4.3)
Due to changes in sales and marketing expenses (c)	(29.1)		7.6
Due to changes in pension expense (d)	(25.4)		26.7
Total changes in SG&A	$373.3	62%	$111.0	23%

(a)	Increases in medical insurance in 2012 were primarily due to increases in medical claims and related costs.

(b)
Decreases in 2011 postretirement expense were primarily attributable to a curtailment gain recognized during the third quarter of 2011 as a result of the elimination of basic retiree life insurance coverage for certain and future retirees effective January 1, 2012. During the second quarter of 2012 there was a curtailment gain recognized related to the elimination of all benefits for certain current and future retirees. See Note 8 for additional information.

(c)
Decreases in sales and marketing expenses in 2012 were due to lower compensation costs for the business channel and decreased marketing and advertising expenses. Increases in sales and marketing expenses for 2011 were due to commissions costs for the business channel and increased advertising expenses.

(d)
The decrease in 2012 was primarily due to our pension plan assets performing better than expected, partially offset by a decrease in the discount rate from 4.64 percent to 3.85 percent. The increase in pension expense in 2011 was primarily due to a decline in the discount rate from 5.31 percent to 4.64 percent and lower returns on pension plan assets than expected.

Depreciation and Amortization Expense

Depreciation and amortization expense primarily includes the depreciation of our plant assets and the amortization of our intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to depreciation of acquired businesses fixed assets	$184.4		$58.5
Due to amortization of intangible assets acquired in the purchase of acquired companies	149.7		87.6
Due to increases in depreciation expense (a)	144.4		28.6
Due to decreases in amortization expense (b)	(28.4)		(20.9)
Total changes in depreciation and amortization expense	$450.1	53%	$153.8	22%

(a)
Increases in depreciation expense were primarily due to additions in property, plant and equipment in 2012. Additionally, we implemented new depreciation rates beginning in 2012 for certain subsidiaries, which resulted in a net increase to depreciation expense of $59.1 million for the year ended December 31, 2012. See Note 2 to the consolidated financial statements. Increases in depreciation expense in 2011 were primarily due to additions in property, plant and equipment.

(b)
Decreases in amortization expense were due to the use of accelerated amortization methods primarily due to the use of sum of the years digits method used for customer lists, which result in declines in expense each year as intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Our recent acquisitions of PAETEC, NuVox, Iowa Telecom, Q-Comm, and Hosted Solutions described in the section "Strategic Transactions" drive merger and integration costs for the years presented.

Restructuring charges are sometimes incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

On May 31, 2012, we announced the review of our management structure to increase the efficiency of decision-making, to ensure our management structure is as simple and as responsive to customers as possible and position ourselves for continued success. We eliminated approximately 350 management positions as part of the restructuring, which was completed in the third quarter of 2012 and resulted in severance related costs of $22.4 million. The changes will result in annualized savings of approximately $40.0 million. Merger, integration and restructuring costs are unpredictable by nature but should not necessarily be viewed as non-recurring.

Set forth below is a summary of restructuring and merger and integration costs for the years ended December 31:

(Millions)	2012	2011	2010
Merger and integration costs
Transaction costs associated with acquisitions (a)	$7.1	$40.7	$41.2
Employee related transition costs (b)	20.3	22.3	26.7
Information technology conversion costs	6.1	5.7	4.2
Rebranding, consulting and other costs (c)	31.9	1.1	5.2
Total merger and integration costs	65.4	69.8	77.3
Restructuring charges	27.4	1.3	7.7
Total merger, integration and restructuring charges	$92.8	$71.1	$85.0

(a)
Transaction costs in 2012, 2011 and 2010 primarily relate to accounting, legal and broker fees and other miscellaneous costs associated with the acquisitions of the Acquired Companies, respectively. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee related transition costs primarily consists of severance related to the integration of the Acquired Companies.

(c)	Increases are primarily due to the nationwide rebranding of the PAETEC markets and consulting fees related to integration activities.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

The following table is a summary of liability activity related to both merger and integration costs and restructuring charges as of December 31:

(Millions)	2012	2011
Balance, beginning of period	$12.9	$10.5
Merger, integration and restructuring charges	92.8	71.1
Cash outlays during the period	(85.4)	(68.7)
Balance, end of period	$20.3	$12.9

As of December 31, 2012, we had unpaid merger, integration and restructuring liabilities totaling $20.3 million, which consisted of $3.7 million of accrued severance costs primarily associated with the integration of the Acquired Companies, $5.8 million primarily associated with the restructuring announcement made on May 31, 2012, and $10.8 million related to other integration activities. Severance and related employee costs are included in other current liabilities in the accompanying consolidated balance sheet and will be paid as positions are eliminated, excluding salary continuation payments. Each of these payments will be funded through operating cash flows (see Note 10).

Merger, integration and restructuring costs decreased net income $58.2 million, $44.1 million and $59.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, giving consideration to tax benefits on deductible items. See Note 10 for additional information regarding these charges.

Operating Income

Operating income decreased $76 million, or 7.9 percent and $70.0 million, or 6.8 percent, in 2012 and 2011, respectively. The decrease in 2012 was primarily due to an increase in depreciation and amortization expense in our heritage properties, which exclude properties acquired from PAETEC, partially offset by a decrease in pension expense, both discussed previously. The decrease in 2011 was primarily due to the unfavorable impacts of a $113.2 million increase in pension expense due to a decline in the discount rate and lower returns on plan assets also contributed to the increase. These increases in expense were partially offset by operating income generated from acquired businesses of $54.3 million and by the favorable impact of a decrease of $7.5 million in merger and integration as well as expense management initiatives. In addition, operating income during both years was unfavorably impacted by the revenue impact associated with continued voice line losses.

Operating Income before Depreciation and Amortization ("OIBDA")

OIBDA increased $374.1 million, or 20.7 percent, during the year ended December 31, 2012, as compared to the same period in 2011 (see "Reconciliation of non-GAAP Financial Measures"). This increase was primarily due to OIBDA from Acquired Companies of $337.5 million and a decrease in pension expense partially offset by restructuring charges. OIBDA increased $83.8 million, or 4.9 percent, in 2011. This increase was primarily attributable to OIBDA from Acquired Companies of $200.3 million and a decrease in merger and integration expense, partially offset by an increase in pension expense, discussed above.

Other Income (Expense), Net

Set forth below is a summary of other income (expense), net for the years ended December 31:

(Millions)	2012	2011	2010
Interest income	$1.0	$1.5	$1.2
Gain on sale of investments (a)	6.9	1.1	0.5
Mark-to-market of interest rate swap agreements	—	—	(0.3)
Ineffectiveness of interest rate swaps (b)	(7.5)	(5.2)	—
Interest expense on de-designated swap (c)	—	—	(4.5)
Other income (expense), net	4.2	2.5	(0.4)
Other income (expense), net	$4.6	$(0.1)	$(3.5)

(a)	The increase for 2012 was primarily due to the sale of wireless assets associated with Iowa Telecom and D&E Communications, Inc ("D&E"). See Note 2 to the consolidated financial statements.

(b)	This increase in expense was due to a charge to earnings related to ineffectiveness of our cash flow hedges during 2012 and 2011, primarily due to declines in the LIBOR rate.

(c)
The decline in 2010 was primarily due to changes in the non-cash, mark-to-market adjustment of the de-designated portion of the interest rate swaps incurred prior to the "blend and extend" swap transaction entered into on December 10, 2010. See Financial Condition, Liquidity and Capital Resources for further discussion of the "blend and extend" swap transaction.

Gain (Loss) on Extinguishment of Debt

During the first quarter of 2012, we retired all $300.0 million of the outstanding 9.500 percent notes due July 15, 2015 ("PAETEC 2015 Notes"). The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result we recognized a gain on extinguishment of debt of $1.9 million during 2012.

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

The gain (loss) on extinguishment of debt is shown as follows for the twelve months ended December 31, 2012:

(Millions)	2012	2011
2015 PAETEC Notes:
Premium on early redemption	$(14.3)	$—
Unamortized premium on original issuance	16.2	—
Gain on early extinguishment for PAETEC 2015 Notes	1.9	—
2016 Notes:
Premium on early redemption	—	(101.2)
Unamortized discount on original issuance	—	(26.6)
Third-party fees for early redemption	—	(3.0)
Unamortized debt issuance costs on original issuance	—	(1.1)
Loss on early extinguishment for 2016 Notes	—	(131.9)
Valor Notes:
Premium on early redemption	—	(10.3)
Third-party fees for early redemption	—	(0.4)
Unamortized premium on original issuance	—	6.5
Loss on early extinguishment for Valor Notes	—	(4.2)
Total gain (loss) on early extinguishment of debt	$1.9	$(136.1)

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2012	2011	2010
Senior secured credit facility, Tranche A	$13.9	$6.1	$6.9
Senior secured credit facility, Tranche B	51.8	40.2	40.9
Senior secured credit facility, revolving line of credit	18.1	19.8	6.6
Senior unsecured notes	400.8	413.0	371.3
Notes issued by subsidiaries	91.8	20.9	38.6
Credit facility extension fees	—	—	1.8
Impacts of interest rate swaps	56.4	64.8	57.2
Other interest expense	3.2	0.3	0.5
Less capitalized interest expense	(10.9)	(6.8)	(2.1)
Total interest expense	$625.1	$558.3	$521.7

Interest expense increased $66.8 million, or 12.0 percent and $36.6 million, or 7.0 percent, for the years ended December 31, 2012 and 2011, respectively. The increase in 2012 was primarily due to interest incurred on notes issued by subsidiaries, specifically PAETEC. The increase in 2011 was primarily due to interest incurred on additional debt issued during 2011.

We enter into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured credit facilities. Our swaps are off-market swaps; therefore, they contain an embedded financing element. Our swap counterparties recover this financing through an incremental charge in our fixed rate over what we would be charged for an on-market swap. As such, a portion of our swaps' cash payment is representing the rate we would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. See Note 2 for additional details.

Income Taxes

Income tax expense increased $0.8 million, or 0.8 percent in 2012, and decreased $96.2 million, or 49.2 percent in 2011. The increase in income tax expense in 2012 was primarily due to an increase in income before taxes. The decrease in income tax expense in 2011 was primarily due to a decrease in income before taxes. Our effective tax rate in 2012 was 37.3 percent, compared to 37.0 percent in 2011 and 38.5 percent in 2010.

For 2013, our annualized effective income tax rate is expected to range between 37.0 percent and 38.0 percent, excluding one-time discrete items. Changes in the relative profitability of our business, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 12, “Income Taxes”, to the accompanying consolidated financial statements for further discussion of income tax expense and deferred taxes.

Discontinued Operations, net of tax

The operating results of the energy business acquired as part of PAETEC, which sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive electricity supplier, have been separately presented as discontinued operations in the accompanying consolidated statements of income. On June 15, 2012, we completed the sale of the energy business. See Note 16 for additional information.

Regulatory Matters

We are subject to regulatory oversight by the Federal Communications Commission ("FCC") for particular interstate matters and state public utility commissions ("PUCs") for certain intrastate matters. We are also subject to various federal and state statutes that direct such regulations. We actively monitor and participate in proceedings at the FCC and PUCs and engage federal and state legislatures on matters of importance to us.

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

Federal Regulation and Legislation

Intercarrier Compensation and USF Reform

On November 18, 2011, the FCC released an order ("the Order") that established a framework for reform of the intercarrier compensation system and the federal USF. The Order included two primary provisions:

•
the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018 through annual reductions in the rates, mitigated in some cases by two recovery mechanisms; and

•	the provision of USF support for voice and broadband services.

In reforming the USF, the Order established the Connect America Fund, which included a short term ("CAF Phase 1") and a longer term ("CAF Phase 2") framework. CAF Phase 1 provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved locations, limited to $775 per unserved location. As a result of our aggressive broadband deployment to date, we had very few unserved locations remaining in our service areas for which $775 in incremental support would make broadband deployment economical. On July 24, 2012, we elected to accept approximately $0.7 million of the $60.4 million in incremental support allocated to us for 2012. In addition, we filed a waiver request seeking to modify certain CAF Phase 1 requirements, which would enable us to accept the remaining $59.7 million to expand our broadband footprint. The waiver request is still pending. The FCC is currently considering potential modifications to the rules governing CAF Phase 1 incremental support for 2013 that may enable us to accept more of the funding allocated to us, which may include funding carried over from 2012. The FCC is also weighing a separate proposal to forego an additional round of CAF Phase 1 incremental support in 2013 and add all remaining funds from CAF Phase 1 to the budget for CAF Phase 2.

The FCC is working to establish rules for CAF Phase 2 funding based on a forward-looking cost model to further extend broadband to high-cost areas. The development of this model was not completed by the end of 2012 as originally scheduled by the FCC. Until the implementation of CAF Phase 2 is complete, our annual USF funding will continue to be frozen at 2011 levels, but we will be required to use one-third of frozen legacy support to operate and build broadband networks beginning in 2013. Based on current expenditures, we expect to comply with these additional funding conditions in 2013. In 2014, this condition will apply to two-thirds of frozen legacy support and in 2015, it will increase to 100 percent.

As part of the Order's reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. The mechanisms are the ARC and the ARM, which are previously defined.

On April 25, 2012, the FCC decided that originating access rates for intrastate long distance traffic exchanged between an Internet-protocol network and the traditional telecommunications network should be subject to default rates equal to interstate originating access rates beginning on July 1, 2014. The FCC refused at that time to adopt a mechanism that would allow companies to recover the loss of originating access revenues resulting from the change. On July 27, 2012, we filed a petition for review with the U.S. Court of Appeals of the District of Columbia seeking relief from the April 2012 ruling on the grounds that it is arbitrary, capricious, in excess of the FCC's statutory authority and otherwise not in accordance with law. That petition for review was transferred to the U.S. Court of Appeals for the 10th Circuit on August 28, 2012, and on October 1, 2012, our appeal was consolidated with 30 appeals on the Order. Our initial brief was filed on December 10, 2012, and briefing is expected to be completed in the second quarter of 2013. We continue to assess the impacts of the FCC's intercarrier compensation reform on our wholesale business activities.

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

Given our ongoing transformation towards business and enterprise, coupled with the positive impact of the ARC and the additional universal service support available from the ARM, we do not believe the Order's reform of intercarrier compensation will have a material impact on our results of operation, cash flows, or our financial condition.

Set forth below is a summary of intercarrier compensation revenue, reciprocal compensation expense and federal universal service support, included in wholesale revenues on the consolidated statements of income, for the years ended December 31:

(Millions)	2012	2011
Intercarrier compensation revenue	$337.3	$302.9
Intercarrier and reciprocal compensation expense	$170.5	$81.6
Federal universal service support	$123.1	$100.6

Broadband Stimulus

As part of the American Recovery and Reinvestment Act of 2009 ("ARRA") approximately $7.2 billion was allocated for the purpose of expanding broadband services to unserved and underserved areas. The Rural Utilities Service, part of the United States Department of Agriculture, approved eighteen of our applications for these funds for projects totaling $241.7 million. The RUS will fund 75 percent of these approved grants, or $181.3 million, and we will fund the remainder of at least $60.4 million.

Selected information related to the broadband stimulus expenditures and receipts for the years ended December 31 is as follows:

(Millions)	2012	2011	Inception to Date
Stimulus capital expenditures funded by RUS	$105.4	$21.7	$128.1
Stimulus capital expenditures funded by Windstream (a)	44.0	7.2	52.0
Total stimulus capital expenditures	$149.4	$28.9	$180.1
Funds received from RUS	$45.7	$4.0	$49.7

(a)
Stimulus capital expenditures funded by Windstream are included in our capital expenditure totals for each period presented in the statements of cash flows. This figure includes certain non-reimbursable charges for which we are responsible for the full amount of the cost.

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

The requirements will be enforced through a combination of mechanisms, including informal and formal complaint processes. In 2011, multiple suits were filed in federal court challenging the FCC's authority to implement these rules, and no court decision has yet been issued. The new regulations have not caused a change in our existing procedures or operations. As such, we cannot predict at this time the impact these new regulations may have on our revenues or expenses, or whether such impact would be material, although it appears that our existing procedures are compliant with the regulations.

State Regulation and Legislation

Local and Intrastate Rate Regulation

Most states in which our incumbent subsidiaries operate provide alternatives to traditional rate-of-return regulation for local and intrastate services. We have elected alternative regulation for these subsidiaries in all states except New York. We continue to evaluate alternative regulation options in New York.

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. In 2012, we recognized $125.8 million in state USF revenue, which included approximately $88.3 million from the Texas USF. These payments are intended to provide additional support, beyond the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2012, we received $77.7 million from the large company program and $10.6 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.
Several states are currently conducting reviews of their universal service funds. In particular, the Texas PUC recently adopted an order that we expect to reduce our Texas USF support by approximately $4.3 million each year over the next four years. The Texas PUC is also considering further needs-based and rate rebalancing reforms that could adversely impact our support in 2014 and later years. We continue to work with the Texas PUC and industry members to obtain a reasonable and more favorable outcome. We are not yet able to determine the financial impact of any additional Texas USF reform.

New Mexico, Oklahoma, and Pennsylvania are also considering reforms to their state universal service funds. We receive $8.4 million annually from the New Mexico fund, $3.4 million annually from the Oklahoma fund and $13.3 million annually from the Pennsylvania fund. Reviews may address various aspects of the funds, including how they pertain to the basic retail rates of eligible USF recipient companies and demonstration of the continuing need for support in high-cost areas. We cannot estimate at this time the financial impact that would result from changes, if any, to these other state funds.

Intercarrier Compensation
There is an ongoing intercarrier compensation reform proceeding in New York. In that proceeding, it is alleged that our intrastate switched access rates are excessive and should be reduced. We do not believe proposed reforms to intercarrier compensation in New York would have a material impact on our operations if adopted.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to meet our liquidity requirements. We expect cash flows from operations will be sufficient to fund ongoing working capital requirements, planned capital expenditures, scheduled debt principle, interest payments and dividend payments. We also have access to capital markets and available borrowing capacity under our revolving credit agreements.

Our cash and cash equivalents, including restricted cash, was $158.5 million at December 31, 2012, compared to $248.7 million at December 31, 2011, a decline of $90.2 million. Cash outflows were primarily driven by repayments of debt and payment of interest, capital expenditures and dividends. These outflows were partially offset by cash inflows from operations of $1,777.6 million.

During 2012, we entered into several transactions to improve our debt maturity profile and lower interest costs, including:

•	the redemption of the $300.0 million of PAETEC 2015 Notes using borrowings on our revolving line of credit;

•	the amendment and restatement of our credit facilities in February 2012, which moved $150.4 million from Tranche A2 to Tranche A3, extending its maturity to December 2016;

•	new borrowings of $280.0 million under Tranche A3 of our credit facilities, also due December 2016; and

•
new borrowings of $600.0 million in Tranche B3 and $300.0 million in Tranche A4 of our senior secured facilities, with maturity dates of August 2017 and August 2019, respectively, which were used to pay off the revolving line of credit to create sufficient liquidity for our 2013 debt maturities.

Further in January 2013, we obtained $1,345.0 million of additional term loans, due in 2020, under our existing senior secured credit facilities. The proceeds, together with cash on hand, were used to repay $300.4 million in term loans due in July 2013 and another $1,042.9 million of term loans due in 2015. Additionally, we have $800.0 million in notes maturing in August 2013 which we expect to refinance, in which case, our next significant debt maturity would not be until late 2017. We have access to capital markets and sufficient capacity under our revolving line of credit, as noted above, available to repay these notes.

The 2013 expected employer contribution for pension benefits consists of approximately $20.0 million in contributions to avoid certain benefit restrictions, which we intend to make in Windstream stock, and $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan.

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

Historical Cash Flows

(Millions)	2012	2011	2010
Cash flows provided from (used in):
Operating activities	$1,777.6	$1,228.8	$1,091.3
Investing activities	(1,101.7)	(652.2)	(1,454.3)
Financing activities	(770.9)	(391.9)	(657.6)
Increase (decrease) in cash and cash equivalents	$(95.0)	$184.7	$(1,020.6)

Cash Flows – Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $548.8 million in 2012 as compared to 2011, and increased $137.5 million in 2011 as compared to 2010. The increase during 2012 is primarily attributable to the $89.6 million increase in net income taxes refunded and cash flows generated from PAETEC. These increases were partially offset by an increase of $69.6 million in cash interest paid.

Cash flows from operating activities were favorably impacted in 2012 due to bonus depreciation provisions in the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act ("Tax Relief Act"). Bonus depreciation allows for the acceleration of depreciation on qualified investments, which accelerates the related tax benefit. The Tax Relief Act allowed for 50 percent bonus depreciation for qualified investments made from December 31, 2011 through December 31, 2012. The American Taxpayer Relief Act extended 50 percent bonus depreciation through 2013.

The increase in 2011 is primarily attributable to the $131.7 million decrease in net income taxes paid, the decrease in merger, integration and restructuring costs incurred and cash flows generated from acquired companies in 2011 as compared to the same period in 2010. These increases were partially offset by an increase of $108.6 million in cash interest paid.

Cash Flows – Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. Cash used in investing activities increased by $449.5 million in 2012 as compared to 2011, primarily driven by increased capital expenditures, as discussed below. This increase was partially offset by approximately $57.0 million in proceeds from the disposition of wireless assets.

Cash used in investing activities decreased by $802.1 million in 2011 as compared to 2010, primarily due to cash used to purchase the companies acquired in 2010, partially offset by increased capital expenditures, as discussed below. Cash paid, net of cash acquired for the acquisitions of NuVox, Iowa Telecom, Hosted and Q-Comm was $198.4 million, $253.6 million, $312.8 million and $279.1 million, respectively.

Capital expenditures were $1,101.2 million, $702.0 million and $412.0 million for 2012, 2011 and 2010, respectively. Capital expenditures increased $399.2 million in 2012, driven by success-based fiber-to-the-tower initiatives, our portion of broadband stimulus spend, expansion of our data center presence and enhancements to our network and the acquisition of PAETEC. Given the growing bandwidth needs fueled by wireless data growth, wireless carriers have aggressively accelerated their fiber deployment plans and increased the number of towers targeted for fiber. We expect increases in wireless data usage and expansion of wireless 4G networks through the end of 2013, which will provide more opportunities for our wireless backhaul services. We are currently executing on fiber to the tower projects we have won. These capital investments offer attractive long-term returns and position our business to continue improving our financial performance going forward. While our capital spend is elevated this year, beginning in 2013 we expect capital expenditures to decline as the fiber to the tower and stimulus projects wind down.

Capital expenditures by category for the last two years are as follows:

(Millions)	2012	2011
Recurring capital expenditures	$735.2	$555.3
Fiber to the tower and broadband stimulus	314.6	146.7
Integration capital expenditures	$51.4	$—
Total capital expenditures	$1,101.2	$702.0

The primary uses of cash for future capital expenditures are for property, plant and equipment necessary to support our network operations, including spend on success-based fiber initiatives such as fiber-to-the-tower and data center expansions. Capital expenditures are expected to be between $800.0 million and $850.0 million for 2013.

Cash Flows – Financing Activities

Cash used in financing activities increased by $379.0 million for the twelve months ended December 31, 2012, as compared to the same period in 2011. This increase was due to repayments of debt, primarily offset by debt proceeds, discussed below.

Our board of directors maintains a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to our restricted payment capacity under our debt covenants as further discussed below. Dividends paid to shareholders were $1.00 per share during 2012, totaling $588.0 million,which was an increase of $78.4 million due to additional shares issued and outstanding resulting from the acquisition of PAETEC. We also paid $147.0 million to shareholders in January 2013 pursuant to a $0.25 quarterly dividend declared during the fourth quarter of 2012.

We retired $300.0 million in outstanding indebtedness related to the PAETEC 2015 Notes in 2012. Additionally, we borrowed $730.0 million under the revolving line of credit in our senior secured credit facility and later repaid $1,650.0 million during 2012. During the third quarter of 2012, we incurred new borrowings of $300.0 million of Tranche A4 senior secured credit facilities due August 8, 2017, and $600.0 million of Tranche B3 senior secured credit facilities due August 8, 2019. During the first quarter of 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding ("Tranche A2") to Tranche A3 senior secured credit facilities ("Tranche A3") and incurred new borrowings of $280.0 million of Tranche A3 facilities, which will also be due December 30, 2016.

Cash used in financing activities decreased by $265.7 million for the twelve months ended December 31, 2011, as compared to the same period in 2010. This decrease was due to debt proceeds, partially offset by repayments of debt, discussed below.

During 2011, we issued $1,750.0 million in additional notes and extended the maximum line of credit under our revolving credit agreement from $750.0 million million to $1,250.0 million. The proceeds from the additional notes, along with borrowings from the revolving line of credit, were used to retire $2,146.0 million in outstanding indebtedness during the year ended December 31, 2011. This included $1,746.0 million of our 2016 Notes and all $400.0 million of our Valor Notes. These transactions allowed us to extend our existing debt maturities and lower our future interest costs. We borrowed $3,170.0 million under the revolving line of credit in our senior secured credit facility and later repaid $2,400.0 million during 2011.

During 2010, we issued $900.0 million in additional notes. Proceeds from these issuances were used to repay $281.0 million, $628.9 million and $266.2 million in debt and related swap agreements assumed from NuVox, Iowa Telecom and Q-Comm, respectively. Additionally, we made regularly scheduled payments of $23.9 million, borrowed $665.0 million under the revolving line of credit in our senior secured credit facility and later repaid $515.0 million of those revolver borrowings during 2010. Dividends paid to shareholders totaled $464.6 million in 2010.

Pension Contribution

We did not make a pension contribution during 2012. The 2013 expected employer contribution for pension benefits consists of $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans and approximately $20.0 million in contributions to avoid certain benefit restrictions, which we intend to make in Windstream stock. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan.

During 2011, we contributed 10.8 million shares of our common stock to our qualified pension plan to meet our remaining 2011 and expected 2012 obligation, which allowed us to preserve cash and manage overall net debt leverage. At the time of the contribution, these shares had an appraised value, as determined by an unaffiliated third party valuation firm, of approximately $135.8 million. The pension trust subsequently sold all 10.8 million shares for approximately $133.5 million.

Debt and Dividend Capacity

As of December 31, 2012, we had $8,903.7 million in long-term debt outstanding, including current maturities and excluding the premium and capital lease obligations (see Note 5). As of December 31, 2012, the amount available for borrowing under the revolving line of credit was $1,234.3 million and will expire December 17, 2015.

As of December 31, 2012, we had approximately $1,108.6 million of restricted payment capacity as governed by our credit facility, which limits the amount of dividends we may distribute. We build additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity.

Debt Covenants and Amendments

The terms of the credit facility and indentures, issued by Windstream, include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. The terms of the indentures assumed in connection with the acquisition of PAETEC, include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio with the most restrictive being 4.75 to 1.0.

Effective January 23, 2013, we amended and restated our senior secured credit facilities pursuant to the refinancing amendment provisions thereunder to incur $1,345.0 million of Tranche B4 term loans due January 23, 2020, the proceeds of which were used to refinance in full the outstanding Tranche A2, Tranche B1 and Tranche B2 term loans. The additional term loans under the credit facility consist of $408.8 million Tranche A3 term loan due December 30, 2016, $292.5 million Tranche A4 term loan due August 8, 2017 and $597.0 million Tranche B3 term loan due August 8, 2019.

Effective August 8, 2012, we amended and restated our existing senior secured credit facilities to provide for the incurrence of up to $900.0 million of additional term loans. We used the proceeds to repay the full outstanding balance of the credit facility revolver, without any reduction in commitments, and for general corporate purposes.

Effective February 23, 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding to Tranche A3 and extended the maturity to December 30, 2016. In addition, we incurred new borrowings of $280.0 million of Tranche A3 senior secured credit facilities, which will also be due December 30, 2016. The proceeds from these borrowings were used to partially repay the credit facility revolver, without any reduction in commitments. Additionally, the restatement extended the maturity of certain existing term loans and provided for the ability to refinance and extend the maturity of any term loan or revolving loan with the consent of the affected lenders, modify certain other definitions and provisions and increase secured debt capacity to 2.25 times adjusted OIBDA, as defined per the credit facility. The restatement also provided for unlimited additional tranches of secured incremental facilities, subject to no default, pro forma compliance with the an interest coverage ratio test of 2.75 to 1.00 and a leverage ratio test of 4.00 to 1.00 and pro forma compliance with a secured leverage ratio test of 2.25 to 1.00.

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

On September 17, 2010, we amended our credit facility to permit the signing of rural broadband stimulus grant agreements with the Rural Utilities Service. On March 18, 2011, we increased the capacity under our senior secured revolving credit facility from $750.0 million to $1,250.0 million. We had approximately $1,234.3 million of availability under our senior secured revolving credit facility.

Scheduled principal payments for debt outstanding as of December 31, 2012 for each of the twelve month periods ended December 31, 2013, 2014, 2015, 2016 and 2017 were $866.1 million, $85.1 million, $92.6 million, $350.8 million and $1,964.6 million, respectively. Scheduled principal payments remaining after 2017 are $5,544.5 million.

Certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2012, we were in compliance with all such covenants and restrictions.

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

(Millions, except ratios)	December 31, 2012
Gross leverage ratio:
Total debt	$8,996.5
Operating income, last twelve months	$887.5
Depreciation and amortization, last twelve months	1,297.6
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	214.7
Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA")	$2,399.8
Leverage ratio (b)	3.75
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,399.8
Interest expense, last twelve months	$625.1
Adjustments required by the credit facilities and indentures (c)	24.2
Adjusted interest expense	$649.3
Interest coverage ratio (d)	3.70
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility and indentures primarily consist of the inclusion of pension and share-based compensation expense, non-recurring merger, integration and restructuring charges.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)	Adjustments required by the credit facility and indentures primarily consist of the inclusion of capitalized interest and amortization of the discount on long-term debt, net of premiums.

(d)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

Credit Ratings

As of February 11, 2013, Moody’s Investors Service, Standard & Poor’s Corporation ("S&P") and Fitch Ratings had granted us the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Baa3	BB+	BBB-
Senior unsecured credit rating	Ba3	B	BB+
Corporate credit rating	Ba2	BB-	BB+
Outlook	Negative	Stable	Stable

Factors that could affect our short and long-term credit ratings would include, but are not limited to, a material decline in our operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If our credit ratings were to be downgraded, we might incur higher interest costs on future borrowings, and our access to the public capital markets could be adversely affected. Our exposure to interest risk is further discussed in the Market Risk section below. A downgrade in our current short or long-term credit ratings would not accelerate scheduled principal payments of our existing long-term debt, as discussed further in Note 5. Our next significant scheduled debt maturity is in 2017.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2012:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$866.1	$177.7	$2,315.4	$5,544.5	$8,903.7
Interest payments on long-term debt obligations (b)	590.9	1,038.5	992.9	1,044.2	3,666.5
Capital leases (c)	15.2	10.9	2.1	2.5	30.7
Operating leases (d)	249.5	324.8	178.3	174.6	927.2
Purchase obligations (e)	163.7	71.7	—	—	235.4
Other long-term liabilities and commitments (f) (g) (h)	117.5	324.2	372.7	1,811.1	2,625.5
Total contractual obligations and commitments	$2,002.9	$1,947.8	$3,861.4	$8,576.9	$16,389.0

(a)	Excludes $62.1 million and $30.7 million of unamortized premiums (net of discounts) and capital lease obligations, respectively included in long-term debt at December 31, 2012.

(b)	Variable rates on the senior secured credit facility are calculated in relation to one-month and three-month LIBOR rates, which were 0.21 percent and 0.34 percent, respectively, at December 31, 2012.

(c)	Capital leases include non-cancellable leases, consisting principally of leases for facilities and equipment.

(d)	Operating leases consist of non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

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

(g)
Excludes $21.2 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2012 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur.

(h)
Includes $29.0 million and $23.8 million in current portion of interest rate swaps and pension and postretirement benefit obligations, respectively that were included in current portion of interest rate swaps and other current liabilities at December 31, 2012. The current portion of pension and postretirement benefit obligations includes $20.0 million for expected pension contributions in 2013. Although no additional pension contributions may be required in 2013, due to uncertainties inherent in the pension funding calculation, the amount and timing of any remaining contributions are unknown and therefore have been reflected as due in more than 5 years.

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

As of December 31, 2012, the unhedged portion of our variable rate senior secured credit facility was $1,697.9 million, or approximately 20.9 percent of our total outstanding long-term debt and capital lease obligations. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $17.0 million. Actual results may differ from this estimate.

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

In addition, we have exposure to market risk through our pension plan investments. During 2012, the fair market value of these investments increased from $948.9 million to $999.0 million due to return on assets held of $130.0 million, or 13.5%. These increases were partially offset by routine benefit payments of $60.1 million and lump sum payments and administrative expenses of $19.8 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan. See "Critical Accounting Policies - Pension Benefits" for a discussion of the sensitivity of our pension expense.

Foreign Currency Risk

Although we do not operate in foreign countries, our pension plan invests in international securities. As of December 31, 2012 approximately $94.7 million or 9.5 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure. Based on a 10 percent hypothetical change in the U.S. dollar to various foreign exchange markets, we estimate that our pension fair value would change by $9.5 million, which would be offset by a corresponding change in the U.S. dollar value of our net pension investments.

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

Operating income before depreciation and amortization to GAAP operating income:

(Millions)	2012	2011	%
Operating income	$887.5	$963.5
Depreciation and amortization	1,297.6	847.5
OIBDA (a)	$2,185.1	$1,811.0	21%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. Management believes this measure provides investors with insight into the core earnings capacity of providing telecommunications services to its customers.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in detail in Note 2. Certain of these accounting policies, as discussed below, require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

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

We recognize certain revenues pursuant to various cost recovery programs from state and federal USF. Revenues are calculated based on our investment in our network and other network operations and support costs. We have historically collected the revenues recognized through this program; however, adjustments to estimated revenues in future periods are possible. These adjustments could be necessitated by adverse regulatory developments with respect to these subsidies and revenue sharing arrangements, the determination of recoverable costs, or decreases in the availability of funds in the programs due to increased participation by other carriers.

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

Pension Benefits

The annual costs of providing pension benefits are based on certain key actuarial assumptions, including the expected return on plan assets, discount rate and healthcare cost trend rate. Our projected net pension income for 2013, which is estimated to be approximately $5.5 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 7.0 percent and a discount rate of 3.85 percent. If returns vary from the expected rate of return or there is a change in the discount rate, the estimated net pension income could vary. In developing the expected long-term rate of return assumption, we considered the plan's historical rate of return, as well as input from our investment advisors. Historical returns of the plan were 9.79 percent since 1975, including periods in which it was sponsored by Alltel. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 25.0 percent to equities, 57.0 percent to fixed income assets and 18.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 7.0 percent to 6.5 percent) would result in a decrease in our projected pension income of approximately $4.9 million in 2013.

The discount rate selected is based on a hypothetical yield curve and associated spot rate curve adjusted to reflect the expected cash outflows for pension benefit payments. The yield curve incorporates actual high-quality corporate bonds across the full maturity spectrum and is developed from yields on Aa-graded, non-callable/putable bonds. The discount rate determined on this basis was 3.85 percent at December 31, 2012. Lowering the discount rate by 25 basis points (from 3.85 percent to 3.60 percent) would result in an increase in our projected pension expense of approximately $43.0 million in 2013. We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from the various actuarial assumptions, including changes in our pension obligation, as pension expense or income in the fourth quarter each year.

The Pension Protection Act of 2006 ("PPA") was signed into law on August 17, 2006. In general, PPA changed the rules governing the minimum contribution requirements for funding a qualified pension plan on an annual basis without paying excise tax penalties. Among other requirements, PPA changed the assumptions used to calculate the minimum lump-sum benefit payments, and applied benefit restrictions to plans below certain funding levels. PPA made permanent certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") that were scheduled to expire in 2010. EGTRRA increased the maximum amount of benefits that a qualified defined benefit pension plan could pay and increased the maximum compensation amount allowed for determining benefits for qualified pension plans. We are complying with PPA provisions. As a result of the $135.8 million contribution in 2011, the qualified pension was at least 80.0 percent funded for the 2012 plan year, resulting in no benefit restrictions. The assumptions selected as of December 31, 2012, for financial reporting purposes, for the qualified pension plan reflected the PPA impact. Future contributions to the plan are dependent on various factors, including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the qualified pension plan.

See Notes 2 and 8 for additional information on our pension plans.

Useful Lives of Assets

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Our regulated operations use a group composite depreciation method. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the plant. With the assistance of outside expertise, we completed analyses of the depreciable lives of assets held for certain subsidiaries during the year 2012. Based on those results, we implemented new depreciation rates resulting in a net increase to depreciation of $59.1 million and a net decrease in net income of $36.5 million or $0.06 per share for the year ended December 31, 2012.

Goodwill

We test our goodwill for impairment at least annually, or whenever indicators of impairment arise. This guidance requires write-downs of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. We assess the impairment of our goodwill by evaluating the carrying value of our shareholders' equity against the current fair market value of our outstanding equity, where the fair market value of our equity is equal to our current market capitalization plus a control premium estimated to be 20.0 percent through the review of recent market observable transactions involving wireline telecommunication companies. If the fair value is less than its carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

We perform our impairment analysis on January 1st of each year. During 2012, 2011 and 2010, no write-down in the carrying value was required. Effective January 1, 2012, we determined that we had one reporting unit to test for impairment. Reducing our January 1, 2012 market capitalization by 82.0 percent would not have resulted in an impairment of the carrying value of goodwill. Changes in the key assumptions used in the impairment analysis due to changes in market conditions could adversely affect the calculated fair value of goodwill, materially affecting the carrying value and our future consolidated operating results.

See Notes 2 and 4 for additional information on goodwill.

Derivative Instruments

We enter into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured credit facilities. We account for our derivative instruments using authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. We record changes in fair value of the effective portions of cash flow hedges as a component of other comprehensive income (loss) in the current period. Any ineffective portion of our hedges is recognized in earnings in the current period.

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

We recognize all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts. Changes in value of the effective portion are charged to accumulated other comprehensive income (loss) and reclassified into earnings as the hedged transaction affects earnings. Changes in value of the ineffective portion are charged to other income (expense), net. See note 2 for additional information.

See Note 2 for additional information on derivative instruments.

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

•	Balance Sheet Offsetting (first quarter of 2013)

•	Comprehensive Income (first quarter of 2013)

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the foward-looking statements. Forward looking statements include, but are not limited to, statements about our expectation to return a significant portion of our cash flow to shareholders through our dividend, our expectation to maintain our current dividend practice at the current rate of dividend, expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, expected annualized savings from the management restructuring, the amounts expected to be received from the Rural Utilities Service to fund a portion of our broadband stimulus projects and the expected benefits of those projects and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

•	the impact of new, emerging or competing technologies;

•
for certain operations where we lease facilities from other carriers, adverse effects on the availability, quality of service, price of facilities and services provided by other carriers on which our services depend;

•
the uncertainty regarding the implementation of the Federal Communications Commission's ("FCC") rules on intercarrier compensation adopted in 2011, and the potential for the adoption of further rules by the FCC or Congress on intercarrier compensation and/or universal service reform proposals that result in a significant loss of revenue to us;

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

•
the risks associated with non-compliance by us with regulations or statutes applicable to government programs under which we receive material amounts of end user revenue and government subsidies, or non-compliance by us, our partners, or our subcontractors with any terms of our government contracts;

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•	unfavorable results of litigation or intellectual property infringement claims asserted against us;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	continued loss of consumer voice lines;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•	those additional factors under the caption "Risk Factors" in Item 1A of this annual report and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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

SELECTED FINANCIAL DATA

(Millions, except per share amounts in thousands)	2012	2011	2010	2009	2008
Revenues and sales	$6,156.3	$4,281.2	$3,710.7	$2,996.3	$3,170.2
Operating income	887.5	963.5	1,033.5	1,060.6	741.6
Other income (expense), net	4.6	(0.1)	(3.5)	(1.1)	2.1
Gain (loss) on extinguishment of debt	1.9	(136.1)	—	—	—
Interest expense	(625.1)	(558.3)	(521.7)	(410.2)	(416.4)
Income from continuing operations before income taxes	268.9	269.0	508.3	649.3	327.3
Income tax expense	100.2	99.4	195.6	250.8	133.5
Income from continuing operations	168.7	169.6	312.7	398.5	193.8
Discontinued operations, including tax expense (benefit) of $0, $0, and ($10.6), for 2012, 2011 and 2008, respectively	(0.7)	(0.1)	—	—	(22.2)
Net income	$168.0	$169.5	$312.7	$398.5	$171.6
Basic and diluted earnings per share:
From continuing operations	$.28	$.32	$.66	$.91	$.43
From discontinued operations	—	—	—	—	(.05)
Net income	$.28	$.32	$.66	$.91	$.38
Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Balance sheet data
Total assets	$13,982.0	$14,392.1	$11,303.9	$9,113.7	$7,988.4
Total long-term debt and capital leases (excluding premium and discount)	$8,934.4	$9,053.2	$7,365.5	$6,295.2	$5,382.5
Total equity	$1,104.8	$1,495.3	$831.0	$225.9	$254.6

Notes to Selected Financial Information:

•
Explanations for significant events affecting our historical operating trends during the periods 2010 through 2012 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

•
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, we became aware of and corrected an error in the accounting for certain promotional credits for new consumer customers. These errors are non-cash and did not affect our total operating cash flow for any period. See Note 2 for further information.

•
Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits to recognize actuarial gains and losses in our operating results in the year in which the gains and losses occur. The effect of this change in methodology can create volatility in actuarial gains and losses recognized based on market fluctuations which impacts pension expense (benefit) for the year. Pension expense amounted to $67.4, $166.8, $54.1, ($23.8), and $388.7 for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

•
Acquisitions were also considered significant events affecting our historical operating trends during the periods 2009 through 2011. On November 30, 2011, we acquired PAETEC. During 2010, Q-Comm, Hosted Solutions, Iowa Telecom and Nuvox were acquired on December 2, 2010, December 1, 2010, June 1, 2010 and February 8, 2010, respectively. During 2009, Lexcom and D&E were acquired on December 1, 2009 and November 10, 2009, respectively.

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

Dated February 19, 2013

Jeffery R. Gardner	Anthony W. Thomas
President and Chief Executive Officer	Chief Financial Officer and Treasurer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 19, 2013

Jeffery R. Gardner	Anthony W. Thomas
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Windstream Corporation and its subsidiaries (“the Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 19, 2013

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

(Millions, except per share amounts)	2012	2011	2010
Revenues and sales:
Service revenues:
Business	$3,611.4	$2,098.0	$1,577.5
Consumer	1,339.5	1,378.3	1,372.8
Wholesale	708.0	547.3	555.9
Other	266.2	131.0	115.2
Total service revenues	5,925.1	4,154.6	3,621.4
Product sales	231.2	126.6	89.3
Total revenues and sales	6,156.3	4,281.2	3,710.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,692.4	1,691.1	1,331.9
Cost of products sold	210.0	105.3	74.9
Selling, general, and administrative	976.0	602.7	491.7
Depreciation and amortization	1,297.6	847.5	693.7
Merger and integration costs	65.4	69.8	77.3
Restructuring charges	27.4	1.3	7.7
Total costs and expenses	5,268.8	3,317.7	2,677.2
Operating income	887.5	963.5	1,033.5
Other income (expense), net	4.6	(0.1)	(3.5)
Gain (loss) on early extinguishment of debt	1.9	(136.1)	—
Interest expense	(625.1)	(558.3)	(521.7)
Income from continuing operations before income taxes	268.9	269.0	508.3
Income taxes	100.2	99.4	195.6
Income from continuing operations	168.7	169.6	312.7
Discontinued operations	(0.7)	(0.1)	—
Net income	$168.0	$169.5	$312.7
Basic and diluted earnings per share:
From continuing operations	$.28	$.32	$.66
From discontinued operations	—	—	—
Net income	$.28	$.32	$.66

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,

(Millions)	2012	2011	2010
Net income	$168.0	$169.5	$312.7
Other comprehensive income (loss):
Interest rate swaps:
Changes in designated interest rate swaps	(20.5)	(32.5)	3.1
Amortization of unrealized losses on de-designated interest rate swaps	45.4	49.0	4.9
Income tax expense	(9.5)	(6.3)	(3.1)
Unrealized holding gains on interest rate swaps	15.4	10.2	4.9
Postretirement and pension plans:
Prior service credit arising during the period	1.4	37.6	1.5
Change in net actuarial gain (loss) for employee benefit plans	0.1	(2.1)	(13.0)
Plan curtailment	(9.6)	—	—
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	2.3	1.0	0.6
Amortization of prior service credits	(11.9)	(10.8)	(8.4)
Income tax benefit (expense)	6.8	(9.9)	8.9
Change in postretirement and pension plans	(10.9)	15.8	(10.4)
Other comprehensive income (loss)	$4.5	$26.0	$(5.5)
Comprehensive income	$172.5	$195.5	$307.2

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
December 31,
(Millions, except par value)

Assets	2012	2011
Current Assets:
Cash and cash equivalents	$132.0	$227.0
Restricted cash	26.5	21.7
Accounts receivable (less allowance for doubtful
accounts of $42.6 and $29.9, respectively)	614.1	657.4
Income tax receivable	0.8	124.1
Inventories	75.0	76.5
Deferred income taxes	249.5	232.1
Prepaid income taxes	22.5	15.3
Prepaid expenses and other	179.7	102.9
Assets held for sale	—	61.4
Total current assets	1,300.1	1,518.4
Goodwill	4,340.9	4,301.7
Other intangibles, net	2,311.3	2,685.3
Net property, plant and equipment	5,862.7	5,709.2
Other assets	167.0	177.5
Total Assets	$13,982.0	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$881.6	$213.7
Current portion of interest rate swaps	29.0	30.5
Accounts payable	363.7	296.0
Advance payments and customer deposits	223.3	243.9
Accrued dividends	148.9	148.0
Accrued taxes	104.3	117.9
Accrued interest	113.6	161.8
Other current liabilities	304.0	251.2
Total current liabilities	2,168.4	1,463.0
Long-term debt and capital lease obligations	8,114.9	8,936.7
Deferred income taxes	1,896.3	1,849.8
Other liabilities	697.6	647.3
Total liabilities	12,877.2	12,896.8
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
588.2 and 586.3 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,098.3	1,493.3
Accumulated other comprehensive income	6.4	1.9
Retained earnings	—	—
Total shareholders’ equity	1,104.8	1,495.3
Total Liabilities and Shareholders’ Equity	$13,982.0	$14,392.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2012	2011	2010
Cash Provided from Operations:
Net income	$168.0	$169.5	$312.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	1,297.6	847.5	693.7
Provision for doubtful accounts	59.4	48.5	48.9
Share-based compensation expense	43.2	24.1	17.0
Pension expense	67.4	166.8	54.1
Deferred income taxes	79.6	173.8	125.1
Unamortized net (premium) discount on retired debt	(16.2)	21.2	—
Amortization of unrealized losses on de-designated interest rate swaps	45.4	49.0	0.6
Plan curtailment	(9.6)	(14.7)	—
Other, net	(16.7)	11.6	14.8
Pension contribution	—	—	(41.7)
Changes in operating assets and liabilities, net
Accounts receivable	(75.8)	(64.3)	(42.8)
Income tax receivable	123.3	(124.1)	—
Prepaid income taxes	(7.1)	57.1	(46.6)
Prepaid expenses and other	(22.2)	(5.6)	4.7
Accounts payable	63.6	23.5	(18.1)
Accrued interest	(40.8)	(99.1)	26.6
Accrued taxes	(10.9)	0.7	(10.1)
Other current liabilities	36.5	(30.3)	(1.1)
Other liabilities	(5.8)	(3.5)	(30.3)
Other, net	(1.3)	(22.9)	(16.2)
Net cash provided from operations	1,777.6	1,228.8	1,091.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,101.2)	(702.0)	(412.0)
Broadband network expansion funded by stimulus grants	(105.4)	(21.7)	—
Acquisition of NuVox, net of cash acquired	—	—	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	—	—	(253.6)
Acquisition of Hosted Solutions, net of cash acquired	—	—	(312.8)
Acquisition of Q-Comm, net of cash acquired	—	—	(279.1)
Cash acquired from PAETEC	—	71.4	—
Changes in restricted cash	(4.8)	(11.9)	—
Grant funds received for broadband stimulus projects	45.7	4.0	—
Disposition of wireless assets	57.0	—	—
Disposition of energy business	6.1	—	—
Other, net	0.9	8.0	1.6
Net cash used in investing activities	(1,101.7)	(652.2)	(1,454.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(588.0)	(509.6)	(464.6)
Repayment of debt and swaps	(2,054.5)	(4,780.3)	(1,715.0)
Proceeds of debt issuance	1,910.0	4,922.0	1,562.0
Debt issuance costs	(19.1)	(30.6)	(21.8)
Payment under capital lease obligations	(20.0)	(0.8)	(1.0)
Other, net	0.7	7.4	(17.2)
Net cash used in financing activities	(770.9)	(391.9)	(657.6)
(Decrease) increase in cash and cash equivalents	(95.0)	184.7	(1,020.6)
Cash and Cash Equivalents:
Beginning of period	227.0	42.3	1,062.9
End of period	$132.0	$227.0	$42.3
Supplemental Cash Flow Disclosures:
Interest paid	$671.5	$601.9	$493.3
Income taxes (refunded) paid, net	$(100.7)	$(11.1)	$120.6

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2009	$106.2	$(18.6)	$168.3	$255.9
Net income	—	—	312.7	312.7
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(10.4)	—	(10.4)
Amortization of unrealized losses on de-designated interest rate swaps	—	3.0	—	3.0
Changes in designated interest rate swaps	—	1.9	—	1.9
Comprehensive (loss) income	—	(5.5)	312.7	307.2
Share-based compensation expense	17.0	—	—	17.0
Stock issued to NuVox shareholders (See Note 3)	185.0	—	—	185.0
Stock issued to Iowa Telecom shareholders (See Note 3)	280.8	—	—	280.8
Stock issued to Q-Comm shareholders (See Note 3)	271.6	—	—	271.6
Taxes withheld on vested restricted stock and other	(4.5)	—	—	(4.5)
Dividends of $1.00 per share declared to stockholders	(1.0)	—	(481.0)	(482.0)
Balance at December 31, 2010	$855.1	$(24.1)	$—	$831.0
Net income	—	—	169.5	169.5
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	15.8	—	15.8
Amortization of unrealized losses on de-designated interest rate swaps	—	30.3	—	30.3
Changes in designated interest rate swaps	—	(20.1)	—	(20.1)
Comprehensive income	—	26.0	169.5	195.5
Share-based compensation expense	24.1	—	—	24.1
Stock options exercised	2.3	—	—	2.3
Stock issued to PAETEC shareholders (See Note 3)	842.0	—	—	842.0
Stock issued to pension plan (See Note 8)	135.8	—	—	135.8
Taxes withheld on vested restricted stock and other	(4.4)	—	—	(4.4)
Dividends of $1.00 per share declared to stockholders	(361.5)	—	(169.5)	(531.0)
Balance at December 31, 2011	$1,493.4	$1.9	$—	$1,495.3
Net income	—	—	168.0	168.0
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(10.9)	—	(10.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	28.0	—	28.0
Changes in designated interest rate swaps	—	(12.6)	—	(12.6)
Comprehensive income	—	4.5	168.0	172.5
Share-based compensation expense	25.4	—	—	25.4
Stock options exercised	6.0	—	—	6.0
Taxes withheld on vested restricted stock and other	(5.6)	—	—	(5.6)
Dividends of $1.00 per share declared to stockholders	(420.8)	—	(168.0)	(588.8)
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis for Presentation:

Unless the context requires otherwise, the use of the terms "Windstream," "we," "us" and "our" in this Annual Report on Form 10-K refers to Windstream Corporation and its consolidated subsidiaries.

Description of the Business – We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 23 data centers offering managed services and cloud computing.

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

Also, certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net or comprehensive income.

2. Summary of Significant Accounting Policies and Changes:

Significant Accounting Policies

Consolidation of Financial Statements – Our consolidated financial statements include the accounts of Windstream Corporation and the accounts of its subsidiaries. All affiliated transactions have been eliminated.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash – Restricted cash consists of cash restricted for uses other than current operations. We have placed cash into pledged deposit accounts for our share of committed spend on construction contracts currently under review by the Rural Utilities Service ("RUS"), part of the United States Department of Agriculture, for broadband stimulus grants. Changes in the restricted cash balances are reflected as cash inflows or outflows in the investing activities section of the statement of cash flows. Additionally, in connection with the acquisition of PAETEC Holding Corp. ("PAETEC"), we assumed responsibility for letter of credit agreements between PAETEC and their financial institution. These letter of credit agreements, which require cash collateral, relate to contracts entered into by PAETEC in the normal course of business. Approximately $1.5 million and $9.9 million was remaining in restricted cash associated with these letters of credit at December 31, 2012 and 2011, respectively.

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, we consider a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions and a specific customer’s ability to meet its financial obligations. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services of $49.2 million and $48.7 million at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Inventories – Inventories consist primarily of finished goods and are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation.

Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets consist of prepaid services, rent, insurance, maintenance contracts and refundable deposits. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

Broadband Stimulus Spend – Capital expenditures related to the broadband stimulus grants are initially recorded to construction in progress. A receivable totaling 75 percent of the gross spend, representing the expected reimbursement from the RUS is recorded during the same period, offsetting the amounts recorded in construction in progress. The resulting balance sheet presentation reflects our 25 percent investment in these assets in property, plant and equipment. Once an asset is placed into service, depreciation is calculated and recorded based on our 25 percent investment in the equipment. Initial outflows to purchase stimulus-related assets are reflected in the investing activities section of the cash flows statement. Grant funds received from the RUS are shown as inflows in the investing activities section of the statement of cash flows.

Assets Held For Sale – On June 15, 2012, we completed the sale of the energy business acquired in conjunction with the acquisition of PAETEC. During 2011, $10.7 million of assets and $3.5 million of liabilities of the energy business were reclassified to assets held for sale and liabilities held for sale, respectively, and are presented in assets held for sale and other current liabilities, respectively, in the accompanying consolidated balance sheet. The results of our energy business are reported as discontinued operations for all periods presented. See Note 16 for further discussion.

On February 22, 2012 and March 30, 2012, we completed the sales of wireless assets acquired from D&E Communications, Inc. ("D&E") and Iowa Telecommunications Services, Inc. ("Iowa Telecom"), respectively. During 2010, $16.6 million of wireless assets acquired from D&E Communications, Inc. and $34.0 million of wireless licenses acquired from Iowa Telecommunications Services, Inc. were reclassified to assets held for sale. As a result of these transactions, we received gross proceeds of approximately $57.0 million and recognized a gain of $5.2 million, net of transaction fees.

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. We have acquired identifiable intangible assets through our acquisitions. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. Effective January 1, 2012, we have determined that we have one reporting unit to test for impairment that includes all Windstream operations. We assessed impairment of our goodwill by evaluating the carrying value of our shareholders’ equity against the current fair market value of our outstanding equity, where the fair market value of our equity is equal to our current market capitalization plus a control premium estimated to be 20.0 percent. The fair market value of our equity, both including and excluding the control premium, exceed our goodwill carrying value as of January 1, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of central office equipment, office and warehouse facilities, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery, other equipment and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Depreciation expense amounted to $955.6 million, $626.9 million, and $539.6 million in 2012, 2011 and 2010, respectively.

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2012	2011
Land		$46.3	$45.5
Building and improvements	3-40 years	649.4	621.2
Central office equipment	3-40 years	5,276.0	4,945.5
Outside communications plant	7-47 years	6,256.2	5,822.5
Furniture, vehicles and other equipment	3-23 years	1,270.8	1,032.5
Construction in progress		329.2	297.4
		13,827.9	12,764.6
Less accumulated depreciation		(7,965.2)	(7,055.4)
Net property, plant and equipment		$5,862.7	$5,709.2

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

The RUS will have a retained security interest in the assets funded by the broadband stimulus grants over their economic life, which varies by grant but is up to 23 years. In the event of default of terms of the agreement, the government could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of Windstream, the acquiring party would need to receive approval from the RUS prior to effectuating the proposed transaction, for which pre-approval will not be reasonably withheld.

We capitalize interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $10.9 million, $6.8 million and $2.1 million in 2012, 2011 and 2010.

Asset Retirement Obligations – We recognize asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and on accounting for conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Our asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if we exit them and to properly dispose of our chemically-treated telephone poles at the time they are removed from service and to restore certain leased properties to their previous condition upon exit. These asset retirement obligations totaled $51.4 million and $50.2 million as of December 31, 2012 and 2011, respectively, and are included in other long term liabilities in the accompanying consolidated balance sheets.

Derivative Instruments – We enter into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured credit facilities. We account for our derivative instruments using authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. We record changes in fair value of the effective portions of cash flow hedges as a component of other comprehensive income (loss) in the current period. Any ineffective portion of our hedges is recognized in earnings in the current period.

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

As a result of the August 21, 2012 transaction, we reduced our fixed rate paid from 4.553 percent to 3.391 percent effective October 17, 2012. The fixed rate paid includes a component which serves to settle the liability existing on our swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate ("LIBOR"). Our swaps had a notional value of $943.8 million as of December 31, 2012, which will amortize to $900.0 million on July 17, 2013, where they will remain until maturity.

The current swaps are designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable rate cash flows paid on our senior secured credit facilities, which have varying maturity dates from July 17, 2013 to August 8, 2019. We are hedging probable variable cash flows which extend up to four years beyond the maturity of certain components of our variable rate debt. Consistent with past practice, we expect to extend or otherwise replace these components of our debt with variable rate debt.

We recognize all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	2012	2011	2010
Designated portion, measured at fair value
Other current liabilities	$29.0	$30.5	$35.4
Other non-current liabilities	$91.2	$88.7	$75.9
Accumulated other comprehensive (loss) income	$(14.7)	$(26.9)	$5.6
De-designated portion, unamortized value
Accumulated other comprehensive loss	$(45.9)	$(58.6)	$(107.6)
Weighted average fixed rate paid	4.26%	4.60%	5.60%
Variable rate received	0.21%	0.40%	0.29%

We assess our derivatives for effectiveness each quarter and recognized a $7.5 million charge to earnings, reflected in other income (expense), net related to ineffectiveness of our cash flow hedges for the twelve months ended December 31, 2012.

Our swaps are off-market swaps, meaning they contain an embedded financing element. Our swap counterparties recover this financing through an incremental charge in our fixed rate over what we would be charged for an on-market swap. As such, a portion of our swaps' cash payment is representing the rate we would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. The remainder represents the repayment of the embedded financing element and reduces our swap liability.

All or a portion of the change in fair value of our interest rate swap agreements recorded in accumulated other comprehensive income (loss) may be recognized in earnings in certain situations. If we extinguish all of our variable rate debt, or a portion of our variable rate debt such that our variable rate interest received on our swaps exceeds the variable rate interest paid on our debt, we would recognize in earnings all or a portion of the change in fair value of our swaps. In addition, we may recognize the change in fair value of our swaps in earnings if we determine it is no longer probable that we will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. We have assessed our counterparty risk and determined that no substantial risk of default exists as of December 31, 2012. Each counterparty is a bank with a current credit rating at or above A.

We expect to recognize losses of $17.9 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at December 31, 2012. Payments on our off-market swaps are presented in the financing activities section of our consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Changes in value of these instruments were as follows for the years ended December 31:

(Millions)	2012	2011	2010
Changes in fair value of effective portion, net of tax (a)	$(12.6)	$(20.1)	$1.9
Amortization of unrealized losses on de-designated interest rate swaps (a)	$28.0	$30.3	$3.0
Changes in fair value of undesignated portion (b)	$—	$—	$(0.3)

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

(b)	Represents non-cash income recorded in other income (expense), net in the accompanying consolidated statements of income.

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

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $99.5 million, $67.8 million, and $70.9 million in 2012, 2011 and 2010.

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

Pension Benefits – We recognize changes in the fair value of plan assets and actuarial losses due to actual experience differing from actuarial assumptions, as a component of net periodic benefit expense (income) in the fourth quarter in the year in which the gains and losses occur, and if applicable in any quarter in which an interim remeasurement is triggered. The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, are recorded on a quarterly basis.

Capital Leases – We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Leases with a bargain purchase option, transfer of ownership, contractual life equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. The future minimum lease payments for all non-cancellable capital leases for each of the twelve month periods ending December 31, 2013, 2014, 2015, 2016 and 2017 are $15.2 million, $7.0 million, $3.9 million, $1.6 million and $0.5 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Income Taxes – We account for income taxes in accordance with guidance on accounting for income taxes, under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In addition, we adopted authoritative guidance which addresses uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that the income tax positions must achieve before being recognized in the financial statements.

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

In conjunction with the acquisition of PAETEC, we granted restricted stock units to former PAETEC employees to replace outstanding, unvested PAETEC restricted stock units held by these same employees as of the acquisition date. Since these restricted stock units contain a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares, they are considered participating securities and are treated similar to the non-vested restricted shares discussed above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2012	2011	2010
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$168.7	$169.6	$312.7
Income from continuing operations allocable to participating securities	(3.6)	(3.4)	(3.0)
Adjusted income from continuing operations attributable to common shares	165.1	166.2	309.7
Loss from discontinued operations	(0.7)	(0.1)	—
Loss from discontinued operations allocable to participating securities	—	—	—
Adjusted loss from discontinued operations attributable to common shares	(0.7)	(0.1)	—
Net income attributable to common shares	$164.4	$166.1	$309.7
Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	588.0	516.4	471.0
Weighted average participating securities	(3.5)	(3.7)	(3.0)
Weighted average shares outstanding for basic earnings per share	584.5	512.7	468.0
Basic and diluted earnings per share:
From continuing operations	$.28	$.32	$.66
From discontinued operations	—	—	—
Net income	$.28	$.32	$.66

The calculation of basic earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and excludes the dilutive impact of participating non-vested restricted shares from the denominator.

Revisions to Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, we became aware of and corrected an error in the accounting for certain promotional credits for new consumer customers. Previously, promotional credits issued on a customer's first bill were deferred and amortized over the length of the contract with the customer. We should have recognized these credits against revenue in the month that they appeared on the customer's bill.

The revisions for the year ended December 31, 2011, which we have assessed and determined are not material to the financial statements, are presented below. In addition, we will revise the previously filed quarterly financial statements for the periods impacted (see Note 18 to the financial statements). These errors are non-cash and did not affect our total operating cash flow for any period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

The following table presents the effect the revision had on our consolidated statement of operations:

(Millions, except per share amounts)	As Previously Reported	Effect of Revision	As Revised (a)
As of and for the year ended December 31, 2011:

Consumer service revenues	$1,380.2	$(1.9)	$1,378.3
Total service revenues	4,156.5	(1.9)	4,154.6
Product sales	129.2	(2.6)	126.6
Total revenues and sales	4,285.7	(4.5)	4,281.2
Income taxes	101.1	(1.7)	99.4
Income from continuing operations	172.4	(2.8)	169.6
Net income	172.3	(2.8)	169.5

Basic and diluted earnings per share	0.33	(0.01)	0.32

Advance payments and customer deposits	240.4	3.5	243.9
Other liabilities	646.3	1.0	647.3
Deferred income taxes	1,851.5	(1.7)	1,849.8
Additional paid-in-capital	1,496.1	(2.8)	1,493.3

(a)	The effect of the revision is also reflected in our consolidated statements of cash flows, net income and relevant adjustments to reconcile net income to net cash provided by operating activities.

Change in Accounting Estimate

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. We periodically obtain updated depreciation studies to evaluate whether certain useful lives remain appropriate in accordance with authoritative guidance. With the assistance of outside expertise, we completed analyses of the depreciable lives of assets held for certain subsidiaries during the year 2012. Based on those results, we implemented new depreciation rates resulting in a net increase to depreciation of $59.1 million and a net decrease in net income of $36.5 million or $0.06 per share for the year ended December 31, 2012.

Recently Adopted Accounting Standards

Testing Goodwill for Impairment – Effective January 1, 2012, we adopted authoritative guidance related to the testing of goodwill for impairment. This guidance allows an entity the option to first assess qualitative factors before calculating the fair value of a reporting unit. The entity may avoid applying the current two-step impairment test to a reporting unit if it determines, based on its assessment of qualitative factors, it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. This guidance did not have a material impact on our consolidated financial statements.

Fair Value Measurement – Effective January 1, 2012, we adopted authoritative guidance related to fair value measurements. This guidance expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. This guidance did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Recently Issued Authoritative Guidance

Balance Sheet Offsetting – In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. This guidance requires enhanced disclosures for financial instruments and derivative instruments that are subject to an enforceable master netting arrangement. In January 2013, the FASB issued an update to address implementation issues and clarify the scope of the off-setting disclosures. This guidance is effective for fiscal years beginning on or after January 1, 2013, including interim periods therein and requires retrospective application. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Comprehensive Income – In February 2013, the FASB issued final authoritative guidance regarding the presentation of reclassification adjustments on the statement of comprehensive income. In June 2011, then deferred later that year, the FASB had issued authoritative guidance requiring reclassification adjustments for items that are reclassified from other comprehensive income (loss) to net income be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We do not expect this guidance to have a material impact on our consolidated financial statements.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed for PAETEC.

(Millions)	Final Allocation
Fair value of assets acquired:
Cash and other current assets	$240.8
Accounts receivable	227.5
Property, plant and equipment	875.7
Goodwill	653.3
Customer lists (a)	830.0
Trade names and other (b)	15.0
Deferred income taxes on acquired assets	162.8
Other assets	8.4
Total assets acquired	3,013.5
Fair value of liabilities assumed:
Current maturities of long-term debt and capital lease obligations	(19.0)
Other current liabilities	(453.5)
Long-term debt and capital lease obligations	(1,643.7)
Other liabilities	(55.3)
Total liabilities assumed	(2,171.5)
Common stock issued (inclusive of additional paid-in capital)	$842.0

(a)	Customer lists will be amortized using the sum-of-years digit methodology over an estimated useful life of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions and Dispositions, Continued:

(b)
Trade names were amortized on a straight-line basis over an estimated useful life of one year. Other intangibles, which includes internally developed software, will be amortized on a straight-line basis over an estimated useful life of three years.

Supplemental Pro Forma Information (Unaudited) – PAETEC Acquisition - The amounts of PAETEC's revenue and net loss included in our consolidated statements of income for the year ended December 31, 2012, and the revenue and net income from continuing operations of the combined entity for the twelve months ended December 31, 2011 and 2010 had the acquisition occurred January 1, 2010, are as follows:

(Millions)	Revenue	Net (Loss) Income from Continuing Operations
PAETEC actual for the twelve months ended December 31, 2012	$2,106.8	$(69.4)
Supplemental pro forma for the twelve months ended December 31, 2011	$6,170.1	$115.0
Supplemental pro forma for the twelve months ended December 31, 2010	$5,324.5	$192.1

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

Acquisition of Q-Comm – On December 2, 2010, we completed the acquisition of Q-Comm Corporation ("Q-Comm"), a privately held regional fiber transport and business communications provider. This acquisition significantly enhanced our fiber network with increased scale and business revenues, as well as the opportunity for operating synergies across our markets. Under the terms of the merger agreement, we paid $279.1 million in cash, net of cash acquired, and issued approximately 20.6 million shares of our common stock valued at $271.6 million to acquire all of the issued and outstanding shares of Q-Comm common stock. We also repaid $266.2 million in outstanding indebtedness and related liabilities on existing swap agreements of Q-Comm. The transaction included Q-Comm’s wholly-owned subsidiaries Kentucky Data Link, Inc. ("KDL"), a fiber services provider in 23 states and the District of Columbia, and Norlight, Inc. ("Norlight"), a business communications provider serving approximately 5,500 business customers.

Acquisition of Hosted Solutions – On December 1, 2010, we completed the acquisition of Hosted Solutions Acquisitions, LLC ("Hosted Solutions") in an all-cash transaction valued at $312.8 million, which included a $2.8 million net working capital adjustment, net of cash acquired. We financed the transaction through cash reserves and revolving credit capacity. Hosted Solutions, based in Raleigh, N.C., is a leading regional data center and managed hosting provider focused on enterprise-class Infrastructure as a Service (IaaS) solutions. This acquisition provided us with five state-of-the-art data centers in Raleigh, NC, Charlotte, NC, and Boston, MA which serve more than 600 customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions and Dispositions, Continued:

The following table summarizes the final fair values of the assets acquired and liabilities assumed for Hosted Solutions and Q-Comm.

	Hosted Solutions	Q-Comm
(Millions)	Final Allocation	Final Allocation
Fair value of assets acquired:
Current assets	$6.8	$35.4
Property, plant and equipment	40.7	293.5
Goodwill	175.7	358.0
Customer lists (a)	87.8	292.5
Non-compete agreements (b)	7.4	—
Trade names (c)	1.3	3.7
Other assets	2.2	19.6
Total assets acquired	321.9	1,002.7
Fair value of liabilities assumed:
Current maturities of long-term debt	—	(255.1)
Other current liabilities	(6.3)	(55.0)
Deferred income taxes on acquired assets	—	(117.9)
Other liabilities	(2.8)	(24.0)
Total liabilities assumed	(9.1)	(452.0)
Common stock issued (inclusive of additional paid-in capital)	—	(271.6)
Cash paid, net of cash acquired	$312.8	$279.1

(a)	Customer lists are amortized using the sum-of-years digit methodology over an estimated useful life of 13 years for Hosted Solutions and 15 years for Q-Comm.

(b)	Non-compete agreements are amortized on a straight-line basis over and estimated useful life of three years.

(c)	Trade names were amortized on a straight-line basis over an estimated useful life of one year.

Acquisition of Iowa Telecom – On June 1, 2010, we completed the acquisition of Iowa Telecom, based in Newton, Iowa. This acquisition provided us with a sizable operating presence in the upper Midwest and the opportunities for operating efficiencies with our contiguous markets. As of June 1, 2010, Iowa Telecom provided service to approximately 247,000 voice lines, 96,000 high-speed Internet customers and 25,000 digital television customers in Iowa and Minnesota. Pursuant to the merger agreement, each share of Iowa Telecom common stock was converted into the right to receive 0.804 shares of our common stock and $7.90 in cash. We paid $253.6 million in cash, net of cash acquired, and issued approximately 26.7 million shares of common stock valued at $280.8 million on the date of issuance. In addition, we repaid outstanding indebtedness, including related interest rate swap liabilities, of Iowa Telecom of $628.9 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions and Dispositions, Continued:

The following table summarizes the final fair values of the assets acquired and liabilities assumed for NuVox and Iowa Telecom.

	NuVox	Iowa Telecom
(Millions)	Final Allocation	Final Allocation
Fair value of assets acquired:
Assets held for sale (a)	$—	$34.0
Other current assets	68.0	36.7
Property, plant and equipment	241.7	329.9
Goodwill	270.5	552.4
Wireline franchise rights (b)	—	230.0
Cable franchise rights (b)	—	5.6
Customer lists (c)	180.0	130.6
Trade name (d)	4.2	3.1
Other assets	—	11.1
Total assets acquired	764.4	1,333.4
Fair value of liabilities assumed:
Current maturities of long-term debt	(260.7)	(610.2)
Other current liabilities	(63.8)	(49.7)
Deferred income taxes on acquired assets	(29.7)	(109.6)
Other liabilities	(26.8)	(29.5)
Total liabilities assumed	(381.0)	(799.0)
Common stock issued (inclusive of additional paid-in capital)	(185.0)	(280.8)
Cash paid, net of cash acquired	$198.4	$253.6

(a)	Wireless licenses acquired from Iowa Telecom were designated as held for sale.

(b)	Wireline franchise rights and cable franchise rights are amortized on a straight-line basis over an estimated life of 30 years and 15 years, respectively.

(c)	Customer lists are amortized using the sum-of-years digit methodology over an estimated useful life of nine years.

(d)	Trade names were amortized on a straight-line basis over an estimated useful life of one year.

We have conducted appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of the respective acquisition dates for NuVox, Iowa Telecom, Hosted Solutions, Q-Comm and PAETEC (collectively known as the "Acquired Companies"). The accompanying consolidated financial statements reflect our combined operations with the Acquired Companies for the periods following the respective acquisition dates. Employee severance and transaction costs incurred by us in conjunction with these acquisitions have been expensed to merger and integration expense in the accompanying consolidated statements of income (see Note 10).

The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates, with amounts exceeding fair value recognized as goodwill. Goodwill associated with the acquired companies is attributable to the workforce of acquired businesses and expected synergies. Approximately $173.7 million and $38.7 million of goodwill associated with the acquisitions of Hosted Solutions and PAETEC, respectively, is expected to be deductible for tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions and Dispositions, Continued:

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

The PAETEC credit facility was valued based on the expected redemption cost, while the remaining bonds were valued based on market value. Equity consideration was based on the closing price of our common stock on November 30, 2011. Consideration related to assumed restricted stock units was calculated based on the closing price of our common stock on November 30, 2011, net of the portion of the fair value attributable to future vesting requirements. Consideration related to assumed stock options was calculated based on the fair value of the new Windstream stock options issued as of November 30, 2011, net of the portion of the fair value attributable to future vesting requirements. The fair value of these stock option awards was calculated using the Hull-White II Lattice model based on assumptions determined as of November 30, 2011. The amount allocated to unearned compensation cost for awards subject to future service requirements was calculated based on the fair value of such awards at the acquisition date and will be recognized as compensation cost over the remaining future service period.

The purchase price allocations for the Acquired Companies have been completed. Pro forma financial results related to the acquisitions of the Acquired Companies excluding PAETEC have not been included because we do not consider these acquisitions to be significant individually or in the aggregate.

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2010	$3,671.2
Acquisition of Hosted Solutions	3.9
Acquisition of Q-Comm	12.5
Acquisition of PAETEC	614.1
Balance at December 31, 2011	4,301.7
Acquisition of PAETEC (a)	39.2
Balance at December 31, 2012	$4,340.9

(a)	Adjustments to the carrying value of goodwill were attributable to adjustments in the fair values of assets acquired and liabilities assumed in the acquisition, as previously discussed in Note 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

Intangible assets were as follows at December 31:

	2012			2011
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(157.6)	$1,127.5	$1,285.1	$(114.8)	$1,170.3
Customer lists (a)	1,914.0	(747.6)	1,166.4	1,939.0	(464.2)	1,474.8
Cable franchise rights	39.8	(25.9)	13.9	39.8	(24.7)	15.1
Other (a)	37.9	(34.4)	3.5	44.9	(19.8)	25.1
Balance	$3,276.8	$(965.5)	$2,311.3	$3,308.8	$(623.5)	$2,685.3

(a)	Changes in the gross cost of intangible assets were associated with the acquisition of PAETEC as previously discussed in Note 3.

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2012:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $342.0 million, $220.6 million and $154.1 million in 2012, 2011 and 2010, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $291.2 million, $256.2 million, $223.1 million, $185.0 million and $157.2 million in 2013, 2014, 2015, 2016 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations:
Long-term debt and capital lease obligations were as follows at December 31:

(Millions)	2012	2011
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013	$19.5	$172.3
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	408.8	—
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017	292.5	—
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	280.9	283.8
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015	1,042.9	1,053.7
Senior secured credit facility, Tranche B3 – variable rates, due August 8, 2019	597.0	—
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	—	920.0
Debentures and notes, without collateral:
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2019 Notes – 7.000%, due March 15, 2019	500.0	500.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	450.0	450.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
Issued by subsidiaries of the Company:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.1	2.2
PAETEC 2017 Notes – 8.875%, due June 30, 2017	650.0	650.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	10.0	20.0
PAETEC 2015 Notes – 9.500%, due July 15, 2015	—	300.0
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Capital lease obligations	30.7	51.2
Premium on long-term debt, net	62.1	97.2
	8,996.5	9,150.4
Less current maturities	(881.6)	(213.7)
Total long-term debt and capital leases	$8,114.9	$8,936.7
Weighted average interest rate	7.0%	7.5%
Weighted maturity	5.4 years	6.0 years

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

Effective February 23, 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding to Tranche A3 and extended the maturity to December 30, 2016. In addition, we incurred new borrowings of $280.0 million of Tranche A3 senior secured credit facilities, which will also be due December 30, 2016. Debt issuance costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

associated with the new borrowings were $1.8 million and were recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings.

Revolving line of credit - We borrowed $730.0 million under the revolving line of credit in our senior secured credit facility and later repaid $1,650.0 million during 2012. On March 18, 2011, we increased the capacity under our senior secured revolving credit facility from $750.0 million to $1,250.0 million. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $15.7 million, the amount available for borrowing under the revolving line of credit was $1,234.3 million at December 31, 2012.

The variable interest rate on our revolving line of credit ranged from 2.47 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.53 percent during 2012, as compared to variable interest rates during 2011 which ranged from 1.52 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.54 percent. All $1,250.0 million available under the revolving line of credit will expire December 17, 2015.

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

2020 Notes - On January 24, 2011, we completed the private placement of an additional $200.0 million in aggregate principal amount of 7.75 percent senior unsecured notes due October 15, 2020 at 103.000 percent to yield 7.233 percent (the "Additional 2020 Notes"). Proceeds from the private placement were used to retire the 7.750 Senior Notes due February 15, 2015 (the "Valor Notes").

On October 6, 2010, we completed the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 15, 2020 at par to yield 7.75 percent. Proceeds from the private placement totaled $491.3 million, excluding debt issuance costs, and were used, together with cash on hand, to finance the acquisition of Q-Comm.

2021 Notes - On March 28, 2011, we completed the private placement of $450.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, at an issue price of 99.116 percent to yield 7.875 percent (the "2021 Notes"). Proceeds from the private placement were used to purchase for cash a portion of our outstanding 2016 Notes, including any accrued and unpaid interest on the tendered 2016 Notes, together with related fees and expenses. Interest is payable semi-annually.

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

2023 Notes - On March 16, 2011, we completed the private placement of $600.0 million in aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023, at par to yield 7.500 percent (the "2023 Notes"). Proceeds from the private placement were used to purchase for cash a portion of our outstanding 2016 Notes, including any accrued and unpaid interest on the tendered 2016 Notes, together with related fees and expenses. Interest is payable semi-annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

Notes Issued by Subsidiaries

Windstream Holdings of the Midwest, Inc. - Debt held by Windstream Holdings of the Midwest, Inc., a subsidiary, is secured solely by the assets of the subsidiary.

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

We may call certain debentures and notes at various premiums on early redemption. These debentures and notes are the 2018 Notes, 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes, the PAETEC 2017 Notes and the PAETEC 2018 Notes. Additionally, we may call debt held by Windstream Holdings of the Midwest, Inc. at various premiums on early redemption.

Premium on long-term debt, net of discounts

The premium on long-term debt, net of discounts is primarily due to the debt issuance premium recorded on the debt acquired in the PAETEC acquisition, partially offset by the net discount recorded on debt discussed above. The premium and discount balances are amortized over the life of the debt instrument.

Debt Compliance

The terms of the credit facility and indentures include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of December 31, 2012, we were in compliance with all of our covenants.
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
In addition, certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. We were in compliance with these covenants as of December 31, 2012.
Maturities for debt outstanding as of December 31, 2012 for each of the twelve month periods ending December 31, 2013, 2014, 2015, 2016 and 2017 are $866.1 million, $85.1 million, $92.6 million, $350.8 million and $1,964.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

Gain (Loss) on Extinguishment of Debt

During the twelve months ended December 31, 2012, we retired all $300.0 million of the outstanding PAETEC 2015 Notes. The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result we recognized a gain on extinguishment of debt of $1.9 million during the twelve months ended December 31, 2012.

During 2011, we purchased all $1,746.0 million of our 2016 Notes and all $400.0 million of our Valor Notes. We financed these transactions with proceeds from the issuance of the 2020 Notes, the 2021 Notes, the 2023 Notes and borrowings from our revolving line of credit. These transactions allowed us to extend our existing debt maturities and lower our interest rates. The retirements were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $136.1 million during 2011.

The gain (loss) on extinguishment of debt is shown as follows for the twelve months ended December 31:

(Millions)	2012	2011
2015 PAETEC Notes:
Premium on early redemption	$(14.3)	$—
Unamortized premium on original issuance	16.2	—
Gain on early extinguishment for PAETEC 2015 Notes	1.9	—
2016 Notes:
Premium on early redemption	—	(101.2)
Unamortized discount on original issuance	—	(26.6)
Third-party fees for early redemption	—	(3.0)
Unamortized debt issuance costs on original issuance	—	(1.1)
Loss on early extinguishment for 2016 Notes	—	(131.9)
Valor Notes:
Premium on early redemption	—	(10.3)
Third-party fees for early redemption	—	(0.4)
Unamortized premium on original issuance	—	6.5
Loss on early extinguishment for Valor Notes	—	(4.2)
Total gain (loss) on early extinguishment of debt	$1.9	$(136.1)
Interest Expense
Interest expense was as follows for the years ended December 31:

(Millions)	2012	2011	2010
Interest expense related to long-term debt (a)	$576.4	$500.0	$466.1
Impacts of interest rate swaps	56.4	64.8	57.2
Interest on capital leases and other	3.2	0.3	0.5
Less capitalized interest expense	(10.9)	(6.8)	(2.1)
Total interest expense	$625.1	$558.3	$521.7

(a)
We recognized as interest expense in the accompanying consolidated income statements $1.8 million in arrangement and other fees related to the increase in the revolver capacity agreements and amendment and restatement of our senior secured credit facility in 2010, respectively.

In order to mitigate the interest rate risk inherent in our variable rate senior secured credit facility, we are party to four identical pay fixed, receive variable interest rate swap agreements whose notional value totaled $943.8 million at December 31, 2012 (see Note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2012 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.
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
The fair values of our cash equivalents, interest rate swaps, and long-term debt were determined using the following inputs at December 31:

(Millions)	2012	2011
Level 1 measurements:
Cash equivalents (a)	$—	$153.1
Long-term debt, including current maturities (b)	$6,140.5	$5,821.4
Level 2 measurements:
Interest rate swaps (c) (See Note 2)	$(120.2)	$(119.2)
Long-term debt and capital lease obligations, including current maturities (b)	$3,304.2	$3,567.4

(a)	Recognized at fair value in cash and cash equivalents on the consolidated balance sheet as of December 31, 2012 and 2011, respectively.

(b)
Recognized at carrying value of $8,996.5 million and $9,150.4 million in long-term debt, including current maturities and capital lease obligations, in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively.

(c)	Recognized at fair value in current portion of interest rate swaps and other liabilities on the consolidated balance sheet as of December 31, 2012 and 2011.
Our cash equivalents are primarily highly liquid, actively traded money market funds with next day access.
The fair values of our interest rate swaps were determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps. We also incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2012 and 2011, the fair values of our interest rate swaps were reduced by $16.1 million and $6.9 million, respectively, to reflect non-performance risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Fair Value Measurements, Continued:
The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. The fair values of our other debt were estimated based on appropriate market interest rates being applied to this debt. In calculating the fair market value of the Windstream Holdings of the Midwest, Inc., an appropriate market price for the same or similar instruments in an active market is used considering credit quality, non-performance risk and maturity of the instrument.

7. Supplemental Cash Flow Information:

We declared and accrued cash dividends of $148.9 million, $148.0 million and $126.5 million during the fourth quarters of 2012, 2011 and 2010, respectively, which were subsequently paid in January of the following year.

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

The components of pension benefit expense (including provision for executive retirement agreements) and postretirement benefits income were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2012	2011	2010	2012	2011	2010
Benefits earned during the year	$10.0	$9.3	$15.7	$0.1	$0.2	$0.2
Interest cost on benefit obligation	58.0	60.7	60.6	1.8	3.4	5.2
Net actuarial loss	72.5	167.9	38.0	—	—	—
Amortization of net actuarial loss	—	—	—	2.3	1.0	0.6
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(11.8)	(10.7)	(8.3)
Plan curtailment	—	—	—	(9.6)	(14.7)	—
Expected return on plan assets	(73.0)	(71.0)	(60.1)	—	—	—
Net periodic benefit expense (income)	$67.4	$166.8	$54.1	$(17.2)	$(20.8)	$(2.3)

During 2012, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies for certain active and retired participants effective January 1, 2014. As a result, we remeasured the plan and recognized a curtailment gain of $9.6 million, of which $7.4 million was recognized in cost of services expenses and $2.2 million was recognized in selling, general, and administrative expenses.

We recognize actuarial gains and losses for pension benefits as a component of net periodic benefit expense (income) in the year in which the gains and losses occur. In determining our annual postretirement benefits cost, we amortize unrecognized actuarial gains and losses exceeding 10.0 percent of the projected benefit obligation over the lesser of 10 years or the average remaining service life of active employees. We do not amortize unrecognized actuarial gains and losses below the 10.0 percent corridor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans (including executive retirement agreements) were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$948.9	$870.5	$0.2	$0.3
Actual return on plan assets	120.7	13.8	—	—
Employer contributions	0.7	136.5	3.7	6.9
Participant contributions	—	—	1.8	1.7
Benefits paid (a)	(71.3)	(71.9)	(5.5)	(9.1)
Medicare Part D reimbursement	—	—	—	0.4
Fair value of plan assets at end of year	$999.0	$948.9	$0.2	$0.2
Projected benefit obligation at beginning of year	$1,282.9	$1,164.0	$45.9	$100.0
Interest cost on projected benefit obligations	58.0	60.7	1.8	3.4
Service costs	10.0	9.3	0.1	0.2
Participant contributions	—	—	1.8	1.7
Plan amendments (b) (c)	—	—	(1.4)	(37.6)
Plan curtailment (d)	—	—	—	(13.8)
Actuarial loss (gain)	120.5	120.8	(0.3)	0.7
Benefits paid (a)	(71.3)	(71.9)	(5.5)	(9.1)
Medicare Part D reimbursement	—	—	—	0.4
Projected benefit obligation at end of year	$1,400.1	$1,282.9	$42.4	$45.9
Plan assets less than projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(20.7)	$(0.7)	$(3.1)	$(5.1)
Noncurrent liabilities	(380.4)	(333.3)	(39.1)	(40.6)
Funded status recognized in the consolidated balance sheets	$(401.1)	$(334.0)	$(42.2)	$(45.7)
Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial loss	$—	$—	$(14.1)	$(16.6)
Prior service credits	0.7	0.9	84.9	104.8
Net amount recognized in accumulated other comprehensive income	$0.7	$0.9	$70.8	$88.2

(a)	During both 2012 and 2011, pension benefits paid from Windstream's assets totaled $0.7 million respectively. All postretirement benefits in both years were paid from Windstream's assets.

(b)
During 2012, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies for certain active and retired participants effective January 1, 2014. In remeasuring the postretirement obligations to reflect this amendment, updated assumptions as of June 29, 2012 were used. During the remeasurement, we updated key assumptions, including the discount rate, which decreased from 3.97 percent to 3.80 percent. The discount rate was selected based on a hypothetical yield curve incorporating high-quality corporate bonds with various maturities adjusted to reflect the timing of our expected benefit payments.

(c)
During 2011, we amended certain of our postretirement medical plans to reduce the subsidies offered for medical and prescription drug insurance premiums. The change will be made in two waves. Effective January 1, 2012, the available subsidy will be reduced to one-half of the current subsidies. Effective January 1, 2013, the subsidy will be further reduced to either $80 per month for participants who are not eligible for Medicare, or $17 per month for Medicare eligible participants. These amendments were accounted for as plan amendments which reduced our benefit obligation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

as of June 1, 2011 by $38.3 million, with a corresponding decrease in accumulated other comprehensive income (loss), net of tax. As a result, the revised benefit obligation was $59.7 million as of June 1, 2011. The reduction in the obligation is being amortized to postretirement benefits expense over the average remaining service life of active employees beginning June 1, 2011. In remeasuring the postretirement obligations to reflect these amendments, updated assumptions as of June 1, 2011 were used. Specifically, the discount rate was decreased from 5.25 percent to 5.20 percent.

(d)
During 2011, we communicated the elimination of retiree basic life insurance benefits for certain participants of our plans effective January 1, 2012. For accounting purposes, this change eliminated all retiree basic life insurance benefits provided within one of the accounting plans and triggered a negative plan amendment and a curtailment eliminating retiree basic life insurance benefit obligations for all participants of the accounting plan. As a result, our postretirement benefit obligation was reduced by $13.8 million and the recognition of associated prior service credits of $4.9 million and actuarial losses of $4.0 million was accelerated. In total, we recorded a $14.7 million gain during the third quarter of 2011, of which $11.2 million was recorded in cost of services and $3.5 million in selling, general and administrative expenses. Due to the changes discussed previously, the total accumulated benefit obligation decreased by $13.8 million. In remeasuring the postretirement obligations to reflect these changes, updated assumptions as of August 1, 2011 were used. Specifically, the discount rate was decreased from 5.20 percent to 4.86 percent. The discount rate is selected based on a hypothetical yield curve that incorporates high-quality corporate bonds with various maturities adjusted to reflect expected post retirement benefit payments.

Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense (income) in 2013, including executive retirement agreements, are as follows:

(Millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss	$—	$2.7
Prior service credits	$(0.1)	$(11.3)

The accumulated benefit obligation of our pension plan and executive retirement agreements, was $1,375.8 million, $1,243.6 million and $1,128.5 million at December 31, 2012, 2011 and 2010, respectively.

Assumptions – Actuarial assumptions used to calculate pension and postretirement benefits expense (income) were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2012	2011	2010	2012	2011	2010
Discount rate	4.64%	5.31%	5.89%	4.58%	5.11%	5.79%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	4.17%	3.44%	3.44%	—%	—%	—%

Actuarial assumptions used to calculate the projected benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rate	3.85%	4.64%	3.87%	4.59%
Expected return on plan assets	7.00%	8.00%	7.00%	8.00%
Rate of compensation increase	2.67%	4.17%	—	—%

In developing the expected long-term rate of return assumption, we considered the historical rate of return on plan assets of 9.79 percent since 1975 including periods in which it was sponsored by Alltel, as well as input from our investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate of return on qualified pension plan assets includes a targeted asset allocation of 25.0 percent to equities, 57.0 percent to fixed income securities, and 18.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent, which is 1.0 percent lower than our prior expected long-term rate of return given our higher allocation to fixed income securities and lower allocation to equities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2012	2011
Healthcare cost trend rate assumed for next year	9.00%	9.00%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2019	2017

For the year ended December 31, 2012, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.2 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.1 million. As of December 31, 2012, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $3.0 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $2.3 million.

Plan Assets – Our pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation for our pension plan by asset category was as follows for the years ended December 31:

	Target Allocation	Percentage of Plan Assets
Asset Category	2013	2012	2011
Equity securities	18.6% - 30.6%	44.2%	50.8%
Fixed income securities	43.2% - 70.2%	33.8%	39.2%
Alternative investments	10.8% - 20.8%	4.4%	3.7%
Money market and other short-term interest bearing securities	3.0% - 3.0%	17.6%	6.3%
		100.0%	100.0%

In 2012, we engaged a third party to evaluate the allocation of the total assets in the pension trust, taking into consideration the pension liabilities and funded status of the pension plan. Assets are managed utilizing a Liability Driven Investment ("LDI") approach, meaning that assets are managed within a risk management framework which addresses the need to generate incremental returns in the context of an appropriate level of risk, based on plan liability profiles and changes in funded status. The return objectives are to satisfy funding obligations when and as prescribed by law and to keep pace with the growth of the pension plan liabilities. Given the long time horizon for paying out benefits and our strong financial condition, the pension plan can accept an average level of risk relative to other similar plans. The liquidity needs of the pension plan are manageable given that lump sum payments are not available to most participants.

Equity securities include stocks of both large and small capitalization domestic and international companies. Equity securities are expected to provide both diversification and long-term real asset growth. Domestic equities may include modest holdings of non-U.S. equities, purchased by domestic equity managers as long as they are traded in the U.S and denominated in U.S. dollars and both active and passive (index) investment strategies. International equities provide a broad exposure to return opportunities and investment characteristics associated with the world equity markets outside the U.S. The pension plan’s equity holdings are diversified by investment style, market capitalization, market or region, and economic sector.

Fixed income securities include securities issued by the U.S. Government and other governmental agencies, asset-backed securities and debt securities issued by domestic and international entities. These securities are expected to provide diversification benefits, and are expected to reduce asset volatility and pension funding volatility, and a stable source of income.

Alternative investments may include hedge funds and hedge fund of funds, commodities, both private and public real estate and private equity investments. In addition to attractive diversification benefits, the alternative investments are expected to provide both income and capital appreciation.

Investments in money market and other short-term interest bearing securities are maintained to provide liquidity for benefit payments with protection of principal being the primary objective.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

At its meeting on February 9, 2011, the board of directors approved a measure to allow the plan to make investments in our common stock. Previously, the plan prohibited investment in our common stock. This change allowed us to make 2011 pension contributions of $135.8 million in our common stock. We made no contribution in 2012 and we expect to make a pension contribution in 2013 of approximately $20.0 million, which we intend to make in Windstream stock.

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2012:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	(a) Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Domestic equities (b)	$273.5	$272.8	$0.6	$0.1
International equities (b)	165.7	84.0	81.7	—
Agency backed bonds (b)	1.6	—	1.6	—
Asset backed securities (b)	0.7	—	0.7	—
Corporate bonds (b)	90.2	—	90.2	—
Government and municipal bonds (b)	6.9	—	6.9	—
Mortgage backed securities (b)	9.2	—	9.2	—
Pooled and investment funds (c)	184.2	—	184.2	—
Derivatives (f)	(0.1)	—	(0.1)	—
Treasuries (b)	125.5	—	125.5	—
Real estate and private equity funds (d)	41.1	—	—	41.1
Cash equivalents and other	101.3	2.3	99.0	—
Guaranteed annuity contract (e)	2.3	—	—	2.3
Total investments	$1,002.1	$359.1	$599.5	$43.5
Dividends and interest receivable	3.4
Pending trades	(6.5)
Total plan assets	$999.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2011:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	(a) Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Domestic equities (b)	$346.4	$345.4	$0.9	$0.1
International equities (b)	142.9	75.5	67.4	—
Agency backed bonds (b)	26.6	—	26.6	—
Asset backed securities (b)	0.8	—	0.8	—
Corporate bonds (b)	213.2	—	213.2	—
Government and municipal bonds (b)	35.0	—	35.0	—
Mortgage backed securities (b)	3.5	—	3.5	—
Pooled funds (c)	25.0	—	25.0	—
Derivatives (f)	(0.6)	0.1	(0.7)	—
Treasuries (b)	43.8	—	43.8	—
Real estate and private equity funds (d)	33.4	—	—	33.4
Cash equivalents and other	71.7	1.2	70.5	—
Guaranteed annuity contract (e)	2.8	—	—	2.8
Total investments	$944.5	$422.2	$486.0	$36.3
Dividends and interest receivable	7.5
Pending trades	(3.1)
Total plan assets	$948.9

(a)	Changes in the level 3 investments for the years ended December 31, 2012 and December 31, 2011 are reflected in the table below.

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

(f)	Consisted primarily of swaps valued based on models that reflect the contractual terms of the instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

The following is a reconciliation of the beginning and ending balances of pension plan assets that are measured at fair value using significant unobservable inputs:

(Millions)	Domestic equities	Real estate and private equity funds	Guaranteed annuity contract	Total
Balance at December 31, 2010	$0.2	$—	$3.3	$3.5
Actual (loss) gain on plan assets still held at reporting date	(0.1)	2.4	0.2	2.5
Purchases and sales	—	31.0	(0.7)	30.3
Transfers in and/or out of level 3	—	—	—	—
Balance at December 31, 2011	0.1	33.4	2.8	36.3
Actual gain on plan assets still held at reporting date	—	2.7	0.1	2.8
Purchases and sales	—	5.0	(0.6)	4.4
Transfers in and/or out of level 3	—	—	—	—
Balance at December 31, 2012	$0.1	$41.1	$2.3	$43.5

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

Estimated Future Employer Contributions and Benefit Payments – Estimated future employer contributions, benefit payments, including executive retirement agreements, are as follows as of December 31, 2012:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2013	$20.7	$3.1
Expected benefit payments:
2013	$75.1	$3.1
2014	77.6	2.9
2015	78.6	2.9
2016	79.8	2.9
2017	83.1	2.8
2018-2022	430.2	10.9

The 2013 expected employer contribution for pension benefits consists of $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans and approximately $20.0 million in contributions to avoid certain benefit restrictions. During 2011, we contributed 10.8 million shares of our common stock to our pension plan to meet our remaining 2011 and expected 2012 obligation. These shares had an appraised value, as determined by a third-party valuation firm, of approximately $135.8 million. The pension trust subsequently sold all 10.8 million shares for approximately $133.5 million.

Effective January 1, 2011, changes to our Retiree Medical Plan allowed retirees to elect their prescription plan through the UnitedHealthCare Medicare Connector. This change will result in savings for us. However, we are no longer eligible for the Medicare Part D subsidy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

Employee Savings Plan – We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Employees may elect to contribute to the plan a portion of their eligible pretax compensation up to certain limits as specified by the plans and by the Internal Revenue Service. Windstream matches up to a maximum of 4.0 percent of employee pretax contributions for employees contributing at least 5.0 percent. Our matching contribution is funded annually. We expect to make the 2012 contribution in Windstream stock, whereas the contribution was made in cash prior to 2012. We recorded $17.8 million, $13.7 million and $10.9 million in 2012, 2011 and 2010, respectively, related to the employee savings plan, which was included in cost of services and selling, general and administrative and other expenses in the consolidated statements of income.

9. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the "Incentive Plan"), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of December 31, 2012, the Incentive Plan had remaining capacity of 8.4 million awards, of which 6.9 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights. As of December 31, 2012, we had additional remaining capacity of 3.2 million awards from a similar equity incentive plan acquired in the PAETEC acquisition. The cost of each award is determined based on the fair value of the shares on the date of grant, and is fully expensed over the vesting period.

Restricted Stock and Restricted Stock Unit Activity - During 2012, 2011 and 2010, our Board of Directors approved grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan and one-time grants. On February 8, 2011, a one-time grant totaling 237,989 shares of restricted stock was approved to provide a retention incentive to the CEO and select members of management. On August 3, 2010, a one-time grant totaling 516,075 shares of restricted stock was approved to provide a retention incentive and increase the long-term incentive values toward market values for select members of executive management, other than the CEO. In 2011, we began issuing performance-based restricted stock units to executive officers rather than performance-based restricted shares. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor's 500 Stock Index, over a three-year period.

As a result of the management restructuring announced on May 31, 2012, 0.6 million shares with a weighted average grant date fair value of $7.5 million were forfeited during the year ended December 31, 2012.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued was as follows for the years ended December 31:

	2012	2011	2010
(Thousands)	Common Shares	Common Shares	Common Shares
Vest ratably over remaining service period, up to four years (a) (b)	—	886.3	222.4
Vest ratably over a three-year service period	1,543.7	1,024.0	899.0
Vest variably over a three-year service period	54.7	—	—
Vest contingently over a three-year performance period	723.5	522.9	596.9
Vest three years from date of grant, service based	4.0	388.5	651.3
Vest one year from date of grant, service based (c)	51.4	48.6	72.1
Total granted	2,377.3	2,870.3	2,441.7
Grant date fair value (Millions)	$29.4	$36.3	$26.2

(a)
In conjunction with the acquisition of PAETEC, we granted 886,300 restricted stock units to former PAETEC employees to replace outstanding, unvested PAETEC restricted stock units held by these same employees as of acquisition date. The vesting provisions of the original grants were retained. Each recipient is entitled to one restricted share per restricted stock unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

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

For performance based restricted stock units granted in 2012 the operating targets for the first vesting period were approved by the Board of Directors in February 2012. For the performance based restricted stock granted in 2011, the operating targets for the first and second vesting period were approved by the Board of Directors in February 2011 and 2012, respectively. For performance based restricted stock granted in 2010, the operating targets for the first, second and third vesting period were approved by the Board of Directors in February 2010, 2011 and 2012, respectively. For 2012 and measurement periods prior, each of the operating targets were met by the end of their respective measurement periods.

Restricted stock and restricted stock unit activity for the year ended December 31, 2012 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2011	4,951.0	$11.57
Granted	2,377.3	$12.37
Vested	(2,089.8)	$10.87
Forfeited	(964.1)	$12.07
Non-vested at December 31, 2012	4,274.4	$12.24

At December 31, 2012, unrecognized compensation expense totaled $33.3 million and is expected to be recognized over the weighted average vesting period of 1.3 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. The total fair value of shares vested during 2012, 2011 and 2010 was $22.7 million, $15.5 million and $14.9 million, respectively. Share-based compensation expense recognized for restricted stock and restricted stock units was $25.2 million, $24.0 million and $17.0 million for 2012, 2011 and 2010, respectively.

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

The following table summarizes stock option activity for the year ended December 31, 2012:

	(Thousands) Number of Shares Underlying Options	Weighted Average Exercise Price	(Years) Weighted Average Remaining Contractual Life	(Millions)Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,503.3	$10.13
Granted	—	$—
Exercised	(1,137.3)	$6.04
Canceled	(401.4)	$14.02
Forfeited	(135.4)	$8.73
Outstanding at December 31, 2012	1,829.2	$11.93	4.9	$1.7
Vested or expected to vest at December 31, 2012	1,707.9	$12.19	4.7	$1.6
Exercisable at December 31, 2012	1,627.1	$12.36	4.5	$1.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of Windstream's common stock as reported on the NASDAQ Global Select Market on December 31, 2012 and the option exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2012. This amount changes based on the fair market value of Windstream's common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2012 was approximately $2.8 million.

Total compensation expense related to stock options granted was approximately $0.2 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively.

The following table summarizes stock option information as of December 31, 2012:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	(Thousands) Number of Options	Weighted Average Exercise Price	(Thousands) Number of Options	Weighted Average Exercise Price
$0.00-$4.70	291.3	$4.00	283.9	$4.03
$4.71-$8.30	439.2	$7.26	323.9	$6.96
$8.31-$14.00	506.8	$10.62	427.4	$10.82
$14.01-$29.27	591.9	$20.42	591.9	$20.42
	1,829.2	$11.93	1,627.1	$12.36

As of December 31, 2012, there was approximately $0.1 million of total unrecognized share-based compensation expense related to unvested stock options granted under the Stock Incentive Plans. We expect to recognize the expense over a weighted average period of approximately 1.1 years .

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Our recent acquisitions of PAETEC, NuVox, Iowa Telecom, Q-Comm, and Hosted Solutions described in Note 3 drive merger and integration costs for the years presented.

Restructuring charges are sometimes incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

On May 31, 2012, we announced the review of our management structure to increase the efficiency of decision-making, to ensure our management structure is as simple and as responsive to customers as possible and position ourselves for continued success. We eliminated approximately 350 management positions as part of the restructuring. The restructuring was completed in the third quarter of 2012 resulting in severance related costs of $22.4 million. The changes will result in annualized savings of approximately $40.0 million.

The following is a summary of the merger, integration and restructuring charges recorded for the years ended December 31:

(Millions)	2012	2011	2010
Merger and integration costs
Transaction costs associated with acquisitions	$7.1	$40.7	$41.2
Employee related transition costs	20.3	22.3	26.7
Information technology conversion costs	6.1	5.7	4.2
Rebranding, consulting and other costs	31.9	1.1	5.2
Total merger and integration costs	65.4	69.8	77.3
Restructuring charges	27.4	1.3	7.7
Total merger, integration and restructuring charges	$92.8	$71.1	$85.0

Merger, integration and restructuring charges decreased net income $58.2 million, $44.1 million and $59.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, giving consideration to tax benefits on deductible items.

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges at December 31:

(Millions)	2012	2011
Balance, beginning of period	$12.9	$10.5
Merger, integration and restructuring charges	92.8	71.1
Cash outlays during the period	(85.4)	(68.7)
Balance, end of period	$20.3	$12.9

As of December 31, 2012, we had unpaid merger, integration and restructuring liabilities totaling $20.3 million, which consisted of $3.7 million of accrued severance costs primarily associated with the integration of the Acquired Companies, $5.8 million primarily associated with the restructuring announcement made on May 31, 2012, and $10.8 million related to other integration activities. The severance and related employee costs will be paid as positions are eliminated. Each of these payments will be funded through operating cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) balances, net of tax, were as follows for the years ended December 31:
(Millions)	2012	2011	2010
Pension and postretirement plans	$43.9	$54.7	$38.9
Unrealized holding (losses) gains on interest rate swaps
Designated portion	(9.1)	(16.6)	3.5
De-designated portion	(28.4)	(36.2)	(66.5)
Accumulated other comprehensive income (loss)	$6.4	$1.9	$(24.1)

12. Income Taxes:

Income tax expense was as follows for the years ended December 31:

(Millions)	2012	2011	2010
Current:
Federal	$7.4	$(97.8)	$71.3
State	13.2	23.4	(0.8)
	20.6	(74.4)	70.5
Deferred:
Federal	84.5	180.2	104.5
State	(4.9)	(6.4)	20.6
	79.6	173.8	125.1
Income tax expense	$100.2	$99.4	$195.6

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

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	2.0	2.0	2.5
Adjust deferred taxes for state net operating loss carryforward	—	1.9	—
Acquisition costs	—	(0.5)	1.2
Tax refund interest	—	(0.5)	—
Other items, net	0.3	(0.9)	(0.2)
Effective income tax rate	37.3%	37.0%	38.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Income Taxes, Continued:

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2012	2011
Property, plant and equipment	$1,292.7	$1,260.2
Goodwill and other intangible assets	1,345.8	1,395.8
Operating loss carryforward	(711.6)	(805.5)
Postretirement and other employee benefits	(168.8)	(144.3)
Unrealized holding loss and interest swaps	(27.6)	(37.0)
Deferred compensation	(6.3)	(5.6)
Bad debt	(40.9)	(57.4)
Deferred debt costs	(46.8)	(67.9)
Restricted stock	(11.1)	(16.0)
Other, net	(64.5)	(70.5)
	1,560.9	1,451.8
Valuation allowance	85.9	165.9
Deferred income taxes, net	$1,646.8	$1,617.7
Deferred tax assets	$(1,194.3)	$(1,103.3)
Deferred tax liabilities	2,841.1	2,721.0
Deferred income taxes, net	$1,646.8	$1,617.7

At December 31, 2012 and 2011, we had federal net operating loss carryforwards of approximately $1,660.0 million and $1,925.1 million, respectively, which expire in varying amounts from 2019 through 2031. The loss carryforwards at December 31, 2012 were primarily losses acquired in conjunction with our mergers with Valor, NuVox, Iowa Telecom and PAETEC. The 2012 decrease is primarily associated with the amount utilized for the year along with final adjustments to the federal loss carryover from PAETEC that were recorded with an offset through goodwill. At December 31, 2012 and 2011, we had state net operating loss carryforwards of approximately $2,116.4 million and $2,670.1 million, respectively, which expire annually in varying amounts from 2013 through 2031. The loss carryforwards at December 31, 2012 were primarily losses acquired in conjunction with our mergers with Valor, CTC, D&E, Lexcom, NuVox, Iowa Telecom, Q-Comm and PAETEC. The 2012 decrease is primarily associated with final adjustments to the state loss carryover from PAETEC and were recorded with an offset through goodwill. Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of sufficient future taxable income of certain entities, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to their expiration. We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of December 31, 2012 and 2011, we recorded valuation allowances of $85.9 million and $165.9 million, respectively, related to federal and state loss carryforwards which are expected to expire and not be utilized. The 2012 decrease in the valuation allowance is primarily associated with final adjustments for the acquisition of federal and state net operating losses from PAETEC and were recorded with an offset through goodwill. The amount of state tax credit carryforward at December 31, 2012 and 2011, was approximately $20.4 million and $20.7 million, respectively, which expire in varying amounts from 2014 through 2027.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Income Taxes, Continued:

We adopted authoritative guidance for accounting for uncertainty in income taxes on January 1, 2007. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2012	2011	2010
Beginning balance	$18.8	$18.6	$4.3
Additions based on PAETEC acquisition	—	0.5	—
Additions based on Q-Comm acquisition	—	0.6	—
Additions based on D&E acquisition	—	—	0.4
Additions based on Lexcom acquisition	—	—	0.2
Additions based on NuVox acquisition	—	—	1.8
Additions based on tax positions of prior years	—	—	15.7
Reductions for tax positions of prior years	(0.5)	—	(0.6)
Reduction as a result of a lapse of the applicable statute of limitations	—	(0.9)	(3.2)
Ending balance	$18.3	$18.8	$18.6

We anticipate that $15.7 million in unrecognized tax benefits will be recognized in the next twelve months due to the expiration of the statute of limitations. We do not expect this change in unrecognized tax benefits to have a significant impact on our results from operations or financial position. The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $16.1 million, $16.5 million and $16.6 million (net of indirect benefits) for the years ended December 31, 2012, 2011 and 2010, respectively.

Included in the balance at December 31, 2012, 2011 and 2010, are $0.8 million, $0.7 million and $0.8 million, respectively, of gross tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. These unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2012, 2011 and 2010.

We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2009. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years. We have identified Arkansas, California, Florida, Georgia, Illinois, Iowa, Kentucky, Nebraska, New York, North Carolina, Pennsylvania, Texas and Virginia as "major" state taxing jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2012, 2011 and 2010, we recognized approximately $0.6 million, $0.8 million and $2.6 million in interest and penalties, respectively. Furthermore, we had approximately $3.1 million, $2.6 million and $2.2 million of interest and penalties accrued as of December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Commitments and Contingencies:

Lease Commitments

Minimum rental commitments for all non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows as of December 31, 2012:

Year	(Millions)
2013	$249.5
2014	164.1
2015	160.7
2016	117.7
2017	60.6
Thereafter	174.6
Total	$927.2

Rental expense totaled $210.1 million, $95.6 million and $61.4 million in 2012, 2011 and 2010, respectively.

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

14. Business Segments:

We are organized based on the services and products that we offer. Our chief operating decision maker assesses performance and allocates resources based on our consolidated results of operations. Under this organizational and reporting structure, our operations consist of one reportable segment. See consolidated statements of income for additional information regarding types of revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 2013 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes, the 2020 Notes, the 2021 Notes, the 2022 Notes, and the 2023 Notes ("the guaranteed notes"), certain of our wholly-owned subsidiaries (the "Guarantors"), including all former subsidiaries of Valor, provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to us. The remaining subsidiaries (the "Non-Guarantors") of Windstream are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. The parent company is Windstream Corporation who is also the issuer of the notes.
The following information presents condensed consolidated and combined statements of income, including comprehensive income, for the years ended December 31, 2012, 2011 and 2010, condensed consolidated balance sheets as of December 31, 2012 and 2011, and condensed consolidated and combined statements of cash flows for the years ended December 31, 2012, 2011 and 2010 of the parent company, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,080.6	$4,869.9	$(25.4)	$5,925.1
Product sales	—	73.0	158.2	—	231.2
Total revenues and sales	—	1,153.6	5,028.1	(25.4)	6,156.3
Costs and expenses:
Cost of services	—	374.3	2,335.2	(17.1)	2,692.4
Cost of products sold	—	71.9	138.1	—	210.0
Selling, general and administrative	—	84.7	899.6	(8.3)	976.0
Depreciation and amortization	—	315.2	982.4	—	1,297.6
Merger and integration costs	—	—	65.4	—	65.4
Restructuring charges	—	4.3	23.1	—	27.4
Total costs and expenses	—	850.4	4,443.8	(25.4)	5,268.8
Operating income	—	303.2	584.3	—	887.5
Earnings from consolidated subsidiaries	404.9	38.9	4.4	(448.2)	—
Other (expense) income, net	(6.8)	185.8	(174.4)	—	4.6
Gain on early extinguishment of debt	—	—	1.9	—	1.9
Intercompany interest income (expense)	152.8	(98.9)	(53.9)	—	—
Interest expense	(540.9)	(5.4)	(78.8)	—	(625.1)
Income from continuing operations before income taxes	10.0	423.6	283.5	(448.2)	268.9
Income tax (benefit) expense	(158.0)	143.4	114.8	—	100.2
Income from continuing operations	168.0	280.2	168.7	(448.2)	168.7
Discontinued operations, net of tax	—	—	(0.7)	—	(0.7)
Net income	$168.0	$280.2	$168.0	$(448.2)	$168.0
Comprehensive income	$172.5	$280.2	$168.0	$(448.2)	$172.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,084.5	$3,092.0	$(21.9)	$4,154.6
Product sales	—	61.2	65.4	—	126.6
Total revenues and sales	—	1,145.7	3,157.4	(21.9)	4,281.2
Costs and expenses:
Cost of services	—	375.2	1,328.2	(12.3)	1,691.1
Cost of products sold	—	55.8	49.5	—	105.3
Selling, general and administrative	—	102.7	509.6	(9.6)	602.7
Depreciation and amortization	—	320.3	527.2	—	847.5
Merger and integration costs	—	—	69.8	—	69.8
Restructuring charges	—	0.3	1.0	—	1.3
Total costs and expenses	—	854.3	2,485.3	(21.9)	3,317.7
Operating income	—	291.4	672.1	—	963.5
Earnings (losses) from consolidated subsidiaries	477.7	(1.2)	4.7	(481.2)	—
Other (expense) income, net	(3.8)	179.7	(176.0)	—	(0.1)
Loss on early extinguishment of debt	(136.1)	—	—	—	(136.1)
Intercompany interest income (expense)	167.2	(104.8)	(62.4)	—	—
Interest expense	(547.3)	(5.2)	(5.8)	—	(558.3)
(Loss) income from continuing operations before income taxes	(42.3)	359.9	432.6	(481.2)	269.0
Income tax (benefit) expense	(211.8)	113.9	197.3	—	99.4
Income from continuing operations	169.5	246.0	235.3	(481.2)	169.6
Discontinued operations, net of tax	—	—	(0.1)	—	(0.1)
Net income	$169.5	$246.0	$235.2	$(481.2)	$169.5
Comprehensive income	$195.5	$246.0	$235.2	$(481.2)	$195.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$942.3	$2,694.5	$(15.4)	$3,621.4
Product sales	—	42.6	46.7	—	89.3
Total revenues and sales	—	984.9	2,741.2	(15.4)	3,710.7
Costs and expenses:
Cost of services	—	304.9	1,038.2	(11.2)	1,331.9
Cost of products sold	—	39.5	35.4	—	74.9
Selling, general and administrative	—	97.4	398.5	(4.2)	491.7
Depreciation and amortization	—	273.7	420.0	—	693.7
Merger and integration costs	—	—	77.3	—	77.3
Restructuring charges	—	1.6	6.1	—	7.7
Total costs and expenses	—	717.1	1,975.5	(15.4)	2,677.2
Operating income	—	267.8	765.7	—	1,033.5
Earnings from consolidated subsidiaries	575.0	81.2	6.0	(662.2)	—
Other (expense) income, net	(2.2)	175.6	(176.9)	—	(3.5)
Intercompany interest income (expense)	120.9	(63.0)	(57.9)	—	—
Interest expense	(514.0)	(6.5)	(1.2)	—	(521.7)
Income before income taxes	179.7	455.1	535.7	(662.2)	508.3
Income tax (benefit) expense	(133.0)	133.8	194.8	—	195.6
Net income	$312.7	$321.3	$340.9	$(662.2)	$312.7
Comprehensive income	$307.2	$321.3	$340.9	$(662.2)	$307.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet
	As of December 31, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.5	$19.8	$54.7	$—	$132.0
Restricted cash	25.0	—	1.5	—	26.5
Accounts receivable (less allowance for doubtful accounts of $42.6)	—	105.6	502.5	6.0	614.1
Affiliates receivable, net	—	299.4	2,507.2	(2,806.6)	—
Income tax receivable	0.8	—	—	—	0.8
Inventories	—	56.9	18.1	—	75.0
Deferred income taxes	170.3	22.9	56.3	—	249.5
Prepaid income taxes	22.5	—	—	—	22.5
Prepaid expenses and other	4.4	29.5	145.8	—	179.7
Assets held for sale	—	—	—	—	—
Total current assets	280.5	534.1	3,286.1	(2,800.6)	1,300.1
Investments in consolidated subsidiaries	11,814.4	1,275.6	304.6	(13,394.6)	—
Goodwill	—	2,475.1	1,865.8	—	4,340.9
Other intangibles, net	—	1,156.8	1,154.5	—	2,311.3
Net property, plant and equipment	7.6	1,451.5	4,403.6	—	5,862.7
Other assets	103.1	353.2	46.4	(335.7)	167.0
Total Assets	$12,205.6	$7,246.3	$11,061.0	$(16,530.9)	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$856.0	$—	$30.4	$(4.8)	$881.6
Current portion of interest rate swaps	29.0	—	—	—	29.0
Accounts payable	1.0	51.1	311.6	—	363.7
Affiliates payable, net	2,806.6	—	—	(2,806.6)	—
Advance payments and customer deposits	—	15.7	207.6	—	223.3
Accrued dividends	148.9	—	—	—	148.9
Accrued taxes	0.2	35.2	68.9	—	104.3
Accrued interest	107.2	1.7	4.7	—	113.6
Other current liabilities	42.7	17.8	243.5	—	304.0
Total current liabilities	3,991.6	121.5	866.7	(2,811.4)	2,168.4
Long-term debt and capital lease obligations	6,823.2	99.6	1,517.0	(324.9)	8,114.9
Deferred income taxes	175.1	922.7	798.5	—	1,896.3
Other liabilities	110.9	29.8	556.9	—	697.6
Total liabilities	11,100.8	1,173.6	3,739.1	(3,136.3)	12,877.2
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,098.3	5,083.4	4,004.0	(9,087.4)	1,098.3
Accumulated other comprehensive income	6.4	8.0	36.7	(44.7)	6.4
Retained earnings	—	940.5	3,198.1	(4,138.6)	—
Total shareholders’ equity	1,104.8	6,072.7	7,321.9	(13,394.6)	1,104.8
Total Liabilities and Shareholders’ Equity	$12,205.6	$7,246.3	$11,061.0	$(16,530.9)	$13,982.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet
	As of December 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$115.4	$7.1	$104.5	$—	$227.0
Restricted cash	11.9	—	9.8	—	21.7
Accounts receivable (less allowance for doubtful accounts of $29.9)	—	105.7	549.3	2.4	657.4
Affiliates receivable, net	—	52.7	2,744.2	(2,796.9)	—
Income tax receivable	122.0	1.2	0.9	—	124.1
Inventories	—	55.4	21.1	—	76.5
Deferred income taxes	153.0	22.8	56.3	—	232.1
Prepaid income taxes	163.4	—	—	(148.1)	15.3
Prepaid expenses and other	3.4	13.2	86.3	—	102.9
Assets held for sale	—	50.6	10.8	—	61.4
Total current assets	569.1	308.7	3,583.2	(2,942.6)	1,518.4
Investments in consolidated subsidiaries	11,620.0	1,237.0	313.1	(13,170.1)	—
Goodwill	—	2,475.2	1,826.5	—	4,301.7
Other intangibles, net	—	1,286.6	1,398.7	—	2,685.3
Net property, plant and equipment	7.6	1,465.6	4,236.0	—	5,709.2
Other assets	95.4	355.5	62.3	(335.7)	177.5
Total Assets	$12,292.1	$7,128.6	$11,419.8	$(16,448.4)	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$33.8	$0.7	$184.0	$(4.8)	$213.7
Current portion of interest rate swaps	30.5	—	—	—	30.5
Accounts payable	1.0	49.0	246.0	—	296.0
Affiliates payable, net	2,796.6	—	—	(2,796.6)	—
Advance payments and customer deposits	—	32.8	211.1	—	243.9
Accrued dividends	148.0	—	—	—	148.0
Accrued taxes	0.3	103.1	163.2	(148.7)	117.9
Accrued interest	114.0	1.7	46.1	—	161.8
Other current liabilities	29.8	27.2	194.2	—	251.2
Total current liabilities	3,154.0	214.5	1,044.6	(2,950.1)	1,463.0
Long-term debt and capital lease obligations	7,432.0	99.7	1,733.5	(328.5)	8,936.7
Deferred income taxes	91.8	941.1	816.9	—	1,849.8
Other liabilities	119.0	32.0	496.3	—	647.3
Total liabilities	10,796.8	1,287.3	4,091.3	(3,278.6)	12,896.8
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,493.3	5,083.4	4,004.0	(9,087.4)	1,493.3
Accumulated other comprehensive income	1.9	8.2	47.6	(55.8)	1.9
Retained earnings	—	708.9	3,193.8	(3,902.7)	—
Total shareholders’ equity	1,495.3	5,841.3	7,328.5	(13,169.8)	1,495.3
Total Liabilities and Shareholders’ Equity	$12,292.1	$7,128.6	$11,419.8	$(16,448.4)	$14,392.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$168.0	$280.2	$168.0	$(448.2)	$168.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	315.2	982.4	—	1,297.6
Provision for doubtful accounts	—	11.6	47.8	—	59.4
Equity in earnings from subsidiaries	(404.9)	(38.9)	(4.4)	448.2	—
Share-based compensation expense	—	7.9	35.3	—	43.2
Pension expense	—	10.2	57.2	—	67.4
Deferred income taxes	55.2	(18.4)	42.8	—	79.6
Unamortized net premium on retired debt	—	—	(16.2)	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	45.4	—	—	—	45.4
Plan curtailment	—	—	(9.6)	—	(9.6)
Other, net	21.7	(12.0)	(26.4)	—	(16.7)
Changes in operating assets and liabilities, net	275.3	(105.8)	(110.0)	—	59.5
Net cash provided from operations	160.7	450.0	1,166.9	—	1,777.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(206.2)	(895.0)	—	(1,101.2)
Broadband network expansion funded by stimulus grants	—	(23.4)	(82.0)	—	(105.4)
Changes in restricted cash	(13.2)	—	8.4	—	(4.8)
Grant funds received for broadband stimulus projects	45.7	—	—	—	45.7
Disposition of wireless assets	—	57.0	—	—	57.0
Disposition of energy business	—	—	6.1	—	6.1
Other, net	—	2.8	(1.9)	—	0.9
Net cash provided from (used in) investing activities	32.5	(169.8)	(964.4)	—	(1,101.7)
Cash Flows from Financing Activities:
Dividends paid on common shares	(588.0)	—	—	—	(588.0)
Repayment of debt and swaps	(1,744.4)	—	(310.1)	—	(2,054.5)
Proceeds of debt issuance	1,910.0	—	—	—	1,910.0
Debt issuance costs	(19.1)	—	—	—	(19.1)
Intercompany transactions, net	189.7	(270.3)	80.6	—	—
Payment under capital lease obligations	—	(0.8)	(19.2)	—	(20.0)
Other, net	0.7	3.6	(3.6)	—	0.7
Net cash used in financing activities	(251.1)	(267.5)	(252.3)	—	(770.9)
(Decrease) increase in cash and cash equivalents	(57.9)	12.7	(49.8)	—	(95.0)
Cash and Cash Equivalents:
Beginning of period	115.4	7.1	104.5	—	227.0
End of period	$57.5	$19.8	$54.7	$—	$132.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2011
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$169.5	$246.0	$235.2	$(481.2)	$169.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	320.3	527.2	—	847.5
Provision for doubtful accounts	—	11.3	37.2	—	48.5
Equity in (earnings) losses from subsidiaries	(477.7)	1.2	(4.7)	481.2	—
Share-based compensation expense	—	5.6	18.5	—	24.1
Pension expense	—	23.4	143.4	—	166.8
Deferred income taxes	10.3	19.8	143.7	—	173.8
Unamortized net discount on retired debt	21.2	—	—	—	21.2
Amortization of unrealized losses on de-designated interest rate swaps	49.0	—	—	—	49.0
Plan curtailment	—	(2.9)	(11.8)	—	(14.7)
Other, net	18.6	(0.1)	(6.9)	—	11.6
Pension contribution	—	—	—	—	—
Changes in operating assets and liabilities, net	(316.2)	42.8	4.9	—	(268.5)
Net cash (used in) provided from operations	(525.3)	667.4	1,086.7	—	1,228.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(206.4)	(495.6)	—	(702.0)
Broadband network expansion funded by stimulus grants	—	(5.2)	(16.5)	—	(21.7)
Cash acquired from PAETEC	—	—	71.4	—	71.4
Changes in restricted cash	(11.9)	—	—	—	(11.9)
Grant funds received for broadband stimulus projects	4.0	—	—	—	4.0
Other, net	1.8	5.7	0.5	—	8.0
Net cash used in investing activities	(6.1)	(205.9)	(440.2)	—	(652.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(509.6)	—	—	—	(509.6)
Repayment of debt and swaps	(4,670.7)	—	(109.6)	—	(4,780.3)
Proceeds of debt issuance	4,922.0	—	—	—	4,922.0
Debt issuance costs	(30.6)	—	—	—	(30.6)
Intercompany transactions, net	933.3	(474.8)	(458.5)	—	—
Payment under capital lease obligations	—	(0.7)	(0.1)	—	(0.8)
Other, net	(1.7)	12.7	(3.6)	—	7.4
Net cash provided from (used in) financing activities	642.7	(462.8)	(571.8)	—	(391.9)
Increase (decrease) in cash and cash equivalents	111.3	(1.3)	74.7	—	184.7
Cash and Cash Equivalents:
Beginning of period	4.1	8.4	29.8	—	42.3
End of period	$115.4	$7.1	$104.5	$—	$227.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2010
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$312.7	$321.3	$340.9	$(662.2)	$312.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	273.7	420.0	—	693.7
Provision for doubtful accounts	—	11.0	37.9	—	48.9
Equity in earnings from subsidiaries	(575.0)	(81.2)	(6.0)	662.2	—
Share-based compensation expense	—	2.6	14.4	—	17.0
Pension expense	—	8.3	45.8	—	54.1
Deferred income taxes	(9.9)	50.1	84.9	—	125.1
Amortization of unrealized losses on de-designated interest rate swaps	0.6	—	—	—	0.6
Other, net	14.1	6.7	(6.0)	—	14.8
Pension contribution	(41.7)	—	—	—	(41.7)
Changes in operating assets and liabilities, net	18.8	(26.8)	(125.9)	—	(133.9)
Net cash (used in) provided from operations	(280.4)	565.7	806.0	—	1,091.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(107.5)	(304.5)	—	(412.0)
Acquisition of NuVox, net of cash acquired	(198.4)	—	—	—	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	(253.6)	—	—	—	(253.6)
Acquisition of Hosted Solutions, net of cash acquired	(312.8)	—	—	—	(312.8)
Acquisition of Q-Comm, net of cash acquired	(279.1)	—	—	—	(279.1)
Other, net	(1.7)	3.0	0.3	—	1.6
Net cash used in investing activities	(1,045.6)	(104.5)	(304.2)	—	(1,454.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(464.6)	—	—	—	(464.6)
Repayment of debt and swaps	(528.9)	(909.9)	(276.2)	—	(1,715.0)
Proceeds of debt issuance	1,562.0	—	—	—	1,562.0
Debt issuance costs	(21.8)	—	—	—	(21.8)
Intercompany transactions, net	(246.0)	453.2	(207.2)	—	—
Payment under capital lease obligations	—	(0.8)	(0.2)	—	(1.0)
Other, net	(17.1)	3.5	(3.6)	—	(17.2)
Net cash provided from (used in) financing activities	283.6	(454.0)	(487.2)	—	(657.6)
(Decrease) increase in cash and cash equivalents	(1,042.4)	7.2	14.6	—	(1,020.6)
Cash and Cash Equivalents:
Beginning of period	1,046.5	1.2	15.2	—	1,062.9
End of period	$4.1	$8.4	$29.8	$—	$42.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

Debentures and notes, issued by PAETEC Holding Corporation
In connection with the acquisition of PAETEC on November 30, 2011, Windstream Corporation (the "Parent") acquired the PAETEC 2017 Notes and PAETEC 2018 Notes ("the guaranteed notes"). Windstream Corporation and all former wholly-owned subsidiaries of PAETEC (the "Guarantors") provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Parent. The remaining subsidiaries (the "Non-Guarantors") of the Parent are not guarantors of these guaranteed notes.

The following information presents condensed consolidated and combined statements of income for the years ended December 31, 2012, 2011 and 2010, condensed consolidated balance sheets as of December 31, 2012 and 2011, and condensed consolidated and combined statements of cash flows for the years ended December 31, 2012, 2011 and 2010 of the Parent, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the Parent and other subsidiaries, and have been presented using the equity method of accounting.

We have made revisions to correct certain classification errors that are not material in the condensed consolidated balance sheet as of December 31, 2011, impacting only the PAETEC Issuer and the Guarantors with applicable offsetting adjustments in Eliminations. These revisions had no impact to the condensed consolidated statements of income or cash flows for any period. For PAETEC Issuer, we reduced affiliates receivable, net by $336.5 million, increased current deferred income taxes asset by $3.8 million, increased other assets by $336.5 million, increased the long-term deferred income taxes asset by $220.0 million, increased other current liabilities by $3.8 million and increased the long-term deferred income taxes liability by $220.0 million, with applicable offsetting adjustments made in the Eliminations column. For the Guarantors, we increased the long-term deferred income taxes asset by $2.1 million, increased investments in consolidated subsidiaries by $5.9 million, reduced other assets by $336.5 million, reduced affiliates payable, net by $336.5 million, increased other liabilities by $5.9 million, and increased the long-term deferred income taxes liability by $2.1 million, with applicable offsetting adjustments made in the Eliminations column.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,994.5	$3,938.6	$(8.0)	$5,925.1
Product sales	—	—	120.2	111.0	—	231.2
Total revenues and sales	—	—	2,114.7	4,049.6	(8.0)	6,156.3
Costs and expenses:
Cost of services	—	—	1,162.6	1,533.4	(3.6)	2,692.4
Cost of products sold	—	—	103.3	106.7	—	210.0
Selling, general and administrative	—	—	481.7	495.3	(1.0)	976.0
Depreciation and amortization	—	—	371.6	926.0	—	1,297.6
Merger and integration costs	—	—	0.5	64.9	—	65.4
Restructuring charges	—	—	9.6	17.8	—	27.4
Total costs and expenses	—	—	2,129.3	3,144.1	(4.6)	5,268.8
Operating (loss) income	—	—	(14.6)	905.5	(3.4)	887.5
Earnings (losses) from consolidated subsidiaries	404.9	(6.7)	6.3	(0.5)	(404.0)	—
Other (expense) income, net	(6.8)	—	0.3	11.1	—	4.6
Gain on early extinguishment of debt	—	1.9	—	—	—	1.9
Intercompany interest income (expense)	152.8	—	—	(152.8)	—	—
Interest (expense) benefit	(540.9)	(84.2)	(1.2)	1.2	—	(625.1)
Income (loss) from continuing operations before income taxes	10.0	(89.0)	(9.2)	764.5	(407.4)	268.9
Income tax (benefit) expense	(158.0)	(30.8)	(5.7)	296.0	(1.3)	100.2
Income (loss) from continuing operations	168.0	(58.2)	(3.5)	468.5	(406.1)	168.7
Discontinued operations, net of tax	—	—	(0.7)	—	—	(0.7)
Net income (loss)	$168.0	$(58.2)	$(4.2)	$468.5	$(406.1)	$168.0
Comprehensive income (loss)	$172.5	$(58.2)	$(4.2)	$468.5	$(406.1)	$172.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$165.8	$3,990.0	$(1.2)	$4,154.6
Product sales	—	—	16.2	110.4	—	126.6
Total revenues and sales	—	—	182.0	4,100.4	(1.2)	4,281.2
Costs and expenses:
Cost of services	—	—	93.2	1,599.1	(1.2)	1,691.1
Cost of products sold	—	—	13.0	92.3	—	105.3
Selling, general and administrative	—	—	40.4	562.3	—	602.7
Depreciation and amortization	—	—	28.8	818.7	—	847.5
Merger and integration costs	—	—	3.9	65.9	—	69.8
Restructuring charges	—	—	—	1.3	—	1.3
Total costs and expenses	—	—	179.3	3,139.6	(1.2)	3,317.7
Operating income	—	—	2.7	960.8	—	963.5
Earnings (losses) from consolidated subsidiaries	477.7	1.4	(5.9)	1.9	(475.1)	—
Other (expense) income, net	(3.8)	—	—	3.7	—	(0.1)
Loss on early extinguishment of debt	(136.1)	—	—	—	—	(136.1)
Intercompany interest income (expense)	167.2	(2.0)	2.0	(167.2)	—	—
Interest expense	(547.3)	(8.6)	(0.1)	(2.3)	—	(558.3)
(Loss) income from continuing operations before income taxes	(42.3)	(9.2)	(1.3)	796.9	(475.1)	269.0
Income tax (benefit) expense	(211.8)	(4.5)	1.9	313.8	—	99.4
Income (loss) from continuing operations	169.5	(4.7)	(3.2)	483.1	(475.1)	169.6
Discontinued operations, net of tax	—	—	(0.1)	—	—	(0.1)
Net income (loss)	$169.5	$(4.7)	$(3.3)	$483.1	$(475.1)	$169.5
Comprehensive income (loss)	$195.5	$(4.7)	$(3.3)	$483.1	$(475.1)	$195.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income
	For the Year Ended December 31, 2010
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$—	$3,621.4	$—	$3,621.4
Product sales	—	—	—	89.3	—	89.3
Total revenues and sales	—	—	—	3,710.7	—	3,710.7
Costs and expenses:
Cost of services	—	—	—	1,331.9	—	1,331.9
Cost of products sold	—	—	—	74.9	—	74.9
Selling, general and administrative	—	—	—	491.7	—	491.7
Depreciation and amortization	—	—	—	693.7	—	693.7
Merger and integration costs	—	—	—	77.3	—	77.3
Restructuring charges	—	—	—	7.7	—	7.7
Total costs and expenses	—	—	—	2,677.2	—	2,677.2
Operating income	—	—	—	1,033.5	—	1,033.5
Earnings from consolidated subsidiaries	575.0	—	—	—	(575.0)	—
Other expense, net	(2.2)	—	—	(1.3)	—	(3.5)
Intercompany interest income (expense)	120.9	—	—	(120.9)	—	—
Interest expense	(514.0)	—	—	(7.7)	—	(521.7)
Income before income taxes	179.7	—	—	903.6	(575.0)	508.3
Income tax (benefit) expense	(133.0)	—	—	328.6	—	195.6
Net income	$312.7	$—	$—	$575.0	$(575.0)	$312.7
Comprehensive income	$307.2	$—	$—	$575.0	$(575.0)	$307.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet
	As of December 31, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.5	$—	$26.5	$48.0	$—	$132.0
Restricted cash	25.0	—	1.5	—	—	26.5
Accounts receivable (less allowance for doubtful accounts of $42.6)	—	—	248.7	365.4	—	614.1
Affiliates receivable, net	—	1,070.7	—	3,253.3	(4,324.0)	—
Income tax receivable	0.8	—	—	—	—	0.8
Inventories	—	—	10.0	65.0	—	75.0
Deferred income taxes	170.3	—	6.3	76.7	(3.8)	249.5
Prepaid income taxes	22.5	—	—	—	—	22.5
Prepaid expenses and other	4.4	—	24.3	151.0	—	179.7
Assets held for sale	—	—	—	—	—	—
Total current assets	280.5	1,070.7	317.3	3,959.4	(4,327.8)	1,300.1
Investments in consolidated subsidiaries	11,814.4	—	0.4	—	(11,814.8)	—
Goodwill	—	653.3	—	3,687.6	—	4,340.9
Other intangibles, net	—	—	668.9	1,642.4	—	2,311.3
Net property, plant and equipment	7.6	—	878.2	4,976.9	—	5,862.7
Deferred income taxes	—	246.4	—	—	(246.4)	—
Other assets	103.1	—	13.1	50.8	—	167.0
Total Assets	$12,205.6	$1,970.4	$1,877.9	$14,317.1	$(16,389.0)	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$856.0	$—	$15.4	$10.2	$—	$881.6
Current portion of interest rate swaps	29.0	—	—	—	—	29.0
Accounts payable	1.0	—	83.4	279.3	—	363.7
Affiliates payable, net	2,806.6	—	1,515.5	—	(4,322.1)	—
Advance payments and customer deposits	—	—	77.7	145.6	—	223.3
Accrued dividends	148.9	—	—	—	—	148.9
Accrued taxes	0.2	—	33.6	70.1	0.4	104.3
Accrued interest	107.2	3.9	0.8	1.7	—	113.6
Other current liabilities	42.7	3.8	63.3	198.0	(3.8)	304.0
Total current liabilities	3,991.6	7.7	1,789.7	704.9	(4,325.5)	2,168.4
Long-term debt and capital lease obligations	6,823.2	1,175.0	14.1	102.6	—	8,114.9
Deferred income taxes	175.1	—	32.6	1,935.0	(246.4)	1,896.3
Other liabilities	110.9	8.7	49.0	534.3	(5.3)	697.6
Total liabilities	11,100.8	1,191.4	1,885.4	3,276.8	(4,577.2)	12,877.2
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,098.3	842.0	—	6,918.5	(7,760.5)	1,098.3
Accumulated other comprehensive income	6.4	—	—	50.8	(50.8)	6.4
(Accumulated deficit) retained earnings	—	(63.0)	(7.5)	4,000.7	(3,930.2)	—
Total shareholders’ equity	1,104.8	779.0	(7.5)	11,040.3	(11,811.8)	1,104.8
Total Liabilities and Shareholders’ Equity	$12,205.6	$1,970.4	$1,877.9	$14,317.1	$(16,389.0)	$13,982.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet
	As of December 31, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$115.4	$—	$63.5	$48.1	$—	$227.0
Restricted cash	11.9	—	9.8	—	—	21.7
Accounts receivable (less allowance for doubtful accounts of $29.9)	—	—	273.3	384.1	—	657.4
Affiliates receivable, net	—	1,565.9	—	2,934.1	(4,500.0)	—
Income tax receivable	122.0	—	—	2.1	—	124.1
Inventories	—	—	13.8	62.7	—	76.5
Deferred income taxes	153.0	—	6.2	76.7	(3.8)	232.1
Prepaid income taxes	163.4	0.1	—	—	(148.2)	15.3
Prepaid expenses and other	3.4	—	32.9	66.6	—	102.9
Assets held for sale	—	—	10.7	50.7	—	61.4
Total current assets	569.1	1,566.0	410.2	3,625.1	(4,652.0)	1,518.4
Investments in consolidated subsidiaries	11,620.0	1.4	—	0.8	(11,622.2)	—
Goodwill	—	614.0	—	3,687.7	—	4,301.7
Other intangibles, net	—	—	862.2	1,823.1	—	2,685.3
Net property, plant and equipment	7.6	—	874.7	4,826.9	—	5,709.2
Deferred income taxes	—	220.0	2.1	—	(222.1)	—
Other assets	95.4	—	9.2	72.9	—	177.5
Total Assets	$12,292.1	$2,401.4	$2,158.4	$14,036.5	$(16,496.3)	$14,392.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$33.8	$150.0	$19.0	$10.9	$—	$213.7
Current portion of interest rate swaps	30.5	—	—	—	—	30.5
Accounts payable	1.0	—	115.7	179.3	—	296.0
Affiliates payable, net	2,796.6	—	1,703.5	—	(4,500.1)	—
Advance payments and customer deposits	—	—	92.3	151.6	—	243.9
Accrued dividends	148.0	—	—	—	—	148.0
Accrued taxes	0.3	0.1	39.9	225.8	(148.2)	117.9
Accrued interest	114.0	45.7	0.1	2.0	—	161.8
Other current liabilities	29.8	4.8	105.2	115.2	(3.8)	251.2
Total current liabilities	3,154.0	200.6	2,075.7	684.8	(4,652.1)	1,463.0
Long-term debt and capital lease obligations	7,432.0	1,361.7	30.2	112.8	—	8,936.7
Deferred income taxes	91.8	—	—	1,980.1	(222.1)	1,849.8
Other liabilities	119.0	1.9	55.9	476.4	(5.9)	647.3
Total liabilities	10,796.8	1,564.2	2,161.8	3,254.1	(4,880.1)	12,896.8
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,493.3	842.0	—	6,918.5	(7,760.5)	1,493.3
Accumulated other comprehensive income	1.9	—	—	61.9	(61.9)	1.9
(Accumulated deficit) retained earnings	—	(4.8)	(3.4)	3,731.7	(3,723.5)	—
Total shareholders’ equity	1,495.3	837.2	(3.4)	10,782.4	(11,616.2)	1,495.3
Total Liabilities and Shareholders’ Equity	$12,292.1	$2,401.4	$2,158.4	$14,036.5	$(16,496.3)	$14,392.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$168.0	$(58.2)	$(4.2)	$468.5	$(406.1)	$168.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	371.6	926.0	—	1,297.6
Provision for doubtful accounts	—	—	11.5	47.9	—	59.4
Equity in (earnings) losses from subsidiaries	(404.9)	6.7	(6.3)	0.5	404.0	—
Share-based compensation expense	—	—	10.9	32.3	—	43.2
Pension expense	—	—	—	67.4	—	67.4
Deferred income taxes	55.2	27.8	34.7	(38.1)	—	79.6
Unamortized net premium on retired debt	—	(16.2)	—	—	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	45.4	—	—	—	—	45.4
Plan curtailment	—	—	—	(9.6)	—	(9.6)
Other, net	21.7	(20.5)	0.3	(18.2)	—	(16.7)
Changes in operating assets and liabilities, net	275.3	(41.2)	(143.1)	(31.5)	—	59.5
Net cash provided from (used in) operations	160.7	(101.6)	275.4	1,445.2	(2.1)	1,777.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(208.5)	(892.7)	—	(1,101.2)
Broadband network expansion funded by stimulus grants	—	—	—	(105.4)	—	(105.4)
Changes in restricted cash	(13.2)	—	8.4	—	—	(4.8)
Grant funds received for broadband stimulus projects	45.7	—	—	—	—	45.7
Disposition of wireless assets	—	—	—	57.0	—	57.0
Disposition of energy business	—	—	6.1	—	—	6.1
Other, net	—	—	(1.9)	2.8	—	0.9
Net cash provided from (used in) investing activities	32.5	—	(195.9)	(938.3)	—	(1,101.7)
Cash Flows from Financing Activities:
Dividends paid on common shares	(588.0)	—	—	—	—	(588.0)
Repayment of debt and swaps	(1,744.4)	(300.0)	—	(10.1)	—	(2,054.5)
Proceeds of debt issuance	1,910.0	—	—	—	—	1,910.0
Debt issuance costs	(19.1)	—	—	—	—	(19.1)
Intercompany transactions, net	189.7	401.6	(97.3)	(496.1)	2.1	—
Payment under capital lease obligations	—	—	(19.2)	(0.8)	—	(20.0)
Other, net	0.7	—	—	—	—	0.7
Net cash used in financing activities	(251.1)	101.6	(116.5)	(507.0)	2.1	(770.9)
Decrease in cash and cash equivalents	(57.9)	—	(37.0)	(0.1)	—	(95.0)
Cash and Cash Equivalents:
Beginning of period	115.4	—	63.5	48.1	—	227.0
End of period	$57.5	$—	$26.5	$48.0	$—	$132.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2011
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$169.5	$(4.7)	$(3.3)	$483.1	$(475.1)	$169.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	28.8	818.7	—	847.5
Provision for doubtful accounts	—	—	1.4	47.1	—	48.5
Equity in (earnings) losses from subsidiaries	(477.7)	(1.4)	5.9	(1.9)	475.1	—
Share-based compensation expense	—	—	0.2	23.9	—	24.1
Pension expense	—	—	—	166.8	—	166.8
Deferred income taxes	10.3	—	(8.3)	171.8	—	173.8
Unamortized net discount on retired debt	21.2	—	—	—	—	21.2
Amortization of unrealized losses on de- designated interest rate swaps	49.0	—	—	—	—	49.0
Plan curtailment	—	—	—	(14.7)	—	(14.7)
Other, net	18.6	(2.2)	—	(4.8)	—	11.6
Changes in operating assets and liabilities, net	(316.2)	(13.6)	(39.4)	100.7	—	(268.5)
Net cash (used in) provided from operations	(525.3)	(21.9)	(14.7)	1,790.7	—	1,228.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(9.0)	(693.0)	—	(702.0)
Broadband network expansion funded by stimulus grants	—	—	—	(21.7)	—	(21.7)
Cash acquired from PAETEC	—	—	71.4	—	—	71.4
Changes in restricted cash	(11.9)	—	—	—	—	(11.9)
Grant funds received for broadband stimulus projects	4.0	—	—	—	—	4.0
Other, net	1.8	0.6	(0.8)	6.4	—	8.0
Net cash (provided from) used in investing activities	(6.1)	0.6	61.6	(708.3)	—	(652.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(509.6)	—	—	—	—	(509.6)
Repayment of debt and swaps	(4,670.7)	(99.5)	—	(10.1)	—	(4,780.3)
Proceeds of debt issuance	4,922.0	—	—	—	—	4,922.0
Debt issuance costs	(30.6)	—	—	—	—	(30.6)
Intercompany transactions, net	933.3	120.8	16.6	(1,070.7)	—	—
Payment under capital lease obligations	—	—	—	(0.8)	—	(0.8)
Other, net	(1.7)	—	—	9.1	—	7.4
Net cash provided from (used in) financing activities	642.7	21.3	16.6	(1,072.5)	—	(391.9)
Increase in cash and cash equivalents	111.3	—	63.5	9.9	—	184.7
Cash and Cash Equivalents:
Beginning of period	4.1	—	—	38.2	—	42.3
End of period	$115.4	$—	$63.5	$48.1	$—	$227.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2010
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$312.7	$—	$—	$575.0	$(575.0)	$312.7
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	—	693.7	—	693.7
Provision for doubtful accounts	—	—	—	48.9	—	48.9
Equity in earnings from subsidiaries	(575.0)	—	—	—	575.0	—
Share-based compensation expense	—	—	—	17.0	—	17.0
Pension expense	—	—	—	54.1	—	54.1
Deferred income taxes	(9.9)	—	—	135.0	—	125.1
Amortization of unrealized losses on de-designated interest rate swaps	0.6	—	—	—	—	0.6
Other, net	14.1	—	—	0.7	—	14.8
Pension contribution	(41.7)	—	—		—	(41.7)
Changes in operating assets and liabilities, net	18.8	—	—	(152.7)	—	(133.9)
Net cash (used in) provided from operations	(280.4)	—	—	1,371.7	—	1,091.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	—	(412.0)	—	(412.0)
Acquisition of NuVox, net of cash acquired	(198.4)	—	—	—	—	(198.4)
Acquisition of Iowa Telecom, net of cash acquired	(253.6)	—	—	—	—	(253.6)
Acquisition of Hosted Solutions, net of cash acquired	(312.8)	—	—	—	—	(312.8)
Acquisition of Q-Comm, net of cash acquired	(279.1)	—	—	—	—	(279.1)
Other, net	(1.7)	—	—	3.3	—	1.6
Net cash used in investing activities	(1,045.6)	—	—	(408.7)	—	(1,454.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(464.6)	—	—	—	—	(464.6)
Repayment of debt and swaps	(528.9)	—	—	(1,186.1)	—	(1,715.0)
Proceeds of debt issuance	1,562.0	—	—	—	—	1,562.0
Debt issuance costs	(21.8)	—	—	—	—	(21.8)
Intercompany transactions, net	(246.0)	—	—	246.0	—	—
Payment under capital lease obligations	—	—	—	(1.0)	—	(1.0)
Other, net	(17.1)	—	—	(0.1)	—	(17.2)
Net cash provided from (used in) financing activities	283.6	—	—	(941.2)	—	(657.6)
(Decrease) increase in cash and cash equivalents	(1,042.4)	—	—	21.8	—	(1,020.6)
Cash and Cash Equivalents:
Beginning of period	1,046.5	—	—	16.4	—	1,062.9
End of period	$4.1	$—	$—	$38.2	$—	$42.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Discontinued Operations:

On June 15, 2012, we completed the sale of the energy business acquired as part of PAETEC, which sells electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive electricity supplier.

The following table summarizes the results of the energy business which have been separately presented as discontinued operations in the accompanying consolidated statements of income for the years ended December 31:

(Millions)	2012	2011
Revenues and sales	$12.9	$2.6
Operating income from discontinued operations	(0.5)	(0.1)
Other income	(0.2)	—
Net loss from discontinued operations	$(0.7)	$(0.1)

17. Subsequent Events:

On February 6, 2013, we declared a dividend of 25 cents per share on our common stock, which is payable on April 15, 2013 to shareholders of record on March 29, 2013.

On January 8, 2013, we announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. As of February 6, 2013, approximately $588.5 million outstanding of the PAETEC 2017 Notes had been tendered. We paid total consideration of $1,050 per 1,000 aggregate principal amount of PAETEC 2017 Notes, plus accrued and unpaid interest from the last interest payment date to, but not including, the final settlement date. Following the completion of the tender offer, approximately $61.5 million aggregate principal amount of PAETEC 2017 Notes remain outstanding. Redemption of the amount outstanding is expected to occur on February 25, 2013.

On January 23, 2013, we completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023, at an issue price at par to yield 6.375 percent. Proceeds from the private placement, together with available cash, if required, were used to pay the consideration for the tender offer and consent solicitation announced by Windstream on January 8, 2013 to purchase for cash any and all of the outstanding PAETEC 2017 Notes, together with related fees and expenses. The remaining net proceeds of the notes offering, together with available cash, will be used to redeem all of the remaining outstanding PAETEC Notes.

On January 23, 2013, we announced that we had amended our existing senior secured credit facilities to, among other things, provide for the incurrence of $1,345.0 million of additional term loans, due January 23, 2020, the proceeds of which were used to repay $19.5 million of the credit facility Tranche A2 and $280.9 million Tranche B1 term loans due in July 2013 and $1,042.9 million of the credit facility Tranche B2 term loans due in December 2015, plus accrued interest.

18. Quarterly Financial Information – (Unaudited):

	For the Year Ended December 31, 2012
(Millions, except per share amounts)	Total	4th	3rd (a)	2nd (a)	1st (a)
Revenues and sales	$6,156.3	$1,538.2	$1,545.4	$1,534.4	$1,538.3
Operating income	$887.5	$171.7	$236.6	$233.4	$245.8
Net income	$168.0	$10.1	$46.6	$50.9	$60.4
Basic and diluted earnings per share:
Net income	$.28	$.02	$.08	$.09	$.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

18. Quarterly Financial Information – (Unaudited), Continued:

	For the Year Ended December 31, 2011
(Millions, except per share amounts)	Total	4th (a)	3rd	2nd	1st
Revenues and sales	$4,281.2	$1,205.3	$1,023.2	$1,029.7	$1,023.0
Operating income	$963.5	$95.9	$277.3	$298.4	$291.9
Net income (loss)	$169.5	$(34.7)	$78.1	$96.7	$29.4
Basic and diluted earnings per share:
Net income (loss)	$.32	($.07)	$.15	$.19	$.06

(a) Notes to Quarterly Financial Information:

The following tables present the effects of the revisions to our consolidated statements of income for the periods reported above. See discussion in Note 2, Revisions to Prior Period Financial Statements. We have assessed these revisions and determined they are not material to any previously issued financial statements and accordingly will revise with future filings.

(Millions, except per share amounts)	As Previously Reported	Effect of Revision	As Revised
For the quarter ended September 30, 2012
Consumer service revenues	$335.4	$(1.8)	$333.6
Total service revenues	1,487.7	(1.8)	1,485.9
Product sales	64.7	(5.2)	59.5
Total revenues and sales	1,552.4	(7.0)	1,545.4
Selling, general, and administrative	225.4	4.1	229.5
Income taxes	33.3	(4.2)	29.1
Income from continuing operations	53.7	(7.1)	46.6
Net income (loss)	53.7	(7.1)	46.6
Basic and diluted earnings per share:
Net income (loss)	$.09	($.01)	$.08

(Millions, except per share amounts)	As Previously Reported	Effect of Revision	As Revised
For the quarter ended June 30, 2012
Consumer service revenues	$336.6	$(0.9)	$335.7
Total service revenues	1,470.0	(0.9)	1,469.1
Product sales	67.8	(2.5)	65.3
Total revenues and sales	1,537.8	(3.4)	1,534.4
Selling, general, and administrative (a)	236.0	2.0	238.0
Income taxes	33.8	(2.2)	31.6
Income from continuing operations	54.7	(3.3)	51.4
Net income (loss)	54.2	(3.3)	50.9
Basic and diluted earnings per share:
Net income (loss)	$.09	$—	$.09

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

18. Quarterly Financial Information – (Unaudited), Continued:

(Millions, except per share amounts)	As Previously Reported	Effect of Revision	As Revised
For the quarter ended March 31, 2012
Consumer service revenues	$338.0	$(2.1)	$335.9
Total service revenues	1,488.4	(2.1)	1,486.3
Product sales	56.8	(4.8)	52.0
Total revenues and sales	1,545.2	(6.9)	1,538.3
Income taxes	40.0	(2.7)	37.3
Income from continuing operations	64.7	(4.2)	60.5
Net income (loss)	64.6	(4.2)	60.4
Basic and diluted earnings per share:
Net income (loss)	$.11	($.01)	$.10

(Millions, except per share amounts)	As Previously Reported	Effect of Revision	As Revised
For the quarter ended December 31, 2011
Consumer service revenues	$341.4	$(1.9)	$339.5
Total service revenues	1,163.7	(1.9)	1,161.8
Product sales	46.1	(2.6)	43.5
Total revenues and sales	1,209.8	(4.5)	1,205.3
Income taxes	(18.7)	(1.7)	(20.4)
Income from continuing operations	(31.8)	(2.8)	(34.6)
Net income (loss)	(31.9)	(2.8)	(34.7)
Basic and diluted earnings per share:
Net income (loss)	($.06)	($.01)	($.07)

(a) Includes $2.1 million of reclasses to conform with the current presentation.

Significant events affecting our historical operating trends in the quarterly periods were as follows:

•	We completed the acquisition of PAETEC on November 30, 2011. The operating results from this business are included in our results for periods subsequent to its acquisition (see Note 3).