Form 10-Q
period 2013-03-31
WINDSTREAM CORP
filed 2013-05-09
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

☐  YES  ☒  NO
Number of common shares outstanding as of April 30, 2013 - 592,761,683

The Exhibit Index is located on page 61.

WINDSTREAM CORPORATION
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2013	2012
Revenues and sales:
Service revenues:
Business	$914.3	$896.2
Consumer	328.1	335.9
Wholesale	151.9	183.5
Other	60.9	70.7
Total service revenues	1,455.2	1,486.3
Product sales	45.2	52.0
Total revenues and sales	1,500.4	1,538.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	641.3	660.2
Cost of products sold	43.4	44.9
Selling, general and administrative	239.8	252.1
Depreciation and amortization	329.5	312.1
Merger and integration costs	5.1	22.3
Restructuring charges	4.9	0.9
Total costs and expenses	1,264.0	1,292.5
Operating income	236.4	245.8
Other income, net	2.3	6.6
(Loss) gain on early extinguishment of debt	(13.8)	1.9
Interest expense	(168.9)	(156.5)
Income from continuing operations before income taxes	56.0	97.8
Income taxes	3.7	37.3
Income from continuing operations	52.3	60.5
Discontinued operations	—	(0.1)
Net income	$52.3	$60.4
Basic and diluted earnings per share:
From continuing operations	$.09	$.10
From discontinued operations	—	—
Net income	$.09	$.10

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2013	2012
Net income	$52.3	$60.4
Other comprehensive (loss) income:
Interest rate swaps:
Changes in designated interest rate swaps	(0.5)	(0.7)
Amortization of unrealized losses on de-designated interest rate swaps	13.2	11.1
Income tax expense	(4.8)	(4.0)
Unrealized holding gains on interest rate swaps	7.9	6.4
Postretirement and pension plans:
Plan curtailment	(19.8)	—
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.7	0.3
Amortization of prior service credits	(2.8)	(3.1)
Income tax benefit	8.3	1.1
Change in postretirement and pension plans	(13.6)	(1.7)
Other comprehensive (loss) income	(5.7)	4.7
Comprehensive income	$46.6	$65.1

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$54.4	$132.0
Restricted cash	18.9	26.5
Accounts receivable (less allowance for doubtful
accounts of $38.8 and $42.6, respectively)	594.1	614.1
Inventories	71.4	75.0
Deferred income taxes	145.0	249.5
Prepaid income taxes	26.6	23.3
Prepaid expenses and other	204.2	179.7
Total current assets	1,114.6	1,300.1
Goodwill	4,340.9	4,340.9
Other intangibles, net	2,236.9	2,311.3
Net property, plant and equipment	5,858.2	5,862.7
Other assets	172.9	167.0
Total Assets	$13,723.5	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$888.0	$881.6
Current portion of interest rate swaps	28.6	29.0
Accounts payable	301.5	363.7
Advance payments and customer deposits	223.2	223.3
Accrued dividends	149.2	148.9
Accrued taxes	96.2	104.3
Accrued interest	160.8	113.6
Other current liabilities	257.4	304.0
Total current liabilities	2,104.9	2,168.4
Long-term debt and capital lease obligations	8,108.7	8,114.9
Deferred income taxes	1,815.2	1,896.3
Other liabilities	670.8	697.6
Total liabilities	12,699.6	12,877.2
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
592.7 and 588.2 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,023.1	1,098.3
Accumulated other comprehensive income	0.7	6.4
Retained earnings	—	—
Total shareholders’ equity	1,023.9	1,104.8
Total Liabilities and Shareholders’ Equity	$13,723.5	$13,982.0

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2013	2012
Cash Provided from Operations:
Net income	$52.3	$60.4
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	329.5	312.1
Provision for doubtful accounts	16.1	14.7
Share-based compensation expense	12.4	7.4
Deferred income taxes	26.9	35.8
Unamortized net premium on retired debt	(38.7)	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	13.2	11.1
Plan curtailment and other, net	(22.6)	(13.1)
Changes in operating assets and liabilities, net
Accounts receivable	3.9	(9.9)
Income tax receivable	—	121.1
Prepaid income taxes	(3.3)	(1.0)
Prepaid expenses and other	(25.6)	(56.9)
Accounts payable	(69.2)	22.8
Accrued interest	47.2	10.0
Accrued taxes	(8.1)	(14.7)
Other current liabilities	(31.6)	(42.3)
Other liabilities	(16.1)	(6.3)
Other, net	18.3	3.8
Net cash provided from operations	304.6	438.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(243.5)	(226.1)
Broadband network expansion funded by stimulus grants	(11.9)	(12.0)
Changes in restricted cash	7.6	(3.9)
Grant funds received for broadband stimulus projects	13.3	6.7
Disposition of wireless assets	—	57.0
Other, net	—	2.6
Net cash used in investing activities	(234.5)	(175.7)
Cash Flows from Financing Activities:
Dividends paid on common shares	(148.1)	(146.5)
Repayment of debt and swaps	(2,164.9)	(774.4)
Proceeds of debt issuance	2,195.0	505.0
Debt issuance costs	(19.6)	(2.2)
Payment under capital lease obligations	(4.0)	(5.4)
Other, net	(6.1)	(2.4)
Net cash used in financing activities	(147.7)	(425.9)
Decrease in cash and cash equivalents	(77.6)	(162.8)
Cash and Cash Equivalents:
Beginning of period	132.0	227.0
End of period	$54.4	$64.2
Supplemental Cash Flow Disclosures:
Interest paid	$105.2	$139.0
Income taxes paid (refunded), net	$0.5	$(120.1)
Non-cash investing activities:
Equipment acquired under capital leases	$7.0	$—

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8
Net income	—	—	52.3	52.3
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(13.6)	—	(13.6)
Amortization of unrealized losses on de-designated interest rate swaps	—	8.2	—	8.2
Changes in designated interest rate swaps	—	(0.3)	—	(0.3)
Comprehensive income	—	(5.7)	52.3	46.6
Share-based compensation expense	6.7	—	—	6.7
Stock options exercised	0.3	—	—	0.3
Stock issued to 401(k) plan	20.4	—	—	20.4
Taxes withheld on vested restricted stock and other	(6.6)	—	—	(6.6)
Dividends of $0.25 per share declared to stockholders	(96.0)	—	(52.3)	(148.3)
Balance at March 31, 2013	$1,023.2	$0.7	$—	$1,023.9

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis for Presentation:

Unless the context requires otherwise, the use of the terms "Windstream," "we," "us" and "our" in this Quarterly Report on Form 10-Q refers to Windstream Corporation and its consolidated subsidiaries.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 20, 2013.

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

Revision of Prior Period Financial Statements – In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, we became aware of and corrected an error in the accounting for certain promotional credits for new consumer customers. We have retrospectively adjusted financial information for all prior periods presented to reflect this correction. These errors were non-cash and did not affect our total operating cash flow for any period. We have concluded that the effect is immaterial to the unaudited quarterly financial information. See Notes 2 and 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Background and Basis for Presentation, Continued:

The following table presents the effects of the revision on our Consolidated Statements of Income for the quarter ended March 31, 2012:

(Millions, except per share amounts)	As Previously Reported	Effect of Revision	As Revised
Consumer service revenues	$338.0	$(2.1)	$335.9
Total service revenues	1,488.4	(2.1)	1,486.3
Product sales	56.8	(4.8)	52.0
Total revenues and sales	1,545.2	(6.9)	1,538.3
Income taxes	40.0	(2.7)	37.3
Income from continuing operations	64.7	(4.2)	60.5
Net income	64.6	(4.2)	60.4
Basic and diluted earnings per share:
Net income	$.11	($.01)	$.10

Additionally, certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net or comprehensive income.

2. Summary of Significant Accounting Policies and Changes:

Significant Accounting Policies

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. We have acquired identifiable intangible assets through our acquisitions. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets is recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company's reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. Goodwill is tested at the reporting unit level, which is an operating segment, or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. Effective January 1, 2013, we determined that we have one reporting unit, which includes all Windstream operations, to test for impairment. We assessed impairment of our goodwill based upon step one of the authoritative guidance by evaluating the carrying value of our shareholders' equity against the current fair market value of our outstanding equity, where the fair market value of our equity is equal to our current market capitalization plus a control premium estimated to be 20.0 percent. The fair market value of our equity, both including and excluding the control premium, exceed our carrying value as of January 1, 2013. As a result, goodwill is considered not impaired and the second step of the impairment test is unnecessary.

Recently Adopted Accounting Standards

Balance Sheet Offsetting – Effective January 1, 2013, we adopted authoritative guidance related to balance sheet offsetting. This guidance requires enhanced disclosures for financial instruments and derivative instruments that are subject to an enforceable master netting arrangement. Other than the additional disclosure requirements, the adoption of these changes had no impact on our consolidated financial statements. See Note 5 for the required disclosures.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Comprehensive Income – Effective January 1, 2013, we adopted authoritative guidance requiring additional disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in our consolidated statements of income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Other than the additional disclosure requirements, the adoption of these changes had no impact on our consolidated financial statements. See Note 10 for the required disclosures.

Recently Issued Authoritative Guidance

Liabilities – In February 2013, the FASB issued authoritative guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance requires disclosure of the nature and amount of the obligations, as well as other information about the obligations. This guidance is effective for fiscal years beginning on or after December 15, 2013, including interim periods therein and requires retrospective application. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

3. Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets has been recorded as goodwill.

As of January 1, 2013, we completed our annual impairment review of goodwill in accordance with authoritative guidance and determined that no write-down in carrying value was required. As discussed in Note 2, effective January 1, 2013, we have determined that we have one reporting unit to test for impairment. We assess goodwill impairment by evaluating the carrying value of shareholder’s equity against the current fair market value of outstanding equity, which is determined to be equal to our current market capitalization plus a control premium of 20.0 percent. This premium is estimated through a review of recent market observable transactions involving telecommunication companies.

Intangible assets were as follows at:

	March 31, 2013			December 31, 2012
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(168.3)	$1,116.8	$1,285.1	$(157.6)	$1,127.5
Customer lists	1,914.0	(810.3)	1,103.7	1,914.0	(747.6)	1,166.4
Cable franchise rights	39.8	(26.2)	13.6	39.8	(25.9)	13.9
Other	37.9	(35.1)	2.8	37.9	(34.4)	3.5
Balance	$3,276.8	$(1,039.9)	$2,236.9	$3,276.8	$(965.5)	$2,311.3

Amortization expense for intangible assets subject to amortization was $74.4 million and $88.1 million for the three month periods ended March 31, 2013 and 2012, respectively. Amortization expense for intangible assets is expected to be $216.7 million for the remainder of 2013. Amortization expense for intangible assets subject to amortization is estimated to be $256.2 million, $223.1 million, $185.0 million, $157.2 million and $130.2 million in 2014, 2015, 2016, 2017 and 2018, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Capital Lease Obligations:

Long-term debt and capital lease obligations were as follows at:

(Millions)	March 31, 2013	December 31, 2012
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013	$—	$19.5
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	403.5	408.8
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017	288.7	292.5
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	—	280.9
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015	—	1,042.9
Senior secured credit facility, Tranche B3 – variable rates, due August 8, 2019	595.5	597.0
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020	1,341.6	—
Debentures and notes, without collateral:
2013 Notes – 8.125%, due August 1, 2013	800.0	800.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2019 Notes – 7.000%, due March 15, 2019	500.0	500.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	450.0	450.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	—
Issued by subsidiaries of the Company:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.1	2.1
PAETEC 2017 Notes – 8.875%, due June 30, 2017	—	650.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	10.0	10.0
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Capital lease obligations	36.7	30.7
Premium on long-term debt, net	18.6	62.1
	8,996.7	8,996.5
Less current maturities	(888.0)	(881.6)
Total long-term debt and capital lease obligations	$8,108.7	$8,114.9

Senior Secured Credit Facility

On January 23, 2013, we incurred new borrowings of $1,345.0 million of Tranche B4 senior secured credit facility due January 23, 2020; the proceeds of which were used to repay $19.5 million of the credit facility Tranche A2 and $280.9 million Tranche B term loans due in July 2013 and $1,042.9 million of the credit facility Tranche B2 term loans due in December 2015, plus accrued interest. Debt issuance costs associated with the new borrowings were $11.9 million. Of this amount, $5.7 million was recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings. The remaining $6.2 million of debt issuance costs were recorded to interest expense in the first quarter of 2013 under modification accounting.

Revolving line of credit - During the first three months of 2013, we borrowed $150.0 million under the revolving line of credit in our senior secured credit facility and later repaid $150.0 million. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Capital Lease Obligations, Continued:

credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $15.7 million, the amount available for borrowing under the revolving line of credit was $1,234.3 million at March 31, 2013.

The variable interest rate on our revolving line of credit was 4.50 percent and the weighted average rate on amounts outstanding was 4.50 percent during the first three months of 2013, as compared to variable interest rates during the first three months of 2012, which ranged from 2.50 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.54 percent. All $1,250.0 million available under the revolving line of credit will expire December 17, 2015.

Debentures and notes, without collateral

2023 Notes - On January 23, 2013, we completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023, at an issue price at par to yield 6.375 percent ("the 2023 Notes"). Proceeds from the private placement, together with available cash were used to pay the consideration for the tender offer and consent solicitation announced by Windstream on January 8, 2013 to purchase for cash any and all of the outstanding 8.875 percent notes due June 30, 2017 ("PAETEC 2017 Notes"), which we acquired in connection with our acquisition of PAETEC, together with related fees and expenses. The remaining net proceeds of the notes offering, together with available cash, were used to redeem all of the remaining outstanding PAETEC Notes. Interest is paid semi-annually. Debt issuance costs associated with the new borrowings were $13.9 million, which were recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings.

Notes Issued by Subsidiaries

PAETEC 2017 Notes - In connection with our acquisition of PAETEC Holding Corp ("PAETEC") on November 30, 2011, we assumed PAETEC 2017 Notes with an aggregate principal amount of $650.0 million. Interest is payable semi-annually.

On January 8, 2013, we announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. As of February 6, 2013, approximately $588.5 million outstanding of the PAETEC 2017 Notes had been tendered. On or prior to the early tender deadline of January 22, 2013, we paid total consideration of $1,080 per 1,000 aggregate principal amount of PAETEC 2017 Notes, which included a $30 early tender payment, plus accrued and unpaid interest. For the period beginning after the early tender deadline, but on or prior to the expiration date, we paid total consideration of $1,050 per 1,000 aggregate principal amount of PAETEC 2017 Notes plus accrued and unpaid interest. We settled the redemption of the remaining $61.5 million outstanding principal amount at a price equal to 100 percent of the remaining principal thereof, plus the applicable premium, and accrued and unpaid interest on February 25, 2013.

Premium on Long-term Debt, Net of Discounts

The premium on long-term debt, net of discounts is primarily due to the debt issuance premium recorded on the debt acquired in the PAETEC acquisition, partially offset by the net discount recorded on debt in the table above. The premium and discount balances are amortized over the life of the related debt instrument.

Debt Compliance

The terms of our credit facility and indentures include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.50 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of March 31, 2013, we were in compliance with all of our covenants.

In addition, certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. We were in compliance with these covenants as of March 31, 2013.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Capital Lease Obligations, Continued:

Maturities for debt outstanding, excluding capital lease obligations, as of March 31, 2013 for each of the twelve month periods ended March 31, 2014, 2015, 2016, 2017 and 2018 were $871.4 million, $88.8 million, $92.6 million, $340.1 million and $1,307.1 million, respectively.

(Loss) Gain on Extinguishment of Debt

During the three month period ended March 31, 2013, we retired all $650.0 million of the outstanding PAETEC 2017 Notes. The PAETEC 2017 Notes were purchased using proceeds of the 2023 Notes. We also amended our senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method, and as a result, we recognized a loss on extinguishment of debt of $13.8 million during the three month period ended March 31, 2013.

During 2012, we retired all $300.0 million of the outstanding 9.500 percent notes due July 15, 2015 ("PAETEC 2015 Notes"). The PAETEC 2015 Notes were purchased using borrowings on our revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result, we recognized a gain on extinguishment of debt of $1.9 million during the three month period ended March 31, 2012.

The (loss) gain on extinguishment of debt is as follows for the three month periods ended March 31:

(Millions)	2013	2012
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	$(2.5)	$—
Loss on early extinguishment for senior secured credit facility	(2.5)	—
PAETEC 2017 Notes:
Premium on early redemption	(51.5)	—
Third-party fees for early redemption	(1.0)	—
Unamortized premium on original issuance	41.2	—
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)	—
PAETEC 2015 Notes:
Premium on early redemption	—	(14.3)
Unamortized premium on original issuance	—	16.2
Gain on early extinguishment for PAETEC 2015 Notes	—	1.9
Total (loss) gain on early extinguishment of debt	$(13.8)	$1.9

Interest Expense

Interest expense was as follows for the three month periods ended March 31:

(Millions)	2013	2012
Interest expense related to long-term debt	$154.1	$143.1
Impacts of interest rate swaps	15.9	14.2
Interest on capital leases and other	0.7	1.0
Less capitalized interest expense	(1.8)	(1.8)
Total interest expense	$168.9	$156.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives:

We enter into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured credit facility. We account for our derivative instruments using authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. We record changes in fair value of the effective portions of cash flow hedges as a component of other comprehensive (loss) income in the current period. Any ineffective portion of our hedges is recognized in earnings in the current period.

In 2006, we entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in our senior secured credit facility. We renegotiated the four interest rate swap agreements on December 3, 2010, and again on August 21, 2012, each time lowering the fixed interest rate paid and extending the maturity.

As a result of the August 21, 2012 transaction, we reduced our fixed interest rate paid from 4.553 percent to 3.391 percent effective October 17, 2012. The fixed interest rate paid includes a component which serves to settle the liability existing on our swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate ("LIBOR"). Our swaps had a notional value of $925.0 million as of March 31, 2013, which will amortize down to $900.0 million on July 17, 2013, where they will remain until maturity on October 17, 2019.

The current swaps are designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable rate cash flows paid on our senior secured credit facility, which have varying maturity dates from December 30, 2016 to January 23, 2020. We are hedging probable variable cash flows which extend up to four years beyond the maturity of certain components of our variable rate debt. Consistent with past practice, we expect to extend or otherwise replace these components of our debt with variable rate debt.

We recognize all derivative instruments at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	March 31, 2013	December 31, 2012
Designated portion, measured at fair value:
Other current liabilities	$28.6	$29.0
Other non-current liabilities	$86.2	$91.2
Accumulated other comprehensive loss	$(0.5)	$(14.7)
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(47.5)	$(45.9)
Weighted average fixed rate paid	3.39%	4.26%
Variable rate received	0.20%	0.21%

We assess our derivatives for effectiveness each quarter and recognized a $1.2 million increase to earnings, reflected in other income, net related to ineffectiveness of our cash flow hedges for the three month period ended March 31, 2013.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives, Continued:

All or a portion of the change in fair value of our interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If we extinguish all of our variable rate debt, or a portion of our variable rate debt such that our variable rate interest received on our swaps exceeds the variable rate interest paid on our debt, we would recognize in earnings all or portion of the change in fair value of our swaps. In addition, we may recognize the change in fair value of our swaps in earnings if we determine it is no longer probable that we will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. We have assessed our counterparty risk and determined that no substantial risk of default exists as of March 31, 2013. Each counterparty is a bank with a current credit rating at or above A.

We expect to recognize losses of $12.6 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at March 31, 2013. Payments on our off-market swaps are presented in the financing activities section of our consolidated statements of cash flows.

Changes in value of these instruments were as follows for the three month periods ended March 31:

(Millions)	2013	2012
Changes in fair value of effective portion, net of tax (a)	$(0.3)	$(0.4)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$8.2	$6.8

(a)	Included as a component of other comprehensive (loss) income and will be reclassified into earnings as the hedged transaction affects earnings.

Balance Sheet Offsetting

We are party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. We do not, however, offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following table presents the liabilities subject to an enforceable master netting arrangement as of March 31, 2013 and December 31, 2012. As of these dates, all of our swap agreements with our counterparties were in a liability position. Therefore, there were no assets to be recognized in the consolidated balance sheets.

(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Net Amount
March 31, 2013:
Derivatives	$114.8	$114.8	$114.8

December 31, 2012:
Derivatives	$120.2	$120.2	$120.2

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the three month period ended March 31, 2013 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, income tax receivable, accounts payable, long-term debt, capital lease obligations and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis.

The fair values of our interest rate swaps, long-term debt and capital lease obligations were determined using the following inputs at:

(Millions)	March 31, 2013	December 31, 2012
Level 1 measurements:
Long-term debt, including current maturities (a)	$5,964.3	$6,140.5
Level 2 measurements:
Interest rate swaps (b) (See Note 5)	$(114.8)	$(120.2)
Long-term debt and capital lease obligations, including current maturities (a)	$3,497.4	$3,304.2

(a)
Recognized at carrying value of $8,996.7 million and $8,996.5 million in long-term debt, including current maturities and capital lease obligations, on the consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

(b)	Recognized at fair value in current portion of interest rate swaps and other liabilities on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

The fair values of our interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps. We also incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and non-performance risk of the respective counterparties. As of March 31, 2013 and December 31, 2012, the fair values of our interest rate swaps were reduced by $11.1 million and $16.1 million, respectively, to reflect non-performance risk.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Commitments and Contingencies:
On June 22, 2009, a putative class action lawsuit was filed in Kentucky federal district court on behalf of current and former customers in Kentucky. The complaint alleged that we overcharged customers because we collected a gross receipts surcharge ("GRS") in violation of state and federal statutes and tariffs and common law. The court referred the state tariff issues to the Kentucky Public Service Commission ("Kentucky PSC"). In 2011, the federal court ruled that the GRS was a rate that should have been listed in our federal tariffs prior to its collection and that class certification was proper. Based on that ruling, in the third quarter 2011, we accrued an amount that was not material and that represented the amount of loss estimable and probable at the time. On May 4, 2012, the Kentucky PSC issued an order also finding the GRS was a rate that should have been in our local retail tariff before being assessed on certain types of services. We appealed the order to state court in Franklin County, Kentucky, primarily asserting that the Kentucky PSC erred in classifying the GRS as a rate. Additionally, on July 22, 2012, the federal court formally certified a class of all retail and wholesale Windstream customers assessed the GRS on services subject to our federal tariff. We filed an interlocutory appeal of the class certification with the Sixth Circuit. On November 1, 2012, the Sixth Circuit denied the appeal, holding that the matter was not ripe for a decision.
On March 29, 2013, we entered into a proposed class settlement and the settlement terms are subject to objections from individual class members and approval of the federal court. We anticipate court approval of the settlement terms this year. The final settlement is not expected to be material in excess of the amount we currently have accrued.

We are party to various other legal proceedings. Although the ultimate resolution of these various proceedings cannot be determined at this time, management does not believe that such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of income, cash flows or our financial condition.
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

The components of pension benefit income (including provision for executive retirement agreements) were as follows for the three month periods ended March 31:

(Millions)	2013	2012
Benefits earned during the period	$2.7	$2.7
Interest cost on benefit obligation	13.1	14.5
Expected return on plan assets	(17.0)	(18.3)
Net periodic benefit income	$(1.2)	$(1.1)

The components of postretirement benefit income were as follows for the three month periods ended March 31 :

(Millions)	2013	2012
Interest cost on benefit obligation	$0.4	$0.5
Amortization of net actuarial loss	0.7	0.3
Amortization of prior service credit	(2.8)	(3.1)
Plan curtailment	(20.1)	—
Net periodic benefit income	$(21.8)	$(2.3)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

During the first quarter of 2013, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective January 1, 2014. As a result, we remeasured the plan and recognized a curtailment gain of $20.1 million, of which $15.4 million was recognized in cost of services expenses and $4.7 million was recognized in selling, general and administrative expenses.

We contributed $0.3 million to the postretirement plan during the three month period ended March 31, 2013, and expect to contribute an additional $2.8 million for postretirement benefits throughout the remainder of 2013, excluding amounts that will be funded by participant contributions to the plans.

We also recorded $5.7 million and $5.6 million in the three month period ended March 31, 2013 and 2012, respectively, related to the employee savings plan, which was included in cost of services and selling, general and administrative and other expenses in the consolidated statements of income. Additionally, we contributed $20.4 million of Windstream stock for the 2012 matching contribution during the three month period ended March 31, 2013.

9. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Our recent acquisitions of PAETEC Holding Corp ("PAETEC"), NuVox Inc. ("NuVox"), Iowa Telecommunications Services, Inc. ("Iowa Telecom"), Q-Comm Corporation ("Q-Comm") and Hosted Solutions Acquisitions, LLC ("Hosted Solutions"), (collectively known as the "Acquired Companies"), drive merger and integration costs for the years presented.

Restructuring charges are sometimes incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

The following is a summary of the merger, integration and restructuring charges recorded for the three month periods ended March 31:

(Millions)	2013	2012
Merger and integration costs:
Transaction costs associated with acquisitions	$—	$8.7
Employee related transition costs	1.7	10.2
Information technology conversion costs	1.4	2.2
Rebranding, consulting and other costs	2.0	1.2
Total merger and integration costs	5.1	22.3
Restructuring charges	4.9	0.9
Total merger, integration and restructuring charges	$10.0	$23.2

Merger, integration and restructuring charges decreased net income $6.3 million and $14.3 million for the three month periods ended March 31, 2013 and 2012, respectively, giving consideration to tax benefits on deductible items.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges at March 31:

(Millions)	2013
Balance, beginning of period	$20.3
Merger, integration and restructuring charges	10.0
Cash outlays during the period	(17.1)
Balance, end of period	$13.2

As of March 31, 2013, we had unpaid merger, integration and restructuring liabilities totaling $13.2 million, which consisted of $2.4 million of accrued severance costs primarily associated with the integration of the Acquired Companies, $3.1 million primarily associated with the restructuring announcement made on May 31, 2012, and $7.7 million related to other integration activities. Each of these payments will be funded through operating cash flows.

10. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	March 31, 2013	December 31, 2012
Pension and postretirement plans	$30.3	$43.9
Unrealized holding losses on interest rate swaps:
Designated portion	(0.3)	(9.1)
De-designated portion	(29.3)	(28.4)
Accumulated other comprehensive income	$0.7	$6.4

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Gains (Losses) on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2012	$(37.5)	$43.9	$6.4
Other comprehensive losses before reclassifications	(0.3)	—	(0.3)
Amounts reclassified from other accumulated comprehensive income (a)	8.2	(13.6)	(5.4)
Balance at March 31, 2013	$(29.6)	$30.3	$0.7

(a)	See separate table below for details about these reclassifications.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows for the three month periods ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$13.2		Interest expense
	13.2		Income from continuing operations before income taxes
	(5.0)		Income taxes
	8.2		Net income
Pension and postretirement plans:
Plan curtailment	(19.8)	(a)
Amortization of net actuarial loss	0.7	(a)
Amortization of prior service credits	(2.8)	(a)
	(21.9)		Income from continuing operations before income taxes
	8.3		Income taxes
	(13.6)		Net income
Total reclassification for the period, net of tax	$(5.4)		Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit income. See Note 8 for additional details.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

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

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of March 31, 2013, the performance conditions for the outstanding restricted stock units have not yet been satisfied. We considered the options granted in conjunction with the acquisition of PAETEC in the computation of dilutive earnings per share using the treasury stock method.

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three month periods ended March 31:

(Millions, except per share amounts)	2013	2012
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$52.3	$60.5
Income from continuing operations allocable to participating securities	(1.1)	(1.1)
Adjusted income from continuing operations attributable to common shares	51.2	59.4
Loss from discontinued operations	—	(0.1)
Loss from discontinued operations allocable to participating securities	—	—
Adjusted loss from discontinued operations attributable to common shares	—	(0.1)
Net income attributable to common shares	$51.2	$59.3
Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	590.4	587.6
Weighted average participating securities	(3.8)	(3.9)
Weighted average shares outstanding for basic earnings per share	586.6	583.7
Basic and diluted earnings per share:
From continuing operations	$.09	$.10
From discontinued operations	—	—
Net income	$.09	$.10

The calculation of basic earnings per share excludes income attributable to participating non-vested restricted shares from the numerator and excludes the dilutive impact of participating non-vested restricted shares from the denominator.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the "Incentive Plan"), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of March 31, 2013, the Incentive Plan had remaining capacity of 6.0 million awards, of which 4.5 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights. As of March 31, 2013, we had additional remaining capacity of 2.5 million awards from a similar equity incentive plan acquired in the PAETEC acquisition. The cost of each award is determined based on the fair value of the shares on the date of grant and is fully expensed over the vesting period.

On February 5, 2013, our Board of Directors approved grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan. The performance based restricted stock units granted may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor's 500 Stock Index, over a three-year period. The operating targets for the first vesting period for these performance based restricted stock units granted were approved by the Board of Directors in February 2013.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued during the three month period ended March 31, 2013, were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	2,087.4
Vest variably over a three-year service period	10.2
Vest contingently over a three-year performance period	786.7
Vest one year from date of grant, service based (a)	81.5
Total granted	2,965.8
Grant date fair value (Millions)	$29.1

(a)	Represents restricted stock granted to non-employee directors.

At March 31, 2013, unrecognized compensation expense totaled $56.6 million and is expected to be recognized over the weighted average vesting period of 1.8 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. Share-based compensation expense for restricted stock and restricted stock units was $6.7 million and $7.4 million for the three month periods ended March 31, 2013 and 2012, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 8.125 percent Senior Notes due August 1, 2013, the 7.875 percent Senior Notes due November 1, 2017, the 8.125 percent Senior Notes due September 1, 2018, the 7.000 percent Senior Notes due March 15, 2019, the 7.750 percent Senior Notes due October 15, 2020, the 7.750 percent Senior Notes due October 1, 2021, the 7.500 percent Senior Notes due June 1, 2022, the 7.500 percent Senior Notes due April 1, 2023 and the 2023 Notes ("the guaranteed notes"), certain of our wholly-owned subsidiaries (the "Guarantors"), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to us. Our remaining subsidiaries (the "Non-Guarantors") are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. The parent company and issuer of the notes is Windstream Corporation.
The following information presents condensed consolidated statements of income, including comprehensive income, for the three month periods ended March 31, 2013 and 2012, condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, and condensed consolidated statements of cash flows for the three month periods ended March 31, 2013 and 2012 of the parent company, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries and have been presented using the equity method of accounting.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, we became aware of and corrected an error in the accounting for certain promotional credits for new consumer customers. We have retrospectively adjusted financial information for all prior periods presented to reflect this correction. See Note 1. The impact to the Parent, the Guarantors and the Non-Guarantors has been appropriately reflected herein.

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended March 31, 2013
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$263.6	$1,200.0	$(8.4)	$1,455.2
Product sales	—	14.3	30.9	—	45.2
Total revenues and sales	—	277.9	1,230.9	(8.4)	1,500.4
Costs and expenses:
Cost of services	—	90.8	556.9	(6.4)	641.3
Cost of products sold	—	14.8	28.6	—	43.4
Selling, general and administrative	—	11.7	230.1	(2.0)	239.8
Depreciation and amortization	—	78.8	250.7	—	329.5
Merger and integration costs	—	—	5.1	—	5.1
Restructuring charges	—	0.9	4.0	—	4.9
Total costs and expenses	—	197.0	1,075.4	(8.4)	1,264.0
Operating income	—	80.9	155.5	—	236.4
Earnings from consolidated subsidiaries	123.8	13.2	0.3	(137.3)	—
Other income (expense), net	2.1	66.2	(66.0)	—	2.3
Loss on early extinguishment on debt	(2.5)	—	(11.3)	—	(13.8)
Intercompany interest income (expense)	40.1	(25.0)	(15.1)	—	—
Interest expense	(155.6)	(1.7)	(11.6)	—	(168.9)
Income before income taxes	7.9	133.6	51.8	(137.3)	56.0
Income tax (benefit) expense	(44.4)	46.1	2.0	—	3.7
Net income	$52.3	$87.5	$49.8	$(137.3)	$52.3
Comprehensive income	$46.6	$87.5	$49.8	$(137.3)	$46.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended March 31, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$270.0	$1,222.1	$(5.8)	$1,486.3
Product sales	—	15.7	36.3	—	52.0
Total revenues and sales	—	285.7	1,258.4	(5.8)	1,538.3
Costs and expenses:
Cost of services	—	90.5	573.3	(3.6)	660.2
Cost of products sold	—	15.6	29.3	—	44.9
Selling, general and administrative	—	23.1	231.2	(2.2)	252.1
Depreciation and amortization	—	78.8	233.3	—	312.1
Merger and integration costs	—	—	22.3	—	22.3
Restructuring charges	—	0.2	0.7	—	0.9
Total costs and expenses	—	208.2	1,090.1	(5.8)	1,292.5
Operating income	—	77.5	168.3	—	245.8
Earnings from consolidated subsidiaries	120.3	12.9	0.6	(133.8)	—
Other (expense) income, net	(0.8)	51.7	(44.3)	—	6.6
Gain on early extinguishment of debt	—	—	1.9	—	1.9
Intercompany interest income (expense)	37.5	(24.8)	(12.7)	—	—
Interest expense	(133.3)	(1.3)	(21.9)	—	(156.5)
Income from continuing operations before income taxes	23.7	116.0	91.9	(133.8)	97.8
Income tax (benefit) expense	(36.7)	39.2	34.8	—	37.3
Income from continuing operations	60.4	76.8	57.1	(133.8)	60.5
Discontinued operations	—	—	(0.1)	—	(0.1)
Net income	$60.4	$76.8	$57.0	$(133.8)	$60.4
Comprehensive income	$65.1	$76.8	$57.0	$(133.8)	$65.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of March 31, 2013
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$3.8	$2.3	$48.3	$—	$54.4
Restricted cash	18.9	—	—	—	18.9
Accounts receivable (less allowance for doubtful accounts of $38.8)	—	121.4	477.5	(4.8)	594.1
Affiliates receivable, net	—	431.5	1,788.1	(2,219.6)	—
Inventories	—	54.4	17.0	—	71.4
Deferred income taxes	75.3	22.7	47.0	—	145.0
Prepaid income taxes	26.6	—	—	—	26.6
Prepaid expenses and other	6.3	27.6	170.3	—	204.2
Total current assets	130.9	659.9	2,548.2	(2,224.4)	1,114.6
Investments in consolidated subsidiaries	11,924.7	1,288.5	301.7	(13,514.9)	—
Goodwill	—	2,475.1	1,865.8	—	4,340.9
Other intangibles, net	—	1,126.9	1,110.0	—	2,236.9
Net property, plant and equipment	7.5	1,441.4	4,409.3	—	5,858.2
Other assets	115.7	341.4	39.8	(324.0)	172.9
Total Assets	$12,178.8	$7,333.2	$10,274.8	$(16,063.3)	$13,723.5
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$861.3	$—	$31.5	$(4.8)	$888.0
Current portion of interest rate swaps	28.6	—	—	—	28.6
Accounts payable	3.1	64.4	234.0	—	301.5
Affiliates payable, net	2,219.6	—	—	(2,219.6)	—
Advance payments and customer deposits	—	15.2	208.0	—	223.2
Accrued dividends	149.2	—	—	—	149.2
Accrued taxes	0.2	30.8	65.2	—	96.2
Accrued interest	141.8	3.4	15.6	—	160.8
Other current liabilities	51.4	11.6	194.4	—	257.4
Total current liabilities	3,455.2	125.4	748.7	(2,224.4)	2,104.9
Long-term debt and capital lease obligations	7,506.0	99.6	827.1	(324.0)	8,108.7
Deferred income taxes	88.6	922.2	804.4	—	1,815.2
Other liabilities	105.1	29.3	536.4	—	670.8
Total liabilities	11,154.9	1,176.5	2,916.6	(2,548.4)	12,699.6
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,023.1	5,083.4	4,004.0	(9,087.4)	1,023.1
Accumulated other comprehensive income	0.7	7.7	23.2	(30.9)	0.7
Retained earnings	—	1,024.8	3,247.9	(4,272.7)	—
Total shareholders’ equity	1,023.9	6,156.7	7,358.2	(13,514.9)	1,023.9
Total Liabilities and Shareholders’ Equity	$12,178.8	$7,333.2	$10,274.8	$(16,063.3)	$13,723.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.5	$19.8	$54.7	$—	$132.0
Restricted cash	25.0	—	1.5	—	26.5
Accounts receivable (less allowance for doubtful accounts of $42.6)	—	105.6	502.5	6.0	614.1
Affiliates receivable, net	—	299.4	2,507.2	(2,806.6)	—
Inventories	—	56.9	18.1	—	75.0
Deferred income taxes	170.3	22.9	56.3	—	249.5
Prepaid income taxes	23.3	—	—	—	23.3
Prepaid expenses and other	4.4	29.5	145.8	—	179.7
Total current assets	280.5	534.1	3,286.1	(2,800.6)	1,300.1
Investments in consolidated subsidiaries	11,814.4	1,275.6	304.6	(13,394.6)	—
Goodwill	—	2,475.1	1,865.8	—	4,340.9
Other intangibles, net	—	1,156.8	1,154.5	—	2,311.3
Net property, plant and equipment	7.6	1,451.5	4,403.6	—	5,862.7
Other assets	103.1	353.2	46.4	(335.7)	167.0
Total Assets	$12,205.6	$7,246.3	$11,061.0	$(16,530.9)	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$856.0	$—	$30.4	$(4.8)	$881.6
Current portion of interest rate swaps	29.0	—	—	—	29.0
Accounts payable	1.0	51.1	311.6	—	363.7
Affiliates payable, net	2,806.6	—	—	(2,806.6)	—
Advance payments and customer deposits	—	15.7	207.6	—	223.3
Accrued dividends	148.9	—	—	—	148.9
Accrued taxes	0.2	35.2	68.9	—	104.3
Accrued interest	107.2	1.7	4.7	—	113.6
Other current liabilities	42.7	17.8	243.5	—	304.0
Total current liabilities	3,991.6	121.5	866.7	(2,811.4)	2,168.4
Long-term debt and capital lease obligations	6,823.2	99.6	1,517.0	(324.9)	8,114.9
Deferred income taxes	175.1	922.7	798.5	—	1,896.3
Other liabilities	110.9	29.8	556.9	—	697.6
Total liabilities	11,100.8	1,173.6	3,739.1	(3,136.3)	12,877.2
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,098.3	5,083.4	4,004.0	(9,087.4)	1,098.3
Accumulated other comprehensive income	6.4	8.0	36.7	(44.7)	6.4
Retained earnings	—	940.5	3,198.1	(4,138.6)	—
Total shareholders’ equity	1,104.8	6,072.7	7,321.9	(13,394.6)	1,104.8
Total Liabilities and Shareholders’ Equity	$12,205.6	$7,246.3	$11,061.0	$(16,530.9)	$13,982.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2013
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$52.3	$87.5	$49.8	$(137.3)	$52.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	78.8	250.7	—	329.5
Provision for doubtful accounts	—	2.4	13.7	—	16.1
Equity in earnings from subsidiaries	(123.8)	(13.2)	(0.3)	137.3	—
Share-based compensation expense	—	1.9	10.5	—	12.4
Deferred income taxes	3.7	(0.4)	23.6	—	26.9
Unamortized net discount (premium) on retired debt	2.5	—	(41.2)	—	(38.7)
Amortization of unrealized losses on de-designated interest rate swaps	13.2	—	—	—	13.2
Plan curtailment and other, net	3.6	(4.7)	(21.5)	—	(22.6)
Changes in operating assets and liabilities, net	42.8	—	(127.3)	—	(84.5)
Net cash provided from operations	(5.7)	152.3	158.0	—	304.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(47.9)	(195.6)	—	(243.5)
Broadband network expansion funded by stimulus grants	—	(1.3)	(10.6)	—	(11.9)
Changes in restricted cash	6.1	—	1.5	—	7.6
Grant funds received for broadband stimulus projects	13.3	—	—	—	13.3
Net cash provided from (used in) investing activities	19.4	(49.2)	(204.7)	—	(234.5)
Cash Flows from Financing Activities:
Dividends paid on common shares	(148.1)	—	—	—	(148.1)
Repayment of debt and swaps	(1,514.9)	—	(650.0)	—	(2,164.9)
Proceeds of debt issuance	2,195.0	—	—	—	2,195.0
Debt issuance costs	(19.6)	—	—	—	(19.6)
Intercompany transactions, net	(573.7)	(121.5)	695.2	—	—
Payment under capital lease obligations	—	—	(4.0)	—	(4.0)
Other, net	(6.1)	0.9	(0.9)	—	(6.1)
Net cash (used in) provided from financing activities	(67.4)	(120.6)	40.3	—	(147.7)
Decrease in cash and cash equivalents	(53.7)	(17.5)	(6.4)	—	(77.6)
Cash and Cash Equivalents:
Beginning of period	57.5	19.8	54.7	—	132.0
End of period	$3.8	$2.3	$48.3	$—	$54.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$60.4	$76.8	$57.0	$(133.8)	$60.4
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	78.8	233.3	—	312.1
Provision for doubtful accounts	—	2.0	12.7	—	14.7
Equity in earnings from subsidiaries	(120.3)	(12.9)	(0.6)	133.8	—
Share-based compensation expense	—	1.6	5.8	—	7.4
Deferred income taxes	54.1	(2.2)	(16.1)	—	35.8
Unamortized net premium on retired debt	—	—	(16.2)	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	11.1	—	—	—	11.1
Other, net	4.1	(8.8)	(8.4)	—	(13.1)
Changes in operating assets and liabilities, net	40.3	25.6	(39.3)	—	26.6
Net cash provided from operations	49.7	160.9	228.2	—	438.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(43.9)	(182.2)	—	(226.1)
Broadband network expansion funded by stimulus grants	—	(3.2)	(8.8)	—	(12.0)
Changes in restricted cash	(3.9)	—	—	—	(3.9)
Grant funds received for broadband stimulus projects	6.7	—	—	—	6.7
Disposition of wireless assets	—	57.0	—	—	57.0
Other, net	—	2.6	—	—	2.6
Net cash provided from (used in) investing activities	2.8	12.5	(191.0)	—	(175.7)
Cash Flows from Financing Activities:
Dividends paid on common shares	(146.5)	—	—	—	(146.5)
Repayment of debt and swaps	(474.4)	—	(300.0)	—	(774.4)
Proceeds of debt issuance	505.0	—	—	—	505.0
Debt issuance costs	(2.2)	—	—	—	(2.2)
Intercompany transactions, net	(65.1)	(175.5)	240.6	—	—
Payment under capital lease obligations	—	(0.2)	(5.2)	—	(5.4)
Other, net	(2.3)	1.0	(1.1)	—	(2.4)
Net cash used in financing activities	(185.5)	(174.7)	(65.7)	—	(425.9)
Decrease in cash and cash equivalents	(133.0)	(1.3)	(28.5)	—	(162.8)
Cash and Cash Equivalents:
Beginning of period	115.4	7.1	104.5	—	227.0
End of period	$(17.6)	$5.8	$76.0	$—	$64.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

Debentures and notes, issued by PAETEC Holding Corporation

In connection with the acquisition of PAETEC on November 30, 2011, Windstream Corporation (the "Parent") acquired the PAETEC 2017 Notes and the 9.875 percent notes due December 1, 2018 ("the guaranteed notes"). Windstream Corporation and all former wholly-owned subsidiaries of PAETEC (the "Guarantors") provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to the Parent. The remaining subsidiaries (the "Non-Guarantors") of the Parent are not guarantors of these guaranteed notes.

The following information presents condensed consolidated statements of income, including comprehensive income, for the three month periods ended March 31, 2013 and 2012, condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, condensed consolidated statements of cash flows for the three month periods ended March 31, 2013 and 2012 of the Parent, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the Parent and other subsidiaries and have been presented using the equity method of accounting.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, we became aware of and corrected an error in the accounting for certain promotional credits for new consumer customers. We have retrospectively adjusted financial information for all prior periods presented to reflect this correction. See Note 1. The impact to the Parent, the Guarantors and the Non-Guarantors has been appropriately reflected herein.

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended March 31, 2013
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$484.5	$972.2	$(1.5)	$1,455.2
Product sales	—	—	27.1	18.5	(0.4)	45.2
Total revenues and sales	—	—	511.6	990.7	(1.9)	1,500.4
Costs and expenses:
Cost of services	—	—	289.5	352.6	(0.8)	641.3
Cost of products sold	—	—	23.8	20.0	(0.4)	43.4
Selling, general and administrative	—	—	135.5	105.0	(0.7)	239.8
Depreciation and amortization	—	—	95.7	233.8	—	329.5
Merger and integration costs	—	—	—	5.1	—	5.1
Restructuring charges	—	—	1.6	3.3	—	4.9
Total costs and expenses	—	—	546.1	719.8	(1.9)	1,264.0
Operating (loss) income	—	—	(34.5)	270.9	—	236.4
Earnings (losses) from consolidated subsidiaries	123.8	(18.7)	(0.1)	0.3	(105.3)	—
Other income, net	2.1	—	—	0.2	—	2.3
Loss on early extinguishment of debt	(2.5)	(11.3)	—	—	—	(13.8)
Intercompany interest income (expense)	40.1	—	—	(40.1)	—	—
Interest expense	(155.6)	(12.7)	(0.1)	(0.5)	—	(168.9)
Income (loss) before income taxes	7.9	(42.7)	(34.7)	230.8	(105.3)	56.0
Income tax (benefit) expense	(44.4)	(9.2)	(13.3)	70.6	—	3.7
Net income (loss)	$52.3	$(33.5)	$(21.4)	$160.2	$(105.3)	$52.3
Comprehensive income (loss)	$46.6	$(33.5)	$(21.4)	$160.2	$(105.3)	$46.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended March 31, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$500.2	$989.4	$(3.3)	$1,486.3
Product sales	—	—	27.9	24.1	—	52.0
Total revenues and sales	—	—	528.1	1,013.5	(3.3)	1,538.3
Costs and expenses:
Cost of services	—	—	287.3	374.2	(1.3)	660.2
Cost of products sold	—	—	21.1	23.8	—	44.9
Selling, general and administrative	—	—	117.1	137.0	(2.0)	252.1
Depreciation and amortization	—	—	83.5	228.6	—	312.1
Merger and integration costs	—	—	—	22.3	—	22.3
Restructuring charges	—	—	0.1	0.8	—	0.9
Total costs and expenses	—	—	509.1	786.7	(3.3)	1,292.5
Operating income	—	—	19.0	226.8	—	245.8
Earnings (losses) from consolidated subsidiaries	120.3	12.1	5.7	(0.9)	(137.2)	—
Other (expense) income, net	(0.8)	—	—	7.4	—	6.6
Gain on early extinguishment of debt	—	1.9	—	—	—	1.9
Intercompany interest income (expense)	37.5	—	—	(37.5)	—	—
Interest expense	(133.3)	(22.1)	(0.9)	(0.2)	—	(156.5)
Income (loss) from continuing operations before income taxes	23.7	(8.1)	23.8	195.6	(137.2)	97.8
Income tax (benefit) expense	(36.7)	(7.7)	6.9	74.8	—	37.3
Income (loss) from continuing operations	60.4	(0.4)	16.9	120.8	(137.2)	60.5
Discontinued operations	—	—	(0.1)	—	—	(0.1)
Net income (loss)	$60.4	$(0.4)	$16.8	$120.8	$(137.2)	$60.4
Comprehensive income (loss)	$65.1	$(0.4)	$16.8	$120.8	$(137.2)	$65.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of March 31, 2013
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$3.8	$—	$14.1	$36.5	$—	$54.4
Restricted cash	18.9	—	—	—	—	18.9
Accounts receivable (less allowance for doubtful accounts of $38.8)	—	—	241.9	352.2	—	594.1
Affiliates receivable, net	—	390.9	—	3,332.9	(3,723.8)	—
Inventories	—	—	8.8	62.6	—	71.4
Deferred income taxes	75.3	—	—	75.0	(5.3)	145.0
Prepaid income taxes	26.6	—	—	—	—	26.6
Prepaid expenses and other	6.3	—	29.6	168.3	—	204.2
Total current assets	130.9	390.9	294.4	4,027.5	(3,729.1)	1,114.6
Investments in consolidated subsidiaries	11,924.7	—	0.4	—	(11,925.1)	—
Goodwill	—	653.3	—	3,687.6	—	4,340.9
Other intangibles, net	—	—	634.8	1,602.1	—	2,236.9
Net property, plant and equipment	7.5	—	861.8	4,989.2	(0.3)	5,858.2
Deferred income taxes	—	228.8	—	—	(228.8)	—
Other assets	115.7	—	12.2	45.0	—	172.9
Total Assets	$12,178.8	$1,273.0	$1,803.6	$14,351.4	$(15,883.3)	$13,723.5
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$861.3	$—	$13.0	$13.7	$—	$888.0
Current portion of interest rate swaps	28.6	—	—	—	—	28.6
Accounts payable	3.1	—	70.5	227.9	—	301.5
Affiliates payable, net	2,219.6	—	1,503.0	—	(3,722.6)	—
Advance payments and customer deposits	—	—	78.7	144.5	—	223.2
Accrued dividends	149.2	—	—	—	—	149.2
Accrued taxes	0.2	0.1	32.0	63.5	0.4	96.2
Accrued interest	141.8	14.8	0.5	3.7	—	160.8
Other current liabilities	51.4	3.9	41.6	165.8	(5.3)	257.4
Total current liabilities	3,455.2	18.8	1,739.3	619.1	(3,727.5)	2,104.9
Long-term debt and capital lease obligations	7,506.0	481.1	22.6	99.0	—	8,108.7
Deferred income taxes	88.6	—	21.5	1,933.7	(228.6)	1,815.2
Other liabilities	105.1	27.6	49.1	513.0	(24.0)	670.8
Total liabilities	11,154.9	527.5	1,832.5	3,164.8	(3,980.1)	12,699.6
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,023.1	842.0	—	6,918.5	(7,760.5)	1,023.1
Accumulated other comprehensive income	0.7	—	—	36.9	(36.9)	0.7
(Accumulated deficit) retained earnings	—	(96.5)	(28.9)	4,160.9	(4,035.5)	—
Total shareholders’ equity	1,023.9	745.5	(28.9)	11,186.6	(11,903.2)	1,023.9
Total Liabilities and Shareholders’ Equity	$12,178.8	$1,273.0	$1,803.6	$14,351.4	$(15,883.3)	$13,723.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.5	$—	$26.5	$48.0	$—	$132.0
Restricted cash	25.0	—	1.5	—	—	26.5
Accounts receivable (less allowance for doubtful accounts of $42.6)	—	—	248.7	365.4	—	614.1
Affiliates receivable, net	—	1,070.7	—	3,253.3	(4,324.0)	—
Inventories	—	—	10.0	65.0	—	75.0
Deferred income taxes	170.3	—	6.3	76.7	(3.8)	249.5
Prepaid income taxes	23.3	—	—	—	—	23.3
Prepaid expenses and other	4.4	—	24.3	151.0	—	179.7
Total current assets	280.5	1,070.7	317.3	3,959.4	(4,327.8)	1,300.1
Investments in consolidated subsidiaries	11,814.4	—	0.4	—	(11,814.8)	—
Goodwill	—	653.3	—	3,687.6	—	4,340.9
Other intangibles, net	—	—	668.9	1,642.4	—	2,311.3
Net property, plant and equipment	7.6	—	878.2	4,976.9	—	5,862.7
Deferred income taxes	—	246.4	—	—	(246.4)	—
Other assets	103.1	—	13.1	50.8	—	167.0
Total Assets	$12,205.6	$1,970.4	$1,877.9	$14,317.1	$(16,389.0)	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt and capital lease obligations	$856.0	$—	$15.4	$10.2	$—	$881.6
Current portion of interest rate swaps	29.0	—	—	—	—	29.0
Accounts payable	1.0	—	83.4	279.3	—	363.7
Affiliates payable, net	2,806.6	—	1,515.5	—	(4,322.1)	—
Advance payments and customer deposits	—	—	77.7	145.6	—	223.3
Accrued dividends	148.9	—	—	—	—	148.9
Accrued taxes	0.2	—	33.6	70.1	0.4	104.3
Accrued interest	107.2	3.9	0.8	1.7	—	113.6
Other current liabilities	42.7	3.8	63.3	198.0	(3.8)	304.0
Total current liabilities	3,991.6	7.7	1,789.7	704.9	(4,325.5)	2,168.4
Long-term debt and capital lease obligations	6,823.2	1,175.0	14.1	102.6	—	8,114.9
Deferred income taxes	175.1	—	32.6	1,935.0	(246.4)	1,896.3
Other liabilities	110.9	8.7	49.0	534.3	(5.3)	697.6
Total liabilities	11,100.8	1,191.4	1,885.4	3,276.8	(4,577.2)	12,877.2
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,098.3	842.0	—	6,918.5	(7,760.5)	1,098.3
Accumulated other comprehensive income	6.4	—	—	50.8	(50.8)	6.4
(Accumulated deficit) retained earnings	—	(63.0)	(7.5)	4,000.7	(3,930.2)	—
Total shareholders’ equity	1,104.8	779.0	(7.5)	11,040.3	(11,811.8)	1,104.8
Total Liabilities and Shareholders’ Equity	$12,205.6	$1,970.4	$1,877.9	$14,317.1	$(16,389.0)	$13,982.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2013
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$52.3	$(33.5)	$(21.4)	$160.2	$(105.3)	$52.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	95.7	233.8	—	329.5
Provision for doubtful accounts	—	—	6.1	10.0	—	16.1
Equity in (earnings) losses from subsidiaries	(123.8)	18.7	0.1	(0.3)	105.3	—
Share-based compensation expense	—	—	4.7	7.7	—	12.4
Deferred income taxes	3.7	17.6	(3.3)	8.9	—	26.9
Unamortized net discount (premium) on retired debt	2.5	(41.2)	—	—	—	(38.7)
Amortization of unrealized losses on de-designated interest rate swaps	13.2	—	—	—	—	13.2
Plan curtailment and other, net	3.6	(2.7)	—	(23.5)	—	(22.6)
Changes in operating assets and liabilities, net	42.8	11.2	(29.9)	(109.0)	0.4	(84.5)
Net cash provided from (used in) operations	(5.7)	(29.9)	52.0	287.8	0.4	304.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(39.8)	(203.7)	—	(243.5)
Broadband network expansion funded by stimulus grants	—	—	—	(11.9)	—	(11.9)
Changes in restricted cash	6.1	—	1.5	—	—	7.6
Grant funds received for broadband stimulus projects	13.3	—	—	—	—	13.3
Net cash provided from (used in) investing activities	19.4	—	(38.3)	(215.6)	—	(234.5)
Cash Flows from Financing Activities:
Dividends paid on common shares	(148.1)	—	—	—	—	(148.1)
Repayment of debt and swaps	(1,514.9)	(650.0)	—	—	—	(2,164.9)
Proceeds of debt issuance	2,195.0	—	—	—	—	2,195.0
Debt issuance costs	(19.6)	—	—	—	—	(19.6)
Intercompany transactions, net	(573.7)	679.9	(22.1)	(83.7)	(0.4)	—
Payment under capital lease obligations	—	—	(4.0)	—	—	(4.0)
Other, net	(6.1)	—	—	—	—	(6.1)
Net cash (used in) provided from financing activities	(67.4)	29.9	(26.1)	(83.7)	(0.4)	(147.7)
Decrease in cash and cash equivalents	(53.7)	—	(12.4)	(11.5)	—	(77.6)
Cash and Cash Equivalents:
Beginning of period	57.5	—	26.5	48.0	—	132.0
End of period	$3.8	$—	$14.1	$36.5	$—	$54.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$60.4	$(0.4)	$16.8	$120.8	$(137.2)	$60.4
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	83.5	228.6	—	312.1
Provision for doubtful accounts	—	—	4.9	9.8	—	14.7
Equity in (earnings) losses from subsidiaries	(120.3)	(12.1)	(5.7)	0.9	137.2	—
Share-based compensation expense	—	—	0.9	6.5	—	7.4
Deferred income taxes	54.1	—	(18.2)	(0.1)	—	35.8
Unamortized net premium on retired debt	—	(16.2)	—	—	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	11.1	—	—	—	—	11.1
Other, net	4.1	(5.5)	—	(11.7)	—	(13.1)
Changes in operating assets and liabilities, net	40.3	(23.6)	(33.8)	43.7	—	26.6
Net cash provided from (used in) operations	49.7	(57.8)	48.4	398.5	—	438.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(37.1)	(189.0)	—	(226.1)
Broadband network expansion funded by stimulus grants	—	—	—	(12.0)	—	(12.0)
Changes in restricted cash	(3.9)	—	—	—	—	(3.9)
Grant funds received for broadband stimulus projects	6.7	—	—	—	—	6.7
Disposition of wireless assets	—	—	—	57.0	—	57.0
Other, net	—	—	(0.2)	2.8	—	2.6
Net cash provided from (used in) investing activities	2.8	—	(37.3)	(141.2)	—	(175.7)
Cash Flows from Financing Activities:
Dividends paid on common shares	(146.5)	—	—	—	—	(146.5)
Repayment of debt and swaps	(474.4)	(300.0)	—	—	—	(774.4)
Proceeds of debt issuance	505.0	—	—	—	—	505.0
Debt issuance costs	(2.2)	—	—	—	—	(2.2)
Intercompany transactions, net	(65.1)	357.8	(43.5)	(249.2)	—	—
Payment under capital lease obligations	—	—	(5.2)	(0.2)	—	(5.4)
Other, net	(2.3)	—	—	(0.1)	—	(2.4)
Net cash (used in) provided from financing activities	(185.5)	57.8	(48.7)	(249.5)	—	(425.9)
(Decrease) increase in cash and cash equivalents	(133.0)	—	(37.6)	7.8	—	(162.8)
Cash and Cash Equivalents:
Beginning of period	115.4	—	63.5	48.1	—	227.0
End of period	$(17.6)	$—	$25.9	$55.9	$—	$64.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Subsequent Event:

On May 8, 2013, we declared a dividend of 25 cents per share on our common stock, which is payable on July 15, 2013 to shareholders of record on June 28, 2013.

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the use of the terms "Windstream," "we," "us" and "our" in this Management's Discussion and Analysis refers to Windstream Corporation and its consolidated subsidiaries.

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See "Forward-Looking Statements" at the end of this discussion for additional factors relating to such statements, and see "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC") on February 20, 2013, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

STRATEGY

Our strategy is to maximize growth opportunities with our enterprise business customers while optimizing our cost structure and maintaining the stability of our heritage consumer business. We are continuing to accomplish our strategy in 2013 by shifting revenue streams away from traditional consumer voice services to our strategic growth areas of business services and consumer broadband. Business service and consumer broadband revenues were 70.9 percent of total revenues for the three month period ended March 31, 2013, as compared to 68.0 percent for the same period in 2012. The diversification of our revenue streams helps us to offset revenue declines driven by consumer customer losses and wholesale revenue declines driven by intercarrier compensation reform.

We have made significant investments in our network to expand our business service offerings and increase broadband speeds and capacity in our consumer markets. These investments have required a period of heavy capital expenditures, which will begin to decline this year as our capital spend returns to more normalized levels.

Although new consumer customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. As a result, we continue to make investments to increase broadband speeds and capacity throughout our territories.

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

Dividend

Our goal from our business strategy is to generate solid and sustainable cash flows over the long-term, and we intend to return a significant portion of this cash flow to our shareholders through our current dividend practice. Our current practice is to pay a quarterly dividend of $0.25 per common share, which equates to $1 per common share annually. We cannot assure you we will continue paying dividends at the current rate. See "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

History

Today, we are a very different company from the one that was created in 2006 through the spinoff from Alltel Corporation. We operated in just 16 states with less than 24,000 miles of fiber, a modest business sales organization and only a handful of lower-tier data centers. We faced challenges as consumers abandoned wireline voice connections in favor of wireless services, and cable companies were increasingly competing for both voice and Internet customers.

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

In 2011, we completed the acquisition of PAETEC Holding Corp ("PAETEC"), a communications carrier focused on business customers. PAETEC added an attractive base of medium to large-sized business customers, seven data centers, approximately 36,700 fiber route miles, and an experienced sales force focused on serving enterprise-level customers. This transaction significantly enhanced our capabilities in our strategic growth areas of broadband and business.

EXECUTIVE SUMMARY

Key activities during the three months ended March 31, 2013 included:

•
continued activities around the integration of PAETEC, which transformed us into a national provider of business services and included an attractive customer base of medium and large businesses and significantly enhanced our capabilities in strategic growth areas, including IP-based services, cloud computing and managed services;

•	continued focus on revenue growth opportunities in our business service and consumer broadband areas;

•	made significant success-based capital investments in our fiber network, designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage;

•
reduced the amount of interest we will pay going forward by completing a private placement of $700 million in aggregate principal amount of 6.375 percent senior unsecured notes, due August 1, 2023, at an issue price at par to yield 6.375 percent, which were used to pay the consideration for the tender offer and consent solicitation to purchase for cash any and all of the outstanding 8.875 percent notes due June 30, 2017 ("PAETEC 2017 Notes"), together with related fees and expenses;

•
amended our existing senior secured credit facility effective January 23, 2013 to, among other things, provide for the incurrence of $1,345.0 million of additional term loans, due January 23, 2020, allowing us to repay $19.5 million of the credit facility Tranche A2 and $280.9 million Tranche B term loans due in July 2013 and $1,042.9 million of the credit facility Tranche B2 term loans due in December 2015, plus accrued interest; and

•	improved our debt maturity profile through the refinancing activities completed in January 2013.

These activities, in conjunction with previously completed strategic acquisitions, continue our focus on strategic revenue growth and cost management.

BUSINESS TRENDS

The following discussion highlights key trends affecting our business:

Business communications services: Demand for advanced communications services is expected to drive growth in revenues from business customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We view this as a strategic growth area, but we are subject to competition from other carriers and cable companies, which could suppress growth. See "Competition" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, for more details.

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

Wireless backhaul: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and to wireless towers we currently serve with copper facilities. During the three month period ended March 31, 2013, we spent approximately $55.7 million in fiber-to-the-tower investments and we expect to continue to make success-based capital investments to offer additional wireless backhaul services to wireless carriers; however, fiber to the tower investments will begin to decrease in 2013.

Consumer high-speed Internet: New consumer high-speed Internet additions are slowing as a result of our already high penetration of 71 percent of primary residential lines. We expect the pace of high-speed Internet customer growth to continue to slow as the number of households without high-speed Internet service shrinks and our penetration continues to increase. We lost approximately 8,600 consumer high-speed Internet customers during the first quarter of 2013. However, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We are continuing to focus on increasing our broadband speeds available to customers. As of March 31, 2013, we could deliver speeds up to 3 Megabits per second ("Mbps") to approximately 97 percent of our addressable lines, and speeds of up to 6 Mbps, 12 Mbps, and 24 Mbps are available to approximately 74 percent, 49 percent, and 15 percent of our addressable lines, respectively. Data speeds experienced by our customers are not guaranteed and can vary based on many factors including: the distance of the customer from the service office, condition of wiring, customer computer configuration, network or Internet congestion, and the server speed of the websites accessed.

Consumer voice line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in voice lines due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of March 31, 2013, all of our voice lines had wireless competition and approximately 70 percent of our voice lines had fixed-line voice competition. Consumer lines decreased 99,000, or 5.2 percent during the twelve month period ended March 31, 2013, primarily due to the effects of competition.

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

The following table reflects our consolidated operating results as of March 31:

	Three Months Ended March 31,
(Millions) (a) (b)	2013	2012
Revenues and sales:
Service revenues:
Business	$914.3	$896.2
Consumer	328.1	335.9
Wholesale	151.9	183.5
Other	60.9	70.7
Total service revenues	1,455.2	1,486.3
Product sales	45.2	52.0
Total revenues and sales	1,500.4	1,538.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	641.3	660.2
Cost of products sold	43.4	44.9
Selling, general and administrative	239.8	252.1
Depreciation and amortization	329.5	312.1
Merger and integration costs	5.1	22.3
Restructuring charges	4.9	0.9
Total costs and expenses	1,264.0	1,292.5
Operating income	236.4	245.8
Other income, net	2.3	6.6
(Loss) gain on early extinguishment of debt	(13.8)	1.9
Interest expense	(168.9)	(156.5)
Income from continuing operations before income taxes	56.0	97.8
Income taxes	3.7	37.3
Income from continuing operations	52.3	60.5
Discontinued operations	—	(0.1)
Net income	$52.3	$60.4
Operating Metrics: (Thousands)
Business Operating Metrics:
Customers
Enterprise	183.2	171.1
Small business	443.8	481.2
Total customers (c)	627.0	652.3

Carrier special access circuits	103.6	112.9

Consumer Operating Metrics:
Voice lines	1,812.9	1,911.5
High-speed Internet	1,205.9	1,215.3
Digital television customers	421.1	440.3
Total consumer connections	3,439.9	3,567.1

(a)	Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net or comprehensive income.

(b)
We have revised 2012 financial statements to reflect a change in the accounting for certain promotional credits for new consumer customers. Previously, these credits were deferred and amortized as a reduction of revenue over the length of the contract with the customer, whereas they should have been recognized in the month the credits were issued. We have determined these corrections were not material to the periods affected.

(c)	Total customers include each individual business customer location to which we provide service and exclude carrier special access circuits.

Business Service Revenues

Business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services to enterprise and small-business customers. Revenues from other carriers for special access circuits and fiber connections are also included. We expect business service revenues to be favorably impacted by increasing demand for data services such as integrated data and voice services, multi-site networking and data center services. As wireless data usage grows and fourth generation ("4G") networks are expanded, we expect to provide special access services to support the capacity needs of wireless carriers. Fiber-to-the-tower is designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage.

We experience competition in the business channel primarily from other carriers, including traditional telephone companies and competitive providers. Cable companies are also a source of competition, primarily for small business customers, but have communicated their intention to compete for larger customers by expanding their product and sales capabilities.

For the twelve months ended March 31, 2013, business customers decreased by approximately 25,300, or 3.9 percent. During the first quarter of 2013, our business customers decreased by 6,300. Our growth in enterprise customers is outpaced by losses in small business customers, typically due to competition from cable companies. However, our enterprise customers are driving growth in overall revenue through purchases of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

Despite the opportunities for growth from business services, competition and weakness in the economy may have the effect of suppressing revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended March 31, 2013
(Millions)	Increase (Decrease)%
Due to increases in data and integrated services and high speed Internet revenues (a)	$25.9
Due to increases in carrier revenues (b)	4.4
Due to increases in data center and managed services revenues (c)	2.1
Due to decreases in traditional voice, long distance and miscellaneous revenues (d)	(14.3)
Total increases in business revenues	$18.1	2%

(a)	Increases in data and integrated services revenues were primarily due to demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)
Increases in carrier revenues, which primarily represent monthly recurring charges for dedicated circuits and fiber-to-the-tower growth, were attributable to demand from wireless and other carriers, previously discussed.

(c)	Increases in data center and managed services revenues, which include monitoring, maintenance and support services for business customers, is due to increased demand and incremental sales.

(d)
Decreases in traditional voice service revenues were primarily attributable to competition and migration of existing customers to integrated services and bundled offerings. These declines were partially offset by $6.1 million during the first quarter of 2013 due to the implementation of the access recovery charge ("ARC"), which is a monthly charge established by the FCC designed to mitigate revenue reductions resulting from intercarrier compensation reform implemented in the third quarter of 2012.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the twelve months ended March 31, 2013, consumer voice lines decreased by approximately 99,000, or 5.2 percent. Increasing revenues from high-speed Internet and related services help to offset some of the losses in consumer voice revenues. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the twelve months ended March 31, 2013, consumer high-speed Internet customers decreased by approximately 9,000, or 0.8 percent. During the first quarter of 2013, our consumer high-speed Internet customers decreased by approximately 8,600. As of March 31, 2013, we provided high-speed Internet service to approximately 42 percent of total voice lines in service and approximately 71 percent of primary residential lines in service. As of March 31, 2013, approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2013, but we could experience some increased competition from high-speed Internet offerings of wireless competitors.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended March 31, 2013
(Millions)	Increase (Decrease)%
Due to increases in high-speed Internet revenues (a)	$5.4
Due to decreases in voice, long distance and miscellaneous revenues (b)	(13.2)
Total decreases in consumer revenues	$(7.8)	(2)%

(a)	Increases in high-speed Internet revenues were primarily due to the continued migration to higher speeds and increased sales of value added services, as previously discussed.

(b)
Decreases in voice service revenues were primarily attributable to declines in voice lines. These declines were partially offset by $2.4 million due to the implementation of the ARC, as described above.

Wholesale Service Revenues

Wholesale service revenues include switched access revenues, federal Universal Service Fund ("USF") revenues and voice and data services sold on a wholesale basis.

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

Revenues from these services are expected to decline due to voice line losses and reductions in switched access rates.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended March 31, 2013
(Millions)	Increase (Decrease)%
Due to increases in federal USF revenues (a)	$13.1
Due to decreases in voice and other revenues	(0.5)
Due to decreases in state USF revenues	(2.3)
Due to decreases in switched access revenues (b)	(41.9)
Total decreases in wholesale revenues	$(31.6)	(17)%

(a)
Increases in federal USF revenues were primarily due to the access recovery mechanism ("ARM"), which was implemented during the third quarter of 2012. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed.

(b)
Decreases in switched access revenues were primarily due to the impact of intercarrier compensation reform and continued declines in network demand. The ARC and ARM, previously discussed, are designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

Other Service Revenues

Other service revenues include USF surcharge revenues, revenues from software, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise, and we no longer offer new consumer service in those areas. As a result, we expect other service revenues to decline as existing customers disconnect.

The following table reflects the primary drivers of year-over-year changes in other service revenues:

	Three Months Ended March 31, 2013
(Millions)	Increase (Decrease)%
Due to decreases in pass through taxes and other surcharges	$(2.7)
Due to decreases in other	(7.1)
Total decreases in other revenues	$(9.8)	(14)%

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended March 31, 2013
(Millions)	Increase (Decrease)%
Due to increases in contractor sales	$0.1
Due to decreases in consumer product sales	(0.5)
Due to decreases in business product sales	(6.4)
Total decreases in product sales	$(6.8)	(13)%

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended March 31, 2013
(Millions)	Increase (Decrease)%
Due to increases in network operations (a)	$11.6
Due to increases in other expenses	1.4
Due to decreases in federal USF expenses (b)	(3.3)
Due to decreases in third-party costs for ancillary voice and data services (c)	(4.5)
Due to decreases in interconnection expense (d)	(9.2)
Due to decreases in postretirement and pension expense (e)	(14.9)
Total decreases in cost of services	$(18.9)	(3)%

(a)
Increases in network operations were due to higher leased network facilities costs and data center operations due to additional or expanded data centers in the three month period ended March 31, 2013, respectively, as compared to the same period in 2012.

(b)
Decreases in federal USF contributions were driven by a decrease in the USF contribution factor from 17.9 percent to 16.1 percent for the three month period ended March 31, 2012 and 2013, respectively. This decrease resulted in a proportionate decrease in surcharge revenues which is included in other service revenues.

(c)	Decreases in charges incurred to provide third-party services were due to a decline in sales of ancillary products as well as costs incurred for product offerings.

(d)
Decreases in interconnection expense were attributable to the favorable impact of network efficiency projects and rate reductions partially driven by intercarrier compensation reform, partially offset by increased purchases of circuits to service the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network.

(e)
Decreases in postretirement and pension expense for the three month period ended March 31, 2013, are primarily driven by a curtailment gain recognized during the first quarter of 2013 as a result of the elimination of medical and prescription subsidies for primarily certain active participants.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended March 31, 2013
(Millions)	Increase (Decrease)%
Due to increases in costs of contractor sales	$0.4
Due to decreases in consumer costs of product sold	(0.3)
Due to decreases in equipment sales to business customers	(1.6)
Total decreases in cost of products sold	$(1.5)	(3)%

Selling, General and Administrative ("SG&A")

SG&A expenses result from sales and marketing efforts, advertising, information technology support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provision of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended March 31, 2013
(Millions)	Increase (Decrease)%
Due to increases in sales and marketing expenses (a)	$4.3
Due to decreases in pension and postretirement expenses (b)	(4.7)
Due to decreases in other costs (c)	(11.9)
Total decreases in SG&A and other expenses	$(12.3)	(5)%

(a)
Increases in sales and marketing expenses were due to increased integrated solutions sales and service, partially offset by lower advertising costs for the consumer channel and decreased consumer sales expenses.

(b)
Decreases in postretirement and pension expense for the three month period ended March 31, 2013, are primarily driven by a curtailment gain recognized during the first quarter of 2013 as a result of the elimination of medical and prescription subsidies for primarily certain active participants.

(c)	Decreases in other costs were primarily due to decreased salaries and wages and other benefits.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of our plant assets and the amortization of our intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended March 31, 2013
(Millions)	Increase (Decrease)%
Due to increases in depreciation expense (a)	$31.0
Due to decreases in amortization expense (b)	(13.6)
Total increases in depreciation and amortization expense	$17.4	6%

(a)	Increases in depreciation expense were primarily due to additions in property, plant and equipment.

(b)
Decreases in amortization expense were due to the use of accelerated amortization methods primarily due to the use of sum of the years digits method used for customer lists, which results in declines in expense each year as intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our results of operations. These costs include transaction costs such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Our recent acquisitions of PAETEC, NuVox Inc., Iowa Telecom, Q-Comm and Hosted Solutions drove merger and integration costs for the periods presented.

Restructuring charges are sometimes incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

Set forth below is a summary of merger, integration and restructuring costs for the three month period ended March 31:

(Millions)	2013	2012
Merger and integration costs:
Transaction costs associated with acquisitions (a)	$—	$8.7
Employee related transition costs (b)	1.7	10.2
Information technology conversion costs	1.4	2.2
Rebranding, consulting and other costs (c)	2.0	1.2
Total merger and integration costs	5.1	22.3
Restructuring charges (d)	4.9	0.9
Total merger, integration and restructuring costs	$10.0	$23.2

(a)
During the three month period ended March 31, 2012, we incurred acquisition-related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisition of PAETEC. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee related transition costs during 2012 primarily consists of severance related to the integration of PAETEC.

(c)	Increases are primarily due to the nationwide rebranding of the PAETEC markets and consulting fees related to integration activities.

(d)	Increases are primarily related to severance and employee benefit costs for a voluntary workforce reduction initiated to better align the Company's focus on enterprise opportunities.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of March 31, 2013, we had unpaid merger, integration and restructuring liabilities totaling $13.2 million, which consisted of $2.4 million of accrued severance costs primarily associated with the integration of PAETEC, $3.1 million primarily associated with the restructuring announcement made on May 31, 2012, and $7.7 million related to other integration activities. Severance and related employee costs are included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. These payments will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $9.4 million, or 3.8 percent, during the three month period ended March 31, 2013, respectively, as compared to the same period in 2012. The decrease for the three month period ended March 31, 2013, as compared to the same period in 2012, was primarily due to an increase in depreciation and amortization expense, driven by additions of property, plant and equipment. The increases in expense were partially offset by expense management initiatives.

Operating Income before Depreciation and Amortization ("OIBDA")

OIBDA increased $8.0 million, or 1.4 percent, for the three month period ended March 31, 2013, respectively, as compared to the same period in 2012 (see "Reconciliation of non-GAAP Financial Measures"). The increases for the three month period ended March 31, 2013, were primarily due to a decrease in merger and integration expense.

Other Income, Net

Set forth below is a summary of other income, net for the three month period ended March 31:

(Millions)	2013	2012
Interest income	$1.0	$1.0
Gain on sale of investments (a)	—	7.1
Other income, net	0.1	0.3
Ineffectiveness of interest rate swaps	1.2	(1.8)
Other income, net	$2.3	$6.6

(a)	This gain for the three month period ended March 31, 2012, was primarily due to the sale of wireless assets associated with Iowa Telecom and D&E Communications, Inc. ("D&E").

(Loss) Gain on Extinguishment of Debt

During the three month period ended March 31, 2013, we retired all $650.0 million of the outstanding PAETEC 2017 Notes. The PAETEC 2017 Notes were purchased using proceeds of the 2023 Notes. We also amended our senior secured credit facility Tranche A2, Tranche B and Tranche B2 during the first quarter. The retirements and credit facility amendment were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $13.8 million during the three month period ended March 31, 2013.

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

The (loss) gain on extinguishment of debt is shown as follows for the three month period ended March 31:

(Millions)	2013	2012
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	$(2.5)	$—
Loss on early extinguishment for senior secured credit facility	(2.5)	—
PAETEC 2017 Notes:
Premium on early redemption	(51.5)	—
Third-party fees for early redemption	(1.0)	—
Unamortized premium on original issuance	41.2	—
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)	—
PAETEC 2015 Notes:
Premium on early redemption	—	(14.3)
Unamortized premium on original issuance	—	16.2
Gain on early extinguishment for PAETEC 2015 Notes	—	1.9
Total (loss) gain on early extinguishment of debt	$(13.8)	$1.9

Interest Expense

Set forth below is a summary of interest expense for the three month period ended March 31:

(Millions)	2013	2012
Senior secured credit facility, Tranche A	$4.6	$1.9
Senior secured credit facility, Tranche B	17.8	10.6
Senior secured credit facility, revolving line of credit	2.1	6.5
Senior unsecured notes	109.0	100.1
Credit facility extension fees	6.2	—
Notes issued by subsidiaries	14.4	24.0
Impacts of interest rate swaps	15.9	14.2
Interest on capital leases and other	0.7	1.0
Less capitalized interest expense	(1.8)	(1.8)
Total interest expense	$168.9	$156.5

Interest expense increased $12.4 million, or 7.9 percent for the three month period ended March 31, 2013, as compared to the same period of 2012, respectively. The increase in 2013 was primarily due to new borrowings incurred in January 2013 on Tranche B.

We enter into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured credit facility. Our swaps are off-market swaps; therefore, they contain an embedded financing element. Our swap counterparties recover this financing through an incremental charge in our fixed rate over what we would be charged for an on-market swap. As such, a portion of our swaps' cash payment is representing the rate we would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. See Note 5 for additional details.

Income Taxes

Income tax expense decreased $33.6 million, or 90.1 percent, for the three month period ended March 31, 2013, as compared to the same period in 2012. The decrease in income tax expense is primarily due to a decrease in income before taxes and a discrete item in the first quarter of 2013 to recognize $17.8 million of previously unrecognized tax benefits, including interest, as a result of the expiration of the statute of limitations. Our effective tax rate decreased to 6.6 percent for the three month period ended March 31, 2013, as compared to 38.1 percent in the same period in 2012. The decrease in the effective rate for the three month period is primarily due to the discrete item discussed above. We do not expect this discrete item to have a significant impact on our 2013 results from operations or financial position.

For 2013, our annualized effective income tax rate is expected to range between 38.0 percent and 39.0 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

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

Federal Regulation and Legislation

Intercarrier Compensation and USF Reform

On November 18, 2011, the FCC released an order ("the Order") that established a framework for reform of the intercarrier compensation system and the federal USF. The Order included two primary provisions:

•
the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates, mitigated in some cases by two recovery mechanisms; and

•	the provision of USF support for voice and broadband services.

In reforming the USF, the Order established the Connect America Fund, which included a short-term ("CAF Phase 1") and a longer-term ("CAF Phase 2") framework. CAF Phase 1 provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved locations. In 2012, CAF Phase 1 support was limited to $775 per unserved location. As a result of our aggressive broadband deployment to date, we had very few unserved locations remaining in our service areas for which $775 in incremental support would have made broadband deployment economical. On July 24, 2012, we elected to accept approximately $0.7 million of the $60.4 million in incremental support allocated to us for 2012. In addition, we filed a waiver request seeking to modify certain CAF Phase 1 requirements, which would enable us to accept the remaining $59.7 million to expand our broadband footprint. The waiver request is still pending. The FCC is currently considering potential modifications to the rules governing CAF Phase 1 incremental support for 2013 that may enable us to accept more of the funding allocated to us, which may include funding carried over from 2012. The FCC is also weighing a separate proposal to forego an additional round of CAF Phase 1 incremental support for 2013 and add all remaining funds from CAF Phase 1 to the budget for CAF Phase 2.

The FCC is working to establish rules for CAF Phase 2 funding based on a forward-looking cost model to further extend broadband to high-cost areas. The development of this model is ongoing and was not completed by the end of 2012 as originally scheduled by the FCC. Until the implementation of CAF Phase 2 is complete, the annual "legacy" USF funding will continue to be frozen at 2011 levels, but we may be required to use one-third of the frozen legacy support to operate and build broadband networks in areas substantially unserved by an unsubsidized competitor beginning in 2013. In 2014, this condition would apply to two-thirds of the frozen legacy support, and in 2015 it will increase to 100 percent. Our expectation is that our federal legacy USF support this year will be approximately the same as that received for 2012.

As part of the Order's reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service.

On April 25, 2012, the FCC decided that originating access rates for intrastate long distance traffic exchanged between an Internet-protocol network and the traditional telecommunications network should be subject to default rates equal to interstate originating access rates beginning on July 1, 2014. The FCC refused at that time to adopt a mechanism that would allow companies to recover the loss of originating access revenues resulting from the change. On July 27, 2012, we filed a petition for review with the U.S. Court of Appeals of the District of Columbia seeking relief from the April 2012 ruling on the grounds that it is arbitrary, capricious, in excess of the FCC's statutory authority and otherwise not in accordance with law. That petition for review was transferred to the U.S. Court of Appeals for the 10th Circuit on August 28, 2012, and on October 1, 2012, our appeal was consolidated with 30 appeals on the Order. Briefing will be completed in the second quarter of 2013 and oral arguments are scheduled for November 2013, with a decision expected in 2014. We continue to assess the impacts of the FCC's intercarrier compensation reform on our wholesale business activities.

Additional implications of the Order will likely result in future additional rulemaking and require significant interpretation, management judgment and collaboration with other telecommunications carriers. As a result of these factors, we expect numerous disputes with other carriers with respect to the proper amount of intercarrier compensation that is payable between such parties, and these disputes can sometimes become significant. Our policy is to establish reserves on wholesale revenues and accounts receivable balances when collectability is not reasonably assured. We do not believe that ultimate resolution of uncertainties, including asserted and unasserted disputes and claims from other telecommunications carriers, related to wholesale services provided to date will have a material impact on the future consolidated results of operations, cash flows or our financial condition.

Set forth below is a summary of intercarrier compensation revenue, reciprocal compensation expense and federal universal service support, included in wholesale revenues on the consolidated statements of income, for the three month period ended March 31:

(Millions)	2013	2012
Intercarrier compensation revenue	$54.9	$96.8
Reciprocal compensation expense	$32.5	$59.8
Federal universal service support	$37.9	$24.8

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

Selected information related to the broadband stimulus expenditures and receipts is as follows for the three month period ended March 31:

(Millions)	2013	2012	Inception to Date
Stimulus capital expenditures funded by RUS	$11.9	$12.0	$140.0
Stimulus capital expenditures funded by Windstream (a)	13.4	4.1	65.4
Total stimulus capital expenditures	$25.3	$16.1	$205.4
Funds received from RUS	$13.3	$6.7	$63.0

(a)
Stimulus capital expenditures funded by Windstream are included in our capital expenditure totals for each period presented in the statements of cash flows. This figure includes certain non-reimburseable charges for which we are responsible for the full amount of the cost.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three month period ended March 31, 2013, we recognized $29.9 million in state USF revenue, which included approximately $20.2 million from the Texas USF. These payments are intended to provide additional support, beyond the federal USF receipts, for the high cost of operating in certain rural markets.

Several states are currently conducting reviews of their universal service funds and intercarrier compensation systems. In particular, the Texas PUC recently adopted an order that we expect to reduce our Texas USF support by approximately $4.3 million each year over the next four years. Texas policymakers are also considering further needs-based and rate rebalancing reforms that could adversely impact our support in 2014 and later years. We continue to work with Texas policymakers and industry members to obtain a reasonable and more favorable outcome. We are not yet able to determine the financial impact of any additional Texas USF reform. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, for more information regarding our state regulatory matters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments and dividend payments through 2013. Additionally, we have access to capital markets and available borrowing capacity under our revolving credit agreements.

Our cash position decreased by $77.6 million to $54.4 million at March 31, 2013, from $132.0 million at December 31, 2012, as compared to a decrease of $162.8 million during the same period in 2012. Cash outflows were primarily driven by repayments of debt and payment of interest, capital expenditures and dividends. These outflows were partially offset by cash inflows from operations of $304.6 million and proceeds from debt issuances of $2,195.0 million.

Historical Cash Flows

The following table summarizes our cash flow activities for the three month period ended March 31:

(Millions)	2013	2012
Cash flows provided from (used in):
Operating activities	$304.6	$438.8
Investing activities	(234.5)	(175.7)
Financing activities	(147.7)	(425.9)
Decrease in cash and cash equivalents	$(77.6)	$(162.8)

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $134.2 million in the three month period ended March 31, 2013, as compared to the same period in 2012. The decrease during 2013 is primarily attributable to the $120.6 million income tax refund in the three month period ended March 31, 2012, and an increase in payments to reduce vendor payables in the three month period ended March 31, 2013.

Cash flows from operating activities were favorably impacted in 2012 due to the income taxes refunded, mentioned above, cash flows generated from PAETEC and a decrease in cash interest paid.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. Cash used in investing activities increased by $58.8 million in the three month period ended March 31, 2013 as compared to the same period in 2012, primarily driven by increased capital expenditures, as discussed below. This increase was partially offset by approximately $57.0 million in proceeds from the disposition of wireless assets that occurred in 2012.

Capital expenditures were $243.5 million and $226.1 million for three month period ended March 31, 2013 and the same period in 2012. Capital expenditures increased $17.4 million for three month period ended March 31, 2013, driven by success-based fiber-to-the-tower initiatives, our portion of broadband stimulus spend, expansion of our data center presence and enhancements to our network. Given the growing bandwidth needs fueled by wireless data growth, wireless carriers have aggressively accelerated their fiber deployment plans and increased the number of towers targeted for fiber. We expect increases in wireless data usage and expansion of wireless 4G networks through the end of 2013, which will provide more opportunities for our wireless backhaul services. We are currently executing on fiber to the tower projects we have won. These capital investments offer attractive long-term returns and position our business to continue improving our financial performance going forward. We expect total capital expenditures to decline over the course of 2013 as the fiber to the tower and stimulus projects wind down.

Cash Flows - Financing Activities

Cash used in financing activities decreased by $278.2 million for the three month period ended March 31, 2013, as compared to the same period in 2012. This decrease was due to debt proceeds, partially offset by repayments of debt, discussed below. On January 8, 2013, we announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. As of February 6, 2013, approximately $588.5 million outstanding of the PAETEC 2017 Notes had been tendered. On February 25, 2013, we settled the redemption of the remaining $61.5 million outstanding. On January 23, 2013, we incurred new borrowings of $1,345.0 million of Tranche B4 senior secured credit facility due January 23, 2020, the proceeds of which were used to repay $19.5 million of the credit facility Tranche A2 and $280.9 million Tranche B term loans due in July 2013 and $1,042.9 million of the credit facility Tranche B2 term loans due in December 2015, plus accrued interest. Debt issuance costs associated with the new borrowings were $11.9 million. Of this amount, $5.7 million was recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings. The remaining $6.2 million of debt issuance costs were recorded to interest expense during the first quarter of 2013. We borrowed $150.0 million under the revolving line of credit in our senior secured credit facility and later repaid $150.0 million during the three month period ended March 31, 2013. Also on January 23, 2013, we completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023. Debt issuance costs associated with the new borrowings were $13.9 million.

During the first three months of 2012, we retired $300.0 million in outstanding indebtedness related to the PAETEC 2015 Notes. Additionally, we borrowed $225.0 million under the revolving line of credit in our senior secured credit facility and later repaid $465.0 million during the first quarter of 2012. We amended and restated $150.4 million of the Tranche A2 senior secured credit facility outstanding ("Tranche A2") to Tranche A3 senior secured credit facility ("Tranche A3") and incurred new borrowings of $280.0 million of Tranche A3 facility, which will also be due December 30, 2016.

Our board of directors maintains a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to our restricted payment capacity under our debt covenants as further discussed below. Dividends paid to shareholders were $0.25 per share during both the first quarter of 2013, totaling $148.1 million, which was an increase of $1.6 million mostly due to additional shares issued and outstanding during 2012 and the vesting of restricted stock units. On May 8, 2013, we declared a dividend of 25 cents per share on our common stock, which is payable on July 15, 2013, to shareholders of record on June 28, 2013.

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

Pension

We did not make a pension contribution during the three months ended March 31, 2013. The 2013 expected employer contribution for pension benefits consists of $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans and approximately $20.0 million in contributions to avoid certain benefit restrictions, which we intend to make in Windstream stock. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan.

Debt Capacity

As of March 31, 2013, we had $8,941.4 million in long-term debt outstanding, including current maturities and excluding the premium and capital lease obligations (see Note 4). As of March 31, 2013, the amount available for borrowing under the revolving line of credit was $1,234.3 million.

Effective February 23, 2012, we amended and restated $150.4 million of the Tranche A2 senior secured credit facility outstanding to Tranche A3 and extended the maturity to December 30, 2016. In addition, we incurred new borrowings of $280.0 million of Tranche A3 senior secured credit facility, which will also be due December 30, 2016. The proceeds from these borrowings were used to partially repay the credit facility revolver, without any reduction in commitments. Additionally, the restatement extended the maturity of certain existing term loans and provided for the ability to refinance and extend the maturity of any term loan or revolving loan with the consent of the affected lenders, modify certain other definitions and provisions and increase secured debt capacity to 2.25 times adjusted OIBDA, as defined per the credit facility.

As of March 31, 2013, we had approximately $1,109.9 million of restricted payment capacity as governed by our credit facility, which limits the amount of dividends we may distribute. We build additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. We will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

Debt Covenants and Amendments

The terms of the credit facility and indentures issued by Windstream, include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.50 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0.

Certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2013, we were in compliance with all debt covenants and restrictions.

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

(Millions, except ratios)	March 31, 2013
Gross leverage ratio:
Total debt	$8,996.7
Operating income, last twelve months	$878.1
Depreciation and amortization, last twelve months	1,315.0
Other non-cash and non-recurring expense adjustments required by the credit facility and indentures (a)	199.2
"Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA")	$2,392.3
Leverage ratio (b)	3.76
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,392.3
Interest expense, last twelve months	$637.5
Adjustments required by the credit facility and indentures (c)	31.9
Adjusted interest expense	$669.4
Interest coverage ratio (d)	3.57
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of April 12, 2013, Moody’s Investors Service, Standard & Poor’s ("S&P") Corporation and Fitch Ratings had granted us the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Ba2	BB+	BBB-
Senior unsecured credit rating	B1	B	BB+
Corporate credit rating	Ba3	BB-	BB+
Outlook	Stable	Stable	Negative

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

Contractual Obligations and Commitments

As discussed in Note 4, on January 8, 2013, we announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. As of February 6, 2013, approximately $588.5 million outstanding of the PAETEC 2017 Notes had been tendered. We settled the redemption of the remaining $61.5 million outstanding principal amount on February 25, 2013. On January 23, 2013, we completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023 ("2023 Notes"). On January 23, 2013, we incurred new borrowings of $1,345.0 million of Tranche B4 senior secured credit facility due January 23, 2020, the proceeds of which were used to repay $19.5 million of the credit facility Tranche A2 and $280.9 million Tranche B term loans due in July 2013 and $1,042.9 million of the credit facility Tranche B2 term loans due in December 2015.

Set forth below is a summary of our material contractual obligations and commitments as of March 31, 2013, to include the changes discussed above:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$871.4	$181.4	$1,647.2	$6,241.4	$8,941.4
Interest payments on long-term debt obligations (b)	543.0	1,014.7	995.3	1,245.5	3,798.5
Total projected long-term debt and interest payments	$1,414.4	$1,196.1	$2,642.5	$7,486.9	$12,739.9

(a)	Excludes $18.6 million of unamortized premiums (net of discounts) and $36.7 million in capital lease obligations, respectively, included in long-term debt at March 31, 2013.

(b)	Variable rates on tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.20 percent at March 31, 2013.

Otherwise, there have been no significant changes in our contractual obligations and commitments since December 31, 2012, as set forth in our Annual Report on Form 10-K.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended March 31,
(Millions)	2013	2012	%
Operating income	$236.4	$245.8
Depreciation and amortization	329.5	312.1
OIBDA (a)	$565.9	$557.9	1%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the core earnings capacity of providing communications and technology services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing its consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension benefits, calculating depreciation and amortization expense, determining the fair values of goodwill and other indefinite-lived intangible assets, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies.

There were no material changes to our critical accounting policies during the three month period ended March 31, 2013.

Recently Issued Authoritative Guidance

The following authoritative guidance will be adopted by us in the reporting period indicated. This authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Liabilities (first quarter of 2014)

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

•
those additional factors under "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2013, are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC") on February 20, 2013. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not directly own significant marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries. However, our pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

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

As of March 31, 2013, the unhedged portion of our variable rate senior secured credit facility was $1,704.4 million, or approximately 21.0 percent of our total outstanding long-term debt and capital lease obligations. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $17.0 million. Actual results may differ from this estimate.

Equity Risk

We have exposure to market risk through our pension plan investments. During the three month period ended March 31, 2013, the fair market value of these investments increased from $999.0 million to $1,003.5 million due to the return on assets held of $23.6 million, or 2.4 percent. These increases were partially offset by routine benefit payments of $15.2 million and lump sum payments and administrative expenses of $3.8 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan. See "Critical Accounting Policies and Estimates - Pension Benefits" in Market Risk portion of our Financial Supplement of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, for a discussion of the sensitivity of our pension expense.

Foreign Currency Risk

Although we do not operate in foreign countries, our pension plan invests in international securities. As of March 31, 2013 approximately $38.3 million or 3.8 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure. Based on a 10 percent hypothetical change in the U.S. dollar to various foreign exchange markets, we estimate that our pension fair value would change by $3.8 million, which would be offset by a corresponding change in the U.S. dollar value of our net pension investments.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the period covered by this quarterly report, and they have concluded that there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013.

Item 5.  Other Information

The Company's Annual Stockholders' Meeting was held on May 8, 2013 in Little Rock, Arkansas. At this meeting, the following items were submitted to a vote of stockholders.

1.	The stockholders elected all persons nominated to serve as a director as set forth in the Company's Proxy Statement dated March 26, 2013, with the following vote results:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-votes
Carol B. Armitage	277,224,350	4,267,045	2,290,845	231,007,023
Samuel E. Beall, III	276,338,846	5,019,787	2,423,607	231,007,023
Dennis E. Foster	275,398,646	5,210,589	3,173,005	231,007,023
Francis X. Frantz	276,601,510	4,717,232	2,463,498	231,007,023
Jeffery R. Gardner	277,177,137	4,214,225	2,390,878	231,007,023
Jeffrey T. Hinson	276,063,597	5,308,905	2,409,738	231,007,023
Judy K. Jones	276,691,768	4,744,452	2,346,020	231,007,023
William A. Montgomery	276,690,452	4,671,519	2,420,269	231,007,023
Alan L. Wells	276,938,504	4,427,477	2,416,259	231,007,023

2.	The stockholders voted upon and approved a nonbinding proposal on executive compensation with 265,838,049 votes for, 14,139,342 votes against, 3,804,849 abstentions and 231,007,023 broker non-votes.

3.
The stockholders voted upon and ratified the appointment of PricewaterhouseCoopers, LLP as Windstream's independent registered public accountants for 2013 with 505,417,158 votes for, 6,242,353 votes against and 3,129,752 abstentions.

4.
The stockholders voted upon and rejected a stockholder proposal entitled "Prohibition on Accelerated Vesting of Equity Awards" with 93,029,462 votes for, 186,874,351 votes against, 3,878,427 abstentions and 231,007,023 broker non-votes.

5.
The stockholders voted upon and rejected a stockholder proposal entitled "Transparency And Accountability In Corporate Spending On Political Activities" with 72,835,218 votes for, 166,721,426 votes against, 44,225,596 abstentions and 231,007,023 broker non-votes.

6.
The stockholders voted upon and approved a stockholder proposal entitled "Simple Majority Vote Right" with 147,583,795 votes for, 129,556,697 votes against, 6,641,748 abstentions and 231,007,023 broker non-votes.

WINDSTREAM CORPORATION
FORM 10-Q
PART II - OTHER INFORMATION

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 61.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Anthony W. Thomas
Anthony W. Thomas Chief Financial Officer and Treasurer (Principal Financial Officer)
May 9, 2013

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

10.3
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