Form 10-Q
period 2013-06-30
WINDSTREAM CORP
filed 2013-08-08
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

☐  YES  ☒  NO
Number of common shares outstanding as of July 31, 2013 - 592,812,168

The Exhibit Index is located on page 65.

WINDSTREAM CORPORATION
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2013	2012	2013	2012
Revenues and sales:
Service revenues:
Business	$912.8	$892.2	$1,827.1	$1,788.4
Consumer	327.0	335.7	655.1	671.6
Wholesale	150.7	173.6	302.6	357.1
Other	59.3	67.6	120.2	138.3
Total service revenues	1,449.8	1,469.1	2,905.0	2,955.4
Product sales	56.3	65.3	101.5	117.3
Total revenues and sales	1,506.1	1,534.4	3,006.5	3,072.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	646.8	655.7	1,288.1	1,315.9
Cost of products sold	50.4	57.6	93.8	102.5
Selling, general and administrative	239.3	238.0	479.1	490.1
Depreciation and amortization	332.4	320.0	661.9	632.1
Merger and integration costs	6.8	19.4	11.9	41.7
Restructuring charges	2.7	10.3	7.6	11.2
Total costs and expenses	1,278.4	1,301.0	2,542.4	2,593.5
Operating income	227.7	233.4	464.1	479.2
Other (expense) income, net	(1.7)	3.2	0.6	9.8
(Loss) gain on early extinguishment of debt	—	—	(13.8)	1.9
Interest expense	(162.0)	(153.5)	(330.9)	(310.0)
Income from continuing operations before income taxes	64.0	83.1	120.0	180.9
Income taxes	24.3	31.6	28.0	68.9
Income from continuing operations	39.7	51.5	92.0	112.0
Discontinued operations	—	(0.5)	—	(0.6)
Net income	$39.7	$51.0	$92.0	$111.4
Basic and diluted earnings per share:
From continuing operations	$.06	$.09	$.15	$.19
From discontinued operations	—	—	—	—
Net income	$.06	$.09	$.15	$.19

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2013	2012	2013	2012
Net income	$39.7	$51.0	$92.0	$111.4
Other comprehensive income (loss):
Interest rate swaps:
Changes in designated interest rate swaps	29.0	(4.1)	28.5	(4.8)
Amortization of unrealized losses on de-designated interest rate swaps	12.4	10.6	25.6	21.7
Income tax expense	(15.9)	(2.5)	(20.7)	(6.5)
Unrealized holding gains on interest rate swaps	25.5	4.0	33.4	10.4
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	4.2	3.2	4.2	3.2
Plan curtailment	(5.5)	(9.6)	(25.3)	(9.6)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	0.9	0.8	1.2
Amortization of prior service credits	(2.0)	(2.9)	(4.8)	(6.0)
Income tax benefit	1.5	3.2	9.8	4.3
Change in postretirement and pension plans	(1.7)	(5.2)	(15.3)	(6.9)
Other comprehensive income (loss)	23.8	(1.2)	18.1	3.5
Comprehensive income	$63.5	$49.8	$110.1	$114.9

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$78.3	$132.0
Restricted cash	15.1	26.5
Accounts receivable (less allowance for doubtful
accounts of $37.7 and $42.6, respectively)	613.5	614.1
Inventories	69.9	75.0
Deferred income taxes	124.9	249.5
Prepaid income taxes	23.1	23.3
Prepaid expenses and other	189.0	179.7
Total current assets	1,113.8	1,300.1
Goodwill	4,340.9	4,340.9
Other intangibles, net	2,163.0	2,311.3
Net property, plant and equipment	5,835.4	5,862.7
Other assets	185.8	167.0
Total Assets	$13,638.9	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$76.8	$866.0
Current portion of interest rate swaps	29.5	29.0
Accounts payable	329.9	363.7
Advance payments and customer deposits	226.0	223.3
Accrued dividends	149.6	148.9
Accrued taxes	103.3	104.3
Accrued interest	129.2	113.6
Other current liabilities	288.1	319.6
Total current liabilities	1,332.4	2,168.4
Long-term debt	8,867.9	8,099.8
Deferred income taxes	1,827.0	1,896.3
Other liabilities	665.5	712.7
Total liabilities	12,692.8	12,877.2
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
592.8 and 588.2 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	921.5	1,098.3
Accumulated other comprehensive income	24.5	6.4
Retained earnings	—	—
Total shareholders’ equity	946.1	1,104.8
Total Liabilities and Shareholders’ Equity	$13,638.9	$13,982.0

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2013	2012
Cash Provided from Operations:
Net income	$92.0	$111.4
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	661.9	632.1
Provision for doubtful accounts	33.0	25.3
Share-based compensation expense	22.8	13.7
Deferred income taxes	44.0	64.0
Unamortized net premium on retired debt	(38.7)	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	25.6	21.6
Plan curtailment and other, net	(22.8)	(24.3)
Changes in operating assets and liabilities, net
Accounts receivable	(32.4)	(22.0)
Income tax receivable	(0.3)	122.0
Prepaid income taxes	0.4	(4.4)
Prepaid expenses and other	(24.2)	(51.0)
Accounts payable	(33.8)	(3.3)
Accrued interest	15.6	(28.4)
Accrued taxes	(1.0)	(7.8)
Other current liabilities	(23.1)	4.3
Other liabilities	(12.9)	(2.3)
Other, net	6.5	2.1
Net cash provided from operations	712.6	836.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(472.2)	(502.1)
Broadband network expansion funded by stimulus grants	(20.1)	(37.8)
Changes in restricted cash	11.4	(6.1)
Grant funds received for broadband stimulus projects	35.7	19.6
Disposition of wireless assets	—	57.0
Other, net	—	6.1
Net cash used in investing activities	(445.2)	(463.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(296.3)	(293.5)
Repayment of debt and swaps	(2,426.2)	(1,003.9)
Proceeds of debt issuance	2,435.0	750.0
Debt issuance costs	(19.6)	(2.4)
Payment under capital lease obligations	(8.2)	(10.3)
Other, net	(5.8)	(2.9)
Net cash used in financing activities	(321.1)	(563.0)
Decrease in cash and cash equivalents	(53.7)	(189.5)
Cash and Cash Equivalents:
Beginning of period	132.0	227.0
End of period	$78.3	$37.5
Supplemental Cash Flow Disclosures:
Interest paid	$294.1	$323.8
Income taxes paid, net of refunds	$3.9	$110.5

See the accompanying notes to the unaudited interim consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8
Net income	—	—	92.0	92.0
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(15.3)	—	(15.3)
Amortization of unrealized losses on de-designated interest rate swaps	—	15.8	—	15.8
Changes in designated interest rate swaps	—	17.6	—	17.6
Comprehensive income	—	18.1	92.0	110.1
Share-based compensation expense	13.5	—	—	13.5
Stock options exercised	0.4	—	—	0.4
Stock issued to 401(k) plan	20.4	—	—	20.4
Taxes withheld on vested restricted stock and other	(6.4)	—	—	(6.4)
Dividends of $0.50 per share declared to stockholders	(204.7)	—	(92.0)	(296.7)
Balance at June 30, 2013	$921.6	$24.5	$—	$946.1

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Background, Basis for Presentation and Recently Issued Accounting Pronouncements:

Unless the context requires otherwise, the use of the terms "Windstream," "we," "us" and "our" in this Quarterly Report on Form 10-Q refers to Windstream Corporation and its consolidated subsidiaries.

Description of Business – We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 25 data centers offering managed services and cloud computing.

Business service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services to enterprise and small-business customers, and revenues from other carriers for special access circuits and fiber connections. Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. Wholesale service revenues include switched access revenues, Universal Service Fund ("USF") revenues and voice and data services sold on a wholesale basis. Other service revenues include USF surcharge revenues, revenues from software, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas.

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

Revision of Prior Period Financial Statements – In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, we became aware of and corrected an error in the accounting for certain promotional credits for new consumer customers. We have retrospectively adjusted financial information for all prior periods presented to reflect this correction. These errors were non-cash and did not affect our total operating cash flow for any period. We have concluded that the effect is immaterial to the unaudited quarterly financial information. See Notes 2 and 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Background, Basis for Presentation and Recently Issued Accounting Pronouncements, Continued:

The following table presents the effect of the revision on our consolidated statements of income for the three and six month periods ended June 30, 2012:

	Three Months Ended			Six Months Ended
(Millions, except per share amounts)	As Previously Reported	Effect of Revision	As Revised	As Previously Reported	Effect of Revision	As Revised
Consumer service revenues	$336.6	$(0.9)	$335.7	$674.6	$(3.0)	$671.6
Total service revenues	1,470.0	(0.9)	1,469.1	2,958.4	(3.0)	2,955.4
Product sales	67.8	(2.5)	65.3	124.6	(7.3)	117.3
Total revenues and sales	1,537.8	(3.4)	1,534.4	3,083.0	(10.3)	3,072.7
Selling, general, and administrative (a)	236.0	2.0	238.0	488.1	2.0	490.1
Operating income	238.8	(5.4)	233.4	491.5	(12.3)	479.2
Income taxes	33.8	(2.2)	31.6	73.8	(4.9)	68.9
Income from continuing operations	54.7	(3.2)	51.5	119.4	(7.4)	112.0
Net income	54.2	(3.2)	51.0	118.8	(7.4)	111.4
Basic and diluted earnings per share:
Net income	$.09	$—	$.09	$.20	($.01)	$.19

(a) The "As Previously Reported" amounts include $2.1 million of reclassifications to conform with the current presentation.

Additionally, certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net income or comprehensive income.

Recently Adopted Accounting Standards

Balance Sheet Offsetting – Effective January 1, 2013, we adopted authoritative guidance related to balance sheet offsetting. This guidance requires enhanced disclosures for financial instruments and derivative instruments that are subject to an enforceable master netting arrangement. Other than the additional disclosure requirements, the adoption of these changes had no impact on our consolidated financial statements. See Note 4 for the required disclosures.

Comprehensive Income – Effective January 1, 2013, we adopted authoritative guidance requiring additional disclosure of the effect of significant reclassifications out of accumulated other comprehensive income in the respective line items in our consolidated statements of income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Other than the additional disclosure requirements, the adoption of these changes had no impact on our consolidated financial statements. See Note 9 for the required disclosures.

Recently Issued Authoritative Guidance

Unrecognized tax benefits - In July 2013, the FASB issued new accounting guidance that requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require us to use, and we do not intend to use, the deferred tax asset for such purpose. Accordingly, this guidance will have no impact to our consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Background, Basis for Presentation and Recently Issued Accounting Pronouncements, Continued:

Liabilities – In February 2013, the FASB issued authoritative guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance requires disclosure of the nature and amount of the obligations, as well as other information about the obligations. This guidance is effective for fiscal years beginning on or after December 15, 2013, including interim periods therein and requires retrospective application. This guidance is not expected to have a material impact on our consolidated financial statements.

2. Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets has been recorded as goodwill.

In accordance with authoritative guidance, goodwill is to be assigned to a company's reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. As of January 1, 2013, we determined that we have one reporting unit to test for impairment, which includes all of our operations. We assessed impairment of our goodwill based upon step one of the authoritative guidance by evaluating the carrying value of our shareholders' equity against the current fair market value of our outstanding equity, which was estimated to be equal to our current market capitalization plus a control premium of 20.0 percent. This premium is estimated through a review of recent market observable transactions involving telecommunications companies. As of January 1, 2013, the fair market value of our equity, both including and excluding the control premium, exceeded its carrying value, and accordingly, goodwill is considered not impaired and step two of the impairment test is unnecessary.

Intangible assets were as follows at:

	June 30, 2013			December 31, 2012
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(179.0)	$1,106.1	$1,285.1	$(157.6)	$1,127.5
Customer lists	1,914.0	(872.4)	1,041.6	1,914.0	(747.6)	1,166.4
Cable franchise rights	39.8	(26.5)	13.3	39.8	(25.9)	13.9
Other	37.9	(35.9)	2.0	37.9	(34.4)	3.5
Balance	$3,276.8	$(1,113.8)	$2,163.0	$3,276.8	$(965.5)	$2,311.3

Intangible asset amortization methodology and useful lives were as follows as of June 30, 2013:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $73.9 million and $148.3 million for the three and six month periods ended June 30, 2013, as compared to $85.5 million and $173.6 million for the same periods in 2012. Amortization expense for intangible assets is expected to be $142.8 million for the remainder of 2013. Amortization expense for intangible assets subject to amortization is estimated to be $256.2 million, $223.1 million, $185.0 million, $157.2 million and $130.2 million in 2014, 2015, 2016, 2017 and 2018, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations:

Long-term debt was as follows at:

(Millions)	June 30, 2013	December 31, 2012
Issued by Windstream Corporation:
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013	$—	$19.5
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	398.1	408.8
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017	285.0	292.5
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	—	280.9
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015	—	1,042.9
Senior secured credit facility, Tranche B3 – variable rates, due August 8, 2019	594.0	597.0
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020	1,338.3	—
Debentures and notes, without collateral:
2013 Notes – 8.125%, due August 1, 2013 (a)	800.0	800.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2019 Notes – 7.000%, due March 15, 2019	500.0	500.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	450.0	450.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	—
Issued by subsidiaries of Windstream:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.0	2.1
PAETEC 2017 Notes – 8.875%, due June 30, 2017	—	650.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	10.0	10.0
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Premium on long-term debt, net	17.3	62.1
	8,944.7	8,965.8
Less current maturities (a)	(76.8)	(866.0)
Total long-term debt	$8,867.9	$8,099.8

(a)
On August 1, 2013, we repaid at maturity all of the outstanding $800.0 million aggregate principal amount of these senior unsecured notes utilizing available borrowings under our revolving credit agreements. As a result of this refinancing, the 2013 Notes have been reclassified from current maturities to long-term debt in the accompanying consolidated balance sheet as of June 30, 2013.

Senior Secured Credit Facility

On January 23, 2013, we incurred new borrowings of $1,345.0 million of Tranche B4 senior secured credit facility due January 23, 2020; the proceeds of which were used to repay $19.5 million of the credit facility Tranche A2 and $280.9 million Tranche B term loans due in July 2013 and $1,042.9 million of the credit facility Tranche B2 term loans due in December 2015, plus accrued interest. Debt issuance costs associated with the new borrowings were $11.9 million. Of this amount, $5.7 million was recorded in other assets in the consolidated balance sheet and will be amortized into interest expense over the life of the borrowings. The remaining $6.2 million of debt issuance costs were recorded to interest expense in the first quarter of 2013 in accordance with debt modification accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

Revolving line of credit - During the first six months of 2013, we borrowed $390.0 million under the revolving line of credit in our senior secured credit facility and later repaid all $390.0 million. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $15.7 million, the amount available for borrowing under the revolving line of credit was $1,234.3 million at June 30, 2013.

The variable interest rate on our revolving line of credit ranged from 2.45 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.63 percent during the first six months of 2013, as compared to variable interest rates during the first six months of 2012, which ranged from 2.49 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.53 percent. The revolving line of credit will expire December 17, 2015.

Debentures and notes, without collateral Issued in 2013

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

Debentures and notes Repaid in 2013

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

Premium on Long-term Debt, Net of Discounts

The premium on long-term debt, net of discounts is primarily due to the debt issuance premium recorded on the debt acquired in the PAETEC acquisition, partially offset by the net discount recorded on debt in the table above. The premium and discount balances are amortized using the interest method over the life of the related debt instrument.

Debt Compliance

The terms of our credit facility and indentures include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.50 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of June 30, 2013, we were in compliance with all of our covenants.

In addition, certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. We were in compliance with these covenants as of June 30, 2013.

Maturities for debt outstanding as of June 30, 2013 for each of the twelve month periods ended June 30, 2014, 2015, 2016, 2017 and 2018 were $76.8 million, $92.6 million, $892.6 million, $329.3 million and $1,299.6 million, respectively.

(Loss) Gain on Extinguishment of Debt

During the six month period ended June 30, 2013, we retired all $650.0 million of the outstanding PAETEC 2017 Notes. The PAETEC 2017 Notes were purchased using proceeds of the 2023 Notes. We also amended our senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method, and as a result, we recognized a loss on extinguishment of debt of $13.8 million during the six month period ended June 30, 2013.

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

The (loss) gain on extinguishment of debt was as follows for the six month period ended June 30:

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

Capital Lease Obligations

We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other liabilities and other current liabilities.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

Future minimum lease payments under capital lease obligations were as follows for the twelve months ended June 30:

Year	(Millions)
2014	$21.6
2015	16.2
2016	10.4
2017	4.1
2018	0.9
Thereafter	3.9
Total future payments	57.1
Less: Amounts representing interest	5.5
Present value of minimum lease payments	$51.6

Interest Expense

Interest expense was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2013	2012	2013	2012
Interest expense related to long-term debt	$148.7	$141.7	$302.8	$284.8
Impact of interest rate swaps	15.2	13.6	31.1	27.8
Interest on capital leases and other obligations	0.6	0.8	1.3	1.8
Less capitalized interest expense	(2.5)	(2.6)	(4.3)	(4.4)
Total interest expense	$162.0	$153.5	$330.9	$310.0

4. Derivatives:

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

As a result of the August 21, 2012 transaction, we reduced our fixed interest rate paid from 4.553 percent to 3.391 percent effective October 17, 2012. The fixed interest rate paid includes a component which serves to settle the liability existing on our swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate ("LIBOR"). Our swaps had a notional value of $906.3 million as of June 30, 2013, which will amortize to $900.0 million on July 17, 2013, where they will remain until maturity on October 17, 2019.

On May 31, 2013, we entered into six new pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in our senior secured credit facilities. These swaps have a fixed notional value of $750.0 million and mature on June 17, 2016. The fixed rate paid ranges from 1.026 to 1.04 percent plus a fixed spread of 2.75 percent. The variable rate received resets on the seventeenth day of each month to the one-month LIBOR subject to a minimum rate of 0.75 percent.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives, Continued:

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

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	June 30, 2013	December 31, 2012
Designated portion, measured at fair value:
Other assets	$0.8	$—
Other current liabilities	$(29.5)	$(29.0)
Other non-current liabilities	$(51.5)	$(91.2)
Accumulated other comprehensive income (loss)	$28.5	$(14.7)
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(35.1)	$(45.9)
Weighted average fixed rate paid	3.57%	4.26%
Variable rate received	0.19%	0.21%

We assess our derivatives for effectiveness each quarter and recognized $1.0 million and $2.2 million as an increase to earnings, included in other (expense) income, net related to ineffectiveness of our cash flow hedges for the three and six month periods ended June 30, 2013.

Our original four swaps are off-market swaps, meaning they contain an embedded financing element. Our swap counterparties recover this financing through an incremental charge in our fixed rate over what we would be charged for an on-market swap. As such, a portion of our swaps' cash payment represents the rate we would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. The remaining portion represents the repayment of the embedded financing element and reduces our swap liability.

All or a portion of the change in fair value of our interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If we extinguish all of our variable rate debt, or a portion of our variable rate debt such that our variable rate interest received on our swaps exceeds the variable rate interest paid on our debt, we would recognize in earnings all or portion of the change in fair value of our swaps. In addition, we may recognize the change in fair value of our swaps in earnings if we determine it is no longer probable that we will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. We have assessed our counterparty risk and determined that no substantial risk of default exists as of June 30, 2013. Each counterparty is a bank with a current credit rating at or above A.

We expect to recognize losses of $7.8 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at June 30, 2013. Payments on our swaps are presented in the financing activities section of our consolidated statements of cash flows.

Changes in value of these instruments were as follows for the six month periods ended June 30:

(Millions)	2013	2012
Changes in fair value of effective portion, net of tax (a)	$17.6	$(3.0)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$15.8	$13.4

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives, Continued:

Our agreements with each of the derivative counterparties contain cross-default provisions, whereby if we were to default on certain of our indebtedness, we could also be declared in default on our derivative obligations and may be required to net settle any outstanding derivative liability positions with our counterparties. In addition, certain of the agreements with our counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes our creditworthiness in an adverse manner, we may be required to fully collateralize our derivative obligations. At June 30, 2013, we had not posted any collateral related to our interest rate swap agreements.

Balance Sheet Offsetting

We are party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. We do not, however, offset assets and liabilities under these arrangements for financial statement presentation purposes.

The following tables present the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2013 and December 31, 2012. As of December 31, 2012, all of our swap agreements with our counterparties were in a liability position and, accordingly, there were no assets to be recognized in the consolidated balance sheet as of that date.

Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2013:
Derivatives	$0.8	$0.8	$(0.6)	$—	$0.2

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2013:
Derivatives	$81.0	$81.0	$(0.6)	$—	$80.4

December 31, 2012:
Derivatives	$120.2	$120.2	$—	$—	$120.2

5. Fair Value Measurements:

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Fair Value Measurements, Continued:

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the six month period ended June 30, 2013 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. We had no cash equivalents as of June 30, 2013 or December 31, 2012.

The fair values of our interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	June 30, 2013	December 31, 2012
Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest rate swap assets - Level 2	$0.8	$—
Interest rate swap liabilities - Level 2	(81.0)	120.2
	$(80.2)	$120.2
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 1	$6,435.8	$6,140.5
Long-term debt, including current maturities - Level 2	2,719.0	3,273.5
	$9,154.8	$9,414.0

(a)
Recognized at carrying value of $8,944.7 million and $8,965.8 million in long-term debt, including current maturities, on the consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

The fair values of our interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps. We also incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and non-performance risk of the respective counterparties. As of June 30, 2013 and December 31, 2012, the fair values of our interest rate swaps were reduced by $6.2 million and $16.1 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six month period ended June 30, 2013.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Commitments and Contingencies:
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
On March 29, 2013, we entered into a proposed class settlement and the settlement terms are subject to objections from individual class members and approval of the federal court. The settlement was preliminarily approved by the court on June 14, 2013.  The court established a notice plan to class members about the proposed settlement, a deadline for objections of October 11, 2013, and a final hearing date on October 31, 2013. The final settlement is not expected to be material in excess of the amount we currently have accrued.

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

7. Employee Benefit Plans and Postretirement Benefits:

We maintain a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible nonbargaining employees covered by the pension plan have ceased. We also maintain supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. Additionally, we provide postretirement healthcare and life insurance benefits for eligible employees. Employees share in, and we fund, the costs of these plans as benefits are paid.

The components of pension benefit expense (including provision for executive retirement agreements) were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2013	2012	2013	2012
Benefits earned during the period	$2.6	$2.3	$5.3	$5.0
Interest cost on benefit obligation	13.2	14.5	26.3	29.0
Net actuarial loss	3.7	2.7	3.7	2.7
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(17.1)	(18.2)	(34.1)	(36.5)
Net periodic benefit expense	$2.3	$1.2	$1.1	$0.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

The components of postretirement benefit income were as follows for the three and six month periods ended June 30 :

	Three Months Ended		Six Months Ended
(Millions)	2013	2012	2013	2012
Interest cost on benefit obligation	$0.3	$0.4	$0.7	$0.9
Amortization of net actuarial loss	0.1	0.9	0.8	1.2
Amortization of prior service credit	(1.9)	(2.8)	(4.7)	(5.9)
Plan curtailments	(5.6)	(9.6)	(25.7)	(9.6)
Net periodic benefit income	$(7.1)	$(11.1)	$(28.9)	$(13.4)

During the first half of 2013, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective August 1, 2013 or January 1, 2014. As a result, we remeasured the plan and recognized curtailment gains of $25.7 million, of which $19.6 million was recognized in cost of services expenses and $6.1 million was recognized in selling, general and administrative expenses, with the offsetting effects recorded as reductions in accumulated other comprehensive income of $25.3 million and other liabilities of $0.4 million.

We contributed $1.7 million to the postretirement plan during the six month period ended June 30, 2013, and expect to contribute an additional $1.0 million for postretirement benefits throughout the remainder of 2013, excluding amounts that will be funded by participant contributions to the plans.

We also recorded $9.3 million and $10.8 million in the six month period ended June 30, 2013 and 2012, respectively, related to the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of income. Additionally, we contributed $20.4 million of Windstream stock for the 2012 annual matching contribution during the six month period ended June 30, 2013.

8. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Our 2011 acquisition of PAETEC Holding Corp ("PAETEC") and 2010 acquisitions of NuVox Inc. ("NuVox"), Iowa Telecommunications Services, Inc. ("Iowa Telecom"), Q-Comm Corporation ("Q-Comm") and Hosted Solutions Acquisitions, LLC ("Hosted Solutions"), (collectively known as the "Acquired Companies"), drive merger and integration costs for the periods presented.

Restructuring charges are sometimes incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

The following is a summary of the merger, integration and restructuring charges recorded for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2013	2012	2013	2012
Merger and integration costs:
Transaction costs associated with acquisitions	$—	$3.8	$—	$7.1
Employee related transition costs	2.0	4.1	3.7	14.3
Information technology conversion costs	3.5	2.0	4.9	3.4
Rebranding, consulting and other costs	1.3	9.5	3.3	16.9
Total merger and integration costs	6.8	19.4	11.9	41.7
Restructuring charges	2.7	10.3	7.6	11.2
Total merger, integration and restructuring charges	$9.5	$29.7	$19.5	$52.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Merger, Integration and Restructuring Charges, Continued:

Merger, integration and restructuring charges decreased net income $6.0 million and $12.2 million for the three and six month periods ended June 30, 2013 as compared to $18.4 million and $32.7 million for the same periods in 2012, giving consideration to tax benefits on deductible items.

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges at June 30:

(Millions)	2013
Balance, beginning of period	$20.3
Merger, integration and restructuring charges	19.5
Cash outlays during the period	(27.2)
Balance, end of period	$12.6

As of June 30, 2013, we had unpaid merger, integration and restructuring liabilities totaling $12.6 million, which consisted of $1.9 million of accrued severance costs primarily associated with the integration of the Acquired Companies, $1.8 million primarily associated with the restructuring initiatives, and $8.9 million related to other integration activities. Each of these payments will be funded through operating cash flows.

9. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	June 30, 2013	December 31, 2012
Pension and postretirement plans	$28.6	$43.9
Unrealized holding gains (losses) on interest rate swaps:
Designated portion	17.6	(9.1)
De-designated portion	(21.7)	(28.4)
Accumulated other comprehensive income	$24.5	$6.4

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Gains (Losses) on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2012	$(37.5)	$43.9	$6.4
Other comprehensive income before reclassifications	17.6	2.7	20.3
Amounts reclassified from other accumulated comprehensive income (a)	15.8	(18.0)	(2.2)
Balance at June 30, 2013	$(4.1)	$28.6	$24.5

(a)	See separate table below for details about these reclassifications.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows for the six month period ended June 30, 2013:

Details about Accumulated Other Comprehensive Income Components	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$25.6		Interest expense
	25.6		Income from continuing operations before income taxes
	(9.8)		Income taxes
	15.8		Net income
Pension and postretirement plans:
Plan curtailments	(25.3)	(a)
Amortization of net actuarial loss	0.8	(a)
Amortization of prior service credits	(4.8)	(a)
	(29.3)		Income from continuing operations before income taxes
	11.3		Income taxes
	(18.0)		Net income
Total reclassification for the period, net of tax	$(2.2)		Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit income. See Note 7 for additional details.

10. Earnings per Share:

We compute basic earnings per share by dividing net income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares containing a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of earnings per share pursuant to the two-class method. Calculations of earnings per share under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

Diluted earnings per share are computed by dividing net income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and warrants. Diluted earnings per share exclude all potentially dilutive securities if their effect is anti-dilutive.

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of June 30, 2013, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Options and warrants granted in conjunction with the acquisition of PAETEC are included in the computation of dilutive earnings per share using the treasury stock method.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Earnings per Share, Continued:

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2013	2012	2013	2012
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$39.7	$51.5	$92.0	$112.0
Income from continuing operations allocable to participating securities	(1.0)	(1.0)	(2.1)	(2.1)
Adjusted income from continuing operations attributable to common shares	38.7	50.5	89.9	109.9
Loss from discontinued operations	—	(0.5)	—	(0.6)
Loss from discontinued operations allocable to participating securities	—	—	—	—
Adjusted loss from discontinued operations attributable to common shares	—	(0.5)	—	(0.6)
Net income attributable to common shares	$38.7	$50.0	$89.9	$109.3

Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	592.7	588.3	591.6	587.9
Weighted average participating securities	(4.1)	(3.7)	(3.9)	(3.8)
Weighted average shares outstanding for basic earnings per share	588.6	584.6	587.7	584.1
Diluted shares outstanding
Weighted average shares outstanding for basic earnings per share	588.6	584.6	587.7	584.1
Effect of dilutive stock options	0.2	0.6	0.2	0.7
Weighted average shares outstanding for diluted earnings per share	588.8	585.2	587.9	584.8
Basic and diluted earnings per share:
From continuing operations	$.06	$.09	$.15	$.19
From discontinued operations	—	—	—	—
Net income	$.06	$.09	$.15	$.19

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive totaled 1.1 million shares and 1.0 million shares for the three and six months ended June 30, 2013, respectively, and 1.0 million shares for both the three and six months ended June 30, 2012.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the "Incentive Plan"), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of June 30, 2013, the Incentive Plan had remaining capacity of 5.9 million awards, of which 4.4 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights. As of June 30, 2013, we had additional remaining capacity of 2.5 million awards from a similar equity incentive plan acquired in the PAETEC acquisition. The cost of each award is determined based on the fair value of the shares on the date of grant and is fully expensed over the vesting period.

During 2013, our Board of Directors approved grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan and a one-time grant to select members of management. The one-time grant, totaling 125,125 shares, was provided as a retention incentive for the recipients. The performance based restricted stock units granted may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor's 500 Stock Index, over a three-year period. The operating targets for the first vesting period for these performance based restricted stock units granted were approved by the Board of Directors in February 2013.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued during the six month period ended June 30, 2013, were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	2,087.4
Vest ratably over a two-year service period	68.4
Vest variably over a three-year service period	135.3
Vest contingently over a three-year performance period	786.7
Vest one year from date of grant, service based (a)	81.5
Total granted	3,159.3
Grant date fair value (Millions)	$30.8

(a)	Represents restricted stock granted to non-employee directors.

Restricted stock and restricted stock unit activity for the six months ended June 30, 2013 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2012	4,274.4	$12.24
Granted	3,159.3	$9.74
Vested	(1,522.8)	$12.07
Forfeited	(227.5)	$11.88
Non-vested at June 30, 2013	5,683.4	$10.91

At June 30, 2013, unrecognized compensation expense totaled $49.7 million and is expected to be recognized over the weighted average vesting period of 1.6 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. Share-based compensation expense for restricted stock and restricted stock units was $6.8 million and $13.5 million for the three and six month periods ended June 30, 2013, respectively, as compared to $6.3 million and $13.7 million for the same periods in 2012.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information:

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
The following information presents condensed consolidated statements of income, including comprehensive income, for the three and six month periods ended June 30, 2013 and 2012, condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, and condensed consolidated statements of cash flows for the six month periods ended June 30, 2013 and 2012 of the parent company, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the parent company and other subsidiaries and have been presented using the equity method of accounting.

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

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended June 30, 2013
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$264.2	$1,194.1	$(8.5)	$1,449.8
Product sales	—	14.2	42.1	—	56.3
Total revenues and sales	—	278.4	1,236.2	(8.5)	1,506.1
Costs and expenses:
Cost of services	—	87.9	565.4	(6.5)	646.8
Cost of products sold	—	14.6	35.8	—	50.4
Selling, general and administrative	—	19.1	222.2	(2.0)	239.3
Depreciation and amortization	—	79.1	253.3	—	332.4
Merger and integration costs	—	—	6.8	—	6.8
Restructuring charges	—	0.4	2.3	—	2.7
Total costs and expenses	—	201.1	1,085.8	(8.5)	1,278.4
Operating income	—	77.3	150.4	—	227.7
Earnings from consolidated subsidiaries	108.5	26.5	0.6	(135.6)	—
Other income (expense), net	0.8	16.5	(19.0)	—	(1.7)
Intercompany interest income (expense)	39.8	(24.6)	(15.2)	—	—
Interest expense	(152.7)	(1.3)	(8.0)	—	(162.0)
(Loss) income before income taxes	(3.6)	94.4	108.8	(135.6)	64.0
Income tax (benefit) expense	(43.3)	26.1	41.5	—	24.3
Net income	$39.7	$68.3	$67.3	$(135.6)	$39.7
Comprehensive income	$63.5	$68.3	$67.3	$(135.6)	$63.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended June 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$269.7	$1,205.7	$(6.3)	$1,469.1
Product sales	—	24.4	40.9	—	65.3
Total revenues and sales	—	294.1	1,246.6	(6.3)	1,534.4
Costs and expenses:
Cost of services	—	96.5	563.5	(4.3)	655.7
Cost of products sold	—	23.8	33.8	—	57.6
Selling, general and administrative	—	22.0	218.0	(2.0)	238.0
Depreciation and amortization	—	79.3	240.7	—	320.0
Merger and integration costs	—	—	19.4	—	19.4
Restructuring charges	—	0.2	10.1	—	10.3
Total costs and expenses	—	221.8	1,085.5	(6.3)	1,301.0
Operating income	—	72.3	161.1	—	233.4
Earnings (losses) from consolidated subsidiaries	110.0	19.2	(0.3)	(128.9)	—
Other (expense) income, net	(0.8)	45.8	(41.8)	—	3.2
Intercompany interest income (expense)	38.3	(24.5)	(13.8)	—	—
Interest expense	(132.8)	(1.4)	(19.3)	—	(153.5)
Income from continuing operations before income taxes	14.7	111.4	85.9	(128.9)	83.1
Income tax (benefit) expense	(36.3)	35.2	32.7	—	31.6
Income from continuing operations	51.0	76.2	53.2	(128.9)	51.5
Discontinued operations	—	—	(0.5)	—	(0.5)
Net income	$51.0	$76.2	$52.7	$(128.9)	$51.0
Comprehensive income	$49.8	$76.2	$52.7	$(128.9)	$49.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Six Months Ended June 30, 2013
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$527.8	$2,394.1	$(16.9)	$2,905.0
Product sales	—	28.5	73.0	—	101.5
Total revenues and sales	—	556.3	2,467.1	(16.9)	3,006.5
Costs and expenses:
Cost of services	—	178.7	1,122.3	(12.9)	1,288.1
Cost of products sold	—	29.4	64.4	—	93.8
Selling, general and administrative	—	30.8	452.3	(4.0)	479.1
Depreciation and amortization	—	157.9	504.0	—	661.9
Merger and integration costs	—	—	11.9	—	11.9
Restructuring charges	—	1.3	6.3	—	7.6
Total costs and expenses	—	398.1	2,161.2	(16.9)	2,542.4
Operating income	—	158.2	305.9	—	464.1
Earnings from consolidated subsidiaries	232.3	39.7	0.9	(272.9)	—
Other income (expense), net	2.9	82.7	(85.0)	—	0.6
Loss on early extinguishment on debt	(2.5)	—	(11.3)	—	(13.8)
Intercompany interest income (expense)	79.9	(49.6)	(30.3)	—	—
Interest expense	(308.3)	(3.0)	(19.6)	—	(330.9)
Income before income taxes	4.3	228.0	160.6	(272.9)	120.0
Income tax (benefit) expense	(87.7)	72.2	43.5	—	28.0
Net income	$92.0	$155.8	$117.1	$(272.9)	$92.0
Comprehensive income	$110.1	$155.8	$117.1	$(272.9)	$110.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Six Months Ended June 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$539.7	$2,427.8	$(12.1)	$2,955.4
Product sales	—	40.1	77.2	—	117.3
Total revenues and sales	—	579.8	2,505.0	(12.1)	3,072.7
Costs and expenses:
Cost of services	—	187.0	1,136.8	(7.9)	1,315.9
Cost of products sold	—	39.4	63.1	—	102.5
Selling, general and administrative	—	45.1	449.2	(4.2)	490.1
Depreciation and amortization	—	158.1	474.0	—	632.1
Merger and integration costs	—	—	41.7	—	41.7
Restructuring charges	—	0.4	10.8	—	11.2
Total costs and expenses	—	430.0	2,175.6	(12.1)	2,593.5
Operating income	—	149.8	329.4	—	479.2
Earnings from consolidated subsidiaries	230.3	32.1	0.3	(262.7)	—
Other (expense) income, net	(1.6)	97.5	(86.1)	—	9.8
Gain on early extinguishment of debt	—	—	1.9	—	1.9
Intercompany interest income (expense)	75.8	(49.3)	(26.5)	—	—
Interest expense	(266.1)	(2.7)	(41.2)	—	(310.0)
Income from continuing operations before income taxes	38.4	227.4	177.8	(262.7)	180.9
Income tax (benefit) expense	(73.0)	74.4	67.5	—	68.9
Income from continuing operations	111.4	153.0	110.3	(262.7)	112.0
Discontinued operations	—	—	(0.6)	—	(0.6)
Net income	$111.4	$153.0	$109.7	$(262.7)	$111.4
Comprehensive income	$114.9	$153.0	$109.7	$(262.7)	$114.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of June 30, 2013
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$30.3	$1.8	$46.2	$—	$78.3
Restricted cash	15.1	—	—	—	15.1
Accounts receivable (less allowance for doubtful accounts of $37.7)	—	126.5	491.7	(4.7)	613.5
Affiliates receivable, net	—	511.1	1,947.5	(2,458.6)	—
Inventories	—	54.1	15.8	—	69.9
Deferred income taxes	63.5	22.8	38.6	—	124.9
Prepaid income taxes	23.1	—	—	—	23.1
Prepaid expenses and other	4.5	23.9	160.6	—	189.0
Total current assets	136.5	740.2	2,700.4	(2,463.3)	1,113.8
Investments in consolidated subsidiaries	12,031.5	1,314.9	299.1	(13,645.5)	—
Goodwill	—	2,475.1	1,865.8	—	4,340.9
Other intangibles, net	—	1,097.6	1,065.4	—	2,163.0
Net property, plant and equipment	7.6	1,431.6	4,396.2	—	5,835.4
Other assets	113.0	340.5	55.5	(323.2)	185.8
Total Assets	$12,288.6	$7,399.9	$10,382.4	$(16,432.0)	$13,638.9
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$66.7	$—	$14.9	$(4.8)	$76.8
Current portion of interest rate swaps	29.5	—	—	—	29.5
Accounts payable	1.4	59.0	269.5	—	329.9
Affiliates payable, net	2,458.8	—	—	(2,458.8)	—
Advance payments and customer deposits	—	15.2	210.8	—	226.0
Accrued dividends	149.6	—	—	—	149.6
Accrued taxes	0.2	34.8	68.3	—	103.3
Accrued interest	121.4	1.7	6.1	—	129.2
Other current liabilities	45.7	14.3	228.1	—	288.1
Total current liabilities	2,873.3	125.0	797.7	(2,463.6)	1,332.4
Long-term debt	8,287.0	99.7	804.3	(323.1)	8,867.9
Deferred income taxes	112.6	924.0	790.4	—	1,827.0
Other liabilities	69.6	29.5	566.4	—	665.5
Total liabilities	11,342.5	1,178.2	2,958.8	(2,786.7)	12,692.8
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	921.5	5,083.4	4,004.0	(9,087.4)	921.5
Accumulated other comprehensive income	24.5	7.7	21.4	(29.1)	24.5
Retained earnings	—	1,089.8	3,315.1	(4,404.9)	—
Total shareholders’ equity	946.1	6,221.7	7,423.6	(13,645.3)	946.1
Total Liabilities and Shareholders’ Equity	$12,288.6	$7,399.9	$10,382.4	$(16,432.0)	$13,638.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.5	$19.8	$54.7	$—	$132.0
Restricted cash	25.0	—	1.5	—	26.5
Accounts receivable (less allowance for doubtful accounts of $42.6)	—	105.6	502.5	6.0	614.1
Affiliates receivable, net	—	299.4	2,507.2	(2,806.6)	—
Inventories	—	56.9	18.1	—	75.0
Deferred income taxes	170.3	22.9	56.3	—	249.5
Prepaid income taxes	23.3	—	—	—	23.3
Prepaid expenses and other	4.4	29.5	145.8	—	179.7
Total current assets	280.5	534.1	3,286.1	(2,800.6)	1,300.1
Investments in consolidated subsidiaries	11,814.4	1,275.6	304.6	(13,394.6)	—
Goodwill	—	2,475.1	1,865.8	—	4,340.9
Other intangibles, net	—	1,156.8	1,154.5	—	2,311.3
Net property, plant and equipment	7.6	1,451.5	4,403.6	—	5,862.7
Other assets	103.1	353.2	46.4	(335.7)	167.0
Total Assets	$12,205.6	$7,246.3	$11,061.0	$(16,530.9)	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$856.0	$—	$14.8	$(4.8)	$866.0
Current portion of interest rate swaps	29.0	—	—	—	29.0
Accounts payable	1.0	51.1	311.6	—	363.7
Affiliates payable, net	2,806.6	—	—	(2,806.6)	—
Advance payments and customer deposits	—	15.7	207.6	—	223.3
Accrued dividends	148.9	—	—	—	148.9
Accrued taxes	0.2	35.2	68.9	—	104.3
Accrued interest	107.2	1.7	4.7	—	113.6
Other current liabilities	42.7	17.8	259.1	—	319.6
Total current liabilities	3,991.6	121.5	866.7	(2,811.4)	2,168.4
Long-term debt	6,823.2	99.6	1,501.9	(324.9)	8,099.8
Deferred income taxes	175.1	922.7	798.5	—	1,896.3
Other liabilities	110.9	29.8	572.0	—	712.7
Total liabilities	11,100.8	1,173.6	3,739.1	(3,136.3)	12,877.2
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,098.3	5,083.4	4,004.0	(9,087.4)	1,098.3
Accumulated other comprehensive income	6.4	8.0	36.7	(44.7)	6.4
Retained earnings	—	940.5	3,198.1	(4,138.6)	—
Total shareholders’ equity	1,104.8	6,072.7	7,321.9	(13,394.6)	1,104.8
Total Liabilities and Shareholders’ Equity	$12,205.6	$7,246.3	$11,061.0	$(16,530.9)	$13,982.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2013
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$92.0	$155.8	$117.1	$(272.9)	$92.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	157.9	504.0	—	661.9
Provision for doubtful accounts	—	5.2	27.8	—	33.0
Equity in earnings from subsidiaries	(232.3)	(39.7)	(0.9)	272.9	—
Share-based compensation expense	—	3.3	19.5	—	22.8
Deferred income taxes	23.7	1.4	18.9	—	44.0
Unamortized net discount (premium) on retired debt	2.5	—	(41.2)	—	(38.7)
Amortization of unrealized losses on de-designated interest rate swaps	25.6	—	—	—	25.6
Plan curtailment and other, net	6.5	(0.9)	(28.4)	—	(22.8)
Changes in operating assets and liabilities, net	22.1	2.5	(129.8)	—	(105.2)
Net cash (used in) provided from operations	(59.9)	285.5	487.0	—	712.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(99.9)	(372.3)	—	(472.2)
Broadband network expansion funded by stimulus grants	—	(2.6)	(17.5)	—	(20.1)
Changes in restricted cash	9.9	—	1.5	—	11.4
Grant funds received for broadband stimulus projects	35.7	—	—	—	35.7
Net cash provided from (used in) investing activities	45.6	(102.5)	(388.3)	—	(445.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(296.3)	—	—	—	(296.3)
Repayment of debt and swaps	(1,776.2)	—	(650.0)	—	(2,426.2)
Proceeds of debt issuance	2,435.0	—	—	—	2,435.0
Debt issuance costs	(19.6)	—	—	—	(19.6)
Intercompany transactions, net	(350.0)	(203.3)	553.3	—	—
Payment under capital lease obligations	—	0.5	(8.7)	—	(8.2)
Other, net	(5.8)	1.8	(1.8)	—	(5.8)
Net cash used in financing activities	(12.9)	(201.0)	(107.2)	—	(321.1)
Decrease in cash and cash equivalents	(27.2)	(18.0)	(8.5)	—	(53.7)
Cash and Cash Equivalents:
Beginning of period	57.5	19.8	54.7	—	132.0
End of period	$30.3	$1.8	$46.2	$—	$78.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2012
(Millions)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$111.4	$153.0	$109.7	$(262.7)	$111.4
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	158.1	474.0	—	632.1
Provision for doubtful accounts	—	4.6	20.7	—	25.3
Equity in earnings from subsidiaries	(230.3)	(32.1)	(0.3)	262.7	—
Share-based compensation expense	—	3.2	10.5	—	13.7
Deferred income taxes	71.7	(8.0)	0.3	—	64.0
Unamortized net premium on retired debt	—	—	(16.2)	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	21.6	—	—	—	21.6
Other, net	8.0	(9.8)	(22.5)	—	(24.3)
Changes in operating assets and liabilities, net	221.9	(90.9)	(121.8)	—	9.2
Net cash provided from operations	204.3	178.1	454.4	—	836.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(98.0)	(404.1)	—	(502.1)
Broadband network expansion funded by stimulus grants	—	(10.2)	(27.6)	—	(37.8)
Changes in restricted cash	(6.1)	—	—	—	(6.1)
Grant funds received for broadband stimulus projects	19.6	—	—	—	19.6
Disposition of wireless assets	—	57.0	—	—	57.0
Other, net	—	2.3	3.8	—	6.1
Net cash provided from (used in) investing activities	13.5	(48.9)	(427.9)	—	(463.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(293.5)	—	—	—	(293.5)
Repayment of debt and swaps	(703.9)	—	(300.0)	—	(1,003.9)
Proceeds of debt issuance	750.0	—	—	—	750.0
Debt issuance costs	(2.4)	—	—	—	(2.4)
Intercompany transactions, net	(116.9)	(129.5)	246.4	—	—
Payment under capital lease obligations	—	(0.4)	(9.9)	—	(10.3)
Other, net	(2.6)	1.6	(1.9)	—	(2.9)
Net cash used in financing activities	(369.3)	(128.3)	(65.4)	—	(563.0)
(Decrease) increase in cash and cash equivalents	(151.5)	0.9	(38.9)	—	(189.5)
Cash and Cash Equivalents:
Beginning of period	115.4	7.1	104.5	—	227.0
End of period	$(36.1)	$8.0	$65.6	$—	$37.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

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

The following information presents condensed consolidated statements of income, including comprehensive income, for the three and six month periods ended June 30, 2013 and 2012, condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2013 and 2012 of the Parent, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by the Parent and other subsidiaries and have been presented using the equity method of accounting.

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

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended June 30, 2013
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$489.6	$961.7	$(1.5)	$1,449.8
Product sales	—	—	38.1	18.4	(0.2)	56.3
Total revenues and sales	—	—	527.7	980.1	(1.7)	1,506.1
Costs and expenses:
Cost of services	—	—	301.8	345.8	(0.8)	646.8
Cost of products sold	—	—	30.3	20.4	(0.3)	50.4
Selling, general and administrative	—	—	133.6	106.3	(0.6)	239.3
Depreciation and amortization	—	—	97.6	234.8	—	332.4
Merger and integration costs	—	—	—	6.8	—	6.8
Restructuring charges	—	—	0.9	1.8	—	2.7
Total costs and expenses	—	—	564.2	715.9	(1.7)	1,278.4
Operating (loss) income	—	—	(36.5)	264.2	—	227.7
Earnings (losses) from consolidated subsidiaries	108.5	(21.3)	(0.5)	0.3	(87.0)	—
Other income (expense), net	0.8	—	0.9	(3.4)	—	(1.7)
Intercompany interest (expense) income	39.8	—	—	(39.8)	—	—
Interest (expense) income	(152.7)	(9.3)	0.1	(0.1)	—	(162.0)
(Loss) income before income taxes	(3.6)	(30.6)	(36.0)	221.2	(87.0)	64.0
Income tax (benefit) expense	(43.3)	(3.6)	(13.7)	84.9	—	24.3
Net income (loss)	$39.7	$(27.0)	$(22.3)	$136.3	$(87.0)	$39.7
Comprehensive income (loss)	$63.5	$(27.0)	$(22.3)	$136.3	$(87.0)	$63.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended June 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$486.7	$984.4	$(2.0)	$1,469.1
Product sales	—	—	28.0	37.3	—	65.3
Total revenues and sales	—	—	514.7	1,021.7	(2.0)	1,534.4
Costs and expenses:
Cost of services	—	—	282.7	373.6	(0.6)	655.7
Cost of products sold	—	—	23.7	33.9	—	57.6
Selling, general and administrative	—	—	109.0	130.4	(1.4)	238.0
Depreciation and amortization	—	—	88.1	231.9	—	320.0
Merger and integration costs	—	—	0.5	18.9	—	19.4
Restructuring charges	—	—	1.5	8.8	—	10.3
Total costs and expenses	—	—	505.5	797.5	(2.0)	1,301.0
Operating income	—	—	9.2	224.2	—	233.4
Earnings (losses) from consolidated subsidiaries	110.0	7.1	(0.5)	(0.9)	(115.7)	—
Other (expense) income, net	(0.8)	—	0.1	3.9	—	3.2
Intercompany interest income (expense)	38.3	—	—	(38.3)	—	—
Interest (expense) income	(132.8)	(20.6)	(0.2)	0.1	—	(153.5)
Income (loss) from continuing operations before income taxes	14.7	(13.5)	8.6	189.0	(115.7)	83.1
Income tax (benefit) expense	(36.3)	(7.8)	3.5	72.2	—	31.6
Income (loss) from continuing operations	51.0	(5.7)	5.1	116.8	(115.7)	51.5
Discontinued operations	—	—	(0.5)	—	—	(0.5)
Net income (loss)	$51.0	$(5.7)	$4.6	$116.8	$(115.7)	$51.0
Comprehensive income (loss)	$49.8	$(5.7)	$4.6	$116.8	$(115.7)	$49.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Six Months Ended June 30, 2013
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$974.1	$1,933.9	$(3.0)	$2,905.0
Product sales	—	—	65.2	36.9	(0.6)	101.5
Total revenues and sales	—	—	1,039.3	1,970.8	(3.6)	3,006.5
Costs and expenses:
Cost of services	—	—	591.3	698.4	(1.6)	1,288.1
Cost of products sold	—	—	54.1	40.4	(0.7)	93.8
Selling, general and administrative	—	—	269.1	211.3	(1.3)	479.1
Depreciation and amortization	—	—	193.3	468.6	—	661.9
Merger and integration costs	—	—	—	11.9	—	11.9
Restructuring charges	—	—	2.5	5.1	—	7.6
Total costs and expenses	—	—	1,110.3	1,435.7	(3.6)	2,542.4
Operating (loss) income	—	—	(71.0)	535.1	—	464.1
Earnings (losses) from consolidated subsidiaries	232.3	(40.0)	(0.6)	0.6	(192.3)	—
Other income (expense), net	2.9	—	0.9	(3.2)	—	0.6
Loss on early extinguishment of debt	(2.5)	(11.3)	—	—	—	(13.8)
Intercompany interest income (expense)	79.9	—	—	(79.9)	—	—
Interest expense	(308.3)	(22.0)	—	(0.6)	—	(330.9)
Income (loss) before income taxes	4.3	(73.3)	(70.7)	452.0	(192.3)	120.0
Income tax (benefit) expense	(87.7)	(12.8)	(27.0)	155.5	—	28.0
Net income (loss)	$92.0	$(60.5)	$(43.7)	$296.5	$(192.3)	$92.0
Comprehensive income (loss)	$110.1	$(60.5)	$(43.7)	$296.5	$(192.3)	$110.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Six Months Ended June 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$986.9	$1,973.8	$(5.3)	$2,955.4
Product sales	—	—	55.9	61.4	—	117.3
Total revenues and sales	—	—	1,042.8	2,035.2	(5.3)	3,072.7
Costs and expenses:
Cost of services	—	—	570.0	747.8	(1.9)	1,315.9
Cost of products sold	—	—	44.8	57.7	—	102.5
Selling, general and administrative	—	—	226.1	267.4	(3.4)	490.1
Depreciation and amortization	—	—	171.6	460.5	—	632.1
Merger and integration costs	—	—	0.5	41.2	—	41.7
Restructuring charges	—	—	1.6	9.6	—	11.2
Total costs and expenses	—	—	1,014.6	1,584.2	(5.3)	2,593.5
Operating income	—	—	28.2	451.0	—	479.2
Earnings (losses) from consolidated subsidiaries	230.3	19.2	5.2	(1.8)	(252.9)	—
Other (expense) income, net	(1.6)	—	0.1	11.3	—	9.8
Gain on early extinguishment of debt	—	1.9	—	—	—	1.9
Intercompany interest income (expense)	75.8	—	—	(75.8)	—	—
Interest expense	(266.1)	(42.7)	(1.1)	(0.1)	—	(310.0)
Income (loss) from continuing operations before income taxes	38.4	(21.6)	32.4	384.6	(252.9)	180.9
Income tax (benefit) expense	(73.0)	(15.5)	10.4	147.0	—	68.9
Income (loss) from continuing operations	111.4	(6.1)	22.0	237.6	(252.9)	112.0
Discontinued operations	—	—	(0.6)	—	—	(0.6)
Net income (loss)	$111.4	$(6.1)	$21.4	$237.6	$(252.9)	$111.4
Comprehensive income (loss)	$114.9	$(6.1)	$21.4	$237.6	$(252.9)	$114.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of June 30, 2013
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$30.3	$—	$11.6	$36.4	$—	$78.3
Restricted cash	15.1	—	—	—	—	15.1
Accounts receivable (less allowance for doubtful accounts of $37.7)	—	—	256.7	356.8	—	613.5
Affiliates receivable, net	—	373.6	—	3,576.2	(3,949.8)	—
Inventories	—	—	8.9	61.0	—	69.9
Deferred income taxes	63.5	—	—	73.7	(12.3)	124.9
Prepaid income taxes	23.1	—	—	—	—	23.1
Prepaid expenses and other	4.5	—	31.4	153.1	—	189.0
Total current assets	136.5	373.6	308.6	4,257.2	(3,962.1)	1,113.8
Investments in consolidated subsidiaries	12,031.5	—	—	—	(12,031.5)	—
Goodwill	—	653.3	—	3,687.6	—	4,340.9
Other intangibles, net	—	—	600.7	1,562.3	—	2,163.0
Net property, plant and equipment	7.6	—	843.7	4,984.6	(0.5)	5,835.4
Deferred income taxes	—	227.3	—	—	(227.3)	—
Other assets	113.0	—	17.4	55.4	—	185.8
Total Assets	$12,288.6	$1,254.2	$1,770.4	$14,547.1	$(16,221.4)	$13,638.9
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$66.7	$—	$—	$10.1	$—	$76.8
Current portion of interest rate swaps	29.5	—	—	—	—	29.5
Accounts payable	1.4	—	83.9	244.6	—	329.9
Affiliates payable, net	2,458.8	—	1,489.7	—	(3,948.5)	—
Advance payments and customer deposits	—	—	83.0	143.0	—	226.0
Accrued dividends	149.6	—	—	—	—	149.6
Accrued taxes	0.2	—	26.3	76.4	0.4	103.3
Accrued interest	121.4	3.7	2.3	1.8	—	129.2
Other current liabilities	45.7	3.8	68.1	182.8	(12.3)	288.1
Total current liabilities	2,873.3	7.5	1,753.3	658.7	(3,960.4)	1,332.4
Long-term debt	8,287.0	479.3	—	101.6	—	8,867.9
Deferred income taxes	112.6	—	8.2	1,933.5	(227.3)	1,827.0
Other liabilities	69.6	48.9	60.2	532.1	(45.3)	665.5
Total liabilities	11,342.5	535.7	1,821.7	3,225.9	(4,233.0)	12,692.8
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	921.5	842.0	—	6,918.5	(7,760.5)	921.5
Accumulated other comprehensive income	24.5	—	—	35.2	(35.2)	24.5
Accumulated (deficit) retained earnings	—	(123.5)	(51.3)	4,297.2	(4,122.4)	—
Total shareholders’ equity	946.1	718.5	(51.3)	11,321.2	(11,988.4)	946.1
Total Liabilities and Shareholders’ Equity	$12,288.6	$1,254.2	$1,770.4	$14,547.1	$(16,221.4)	$13,638.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.5	$—	$26.5	$48.0	$—	$132.0
Restricted cash	25.0	—	1.5	—	—	26.5
Accounts receivable (less allowance for doubtful accounts of $42.6)	—	—	248.7	365.4	—	614.1
Affiliates receivable, net	—	1,070.7	—	3,253.3	(4,324.0)	—
Inventories	—	—	10.0	65.0	—	75.0
Deferred income taxes	170.3	—	6.3	76.7	(3.8)	249.5
Prepaid income taxes	23.3	—	—	—	—	23.3
Prepaid expenses and other	4.4	—	24.3	151.0	—	179.7
Total current assets	280.5	1,070.7	317.3	3,959.4	(4,327.8)	1,300.1
Investments in consolidated subsidiaries	11,814.4	—	0.4	—	(11,814.8)	—
Goodwill	—	653.3	—	3,687.6	—	4,340.9
Other intangibles, net	—	—	668.9	1,642.4	—	2,311.3
Net property, plant and equipment	7.6	—	878.2	4,976.9	—	5,862.7
Deferred income taxes	—	246.4	—	—	(246.4)	—
Other assets	103.1	—	13.1	50.8	—	167.0
Total Assets	$12,205.6	$1,970.4	$1,877.9	$14,317.1	$(16,389.0)	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$856.0	$—	$—	$10.0	$—	$866.0
Current portion of interest rate swaps	29.0	—	—	—	—	29.0
Accounts payable	1.0	—	83.4	279.3	—	363.7
Affiliates payable, net	2,806.6	—	1,515.5	—	(4,322.1)	—
Advance payments and customer deposits	—	—	77.7	145.6	—	223.3
Accrued dividends	148.9	—	—	—	—	148.9
Accrued taxes	0.2	—	33.6	70.1	0.4	104.3
Accrued interest	107.2	3.9	0.8	1.7	—	113.6
Other current liabilities	42.7	3.8	78.7	198.2	(3.8)	319.6
Total current liabilities	3,991.6	7.7	1,789.7	704.9	(4,325.5)	2,168.4
Long-term debt	6,823.2	1,175.0	—	101.6	—	8,099.8
Deferred income taxes	175.1	—	32.6	1,935.0	(246.4)	1,896.3
Other liabilities	110.9	8.7	63.1	535.3	(5.3)	712.7
Total liabilities	11,100.8	1,191.4	1,885.4	3,276.8	(4,577.2)	12,877.2
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,098.3	842.0	—	6,918.5	(7,760.5)	1,098.3
Accumulated other comprehensive income	6.4	—	—	50.8	(50.8)	6.4
Accumulated (deficit) retained earnings	—	(63.0)	(7.5)	4,000.7	(3,930.2)	—
Total shareholders’ equity	1,104.8	779.0	(7.5)	11,040.3	(11,811.8)	1,104.8
Total Liabilities and Shareholders’ Equity	$12,205.6	$1,970.4	$1,877.9	$14,317.1	$(16,389.0)	$13,982.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2013
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$92.0	$(60.5)	$(43.7)	$296.5	$(192.3)	$92.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	193.3	468.6	—	661.9
Provision for doubtful accounts	—	—	11.5	21.5	—	33.0
Equity in (earnings) losses from subsidiaries	(232.3)	40.0	0.6	(0.6)	192.3	—
Share-based compensation expense	—	—	8.6	14.2	—	22.8
Deferred income taxes	23.7	19.1	(9.6)	10.8	—	44.0
Unamortized net discount (premium) on retired debt	2.5	(41.2)	—	—	—	(38.7)
Amortization of unrealized losses on de-designated interest rate swaps	25.6	—	—	—	—	25.6
Plan curtailment and other, net	6.5	(4.5)	—	(24.8)	—	(22.8)
Changes in operating assets and liabilities, net	22.1	(0.1)	(49.7)	(78.0)	0.5	(105.2)
Net cash (used in) provided from operations	(59.9)	(47.2)	111.0	708.2	0.5	712.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(79.0)	(393.2)	—	(472.2)
Broadband network expansion funded by stimulus grants	—	—	—	(20.1)	—	(20.1)
Changes in restricted cash	9.9	—	1.5	—	—	11.4
Grant funds received for broadband stimulus projects	35.7	—	—	—	—	35.7
Net cash provided from (used in) investing activities	45.6	—	(77.5)	(413.3)	—	(445.2)
Cash Flows from Financing Activities:
Dividends paid on common shares	(296.3)	—	—	—	—	(296.3)
Repayment of debt and swaps	(1,776.2)	(650.0)	—	—	—	(2,426.2)
Proceeds of debt issuance	2,435.0	—	—	—	—	2,435.0
Debt issuance costs	(19.6)	—	—	—	—	(19.6)
Intercompany transactions, net	(350.0)	697.2	(40.3)	(306.4)	(0.5)	—
Payment under capital lease obligations	—	—	(8.1)	(0.1)	—	(8.2)
Other, net	(5.8)	—	—	—	—	(5.8)
Net cash (used in) provided from financing activities	(12.9)	47.2	(48.4)	(306.5)	(0.5)	(321.1)
Decrease in cash and cash equivalents	(27.2)	—	(14.9)	(11.6)	—	(53.7)
Cash and Cash Equivalents:
Beginning of period	57.5	—	26.5	48.0	—	132.0
End of period	$30.3	$—	$11.6	$36.4	$—	$78.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2012
(Millions)	Parent	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$111.4	$(6.1)	$21.4	$237.6	$(252.9)	$111.4
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	171.6	460.5	—	632.1
Provision for doubtful accounts	—	—	5.4	19.9	—	25.3
Equity in (earnings) losses from subsidiaries	(230.3)	(19.2)	(5.2)	1.8	252.9	—
Share-based compensation expense	—	—	1.5	12.2	—	13.7
Deferred income taxes	71.7	0.2	(1.0)	(6.9)	—	64.0
Unamortized net premium on retired debt	—	(16.2)	—	—	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	21.6	—	—	—	—	21.6
Other, net	8.0	(10.7)	0.1	(21.7)	—	(24.3)
Changes in operating assets and liabilities, net	221.9	(12.5)	(69.0)	(131.2)	—	9.2
Net cash provided from (used in) operations	204.3	(64.5)	124.8	572.2	—	836.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(83.9)	(418.2)	—	(502.1)
Broadband network expansion funded by stimulus grants	—	—	—	(37.8)	—	(37.8)
Changes in restricted cash	(6.1)	—	—	—	—	(6.1)
Grant funds received for broadband stimulus projects	19.6	—	—	—	—	19.6
Disposition of wireless assets	—	—	—	57.0	—	57.0
Other, net	—	—	3.9	2.2	—	6.1
Net cash provided from (used in) investing activities	13.5	—	(80.0)	(396.8)	—	(463.3)
Cash Flows from Financing Activities:
Dividends paid on common shares	(293.5)	—	—	—	—	(293.5)
Repayment of debt and swaps	(703.9)	(300.0)	—	—	—	(1,003.9)
Proceeds of debt issuance	750.0	—	—	—	—	750.0
Debt issuance costs	(2.4)	—	—	—	—	(2.4)
Intercompany transactions, net	(116.9)	364.5	(71.8)	(175.8)	—	—
Payment under capital lease obligations	—	—	(9.9)	(0.4)	—	(10.3)
Other, net	(2.6)	—	—	(0.3)	—	(2.9)
Net cash (used in) provided from financing activities	(369.3)	64.5	(81.7)	(176.5)	—	(563.0)
Decrease in cash and cash equivalents	(151.5)	—	(36.9)	(1.1)	—	(189.5)
Cash and Cash Equivalents:
Beginning of period	115.4	—	63.5	48.1	—	227.0
End of period	$(36.1)	$—	$26.6	$47.0	$—	$37.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Cash Flow Information:

During the six months ended June 30, 2013, we acquired equipment under capital leases of $29.3 million. We did not acquire any equipment under capital leases during the six months ended June 30, 2012.

14. Subsequent Events:

On August 7, 2013, we declared a dividend of $0.25 per share on our common stock, which is payable on October 15, 2013 to shareholders of record on September 30, 2013.

On August 8, 2013, we announced that we are exploring the possibility of reorganizing our corporate structure in such a way that Windstream Corporation will become a direct, wholly-owned subsidiary of a newly formed and publicly traded holding company (“HoldCo”). While the reorganization would have no immediate financial impact to our stockholders or creditors, we are evaluating it as a means to enhance our corporate structure, strengthen our credit profile and provide greater flexibility and efficiency in managing and financing existing and future strategic operations. We do not anticipate any change in our current dividend practice as a result of the reorganization. At the time of any proposed transaction, existing shares of Windstream Corporation common stock would automatically be exchanged for shares of HoldCo common stock on a one-for-one basis, and Windstream's existing shareholders on the date of such transaction would become HoldCo shareholders in the same amounts and percentages as they were in Windstream Corporation prior to the proposed transaction. Upon any such transaction, we would expect to list HoldCo common stock on the NASDAQ stock exchange under the same ticker symbol as Windstream Corporation currently trades, “WIN.” Following the proposed reorganization, Windstream Corporation would remain the primary obligor on its outstanding debt obligations and would continue filing periodic reports with the SEC, and HoldCo would not be subject to the restrictive covenants in our debt instruments. As the reorganization would occur at the parent company level, the remainder of our subsidiaries, operations and customers would not be affected. We will make a final decision regarding the proposed holding company structure after all regulatory approvals are obtained and our analysis is completed.

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

OVERVIEW

Our vision is to be the premier enterprise communications and services provider in the United States while maintaining our strong, stable consumer business. Windstream provides advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 25 data centers.

STRATEGY

Our strategy is to maximize growth opportunities with our enterprise business customers while optimizing our cost structure and maintaining the stability of our heritage consumer business. We are accomplishing our strategy by continuing to shift revenue streams away from traditional consumer voice services to our strategic growth areas of business services and consumer broadband. Business service and consumer broadband revenues were 71.4 percent and 71.2 percent of total revenues for the three and six month periods ended June 30, 2013, as compared to 68.4 percent and 68.3 percent for the same period in 2012. The diversification of our revenue streams helps us to offset revenue declines driven by consumer customer losses and wholesale revenue declines driven by intercarrier compensation reform.

We have made significant investments during the past two years in our network to expand our business service offerings and increase broadband speeds and capacity in our consumer markets. Capital expenditures will begin to decline in the latter part of this year as we begin to complete certain initiatives and return to a more normalized level.

Although new consumer customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. As a result, we continue to make investments to increase broadband speeds and capacity throughout our territories.

The expansion of our fiber transport network, through acquisitions and organic growth, enhances our ability to provide wireless transport, or backhaul services. We expect wireless data usage to continue to increase, which will drive the need for additional wireless backhaul capacity. We are also continuing to make significant investments in data centers to broaden the technology-based services we offer, including cloud computing and managed services.

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

To manage these pressures and improve our size, scale and cost structure, we completed three targeted acquisitions of other traditional telephone companies between 2006 and 2009. In early 2010, we made a critical move to accelerate the transformation of the company when we acquired NuVox Inc. ("NuVox"), a leading regional business services provider based in Greenville, South Carolina. NuVox added a broad portfolio of Internet protocol ("IP") based services and an aggressive sales force, and this acquisition marked an important step in positioning us to better serve business customers.

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

EXECUTIVE SUMMARY

Key activities during the six months ended June 30, 2013 included:

•	named for the first time to the 2013 FORTUNE 500 list of largest U.S. companies as ranked by revenue, placing No. 414;

•	continued focus on revenue growth opportunities in our business service and consumer broadband areas;

•	opened two new data centers in Nashville, Tennessee and Raleigh-Durham, North Carolina, demonstrating our commitment to meet the growing business demand for cloud-based and dedicated managed services;

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

•
entered into six new pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in our senior secured credit facilities in May, 2013 that will mature on June 17, 2016;

•
reduced the amount of interest we expect to pay going forward by completing a private placement during first quarter of $700 million in aggregate principal amount of 6.375 percent senior unsecured notes, due August 1, 2023 ("2023 Notes"), at an issue price at par to yield 6.375 percent, which were used to pay the consideration for the tender offer and consent solicitation to purchase for cash any and all of the outstanding 8.875 percent notes due June 30, 2017 ("PAETEC 2017 Notes"), together with related fees and expenses;

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

BUSINESS TRENDS

The following discussion highlights key trends affecting our business:

Business communications services: Demand for advanced communications services is expected to drive growth in revenues from business customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We view this as a strategic growth area, but we are subject to competition from other carriers and cable companies, which could suppress growth. We combat competition by offering personalized service to our business customers through advanced customized solutions, an integrated sales approach, and dedicated representatives. See "Competition" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, for more details.

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

Wireless backhaul: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and to wireless towers we currently serve with copper facilities. During the three and six month periods ended June 30, 2013, we spent approximately $45.6 million and $101.3 million on fiber-to-the-tower investments. We will continue to make success-based capital investments to offer additional wireless backhaul services to wireless carriers; however, we expect these investments to decrease substantially during the remainder of 2013 as we will have reached the vast majority of existing towers within our targeted area.

Consumer high-speed Internet: New consumer high-speed Internet additions are slowing as a result of our already high penetration of 71 percent of primary residential lines. We expect the pace of high-speed Internet customer growth to continue to slow as the number of households without high-speed Internet service shrinks and our penetration continues to increase. We lost approximately 11,400 consumer high-speed Internet customers during the second quarter of 2013. However, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We are continuing to focus on increasing our broadband speeds available to customers. As of June 30, 2013, we could deliver speeds up to 3 Megabits per second ("Mbps") to approximately 98 percent of our addressable lines, and speeds of up to 6 Mbps, 12 Mbps, and 24 Mbps are available to approximately 75 percent, 50 percent, and 15 percent of our addressable lines, respectively. Data speeds experienced by our customers are not guaranteed and can vary based on many factors including: the distance of the customer from the service office, condition of wiring, customer computer configuration, network or Internet congestion, and the server speed of the websites accessed.

Consumer voice line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in voice lines due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of June 30, 2013, all of our voice lines had wireless competition and approximately 70 percent of our voice lines had fixed-line voice competition. Consumer voice lines decreased 104,000, or 5.5 percent during the twelve month period ended June 30, 2013, primarily due to the effects of competition.

ORGANIZATION AND RESULTS OF OPERATIONS

We provide a wide range of telecom services, from advanced data solutions for businesses to basic voice services. Our sales, marketing and customer support teams are structured based upon the type of customer they serve. We deliver these services over owned or leased network facilities. Our corporate support teams, such as finance and accounting, human resources and legal, support our operations as a whole. A detailed discussion and analysis of our consolidated operating results is presented below.

The following table reflects our consolidated operating results as of June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions) (a) (b)	2013	2012	2013	2012
Revenues and sales:
Service revenues:
Business	$912.8	$892.2	$1,827.1	$1,788.4
Consumer	327.0	335.7	655.1	671.6
Wholesale	150.7	173.6	302.6	357.1
Other	59.3	67.6	120.2	138.3
Total service revenues	1,449.8	1,469.1	2,905.0	2,955.4
Product sales	56.3	65.3	101.5	117.3
Total revenues and sales	1,506.1	1,534.4	3,006.5	3,072.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	646.8	655.7	1,288.1	1,315.9
Cost of products sold	50.4	57.6	93.8	102.5
Selling, general and administrative	239.3	238.0	479.1	490.1
Depreciation and amortization	332.4	320.0	661.9	632.1
Merger and integration costs	6.8	19.4	11.9	41.7
Restructuring charges	2.7	10.3	7.6	11.2
Total costs and expenses	1,278.4	1,301.0	2,542.4	2,593.5
Operating income	227.7	233.4	464.1	479.2
Other (expense) income, net	(1.7)	3.2	0.6	9.8
(Loss) gain on early extinguishment of debt	—	—	(13.8)	1.9
Interest expense	(162.0)	(153.5)	(330.9)	(310.0)
Income from continuing operations before income taxes	64.0	83.1	120.0	180.9
Income taxes	24.3	31.6	28.0	68.9
Income from continuing operations	39.7	51.5	92.0	112.0
Discontinued operations	—	(0.5)	—	(0.6)
Net income	$39.7	$51.0	$92.0	$111.4
Operating Metrics: (Thousands)
Business Operating Metrics:
Customers
Enterprise	185.2	174.0
Small business	435.5	473.5
Total customers (c)	620.7	647.5

Carrier special access circuits	103.0	113.8

Consumer Operating Metrics:
Voice lines	1,783.3	1,887.5
High-speed Internet	1,194.5	1,210.7
Digital television customers	414.9	436.4
Total consumer connections	3,392.7	3,534.6

(a)	Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net income or comprehensive income.

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

(c)
Business customers include each individual customer location to which we provide service and exclude carrier special access circuits. Business customers are segmented between Enterprise customers which generate $750 or more in revenue per month and Small Business customers which generate less than $750 in revenue per month.

Business Service Revenues

Business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to enterprise and small-business customers. Business services also include revenues from other carriers for special access circuits and fiber connections. We expect business service revenues to be favorably impacted by increasing demand for data services such as integrated data and voice services, multi-site networking and data center services. As wireless data usage grows and fourth generation ("4G") networks are expanded, we expect to provide special access services to support the capacity needs of wireless carriers. Fiber-to-the-tower initiatives are designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage.

We experience competition in the business channel primarily from other carriers, including traditional telephone companies and competitive providers. Cable companies are also a source of competition, primarily for small business customers, but have begun to compete for larger customers by expanding their product and sales capabilities.

For the twelve months ended June 30, 2013, business customers decreased by approximately 26,800, or 4.1 percent. During the second quarter of 2013, our business customers decreased by approximately 6,300. Our growth in enterprise customers is outpaced by losses in small business customers, primarily due to business closures and competition from cable companies. However, our enterprise customers are driving growth in overall revenue through purchases of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

Despite the opportunities for growth from business services, competition and weakness in the economy may have the effect of suppressing revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in data and integrated services and high speed Internet revenues (a)	$25.4		$51.3
Due to increases in data center and managed services revenues (b)	2.9		5.0
Due to increases in carrier revenues (c)	1.8		6.2
Due to decreases in traditional voice, long distance and miscellaneous revenues (d)	(9.5)		(23.8)
Net increases in business revenues	$20.6	2%	$38.7	2%

(a)
Increases in data and integrated services revenues were primarily due to continued demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)	Increases in data center and managed services revenues, which include monitoring, maintenance and support services for business customers, reflected increased demand and incremental sales.

(c)
Increases in carrier revenues, which primarily represent monthly recurring charges for dedicated circuits and fiber-to-the-tower connections, were attributable to higher demand from wireless and other carriers, previously discussed.

(d)
Decreases in traditional voice service revenues were primarily attributable to competition and migration of existing customers to integrated services and bundled offerings. These declines were partially offset by $5.9 million and $12.0 million in the three and six month periods ended June 30, 2013, respectively, due to the implementation of the access recovery charge ("ARC"), which is a monthly charge established by the Federal Communications Commission ("FCC") designed to mitigate revenue reductions resulting from intercarrier compensation reform implemented in the third quarter of 2012, and increases in equipment rental revenue.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the twelve months ended June 30, 2013, consumer voice lines decreased by approximately 104,000, or 5.5 percent. Growth in revenues from high-speed Internet and related services help to offset some of the losses in consumer voice revenues due to competition. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the twelve months ended June 30, 2013, consumer high-speed Internet customers decreased by approximately 16,000, or 1.3 percent. During the second quarter of 2013, our consumer high-speed Internet customers decreased by approximately 11,400. As of June 30, 2013, we provided high-speed Internet service to approximately 71 percent of primary residential lines in service. As of June 30, 2013, approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2013, but we could experience some increased competition from high-speed Internet offerings of wireless competitors.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet revenues (a)	$6.3		$11.7
Due to decreases in voice, long distance and miscellaneous revenues (b)	(15.0)		(28.2)
Net decreases in consumer revenues	$(8.7)	(3)%	$(16.5)	(2)%

(a)	Increases in high-speed Internet revenues were primarily due to the continued migration of customers to higher speeds and increased sales of value added services, as previously discussed.

(b)
Decreases in voice service revenues were primarily attributable to declines in voice lines. These declines were partially offset by $2.5 million and $4.9 million in the three and six month periods ended June 30, 2013, respectively, due to the implementation of the ARC, as described above.

Wholesale Service Revenues

Wholesale service revenues include switched access revenues, federal Universal Service Fund ("USF") revenues and voice and data services sold to other carriers on a wholesale basis.

Switched access revenues include usage sensitive revenues from long distance companies and other carriers for access to our network in connection with the completion of long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our network facilities. USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas, further discussed in the "Regulatory Matters" section. In addition, we offer our voice and data services on a wholesale basis to other carriers.

Revenues from these services are expected to decline due to voice line losses and continued reductions in switched access rates.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in federal USF revenues (a)	$11.3		$24.4
Due to decreases in voice and other revenues	(1.5)		(2.0)
Due to decreases in state USF revenues	(2.5)		(4.8)
Due to decreases in switched access revenues (b)	(30.2)		(72.1)
Net decreases in wholesale revenues	$(22.9)	(13)%	$(54.5)	(15)%

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

Other Service Revenues

Other service revenues include USF surcharge revenues, revenues from software sales and service, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas. As a result, we expect other service revenues to decline as existing customers disconnect. Other service revenues decreased $8.3 million, or 12% and $18.1 million, or 13% in the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012.

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in business product sales	$0.4		$(6.0)
Due to decreases in consumer product sales	(2.4)		(2.9)
Due to decreases in contractor sales	(7.0)		(6.9)
Net decreases in product sales	$(9.0)	(14)%	$(15.8)	(13)%

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, bad debt and business taxes. Network operations include salaries and wages, materials, contractor costs, IT support and costs to lease certain network facilities. Interconnection consists of charges incurred to access the public switched network and transport traffic to the Internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Third-party costs for ancillary voice and data services include marketing, business and financial services, and consumer customer support.

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in network operations (a)	$8.1		$21.0
Due to changes in postretirement and pension (b)	4.5		(10.4)
Due to increases in other expenses	3.0		3.1
Due to decreases in federal USF expenses (c)	(6.0)		(9.3)
Due to decreases in third-party costs for ancillary voice and data services	(8.3)		(12.8)
Due to decreases in interconnection expense (d)	(10.2)		(19.4)
Net decreases in cost of services	$(8.9)	(1)%	$(27.8)	(2)%

(a)	Increases in network operations were due to higher leased network facilities costs as our fiber transport network expands and data center operations due to additional or expanded data centers.

(b)
Decrease in postretirement and pension expense for the six month period ended June 30, 2013 was primarily driven by curtailment gains recognized during the first and second quarter of 2013, as a result of the elimination of medical and prescription subsidies for certain active participants. See Note 7 for additional information.

(c)
Decreases in federal USF contributions were driven by a decrease in the USF contribution factor from 17.4 percent to 15.5 percent for the six month period ended June 30, 2012 and 2013, respectively. This decrease resulted in a proportionate decrease in surcharge revenues which is included in other service revenues.

(d)
Decreases in interconnection expense were attributable to the favorable impact of network efficiency projects and rate reductions primarily driven by intercarrier compensation reform, partially offset by increased purchases of circuits to service the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. Changes in cost of products sold were generally consistent with the change in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in product sales to business customers	$(0.5)		$(2.1)
Due to decreases in product sales to consumers	(0.4)		(0.7)
Due to decreases in sales to contractors	(6.3)		(5.9)
Net decreases in cost of products sold	$(7.2)	(13)%	$(8.7)	(8)%

Selling, General and Administrative ("SG&A")

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in sales and marketing expenses (a)	$2.1		$6.4
Due to changes in postretirement and pension (b)	0.8		(3.9)
Due to decreases in other costs (c)	(1.6)		(13.5)
Net changes in SG&A and other expenses	$1.3	1%	$(11.0)	(2)%

(a)
Increases in sales and marketing expenses were due to the expansion of our business sales channel, partially offset by lower advertising costs for the consumer channel and decreased consumer sales expenses.

(b)
Decrease in postretirement and pension expense for the six month period ended June 30, 2013 was primarily driven by curtailment gains recognized during the first and second quarter of 2013, as a result of the elimination of medical and prescription subsidies for certain active participants. See Note 7 for additional information.

(c)
Decrease in other costs for the six month period ended June 30, 2013, were primarily due to decreased salaries and wages and other benefits driven by cost savings related to management restructuring initiatives begun late in the second quarter of 2012 and completed during the second half of the year. As a result of these initiatives, we eliminated approximately 350 management positions.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of our property, plant and equipment and the amortization of our intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in depreciation expense (a)	$24.0		$55.0
Due to decreases in amortization expense (b)	(11.6)		(25.2)
Net increases in depreciation and amortization expense	$12.4	4%	$29.8	5%

(a)
Increases in depreciation expense were primarily due to additions in property, plant and equipment. Additionally, new depreciation rates were implemented beginning the first half of 2012 for certain subsidiaries which resulted in a net increase to depreciation expense.

(b)
Decreases in amortization expense reflect the use of the sum-of-the-years-digits method to amortize customer lists. The effect of using an accelerated amortization method results in incremental declines in expense each year as intangible assets amortize.

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

Set forth below is a summary of merger, integration and restructuring costs for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2013	2012	2013	2012
Merger and integration costs:
Transaction costs associated with acquisitions (a)	$—	$3.8	$—	$7.1
Employee-related transition costs (b)	2.0	4.1	3.7	14.3
Information technology conversion costs (c)	3.5	2.0	4.9	3.4
Rebranding, consulting and other costs (d)	1.3	9.5	3.3	16.9
Total merger and integration costs	6.8	19.4	11.9	41.7
Restructuring charges (e)	2.7	10.3	7.6	11.2
Total merger, integration and restructuring costs	$9.5	$29.7	$19.5	$52.9

(a)
During the six month period ended June 30, 2012, we incurred acquisition-related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisition of PAETEC. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee-related transition costs incurred during 2012 primarily consisted of severance related to the integration of PAETEC.

(c)
During the six month periods ended June 30, 2013 and 2012, respectively, information technology conversion costs primarily consisted of redundant IT platform integrations that will improve processes and result in efficiencies.

(d)	During 2012, the costs primarily reflected the nationwide rebranding of the PAETEC markets and consulting fees related to integration activities.

(e)
During the six month period ended June 30, 2013, we incurred charges related to the voluntary workforce reduction initiated to better align our focus on enterprise opportunities. For the three and six month periods in 2012, these costs are primarily related to the management restructuring initiatives previously discussed.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of June 30, 2013, we had unpaid merger, integration and restructuring liabilities totaling $12.6 million, which consisted of $1.9 million of accrued severance costs primarily associated with the integration of PAETEC, $1.8 million primarily associated with our 2012 management restructuring initiatives, and $8.9 million related to other integration activities. Accrued severance and related employee costs are included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. These payments will be funded through operating cash flows (see Note 8).

Operating Income

Operating income decreased $5.7 million, or 2.4 percent and $15.1 million, or 3.2 percent, during the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012. The decreases for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012, were primarily due to increased depreciation and amortization expense driven by additions of property, plant and equipment and higher depreciation rates, and reductions in wholesale revenues primarily due to intercarrier compensation reform. The adverse effects on operating income attributable to these factors were partially offset by a decrease in merger and integration costs and restructuring charges and our ongoing efforts to manage expenses.

Operating Income before Depreciation and Amortization ("OIBDA")

OIBDA increased $6.7 million, or 1.2 percent and $14.7 million, or 1.3 percent, for the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012 (see "Reconciliation of non-GAAP Financial Measures"). The increases for the three and six month periods ended June 30, 2013, were primarily due to a decrease in merger and integration costs and restructuring charges.

Other (Expense) Income, Net

Set forth below is a summary of other (expense) income, net for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2013	2012	2013	2012
Interest income	$—	$—	$1.0	$1.0
(Loss) gain on sale of non-operating assets (a)	(3.3)	0.3	(3.3)	7.4
Other income, net	0.6	3.7	0.7	4.0
Ineffectiveness of interest rate swaps	1.0	(0.8)	2.2	(2.6)
Other (expense) income, net	$(1.7)	$3.2	$0.6	$9.8

(a)	The gain for the six month period ended June 30, 2012, was primarily due to the sale of wireless assets associated with Iowa Telecom and D&E Communications, Inc. ("D&E").

(Loss) Gain on Extinguishment of Debt

During the six month period ended June 30, 2013, we retired all $650.0 million of the outstanding PAETEC 2017 Notes. The PAETEC 2017 Notes were purchased using proceeds of the 2023 Notes. We also amended our senior secured credit facility Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and credit facility amendment were accounted for under the extinguishment method, and as a result we recognized a loss on extinguishment of debt of $13.8 million during the six month period ended June 30, 2013.

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

The (loss) gain on extinguishment of debt is shown as follows for the six month period ended June 30:

(Millions)	2013	2012
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	$(2.5)	$—
Loss on early extinguishment for senior secured credit facility	(2.5)	—
PAETEC 2017 Notes:
Premium on early redemption	(51.5)	—
Third-party fees for early redemption	(1.0)	—
Unamortized premium on original issuance	41.2	—
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)	—
PAETEC 2015 Notes:
Premium on early redemption	—	(14.3)
Unamortized premium on original issuance	—	16.2
Gain on early extinguishment for PAETEC 2015 Notes	—	1.9
Total (loss) gain on early extinguishment of debt	$(13.8)	$1.9

Interest Expense

Set forth below is a summary of interest expense for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2013	2012	2013	2012
Senior secured credit facility, Tranche A	$4.6	$3.0	$9.2	$4.9
Senior secured credit facility, Tranche B	18.7	10.4	36.5	21.0
Senior secured credit facility, revolving line of credit	2.4	5.6	4.5	12.1
Senior unsecured notes	111.8	100.2	220.8	200.3
Credit facility extension fees	—	—	6.2	—
Notes issued by subsidiaries	11.2	22.5	25.6	46.5
Impacts of interest rate swaps	15.2	13.6	31.1	27.8
Interest on capital leases and other	0.6	0.8	1.3	1.8
Less capitalized interest expense	(2.5)	(2.6)	(4.3)	(4.4)
Total interest expense	$162.0	$153.5	$330.9	$310.0

Interest expense increased $8.5 million, or 5.5 percent and $20.9 million, or 6.7 percent for the three and six month periods ended June 30, 2013, as compared to the same periods of 2012, respectively. The increases in the three and six month periods ended June 30, 2013, were primarily due to additional interest and the amortization of issuance costs associated with the 2023 Notes issued in January 2013 and due to additional senior secured credit facility borrowings in the third quarter 2012 and the first quarter 2013.  These increases were offset, in part, by the payoff of the PAETEC 2015 and PAETEC 2017 Notes completed in the first quarter of 2012 and 2013, respectively.

We enter into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured credit facility. Four of our swaps are off-market swaps; therefore, they contain an embedded financing element. Our swap counterparties recover this financing through an incremental charge in our fixed rate over what we would be charged for an on-market swap. As such, a portion of our swaps' cash payment is representing the rate we would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. On May 31, 2013, we entered into six new pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in our senior secured credit facilities. These on-market swaps mature on June 17, 2016. See Note 4 for additional details.

Income Taxes

Income tax expense decreased $7.3 million, or 23.1 percent and $40.9 million, or 59.4 percent, for the three and six month periods ended June 30, 2013, as compared to the same periods in 2012. The decrease in income tax expense for the three month period is primarily due to a decrease in income before taxes. The decrease in income tax expense for the six month period is primarily due to a decrease in income before taxes and the effect of a discrete item recognized in the first quarter of 2013 of $17.8 million of previously unrecognized tax benefits, including interest, as a result of the expiration of the statute of limitations. Our effective tax rate was 38.0 percent and 23.3 percent for the three and six month periods ended June 30, 2013, as compared to 38.0 percent and 38.1 percent in the same periods in 2012. The decrease in the effective rate for the six month period of 2013 is primarily due to the discrete item discussed above. We do not expect this discrete item to have a significant impact on our 2013 annual results from operations or financial position.

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

Regulatory Matters

We are subject to regulatory oversight by the FCC for particular interstate matters and state public utility commissions ("PUCs") for certain intrastate matters. We are also subject to various federal and state statutes that direct such regulations. We actively monitor and participate in proceedings at the FCC and PUCs and engage federal and state legislatures on matters of importance to us.

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

In reforming the USF, the Order established the Connect America Fund, which included a short-term ("CAF Phase 1") and a longer-term ("CAF Phase 2") framework. CAF Phase 1 provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved locations. CAF Phase 1, Round 1, incremental broadband support was limited to $775 per unserved location in 2012. On July 24, 2012, we elected to accept approximately $0.7 million of the $60.4 million in incremental support allocated to us for 2012. As a result of our aggressive broadband deployment to date, we had very few unserved locations remaining in our service areas for which $775 in incremental support would have made broadband deployment economical. The FCC, however, approved our supported modifications to the rules governing CAF Phase 1, Round 2, incremental support for 2013. As a result, we should now be able to accept more of the broadband funding allocated to us this year, approximately $60.0 million, as well as potentially access funding carried over from 2012. CAF Phase 1, Round 2 proposed elections are due by August 20, 2013. Windstream has not yet announced how much funding it will seek, and we will not know the amount of incremental support that Windstream will receive until the FCC finalizes Round 2 funding, likely by the first quarter of 2014. Pursuant to commitments Windstream made while the FCC was considering the rules for Round 2, Windstream will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding it receives.

The FCC is currently working to establish rules for CAF Phase 2 funding based on a forward-looking cost model to further extend broadband to high-cost areas. Until the implementation of CAF Phase 2 is complete, the annual "legacy" USF funding will continue to be frozen at 2011 levels. We are required to use one-third of the frozen legacy support to operate and build broadband networks in areas substantially unserved by an unsubsidized competitor in 2013. In 2014, this condition would apply to two-thirds of the frozen legacy support, and in 2015 it will increase to 100 percent. Our expectation is that our federal legacy USF support this year will be approximately the same as that received for 2012.

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

On April 25, 2012, the FCC decided that originating access rates for intrastate long distance traffic exchanged between an Internet-protocol network and the traditional telecommunications network should be subject to default rates equal to interstate originating access rates beginning on July 1, 2014. The FCC refused at that time to adopt a mechanism that would allow companies to recover the loss of originating access revenues resulting from the change. On July 27, 2012, we filed a petition for review with the U.S. Court of Appeals of the District of Columbia seeking relief from the April 2012 ruling on the grounds that it is arbitrary, capricious, in excess of the FCC's statutory authority and otherwise not in accordance with law. That petition for review was transferred to the U.S. Court of Appeals for the 10th Circuit on August 28, 2012, and on October 1, 2012, our appeal was consolidated with 30 appeals on the Order. Briefing was completed in the second quarter of 2013 and oral arguments are scheduled for November 2013, with a decision expected in 2014. We continue to assess the impacts of the FCC's intercarrier compensation reform on our wholesale business activities.

Additional implications of the Order will likely result in future additional rulemaking and require significant interpretation, management judgment and collaboration with other telecommunications carriers. As a result of these factors, we could experience disputes with other carriers with respect to the proper amount of intercarrier compensation that is payable between such parties, and these disputes could become significant. Our policy is to establish reserves on wholesale revenues and accounts receivable balances when collectability is not reasonably assured. We do not believe that ultimate resolution of uncertainties, including asserted and unasserted disputes and claims from other telecommunications carriers, related to wholesale services provided to date will have a material impact on the future consolidated results of operations, cash flows or our financial condition.

Set forth below is a summary of intercarrier compensation revenue and federal universal service support included in wholesale revenues on the consolidated statements of income for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2013	2012	2013	2012
Intercarrier compensation revenue	$56.1	$86.3	$111.0	$183.1
Federal universal service support	$36.6	$25.4	$74.5	$50.2

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

Selected information related to the broadband stimulus expenditures and receipts is as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2013	2012	2013	2012	Inception to Date
Stimulus capital expenditures funded by RUS	$8.2	$25.8	$20.1	$37.8	$147.2
Stimulus capital expenditures funded by Windstream (a)	7.7	8.5	21.1	12.6	73.1
Total stimulus capital expenditures	$15.9	$34.3	$41.2	$50.4	$220.3
Funds received from RUS	$22.4	$12.9	$35.7	$19.6	$85.4

(a)
Stimulus capital expenditures funded by Windstream are included in our capital expenditure totals for each period presented in the statements of cash flows. This figure includes certain non-reimburseable charges for which we are responsible for the full amount of the cost.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the six month period ended June 30, 2013, we recognized $59.3 million in state USF revenue, which included approximately $40.0 million from the Texas USF. These payments are intended to provide additional support, beyond the federal USF receipts, for the high cost of operating in certain rural markets.

Several states are currently conducting reviews of their universal service funds and intercarrier compensation systems. In particular, last year the Texas PUC adopted an order that we expect to reduce our Texas USF support by approximately $4.3 million each year over the next four years. Additionally, the Texas PUC will soon be voting on a rate rebalancing settlement that would reduce Windstream's state Small Company Fund annual support from its current level of $10.1 million by approximately $845,000 each year over the next four years. Texas PUC officials also are considering needs-based reforms that could adversely impact our Texas USF support beginning in 2017. Outside of the Small Company Fund rate rebalancing proceeding, recently enacted state legislation provides that the PUC cannot implement needs-based or any other reforms that would further reduce Windstream's Texas USF support prior to 2017. We continue to work with Texas policymakers and industry members to obtain reasonable outcomes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, for more information regarding our state regulatory matters.

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

Our cash position decreased by $53.7 million to $78.3 million at June 30, 2013, from $132.0 million at December 31, 2012, as compared to a decrease of $189.5 million during the same period in 2012. Cash outflows in the six month period of 2013 were primarily driven by repayments of debt and payment of interest, capital expenditures and dividends. These outflows were partially offset by cash inflows from operations of $712.6 million and proceeds from debt issuances of $2,435.0 million.

Historical Cash Flows

The following table summarizes our cash flow activities for the six month period ended June 30:

(Millions)	2013	2012
Cash flows provided from (used in):
Operating activities	$712.6	$836.8
Investing activities	(445.2)	(463.3)
Financing activities	(321.1)	(563.0)
Decrease in cash and cash equivalents	$(53.7)	$(189.5)

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $124.2 million in the six month period ended June 30, 2013, as compared to the same period in 2012. The decrease during 2013 is primarily attributable to payment of debt refinancing premiums of $51.5 million, change in working capital reflecting increases in payments to reduce vendor payables and liabilities related to our restructuring initiatives and incentive compensation plans, and decreased earnings. These decreases were partially offset by a reduction in cash interest paid of $29.7 million.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. Cash used in investing activities decreased $18.1 million in the six month period ended June 30, 2013 as compared to the same period in 2012, primarily due to decreased capital expenditures, further discussed below. This decrease was partially offset by $16.1 million in additional grant funds received for broadband stimulus projects. Cash flows from investing activities for the six month period of 2012 was favorably impacted by approximately $57.0 million in proceeds received from the disposition of wireless assets.

Capital expenditures were $472.2 million for the six month period ended June 30, 2013 and $502.1 million for the same period in 2012. Capital expenditures decreased $29.9 million for the six month period ended June 30, 2013. Capital expenditures related to our fiber-to-the-tower initiatives have begun to decline from prior year, as we have reached the vast majority of existing towers within our targeted area. We are currently executing on fiber-to-the-tower projects we have won. These capital investments offer attractive long-term returns and position our business to continue improving our financial performance going forward. During the first half of 2013, expenditures for broadband network expansion funded by stimulus grants also declined $17.7 million compared to the same period of 2012. We expect total capital expenditures to decline over the course of 2013 as the fiber-to-the-tower and stimulus projects continue to wind down.

Cash Flows - Financing Activities

Cash used in financing activities decreased by $241.9 million for the six month period ended June 30, 2013, as compared to the same period in 2012. This decrease was due to additional debt proceeds, partially offset by increased repayments of debt, further discussed below. On January 8, 2013, we announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. As of February 6, 2013, approximately $588.5 million outstanding of the PAETEC 2017 Notes had been tendered. On February 25, 2013, we settled the redemption of the remaining $61.5 million outstanding. On January 23, 2013, we incurred new borrowings of $1,345.0 million of Tranche B4 senior secured credit facility due January 23, 2020, the proceeds of which were used to repay $19.5 million of the credit facility Tranche A2 and $280.9 million Tranche B term loans due in July 2013 and $1,042.9 million of the credit facility Tranche B2 term loans due in December 2015, plus accrued interest. Debt issuance costs associated with the new borrowings were $11.9 million. Of this amount, $5.7 million was recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings. The remaining $6.2 million of debt issuance costs were recorded to interest expense during the first quarter of 2013. We borrowed $390.0 million under the revolving line of credit in our senior secured credit facility and later repaid $390.0 million during the six month period ended June 30, 2013. Also on January 23, 2013, we completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023. Debt issuance costs associated with the new borrowings were $13.9 million.

During the first half of 2012, we retired $300.0 million in outstanding indebtedness related to the PAETEC 2015 Notes. Additionally, we borrowed $470.0 million under the revolving line of credit in our senior secured credit facility and later repaid $685.0 million during the first six months of 2012. We amended and restated $150.4 million of the Tranche A2 senior secured credit facility outstanding ("Tranche A2") to Tranche A3 senior secured credit facility ("Tranche A3") and incurred new borrowings of $280.0 million of Tranche A3 facility, which will also be due December 30, 2016.

Our board of directors maintains a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to our restricted payment capacity under our debt covenants as further discussed below. Dividends paid to shareholders were $0.25 per share during both the first and second quarters of 2013, totaling $296.3 million, which was an increase of $2.8 million, as compared to the same period in 2012, mostly due to additional shares issued and outstanding during 2013 and the vesting of restricted stock units. On August 7, 2013, we declared a dividend of $0.25 per share on our common stock, which is payable on October 15, 2013, to shareholders of record on September 30, 2013.

We amended our credit facility on August 8, 2012, to raise $900.0 million in additional term loan proceeds that were used to repay our revolver borrowings and for general corporate purposes. On August 1, 2013, we repaid at maturity $800.0 million in aggregate principal amount of senior unsecured 8.125 percent notes utilizing available borrowings under our revolving credit agreements. By the end of the year, we plan to repay approximately $200.0 million of the total revolver borrowings used to repay these notes from operating cash flows generated in the second half of 2013.

Pension

We did not make a pension contribution during the six months ended June 30, 2013. For 2013, the expected employer contribution for pension benefits will consist of $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans. During the third quarter of 2013, we intend to contribute to our qualified pension plan approximately $27.0 million, which we intend to make in Windstream stock, in order to avoid certain benefit restrictions. The amount and timing of future contributions to the pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan.

Debt Capacity

As of June 30, 2013, we had $8,927.4 million in long-term debt outstanding, including current maturities and excluding the net premium (see Note 3). As of June 30, 2013, the amount available for borrowing under the revolving line of credit was $1,234.3 million.

As previously discussed, effective August 8, 2012, we amended and restated our existing senior secured credit facilities to, among other things: (i) provide for the incurrence of up to $900.0 million of additional term loans, the proceeds of which were used to repay the full outstanding balance of the credit facility revolver, without any reduction in commitments, and for general corporate purposes; and (ii) modify certain other definitions and provisions.

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

As of June 30, 2013, we had approximately $1,136.0 million of restricted payment capacity as governed by our credit facility, which limits the amount of dividends we may distribute. We build additional capacity through cash generated from operations while dividend payments, share repurchases and other certain restricted investments reduce the available restricted payments capacity. We will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

Debt Covenants and Amendments

The terms of the credit facility and indentures issued by Windstream include customary covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.50 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0.

Certain of our debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2013, we were in compliance with all debt covenants and restrictions.

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

(Millions, except ratios)	June 30, 2013
Gross leverage ratio:
Long term debt including current maturities	$8,944.7
Capital leases, including current maturities	51.7
Total long term debt and capital leases	$8,996.4
Operating income, last twelve months	$872.4
Depreciation and amortization, last twelve months	1,327.4
Other non-cash and non-recurring expense adjustments required by the credit facility and indentures (a)	178.5
Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA")	$2,378.3
Leverage ratio (b)	3.78
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,378.3
Interest expense, last twelve months	$646.0
Adjustments required by the credit facility and indentures (c)	27.4
Adjusted interest expense	$673.4
Interest coverage ratio (d)	3.53
Minimum interest coverage ratio allowed	2.75

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

There have been no changes to these ratings subsequent to April 12, 2013. Factors that could affect our short and long-term credit ratings would include, but are not limited to, a material decline in our operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If our credit ratings were to be downgraded, we might incur higher interest costs on future borrowings, and our access to the public capital markets could be adversely affected. Our exposure to interest risk is further discussed in the Market Risk section below. A downgrade in our current short or long-term credit ratings would not accelerate scheduled principal payments of our existing long-term debt.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Contractual Obligations and Commitments

As more fully discussed in Note 3, on January 8, 2013, we announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. During February 2013, we redeemed all $650.0 million of PAETEC 2017 Notes. On January 23, 2013, we completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023 ("2023 Notes"). On January 23, 2013, we incurred new borrowings of $1,345.0 million of Tranche B4 senior secured credit facility due January 23, 2020, the proceeds of which were used to repay $19.5 million of the credit facility Tranche A2 and $280.9 million Tranche B term loans due in July 2013 and $1,042.9 million of the credit facility Tranche B2 term loans due in December 2015.

Set forth below is a summary of our material contractual obligations and commitments as of June 30, 2013, to include the changes discussed above:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$76.8	$985.2	$1,628.9	$6,236.5	$8,927.4
Interest payments on long-term debt obligations (b)	560.3	1,041.8	948.3	1,116.9	3,667.3
Total projected long-term debt and interest payments	$637.1	$2,027.0	$2,577.2	$7,353.4	$12,594.7

(a)	Excludes $17.3 million of unamortized premiums (net of discounts) included in long-term debt at June 30, 2013.

(b)	Variable rates on tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.19 percent at June 30, 2013.

Otherwise, there have been no significant changes in our contractual obligations and commitments since December 31, 2012, as set forth in our Annual Report on Form 10-K.

Possible Change in Corporate Structure

As more fully discussed in Note 14, on August 8, 2013, we announced that we are exploring the possibility of reorganizing our corporate structure by forming a new publicly traded holding company (“HoldCo”) as a means to enhance our corporate structure, strengthen our credit profile and provide greater flexibility in managing and financing existing and future strategic operations. At the time of any proposed transaction, Windstream will become a direct, wholly-owned subsidiary of HoldCo. On the date of such transaction, existing shares of Windstream Corporation common stock would automatically be exchanged for shares of HoldCo common stock on a one-for-one basis, and Windstream's existing shareholders would become HoldCo shareholders in the same amounts and percentages as they were in Windstream Corporation prior to the proposed transaction. Upon any such transaction, we would expect to list HoldCo common stock on the NASDAQ stock exchange under the same ticker symbol as Windstream Corporation currently trades, “WIN.” We do not anticipate any change in our current dividend practice as a result of the reorganization. We will make a final decision regarding the proposed holding company structure after all regulatory approvals are obtained and we have completed our analysis.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions)	2013	2012	%	2013	2012	%
Operating income	$227.7	$233.4		$464.1	$479.2
Depreciation and amortization	332.4	320.0		661.9	632.1
OIBDA (a)	$560.1	$553.4	1%	$1,126.0	$1,111.3	1%

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

There were no material changes to our critical accounting policies during the six month period ended June 30, 2013.

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

WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2013, are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC") on February 20, 2013. Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not directly own significant marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries. However, our pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

Interest Rate Risk

We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates we are charged under our senior secured credit facility. Under our current policy, we enter into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of our total debt outstanding. For a detailed discussion of our interest rate swap agreements, see Note 4 to the consolidated financial statements.

We have established policies and procedures for risk assessment and the approval, reporting and monitoring of interest rate swap activity. We do not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of June 30, 2013, the unhedged portion of our variable rate senior secured credit facility was $959.1 million, or approximately 10.8 percent of our total outstanding long-term debt. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $9.6 million. Actual results may differ from this estimate.

Equity Risk

We have exposure to market risk through our pension plan investments. During the six month period ended June 30, 2013, the fair market value of these investments decreased from $999.0 million to $941.6 million due to the loss on assets held of $15.6 million, or 1.6 percent, routine benefit payments of $31.1 million and lump sum payments and administrative expenses of $10.7 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan. See "Critical Accounting Policies and Estimates - Pension Benefits" in Market Risk portion of our Financial Supplement of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, for a discussion of the sensitivity of our pension expense.

Foreign Currency Risk

Although we do not operate in foreign countries, our pension plan invests in international securities. As of June 30, 2013 approximately $20.2 million or 2.1 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure. Based on a 10 percent hypothetical change in the U.S. dollar to various foreign exchange markets, we estimate that our pension fair value would change by $2.0 million, which would be offset by a corresponding change in the U.S. dollar value of our net pension investments.

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

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 65.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM CORPORATION
(Registrant)

/s/ Anthony W. Thomas
Anthony W. Thomas Chief Financial Officer and Treasurer (Principal Financial Officer)
August 8, 2013

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