Form 10-Q
period 2013-09-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM CORP
filed 2013-11-07
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Commission File Number	I.R.S. Employer Identification No.

Windstream Holdings, Inc.	Delaware	001-32422	46-2847717
Windstream Corporation	Delaware	001-36093	20-0792300

4001 Rodney Parham Road
Little Rock, Arkansas		72212
(Address of principal executive offices)		(Zip Code)

	(501) 748-7000
(Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Windstream Holdings, Inc.	☒ YES ☐ NO
Windstream Corporation	☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Windstream Holdings, Inc.	☒ YES ☐ NO
Windstream Corporation	☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Windstream Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☐
Windstream Corporation	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Windstream Holdings, Inc.	☐ YES ☒ NO
Windstream Corporation	☐ YES ☒ NO

As of October 31, 2013, 596,073,169 shares of common stock of Windstream Holdings, Inc. and 1,000 shares of common stock of Windstream Corporation were outstanding. All of Windstream Corporation’s outstanding common stock, for which there is no trading market, is held by Windstream Holdings, Inc.

This Form 10-Q is a combined quarterly report being filed separately by two registrants:Windstream Holdings, Inc. and Windstream Corporation. Windstream Corporation is a direct, wholly-owned subsidiary of Windstream Holdings, Inc. Accordingly, Windstream Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, the use of the terms "Windstream," "we," "us" or "our" shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term "Windstream Corp." shall refer to Windstream Corporation and its subsidiaries.

The Exhibit Index is located on page 75.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2013	2012	2013	2012
Revenues and sales:
Service revenues:
Business	$916.2	$906.4	$2,743.3	$2,694.8
Consumer	323.6	333.6	978.7	1,005.2
Wholesale	147.8	181.9	450.4	539.0
Other	60.3	64.0	180.5	202.3
Total service revenues	1,447.9	1,485.9	4,352.9	4,441.3
Product sales	55.7	59.5	157.2	176.8
Total revenues and sales	1,503.6	1,545.4	4,510.1	4,618.1
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	645.0	671.4	1,933.1	1,987.3
Cost of products sold	47.9	56.8	141.7	159.3
Selling, general and administrative	246.1	229.4	725.2	719.5
Depreciation and amortization	338.4	326.4	1,000.3	958.5
Merger and integration costs	5.1	12.7	17.0	54.4
Restructuring charges	1.5	12.1	9.1	23.3
Total costs and expenses	1,284.0	1,308.8	3,826.4	3,902.3
Operating income	219.6	236.6	683.7	715.8
Other (expense) income, net	(5.6)	(5.3)	(5.0)	4.6
(Loss) gain on early extinguishment of debt	(14.7)	—	(28.5)	1.9
Interest expense	(148.8)	(155.4)	(479.7)	(465.4)
Income from continuing operations before income taxes	50.5	75.9	170.5	256.9
Income taxes	19.9	29.1	47.9	98.0
Income from continuing operations	30.6	46.8	122.6	158.9
Discontinued operations	—	—	—	(0.7)
Net income	$30.6	$46.8	$122.6	$158.2
Basic and diluted earnings per share:
From continuing operations	$.05	$.08	$.20	$.27
From discontinued operations	—	—	—	—
Net income	$.05	$.08	$.20	$.27

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2013	2012	2013	2012
Net income	$30.6	$46.8	$122.6	$158.2
Other comprehensive (loss) income:
Interest rate swaps:
Changes in designated interest rate swaps	(6.9)	(18.8)	21.6	(23.6)
Amortization of unrealized losses on de-designated interest rate swaps	6.0	11.3	31.6	33.0
Income tax benefit (expense)	0.4	2.9	(20.3)	(3.6)
Unrealized holding (losses) gains on interest rate swaps	(0.5)	(4.6)	32.9	5.8
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	—	0.6	4.2	3.8
Plan curtailment	(6.5)	—	(31.8)	(9.6)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.5	0.6	1.3	1.8
Amortization of prior service credits	(2.2)	(3.1)	(7.0)	(9.1)
Income tax benefit	3.2	0.5	13.0	4.8
Change in postretirement and pension plans	(5.0)	(1.4)	(20.3)	(8.3)
Other comprehensive (loss) income	(5.5)	(6.0)	12.6	(2.5)
Comprehensive income	$25.1	$40.8	$135.2	$155.7

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$73.4	$132.0
Restricted cash	13.5	26.5
Accounts receivable (less allowance for doubtful
accounts of $40.8 and $42.6, respectively)	634.8	614.1
Inventories	68.5	75.0
Deferred income taxes	96.2	249.5
Prepaid income taxes	19.0	23.3
Prepaid expenses and other	179.2	179.7
Total current assets	1,084.6	1,300.1
Goodwill	4,340.9	4,340.9
Other intangibles, net	2,090.5	2,311.3
Net property, plant and equipment	5,781.0	5,862.7
Other assets	189.7	167.0
Total Assets	$13,486.7	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$86.0	$866.0
Current portion of interest rate swaps	29.6	29.0
Accounts payable	389.5	363.7
Advance payments and customer deposits	223.6	223.3
Accrued dividends	150.7	148.9
Accrued taxes	104.3	104.3
Accrued interest	153.1	113.6
Other current liabilities	298.9	319.6
Total current liabilities	1,435.7	2,168.4
Long-term debt	8,760.8	8,099.8
Deferred income taxes	1,810.4	1,896.3
Other liabilities	625.0	712.7
Total liabilities	12,631.9	12,877.2
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
596.1 and 588.2 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	835.7	1,098.3
Accumulated other comprehensive income	19.0	6.4
Retained earnings	—	—
Total shareholders’ equity	854.8	1,104.8
Total Liabilities and Shareholders’ Equity	$13,486.7	$13,982.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2013	2012
Cash Provided from Operations:
Net income	$122.6	$158.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	1,000.3	958.5
Provision for doubtful accounts	49.8	41.7
Share-based compensation expense	34.0	19.3
Deferred income taxes	59.6	91.9
Unamortized net premium on retired debt	(38.1)	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	31.6	33.0
Plan curtailment and other, net	(18.5)	(25.7)
Changes in operating assets and liabilities, net
Accounts receivable	(70.5)	(71.8)
Income tax receivable	0.6	122.2
Prepaid income taxes	3.7	(7.4)
Prepaid expenses and other	(23.7)	(33.1)
Accounts payable	25.8	(2.2)
Accrued interest	39.5	(5.5)
Accrued taxes	—	(10.2)
Other current liabilities	(47.0)	(4.3)
Other liabilities	(16.4)	(2.1)
Other, net	7.4	(2.7)
Net cash provided from operations	1,160.7	1,243.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(666.0)	(809.4)
Broadband network expansion funded by stimulus grants	(28.8)	(68.8)
Changes in restricted cash	13.0	(18.2)
Grant funds received for broadband stimulus projects	53.5	26.5
Disposition of wireless assets	—	57.0
Other, net	—	7.0
Net cash used in investing activities	(628.3)	(805.9)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	(440.5)
Repayment of debt and swaps	(4,093.2)	(1,848.6)
Proceeds of debt issuance	3,997.5	1,775.0
Debt issuance costs	(29.7)	(19.0)
Payment under capital lease obligations	(13.8)	(15.3)
Other, net	(7.2)	(1.5)
Net cash used in financing activities	(591.0)	(549.9)
Decrease in cash and cash equivalents	(58.6)	(112.2)
Cash and Cash Equivalents:
Beginning of period	132.0	227.0
End of period	$73.4	$114.8
Supplemental Cash Flow Disclosures:
Interest paid	$417.4	$448.9
Income taxes paid (refunded), net	$4.4	$(103.8)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8
Net income	—	—	122.6	122.6
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(20.3)	—	(20.3)
Amortization of unrealized losses on de-designated interest rate swaps	—	19.5	—	19.5
Changes in designated interest rate swaps	—	13.4	—	13.4
Comprehensive income	—	12.6	122.6	135.2
Share-based compensation expense	20.2	—	—	20.2
Stock options exercised	0.7	—	—	0.7
Stock issued to 401(k) plan	20.4	—	—	20.4
Stock issued to Windstream Pension Plan	27.8	—	—	27.8
Taxes withheld on vested restricted stock and other	(8.2)	—	—	(8.2)
Dividends of $0.75 per share declared to shareholders	(323.5)	—	(122.6)	(446.1)
Balance at September 30, 2013	$835.8	$19.0	$—	$854.8

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2013	2012	2013	2012
Revenues and sales:
Service revenues:
Business	$916.2	$906.4	$2,743.3	$2,694.8
Consumer	323.6	333.6	978.7	1,005.2
Wholesale	147.8	181.9	450.4	539.0
Other	60.3	64.0	180.5	202.3
Total service revenues	1,447.9	1,485.9	4,352.9	4,441.3
Product sales	55.7	59.5	157.2	176.8
Total revenues and sales	1,503.6	1,545.4	4,510.1	4,618.1
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	645.0	671.4	1,933.1	1,987.3
Cost of products sold	47.9	56.8	141.7	159.3
Selling, general and administrative	246.1	229.4	725.2	719.5
Depreciation and amortization	338.4	326.4	1,000.3	958.5
Merger and integration costs	5.1	12.7	17.0	54.4
Restructuring charges	1.5	12.1	9.1	23.3
Total costs and expenses	1,284.0	1,308.8	3,826.4	3,902.3
Operating income	219.6	236.6	683.7	715.8
Other (expense) income, net	(5.6)	(5.3)	(5.0)	4.6
(Loss) gain on early extinguishment of debt	(14.7)	—	(28.5)	1.9
Interest expense	(148.8)	(155.4)	(479.7)	(465.4)
Income from continuing operations before income taxes	50.5	75.9	170.5	256.9
Income taxes	19.9	29.1	47.9	98.0
Income from continuing operations	30.6	46.8	122.6	158.9
Discontinued operations	—	—	—	(0.7)
Net income	$30.6	$46.8	$122.6	$158.2

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2013	2012	2013	2012
Net income	$30.6	$46.8	$122.6	$158.2
Other comprehensive income (loss):
Interest rate swaps:
Changes in designated interest rate swaps	(6.9)	(18.8)	21.6	(23.6)
Amortization of unrealized losses on de-designated interest rate swaps	6.0	11.3	31.6	33.0
Income tax benefit (expense)	0.4	2.9	(20.3)	(3.6)
Unrealized holding (losses) gains on interest rate swaps	(0.5)	(4.6)	32.9	5.8
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	—	0.6	4.2	3.8
Plan curtailment	(6.5)	—	(31.8)	(9.6)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.5	0.6	1.3	1.8
Amortization of prior service credits	(2.2)	(3.1)	(7.0)	(9.1)
Income tax benefit	3.2	0.5	13.0	4.8
Change in postretirement and pension plans	(5.0)	(1.4)	(20.3)	(8.3)
Other comprehensive (loss) income	(5.5)	(6.0)	12.6	(2.5)
Comprehensive income	$25.1	$40.8	$135.2	$155.7

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value and number of shares)	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$73.4	$132.0
Restricted cash	13.5	26.5
Accounts receivable (less allowance for doubtful
accounts of $40.8 and $42.6, respectively)	634.8	614.1
Inventories	68.5	75.0
Deferred income taxes	96.2	249.5
Prepaid income taxes	19.0	23.3
Prepaid expenses and other	179.2	179.7
Total current assets	1,084.6	1,300.1
Goodwill	4,340.9	4,340.9
Other intangibles, net	2,090.5	2,311.3
Net property, plant and equipment	5,781.0	5,862.7
Other assets	189.7	167.0
Total Assets	$13,486.7	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$86.0	$866.0
Current portion of interest rate swaps	29.6	29.0
Accounts payable	389.5	363.7
Payable to Windstream Holdings, Inc.	150.7	—
Advance payments and customer deposits	223.6	223.3
Accrued dividends	—	148.9
Accrued taxes	104.3	104.3
Accrued interest	153.1	113.6
Other current liabilities	298.9	319.6
Total current liabilities	1,435.7	2,168.4
Long-term debt	8,760.8	8,099.8
Deferred income taxes	1,810.4	1,896.3
Other liabilities	625.0	712.7
Total liabilities	12,631.9	12,877.2
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock, 1,000 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 1.0 billion shares authorized,
588.2 million shares issued and outstanding at December 31, 2012	—	0.1
Additional paid-in capital	835.8	1,098.3
Accumulated other comprehensive income	19.0	6.4
Retained earnings	—	—
Total shareholders’ equity	854.8	1,104.8
Total Liabilities and Shareholders’ Equity	$13,486.7	$13,982.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2013	2012
Cash Provided from Operations:
Net income	$122.6	$158.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	1,000.3	958.5
Provision for doubtful accounts	49.8	41.7
Share-based compensation expense	34.0	19.3
Deferred income taxes	59.6	91.9
Unamortized net premium on retired debt	(38.1)	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	31.6	33.0
Plan curtailment and other, net	(18.5)	(25.7)
Changes in operating assets and liabilities, net
Accounts receivable	(70.5)	(71.8)
Income tax receivable	0.6	122.2
Prepaid income taxes	3.7	(7.4)
Prepaid expenses and other	(23.7)	(33.1)
Accounts payable	25.8	(2.2)
Accrued interest	39.5	(5.5)
Accrued taxes	—	(10.2)
Other current liabilities	(47.0)	(4.3)
Other liabilities	(16.4)	(2.1)
Other, net	7.4	(2.7)
Net cash provided from operations	1,160.7	1,243.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(666.0)	(809.4)
Broadband network expansion funded by stimulus grants	(28.8)	(68.8)
Changes in restricted cash	13.0	(18.2)
Grant funds received for broadband stimulus projects	53.5	26.5
Disposition of wireless assets	—	57.0
Other, net	—	7.0
Net cash used in investing activities	(628.3)	(805.9)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	(440.5)
Repayment of debt and swaps	(4,093.2)	(1,848.6)
Proceeds of debt issuance	3,997.5	1,775.0
Debt issuance costs	(29.7)	(19.0)
Payment under capital lease obligations	(13.8)	(15.3)
Other, net	(7.2)	(1.5)
Net cash used in financing activities	(591.0)	(549.9)
Decrease in cash and cash equivalents	(58.6)	(112.2)
Cash and Cash Equivalents:
Beginning of period	132.0	227.0
End of period	$73.4	$114.8
Supplemental Cash Flow Disclosures:
Interest paid	$417.4	$448.9
Income taxes paid (refunded), net	$4.4	$(103.8)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8
Net income	—	—	122.6	122.6
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(20.3)	—	(20.3)
Amortization of unrealized losses on de-designated interest rate swaps	—	19.5	—	19.5
Changes in designated interest rate swaps	—	13.4	—	13.4
Comprehensive income	—	12.6	122.6	135.2
Share-based compensation expense	20.2	—	—	20.2
Stock options exercised	0.7	—	—	0.7
Stock issued to 401(k) plan	20.4	—	—	20.4
Stock issued to Windstream Pension Plan	27.8	—	—	27.8
Taxes withheld on vested restricted stock and other	(8.2)			(8.2)
Distributions payable to Windstream Holdings, Inc.	(118.8)	—	(30.6)	(149.4)
Dividends of $0.50 per share declared to shareholders	(204.7)	—	(92.0)	(296.7)
Balance at September 30, 2013	$835.8	$19.0	$—	$854.8

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements:

In these consolidated financial statements, unless the context requires otherwise, the use of the terms "Windstream," "we," "us" or "our" shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term "Windstream Corp." shall refer to Windstream Corporation and its subsidiaries.

Change in Organizational Structure – On August 30, 2013, through the creation of a new holding company structure (the "Holding Company Formation"), Windstream Corporation ("Windstream Corp.") became a wholly-owned subsidiary of a new publicly traded parent company, Windstream Holdings, Inc. ("Windstream Holdings"). As the reorganization occurred at the parent company level, the remainder of our subsidiaries, operations and customers were not affected. Therefore, the operations of Windstream Corp. are the same as the operations of Windstream Holdings as of September 30, 2013. Accordingly, the historical financial statements reflect the effect of the Holding Company Formation for all periods presented.

The Holding Company Formation was effected through the merger of Windstream Corp. with and into WIN Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Windstream Holdings, with Windstream Corp. surviving the merger and becoming a direct, wholly-owned subsidiary of Windstream Holdings. At the effective time of the merger, each share of Windstream Corp. common stock, par value $0.0001 per share, issued and outstanding was automatically converted into and was deemed exchanged for one share of Windstream Holdings common stock, par value $0.0001 per share, having the same rights, powers, preferences, qualifications, limitations and restrictions as the Windstream Corp. common stock being converted and exchanged. As a result of the Holding Company Formation, Windstream Holdings common stock replaced the Windstream Corp. common stock on the Nasdaq Global Select Market and on September 3, 2013, began trading under the ticker symbol "WIN". Windstream Corp. common stock no longer trades on any stock market.

At the effective time of the merger, all unvested time-based and performance-based restricted stock and restricted stock units and all unexercised and unexpired options and warrants to purchase Windstream Corp. common stock then outstanding under Windstream Corp.'s equity compensation plans and any other equity incentive plans of Windstream Corp. then in existence which allows for the purchase, grant or issuance of Windstream Corp. common stock, whether or not then exercisable, were assumed by Windstream Holdings. Each restricted share, restricted stock unit, option or warrant assumed by Windstream Holdings under the Holding Company Formation will continue to have, and be subject to, the same terms and conditions as set forth in the applicable equity compensation plan and the applicable agreements thereunder immediately prior to the effective time of the merger.

Following the Holding Company Formation, Windstream Corp. and its guarantor subsidiaries remained the sole obligors on its outstanding debt obligations and, as a result will continue to file periodic reports with the Securities and Exchange Commission ("SEC"). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.'s debt agreements. The existing Windstream Corp. board of directors and officers oversee both companies.

Description of Business – We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 26 data centers offering managed services and cloud computing.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on February 20, 2013.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses incurred directly by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. Earnings per share data has not been presented for Windstream Corp., because following the Holding Company Formation, that entity has not issued publicly held common stock as defined in U.S. GAAP. Unless otherwise indicated, the note disclosures included herein pertain to both Windstream Holdings and Windstream Corp.

Supplemental Cash Flow Information – During the nine months ended September 30, 2013, we acquired equipment under capital leases of $50.8 million. We did not acquire any equipment under capital leases during the nine months ended September 30, 2012.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

The following table presents the effect of the revision on our consolidated statements of income for the three and nine month periods ended September 30, 2012:

	Three Months Ended			Nine Months Ended
(Millions, except per share amounts)	As Previously Reported	Effect of Revision	As Revised	As Previously Reported	Effect of Revision	As Revised
Consumer service revenues	$335.4	$(1.8)	$333.6	$1,010.0	$(4.8)	$1,005.2
Total service revenues	1,487.7	(1.8)	1,485.9	4,446.1	(4.8)	4,441.3
Product sales	64.7	(5.2)	59.5	189.3	(12.5)	176.8
Total revenues and sales	1,552.4	(7.0)	1,545.4	4,635.4	(17.3)	4,618.1
Selling, general, and administrative	225.4	4.0	229.4	713.4	6.1	719.5
Operating income	247.7	(11.1)	236.6	739.2	(23.4)	715.8
Income taxes	33.3	(4.2)	29.1	107.1	(9.1)	98.0
Income from continuing operations	53.7	(6.9)	46.8	173.2	(14.3)	158.9
Net income	53.7	(6.9)	46.8	172.5	(14.3)	158.2
Basic and diluted earnings per share:
Net income	$.09	($.01)	$.08	$.29	($.02)	$.27

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

Recently Issued Authoritative Guidance

Unrecognized tax benefits - In July 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that requires that unrecognized tax benefits be classified as an offset to deferred tax assets to the extent of any net operating loss carryforwards, similar tax loss carryforwards, or tax credit carryforwards available at the reporting date in the applicable tax jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. An exception would apply if the tax law of the tax jurisdiction does not require us to use, and we do not intend to use, the deferred tax asset for such purpose. Accordingly, this guidance will have no impact to our consolidated financial statements.

There were no other accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

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

Intangible assets were as follows at:

	September 30, 2013			December 31, 2012
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(189.7)	$1,095.4	$1,285.1	$(157.6)	$1,127.5
Customer lists	1,914.0	(933.0)	981.0	1,914.0	(747.6)	1,166.4
Cable franchise rights	39.8	(26.8)	13.0	39.8	(25.9)	13.9
Other	37.9	(36.8)	1.1	37.9	(34.4)	3.5
Balance	$3,276.8	$(1,186.3)	$2,090.5	$3,276.8	$(965.5)	$2,311.3

Intangible asset amortization methodology and useful lives were as follows as of September 30, 2013:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $72.5 million and $220.8 million for the three and nine month periods ended September 30, 2013, as compared to $85.7 million and $259.3 million for the same periods in 2012. Amortization expense for intangible assets is expected to be $70.4 million for the remainder of 2013. Amortization expense for intangible assets subject to amortization is estimated to be $256.2 million, $223.1 million, $185.0 million, $157.2 million and $130.2 million in 2014, 2015, 2016, 2017 and 2018, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations:

Windstream Holdings has no direct debt obligations. All debt, including the facilities described below, have been incurred by Windstream Corp. and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	September 30, 2013	December 31, 2012
Issued by Windstream Corp.:
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013	$—	$19.5
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	392.7	408.8
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017	281.2	292.5
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	—	280.9
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015	—	1,042.9
Senior secured credit facility, Tranche B3 – variable rates, due August 8, 2019	592.5	597.0
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020	1,334.9	—
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	700.0	—
Debentures and notes, without collateral:
2013 Notes – 8.125%, due August 1, 2013	—	800.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2019 Notes – 7.000%, due March 15, 2019	—	500.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	950.0	450.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	—
Issued by subsidiaries of Windstream Corp.:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.1	2.1
PAETEC 2017 Notes – 8.875%, due June 30, 2017	—	650.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	10.0	10.0
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Premium on long-term debt, net	33.4	62.1
	8,846.8	8,965.8
Less current maturities	(86.0)	(866.0)
Total long-term debt	$8,760.8	$8,099.8

Senior Secured Credit Facility

On January 23, 2013, Windstream Corp. incurred new borrowings of $1,345.0 million under Tranche B4 of the senior secured credit facility due January 23, 2020; the proceeds of which were used to repay $19.5 million of Tranche A2 and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of the senior secured credit facility due in December 2015, plus accrued interest. Debt issuance costs associated with the new borrowings were $11.9 million. Of this amount, $5.7 million was recorded in other assets in the consolidated balance sheet and will be amortized into interest expense over the life of the borrowings. The remaining $6.2 million of debt issuance costs were recorded to interest expense in the first quarter of 2013 in accordance with debt modification accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

Revolving line of credit - During the first nine months of 2013, Windstream Corp. borrowed $1,435.0 million under the revolving line of credit in our senior secured credit facility and repaid $735.0 million of these borrowings through September 30, 2013. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $16.9 million, the amount available for borrowing under the revolving line of credit was $533.1 million at September 30, 2013.

The variable interest rate on the revolving line of credit ranged from 2.43 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.52 percent during the first nine months of 2013, as compared to variable interest rates during the first nine months of 2012, which ranged from 2.49 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.52 percent. The revolving line of credit will expire on December 17, 2015.

Debentures and Notes, without Collateral Issued in 2013

2021 Notes - On August 26, 2013, Windstream Corp. completed the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, at an issue price of 103.500 percent to yield 7.171 percent. The notes have terms substantially identical to the terms of the existing 7.750 percent senior notes due 2021, but were issued under a separate indenture. Interest is paid semi-annually. Pursuant to a registration rights agreement, the notes will be exchanged at a later date for additional 7.750 percent senior notes due 2021 issued under the indenture governing the existing notes. For financial reporting purposes, both the newly issued and existing 7.750 percent senior notes due 2021 are collectively referred to as the "2021 Notes". Debt issuance costs associated with the new borrowings were $10.1 million, which were recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings.

2023 Notes - On January 23, 2013, Windstream Corp. completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023, at an issue price at par to yield 6.375 percent ("the 2023 Notes"). Interest is paid semi-annually. Debt issuance costs associated with the new borrowings were $13.9 million, which were recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings.

Debentures and Notes Repaid in 2013

2013 Notes - On August 1, 2013, Windstream Corp. repaid at maturity all of the outstanding $800.0 million aggregate principal amount of these senior unsecured notes utilizing available borrowings under the revolving line of credit.

2019 Notes - On August 12, 2013, Windstream Corp. announced a tender offer to purchase for cash all of the outstanding $500.0 million aggregate principal amount of 7.000 percent senior unsecured notes due March 15, 2019 ("2019 Notes"). As of September 9, 2013, approximately $431.2 million of the 2019 Notes had been tendered. On or prior to the early tender deadline of August 23, 2013, Windstream Corp. paid total consideration of $1,027.83 per $1,000 aggregate principal amount of 2019 Notes, which included a $25 early tender payment, plus accrued and unpaid interest. For the period beginning after the early tender deadline, but on or prior to the expiration date, Windstream Corp. paid total consideration of $1,002.83 per $1,000 aggregate principal amount of 2019 Notes plus accrued and unpaid interest. On September 25, 2013, the redemption of the remaining $68.8 million outstanding principal amount was settled at a price equal to the stated rate in the indenture of 102.333 percent of the remaining principal thereof plus accrued and unpaid interest. Proceeds from the issuance of the 2021 Notes, together with available cash, were used to pay the consideration for the tender offer and to redeem the outstanding 2019 Notes, along with related fees and expenses.

PAETEC 2017 Notes - In connection with our acquisition of PAETEC Holding Corp ("PAETEC") on November 30, 2011, Windstream Corp. assumed $650.0 million of 8.875 percent notes due June 30, 2017 ("PAETEC 2017 Notes"). Interest was payable semi-annually.

On January 8, 2013, Windstream Corp. announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. As of February 6, 2013, approximately $588.5 million of the PAETEC 2017 Notes had been tendered. On or prior to the early tender deadline of January 22, 2013, Windstream Corp. paid total consideration of $1,080 per $1,000 aggregate principal amount of PAETEC 2017 Notes, which included a $30 early tender payment, plus accrued and unpaid interest. For the period beginning after the early tender deadline, but on or prior to the expiration date, Windstream Corp. paid total consideration of $1,050 per $1,000 aggregate principal amount of PAETEC 2017 Notes plus accrued and unpaid interest. The redemption of the remaining $61.5 million outstanding principal amount was

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

settled at a price equal to 100 percent of the remaining principal thereof, plus the applicable premium, and accrued and unpaid interest on February 25, 2013. Proceeds from the issuance of the 2023 Notes, together with available cash, were used to pay the consideration for the tender offer and to redeem all of the outstanding PAETEC 2017 Notes, along with related fees and expenses.

Premium on Long-term Debt, Net of Discounts

The premium on long-term debt, net of discounts is primarily due to the debt issuance premium recorded on the debt acquired in the PAETEC acquisition and the August 26, 2013 private placement of the additional 2021 Notes partially offset by the net discount recorded on certain debt obligations listed in the table above. The premium and discount balances are amortized using the interest method over the life of the related debt instrument.

Debt Compliance

The terms of Windstream Corp.'s credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Corp.'s ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 0.0 and a minimum interest coverage ratio of 2.75 to 0.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 0.0. As of September 30, 2013, Windstream Corp. was in compliance with all of these covenants.

In addition, certain of Windstream Corp.'s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of our outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. Windstream Corp. and its subsidiaries were in compliance with these covenants as of September 30, 2013.

Maturities for debt outstanding as of September 30, 2013 for each of the twelve month periods ended September 30, 2014, 2015, 2016, 2017 and 2018 were $86.0 million, $92.6 million, $792.6 million, $491.0 million and $1,519.6 million, respectively.

(Loss) Gain on Extinguishment of Debt

During the third quarter of 2013, Windstream Corp. retired all $500.0 million of the outstanding 2019 Notes using proceeds from the private placement of the 2021 Notes. During the nine month period ended September 30, 2013, Windstream Corp. also retired all $650.0 million of the outstanding PAETEC 2017 Notes. The PAETEC 2017 Notes were purchased using proceeds of the 2023 Notes. Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method, and as a result, we recognized losses on extinguishment of debt of $14.7 million and $28.5 million during the three and nine month periods ended September 30, 2013.

During 2012, Windstream Corp. retired all $300.0 million of the outstanding 9.500 percent notes due July 15, 2015 ("PAETEC 2015 Notes"). The PAETEC 2015 Notes were purchased using borrowings on Windstream Corp.'s revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result, we recognized a gain on extinguishment of debt of $1.9 million during the nine month period ended September 30, 2012.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

The (loss) gain on extinguishment of debt was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012
2019 Notes:
Premium on early redemption	$(13.6)	$—	$(13.6)	$—
Third-party fees for early redemption	(0.5)	—	(0.5)	—
Unamortized debt issuance costs on original issuance	(0.6)	—	(0.6)	—
Loss on early extinguishment for 2019 Notes	(14.7)	—	(14.7)	—
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	—	—	(2.5)	—
Loss on early extinguishment for senior secured credit facility	—	—	(2.5)	—
PAETEC 2017 Notes:
Premium on early redemption	—	—	(51.5)	—
Third-party fees for early redemption	—	—	(1.0)	—
Unamortized premium on original issuance	—	—	41.2	—
Loss on early extinguishment for PAETEC 2017 Notes	—	—	(11.3)	—
PAETEC 2015 Notes:
Premium on early redemption	—	—	—	(14.3)
Unamortized premium on original issuance	—	—	—	16.2
Gain on early extinguishment for PAETEC 2015 Notes	—	—	—	1.9
Total (loss) gain on early extinguishment of debt	$(14.7)	$—	$(28.5)	$1.9

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

Future minimum lease payments under capital lease obligations were as follows for the twelve months ended September 30:

Year	(Millions)
2014	$25.9
2015	21.3
2016	15.4
2017	7.4
2018	3.6
Thereafter	0.7
Total future payments	74.3
Less: Amounts representing interest	6.6
Present value of minimum lease payments	$67.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

Interest Expense

Interest expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012
Interest expense related to long-term debt	$140.8	$144.9	$443.6	$429.7
Impact of interest rate swaps	9.2	13.3	40.3	41.1
Interest on capital leases and other obligations	0.8	0.7	2.1	2.5
Less capitalized interest expense	(2.0)	(3.5)	(6.3)	(7.9)
Total interest expense	$148.8	$155.4	$479.7	$465.4

4. Derivatives:

Windstream Corp. enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges are recorded as a component of other comprehensive income (loss) in the current period. Any ineffective portion of the hedges is recognized in earnings in the current period.

In 2006, Windstream Corp. entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. Windstream Corp. renegotiated the four interest rate swap agreements on December 3, 2010, and again on August 21, 2012, each time lowering the fixed interest rate paid and extending the maturity.

As a result of the August 21, 2012 transaction, Windstream Corp. reduced its fixed interest rate paid from 4.553 percent to 3.391 percent effective October 17, 2012. The fixed interest rate paid includes a component which serves to settle the liability existing on Windstream Corp. swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate ("LIBOR"). The swaps had a notional value of $900.0 million as of September 30, 2013, where it will remain until maturity on October 17, 2019.

On May 31, 2013, Windstream Corp. entered into six new pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in its senior secured credit facilities. These swaps have a fixed notional value of $750.0 million and mature on June 17, 2016. The fixed rate paid ranges from 1.026 to 1.04 percent plus a fixed spread of 2.75 percent. The variable rate received resets on the seventeenth day of each month to the one-month LIBOR subject to a minimum rate of 0.75 percent.

The current swaps are designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable rate cash flows paid on Windstream Corp.'s senior secured credit facility, which have varying maturity dates from December 30, 2016 to January 23, 2020. The swaps are hedging probable variable cash flows which extend up to four years beyond the maturity of certain components of the variable rate debt. Consistent with past practice, Windstream Corp. expects to extend or otherwise replace these components of its debt with variable rate debt.

All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives, Continued:

Set forth below is information related to the interest rate swap agreements:

(Millions, except for percentages)	September 30, 2013	December 31, 2012
Designated portion, measured at fair value:
Other current liabilities	$(29.6)	$(29.0)
Other non-current liabilities	$(53.5)	$(91.2)
Accumulated other comprehensive income (loss)	$21.6	$(14.7)
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(29.1)	$(45.9)
Weighted average fixed rate paid	3.57%	4.26%
Variable rate received	0.18%	0.21%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other (expense) income, net in our consolidated statements of income. Ineffectiveness of Windstream Corp.'s cash flow hedges amounted to $(0.7) million and $1.5 million for the three and nine month periods ended September 30, 2013.

Windstream Corp.'s original four swaps are off-market swaps, meaning they contain an embedded financing element, which the swap counterparties recover through an incremental charge in the fixed rate over what would be charged for an on-market swap. As such, a portion of the cash payment on the swaps represents the rate that Windstream Corp. would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. The remaining portion represents the repayment of the embedded financing element and reduces the swap liability.

All or a portion of the change in fair value of Windstream Corp.'s interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Corp. extinguishs all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on Windstream Corp.'s swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps would be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Corp. determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Corp. has assessed the counterparty risk and determined that no substantial risk of default exists as of September 30, 2013. Each counterparty is a bank with a current credit rating at or above A.

Windstream Corp. expects to recognize losses of $10.2 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at September 30, 2013. Payments on the swaps are presented in the financing activities section of the consolidated statements of cash flows.

Changes in the value of these derivative instruments were as follows for the nine month periods ended September 30:

(Millions)	2013	2012
Changes in fair value of effective portion, net of tax (a)	$13.4	$(14.5)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$19.5	$20.3

(a)	Included as a component of other comprehensive (loss) income and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Corp. were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Corp.'s creditworthiness in an adverse manner, Windstream Corp. may be required to fully collateralize its derivative obligations. At September 30, 2013, Windstream Corp. had not posted any collateral related to its interest rate swap agreements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives, Continued:

Balance Sheet Offsetting

Windstream Corp. is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. For financial statement presentation purposes, Windstream Corp. does not offset assets and liabilities under these arrangements.

The following table presents the liabilities subject to an enforceable master netting arrangement as of September 30, 2013 and December 31, 2012. As of September 30, 2013 and December 31, 2012, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the consolidated balance sheets.

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2013:
Derivatives	$83.1	$83.1	$—	$—	$83.1

December 31, 2012:
Derivatives	$120.2	$120.2	$—	$—	$120.2

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine month period ended September 30, 2013 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Fair Value Measurements, Continued:

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. We had no cash equivalents as of September 30, 2013 or December 31, 2012.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	September 30, 2013	December 31, 2012
Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest rate swap liabilities - Level 2	$83.1	$120.2

Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 1	$5,677.7	$6,140.5
Long-term debt, including current maturities - Level 2	3,358.0	3,273.5
	$9,035.7	$9,414.0

(a)
Recognized at carrying value of $8,846.8 million and $8,965.8 million in long-term debt, including current maturities, on the consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Corp.'s own non-performance risk and non-performance risk of the respective counterparties. As of September 30, 2013 and December 31, 2012, the fair values of the interest rate swaps were reduced by $5.1 million and $16.1 million, respectively, to reflect non-performance risk.

The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. The fair value of the other debt obligations was estimated based on appropriate market interest rates applied to the debt instruments. In calculating the fair value of the Windstream Holdings of the Midwest, Inc. notes, an appropriate market price of similar instruments in an active market considering credit quality, nonperformance risk and maturity of the instrument was used.

We do not have any assets or liabilities measured at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine month period ended September 30, 2013.

6. Commitments and Contingencies:

In June 2009, a putative class action lawsuit was filed in Kentucky federal district court alleging that we overcharged current and former Kentucky customers by collecting a gross receipts surcharge ("GRS") in alleged violation of our tariffs and federal and state law. In 2012, a class, comprised of all customers assessed the GRS on services subject to our federal tariff, was certified. Earlier this year, we negotiated a proposed settlement of the class claims, which received preliminary approval from the court. Class members were notified of the proposed settlement terms, and no objections to the terms were filed by the court-imposed deadline. On November 1, 2013, the court entered an order approving the final settlement, and barring any appeal, which is unlikely, the order will become final on December 2, 2013, concluding this matter. The amount of the settlement is not material to our consolidated financial position or results of operations.

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

The components of pension benefit income (including provision for executive retirement agreements) were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012
Benefits earned during the period	$2.6	$2.5	$7.9	$7.5
Interest cost on benefit obligation	13.1	14.5	39.4	43.5
Net actuarial loss	—	0.2	3.7	2.9
Amortization of prior service credit	—	—	(0.1)	(0.1)
Expected return on plan assets	(16.8)	(18.6)	(50.9)	(55.1)
Net periodic benefit income	$(1.1)	$(1.4)	$—	$(1.3)
The components of postretirement benefit income were as follows for the three and nine month periods ended September 30 :

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012
Interest cost on benefit obligation	$0.4	$0.5	$1.1	$1.4
Amortization of net actuarial loss	0.5	0.6	1.3	1.8
Amortization of prior service credit	(2.2)	(3.1)	(6.9)	(9.0)
Plan curtailments	(6.5)	—	(32.2)	(9.6)
Net periodic benefit income	$(7.8)	$(2.0)	$(36.7)	$(15.4)

During 2013, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective August 1, 2013, October 1, 2013 or January 1, 2014. As a result, we remeasured the plan and recognized curtailment gains totaling $32.2 million, of which $24.1 million was recognized in cost of services expenses and $8.1 million was recognized in selling, general and administrative expenses, with the offsetting effects recorded as reductions in accumulated other comprehensive income of $31.8 million and other liabilities of $0.4 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

We contributed $1.9 million to the postretirement plan during the nine month period ended September 30, 2013, and expect to contribute an additional $0.8 million for postretirement benefits throughout the remainder of 2013, excluding amounts that will be funded by participant contributions to the plans. On September 13, 2013, we contributed 3.3 million shares of our common stock to the Windstream Pension Plan to meet current 2012 funding requirements. At the time of this contribution, the shares had an appraised value, as determined by a third party valuation firm, of approximately $27.8 million. We do not expect to make any additional contributions to the Windstream Pension Plan for the remainder of 2013.

We also recorded expenses of $13.8 million and $16.0 million in the nine month period ended September 30, 2013 and 2012, respectively, related to the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of income. Additionally, we contributed $20.4 million of our stock for the 2012 annual matching contribution to this plan during the nine month period ended September 30, 2013.

8. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. The 2011 acquisition of PAETEC Holding Corp ("PAETEC") and 2010 acquisitions of NuVox Inc. ("NuVox"), Iowa Telecommunications Services, Inc. ("Iowa Telecom"), Q-Comm Corporation ("Q-Comm") and Hosted Solutions Acquisitions, LLC ("Hosted Solutions"), (collectively known as the "Acquired Companies"), account for the merger and integration costs incurred for the periods presented.

Restructuring charges are primarily incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities to provide greater flexibility in managing and financing existing and future strategic operations, for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

The following is a summary of the merger, integration and restructuring charges recorded for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012
Merger and integration costs:
Transaction costs associated with acquisitions	$—	$—	$—	$7.1
Employee related transition costs	1.5	3.1	5.2	17.4
Information technology conversion costs	2.6	1.9	7.5	5.3
Rebranding, consulting and other costs	1.0	7.7	4.3	24.6
Total merger and integration costs	5.1	12.7	17.0	54.4
Restructuring charges	1.5	12.1	9.1	23.3
Total merger, integration and restructuring charges	$6.6	$24.8	$26.1	$77.7

Merger, integration and restructuring charges decreased net income $4.1 million and $16.4 million for the three and nine month periods ended September 30, 2013 as compared to $15.3 million and $48.0 million for the same periods in 2012, giving consideration to tax benefits on deductible items.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with merger, integration and restructuring charges at September 30:

(Millions)	2013
Balance, beginning of period	$20.3
Merger, integration and restructuring charges	26.1
Cash outlays during the period	(35.6)
Balance, end of period	$10.8

As of September 30, 2013, unpaid merger, integration and restructuring liabilities totaled $10.8 million, which consisted of $0.7 million of accrued severance costs primarily associated with the integration of the Acquired Companies, $1.0 million primarily associated with the restructuring initiatives, and $9.1 million related to other integration activities. Each of these payments will be funded through operating cash flows.

9. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	September 30, 2013	December 31, 2012
Pension and postretirement plans	$23.6	$43.9
Unrealized holding gains (losses) on interest rate swaps:
Designated portion	13.4	(9.1)
De-designated portion	(18.0)	(28.4)
Accumulated other comprehensive income	$19.0	$6.4

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Gains (Losses) on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2012	$(37.5)	$43.9	$6.4
Other comprehensive income before reclassifications	13.4	2.7	16.1
Amounts reclassified from other accumulated comprehensive income (a)	19.5	(23.0)	(3.5)
Balance at September 30, 2013	$(4.6)	$23.6	$19.0

(a)	See separate table below for details about these reclassifications.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows for the three and nine month periods ended September 30, 2013:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended	Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$6.0	$31.6		Interest expense
	6.0	31.6		Income from continuing operations before income taxes
	(2.3)	(12.1)		Income taxes
	3.7	19.5		Net income
Pension and postretirement plans:
Plan curtailments	(6.5)	(31.8)	(a)
Amortization of net actuarial loss	0.5	1.3	(a)
Amortization of prior service credits	(2.2)	(7.0)	(a)
	(8.2)	(37.5)		Income from continuing operations before income taxes
	3.2	14.5		Income taxes
	(5.0)	(23.0)		Net income
Total reclassifications for the period, net of tax	$(1.3)	$(3.5)		Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit income. See Note 7 for additional details.

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

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of September 30, 2013, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Options and warrants granted in conjunction with the acquisition of PAETEC are included in the computation of dilutive earnings per share using the treasury stock method.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Earnings per Share, Continued:

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2013	2012	2013	2012
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$30.6	$46.8	$122.6	$158.9
Income from continuing operations allocable to participating securities	(1.0)	(0.7)	(3.1)	(2.8)
Adjusted income from continuing operations attributable to common shares	29.6	46.1	119.5	156.1
Loss from discontinued operations	—	—	—	(0.7)
Loss from discontinued operations allocable to participating securities	—	—	—	—
Adjusted loss from discontinued operations attributable to common shares	—	—	—	(0.7)
Net income attributable to common shares	$29.6	$46.1	$119.5	$155.4

Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	593.4	588.0	592.2	588.0
Weighted average participating securities	(3.9)	(3.2)	(3.9)	(3.6)
Weighted average shares outstanding for basic earnings per share	589.5	584.8	588.3	584.4
Diluted shares outstanding
Weighted average shares outstanding for basic earnings per share	589.5	584.8	588.3	584.4
Effect of dilutive stock options	0.3	0.5	0.2	0.7
Weighted average shares outstanding for diluted earnings per share	589.8	585.3	588.5	585.1
Basic and diluted earnings per share:
From continuing operations	$.05	$.08	$.20	$.27
From discontinued operations	—	—	—	—
Net income	$.05	$.08	$.20	$.27

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive totaled 1.0 million shares for each of the three and nine months ended September 30, 2013 and 2012, respectively.

11. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the "Incentive Plan"), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of September 30, 2013, the Incentive Plan had remaining capacity of 5.8 million awards, of which 4.3 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights. As of September 30, 2013, we had additional remaining capacity of 2.5 million awards from a similar equity incentive plan acquired in the PAETEC acquisition. The cost of each award is determined based on the fair value of the shares on the date of grant and is fully expensed over the vesting period.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Share-Based Compensation Plans, Continued:

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

The vesting periods and grant date fair value for restricted stock and restricted stock units issued during the nine month period ended September 30, 2013, were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	2,207.1
Vest ratably over a two-year service period	68.4
Vest variably over a three-year service period	135.3
Vest contingently over a three-year performance period	786.7
Vest one year from date of grant, service based (a)	81.5
Total granted	3,279.0
Grant date fair value (Millions)	$31.8

(a)	Represents restricted stock granted to non-employee directors.

Restricted stock and restricted stock unit activity for the nine months ended September 30, 2013 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2012	4,274.4	$12.24
Granted	3,279.1	$9.69
Vested	(2,011.8)	$11.92
Forfeited	(301.8)	$11.67
Non-vested at September 30, 2013	5,239.9	$10.80

At September 30, 2013, unrecognized compensation expense totaled $41.9 million and is expected to be recognized over the weighted average vesting period of 1.5 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. Share-based compensation expense for restricted stock and restricted stock units was $6.7 million and $20.2 million for the three and nine month periods ended September 30, 2013, respectively, as compared to $5.6 million and $19.3 million for the same periods in 2012.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 7.875 percent senior notes due November 1, 2017, the 8.125 percent senior notes due September 1, 2018, the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023 and the 6.375 percent senior notes due August 1, 2023 ("the guaranteed notes"), certain of Windstream Corp.'s wholly-owned subsidiaries (the "Guarantors"), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to us. Windstream Corp.'s remaining subsidiaries (the "Non-Guarantors") are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. Windstream Holdings is not a guarantor of any Windstream Corp. debt instruments.

The following information presents condensed consolidated statements of income, including comprehensive income, for the three and nine month periods ended September 30, 2013 and 2012, condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, and condensed consolidated statements of cash flows for the nine month periods ended September 30, 2013 and 2012 of the Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries and have been presented using the equity method of accounting.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, we became aware of and corrected an error in the accounting for certain promotional credits for new consumer customers. We have retrospectively adjusted financial information for all prior periods presented to reflect this correction. See Note 1. The impact to Windstream Corp., the Guarantors and the Non-Guarantors has been appropriately reflected herein.

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended September 30, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$265.2	$1,191.0	$(8.3)	$1,447.9
Product sales	—	13.4	42.3	—	55.7
Total revenues and sales	—	278.6	1,233.3	(8.3)	1,503.6
Costs and expenses:
Cost of services	—	91.3	560.1	(6.4)	645.0
Cost of products sold	—	12.7	35.2	—	47.9
Selling, general and administrative	—	16.1	231.9	(1.9)	246.1
Depreciation and amortization	—	79.4	259.0	—	338.4
Merger and integration costs	—	—	5.1	—	5.1
Restructuring charges	—	1.0	0.5	—	1.5
Total costs and expenses	—	200.5	1,091.8	(8.3)	1,284.0
Operating income	—	78.1	141.5	—	219.6
Earnings from consolidated subsidiaries	99.8	9.4	0.5	(109.7)	—
Other (expense) income, net	(0.9)	43.2	(47.9)	—	(5.6)
Loss on early extinguishment of debt	(14.6)	—	(0.1)	—	(14.7)
Intercompany interest income (expense)	37.9	(23.5)	(14.4)	—	—
Interest expense	(138.7)	(1.3)	(8.8)	—	(148.8)
(Loss) income before income taxes	(16.5)	105.9	70.8	(109.7)	50.5
Income tax (benefit) expense	(47.1)	38.7	28.3	—	19.9
Net income	$30.6	$67.2	$42.5	$(109.7)	$30.6
Comprehensive income	$25.1	$67.2	$42.5	$(109.7)	$25.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended September 30, 2012
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$269.5	$1,222.6	$(6.2)	$1,485.9
Product sales	—	18.2	41.3	—	59.5
Total revenues and sales	—	287.7	1,263.9	(6.2)	1,545.4
Costs and expenses:
Cost of services	—	88.4	587.1	(4.1)	671.4
Cost of products sold	—	18.1	38.7	—	56.8
Selling, general and administrative	—	21.6	209.9	(2.1)	229.4
Depreciation and amortization	—	78.2	248.2	—	326.4
Merger and integration costs	—	—	12.7	—	12.7
Restructuring charges	—	3.3	8.8	—	12.1
Total costs and expenses	—	209.6	1,105.4	(6.2)	1,308.8
Operating income	—	78.1	158.5	—	236.6
Earnings (losses) from consolidated subsidiaries	110.8	16.1	(0.9)	(126.0)	—
Other (expense) income, net	(5.0)	44.1	(44.4)	—	(5.3)
Intercompany interest income (expense)	37.6	(24.5)	(13.1)	—	—
Interest expense	(135.5)	(1.3)	(18.6)	—	(155.4)
Income before income taxes	7.9	112.5	81.5	(126.0)	75.9
Income tax (benefit) expense	(38.9)	36.8	31.2	—	29.1
Net income	$46.8	$75.7	$50.3	$(126.0)	$46.8
Comprehensive income	$40.8	$75.7	$50.3	$(126.0)	$40.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$793.0	$3,585.1	$(25.2)	$4,352.9
Product sales	—	41.9	115.3	—	157.2
Total revenues and sales	—	834.9	3,700.4	(25.2)	4,510.1
Costs and expenses:
Cost of services	—	270.0	1,682.4	(19.3)	1,933.1
Cost of products sold	—	42.1	99.6	—	141.7
Selling, general and administrative	—	46.9	684.2	(5.9)	725.2
Depreciation and amortization	—	237.3	763.0	—	1,000.3
Merger and integration costs	—	—	17.0	—	17.0
Restructuring charges	—	2.3	6.8	—	9.1
Total costs and expenses	—	598.6	3,253.0	(25.2)	3,826.4
Operating income	—	236.3	447.4	—	683.7
Earnings from consolidated subsidiaries	332.1	49.1	1.4	(382.6)	—
Other income (expense), net	2.0	125.9	(132.9)	—	(5.0)
Loss on early extinguishment on debt	(17.1)	—	(11.4)	—	(28.5)
Intercompany interest income (expense)	117.8	(73.1)	(44.7)	—	—
Interest expense	(447.0)	(4.3)	(28.4)	—	(479.7)
(Loss) income before income taxes	(12.2)	333.9	231.4	(382.6)	170.5
Income tax (benefit) expense	(134.8)	110.9	71.8	—	47.9
Net income	$122.6	$223.0	$159.6	$(382.6)	$122.6
Comprehensive income	$135.2	$223.0	$159.6	$(382.6)	$135.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2012
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$809.2	$3,650.4	$(18.3)	$4,441.3
Product sales	—	58.3	118.5	—	176.8
Total revenues and sales	—	867.5	3,768.9	(18.3)	4,618.1
Costs and expenses:
Cost of services	—	275.4	1,723.9	(12.0)	1,987.3
Cost of products sold	—	57.5	101.8	—	159.3
Selling, general and administrative	—	66.7	659.1	(6.3)	719.5
Depreciation and amortization	—	236.3	722.2	—	958.5
Merger and integration costs	—	—	54.4	—	54.4
Restructuring charges	—	3.7	19.6	—	23.3
Total costs and expenses	—	639.6	3,281.0	(18.3)	3,902.3
Operating income	—	227.9	487.9	—	715.8
Earnings (losses) from consolidated subsidiaries	341.1	48.2	(0.6)	(388.7)	—
Other (expense) income, net	(6.6)	141.6	(130.4)	—	4.6
Gain on early extinguishment of debt	—	—	1.9	—	1.9
Intercompany interest income (expense)	113.4	(73.8)	(39.6)	—	—
Interest expense	(401.6)	(4.0)	(59.8)	—	(465.4)
Income from continuing operations before income taxes	46.3	339.9	259.4	(388.7)	256.9
Income tax (benefit) expense	(111.9)	111.2	98.7	—	98.0
Income from continuing operations	158.2	228.7	160.7	(388.7)	158.9
Discontinued operations	—	—	(0.7)	—	(0.7)
Net income	$158.2	$228.7	$160.0	$(388.7)	$158.2
Comprehensive income	$155.7	$228.7	$160.0	$(388.7)	$155.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of September 30, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$27.5	$4.0	$41.9	$—	$73.4
Restricted cash	13.5	—	—	—	13.5
Accounts receivable (less allowance for doubtful accounts of $40.8)	—	129.9	509.7	(4.8)	634.8
Affiliates receivable, net	—	597.8	2,113.9	(2,711.7)	—
Inventories	—	51.7	16.8	—	68.5
Deferred income taxes	33.4	22.6	40.2	—	96.2
Prepaid income taxes	19.0	—	—	—	19.0
Prepaid expenses and other	6.0	22.8	150.4	—	179.2
Total current assets	99.4	828.8	2,872.9	(2,716.5)	1,084.6
Investments in consolidated subsidiaries	12,126.4	1,324.3	296.4	(13,747.1)	—
Goodwill	—	2,475.1	1,865.8	—	4,340.9
Other intangibles, net	—	1,069.7	1,020.8	—	2,090.5
Net property, plant and equipment	7.6	1,419.7	4,353.7	—	5,781.0
Other assets	118.2	340.2	53.5	(322.2)	189.7
Total Assets	$12,351.6	$7,457.8	$10,463.1	$(16,785.8)	$13,486.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$75.9	$—	$14.9	$(4.8)	$86.0
Current portion of interest rate swaps	29.6	—	—	—	29.6
Accounts payable	0.6	52.4	336.5	—	389.5
Affiliates payable, net	2,862.9	—	—	(2,712.2)	150.7
Advance payments and customer deposits	—	16.6	207.0	—	223.6
Accrued dividends	—	—	—	—	—
Accrued taxes	0.3	31.8	72.2	—	104.3
Accrued interest	132.1	3.5	17.5	—	153.1
Other current liabilities	44.8	12.9	241.2	—	298.9
Total current liabilities	3,146.2	117.2	889.3	(2,717.0)	1,435.7
Long-term debt	8,181.7	99.6	801.7	(322.2)	8,760.8
Deferred income taxes	98.1	924.5	787.8	—	1,810.4
Other liabilities	70.8	30.7	523.5	—	625.0
Total liabilities	11,496.8	1,172.0	3,002.3	(3,039.2)	12,631.9
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	40.8	83.1	(123.9)	—
Additional paid-in capital	835.8	5,083.4	4,004.0	(9,087.4)	835.8
Accumulated other comprehensive income	19.0	7.6	16.5	(24.1)	19.0
Retained earnings	—	1,154.0	3,357.2	(4,511.2)	—
Total shareholders’ equity	854.8	6,285.8	7,460.8	(13,746.6)	854.8
Total Liabilities and Shareholders’ Equity	$12,351.6	$7,457.8	$10,463.1	$(16,785.8)	$13,486.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2012
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.5	$19.8	$54.7	$—	$132.0
Restricted cash	25.0	—	1.5	—	26.5
Accounts receivable (less allowance for doubtful accounts of $42.6)	—	105.6	502.5	6.0	614.1
Affiliates receivable, net	—	299.4	2,507.2	(2,806.6)	—
Inventories	—	56.9	18.1	—	75.0
Deferred income taxes	170.3	22.9	56.3	—	249.5
Prepaid income taxes	23.3	—	—	—	23.3
Prepaid expenses and other	4.4	29.5	145.8	—	179.7
Total current assets	280.5	534.1	3,286.1	(2,800.6)	1,300.1
Investments in consolidated subsidiaries	11,814.4	1,275.6	304.6	(13,394.6)	—
Goodwill	—	2,475.1	1,865.8	—	4,340.9
Other intangibles, net	—	1,156.8	1,154.5	—	2,311.3
Net property, plant and equipment	7.6	1,451.5	4,403.6	—	5,862.7
Other assets	103.1	353.2	46.4	(335.7)	167.0
Total Assets	$12,205.6	$7,246.3	$11,061.0	$(16,530.9)	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$856.0	$—	$14.8	$(4.8)	$866.0
Current portion of interest rate swaps	29.0	—	—	—	29.0
Accounts payable	1.0	51.1	311.6	—	363.7
Affiliates payable, net	2,806.6	—	—	(2,806.6)	—
Advance payments and customer deposits	—	15.7	207.6	—	223.3
Accrued dividends	148.9	—	—	—	148.9
Accrued taxes	0.2	35.2	68.9	—	104.3
Accrued interest	107.2	1.7	4.7	—	113.6
Other current liabilities	42.7	17.8	259.1	—	319.6
Total current liabilities	3,991.6	121.5	866.7	(2,811.4)	2,168.4
Long-term debt	6,823.2	99.6	1,501.9	(324.9)	8,099.8
Deferred income taxes	175.1	922.7	798.5	—	1,896.3
Other liabilities	110.9	29.8	572.0	—	712.7
Total liabilities	11,100.8	1,173.6	3,739.1	(3,136.3)	12,877.2
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,098.3	5,083.4	4,004.0	(9,087.4)	1,098.3
Accumulated other comprehensive income	6.4	8.0	36.7	(44.7)	6.4
Retained earnings	—	940.5	3,198.1	(4,138.6)	—
Total shareholders’ equity	1,104.8	6,072.7	7,321.9	(13,394.6)	1,104.8
Total Liabilities and Shareholders’ Equity	$12,205.6	$7,246.3	$11,061.0	$(16,530.9)	$13,982.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$122.6	$223.0	$159.6	$(382.6)	$122.6
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	237.3	763.0	—	1,000.3
Provision for doubtful accounts	—	8.2	41.6	—	49.8
Equity in earnings from subsidiaries	(332.1)	(49.1)	(1.4)	382.6	—
Share-based compensation expense	—	5.3	28.7	—	34.0
Deferred income taxes	39.6	2.0	18.0	—	59.6
Unamortized net discount (premium) on retired debt	3.1	—	(41.2)	—	(38.1)
Amortization of unrealized losses on de-designated interest rate swaps	31.6	—	—	—	31.6
Plan curtailment and other, net	19.8	(3.7)	(34.6)	—	(18.5)
Changes in operating assets and liabilities, net	27.7	(5.3)	(103.0)	—	(80.6)
Net cash (used in) provided from operations	(87.7)	417.7	830.7	—	1,160.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(131.1)	(534.9)	—	(666.0)
Broadband network expansion funded by stimulus grants	—	(3.5)	(25.3)	—	(28.8)
Changes in restricted cash	11.5	—	1.5	—	13.0
Grant funds received for broadband stimulus projects	53.5	—	—	—	53.5
Net cash provided from (used in) investing activities	65.0	(134.6)	(558.7)	—	(628.3)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	—	—	—	(444.6)
Repayment of debt and swaps	(3,443.1)	—	(650.1)	—	(4,093.2)
Proceeds of debt issuance	3,997.5	—	—	—	3,997.5
Debt issuance costs	(29.7)	—	—	—	(29.7)
Intercompany transactions, net	(80.2)	(301.6)	381.8	—	—
Payment under capital lease obligations	—	—	(13.8)	—	(13.8)
Other, net	(7.2)	2.7	(2.7)	—	(7.2)
Net cash used in financing activities	(7.3)	(298.9)	(284.8)	—	(591.0)
Decrease in cash and cash equivalents	(30.0)	(15.8)	(12.8)	—	(58.6)
Cash and Cash Equivalents:
Beginning of period	57.5	19.8	54.7	—	132.0
End of period	$27.5	$4.0	$41.9	$—	$73.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2012
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$158.2	$228.7	$160.0	$(388.7)	$158.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	236.3	722.2	—	958.5
Provision for doubtful accounts	—	8.1	33.6	—	41.7
Equity in earnings (losses) from subsidiaries	(341.1)	(48.2)	0.6	388.7	—
Share-based compensation expense	—	4.2	15.1	—	19.3
Deferred income taxes	85.6	(4.9)	11.2	—	91.9
Unamortized net premium on retired debt	—	—	(16.2)	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	33.0	—	—	—	33.0
Plan curtailment and other, net	16.8	(13.0)	(29.5)	—	(25.7)
Changes in operating assets and liabilities, net	278.0	(100.5)	(194.6)	—	(17.1)
Net cash provided from operations	230.5	310.7	702.4	—	1,243.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(155.3)	(654.1)	—	(809.4)
Broadband network expansion funded by stimulus grants	—	(15.9)	(52.9)	—	(68.8)
Changes in restricted cash	(18.2)	—	—	—	(18.2)
Grant funds received for broadband stimulus projects	26.5	—	—	—	26.5
Disposition of wireless assets	—	57.0	—	—	57.0
Other, net	—	2.8	4.2	—	7.0
Net cash provided from (used in) investing activities	8.3	(111.4)	(702.8)	—	(805.9)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(440.5)	—	—	—	(440.5)
Repayment of debt and swaps	(1,548.6)	—	(300.0)	—	(1,848.6)
Proceeds of debt issuance	1,775.0	—	—	—	1,775.0
Debt issuance costs	(19.0)	—	—	—	(19.0)
Intercompany transactions, net	(89.1)	(185.3)	274.4	—	—
Payment under capital lease obligations	—	(0.6)	(14.7)	—	(15.3)
Other, net	(2.0)	2.8	(2.3)	—	(1.5)
Net cash used in financing activities	(324.2)	(183.1)	(42.6)	—	(549.9)
(Decrease) increase in cash and cash equivalents	(85.4)	16.2	(43.0)	—	(112.2)
Cash and Cash Equivalents:
Beginning of period	115.4	7.1	104.5	—	227.0
End of period	$30.0	$23.3	$61.5	$—	$114.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

Debentures and notes, issued by PAETEC Holding Corporation

In connection with the acquisition of PAETEC on November 30, 2011, Windstream Corp. acquired the 9.875 percent notes of PAETEC due December 1, 2018 ("the guaranteed notes"). Windstream Corp. and all former wholly-owned subsidiaries of PAETEC (the "Guarantors") provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Corp. The remaining subsidiaries (the "Non-Guarantors") of Windstream Corp. are not guarantors of these guaranteed notes.

The following information presents condensed consolidated statements of income, including comprehensive income, for the three and nine month periods ended September 30, 2013 and 2012, condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2013 and 2012 of Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries and have been presented using the equity method of accounting.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2012, we became aware of and corrected an error in the accounting for certain promotional credits for new consumer customers. We have retrospectively adjusted financial information for all prior periods presented to reflect this correction. See Note 1. The impact to Windstream Corp., the Guarantors and the Non-Guarantors has been appropriately reflected herein.

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended September 30, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$490.6	$959.0	$(1.7)	$1,447.9
Product sales	—	—	37.0	19.3	(0.6)	55.7
Total revenues and sales	—	—	527.6	978.3	(2.3)	1,503.6
Costs and expenses:
Cost of services	—	—	292.8	352.9	(0.7)	645.0
Cost of products sold	—	—	30.4	18.6	(1.1)	47.9
Selling, general and administrative	—	—	135.7	110.9	(0.5)	246.1
Depreciation and amortization	—	—	101.6	236.8	—	338.4
Merger and integration costs	—	—	(0.4)	5.5	—	5.1
Restructuring charges	—	—	1.9	(0.4)	—	1.5
Total costs and expenses	—	—	562.0	724.3	(2.3)	1,284.0
Operating (loss) income	—	—	(34.4)	254.0	—	219.6
Earnings (losses) from consolidated subsidiaries	99.8	(16.9)	(0.1)	(0.1)	(82.7)	—
Other (expense) income, net	(0.9)	—	(0.2)	(4.5)	—	(5.6)
Loss on early extinguishment of debt	(14.6)	(0.1)	—	—	—	(14.7)
Intercompany interest income (expense)	37.9	—	—	(37.9)	—	—
Interest (expense) income	(138.7)	(9.6)	0.1	(0.6)	—	(148.8)
(Loss) income before income taxes	(16.5)	(26.6)	(34.6)	210.9	(82.7)	50.5
Income tax (benefit) expense	(47.1)	(3.9)	(13.6)	84.5	—	19.9
Net income (loss)	$30.6	$(22.7)	$(21.0)	$126.4	$(82.7)	$30.6
Comprehensive income (loss)	$25.1	$(22.7)	$(21.0)	$126.4	$(82.7)	$25.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Three Months Ended September 30, 2012
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$507.8	$979.4	$(1.3)	$1,485.9
Product sales	—	—	33.3	26.2	—	59.5
Total revenues and sales	—	—	541.1	1,005.6	(1.3)	1,545.4
Costs and expenses:
Cost of services	—	—	295.4	376.9	(0.9)	671.4
Cost of products sold	—	—	29.6	27.2	—	56.8
Selling, general and administrative	—	—	122.6	107.2	(0.4)	229.4
Depreciation and amortization	—	—	94.6	231.8	—	326.4
Merger and integration costs	—	—	—	12.7	—	12.7
Restructuring charges	—	—	6.3	5.8	—	12.1
Total costs and expenses	—	—	548.5	761.6	(1.3)	1,308.8
Operating (loss) income	—	—	(7.4)	244.0	—	236.6
Earnings (losses) from consolidated subsidiaries	110.8	(4.9)	0.6	(0.6)	(105.9)	—
Other expense, net	(5.0)	—	—	(0.3)	—	(5.3)
Intercompany interest income (expense)	37.6	—	—	(37.6)	—	—
Interest (expense) income	(135.5)	(20.7)	(0.1)	0.9	—	(155.4)
Income (loss) from continuing operations before income taxes	7.9	(25.6)	(6.9)	206.4	(105.9)	75.9
Income tax (benefit) expense	(38.9)	(7.9)	(2.9)	78.8	—	29.1
Income (loss) from continuing operations	46.8	(17.7)	(4.0)	127.6	(105.9)	46.8
Discontinued operations	—	—	—	—	—	—
Net income (loss)	$46.8	$(17.7)	$(4.0)	$127.6	$(105.9)	$46.8
Comprehensive income (loss)	$40.8	$(17.7)	$(4.0)	$127.6	$(105.9)	$40.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,464.7	$2,892.9	$(4.7)	$4,352.9
Product sales	—	—	102.2	56.2	(1.2)	157.2
Total revenues and sales	—	—	1,566.9	2,949.1	(5.9)	4,510.1
Costs and expenses:
Cost of services	—	—	884.1	1,051.3	(2.3)	1,933.1
Cost of products sold	—	—	84.5	59.0	(1.8)	141.7
Selling, general and administrative	—	—	404.8	322.2	(1.8)	725.2
Depreciation and amortization	—	—	294.9	705.4	—	1,000.3
Merger and integration costs	—	—	(0.4)	17.4	—	17.0
Restructuring charges	—	—	4.4	4.7	—	9.1
Total costs and expenses	—	—	1,672.3	2,160.0	(5.9)	3,826.4
Operating (loss) income	—	—	(105.4)	789.1	—	683.7
Earnings (losses) from consolidated subsidiaries	332.1	(56.9)	(0.7)	0.5	(275.0)	—
Other income (expense), net	2.0	—	0.7	(7.7)	—	(5.0)
Loss on early extinguishment of debt	(17.1)	(11.4)	—	—	—	(28.5)
Intercompany interest income (expense)	117.8	—	—	(117.8)	—	—
Interest (expense) income	(447.0)	(31.6)	0.1	(1.2)	—	(479.7)
(Loss) income before income taxes	(12.2)	(99.9)	(105.3)	662.9	(275.0)	170.5
Income tax (benefit) expense	(134.8)	(16.7)	(40.6)	240.0	—	47.9
Net income (loss)	$122.6	$(83.2)	$(64.7)	$422.9	$(275.0)	$122.6
Comprehensive income (loss)	$135.2	$(83.2)	$(64.7)	$422.9	$(275.0)	$135.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Income (Unaudited)
	Nine Months Ended September 30, 2012
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,494.7	$2,953.2	$(6.6)	$4,441.3
Product sales	—	—	89.2	87.6	—	176.8
Total revenues and sales	—	—	1,583.9	3,040.8	(6.6)	4,618.1
Costs and expenses:
Cost of services	—	—	865.4	1,124.7	(2.8)	1,987.3
Cost of products sold	—	—	74.4	84.9	—	159.3
Selling, general and administrative	—	—	348.7	374.6	(3.8)	719.5
Depreciation and amortization	—	—	266.2	692.3	—	958.5
Merger and integration costs	—	—	0.5	53.9	—	54.4
Restructuring charges	—	—	7.9	15.4	—	23.3
Total costs and expenses	—	—	1,563.1	2,345.8	(6.6)	3,902.3
Operating income	—	—	20.8	695.0	—	715.8
Earnings (losses) from consolidated subsidiaries	341.1	14.3	5.8	(2.4)	(358.8)	—
Other (expense) income, net	(6.6)	—	0.2	11.0	—	4.6
Gain on early extinguishment of debt	—	1.9	—	—	—	1.9
Intercompany interest income (expense)	113.4	—	—	(113.4)	—	—
Interest (expense) income	(401.6)	(63.4)	(1.2)	0.8	—	(465.4)
Income (loss) from continuing operations before income taxes	46.3	(47.2)	25.6	591.0	(358.8)	256.9
Income tax (benefit) expense	(111.9)	(23.4)	7.5	225.8	—	98.0
Income (loss) from continuing operations	158.2	(23.8)	18.1	365.2	(358.8)	158.9
Discontinued operations	—	—	(0.7)	—	—	(0.7)
Net income (loss)	$158.2	$(23.8)	$17.4	$365.2	$(358.8)	$158.2
Comprehensive income (loss)	$155.7	$(23.8)	$17.4	$365.2	$(358.8)	$155.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of September 30, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$27.5	$—	$12.3	$33.6	$—	$73.4
Restricted cash	13.5	—	—	—	—	13.5
Accounts receivable (less allowance for doubtful accounts of $40.8)	—	—	258.3	376.5	—	634.8
Affiliates receivable, net	—	378.7	—	3,831.9	(4,210.6)	—
Inventories	—	—	9.8	58.7	—	68.5
Deferred income taxes	33.4	—	—	75.1	(12.3)	96.2
Prepaid income taxes	19.0	0.2	—	—	(0.2)	19.0
Prepaid expenses and other	6.0	—	35.3	137.9	—	179.2
Total current assets	99.4	378.9	315.7	4,513.7	(4,223.1)	1,084.6
Investments in consolidated subsidiaries	12,126.4	—	—	—	(12,126.4)	—
Goodwill	—	653.3	—	3,687.6	—	4,340.9
Other intangibles, net	—	—	566.6	1,523.9	—	2,090.5
Net property, plant and equipment	7.6	—	824.8	4,948.6	—	5,781.0
Deferred income taxes	—	225.8	5.1	—	(230.9)	—
Other assets	118.2	—	17.7	53.8	—	189.7
Total Assets	$12,351.6	$1,258.0	$1,729.9	$14,727.6	$(16,580.4)	$13,486.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$75.9	$—	$—	$10.1	$—	$86.0
Current portion of interest rate swaps	29.6	—	—	—	—	29.6
Accounts payable	0.6	—	76.6	312.3	—	389.5
Affiliates payable, net	2,862.9	—	1,498.4	—	(4,210.6)	150.7
Advance payments and customer deposits	—	—	81.7	141.9	—	223.6
Accrued dividends	—	—	—	—	—	—
Accrued taxes	0.3	—	27.1	76.7	0.2	104.3
Accrued interest	132.1	14.8	2.3	3.9	—	153.1
Other current liabilities	44.8	3.8	58.9	203.7	(12.3)	298.9
Total current liabilities	3,146.2	18.6	1,745.0	748.6	(4,222.7)	1,435.7
Long-term debt	8,181.7	477.5	—	101.6	—	8,760.8
Deferred income taxes	98.1	—	—	1,943.2	(230.9)	1,810.4
Accumulated losses in excess of investments in consolidated subsidiaries	—	62.3	—	—	(62.3)	—
Other liabilities	70.8	3.8	57.1	493.3	—	625.0
Total liabilities	11,496.8	562.2	1,802.1	3,286.7	(4,515.9)	12,631.9
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	—	—	70.3	(70.3)	—
Additional paid-in capital	835.8	842.0	—	6,918.5	(7,760.5)	835.8
Accumulated other comprehensive income	19.0	—	—	30.1	(30.1)	19.0
Accumulated (deficit) retained earnings	—	(146.2)	(72.2)	4,422.0	(4,203.6)	—
Total shareholders’ equity	854.8	695.8	(72.2)	11,440.9	(12,064.5)	854.8
Total Liabilities and Shareholders’ Equity	$12,351.6	$1,258.0	$1,729.9	$14,727.6	$(16,580.4)	$13,486.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2012
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.5	$—	$26.5	$48.0	$—	$132.0
Restricted cash	25.0	—	1.5	—	—	26.5
Accounts receivable (less allowance for doubtful accounts of $42.6)	—	—	248.7	365.4	—	614.1
Affiliates receivable, net	—	1,070.7	—	3,253.3	(4,324.0)	—
Inventories	—	—	10.0	65.0	—	75.0
Deferred income taxes	170.3	—	6.3	76.7	(3.8)	249.5
Prepaid income taxes	23.3	—	—	—	—	23.3
Prepaid expenses and other	4.4	—	24.3	151.0	—	179.7
Total current assets	280.5	1,070.7	317.3	3,959.4	(4,327.8)	1,300.1
Investments in consolidated subsidiaries	11,814.4	—	0.4	—	(11,814.8)	—
Goodwill	—	653.3	—	3,687.6	—	4,340.9
Other intangibles, net	—	—	668.9	1,642.4	—	2,311.3
Net property, plant and equipment	7.6	—	878.2	4,976.9	—	5,862.7
Deferred income taxes	—	246.4	—	—	(246.4)	—
Other assets	103.1	—	13.1	50.8	—	167.0
Total Assets	$12,205.6	$1,970.4	$1,877.9	$14,317.1	$(16,389.0)	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$856.0	$—	$—	$10.0	$—	$866.0
Current portion of interest rate swaps	29.0	—	—	—	—	29.0
Accounts payable	1.0	—	83.4	279.3	—	363.7
Affiliates payable, net	2,806.6	—	1,515.5	—	(4,322.1)	—
Advance payments and customer deposits	—	—	77.7	145.6	—	223.3
Accrued dividends	148.9	—	—	—	—	148.9
Accrued taxes	0.2	—	33.6	70.1	0.4	104.3
Accrued interest	107.2	3.9	0.8	1.7	—	113.6
Other current liabilities	42.7	3.8	78.7	198.2	(3.8)	319.6
Total current liabilities	3,991.6	7.7	1,789.7	704.9	(4,325.5)	2,168.4
Long-term debt	6,823.2	1,175.0	—	101.6	—	8,099.8
Deferred income taxes	175.1	—	32.6	1,935.0	(246.4)	1,896.3
Accumulated losses in excess of investments in consolidated subsidiaries	—	5.3	—	—	(5.3)	—
Other liabilities	110.9	3.4	63.1	535.3	—	712.7
Total liabilities	11,100.8	1,191.4	1,885.4	3,276.8	(4,577.2)	12,877.2
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,098.3	842.0	—	6,918.5	(7,760.5)	1,098.3
Accumulated other comprehensive income	6.4	—	—	50.8	(50.8)	6.4
Accumulated (deficit) retained earnings	—	(63.0)	(7.5)	4,000.7	(3,930.2)	—
Total shareholders’ equity	1,104.8	779.0	(7.5)	11,040.3	(11,811.8)	1,104.8
Total Liabilities and Shareholders’ Equity	$12,205.6	$1,970.4	$1,877.9	$14,317.1	$(16,389.0)	$13,982.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$122.6	$(83.2)	$(64.7)	$422.9	$(275.0)	$122.6
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	294.9	705.4	—	1,000.3
Provision for doubtful accounts	—	—	15.5	34.3	—	49.8
Equity in (earnings) losses from subsidiaries	(332.1)	56.9	0.7	(0.5)	275.0	—
Share-based compensation expense	—	—	12.5	21.5	—	34.0
Deferred income taxes	39.6	20.6	(22.9)	22.3	—	59.6
Unamortized net discount (premium) on retired debt	3.1	(41.2)	—	—	—	(38.1)
Amortization of unrealized losses on de-designated interest rate swaps	31.6	—	—	—	—	31.6
Plan curtailment and other, net	19.8	(6.2)	1.7	(33.8)	—	(18.5)
Changes in operating assets and liabilities, net	27.7	11.2	(71.6)	(47.9)	—	(80.6)
Net cash (used in) provided from operations	(87.7)	(41.9)	166.1	1,124.2	—	1,160.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(123.0)	(543.0)	—	(666.0)
Broadband network expansion funded by stimulus grants	—	—	—	(28.8)	—	(28.8)
Changes in restricted cash	11.5	—	1.5	—	—	13.0
Grant funds received for broadband stimulus projects	53.5	—	—	—	—	53.5
Net cash provided from (used in) investing activities	65.0	—	(121.5)	(571.8)	—	(628.3)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	—	—	—	—	(444.6)
Repayment of debt and swaps	(3,443.1)	(650.0)	—	(0.1)	—	(4,093.2)
Proceeds of debt issuance	3,997.5	—	—	—	—	3,997.5
Debt issuance costs	(29.7)	—	—	—	—	(29.7)
Intercompany transactions, net	(80.2)	691.9	(47.2)	(564.5)	—	—
Payment under capital lease obligations	—	—	(11.6)	(2.2)	—	(13.8)
Other, net	(7.2)	—	—	—	—	(7.2)
Net cash (used in) provided from financing activities	(7.3)	41.9	(58.8)	(566.8)	—	(591.0)
Decrease in cash and cash equivalents	(30.0)	—	(14.2)	(14.4)	—	(58.6)
Cash and Cash Equivalents:
Beginning of period	57.5	—	26.5	48.0	—	132.0
End of period	$27.5	$—	$12.3	$33.6	$—	$73.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2012
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$158.2	$(23.8)	$17.4	$365.2	$(358.8)	$158.2
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	266.2	692.3	—	958.5
Provision for doubtful accounts	—	—	7.8	33.9	—	41.7
Equity in (earnings) losses from subsidiaries	(341.1)	(14.3)	(5.8)	2.4	358.8	—
Share-based compensation expense	—	—	1.7	17.6	—	19.3
Deferred income taxes	85.6	14.5	(4.2)	(4.0)	—	91.9
Unamortized net premium on retired debt	—	(16.2)	—	—	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	33.0	—	—	—	—	33.0
Plan curtailment and other, net	16.8	(15.7)	(1.8)	(25.0)	—	(25.7)
Changes in operating assets and liabilities, net	278.0	(15.6)	(115.2)	(164.3)	—	(17.1)
Net cash provided from (used in) operations	230.5	(71.1)	166.1	918.1	—	1,243.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(143.0)	(666.4)	—	(809.4)
Broadband network expansion funded by stimulus grants	—	—	—	(68.8)	—	(68.8)
Changes in restricted cash	(18.2)	—	—	—	—	(18.2)
Grant funds received for broadband stimulus projects	26.5	—	—		—	26.5
Disposition of wireless assets	—	—	—	57.0	—	57.0
Other, net	—	—	3.8	3.2	—	7.0
Net cash provided from (used in) investing activities	8.3	—	(139.2)	(675.0)	—	(805.9)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(440.5)	—	—	—	—	(440.5)
Repayment of debt and swaps	(1,548.6)	(300.0)	—	—	—	(1,848.6)
Proceeds of debt issuance	1,775.0	—	—	—	—	1,775.0
Debt issuance costs	(19.0)	—	—	—	—	(19.0)
Intercompany transactions, net	(89.1)	371.1	(51.1)	(230.9)	—	—
Payment under capital lease obligations	—	—	(14.6)	(0.7)	—	(15.3)
Other, net	(2.0)	—	0.5	—	—	(1.5)
Net cash (used in) provided from financing activities	(324.2)	71.1	(65.2)	(231.6)	—	(549.9)
(Decrease) increase in cash and cash equivalents	(85.4)	—	(38.3)	11.5	—	(112.2)
Cash and Cash Equivalents:
Beginning of period	115.4	—	63.5	48.1	—	227.0
End of period	$30.0	$—	$25.2	$59.6	$—	$114.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Subsequent Events:

On November 6, 2013, we declared a dividend of $0.25 per share on our common stock, which is payable on January 15, 2014 to shareholders of record on December 31, 2013.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, the terms "Windstream," "we," "us" or "our" refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term "Windstream Corp." refers to Windstream Corporation and its subsidiaries.

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

CHANGE IN ORGANIZATIONAL STRUCTURE

As further discussed in Note 1 to the interim unaudited consolidated financial statements, on August 30, 2013, through the creation of a new holding company structure (the "Holding Company Formation"), Windstream Corporation ("Windstream Corp.") became a wholly-owned subsidiary of a new publicly traded parent company, Windstream Holdings, Inc. ("Windstream Holdings"). We expect the new holding company design will enhance our corporate structure, strengthen our credit profile and provide greater flexibility and efficiency in managing and financing existing and future strategic operations. As the Holding Company Formation occurred at the parent company level, the remainder of our subsidiaries, operations and customers were not affected. Therefore, the operations of Windstream Corp. are the same as the operations of Windstream Holdings. Accordingly, the historical financial statements reflect the effect of the reorganization for all periods presented. Following the Holding Company Formation, Windstream Corp. and its guarantor subsidiaries remained the sole obligors on its outstanding debt obligations and, as a result, will continue to file periodic reports with the SEC. Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.'s debt agreements.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from WIndstream Corp. to Windstream Holdings. Through September 30, 2013, the amount of expenses directly incurred by Windstream Holdings subsequent to the Holding Company Formation totaled less than $0.1 million. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Corp.

OVERVIEW

Our vision is to be the premier enterprise communications and services provider in the United States while maintaining our strong, stable consumer business. We provide advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 115,000 miles, a robust business sales division and 26 data centers.

STRATEGY

Our strategy is to maximize growth opportunities with our enterprise business customers while optimizing our cost structure and maintaining the stability of our heritage consumer business. We are accomplishing our strategy by continuing to shift revenue streams away from traditional consumer voice services to our strategic growth areas of business services and consumer broadband. Business service and consumer broadband revenues were 71.9 percent and 71.4 percent of total revenues for the three and nine month periods ended September 30, 2013, as compared to 68.9 percent and 68.4 percent for the same periods in 2012. The diversification of our revenue streams helps us to offset revenue declines driven by consumer customer losses and wholesale revenue declines driven by intercarrier compensation reform.

We have made significant investments during the past two years in our network to expand our business service offerings and increase broadband speeds and capacity in our consumer markets. Capital expenditures have begun to decline as we complete certain initiatives and return to a more normalized level.

Although new consumer customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. As a result, we continue to make investments to increase broadband speeds and capacity throughout our service areas.

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

Dividend

Our goal from our business strategy is to generate solid and sustainable cash flows over the long-term, and we intend to return a significant portion of this cash flow to our shareholders through our current dividend practice. Our current practice is to pay a quarterly dividend of $0.25 per common share, which equates to $1 per common share annually. We cannot assure you we will continue paying dividends at the current rate. See "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, for additional information.

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

To manage these pressures and improve our size, scale and cost structure, we completed three targeted acquisitions of other traditional telephone companies between 2006 and 2009. In early 2010, we made a critical move to accelerate our transformation when we acquired NuVox Inc. ("NuVox"), a leading regional business services provider based in Greenville, South Carolina. NuVox added a broad portfolio of Internet protocol ("IP") based services and an aggressive sales force, and this acquisition marked an important step in positioning us to better serve business customers.

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

Key activities during the nine months ended September 30, 2013, included:

•	named for the first time to the 2013 FORTUNE 500 list of largest U.S. companies as ranked by revenue, placing No. 414;

•	continued focus on revenue growth opportunities in our business service and consumer broadband areas;

•
opened three new data centers in Chicago, Illinois; Nashville, Tennessee; and Raleigh-Durham, North Carolina; demonstrating our commitment to meet the growing business demand for cloud-based and dedicated managed services;

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

•
expanded hedging initiatives by entering into six new pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in Windstream Corp.'s senior secured credit facilities in May 2013 that will mature on June 17, 2016;

•
completed a private placement on August 26, 2013 of $500.0 million in aggregate principal amount of Windstream Corp. 7.750 percent senior unsecured notes due October 1, 2021, at an issue price of 103.500 percent to yield 7.171 percent (the "2021 Notes") which were used to pay the consideration for the tender offer and consent solicitation to purchase for cash any and all of the outstanding 7.000 percent notes due March 15, 2019 ("2019 Notes"), together with related fees and expenses;

•
reduced the amount of interest expected to be paid going forward by issuing $700 million in aggregate principal amount of Windstream Corp. 6.375 percent senior unsecured notes, due August 1, 2023 ("2023 Notes"), at an issue price at par to yield 6.375 percent, which were used to pay the consideration for the tender offer and consent solicitation to purchase for cash any and all of the outstanding 8.875 percent notes due June 30, 2017 ("PAETEC 2017 Notes"), together with related fees and expenses;

•
amended Windstream Corp.'s existing senior secured credit facility effective January 23, 2013, to, among other things, provide for the incurrence of $1,345.0 million of additional term loans, due January 23, 2020, allowing repayment of $19.5 million of Tranche A2 and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of the senior secured credit facility due in December 2015, plus accrued interest; and

•	improved our debt maturity profile through the refinancing activities completed in January and August 2013.

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

Wireless backhaul: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and to wireless towers we currently serve with copper facilities. During the three and nine month periods ended September 30, 2013, we spent approximately $30.0 million and $131.3 million on fiber-to-the-tower investments. We will continue to make success-based capital investments to offer additional wireless backhaul services to wireless carriers; however, we expect these investments to decrease substantially during the remainder of 2013 as we will have reached the vast majority of existing towers within our targeted area.

Consumer high-speed Internet: New consumer high-speed Internet additions are slowing as a result of our already high penetration of 72 percent of primary residential lines. We expect the pace of high-speed Internet customer growth to continue to slow as the number of households without high-speed Internet service shrinks and our penetration continues to increase. We lost approximately 11,100 consumer high-speed Internet customers during the third quarter of 2013. However, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We are continuing to focus on increasing our broadband speeds available to customers. As of September 30, 2013, we could deliver speeds up to 3 Megabits per second ("Mbps") to approximately 98 percent of our addressable lines, and speeds of up to 6 Mbps, 12 Mbps, and 24 Mbps are available to approximately 76 percent, 51 percent, and 16 percent of our addressable lines, respectively. Data speeds experienced by our customers are not guaranteed and can vary based on many factors including: the distance of the customer from the service office, condition of wiring, customer computer configuration, network or Internet congestion, and the server speed of the websites accessed.

Consumer voice line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in voice lines due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of September 30, 2013, all of our voice lines had wireless competition and approximately 70 percent of our voice lines had fixed-line voice competition. Consumer voice lines decreased 112,500, or 6.0 percent during the twelve month period ended September 30, 2013, primarily due to the effects of competition.

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

The following table reflects the consolidated operating results of Windstream Holdings as of September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions) (a) (b)	2013	2012	2013	2012
Revenues and sales:
Service revenues:
Business	$916.2	$906.4	$2,743.3	$2,694.8
Consumer	323.6	333.6	978.7	1,005.2
Wholesale	147.8	181.9	450.4	539.0
Other	60.3	64.0	180.5	202.3
Total service revenues	1,447.9	1,485.9	4,352.9	4,441.3
Product sales	55.7	59.5	157.2	176.8
Total revenues and sales	1,503.6	1,545.4	4,510.1	4,618.1
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	645.0	671.4	1,933.1	1,987.3
Cost of products sold	47.9	56.8	141.7	159.3
Selling, general and administrative	246.1	229.4	725.2	719.5
Depreciation and amortization	338.4	326.4	1,000.3	958.5
Merger and integration costs	5.1	12.7	17.0	54.4
Restructuring charges	1.5	12.1	9.1	23.3
Total costs and expenses	1,284.0	1,308.8	3,826.4	3,902.3
Operating income	219.6	236.6	683.7	715.8
Other (expense) income, net	(5.6)	(5.3)	(5.0)	4.6
(Loss) gain on early extinguishment of debt	(14.7)	—	(28.5)	1.9
Interest expense	(148.8)	(155.4)	(479.7)	(465.4)
Income from continuing operations before income taxes	50.5	75.9	170.5	256.9
Income taxes	19.9	29.1	47.9	98.0
Income from continuing operations	30.6	46.8	122.6	158.9
Discontinued operations	—	—	—	(0.7)
Net income	$30.6	$46.8	$122.6	$158.2

(a)	Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net income or comprehensive income.

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

The following table reflects the consolidated operating metrics of Windstream Holdings as of September 30:

(Thousands)	2013	2012
Business Operating Metrics:
Customers
Enterprise	190.5	179.2
Small business	420.6	462.8
Total customers (a)	611.1	642.0

Carrier special access circuits	101.5	112.7

Consumer Operating Metrics:
Voice lines	1,752.7	1,865.2
High-speed Internet	1,183.4	1,216.2
Digital television customers	409.5	431.6
Total consumer connections	3,345.6	3,513.0

(a)
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

For the twelve months ended September 30, 2013, business customers decreased by approximately 30,900, or 4.8 percent. During the third quarter of 2013, our business customers decreased by approximately 9,600. Our growth in enterprise customers is outpaced by losses in small business customers, primarily due to business closures and competition from cable companies. However, our enterprise customers are driving growth in overall revenue through purchases of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

Despite the opportunities for growth from business services, competition and weakness in the economy may have the effect of suppressing revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in data and integrated services and high speed Internet revenues (a)	$15.1		$66.5
Due to increases in carrier revenues (b)	6.8		13.0
Due to increases in data center and managed services revenues (c)	3.0		8.0
Due to decreases in traditional voice, long distance and miscellaneous revenues (d)	(15.1)		(39.0)
Net increases in business revenues	$9.8	1%	$48.5	2%

(a)
Increases in data and integrated services revenues were primarily due to continued demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)
Carrier revenues primarily represent monthly recurring charges for dedicated circuits and fiber-to-the-tower connections. Increases in these revenues were primarily due to growth in fiber-to-the-tower connections reflecting higher demand from wireless and other carriers, partially offset by declines in special access charges for dedicated copper-based circuits. As wireless carriers continue to migrate traffic from copper to fiber-based connections, revenues earned from special access charges will continue to decline.

(c)	Increases in data center and managed services revenues, which include monitoring, maintenance and support services for business customers, reflected increased demand and incremental sales.

(d)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage, competition and migration of existing customers to integrated services and bundled offerings. These declines were partially offset by growth in equipment rental revenues and incremental revenues attributable to the access recovery charge ("ARC") of $6.6 million and $19.6 million in the three and nine month periods ended September 30, 2013, respectively. Implemented in the third quarter of 2012, the ARC is a monthly charge established by the Federal Communications Commission ("FCC") designed to mitigate revenue reductions resulting from intercarrier compensation reform. The growth in ARC-related revenues in the third quarter of 2013 primarily reflected an increase in the monthly rate effective July 1, 2013.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the twelve months ended September 30, 2013, consumer voice lines decreased by approximately 112,500, or 6.0 percent. Growth in revenues from high-speed Internet and related services help to offset some of the losses in consumer voice revenues due to competition. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the twelve months ended September 30, 2013, consumer high-speed Internet customers decreased by approximately 33,000, or 2.7 percent. During the third quarter of 2013, our consumer high-speed Internet customers decreased by approximately 11,100. As of September 30, 2013, we provided high-speed Internet service to approximately 72 percent of primary residential lines in service. As of September 30, 2013, approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2013, but we could experience some increased competition from high-speed Internet offerings of wireless competitors.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet revenues (a)	$5.0		$16.7
Due to decreases in voice, long distance and miscellaneous revenues (b)	(15.0)		(43.2)
Net decreases in consumer revenues	$(10.0)	(3)%	$(26.5)	(3)%

(a)	Increases in high-speed Internet revenues were primarily due to the continued migration of customers to higher speeds and increased sales of value added services, as previously discussed.

(b)
Decreases in voice service revenues were primarily attributable to declines in voice lines. These declines were partially offset by $2.6 million and $7.5 million in the three and nine month periods ended September 30, 2013, respectively, due to increases in ARC-related revenues, as described above.

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

Revenues from these services are expected to decline due to voice line losses and continued reductions in switched access rates.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in federal USF revenues (a)	$4.4		$28.8
Due to decreases in state USF revenues	(1.8)		(6.6)
Due to decreases in voice, long distance and other revenues (b)	(4.3)		(6.3)
Due to decreases in switched access revenues (c)	(32.4)		(104.5)
Net decreases in wholesale revenues	$(34.1)	(19)%	$(88.6)	(16)%

(a)
Increases in federal USF revenues were primarily due to incremental revenues attributable to the access recovery mechanism ("ARM"), which was implemented during the third quarter of 2012. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. The growth in ARM-related revenues in the third quarter of 2013 reflected an increase in the monthly rate effective July 1, 2013.

(b)	Decreases in voice, long distance and other revenues were primarily due to declines in wholesale customers and lower minutes of usage.

(c)
Decreases in switched access revenues were primarily due to the impact of intercarrier compensation reform and continued declines in network demand. As previously discussed, the ARC and ARM are designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

Other Service Revenues

Other service revenues include USF surcharge revenues, revenues from software sales and service, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas. As a result, we expect other service revenues to decline as existing customers disconnect. Other service revenues decreased $3.7 million, or 6 percent and $21.8 million, or 11 percent in the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012.

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in consumer product sales	$3.1		$0.2
Due to decreases in business product sales	(2.2)		(8.2)
Due to decreases in contractor sales	(4.7)		(11.6)
Net decreases in product sales	$(3.8)	(6)%	$(19.6)	(11)%

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in network operations (a)	8.5		29.2
Due to changes in federal USF expenses (b)	0.9		(8.4)
Due to changes in other expenses	(0.6)		2.9
Due to decreases in postretirement and pension (c)	(3.9)		(14.3)
Due to decreases in third-party costs for ancillary voice and data services	(5.0)		(14.5)
Due to decreases in interconnection expense (d)	(26.3)		(49.1)
Net decreases in cost of services	$(26.4)	(4)%	$(54.2)	(3)%

(a)
Increases in network operations were due to higher leased network facilities costs attributable to expansion of our fiber transport network and data center operations due to additional or expanded data centers.

(b)
Decrease in federal USF contributions was driven by a reduction in the overall USF contribution factor for the nine month period ended September 30, 2013, compared to the same period a year ago. This decrease resulted in a proportionate decrease in surcharge revenues which is included in other service revenues.

(c)
Decreases in postretirement and pension expense were primarily driven by curtailment gains recognized during each of the three quarterly periods of 2013, resulting from the elimination of medical and prescription subsidies for certain active participants. See Note 7 for additional information.

(d)
Decreases in interconnection expense were attributable to the favorable impact of network efficiency projects, rate reductions primarily driven by intercarrier compensation reform, and lower long distance usage by our customers, partially offset by increased purchases of circuits to service the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. Changes in cost of products sold were generally consistent with the changes in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in product sales to consumers	$0.5		$(0.2)
Due to decreases in product sales to business customers	(4.4)		(6.5)
Due to decreases in sales to contractors	(5.0)		(10.9)
Net decreases in cost of products sold	$(8.9)	(16)%	$(17.6)	(11)%

Selling, General and Administrative ("SG&A")

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in sales and marketing expenses (a)	$10.6		$18.7
Due to changes in other costs (b)	8.0		(7.6)
Due to decreases in postretirement and pension (c)	(1.9)		(5.4)
Net increases in SG&A and other expenses	$16.7	7%	$5.7	1%

(a)
Increases in sales and marketing expenses were due to the expansion of our business sales channel, partially offset by lower advertising costs for the consumer channel and decreased consumer sales expenses.

(b)
Increase in other costs for the three month period ended September 30, 2013, was primarily due to certain nonrecurring adjustments recorded in the third quarter of 2012 which reduced expenses. Excluding the effects of these adjustments, other costs would have increased slightly during the third quarter of 2013 compared to the same period a year ago. Decrease in other costs for the nine month period ended September 30, 2013, was primarily due to decreased salaries and wages and other benefits driven by cost savings related to management restructuring initiatives begun late in the second quarter of 2012 and completed during the second half of the year. As a result of these initiatives, we eliminated approximately 350 management positions.

(c)
Decreases in postretirement and pension expense were primarily driven by curtailment gains recognized during each of the three quarterly periods of 2013, as a result of the elimination of medical and prescription subsidies for certain active participants. See Note 7 for additional information.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in depreciation expense (a)	$25.1		$80.1
Due to decreases in amortization expense (b)	(13.1)		(38.3)
Net increases in depreciation and amortization expense	$12.0	4%	$41.8	4%

(a)
Increases in depreciation expense were primarily due to additions to property, plant and equipment. Additionally, new depreciation rates were implemented beginning in the first half of 2012 for certain subsidiaries which resulted in a net increase to depreciation expense in the nine month period ended September 30, 2013.

(b)
Decreases in amortization expense reflect the use of the sum-of-the-years-digits method to amortize customer lists. The effect of using an accelerated amortization method results in incremental declines in expense each year as the intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Our recent acquisitions of PAETEC, NuVox Inc., Iowa Telecom, Q-Comm and Hosted Solutions accounted for the merger and integration costs for the periods presented.

Restructuring charges are sometimes incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities to provide greater flexibility in managing and financing existing and future strategic operations for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

Set forth below is a summary of merger, integration and restructuring costs for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012
Merger and integration costs:
Transaction costs associated with acquisitions (a)	$—	$—	$—	$7.1
Employee-related transition costs (b)	1.5	3.1	5.2	17.4
Information technology conversion costs (c)	2.6	1.9	7.5	5.3
Rebranding, consulting and other costs (d)	1.0	7.7	4.3	24.6
Total merger and integration costs	5.1	12.7	17.0	54.4
Restructuring charges (e)	1.5	12.1	9.1	23.3
Total merger, integration and restructuring costs	$6.6	$24.8	$26.1	$77.7

(a)
During the nine month period ended September 30, 2012, we incurred acquisition-related costs for accounting, legal, broker fees and other miscellaneous costs associated with the acquisition of PAETEC. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee-related transition costs incurred during 2012 primarily consisted of severance related to the integration of PAETEC.

(c)
During the nine month periods ended September 30, 2013 and 2012, respectively, information technology conversion costs primarily consisted of redundant IT platform integrations that will improve processes and result in efficiencies.

(d)	During 2012, the costs primarily reflected the nationwide rebranding of the PAETEC markets and consulting fees related to integration activities.

(e)
During the nine month period ended September 30, 2013, we incurred charges related to the voluntary workforce reduction initiated to better align our focus on enterprise opportunities. For the three and nine month periods in 2012, these costs are primarily related to the management restructuring initiatives previously discussed.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of September 30, 2013, unpaid merger, integration and restructuring liabilities totaled $10.8 million, which consisted of $0.7 million of accrued severance costs primarily associated with the integration of the Acquired Companies, $1.0 million primarily associated with restructuring initiatives, and $9.1 million related to other integration activities. Accrued severance and related employee costs are included in other current liabilities in the accompanying unaudited interim consolidated balance sheet. These payments will be funded through operating cash flows (see Note 8).

Operating Income

Operating income decreased $17.0 million, or 7.2 percent and $32.1 million, or 4.5 percent, during the three and nine month periods ended September 30, 2013, respectively, as compared to the same periods in 2012. The decreases for the three and nine month periods ended September 30, 2013, were primarily due to increased depreciation and amortization expense driven by additions of property, plant and equipment and reductions in wholesale revenues primarily due to the effects of intercarrier compensation reform. The adverse impact on operating income attributable to these factors were partially offset by a decrease in merger and integration costs and restructuring charges and our ongoing efforts to manage expenses.

Operating Income before Depreciation and Amortization ("OIBDA")

OIBDA decreased $5.0 million, or 0.9 percent and increased $9.7 million, or 0.6 percent, for the three and nine month periods ended September 30, 2013, respectively, as compared to the same periods in 2012 (see "Reconciliation of non-GAAP Financial Measures"). The decrease for the third quarter 2013 was primarily due to reductions in wholesale revenues due to the effects of intercarrier compensation reform partially offset by our ongoing efforts to manage expenses. In addition to our efforts to control costs, the increase for the nine month period ended September 30, 2013, also reflected a reduction in merger and integration costs and restructuring charges.

Other (Expense) Income, Net

Set forth below is a summary of other (expense) income, net for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012
Interest income	$—	$—	$1.0	$1.0
(Loss) gain on sale of non-operating assets (a)	—	(0.2)	(3.3)	7.2
Other (expense) income, net (b)	(4.9)	(0.2)	(4.2)	3.9
Ineffectiveness of interest rate swaps	(0.7)	(4.9)	1.5	(7.5)
Other (expense) income, net	$(5.6)	$(5.3)	$(5.0)	$4.6

(a)	The gain for the nine month period ended September 30, 2012, was primarily due to the sale of wireless assets associated with Iowa Telecom and D&E Communications, Inc. ("D&E").

(b)	Other expense, net during the three and nine month periods ended September 30, 2013, primarily consisted of costs incurred in connection with the Holding Company Formation.

(Loss) Gain on Extinguishment of Debt

During the third quarter of 2013, Windstream Corp. retired all $500.0 million of the outstanding 2019 Notes using proceeds from the private placement of the 2021 Notes. During the nine month period ended September 30, 2013, Windstream Corp. also retired all $650.0 million of the outstanding PAETEC 2017 Notes, using proceeds from the issuance of the 2023 Notes. Windstream Corp. also amended its senior secured credit facility Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The debt retirements and credit facility amendment were accounted for under the extinguishment method of accounting, and as a result Windstream Corp. recognized losses on extinguishment of debt of $14.7 million and $28.5 million during the three and nine month periods ended September 30, 2013.

During the first quarter of 2012, Windstream Corp. retired all $300.0 million of the outstanding 9.500 percent notes due July 15, 2015 ("PAETEC 2015 Notes"). The PAETEC 2015 Notes were purchased using borrowings on Windstream Corp.'s revolving line of credit. The retirements were accounted for under the extinguishment method, and as a result we recognized a gain on extinguishment of debt of $1.9 million during the nine month period ended September 30, 2012.

The (loss) gain on extinguishment of debt was follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012
2019 Notes:
Premium on early redemption	$(13.6)	$—	$(13.6)	$—
Third-party fees for early redemption	(0.5)	—	(0.5)	—
Unamortized debt issuance costs on original issuance	(0.6)	—	(0.6)	—
Loss on early extinguishment for 2019 Notes	(14.7)	—	(14.7)	—
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	—	—	(2.5)	—
Loss on early extinguishment for senior secured credit facility	—	—	(2.5)	—
PAETEC 2017 Notes:
Premium on early redemption	—	—	(51.5)	—
Third-party fees for early redemption	—	—	(1.0)	—
Unamortized premium on original issuance	—	—	41.2	—
Loss on early extinguishment for PAETEC 2017 Notes	—	—	(11.3)	—
PAETEC 2015 Notes:
Premium on early redemption	—	—	—	(14.3)
Unamortized premium on original issuance	—	—	—	16.2
Gain on early extinguishment for PAETEC 2015 Notes	—	—	—	1.9
Total (loss) gain on early extinguishment of debt	$(14.7)	$—	$(28.5)	$1.9

Interest Expense

Set forth below is a summary of interest expense for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012
Senior secured credit facility, Tranche A	$4.6	$4.1	$13.8	$9.0
Senior secured credit facility, Tranche B	18.8	14.2	55.3	35.2
Senior secured credit facility, revolving line of credit	4.9	3.7	9.4	15.8
Senior unsecured notes	101.3	100.2	322.1	300.5
Credit facility extension fees	—	—	6.2	—
Notes issued by subsidiaries	11.2	22.7	36.8	69.2
Impacts of interest rate swaps	9.2	13.3	40.3	41.1
Interest on capital leases and other	0.8	0.7	2.1	2.5
Less capitalized interest expense	(2.0)	(3.5)	(6.3)	(7.9)
Total interest expense	$148.8	$155.4	$479.7	$465.4

Interest expense decreased $6.6 million, or 4.2 percent and increased $14.3 million, or 3.1 percent for the three and nine month periods ended September 30, 2013, as compared to the same periods of 2012, respectively. The decrease in the third quarter of 2013 was due, in part, to the payoff of the PAETEC 2017 Notes completed in the first quarter of 2013. The increase in the nine month period ended September 30, 2013, is primarily due to additional interest and amortization of issuance costs associated with the Windstream Corp. 2023 Notes issued in January 2013 and due to additional senior secured credit facility borrowings in the third quarter 2012 and the first quarter 2013. These increases were offset, in part, by the payoff of the PAETEC 2015 and the PAETEC 2017 Notes completed in the first quarter of 2012 and 2013, respectively.

Windstream Corp. enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Four of the swaps are off-market swaps; therefore, they contain an embedded financing element, which the swap counterparties recover through an incremental charge in Windstream Corp.'s fixed rate over what would be charged for an on-market swap. As such, a portion of the cash payment on the swaps represents the rate Windstream Corp. would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. On May 31, 2013, Windstream Corp. entered into six new pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in its senior secured credit facilities. These on-market swaps mature on June 17, 2016. See Note 4 for additional details.

Income Taxes

Income tax expense decreased $9.2 million, or 31.6 percent and $50.1 million, or 51.1 percent, for the three and nine month periods ended September 30, 2013, as compared to the same periods in 2012. The decrease in income tax expense for the three month period is primarily due to a decrease in income before taxes. The decrease in income tax expense for the nine month period is primarily due to a decrease in income before taxes and the effect of a discrete item recognized in the first quarter of 2013 of $17.8 million of previously unrecognized tax benefits, including interest, as a result of the expiration of the statute of limitations. Our effective tax rate was 39.4 percent and 28.1 percent for the three and nine month periods ended September 30, 2013, as compared to 38.3 percent and 38.1 percent in the same periods in 2012. The decrease in the effective rate for the nine month period of 2013 is primarily due to the discrete item discussed above. We do not expect this discrete item to have a significant impact on our 2013 annual results from operations or financial position.

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

In reforming the USF, the Order established the Connect America Fund, which included a short-term ("CAF Phase 1") and a longer-term ("CAF Phase 2") framework. CAF Phase 1 provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved locations. CAF Phase 1, Round 1, incremental broadband support was limited to $775 per unserved location in 2012. On July 24, 2012, we elected to accept approximately $0.7 million of the $60.4 million in incremental support allocated to us for 2012. As a result of our aggressive broadband deployment to date, we had very few unserved locations remaining in our service areas for which $775 in incremental support would have made broadband deployment economical. The FCC, however, approved our supported modifications to the rules governing CAF Phase 1, Round 2, incremental support for 2013. As a result, on August 20, 2013, we elected to accept the remainder of approximately $60.0 million in allocated incremental support, as well as $63.5 million in additional available support. A challenge process to determine the eligibility of locations for CAF Phase 1, Round 2 is ongoing and we will not know the amount of incremental support that we will receive until the FCC finalizes Round 2 funding, likely by the end of the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding we receive.

The FCC is currently working to establish rules for CAF Phase 2 funding based on a forward-looking cost model to further extend broadband to high-cost areas. Until the implementation of CAF Phase 2 is complete, the annual "legacy" USF funding will continue to be frozen at 2011 levels. We are required to use one-third of the frozen legacy support to operate and build broadband networks in areas substantially unserved by an unsubsidized competitor in 2013. In 2014, this condition would apply to two-thirds of the frozen legacy support, and in 2015 it would increase to 100 percent. Our expectation is that our legacy federal USF support will continue to be approximately the same until CAF Phase 2 is implemented.

As part of the Order's reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service.

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

Additional implications of the Order will likely result in future additional rulemaking and require significant interpretation, management judgment and collaboration with other telecommunications carriers. As a result of these factors, we could experience disputes with other carriers with respect to the proper amount of intercarrier compensation that is payable between such parties, and these disputes could become significant. Our policy is to establish reserves on wholesale revenues and accounts receivable balances when collectability is not reasonably assured. We do not believe that ultimate resolution of uncertainties, including asserted and unasserted disputes and claims from other telecommunications carriers, related to wholesale services provided to date will have a material impact on our future consolidated results of operations, cash flows or financial condition.

Set forth below is a summary of intercarrier compensation revenue and federal universal service support included in wholesale revenues within the consolidated statements of income for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012
Intercarrier compensation revenue	$51.6	$84.0	$162.6	$267.1
Federal universal service support	$40.9	$36.3	$115.4	$86.5

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

Selected information related to the broadband stimulus expenditures and receipts is as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2013	2012	2013	2012	Inception to Date
Stimulus capital expenditures funded by RUS	$8.7	$31.0	$28.8	$68.8	$155.9
Stimulus capital expenditures funded by Windstream (a)	8.9	15.8	30.0	28.4	82.0
Total stimulus capital expenditures	$17.6	$46.8	$58.8	$97.2	$237.9
Funds received from RUS	$17.8	$6.9	$53.5	$26.5	$103.2

(a)
Stimulus capital expenditures funded by us are included in our capital expenditure totals for each period presented in the statements of cash flows. This figure includes certain non-reimburseable charges for which we are responsible for the full amount of the cost.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the nine month period ended September 30, 2013, we recognized $88.2 million in state USF revenue, which included approximately $59.3 million from the Texas USF. These payments are intended to provide support, apart from federal USF receipts, for the high cost of operating in certain rural markets.

Several states are currently conducting reviews of their universal service funds and intercarrier compensation systems. In particular, this past quarter, the Texas PUC adopted a rate rebalancing settlement that would reduce our state Small Company Fund support by approximately $845,000 each year over the next four years. Texas PUC officials also are considering needs-based reforms that could adversely impact our Texas USF support beginning in 2017. State legislation, that was adopted this year, provides that the PUC cannot implement needs-based or any other reforms that would further reduce our Texas USF support prior to 2017. We continue to work with Texas policymakers and industry members to obtain reasonable outcomes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, for more information regarding our state regulatory matters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments and dividend payments through the remainder of 2013. Additionally, we have access to capital markets and available borrowing capacity under Windstream Corp.'s revolving credit agreements.

Our cash position decreased by $58.6 million to $73.4 million at September 30, 2013, from $132.0 million at December 31, 2012, as compared to a decrease of $112.2 million during the same period in 2012. Cash outflows in the nine month period of 2013 were primarily driven by payments of principal and interest on Windstream Corp.'s debt obligations, capital expenditures and dividend payments to shareholders. These outflows were partially offset by cash inflows from operations of $1,160.7 million and proceeds from debt issuances of $3,997.5 million.

Historical Cash Flows

The following table summarizes our cash flow activities for the nine month period ended September 30:

(Millions)	2013	2012
Cash flows provided from (used in):
Operating activities	$1,160.7	$1,243.6
Investing activities	(628.3)	(805.9)
Financing activities	(591.0)	(549.9)
Decrease in cash and cash equivalents	$(58.6)	$(112.2)

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $82.9 million in the nine month period ended September 30, 2013, as compared to the same period in 2012. The decrease during 2013 is primarily attributable to payment of debt refinancing premiums of $65.1 million, decreased earnings and payments to reduce liabilities related to our integration and restructuring initiatives and incentive compensation plans. These decreases were partially offset by a reduction in cash interest paid of $31.5 million. Cash flows from operating activities in 2013 also reflected changes in working capital primarily driven by timing differences in the payment of vendor payables and compensation-related costs.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. Cash used in investing activities decreased $177.6 million in the nine month period ended September 30, 2013 as compared to the same period in 2012, primarily due to decreased capital expenditures, further discussed below. This decrease was partially offset by $27.0 million in additional grant funds received for broadband stimulus projects. Cash flows from investing activities for the nine month period of 2012 was favorably impacted by approximately $57.0 million in proceeds received from the disposition of wireless assets.

Capital expenditures were $666.0 million for the nine month period ended September 30, 2013, and $809.4 million for the same period in 2012. Capital expenditures decreased $143.4 million for the nine month period ended September 30, 2013. Capital expenditures related to our fiber-to-the-tower initiatives declined from the prior year, as we have reached the vast majority of existing towers within our targeted area. Currently, we are executing on fiber-to-the-tower projects we have won. During the first nine months of 2013, expenditures for broadband network expansion funded by stimulus grants also declined $40.0 million compared to the same period of 2012. We expect total capital expenditures to decline during the remainder of 2013 and throughout 2014 as the fiber-to-the-tower and stimulus projects continue to wind down.

Cash Flows - Financing Activities

Cash used in financing activities increased by $41.1 million for the nine month period ended September 30, 2013, as compared to the same period in 2012. This increase was due to additional repayments of long-term debt, partially offset by proceeds received from the issuance of new debt obligations, further discussed below.

Debt repayments during the first nine months of 2013 totaled approximately $4.1 billion. On August 12, 2013, Windstream Corp. announced a tender offer to purchase for cash any and all of the $500 million aggregate principal amount of 2019 Notes. As of September 9, 2013, approximately $431.2 million outstanding of the 2019 Notes had been tendered. On September 25, 2013, the redemption of the remaining $68.8 million outstanding was settled in cash. On August 1, 2013, Windstream Corp. repaid at maturity $800.0 million in aggregate principal amount of senior unsecured 8.125 percent notes utilizing available borrowings under its revolving credit agreements. On January 8, 2013, Windstream Corp. announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. As of February 6, 2013, approximately $588.5 million of the PAETEC 2017 Notes had been tendered. On February 25, 2013, redemption of the remaining $61.5 million outstanding was settled. On January 23, 2013, Windstream Corp. repaid $19.5 million of Tranche A2 and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of its senior secured credit facility due in December 2015, plus accrued interest. Reductions in long-term debt also included $735.0 million of repayments related to Windstream Corp.'s revolving line of credit, as further discussed below.

Proceeds from new issuances of long term debt totaled approximately $4.0 billion. On August 26, 2013, Windstream Corp. completed the private placement of $500.0 million of the 2021 Notes and received proceeds of $517.5 million, the proceeds of which were used to repay the 2019 Notes. On January 23, 2013, Windstream Corp. incurred new borrowings of $1,345.0 million under Tranche B4 of its senior secured credit facility due January 23, 2020, the proceeds of which were used to repay the Tranche A2 and Tranche B and B2 of the senior secured credit facility. Also on January 23, 2013, Windstream Corp. completed the private placement of $700.0 million of the 2023 Notes, the proceeds of which were used to repay the PAETEC 2017 Notes. During the nine month period ended September 30, 2013, Windstream Corp. borrowed $1,435.0 million under the revolving line of credit in its senior secured credit facility and later repaid $735.0 million of these borrowings. By the end of the year, Windstream Corp. plans to repay approximately $100.0 million of the outstanding revolver borrowings of $700.0 million from operating cash flows generated during the fourth quarter of 2013. Debt issuance costs associated with the new borrowings in 2013 of $29.7 million were recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings.

During the first nine months of 2012, Windstream Corp. retired $300.0 million in outstanding indebtedness related to the PAETEC 2015 Notes. Additionally, Windstream Corp. borrowed $595.0 million under the revolving line of credit in its senior secured credit facility and later repaid $1,515.0 million during the first nine months of 2012. During the third quarter of 2012, Windstream Corp. incurred new borrowings of $300.0 million of Tranche A4 senior secured credit facilities due August 8, 2017, and $600.0 million of Tranche B3 senior secured credit facilities due August 8, 2019. During the first quarter of 2012, Windstream Corp. amended and restated $150.4 million of the Tranche A2 senior secured credit facility outstanding to Tranche A3 senior secured credit facility and incurred new borrowings of $280.0 million of Tranche A3 of the facility, which will also be due December 30, 2016.

Our board of directors maintains a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to the restricted payment capacity under Windstream Corp.'s debt covenants as further discussed below. Dividends paid to shareholders were $0.25 per share during each of the first three quarters of 2013, totaling $444.6 million, which was an increase of $4.1 million, as compared to the same period in 2012, mostly due to additional shares issued and outstanding during 2013 and the vesting of restricted stock units. On November 6, 2013, we declared a dividend of $0.25 per share on our common stock, which is payable on January 15, 2014, to shareholders of record on December 31, 2013.

Pension

On September 13, 2013, we contributed 3.3 million shares of our common stock to the Windstream Pension Plan to avoid certain benefit restrictions and to fund a portion of our expected 2014 funding obligation. At the time of the contribution, the common shares had an appraised value of approximately $27.8 million, as determined by a third party valuation firm. Future contributions to the Windstream Pension Plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan. Employer contribution for pension benefits in 2013 will also include $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans.

Debt Capacity

Windstream Holdings has no direct debt obligations. All of our debt, including the facilities described below, have been incurred by our subsidiaries (primarily Windstream Corp.). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

As of September 30, 2013, Windstream Corp. had $8,813.4 million in long-term debt outstanding, including current maturities and excluding the net premium (see Note 3). As of September 30, 2013, the amount available for borrowing under Windstream Corp.'s revolving line of credit was $533.1 million.

As previously discussed, effective August 8, 2012, Windstream Corp. amended and restated its existing senior secured credit facilities to, among other things: (i) provide for the incurrence of up to $900.0 million of additional term loans, the proceeds of which were used to repay the full outstanding balance of the credit facility revolver, without any reduction in commitments, and for general corporate purposes; and (ii) modify certain other definitions and provisions.

Effective February 23, 2012, Windstream Corp. refinanced $150.4 million of Tranche A2 of its senior secured credit facility to Tranche A3 and extended the maturity to December 30, 2016. In addition, Windstream Corp. incurred new borrowings of $280.0 million under Tranche A3 of its senior secured credit facility, which will also be due December 30, 2016. The proceeds from these borrowings were used to partially repay the credit facility revolver, without any reduction in commitments. Additionally, the restatement extended the maturity of certain existing term loans and provided for the ability to refinance and extend the maturity of any term loan or revolving loan with the consent of the affected lenders, modify certain other definitions and provisions and increase secured debt capacity to 2.25 times adjusted OIBDA, as defined per the credit facility.

As of September 30, 2013, Windstream Corp. had approximately $1,197.2 million of restricted payment capacity as governed by its credit facility, which limits the amount of dividends Windstream Corp. may distribute to Windstream Holdings for payment of dividends to Windstream Holdings shareholders. Windstream Corp. builds additional capacity through cash generated from operations while dividend payments, and other certain restricted investments reduce the available restricted payments capacity. Windstream Corp. will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

Debt Covenants and Amendments

The terms of the credit facility and indentures issued by Windstream Corp. include customary covenants that, among other things, require Windstream Corp. to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 0.05 to 0.0 and a minimum interest coverage ratio of 0.03 to 0.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 0.05 to 0.0.

Certain of Windstream Corp.'s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp.'s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2013, Windstream Corp. was in compliance with all debt covenants and restrictions.

Windstream Corp.'s senior secured credit facility and its indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States ("non-GAAP financial measures"). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Corp.'s debt covenants and were calculated as follows:

(Millions, except ratios)	September 30, 2013
Gross leverage ratio:
Long term debt including current maturities	$8,846.8
Capital leases, including current maturities	67.7
Total long term debt and capital leases	$8,914.5
Operating income, last twelve months	$855.4
Depreciation and amortization, last twelve months	1,339.4
Other non-cash and non-recurring expense adjustments required by the credit facility and indentures (a)	160.9
Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA")	$2,355.7
Leverage ratio (b)	3.78
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,355.7
Interest expense, last twelve months	$639.4
Adjustments required by the credit facility and indentures (c)	12.9
Adjusted interest expense	$652.3
Interest coverage ratio (d)	3.61
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of September 30, 2013, Moody’s Investors Service, Standard & Poor’s ("S&P") Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	Ba2	BB+	BBB-
Senior unsecured credit rating (a)	B1	B	BB+
Corporate credit rating (b)	Ba3	BB-	BB+
Outlook (b)	Stable	Stable	Negative

(a)	Ratings assigned to Windstream Corp.

(b)	Corporate credit rating and outlook assigned to Windstream Corp. for Moody's and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

There have been no changes to these ratings subsequent to September 30, 2013. Factors that could affect our short and long-term credit ratings would include, but are not limited to, a material decline in our operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our dividend policy. If our credit ratings were to be downgraded, we might incur higher interest costs on future borrowings, and our access to the public capital markets could be adversely affected. Our exposure to interest risk is further discussed in the Market Risk section below. A downgrade in our current short or long-term credit ratings would not accelerate scheduled principal payments of our existing long-term debt.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Contractual Obligations and Commitments

As more fully discussed in Note 3, on August 12, 2013, Windstream Corp. announced a tender offer to purchase for cash any and all of the outstanding $500.0 million aggregate principal amount of 2019 Notes. During September 2013, Windstream Corp. redeemed all $500.0 million of the 2019 Notes. On August 26, 2013, Windstream Corp. completed the private placement of the 2021 Notes. On January 8, 2013, Windstream Corp. announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. During February 2013, Windstream Corp. redeemed all $650.0 million of PAETEC 2017 Notes. On January 23, 2013, Windstream Corp. completed the private placement of the 2023 Notes. On January 23, 2013, Windstream Corp. incurred new borrowings of $1,345.0 million of Tranche B4 senior secured credit facility due January 23, 2020, the proceeds of which were used to repay $19.5 million of Tranche A2 and $280.9 million Tranche B term loans due in July 2013 and $1,042.9 million of Tranche B2 of the senior secured credit facilty due in December 2015.

Set forth below is a summary of our material contractual obligations and commitments as of September 30, 2013, to include the changes discussed above:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$86.0	$885.2	$2,010.6	$5,831.6	$8,813.4
Interest payments on long-term debt obligations (b)	513.7	1,040.9	951.7	1,160.8	3,667.1
Total projected long-term debt and interest payments	$599.7	$1,926.1	$2,962.3	$6,992.4	$12,480.5

(a)	Excludes $33.4 million of unamortized premiums (net of discounts) included in long-term debt at September 30, 2013.

(b)	Variable rates on Tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.18 percent at September 30, 2013.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions)	2013	2012	%	2013	2012	%
Operating income	$219.6	$236.6		$683.7	$715.8
Depreciation and amortization	338.4	326.4		1,000.3	958.5
OIBDA (a)	$558.0	$563.0	(1)%	$1,684.0	$1,674.3	1%

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

There were no material changes to our critical accounting policies during the nine month period ended September 30, 2013.

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

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at September 30, 2013, are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission ("SEC") on February 20, 2013. Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not directly own significant marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries. However, our pension plan invests in marketable equity securities, including marketable debt and equity securities denominated in foreign currencies.

Interest Rate Risk

We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates we are charged under Windstream Corp.'s senior secured credit facility. Under our current policy, Windstream Corp. enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of our total debt outstanding. For a detailed discussion of our interest rate swap agreements, see Note 4 to the consolidated financial statements.

We have established policies and procedures for risk assessment and the approval, reporting and monitoring of interest rate swap activity. We do not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of September 30, 2013, the unhedged portion of Windstream Corp.'s variable rate senior secured credit facility was $1,651.3 million, or approximately 18.8 percent of total outstanding long-term debt. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would reduce annual pre-tax earnings by approximately $16.5 million. Actual results may differ from this estimate.

Equity Risk

We have exposure to market risk through our pension plan investments. During the nine month period ended September 30, 2013, the fair market value of these investments decreased from $999.0 million to $968.5 million due to routine benefit payments of $46.9 million and lump sum payments and administrative expenses of $16.9 million. These decreases were partially offset by the return on assets held of $5.5 million, or 0.6 percent, and a stock contribution during the third quarter of $27.8 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan. See "Critical Accounting Policies and Estimates - Pension Benefits" in Market Risk portion of our Financial Supplement of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 20, 2013, for a discussion of the sensitivity of our pension expense.

Foreign Currency Risk

Although we do not operate in foreign countries, our pension plan invests in international securities. As of September 30, 2013 approximately $25.0 million or 2.6 percent of total pension assets are invested in debt or equity securities denominated in foreign currencies. The investments are diversified in terms of country, industry and company risk, limiting the overall foreign currency exposure. Based on a 10 percent hypothetical change in the U.S. dollar to various foreign exchange markets, we estimate that our pension fair value would change by $2.5 million, which would be offset by a corresponding change in the U.S. dollar value of our net pension investments.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Windstream Holdings' and Windstream Corp.'s disclosure controls and procedures as of the end of the period covered by these quarterly reports (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in Windstream Holdings' and Windstream Corp.'s internal control over financial reporting that occurred during the period covered by these quarterly reports, and they have concluded that there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINDSTREAM HOLDINGS, INC.
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

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 75.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM CORPORATION
(Registrant)	(Registrant)

/s/ Anthony W. Thomas	/s/ Anthony W. Thomas
Anthony W. Thomas Chief Financial Officer (Principal Financial Officer)	Anthony W. Thomas Chief Financial Officer (Principal Financial Officer)
November 7, 2013	November 7, 2013

WINDSTREAM HOLDINGS, INC. WINDSTREAM CORPORATION FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

2.2
Agreement and Plan of Merger, dated August 29, 2013, by and among Windstream Corporation, Windstream Holdings, Inc., and WIN Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Windstream Holdings, Inc.'s Form 8-K dated August 30, 2013).
*

3.1	Amended and Restated Certificate of Incorporation of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.'s Form 8-K dated August 30, 2013).	*

3.2	Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to Windstream Holdings, Inc.'s Form 8-K dated August 30, 2013).	*

3.3	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.3 to Windstream Holdings Inc.'s Form 8-K dated August 30, 2013).	*

4.25
Indenture dated as of August 26, 2013, among Windstream Corporation, as Issuer, and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Corporation's Form 8-K dated August 28, 2013).
*

4.26
Tenth Supplemental Indenture, dated as of August 26, 2013, among Windstream Corporation, certain Subsidiaries of Windstream Corporation as guarantors thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.4 to Windstream Corporation's Form 8-K dated August 28, 2013).
*

10.28
Registration Rights Agreement dated as of August 26, 2013 among Windstream Corporation, certain subsidiaries of Windstream, as guarantors, and Goldman, Sachs & Co., as representative (incorporated herein by reference to Exhibit 4.3 to Windstream Corporation's Form 8-K dated August 28, 2013).
*

10.29	Form of Assignment and Assumption Agreement between Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.'s Form 8-K dated August 30, 2013).	*

10.30
Amendment No. 1, dated as of August 23, 2013, to the Fifth Amended and Restated Credit Agreement dated as of January 23, 2013, among Windstream Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent.
(a)

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.