Form 10-K
period 2013-12-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM CORP
filed 2014-02-27
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________

4001 Rodney Parham Road
Little Rock, Arkansas 72212
(Address of principal executive offices) (Zip Code)
(501) 748-7000
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    .

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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2013 - $4,570,347,878

As of February 24, 2014, 596,003,559 shares of common stock of Windstream Holdings, Inc. and 1,000 shares of common stock of Windstream Corporation were outstanding. All of Windstream Corporation’s outstanding common stock, for which there is no trading market, is held by Windstream Holdings, Inc.

This Form 10-K is a combined annual report being filed separately by two registrants:Windstream Holdings, Inc. and Windstream Corporation. Windstream Corporation is a direct, wholly-owned subsidiary of Windstream Holdings, Inc. Accordingly, Windstream Corporation meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, the use of the terms "Windstream," "we," "us" or "our" shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term "Windstream Corp." shall refer to Windstream Corporation and its subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2014 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 34 to 37.

Windstream Holdings, Inc.
Windstream Corporation
Form 10-K, Part I

Windstream Holdings, Inc.
Windstream Corporation
Form 10-K, Part 1

Item 1. Business
THE COMPANY

Unless the context indicates otherwise, the terms "Windstream," "we," "us" or "our" refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term "Windstream Corp." refers to Windstream Corporation and its subsidiaries.

CHANGE IN ORGANIZATIONAL STRUCTURE

On August 30, 2013, through the creation of a new holding company structure (the "Holding Company Formation"), Windstream Corporation ("Windstream Corp.") became a wholly-owned subsidiary of a new publicly traded parent company, Windstream Holdings, Inc. ("Windstream Holdings"). As the Holding Company Formation occurred at the parent company level, the remainder of our subsidiaries, operations and customers were not affected. Therefore, the operations of Windstream Corp. are the same as the operations of Windstream Holdings as of December 31, 2013. We expect the new holding company design will enhance our corporate structure, strengthen our credit profile and provide greater flexibility and efficiency in managing and financing existing and future strategic operations. Following the Holding Company Formation, Windstream Corp. and its guarantor subsidiaries remained the sole obligors on its outstanding debt obligations and, as a result, will continue to file periodic reports with the Securities and Exchange Commission ("SEC"). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.'s debt agreements.

OVERVIEW

Our vision is to be the premier enterprise communications and services provider in the United States while maintaining our strong, stable consumer business. We provide advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 118,000 miles, a robust business sales division and 26 data centers.

Strategy

Our strategy is focused on maximizing growth opportunities with our enterprise business customers while optimizing our cost structure and maintaining the stability of our consumer business. Our goal from our business strategy is to generate solid and sustainable cash flows over the long-term to build shareholder value. In implementing our strategy, we continue to invest in capital initiatives designed to drive improvements in network performance and to enhance our ability to provide advanced solutions to our business customers and increase broadband speeds and capacity in our consumer markets. During 2013, we continued to transition revenue streams away from traditional consumer voice services to our strategic growth areas of business services and consumer broadband. Diversification of our revenue streams is key to our success in accelerating revenue growth opportunities as we combat the effects of revenue declines from consumer customer losses and wholesale revenue declines due to intercarrier compensation reform.

The expansion of our fiber transport network through capital investment has enhanced our ability to provide wireless transport, or backhaul services. As cellular customers consume more wireless data, wireless carriers need more bandwidth on the wireline transport network.

To accommodate the wireless carriers' additional bandwidth needs, we have made significant investments in our network during the past two years, including fiber-to-the-tower deployments designed to increase capacity and replace copper facilities servicing wireless towers. We expect wireless data usage to continue to increase, which will drive the need for additional wireless backhaul capacity.

We have also made significant investments in our data centers to broaden the technology-based services we offer, including cloud computing and managed services. We opened three new data centers during 2013, and we operated 26 data centers as of the end of the year, December 31, 2013.

On the consumer front, we continue to make investments to increase broadband speeds and capacity throughout our territories. Although new customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. As of December 31, 2013, we could deliver speeds up to 3 Megabits per second ("Mbps") to approximately 98 percent of our addressable lines, and speeds up to 6 Mbps, 12 Mbps and 24 Mbps are available to approximately 77 percent, 52 percent and 17 percent of our addressable lines, respectively. We also actively promote value-added Internet services, such as security and online back-up, to take advantage of the broadband speeds we offer.

We have also expanded broadband services to unserved and underserved areas through a combination of our own investment and grant funds received as a result of the American Recovery and Reinvestment Act of 2009 ("broadband stimulus"). Under our existing grant agreements with the Rural Utilities Service ("RUS"), we will receive up to $181.3 million in broadband stimulus funding and our share for funding these projects will total at least $60.4 million. We expect that these investments will add 75,000 new addressable broadband lines to our service areas and that the projects will be complete by the end of 2014.

Our consumer business remains under pressure due to competition from wireless carriers, cable television companies and other companies using emerging technologies. For the year ended December 31, 2013, our consumer voice lines decreased by 119,600 lines, or 6.5 percent, as compared to the prior year. In response to this competitive pressure, we are focused on stabilizing our consumer revenue while expanding business and broadband services to drive top-line revenue growth.

We believe that we are well positioned to grow our business by investing in our network, offering advanced products and solutions, targeting business customers and controlling costs through our disciplined approach to capital and expense management. In leveraging these strengths, we expect to continue to create significant value for both our customers and our shareholders.

Dividend

One way in which we create shareholder value is through the payment of dividends on our common stock. Since our formation as a public company in 2006, our current dividend practice is to pay a quarterly dividend of $0.25 per common share or $1 per common share on an annual basis, which represented a 12.6 percent yield based on our closing stock price as of February 24, 2014. Our dividend practice can be changed at any time at the discretion of our board of directors. Accordingly, we cannot assure you we will continue paying dividends at the current rate. See Item 1A, "Risk Factors," for more information concerning our dividend practice.

Strategic Acquisitions

During 2011 and 2010, we completed a series of acquisitions designed to accelerate our transformation from a traditional telephone company to an enterprise communications and service provider. First in early 2010, we acquired NuVox Inc. ("NuVox"), a leading regional business services provider based in Greenville, South Carolina. Through this acquisition, we added a broad portfolio of Internet protocol ("IP") based services and strengthened our sales force to better serve business customers. Two more acquisitions quickly followed. On December 1, 2010, we purchased Hosted Solutions Acquisition, LLC ("Hosted Solutions") of Raleigh, N.C., a data center operator in the eastern United States. This acquisition provided us with the necessary infrastructure to offer many advanced data services, such as cloud computing, managed hosting and managed services, on a wide scale. We also gained five state-of-the-art data centers and approximately 600 business customers. On December 2, 2010, we completed the acquisition of two wholly-owned subsidiaries of Q-Comm Corporation ("Q-Comm"). Kentucky Data Link, ("KDL"), a regional transport services provider with 30,000 miles of fiber, and Norlight, a business services provider with approximately 5,500 customers. This transaction significantly expanded our fiber network, allowing us to reach more business customers and to compete for more wireless backhaul contracts. KDL's fiber transport network also provided opportunities for substantial operating synergies by allowing us to carry more traffic on our own network rather than paying other carriers for this service.

Finally, on November 30, 2011, we acquired PAETEC Holding Corp. ("PAETEC"). In this transaction, we added an attractive base of medium to large-sized business customers, approximately 36,700 fiber route miles, seven data centers, and an experienced sales force focused on serving enterprise-level customers.

These acquisitions significantly enhanced our capabilities in our strategic growth area of business services. As presented on page 2, our revenue mix since 2010 has shifted significantly toward our two primary growth areas of business and consumer broadband services. Revenues from businesses and consumer broadband were approximately 72 percent of total revenue for the year ended December 31, 2013, as compared to 45 percent in 2009. Having successfully repositioned the business in growth segments, our focus has shifted to the organic growth of our strategic revenue streams.

Other Acquisitions

We have completed several other acquisitions involving traditional telephone companies in the last five years. Through each of these transactions, we expanded our operating presence in contiguous markets while realizing significant synergies from the increased scale these acquisitions brought to our overall operations.

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

•
Managed services: We provide a breadth of managed services, for both our network and data center services, including managed Wide Area Network ("WAN"), managed Local Area Network ("LAN"), managed network security, managed Internet and managed voice services that allow our customers to focus on running their business and not running their network.

•
High-speed Internet: We offer a range of high-speed broadband Internet access options providing reliable connections at speeds up to 24 Mbps designed to help our customers reduce costs and boost productivity.

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

Consumer voice services include basic local telephone services, features and long-distance services. Features include call waiting, caller identification, call forwarding, as well as various other offerings. We also offer a variety of long distance plans, including rate plans based on minutes of use, flexible or unlimited long distance calling services.

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

Business Sales and Marketing

Our business sales and marketing team lead the development and implementation of smart solutions and personalized service to our customers. Our business sales organization is extensive, including over 202 business sales offices throughout the United States and 2,719 sales employees focused on meeting the needs of our business customers. Our sales and marketing approach is supported by our wide array of products and services delivered over our extensive fiber transport network, leveraging other providers where necessary.

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

•
Product enhancement: Value-added services to our high-speed Internet product and faster Internet speeds deliver more value to the consumer while growing account revenue. Unique value propositions such as the Lifetime Price Guarantee also add value to the consumer by offering peace of mind in the form of a steady, guaranteed monthly bill. These enhancements drive performance through both account revenue growth and improved customer retention.

•
Message integration: A single, resonant, consistent consumer message is delivered across all advertising mediums to generate high consumer awareness and strong sales channel interactions. The consumer brand has also evolved to drive positive consideration and differentiation in the highly competitive high-speed Internet market. The brand is founded on the concept of commitment, with renewed focus on a positive customer experience built on the principles of fairness, innovation, value, and loyalty coupled with a local presence.

Consumer sales are made through various distribution channels giving new and existing customers choices in how they interact and experience our products and services. Additionally, we offer customers the opportunity to order service and purchase a number of products designed to enhance their existing services, such as tablet computers, telephones and accessories at any of our 31 retail stores located in our local service areas. We augment these traditional channels with online sales and national agents.

NETWORK

We have developed a robust, flexible network allowing us to deliver advanced voice and data services. As of December 31, 2013, our network consists of approximately 118,000 miles of fiber optic plant in both our fiber backbone and local service areas and a combination of owned and leased facilities in our local markets.

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

We also operate 26 data centers across the country as of December 31, 2013. Our data center capabilities include a full line of managed hosting services, cloud computing and colocation services. Our communications network provides the connectivity and bandwidth necessary to connect our customers to our data center infrastructure. Providing both the data center services and the customer's connection to those services has great value to our customers.

Our network service areas as of December 31, 2013 are detailed in the map below:

Seattle
Spokane
Portland
Boise
Idaho Falls
Salt Lake City
San Francisco
Las Vegas
Los Angeles
San Diego
Phoenix
Tucson
Denver
Albuquerque
Amarillo
Lubbock
El Paso
Fargo
Minneapolis
Sioux Falls
Omaha
Lincoln
Des Moines
Cedar Rapids
Kansas City
Wichita
Tulsa
Oklahoma City
Dallas
Austin
San Antonio
Houston
Fort Smith
Little Rock
Springfield
St Louis
Springfield
Madison
Milwaukee
Green Bay
Chicago
Grand Rapids
Detroit
Indianapolis
Evansville
Louisville
Lexington
Cincinnati
Cleveland
Pittsburgh
Memphis
Nashville
Knoxville
Jackson
Birmingham
Atlanta
Mobile
Baton Rouge
New Orleans
Rochester
Albany
Portland
Boston
Hartford
Providence
New York City
Wilkes-Barre
Philadelphia
Baltimore
Washington D.C.
Richmond
Greensboro
Raleigh
Charlotte
Greenville
Columbia
Charleston
Savannah
Jacksonville
Orlando
Tampa
Miami
Fiber Network
IP Network
Data Centers
Service Areas

COMPETITION

We experience intense competition in both our business and consumer markets as described below. For additional information, see "Regulation" in Item 1, "Business" and Item 1A, "Risk Factors".

Business

The market for business customers is highly competitive. During 2013, business customer locations decreased by approximately 29,600 or 4.7 percent. Our growth in enterprise customer locations is outpaced by losses in small business customer locations, typically due to competition from cable companies. However, our enterprise locations are driving growth in revenue through purchases of integrated voice and data services, hosted solutions and managed services, and advanced data services such as multi-site networking. Our small business customers are driving growth in revenues by purchasing value-added services such as data backup, hosting services, and tech support.

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

Consumer

We experience intense competition for consumer services. During 2013, we lost approximately 119,600 consumer voice lines, or 6.5 percent of our total customer base. Sources of competition in our consumer service areas include, but are not limited to, the following:

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

We are generally subject to more stringent regulation than our competitors in our consumer markets. For example, as a carrier of last resort, we are required to provide basic phone service to customers in our service areas regardless of whether it is cost-effective to do so.

We are committed to retaining customers by offering faster broadband speeds and value-added services, while also offering the convenience of bundling those services with voice and video services. During 2013, consumer high-speed Internet customers decreased by approximately 43,600, or 3.6 percent.

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

For additional information on these and other regulatory items, please refer to the "Regulatory Matters" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

MANAGEMENT

Staff at our headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities including investor relations, acquisitions and dispositions, corporate planning, tax planning, cash and debt management, accounting, insurance, sales and marketing support, government affairs, legal matters, human resources and engineering services.

EMPLOYEES

At December 31, 2013, we had 13,434 employees, of which 1,643 employees are part of collective bargaining units. During 2013, we had no material work stoppages due to labor disputes with our unionized employees (see Item 1A, "Risk Factors").

BUSINESS SEGMENTS

We operate as one reportable segment providing communications and technology services to our customers.

SIGNIFICANT CUSTOMERS

No single customer, or group of related customers, represented 10 percent or more of our operating revenues in 2013, 2012 or 2011.

SEASONALITY

Our business is not subject to significant seasonal fluctuations.

MATERIAL DISPOSITIONS
No material dispositions of business assets occurred during the periods covered by this annual report.

MORE INFORMATION

Our web site address is www.windstream.com. We file with, or furnish to, the Securities and Exchange Commission (the "SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, as well as various other information. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information can also be found on the SEC website at www.sec.gov. In addition, we make available free of charge through the Investor Relations page on our web site our annual reports, quarterly reports, and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC. In addition, in the "Corporate Governance" section of the Investor Relations page on our web site, we make available our code of ethics, the Board of Directors’ Amended and Restated Corporate Governance Board Guidelines, and the charters for our Audit, Compensation, and Governance Committees. We will provide to any stockholder a copy of the Code of Ethics, Governance Board Guidelines and the Committee charters, without charge, upon written request to Investor Relations, Windstream Holdings, Inc., 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our expectation to maintain our current dividend practice at the current rate of dividend, expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or intercarrier compensation, expected increases in business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures, cash income tax payments, and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, the amounts expected to be received from the Rural Utilities Service to fund a portion of our broadband stimulus projects and the expected benefit of those projects, and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Our actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

•
our ability to continue to pay dividends, which may be affected by changes in our cash requirements, capital spending plan, cash tax payment obligations, or financial position, and which is subject to our capital allocation policy and may be changed at any time at the discretion of our board of directors;

•	unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements, or otherwise;

•	the availability and cost of financing in the corporate debt markets;

•	the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•
the risks associated with non-compliance with regulations or statutes applicable to government programs under which we receive material amounts of end user revenue and subsidies or non-compliance by us, our partners, or our subcontractors with any terms of our government contracts;

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	continued loss of consumer voice lines and consumer high-speed Internet customers;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•	those additional factors under the caption "Risk Factors" in Item 1A of this annual report and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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

We serve business customers in markets across the country, competing against other communications providers and cable television companies for business customers. Competition in our business markets could adversely affect growth in business revenues and ultimately have a material adverse impact on our results of operations and financial condition. If we are unable to compete effectively, we may be forced to lower prices or increase our sales and marketing expenses. In addition, we may need to make significant capital expenditures to keep up with technological advances and offer competitive services. For additional information, see the risk factor "Rapid changes in technology could affect our ability to compete for business customers."

In certain markets where we serve business customers, we lease significant amounts of network capacity to provide service to our customers. We lease these facilities from companies competing directly with us for business customers. For additional information, see the risk factor "In certain operating territories, we are dependent on other carriers to provide facilities which we use to provide service to our customers."

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

In certain operating territories and/or at certain locations, we are dependent on other carriers to provide facilities which we use to provide service to our customers.

In certain markets and/or at certain locations, especially where we provide services to businesses, we may lease a significant portion of our network capacity from other carriers. These carriers may compete directly with us for customers. The prices for network services are contained in either tariffs, interconnection agreements, or negotiated contracts. Terms, conditions and pricing for tariff network services may be changed, but they must be approved by the appropriate regulatory agency before they go into effect. For network service purchased pursuant to interconnection agreements, the rates, terms and conditions included therein are approved by state commissions while deregulated network services, such as some high-capacity Ethernet services, are obtained through commercial contracts.

The availability and pricing of deregulated network services is subject to change without regulatory oversight. For interconnection agreement-based network services, if an agreement cannot be negotiated and we have to invoke binding arbitration by a state regulatory agency, that process is expensive, time consuming, and the results may not be favorable to us. In addition, all of the rates for network services set forth above are susceptible to changes in the availability and pricing of the provider's facilities and services. Furthermore, in the event a provider becomes legally entitled to deny or limit access to capacity (or already is, as is the case with the deregulated category above) or if state commissions allow the providers to increase rates for tariffed or interconnection agreement-based rates, we may not be able to effectively compete. In addition, if the provider does not adequately maintain or timely install these facilities, which they are legally obligated to do, our service to customers may be adversely affected. As a result of all these items, our competitive position, our operations, financial condition and operating results could be materially affected.

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers.

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization rates and availability of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity to avoid service disruptions or reduced capacity for customers.

Alternatively, we may choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, and these actions could negatively affect customer experience and increase customer churn.

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

Our customers depend on reliable service over our network. Some of the risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we will experience disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third party service providers. Additionally, we could face disruptions due to capacity limitations as a result of changes in our customers' high-speed Internet usage patterns. These patterns have changed in recent years, for example through the increased usage of video, resulting in a significant increase in the utilization of our network.

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

Many of our advanced data products are supported by our data center infrastructure, including offerings such as colocation services, cloud computing, managed services and disaster recovery services. Risks to our data center infrastructure include, but are not limited to, natural disasters, security breaches, power surges or outages, or acts of terrorism.

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

As of December 31, 2013, we had operating authority from each of the 48 states and the District of Columbia in which we conducted local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these areas as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. In some circumstances, these regulations restrict our ability to adjust rates to reflect market conditions and may affect our ability to compete and respond to changing industry conditions.

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

We require substantial capital to maintain our network, and our growth strategy will require significant capital investments for network enhancements and build-out. During 2013, we incurred $841.0 million in capital expenditures, and we expect to incur in excess of $800 million in capital expenditures in 2014 due to our significant investments in fiber-to-the-tower and other initiatives. See "Liquidity and Capital Resources" for our expected capital expenditures in 2014.

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

The level of returns on our pension plan investments and changes to the actuarial assumptions used to value our pension obligations could have a material effect on our earnings and result in material funding requirements to meet our pension obligations.

Our pension plan invests in marketable securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2013, the fair market value of these investments decreased from $999.0 million to $959.7 million due to routine benefit payments of $62.8 million and lump sum payments and administrative expenses of $23.3 million. These decreases were partially offset by the return on assets held of $10.8 million, or 1.1 percent, and a stock contribution during the third quarter of $27.8 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan.

Funding requirements may increase as a result of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations or government regulations that increase minimum funding requirements of the pension liability. We estimate that the long term rate of return on plan assets will be 7.0 percent, but returns below this estimate could significantly increase our contribution requirements, which could adversely affect our cash flows from operations. Also, reductions in discount rates directly increase our pension liability and expose us to greater funding obligations in the future. Our earnings reported under accounting principles generally accepted in the United States ("U.S. GAAP") may also be adversely affected due to our method of accounting for pension costs, whereby we immediately recognize gains and losses resulting from the return on plan assets and changes in discount rates.

Our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms.

As of December 31, 2013, we had approximately $8,707.2 million long-term debt outstanding, including current maturities. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

As of February 24, 2014, Moody's Investors Service ("Moody's"), S&P and Fitch Ratings ("Fitch") had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Ba2	BB+	BBB-
Senior unsecured credit rating	B1	B	BB
Corporate credit rating	Ba3	BB-	BB
Outlook	Stable	Stable	Stable

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

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We are frequently subject to routine audits by federal, state and local tax authorities. While we believe we have adequately provided for tax contingencies, these audits may result in tax liabilities that differ materially from what we have recognized in our consolidated financial statements.

Furthermore, legislators and regulators at all levels of government may from time to time change existing tax rules and regulations or enact new rules that could negatively impact our operating results and financial condition.

Competition in our consumer service areas could reduce our market share and adversely affect our results of operations and financial condition.

We face intense competitive pressures in our consumer service areas. If we continue to lose consumer voice lines as we have historically, our results of operations and financial condition could be adversely affected. During 2013, our consumer voice lines declined 6.5 percent.

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

The FCC's reform order adopted in 2011 provides that intrastate traffic that originates in VoIP format and is delivered by long distance carriers to us for termination will be assessed interstate access charges. During 2012, we coordinated with long distance carriers to transition to these reduced interstate access rates, and this transition resulted in further reductions on July 2, 2013.
In a subsequent order, the FCC determined that intrastate traffic we originate through the traditional telephone network and deliver to a customer served under a VoIP platform is subject to interstate access charges beginning on July 1, 2014. We have filed an appeal in the United States Court of Appeals for the 10th Circuit asserting that the FCC's decision to cut originating access for such traffic without establishing a mechanism for recovering lost revenues was arbitrary, capricious, and/or inconsistent with reasoned decision making. If our appeal fails or the FCC fails to create a recovery mechanism, we will incur additional access revenue reductions. In addition, due to the uncertainty surrounding the application of these rules, we cannot estimate the amount of these reductions until we can quantify the amount of traffic based on information obtained from long distance carriers.

In 2013, we received approximately 5 percent of our revenues from state and federal USF, and any material adverse regulatory developments with respect to these funds could adversely affect our financial and operating condition.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 5 percent of our revenues for the year ended December 31, 2013. A portion of such fees are based on relative cost and voice line counts, and we expect receipt of such fees to decline as we continue to reduce costs and lose voice lines. Pending regulatory proceedings could, depending on the outcome, materially reduce our USF revenues.

At the state level, Texas, which is our largest state USF provider, continues to review its USF funding mechanism, and any adverse developments could significantly affect our USF revenues. Texas state USF revenues were $78.2 million in 2013.
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

We expect to achieve substantial synergies, cost savings and growth opportunities as a result of our recent acquisitions. If we are unable to successfully integrate acquired businesses, or integrate them in a timely fashion, we may face material adverse effects including, but not limited to:

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

As of December 31, 2013, we had 1,643 employees, or approximately 12 percent of all of our employees, covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory.

We are currently party to 24 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. Of our existing collective bargaining agreements, six agreements covering in excess of 600 employees are due to expire in 2014. In addition, the national pension agreement covers approximately 500 employees. This agreement expired in 2010 but has been extended indefinitely, subject to the right of Windstream or the unions to terminate the agreement with 30 days notice. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, our results of operations and financial condition.

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

Item 2. Properties

We own property, which consists primarily of land and buildings, office and warehouse facilities, central office equipment, software, outside plant and related equipment. Outside communications plant includes aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. As such, our properties do not provide a basis for description by character or location of principal units. All of our property is considered to be in good working condition and suitable for its intended purpose.

Our gross investment in property, by category, as of December 31, 2013, was as follows:

(Millions)
Land	$44.7
Building and improvements	644.5
Central office equipment	5,563.7
Outside communications plant	6,630.7
Furniture, vehicles and other equipment	1,431.2
Total	$14,314.8

Certain of our properties are pledged as collateral to secure long-term debt obligations of Windstream Corp. The obligations under Windstream Corp.'s senior secured credit facilities are secured by liens on all of the personal property assets and the related operations of our subsidiaries who are guarantors of the senior secured credit facilities.

Item 3. Legal Proceedings

We are party to various legal proceedings, including certain lawsuits claiming infringement of patents relating to various aspects of our business. In certain of the patent matters, other industry participants are also parties, and we may have claims of indemnification against vendors/suppliers. The ultimate resolution of these legal proceedings cannot be determined at this time. However, based on current circumstances, Management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of our income, cash flows or financial condition.

In addition, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material adverse effect on our consolidated financial condition or results of our operations.

Item 4. Mine Safety Disclosures

Not applicable.

Windstream Holdings, Inc.
Windstream Corporation
Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

(a)
Our common stock is traded on the Nasdaq Global Select Market under the symbol "WIN." The following table reflects the range of high, low and closing prices of our common stock as reported by Dow Jones & Company, Inc. for each quarter in 2013 and 2012:

Year	Quarter	High	Low	Close	Dividend Declared
2013	4th	$8.75	$7.82	$7.98	$0.25
	3rd	$8.75	$7.50	$7.99	$0.25
	2nd	$8.88	$7.50	$7.71	$0.25
	1st	$10.00	$7.87	$7.93	$0.25
2012	4th	$10.27	$7.86	$8.28	$0.25
	3rd	$11.04	$9.11	$10.09	$0.25
	2nd	$11.75	$9.00	$9.66	$0.25
	1st	$12.55	$11.41	$11.71	$0.25

As of February 24, 2014, the approximate number of holders of common stock, including an estimate for those holding shares in street name, was 199,798.

For a discussion of certain restrictions on our ability to pay dividends under Windstream Corp.'s debt instruments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Liquidity and Capital Resources in the Financial Supplement to this annual report on Form 10-K.

(b)	Not applicable.

(c)	Not applicable.

Stock Performance

Set forth below is a line graph showing comparisons of annual stockholder returns since December 31, 2008. The graph includes the total cumulative stockholder returns on our common stock, and comparative returns on the S&P 500 Stock Index and the S&P Telecom Index. The S&P Telecom Index consists of the following companies: AT&T Inc., CenturyLink, Inc., Crown Castle International Corp., Frontier Communications Corp., Sprint Communications, Inc., T-Mobile US, Inc., Verizon Communications Inc., Windstream Holdings, Inc. The graph assumes that the value of the investment was $100.00 on December 31, 2008 and that all dividends and other distributions were reinvested.

Total Cumulative Shareholder Returns
	2008	2009	2010	2011	2012	2013
Windstream	$100.00	$133.11	$183.35	$167.38	$130.57	$142.28
S&P 500	$100.00	$126.45	$145.49	$148.55	$172.30	$228.09
S&P Telecom	$100.00	$108.93	$129.59	$137.71	$162.92	$181.60

The graph and table above provide the cumulative change of $100.00 invested on December 31, 2008, including reinvestment of dividends, for the periods indicated.

The foregoing performance graph contained in Item 5 shall not be deemed to be soliciting material or be filed with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

Under our share-based compensation plans, we may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Amended and Restated Equity Incentive Plan is 20.0 million shares and under the PAETEC Holding Corp. 2011 Omnibus Incentive Plan is approximately 3.6 million shares.

The following table sets forth information about our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	2,374,633	$7.76	2,610,174
Equity compensation plans approved by security holders	—	—	4,819,043	(1) (2)
Total	2,374,633	$7.76	7,429,217

(1)	The Windstream Corporation 2006 Amended and Restated Equity Incentive Plan.

(2)	The PAETEC Holding Corp. 2011 Omnibus Incentive Plan.

Item 6. Selected Financial Data

For information pertaining to our Selected Financial Data, refer to page F-30 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of our Financial Condition and Results of our Operations, refer to pages F-2 to F-29 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to our market risk disclosures, refer to page F-25 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-35 to F-95 of the Financial Supplement, which is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Windstream Holdings' and Windstream Corp.'s disclosure controls and procedures as of the end of the period covered by these annual reports (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in Windstream Holdings' and Windstream Corp.'s internal control over financial reporting that occurred during the period covered by these annual reports, and they have concluded that there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

Windstream Holdings, Inc.
Windstream Corporation
Form 10-K, Part III

Item 10. Directors, Executive Officers, and Corporate Governance

For information pertaining to our Directors refer to "Proposal No. 1 – Election of Directors" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee financial expert and corporate governance refer to "Board and Board Committee Matters" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to "Audit Committee Report" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Our executive officers as of December 31, 2013, were as follows:

Name	Business Experience	Age
Jeffery R. Gardner	President and Chief Executive Officer of Windstream since formation on July 17, 2006.	53
Brent K. Whittington	Chief Operating Officer of Windstream since August 10, 2009; Executive Vice President and Chief Financial Officer of Windstream from July 2006 to August 2009.	42
Anthony W. Thomas	Chief Financial Officer of Windstream since August 7, 2013; Chief Financial Officer and Treasurer of Windstream from May 2012 to August 2013; Chief Financial Officer of Windstream from August 2009 to May 2012; Controller of Windstream from July 2006 to August 2009.	42
John P. Fletcher	Executive Vice President, General Counsel and Secretary of Windstream since formation on July 17, 2006.	48
James David Works, Jr.	Executive Vice President and Chief Human Resources Officer of Windstream since February 1, 2012; Senior Vice President and President, Talent and Human Capital Services of Sears Holdings Corp. from September 2009 to January 2012.	46
Eric N. Einhorn	Senior Vice President of Government Affairs since May 20, 2012; Vice President - Federal Government Affairs from December 2006 to May 2012.	43
John C. Eichler	Vice President and Controller of Windstream since August 10, 2009; Vice President of Internal Audit from July 2006 to August 2009.	42

We have a code of ethics that applies to all employees and members of the Board of Directors. Our code of ethics, referred to as the "Working with Integrity" guidelines, is posted on the Investor Relations page on our web site (www.windstream.com) under "Corporate Governance". We will disclose in the corporate governance section of the Investor Relations page on our web site amendments and waivers with respect to the code of ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K. We will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

For information regarding compliance with Section 16(a) of the Exchange Act, refer to "Section 16 (a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2013 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

For information pertaining to Executive Compensation, refer to "Compensation Committee Report on Executive Compensation" and "Management Compensation" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of our securities and director independence, refer to "Security Ownership of Directors and Executive Officers", "Security Ownership of Certain Beneficial Owners" and "Board and Board Committee Matters" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to "Relationships and Certain Transactions" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information pertaining to fees paid to our principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to "Audit and Non-Audit Fees" in our Proxy Statement for our 2014 Meeting of Stockholders, which is incorporated herein by reference.

Windstream Holdings, Inc.
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

WINDSTREAM HOLDINGS, INC.	WINDSTREAM CORPORATION
(Registrant)	(Registrant)

By	/s/ Jeffery R. Gardner	Date:	February 27, 2014
Jeffery R. Gardner, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Anthony W. Thomas	Date:	February 27, 2014
Anthony W. Thomas, Chief Financial Officer (Principal Financial Officer)

By	/s/ Jeffery R. Gardner		February 27, 2014
Jeffery R. Gardner, President and Chief Executive Officer

By	/s/ John C. Eichler		February 27, 2014
John C. Eichler, Vice President and Controller (Principal Accounting Officer)

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

*Dennis E. Foster, Director

*Francis X. Frantz, Director

*Jeffrey T. Hinson, Director

*Judy K. Jones, Director

*William A. Montgomery, Director

*Alan L. Wells, Director

By	/s/ John P. Fletcher
* (John P. Fletcher,
Attorney-in-fact)
February 27, 2014

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENT OF COMPREHENSIVE INCOME
For the period of August 30, 2013 (date of formation) to December 31, 2013

(Millions)
Costs and expenses:
Selling, general, and administrative	$0.5
Total costs and expenses	0.5
Operating loss	(0.5)
Loss before income taxes and equity in subsidiaries	(0.5)
Income tax benefit	(0.2)
Loss before equity in subsidiaries	(0.3)
Equity earnings from subsidiaries	137.6
Net income	$137.3
Comprehensive income	$134.4

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

BALANCE SHEET
December 31, 2013
(Millions, except par value)

Assets
Current Assets:
Distributions receivable from Windstream Corp.	$150.7
Other current assets	0.1
Total current assets	150.8
Investment in affiliate	840.5
Total Assets	$991.3
Liabilities and Shareholders’ Equity
Current liabilities:
Accrued dividends	$151.1
Total current liabilities	151.1
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
588.2 shares issued and outstanding	0.1
Additional paid-in capital	811.6
Accumulated other comprehensive income	28.5
Retained earnings	—
Total shareholders’ equity	840.2
Total Liabilities and Shareholders' Equity	$991.3

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENT OF CASH FLOWS
For the period of August 30, 2013 (date of formation) to December 31, 2013

(Millions)

Cash Provided from Operations:
Net Income	$137.3
Adjustments to reconcile net income to net cash provided from operations:
Equity in earnings from subsidiaries	(137.6)
Changes in operating assets and liabilities, net:
Other current assets	(0.1)
Net cash used in operating activities	(0.4)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(149.0)
Distributions from Windstream Corp	149.4
Net cash provided by financing activities	0.4
Change in cash and cash equivalents	—
Cash and Cash Equivalents:
Beginning of period	—
End of period	$—

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

Background and Basis of Presentation: Following its formation on August 30, 2013, Windstream Holdings, Inc. ("Windstream Holdings") has no material assets or operations other than its ownership in Windstream Corporation ("Windstream Corp.") and its subsidiaries. Certain covenants within Windstream Corp.'s senior secured credit facilities may restrict its ability to distribute funds to Windstream Holdings in the form of dividends, loans or advances. Accordingly, these condensed financial statements of Windstream Holdings have been presented on a "Parent Only" basis. Under this basis of presentation, Windstream Holdings' investment in its consolidated subsidiaries are presented under the equity method of accounting. The condensed parent company financial statements should be read in conjunction with the consolidated financial statements and notes of Windstream Holdings and subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2013	$42.6	$63.5		$—		$66.1	(a)	$40.0
December 31, 2012	$29.9	$59.4		$—		$46.7	(a)	$42.6
December 31, 2011	$27.8	$48.5		$—		$46.4	(a)	$29.9
Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2013	$85.9	$7.1		$—		$8.1	(b)	$84.9
December 31, 2012	$165.9	$0.4		$—		$80.4	(c)	$85.9
December 31, 2011	$28.8	$1.4		$135.7	(d)	$—		$165.9
Accrued liabilities related to merger, integration and restructuring charges:
For the years ended:
December 31, 2013	$20.1	$38.8	(e)	$—		$44.9	(f)	$14.0
December 31, 2012	$12.9	$92.6	(g)	$—		$85.4	(f)	$20.1
December 31, 2011	$10.5	$71.1	(g)	$—		$68.7	(f)	$12.9
Notes:

(a)	Accounts charged off net of recoveries of amounts previously written off.

(b)
Reversal of valuation allowances on net operating loss carryforwards realized due to the sale of Pinnacle Software Company and on capital loss carryforwards realized as a result of capital gains recognized.

(c)	Represents adjustment recorded through goodwill to valuation allowance for deferred taxes related to expected realization of net operating losses assumed from acquisition of PAETEC.

(d)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisition of PAETEC.

(e)	Costs primarily represent charges related to information technology conversions and network efficiency projects.

(f)	Represents cash outlays for merger, integration and restructuring costs charged to expense.

(g)
Costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Iowa Telecom, Hosted Solutions, Q-Comm and PAETEC. In addition, we incurred employee transition costs, primarily severance related, in conjunction with the integration of NuVox, Iowa Telecom, Hosted Solutions, Q-Comm and PAETEC.

See Note 10, "Merger, Integration and Restructuring Charges", to the consolidated financial statements on page F-73 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and restructuring charges recorded by us in 2013, 2012 and 2011.

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
*

3.1	Amended and Restated Certificate of Incorporation of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.'s Form 8-K dated August 30, 2013).	*

3.2	Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to Windstream Holdings, Inc.'s Form 8-K dated August 30, 2013).	*

3.3	Second Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.'s Form 8-K dated February 14, 2014).	*

3.4	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.3 to Windstream Holdings Inc.'s Form 8-K dated August 30, 2013).	*

4.1
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

4.5
Indenture dated as of March 28, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K dated 28, 2011).
*

4.6
Indenture dated as of November 22, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K dated November 22, 2011).
*

4.7
Indenture dated as of January 23, 2013, among Windstream Corporation, as Issuer, and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K dated January 23, 2013).
*

4.8
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

4.10
Indenture dated as of August 26, 2013, among Windstream Corporation, as Issuer, and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Corporation's Form 8-K dated August 28, 2013).
*

4.11	Form of 7.0% Senior Note due 2019 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated March 1, 2007).	*

4.12	Form of 7.875% Senior Note due 2017 of Windstream Corporation (incorporated herein by reference to Exhibit 4.1 to the Corporation's Form 8-K date October 8, 2009).	*

4.13	Form of 8.125% Senior Note due 2018 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated July 19, 2010).	*

4.14	Form of 7.75% Senior Note due 2020 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated October 6, 2010).	*

4.15
Form of 7.5% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated as of March 16, 2011).
*

4.16
Form of 7.75% Senior Notes due 2021 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated as of March 28, 2011).
*

4.17
Form of 7.5% Senior Notes due 2022 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated as of November 22, 2011).
*

4.18	Form of 6.375% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation's Form 8-K dated January 23, 2013).	*

4.19
Form of 9 7/8% Senior Notes due 2018 by PAETEC Escrow Corporation (incorporated herein by reference to Noted included in Exhibit 4.1 to PAETEC's Current Report on Form 8-K dated December 2, 2010), as assumed by PAETEC Holding Corp. as successor issuer to PAETEC Escrow Corporation pursuant to a First Supplemental Indenture dated as of December 6, 2010.
*

4.20
Guaranty, dated as of December 1, 2011, by Windstream Corporation guaranteeing obligations of PAETEC Holding Corp. under its 9 7/8% Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.3 to the Corporation's Form 8-K date November 30, 2011).
*

10.1
Fifth Amended and Restated Credit Agreement, dated as of January 23, 2013, among Windstream Corporation, as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, certain Co-Documentation Agents, J.P. Morgan Securities, Inc., Bookrunner and Lead Arranger, and certain Joint Bookrunners and Joint Arrangers (incorporated herein by reference to Exhibit A to Exhibit 10.1 to the Corporation's Form 8-K dated January 23, 2013).
*

10.2
Amendment No. 1, dated as of August 23, 2013, to the Fifth Amended and Restated Credit Agreement dated as of January 23, 2013, among Windstream Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated herein by reference to Exhibit 10.30 of Windstream Corporation's Form 10-Q dated November 7, 2013).
*

10.3	Director Compensation Program dated February 6, 2013 (incorporated herein by reference to Windstream Holdings Inc.'s Form 10-K dated February 19, 2013).	*

10.4
Form of Restricted Shares Agreement (Non-Employee Directors) entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.3 to the Corporation's Current Report on Form 8-K dated February 6, 2007) and as assumed by Windstream Holdings, Inc.
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

10.5	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation's Current Report on Form 8-K dated July 17, 2006).	*

10.6
Amendment No. 1 to Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Corporation's Current Report on Form 8-K dated January 4, 2008).
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
*

10.9
Form of Indemnification Agreement entered into between Windstream Corporation and its directors and executive officers (incorporated herein by reference to Exhibit 10.13 to the Corporation's Current Report on Form 8-K dated July 17, 2006) and as assumed by Windstream Holdings, Inc.
*

10.10
Form of Indemnification Agreement entered into between Windstream Holdings, Inc., Windstream Corporation, and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K dated February 14, 2014).
*

10.11
Form of Restricted Shares Agreement (Officers: Restricted Stock-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated February 19, 2010) and as assumed by Windstream Holdings, Inc.
*

10.12
Form of Performance Based Restricted Stock Unit Agreement (Officers: RSU-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated February 8, 2011) and as assumed by Windstream Holdings, Inc.
*

10.13
Amended and Restated Employment Agreement, dated as of January 1, 2008, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.6 to the Corporation's Current Report on Form 8-K dated January 4, 2008) and as assumed by Windstream Holdings, Inc.
*

10.14
Amendment to Employment Agreement, dated as of December 21, 2009, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.1 to Corporation's Current Report on Form 8-K dated December 21, 2009) and as assumed by Windstream Holdings, Inc.
*

10.15
Form of Change-In-Control Agreement, dated as of January 1, 2013, entered into between Windstream Corporation and certain executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation's Form 8-K dated January 1, 2013) and as assumed by Windstream Holdings, Inc.
*

10.16
Letter Agreement, dated as of November 7, 2006, between the Windstream Corporation and Francis X. Frantz (incorporated herein by reference to Exhibit 10.3 to the Corporation's Current Report on Form 8-K dated November 13, 2006).
*

10.17
Windstream 2006 Equity Incentive Plan (as amended and restated effective February 17, 2010 (incorporated herein by reference to Appendix A to the Corporation's Proxy Statement dated March 26, 2010) and as assumed by Windstream Holdings, Inc.
*

10.18
PAETEC Holding Corp. 2011 Omnibus Incentive Plan. (incorporated herein by reference to Exhibit 10.1 to PAETEC Holding Corp.'s Current Report on Form 8-K filed with the SEC on June 3, 2011) for equity awards issued on or prior to November 30, 2011 and as assumed by Windstream Holdings, Inc.
*

10.19
PAETEC Holding Corp. 2011 Amended and Restated Omnibus Incentive Plan, as amended for equity awards issued after November 30, 2011 (incorporated herein by reference to Windstream Holdings Inc.'s Form 10-K dated February 22, 2012) and as assumed by Windstream Holdings, Inc.
*

10.20	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the PAETEC's Form 8-K dated May 20, 2008) and as assumed by Windstream Holdings, Inc.	*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
10.21
PAETEC Corp. 2001 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.10.1 to the Registration Statement on Form S-4 filed by PAETEC Holding Corp. with the SEC on November 13, 2006 (SEC File No. 333-138594)) and as assumed by Windstream Holdings, Inc.
*

10.22
Form of US LEC Corp. 1998 Omnibus Stock Plan, as amended (incorporated herein by Exhibit (d) Schedule TO filed by US LEC Corp. with the SEC on February 23, 2006 (File No. 005-54177) and as assumed by Windstream Holdings, Inc.
*

10.23
McLeodUSA Incorporated 2006 Omnibus Equity Plan (incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed by PAETEC Holding Corp. with the SEC on February 8, 2008 (SEC File No. 333-149130)) and as assumed by Windstream Holdings, Inc.
*

10.24
PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (filed as Exhibit 4.2.1 to PAETEC Holding Corp.'s Amendment No. 2 to Registration Statement on Form S-4 (SEC File Number 333-138594) and as assumed by Windstream Holdings, Inc.
*

10.25
PAETEC Holding Corp. 2009 Agent Incentive Plan (filed as Exhibit 4.7 to PAETEC Holding Corp.'s Registration Statement on Form S-3 (SEC File Number 333-159344) and incorporated herein by reference) and as assumed by Windstream Holdings, Inc.
*

10.26
Form of Assignment and Assumption Agreement between Windstream Corporation and Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.'s Form 8-K dated August 30, 2013).
*

21	Listing of Subsidiaries.	(a)

23	Consents of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	(a)

24	Power of Attorney.	(a)

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

CHANGE IN ORGANIZATIONAL STRUCTURE

As further discussed in Note 1 to the consolidated financial statements, on August 30, 2013, through the creation of a new holding company structure (the "Holding Company Formation"), Windstream Corporation ("Windstream Corp.") became a wholly-owned subsidiary of a new publicly traded parent company, Windstream Holdings, Inc. ("Windstream Holdings"). We expect the new holding company design will enhance our corporate structure, strengthen our credit profile and provide greater flexibility and efficiency in managing and financing existing and future strategic operations. As the Holding Company Formation occurred at the parent company level, the remainder of our subsidiaries, operations and customers were not affected. Therefore, the operations of Windstream Corp. are the same as the operations of Windstream Holdings as of December 31, 2013. Accordingly, the historical financial statements reflect the effect of the reorganization for all periods presented. Following the Holding Company Formation, Windstream Corp. and its guarantor subsidiaries remained the sole obligors on its outstanding debt obligations and, as a result, will continue to file periodic reports with the Securities and Exchange Commission ("SEC"). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.'s debt agreements.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. Through December 31, 2013, the amount of expenses directly incurred by Windstream Holdings subsequent to the Holding Company Formation totaled approximately $0.5 million on a pretax basis, or $0.3 million on an after-tax basis. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Corp.
OVERVIEW

Our business strategy is focused on maximizing growth opportunities with our enterprise business customers while optimizing our cost structure and maintaining the stability of our consumer business with the goal of generating solid and sustainable cash flows over the long-term to build shareholder value. In implementing our business strategy, we continue to invest in capital initiatives designed to drive improvements in network performance and to enhance our ability to provide advanced solutions to our business customers and increase broadband speeds and capacity in our consumer markets.

We provide advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 118,000 miles, a robust business sales division and 26 data centers.

EXECUTIVE SUMMARY

We continue to make significant progress on our strategy to grow business and consumer broadband revenues to offset continuing pressure on our consumer voice and long-distance revenues and wholesale revenues. Revenues from businesses and consumer broadband were 72 percent of total revenues for the year ended December 31, 2013, as compared to 69 percent in the same period in 2012.

Key strategic initiatives completed during 2013 included:

•
opened three new data centers in Chicago, Illinois; Nashville, Tennessee; and Raleigh-Durham, North Carolina; demonstrating our commitment to meet the growing business demand for cloud-based and dedicated managed services;

•	made significant success-based capital investments in our fiber network, designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage;

•	improved our debt maturity profile through the following refinancing activities completed in January and August 2013:

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

•
issued $700.0 million in aggregate principal amount of Windstream Corp. 6.375 percent senior unsecured notes, due August 1, 2023 ("2023 Notes"), at an issue price at par to yield 6.375 percent, which were used to pay the consideration for the tender offer and consent solicitation to purchase for cash any and all of the outstanding 8.875 percent notes due June 30, 2017 ("PAETEC 2017 Notes"), together with related fees and expenses, the effects of which also reduced the amount of interest expected to be paid on a go forward basis; and

•
completed a private placement on August 26, 2013 of $500.0 million in aggregate principal amount of Windstream Corp. 7.750 percent senior unsecured notes due October 1, 2021, at an issue price of 103.500 percent to yield 7.171 percent (the "2021 Notes") which were used to pay the consideration for the tender offer and consent solicitation to purchase for cash any and all of the outstanding 7.000 percent notes due March 15, 2019 ("2019 Notes"), together with related fees and expenses.

Each of these initiatives reflected our continued focus on strategic revenue growth and effective cost management. We are also proud of the fact that we were named for the first time to the 2013 FORTUNE 500 list of largest U.S. companies as ranked by revenue, placing No. 414.

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

Wireless backhaul: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and replacing copper facilities with fiber facilities to wireless towers we already serve. We spent approximately $156.4 million in fiber-to-the-tower investments during 2013. We will continue to make success-based capital investments to offer additional wireless backhaul services to wireless carriers; however, we expect these investments to decrease substantially during 2014 as we will have reached the vast majority of existing towers within our targeted area.

Consumer high-speed Internet: As of December 31, 2013, we provided high-speed Internet service to approximately 72 percent of primary residential lines in service. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink. However, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We are continuing to focus on increasing our broadband speeds available to customers. As of December 31, 2013, we could deliver speeds up to 3 Megabits per second ("Mbps") to approximately 98 percent of our addressable lines, and speeds up to 6 Mbps, 12 Mbps and 24 Mbps are available to approximately 77 percent, 52 percent and 17 percent of our addressable lines, respectively.

Consumer voice line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in voice lines due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of December 31, 2013, all of our voice lines had wireless competition and approximately 70 percent of our voice lines had fixed-line voice competition. Consumer lines decreased 119,600, or 6.5 percent during 2013, primarily due to the effects of competition.

Synergies and operational efficiencies: To secure our bottom line against evolving revenue streams and a shift in our revenue mix that has resulted in a higher proportion of lower margin revenues, we are committed to aggressive cost management strategies that emphasize operational efficiencies. During 2013, we capitalized on the 2012 review of our management structure which resulted in 350 management positions being eliminated and a cost savings of approximately $40.0 million, annualized. Moving into 2014, we are focused on continued improvements in our cost structure through network grooming and continued declines in the cost of providing services due to operational efficiencies and billing system conversions that will further reduce costs.

ACQUISITIONS AND DISPOSITIONS

Recent transactions and their value to our business are discussed below. Refer to Notes 3 and 15 of the consolidated financial statements for additional information regarding these transactions.

Acquisitions

On November 30, 2011, we completed the acquisition of PAETEC Holding Corp. ("PAETEC"), a communications carrier focused on business customers. The PAETEC transaction enhanced our capabilities in strategic growth areas, including IP-based communications services, cloud computing and managed services. In this transaction, we added an attractive base of medium-to-large sized business customers, approximately 36,700 fiber miles, seven data centers, and an experienced sales force focused on serving enterprise-level customers.

Dispositions

On December 5, 2013, we completed the sale of Pinnacle Software Company ("Pinnacle"), a software business acquired as part of the PAETEC acquisition, for $30.0 million in cash. On June 15, 2012, we completed the sale of the energy business also acquired in the PAETEC acquisition for approximately $6.1 million in cash. The divested operations were not central to our growth strategy for our core communications business.

ORGANIZATION AND RESULTS OF OPERATIONS

We provide a wide range of telecommunication services, from advanced data solutions for businesses to basic voice services. Our sales, marketing and customer support teams are structured based upon the type of customer they serve. We deliver these services over owned or leased network facilities. Our corporate support teams, such as finance and accounting, human resources and legal, support our operations as a whole.

The following table reflects the consolidated operating results of Windstream Holdings as of December 31:

(Dollars in millions) (a) (b)	2013	2012	2011
Revenues and sales:
Service revenues:
Business	$3,663.4	$3,611.4	$2,098.0
Consumer	1,296.4	1,339.5	1,378.3
Wholesale	593.5	708.0	547.3
Other	222.2	249.4	129.4
Total service revenues	5,775.5	5,908.3	4,153.0
Product sales	212.6	231.2	126.6
Total revenues and sales	5,988.1	6,139.5	4,279.6
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,492.1	2,692.2	1,691.1
Cost of products sold	183.9	206.6	105.1
Selling, general, and administrative	923.4	967.3	601.9
Depreciation and amortization	1,340.9	1,296.9	847.5
Merger and integration costs	29.2	65.4	69.8
Restructuring charges	9.6	27.2	1.3
Total costs and expenses	4,979.1	5,255.6	3,316.7
Operating income	1,009.0	883.9	962.9
Other (expense) income, net	(12.5)	4.6	(0.1)
(Loss) gain on early extinguishment of debt	(28.5)	1.9	(136.1)
Interest expense	(627.7)	(625.1)	(558.3)
Income from continuing operations before income taxes	340.3	265.3	268.4
Income taxes	105.3	98.2	99.4
Income from continuing operations	235.0	167.1	169.0
Discontinued operations, net of tax	6.0	0.9	0.5
Net income	$241.0	$168.0	$169.5

(a)
Results from operations include post-acquisition results from PAETEC operations. In the discussion and analysis provided below regarding changes in consolidated revenues and expenses in 2012, the impact of the PAETEC acquisition on these changes is considered to be the revenues and expenses recognized during the period of the year for which results from the PAETEC operations are not included in the comparative prior year period.

(b)	Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net income or comprehensive income.

Operating Metrics: (Thousands)	2013	2012	2011
Business Operating Metrics:
Customer locations
Enterprise	210.4	204.6	199.1
Small business	395.3	430.7	467.9
Total customer locations (a)	605.7	635.3	667.0

Total business customers	388.3	417.6	442.3

Carrier special access circuits	100.1	107.2	112.0

Consumer Operating Metrics:
Voice lines	1,722.3	1,841.9	1,927.9
High-speed Internet	1,170.9	1,214.5	1,207.8
Digital television customers	402.3	426.1	441.2
Total consumer connections	3,295.5	3,482.5	3,576.9

(a)
Business customer locations include each individual location to which we provide service and exclude carrier special access circuits. Business customer locations are segmented between Enterprise locations which represent customer relationships that generate $750 or more in revenue per month and Small business locations which represent customer relationships that generate less than $750 in revenue per month.

A detailed discussion and analysis of our consolidated operating results is presented below.

Business Service Revenues

Business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to enterprise and small business customers. Business services also include revenues from other carriers for special access circuits and fiber connections. We expect business service revenues to continue to be favorably impacted by increasing demand for integrated data and voice services, multi-site networking and data center services. As wireless data usage grows and fourth generation ("4G") networks are expanded, we expect to provide access services to support the capacity needs of wireless carriers. Fiber-to-the-tower initiatives are designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage.

We experience competition in the business channel primarily from other carriers, including traditional telephone companies and competitive providers. Cable companies are also a source of competition, primarily for small business customers, but they have begun to compete for larger customers by expanding their product and sales capabilities.

For the year ended December 31, 2013, total business locations decreased by approximately 29,600 or 4.7 percent. Our growth in enterprise customer locations is outpaced by losses in small business customer locations, primarily due to business closures and competition from cable companies. However, our enterprise locations are driving growth in overall revenue through purchases of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

While opportunities for growth from business services continue, competition as well as general economic conditions may impact future revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to PAETEC acquisition	$—		$1,446.0
Due to increases in data and integrated services and high-speed internet revenues (a)	76.3		55.3
Due to increases in carrier revenues (b)	15.3		17.9
Due to increases in data center and managed service revenues (c)	11.8		10.4
Due to decreases in voice, long distance and miscellaneous revenues (d)	(51.4)		(16.2)
Total increases in business revenues	$52.0	1%	$1,513.4	72%

(a)	Increases in data and integrated services revenues were primarily due to continued demand for advanced data services and customer migration to integrated voice and data services, previously discussed.

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

(c)
Increases in data center and managed service revenues, which includes monitoring, maintenance and support services for business customers, reflected increased demand and incremental sales. During 2013 and 2012, we opened new data centers and expanded existing data centers to support the increase in demand for these services.

(d)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage, competition and migration of existing customers to integrated services and bundled offerings. These declines were partially offset by growth in equipment rental revenues and incremental revenues attributable to the access recovery charge ("ARC") of $23.1 million and $8.9 million in 2013 and 2012, respectively. Implemented in the third quarter of 2012, the ARC is a monthly charge established by the Federal Communications Commission ("FCC") designed to mitigate revenue reductions resulting from intercarrier compensation reform. The growth in ARC-related revenues in 2013 also reflected an increase in the monthly rate effective July 1, 2013.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the twelve months ended December 31, 2013, consumer voice lines decreased by approximately 119,600, or 6.5 percent. Growth in revenues from high-speed Internet and related services help to offset some of the losses in consumer voice revenues due to competition. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the year ended December 31, 2013, consumer high-speed Internet customers decreased by approximately 43,600 or 3.6 percent. As of December 31, 2013, we provided high-speed Internet service to approximately 72 percent of primary residential lines in service. As of December 31, 2013, approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2014, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet revenues (a)	$19.6		$17.9
Due to decreases in voice, long distance, and miscellaneous revenues (b)	(62.7)		(56.7)
Total decreases in consumer revenues	$(43.1)	(3)%	$(38.8)	(3)%

(a)	Increases in high-speed Internet revenues were primarily due to the continued migration of customers to higher speeds and increased sales of value added services, as previously discussed.

(b)
Decreases in voice service revenues were primarily attributable to declines in voice lines. These declines were partially offset by incremental revenues attributable to ARC of $9.7 million and $4.8 million in 2013 and 2012, respectively, as described above.

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

Revenues from these services are expected to decline due to voice line losses and continued reductions in switched access rates.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to PAETEC acquisition	$—		$234.1
Due to increases in federal USF revenues (a)	32.9		22.5
Due to decreases in state USF revenues	(9.0)		(2.7)
Due to decreases in voice, long distance and other revenues (b)	(11.3)		(0.4)
Due to decreases in switched access revenues (c)	(127.1)		(92.8)
Total changes in wholesale revenues	$(114.5)	(16)%	$160.7	29%

(a)
Increases in federal USF revenues were primarily due to incremental revenues attributable to the access recovery mechanism ("ARM"), which was implemented during the third quarter of 2012. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. The growth in ARM-related revenues in 2013 also reflected an increase in the monthly rate effective July 1, 2013.

(b)	Decreases in voice, long distance, and other revenues were primarily due to the declines in wholesale customers and lower minutes of usage.

(c)
Decreases in switched access revenues were primarily due to the impact of intercarrier compensation reform and continued declines in network demand. As previously discussed, the ARC and ARM are designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

Other Service Revenues

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas. As a result, we expect other service revenues to decline as existing customers disconnect.

The following table reflects the primary drivers of year-over-year changes in other service revenues:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to PAETEC acquisition	$—		$126.8
Due to decreases in other revenues	(1.9)		(6.2)
Due to changes in pass through taxes and other surcharges	(7.8)		4.5
Due to decreases in consumer CLEC service revenues	(17.5)		(5.1)
Total changes in other revenues	$(27.2)	(11)%	$120.0	93%

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to PAETEC acquisition	$—		$108.7
Due to changes in consumer product sales	2.5		(11.9)
Due to decreases in business product sales	(8.1)		(8.7)
Due to changes in contractor sales	(13.0)		16.5
Total changes in product sales	$(18.6)	(8)%	$104.6	83%

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, bad debt and business taxes. Network operations charges include salaries and wages, materials, contractor costs, IT support and costs to lease certain network facilities. Interconnection consists of charges incurred to access the public switched network and transport traffic to the Internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Third-party costs for ancillary voice and data services include marketing, business and financial services, and consumer customer support.

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to PAETEC acquisition	$—		$1,044.8
Due to increases in network operations (a)	44.4		5.2
Due to decreases in other expenses	(6.4)		(0.9)
Due to changes in federal USF expenses (b)	(13.3)		5.5
Due to changes in third-party costs for ancillary voice and data services (c)	(15.6)		12.0
Due to changes in interconnection expense (d)	(53.9)		5.3
Due to decreases in pension and postretirement expense (e)	(155.3)		(70.8)
Total changes in cost of services	$(200.1)	(7)%	$1,001.1	59%

(a)
Increases in network operations were primarily due to higher leased network facilities costs attributable to expansion of our fiber transport network and data center operations due to adding new data centers in 2013 and 2012.

(b)
The decrease in federal USF contributions during 2013 was driven by a reduction in the overall USF contribution factor. The increase in 2012 was attributable to an increase in the contribution factor compared to 2011.

(c)	The decrease in third-party costs for ancillary voice and data services in 2013 was primarily due to lower costs associated with promotional offerings.

(d)
The decrease in 2013 in interconnection expense was attributable to the favorable impact of network efficiency projects, rate reductions primarily driven by intercarrier compensation reform, and lower long distance usage by our customers, partially offset by increased purchases of circuits to service the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network.

(e)
Decrease in pension and postretirement expense in 2013 reflected the effects of an actuarial gain of $110.4 million primarily attributable to an increase in the discount rate utilized to measure our pension obligations from 3.85 percent in 2012 to 5.01 percent in 2013, of which $83.7 million was recorded to cost of services. In addition, we recognized curtailment gains totaling $32.2 million in 2013 resulting from the elimination of medical and prescription subsidies for certain active and retired participants, of which $24.1 million was recorded to cost of services. The decrease in 2012 was primarily due to our pension plan assets performing better than expected, partially offset by the effects of decreasing the discount rate from 4.64 percent in 2011 to 3.85 percent in 2012. See Note 8 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. Changes in cost of products sold were generally consistent with the changes in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to PAETEC acquisition	$—		$90.1
Due to changes in product sales to consumers	0.8		(1.1)
Due to decreases in product sales to business customers	(8.9)		(4.7)
Due to changes in sales to contractors	(14.6)		17.2
Total changes in cost of products sold	$(22.7)	(11)%	$101.5	97%

Selling, General and Administrative ("SG&A")

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions, and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to PAETEC acquisition	$—		$393.1
Due to changes in sales and marketing expenses (a)	22.5		(24.5)
Due to changes in other costs	(4.6)		3.6
Due to changes in medical insurance (b)	(13.9)		17.8
Due to decreases in pension and postretirement expense (c)	(47.9)		(24.6)
Total changes in SG&A	$(43.9)	(5)%	$365.4	61%

(a)
The increase in sales and marketing in 2013 was due to additional compensation costs resulting from the expansion of our business sales force, partially offset by lower advertising costs for the consumer channel and decreased consumer sales expenses. The decrease in 2012 was due to lower compensation costs for the business channel and decreased marketing and advertising expenses.

(b)
The increase in medical insurance in 2012 was primarily due to increases in medical claims and related costs. The subsequent decrease in 2013 was a result of cost management strategies implemented through changes to our medical plans.

(c)
Decrease in pension and postretirement expense in 2013 reflected the effects of an actuarial gain of $110.4 million primarily attributable to an increase in the discount rate utilized to measure our pension obligations from 3.85 percent in 2012 to 5.01 percent in 2013, of which $26.7 million was recorded to SG&A. In addition, we recognized curtailment gains totaling $32.2 million in 2013 resulting from the elimination of medical and prescription subsidies for certain active and retired participants, of which $8.1 million was recorded to SG&A. The decrease in 2012 was primarily due to our pension plan assets performing better than expected, partially offset by the effects of decreasing the discount rate from 4.64 percent in 2011 to 3.85 percent in 2012. See Note 8 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Year Ended December 31, 2013		Year Ended December 31, 2012
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to depreciation of fixed assets acquired in PAETEC acquisition	$—		$183.9
Due to the amortization of intangible assets acquired in PAETEC acquisition	—		149.6
Non-acquisition related increases in depreciation expense (a)	94.7		144.3
Non-acquisition related decreases in amortization expense (b)	(50.7)		(28.4)
Total increases in depreciation and amortization expense	$44.0	3%	$449.4	53%

(a)
Increases in depreciation expense were primarily due to additions in property, plant and equipment. Additionally, new depreciation rates were implemented beginning in the first half of 2012 for certain subsidiaries, which resulted in a net increase to depreciation expense of $59.1 million for the year ended December 31, 2012.

(b)
Decreases in amortization expense reflected the use of sum of the years digits method used for customer lists. The effect of using an accelerated amortization method results in incremental declines in expense each year as the related intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Our recent acquisitions of PAETEC, NuVox, Iowa Telecom, Q-Comm, and Hosted Solutions (collectively the "Acquired Companies") described in the sections entitled "Strategic Acquisitions" and "Other Acquisitions" in Part I, "Item I Business" in this annual report accounted for the merger and integration costs incurred for the years presented.

Restructuring charges are generally incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities to provide greater flexibility in managing and financing existing and future strategic operations for task automation, network efficiency and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

On May 31, 2012, we announced that we were undertaking a review of our existing management structure with the intent of improving the efficiency of our decision-making processes, ensuring our management structure is as simple and as responsive to customers as possible and positioning ourselves for continued success. We eliminated approximately 350 management positions as part of the restructuring, which was completed in the third quarter of 2012 and resulted in severance related costs of $22.4 million.

Set forth below is a summary of restructuring and merger and integration costs for the years ended December 31:

(Millions)	2013	2012	2011
Merger and integration costs
Transaction costs associated with acquisitions (a)	$—	$7.1	$40.7
Employee related transition costs (b)	7.8	20.3	22.3
Information technology conversion costs (c)	9.5	6.1	5.7
Rebranding, consulting and other costs (d)	11.9	31.9	1.1
Total merger and integration costs	29.2	65.4	69.8
Restructuring charges (e)	9.6	27.2	1.3
Total merger, integration and restructuring charges	$38.8	$92.6	$71.1

(a)
Transaction costs in 2012 and 2011 primarily relate to accounting, legal and broker fees and other miscellaneous costs associated with the acquisitions of the Acquired Companies, respectively. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee related transition costs primarily consist of severance related to the integration of the Acquired Companies.

(c)	Information technology conversion costs primarily consisted of redundant IT platform integrations aimed at improving processes and efficiencies.

(d)
In 2013, rebranding, consulting and other costs primarily consist of consulting fees related to network efficiency projects. In 2012, these costs primarily reflected the nationwide rebranding of the PAETEC markets and consulting fees related to integration activities.

(e)
In 2013, we incurred charges related to a voluntary workforce reduction initiated to better align our focus on enterprise customer opportunities. In 2012, these charges primarily related to the management restructuring initiative discussed above.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of December 31, 2013, we had unpaid merger, integration and restructuring liabilities totaling $14.0 million, which consisted of $0.6 million associated with the restructuring initiatives and $13.4 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

Giving consideration to tax benefits for deductible expenses, merger, integration and restructuring costs decreased net income $24.3 million, $58.1 million and $44.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 10 to the consolidated financial statements for additional information regarding these charges.

Operating Income

Operating income increased $125.1 million, or 14.2 percent, in 2013. This increase was primarily due to pension income of $115.3 million attributable to an actuarial gain recognized in the fourth quarter of 2013, as previously discussed. The favorable effects of the pension actuarial gain were partially offset by increased depreciation expense driven by additions of property, plant and equipment as well as reductions of interconnect expense of $53.9 million. Operating income decreased $79.0 million, or 8.2 percent in 2012. This decrease was primarily due to an increase in depreciation and amortization expense in our heritage properties, which exclude properties acquired from PAETEC, partially offset by a decrease in pension expense compared to 2011, both discussed previously. Operating income for both 2013 and 2012 was also unfavorably impacted by revenue declines associated with continued voice line losses and decreases in switched access revenues primarily due to the impact of intercarrier compensation reform.

Other (Expense) Income, Net

Set forth below is a summary of other (expense) income, net for the years ended December 31:

(Millions)	2013	2012	2011
Interest income	$1.0	$1.0	$1.5
(Loss) gain on sale of non-strategic assets (a)	(6.4)	6.9	1.1
Ineffectiveness of interest rate swaps	1.6	(7.5)	(5.2)
Other (expense) income, net (b)	(8.7)	4.2	2.5
Other (expense) income, net	$(12.5)	$4.6	$(0.1)

(a)
The loss realized in 2013 was primarily due to the disposal of various non-operating real estate assets. The gain recognized in 2012 was primarily related to the sale of wireless assets associated with Iowa Telecom and D&E Communications, Inc. ("D&E").

(b)	Other expense, net during 2013, primarily consisted of costs incurred in connection with the Holding Company Formation.

(Loss) Gain on Extinguishment of Debt

During the third quarter of 2013, Windstream Corp. retired all $500.0 million of the outstanding 2019 Notes using proceeds from the private placement of the 2021 Notes. During the first quarter of 2013, Windstream Corp. also retired all $650.0 million of the outstanding PAETEC 2017 Notes. The PAETEC 2017 Notes were repurchased using proceeds from the issuance of the 2023 Notes. Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and, as a result, Windstream Corp. recognized losses on extinguishment of debt of $28.5 million during 2013.

During the first quarter of 2012, Windstream Corp. retired all $300.0 million of the outstanding 9.500 percent notes due July 15, 2015 ("PAETEC 2015 Notes"). The PAETEC 2015 Notes were purchased using borrowings under the revolving line of credit. The retirement was accounted for under the extinguishment method, and, as a result, Windstream Corp. recognized a gain on extinguishment of debt of $1.9 million during 2012.

During 2011, Windstream Corp. repurchased all $1,746.0 million of its 8.625 percent Senior Notes due 2016 ("2016 Notes") and all of the $400.0 million 7.750 percent Valor Notes ("Valor Notes"). These transactions were financed with proceeds from various debt offerings and borrowings under the revolving line of credit. As a result of these transactions, Windstream Corp. was able to extend its existing debt maturities and lower its interest rates. The 2011 debt retirements were also accounted for under the extinguishment method, and, as a result, Windstream Corp. recognized a loss on extinguishment of debt of $136.1 million during 2011.

The (loss) gain on extinguishment of debt was as follows for the years ended December 31:

(Millions)	2013	2012	2011
2019 Notes:
Premium on early redemption	$(13.6)	$—	$—
Third-party fees for early redemption	(0.5)	—	—
Unamortized debt issuance costs on original issuance	(0.6)	—	—
Loss on early extinguishment for 2019 Notes	(14.7)	—	—
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	(2.5)	—	—
Loss on early extinguishment for senior secured credit facility	(2.5)	—	—
PAETEC 2017 Notes:
Premium on early redemption	(51.5)	—	—
Third-party fees for early redemption	(1.0)	—	—
Unamortized premium on original issuance	41.2	—	—
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)	—	—
PAETEC 2015 Notes:
Premium on early redemption	—	(14.3)	—
Unamortized premium on original issuance	—	16.2	—
Gain on early extinguishment for PAETEC 2015 Notes	—	1.9	—
2016 Notes:
Premium on early redemption	—	—	(101.2)
Unamortized discount on original issuance	—	—	(26.6)
Third-party fees for early redemption	—	—	(3.0)
Unamortized debt issuance costs on original issuance	—	—	(1.1)
Loss on early extinguishment for 2016 Notes	—	—	(131.9)
Valor Notes:
Premium on early redemption	—	—	(10.3)
Third-party fees for early redemption	—	—	(0.4)
Unamortized premium on original issuance	—	—	6.5
Loss on early extinguishment for Valor Notes	—	—	(4.2)
Total (loss) gain on early extinguishment of debt	$(28.5)	$1.9	$(136.1)

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2013	2012	2011
Senior secured credit facility, Tranche A	$19.4	$13.9	$6.1
Senior secured credit facility, Tranche B	78.4	51.8	40.2
Senior secured credit facility, revolving line of credit	14.6	18.1	19.8
Senior unsecured notes	418.1	400.8	413.0
Notes issued by subsidiaries	48.0	91.8	20.9
Credit facility extension fees	6.2	—	—
Impacts of interest rate swaps	48.0	56.4	64.8
Other interest expense	2.9	3.2	0.3
Less capitalized interest expense	(7.9)	(10.9)	(6.8)
Total interest expense	$627.7	$625.1	$558.3

Interest expense increased $2.6 million, or 0.4 percent, and $66.8 million, or 12.0 percent, for the years ended December 31, 2013 and 2012, respectively. The increase in 2013 was attributable to additional interest and amortization of debt issuance costs associated with the Windstream Corp. 2023 Notes issued in January 2013, the revolving line of credit completed in August 2013, and the additional senior secured credit facility borrowings under Tranche B4 and Tranche B5 completed in January and December 2013, respectively. These increases were partially offset by repayments of the 2013 Notes completed in August 2013 and the PAETEC 2017 Notes and PAETEC 2015 Notes completed in the first quarters of 2013 and 2012, respectively. The increase in 2012 was primarily due to additional interest incurred on the various series of PAETEC notes assumed by Windstream Corp. in connection with the PAETEC acquisition.

Windstream Corp. enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Four of the swaps are off-market swaps; therefore, they contain an embedded financing element, which the swap counterparties recover through an incremental charge in Windstream Corp.'s fixed rate over what would be charged for an on-market swap. As such, a portion of the cash payment on the swaps represents the rate Windstream Corp. would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. On May 31, 2013, Windstream Corp. entered into six new pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the previously unhedged interest rate risk inherent in its senior secured credit facilities. These on-market swaps mature on June 17, 2016. See Note 6 for additional details.

Income Taxes

Income tax expense increased $7.1 million, or 7.2 percent, in 2013, and decreased $1.2 million, or 1.2 percent, in 2012. The increase in income tax expense in 2013 was primarily due to an increase in income before taxes. This increase was partially offset by the effect of a discrete item recognized in the first quarter of 2013 of $17.8 million of previously unrecognized tax benefits, including interest, as a result of the expiration of the statute of limitations and the effect of a discrete item in the fourth of quarter of 2013 to recognize $7.4 million of tax benefit, net of reserves, related to research and development credits. The decrease in income tax expense in 2012 was primarily due to a decrease in income before taxes. Our effective tax rate in 2013 was 30.9 percent, compared to 37.1 percent in 2012 and 37.0 percent in 2011. The decrease in the effective tax rate in 2013 is primarily due to the discrete items discussed above. These discrete items did not have a significant impact on our 2013 annual results from operations or financial position.

For 2014, our annualized effective income tax rate is expected to range between 38 percent and 39 percent, excluding one-time discrete items. Changes in the relative profitability of our business, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 12 to the consolidated financial statements for further discussion of income tax expense and deferred taxes.

Discontinued Operations, net of tax

On December 5, 2013, we completed the sale of Pinnacle, a software business acquired as part of PAETEC, which provided comprehensive solutions for supporting the full lifecycle of information technology and telecommunications services. On June 15, 2012, we completed the sale of the energy business also acquired as part of PAETEC, which sold electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive electricity supplier. The operating results of the software and energy businesses have been separately presented as discontinued operations in the accompanying consolidated statements of income. See Note 15 to the consolidated financial statements for additional information.

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

From time to time federal and state legislation is introduced dealing with various matters that could affect our business. Most proposed legislation of this type never becomes law. Accordingly, it is difficult to predict what kind of legislation, if any, may be introduced and ultimately become law.

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

In reforming the USF, the Order established the Connect America Fund ("CAF"), which included a short-term ("CAF Phase 1") and a longer-term ("CAF Phase 2") framework. CAF Phase 1 provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. CAF Phase 1, Round 1, incremental broadband support was limited to $775 per unserved location in 2012. On July 24, 2012, we elected to accept approximately $0.7 million of the $60.4 million in incremental support allocated to us for 2012. As a result of our aggressive broadband deployment to date, we had very few unserved locations remaining in our service areas for which $775 in incremental support would have made broadband deployment economical. The FCC, however, approved our supported modifications to the rules governing CAF Phase 1, Round 2, incremental support. As a result, we now have been authorized to receive an additional $75.2 million in incremental support for upgrades and new deployments of broadband service. We may elect to receive more funding to deploy to additional locations in census blocks that have been deemed eligible to receive CAF Phase 1 support. Of the total amount of $75.2 million made available to us, we received $60.7 million in December 2013 and the remaining $14.5 million in January 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding we receive.

The FCC is currently working to establish rules for CAF Phase 2 funding based on a forward-looking cost model to further extend broadband to high-cost areas. Until the implementation of CAF Phase 2 is complete, the annual "legacy" USF funding will continue to be frozen at 2011 levels. We were required to use one-third of the frozen legacy support to operate and build broadband networks in areas substantially unserved by an unsubsidized competitor in 2013. In 2014, this condition will apply to two-thirds of the frozen legacy support, and in 2015 it would increase to 100 percent. Our expectation is that our legacy federal USF support will continue to be approximately the same until CAF Phase 2 is implemented.

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

On April 25, 2012, the FCC decided that originating access rates for intrastate long distance traffic exchanged between an Internet-protocol network and the traditional telecommunications network should be subject to default rates equal to interstate originating access rates beginning on July 1, 2014. The FCC refused at that time to adopt a mechanism that would allow companies to recover the loss of originating access revenues resulting from the change. On July 27, 2012, we filed a petition for review with the U.S. Court of Appeals of the District of Columbia seeking relief from the April 2012 ruling on the grounds that it is arbitrary, capricious, in excess of the FCC's statutory authority and otherwise not in accordance with law. That petition for review was transferred to the U.S. Court of Appeals for the 10th Circuit on August 28, 2012, and on October 1, 2012, our appeal was consolidated with 30 appeals on the Order. Briefing was completed in the second quarter of 2013 and oral arguments were held November 2013, with a decision expected in 2014. We continue to assess the impacts of the FCC's intercarrier compensation reform on our wholesale business activities.

Set forth below is a summary of intercarrier compensation revenue and federal universal service support, included in wholesale revenues on the consolidated statements of income for the years ended December 31:

(Millions)	2013	2012	2011
Intercarrier compensation revenue	$210.1	$337.3	$302.9
Federal universal service support	$156.0	$123.1	$100.6

Broadband Stimulus

As part of the American Recovery and Reinvestment Act of 2009 ("ARRA") approximately $7.2 billion was allocated for the purpose of expanding broadband services to unserved and underserved areas. The RUS approved eighteen of our applications for these funds for projects totaling $241.7 million. The RUS will fund 75 percent of these approved grants, or $181.3 million, and we will fund the remainder of at least $60.4 million.

Selected information related to the broadband stimulus expenditures and receipts for the years ended December 31 is as follows:

(Millions)	2013	2012	2011
Stimulus capital expenditures funded by RUS	$36.1	$105.4	$21.7
Stimulus capital expenditures funded by Windstream (a)	41.7	44.0	7.2
Total stimulus capital expenditures	$77.8	$149.4	$28.9
Funds received from RUS	$68.0	$45.7	$4.0

(a)
Stimulus capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flows. This total includes certain non-reimbursable charges for which we are responsible for the full amount of the cost.

Internet Network Regulation

On January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit vacated FCC regulations that had prohibited fixed service providers from engaging in unreasonable discrimination and blocking lawful content when offering retail broadband service to consumer, small business and other end user customers. The Court, however, did not overturn the FCC requirement that all providers of broadband Internet access service disclose network management practices, performance characteristics, and commercial terms of service. These FCC regulations had not caused a change in our existing procedures or operations.

State Regulation and Legislation

Local and Intrastate Rate Regulation
Most states in which our incumbent subsidiaries operate provide alternatives to traditional rate-of-return regulation for local and intrastate services. We have elected alternative regulation for these subsidiaries in all states except New York. We continue to evaluate alternative regulation options in New York.

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. In 2013, we recognized $116.8 million in state USF revenue, which included approximately $78.2 million from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2013, we received $67.7 million from the large company program and $10.5 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

Several states are currently conducting reviews of their universal service funds. In particular, the Texas PUC currently is considering needs-based reforms that could adversely impact our Texas USF support, but pursuant to state legislation adopted last year, any such reforms cannot take effect prior to 2017. We continue to work with the Texas PUC and industry members to obtain a reasonable and more favorable outcome. We are not yet able to determine the financial impact of any future Texas USF reform.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to meet our liquidity requirements. We expect cash flows from operations will be sufficient to fund ongoing working capital requirements, planned capital expenditures, scheduled debt principle and interest payments and dividend payments. We also have access to capital markets and available borrowing capacity under our revolving credit agreements.

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services and new market developments and opportunities, and on other factors, including those described in Part I, "Item 1A. Risk Factors" in this annual report. If our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if we seek to acquire other businesses or to accelerate the expansion of our business, we may be required to seek material amounts of additional capital. Additional sources may include equity and debt financing. Further, if we believe we can obtain additional debt financing on advantageous terms, we may seek such financing at any time, to the extent that market conditions and other factors permit us to do so. The debt financing we may seek could be in the form of additional term loans under Windstream Corp.'s senior secured credit facilities or additional debt securities having substantially the same terms as, or different terms from, Windstream Corp.'s outstanding senior notes.

Our unrestricted cash position decreased by $83.8 million to $48.2 million at December 31, 2013, from $132.0 million at December 31, 2012. Cash outflows in 2013 were primarily driven by payments of principal and interest on Windstream Corp.'s debt obligations, capital expenditures and dividend payments to shareholders. These outflows were partially offset by cash inflows from operations of $1,519.4 million. A summary of our historical cash flows were as follows for the years ended December 31:

(Millions)	2013	2012	2011
Cash flows provided from (used in):
Operating activities	$1,519.4	$1,777.6	$1,228.8
Investing activities	(707.6)	(1,101.7)	(652.2)
Financing activities	(895.6)	(770.9)	(391.9)
(Decrease) increase in cash and cash equivalents	$(83.8)	$(95.0)	$184.7

Cash Flows – Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $258.2 million in 2013 as compared to 2012, and increased $548.8 million in 2012 as compared to 2011. The decrease during 2013 is primarily attributable to payment of debt refinancing premiums of $65.1 million, payments to reduce liabilities related to our integration and restructuring initiatives, changes in working capital primarily driven by timing differences in the payment of vendor payables and compensation-related costs and the decrease in net income taxes refunded. These decreases were partially offset by a reduction in cash interest paid of $62.1 million. The increase during 2012 is primarily attributable to the $89.6 million increase in net income taxes refunded and incremental cash flows generated from PAETEC. These increases were partially offset by additional cash interest paid of $69.6 million.

Cash flows from operating activities were favorably impacted in both 2013 and 2012 due to the effects of the bonus depreciation provisions in the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act ("Tax Relief Act"). For tax purposes, bonus depreciation allows for the acceleration of depreciation and the related tax benefit on qualified investments. The Tax Relief Act allowed for 50 percent bonus depreciation for qualified investments made during 2012. The American Taxpayer Relief Act extended the 50 percent bonus depreciation provisions through 2013. Primarily as a result of the effects of bonus depreciation and utilization of net operating loss carryforwards ("NOLs"), cash income tax payments were $5.7 million in 2013, compared to income tax refunds received, net of payments of $100.7 million in 2012 and $11.1 million in 2011. At this time, the bonus depreciation provisions have not been extended for 2014; however, we have identified various income tax initiatives that will enable us to lower our 2014 cash income tax obligations and preserve NOLs for future use. As a result, we expect cash income tax payments to be less than $30.0 million in 2014. Accordingly, we expect to generate sufficient cash flows from operations to fund our planned capital expenditures, scheduled principal and interest obligations and dividend payments in 2014. Significant increases in our cash income tax obligations in years after 2014 could adversely impact our cash flow from operations, which in turn, may affect our ability to maintain our current dividend practice.

Cash Flows – Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives such as the acquisition of complementary businesses. Cash used in investing activities decreased $394.1 million in 2013 as compared to 2012, primarily due to a reduction in capital expenditures, further discussed below. Cash flows from investing activities in 2013 also reflected $22.3 million in additional grant funds received for broadband stimulus projects, the receipt of $60.7 million in support from CAF, and proceeds from the disposition of the software business of $30.0 million. Cash used in investing activities increased by $449.5 million in 2012 compared to 2011, primarily driven by increased capital expenditures, as discussed below. Cash flows from investing activities in 2012 was favorably impacted by approximately $57.0 million in proceeds received from the disposition of wireless assets and $41.7 million in additional grant funds received for broadband stimulus projects.

Capital expenditures were $841.0 million, $1,101.2 million and $702.0 million for 2013, 2012 and 2011, respectively. Capital expenditures decreased $260.2 million in 2013 due to a decline in capital spending levels related to our fiber-to-the-tower initiatives as compared to 2012. In addition, capital expenditures for broadband network expansion funded by stimulus grants also declined $69.3 million in 2013 compared to 2012. These declines reflect the winding down of both our fiber-to-the-tower and stimulus projects, as we have reached the vast majority of existing towers within our targeted area. In 2014, we will continue executing on the fiber-to-the-tower projects we have won. Comparatively, the increase in capital expenditures in 2012 from 2011 was driven by success-based fiber-to-the-tower initiatives, our portion of broadband stimulus spend, expansion of our data center presence, enhancements to our network, and the acquisition of PAETEC.

Capital expenditures by category for the years ended December 31 are as follows:

(Millions)	2013	2012	2011
Recurring capital expenditures	$622.3	$735.2	$555.3
Fiber-to-the-tower and broadband stimulus projects	189.4	314.6	146.7
Integration capital expenditures	29.3	51.4	—
Total capital expenditures	$841.0	$1,101.2	$702.0

We expect that increases in wireless data usage and expansion of wireless 4G networks will continue through the end of 2014, which will provide more opportunities for our wireless backhaul services. Accordingly, we expect capital spending to remain flat compared to 2013, and as such, capital expenditures are expected to range between $800.0 million and $850.0 million for 2014.

Cash Flows – Financing Activities

Cash used in financing activities increased by $124.7 million in 2013, as compared to 2012 and increased $379.0 million in 2012, as compared to 2011. These increases were due to additional repayments of long-term debt, partially offset by proceeds received from the issuance of new debt obligations, further discussed below.

Debt repayments during 2013 totaled approximately $5.2 billion. On December 6, 2013, Windstream Corp. repaid $592.5 million of borrowings that were outstanding under Tranche B3 of the senior secured credit facility due on August 8, 2019. On August 12, 2013, Windstream Corp. announced a tender offer to purchase for cash any and all of the $500.0 million aggregate principal amount of 2019 Notes. As of September 9, 2013, approximately $431.2 million outstanding of the 2019 Notes had been tendered. On September 25, 2013, the redemption of the remaining $68.8 million outstanding was settled in cash. On August 1, 2013, Windstream Corp. repaid at maturity $800.0 million in aggregate principal amount of senior unsecured 8.125 percent notes utilizing available borrowings under its revolving credit agreements. On January 8, 2013, Windstream Corp. announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. As of February 6, 2013, approximately $588.5 million of the PAETEC 2017 Notes had been tendered. On February 25, 2013, redemption of the remaining $61.5 million outstanding was settled. On January 23, 2013, Windstream Corp. repaid $19.5 million of Tranche A2 and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of its senior secured credit facility due in December 2015, plus accrued interest. Reductions in long-term debt also included $1,180.0 million of repayments related to Windstream Corp.'s revolving line of credit, as further discussed below.

Proceeds from new issuances of long term debt totaled approximately $4.9 billion. On December 6, 2013, Windstream Corp. incurred new borrowings of $590.0 million under Tranche B5 of the senior secured credit facility due on August 8, 2019, the proceeds of which along with available cash on hand were used to repay the amount outstanding under Tranche B3. On August 26, 2013, Windstream Corp. completed the private placement of $500.0 million of the 2021 Notes and received proceeds of $517.5 million, the proceeds of which were used to repay the 2019 Notes. On January 23, 2013, Windstream Corp. incurred new borrowings of $1,345.0 million under Tranche B4 of its senior secured credit facility due January 23, 2020, the proceeds of which were used to repay the Tranche A2 and Tranche B and B2 of the senior secured credit facility. Also on January 23, 2013, Windstream Corp. completed the private placement of $700.0 million of the 2023 Notes, the proceeds of which were used to repay the PAETEC 2017 Notes. During 2013, Windstream Corp. borrowed $1,770.0 million under the revolving line of credit in its senior secured credit facility and later repaid $1,180.0 million of these borrowings. Debt issuance costs associated with the new borrowings in 2013 of $30.0 million were recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings.

Debt repayments during 2012 totaled approximately $2.1 billion. Windstream Corp. retired $300.0 million of indebtedness related to the PAETEC 2015 Notes and amended and restated $150.4 million of borrowings outstanding under Tranche A2 of its senior secured credit facility to Tranche A3. Reductions in long-term debt in 2012 also included $1,650.0 million of repayments related to Windstream Corp.'s revolving line of credit, as further discussed below.

Proceeds from the issuance of long-term debt totaled approximately $1.9 billion in 2012. Windstream Corp. borrowed $730.0 million under the revolving line of credit in the senior secured credit facility and later repaid $1,650.0 million of these borrowings. During 2012, Windstream Corp. also incurred new borrowings of $280.0 million of Tranche A3 due December 30, 2016, $300.0 million of Tranche A4 due August 8, 2017, and $600.0 million of Tranche B3 due August 8, 2019, under its senior secured credit facility.

Our board of directors maintains a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock, or $1.00 per common share on an annual basis. This practice can be changed at any time at the discretion of the board of directors, and is subject to the restricted payment capacity under Windstream Corp.'s debt covenants as further discussed below. Dividends paid to shareholders during 2013 totaled $593.6 million, which was an increase of $5.6 million, as compared to 2012, due to additional shares issued and the vesting of restricted stock units.

Pension Contribution

On September 13, 2013, we contributed 3.3 million shares of our common stock to fund our remaining 2013 funding obligation and a portion of our expected 2014 funding obligation. At the time of the contribution, the common shares had an appraised value of approximately $27.8 million, as determined by a third party valuation firm. Employer contributions for pension benefits in 2013 also included $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans. We did not make a pension contribution during 2012.

The 2014 expected employer contribution for pension benefits consists of $0.8 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans and approximately $83.0 million in contributions to the pension plan to meet our remaining 2014 funding obligations and to avoid certain benefit restrictions. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

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

Debt and Dividend Capacity

Windstream Holdings has no direct debt obligations. All of our debt, including the facilities described below, has been incurred by our subsidiaries (primarily Windstream Corp.). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

As of December 31, 2013, we had $8,707.2 million in long-term debt outstanding, including current maturities (see Note 5). As of December 31, 2013, the amount available for borrowing under the revolving line of credit was $643.2 million, which will expire on December 17, 2015.

As previously discussed, on January 23, 2013, Windstream Corp. amended its existing senior secured credit facilities to, among other things, provide for the incurrence of $1,345.0 million of additional term loans, the proceeds of which were used to repay $1,343.3 million of Tranche A2, Tranche B and Tranche B2 of the senior secured credit facility.

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

Effective February 23, 2012, Windstream Corp. refinanced $150.4 million of Tranche A2 of its senior secured credit facility to Tranche A3 and extended the maturity to December 30, 2016. In addition, Windstream Corp. incurred new borrowings of $280.0 million under Tranche A3 of its senior secured credit facility, which will also be due December 30, 2016. The proceeds from these borrowings were used to partially repay the credit facility revolver, without any reduction in commitments. Additionally, the restatement extended the maturity of certain existing term loans and provided for the ability to refinance and extend the maturity of any term loan or revolving loan with the consent of the affected lenders, modify certain other definitions and provisions and increase secured debt capacity to 2.25 times adjusted operating income before depreciation and amortization ("adjusted OIBDA"), as defined per the credit facility.

As of December 31, 2013, Windstream Corp. had approximately $1,282.0 million of restricted payment capacity as governed by its credit facility, which limits the amount of dividends Windstream Corp. may distribute to Windstream Holdings for payment of dividends to Windstream Holdings shareholders. Windstream Corp. builds additional capacity through cash generated from operations while dividend payments, and other certain restricted investments reduce the available restricted payments capacity. Windstream Corp. will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

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

Certain of Windstream Corp. debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under our long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp. outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2013, Windstream Corp. was in compliance with all such covenants and restrictions.

Windstream Corp.'s senior secured credit facility and its indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States ("non-GAAP financial measures"). These non-GAAP financial measures are presented below for the sole purpose of demonstrating compliance with Windstream Corp.'s debt covenants and were calculated as follows at December 31, 2013:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$8,707.2
Capital leases, including current maturities	79.2
Total long term debt and capital leases	$8,786.4
Operating income, last twelve months	$1,009.0
Depreciation and amortization, last twelve months	1,340.9
Other non-cash and non-recurring expense adjustments required by the credit facilities and indentures (a)	(45.5)
Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA")	$2,304.4
Leverage ratio (b)	3.81
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,304.4
Interest expense, last twelve months	$627.7
Adjustments required by the credit facilities and indentures (c)	5.7
Adjusted interest expense	$633.4
Interest coverage ratio (d)	3.64
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of February 24, 2014, Moody’s Investors Service, Standard & Poor’s Corporation ("S&P") and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	Ba2	BB+	BBB-
Senior unsecured credit rating (a)	B1	B	BB
Corporate credit rating (b)	Ba3	BB-	BB
Outlook (b)	Stable	Stable	Stable

(a)	Ratings assigned to Windstream Corp.

(b)	Corporate credit rating and outlook assigned to Windstream Corp. for Moody's and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

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

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2013:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$85.0	$1,033.2	$2,184.0	$5,376.2	$8,678.4
Interest payments on long-term debt obligations (b)	523.0	1,028.5	897.8	1,012.6	3,461.9
Capital leases (c)	29.7	48.4	5.4	2.4	85.9
Operating leases (d)	101.0	172.9	123.1	232.5	629.5
Purchase obligations (e)	382.5	268.4	33.4	34.7	719.0
Other long-term liabilities and commitments (f) (g) (h) (i)	318.1	413.2	547.3	1,341.2	2,619.8
Total contractual obligations and commitments	$1,439.3	$2,964.6	$3,791.0	$7,999.6	$16,194.5

(a)	Excludes $28.8 million of unamortized premiums (net of discounts) included in long-term debt at December 31, 2013.

(b)	Variable rates on the senior secured credit facility are calculated in relation to one-month London Interbank Offered Rate ("LIBOR") rate which was 0.16 percent at December 31, 2013.

(c)	Capital leases include non-cancellable leases, consisting principally of leases for facilities and equipment.

(d)	Operating leases consist of non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

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

(g)
Excludes $2.1 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2013 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur.

(h)
Includes $30.0 million, $86.4 million and $20.7 million in current portion of interest rate swaps, pension and postretirement benefit obligations and CAF Phase 1 funding, respectively that were included in current portion of interest rate swaps and other current liabilities at December 31, 2013. The current portion of pension and postretirement benefit obligations includes $83.0 million for expected pension contributions in 2014. Although no additional pension contributions may be required in 2014, due to uncertainties inherent in the pension funding calculation, the amount and timing of any remaining contributions are unknown and therefore have been reflected as due in more than 5 years.

(i)	Excludes $51.9 million in long-term capital lease obligations, which are presented as capital leases above.

See "Debt Covenants and Amendments" for information regarding our debt covenants. See Notes 2, 5, 6, 8, 12, and 13 for additional information regarding certain of the obligations and commitments listed above.

MARKET RISK

Market risk is comprised of three elements: foreign currency risk, interest rate risk and equity risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not own any marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries denominated in foreign currencies.

Interest Rate Risk

We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates we are charged under Windstream Corp.’s senior secured credit facility. Under our current policy, Windstream Corp. enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of our total debt outstanding. For a detailed discussion of our interest rate swap agreements, see Note 6 to the consolidated financial statements.

We have established policies and procedures for risk assessment and the approval, reporting and monitoring of interest rate swap activity. We do not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of December 31, 2013, Windstream Corp. has entered into ten pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Corp.’s senior secured credit facility. The maturities of the ten interest rate swaps range from June 17, 2016 to October 17, 2019. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of December 31, 2013 and 2012, the unhedged portion of Windstream Corp.'s variable rate senior secured credit facility was $1,526.4 million and $1,697.9 million, or approximately 17.7 percent and 20.9 percent of Windstream Corp.'s total outstanding long-term debt, respectively. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $15.3 million and $17.0 million for the years ended December 31, 2013 and 2012, respectively. Actual results may differ from this estimate.

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

Operating income before depreciation and amortization to GAAP operating income:

(Millions)	2013	2012	%
Operating income	$1,009.0	$883.9
Depreciation and amortization	1,340.9	1,296.9
OIBDA (a)	$2,349.9	$2,180.8	8%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. Management believes this measure provides investors with insight into the core earnings capacity of providing telecommunications services to its customers.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are discussed in detail in Note 2 to the consolidated financial statements. Certain of these accounting policies, as discussed below, require management to make estimates and assumptions about future events that could materially affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

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

Allowance for Doubtful Accounts

In evaluating the collectability of our trade receivables, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assumptions, we record an allowance for doubtful accounts to reduce the related receivables to the amount that we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in the consolidated financial statements. A 10 percent change in the amounts estimated to be uncollectible would result in a change in the provision for doubtful accounts of approximately $4.0 million for the year ended December 31, 2013.

Useful Lives of Assets

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Our regulated operations use a group composite depreciation method. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the plant. During 2012, with the assistance of outside expertise, we completed analyses for certain subsidiaries of the depreciable lives of assets in service. Based on those results, we implemented new depreciation rates resulting in a net increase to depreciation expense of $59.1 million and a net decrease in net income of $36.5 million or $0.06 per share for the year ended December 31, 2012.

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our tangible or finite-lived intangible assets that could materially affect the carrying value of these assets and our future consolidated operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $60.0 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $69.6 million per year.

At December 31, 2013, our unamortized finite-lived intangible assets totaled $2,020.1 million and primarily consisted of franchise rights of $1,084.7 million and customer lists of $922.1 million. The customer lists are amortized using the sum-of-the-years digits method over estimated useful lives ranging from 9 to 15 years. The franchise rights are amortized on a straight-line basis over their estimated useful lives of 30 years. A reduction in the average useful lives of the franchise rights and customer lists of one year would have increased the amount of amortization expense recorded in 2013 by approximately $12.0 million.

Goodwill

In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. This guidance requires write-downs of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. As of January 1, 2013, we determined that we had one reporting unit to test for impairment, which included all of our operations. We assessed impairment of our goodwill based upon step one of the authoritative guidance by evaluating the carrying value of our shareholders’ equity against the current fair market value of our outstanding equity, which was estimated to be equal to our current market capitalization plus a control premium of 20.0 percent. This premium was estimated through a review of recent market observable transactions involving telecommunications companies. As of January 1, 2013, the fair market value of our equity, both including and excluding the control premium, exceed its carrying value, and accordingly, goodwill was considered not impaired. Reducing our January 1, 2013 market capitalization by 76.0 percent would not have resulted in an impairment of the carrying value of goodwill.

As discussed in Note 2 to the consolidated financial statements, during the fourth quarter of 2013, in connection with the disposal of our software business and changes in certain management responsibilities, we reassessed our reporting unit structure and determined that, as of the date of reassessment of November 30, 2013, we had five reporting units, including the software business sold on December 5, 2013. Following the disposition of the software business, for purposes of performing our annual goodwill impairment test beginning January 1, 2014, we will have four reporting units, including a corporate reporting unit. Immediately prior to this change in our reporting unit structure and assignment of goodwill to the reporting units, we determined that no impairment of goodwill existed as of November 30, 2013. Goodwill has been assigned to the non-corporate reporting units using a relative fair value allocation approach. We estimated the fair value of our reporting units using an income approach supplemented with a market approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. Results of the income approach were corroborated with estimated fair values derived from a market approach, which primarily included the use of comparable multiples of publicly traded companies operating in businesses similar to ours. We also reconciled the estimated fair value of our reporting units to our total market capitalization. Changes in the key assumptions used in the impairment analysis due to changes in market conditions could adversely affect the calculated fair value of goodwill, materially affecting the carrying value and our future consolidated operating results.

See Notes 2 and 4 to the consolidated financial statements for additional information regarding goodwill.

Pension Benefits

We maintain a non-contributory qualified defined benefit pension plan as well as supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. The annual costs of providing pension benefits are based on certain key actuarial assumptions, including the expected return on plan assets and discount rate. We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from the various actuarial assumptions, including changes in our pension obligation, as pension expense or income in the fourth quarter each year, unless an earlier measurement date is required. Our projected net pension income for 2014, which is estimated to be approximately $0.9 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 7.0 percent and a discount rate of 5.01 percent. If returns vary from the expected rate of return or there is a change in the discount rate, the estimated net pension income could vary. In developing the expected long-term rate of return assumption, we considered the plan's historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 24.0 percent to equities, 59.0 percent to fixed income assets and 17.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 7.0 percent to 6.5 percent) would result in a decrease in our projected pension income of approximately $4.8 million in 2014.

The discount rate selected is derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plan's projected benefit payments. The values of the plan's projected benefit payments are matched to the cash flows of the theoretical settlement bond portfolio to arrive at a single equivalent discount rate that aligns the present value of the required cash flows with the market value of the bond portfolio. The discount rate determined on this basis was 5.01 percent at December 31, 2013. Lowering the discount rate by 25 basis points (from 5.01 percent to 4.76 percent) would result in a decrease in our projected pension income of approximately $33.9 million in 2014.

See Notes 2 and 8 to the consolidated financial statements for additional information on our pension plans.

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

Recently Issued Authoritative Guidance

There were no accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about our expectation to maintain our current dividend practice at the current rate of dividend, expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or inter-carrier compensation, expected increases in business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures, cash income tax payments, and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, the amounts expected to be received from the Rural Utilities Service to fund a portion of our broadband stimulus projects and the expected benefits of those projects and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

•
our ability to continue to pay dividends, which may be affected by changes in our cash requirements, capital spending plan, cash tax payment obligations, or financial position, and which is subject to our capital allocation policy and may be changed at any time at the discretion of our board of directors;

•	unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements, or otherwise;

•	the availability and cost of financing in the corporate debt markets;

•	the potential for adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations;

•
the risks associated with non-compliance by us with regulations or statutes applicable to government programs under which we receive material amounts of end user revenue and government subsidies, or non-compliance by us, our partners, or our subcontractors with any terms of our government contracts;

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	continued loss of consumer voice lines and consumer high-speed Internet customers;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•	those additional factors under the caption "Risk Factors" in Item 1A of this annual report and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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

SELECTED FINANCIAL DATA

 Selected consolidated financial data for Windstream Holdings is as follows for the years ended December 31:

(Millions, except per share amounts)	2013	2012	2011	2010	2009
Revenues and sales	$5,988.1	$6,139.5	$4,279.6	$3,710.7	$2,996.3
Operating income	1,009.0	883.9	962.9	1,033.5	1,060.6
Other (expense) income, net	(12.5)	4.6	(0.1)	(3.5)	(1.1)
(Loss) gain on extinguishment of debt	(28.5)	1.9	(136.1)	—	—
Interest expense	(627.7)	(625.1)	(558.3)	(521.7)	(410.2)
Income from continuing operations before income taxes	340.3	265.3	268.4	508.3	649.3
Income tax expense	105.3	98.2	99.4	195.6	250.8
Income from continuing operations	235.0	167.1	169.0	312.7	398.5
Discontinued operations, including tax expense of $9.8, $2.2, and $0, for 2013, 2012 and 2011, respectively	6.0	0.9	0.5	—	—
Net income	$241.0	$168.0	$169.5	$312.7	$398.5
Basic and diluted earnings per share:
From continuing operations	$.39	$.28	$.32	$.66	$.91
From discontinued operations	.01	—	—	—	—
Net income	$.40	$.28	$.32	$.66	$.91
Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Balance sheet data
Total assets	$13,444.6	$13,982.0	$14,392.1	$11,303.9	$9,113.7
Total long-term debt and capital leases (excluding premium and discount)	$8,757.6	$8,934.4	$9,053.2	$7,365.5	$6,295.2
Total equity	$840.2	$1,104.8	$1,495.3	$831.0	$225.9

Notes to Selected Financial Information:

•
The selected consolidated financial data of Windstream Corp. are identical to Windstream Holdings with the exception of certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. In 2013, the amount of pretax expenses directly incurred by Windstream Holdings totaled approximately $0.5 million or $0.3 million on an after-tax basis. In addition, basic and diluted earnings per common share and dividends declared per common share information for Windstream Corp. would not be applicable following the Holding Company Formation.

•
Explanations for significant events affecting our historical operating trends during the years 2011 through 2013 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

•
Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits to recognize actuarial gains and losses in our operating results in the year in which the gains and losses occur. The effect of this change in methodology can create volatility in actuarial gains and losses recognized based on market fluctuations which impacts pension (income) expense for the year. Pension (income) expense was $(115.3) million, $67.4 million, $166.8 million, $54.1 million and $(23.8) million in 2013, 2012, 2011, 2010, and 2009, respectively.

•
Acquisitions which affected our historical operating trends during the periods 2010 through 2012. On November 30, 2011, we acquired PAETEC. During 2010, Q-Comm, Hosted Solutions, Iowa Telecom and Nuvox were acquired on December 2, 2010, December 1, 2010, June 1, 2010 and February 8, 2010, respectively. During 2009, Lexcom and D&E were acquired on December 1, 2009 and November 10, 2009, respectively.

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

Dated February 27, 2014

Jeffery R. Gardner	Anthony W. Thomas
President and Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 27, 2014

Jeffery R. Gardner	Anthony W. Thomas
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Windstream Holdings, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 27, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Windstream Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 27, 2014

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

(Millions, except per share amounts)	2013	2012	2011
Revenues and sales:
Service revenues:
Business	$3,663.4	$3,611.4	$2,098.0
Consumer	1,296.4	1,339.5	1,378.3
Wholesale	593.5	708.0	547.3
Other	222.2	249.4	129.4
Total service revenues	5,775.5	5,908.3	4,153.0
Product sales	212.6	231.2	126.6
Total revenues and sales	5,988.1	6,139.5	4,279.6
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,492.1	2,692.2	1,691.1
Cost of products sold	183.9	206.6	105.1
Selling, general, and administrative	923.4	967.3	601.9
Depreciation and amortization	1,340.9	1,296.9	847.5
Merger and integration costs	29.2	65.4	69.8
Restructuring charges	9.6	27.2	1.3
Total costs and expenses	4,979.1	5,255.6	3,316.7
Operating income	1,009.0	883.9	962.9
Other (expense) income, net	(12.5)	4.6	(0.1)
(Loss) gain on early extinguishment of debt	(28.5)	1.9	(136.1)
Interest expense	(627.7)	(625.1)	(558.3)
Income from continuing operations before income taxes	340.3	265.3	268.4
Income taxes	105.3	98.2	99.4
Income from continuing operations	235.0	167.1	169.0
Discontinued operations	6.0	0.9	0.5
Net income	$241.0	$168.0	$169.5
Basic and diluted earnings per share:
From continuing operations	$.39	$.28	$.32
From discontinued operations	.01	—	—
Net income	$.40	$.28	$.32

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,

(Millions)	2013	2012	2011
Net income	$241.0	$168.0	$169.5
Other comprehensive income:
Interest rate swaps:
Changes in designated interest rate swaps	28.2	(20.5)	(32.5)
Amortization of unrealized losses on de-designated interest rate swaps	35.9	45.4	49.0
Income tax expense	(24.5)	(9.5)	(6.3)
Unrealized holding gains on interest rate swaps	39.6	15.4	10.2
Postretirement and pension plans:
Prior service credit arising during the period	0.9	1.4	37.6
Change in net actuarial gain (loss) for employee benefit plans	9.9	0.1	(2.1)
Plan curtailment	(31.8)	(9.6)	—
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	1.7	2.3	1.0
Amortization of prior service credits	(8.7)	(11.9)	(10.8)
Income tax benefit (expense)	10.5	6.8	(9.9)
Change in postretirement and pension plans	(17.5)	(10.9)	15.8
Other comprehensive income	$22.1	$4.5	$26.0
Comprehensive income	$263.1	$172.5	$195.5

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(Millions, except par value)

Assets	2013	2012
Current Assets:
Cash and cash equivalents	$48.2	$132.0
Restricted cash	9.7	26.5
Accounts receivable (less allowance for doubtful
accounts of $40.0 and $42.6, respectively)	635.3	609.0
Inventories	67.7	75.0
Deferred income taxes	241.5	249.4
Prepaid income taxes	29.7	23.3
Prepaid expenses and other	152.7	179.6
Assets held for sale	—	15.7
Total current assets	1,184.8	1,310.5
Goodwill	4,331.4	4,331.4
Other intangibles, net	2,020.1	2,311.3
Net property, plant and equipment	5,702.6	5,861.8
Other assets	205.7	167.0
Total Assets	$13,444.6	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$85.0	$866.0
Current portion of interest rate swaps	30.0	29.0
Accounts payable	385.9	363.7
Advance payments and customer deposits	223.5	219.6
Accrued dividends	151.1	148.9
Accrued taxes	104.2	104.3
Accrued interest	103.5	113.6
Other current liabilities	362.4	322.8
Total current liabilities	1,445.6	2,167.9
Long-term debt	8,622.2	8,099.8
Deferred income taxes	2,038.3	1,896.8
Other liabilities	498.3	712.7
Total liabilities	12,604.4	12,877.2
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
596.2 and 588.2 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	811.6	1,098.3
Accumulated other comprehensive income	28.5	6.4
Retained earnings	—	—
Total shareholders’ equity	840.2	1,104.8
Total Liabilities and Shareholders’ Equity	$13,444.6	$13,982.0

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2013	2012	2011
Cash Provided from Operations:
Net income	$241.0	$168.0	$169.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	1,341.5	1,297.6	847.5
Provision for doubtful accounts	63.5	59.4	48.5
Share-based compensation expense	44.9	43.2	24.1
Pension (income) expense	(115.3)	67.4	166.8
Deferred income taxes	134.8	79.0	173.8
Unamortized net (premium) discount on retired debt	(38.1)	(16.2)	21.2
Amortization of unrealized losses on de-designated interest rate swaps	35.9	45.4	49.0
Gain from sale of software business	(14.4)	—	—
Plan curtailment and other, net	(15.8)	(25.7)	(3.1)
Changes in operating assets and liabilities, net
Accounts receivable	(46.4)	(75.8)	(64.3)
Income tax receivable	0.6	123.3	(124.1)
Prepaid income taxes	(7.0)	(7.1)	57.1
Prepaid expenses and other	(13.0)	(22.2)	(5.6)
Accounts payable	(21.0)	63.6	23.5
Accrued interest	(10.2)	(40.8)	(99.1)
Accrued taxes	(0.1)	(10.9)	0.7
Other current liabilities	(49.0)	36.5	(30.3)
Other liabilities	(9.2)	(5.8)	(3.5)
Other, net	(3.3)	(1.3)	(22.9)
Net cash provided from operations	1,519.4	1,777.6	1,228.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(841.0)	(1,101.2)	(702.0)
Broadband network expansion funded by stimulus grants	(36.1)	(105.4)	(21.7)
Cash acquired from PAETEC	—	—	71.4
Changes in restricted cash	16.8	(4.8)	(11.9)
Grant funds received for broadband stimulus projects	68.0	45.7	4.0
Grant funds received from Connect America Fund	60.7	—	—
Dispositions of software and energy businesses	30.0	6.1	—
Disposition of wireless assets	—	57.0	—
Other, net	(6.0)	0.9	8.0
Net cash used in investing activities	(707.6)	(1,101.7)	(652.2)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(593.6)	(588.0)	(509.6)
Repayment of debt and swaps	(5,161.0)	(2,054.5)	(4,780.3)
Proceeds of debt issuance	4,919.6	1,910.0	4,922.0
Debt issuance costs	(30.0)	(19.1)	(30.6)
Payment under capital lease obligations	(23.9)	(20.0)	(0.8)
Other, net	(6.7)	0.7	7.4
Net cash used in financing activities	(895.6)	(770.9)	(391.9)
(Decrease) increase in cash and cash equivalents	(83.8)	(95.0)	184.7
Cash and Cash Equivalents:
Beginning of period	132.0	227.0	42.3
End of period	$48.2	$132.0	$227.0
Supplemental Cash Flow Disclosures:
Interest paid	$609.4	$671.5	$601.9
Income taxes paid (refunded), net	$5.7	$(100.7)	$(11.1)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at December 31, 2010	$855.1	$(24.1)	$—	$831.0
Net income	—	—	169.5	169.5
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	15.8	—	15.8
Amortization of unrealized losses on de-designated interest rate swaps	—	30.3	—	30.3
Changes in designated interest rate swaps	—	(20.1)	—	(20.1)
Comprehensive income	—	26.0	169.5	195.5
Share-based compensation expense	24.1	—	—	24.1
Stock options exercised	2.3	—	—	2.3
Stock issued to PAETEC shareholders (See Note 3)	842.0	—	—	842.0
Stock issued to qualified pension plan (See Note 8)	135.8	—	—	135.8
Taxes withheld on vested restricted stock and other	(4.4)	—	—	(4.4)
Dividends of $1.00 per share declared to stockholders	(361.5)	—	(169.5)	(531.0)
Balance at December 31, 2011	$1,493.4	$1.9	$—	$1,495.3
Net income	—	—	168.0	168.0
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(10.9)	—	(10.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	28.0	—	28.0
Changes in designated interest rate swaps	—	(12.6)	—	(12.6)
Comprehensive income	—	4.5	168.0	172.5
Share-based compensation expense	25.4	—	—	25.4
Stock options exercised	6.0	—	—	6.0
Taxes withheld on vested restricted stock and other	(5.6)	—	—	(5.6)
Dividends of $1.00 per share declared to stockholders	(420.8)	—	(168.0)	(588.8)
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8
Net income	—	—	241.0	241.0
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(17.5)	—	(17.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	22.2	—	22.2
Changes in designated interest rate swaps	—	17.4	—	17.4
Comprehensive income	—	22.1	241.0	263.1
Share-based compensation expense	26.8	—	—	26.8
Stock options exercised	0.8	—	—	0.8
Stock issued to 401(k) plan (See Note 8)	20.4	—	—	20.4
Stock issued to qualified pension plan (See Note 8)	27.8	—	—	27.8
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Dividends of $1.00 per share declared to stockholders	(354.5)	—	(241.0)	(595.5)
Balance at December 31, 2013	$811.7	$28.5	$—	$840.2

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31,

(Millions, except per share amounts)	2013	2012	2011
Revenues and sales:
Service revenues:
Business	$3,663.4	$3,611.4	$2,098.0
Consumer	1,296.4	1,339.5	1,378.3
Wholesale	593.5	708.0	547.3
Other	222.2	249.4	129.4
Total service revenues	5,775.5	5,908.3	4,153.0
Product sales	212.6	231.2	126.6
Total revenues and sales	5,988.1	6,139.5	4,279.6
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,492.1	2,692.2	1,691.1
Cost of products sold	183.9	206.6	105.1
Selling, general, and administrative	922.9	967.3	601.9
Depreciation and amortization	1,340.9	1,296.9	847.5
Merger and integration costs	29.2	65.4	69.8
Restructuring charges	9.6	27.2	1.3
Total costs and expenses	4,978.6	5,255.6	3,316.7
Operating income	1,009.5	883.9	962.9
Other (expense) income, net	(12.5)	4.6	(0.1)
(Loss) gain on early extinguishment of debt	(28.5)	1.9	(136.1)
Interest expense	(627.7)	(625.1)	(558.3)
Income from continuing operations before income taxes	340.8	265.3	268.4
Income taxes	105.5	98.2	99.4
Income from continuing operations	235.3	167.1	169.0
Discontinued operations	6.0	0.9	0.5
Net income	$241.3	$168.0	$169.5

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31,

(Millions)	2013	2012	2011
Net income	$241.3	$168.0	$169.5
Other comprehensive income:
Interest rate swaps:
Changes in designated interest rate swaps	28.2	(20.5)	(32.5)
Amortization of unrealized losses on de-designated interest rate swaps	35.9	45.4	49.0
Income tax expense	(24.5)	(9.5)	(6.3)
Unrealized holding gains on interest rate swaps	39.6	15.4	10.2
Postretirement and pension plans:
Prior service credit arising during the period	0.9	1.4	37.6
Change in net actuarial gain (loss) for employee benefit plans	9.9	0.1	(2.1)
Plan curtailment	(31.8)	(9.6)	—
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	1.7	2.3	1.0
Amortization of prior service credits	(8.7)	(11.9)	(10.8)
Income tax benefit (expense)	10.5	6.8	(9.9)
Change in postretirement and pension plans	(17.5)	(10.9)	15.8
Other comprehensive income	$22.1	$4.5	$26.0
Comprehensive income	$263.4	$172.5	$195.5

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31,
(Millions, except par value and number of shares)

Assets	2013	2012
Current Assets:
Cash and cash equivalents	$48.2	$132.0
Restricted cash	9.7	26.5
Accounts receivable (less allowance for doubtful
accounts of $40.0 and $42.6, respectively)	635.3	609.0
Inventories	67.7	75.0
Deferred income taxes	241.5	249.4
Prepaid income taxes	29.7	23.3
Prepaid expenses and other	152.7	179.6
Assets held for sale	—	15.7
Total current assets	1,184.8	1,310.5
Goodwill	4,331.4	4,331.4
Other intangibles, net	2,020.1	2,311.3
Net property, plant and equipment	5,702.6	5,861.8
Other assets	205.7	167.0
Total Assets	$13,444.6	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$85.0	$866.0
Current portion of interest rate swaps	30.0	29.0
Accounts payable	385.9	363.7
Payable to Windstream Holdings, Inc.	150.7	—
Advance payments and customer deposits	223.5	219.6
Accrued dividends	—	148.9
Accrued taxes	104.3	104.3
Accrued interest	103.5	113.6
Other current liabilities	362.4	322.8
Total current liabilities	1,445.3	2,167.9
Long-term debt	8,622.2	8,099.8
Deferred income taxes	2,038.3	1,896.8
Other liabilities	498.3	712.7
Total liabilities	12,604.1	12,877.2
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock, 1,000 shares issued and outstanding (See Note 1)	—	—
Common stock, $0.0001 par value, 1,000.0 shares authorized,
588.2 million shares issued and outstanding at December 31, 2012	—	0.1
Additional paid-in capital	812.0	1,098.3
Accumulated other comprehensive income	28.5	6.4
Retained earnings	—	—
Total shareholders’ equity	840.5	1,104.8
Total Liabilities and Shareholders’ Equity	$13,444.6	$13,982.0

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2013	2012	2011
Cash Provided from Operations:
Net income	$241.3	$168.0	$169.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	1,341.5	1,297.6	847.5
Provision for doubtful accounts	63.5	59.4	48.5
Share-based compensation expense	44.9	43.2	24.1
Pension (income) expense	(115.3)	67.4	166.8
Deferred income taxes	134.8	79.0	173.8
Unamortized net (premium) discount on retired debt	(38.1)	(16.2)	21.2
Amortization of unrealized losses on de-designated interest rate swaps	35.9	45.4	49.0
Gain from sale of software business	(14.4)	—	—
Plan curtailment and other, net	(15.8)	(25.7)	(3.1)
Changes in operating assets and liabilities, net
Accounts receivable	(46.4)	(75.8)	(64.3)
Income tax receivable	0.6	123.3	(124.1)
Prepaid income taxes	(7.0)	(7.1)	57.1
Prepaid expenses and other	(13.0)	(22.2)	(5.6)
Accounts payable	(21.0)	63.6	23.5
Accrued interest	(10.2)	(40.8)	(99.1)
Accrued taxes	—	(10.9)	0.7
Other current liabilities	(49.0)	36.5	(30.3)
Other liabilities	(9.2)	(5.8)	(3.5)
Other, net	(3.3)	(1.3)	(22.9)
Net cash provided from operations	1,519.8	1,777.6	1,228.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(841.0)	(1,101.2)	(702.0)
Broadband network expansion funded by stimulus grants	(36.1)	(105.4)	(21.7)
Cash acquired from PAETEC	—	—	71.4
Changes in restricted cash	16.8	(4.8)	(11.9)
Grant funds received for broadband stimulus projects	68.0	45.7	4.0
Grant funds received from Connect America Fund	60.7	—	—
Dispositions of software and energy businesses	30.0	6.1	—
Disposition of wireless assets	—	57.0	—
Other, net	(6.0)	0.9	8.0
Net cash used in investing activities	(707.6)	(1,101.7)	(652.2)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	(588.0)	(509.6)
Distributions to Windstream Holdings, Inc.	(149.4)	—	—
Repayment of debt and swaps	(5,161.0)	(2,054.5)	(4,780.3)
Proceeds of debt issuance	4,919.6	1,910.0	4,922.0
Debt issuance costs	(30.0)	(19.1)	(30.6)
Payment under capital lease obligations	(23.9)	(20.0)	(0.8)
Other, net	(6.7)	0.7	7.4
Net cash used in financing activities	(896.0)	(770.9)	(391.9)
(Decrease) increase in cash and cash equivalents	(83.8)	(95.0)	184.7
Cash and Cash Equivalents:
Beginning of period	132.0	227.0	42.3
End of period	$48.2	$132.0	$227.0
Supplemental Cash Flow Disclosures:
Interest paid	$609.4	$671.5	$601.9
Income taxes paid (refunded), net	$5.7	$(100.7)	$(11.1)
The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at December 31, 2010	$855.1	$(24.1)	$—	$831.0
Net income	—	—	169.5	169.5
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	15.8	—	15.8
Amortization of unrealized losses on de-designated interest rate swaps	—	30.3	—	30.3
Changes in designated interest rate swaps	—	(20.1)	—	(20.1)
Comprehensive income	—	26.0	169.5	195.5
Share-based compensation expense	24.1	—	—	24.1
Stock options exercised	2.3	—	—	2.3
Stock issued to PAETEC shareholders (See Note 3)	842.0	—	—	842.0
Stock issued to qualified pension plan (See Note 8)	135.8	—	—	135.8
Taxes withheld on vested restricted stock and other	(4.4)	—	—	(4.4)
Dividends of $1.00 per share declared to stockholders	(361.5)	—	(169.5)	(531.0)
Balance at December 31, 2011	$1,493.4	$1.9	$—	$1,495.3
Net income	—	—	168.0	168.0
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(10.9)	—	(10.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	28.0	—	28.0
Changes in designated interest rate swaps	—	(12.6)	—	(12.6)
Comprehensive income	—	4.5	168.0	172.5
Share-based compensation expense	25.4	—	—	25.4
Stock options exercised	6.0	—	—	6.0
Taxes withheld on vested restricted stock and other	(5.6)	—	—	(5.6)
Dividends of $1.00 per share declared to stockholders	(420.8)	—	(168.0)	(588.8)
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8
Net income	—	—	241.3	241.3
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(17.5)	—	(17.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	22.2	—	22.2
Changes in designated interest rate swaps	—	17.4	—	17.4
Comprehensive income	—	22.1	241.3	263.4
Share-based compensation expense	26.8	—	—	26.8
Stock options exercised	0.8	—	—	0.8
Stock issued to 401(k) plan (See Note 8)	20.4	—	—	20.4
Stock issued to qualified pension plan (See Note 8)	27.8	—	—	27.8
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Distributions payable to Windstream Holdings, Inc.	(149.5)	—	(149.3)	(298.8)
Dividends of $0.50 per share declared to stockholders	(204.7)	—	(92.0)	(296.7)
Balance at December 31, 2013	$812.0	$28.5	$—	$840.5
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

Change in Organizational Structure – On August 30, 2013, through the creation of a new holding company structure (the "Holding Company Formation"), Windstream Corporation ("Windstream Corp.") became a wholly-owned subsidiary of a new publicly traded parent company, Windstream Holdings, Inc. ("Windstream Holdings"). As the reorganization occurred at the parent company level, the remainder of our subsidiaries, operations and customers were not affected. Therefore, the operations of Windstream Corp. are the same as the operations of Windstream Holdings as of December 31, 2013. Accordingly, the historical financial statements reflect the effect of the Holding Company Formation for all periods presented.

The Holding Company Formation was effected through the merger of Windstream Corp. with and into WIN Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Windstream Holdings, with Windstream Corp. surviving the merger and becoming a direct, wholly-owned subsidiary of Windstream Holdings. At the effective time of the merger, each share of Windstream Corp. common stock, par value $0.0001 per share, issued and outstanding was automatically converted into and was deemed exchanged for one share of Windstream Holdings common stock, par value $0.0001 per share, having the same rights, powers, preferences, qualifications, limitations and restrictions as the Windstream Corp. common stock being converted and exchanged. As a result of the Holding Company Formation, Windstream Holdings common stock replaced the Windstream Corp. common stock on the Nasdaq Global Select Market and on September 3, 2013, began trading under the ticker symbol "WIN." Windstream Corp. common stock, consisting of 1,000 shares outstanding, all of which are held by Windstream Holdings, no longer trades on any stock market.

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

Description of Business – We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 118,000 miles, a robust business sales division and 26 data centers offering managed services and cloud computing.

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

Basis of Presentation – The consolidated financial statements include the accounts of Windstream Holdings, Windstream Corp. and the accounts of its subsidiaries. All affiliated transactions have been eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

1. Background and Basis for Presentation, Continued:

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses incurred directly by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. Earnings per share data has not been presented for Windstream Corp., because following the Holding Company Formation, that entity has not issued publicly held common stock as defined in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Unless otherwise indicated, the note disclosures included herein pertain to both Windstream Holdings and Windstream Corp.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net income or comprehensive income.

2. Summary of Significant Accounting Policies and Changes:

Significant Accounting Policies

Use of Estimates – The preparation of financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

Business Segments – We are organized based on the services and products that we offer. Our chief operating decision maker assesses performance and allocates resources based on our consolidated results of operations. Under this organizational and reporting structure, our operations consist of one reportable segment. See the accompanying consolidated statements of income for additional information regarding the types of revenue our business generates.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash – Restricted cash consists of cash restricted for uses other than current operations. We have placed cash into pledged deposit accounts for our share of committed spend on construction contracts currently under review by the Rural Utilities Service ("RUS"), part of the United States Department of Agriculture, for broadband stimulus grants. Changes in the restricted cash balances are reflected as cash inflows or outflows in the investing activities section of the statement of cash flows. Additionally, in connection with the acquisition of PAETEC Holding Corp. ("PAETEC"), we assumed responsibility for letter of credit agreements between PAETEC and their financial institution. These letter of credit agreements, which require cash collateral, relate to contracts entered into by PAETEC in the normal course of business. There was no restricted cash remaining at December 31, 2013 associated with these letters of credit compared to approximately $1.5 million of restricted cash at December 31, 2012.

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, we consider a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions and a specific customer’s ability to meet its financial obligations. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $46.3 million and $48.5 million at December 31, 2013 and 2012, respectively.

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

Broadband Stimulus Grants – Capital expenditures related to the broadband stimulus grants are initially recorded to construction in progress. A receivable totaling 75 percent of the gross spend, representing the expected reimbursement from the RUS is recorded during the same period, offsetting the amounts recorded in construction in progress. The resulting balance sheet presentation reflects our 25 percent investment in these assets in property, plant and equipment. Once an asset is placed into service, depreciation is calculated and recorded based on our 25 percent investment in the equipment. Initial outflows to purchase stimulus-related assets are reflected in the investing activities section of the accompanying consolidated cash flows statement. Grant funds received from the RUS are shown as inflows in the investing activities section of the accompanying consolidated statement of cash flows.

Connect America Fund Support – In conjunction with reforming USF, the Federal Communications Commission ("FCC") established the Connect America Fund ("CAF") which provides incremental support to broadband service providers. We have been authorized to receive $75.2 million in CAF support for upgrades and new deployments of broadband service to unserved and underserved locations. Pursuant to commitments we made with the FCC, we will match, on at least a dollar-for-dollar basis, the total amount of CAF support we receive. As of December 31, 2013, we have received $60.7 million of our current authorized allotment of CAF support of which $20.7 million and $40.0 million has been recorded in other current liabilities and other liabilities, respectively in the accompanying consolidated balance sheet. As construction projects which will utilize CAF support are initiated, a portion of the CAF support, received will be reclassified from other liabilities as an offset to construction in progress to effectively reduce the capitalized cost of the constructed asset. For each construction dollar we spend, an equal amount will be transferred from other liabilities to construction in progress to reflect our dollar-for-dollar matching requirement. CAF support received has been presented as cash inflows in the investing activities section of the consolidated statement of cash flows.

Assets Held For Sale – On December 5, 2013, we completed the sale of Pinnacle Software Company ("Pinnacle"), a software company acquired in conjunction with the acquisition of PAETEC. As a result, $15.7 million of assets and $4.5 million of liabilities of the software business were reclassified to assets held for sale and liabilities related to assets held for sale, respectively, and are presented in assets held for sale and other current liabilities, respectively, in the accompanying consolidated balance sheet as of December 31, 2012. The results of our software business are reported as discontinued operations for all periods presented. See Note 15 for further discussion of discontinued operations.

On February 22, 2012 and March 30, 2012, we completed the sales of wireless assets acquired from D&E Communications, Inc. ("D&E") and Iowa Telecommunications Services, Inc. ("Iowa Telecom"), respectively. In connection with these sales, we received gross proceeds of approximately $57.0 million and recognized a gain of $5.2 million, net of transaction fees.

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

In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. As of January 1, 2013, we determined that we had one reporting unit to test for impairment, which included all of our operations. We assessed impairment of our goodwill based upon step one of the authoritative guidance by evaluating the carrying value of our shareholders’ equity against the current fair market value of our outstanding equity, which was estimated to be equal to our current market capitalization plus a control premium of 20.0 percent. This premium was estimated through a review of recent market observable transactions involving telecommunications companies. As of January 1, 2013, the fair market value of our equity, both including and excluding the control premium, exceed its carrying value, and accordingly, goodwill was considered not impaired and step two of the impairment test was unnecessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

During the fourth quarter of 2013, in connection with the disposal of our software business and changes in certain management responsibilities, we reassessed our reporting unit structure and determined that, as of the date of reassessment of November 30, 2013, we had five reporting units, including the software business sold on December 5, 2013. The reporting units are not separate legal entities with discrete financial statements. Certain assets and liabilities utilized in or relating to multiple reporting units have been allocated to the reporting units using reasonable and consistent allocation methodologies. Certain corporate-level assets and liabilities were not allocated and are included in a separate corporate reporting unit. Goodwill has been assigned to the non-corporate reporting units using a relative fair value allocation approach. Immediately prior to this change in our reporting unit structure and assignment of goodwill to the reporting units, we determined that no impairment of goodwill existed as of November 30, 2013. For purposes of our annual goodwill impairment test, we will continue to use January 1st of each year as the measurement date.

We estimated the fair value of our reporting units using an income approach or discounted cash flow model supplemented with a market approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. Results of the income approach were corroborated with estimated fair values derived from a market approach, which primarily included the use of comparable multiples of publicly traded companies operating in businesses similar to ours. We also reconciled the estimated fair value of our reporting units to our total market capitalization.
Other intangible assets arising from business combinations such as franchise rights, customer lists, and cable franchise rights are initially recorded at estimated fair value. We amortize customer lists using the sum-of-the-digits method over an estimated life or 9 to 15 years. All other intangible assets are amortized using a straight-line method over the estimated useful lives.
Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of central office equipment, office and warehouse facilities, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery, other equipment and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Depreciation expense amounted to $1,049.7 million, $955.6 million, and $626.9 million in 2013, 2012 and 2011, respectively.

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2013	2012
Land		$44.7	$46.3
Building and improvements	3-40 years	644.5	649.4
Central office equipment	3-40 years	5,563.7	5,276.0
Outside communications plant	7-47 years	6,630.7	6,256.2
Furniture, vehicles and other equipment	3-23 years	1,431.2	1,269.7
Construction in progress		312.6	329.2
		14,627.4	13,826.8
Less accumulated depreciation		(8,924.8)	(7,965.0)
Net property, plant and equipment		$5,702.6	$5,861.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

The RUS will have a retained security interest in the assets funded by the broadband stimulus grants over their economic life, which varies by grant for periods up to 23 years. In the event of default of terms of the agreement, the RUS could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of Windstream, the acquiring party would need to receive approval from the RUS prior to consummating the proposed transaction, for which pre-approval will not be reasonably withheld.

We capitalize interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $7.9 million, $10.9 million and $6.8 million in 2013, 2012 and 2011, respectively.

Asset Retirement Obligations – We recognize asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Our asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if we exit them, to properly dispose of our chemically-treated telephone poles at the time they are removed from service and to restore certain leased properties to their previous condition upon exit from the lease. These asset retirement obligations totaled $52.3 million and $51.4 million as of December 31, 2013 and 2012, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

Derivative Instruments – Windstream Corp. enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges are recorded as a component of other comprehensive income in the current period. Any ineffective portion of the hedges is recognized in earnings in the current period. Cash flows from hedging activities are included in the same category as the items being hedged, which is primarily financing activities.

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

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $79.3 million, $99.5 million, and $67.8 million in 2013, 2012 and 2011.

Share-Based Compensation – In accordance with authoritative guidance on share-based compensation, we value all time-based awards to employees at fair value on the date of the grant, and recognize that value as compensation expense over the period that each award vests. Performance-based awards are valued at fair value at the end of each reporting period until final performance targets are set. Share-based compensation expense for performance-based awards is recognized when it is probable and estimable as measured against performance metrics. Share-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Pension Benefits – We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from actuarial assumptions, as a component of net periodic benefit (income) expense in the fourth quarter in the year in which the gains and losses occur, and if applicable in any quarter in which an interim remeasurement is required. The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, are recognized ratably on a quarterly basis.

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

Income Taxes – We account for income taxes in accordance with guidance on accounting for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In addition, we adopted authoritative guidance which addresses uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that the income tax positions must achieve before being recognized in the financial statements.

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

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. The 2013 performance conditions for the outstanding restricted stock units have been satisfied.

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled approximately 1.0 million shares for each of the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2013	2012	2011
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$235.0	$167.1	$169.0
Income from continuing operations allocable to participating securities	(4.1)	(3.6)	(3.4)
Adjusted income from continuing operations attributable to common shares	230.9	163.5	165.6
Income from discontinued operations	6.0	0.9	0.5
Income from discontinued operations allocable to participating securities	—	—	—
Adjusted income from discontinued operations attributable to common shares	6.0	0.9	0.5
Net income attributable to common shares	$236.9	$164.4	$166.1
Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	593.2	588.0	516.4
Weighted average participating securities	(3.9)	(3.5)	(3.7)
Weighted average shares outstanding for basic earnings per share	589.3	584.5	512.7
Diluted shares outstanding
Weighted average shares outstanding for basic earnings per share	589.3	584.5	512.7
Effect of dilutive stock options	0.4	1.8	0.3
Weighted average shares outstanding for diluted earnings per share	589.7	586.3	513.0
Basic and diluted earnings per share:
From continuing operations	$.39	$.28	$.32
From discontinued operations	.01	—	—
Net income	$.40	$.28	$.32

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

Recently Adopted Accounting Standards

Balance Sheet Offsetting – Effective January 1, 2013, we adopted authoritative guidance related to balance sheet offsetting. This guidance requires enhanced disclosures for financial instruments and derivative instruments that are subject to an enforceable master netting arrangement. Other than the additional disclosure requirements, the adoption of these changes had no impact on our consolidated financial statements. See Note 6 for the required disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Comprehensive Income – Effective January 1, 2013, we adopted authoritative guidance requiring additional disclosure of the effect of significant reclassifications out of accumulated other comprehensive income in the respective line items in our consolidated statements of income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Other than the additional disclosure requirements, the adoption of these changes had no impact on our consolidated financial statements. See Note 11 for the required disclosures.

Recently Issued Authoritative Guidance

There were no accounting pronouncements recently issued that had or are expected to have a material impact on our consolidated financial statements.

3. Acquisitions:

On November 30, 2011, we completed the acquisition of PAETEC in an all-stock transaction valued at approximately $2.4 billion. PAETEC shareholders received 0.460 shares of our stock for each PAETEC share owned at closing. We issued 70.0 million shares and assumed equity awards shares for a total transaction value of $842.0 million, based on our closing stock price on November 30, 2011, and the fair value of the equity awards assumed. We also assumed PAETEC's debt, net of cash acquired, of approximately $1,591.3 million, which includes a net premium of $113.9 million based on the fair value of the debt on November 30, 2011 and bank debt of $99.5 million that was repaid on December 1, 2011. The PAETEC transaction enhances our capabilities in strategic growth areas, including Internet protocol ("IP") based services, cloud computing and managed services. This transaction significantly advances our strategy to drive top-line revenue growth by expanding our focus on business and fiber transport services.

The following table summarizes the final fair values of the assets acquired and liabilities assumed for PAETEC.

(Millions)	Final Allocation
Fair value of assets acquired:
Cash and other current assets	$240.8
Accounts receivable	227.5
Property, plant and equipment	875.7
Goodwill	653.3
Customer lists (a)	830.0
Trade names and other (b)	15.0
Deferred income taxes on acquired assets	162.8
Other assets	8.4
Total assets acquired	3,013.5
Fair value of liabilities assumed:
Current maturities of long-term debt and capital lease obligations	(19.0)
Other current liabilities	(453.5)
Long-term debt and capital lease obligations	(1,643.7)
Other liabilities	(55.3)
Total liabilities assumed	(2,171.5)
Common stock issued to PAETEC shareholders	$842.0

(a)	Customer lists are amortized using the sum-of-years digit methodology over an estimated useful life of ten years.

(b)
Trade names were amortized on a straight-line basis over an estimated useful life of one year. Other intangibles, which includes internally developed software, are amortized on a straight-line basis over an estimated useful life of three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

Supplemental Pro Forma Information (Unaudited) – PAETEC Acquisition - The amounts of PAETEC's revenue and net loss included in our consolidated statements of income for the year ended December 31, 2011, and the proforma revenue and net income from continuing operations of the combined entity for the year ended December 31, 2011 had the acquisition occurred January 1, 2010, were as follows:

(Millions)	Revenue	Net (Loss) Income from Continuing Operations
Actual from November 30, 2011 through December 31, 2011	$181.2	$(4.2)
Supplemental pro forma for the year ended December 31, 2011	$6,170.1	$115.0

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

We conducted appraisals necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill recognized as of the acquisition date for PAETEC. The accompanying consolidated financial statements reflect our combined operations with PAETEC for the periods following the acquisition date. Employee severance and transaction costs incurred in conjunction with the acquisition were expensed to merger and integration expense in the accompanying consolidated statements of income (see Note 10).

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with amounts exceeding fair value recognized as goodwill. Goodwill associated with this acquisition was attributable to the PAETEC workforce and expected synergies. Approximately $38.7 million of goodwill associated with the acquisition of PAETEC is expected to be deductible for tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

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

As of January 1, 2013, we determined we had one reporting unit to test for impairment and completed our annual impairment review of goodwill in accordance with authoritative guidance and determined that no write-down in the carrying value was required as of that date. As previously discussed in Note 2, we reassessed our reporting unit structure as of November 30, 2013. Following the disposition of the software business on December 5, 2013, for purposes of performing our annual goodwill impairment test beginning January 1, 2014, we will have four reporting units, including a corporate reporting unit. In conjunction with the reassessment of our reporting unit structure, we assigned goodwill to the reporting units using a relative fair value method.

Intangible assets were as follows at December 31:

	2013			2012
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(200.4)	$1,084.7	$1,285.1	$(157.6)	$1,127.5
Customer lists	1,914.0	(991.9)	922.1	1,914.0	(747.6)	1,166.4
Cable franchise rights	39.8	(27.0)	12.8	39.8	(25.9)	13.9
Other	37.9	(37.4)	0.5	37.9	(34.4)	3.5
Balance	$3,276.8	$(1,256.7)	$2,020.1	$3,276.8	$(965.5)	$2,311.3

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2013:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $291.2 million, $342.0 million and $220.6 million in 2013, 2012 and 2011, respectively. Amortization expense for intangible assets subject to amortization estimated as of December 31, 2013 was as follows for the years ended December 31:

Year	(Millions)
2014	$256.2
2015	223.0
2016	185.0
2017	157.1
2018	130.2
Thereafter	1,068.6
Total	$2,020.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations:

Windstream Holdings has no direct debt obligations. All debt, including the facilities described below, have been incurred by Windstream Corp. and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.
Long-term debt was as follows at December 31:

(Millions)	2013	2012
Issued by Windstream Corp.:
Senior secured credit facility, Tranche A2 – variable rates, due July 17, 2013	$—	$19.5
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	387.3	408.8
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017	277.5	292.5
Senior secured credit facility, Tranche B – variable rates, due July 17, 2013	—	280.9
Senior secured credit facility, Tranche B2 – variable rates, due December 17, 2015	—	1,042.9
Senior secured credit facility, Tranche B3 – variable rates, due August 8, 2019	—	597.0
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020	1,331.6	—
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	590.0	—
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	590.0	—
Debentures and notes, without collateral:
2013 Notes – 8.125%, due August 1, 2013	—	800.0
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2019 Notes – 7.000%, due March 15, 2019	—	500.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	950.0	450.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	—
Issued by subsidiaries of the Company:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.0	2.1
PAETEC 2017 Notes – 8.875%, due June 30, 2017	—	650.0
Debentures and notes, without collateral:
Windstream Georgia Communications LLC – 6.50%, due November 15, 2013	—	10.0
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Premium on long-term debt, net	28.8	62.1
	8,707.2	8,965.8
Less current maturities	(85.0)	(866.0)
Total long-term debt	$8,622.2	$8,099.8
Weighted average interest rate	7.0%	7.0%
Weighted maturity	6.1 years	5.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

Senior Secured Credit Facilities

On December 6, 2013, Windstream Corp. incurred new borrowings of $590.0 million under Tranche B5 of the senior secured credit facility due August 8, 2019. The proceeds along with available cash on hand were used to repay $592.5 million of borrowings, plus accrued interest, that were outstanding under Tranche B3 of the senior secured credit facility, which were also due on August 8, 2019. Debt issuance costs associated with the new borrowings were $4.6 million which were charged to interest expense in the fourth quarter of 2013 in accordance with debt modification accounting.

On January 23, 2013, Windstream Corp. incurred new borrowings of $1,345.0 million under Tranche B4 of the senior secured credit facility due January 23, 2020; the proceeds of which were used to repay $19.5 million of Tranche A2 and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of the senior secured credit facility due in December 2015, plus accrued interest. Debt issuance costs associated with the new borrowings were $11.9 million. Of this amount, $5.7 million was recorded in other assets in the consolidated balance sheet and will be amortized into interest expense over the life of the borrowings. The remaining $6.2 million of debt issuance costs were charged to interest expense in the first quarter of 2013 in accordance with debt modification accounting.

Effective August 8, 2012, Windstream Corp. incurred new borrowings of $300.0 million of Tranche A4 senior secured credit facilities due August 8, 2017 and $600.0 million of Tranche B3 senior secured credit facilities due August 8, 2019. The additional term loan proceeds were used to repay Windstream Corp.'s revolver borrowings and for general corporate purposes, thereby creating sufficient liquidity to repay the 2013 debt maturities. Debt issuance costs associated with the new borrowings were $16.6 million, which were recorded in other assets in the accompanying consolidated balance sheet and will be amortized into interest expense over the life of the borrowings.

Effective February 23, 2012, Windstream Corp. amended and restated $150.4 million of the Tranche A2 senior secured credit facilities outstanding to Tranche A3 and extended the maturity to December 30, 2016. In addition, Windstream Corp. incurred new borrowings of $280.0 million of Tranche A3 senior secured credit facilities, which will also be due December 30, 2016. Debt issuance costs associated with the new borrowings were $1.8 million and were recorded in other assets in the accompanying consolidated balance sheet and will be amortized into interest expense over the life of the borrowings.

Revolving line of credit - Windstream Corp. borrowed $1,770.0 million under the revolving line of credit in Windstream Corp.'s senior secured credit facility and later repaid $1,180.0 million during 2013. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $16.8 million, the amount available for borrowing under the revolving line of credit was $643.2 million at December 31, 2013.

The variable interest rate on the revolving line of credit ranged from 2.42 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.60 percent during 2013, as compared to variable interest rates during 2012 which ranged from 2.47 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.53 percent. The revolving line of credit will expire December 17, 2015.

Debentures and Notes Issued in 2013

2021 Notes - On August 26, 2013, Windstream Corp. completed the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, at an issue price of 103.500 percent to yield 7.171 percent ("the 2021 Notes"). Interest is paid semi-annually. The notes had terms substantially identical to the terms of the existing 7.750 percent senior notes due 2021, but were issued under a separate indenture. During the fourth quarter of 2013 pursuant to a registration rights agreement, the notes were exchanged for additional 7.750 percent senior notes due 2021 issued under the indenture governing the existing notes. For financial reporting purposes, both the newly issued and existing 7.750 percent senior notes due 2021 are collectively referred to as the "2021 Notes". Debt issuance costs associated with the new borrowings were $10.1 million, which were recorded in other assets in the accompanying consolidated balance sheet and will be amortized into interest expense over the life of the borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

2023 Notes - On January 23, 2013, Windstream Corp. completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023, at an issue price at par to yield 6.375 percent ("the 2023 Notes"). Interest is paid semi-annually. Debt issuance costs associated with the new borrowings were $13.9 million, which were recorded in other assets in the accompanying consolidated balance sheet and will be amortized into interest expense over the life of the borrowings.
Debentures and Notes Repaid in 2013 and 2012
2013 Notes - On August 1, 2013, Windstream Corp. repaid at maturity all of the outstanding $800.0 million aggregate principal amount of these senior unsecured notes utilizing available borrowings under the revolving line of credit.
2019 Notes - On August 12, 2013, Windstream Corp. announced a tender offer to purchase for cash all of the outstanding $500.0 million aggregate principal amount of 7.000 percent senior unsecured notes due March 15, 2019 ("2019 Notes"). Prior to the expiration of the tender offer, approximately $431.2 million of the 2019 Notes had been tendered. On September 25, 2013, the redemption of the remaining $68.8 million outstanding principal amount was settled. Proceeds from the issuance of the 2021 Notes, together with available cash, were used to pay the consideration for the tender offer and to redeem the outstanding 2019 Notes, along with related fees and expenses.
PAETEC 2017 Notes - In connection with our acquisition of PAETEC on November 30, 2011, Windstream Corp. assumed $650.0 million of 8.875 percent notes due June 30, 2017 ("PAETEC 2017 Notes") Interest was payable semi-annually. On January 8, 2013, Windstream Corp. announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. Prior to the expiration of the tender offer, approximately $588.5 million of the PAETEC 2017 Notes had been tendered. On February 25, 2013, the redemption of the remaining $61.5 million outstanding principal amount was settled. Proceeds from the issuance of the 2023 Notes, together with available cash, were used to pay the consideration for the tender offer and to redeem all of the outstanding PAETEC 2017 Notes, along with related fees and expenses.
PAETEC 2015 Notes - In connection with our acquisition of PAETEC on November 30, 2011, Windstream Corp. also assumed the 9.500 percent notes due July 15, 2015 ("PAETEC 2015 Notes") with an aggregate principal amount of $300.0 million with interest payable semi-annually. During the first quarter of 2012, Windstream Corp. retired all $300.0 million of the outstanding PAETEC 2015 Notes. The redemption was funded using borrowings from Windstream Corp.'s revolving line of credit.
Windstream Corp. may call certain debentures and notes at various premiums on early redemption. These debentures and notes are the 2018 Notes, 2020 Notes, 2021 Notes, 2022 Notes, both series of 2023 Notes and the PAETEC 2018 Notes. In addition, Windstream Corp. may call debt issued by Windstream Holdings of the Midwest, Inc. at various premiums on early redemption.
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
Debt Compliance

The terms of Windstream Corp.'s credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Corp.'s ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of December 31, 2013, Windstream Corp. was in compliance with all of these covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:
In addition, certain of Windstream Corp.'s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Corp.'s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp.'s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. Windstream Corp. and its subsidiaries were in compliance with these covenants as of December 31, 2013.
Maturities for long-term debt outstanding as of December 31, 2013, excluding unamortized net premium, were as follows for the years ended December 31:

Year	(Millions)
2014	$85.0
2015	682.5
2016	350.7
2017	1,314.5
2018	869.5
Thereafter	5,376.2
Total	$8,678.4

(Loss) Gain on Extinguishment of Debt

During the third quarter of 2013, Windstream Corp. retired all $500.0 million of the outstanding 2019 Notes using proceeds from the private placement of the 2021 Notes. During the first quarter of 2013, Windstream Corp. also retired all $650.0 million of the outstanding PAETEC 2017 Notes. The PAETEC 2017 Notes were repurchased using proceeds from the issuance of the 2023 Notes. Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and as a result, Windstream Corp. recognized losses on extinguishment of debt of $28.5 million during 2013.

During the first quarter of 2012, Windstream Corp. retired all $300.0 million of the outstanding PAETEC 2015 Notes. The PAETEC 2015 Notes were purchased using borrowings under Windstream Corp.'s revolving line of credit. The retirement was accounted for under the extinguishment method, and as a result Windstream Corp. recognized a gain on extinguishment of debt of $1.9 million during the twelve months ended December 31, 2012.

During 2011, Windstream Corp. purchased all $1,746.0 million of the 2016 Notes and all $400.0 million of the Valor Notes. These transactions were financed with proceeds from the issuance of the 2020 Notes, the 2021 Notes, the 2023 Notes and borrowings from Windstream Corp.'s revolving line of credit. As a result of these transactions, Windstream Corp. was able to extend the existing debt maturities and lower interest rates. The retirements were accounted for under the extinguishment method, and as a result Windstream Corp. recognized a loss on extinguishment of debt of $136.1 million during 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

The (loss) gain on extinguishment of debt was as follows for the years ended December 31:

(Millions)	2013	2012	2011
2019 Notes:
Premium on early redemption	$(13.6)	$—	$—
Third-party fees for early redemption	(0.5)	—	—
Unamortized debt issuance costs on original issuance	(0.6)	—	—
Loss on early extinguishment for 2019 Notes	(14.7)	—	—
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	(2.5)	—	—
Loss on early extinguishment for senior secured credit facility	(2.5)	—	—
PAETEC 2017 Notes:
Premium on early redemption	(51.5)	—	—
Third-party fees for early redemption	(1.0)	—	—
Unamortized premium on original issuance	41.2	—	—
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)	—	—
PAETEC 2015 Notes:
Premium on early redemption	—	(14.3)	—
Unamortized premium on original issuance	—	16.2	—
Gain on early extinguishment for PAETEC 2015 Notes	—	1.9	—
2016 Notes:
Premium on early redemption	—	—	(101.2)
Unamortized discount on original issuance	—	—	(26.6)
Third-party fees for early redemption	—	—	(3.0)
Unamortized debt issuance costs on original issuance	—	—	(1.1)
Loss on early extinguishment for 2016 Notes	—	—	(131.9)
Valor Notes:
Premium on early redemption	—	—	(10.3)
Third-party fees for early redemption	—	—	(0.4)
Unamortized premium on original issuance	—	—	6.5
Loss on early extinguishment for Valor Notes	—	—	(4.2)
Total (loss) gain on early extinguishment of debt	$(28.5)	$1.9	$(136.1)
Capital Lease Obligations

We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other liabilities and other current liabilities. During 2013, we acquired equipment under capital leases of $72.4 million. We did not acquire any equipment under capital leases during the years ended December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Capital Lease Obligations, Continued:

Future minimum lease payments under capital lease obligations were as follows for the years ended December 31:

Year	(Millions)
2014	$29.7
2015	28.7
2016	19.7
2017	4.9
2018	0.5
Thereafter	2.4
Total future payments	85.9
Less: Amounts representing interest	6.7
Present value of minimum lease payments	$79.2

Interest Expense
Interest expense was as follows for the years ended December 31:

(Millions)	2013	2012	2011
Interest expense related to long-term debt	$584.7	$576.4	$500.0
Impacts of interest rate swaps	48.0	56.4	64.8
Interest on capital leases and other	2.9	3.2	0.3
Less capitalized interest expense	(7.9)	(10.9)	(6.8)
Total interest expense	$627.7	$625.1	$558.3

6. Derivatives:

Windstream Corp. enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges are recorded as a component of other comprehensive income in the current period. Any ineffective portion of the hedges is recognized in earnings in the current period.

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

As a result of the August 21, 2012 transaction, Windstream Corp. reduced its fixed rate paid from 4.553 percent to 3.391 percent effective October 17, 2012. The fixed interest rate paid includes a component which serves to settle the liability existing on Windstream Corp. swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate ("LIBOR"). The swaps had a notional value of $900.0 million as of December 31, 2013, where it will remain until maturity on October 17, 2019.

On May 31, 2013, Windstream Corp. entered into six new pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in its senior secured credit facilities. These swaps have a fixed notional value of $750.0 million and mature on June 17, 2016. The fixed rate paid ranges from 1.026 to 1.040 percent plus a fixed spread of 2.750 percent. The variable rate received resets on the seventeenth day of each month to the one-month LIBOR subject to a minimum rate of 0.750 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives, Continued:

The current swaps are designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable rate cash flows paid on Windstream Corp.'s senior secured credit facilities, which have varying maturity dates from December 30, 2016 to January 23, 2020. The swaps are hedging probable variable cash flows which extend up to four years beyond the maturity of certain components of the variable rate debt. Consistent with past practice, Windstream Corp. expects to extend or otherwise replace these components of its debt with variable rate debt.

All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	2013	2012	2011
Designated portion, measured at fair value
Other current liabilities	$30.0	$29.0	$30.5
Other non-current liabilities	$41.8	$91.2	$88.7
Accumulated other comprehensive income (loss)	$28.2	$(14.7)	$(26.9)
De-designated portion, unamortized value
Accumulated other comprehensive loss	$(24.7)	$(45.9)	$(58.6)
Weighted average fixed rate paid	3.57%	4.26%	4.60%
Variable rate received	0.16%	0.21%	0.40%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other (expense) income, net in the accompanying consolidated statements of income. Ineffectiveness of Windstream Corp.'s cash flow hedges amounted to $1.6 million, $(7.5) million and $(5.2) million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

All or a portion of the change in fair value of Windstream Corp.'s interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Corp. extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on Windstream Corp.'s swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps would be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Corp. determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Corp. has assessed the counterparty risk and determined that no substantial risk of default exists as of December 31, 2013. Each counterparty is a bank with a current credit rating at or above A.

Windstream Corp. expects to recognize losses of $9.8 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at December 31, 2013. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives, Continued:

Changes in the value of these derivative instruments were as follows for the years ended December 31:

(Millions)	2013	2012	2011
Changes in fair value of effective portion, net of tax (a)	$17.4	$(12.6)	$(20.1)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$22.2	$28.0	$30.3

(a)	Included as a component of other comprehensive income and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Corp. were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Corp.'s creditworthiness in an adverse manner, Windstream Corp. may be required to fully collateralize its derivative obligations. At December 31, 2013, Windstream Corp. had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Corp. is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. For financial statement presentation purposes, Windstream Corp. does not offset assets and liabilities under these arrangements.

The following table presents the liabilities subject to an enforceable master netting arrangement as of December 31, 2013 and December 31, 2012. As of December 31, 2013 and December 31, 2012, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the consolidated balance sheets.

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2013:
Derivatives	$71.8	$71.8	$—	$—	$71.8

December 31, 2012:
Derivatives	$120.2	$120.2	$—	$—	$120.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Fair Value Measurements:
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
Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2013 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.
Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, income tax receivable, accounts payable, long-term debt, and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable, income tax receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of December 31, 2013 or 2012.
The fair values of interest rate swaps and long-term debt were determined using the following inputs at December 31:

(Millions)	2013	2012
Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest rate swap liabilities - Level 2	$(71.8)	$(120.2)

Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 1	$3,738.2	$3,273.5
Long-term debt, including current maturities - Level 2	5,270.0	6,140.5
	$9,008.2	$9,414.0

(a)
Recognized at carrying value of $8,707.2 million and $8,965.8 million in long-term debt, including current maturities, in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Corp.'s own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2013 and 2012, the fair values of the interest rate swaps were reduced by $2.6 million and $16.1 million, respectively, to reflect non-performance risk.
The fair value of the corporate bonds was calculated based on quoted market prices of the specific issuances in an active market when available. The fair value of the other debt obligations were estimated based on appropriate market interest rates applied to the debt instruments. In calculating the fair value of the Windstream Holdings of the Midwest, Inc. notes, an appropriate market price of similar instruments in an active market considering credit quality, non-performance risk and maturity of the instrument was used.
We do not have any assets or liabilities measured at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the year ended December 31, 2013.

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

The components of pension benefit (income) expense (including provision for executive retirement agreements) and postretirement benefits income were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2013	2012	2011	2013	2012	2011
Benefits earned during the year	$10.5	$10.0	$9.3	$—	$0.1	$0.2
Interest cost on benefit obligation	52.5	58.0	60.7	1.4	1.8	3.4
Net actuarial (gain) loss	(110.4)	72.5	167.9	—	—	—
Amortization of net actuarial loss	—	—	—	1.7	2.3	1.0
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(8.6)	(11.8)	(10.7)
Plan curtailments	—	—	—	(32.2)	(9.6)	(14.7)
Expected return on plan assets	(67.8)	(73.0)	(71.0)	—	—	—
Net periodic benefit (income) expense	$(115.3)	$67.4	$166.8	$(37.7)	$(17.2)	$(20.8)

During 2013, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies for certain active and retired participants effective August 1, 2013, October 1, 2013 or January 1, 2014. As a result, we remeasured the plan and recognized curtailment gains totaling $32.2 million, of which $24.1 million was recognized in cost of services expenses and $8.1 million was recognized in selling, general and administrative expenses, with offsetting effects recorded as reductions in accumulated other comprehensive income of $31.8 million and other liabilities of $0.4 million.

During 2012, we also made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies for certain active and retired participants effective January 1, 2014. As a result, we remeasured the plan and recognized a curtailment gain of $9.6 million, of which $7.4 million was recognized in cost of services expenses and $2.2 million was recognized in selling, general, and administrative expenses, with an offsetting reduction in accumulated other comprehensive income.
During 2011, we communicated the elimination of retiree basic life insurance benefits for certain participants of our plans effective January 1, 2012. As a result of this change, we remeasured the plan and recorded a curtailment gain of $14.7 million, of which $11.2 million was recorded in cost of services and $3.5 million in selling, general and administrative expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans (including executive retirement agreements) were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$999.0	$948.9	$0.2	$0.2
Actual return on plan assets	10.8	120.7	0.1	—
Employer contributions	28.5	0.7	1.9	3.7
Participant contributions	—	—	1.5	1.8
Benefits paid (a)	(78.6)	(71.3)	(3.4)	(5.5)
Fair value of plan assets at end of year	$959.7	$999.0	$0.3	$0.2
Projected benefit obligation at beginning of year	$1,400.1	$1,282.9	$42.4	$45.9
Interest cost on projected benefit obligations	52.5	58.0	1.4	1.8
Service costs	10.5	10.0	—	0.1
Participant contributions	—	—	1.5	1.8
Plan amendments (b) (c)	—	—	(0.8)	(1.4)
Actuarial (gain) loss	(173.9)	120.5	(9.7)	(0.3)
Benefits paid (a)	(78.6)	(71.3)	(3.4)	(5.5)
Projected benefit obligation at end of year	$1,210.6	$1,400.1	$31.4	$42.4
Plan assets less than projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(83.8)	$(20.7)	$(2.6)	$(3.1)
Noncurrent liabilities	(167.1)	(380.4)	(28.5)	(39.1)
Funded status recognized in the consolidated balance sheets	$(250.9)	$(401.1)	$(31.1)	$(42.2)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$—	$—	$(2.6)	$(14.1)
Prior service credits	0.6	0.7	44.9	84.9
Net amount recognized in accumulated other comprehensive income	$0.6	$0.7	$42.3	$70.8

(a)	During 2013 and 2012, pension benefits paid from Windstream's assets totaled $0.8 million and $0.7 million, respectively. All postretirement benefits in both years were paid from Windstream's assets.

(b)
During 2013, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies for certain active and retired participants effective January 1, 2014, August 1, 2013 or October 1, 2013. In remeasuring the postretirement obligations to reflect these changes, updated assumptions as of March 28, 2013, June 1, 2013 and September 30, 2013 were used. Key assumptions updated included the discount rate, which was 3.75 percent, 4.01 percent and 4.46 percent for the three remeasurement dates, respectively. The discount rates were selected based on a hypothetical yield curve incorporating high-quality corporate bonds with various maturities adjusted to reflect the timing of our expected benefit payments.

(c)
During 2012, we also made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies for certain active and retired participants effective January 1, 2014. In remeasuring the postretirement obligations to reflect this amendment, updated assumptions as of June 29, 2012 were used. During the remeasurement, we updated key assumptions, including the discount rate, which decreased from 3.97 percent to 3.80 percent. The discount rate was selected based on a hypothetical yield curve incorporating high-quality corporate bonds with various maturities adjusted to reflect the timing of our expected benefit payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit (income) expense in 2014, including executive retirement agreements, are as follows:

(Millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss	$—	$0.1
Prior service credits	$(0.1)	$(6.9)

The accumulated benefit obligation of our pension plan and executive retirement agreements, was $1,193.0 million, $1,375.8 million and $1,243.6 million at December 31, 2013, 2012 and 2011, respectively.

Assumptions – Actuarial assumptions used to calculate pension and postretirement benefits (income) expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2013	2012	2011	2013	2012	2011
Discount rate	3.85%	4.64%	5.31%	3.87%	4.58%	5.11%
Expected return on plan assets	7.00%	8.00%	8.00%	7.00%	8.00%	8.00%
Rate of compensation increase	2.00%	4.17%	3.44%	—%	—%	—%

Actuarial assumptions used to calculate the projected benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Discount rate	5.01%	3.85%	4.99%	3.87%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	—	—%

In developing the expected long-term rate of return assumption, we considered the plan's historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 24.0 percent to equities, 59.0 percent to fixed income securities, and 17.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2013	2012
Healthcare cost trend rate assumed for next year	8.00%	9.00%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2020	2019

For the year ended December 31, 2013, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.1 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.1 million. As of December 31, 2013, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $3.0 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $2.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

Plan Assets – Our pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation for our pension plan by asset category was as follows for the years ended December 31:

	Target Allocation	Percentage of Plan Assets
Asset Category	2014	2013	2012
Equity securities	17.7% - 29.7%	27.7%	44.2%
Fixed income securities	22.0% - 44.0%	52.4%	33.8%
Alternative investments	10.5% - 20.5%	15.0%	4.4%
Money market and other short-term interest bearing securities	0.0% - 4.0%	4.9%	17.6%
		100.0%	100.0%

We utilize a third party to assist in evaluating the allocation of the total assets in the pension trust, taking into consideration the pension liabilities and funded status of the pension plan. Assets are managed utilizing a Liability Driven Investment ("LDI") approach, meaning that assets are managed within a risk management framework which addresses the need to generate incremental returns in the context of an appropriate level of risk, based on plan liability profiles and changes in funded status. The return objectives are to satisfy funding obligations when and as prescribed by law and to keep pace with the growth of the pension plan liabilities. Given the long time horizon for paying out benefits and our strong financial condition, the pension plan can accept an average level of risk relative to other similar plans. The liquidity needs of the pension plan are manageable given that lump sum payments are not available to most participants.

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

The pension plan is permitted to make investments in our common stock. On September 13, 2013, we contributed 3.3 million shares of our common stock to the pension plan to fund our remaining 2013 funding obligation and a portion of our expected 2014 funding obligation. At the time of this contribution, the shares had an appraised value of approximately $27.8 million, as determined by a third party valuation firm. We made no contribution to the pension plan in 2012. During 2011, we contributed 10.8 million shares of our common stock to the pension plan to meet our 2011 and 2012 expected obligations. The shares had an appraised value of approximately $135.8 million, and were subsequently sold by the pension plan for approximately $133.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2013:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market funds (a)	$37.0	$—	$37.0	$—
Guaranteed annuity contract (b)	1.9	—	—	1.9
Common collective trust funds (c)	383.1	—	383.1	—
Government and agency securities (d)	234.4	—	234.4	—
Corporate bonds and asset backed securities (d)	94.5	—	94.5	—
Domestic equities (d)	69.4	69.3	—	0.1
Windstream common stock (d)	26.3	26.3	—	—
International equities (d)	24.1	24.1	—	—
Derivative financial instruments (e)	(25.1)	0.1	(25.2)	—
Hedge fund of funds (f)	60.2	—	—	60.2
Real estate and private equity funds (g)	52.8	—	—	52.8
Other (h)	1.1	1.1	—	—
Total investments	$959.7	$120.9	$723.8	$115.0
Dividends and interest receivable	3.9
Pending trades	(3.9)
Total plan assets	$959.7

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2012:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market funds (a)	$280.2	$—	$280.2	$—
Guaranteed annuity contract (b)	2.3	—	—	2.3
Common collective trust funds (c)	81.7	—	81.7	—
Government and agency securities (d)	141.6	—	141.6	—
Corporate bonds and asset backed securities (d)	92.5	—	92.5	—
Domestic equities (d)	273.4	272.7	0.6	0.1
International equities (d)	84.0	84.0	—	—
Derivative financial instruments (e)	(0.1)	—	(0.1)	—
Real estate and private equity funds (g)	44.4	—	—	44.4
Other (h)	2.1	2.1	—	—
Total investments	$1,002.1	$358.8	$596.5	$46.8
Dividends and interest receivable	3.4
Pending trades	(6.5)
Total plan assets	$999.0

(a)
Valued based on the fair value of the underlying assets of the fund as determined by the fund manager on the last business day of the year. The underlying assets are mostly comprised of certificates of deposit, time deposits and commercial paper valued at amortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

(b)
Based on the value of the underlying contracts adjusted to market value, which recognizes that either long-term assets would have to be sold before contract maturity or new contributions by other contract holders would have to be exchanged for funds being transferred, precluding these contributions from being invested at their current rate of return.

(c)
Valued based on the net asset value of the fund as reported by the fund manager on the last business day of the Plan year. The underlying assets are mostly comprised of publicly traded equity securities and fixed income securities. These securities are valued at the official closing price of, or the last reported sale prices as of the close of business or, in the absence of any sales, at the latest available bid price.

(d)
Valued based on quoted market prices on the last day of the Plan year. Securities traded in markets that are not considered active are valued based on quoted market prices, broker or dealer quotes or alternative pricing sources with reasonable levels of price transparency. Securities that trade infrequently and therefore have little or no price transparency are valued using best estimates, including unobservable input.

(e)
Derivative financial instruments consist primarily of swaps and are valued at fair value based on models that reflect the contractual terms of the instruments. Inputs include primarily observable market information, such as swap curves, benchmark yields, rating updates and interdealer broker quotes at the end of the Plan year.

(f)
Hedge funds of funds hold a portfolio of other investment funds instead of directly investing in specific securities, commodities or other financial instruments. The funds are valued based on the net asset value of the fund as determined by the fund manager on the last business day of the Plan year. The net asset value is derived from the fair value of each underlying fund comprising the hedge fund of funds.

(g)
The real estate fund is valued based on the net asset value of the fund on the last business day of the Plan year. The net asset value is derived from the fair value of the underlying net assets of the fund. Private equity funds consist of investments in limited partnerships and are valued based on the Plan's capital account balance at year end as reported in the audited financial statements of the partnership.

(h)	Other investments include warrants, interest bearing cash and investments in foreign currency. These investments are valued at their quoted market price on the last day of the Plan year.

The following is a reconciliation of the beginning and ending balances of pension plan assets that are measured at fair value using significant unobservable inputs:

(Millions)	Domestic equities	Hedge fund of funds	Real estate and private equity funds		Guaranteed annuity contract	Total
Balance at December 31, 2011	$0.1	$—	$35.1	(a)	$2.8	$38.0
Actual gain on plan assets still held at reporting date	—	—	2.7		0.1	2.8
Purchases and sales	—	—	6.6		(0.6)	6.0
Transfers in and/or out of level 3	—	—	—		—	—
Balance at December 31, 2012	0.1	—	44.4		2.3	46.8
Actual gain on plan assets still held at reporting date	—	2.7	4.3		0.2	7.2
Purchases and sales	—	57.5	4.1		(0.6)	61.0
Transfers in and/or out of level 3	—	—	—		—	—
Balance at December 31, 2013	$0.1	$60.2	$52.8		$1.9	$115.0

(a)	Amount reflects the correction of an immaterial error for an investment previously reported as level 2 that should have been reported as level 3.

Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period. There were no transfers in or out of levels 1, 2, or 3 for the years ended December 31, 2013 and 2012.

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

Estimated Future Employer Contributions and Benefit Payments – Estimated future employer contributions, benefit payments, including executive retirement agreements, are as follows as of December 31, 2013:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2014	$83.8	$2.6
Expected benefit payments:
2014	$78.1	$2.6
2015	77.4	2.6
2016	78.3	2.5
2017	80.9	2.4
2018	81.7	2.3
2019-2023	421.6	8.9

The 2014 expected employer contribution for pension benefits consists of 0.8 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans and approximately $83.0 million in contributions to the pension plan to meet our remaining 2014 funding obligations and to avoid certain benefit restrictions. We intend to fund this contribution using cash, Windstream common stock or other assets, or a combination thereof.

Employee Savings Plan – We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Employees may elect to contribute to the plan a portion of their eligible pretax compensation up to certain limits as specified by the plans and by the Internal Revenue Service. Windstream matches up to a maximum of 4.0 percent of employee pretax contributions for employees contributing at least 5.0 percent. Our matching contribution is funded annually. We expect to make the 2013 contribution in Windstream stock during the first half of 2014. We contributed $20.4 million of our common stock to the plan for the 2012 annual matching contribution during the first quarter of 2013. We recorded expense of $18.1 million, $17.8 million and $13.7 million in 2013, 2012 and 2011, respectively, related to the employee savings plan, which was included in cost of services and selling, general and administrative in the accompanying consolidated statements of income. Expense related to our matching contribution made or expected to be made in Windstream stock is included in share-based compensation in the accompanying consolidated statements of cash flows.

9. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the "Incentive Plan"), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of December 31, 2013, the Incentive Plan had remaining capacity of 4.8 million awards, of which 3.3 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights. As of December 31, 2013, we had additional remaining capacity of 2.6 million awards from a similar equity incentive plan acquired in the PAETEC acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

Restricted Stock and Restricted Stock Unit Activity - During 2013, 2012 and 2011, our Board of Directors approved grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director group as a key component of their annual incentive compensation plan and one-time grants. On April 12, 2013, a one-time grant, totaling 125,125 shares, was provided as a retention incentive for select members of management. On February 8, 2011, a one-time grant, totaling 237,989 shares of restricted stock, was approved to provide a retention incentive to the CEO and select members of management. In 2011, we began issuing performance-based restricted stock units to executive officers rather than performance-based restricted shares.

Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor's 500 Stock Index, over a three-year period.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued was as follows for the years ended December 31:

	2013	2012	2011
(Thousands)	Common Shares	Common Shares	Common Shares
Vest ratably over remaining service period, up to four years (a)	—	—	886.3
Vest ratably over a three-year service period	2,254.0	1,543.7	1,024.0
Vest ratably over a two-year service period	68.4	—	—
Vest variably over a three-year service period	186.1	54.7	—
Vest contingently over a three-year performance period	786.7	723.5	522.9
Vest three years from date of grant, service based	—	4.0	388.5
Vest one year from date of grant, service based (b)	81.5	51.4	48.6
Total granted	3,376.7	2,377.3	2,870.3
Grant date fair value (Millions)	$32.6	$29.4	$36.3

(a)
In conjunction with the acquisition of PAETEC, we granted 886,300 restricted stock units to former PAETEC employees to replace outstanding, unvested PAETEC restricted stock units held by these same employees as of acquisition date. The vesting provisions of the original grants were retained. Each recipient is entitled to one restricted share per restricted stock unit.

(b)	Represents restricted stock granted to non-employee directors.

For performance based restricted stock units granted in 2013 the operating targets for the first vesting period were approved by the Board of Directors in February 2013. For the performance based restricted stock granted in 2012, the operating targets for the first and second vesting period were approved by the Board of Directors in February 2012 and 2013, respectively. For performance based restricted stock granted in 2011, the operating targets for the first, second and third vesting period were approved by the Board of Directors in February 2011, 2012 and 2013, respectively. For 2013 and measurement periods prior, each of the operating targets were met by the end of their respective measurement periods.

Restricted stock and restricted stock unit activity for the year ended December 31, 2013 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2012	4,274.4	$12.24
Granted	3,376.7	$9.66
Vested	(2,031.6)	$11.92
Forfeited	(360.0)	$11.56
Non-vested at December 31, 2013	5,259.5	$10.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

At December 31, 2013, unrecognized compensation expense totaled $35.8 million and is expected to be recognized over the weighted average vesting period of 1.3 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. The total fair value of shares vested during 2013, 2012 and 2011 was $24.2 million, $22.7 million and $15.5 million, respectively. Share-based compensation expense recognized for restricted stock and restricted stock units was $26.7 million, $25.2 million and $24.0 million for 2013, 2012 and 2011, respectively.

Stock Option Activity - In conjunction with the acquisition of PAETEC, we issued 3,933,230 stock options to former PAETEC employees to replace outstanding PAETEC stock options held by these same employees as of the acquisition date. The exercise price of the options granted was 0.460 shares of the exercise price on the original issuances. All other terms of the original options, including the vesting provisions, were retained. The contractual term of the options granted is ten years from the original issuance date. Awards generally vest ratably over a three- or four-year service period. No other stock options have been granted by us during the three year period ended December 31, 2013.

The following table summarizes stock option activity for the year ended December 31, 2013:

	(Thousands) Number of Shares Underlying Options	Weighted Average Exercise Price	(Years) Weighted Average Remaining Contractual Life	(Millions)Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,829.2	$11.93
Granted	—	$—
Exercised	(124.1)	$5.66
Canceled	(208.4)	$13.63
Forfeited	(32.3)	$8.68
Outstanding at December 31, 2013	1,464.4	$12.29	3.9	$1.1
Vested or expected to vest at December 31, 2013	1,409.6	$12.43	3.8	$1.1
Exercisable at December 31, 2013	1,373.1	$12.53	3.7	$1.1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of Windstream's common stock as reported on the Nasdaq Global Select Market on December 31, 2013 and the option exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2013. This amount changes based on the fair market value of Windstream's common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2013 was approximately $0.3 million.

Total compensation expense related to stock options granted was approximately $0.1 million, $0.2 million, and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes stock option information as of December 31, 2013:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	(Thousands) Number of Options	Weighted Average Exercise Price	(Thousands) Number of Options	Weighted Average Exercise Price
$1.96-$4.70	227.4	$4.11	227.4	$4.11
$4.71-$8.30	334.1	$7.30	278.9	$7.12
$8.31-$14.00	392.3	$10.62	356.2	$10.72
$14.01-$29.27	510.6	$20.49	510.6	$20.49
	1,464.4	$12.29	1,373.1	$12.53

As of December 31, 2013, there was less than $0.1 million of unrecognized share-based compensation expense related to unvested stock options granted which will be recognized in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. The 2011 acquisition of PAETEC and 2010 acquisitions of NuVox Inc. ("NuVox"), Iowa Telecom, Q-Comm Corporation ("Q-Comm") and Hosted Solutions Acquisitions, LLC ("Hosted Solutions"), (collectively known as the "Acquired Companies"), account for the merger and integration costs incurred for the periods presented.

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

On May 31, 2012, we announced that we were undertaking a review of our existing management structure with the intent of improving the efficiency of our decision-making processes, ensuring our management structure is as simple and as responsive to customers as possible and positioning ourselves for continued success. We eliminated approximately 350 management positions as part of the restructuring. The restructuring was completed in the third quarter of 2012 resulting in severance related costs of $22.4 million.

The following is a summary of the merger, integration and restructuring charges recorded for the years ended December 31:

(Millions)	2013	2012	2011
Merger and integration costs
Transaction costs associated with acquisitions	$—	$7.1	$40.7
Employee related transition costs	7.8	20.3	22.3
Information technology conversion costs	9.5	6.1	5.7
Rebranding, consulting and other costs	11.9	31.9	1.1
Total merger and integration costs	29.2	65.4	69.8
Restructuring charges	9.6	27.2	1.3
Total merger, integration and restructuring charges	$38.8	$92.6	$71.1
Merger, integration and restructuring charges decreased net income $24.3 million, $58.2 million and $44.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, after giving consideration to tax benefits on deductible items.

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges at December 31:

(Millions)	2013	2012
Balance, beginning of period	$20.1	$12.9
Merger, integration and restructuring charges	38.8	92.6
Cash outlays during the period	(44.9)	(85.4)
Balance, end of period	$14.0	$20.1

As of December 31, 2013, unpaid merger, integration and restructuring liabilities consisted of $0.6 million primarily associated with the restructuring initiatives and $13.4 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows for the years ended December 31:

(Millions)	2013	2012	2011
Pension and postretirement plans	$26.4	$43.9	$54.7
Unrealized holding gains (losses) on interest rate swaps
Designated portion	17.4	(9.1)	(16.6)
De-designated portion	(15.3)	(28.4)	(36.2)
Accumulated other comprehensive income	$28.5	$6.4	$1.9

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Gains (Losses) on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2012	$(37.5)	$43.9	$6.4
Other comprehensive income before reclassifications	17.4	6.6	24.0
Amounts reclassified from other accumulated comprehensive income (a)	22.2	(24.1)	(1.9)
Balance at December 31, 2013	$2.1	$26.4	$28.5

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive income were as follows for the year ended December 31, 2013:

Details about Accumulated Other Comprehensive Income Components	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$35.9		Interest expense
	35.9		Income from continuing operations before income taxes
	(13.7)		Income taxes
	22.2		Net income
Pension and postretirement plans:
Plan curtailments	(31.8)	(a)
Amortization of net actuarial loss	1.7	(a)
Amortization of prior service credits	(8.7)	(a)
	(38.8)		Income from continuing operations before income taxes
	14.7		Income taxes
	(24.1)		Net income
Total reclassifications for the period, net of tax	$(1.9)		Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit (income) expense. See Note 8 for additional details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Income Taxes:

Income tax expense was as follows for the years ended December 31:

(Millions)	2013	2012	2011
Current:
Federal	$(27.0)	$6.2	$(97.8)
State	(2.5)	13.0	23.4
	(29.5)	19.2	(74.4)
Deferred:
Federal	104.0	84.0	180.2
State	30.8	(5.0)	(6.4)
	134.8	79.0	173.8
Income tax expense	$105.3	$98.2	$99.4

Deferred income tax expense for all three years primarily resulted from temporary differences between depreciation and amortization expense for income tax purposes and depreciation and amortization expense recorded in the accompanying consolidated financial statements. Goodwill is not amortized for financial statement purposes in accordance with authoritative guidance on goodwill and other intangible assets.

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	3.3	2.0	2.0
Adjust deferred taxes for state net operating loss carryforward	(0.1)	—	1.9
Acquisition costs	—	—	(0.5)
Tax refund interest	—	—	(0.5)
Valuation allowance	(0.3)	—	—
Income tax reserves	(5.4)	—	—
Research and development credit	(2.2)	—	—
Other items, net	0.6	0.1	(0.9)
Effective income tax rate	30.9%	37.1%	37.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Income Taxes, Continued:

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2013	2012
Property, plant and equipment	$1,278.4	$1,292.7
Goodwill and other intangible assets	1,322.5	1,345.8
Operating loss and credit carryforward	(677.8)	(711.6)
Postretirement and other employee benefits	(108.6)	(168.8)
Unrealized holding loss and interest swaps	(1.4)	(27.6)
Deferred compensation	(5.2)	(6.3)
Bad debt	(30.3)	(40.9)
Deferred debt costs	(17.7)	(46.8)
Restricted stock	(12.1)	(11.1)
Other, net	(35.9)	(63.9)
	1,711.9	1,561.5
Valuation allowance	84.9	85.9
Deferred income taxes, net	$1,796.8	$1,647.4
Deferred tax assets	$(930.8)	$(1,193.7)
Deferred tax liabilities	2,727.6	2,841.1
Deferred income taxes, net	$1,796.8	$1,647.4

At December 31, 2013 and 2012, we had federal net operating loss carryforwards of approximately $1,545.6 million and $1,660.0 million, respectively, which expire in varying amounts from 2021 through 2031. The loss carryforwards at December 31, 2013 were primarily losses acquired in conjunction with our mergers with Valor Communications Group, Inc. ("Valor"), NuVox, Iowa Telecom and PAETEC. The 2013 decrease is primarily associated with the amount utilized for the year. At December 31, 2013 and 2012, we had state net operating loss carryforwards of approximately $2,001.2 million and $2,116.4 million, respectively, which expire annually in varying amounts from 2014 through 2032. The loss carryforwards at December 31, 2013 were primarily losses acquired in conjunction with our mergers with Valor, CTC, D&E, Lexcom Inc. ("Lexcom"), NuVox, Iowa Telecom, Q-Comm and PAETEC. The 2013 decrease is primarily associated with the amount utilized for the year. Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to their expiration. We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of December 31, 2013 and 2012, we recorded valuation allowances of $84.9 million and $85.9 million, respectively, related to federal and state loss carryforwards which are expected to expire before they are utilized. The amount of state tax credit carryforward at December 31, 2013 and 2012, was approximately $22.2 million and $20.4 million, respectively, which expire in varying amounts from 2014 through 2027.

We account for uncertainty in taxes in accordance with authoritative guidance. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2013	2012	2011
Beginning balance	$18.3	$18.8	$18.6
Additions based on PAETEC acquisition	—	—	0.5
Additions based on Q-Comm acquisition	—	—	0.6
Additions based on tax positions related to current year	2.7	—	—
Additions based on tax positions of prior years	0.7	—	—
Reductions for tax positions of prior years	(0.2)	(0.5)	—
Reduction as a result of a lapse of the applicable statute of limitations	(16.9)	—	(0.9)
Ending balance	$4.6	$18.3	$18.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Income Taxes, Continued:

We do not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $3.4 million, $16.1 million and $16.5 million (net of indirect benefits) for the years ended December 31, 2013, 2012 and 2011, respectively.

Included in the balance at December 31, 2013, 2012 and 2011, are $0.6 million, $0.8 million and $0.7 million, respectively, of gross tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. These unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2013 and 2012.

We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years. We have identified Arkansas, California, Florida, Georgia, Illinois, Iowa, Kentucky, Nebraska, New York, North Carolina, Pennsylvania, Texas and Virginia as “major” state taxing jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2013, 2012 and 2011, we recognized approximately $0.1 million, $0.6 million and $0.8 million in interest and penalties, respectively. Furthermore, we had approximately $0.1 million, $3.1 million and $2.6 million of interest and penalties accrued as of December 31, 2013, 2012 and 2011, respectively.

13. Commitments and Contingencies:

Lease Commitments

Minimum rental commitments for all non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows as of December 31, 2013:

Year	(Millions)
2014	$101.0
2015	91.8
2016	81.1
2017	66.8
2018	56.3
Thereafter	232.5
Total	$629.5

Rental expense totaled $120.2 million, $108.2 million and $38.9 million in 2013, 2012 and 2011, respectively.

Litigation

We are party to various legal proceedings, including certain lawsuits claiming infringement of patents relating to various aspects of our business. In certain of the patent matters, other industry participants are also parties, and we may have claims of indemnification against vendors/suppliers. The ultimate resolution of these legal proceedings cannot be determined at this time. However, based on current circumstances, Management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of our income, cash flows or financial condition.

In addition, management is currently not aware of any environmental matters that, individually or in the aggregate, would have a material adverse effect on the consolidated financial condition or our results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 7.875 percent senior notes due November 1, 2017, the 8.125 percent senior notes due September 1, 2018, the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023 and the 6.375 percent senior notes due August 1, 2023 ("the guaranteed notes"), certain of Windstream Corp.'s wholly-owned subsidiaries (the "Guarantors"), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facilities of Windstream Corp. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Corp. The remaining subsidiaries of Windstream Corp. (the "Non-Guarantors") are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. Windstream Holdings is not a guarantor of any Windstream Corp. debt instruments.

The following information presents condensed consolidated and combined statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011, condensed consolidated balance sheets as of December 31, 2013 and 2012, and condensed consolidated and combined statements of cash flows for the years ended December 31, 2013, 2012 and 2011 of the Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Comprehensive Income
	For the Year Ended December 31, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,050.7	$4,755.2	$(30.4)	$5,775.5
Product sales	—	54.4	158.2	—	212.6
Total revenues and sales	—	1,105.1	4,913.4	(30.4)	5,988.1
Costs and expenses:
Cost of services	—	337.6	2,180.1	(25.6)	2,492.1
Cost of products sold	—	53.7	130.2	—	183.9
Selling, general and administrative	—	59.2	868.5	(4.8)	922.9
Depreciation and amortization	—	317.3	1,023.6	—	1,340.9
Merger and integration costs	—	—	29.2	—	29.2
Restructuring charges	—	1.6	8.0	—	9.6
Total costs and expenses	—	769.4	4,239.6	(30.4)	4,978.6
Operating income	—	335.7	673.8	—	1,009.5
Earnings from consolidated subsidiaries	500.0	44.0	5.0	(549.0)	—
Other income (expense), net	2.0	167.1	(181.6)	—	(12.5)
Loss on early extinguishment of debt	(17.2)	—	(11.3)	—	(28.5)
Intercompany interest income (expense)	154.1	(95.4)	(58.7)	—	—
Interest expense	(584.6)	(5.8)	(37.3)	—	(627.7)
Income from continuing operations before income taxes	54.3	445.6	389.9	(549.0)	340.8
Income tax (benefit) expense	(187.0)	145.5	147.0	—	105.5
Income from continuing operations	241.3	300.1	242.9	(549.0)	235.3
Discontinued operations	—	—	6.0	—	6.0
Net income	$241.3	$300.1	$248.9	$(549.0)	$241.3
Comprehensive income	$263.4	$300.1	$248.9	$(549.0)	$263.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income
	For the Year Ended December 31, 2012
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,080.6	$4,853.1	$(25.4)	$5,908.3
Product sales	—	73.0	158.2	—	231.2
Total revenues and sales	—	1,153.6	5,011.3	(25.4)	6,139.5
Costs and expenses:
Cost of services	—	374.3	2,335.0	(17.1)	2,692.2
Cost of products sold	—	71.9	134.7	—	206.6
Selling, general and administrative	—	84.7	890.9	(8.3)	967.3
Depreciation and amortization	—	315.2	981.7	—	1,296.9
Merger and integration costs	—	—	65.4	—	65.4
Restructuring charges	—	4.3	22.9	—	27.2
Total costs and expenses	—	850.4	4,430.6	(25.4)	5,255.6
Operating income	—	303.2	580.7	—	883.9
Earnings from consolidated subsidiaries	404.9	38.9	4.4	(448.2)	—
Other (expense) income, net	(6.8)	185.8	(174.4)	—	4.6
Gain on early extinguishment of debt	—	—	1.9	—	1.9
Intercompany interest income (expense)	152.8	(98.9)	(53.9)	—	—
Interest expense	(540.9)	(5.4)	(78.8)	—	(625.1)
Income from continuing operations before income taxes	10.0	423.6	279.9	(448.2)	265.3
Income tax (benefit) expense	(158.0)	143.4	112.8	—	98.2
Income from continuing operations	168.0	280.2	167.1	(448.2)	167.1
Discontinued operations	—	—	0.9	—	0.9
Net income	$168.0	$280.2	$168.0	$(448.2)	$168.0
Comprehensive income	$172.5	$280.2	$168.0	$(448.2)	$172.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income
	For the Year Ended December 31, 2011
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,084.5	$3,090.4	$(21.9)	$4,153.0
Product sales	—	61.2	65.4	—	126.6
Total revenues and sales	—	1,145.7	3,155.8	(21.9)	4,279.6
Costs and expenses:
Cost of services	—	375.2	1,328.2	(12.3)	1,691.1
Cost of products sold	—	55.8	49.3	—	105.1
Selling, general and administrative	—	102.7	508.8	(9.6)	601.9
Depreciation and amortization	—	320.3	527.2	—	847.5
Merger and integration costs	—	—	69.8	—	69.8
Restructuring charges	—	0.3	1.0	—	1.3
Total costs and expenses	—	854.3	2,484.3	(21.9)	3,316.7
Operating income	—	291.4	671.5	—	962.9
Earnings (losses) from consolidated subsidiaries	477.7	(1.2)	4.7	(481.2)	—
Other (expense) income, net	(3.8)	179.7	(176.0)	—	(0.1)
Loss on early extinguishment of debt	(136.1)	—	—	—	(136.1)
Intercompany interest income (expense)	167.2	(104.8)	(62.4)	—	—
Interest expense	(547.3)	(5.2)	(5.8)	—	(558.3)
(Loss) income from continuing operations before income taxes	(42.3)	359.9	432.0	(481.2)	268.4
Income tax (benefit) expense	(211.8)	113.9	197.3	—	99.4
Income from continuing operations	169.5	246.0	234.7	(481.2)	169.0
Discontinued operations	—	—	0.5	—	0.5
Net income	$169.5	$246.0	$235.2	$(481.2)	$169.5
Comprehensive income	$195.5	$246.0	$235.2	$(481.2)	$195.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet
	As of December 31, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13.7	$4.1	$30.4	$—	$48.2
Restricted cash	9.7	—	—	—	9.7
Accounts receivable (less allowance for doubtful accounts of $40.0)	—	117.6	517.7	—	635.3
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	719.9	2,114.3	(2,834.2)	—
Inventories	—	49.8	17.9	—	67.7
Deferred income taxes	201.9	22.9	16.7	—	241.5
Prepaid income taxes	29.7	—	—	—	29.7
Prepaid expenses and other	5.6	20.8	126.3	—	152.7
Total current assets	260.6	939.9	2,823.3	(2,839.0)	1,184.8
Investments in consolidated subsidiaries	12,064.6	1,319.3	296.0	(13,679.9)	—
Notes receivable - affiliate	—	321.3	—	(321.3)	—
Goodwill	—	2,475.1	1,856.3	—	4,331.4
Other intangibles, net	—	1,042.6	977.5	—	2,020.1
Net property, plant and equipment	7.6	1,398.2	4,296.8	—	5,702.6
Other assets	115.3	20.0	70.4	—	205.7
Total Assets	$12,448.1	$7,516.4	$10,320.3	$(16,840.2)	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$84.9	$—	$0.1	$—	$85.0
Current portion of interest rate swaps	30.0	—	—	—	30.0
Accounts payable	1.3	56.4	328.2	—	385.9
Affiliates payable, net	2,984.9	—	—	(2,834.2)	150.7
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	17.4	206.1	—	223.5
Accrued taxes	0.2	34.0	70.1	—	104.3
Accrued interest	95.4	1.8	6.3	—	103.5
Other current liabilities	38.1	18.6	305.7	—	362.4
Total current liabilities	3,234.8	128.2	921.3	(2,839.0)	1,445.3
Long-term debt	8,044.9	99.6	477.7	—	8,622.2
Notes payable - affiliate	—	—	321.3	(321.3)	—
Deferred income taxes	268.5	935.0	834.8	—	2,038.3
Other liabilities	59.4	32.2	406.7	—	498.3
Total liabilities	11,607.6	1,195.0	2,961.8	(3,160.3)	12,604.1
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	—	40.8	83.1	(123.9)	—
Additional paid-in capital	812.0	5,083.4	4,004.0	(9,087.4)	812.0
Accumulated other comprehensive income	28.5	7.6	19.2	(26.8)	28.5
Retained earnings	—	1,189.6	3,252.2	(4,441.8)	—
Total shareholders’ equity	840.5	6,321.4	7,358.5	(13,679.9)	840.5
Total Liabilities and Shareholders’ Equity	$12,448.1	$7,516.4	$10,320.3	$(16,840.2)	$13,444.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet
	As of December 31, 2012
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.5	$19.8	$54.7	$—	$132.0
Restricted cash	25.0	—	1.5	—	26.5
Accounts receivable (less allowance for doubtful accounts of $42.6)	—	111.6	497.4	—	609.0
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	299.4	2,507.2	(2,806.6)	—
Inventories	—	56.9	18.1	—	75.0
Deferred income taxes	170.3	22.9	56.2	—	249.4
Prepaid income taxes	23.3	—	—	—	23.3
Prepaid expenses and other	4.4	29.5	145.7	—	179.6
Assets held for sale	—	—	15.7	—	15.7
Total current assets	280.5	544.9	3,296.5	(2,811.4)	1,310.5
Investments in consolidated subsidiaries	11,814.4	1,275.6	304.6	(13,394.6)	—
Notes receivable - affiliate	—	324.9	—	(324.9)	—
Goodwill	—	2,475.1	1,856.3	—	4,331.4
Other intangibles, net	—	1,156.8	1,154.5	—	2,311.3
Net property, plant and equipment	7.6	1,451.5	4,402.7	—	5,861.8
Other assets	103.1	17.5	46.4	—	167.0
Total Assets	$12,205.6	$7,246.3	$11,061.0	$(16,530.9)	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$856.0	$—	$10.0	$—	$866.0
Current portion of interest rate swaps	29.0	—	—	—	29.0
Accounts payable	1.0	51.1	311.6	—	363.7
Affiliates payable, net	2,806.6	—	—	(2,806.6)	—
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	15.7	203.9	—	219.6
Accrued dividends	148.9	—	—	—	148.9
Accrued taxes	0.2	35.2	68.9	—	104.3
Accrued interest	107.2	1.7	4.7	—	113.6
Other current liabilities	42.7	17.8	262.3	—	322.8
Total current liabilities	3,991.6	121.5	866.2	(2,811.4)	2,167.9
Long-term debt	6,823.2	99.6	1,177.0	—	8,099.8
Notes payable - affiliate	—	—	324.9	(324.9)	—
Deferred income taxes	175.1	922.7	799.0	—	1,896.8
Other liabilities	110.9	29.8	572.0	—	712.7
Total liabilities	11,100.8	1,173.6	3,739.1	(3,136.3)	12,877.2
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	40.8	83.1	(123.9)	0.1
Additional paid-in capital	1,098.3	5,083.4	4,004.0	(9,087.4)	1,098.3
Accumulated other comprehensive income	6.4	8.0	36.7	(44.7)	6.4
Retained earnings	—	940.5	3,198.1	(4,138.6)	—
Total shareholders’ equity	1,104.8	6,072.7	7,321.9	(13,394.6)	1,104.8
Total Liabilities and Shareholders’ Equity	$12,205.6	$7,246.3	$11,061.0	$(16,530.9)	$13,982.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$241.3	$300.1	$248.9	$(549.0)	$241.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	317.3	1,024.2	—	1,341.5
Provision for doubtful accounts	—	11.0	52.5	—	63.5
Equity in earnings from subsidiaries	(500.0)	(44.0)	(5.0)	549.0	—
Share-based compensation expense	—	7.1	37.8	—	44.9
Pension income	—	(17.8)	(97.5)	—	(115.3)
Deferred income taxes	36.2	12.2	86.4	—	134.8
Unamortized net discount (premium) on retired debt	3.1	—	(41.2)	—	(38.1)
Amortization of unrealized losses on de-designated interest rate swaps	35.9	—	—	—	35.9
Gain from sale of software business	—	—	(14.4)	—	(14.4)
Plan curtailment and other, net	27.5	(3.1)	(40.2)	—	(15.8)
Changes in operating assets and liabilities, net	(24.1)	14.9	(149.3)	—	(158.5)
Net cash (used in) provided from operations	(180.1)	597.7	1,102.2	—	1,519.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(153.5)	(687.5)	—	(841.0)
Broadband network expansion funded by stimulus grants	—	(4.9)	(31.2)	—	(36.1)
Changes in restricted cash	15.3	—	1.5	—	16.8
Grant funds received for broadband stimulus projects	68.0	—	—	—	68.0
Grant funds received from Connect America Fund	—	21.9	38.8	—	60.7
Disposition of software business	—	—	30.0	—	30.0
Other, net	—	—	(6.0)	—	(6.0)
Net cash provided from (used in) investing activities	83.3	(136.5)	(654.4)	—	(707.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	—	—	—	(444.6)
Distributions to Windstream Holdings	(0.4)	—	(149.0)	—	(149.4)
Repayment of debt and swaps	(4,500.9)	—	(660.1)	—	(5,161.0)
Proceeds of debt issuance	4,919.6	—	—	—	4,919.6
Debt issuance costs	(30.0)	—	—	—	(30.0)
Intercompany transactions, net	116.0	(480.5)	364.5	—	—
Payment under capital lease obligations	—	—	(23.9)	—	(23.9)
Other, net	(6.7)	3.6	(3.6)	—	(6.7)
Net cash provided from (used in) financing activities	53.0	(476.9)	(472.1)	—	(896.0)
Decrease in cash and cash equivalents	(43.8)	(15.7)	(24.3)	—	(83.8)
Cash and Cash Equivalents:
Beginning of period	57.5	19.8	54.7	—	132.0
End of period	$13.7	$4.1	$30.4	$—	$48.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2012
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$168.0	$280.2	$168.0	$(448.2)	$168.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	315.2	982.4	—	1,297.6
Provision for doubtful accounts	—	11.6	47.8	—	59.4
Equity in earnings from subsidiaries	(404.9)	(38.9)	(4.4)	448.2	—
Share-based compensation expense	—	7.9	35.3	—	43.2
Pension expense	—	10.2	57.2	—	67.4
Deferred income taxes	54.6	(18.4)	42.8	—	79.0
Unamortized net premium on retired debt	—	—	(16.2)	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	45.4	—	—	—	45.4
Plan curtailment and other, net	22.3	(12.0)	(36.0)	—	(25.7)
Changes in operating assets and liabilities, net	275.3	(105.8)	(110.0)	—	59.5
Net cash provided from operations	160.7	450.0	1,166.9	—	1,777.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(206.2)	(895.0)	—	(1,101.2)
Broadband network expansion funded by stimulus grants	—	(23.4)	(82.0)	—	(105.4)
Changes in restricted cash	(13.2)	—	8.4	—	(4.8)
Grant funds received for broadband stimulus projects	45.7	—	—	—	45.7
Disposition of wireless assets	—	57.0	—	—	57.0
Disposition of energy business	—	—	6.1	—	6.1
Other, net	—	2.8	(1.9)	—	0.9
Net cash provided from (used in) investing activities	32.5	(169.8)	(964.4)	—	(1,101.7)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(588.0)	—	—	—	(588.0)
Repayment of debt and swaps	(1,744.4)	—	(310.1)	—	(2,054.5)
Proceeds of debt issuance	1,910.0	—	—	—	1,910.0
Debt issuance costs	(19.1)	—	—	—	(19.1)
Intercompany transactions, net	189.7	(270.3)	80.6	—	—
Payment under capital lease obligations	—	(0.8)	(19.2)	—	(20.0)
Other, net	0.7	3.6	(3.6)	—	0.7
Net cash used in financing activities	(251.1)	(267.5)	(252.3)	—	(770.9)
(Decrease) increase in cash and cash equivalents	(57.9)	12.7	(49.8)	—	(95.0)
Cash and Cash Equivalents:
Beginning of period	115.4	7.1	104.5	—	227.0
End of period	$57.5	$19.8	$54.7	$—	$132.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2011
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$169.5	$246.0	$235.2	$(481.2)	$169.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	320.3	527.2	—	847.5
Provision for doubtful accounts	—	11.3	37.2	—	48.5
Equity in (earnings) losses from subsidiaries	(477.7)	1.2	(4.7)	481.2	—
Share-based compensation expense	—	5.6	18.5	—	24.1
Pension expense	—	23.4	143.4	—	166.8
Deferred income taxes	10.3	19.8	143.7	—	173.8
Unamortized net discount on retired debt	21.2	—	—	—	21.2
Amortization of unrealized losses on de-designated interest rate swaps	49.0	—	—	—	49.0
Plan curtailment and other, net	18.6	(3.0)	(18.7)	—	(3.1)
Changes in operating assets and liabilities, net	(316.2)	42.8	4.9	—	(268.5)
Net cash (used in) provided from operations	(525.3)	667.4	1,086.7	—	1,228.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(206.4)	(495.6)	—	(702.0)
Broadband network expansion funded by stimulus grants	—	(5.2)	(16.5)	—	(21.7)
Cash acquired from PAETEC	—	—	71.4	—	71.4
Changes in restricted cash	(11.9)	—	—	—	(11.9)
Grant funds received for broadband stimulus projects	4.0	—	—	—	4.0
Other, net	1.8	5.7	0.5	—	8.0
Net cash used in investing activities	(6.1)	(205.9)	(440.2)	—	(652.2)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(509.6)	—	—	—	(509.6)
Repayment of debt and swaps	(4,670.7)	—	(109.6)	—	(4,780.3)
Proceeds of debt issuance	4,922.0	—	—	—	4,922.0
Debt issuance costs	(30.6)	—	—	—	(30.6)
Intercompany transactions, net	933.3	(474.8)	(458.5)	—	—
Payment under capital lease obligations	—	(0.7)	(0.1)	—	(0.8)
Other, net	(1.7)	12.7	(3.6)	—	7.4
Net cash provided from (used in) financing activities	642.7	(462.8)	(571.8)	—	(391.9)
Increase (decrease) in cash and cash equivalents	111.3	(1.3)	74.7	—	184.7
Cash and Cash Equivalents:
Beginning of period	4.1	8.4	29.8	—	42.3
End of period	$115.4	$7.1	$104.5	$—	$227.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

Debentures and notes, issued by PAETEC Holding Corporation
In connection with the acquisition of PAETEC on November 30, 2011, Windstream Corp. (the "Parent") acquired the PAETEC 2018 Notes ("the guaranteed notes"). Windstream Corp. and all former wholly-owned subsidiaries of PAETEC (the "Guarantors") provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Corp.. The remaining subsidiaries (the "Non-Guarantors") of Windstream Corp. are not guarantors of these guaranteed notes.

The following information presents condensed consolidated and combined statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011, condensed consolidated balance sheets as of December 31, 2013 and 2012, and condensed consolidated and combined statements of cash flows for the years ended December 31, 2013, 2012 and 2011 of Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Comprehensive Income
	For the Year Ended December 31, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,940.7	$3,841.9	$(7.1)	$5,775.5
Product sales	—	—	140.2	74.5	(2.1)	212.6
Total revenues and sales	—	—	2,080.9	3,916.4	(9.2)	5,988.1
Costs and expenses:
Cost of services	—	—	1,166.1	1,329.2	(3.2)	2,492.1
Cost of products sold	—	—	111.1	75.3	(2.5)	183.9
Selling, general and administrative	—	—	521.5	403.5	(2.1)	922.9
Depreciation and amortization	—	—	396.7	944.2	—	1,340.9
Merger and integration costs	—	—	(0.4)	29.6	—	29.2
Restructuring charges	—	—	3.4	6.2	—	9.6
Total costs and expenses	—	—	2,198.4	2,788.0	(7.8)	4,978.6
Operating (loss) income	—	—	(117.5)	1,128.4	(1.4)	1,009.5
Earnings (losses) from consolidated subsidiaries	500.0	(66.4)	(0.2)	0.3	(433.7)	—
Other income (expense), net	2.0	—	0.9	(15.4)	—	(12.5)
Loss on early extinguishment of debt	(17.2)	(11.3)	—	—	—	(28.5)
Intercompany interest income (expense)	154.1	—	—	(154.1)	—	—
Interest (expense) income	(584.6)	(40.9)	0.2	(2.4)	—	(627.7)
Income (loss) from continuing operations before income taxes	54.3	(118.6)	(116.6)	956.8	(435.1)	340.8
Income tax (benefit) expense	(187.0)	(19.3)	(36.9)	348.4	0.3	105.5
Income (loss) from continuing operations	241.3	(99.3)	(79.7)	608.4	(435.4)	235.3
Discontinued operations	—	—	6.0	—	—	6.0
Net income (loss)	$241.3	$(99.3)	$(73.7)	$608.4	$(435.4)	$241.3
Comprehensive income (loss)	$263.4	$(99.3)	$(73.7)	$608.4	$(435.4)	$263.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income
	For the Year Ended December 31, 2012
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,977.7	$3,938.6	$(8.0)	$5,908.3
Product sales	—	—	120.2	111.0	—	231.2
Total revenues and sales	—	—	2,097.9	4,049.6	(8.0)	6,139.5
Costs and expenses:
Cost of services	—	—	1,162.4	1,533.4	(3.6)	2,692.2
Cost of products sold	—	—	99.9	106.7	—	206.6
Selling, general and administrative	—	—	473.0	495.3	(1.0)	967.3
Depreciation and amortization	—	—	370.9	926.0	—	1,296.9
Merger and integration costs	—	—	0.5	64.9	—	65.4
Restructuring charges	—	—	9.4	17.8	—	27.2
Total costs and expenses	—	—	2,116.1	3,144.1	(4.6)	5,255.6
Operating (loss) income	—	—	(18.2)	905.5	(3.4)	883.9
Earnings (losses) from consolidated subsidiaries	404.9	(6.7)	6.3	(0.5)	(404.0)	—
Other (expense) income, net	(6.8)	—	0.3	11.1	—	4.6
Gain on early extinguishment of debt	—	1.9	—	—	—	1.9
Intercompany interest income (expense)	152.8	—	—	(152.8)	—	—
Interest (expense) income	(540.9)	(84.2)	(1.2)	1.2	—	(625.1)
Income (loss) from continuing operations before income taxes	10.0	(89.0)	(12.8)	764.5	(407.4)	265.3
Income tax (benefit) expense	(158.0)	(30.8)	(7.7)	296.0	(1.3)	98.2
Income (loss) from continuing operations	168.0	(58.2)	(5.1)	468.5	(406.1)	167.1
Discontinued operations	—	—	0.9	—	—	0.9
Net income (loss)	$168.0	$(58.2)	$(4.2)	$468.5	$(406.1)	$168.0
Comprehensive income (loss)	$172.5	$(58.2)	$(4.2)	$468.5	$(406.1)	$172.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income
	For the Year Ended December 31, 2011
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$164.2	$3,990.0	$(1.2)	$4,153.0
Product sales	—	—	16.2	110.4	—	126.6
Total revenues and sales	—	—	180.4	4,100.4	(1.2)	4,279.6
Costs and expenses:
Cost of services	—	—	93.2	1,599.1	(1.2)	1,691.1
Cost of products sold	—	—	12.8	92.3	—	105.1
Selling, general and administrative	—	—	39.6	562.3	—	601.9
Depreciation and amortization	—	—	28.8	818.7	—	847.5
Merger and integration costs	—	—	3.9	65.9	—	69.8
Restructuring charges	—	—	—	1.3	—	1.3
Total costs and expenses	—	—	178.3	3,139.6	(1.2)	3,316.7
Operating income	—	—	2.1	960.8	—	962.9
Earnings (losses) from consolidated subsidiaries	477.7	1.4	(5.9)	1.9	(475.1)	—
Other (expense) income, net	(3.8)	—	—	3.7	—	(0.1)
Loss on early extinguishment of debt	(136.1)	—	—	—	—	(136.1)
Intercompany interest income (expense)	167.2	(2.0)	2.0	(167.2)	—	—
Interest expense	(547.3)	(8.6)	(0.1)	(2.3)	—	(558.3)
(Loss) income from continuing operations before income taxes	(42.3)	(9.2)	(1.9)	796.9	(475.1)	268.4
Income tax (benefit) expense	(211.8)	(4.5)	1.9	313.8	—	99.4
Income (loss) from continuing operations	169.5	(4.7)	(3.8)	483.1	(475.1)	169.0
Discontinued operations	—	—	0.5	—	—	0.5
Net income (loss)	$169.5	$(4.7)	$(3.3)	$483.1	$(475.1)	$169.5
Comprehensive income (loss)	$195.5	$(4.7)	$(3.3)	$483.1	$(475.1)	$195.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet
	As of December 31, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13.7	$—	$7.8	$26.7	$—	$48.2
Restricted cash	9.7	—	—	—	—	9.7
Accounts receivable (less allowance for doubtful accounts of $40.0)	—	—	251.0	384.5	(0.2)	635.3
Affiliates receivable, net	—	374.3	—	3,896.4	(4,270.7)	—
Inventories	—	—	10.6	57.1	—	67.7
Deferred income taxes	201.9	—	—	76.7	(37.1)	241.5
Prepaid income taxes	29.7	0.1	—	—	(0.1)	29.7
Prepaid expenses and other	5.6	—	29.9	116.0	1.2	152.7
Total current assets	260.6	374.4	299.3	4,557.4	(4,306.9)	1,184.8
Investments in consolidated subsidiaries	12,064.6	—	0.1	—	(12,064.7)	—
Goodwill	—	643.8	—	3,687.6	—	4,331.4
Other intangibles, net	—	—	533.6	1,486.5	—	2,020.1
Net property, plant and equipment	7.6	—	799.3	4,895.7	—	5,702.6
Deferred income taxes	—	219.0	31.0	—	(250.0)	—
Other assets	115.3	—	16.2	74.2	—	205.7
Total Assets	$12,448.1	$1,237.2	$1,679.5	$14,701.4	$(16,621.6)	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$84.9	$—	$—	$0.1	$—	$85.0
Current portion of interest rate swaps	30.0	—	—	—	—	30.0
Accounts payable	1.3	—	85.9	298.7	—	385.9
Affiliates payable, net	2,984.9	—	1,431.7	—	(4,265.9)	150.7
Advance payments and customer deposits	—	—	77.7	145.8	—	223.5
Accrued taxes	0.2	—	24.5	79.3	0.3	104.3
Accrued interest	95.4	3.7	2.3	2.1	—	103.5
Other current liabilities	38.1	4.0	87.1	270.5	(37.3)	362.4
Total current liabilities	3,234.8	7.7	1,709.2	796.5	(4,302.9)	1,445.3
Long-term debt	8,044.9	475.8	—	101.5	—	8,622.2
Deferred income taxes	268.5	—	—	2,019.8	(250.0)	2,038.3
Accumulated losses in excess of investments in consolidated subsidiaries	—	71.8	—	—	(71.8)	—
Other liabilities	59.4	2.3	51.6	385.0	—	498.3
Total liabilities	11,607.6	557.6	1,760.8	3,302.8	(4,624.7)	12,604.1
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	—	—	—	70.3	(70.3)	—
Additional paid-in capital	812.0	842.0	—	6,918.5	(7,760.5)	812.0
Accumulated other comprehensive income	28.5	—	—	32.9	(32.9)	28.5
Accumulated (deficit) retained earnings	—	(162.4)	(81.3)	4,376.9	(4,133.2)	—
Total shareholders’ equity	840.5	679.6	(81.3)	11,398.6	(11,996.9)	840.5
Total Liabilities and Shareholders’ Equity	$12,448.1	$1,237.2	$1,679.5	$14,701.4	$(16,621.6)	$13,444.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet
	As of December 31, 2012
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$57.5	$—	$26.5	$48.0	$—	$132.0
Restricted cash	25.0	—	1.5	—	—	26.5
Accounts receivable (less allowance for doubtful accounts of $42.6)	—	—	243.6	365.4	—	609.0
Affiliates receivable, net	—	1,080.2	—	3,253.3	(4,333.5)	—
Inventories	—	—	10.0	65.0	—	75.0
Deferred income taxes	170.3	—	6.2	76.7	(3.8)	249.4
Prepaid income taxes	23.3	—	—	—	—	23.3
Prepaid expenses and other	4.4	—	24.2	151.0	—	179.6
Assets held for sale	—	—	15.7	—	—	15.7
Total current assets	280.5	1,080.2	327.7	3,959.4	(4,337.3)	1,310.5
Investments in consolidated subsidiaries	11,814.4	—	0.4	—	(11,814.8)	—
Goodwill	—	643.8	—	3,687.6	—	4,331.4
Other intangibles, net	—	—	668.9	1,642.4	—	2,311.3
Net property, plant and equipment	7.6	—	877.3	4,976.9	—	5,861.8
Deferred income taxes	—	246.4	—	—	(246.4)	—
Other assets	103.1	—	13.1	50.8	—	167.0
Total Assets	$12,205.6	$1,970.4	$1,887.4	$14,317.1	$(16,398.5)	$13,982.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$856.0	$—	$—	$10.0	$—	$866.0
Current portion of interest rate swaps	29.0	—	—	—	—	29.0
Accounts payable	1.0	—	83.4	279.3	—	363.7
Affiliates payable, net	2,806.6	—	1,525.0	—	(4,331.6)	—
Advance payments and customer deposits	—	—	74.0	145.6	—	219.6
Accrued dividends	148.9	—	—	—	—	148.9
Accrued taxes	0.2	—	33.6	70.1	0.4	104.3
Accrued interest	107.2	3.9	0.8	1.7	—	113.6
Other current liabilities	42.7	3.8	81.9	198.2	(3.8)	322.8
Total current liabilities	3,991.6	7.7	1,798.7	704.9	(4,335.0)	2,167.9
Long-term debt	6,823.2	1,175.0	—	101.6	—	8,099.8
Deferred income taxes	175.1	—	33.1	1,935.0	(246.4)	1,896.8
Accumulated losses in excess of investments in consolidated subsidiaries	—	5.3	—	—	(5.3)	—
Other liabilities	110.9	3.4	63.1	535.3	—	712.7
Total liabilities	11,100.8	1,191.4	1,894.9	3,276.8	(4,586.7)	12,877.2
Commitments and Contingencies (See Note 13)
Shareholders’ Equity:
Common stock	0.1	—	—	70.3	(70.3)	0.1
Additional paid-in capital	1,098.3	842.0	—	6,918.5	(7,760.5)	1,098.3
Accumulated other comprehensive income	6.4	—	—	50.8	(50.8)	6.4
Accumulated (deficit) retained earnings	—	(63.0)	(7.5)	4,000.7	(3,930.2)	—
Total shareholders’ equity	1,104.8	779.0	(7.5)	11,040.3	(11,811.8)	1,104.8
Total Liabilities and Shareholders’ Equity	$12,205.6	$1,970.4	$1,887.4	$14,317.1	$(16,398.5)	$13,982.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$241.3	$(99.3)	$(73.7)	$608.4	$(435.4)	$241.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	397.3	944.2	—	1,341.5
Provision for doubtful accounts	—	—	17.7	45.8	—	63.5
Equity in (earnings) losses from subsidiaries	(500.0)	66.4	0.2	(0.3)	433.7	—
Share-based compensation expense	—	—	16.6	28.3	—	44.9
Pension income	—	—	—	(115.3)	—	(115.3)
Deferred income taxes	36.2	27.4	(24.4)	95.6	—	134.8
Unamortized net discount (premium) on retired debt	3.1	(41.2)	—	—	—	(38.1)
Amortization of unrealized losses on de-designated interest rate swaps	35.9	—	—	—	—	35.9
Gain from sale of software business	—	—	(14.4)	—	—	(14.4)
Plan curtailment and other, net	27.5	(8.0)	(3.2)	(32.1)	—	(15.8)
Changes in operating assets and liabilities, net	(24.1)	(1.3)	(62.6)	(70.5)	—	(158.5)
Net cash (used in) provided from operations	(180.1)	(56.0)	253.5	1,504.1	(1.7)	1,519.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(161.2)	(679.8)	—	(841.0)
Broadband network expansion funded by stimulus grants	—	—	—	(36.1)	—	(36.1)
Changes in restricted cash	15.3	—	1.5	—	—	16.8
Grant funds received for broadband stimulus projects	68.0	—	—	—	—	68.0
Grant funds received from Connect America Fund	—	—	—	60.7	—	60.7
Disposition of software business	—	—	30.0	—	—	30.0
Other, net	—	—	—	(6.0)	—	(6.0)
Net cash provided from (used in) investing activities	83.3	—	(129.7)	(661.2)	—	(707.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	—	—	—	—	(444.6)
Distributions to Windstream Holdings	(0.4)	—	(149.0)	—	—	(149.4)
Repayment of debt and swaps	(4,500.9)	(650.0)	—	(10.1)	—	(5,161.0)
Proceeds of debt issuance	4,919.6	—	—	—	—	4,919.6
Debt issuance costs	(30.0)	—	—	—	—	(30.0)
Intercompany transactions, net	116.0	706.0	21.4	(845.1)	1.7	—
Payment under capital lease obligations	—	—	(14.9)	(9.0)	—	(23.9)
Other, net	(6.7)	—	—	—	—	(6.7)
Net cash provided from (used in) financing activities	53.0	56.0	(142.5)	(864.2)	1.7	(896.0)
Decrease in cash and cash equivalents	(43.8)	—	(18.7)	(21.3)	—	(83.8)
Cash and Cash Equivalents:
Beginning of period	57.5	—	26.5	48.0	—	132.0
End of period	$13.7	$—	$7.8	$26.7	$—	$48.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2012
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$168.0	$(58.2)	$(4.2)	$468.5	$(406.1)	$168.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	371.6	926.0	—	1,297.6
Provision for doubtful accounts	—	—	11.5	47.9	—	59.4
Equity in (earnings) losses from subsidiaries	(404.9)	6.7	(6.3)	0.5	404.0	—
Share-based compensation expense	—	—	10.9	32.3	—	43.2
Pension expense	—	—	—	67.4	—	67.4
Deferred income taxes	54.6	27.8	34.7	(38.1)	—	79.0
Unamortized net premium on retired debt	—	(16.2)	—	—	—	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	45.4	—	—	—	—	45.4
Plan curtailment and other, net	22.3	(20.5)	0.3	(27.8)	—	(25.7)
Changes in operating assets and liabilities, net	275.3	(41.2)	(143.1)	(31.5)	—	59.5
Net cash provided from (used in) operations	160.7	(101.6)	275.4	1,445.2	(2.1)	1,777.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(208.5)	(892.7)	—	(1,101.2)
Broadband network expansion funded by stimulus grants	—	—	—	(105.4)	—	(105.4)
Changes in restricted cash	(13.2)	—	8.4	—	—	(4.8)
Grant funds received for broadband stimulus projects	45.7	—	—	—	—	45.7
Disposition of wireless assets	—	—	—	57.0	—	57.0
Disposition of energy business	—	—	6.1	—	—	6.1
Other, net	—	—	(1.9)	2.8	—	0.9
Net cash used in (provided from) investing activities	32.5	—	(195.9)	(938.3)	—	(1,101.7)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(588.0)	—	—	—	—	(588.0)
Repayment of debt and swaps	(1,744.4)	(300.0)	—	(10.1)	—	(2,054.5)
Proceeds of debt issuance	1,910.0	—	—	—	—	1,910.0
Debt issuance costs	(19.1)	—	—	—	—	(19.1)
Intercompany transactions, net	189.7	401.6	(97.3)	(496.1)	2.1	—
Payment under capital lease obligations	—	—	(19.2)	(0.8)	—	(20.0)
Other, net	0.7	—	—	—	—	0.7
Net cash (used in) provided from financing activities	(251.1)	101.6	(116.5)	(507.0)	2.1	(770.9)
Decrease in cash and cash equivalents	(57.9)	—	(37.0)	(0.1)	—	(95.0)
Cash and Cash Equivalents:
Beginning of period	115.4	—	63.5	48.1	—	227.0
End of period	$57.5	$—	$26.5	$48.0	$—	$132.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2011
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$169.5	$(4.7)	$(3.3)	$483.1	$(475.1)	$169.5
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	—	—	28.8	818.7	—	847.5
Provision for doubtful accounts	—	—	1.4	47.1	—	48.5
Equity in (earnings) losses from subsidiaries	(477.7)	(1.4)	5.9	(1.9)	475.1	—
Share-based compensation expense	—	—	0.2	23.9	—	24.1
Pension expense	—	—	—	166.8	—	166.8
Deferred income taxes	10.3	—	(8.3)	171.8	—	173.8
Unamortized net discount on retired debt	21.2	—	—	—	—	21.2
Amortization of unrealized losses on de-designated interest rate swaps	49.0	—	—	—	—	49.0
Plan curtailment and other, net	18.6	(2.2)	—	(19.5)	—	(3.1)
Changes in operating assets and liabilities, net	(316.2)	(13.6)	(39.4)	100.7	—	(268.5)
Net cash (used in) provided from operations	(525.3)	(21.9)	(14.7)	1,790.7	—	1,228.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(9.0)	(693.0)	—	(702.0)
Broadband network expansion funded by stimulus grants	—	—	—	(21.7)	—	(21.7)
Cash acquired from PAETEC	—	—	71.4	—	—	71.4
Changes in restricted cash	(11.9)	—	—	—	—	(11.9)
Grant funds received for broadband stimulus projects	4.0	—	—	—	—	4.0
Other, net	1.8	0.6	(0.8)	6.4	—	8.0
Net cash (used in) provided from investing activities	(6.1)	0.6	61.6	(708.3)	—	(652.2)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(509.6)	—	—	—	—	(509.6)
Repayment of debt and swaps	(4,670.7)	(99.5)	—	(10.1)	—	(4,780.3)
Proceeds of debt issuance	4,922.0	—	—	—	—	4,922.0
Debt issuance costs	(30.6)	—	—	—	—	(30.6)
Intercompany transactions, net	933.3	120.8	16.6	(1,070.7)	—	—
Payment under capital lease obligations	—	—	—	(0.8)	—	(0.8)
Other, net	(1.7)	—	—	9.1	—	7.4
Net cash provided from (used in) financing activities	642.7	21.3	16.6	(1,072.5)	—	(391.9)
Increase in cash and cash equivalents	111.3	—	63.5	9.9	—	184.7
Cash and Cash Equivalents:
Beginning of period	4.1	—	—	38.2	—	42.3
End of period	$115.4	$—	$63.5	$48.1	$—	$227.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Discontinued Operations:

On December 5, 2013, we completed the sale of Pinnacle, a software business acquired as part of the PAETEC acquisition, for $30.0 million in cash. Pinnacle provided comprehensive solutions for supporting the full lifecycle of information technology and telecommunications services. On June 15, 2012, we completed for $6.1 million in cash the sale of the energy business also acquired as part of the PAETEC acquisition, which sold electricity to business and residential customers, primarily in certain geographic regions in New York state, as a competitive electricity supplier. There was no gain or loss realized on the sale of the energy business.

The following table summarizes the results of the software and energy businesses which have been separately presented as discontinued operations in the accompanying consolidated statements of income for the years ended December 31:

(Millions)	2013	2012	2011
Revenues and sales	$16.9	$29.7	$4.2
Operating income from discontinued operations	1.4	3.1	0.5
Gain on sale of discontinued operations	14.4	—	—
Income before tax from discontinued operations	15.8	3.1	0.5
Income tax expense	9.8	2.2	—
Net income from discontinued operations	$6.0	$0.9	$0.5

The following table summarizes the assets and liabilities of the software business that are classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2012:

(Millions)
Current assets	$5.3
Goodwill	9.5
Other assets	0.9
Total assets held for sale	$15.7
Current liabilities	$4.5
Total liabilities related to assets held for sale	$4.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Quarterly Financial Information – (Unaudited):

	For the Year Ended December 31, 2013
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,988.1	$1,491.3	$1,498.6	$1,501.7	$1,496.5
Operating income	$1,009.0	$326.5	$219.6	$227.0	$235.9
Net income	$241.0	$118.4	$30.6	$39.7	$52.3
Basic and diluted earnings per share: (a)
Net income	$.40	$.20	$.05	$.06	$.09

	For the Year Ended December 31, 2012
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$6,139.5	$1,534.1	$1,541.0	$1,530.3	$1,534.1
Operating income	$883.9	$171.2	$235.8	$232.5	$244.4
Net income	$168.0	$10.1	$46.6	$50.9	$60.4
Basic and diluted earnings per share: (a)
Net income	$.28	$.02	$.08	$.09	$.10

(a)
Quarterly earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters compared to the weighted-average common shares for the year.

Significant events affecting our historical operating trends in the quarterly periods were as follows:

•
As discussed in Note 8, we recognize actuarial gains and losses for pension benefits as a component of net periodic benefit (income) expense in the fourth quarter of each year, unless an earlier measurement date is required. Results of operations for the fourth quarter of 2013 and 2012 include pretax actuarial (gains) and losses related to pension benefits of $(110.4) million and $72.5 million or an after-tax (benefit) charge of $(71.1) million and $42.4 million, respectively.

17. Subsequent Events:

On February 12, 2014, we declared a dividend of 25 cents per share on our common stock, which is payable on April 15, 2014 to shareholders of record on March 31, 2014.

On February 21, 2014, we announced that we are reducing our workforce to increase operational efficiency. As a result, we expect to eliminate approximately 400 positions by March 3, 2014, with about 175 of the eliminated positions resulting from a voluntary separation initiative. We anticipate incurring pre-tax restructuring charges of approximately $9.0 million to $10.0 million during the first quarter of 2014, primarily associated with severance and other related costs. The workforce reduction is expected to result in annualized savings of approximately $20.0 million.