Form 10-Q
period 2014-03-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM CORP
filed 2014-05-08
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 30, 2014, 602,659,992 shares of common stock of Windstream Holdings, Inc. and 1,000 shares of common stock of Windstream Corporation were outstanding. All of Windstream Corporation’s outstanding common stock, for which there is no trading market, is held by Windstream Holdings, Inc.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Windstream Holdings, Inc. and Windstream Corporation. Windstream Corporation is a direct, wholly-owned subsidiary of Windstream Holdings, Inc. Accordingly, Windstream Corporation meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, the use of the terms "Windstream," "we," "us" or "our" shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term "Windstream Corp." shall refer to Windstream Corporation and its subsidiaries.

The Exhibit Index is located on page 64.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2014	2013
Revenues and sales:
Service revenues:
Business	$910.0	$915.7
Consumer	313.0	326.9
Wholesale	141.7	151.9
Other	55.0	56.8
Total service revenues	1,419.7	1,451.3
Product sales	45.2	45.2
Total revenues and sales	1,464.9	1,496.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	644.6	641.2
Cost of products sold	41.1	42.6
Selling, general and administrative	252.2	237.5
Depreciation and amortization	338.9	329.3
Merger and integration costs	7.4	5.1
Restructuring charges	12.9	4.9
Total costs and expenses	1,297.1	1,260.6
Operating income	167.8	235.9
Other income, net	0.9	2.3
Loss on early extinguishment of debt	—	(13.8)
Interest expense	(141.9)	(168.9)
Income from continuing operations before income taxes	26.8	55.5
Income taxes	10.8	3.5
Income from continuing operations	16.0	52.0
Discontinued operations	—	0.3
Net income	$16.0	$52.3
Basic and diluted earnings per share:
From continuing operations	$.02	$.09
From discontinued operations	—	—
Net income	$.02	$.09

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2014	2013
Net income	$16.0	$52.3
Other comprehensive loss:
Interest rate swaps:
Changes in designated interest rate swaps	(6.9)	(0.5)
Amortization of unrealized losses on de-designated interest rate swaps	4.2	13.2
Income tax benefit (expense)	1.0	(4.8)
Unrealized holding (loss) gain on interest rate swaps	(1.7)	7.9
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	(0.8)	—
Plan curtailment	(9.5)	(19.8)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.7
Amortization of prior service credits	(1.7)	(2.8)
Income tax benefit	4.5	8.3
Change in postretirement and pension plans	(7.5)	(13.6)
Other comprehensive loss	(9.2)	(5.7)
Comprehensive income	$6.8	$46.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$70.0	$48.2
Restricted cash	10.6	9.7
Accounts receivable (less allowance for doubtful
accounts of $38.4 and $40.0, respectively)	632.7	635.3
Inventories	70.4	67.7
Deferred income taxes	167.5	241.5
Prepaid income taxes	24.1	29.7
Prepaid expenses and other	168.1	152.7
Total current assets	1,143.4	1,184.8
Goodwill	4,331.4	4,331.4
Other intangibles, net	1,954.5	2,020.1
Net property, plant and equipment	5,610.1	5,702.6
Other assets	200.4	205.7
Total Assets	$13,239.8	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$88.7	$85.0
Current portion of interest rate swaps	30.8	30.0
Accounts payable	355.9	385.9
Advance payments and customer deposits	222.0	223.5
Accrued dividends	151.9	151.1
Accrued taxes	89.0	104.2
Accrued interest	170.1	103.5
Other current liabilities	319.2	362.4
Total current liabilities	1,427.6	1,445.6
Long-term debt	8,617.6	8,622.2
Deferred income taxes	1,968.0	2,038.3
Other liabilities	503.9	498.3
Total liabilities	12,517.1	12,604.4
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
602.7 and 596.2 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	703.3	811.6
Accumulated other comprehensive income	19.3	28.5
Retained earnings	—	—
Total shareholders’ equity	722.7	840.2
Total Liabilities and Shareholders’ Equity	$13,239.8	$13,444.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2014	2013
Cash Provided from Operations:
Net income	$16.0	$52.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	338.9	329.5
Provision for doubtful accounts	12.3	16.1
Share-based compensation expense	13.7	12.4
Deferred income taxes	9.3	26.9
Unamortized net premium on retired debt	—	(38.7)
Amortization of unrealized losses on de-designated interest rate swaps	4.2	13.2
Plan curtailment and other, net	(4.9)	(22.6)
Changes in operating assets and liabilities, net
Accounts receivable	(9.7)	3.9
Prepaid income taxes	5.6	(3.3)
Prepaid expenses and other	(20.1)	(25.6)
Accounts payable	(46.1)	(69.2)
Accrued interest	66.0	47.2
Accrued taxes	(15.2)	(8.1)
Other current liabilities	(32.4)	(31.6)
Other liabilities	(3.3)	(16.1)
Other, net	(14.5)	18.3
Net cash provided from operations	319.8	304.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(153.0)	(243.5)
Broadband network expansion funded by stimulus grants	(7.1)	(11.9)
Changes in restricted cash	(0.9)	7.6
Grant funds received for broadband stimulus projects	11.4	13.3
Grant funds received from Connect America Fund	26.0	—
Net cash used in investing activities	(123.6)	(234.5)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(150.2)	(148.1)
Repayments of debt and swaps	(331.6)	(2,164.9)
Proceeds of debt issuance	325.0	2,195.0
Debt issuance costs	—	(19.6)
Payments under capital lease obligations	(7.8)	(4.0)
Other, net	(9.8)	(6.1)
Net cash used in financing activities	(174.4)	(147.7)
Increase (decrease) in cash and cash equivalents	21.8	(77.6)
Cash and Cash Equivalents:
Beginning of period	48.2	132.0
End of period	$70.0	$54.4
Supplemental Cash Flow Disclosures:
Interest paid	$74.7	$105.2
Income taxes (refunded) paid, net	$(1.0)	$0.5

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$811.7	$28.5	$—	$840.2
Net income	—	—	16.0	16.0
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(7.5)	—	(7.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	2.6	—	2.6
Changes in designated interest rate swaps	—	(4.3)	—	(4.3)
Comprehensive (loss) income	—	(9.2)	16.0	6.8
Share-based compensation expense	6.5	—	—	6.5
Stock options exercised	0.4	—	—	0.4
Stock issued to 401(k) plan (See Note 7)	21.6	—	—	21.6
Stock issued to qualified pension plan (See Note 7)	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(10.3)	—	—	(10.3)
Dividends of $0.25 per share declared to shareholders	(134.8)	—	(16.0)	(150.8)
Balance at March 31, 2014	$703.4	$19.3	$—	$722.7

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2014	2013
Revenues and sales:
Service revenues:
Business	$910.0	$915.7
Consumer	313.0	326.9
Wholesale	141.7	151.9
Other	55.0	56.8
Total service revenues	1,419.7	1,451.3
Product sales	45.2	45.2
Total revenues and sales	1,464.9	1,496.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	644.6	641.2
Cost of products sold	41.1	42.6
Selling, general and administrative	251.7	237.5
Depreciation and amortization	338.9	329.3
Merger and integration costs	7.4	5.1
Restructuring charges	12.9	4.9
Total costs and expenses	1,296.6	1,260.6
Operating income	168.3	235.9
Other income, net	0.9	2.3
Loss on early extinguishment of debt	—	(13.8)
Interest expense	(141.9)	(168.9)
Income from continuing operations before income taxes	27.3	55.5
Income taxes	11.0	3.5
Income from continuing operations	16.3	52.0
Discontinued operations	—	0.3
Net income	$16.3	$52.3

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2014	2013
Net income	$16.3	$52.3
Other comprehensive loss:
Interest rate swaps:
Changes in designated interest rate swaps	(6.9)	(0.5)
Amortization of unrealized losses on de-designated interest rate swaps	4.2	13.2
Income tax benefit (expense)	1.0	(4.8)
Unrealized holding (loss) gain on interest rate swaps	(1.7)	7.9
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	(0.8)	—
Plan curtailment	(9.5)	(19.8)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.7
Amortization of prior service credits	(1.7)	(2.8)
Income tax benefit	4.5	8.3
Change in postretirement and pension plans	(7.5)	(13.6)
Other comprehensive loss	(9.2)	(5.7)
Comprehensive income	$7.1	$46.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except number of shares)	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$70.0	$48.2
Restricted cash	10.6	9.7
Accounts receivable (less allowance for doubtful
accounts of $38.3 and $40.0, respectively)	632.7	635.3
Inventories	70.4	67.7
Deferred income taxes	167.5	241.5
Prepaid income taxes	24.1	29.7
Prepaid expenses and other	168.1	152.7
Total current assets	1,143.4	1,184.8
Goodwill	4,331.4	4,331.4
Other intangibles, net	1,954.5	2,020.1
Net property, plant and equipment	5,610.1	5,702.6
Other assets	200.4	205.7
Total Assets	$13,239.8	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$88.7	$85.0
Current portion of interest rate swaps	30.8	30.0
Accounts payable	355.9	385.9
Payable to Windstream Holdings, Inc.	151.0	150.7
Advance payments and customer deposits	222.0	223.5
Accrued taxes	89.3	104.3
Accrued interest	170.1	103.5
Other current liabilities	319.2	362.4
Total current liabilities	1,427.0	1,445.3
Long-term debt	8,617.6	8,622.2
Deferred income taxes	1,968.0	2,038.3
Other liabilities	503.9	498.3
Total liabilities	12,516.5	12,604.1
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock, 1,000 shares issued and outstanding (See Note 1)	—	—
Additional paid-in capital	704.0	812.0
Accumulated other comprehensive income	19.3	28.5
Retained earnings	—	—
Total shareholders’ equity	723.3	840.5
Total Liabilities and Shareholders’ Equity	$13,239.8	$13,444.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2014	2013
Cash Provided from Operations:
Net income	$16.3	$52.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	338.9	329.5
Provision for doubtful accounts	12.3	16.1
Share-based compensation expense	13.7	12.4
Deferred income taxes	9.3	26.9
Unamortized net premium on retired debt	—	(38.7)
Amortization of unrealized losses on de-designated interest rate swaps	4.2	13.2
Plan curtailment and other, net	(4.9)	(22.6)
Changes in operating assets and liabilities, net
Accounts receivable	(9.7)	3.9
Prepaid income taxes	5.6	(3.3)
Prepaid expenses and other	(20.1)	(25.6)
Accounts payable	(46.1)	(69.2)
Accrued interest	66.0	47.2
Accrued taxes	(15.0)	(8.1)
Other current liabilities	(32.4)	(31.6)
Other liabilities	(3.3)	(16.1)
Other, net	(14.5)	18.3
Net cash provided from operations	320.3	304.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(153.0)	(243.5)
Broadband network expansion funded by stimulus grants	(7.1)	(11.9)
Changes in restricted cash	(0.9)	7.6
Grant funds received for broadband stimulus projects	11.4	13.3
Grant funds received from Connect America Fund	26.0	—
Net cash used in investing activities	(123.6)	(234.5)
Cash Flows from Financing Activities:
Dividends paid to shareholders	—	(148.1)
Distributions to Windstream Holdings, Inc.	(150.7)	—
Repayments of debt and swaps	(331.6)	(2,164.9)
Proceeds of debt issuance	325.0	2,195.0
Debt issuance costs	—	(19.6)
Payments under capital lease obligations	(7.8)	(4.0)
Other, net	(9.8)	(6.1)
Net cash used in financing activities	(174.9)	(147.7)
Increase (decrease) in cash and cash equivalents	21.8	(77.6)
Cash and Cash Equivalents:
Beginning of period	48.2	132.0
End of period	$70.0	$54.4
Supplemental Cash Flow Disclosures:
Interest paid	$74.7	$105.2
Income taxes (refunded) paid, net	$(1.0)	$0.5
See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$812.0	$28.5	$—	$840.5
Net income	—	—	16.3	16.3
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(7.5)	—	(7.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	2.6	—	2.6
Changes in designated interest rate swaps	—	(4.3)	—	(4.3)
Comprehensive (loss) income	—	(9.2)	16.3	7.1
Share-based compensation expense	6.5	—	—	6.5
Stock options exercised	0.4	—	—	0.4
Stock issued to 401(k) plan (See Note 7)	21.6	—	—	21.6
Stock issued to qualified pension plan (See Note 7)	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(10.3)	—	—	(10.3)
Distributions payable to Windstream Holdings, Inc.	(134.5)	—	(16.3)	(150.8)
Balance at March 31, 2014	$704.0	$19.3	$—	$723.3

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

Organizational Structure – Windstream Holdings, Inc. ("Windstream Holdings") is a publicly traded holding company and the parent of Windstream Corporation ("Windstream Corp."). Windstream Holdings common stock trades on the Nasdaq Global Select Market under the ticker symbol "WIN". Windstream Corp. common stock, consisting of 1,000 shares outstanding, all of which are held by Windstream Holdings, does not trade on any stock market. Windstream Corp. and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.’s debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

Description of Business – We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers primarily in rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 118,000 miles, a robust business sales division and 27 data centers offering managed services and cloud computing.

Business service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services to enterprise and small-business customers, and revenues from other carriers for special access circuits and fiber connections. Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. Wholesale service revenues include switched access revenues, Universal Service Fund ("USF") revenues and voice and data services sold on a wholesale basis. Other service revenues include USF surcharge revenues, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 27, 2014.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses incurred directly by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. Earnings per share data has not been presented for Windstream Corp., because that entity has not issued publicly held common stock as defined in U.S. GAAP. Unless otherwise indicated, the note disclosures included herein pertain to both Windstream Holdings and Windstream Corp.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net income or comprehensive income.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Recently Issued Authoritative Guidance

Discontinued Operations – In April 2014, the Financial Accounting Standards Board issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material effect on our consolidated results of operations, financial position or liquidity.

2. Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets has been recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company's reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Prior to performing the two step evaluation, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. Under the qualitative assessment, if an entity determines that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the entity is not required to complete the two step goodwill impairment evaluation.

During the fourth quarter of 2013, in connection with the disposal of our software business and changes in certain management responsibilities, we reassessed our reporting unit structure as of November 30, 2013 and performed a quantitative analysis as of that date. We estimated the fair value of our reporting units using an income approach supplemented with a market approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant's weighted average cost of capital commensurate with the reporting unit's underlying business operations. Results of the income approach were corroborated with estimated fair values derived from a market approach, which primarily included the use of comparable multiples of publicly traded companies operating in businesses similar to ours. We also reconciled the estimated fair value of our reporting units to our total market capitalization. Goodwill was assigned to the reporting units using a relative fair value allocation approach.

As of January 1, 2014, we have three reporting units, excluding corporate-level activities. After considering changes to assumptions used in our most recent quantitative testing completed as of November 30, 2013, including general economic conditions, capital markets, telecommunications industry competition and trends, changes in common stock prices, our results of operations, and the magnitude of the excess of the fair value over the carrying value of each of our reporting units as determined in our most recent quantitative testing, we concluded that is more likely than not that the fair value of our reporting units is not less than their respective carrying values and, therefore, we did not perform a quantitative analysis.

Other intangible assets arising from business combinations are initially recorded at estimated fair value and amortized over the estimated useful lives.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Goodwill and Other Intangible Assets, Continued:

Intangible assets were as follows at:

	March 31, 2014			December 31, 2013
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(211.1)	$1,074.0	$1,285.1	$(200.4)	$1,084.7
Customer lists	1,914.0	(1,046.3)	867.7	1,914.0	(991.9)	922.1
Cable franchise rights	39.8	(27.3)	12.5	39.8	(27.0)	12.8
Other	37.9	(37.6)	0.3	37.9	(37.4)	0.5
Balance	$3,276.8	$(1,322.3)	$1,954.5	$3,276.8	$(1,256.7)	$2,020.1

Intangible asset amortization methodology and useful lives were as follows as of March 31, 2014:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $65.6 million for the three months ended March 31, 2014, as compared to $74.4 million for the same period in 2013. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the twelve month periods ended March 31:

Year	(Millions)
2015	$246.3
2016	213.5
2017	178.0
2018	150.4
2019	123.5
Thereafter	1,042.8
Total	$1,954.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations:

Windstream Holdings has no debt obligations. All debt, including the facility described below, have been incurred by Windstream Corp. and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	March 31, 2014	December 31, 2013
Issued by Windstream Corp.:
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	$376.6	$387.3
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017	273.7	277.5
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020	1,328.2	1,331.6
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	588.5	590.0
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	610.0	590.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	950.0	950.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	700.0
Issued by subsidiaries of Windstream Corp.:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.0	2.0
Debentures and notes, without collateral:
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Premium on long-term debt, net	27.3	28.8
	8,706.3	8,707.2
Less current maturities	(88.7)	(85.0)
Total long-term debt	$8,617.6	$8,622.2

Senior Secured Credit Facility

On January 23, 2013, Windstream Corp. incurred new borrowings of $1,345.0 million under Tranche B4 of the senior secured credit facility due January 23, 2020; the proceeds of which were used to repay $19.5 million of Tranche A2 and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of the senior secured credit facility due in December 2015, plus accrued interest. Debt issuance costs associated with the Tranche B4 borrowings were $11.9 million. Of this amount, $5.7 million was recorded in other assets in the consolidated balance sheet and is amortized into interest expense over the life of the borrowings. The remaining $6.2 million of debt issuance costs were charged to interest expense in the first quarter of 2013 in accordance with debt modification accounting.

Revolving Line of Credit - During the first three months of 2014, Windstream Corp. borrowed an additional $325.0 million under the revolving line of credit in its senior secured credit facility and repaid $305.0 million of these borrowings through March 31, 2014. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $16.8 million, the amount available for borrowing under the revolving line of credit was $623.2 million at March 31, 2014.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

During the first quarter of 2014, the variable interest rate on the revolving line of credit ranged from 2.41 percent to 4.50 percent, and the weighted average rate on amounts outstanding during the period was 2.53 percent. Comparatively, the variable interest rate during the first three months of 2013 and the weighted average rate on amounts outstanding during the period were both 4.50 percent. The revolving line of credit will expire on December 17, 2015.

Debentures and Notes, Without Collateral

2023 Notes - On January 23, 2013, Windstream Corp. completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023, at an issue price at par to yield 6.375 percent ("the 2023 Notes"). Proceeds from the private placement were used to pay the consideration for the tender offer and consent solicitation to purchase for cash any and all of the outstanding $650.0 million 8.875 percent notes, due June 30, 2017 ("PAETEC 2017 Notes"), which were acquired in connection with our acquisition of PAETEC Holding Corp ("PAETEC") in 2011, together with related fees and expenses. Interest on the 2023 Notes is paid semi-annually. Debt issuance costs associated with the new borrowings were $13.9 million, which were recorded in other assets on the balance sheet and are amortized into interest expense over the life of the borrowings.

Debt Compliance

The terms of Windstream Corp.'s credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Corp.'s ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of March 31, 2014, Windstream Corp. was in compliance with all of these covenants.

In addition, certain of Windstream Corp.'s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Corp.'s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp.'s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. Windstream Corp. and its subsidiaries were in compliance with these covenants as of March 31, 2014.

Maturities for long-term debt outstanding as of March 31, 2014, excluding $27.3 million of unamortized net premium, were as follows for each of the twelve month periods ended March 31:

Year	(Millions)
2015	$88.7
2016	702.5
2017	339.9
2018	1,307.0
2019	869.5
Thereafter	5,371.4
Total	$8,679.0

Loss on Early Extinguishment of Debt

During the three month period ended March 31, 2013, Windstream Corp. retired all $650.0 million of the outstanding PAETEC 2017 Notes. As noted above, the PAETEC 2017 Notes were repurchased using proceeds from the issuance of the 2023 Notes. Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and as a result, Windstream Corp. recognized losses on extinguishment of debt of $13.8 million during the three months ended March 31, 2013.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

The loss on early extinguishment of debt was as follows for the three months ended March 31, 2013:

(Millions)
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	$(2.5)
Loss on early extinguishment for senior secured credit facility	(2.5)
PAETEC 2017 Notes:
Premium on early redemption	(51.5)
Third-party fees for early redemption	(1.0)
Unamortized premium on original issuance	41.2
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)
Total loss on early extinguishment of debt	$(13.8)

Capital Lease Obligations

We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other liabilities and other current liabilities. During the three month periods ended March 31, 2014 and 2013, we acquired equipment under capital leases of $0.9 million and $7.0 million, respectively.

Future minimum lease payments under capital lease obligations were as follows for each of the twelve month periods ended March 31:

Year	(Millions)
2015	$32.6
2016	26.3
2017	13.1
2018	2.3
2019	1.0
Thereafter	1.8
Total future payments	77.1
Less: Amounts representing interest	5.8
Present value of minimum lease payments	$71.3

Interest Expense

Interest expense was as follows for the three months ended March 31:

(Millions)	2014	2013
Interest expense related to long-term debt	$134.5	$154.1
Impact of interest rate swaps	7.4	15.9
Interest on capital leases and other	1.1	0.7
Less capitalized interest expense	(1.1)	(1.8)
Total interest expense	$141.9	$168.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives:

Windstream Corp. enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges are recorded as a component of other comprehensive loss in the current period. Any ineffective portion of the hedges is recognized in earnings in the current period.

In 2006, Windstream Corp. entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. Windstream Corp. renegotiated the four interest rate swap agreements on December 3, 2010, and again on August 21, 2012, each time lowering the fixed interest rate paid and extending the maturity. As a result of the August 21, 2012 transaction, Windstream Corp. reduced its fixed interest rate paid from 4.553 percent to 3.391 percent effective October 17, 2012. The fixed interest rate paid includes a component which serves to settle the liability existing on Windstream Corp. swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate ("LIBOR"). The swaps had a notional value of $900.0 million as of March 31, 2014, where it will remain until maturity on October 17, 2019.

On May 31, 2013, Windstream Corp. entered into six new pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in its senior secured credit facility. These swaps have a fixed notional value of $750.0 million and mature on June 17, 2016. The fixed rate paid ranges from 1.026 to 1.040 percent plus a fixed spread of 2.750 percent. The variable rate received resets on the seventeenth day of each month to the one-month LIBOR subject to a minimum rate of 0.750 percent.

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

Set forth below is information related to the interest rate swap agreements:

(Millions, except for percentages)	March 31, 2014	December 31, 2013
Designated portion, measured at fair value:
Other current liabilities	$30.8	$30.0
Other non-current liabilities	$43.3	$41.8
Accumulated other comprehensive income	$21.3	$28.2
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(20.5)	$(24.7)
Weighted average fixed rate paid	3.57%	3.57%
Variable rate received	0.16%	0.16%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other income, net in our consolidated statements of income. There was no ineffectiveness recognized on Windstream Corp.'s cash flow hedges during the first quarter of 2014. Comparatively, we recognized an increase to earnings of $1.2 million related to ineffectiveness of the cash flow hedges for the three month period ended March 31, 2013.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives, Continued:

All or a portion of the change in fair value of Windstream Corp.'s interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Corp. extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps would be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Corp. determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Corp. has assessed the counterparty risk and determined that no substantial risk of default exists as of March 31, 2014. Each counterparty is a bank with a current credit rating at or above A.

Windstream Corp. expects to recognize losses of $9.3 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at March 31, 2014. Payments on the original four swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in the value of these derivative instruments were as follows for the three month periods ended March 31:

(Millions)	2014	2013
Changes in fair value of effective portion, net of tax (a)	$(4.3)	$(0.3)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$2.6	$8.2

(a)	Included as a component of other comprehensive loss and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Corp. were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Corp.'s creditworthiness in an adverse manner, Windstream Corp. may be required to fully collateralize its derivative obligations. At March 31, 2014, Windstream Corp. had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Corp. is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. For financial statement presentation purposes, Windstream Corp. does not offset assets and liabilities under these arrangements.

As of March 31, 2014 and December 31, 2013, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheets. The following table presents the liabilities subject to an enforceable master netting arrangement as of March 31, 2014 and December 31, 2013.

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2014:
Derivatives	$74.1	$74.1	$—	$—	$74.1

December 31, 2013:
Derivatives	$71.8	$71.8	$—	$—	$71.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the three month period ended March 31, 2014 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, income tax receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable, income tax receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of March 31, 2014 or December 31, 2013.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	March 31, 2014	December 31, 2013
Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest rate swap liabilities - Level 2	$74.1	$71.8

Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 1	$3,228.8	$3,738.2
Long-term debt, including current maturities - Level 2	5,826.1	5,270.0
	$9,054.9	$9,008.2

(a)
Recognized at carrying value of $8,706.3 million and $8,707.2 million in long-term debt, including current maturities, in the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Corp.'s own non-performance risk and non-performance risk of the respective counterparties. As of March 31, 2014 and December 31, 2013, the fair values of the interest rate swaps were reduced by $2.6 million to reflect non-performance risk.

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

We do not have any assets or liabilities measured at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three month period ended March 31, 2014.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Commitments and Contingencies:

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

The components of pension benefit income (including provision for executive retirement agreements) were as follows for the three months ended March 31:

	Three Months Ended
(Millions)	2014	2013
Benefits earned during the period	$2.2	$2.7
Interest cost on benefit obligation	14.7	13.1
Expected return on plan assets	(17.2)	(17.0)
Net periodic benefit income	$(0.3)	$(1.2)

The components of postretirement benefits income were as follows for the three months ended March 31 :

	Three Months Ended
(Millions)	2014	2013
Interest cost on benefit obligation	$0.4	$0.4
Amortization of net actuarial loss	—	0.7
Amortization of prior service credit	(1.7)	(2.8)
Plan curtailments	(9.5)	(20.1)
Net periodic benefit income	$(10.8)	$(21.8)

During the first quarter of 2014, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective April 1, 2014. As a result, we remeasured the plan and recognized curtailment gains totaling $9.5 million, of which $5.1 million was recognized in cost of services expenses and $4.4 million was recognized in selling, general and administrative expenses, with the offsetting effect recorded as a reduction in accumulated other comprehensive income of $9.5 million.

During the first quarter of 2013, we also made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective January 1, 2014. As a result, we remeasured the plan and recognized a curtailment gain of $20.1 million, of which $15.4 million was recognized in cost of services expenses and $4.7 million was recognized in selling, general and administrative expenses.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

We contributed $1.0 million to the postretirement plan during the three month period ended March 31, 2014, and expect to contribute an additional $1.6 million for postretirement benefits throughout the remainder of 2014, excluding amounts that will be funded by participant contributions to the plans. On March 7, 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet our 2013 funding requirements. At the time of this contribution, the shares had an appraised value, as determined by a third party valuation firm, of approximately $8.3 million. We expect to make additional contributions of approximately $75.0 million to the Windstream Pension Plan during 2014. Additional contributions will be funded using cash, Windstream common stock or other assets, or a combination thereof.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $7.2 million and $5.7 million in the three month period ended March 31, 2014 and 2013, respectively, related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of income. Expense related to our 2014 matching contribution expected to be made in Windstream stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. Additionally, we contributed 2.7 million shares of our common stock to the plan for the 2013 annual matching contribution during the three month period ended March 31, 2014. At the time of our contribution, the shares had a value of approximately $21.6 million as determined by the plan trustee.

8. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Expenses for IT conversions and other transition activities related to the 2011 acquisition of PAETEC account for the merger and integration costs incurred for the periods presented.

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

On February 21, 2014, we announced a reduction in our workforce to increase operational efficiency. As a result, we eliminated approximately 400 positions on or before March 3, 2014, with about 175 of the eliminated positions resulting from a voluntary separation initiative. In connection with this workforce reduction, we incurred pre-tax restructuring charges of $12.1 million during the first quarter of 2014, primarily consisting of severance and other employee benefit costs.

The following is a summary of the merger, integration and restructuring charges recorded for the three month periods ended March 31:

(Millions)	2014	2013
Merger and integration costs:
Employee related transition costs	$—	$1.7
Information technology conversion costs	7.1	1.4
Rebranding, consulting and other costs	0.3	2.0
Total merger and integration costs	7.4	5.1
Restructuring charges	12.9	4.9
Total merger, integration and restructuring charges	$20.3	$10.0

Merger, integration and restructuring charges decreased net income $14.0 million and $6.3 million for the three months ended March 31, 2014 and 2013, respectively, after giving consideration to tax benefits on deductible items.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with merger, integration and restructuring charges at March 31:

(Millions)	2014
Balance, beginning of period	$14.0
Merger, integration and restructuring charges	20.3
Cash outlays during the period	(19.4)
Balance, end of period	$14.9

As of March 31, 2014, unpaid merger, integration and restructuring liabilities consisted of $1.5 million primarily associated with the restructuring initiatives and $13.4 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

9. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	March 31, 2014	December 31, 2013
Pension and postretirement plans	$18.9	$26.4
Unrealized holding gains (losses) on interest rate swaps:
Designated portion	13.1	17.4
De-designated portion	(12.7)	(15.3)
Accumulated other comprehensive income	$19.3	$28.5

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Gains (Losses) on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2013	$2.1	$26.4	$28.5
Other comprehensive loss before reclassifications	(4.3)	(0.5)	(4.8)
Amounts reclassified from other accumulated comprehensive income (a)	2.6	(7.0)	(4.4)
Balance at March 31, 2014	$0.4	$18.9	$19.3

(a)	See separate table below for details about these reclassifications.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows for the three month periods ended March 31:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	2014	2013		Affected Line Item in the Consolidated Statements of Income
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$4.2	$13.2		Interest expense
	4.2	13.2		Income from continuing operations before income taxes
	(1.6)	(5.0)		Income taxes
	2.6	8.2		Net income
Pension and postretirement plans:
Plan curtailments	(9.5)	(19.8)	(a)
Amortization of net actuarial loss	—	0.7	(a)
Amortization of prior service credits	(1.7)	(2.8)	(a)
	(11.2)	(21.9)		Income from continuing operations before income taxes
	4.2	8.3		Income taxes
	(7.0)	(13.6)		Net income
Total reclassifications for the period, net of tax	$(4.4)	$(5.4)		Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit income. See Note 7 for additional details.

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

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. As of March 31, 2014, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Options and warrants granted in conjunction with the acquisition of PAETEC are included in the computation of dilutive earnings per share using the treasury stock method.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Earnings per Share, Continued:

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three month periods ended March 31:

(Millions, except per share amounts)	2014	2013
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$16.0	$52.0
Income from continuing operations allocable to participating securities	(1.3)	(1.1)
Adjusted income from continuing operations attributable to common shares	14.7	50.9
Income from discontinued operations	—	0.3
Income from discontinued operations allocable to participating securities	—	—
Adjusted income from discontinued operations attributable to common shares	—	0.3
Net income attributable to common shares	$14.7	$51.2

Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	597.8	590.4
Weighted average participating securities	(3.7)	(3.8)
Weighted average shares outstanding for basic earnings per share	594.1	586.6
Diluted shares outstanding
Weighted average shares outstanding for basic earnings per share	594.1	586.6
Effect of dilutive stock options	0.1	0.4
Weighted average shares outstanding for diluted earnings per share	594.2	587.0
Basic and diluted earnings per share:
From continuing operations	$.02	$.09
From discontinued operations	—	—
Net income	$.02	$.09

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled 0.9 million and 1.0 million shares for the three month periods ended March 31, 2014 and 2013, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the "Incentive Plan"), we may issue a maximum of 20.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. Restricted stock, restricted stock units and stock appreciation rights were limited to 18.5 million of the total awards issuable under the Incentive Plan. As of March 31, 2014, the Incentive Plan had remaining capacity of 2.0 million awards, of which 0.5 million were issuable in the form of restricted stock, restricted stock units or stock appreciation rights. As of March 31, 2014, we had additional remaining capacity of 1.8 million awards from a similar equity incentive plan acquired in the PAETEC acquisition.

On March 6, 2014, our Board of Directors approved grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to these employee and director groups as a key component of their annual incentive compensation plan. Each recipient of the performance based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor's 500 Stock Index, over a three-year period. The operating targets for the first vesting period for these performance based restricted stock units grant were approved by the Board of Directors in March 2014.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued during the three month period ended March 31, 2014, were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	2,848.5
Vest ratably over a two-year service period	18.3
Vest variably over a three-year service period	12.2
Vest contingently over a three-year performance period	1,176.3
Vest one year from date of grant, service based (a)	97.8
Vest three years from date of grant, service based	12.2
Total granted	4,165.3
Grant date fair value (Millions)	$34.1

(a)	Represents restricted stock granted to non-employee directors.

Restricted stock and restricted stock unit activity for the three month period ended March 31, 2014 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2013	5,259.5	$10.75
Granted	4,165.3	$8.18
Vested	(2,181.0)	$11.30
Forfeited	(120.8)	$9.84
Non-vested at March 31, 2014	7,123.0	$8.90

At March 31, 2014, unrecognized compensation expense totaled $63.5 million and is expected to be recognized over the weighted average vesting period of 1.9 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. Share-based compensation expense for restricted stock and restricted stock units was $6.5 million and $6.7 million for the three months ended March 31, 2014 and 2013, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 7.875 percent senior notes due November 1, 2017, the 8.125 percent senior notes due September 1, 2018, the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023 and the 6.375 percent senior notes due August 1, 2023 ("the guaranteed notes"), certain of Windstream Corp.'s wholly-owned subsidiaries (the "Guarantors"), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facility of Windstream Corp. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Corp. The remaining subsidiaries of Windstream Corp. (the "Non-Guarantors") are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. Windstream Holdings is not a guarantor of any Windstream Corp. debt instruments.

Upon completing an internal legal entity restructuring, as of January 1, 2014, certain of Windstream Corp.’s guarantor and non-guarantor subsidiaries were merged with and into Windstream Corp. Prior period information has been revised to reflect the change in our legal entity structure.

The following information presents condensed consolidated and combined statements of comprehensive income for the three months ended March 31, 2014 and 2013, condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, and condensed consolidated and combined statements of cash flows for the three month periods ended March 31, 2014 and 2013 of Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$259.6	$1,164.3	$(4.2)	$1,419.7
Product sales	—	10.0	35.2	—	45.2
Total revenues and sales	—	269.6	1,199.5	(4.2)	1,464.9
Costs and expenses:
Cost of services	—	88.6	559.2	(3.2)	644.6
Cost of products sold	—	9.5	31.6	—	41.1
Selling, general and administrative	—	22.9	229.8	(1.0)	251.7
Depreciation and amortization	5.6	74.2	259.1	—	338.9
Merger and integration costs	—	—	7.4	—	7.4
Restructuring charges	—	2.2	10.7	—	12.9
Total costs and expenses	5.6	197.4	1,097.8	(4.2)	1,296.6
Operating (loss) income	(5.6)	72.2	101.7	—	168.3
Earnings from consolidated subsidiaries	80.1	12.3	0.6	(93.0)	—
Other income (expense), net	0.5	41.4	(41.0)	—	0.9
Intercompany interest income (expense)	31.6	(13.8)	(17.8)	—	—
Interest expense	(130.7)	(1.5)	(9.7)	—	(141.9)
(Loss) income before income taxes	(24.1)	110.6	33.8	(93.0)	27.3
Income tax (benefit) expense	(40.4)	38.0	13.4	—	11.0
Net income	$16.3	$72.6	$20.4	$(93.0)	$16.3
Comprehensive income	$7.1	$72.6	$20.4	$(93.0)	$7.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$267.5	$1,192.2	$(8.4)	$1,451.3
Product sales	—	14.3	30.9	—	45.2
Total revenues and sales	—	281.8	1,223.1	(8.4)	1,496.5
Costs and expenses:
Cost of services	—	88.3	559.3	(6.4)	641.2
Cost of products sold	—	14.8	27.8	—	42.6
Selling, general and administrative	—	18.0	221.5	(2.0)	237.5
Depreciation and amortization	6.5	72.4	250.4	—	329.3
Merger and integration costs	—	—	5.1	—	5.1
Restructuring charges	—	0.9	4.0	—	4.9
Total costs and expenses	6.5	194.4	1,068.1	(8.4)	1,260.6
Operating (loss) income	(6.5)	87.4	155.0	—	235.9
Earnings from consolidated subsidiaries	130.6	11.9	0.4	(142.9)	—
Other income (expense), net	2.1	65.7	(65.5)	—	2.3
Loss on early extinguishment of debt	(2.5)	—	(11.3)	—	(13.8)
Intercompany interest income (expense)	35.3	(16.3)	(19.0)	—	—
Interest expense	(155.6)	(1.7)	(11.6)	—	(168.9)
Income from continuing operations before income taxes	3.4	147.0	48.0	(142.9)	55.5
Income tax (benefit) expense	(48.9)	51.9	0.5	—	3.5
Income from continuing operations	52.3	95.1	47.5	(142.9)	52.0
Discontinued operations	—	—	0.3	—	0.3
Net income	$52.3	$95.1	$47.8	$(142.9)	$52.3
Comprehensive income	$46.6	$95.1	$47.8	$(142.9)	$46.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of March 31, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$20.8	$2.0	$47.2	$—	$70.0
Restricted cash	10.6	—	—	—	10.6
Accounts receivable (less allowance for doubtful accounts of $38.3)	0.5	116.5	515.7	—	632.7
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	827.7	1,851.2	(2,678.9)	—
Inventories	—	46.1	24.3	—	70.4
Deferred income taxes	128.9	10.4	28.2	—	167.5
Prepaid income taxes	24.1	—	—	—	24.1
Prepaid expenses and other	6.1	20.7	141.3	—	168.1
Total current assets	191.0	1,028.2	2,607.9	(2,683.7)	1,143.4
Investments in consolidated subsidiaries	10,077.7	947.3	288.5	(11,313.5)	—
Notes receivable - affiliate	—	320.4	—	(320.4)	—
Goodwill	1,649.5	825.6	1,856.3	—	4,331.4
Other intangibles, net	630.6	386.6	937.3	—	1,954.5
Net property, plant and equipment	10.2	1,320.3	4,279.6	—	5,610.1
Other assets	116.4	15.4	68.6	—	200.4
Total Assets	$12,675.4	$4,843.8	$10,038.2	$(14,317.6)	$13,239.8
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$88.6	$—	$0.1	$—	$88.7
Current portion of interest rate swaps	30.8	—	—	—	30.8
Accounts payable	6.5	52.2	297.2	—	355.9
Affiliates payable, net	2,829.9	—	—	(2,678.9)	151.0
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	17.3	204.7	—	222.0
Accrued taxes	0.2	22.0	67.1	—	89.3
Accrued interest	149.2	3.6	17.3	—	170.1
Other current liabilities	45.4	12.9	260.9	—	319.2
Total current liabilities	3,150.6	108.0	852.1	(2,683.7)	1,427.0
Long-term debt	8,042.0	99.6	476.0	—	8,617.6
Notes payable - affiliate	—	—	320.4	(320.4)	—
Deferred income taxes	696.9	420.0	851.1	—	1,968.0
Other liabilities	62.6	28.3	413.0	—	503.9
Total liabilities	11,952.1	655.9	2,912.6	(3,004.1)	12,516.5
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	704.0	3,795.0	3,979.3	(7,774.3)	704.0
Accumulated other comprehensive income	19.3	—	18.9	(18.9)	19.3
Retained earnings	—	353.5	3,045.5	(3,399.0)	—
Total shareholders’ equity	723.3	4,187.9	7,125.6	(11,313.5)	723.3
Total Liabilities and Shareholders’ Equity	$12,675.4	$4,843.8	$10,038.2	$(14,317.6)	$13,239.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13.7	$0.7	$33.8	$—	$48.2
Restricted cash	9.7	—	—	—	9.7
Accounts receivable (less allowance for doubtful accounts of $40.0)	—	117.4	517.9	—	635.3
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	743.7	1,864.5	(2,608.2)	—
Inventories	—	49.8	17.9	—	67.7
Deferred income taxes	202.1	10.5	28.9	—	241.5
Prepaid income taxes	29.7	—	—	—	29.7
Prepaid expenses and other	5.6	20.8	126.3	—	152.7
Total current assets	260.8	947.7	2,589.3	(2,613.0)	1,184.8
Investments in consolidated subsidiaries	9,997.5	936.7	291.1	(11,225.3)	—
Notes receivable - affiliate	—	321.3	—	(321.3)	—
Goodwill	1,649.5	825.6	1,856.3	—	4,331.4
Other intangibles, net	645.0	397.6	977.5	—	2,020.1
Net property, plant and equipment	10.2	1,350.9	4,341.5	—	5,702.6
Other assets	120.3	14.8	70.6	—	205.7
Total Assets	$12,683.3	$4,794.6	$10,126.3	$(14,159.6)	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$84.9	$—	$0.1	$—	$85.0
Current portion of interest rate swaps	30.0	—	—	—	30.0
Accounts payable	5.0	54.8	326.1	—	385.9
Affiliates payable, net	2,758.9	—	—	(2,608.2)	150.7
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	17.4	206.1	—	223.5
Accrued taxes	0.2	33.8	70.3	—	104.3
Accrued interest	95.4	1.8	6.3	—	103.5
Other current liabilities	38.1	17.2	307.1	—	362.4
Total current liabilities	3,012.5	125.0	920.8	(2,613.0)	1,445.3
Long-term debt	8,044.9	99.6	477.7	—	8,622.2
Notes payable - affiliate	—	—	321.3	(321.3)	—
Deferred income taxes	724.7	421.7	891.9	—	2,038.3
Other liabilities	60.7	28.8	408.8	—	498.3
Total liabilities	11,842.8	675.1	3,020.5	(2,934.3)	12,604.1
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	812.0	3,657.5	3,978.8	(7,636.3)	812.0
Accumulated other comprehensive income	28.5	—	26.3	(26.3)	28.5
Retained earnings	—	422.6	3,018.8	(3,441.4)	—
Total shareholders’ equity	840.5	4,119.5	7,105.8	(11,225.3)	840.5
Total Liabilities and Shareholders’ Equity	$12,683.3	$4,794.6	$10,126.3	$(14,159.6)	$13,444.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$16.3	$72.6	$20.4	$(93.0)	$16.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	5.6	74.2	259.1	—	338.9
Provision for doubtful accounts	—	1.9	10.4	—	12.3
Equity in earnings from subsidiaries	(80.1)	(12.3)	(0.6)	93.0	—
Share-based compensation expense	—	2.0	11.7	—	13.7
Deferred income taxes	46.5	(1.7)	(35.5)	—	9.3
Amortization of unrealized losses on de-designated interest rate swaps	4.2	—	—	—	4.2
Plan curtailment and other, net	7.4	(5.1)	(7.2)	—	(4.9)
Changes in operating assets and liabilities, net	66.8	(28.1)	(108.2)	—	(69.5)
Net cash provided from operations	66.7	103.5	150.1	—	320.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.4)	(10.1)	(142.5)	—	(153.0)
Broadband network expansion funded by stimulus grants	—	(0.3)	(6.8)	—	(7.1)
Changes in restricted cash	(0.9)	—	—	—	(0.9)
Grant funds received for broadband stimulus projects	11.4	—	—	—	11.4
Grant funds received from Connect America Fund	—	9.4	16.6	—	26.0
Net cash provided from (used in) investing activities	10.1	(1.0)	(132.7)	—	(123.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings	(9.7)	—	(141.0)	—	(150.7)
Repayments of debt and swaps	(331.6)	—	—	—	(331.6)
Proceeds of debt issuance	325.0	—	—	—	325.0
Intercompany transactions, net	(43.6)	(102.1)	145.7	—	—
Payments under capital lease obligations	—	—	(7.8)	—	(7.8)
Other, net	(9.8)	0.9	(0.9)	—	(9.8)
Net cash used in financing activities	(69.7)	(101.2)	(4.0)	—	(174.9)
Increase in cash and cash equivalents	7.1	1.3	13.4	—	21.8
Cash and Cash Equivalents:
Beginning of period	13.7	0.7	33.8	—	48.2
End of period	$20.8	$2.0	$47.2	$—	$70.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income	$52.3	$95.1	$47.8	$(142.9)	$52.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	6.5	72.4	250.6	—	329.5
Provision for doubtful accounts	—	2.4	13.7	—	16.1
Equity in earnings from subsidiaries	(130.6)	(11.9)	(0.4)	142.9	—
Share-based compensation expense	—	1.7	10.7	—	12.4
Deferred income taxes	1.8	1.5	23.6	—	26.9
Unamortized net discount (premium) on retired debt	2.5	—	(41.2)	—	(38.7)
Amortization of unrealized losses on de-designated interest rate swaps	13.2	—	—	—	13.2
Plan curtailment and other, net	3.5	(4.8)	(21.3)	—	(22.6)
Changes in operating assets and liabilities, net	45.1	(1.1)	(128.5)	—	(84.5)
Net cash (used in) provided from operations	(5.7)	155.3	155.0	—	304.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(43.3)	(200.2)	—	(243.5)
Broadband network expansion funded by stimulus grants	—	(1.3)	(10.6)	—	(11.9)
Changes in restricted cash	6.1	—	1.5	—	7.6
Grant funds received for broadband stimulus projects	13.3	—	—	—	13.3
Net cash provided from (used in) investing activities	19.4	(44.6)	(209.3)	—	(234.5)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(148.1)	—	—	—	(148.1)
Repayments of debt and swaps	(1,514.9)	—	(650.0)	—	(2,164.9)
Proceeds of debt issuance	2,195.0	—	—	—	2,195.0
Debt issuance costs	(19.6)	—	—	—	(19.6)
Intercompany transactions, net	(573.7)	(111.7)	685.4	—	—
Payments under capital lease obligations	—	—	(4.0)	—	(4.0)
Other, net	(6.1)	0.9	(0.9)	—	(6.1)
Net cash (used in) provided from financing activities	(67.4)	(110.8)	30.5	—	(147.7)
Decrease in cash and cash equivalents	(53.7)	(0.1)	(23.8)	—	(77.6)
Cash and Cash Equivalents:
Beginning of period	57.5	1.1	73.4	—	132.0
End of period	$3.8	$1.0	$49.6	$—	$54.4

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

Upon completing an internal legal entity restructuring, as of January 1, 2014, certain of Windstream Corp.’s guarantor and non-guarantor subsidiaries were merged with and into Windstream Corp. Prior period information has been revised to reflect the change in our legal entity structure.

The following information presents condensed consolidated and combined statements of income for the three months ended March 31, 2014 and 2013, condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, condensed consolidated and combined statements of cash flows for the three months ended March 31, 2014 and 2013 of Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$486.5	$934.4	$(1.2)	$1,419.7
Product sales	—	—	30.5	14.4	0.3	45.2
Total revenues and sales	—	—	517.0	948.8	(0.9)	1,464.9
Costs and expenses:
Cost of services	—	—	292.2	353.2	(0.8)	644.6
Cost of products sold	—	—	27.8	13.0	0.3	41.1
Selling, general and administrative	—	—	138.9	113.2	(0.4)	251.7
Depreciation and amortization	5.6	—	101.8	231.5	—	338.9
Merger and integration costs	—	—	—	7.4	—	7.4
Restructuring charges	—	—	4.4	8.5	—	12.9
Total costs and expenses	5.6	—	565.1	726.8	(0.9)	1,296.6
Operating (loss) income	(5.6)	—	(48.1)	222.0	—	168.3
Earnings (losses) from consolidated subsidiaries	80.1	(25.7)	(0.1)	0.1	(54.4)	—
Other income, net	0.5	—	0.3	0.1	—	0.9
Intercompany interest income (expense)	31.6	—	—	(31.6)	—	—
Interest (expense) income	(130.7)	(9.6)	0.1	(1.7)	—	(141.9)
(Loss) income before income taxes	(24.1)	(35.3)	(47.8)	188.9	(54.4)	27.3
Income tax (benefit) expense	(40.4)	(3.7)	(18.4)	73.5	—	11.0
Net income (loss)	$16.3	$(31.6)	$(29.4)	$115.4	$(54.4)	$16.3
Comprehensive income (loss)	$7.1	$(31.6)	$(29.4)	$115.4	$(54.4)	$7.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$480.5	$972.3	$(1.5)	$1,451.3
Product sales	—	—	27.1	18.5	(0.4)	45.2
Total revenues and sales	—	—	507.6	990.8	(1.9)	1,496.5
Costs and expenses:
Cost of services	—	—	289.3	352.7	(0.8)	641.2
Cost of products sold	—	—	23.1	19.9	(0.4)	42.6
Selling, general and administrative	—	—	133.1	105.1	(0.7)	237.5
Depreciation and amortization	6.5	—	95.5	227.3	—	329.3
Merger and integration costs	—	—	—	5.1	—	5.1
Restructuring charges	—	—	1.6	3.3	—	4.9
Total costs and expenses	6.5	—	542.6	713.4	(1.9)	1,260.6
Operating (loss) income	(6.5)	—	(35.0)	277.4	—	235.9
Earnings (losses) from consolidated subsidiaries	130.6	(18.7)	—	0.3	(112.2)	—
Other income, net	2.1	—	—	0.2	—	2.3
Loss on early extinguishment of debt	(2.5)	(11.3)	—	—	—	(13.8)
Intercompany interest income (expense)	35.3	—	—	(35.3)	—	—
Interest expense	(155.6)	(12.7)	(0.1)	(0.5)	—	(168.9)
Income (loss) from continuing operations before income taxes	3.4	(42.7)	(35.1)	242.1	(112.2)	55.5
Income tax (benefit) expense	(48.9)	(9.2)	(13.4)	75.0	—	3.5
Income (loss) from continuing operations	52.3	(33.5)	(21.7)	167.1	(112.2)	52.0
Discontinued operations	—	—	0.3	—	—	0.3
Net income (loss)	$52.3	$(33.5)	$(21.4)	$167.1	$(112.2)	$52.3
Comprehensive income (loss)	$46.6	$(33.5)	$(21.4)	$167.1	$(112.2)	$46.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of March 31, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$20.8	$—	$4.6	$44.6	$—	$70.0
Restricted cash	10.6	—	—	—	—	10.6
Accounts receivable (less allowance for doubtful accounts of $38.3)	0.5	—	289.6	343.0	(0.4)	632.7
Affiliates receivable, net	—	379.3	—	3,782.9	(4,162.2)	—
Inventories	—	—	17.0	53.4	—	70.4
Deferred income taxes	128.9	—	—	74.9	(36.3)	167.5
Prepaid income taxes	24.1	0.1	—	—	(0.1)	24.1
Prepaid expenses and other	6.1	—	32.5	128.8	0.7	168.1
Total current assets	191.0	379.4	343.7	4,427.6	(4,198.3)	1,143.4
Investments in consolidated subsidiaries	10,077.7	—	0.7	—	(10,078.4)	—
Goodwill	1,649.5	643.8	—	2,038.1	—	4,331.4
Other intangibles, net	630.6	—	503.3	820.6	—	1,954.5
Net property, plant and equipment	10.2	—	770.4	4,829.5	—	5,610.1
Deferred income taxes	—	217.6	49.6	—	(267.2)	—
Other assets	116.4	—	16.5	67.5	—	200.4
Total Assets	$12,675.4	$1,240.8	$1,684.2	$12,183.3	$(14,543.9)	$13,239.8
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$88.6	$—	$—	$0.1	$—	$88.7
Current portion of interest rate swaps	30.8	—	—	—	—	30.8
Accounts payable	6.5	—	89.6	259.8	—	355.9
Affiliates payable, net	2,829.9	—	1,478.9	—	(4,157.8)	151.0
Advance payments and customer deposits	—	—	79.1	142.9	—	222.0
Accrued taxes	0.2	—	23.8	65.0	0.3	89.3
Accrued interest	149.2	14.8	2.1	4.0	—	170.1
Other current liabilities	45.4	4.2	70.9	235.4	(36.7)	319.2
Total current liabilities	3,150.6	19.0	1,744.4	707.2	(4,194.2)	1,427.0
Long-term debt	8,042.0	474.1	—	101.5	—	8,617.6
Deferred income taxes	696.9	—	—	1,538.3	(267.2)	1,968.0
Accumulated losses in excess of investments in consolidated subsidiaries	—	97.5	—	—	(97.5)	—
Other liabilities	62.6	2.1	49.8	389.4	—	503.9
Total liabilities	11,952.1	592.7	1,794.2	2,736.4	(4,558.9)	12,516.5
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	—	—	67.7	(67.7)	—
Additional paid-in capital	704.0	842.0	0.7	5,994.5	(6,837.2)	704.0
Accumulated other comprehensive income	19.3	—	—	25.0	(25.0)	19.3
Accumulated (deficit) retained earnings	—	(193.9)	(110.7)	3,359.7	(3,055.1)	—
Total shareholders’ equity	723.3	648.1	(110.0)	9,446.9	(9,985.0)	723.3
Total Liabilities and Shareholders’ Equity	$12,675.4	$1,240.8	$1,684.2	$12,183.3	$(14,543.9)	$13,239.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of December 31, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13.7	$—	$7.8	$26.7	$—	$48.2
Restricted cash	9.7	—	—	—	—	9.7
Accounts receivable (less allowance for doubtful accounts of $40.0)	—	—	251.0	384.5	(0.2)	635.3
Affiliates receivable, net	—	374.3	—	3,670.4	(4,044.7)	—
Inventories	—	—	10.6	57.1	—	67.7
Deferred income taxes	202.1	—	—	76.5	(37.1)	241.5
Prepaid income taxes	29.7	0.1	—	—	(0.1)	29.7
Prepaid expenses and other	5.6	—	29.9	116.0	1.2	152.7
Total current assets	260.8	374.4	299.3	4,331.2	(4,080.9)	1,184.8
Investments in consolidated subsidiaries	9,997.5	—	0.8	—	(9,998.3)	—
Goodwill	1,649.5	643.8	—	2,038.1	—	4,331.4
Other intangibles, net	645.0	—	533.6	841.5	—	2,020.1
Net property, plant and equipment	10.2	—	799.3	4,893.1	—	5,702.6
Deferred income taxes	—	219.0	31.0	—	(250.0)	—
Other assets	120.3	—	16.2	69.2	—	205.7
Total Assets	$12,683.3	$1,237.2	$1,680.2	$12,173.1	$(14,329.2)	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$84.9	$—	$—	$0.1	$—	$85.0
Current portion of interest rate swaps	30.0	—	—	—	—	30.0
Accounts payable	5.0	—	85.9	295.0	—	385.9
Affiliates payable, net	2,758.9	—	1,431.7	—	(4,039.9)	150.7
Advance payments and customer deposits	—	—	77.7	145.8	—	223.5
Accrued taxes	0.2	—	24.5	79.3	0.3	104.3
Accrued interest	95.4	3.7	2.3	2.1	—	103.5
Other current liabilities	38.1	4.0	87.1	270.5	(37.3)	362.4
Total current liabilities	3,012.5	7.7	1,709.2	792.8	(4,076.9)	1,445.3
Long-term debt	8,044.9	475.8	—	101.5	—	8,622.2
Deferred income taxes	724.7	—	—	1,563.6	(250.0)	2,038.3
Accumulated losses in excess of investments in consolidated subsidiaries	—	71.8	—	—	(71.8)	—
Other liabilities	60.7	2.3	51.6	383.7	—	498.3
Total liabilities	11,842.8	557.6	1,760.8	2,841.6	(4,398.7)	12,604.1
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	—	—	67.7	(67.7)	—
Additional paid-in capital	812.0	842.0	—	5,865.0	(6,707.0)	812.0
Accumulated other comprehensive income	28.5	—	—	32.4	(32.4)	28.5
Accumulated (deficit) retained earnings	—	(162.4)	(80.6)	3,366.4	(3,123.4)	—
Total shareholders’ equity	840.5	679.6	(80.6)	9,331.5	(9,930.5)	840.5
Total Liabilities and Shareholders’ Equity	$12,683.3	$1,237.2	$1,680.2	$12,173.1	$(14,329.2)	$13,444.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$16.3	$(31.6)	$(29.4)	$115.4	$(54.4)	$16.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	5.6	—	101.8	231.5	—	338.9
Provision for doubtful accounts	—	—	4.4	7.9	—	12.3
Equity in (earnings) losses from subsidiaries	(80.1)	25.7	0.1	(0.1)	54.4	—
Share-based compensation expense	—	—	5.2	8.5	—	13.7
Deferred income taxes	46.5	1.4	(19.5)	(19.1)	—	9.3
Amortization of unrealized losses on de-designated interest rate swaps	4.2	—	—	—	—	4.2
Plan curtailment and other, net	7.4	(1.7)	(0.3)	(10.3)	—	(4.9)
Changes in operating assets and liabilities, net	66.8	11.3	(59.5)	(88.1)	—	(69.5)
Net cash provided from operations	66.7	5.1	2.8	245.7	—	320.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.4)	—	(36.2)	(116.4)	—	(153.0)
Broadband network expansion funded by stimulus grants	—	—	—	(7.1)	—	(7.1)
Changes in restricted cash	(0.9)	—	—	—	—	(0.9)
Grant funds received for broadband stimulus projects	11.4	—	—	—	—	11.4
Grant funds received from Connect America Fund	—	—	—	26.0	—	26.0
Net cash provided from (used in) investing activities	10.1	—	(36.2)	(97.5)	—	(123.6)
Cash Flows from Financing Activities:
Distributions (to) from Windstream Holdings	(9.7)	—	(149.1)	8.1	—	(150.7)
Repayments of debt and swaps	(331.6)	—	—	—	—	(331.6)
Proceeds of debt issuance	325.0	—	—	—	—	325.0
Intercompany transactions, net	(43.6)	(5.1)	181.3	(132.6)	—	—
Payments under capital lease obligations	—	—	(2.0)	(5.8)	—	(7.8)
Other, net	(9.8)	—	—	—	—	(9.8)
Net cash (used in) provided from financing activities	(69.7)	(5.1)	30.2	(130.3)	—	(174.9)
Increase (decrease) in cash and cash equivalents	7.1	—	(3.2)	17.9	—	21.8
Cash and Cash Equivalents:
Beginning of period	13.7	—	7.8	26.7	—	48.2
End of period	$20.8	$—	$4.6	$44.6	$—	$70.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net income (loss)	$52.3	$(33.5)	$(21.4)	$167.1	$(112.2)	$52.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	6.5	—	95.5	227.5	—	329.5
Provision for doubtful accounts	—	—	6.0	10.1	—	16.1
Equity in (earnings) losses from subsidiaries	(130.6)	18.7	—	(0.3)	112.2	—
Share-based compensation expense	—	—	4.6	7.8	—	12.4
Deferred income taxes	1.8	17.6	(3.3)	10.8	—	26.9
Unamortized net discount (premium) on retired debt	2.5	(41.2)	—	—	—	(38.7)
Amortization of unrealized losses on de-designated interest rate swaps	13.2	—	—	—	—	13.2
Plan curtailment and other, net	3.5	(2.7)	0.2	(23.6)	—	(22.6)
Changes in operating assets and liabilities, net	45.1	11.2	(29.4)	(111.8)	0.4	(84.5)
Net cash (used in) provided from operations	(5.7)	(29.9)	52.2	287.6	0.4	304.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(39.8)	(203.7)	—	(243.5)
Broadband network expansion funded by stimulus grants	—	—	—	(11.9)	—	(11.9)
Changes in restricted cash	6.1	—	1.5	—	—	7.6
Grant funds received for broadband stimulus projects	13.3	—	—	—	—	13.3
Net cash provided from (used in) investing activities	19.4	—	(38.3)	(215.6)	—	(234.5)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(148.1)	—	—	—	—	(148.1)
Repayments of debt and swaps	(1,514.9)	(650.0)	—	—	—	(2,164.9)
Proceeds of debt issuance	2,195.0	—	—	—	—	2,195.0
Debt issuance costs	(19.6)	—	—	—	—	(19.6)
Intercompany transactions, net	(573.7)	679.9	(22.3)	(83.5)	(0.4)	—
Payments under capital lease obligations	—	—	(4.0)	—	—	(4.0)
Other, net	(6.1)	—	—	—	—	(6.1)
Net cash (used in) provided from financing activities	(67.4)	29.9	(26.3)	(83.5)	(0.4)	(147.7)
Decrease in cash and cash equivalents	(53.7)	—	(12.4)	(11.5)	—	(77.6)
Cash and Cash Equivalents:
Beginning of period	57.5	—	26.5	48.0	—	132.0
End of period	$3.8	$—	$14.1	$36.5	$—	$54.4

13. Subsequent Events:

On May 7, 2014, we declared a dividend of $0.25 per share on our common stock, which is payable on July 15, 2014 to shareholders of record on June 30, 2014.

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

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See "Forward-Looking Statements" at the end of this discussion for additional factors relating to such statements, and see "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC") on February 27, 2014, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. ("Windstream Holdings") is a publicly traded holding company and the parent of Windstream Corporation ("Windstream Corp."). Windstream Holdings common stock trades on the Nasdaq Global Select Market under the ticker symbol "WIN". All shares of Windstream Corp. common stock are held by Windstream Holdings and do not trade on any stock market. Windstream Corp. and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the SEC. Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.’s debt agreements.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. For the three month period ended March 31, 2014 the amount of expenses directly incurred by Windstream Holdings were approximately $0.5 million on a pretax basis, or $0.3 million on an after-tax basis. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Corp.

OVERVIEW

Our vision is to be the premier enterprise communications and services provider in the United States while maintaining our strong, stable consumer business. We provide advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 118,000 miles, a robust business sales division and 27 data centers.

STRATEGY

Our business strategy is focused on maximizing growth opportunities with our enterprise business customers while optimizing our cost structure and maintaining the stability of our consumer business with the goal of generating solid and sustainable cash flows over the long-term to build shareholder value. In implementing our strategy, we continue to invest in capital initiatives designed to drive improvements in network performance and to enhance our ability to provide advanced solutions to our business customers and increase broadband speeds and capacity in our consumer markets. We continue to transition revenue streams away from traditional consumer voice services to our strategic growth areas of business services and consumer broadband. Business service and consumer broadband revenues were 72.9 percent of total revenues for the three month period ended March 31, 2014, as compared to 71.2 percent for the same period in 2013. The diversification of our revenue streams is key to our success in accelerating revenue growth opportunities as we combat the effects of revenue declines from consumer customer losses and wholesale revenue declines due to intercarrier compensation reform.

The expansion of our fiber transport network through capital investment has enhanced our ability to provide wireless transport, or backhaul services. As cellular customers consume more wireless data, wireless carriers need more bandwidth on the wireline transport network. To accommodate the wireless carriers' additional bandwidth needs, we have made significant investments during the past two years, including fiber-to-the-tower deployments designed to increase capacity and replace copper facilities servicing wireless towers. We expect wireless data usage to continue to increase, which will drive the need for additional wireless backhaul capacity.

On the consumer front, we are continuing to make investments to increase broadband speeds and capacity throughout our territories. Although new customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. Our consumer business remains under pressure due to competition from wireless carriers, cable television companies and other companies using emerging technologies.

We believe that we are well positioned to grow our business by investing in our network, offering advanced products and solutions, targeting business customers and controlling costs through our disciplined approach to capital and expense management. In leveraging these strengths, we expect to continue to create significant value for both our customers and our shareholders.

Dividend

One way in which we create shareholder value is through the payment of dividends on our common stock. Since our formation as a public company in 2006, our current dividend practice is to pay a quarterly dividend of $0.25 per common share or $1 per common share on an annual basis. Our dividend practice can be changed at any time at the discretion of our board of directors. Accordingly, we cannot assure you we will continue paying dividends at the current rate. See "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information.

EXECUTIVE SUMMARY

Key activities during the three month period ended March 31, 2014, included:

•	continued focus on revenue growth opportunities in our business service and consumer broadband areas;

•
implemented new initiatives to enhance business sales and productivity and launched an expanded advertising campaign to increase brand awareness and highlight our integrated solutions and customized service;

•	opened a new data center in Charlotte, North Carolina; continuing to demonstrate our commitment to meet the growing business demand for cloud-based and dedicated managed services;

•	completed a reduction in workforce to increase operational efficiency, resulting in expected annualized savings of approximately $20.0 million.

Each of these initiatives reflected our continued focus on strategic revenue growth and effective cost management to become the premier enterprise communications and services provider.

BUSINESS TRENDS

The following discussion highlights key trends affecting our business:

Business communications services: Demand for advanced communications services is expected to drive growth in revenues from business customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We view this as a strategic growth area, but we are subject to competition from other carriers and cable companies, which could suppress growth. We combat competition by offering personalized service to our business customers through advanced customized solutions, an integrated sales approach, and dedicated representatives. See "Competition" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014, for more details.

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

Carrier access: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. During the past two years, we have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and replacing copper facilities with fiber facilities to wireless towers we already serve. We will continue to make success-based capital investments to offer additional wireless backhaul services to wireless carriers; however, we expect these investments to decrease substantially during 2014 as we will have reached the vast majority of existing towers within our targeted area. Growth in carrier access revenues will be impacted by declining demand for dedicated copper-based circuits, as wireless carriers continue to migrate traffic to fiber-based connections.

Consumer high-speed Internet: As of March 31, 2014, we provided high-speed Internet service to approximately 73 percent of primary residential lines in service. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink. However, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We are continuing to focus on increasing our broadband speeds available to customers. As of March 31, 2014, we could deliver speeds up to 3 Megabits per second ("Mbps") to approximately 98 percent of our addressable lines, and speeds of up to 6 Mbps, 12 Mbps, and 24 Mbps are available to approximately 77 percent, 52 percent, and 17 percent of our addressable lines, respectively.

Consumer voice line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in voice lines due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of March 31, 2014, all of our voice lines had wireless competition and approximately 70 percent of our voice lines had fixed-line voice competition. Consumer voice lines decreased 109,700, or 6.1 percent during the twelve month period ended March 31, 2014, primarily due to the effects of competition.

Synergies and operational efficiencies: To secure our bottom line against evolving revenue streams and a shift in our revenue mix that has resulted in a higher proportion of lower margin revenues, we are committed to aggressive cost management strategies that emphasize operational efficiencies. During the three month period ended March 31, 2014, we completed a workforce reduction to increase operational efficiency by eliminating approximately 400 positions, including 175 resulting from a voluntary separation initiative. We anticipate annualized savings of approximately $20.0 million as a result. For the duration of 2014, we will remain focused on improvements in our cost structure through network grooming and continued declines in the cost of providing services resulting from operational efficiencies and billing system conversions that will further reduce costs.

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

The following table reflects the consolidated operating results of Windstream Holdings as of March 31:

(Millions) (a)	2014	2013
Revenues and sales:
Service revenues:
Business	$910.0	$915.7
Consumer	313.0	326.9
Wholesale	141.7	151.9
Other	55.0	56.8
Total service revenues	1,419.7	1,451.3
Product sales	45.2	45.2
Total revenues and sales	1,464.9	1,496.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	644.6	641.2
Cost of products sold	41.1	42.6
Selling, general and administrative	252.2	237.5
Depreciation and amortization	338.9	329.3
Merger and integration costs	7.4	5.1
Restructuring charges	12.9	4.9
Total costs and expenses	1,297.1	1,260.6
Operating income	167.8	235.9
Other income, net	0.9	2.3
Loss on early extinguishment of debt	—	(13.8)
Interest expense	(141.9)	(168.9)
Income from continuing operations before income taxes	26.8	55.5
Income taxes	10.8	3.5
Income from continuing operations	16.0	52.0
Discontinued operations	—	0.3
Net income	$16.0	$52.3

(a)	Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net income or comprehensive income.

The following table reflects the consolidated operating metrics of Windstream Holdings as of March 31:

(Thousands)	2014	2013
Business Operating Metrics:
Customer locations
Enterprise	212.2	207.0
Small business	385.8	421.5
Total customer locations (a)	598.0	628.5
Total business customers	378.7	409.4
Carrier special access circuits	93.4	103.6

Consumer Operating Metrics:
Voice lines	1,703.2	1,812.9
High-speed Internet	1,170.4	1,205.9
Digital television customers	398.9	421.1
Total consumer connections	3,272.5	3,439.9

(a)
Business customer locations include each individual customer location to which we provide service and exclude carrier special access circuits. Business customer locations are segmented between Enterprise locations which represent customer relationships that generate $750 or more in revenue per month and Small business locations which represent customer relationships that generate less than $750 in revenue per month.

A detailed discussion and analysis of our consolidated operating results is presented below.

Business Service Revenues

Business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to enterprise and small business customers. Business services also include revenues from other carriers for special access circuits and fiber connections. We expect business service revenues to be favorably impacted by increasing demand for integrated data and voice services, multi-site networking and data center services. As wireless data usage grows and fourth generation ("4G") networks are expanded, we expect to provide special access services to support the capacity needs of wireless carriers. Fiber-to-the-tower initiatives are designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage.

We experience competition in the business channel primarily from other carriers, including traditional telephone companies and competitive providers. Cable companies are also a source of competition, primarily for small business customers, but have begun to compete for larger customers by expanding their product and sales capabilities.

For the twelve months ended March 31, 2014, business locations decreased by approximately 30,500, or 4.9 percent. Our growth in enterprise customer locations is outpaced by losses in small business customer locations, primarily due to business closures and competition from cable companies. However, our enterprise locations are growing strategic revenue through purchases of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

While opportunities for growth from business services continue, competition as well as general economic conditions may impact future revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended March 31, 2014
(Millions)	Increase (Decrease)%
Due to increase in data and integrated services and high speed Internet revenues (a)	$8.0
Due to increase in data center and managed services revenues (b)	5.6
Due to decrease in carrier revenues (c)	(5.0)
Due to decrease in traditional voice, long distance and miscellaneous revenues (d)	(14.3)
Net decrease in business revenues	$(5.7)	(1)%

(a)
Increase in data and integrated services revenues was primarily due to continued demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)
Increase in data center and managed services revenues; which include cloud computing, colocation, dedicated server and disaster recovery solutions for business customers; reflected increased demand and incremental sales of these services. In order to support the higher demand, we have added four data centers since the first quarter of 2013.

(c)
Carrier revenues primarily represent monthly recurring charges for dedicated circuits and fiber-to-the-tower connections. The decrease in these revenues was attributable to a decline in special access charges for dedicated copper-based circuits, partially offset by incremental revenues attributable to our fiber-to-the-tower connections.

(d)
Decrease in traditional voice and long-distance service revenues was primarily attributable to lower usage, competition and migration of existing customers to integrated services and bundled offerings. These declines were partially offset by incremental revenues attributable to the access recovery charge ("ARC") of $5.1 million in the three month period ended March 31, 2014, primarily due to an increase in the monthly rate effective July 1, 2013.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the twelve months ended March 31, 2014, consumer voice lines decreased by approximately 109,700, or 6.1 percent. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues due to competition.

For the twelve months ended March 31, 2014, consumer high-speed Internet customers decreased by approximately 36,000, or 2.9 percent. As of March 31, 2014, we provided high-speed Internet service to approximately 73 percent of primary residential lines in service. As of March 31, 2014, approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2014, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended March 31, 2014
(Millions)	Increase (Decrease)%
Due to increase in high-speed Internet revenues (a)	$2.5
Due to decrease in voice, long distance and miscellaneous revenues (b)	(16.4)
Net decrease in consumer revenues	$(13.9)	(4)%

(a)	Increase in high-speed Internet revenues was primarily due to the continued migration of customers to higher speeds and increased sales of value added services, as previously discussed.

(b)	Decrease in voice service revenues was primarily attributable to the decline in voice lines.

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

Revenues from these services are expected to decline due to voice line losses and continued reductions in switched access rates. However, we expect these declines to have less of an impact in 2014 due to the previous implementation of the majority of intercarrier compensation reform rate reductions.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended March 31, 2014
(Millions)	Increase (Decrease)%
Due to increase in federal USF revenues (a)	$2.7
Due to decrease in state USF revenues	(0.9)
Due to decrease in voice, long distance and other revenues (b)	(1.2)
Due to decrease in switched access revenues (c)	(10.8)
Net decrease in wholesale revenues	$(10.2)	(7)%

(a)
Increase in federal USF revenues was primarily due to incremental revenues attributable to the access recovery mechanism ("ARM"). The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. The growth in ARM-related revenues reflected an increase in the monthly rate effective July 1, 2013.

(b)	Decrease in voice, long distance and other revenues was primarily due to a decline in wholesale customers and lower minutes of usage.

(c)
Decrease in switched access revenues was primarily due to the impact of intercarrier compensation reform and a continued decline in network demand. As previously discussed, the ARC and ARM are designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

Other Service Revenues

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas. As a result, we expect other service revenues to decline as existing customers disconnect. Other service revenues decreased $1.8 million in the three month period ended March 31, 2014, compared to the same period in 2013.

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended March 31, 2014
(Millions)	Increase (Decrease)%
Due to increase in consumer product sales	$3.0
Due to increase in business product sales	2.3
Due to decrease in contractor sales	(5.3)
Net change in product sales	$—	—%

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended March 31, 2014
(Millions)	Increase (Decrease)%
Due to increase in postretirement and pension (a)	$11.5
Due to increase in network operations (b)	3.3
Due to increase in Federal USF expenses (c)	3.0
Due to decrease in third-party costs for ancillary voice and data services	(1.1)
Due to decrease in interconnection expense (d)	(6.0)
Due to decrease in other expense	(7.3)
Net increase in cost of services	$3.4	1%

(a)
Increase in postretirement and pension expense primarily resulted from the difference in the amount of curtailment gains recognized during the first quarter of 2014 and 2013 related to the elimination of medical and prescription subsidies for certain active employees. These curtailment gains reduced cost of services by $5.1 million in 2014 compared to $15.4 million in 2013. See Note 7 for additional information.

(b)
Increase in network operations was due to higher leased network facilities costs attributable to expansion of our fiber transport network and data center operations due to adding new data centers and increasing capacity at existing locations.

(c)	Increase in federal USF contributions was driven by an increase in the overall USF contribution factor for the three month period ended March 31, 2014, compared to the same period a year ago.

(d)
Decrease in interconnection expense was attributable to the favorable impact of network efficiency projects, rate reductions, and lower long distance usage by our customers, partially offset by increased purchases of circuits due to the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The change in cost of products sold was consistent with the change in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended March 31, 2014
(Millions)	Increase (Decrease)%
Due to increase in product sales to business customers	$3.5
Due to increase in product sales to consumers	0.4
Due to decrease in sales to contractors	(5.4)
Net decrease in cost of products sold	$(1.5)	(4)%

Selling, General and Administrative ("SG&A")

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended March 31, 2014
(Millions)	Increase (Decrease)%
Due to increase in sales and marketing expenses (a)	$7.8
Due to increase in other costs	4.4
Due to increase in employee medical expenses	2.5
Net increase in SG&A and other expenses	$14.7	6%

(a)	Increase in sales and marketing expenses was primarily due to the expansion of enterprise marketing campaigns designed to generate sales leads and promote brand awareness.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended March 31, 2014
(Millions)	Increase (Decrease)%
Due to increase in depreciation expense (a)	$18.4
Due to decrease in amortization expense (b)	(8.8)
Net increase in depreciation and amortization expense	$9.6	3%

(a)	Increase in depreciation expense was primarily due to additions to property, plant and equipment.

(b)
Decrease in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each year as the intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs primarily consist of expenses incurred for IT and network conversions, rebranding, and consulting fees. Expenses for IT conversions and other transition activities related to the 2011 acquisition of PAETEC Holding Corp ("PAETEC") account for the merger and integration costs incurred for the periods presented.

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

On February 21, 2014, we announced a reduction in workforce to increase operational efficiency. As a result, we eliminated approximately 400 positions on or before March 3, 2014, with about 175 of the eliminated positions resulting from a voluntary separation initiative. In connection with this workforce reduction, we incurred pre-tax restructuring charges of $12.1 million during the first quarter of 2014, primarily consisting of severance and other employee benefit costs.

Set forth below is a summary of merger, integration and restructuring costs for the three month period ended March 31:

(Millions)	2014	2013
Merger and integration costs:
Employee-related transition costs	$—	$1.7
Information technology conversion costs (a)	7.1	1.4
Rebranding, consulting and other costs	0.3	2.0
Total merger and integration costs	7.4	5.1
Restructuring charges (b)	12.9	4.9
Total merger, integration and restructuring costs	$20.3	$10.0

(a)	Information technology conversion costs incurred in both periods primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

(b)	Includes charges related to the workforce reduction completed in the first quarter of 2014 as discussed above.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of March 31, 2014, we had unpaid merger, integration and restructuring liabilities totaling $14.9 million, which consisted of $1.5 million associated with restructuring initiatives and $13.4 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 8).

Operating Income

Operating income decreased $68.1 million, or 28.9 percent, during the three month period ended March 31, 2014, as compared to the same period in 2013. The decrease was primarily due to reductions in consumer and wholesale revenues primarily due to the effects of voice line losses and intercarrier compensation reform, respectively, as well as, an increase in sales and marketing expense, higher depreciation expense and restructuring charges resulting from our workforce reduction.

Other Income, Net

Set forth below is a summary of other income, net for the three month period ended March 31:

(Millions)	2014	2013
Interest income	$0.8	$1.0
Other income, net	0.1	0.1
Ineffectiveness of interest rate swaps	—	1.2
Other income, net	$0.9	$2.3

Loss on Early Extinguishment of Debt

During the three month period ended March 31, 2013, Windstream Corp. retired all $650.0 million of the outstanding 8.875 percent PAETEC Notes due June 30, 2017 ("PAETEC 2017 Notes"). The PAETEC 2017 Notes were repurchased using proceeds from the issuance of $700.0 million of 6.375 percent notes due August 1, 2023. Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and, as a result, Windstream Corp. recognized a loss on early extinguishment of debt of $13.8 million during the three months ended March 31, 2013 as follows:

(Millions)
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	$(2.5)
Loss on early extinguishment for senior secured credit facility	(2.5)
PAETEC 2017 Notes:
Premium on early redemption	(51.5)
Third-party fees for early redemption	(1.0)
Unamortized premium on original issuance	41.2
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)
Total loss on early extinguishment of debt	$(13.8)

Interest Expense

Set forth below is a summary of interest expense for the three month period ended March 31:

(Millions)	2014	2013
Senior secured credit facility, Tranche A	$4.3	$4.6
Senior secured credit facility, Tranche B	17.6	17.8
Senior secured credit facility, revolving line of credit	5.4	2.1
Senior unsecured notes	96.0	109.0
Credit facility extension fees	—	6.2
Notes issued by subsidiaries	11.2	14.4
Impacts of interest rate swaps	7.4	15.9
Interest on capital leases and other	1.1	0.7
Less capitalized interest expense	(1.1)	(1.8)
Total interest expense	$141.9	$168.9

Interest expense decreased $27.0 million, or 16.0 percent for the three month period ended March 31, 2014, as compared to the same period of 2013. The decrease in 2014 was primarily due to the payoff of the PAETEC 2017 Notes completed in the first quarter of 2013, the payoff of $500.0 million of 7.0 percent notes due March 15, 2019, completed in the third quarter of 2013, and the absence of credit facility extension fees related to refinancing activities completed in the first quarter of 2013.

Windstream Corp. has entered into ten interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Four of the swaps are off-market swaps; therefore, they contain an embedded financing element, which the swap counterparties recover through an incremental charge in Windstream Corp.'s fixed rate over what would be charged for an on-market swap. As such, a portion of the cash payment on the swaps represents the rate Windstream Corp. would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. The remaining six pay fixed, receive variable interest rate swap agreements, are designated as cash flow hedges of the previously unhedged interest rate risk inherent in Windstream Corp.'s senior secured credit facility and mature on June 17, 2016. See Note 4 for additional details.

Income Taxes

Income tax expense increased $7.3 million, or 208.6 percent, for the three month period ended March 31, 2014, as compared to the same period in 2013. The increase in income tax expense is primarily due to the effect of a discrete item recognized in the first quarter of 2013 of $17.8 million of previously unrecognized tax benefits, including interest, as a result of the expiration of the statute of limitations, which was solely related to 2013 and had no impact to our 2014 income tax expense. This discrete item significantly lowered our effective tax rate in the three month period ended March 31, 2013. Our effective tax rate was 40.3 percent for the three month period ended March 31, 2014, as compared to 6.3 percent in the same period in 2013.

For 2014, our annualized effective income tax rate is expected to range between 38.0 percent and 39.0 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

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

From time to time federal and state legislation is introduced dealing with various matters that could affect our business. Most proposed legislation of this type never becomes law. It is difficult to predict what kind of legislation, if any, may be introduced and ultimately will become law.

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

In reforming the USF, the Order established the Connect America Fund, which included a short-term ("CAF Phase 1") and a longer-term ("CAF Phase 2") framework. CAF Phase 1 provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. CAF Phase 1, Round 1, incremental broadband support was limited to $775 per unserved location in 2012. On July 24, 2012, we elected to accept approximately $0.7 million of the $60.4 million in incremental support allocated to us for 2012. As a result of our aggressive broadband deployment to date, we had very few unserved locations remaining in our service areas for which $775 in incremental support would have made broadband deployment economical. The FCC, however, approved our supported modifications to the rules governing CAF Phase 1, Round 2, incremental support. As a result, we now have been authorized to receive an additional $86.7 million in incremental support for upgrades and new deployments of broadband service. Of the total amount of $86.7 million made available to us, we received $60.7 million million in December 2013 and the remaining $26.0 million in the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding received.

The FCC is working to establish rules for CAF Phase 2 funding based on a forward-looking cost model to further extend broadband to high-cost areas. Until the implementation of CAF Phase 2 is complete, the annual "legacy" USF funding will continue to be frozen at 2011 levels. We were required to use one-third of the frozen legacy support to operate and build broadband networks in areas substantially unserved by an unsubsidized competitor in 2013. In 2014, this condition applies to two-thirds of the frozen legacy support, and in 2015 it increases to 100 percent. Our expectation is that our legacy federal USF support will continue to be approximately the same until CAF Phase 2 is implemented.

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

On April 25, 2012, the FCC decided that originating access rates for intrastate long distance traffic exchanged between an Internet-protocol network and the traditional telecommunications network should be subject to default rates equal to interstate originating access rates beginning on July 1, 2014. The FCC refused at that time to adopt a mechanism that would allow companies to recover the loss of originating access revenues resulting from the change. On July 27, 2012, we filed a petition for review with the U.S. Court of Appeals of the District of Columbia seeking relief from the April 2012 ruling on the grounds that it is arbitrary, capricious, in excess of the FCC's statutory authority and otherwise not in accordance with law. That petition for review was transferred to the U.S. Court of Appeals for the 10th Circuit on August 28, 2012, and on October 1, 2012, our appeal was consolidated with 30 appeals on the Order. Briefing was completed in the second quarter of 2013 and oral arguments occurred in November 2013. We expect a decision in 2014. We continue to assess the impacts of the FCC's intercarrier compensation reform on our wholesale business activities.

Set forth below is a summary of intercarrier compensation revenue and federal universal service support included in wholesale revenues within the consolidated statements of income for the three month period ended March 31:

(Millions)	2014	2013
Intercarrier compensation revenue	$44.2	$54.9
Federal universal service support	$40.6	$37.9

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

Selected information related to the broadband stimulus expenditures and receipts is as follows for the three month period ended March 31:

(Millions)	2014	2013	Inception to Date
Stimulus capital expenditures funded by RUS	$7.1	$11.9	$170.3
Stimulus capital expenditures funded by Windstream (a)	10.3	13.4	104.0
Total stimulus capital expenditures	$17.4	$25.3	$274.3
Funds received from RUS	$11.4	$13.3	$129.1

(a)
Stimulus capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flows. This total includes certain non-reimbursable charges for which we are responsible for the full amount of the cost.

Internet Network Regulation

On January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit vacated FCC regulations that had prohibited fixed service providers from engaging in unreasonable discrimination and blocking lawful content when offering retail broadband service to consumer, small business and other end user customers. The Court, however, did not overturn the FCC requirement that all providers of broadband Internet access service disclose network management practices, performance characteristics, and commercial terms of service. These FCC regulations had not caused a change in our existing procedures or operations. As such, we cannot predict at this time the impact that this court decision may have on our future revenues or expenses, or whether such impact would be material.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three month period ended March 31, 2014, we recognized $29.0 million in state USF revenue, which included approximately $17.3 million from the Texas USF. These payments are intended to provide support, apart from federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the first quarter of 2014, we received $15.0 million from the large company program and $2.3 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014, for more information regarding our federal and state regulatory matters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments and dividend payments through the remainder of 2014. We also have access to capital markets and available borrowing capacity under our revolving credit agreements.

Our unrestricted cash position increased by $21.8 million to $70.0 million at March 31, 2014, from $48.2 million at December 31, 2013, as compared to a decrease of $77.6 million during the same period in 2013. Cash inflows in the first quarter of 2014 were primarily from operating activities, the receipt of CAF support and additional grant funds received for broadband stimulus projects. These inflows were partially offset by cash outflows for capital expenditures and dividend payments to shareholders.

Historical Cash Flows

The following table summarizes our cash flow activities for the three month period ended March 31:

(Millions)	2014	2013
Cash flows provided from (used in):
Operating activities	$319.8	$304.6
Investing activities	(123.6)	(234.5)
Financing activities	(174.4)	(147.7)
Increase (decrease) in cash and cash equivalents	$21.8	$(77.6)

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $15.2 million in the three month period ended March 31, 2014, as compared to the same period in 2013. The increase during 2014 is primarily attributable to a reduction in cash interest payments of $30.5 million. Cash flows from operating activities in 2014 also reflected changes in working capital primarily driven by timing differences in the payment of vendor payables and compensation-related costs.

We are currently utilizing net operating loss carryforwards ("NOLs") and other income tax initiatives to lower our cash income tax obligations during 2014. As a result, we expect cash income tax payments to be less than $30.0 million in 2014. Significant increases in our cash income tax obligations in years after 2014 could adversely impact our cash flow from operations, which in turn, may affect our ability to maintain our current dividend practice.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings. Cash used in investing activities decreased $110.9 million in the three month period ended March 31, 2014, as compared to the same period in 2013, primarily due to decreased capital expenditures, further discussed below. Cash flows from investing activities during the three month period ended March 31, 2014 also reflected $26.0 million in additional CAF support.

Capital expenditures were $153.0 million for the three month period ended March 31, 2014 and $243.5 million for the same period in 2013, a decrease of $90.5 million. Capital expenditures related to our fiber-to-the-tower initiatives declined from the prior year, as we have reached the vast majority of existing towers within our targeted area. Currently, we are executing on fiber-to-the-tower projects we have won. During the first three months of 2014, expenditures for broadband network expansion funded by stimulus grants also declined $4.8 million compared to the same period of 2013.

We expect that increases in wireless data usage and expansion of wireless 4G networks will continue through the end of 2014, which will provide more opportunities for our wireless backhaul services. Accordingly, we expect capital spending to remain flat compared to 2013, and as such, capital expenditures are expected to range between $800.0 million and $850.0 million for 2014.

Cash Flows - Financing Activities

Cash used in financing activities increased by $26.7 million for the three month period ended March 31, 2014, as compared to the same period in 2013. The increase was primarily driven by debt payments on Windstream Corp.'s existing debt obligations in excess of new borrowings, as further discussed below.

Debt repayments during the first three months of 2014 totaled approximately $331.6 million and consisted primarily of $305.0 million in repayments of borrowings under the revolving line of credit agreement. Comparatively, during the first quarter of 2013, Windstream Corp. repurchased $650.0 million of PAETEC 2017 Notes and repaid $19.5 million of Tranche A and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of its senior secured credit facility due in December 2015, plus accrued interest.

Proceeds from new issuances of long term debt during the first quarter of 2014 were $325.0 million and consisted solely of new borrowings under the revolving line of credit. During the same period of 2013, new issuances of long term debt totaled $2.2 billion. Windstream Corp. incurred new borrowings of $1,345.0 million under Tranche B4 of its senior secured credit facility due January 23, 2020, the proceeds of which were used to repay the Tranche A2 and Tranche B and B2 of the senior secured credit facility. Windstream Corp. also completed the private placement of $700.0 million of the 2023 Notes, the proceeds of which were used to repay the PAETEC 2017 Notes. During the first quarter of 2013, Windstream Corp. borrowed $150.0 million under the revolving line of credit in its senior secured credit facility and later repaid $150.0 million of these borrowings.

Our board of directors maintains a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to the restricted payment capacity under Windstream Corp.'s debt covenants as further discussed below. Dividends paid to shareholders were $150.2 million, which was an increase of $2.1 million, as compared to the same period in 2013, due to additional shares issued and the vesting of restricted stock units. On May 7, 2014, we declared a dividend of $0.25 per share on our common stock, which is payable on July 15, 2014, to shareholders of record on June 30, 2014.

Pension

During the three months ended March 31, 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet current 2013 funding requirements. At the time of the contribution, the common shares had an appraised value of approximately $8.3 million, as determined by a third party valuation firm. Future contributions to the Windstream Pension Plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan. We expect to make additional contributions of approximately $75.0 million to the Windstream Pension Plan during 2014. Additional contributions will be funded using cash, Windstream common stock or other assets, or a combination thereof.

Debt Capacity

Windstream Holdings has no debt obligations. All of our debt, including the facility described below, have been incurred by our subsidiaries (primarily Windstream Corp.). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

As of March 31, 2014, Windstream Corp. had $8,706.3 million in long-term debt outstanding, including current maturities (see Note 3). As of March 31, 2014, the amount available for borrowing under Windstream Corp.'s revolving line of credit was $623.2 million.

Effective January 23, 2013, Windstream Corp. amended and restated its existing senior secured credit facility to, among other things: (i) provide for the incurrence of up to $1,345.0 million of additional term loans, the proceeds of which were used to repay the full outstanding balance of the credit facility revolver, without any reduction in commitments, and for general corporate purposes; and (ii) modify certain other definitions and provisions.

As of March 31, 2014, Windstream Corp. had approximately $1,345.5 million of restricted payment capacity as governed by its credit facility, which limits the amount of dividends Windstream Corp. may distribute to Windstream Holdings for payment of dividends to Windstream Holdings shareholders. Windstream Corp. builds additional capacity through cash generated from operations while dividend payments, and other certain restricted investments reduce the available restricted payments capacity. Windstream Corp. will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

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

Certain of Windstream Corp.'s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp.'s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2014, Windstream Corp. was in compliance with all debt covenants and restrictions.

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

(Millions, except ratios)	March 31, 2014
Gross leverage ratio:
Long term debt including current maturities	$8,706.3
Capital leases, including current maturities	71.3
Total long term debt and capital leases	$8,777.6
Operating income, last twelve months	$940.9
Depreciation and amortization, last twelve months	1,350.5
Other non-cash and non-recurring expense adjustments required by the credit facility and indentures (a)	(32.6)
Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA")	$2,258.8
Leverage ratio (b)	3.89
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,258.8
Interest expense, last twelve months	$600.7
Adjustments required by the credit facility and indentures (c)	(8.5)
Adjusted interest expense	$592.2
Interest coverage ratio (d)	3.81
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of March 31, 2014, Moody’s Investors Service, Standard & Poor’s ("S&P") Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

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

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of March 31, 2014:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$88.7	$1,042.4	$2,176.5	$5,371.4	$8,679.0
Interest payments on long-term debt obligations (b)	523.3	1,022.2	880.4	974.1	3,400.0
Total projected long-term debt and interest payments	$612.0	$2,064.6	$3,056.9	$6,345.5	$12,079.0

(a)	Excludes $27.3 million of unamortized premiums (net of discounts) included in long-term debt at March 31, 2014.

(b)	Variable rates on Tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.16 percent at March 31, 2014.

Otherwise, there have been no significant changes in our contractual obligations and commitments since December 31, 2013, as set forth in our Annual Report on Form 10-K.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended March 31,
(Millions)	2014	2013	%
Operating income	$167.8	$235.9
Depreciation and amortization	338.9	329.3
OIBDA (a)	$506.7	$565.2	(10)%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the core earnings capacity of providing communications and technology services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension benefits, calculating depreciation and amortization expense, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the three month period ended March 31, 2014.
Goodwill is evaluated for impairment annually or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Events or circumstance that might indicate an interim evaluation is warranted include among other things, unexpected adverse changes in our results of operations and business conditions, including the effects of competition and regulatory actions taken by federal and state regulatory agencies and unfavorable court rulings.
Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Prior to performing the two step evaluation, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. Under the qualitative assessment, if an entity determines that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the entity is not required to complete the two step goodwill impairment evaluation.
We test for goodwill impairment on January 1st of each year. As further discussed in Note 2 to the interim consolidated financial statements, we reassessed our reporting unit structure as of November 30, 2013 in connection with the disposal of our software business and changes in certain management responsibilities, and we performed a quantitative analysis as of that date. We estimated the fair value of our reporting units using an income approach supplemented with a market approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant's weighted average cost of capital commensurate with the reporting unit's underlying business operations. Results of the income approach were corroborated with estimated fair values derived from a market approach, which primarily included the use of comparable multiples of publicly traded companies operating in businesses similar to ours. We also reconciled the estimated fair value of our reporting units to our total market capitalization. Goodwill was assigned to the reporting units using a relative fair value allocation approach.
As of January 1, 2014, we have three reporting units, excluding corporate-level activities. Because only one month had passed from the time we had completed the determination of fair value of our reporting units as of November 30, 2013 and the date of our annual impairment test, we elected to perform a qualitative assessment as of January 1, 2014. As part of this qualitative analysis, we considered whether any changes to the assumptions we used in our most recent quantitative testing would be necessary as a result of changes in general economic conditions, capital markets, telecommunications industry competition and trends, stock prices, and our results of operations that occurred subsequent to November 30, 2013. We also considered that the fair value of each of our reporting units significantly exceeded their carrying amounts as of November 30, 2013 such that a hypothetical 10 percent decrease in the fair value of the reporting units would not have triggered additional impairment testing and analysis. As a result, we concluded that is more likely than not that the fair value of our reporting units is not less than their respective carrying values as of January 1, 2014 and, therefore, we did not perform any additional quantitative analysis.

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

•
those additional factors under "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2014, are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC") on February 27, 2014. Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not own any marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries denominated in foreign currencies.

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

As of March 31, 2014, Windstream Corp. has entered into ten pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Corp.'s senior secured credit facility. The maturities of the ten interest rate swaps range from June 17, 2016 to October 17, 2019. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of March 31, 2014 and 2013, the unhedged portion of Windstream Corp.'s variable rate senior secured credit facility was $1,527.0 million, and $1,704.4 million, or approximately 17.7 percent and 21.1 percent of Windstream Corp.'s total outstanding long-term debt, respectively. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $15.3 million and $17.0 million for the three month periods ended March 31, 2014 and 2013, respectively. Actual results may differ from this estimate.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 64.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM CORPORATION
(Registrant)	(Registrant)

/s/ Anthony W. Thomas	/s/ Anthony W. Thomas
Anthony W. Thomas Chief Financial Officer (Principal Financial Officer)	Anthony W. Thomas Chief Financial Officer (Principal Financial Officer)
May 8, 2014	May 8, 2014

WINDSTREAM HOLDINGS, INC. WINDSTREAM CORPORATION FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

(a)	Filed herewith.