Form 10-Q
period 2014-06-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM CORP
filed 2014-08-07
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 31, 2014, 602,673,743 shares of common stock of Windstream Holdings, Inc. and 1,000 shares of common stock of Windstream Corporation were outstanding. All of Windstream Corporation’s outstanding common stock, for which there is no trading market, is held by Windstream Holdings, Inc.

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

The Exhibit Index is located on page 71.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2014	2013	2014	2013
Revenues and sales:
Service revenues:
Business	$903.8	$914.3	$1,813.8	$1,830.1
Consumer	316.8	325.8	629.8	652.7
Wholesale	141.0	150.7	282.7	302.6
Other	56.1	54.6	111.1	111.3
Total service revenues	1,417.7	1,445.4	2,837.4	2,896.7
Product sales	48.3	56.3	93.5	101.5
Total revenues and sales	1,466.0	1,501.7	2,930.9	2,998.2
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	652.3	646.6	1,296.9	1,287.8
Cost of products sold	40.0	49.4	81.1	92.0
Selling, general and administrative	250.6	237.0	502.8	474.5
Depreciation and amortization	344.0	332.2	682.9	661.5
Merger and integration costs	8.1	6.9	16.0	12.0
Restructuring charges	3.8	2.6	16.2	7.5
Total costs and expenses	1,298.8	1,274.7	2,595.9	2,535.3
Operating income	167.2	227.0	335.0	462.9
Other (expense) income, net	(0.7)	(1.7)	0.2	0.6
Loss on early extinguishment of debt	—	—	—	(13.8)
Interest expense	(142.5)	(162.0)	(284.4)	(330.9)
Income from continuing operations before income taxes	24.0	63.3	50.8	118.8
Income taxes	10.0	24.0	20.8	27.5
Income from continuing operations	14.0	39.3	30.0	91.3
Discontinued operations	—	0.4	—	0.7
Net income	$14.0	$39.7	$30.0	$92.0
Basic and diluted earnings per share:
From continuing operations	$.02	$.06	$.05	$.15
From discontinued operations	—	—	—	—
Net income	$.02	$.06	$.05	$.15

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2014	2013	2014	2013
Net income	$14.0	$39.7	$30.0	$92.0
Other comprehensive (loss) income:
Interest rate swaps:
Changes in designated interest rate swaps	(13.0)	29.0	(19.9)	28.5
Amortization of unrealized losses on de-designated interest rate swaps	4.1	12.4	8.3	25.6
Income tax benefit (expense)	3.4	(15.9)	4.4	(20.7)
Unrealized holding (loss) gain on interest rate swaps	(5.5)	25.5	(7.2)	33.4
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	3.7	4.2	2.9	4.2
Plan curtailment	—	(5.5)	(9.5)	(25.3)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.1	—	0.8
Amortization of prior service credits	(1.1)	(2.0)	(2.8)	(4.8)
Income tax (expense) benefit	(0.9)	1.5	3.6	9.8
Change in postretirement and pension plans	1.7	(1.7)	(5.8)	(15.3)
Other comprehensive (loss) income	(3.8)	23.8	(13.0)	18.1
Comprehensive income	$10.2	$63.5	$17.0	$110.1

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$54.8	$48.2
Restricted cash	7.9	9.7
Accounts receivable (less allowance for doubtful
accounts of $39.4 and $40.0, respectively)	630.9	635.3
Inventories	64.5	67.7
Deferred income taxes	98.7	241.5
Prepaid income taxes	17.4	29.7
Prepaid expenses and other	156.8	152.7
Total current assets	1,031.0	1,184.8
Goodwill	4,331.4	4,331.4
Other intangibles, net	1,889.4	2,020.1
Net property, plant and equipment	5,540.7	5,702.6
Other assets	193.2	205.7
Total Assets	$12,985.7	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$92.5	$85.0
Current portion of interest rate swaps	30.1	30.0
Accounts payable	361.4	385.9
Advance payments and customer deposits	220.9	223.5
Accrued dividends	152.3	151.1
Accrued taxes	95.0	104.2
Accrued interest	102.2	103.5
Other current liabilities	350.9	362.4
Total current liabilities	1,405.3	1,445.6
Long-term debt	8,593.1	8,622.2
Deferred income taxes	1,897.9	2,038.3
Other liabilities	499.2	498.3
Total liabilities	12,395.5	12,604.4
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
602.7 and 596.2 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	574.6	811.6
Accumulated other comprehensive income	15.5	28.5
Retained earnings	—	—
Total shareholders’ equity	590.2	840.2
Total Liabilities and Shareholders’ Equity	$12,985.7	$13,444.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2014	2013
Cash Provided from Operations:
Net income	$30.0	$92.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	682.9	661.9
Provision for doubtful accounts	23.0	33.0
Share-based compensation expense	27.7	22.8
Deferred income taxes	10.5	44.0
Unamortized net premium on retired debt	—	(38.7)
Amortization of unrealized losses on de-designated interest rate swaps	8.3	25.6
Plan curtailment and other, net	5.7	(22.8)
Changes in operating assets and liabilities, net
Accounts receivable	(18.7)	(32.4)
Prepaid income taxes	12.4	0.1
Prepaid expenses and other	(16.7)	(24.2)
Accounts payable	(38.8)	(33.8)
Accrued interest	(2.3)	15.6
Accrued taxes	(9.2)	(1.0)
Other current liabilities	(11.9)	(23.1)
Other liabilities	(9.7)	(12.9)
Other, net	(11.6)	6.5
Net cash provided from operations	681.6	712.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(358.8)	(472.2)
Broadband network expansion funded by stimulus grants	(10.3)	(20.1)
Changes in restricted cash	1.8	11.4
Grant funds received for broadband stimulus projects	21.7	35.7
Grant funds received from Connect America Fund	26.0	—
Net cash used in investing activities	(319.6)	(445.2)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(300.9)	(296.3)
Repayments of debt and swaps	(668.5)	(2,426.2)
Proceeds of debt issuance	635.0	2,435.0
Debt issuance costs	—	(19.6)
Payments under capital lease obligations	(12.1)	(8.2)
Other, net	(8.9)	(5.8)
Net cash used in financing activities	(355.4)	(321.1)
Increase (decrease) in cash and cash equivalents	6.6	(53.7)
Cash and Cash Equivalents:
Beginning of period	48.2	132.0
End of period	$54.8	$78.3
Supplemental Cash Flow Disclosures:
Interest paid	$283.6	$294.1
Income taxes paid, net	$1.1	$3.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$811.7	$28.5	$—	$840.2
Net income	—	—	30.0	30.0
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(5.8)	—	(5.8)
Amortization of unrealized losses on de-designated interest rate swaps	—	5.1	—	5.1
Changes in designated interest rate swaps	—	(12.3)	—	(12.3)
Comprehensive (loss) income	—	(13.0)	30.0	17.0
Share-based compensation expense (See Note 11)	14.1	—	—	14.1
Stock options exercised	0.9	—	—	0.9
Stock issued to employee savings plan (See Note 7)	21.6	—	—	21.6
Stock issued to qualified pension plan (See Note 7)	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(10.2)	—	—	(10.2)
Dividends of $0.50 per share declared to shareholders	(271.7)	—	(30.0)	(301.7)
Balance at June 30, 2014	$574.7	$15.5	$—	$590.2

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2014	2013	2014	2013
Revenues and sales:
Service revenues:
Business	$903.8	$914.3	$1,813.8	$1,830.1
Consumer	316.8	325.8	629.8	652.7
Wholesale	141.0	150.7	282.7	302.6
Other	56.1	54.6	111.1	111.3
Total service revenues	1,417.7	1,445.4	2,837.4	2,896.7
Product sales	48.3	56.3	93.5	101.5
Total revenues and sales	1,466.0	1,501.7	2,930.9	2,998.2
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	652.3	646.6	1,296.9	1,287.8
Cost of products sold	40.0	49.4	81.1	92.0
Selling, general and administrative	249.5	237.0	501.2	474.5
Depreciation and amortization	344.0	332.2	682.9	661.5
Merger and integration costs	8.1	6.9	16.0	12.0
Restructuring charges	3.8	2.6	16.2	7.5
Total costs and expenses	1,297.7	1,274.7	2,594.3	2,535.3
Operating income	168.3	227.0	336.6	462.9
Other (expense) income, net	(0.7)	(1.7)	0.2	0.6
Loss on early extinguishment of debt	—	—	—	(13.8)
Interest expense	(142.5)	(162.0)	(284.4)	(330.9)
Income from continuing operations before income taxes	25.1	63.3	52.4	118.8
Income taxes	10.4	24.0	21.4	27.5
Income from continuing operations	14.7	39.3	31.0	91.3
Discontinued operations	—	0.4	—	0.7
Net income	$14.7	$39.7	$31.0	$92.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2014	2013	2014	2013
Net income	$14.7	$39.7	$31.0	$92.0
Other comprehensive (loss) income:
Interest rate swaps:
Changes in designated interest rate swaps	(13.0)	29.0	(19.9)	28.5
Amortization of unrealized losses on de-designated interest rate swaps	4.1	12.4	8.3	25.6
Income tax benefit (expense)	3.4	(15.9)	4.4	(20.7)
Unrealized holding (loss) gain on interest rate swaps	(5.5)	25.5	(7.2)	33.4
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	3.7	4.2	2.9	4.2
Plan curtailment	—	(5.5)	(9.5)	(25.3)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.1	—	0.8
Amortization of prior service credits	(1.1)	(2.0)	(2.8)	(4.8)
Income tax (expense) benefit	(0.9)	1.5	3.6	9.8
Change in postretirement and pension plans	1.7	(1.7)	(5.8)	(15.3)
Other comprehensive (loss) income	(3.8)	23.8	(13.0)	18.1
Comprehensive income	$10.9	$63.5	$18.0	$110.1

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except number of shares)	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$54.8	$48.2
Restricted cash	7.9	9.7
Accounts receivable (less allowance for doubtful
accounts of $39.4 and $40.0, respectively)	630.9	635.3
Inventories	64.5	67.7
Deferred income taxes	98.7	241.5
Prepaid income taxes	17.4	29.7
Prepaid expenses and other	156.8	152.7
Total current assets	1,031.0	1,184.8
Goodwill	4,331.4	4,331.4
Other intangibles, net	1,889.4	2,020.1
Net property, plant and equipment	5,540.7	5,702.6
Other assets	193.2	205.7
Total Assets	$12,985.7	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$92.5	$85.0
Current portion of interest rate swaps	30.1	30.0
Accounts payable	361.4	385.9
Advance payments and customer deposits	220.9	223.5
Payable to Windstream Holdings, Inc.	152.3	150.7
Accrued taxes	95.0	104.3
Accrued interest	102.2	103.5
Other current liabilities	350.9	362.4
Total current liabilities	1,405.3	1,445.3
Long-term debt	8,593.1	8,622.2
Deferred income taxes	1,897.9	2,038.3
Other liabilities	499.2	498.3
Total liabilities	12,395.5	12,604.1
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock, 1,000 shares issued and outstanding (See Note 1)	—	—
Additional paid-in capital	574.7	812.0
Accumulated other comprehensive income	15.5	28.5
Retained earnings	—	—
Total shareholders’ equity	590.2	840.5
Total Liabilities and Shareholders’ Equity	$12,985.7	$13,444.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2014	2013
Cash Provided from Operations:
Net income	$31.0	$92.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	682.9	661.9
Provision for doubtful accounts	23.0	33.0
Share-based compensation expense	27.7	22.8
Deferred income taxes	10.5	44.0
Unamortized net premium on retired debt	—	(38.7)
Amortization of unrealized losses on de-designated interest rate swaps	8.3	25.6
Plan curtailment and other, net	5.7	(22.8)
Changes in operating assets and liabilities, net
Accounts receivable	(18.7)	(32.4)
Prepaid income taxes	12.4	0.1
Prepaid expenses and other	(16.7)	(24.2)
Accounts payable	(38.8)	(33.8)
Accrued interest	(2.3)	15.6
Accrued taxes	(9.3)	(1.0)
Other current liabilities	(11.9)	(23.1)
Other liabilities	(9.7)	(12.9)
Other, net	(11.6)	6.5
Net cash provided from operations	682.5	712.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(358.8)	(472.2)
Broadband network expansion funded by stimulus grants	(10.3)	(20.1)
Changes in restricted cash	1.8	11.4
Grant funds received for broadband stimulus projects	21.7	35.7
Grant funds received from Connect America Fund	26.0	—
Net cash used in investing activities	(319.6)	(445.2)
Cash Flows from Financing Activities:
Dividends paid to shareholders	—	(296.3)
Distributions to Windstream Holdings, Inc.	(301.8)	—
Repayments of debt and swaps	(668.5)	(2,426.2)
Proceeds of debt issuance	635.0	2,435.0
Debt issuance costs	—	(19.6)
Payments under capital lease obligations	(12.1)	(8.2)
Other, net	(8.9)	(5.8)
Net cash used in financing activities	(356.3)	(321.1)
Increase (decrease) in cash and cash equivalents	6.6	(53.7)
Cash and Cash Equivalents:
Beginning of period	48.2	132.0
End of period	$54.8	$78.3
Supplemental Cash Flow Disclosures:
Interest paid	$283.6	$294.1
Income taxes paid, net	$1.1	$3.9
See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$812.0	$28.5	$—	$840.5
Net income	—	—	31.0	31.0
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(5.8)	—	(5.8)
Amortization of unrealized losses on de-designated interest rate swaps	—	5.1	—	5.1
Changes in designated interest rate swaps	—	(12.3)	—	(12.3)
Comprehensive (loss) income	—	(13.0)	31.0	18.0
Share-based compensation expense (See Note 11)	14.1	—	—	14.1
Stock options exercised	0.9	—	—	0.9
Stock issued to employee savings plan (See Note 7)	21.6	—	—	21.6
Stock issued to qualified pension plan (See Note 7)	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(10.1)	—	—	(10.1)
Distributions payable to Windstream Holdings, Inc.	(272.1)	—	(31.0)	(303.1)
Balance at June 30, 2014	$574.7	$15.5	$—	$590.2

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

Organizational Structure – Windstream Holdings, Inc. ("Windstream Holdings") is a publicly traded holding company and the parent of Windstream Corporation ("Windstream Corp."). Windstream Holdings common stock trades on the Nasdaq Global Select Market under the ticker symbol "WIN". Windstream Corp. common stock, consisting of 1,000 shares outstanding, all of which are held by Windstream Holdings, does not trade on any stock market. Windstream Corp. and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the Securities and Exchange Commission ("SEC"). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.’s debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

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

Business service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services to enterprise and small-business customers, and revenues from other carriers for special access circuits and fiber connections. Consumer service revenues are generated from the provisioning of high-speed Internet, voice and video services to consumers. Wholesale service revenues include switched access revenues, Universal Service Fund ("USF") revenues and voice and data services sold on a wholesale basis. Other service revenues include USF surcharge revenues, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Recently Issued Authoritative Guidance

Revenue Recognition – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are in the process of determining the method of adoption and assessing the impact of the ASU on our consolidated financial statements.

Discontinued Operations – In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material effect on our consolidated results of operations, financial position or liquidity.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Goodwill and Other Intangible Assets, Continued:

As of January 1, 2014, we have three reporting units, excluding corporate-level activities. After considering changes to assumptions used in our most recent quantitative testing completed as of November 30, 2013, including general economic conditions, capital markets, telecommunications industry competition and trends, changes in common stock prices, our results of operations, and the magnitude of the excess of the fair value over the carrying value of each of our reporting units as determined in our most recent quantitative testing, we concluded that it is more likely than not that the fair value of our reporting units is not less than their respective carrying values and, therefore, we did not perform a quantitative analysis.

Other intangible assets arising from business combinations are initially recorded at estimated fair value and amortized over the estimated useful lives.

Intangible assets were as follows at:

	June 30, 2014			December 31, 2013
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(221.8)	$1,063.3	$1,285.1	$(200.4)	$1,084.7
Customer lists	1,914.0	(1,100.3)	813.7	1,914.0	(991.9)	922.1
Cable franchise rights	39.8	(27.6)	12.2	39.8	(27.0)	12.8
Other	37.9	(37.7)	0.2	37.9	(37.4)	0.5
Balance	$3,276.8	$(1,387.4)	$1,889.4	$3,276.8	$(1,256.7)	$2,020.1

Intangible asset amortization methodology and useful lives were as follows as of June 30, 2014:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $65.1 million and $130.7 million for the three and six month periods ended June 30, 2014, as compared to $73.9 million and $148.3 million for the same period in 2013. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the twelve month periods ended June 30:

Year	(Millions)
2015	$237.0
2016	204.0
2017	171.1
2018	143.7
2019	116.9
Thereafter	1,016.7
Total	$1,889.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations:

Windstream Holdings has no debt obligations. All debt, including the facility described below, have been incurred by Windstream Corp. and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	June 30, 2014	December 31, 2013
Issued by Windstream Corp.:
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	$365.8	$387.3
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017	270.0	277.5
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020	1,324.8	1,331.6
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	587.1	590.0
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	610.0	590.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	950.0	950.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	700.0
Issued by subsidiaries of Windstream Corp.:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	2.0	2.0
Debentures and notes, without collateral:
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Premium on long-term debt, net	25.9	28.8
	8,685.6	8,707.2
Less current maturities	(92.5)	(85.0)
Total long-term debt	$8,593.1	$8,622.2

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

Revolving Line of Credit - During the first six months of 2014, Windstream Corp. borrowed an additional $635.0 million under the revolving line of credit in its senior secured credit facility and repaid $615.0 million of these borrowings through June 30, 2014. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $16.6 million, the amount available for borrowing under the revolving line of credit was $623.4 million at June 30, 2014.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

During the first half of 2014, the variable interest rate on the revolving line of credit ranged from 2.41 percent to 4.50 percent, and the weighted average rate on amounts outstanding during the period was 2.51 percent. Comparatively, the variable interest rate ranged from 2.45 percent to 4.50 percent during the first six months of 2013, with a weighted average rate on amounts outstanding during the period of 2.63 percent. The revolving line of credit will expire on December 17, 2015.

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

Debt Compliance

The terms of Windstream Corp.'s credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Corp.'s ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of June 30, 2014, Windstream Corp. was in compliance with all of these covenants.

In addition, certain of Windstream Corp.'s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Corp.'s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp.'s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. Windstream Corp. and its subsidiaries were in compliance with these covenants as of June 30, 2014.

Maturities for long-term debt outstanding as of June 30, 2014, excluding $25.9 million of unamortized net premium, were as follows for each of the twelve month periods ended June 30:

Year	(Millions)
2015	$92.5
2016	702.5
2017	329.2
2018	1,299.5
2019	869.5
Thereafter	5,366.5
Total	$8,659.7

Loss on Early Extinguishment of Debt

During the six month period ended June 30, 2013, Windstream Corp. retired all $650.0 million of the outstanding PAETEC 2017 Notes. As noted above, the PAETEC 2017 Notes were repurchased using proceeds from the issuance of the 2023 Notes. Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and as a result, Windstream Corp. recognized losses on extinguishment of debt of $13.8 million during the six month period ended June 30, 2013.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Capital Lease Obligations, Continued:

The loss on early extinguishment of debt was as follows for the six month period ended June 30, 2013:

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

Capital Lease Obligations

We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other liabilities and other current liabilities. During the six month periods ended June 30, 2014 and 2013, we acquired equipment under capital leases of $0.9 million and $29.3 million, respectively.

Future minimum lease payments under capital lease obligations were as follows for each of the twelve month periods ended June 30:

Year	(Millions)
2015	$31.1
2016	25.5
2017	12.0
2018	1.7
2019	1.5
Thereafter	1.2
Total future payments	73.0
Less: Amounts representing interest	5.0
Present value of minimum lease payments	$68.0

Interest Expense

Interest expense was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2014	2013	2014	2013
Interest expense related to long-term debt	$135.0	$148.7	$269.5	$302.8
Impact of interest rate swaps	7.4	15.2	14.8	31.1
Interest on capital leases and other	1.0	0.6	2.1	1.3
Less capitalized interest expense	(0.9)	(2.5)	(2.0)	(4.3)
Total interest expense	$142.5	$162.0	$284.4	$330.9

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

In 2006, Windstream Corp. entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. Windstream Corp. renegotiated the four interest rate swap agreements on December 3, 2010, and again on August 21, 2012, each time lowering the fixed interest rate paid and extending the maturity. As a result of the August 21, 2012 transaction, Windstream Corp. reduced its fixed interest rate paid from 4.553 percent to 3.391 percent effective October 17, 2012. The fixed interest rate paid includes a component which serves to settle the liability existing on Windstream Corp. swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate ("LIBOR"). The swaps had a notional value of $900.0 million as of June 30, 2014, where it will remain until maturity on October 17, 2019.

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

Set forth below is information related to the interest rate swap agreements:

(Millions, except for percentages)	June 30, 2014	December 31, 2013
Designated portion, measured at fair value:
Other current liabilities	$30.1	$30.0
Other non-current liabilities	$52.7	$41.8
Accumulated other comprehensive income	$8.3	$28.2
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(16.4)	$(24.7)
Weighted average fixed rate paid	3.57%	3.57%
Variable rate received	0.15%	0.16%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other (expense) income, net in our consolidated statements of income. Ineffectiveness recognized on the cash flow hedges was $(0.2) million for both the three and six month periods ended June 30, 2014. Comparatively, we recognized increases to earnings of $1.0 million and $2.2 million related to ineffectiveness of the cash flow hedges for the three and six month periods ended June 30, 2013, respectively.

Windstream Corp.'s original four swaps are off-market swaps, meaning they contain an embedded financing element, which the swap counterparties recover through an incremental charge in the fixed rate over what would be charged for an on-market swap. As such, a portion of the cash payment on the swaps represents the rate that Windstream Corp. would pay on a hypothetical on- market interest rate swap and is recognized in interest expense. The remaining portion represents the repayment of the embedded financing element and reduces the swap liability.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives, Continued:

All or a portion of the change in fair value of Windstream Corp.'s interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Corp. extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps would be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Corp. determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Corp. has assessed the counterparty risk and determined that no substantial risk of default exists as of June 30, 2014. Each counterparty is a bank with a current credit rating at or above A.

Windstream Corp. expects to recognize losses of $8.8 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at June 30, 2014. Payments on the original four swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in the value of these derivative instruments were as follows for the six month periods ended June 30:

(Millions)	2014	2013
Changes in fair value of effective portion, net of tax (a)	$(12.3)	$17.6
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$5.1	$15.8

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Corp. were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Corp.'s creditworthiness in an adverse manner, Windstream Corp. may be required to fully collateralize its derivative obligations. At June 30, 2014, Windstream Corp. had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Corp. is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Corp. does not offset assets and liabilities under these arrangements.

As of June 30, 2014 and December 31, 2013, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheets. The following table presents the liabilities subject to an enforceable master netting arrangement as of June 30, 2014 and December 31, 2013.

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2014:
Derivatives	$82.8	$82.8	$—	$—	$82.8

December 31, 2013:
Derivatives	$71.8	$71.8	$—	$—	$71.8

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the six month period ended June 30, 2014 requiring these non-financial assets and liabilities to be subsequently recognized at fair value.

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, income tax receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable, income tax receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of June 30, 2014 or December 31, 2013.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	June 30, 2014	December 31, 2013
Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest rate swap liabilities - Level 2	$82.8	$71.8

Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 1	$5,868.3	$5,270.0
Long-term debt, including current maturities - Level 2	3,220.5	3,738.2
	$9,088.8	$9,008.2

(a)
Recognized at carrying value of $8,685.6 million and $8,707.2 million in long-term debt, including current maturities, in the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Corp.'s own non-performance risk and non-performance risk of the respective counterparties. As of June 30, 2014 and December 31, 2013, the fair values of the interest rate swaps were reduced by $2.3 million and $2.6 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six month period ended June 30, 2014.

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

The components of pension benefit expense (including provision for executive retirement agreements) were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2014	2013	2014	2013
Benefits earned during the period	$1.9	$2.6	$4.1	$5.3
Interest cost on benefit obligation	14.8	13.2	29.5	26.3
Net actuarial loss	6.4	3.7	6.4	3.7
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(16.7)	(17.1)	(33.9)	(34.1)
Net periodic benefit expense	$6.3	$2.3	$6.0	$1.1

The components of postretirement benefits income were as follows for the three and six month periods ended June 30 :

	Three Months Ended		Six Months Ended
(Millions)	2014	2013	2014	2013
Interest cost on benefit obligation	$0.1	$0.3	$0.5	$0.7
Amortization of net actuarial loss	—	0.1	—	0.8
Amortization of prior service credit	(1.0)	(1.9)	(2.7)	(4.7)
Plan curtailments	—	(5.6)	(9.5)	(25.7)
Net periodic benefit income	$(0.9)	$(7.1)	$(11.7)	$(28.9)

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

During the first two quarters of 2013, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective August 1, 2013 or January 1, 2014. As a result, we remeasured the plan and recognized curtailment gains of $25.7 million, of which $19.6 million was recognized in cost of services expenses and $6.1 million was recognized in selling, general and administrative expenses, with the offsetting effects recorded as reductions in accumulated other comprehensive income of $25.3 million and other liabilities of $0.4 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

We contributed $1.7 million to the postretirement plan during the six month period ended June 30, 2014, and expect to contribute an additional $0.9 million for postretirement benefits throughout the remainder of 2014, excluding amounts that will be funded by participant contributions to the plan. On March 7, 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet our 2013 funding requirements. At the time of this contribution, the shares had an appraised value, as determined by a third party valuation firm, of approximately $8.3 million. On July 10, 2014, we contributed certain of our owned real property with an appraised value of $45.2 million to the Windstream Pension Plan (see Note 13). We may make additional contributions to the plan in 2014. Any such contributions will be funded using cash, Windstream common stock or other assets, or a combination thereof.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $9.9 million and $9.3 million in the six month periods ended June 30, 2014 and 2013, respectively, related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of income. Expense related to our 2014 matching contribution expected to be made in Windstream stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. Additionally, we contributed 2.7 million shares of our common stock to the plan for the 2013 annual matching contribution during the six month period ended June 30, 2014. At the time of our contribution, the shares had a value of approximately $21.6 million as determined by the plan trustee.

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

On February 21, 2014, we announced a reduction in our workforce to increase operational efficiency. As a result, we eliminated approximately 400 positions on or before March 3, 2014, with about 175 of the eliminated positions resulting from a voluntary separation initiative. In connection with this workforce reduction, we incurred pre-tax restructuring charges of $12.1 million for the six month period ended June 30, 2014, primarily consisting of severance and other employee benefit costs.

The following is a summary of the merger, integration and restructuring charges recorded for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2014	2013	2014	2013
Merger and integration costs:
Employee related transition costs	$—	$2.0	$—	$3.7
Information technology conversion costs	4.4	3.5	11.5	4.9
Rebranding, consulting and other costs	3.7	1.4	4.5	3.4
Total merger and integration costs	8.1	6.9	16.0	12.0
Restructuring charges	3.8	2.6	16.2	7.5
Total merger, integration and restructuring charges	$11.9	$9.5	$32.2	$19.5

After giving consideration to tax benefits on deductible items, merger, integration and restructuring charges decreased net income $7.3 million and $19.8 million for the three and six month periods ended June 30, 2014, respectively, as compared to $6.0 million and $12.2 million for the same periods in 2013.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with merger, integration and restructuring charges at June 30:

(Millions)	2014
Balance, beginning of period	$14.0
Merger, integration and restructuring charges	32.2
Cash outlays during the period	(41.2)
Balance, end of period	$5.0

As of June 30, 2014, unpaid merger, integration and restructuring liabilities consisted of $0.5 million primarily associated with the restructuring initiatives and $4.5 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

9. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	June 30, 2014	December 31, 2013
Pension and postretirement plans	$20.6	$26.4
Unrealized holding gains (losses) on interest rate swaps:
Designated portion	5.1	17.4
De-designated portion	(10.2)	(15.3)
Accumulated other comprehensive income	$15.5	$28.5

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Gains (Losses) on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2013	$2.1	$26.4	$28.5
Other comprehensive (loss) income before reclassifications	(12.3)	1.8	(10.5)
Amounts reclassified from other accumulated comprehensive income (a)	5.1	(7.6)	(2.5)
Balance at June 30, 2014	$(5.1)	$20.6	$15.5

(a)	See separate table below for details about these reclassifications.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows for the three and six month periods ended June 30:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended		Six Months Ended			Affected Line Item in the Consolidated Statements of Income
	2014	2013	2014	2013
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$4.1	$12.4	$8.3	$25.6		Interest expense
	4.1	12.4	8.3	25.6		Income from continuing operations before income taxes
	(1.6)	(4.8)	(3.2)	(9.8)		Income taxes
	2.5	7.6	5.1	15.8		Net income
Pension and postretirement plans:
Plan curtailments	—	(5.5)	(9.5)	(25.3)	(a)
Amortization of net actuarial loss	—	0.1	—	0.8	(a)
Amortization of prior service credits	(1.1)	(2.0)	(2.8)	(4.8)	(a)
	(1.1)	(7.4)	(12.3)	(29.3)		Income from continuing operations before income taxes
	0.5	3.0	4.7	11.3		Income taxes
	(0.6)	(4.4)	(7.6)	(18.0)		Net income
Total reclassifications for the period, net of tax	$1.9	$3.2	$(2.5)	$(2.2)		Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit income. See Note 7 for additional details.

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

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of June 30, 2014, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Options and warrants granted in conjunction with the acquisition of PAETEC are included in the computation of dilutive earnings per share using the treasury stock method.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Earnings per Share, Continued:

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2014	2013	2014	2013
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$14.0	$39.3	$30.0	$91.3
Income from continuing operations allocable to participating securities	(1.2)	(1.0)	(2.5)	(2.1)
Adjusted income from continuing operations attributable to common shares	12.8	38.3	27.5	89.2
Income from discontinued operations	—	0.4	—	0.7
Income from discontinued operations allocable to participating securities	—	—	—	—
Adjusted income from discontinued operations attributable to common shares	—	0.4	—	0.7
Net income attributable to common shares	$12.8	$38.7	$27.5	$89.9

Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	602.6	592.7	600.3	591.6
Weighted average participating securities	(5.0)	(4.1)	(4.4)	(3.9)
Weighted average shares outstanding for basic earnings per share	597.6	588.6	595.9	587.7
Diluted shares outstanding
Weighted average shares outstanding for basic earnings per share	597.6	588.6	595.9	587.7
Effect of dilutive stock options	0.2	0.2	0.1	0.2
Weighted average shares outstanding for diluted earnings per share	597.8	588.8	596.0	587.9
Basic and diluted earnings per share:
From continuing operations	$.02	$.06	$.05	$.15
From discontinued operations	—	—	—	—
Net income	$.02	$.06	$.05	$.15

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled 0.6 million and 0.7 million shares for the three and six month periods ended, 2014, respectively, as compared to 1.1 million and 1.0 million for the same periods in 2013.

11. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the "Incentive Plan"), we may issue a maximum of 35.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of June 30, 2014, the Incentive Plan had remaining capacity of 17.1 million awards. As of June 30, 2014, we had additional remaining capacity of 1.9 million awards from a similar equity incentive plan acquired in the PAETEC acquisition.

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

The vesting periods and grant date fair value for restricted stock and restricted stock units issued during the six month period ended June 30, 2014, were as follows:

(Thousands)	Common Shares
Vest ratably over a three-year service period	2,864.6
Vest ratably over a two-year service period	18.3
Vest variably over a three-year service period	12.2
Vest contingently over a three-year performance period	1,176.3
Vest one year from date of grant, service based (a)	97.8
Vest three years from date of grant, service based	12.2
Total granted	4,181.4
Grant date fair value (Millions)	$34,203.5

(a)	Represents restricted stock granted to non-employee directors.

Restricted stock and restricted stock unit activity for the six month period ended June 30, 2014 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2013	5,259.5	$10.75
Granted	4,181.4	$8.18
Vested	(2,217.2)	$11.24
Forfeited	(313.7)	$9.15
Non-vested at June 30, 2014	6,910.0	$8.92

At June 30, 2014, unrecognized compensation expense totaled $62.1 million and is expected to be recognized over the weighted average vesting period of 1.7 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. Share-based compensation expense for restricted stock and restricted stock units was $7.6 million and $14.1 million for the three and six month periods ended June 30, 2014, respectively, as compared to $6.8 million and $13.5 million for the same periods in 2013.

In addition to including amounts related to restricted stock and restricted units, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to certain executive and management incentive compensation plans and the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream stock. For periods prior to the second quarter of 2014, payments made under the applicable executive and management incentive plans had been in the form of cash. A summary of share-based compensation expense was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2014	2013	2014	2013
Restricted stock and restricted units	$7.6	$6.8	$14.1	$13.5
Employee savings plan (See Note 7)	2.7	3.6	9.9	9.3
Executive and management incentive compensation plans	3.7	—	3.7	—
Share-based compensation expense	$14.0	$10.4	$27.7	$22.8

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

The following information presents condensed consolidated and combined statements of comprehensive income for the three and six month periods ended June 30, 2014 and 2013, condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, and condensed consolidated and combined statements of cash flows for the six month period ended June 30, 2014 and 2013 of Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended June 30, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$258.8	$1,166.0	$(7.1)	$1,417.7
Product sales	—	10.4	37.9	—	48.3
Total revenues and sales	—	269.2	1,203.9	(7.1)	1,466.0
Costs and expenses:
Cost of services	—	93.3	565.0	(6.0)	652.3
Cost of products sold	—	10.2	29.8	—	40.0
Selling, general and administrative	—	29.8	220.8	(1.1)	249.5
Depreciation and amortization	5.4	75.2	263.4	—	344.0
Merger and integration costs	—	—	8.1	—	8.1
Restructuring charges	—	0.7	3.1	—	3.8
Total costs and expenses	5.4	209.2	1,090.2	(7.1)	1,297.7
Operating (loss) income	(5.4)	60.0	113.7	—	168.3
Earnings from consolidated subsidiaries	80.0	12.2	0.6	(92.8)	—
Other (expense) income, net	(0.6)	41.2	(41.3)	—	(0.7)
Intercompany interest income (expense)	31.7	(13.4)	(18.3)	—	—
Interest expense	(131.2)	(1.7)	(9.6)	—	(142.5)
(Loss) income before income taxes	(25.5)	98.3	45.1	(92.8)	25.1
Income tax (benefit) expense	(40.2)	33.0	17.6	—	10.4
Net income	$14.7	$65.3	$27.5	$(92.8)	$14.7
Comprehensive income	$10.9	$65.3	$27.5	$(92.8)	$10.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended June 30, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$268.0	$1,185.9	$(8.5)	$1,445.4
Product sales	—	14.2	42.1	—	56.3
Total revenues and sales	—	282.2	1,228.0	(8.5)	1,501.7
Costs and expenses:
Cost of services	—	90.7	562.4	(6.5)	646.6
Cost of products sold	—	14.6	34.8	—	49.4
Selling, general and administrative	—	22.5	216.5	(2.0)	237.0
Depreciation and amortization	6.1	72.8	253.3	—	332.2
Merger and integration costs	—	—	6.9	—	6.9
Restructuring charges	—	0.4	2.2	—	2.6
Total costs and expenses	6.1	201.0	1,076.1	(8.5)	1,274.7
Operating (loss) income	(6.1)	81.2	151.9	—	227.0
Earnings from consolidated subsidiaries	115.2	20.6	0.8	(136.6)	—
Other income (expense), net	0.8	16.4	(18.9)	—	(1.7)
Intercompany interest income (expense)	34.9	(15.9)	(19.0)	—	—
Interest expense	(152.7)	(1.3)	(8.0)	—	(162.0)
(Loss) income from continuing operations before income taxes	(7.9)	101.0	106.8	(136.6)	63.3
Income tax (benefit) expense	(47.6)	30.9	40.7	—	24.0
Income from continuing operations	39.7	70.1	66.1	(136.6)	39.3
Discontinued operations	—	—	0.4	—	0.4
Net income	$39.7	$70.1	$66.5	$(136.6)	$39.7
Comprehensive income	$63.5	$70.1	$66.5	$(136.6)	$63.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Six Months Ended June 30, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$518.4	$2,330.3	$(11.3)	$2,837.4
Product sales	—	20.4	73.1	—	93.5
Total revenues and sales	—	538.8	2,403.4	(11.3)	2,930.9
Costs and expenses:
Cost of services	—	181.9	1,124.2	(9.2)	1,296.9
Cost of products sold	—	19.7	61.4	—	81.1
Selling, general and administrative	—	52.7	450.6	(2.1)	501.2
Depreciation and amortization	11.0	149.4	522.5	—	682.9
Merger and integration costs	—	—	16.0	—	16.0
Restructuring charges	—	2.9	13.3	—	16.2
Total costs and expenses	11.0	406.6	2,188.0	(11.3)	2,594.3
Operating (loss) income	(11.0)	132.2	215.4	—	336.6
Earnings from consolidated subsidiaries	160.1	24.5	1.2	(185.8)	—
Other (expense) income, net	(0.1)	82.6	(82.3)	—	0.2
Intercompany interest income (expense)	63.3	(27.2)	(36.1)	—	—
Interest expense	(261.9)	(3.2)	(19.3)	—	(284.4)
(Loss) income before income taxes	(49.6)	208.9	78.9	(185.8)	52.4
Income tax (benefit) expense	(80.6)	71.0	31.0	—	21.4
Net income	$31.0	$137.9	$47.9	$(185.8)	$31.0
Comprehensive income	$18.0	$137.9	$47.9	$(185.8)	$18.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Six Months Ended June 30, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$535.5	$2,378.1	$(16.9)	$2,896.7
Product sales	—	28.5	73.0	—	101.5
Total revenues and sales	—	564.0	2,451.1	(16.9)	2,998.2
Costs and expenses:
Cost of services	—	179.0	1,121.7	(12.9)	1,287.8
Cost of products sold	—	29.4	62.6	—	92.0
Selling, general and administrative	—	40.5	438.0	(4.0)	474.5
Depreciation and amortization	12.6	145.2	503.7	—	661.5
Merger and integration costs	—	—	12.0	—	12.0
Restructuring charges	—	1.3	6.2	—	7.5
Total costs and expenses	12.6	395.4	2,144.2	(16.9)	2,535.3
Operating (loss) income	(12.6)	168.6	306.9	—	462.9
Earnings from consolidated subsidiaries	245.8	32.5	1.2	(279.5)	—
Other income (expense), net	2.9	82.1	(84.4)	—	0.6
Loss on early extinguishment of debt	(2.5)	—	(11.3)	—	(13.8)
Intercompany interest income (expense)	70.2	(32.2)	(38.0)	—	—
Interest expense	(308.3)	(3.0)	(19.6)	—	(330.9)
(Loss) income from continuing operations before income taxes	(4.5)	248.0	154.8	(279.5)	118.8
Income tax (benefit) expense	(96.5)	82.8	41.2	—	27.5
Income from continuing operations	92.0	165.2	113.6	(279.5)	91.3
Discontinued operations	—	—	0.7	—	0.7
Net income	$92.0	$165.2	$114.3	$(279.5)	$92.0
Comprehensive income	$110.1	$165.2	$114.3	$(279.5)	$110.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of June 30, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$9.4	$2.0	$43.4	$—	$54.8
Restricted cash	7.9	—	—	—	7.9
Accounts receivable (less allowance for doubtful accounts of $39.4)	4.6	121.4	504.9	—	630.9
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	915.8	1,974.3	(2,890.1)	—
Inventories	—	38.0	26.5	—	64.5
Deferred income taxes	60.4	10.5	27.8	—	98.7
Prepaid income taxes	17.4	—	—	—	17.4
Prepaid expenses and other	4.4	21.1	131.3	—	156.8
Total current assets	104.1	1,113.6	2,708.2	(2,894.9)	1,031.0
Investments in consolidated subsidiaries	10,159.3	959.8	285.7	(11,404.8)	—
Notes receivable - affiliate	—	319.5	—	(319.5)	—
Goodwill	1,649.5	825.6	1,856.3	—	4,331.4
Other intangibles, net	616.5	375.7	897.2	—	1,889.4
Net property, plant and equipment	10.2	1,302.9	4,227.6	—	5,540.7
Other assets	112.9	15.7	64.6	—	193.2
Total Assets	$12,652.5	$4,912.8	$10,039.6	$(14,619.2)	$12,985.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$92.4	$—	$0.1	$—	$92.5
Current portion of interest rate swaps	30.1	—	—	—	30.1
Accounts payable	6.8	59.7	294.9	—	361.4
Affiliates payable, net	3,042.4	—	—	(2,890.1)	152.3
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	16.9	204.0	—	220.9
Accrued taxes	0.2	25.1	69.7	—	95.0
Accrued interest	94.0	2.0	6.2	—	102.2
Other current liabilities	37.6	15.4	297.9	—	350.9
Total current liabilities	3,303.5	119.1	877.6	(2,894.9)	1,405.3
Long-term debt	8,019.1	99.6	474.4	—	8,593.1
Notes payable - affiliate	—	—	319.5	(319.5)	—
Deferred income taxes	669.7	415.9	812.3	—	1,897.9
Other liabilities	70.0	27.7	401.5	—	499.2
Total liabilities	12,062.3	662.3	2,885.3	(3,214.4)	12,395.5
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	574.7	3,794.9	3,979.4	(7,774.3)	574.7
Accumulated other comprehensive income	15.5	—	20.5	(20.5)	15.5
Retained earnings	—	416.2	3,072.5	(3,488.7)	—
Total shareholders’ equity	590.2	4,250.5	7,154.3	(11,404.8)	590.2
Total Liabilities and Shareholders’ Equity	$12,652.5	$4,912.8	$10,039.6	$(14,619.2)	$12,985.7

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from operations	$2.1	$239.2	$441.2	$—	$682.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.9)	(41.3)	(316.6)	—	(358.8)
Broadband network expansion funded by stimulus grants	—	(0.4)	(9.9)	—	(10.3)
Changes in restricted cash	1.8	—	—	—	1.8
Grant funds received for broadband stimulus projects	21.7	—	—	—	21.7
Grant funds received from Connect America Fund	—	9.4	16.6	—	26.0
Net cash provided from (used in) investing activities	22.6	(32.3)	(309.9)	—	(319.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(10.0)	—	(291.8)	—	(301.8)
Repayments of debt and swaps	(668.5)	—	—	—	(668.5)
Proceeds of debt issuance	635.0	—	—	—	635.0
Intercompany transactions, net	23.4	(207.4)	184.0	—	—
Payments under capital lease obligations	—	—	(12.1)	—	(12.1)
Other, net	(8.9)	1.8	(1.8)	—	(8.9)
Net cash used in financing activities	(29.0)	(205.6)	(121.7)	—	(356.3)
(Decrease) increase in cash and cash equivalents	(4.3)	1.3	9.6	—	6.6
Cash and Cash Equivalents:
Beginning of period	13.7	0.7	33.8	—	48.2
End of period	$9.4	$2.0	$43.4	$—	$54.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(60.4)	$290.2	$482.8	$—	$712.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.2)	(90.7)	(381.3)	—	(472.2)
Broadband network expansion funded by stimulus grants	—	(2.6)	(17.5)	—	(20.1)
Changes in restricted cash	9.9	—	1.5	—	11.4
Grant funds received for broadband stimulus projects	35.7	—	—	—	35.7
Net cash provided from (used in) investing activities	45.4	(93.3)	(397.3)	—	(445.2)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(296.3)	—	—	—	(296.3)
Repayments of debt and swaps	(1,776.2)	—	(650.0)	—	(2,426.2)
Proceeds of debt issuance	2,435.0	—	—	—	2,435.0
Debt issuance costs	(19.6)	—	—	—	(19.6)
Intercompany transactions, net	(349.3)	(199.9)	549.2	—	—
Payments under capital lease obligations	—	0.5	(8.7)	—	(8.2)
Other, net	(5.8)	1.8	(1.8)	—	(5.8)
Net cash used in financing activities	(12.2)	(197.6)	(111.3)	—	(321.1)
Decrease in cash and cash equivalents	(27.2)	(0.7)	(25.8)	—	(53.7)
Cash and Cash Equivalents:
Beginning of period	57.5	1.1	73.4	—	132.0
End of period	$30.3	$0.4	$47.6	$—	$78.3

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

The following information presents condensed consolidated and combined statements of comprehensive income for the three and six month periods ended June 30, 2014 and 2013, condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, condensed consolidated and combined statements of cash flows for the three and six month periods ended June 30, 2014 and 2013 of Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended June 30, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$486.4	$932.1	$(0.8)	$1,417.7
Product sales	—	—	34.1	14.5	(0.3)	48.3
Total revenues and sales	—	—	520.5	946.6	(1.1)	1,466.0
Costs and expenses:
Cost of services	—	—	295.3	357.8	(0.8)	652.3
Cost of products sold	—	—	26.5	13.6	(0.1)	40.0
Selling, general and administrative	—	—	135.3	114.4	(0.2)	249.5
Depreciation and amortization	5.4	—	104.1	234.5	—	344.0
Merger and integration costs	—	—	—	8.1	—	8.1
Restructuring charges	—	—	1.4	2.4	—	3.8
Total costs and expenses	5.4	—	562.6	730.8	(1.1)	1,297.7
Operating (loss) income	(5.4)	—	(42.1)	215.8	—	168.3
Earnings (losses) from consolidated subsidiaries	80.0	(19.2)	—	0.1	(60.9)	—
Other (expense) income, net	(0.6)	—	(0.2)	0.1	—	(0.7)
Intercompany interest income (expense)	31.7	—	—	(31.7)	—	—
Interest (expense) income	(131.2)	(9.5)	0.1	(1.9)	—	(142.5)
(Loss) income before income taxes	(25.5)	(28.7)	(42.2)	182.4	(60.9)	25.1
Income tax (benefit) expense	(40.2)	(3.7)	(16.4)	70.7	—	10.4
Net income (loss)	$14.7	$(25.0)	$(25.8)	$111.7	$(60.9)	$14.7
Comprehensive income (loss)	$10.9	$(25.0)	$(25.8)	$111.7	$(60.9)	$10.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended June 30, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$485.2	$961.7	$(1.5)	$1,445.4
Product sales	—	—	38.1	18.4	(0.2)	56.3
Total revenues and sales	—	—	523.3	980.1	(1.7)	1,501.7
Costs and expenses:
Cost of services	—	—	301.7	345.7	(0.8)	646.6
Cost of products sold	—	—	29.2	20.5	(0.3)	49.4
Selling, general and administrative	—	—	131.4	106.2	(0.6)	237.0
Depreciation and amortization	6.1	—	97.4	228.7	—	332.2
Merger and integration costs	—	—	—	6.9	—	6.9
Restructuring charges	—	—	0.9	1.7	—	2.6
Total costs and expenses	6.1	—	560.6	709.7	(1.7)	1,274.7
Operating (loss) income	(6.1)	—	(37.3)	270.4	—	227.0
Earnings (losses) from consolidated subsidiaries	115.2	(21.3)	(0.4)	0.2	(93.7)	—
Other income (expense), net	0.8	—	0.9	(3.4)	—	(1.7)
Intercompany interest income (expense)	34.9	—	—	(34.9)	—	—
Interest (expense) income	(152.7)	(9.3)	0.1	(0.1)	—	(162.0)
(Loss) income from continuing operations before income taxes	(7.9)	(30.6)	(36.7)	232.2	(93.7)	63.3
Income tax (benefit) expense	(47.6)	(3.6)	(14.0)	89.2	—	24.0
Income (loss) from continuing operations	39.7	(27.0)	(22.7)	143.0	(93.7)	39.3
Discontinued operations	—	—	0.4	—	—	0.4
Net income (loss)	$39.7	$(27.0)	$(22.3)	$143.0	$(93.7)	$39.7
Comprehensive income (loss)	$63.5	$(27.0)	$(22.3)	$143.0	$(93.7)	$63.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Six Months Ended June 30, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$972.9	$1,866.5	$(2.0)	$2,837.4
Product sales	—	—	64.6	28.9	—	93.5
Total revenues and sales	—	—	1,037.5	1,895.4	(2.0)	2,930.9
Costs and expenses:
Cost of services	—	—	587.5	711.0	(1.6)	1,296.9
Cost of products sold	—	—	54.3	26.6	0.2	81.1
Selling, general and administrative	—	—	274.2	227.6	(0.6)	501.2
Depreciation and amortization	11.0	—	205.9	466.0	—	682.9
Merger and integration costs	—	—	—	16.0	—	16.0
Restructuring charges	—	—	5.8	10.4	—	16.2
Total costs and expenses	11.0	—	1,127.7	1,457.6	(2.0)	2,594.3
Operating (loss) income	(11.0)	—	(90.2)	437.8	—	336.6
Earnings (losses) from consolidated subsidiaries	160.1	(44.9)	(0.1)	0.2	(115.3)	—
Other (expense) income, net	(0.1)	—	0.1	0.2	—	0.2
Intercompany interest income (expense)	63.3	—	—	(63.3)	—	—
Interest (expense) income	(261.9)	(19.1)	0.2	(3.6)	—	(284.4)
(Loss) income before income taxes	(49.6)	(64.0)	(90.0)	371.3	(115.3)	52.4
Income tax (benefit) expense	(80.6)	(7.4)	(34.8)	144.2	—	21.4
Net income (loss)	$31.0	$(56.6)	$(55.2)	$227.1	$(115.3)	$31.0
Comprehensive income (loss)	$18.0	$(56.6)	$(55.2)	$227.1	$(115.3)	$18.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Comprehensive Income (Unaudited)
	Six Months Ended June 30, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$965.7	$1,934.0	$(3.0)	$2,896.7
Product sales	—	—	65.2	36.9	(0.6)	101.5
Total revenues and sales	—	—	1,030.9	1,970.9	(3.6)	2,998.2
Costs and expenses:
Cost of services	—	—	591.0	698.4	(1.6)	1,287.8
Cost of products sold	—	—	52.3	40.4	(0.7)	92.0
Selling, general and administrative	—	—	264.5	211.3	(1.3)	474.5
Depreciation and amortization	12.6	—	192.9	456.0	—	661.5
Merger and integration costs	—	—	—	12.0	—	12.0
Restructuring charges	—	—	2.5	5.0	—	7.5
Total costs and expenses	12.6	—	1,103.2	1,423.1	(3.6)	2,535.3
Operating (loss) income	(12.6)	—	(72.3)	547.8	—	462.9
Earnings (losses) from consolidated subsidiaries	245.8	(40.0)	(0.4)	0.5	(205.9)	—
Other income (expense), net	2.9	—	0.9	(3.2)	—	0.6
Loss on early extinguishment of debt	(2.5)	(11.3)	—	—	—	(13.8)
Intercompany interest income (expense)	70.2	—	—	(70.2)	—	—
Interest expense	(308.3)	(22.0)	—	(0.6)	—	(330.9)
(Loss) income from continuing operations before income taxes	(4.5)	(73.3)	(71.8)	474.3	(205.9)	118.8
Income tax (benefit) expense	(96.5)	(12.8)	(27.4)	164.2	—	27.5
Income (loss) from continuing operations	92.0	(60.5)	(44.4)	310.1	(205.9)	91.3
Discontinued operations	—	—	0.7	—	—	0.7
Net income (loss)	$92.0	$(60.5)	$(43.7)	$310.1	$(205.9)	$92.0
Comprehensive income (loss)	$110.1	$(60.5)	$(43.7)	$310.1	$(205.9)	$110.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Balance Sheet (Unaudited)
	As of June 30, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$9.4	$—	$7.3	$38.1	$—	$54.8
Restricted cash	7.9	—	—	—	—	7.9
Accounts receivable (less allowance for doubtful accounts of $39.4)	4.6	—	301.0	326.0	(0.7)	630.9
Affiliates receivable, net	—	362.2	—	4,008.3	(4,370.5)	—
Inventories	—	—	19.2	45.3	—	64.5
Deferred income taxes	60.4	—	—	74.4	(36.1)	98.7
Prepaid income taxes	17.4	0.1	—	—	(0.1)	17.4
Prepaid expenses and other	4.4	—	33.2	118.1	1.1	156.8
Total current assets	104.1	362.3	360.7	4,610.2	(4,406.3)	1,031.0
Investments in consolidated subsidiaries	10,159.3	—	0.6	—	(10,159.9)	—
Goodwill	1,649.5	643.8	—	2,038.1	—	4,331.4
Other intangibles, net	616.5	—	473.0	799.9	—	1,889.4
Net property, plant and equipment	10.2	—	746.9	4,783.6	—	5,540.7
Deferred income taxes	—	216.3	67.4	—	(283.7)	—
Other assets	112.9	—	16.9	63.4	—	193.2
Total Assets	$12,652.5	$1,222.4	$1,665.5	$12,295.2	$(14,849.9)	$12,985.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$92.4	$—	$—	$0.1	$—	$92.5
Current portion of interest rate swaps	30.1	—	—	—	—	30.1
Accounts payable	6.8	—	92.3	262.3	—	361.4
Affiliates payable, net	3,042.4	—	1,475.6	—	(4,365.7)	152.3
Advance payments and customer deposits	—	—	81.4	139.5	—	220.9
Accrued taxes	0.2	—	25.2	69.3	0.3	95.0
Accrued interest	94.0	3.7	2.1	2.4	—	102.2
Other current liabilities	37.6	4.5	76.4	269.2	(36.8)	350.9
Total current liabilities	3,303.5	8.2	1,753.0	742.8	(4,402.2)	1,405.3
Long-term debt	8,019.1	472.5	—	101.5	—	8,593.1
Deferred income taxes	669.7	—	—	1,511.9	(283.7)	1,897.9
Accumulated losses in excess of investments in consolidated subsidiaries	—	116.6	—	—	(116.6)	—
Other liabilities	70.0	2.1	48.2	378.9	—	499.2
Total liabilities	12,062.3	599.4	1,801.2	2,735.1	(4,802.5)	12,395.5
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock	—	—	—	67.7	(67.7)	—
Additional paid-in capital	574.7	842.0	0.7	5,994.5	(6,837.2)	574.7
Accumulated other comprehensive income	15.5	—	—	26.5	(26.5)	15.5
Accumulated (deficit) retained earnings	—	(219.0)	(136.4)	3,471.4	(3,116.0)	—
Total shareholders’ equity	590.2	623.0	(135.7)	9,560.1	(10,047.4)	590.2
Total Liabilities and Shareholders’ Equity	$12,652.5	$1,222.4	$1,665.5	$12,295.2	$(14,849.9)	$12,985.7

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from (used in) operations	$2.1	$(12.1)	$64.0	$628.5	$—	$682.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.9)	—	(81.2)	(276.7)	—	(358.8)
Broadband network expansion funded by stimulus grants	—	—	—	(10.3)	—	(10.3)
Changes in restricted cash	1.8	—	—	—	—	1.8
Grant funds received for broadband stimulus projects	21.7	—	—	—	—	21.7
Grant funds received from Connect America Fund	—	—	—	26.0	—	26.0
Net cash provided from (used in) investing activities	22.6	—	(81.2)	(261.0)	—	(319.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(10.0)	—	(149.1)	(142.7)	—	(301.8)
Repayments of debt and swaps	(668.5)	—	—	—	—	(668.5)
Proceeds of debt issuance	635.0	—	—	—	—	635.0
Intercompany transactions, net	23.4	12.1	169.9	(205.4)	—	—
Payments under capital lease obligations	—	—	(4.1)	(8.0)	—	(12.1)
Other, net	(8.9)	—	—	—	—	(8.9)
Net cash (used in) provided from financing activities	(29.0)	12.1	16.7	(356.1)	—	(356.3)
(Decrease) increase in cash and cash equivalents	(4.3)	—	(0.5)	11.4	—	6.6
Cash and Cash Equivalents:
Beginning of period	13.7	—	7.8	26.7	—	48.2
End of period	$9.4	$—	$7.3	$38.1	$—	$54.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(60.4)	$(47.2)	$119.7	$700.1	$0.4	$712.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.2)	—	(79.0)	(393.0)	—	(472.2)
Broadband network expansion funded by stimulus grants	—	—	—	(20.1)	—	(20.1)
Changes in restricted cash	9.9	—	1.5	—	—	11.4
Grant funds received for broadband stimulus projects	35.7	—	—	—	—	35.7
Net cash provided from (used in) investing activities	45.4	—	(77.5)	(413.1)	—	(445.2)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(296.3)	—	—	—	—	(296.3)
Repayments of debt and swaps	(1,776.2)	(650.0)	—	—	—	(2,426.2)
Proceeds of debt issuance	2,435.0	—	—	—	—	2,435.0
Debt issuance costs	(19.6)	—	—	—	—	(19.6)
Intercompany transactions, net	(349.3)	697.2	(49.0)	(298.5)	(0.4)	—
Payments under capital lease obligations	—	—	(8.1)	(0.1)	—	(8.2)
Other, net	(5.8)	—	—	—	—	(5.8)
Net cash (used in) provided from financing activities	(12.2)	47.2	(57.1)	(298.6)	(0.4)	(321.1)
Decrease in cash and cash equivalents	(27.2)	—	(14.9)	(11.6)	—	(53.7)
Cash and Cash Equivalents:
Beginning of period	57.5	—	26.5	48.0	—	132.0
End of period	$30.3	$—	$11.6	$36.4	$—	$78.3

13. Subsequent Events:

On July 10, 2014, we contributed company-owned real property to our qualified defined benefit pension plan. Independent appraisals of the properties were obtained and the Windstream Pension Plan recorded the contribution based on the properties’ aggregate fair value of $45.2 million. We entered into leases for the contributed properties with initial lease terms of 10 years for certain of the properties and 20 years for the remaining properties at an aggregate annual rent of approximately $3.4 million, as we expect to continue to use the contributed properties in conducting our business operations. The properties will be managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary.

On July 29, 2014, we announced plans to spin off certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded real estate investment trust ("REIT"). The REIT will lease use of the assets to us through an exclusive long-term triple-net lease with an initial term of 15 years at an initial estimated rent payment of $650.0 million per year. The lease is expected to include up to four 5 year renewal options and provide for annual rent escalations of 0.5 percent after the third year of the initial lease term. We will continue to operate and maintain the assets in order to deliver advanced communications and technology services to consumers and businesses.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Subsequent Events, Continued:

We will also continue to have sole responsibility for meeting our existing regulatory obligations following the creation of the REIT. The REIT will focus on expanding and diversifying its assets and tenants through future acquisitions.

Our board of directors approved the proposed spinoff following the receipt of a favorable private letter ruling from the Internal Revenue Service relating to certain tax matters regarding the tax-free nature of the spinoff and the qualification of the spun off assets as real property for REIT purposes.

As part of this proposed transaction, shareholders will retain their existing Windstream shares and are expected to receive an equal number of shares in the REIT in the form of a tax-free dividend. The REIT is expected to raise approximately $3.5 billion in new debt, the proceeds of which will be used to fund a special cash dividend to Windstream of approximately $1.2 billion and to complete a tax-free debt exchange of existing Windstream Corp. debt obligations of approximately $2.2 billion. Net of estimated transaction costs and financing fees, we expect to reduce Windstream Corp.’s total outstanding long-term debt by approximately $3.2 billion through completion of the debt exchange and receipt of the special cash dividend. We do not expect any significant operational changes as a result of the transaction.

We plan to maintain our current dividend practice through the close of the transaction. Following the spinoff, the expected annual dividend per share in the aggregate for the two companies will be $0.70 per share, with Windstream expected to pay an annual dividend of $0.10, while the REIT will have an annual dividend equivalent to $0.60.

Completion of the proposed spinoff is contingent on receipt of regulatory approvals, final approval from our board of directors, execution of all definitive agreements, and satisfaction of other customary conditions. We may, at any time and for any reason until the proposed transaction is complete, abandon the spinoff or modify or change the terms of the spinoff. We anticipate that the spinoff would occur in the first quarter of 2015.

On August 6, 2014, we declared a dividend of $0.25 per share on our common stock, which is payable on October 15, 2014 to shareholders of record on September 30, 2014.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. For the three and six month periods ended June 30, 2014, the amount of expenses directly incurred by Windstream Holdings were approximately $1.1 million and $1.6 million, respectively, on a pretax basis, or $0.7 million and $1.0 million on an after-tax basis. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Corp.

PROPOSED SPIN-OFF OF CERTAIN NETWORK AND REAL ESTATE ASSETS

On July 29, 2014, we announced plans to spin off certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded real estate investment trust ("REIT"). The REIT will lease use of the assets initially to us through an exclusive long-term triple-net lease with an initial estimated rent payment of $650.0 million per year. We will continue to operate and maintain the assets in order to deliver advanced communications and technology services to consumers and businesses. We will also continue to have sole responsibility for meeting our existing regulatory obligations following the creation of the REIT. The REIT will focus on expanding and diversifying its assets and tenants through future acquisitions.

The tax-free spinoff will enable Windstream to realize significant financial flexibility by lowering long-term debt by approximately $3.2 billion and increasing free cash flow to accelerate broadband investments, transition faster to an IP network and pursue additional growth opportunities to better serve customers. As a result of the transaction, we expect to expand our 10 Mbps Internet service to 80 percent of our consumer markets by 2018 and more than double the availability of 24 Mbps Internet service by 2018, expanding to 30 percent of our consumer markets.

As part of this proposed transaction, shareholders will retain their existing Windstream shares and are expected to receive an equal number of shares in the REIT in the form of a tax-free dividend. We plan to maintain our current dividend practice through the close of the transaction. Following the spinoff, the expected annual dividend per share in the aggregate for the two companies will be $0.70 per share, with Windstream expected to pay an annual dividend of $0.10, while the REIT will have an annual dividend equivalent to $0.60.

Completion of the proposed spinoff is contingent on receipt of regulatory approvals, final approval from our board of directors, execution of all definitive agreements, and satisfaction of other customary conditions. No assurances can be given that such conditions will be satisfied or as to the timing of any regulatory action. We may, at any time and for any reason until the proposed transaction is complete, abandon the spinoff or modify or change the terms of the spinoff. We anticipate that the spinoff would occur in the first quarter of 2015. See Note 13 to the unaudited consolidated financial statements for additional information regarding the proposed spin-off.

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

STRATEGY

Our business strategy is focused on maximizing growth opportunities with our enterprise business customers while optimizing our cost structure and maintaining the stability of our consumer business with the goal of generating solid and sustainable cash flows over the long-term to build shareholder value. In implementing our strategy, we continue to invest in capital initiatives designed to drive improvements in network performance and to enhance our ability to provide advanced solutions to our business customers and increase broadband speeds and capacity in our consumer markets. We continue to transition revenue streams away from traditional consumer voice services to our strategic growth areas of business services and consumer broadband. Business service and consumer broadband revenues were 72.6 percent and 72.7 percent of total revenues for the three and six month periods ended June 30, 2014, as compared to 71.7 percent and 71.5 percent for the same periods in 2013. The diversification of our revenue streams is key to our success in accelerating revenue growth opportunities as we combat the effects of revenue declines from consumer customer losses and wholesale revenue declines due to intercarrier compensation reform.

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

EXECUTIVE SUMMARY

Key activities during the six month period ended June 30, 2014, included:

•
continued focus on revenue growth opportunities in our business service and consumer broadband areas, including implementation of targeted price increases, which should result in improving revenue trends in the second half of the year;

•
implemented new initiatives to enhance business sales and productivity and launched an expanded advertising campaign to increase brand awareness and highlight our integrated solutions and customized service;

•	opened a new data center in Charlotte, North Carolina; continuing to demonstrate our commitment to meet the growing business demand for cloud-based and dedicated managed services; and

•	completed a reduction in workforce to increase operational efficiency, resulting in expected annualized savings of approximately $20.0 million.

Each of these initiatives reflected our continued focus on strategic revenue growth and effective cost management to become the premier enterprise communications and services provider.

BUSINESS TRENDS

The following discussion highlights key trends affecting our business:

Business communications services: Demand for advanced communications services is expected to drive growth in revenues from business customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We leverage our national network to offer more complex and customized solutions to our customers. While offering sales growth opportunities, the shift to more complex solutions requiring additional customization can lead to longer installation times. We view this as a strategic growth area, but we are subject to competition from other carriers and cable companies, which could suppress growth. Business locations decreased 34,600, or 5.6 percent, during the twelve month period ended June 30, 2014 primarily due to business closures and competition. We combat competition by offering personalized service to our business customers through advanced customized solutions, an integrated sales approach, and dedicated representatives. See "Competition" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014, for more details.

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

Consumer high-speed Internet: As of June 30, 2014, we provided high-speed Internet service to approximately 73 percent of primary residential lines in service. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink. As a result, consumer high-speed Internet connections decreased 40,700, or 3.4 percent during the twelve month period ended June 30, 2014. To offset the effects of competition, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We are continuing to focus on increasing our broadband speeds available to customers. As of June 30, 2014, we could deliver speeds up to 3 Megabits per second ("Mbps") to approximately 98 percent of our addressable lines, and speeds of up to 6 Mbps, 12 Mbps, and 24 Mbps are available to approximately 79 percent, 59 percent, and 18 percent of our addressable lines, respectively.

Consumer voice line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in voice lines due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and multi-service discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of June 30, 2014, all of our voice lines had wireless competition and approximately 70 percent of our voice lines had fixed-line voice competition. Consumer voice lines decreased 113,000, or 6.3 percent during the twelve month period ended June 30, 2014, primarily due to the effects of competition.

Synergies and operational efficiencies: To secure our bottom line against evolving revenue streams and a shift in our revenue mix that has resulted in a higher proportion of lower margin revenues, we are committed to aggressive cost management strategies that emphasize operational efficiencies. During the six month period ended June 30, 2014, we completed a workforce reduction to increase operational efficiency by eliminating approximately 400 positions, including 175 resulting from a voluntary separation initiative. We anticipate annualized savings of approximately $20.0 million as a result. For the duration of 2014, we will remain focused on improvements in our cost structure through network grooming and continued declines in the cost of providing services resulting from operational efficiencies and billing system conversions that will further reduce costs.

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

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions) (a)	2014	2013	2014	2013
Revenues and sales:
Service revenues:
Business	$903.8	$914.3	$1,813.8	$1,830.1
Consumer	316.8	325.8	629.8	652.7
Wholesale	141.0	150.7	282.7	302.6
Other	56.1	54.6	111.1	111.3
Total service revenues	1,417.7	1,445.4	2,837.4	2,896.7
Product sales	48.3	56.3	93.5	101.5
Total revenues and sales	1,466.0	1,501.7	2,930.9	2,998.2
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	652.3	646.6	1,296.9	1,287.8
Cost of products sold	40.0	49.4	81.1	92.0
Selling, general and administrative	250.6	237.0	502.8	474.5
Depreciation and amortization	344.0	332.2	682.9	661.5
Merger and integration costs	8.1	6.9	16.0	12.0
Restructuring charges	3.8	2.6	16.2	7.5
Total costs and expenses	1,298.8	1,274.7	2,595.9	2,535.3
Operating income	167.2	227.0	335.0	462.9
Other (expense) income, net	(0.7)	(1.7)	0.2	0.6
Loss on early extinguishment of debt	—	—	—	(13.8)
Interest expense	(142.5)	(162.0)	(284.4)	(330.9)
Income from continuing operations before income taxes	24.0	63.3	50.8	118.8
Income taxes	10.0	24.0	20.8	27.5
Income from continuing operations	14.0	39.3	30.0	91.3
Discontinued operations	—	0.4	—	0.7
Net income	$14.0	$39.7	$30.0	$92.0

(a)	Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net income or comprehensive income.

The following table reflects the consolidated operating metrics of Windstream Holdings as of June 30:

(Thousands)	2014	2013
Business Operating Metrics:
Customer locations
Enterprise	212.5	206.5
Small business	373.5	414.1
Total customer locations (a)	586.0	620.6
Total business customers	368.0	401.2
Carrier special access circuits	88.5	103.0

Consumer Operating Metrics:
Voice lines	1,670.3	1,783.3
High-speed Internet	1,153.8	1,194.5
Digital television customers	394.1	414.9
Total consumer connections	3,218.2	3,392.7

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

For the three and six month periods ended June 30, 2014, business locations decreased by approximately 12,000 and 19,700, respectively, compared to decreases of 7,900 and 14,700 for the same periods in 2013. Our growth in enterprise customer locations is outpaced by losses in small business customer locations, primarily due to business closures and competition from cable companies. However, our enterprise locations are growing strategic revenue through purchases of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

While opportunities for growth from business services continue, competition as well as general economic conditions may impact future revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in business service revenues:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in data and integrated services and high speed Internet revenues (a)	$7.2		$15.2
Due to increases in data center and managed services revenues (b)	5.1		10.7
Due to decreases in carrier revenues (c)	(10.7)		(15.7)
Due to decreases in traditional voice, long distance and miscellaneous revenues (d)	(12.1)		(26.5)
Net decreases in business revenues	$(10.5)	(1)%	$(16.3)	(1)%

(a)
Increases in data and integrated services revenues were primarily due to continued demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)
Increases in data center and managed services revenues; which include cloud computing, colocation, dedicated server and disaster recovery solutions for business customers; reflected increased demand and incremental sales of these services. In order to support the higher demand, we have added four data centers since the first quarter of 2013.

(c)
Carrier revenues primarily represent monthly recurring charges for dedicated circuits and fiber-to-the-tower connections. The decreases in these revenues were attributable to a decline in special access charges for dedicated copper-based circuits, partially offset by incremental revenues attributable to our fiber-to-the-tower connections.

(d)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage, competition and migration of existing customers to integrated services and bundled offerings. These declines were partially offset by incremental revenues attributable to the access recovery charge ("ARC") of $5.2 million and $10.3 million in the three and six month periods ended June 30, 2014, respectively, primarily due to an increase in the monthly rate effective July 1, 2013.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three and six month periods ended June 30, 2014, consumer voice lines decreased by approximately 32,900 and 52,000, respectively, compared to decreases of 29,600 and 58,600 for the same periods in 2013. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues due to competition.

For the three and six month periods ended June 30, 2014, consumer high-speed Internet customers decreased by approximately 16,600 and 17,100, respectively, compared to decreases of 11,400 and 20,000 for the same periods in 2013. As of June 30, 2014, we provided high-speed Internet service to approximately 73 percent of primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2014, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet revenues (a)	$0.5		$3.0
Due to decreases in voice, long distance and miscellaneous revenues (b)	(9.5)		(25.9)
Net decreases in consumer revenues	$(9.0)	(3)%	$(22.9)	(4)%

(a)
Increases in high-speed Internet revenues were primarily due to the continued migration of customers to higher speeds, increased sales of value added services and targeted price increases, partially offset by a decline in high-speed Internet customers, as previously discussed.

(b)	Decreases in voice service revenues were primarily attributable to the decline in voice lines.

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

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in federal USF revenues (a)	$4.0		$6.7
Due to decreases in voice, long distance and other revenues (b)	(0.5)		(1.7)
Due to decreases in state USF revenues	(0.7)		(1.6)
Due to decreases in switched access revenues (c)	(12.5)		(23.3)
Net decreases in wholesale revenues	$(9.7)	(6)%	$(19.9)	(7)%

(a)
Increases in federal USF revenues were primarily due to incremental revenues attributable to the access recovery mechanism ("ARM"). The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. The growth in ARM-related revenues reflected an increase in the monthly rate effective July 1, 2013.

(b)	Decreases in voice, long distance and other revenues were primarily due to a decline in wholesale customers and lower minutes of usage.

(c)
Decreases in switched access revenues were primarily due to the impact of intercarrier compensation reform and a continued decline in network demand. As previously discussed, the ARC and ARM are designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

Other Service Revenues

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas. As a result, we expect other service revenues to decline as existing customers disconnect. Other service revenues increased $1.5 million, or 3 percent and decreased $0.2 million or 0.2 percent in the three and six month periods ended June 30, 2014, respectively, compared to the same periods in 2013. The increase during the three month period ended June 30, 2014 reflected an increase in the USF contribution factor from the same quarterly period a year ago.

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in consumer product sales	$1.4		$4.4
Due to decreases in business product sales	(4.7)		(2.4)
Due to decreases in contractor sales	(4.7)		(10.0)
Net decreases in product sales	$(8.0)	(14)%	$(8.0)	(8)%

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, bad debt and business taxes. Network operations charges include salaries and wages, materials, contractor costs, IT support and costs to lease certain network facilities. Interconnection consists of charges incurred to access the public switched network and transport traffic to the Internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Other expense consists of third-party costs for ancillary voice and data services, business and financial services, bad debt and business taxes.

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in Federal USF expenses (a)	$8.1		$11.1
Due to increases in postretirement and pension (b)	5.1		16.6
Due to increases in network operations (c)	2.8		5.7
Due to decreases in interconnection expense (d)	(2.9)		(8.9)
Due to decreases in other expense	(7.4)		(15.4)
Net increases in cost of services	$5.7	1%	$9.1	1%

(a)	Increases in federal USF contributions were driven by an increase in the average USF contribution factor for the six month period ended June 30, 2014, compared to the same period a year ago.

(b)
Increases in postretirement and pension expense primarily resulted from the difference in the amount of curtailment gains recognized during the first quarter of 2014 and in both the first and second quarters of 2013 related to the elimination of medical and prescription subsidies for certain active employees. These curtailment gains reduced cost of services by $5.1 million in the six month period ended June 30, 2014 compared to reductions of $4.3 million and $19.6 million in the three and six month periods ended June 30, 2013, respectively. See Note 7 for additional information.

(c)	Increases in network operations were primarily due to adding new data centers and increasing capacity at existing data center locations.

(d)
Decreases in interconnection expense were attributable to the favorable impact of network efficiency projects, rate reductions, and lower long distance usage by our customers, partially offset by increased purchases of circuits due to the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The change in cost of products sold was consistent with the change in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in product sales to consumers	$(0.2)		$0.2
Due to decreases in product sales to business customers	(4.4)		(0.9)
Due to decreases in sales to contractors	(4.8)		(10.2)
Net decreases in cost of products sold	$(9.4)	(19)%	$(10.9)	(12)%

Selling, General and Administrative ("SG&A")

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in sales and marketing expenses (a)	$8.4		$16.2
Due to increases in postretirement and pension (b)	5.0		5.5
Due to increases in other costs	0.2		6.6
Net increases in SG&A and other expenses	$13.6	6%	$28.3	6%

(a)	Increase in sales and marketing expenses were primarily due to the expansion of enterprise marketing campaigns designed to generate sales leads and promote brand awareness.

(b)
Increases in postretirement and pension expense primarily resulted from the difference in the amount of curtailment gains recognized during the first quarter of 2014 and the first and second quarters of 2013 related to the elimination of medical and prescription subsidies for certain active employees. These curtailment gains reduced SG&A expenses by $4.4 million in the six month period ended June 30, 2014 compared to reductions of $1.3 million and $6.1 million in the three and six month periods ended June 30, 2013, respectively. See Note 7 for additional information.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in depreciation expense (a)	$20.6		$39.0
Due to decreases in amortization expense (b)	(8.8)		(17.6)
Net increases in depreciation and amortization expense	$11.8	4%	$21.4	3%

(a)	Increases in depreciation expense were primarily due to additions to property, plant and equipment.

(b)
Decreases in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each year as the intangible assets amortize.

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

Set forth below is a summary of merger, integration and restructuring costs for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2014	2013	2014	2013
Merger and integration costs:
Employee-related transition costs	$—	$2.0	$—	$3.7
Information technology conversion costs (a)	4.4	3.5	11.5	4.9
Rebranding, consulting and other costs (b)	3.7	1.4	4.5	3.4
Total merger and integration costs	8.1	6.9	16.0	12.0
Restructuring charges (c)	3.8	2.6	16.2	7.5
Total merger, integration and restructuring costs	$11.9	$9.5	$32.2	$19.5

(a)	Information technology conversion costs incurred in both periods primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

(b)
Includes costs incurred related to the proposed spin off of certain telecommunications network assets into an independent, publicly traded REIT. See Note 13 to the consolidated financial statements for additional information related to the proposed transaction.

(c)	Includes charges related to the workforce reduction completed in the first quarter of 2014 as discussed above.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of June 30, 2014, we had unpaid merger, integration and restructuring liabilities totaling $5.0 million, which consisted of $0.5 million associated with restructuring initiatives and $4.5 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 8).

Operating Income

Operating income decreased $59.8 million, or 26.3 percent and $127.9 million, or 27.6 percent during the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in 2013. The decreases were primarily due to reductions in business, consumer and wholesale revenues as a result of declining demand for dedicated copper-based circuits, voice line losses and intercarrier compensation reform, respectively, as well as, an increase in sales and marketing expense attributable to our brand awareness initiatives and higher depreciation expense resulting from additions to property, plant and equipment.

Other (Expense) Income, Net

Set forth below is a summary of other (expense) income, net for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2014	2013	2014	2013
Interest income	$0.1	$—	$0.9	$1.0
Loss on sale of non-operating assets	—	(3.3)	—	(3.3)
Other (expense) income, net	(0.6)	0.6	(0.5)	0.7
Ineffectiveness of interest rate swaps	(0.2)	1.0	(0.2)	2.2
Other (expense) income, net	$(0.7)	$(1.7)	$0.2	$0.6

Loss on Early Extinguishment of Debt

During the six month period ended June 30, 2013, Windstream Corp. retired all $650.0 million of the outstanding 8.875 percent PAETEC Notes due June 30, 2017 ("PAETEC 2017 Notes"). The PAETEC 2017 Notes were repurchased using proceeds from the issuance of $700.0 million of 6.375 percent notes due August 1, 2023. Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and, as a result, Windstream Corp. recognized a loss on early extinguishment of debt of $13.8 million during the six month period ended June 30, 2013 as follows:

(Millions)
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	$(2.5)
Loss on early extinguishment for senior secured credit facility	(2.5)
PAETEC 2017 Notes:
Premium on early redemption	(51.5)
Third-party fees for early redemption	(1.0)
Unamortized premium on original issuance	41.2
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)
Total loss on early extinguishment of debt	$(13.8)

Interest Expense

Set forth below is a summary of interest expense for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2014	2013	2014	2013
Senior secured credit facility, Tranche A	$4.3	$4.6	$8.6	$9.2
Senior secured credit facility, Tranche B	17.8	18.7	35.4	36.5
Senior secured credit facility, revolving line of credit	5.7	2.4	11.1	4.5
Senior unsecured notes	96.0	111.8	192.0	220.8
Credit facility extension fees	—	—	—	6.2
Notes issued by subsidiaries	11.2	11.2	22.4	25.6
Impacts of interest rate swaps	7.4	15.2	14.8	31.1
Interest on capital leases and other	1.0	0.6	2.1	1.3
Less capitalized interest expense	(0.9)	(2.5)	(2.0)	(4.3)
Total interest expense	$142.5	$162.0	$284.4	$330.9

Interest expense decreased $19.5 million, or 12.0 percent and $46.5 million, or 14.1 percent for the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in 2013. The decreases in both 2014 periods were primarily due to the payoffs of $800.0 million of 8.125 percent notes due August 1, 2013 and $500.0 million of 7.0 percent notes due March 15, 2019 which were completed in the third quarter of 2013, the payoff of the PAETEC 2017 Notes completed in January 2013, and the absence of credit facility extension fees related to refinancing activities completed in the first quarter of 2013. These decreases were partially offset by additional borrowings subsequent to June 30, 2013 under the revolving line of credit and Tranche B5 of the senior credit facility.

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

Income Taxes

Income tax expense decreased $14.0 million, or 58.3 percent and $6.7 million, or 24.4 percent, for the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in 2013. The decreases in income tax expense for the three and six month periods ended June 30, 2014 were primarily due to reductions in income before taxes. The decrease in the six month period of 2014 was partially offset by the effect of a discrete item recognized in the first quarter of 2013 of $17.8 million of previously unrecognized tax benefits, including interest, as a result of the expiration of the statute of limitations. This discrete item was solely related to 2013 and had no impact to our 2014 income tax expense. Our effective tax rate was 41.7 percent and 40.9 percent for the three and six month periods ended June 30, 2014, respectively, as compared to 37.9 percent and 23.1 percent in the same periods in 2013. Nondeductible costs associated with the proposed transaction to spin off certain assets to create a REIT increased our effective tax rate in the three and six month periods ended June 30, 2014, while the discrete item discussed above significantly lowered our effective tax rate in the six month period ended June 30, 2013.

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

In reforming the USF, the Order established the Connect America Fund, which included a short-term ("CAF Phase I") and a longer-term ("CAF Phase II") framework. CAF Phase I provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. CAF Phase I, Round 1, incremental broadband support was limited to $775 per unserved location in 2012. We elected to accept approximately $0.7 million of the $60.4 million in incremental support allocated to us for 2012. As a result of our aggressive broadband deployment to date, we had very few unserved locations remaining in our service areas for which $775 in incremental support would have made broadband deployment economical. The FCC, however, approved our supported modifications to the rules governing CAF Phase I, Round 2, incremental support. As a result, we were authorized to receive an additional $86.7 million in incremental support for upgrades and new deployments of broadband service. Of the total amount of $86.7 million made available to us, we received $60.7 million in December 2013 and the remaining $26.0 million in the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding received.

The FCC continues to work to establish final rules for CAF Phase II funding based on a forward-looking cost model to further extend broadband to high-cost areas. The FCC anticipates making the offer of CAF Phase II support for right-of-first-refusal ("ROFR") elections to price cap carriers, including us, before the end of 2014. If that offer occurs, the deadline for acceptance will be 120 days later, anticipated to be in early 2015. If we decline the ROFR election for any state, we will still be eligible to participate in a bidding process, along with other interested competitors, for support in that state. In an order released in June 2014, the FCC stated that it expected to be prepared to conduct the competitive bidding process by the end of 2015. At this time, we cannot predict what effects that the final CAF Phase II rules may have on our future consolidated revenues, expenses, or cash flows. Possible outcomes resulting from the final rules may impose on us additional capital expenditure requirements for broadband service expansion, which could have an adverse impact on our future liquidity. Until the implementation of CAF Phase II is complete, the annual "legacy" USF funding will continue to be frozen at 2011 levels. We were required to use one-third of the frozen legacy support to operate and build broadband networks in areas substantially unserved by an unsubsidized competitor in 2013. In 2014, this condition applies to two-thirds of the frozen legacy support, and in 2015 it increases to 100 percent. Our expectation is that our legacy federal USF support will continue to be approximately the same until CAF Phase II is implemented.

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

On April 25, 2012, the FCC decided that originating access rates for intrastate long distance traffic exchanged between an Internet-protocol network and the traditional telecommunications network should be subject to default rates equal to interstate originating access rates beginning on July 1, 2014. The FCC refused at that time to adopt a mechanism that would allow companies to recover the loss of originating access revenues resulting from the change. Our court challenge to this ruling was rejected in May 2014. We continue to assess the impacts of the FCC's intercarrier compensation reform on our wholesale business activities.

Set forth below is a summary of intercarrier compensation revenue and federal universal service support included in wholesale revenues within the consolidated statements of income for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2014	2013	2014	2013
Intercarrier compensation revenue	$43.6	$56.1	$87.8	$111.0
Federal universal service support	$40.6	$36.6	$81.2	$74.5

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

Selected information related to the broadband stimulus expenditures and receipts is as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2014	2013	2014	2013	Inception to Date
Stimulus capital expenditures funded by RUS	$3.2	$8.2	$10.3	$20.1	$173.5
Stimulus capital expenditures funded by Windstream (a)	20.1	7.7	30.4	21.1	123.3
Total stimulus capital expenditures	$23.3	$15.9	$40.7	$41.2	$296.8
Funds received from RUS	$10.3	$22.4	$21.7	$35.7	$139.4

(a)
Stimulus capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flows. This total includes certain non-reimbursable charges for which we are responsible for the full amount of the cost.

Internet Network Regulation

On January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit vacated FCC regulations that had prohibited fixed service providers from engaging in unreasonable discrimination and blocking lawful content when offering retail broadband service to consumer, small business and other end user customers. The Court, however, did not overturn the FCC requirement that all providers of broadband Internet access service disclose network management practices, performance characteristics, and commercial terms of service. On May 15, 2014, the FCC proposed to re-institute the "no-blocking" rule and to create a new rule that would bar commercially unreasonable actions from threatening Internet openness. Neither the FCC's previous regulatory regime nor the proposed framework has caused a change in our existing procedures or operations. As such, we cannot predict at this time the impact that the court decision or future regulations may have on our future revenues or expenses, or whether such impact would be material.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three and six month periods ended June 30, 2014, we recognized $28.7 million and $57.7 million, respectively, in state USF revenue, which included approximately $17.0 million and $34.3 million, respectively, from the Texas USF. These payments are intended to provide support, apart from federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the first half of 2014, we received $29.8 million from the large company program and $4.5 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

Several states are currently conducting reviews of their universal service funds. In particular, the Texas PUC currently is considering needs-based reforms that could adversely impact our Texas USF support, but pursuant to state legislation adopted last year, any such reforms cannot take effect prior to 2017. We continue to work with the Texas PUC and industry members to obtain a reasonable outcome. We are not yet able to determine the financial impact of any future Texas USF reform.

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

Our unrestricted cash position increased by $6.6 million to $54.8 million at June 30, 2014, from $48.2 million at December 31, 2013, as compared to a decrease of $53.7 million during the same period in 2013. Cash inflows in the six month period of 2014 were primarily from operating activities, the receipt of CAF support and additional grant funds received for broadband stimulus projects. These inflows were partially offset by cash outflows for capital expenditures and dividend payments to shareholders.

Historical Cash Flows

The following table summarizes our cash flow activities for the six month period ended June 30:

(Millions)	2014	2013
Cash flows provided from (used in):
Operating activities	$681.6	$712.6
Investing activities	(319.6)	(445.2)
Financing activities	(355.4)	(321.1)
Increase (decrease) in cash and cash equivalents	$6.6	$(53.7)

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $31.0 million in the six month period ended June 30, 2014, as compared to the same period in 2013. The decrease is primarily attributable to lower earnings and changes in working capital mostly driven by timing differences in the payment of vendor payables and compensation-related costs. These decreases were partially offset by a reduction in cash interest paid of $10.5 million.

We are currently utilizing net operating loss carryforwards ("NOLs") and other income tax initiatives to lower our cash income tax obligations during 2014. As a result, we expect cash income tax payments to be less than $15.0 million in 2014. Significant increases in our cash income tax obligations in years after 2014 could adversely impact our cash flow from operations, which in turn, may affect our ability to maintain our current dividend practice.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings. Cash used in investing activities decreased $125.6 million in the six month period ended June 30, 2014, as compared to the same period in 2013, primarily due to decreased capital expenditures, further discussed below. Cash flows from investing activities during the six month period ended June 30, 2014 also reflected $26.0 million in additional CAF support.

Capital expenditures were $358.8 million for the six month period ended June 30, 2014 and $472.2 million for the same period in 2013, a decrease of $113.4 million. Capital expenditures related to our fiber-to-the-tower initiatives declined from the prior year, as we have reached the vast majority of existing towers within our targeted area. Currently, we are executing on fiber-to-the-tower projects we have won. During the first six months of 2014, expenditures for broadband network expansion funded by stimulus grants also declined $9.8 million compared to the same period of 2013.

We expect that increases in wireless data usage and expansion of wireless 4G networks will continue through the end of 2014, which will provide more opportunities for our wireless backhaul services. Some of our largest customers have delayed the build out of certain fiber-to-the-tower contracts which we had planned to complete during the first half of 2014. While we still expect to deploy fiber to these towers in the future, we now expect to be at the lower end of our capital expenditure range of $800.0 million and $850.0 million for 2014.

Cash Flows - Financing Activities

Cash used in financing activities increased by $34.3 million for the six month period ended June 30, 2014, as compared to the same period in 2013. The increase was primarily driven by debt payments on Windstream Corp.'s existing debt obligations in excess of new borrowings, as further discussed below.

Debt repayments during the first six months of 2014 totaled approximately $668.5 million and consisted primarily of $615.0 million in repayments of borrowings under the revolving line of credit agreement. Comparatively, during the first half of 2013, Windstream Corp. repurchased $650.0 million of PAETEC 2017 Notes and repaid $19.5 million of Tranche A2 and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of its senior secured credit facility due in December 2015, plus accrued interest.

Proceeds from new issuances of long term debt during the first half of 2014 were $635.0 million and consisted solely of new borrowings under the revolving line of credit. During the same period of 2013, new issuances of long term debt totaled $2.4 billion. Windstream Corp. incurred new borrowings of $1,345.0 million under Tranche B4 of its senior secured credit facility due January 23, 2020, the proceeds of which were used to repay the Tranche A2 and Tranche B and B2 of the senior secured credit facility. Windstream Corp. also completed the private placement of $700.0 million of the 2023 Notes, the proceeds of which were used to repay the PAETEC 2017 Notes. During the first half of 2013, Windstream Corp. borrowed $390.0 million under the revolving line of credit in its senior secured credit facility and later repaid all of these borrowings.

Our board of directors maintains a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to the restricted payment capacity under Windstream Corp.'s debt covenants as further discussed below. Dividends paid to shareholders were $300.9 million, which was an increase of $4.6 million, as compared to the same period in 2013, due to additional shares issued and the vesting of restricted stock units. On August 6, 2014, we declared a dividend of $0.25 per share on our common stock, which is payable on October 15, 2014, to shareholders of record on September 30, 2014.

Pension

During the six month period ended June 30, 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet current 2013 funding requirements. At the time of the contribution, the common shares had an appraised value of approximately $8.3 million, as determined by a third party valuation firm. On July 10, 2014, we contributed certain of our owned real property with an appraised value of $45.2 to the Windstream Pension Plan. We may make additional contributions to the plan in 2014. Any such contributions will be funded using cash, Windstream common stock or other assets, or a combination thereof. Future contributions to the Windstream Pension Plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in our qualified pension plan.

Debt Capacity

Windstream Holdings has no debt obligations. All of our debt, including the facility described below, have been incurred by our subsidiaries (primarily Windstream Corp.). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

As of June 30, 2014, Windstream Corp. had $8,685.6 million in long-term debt outstanding, including current maturities (see Note 3). As of June 30, 2014, the amount available for borrowing under Windstream Corp.'s revolving line of credit was $623.4 million.

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

As of June 30, 2014, Windstream Corp. had approximately $1,387.7 million of restricted payment capacity as governed by its credit facility, which limits the amount of dividends Windstream Corp. may distribute to Windstream Holdings for payment of dividends to Windstream Holdings shareholders. Windstream Corp. builds additional capacity through cash generated from operations while dividend payments, and other certain restricted investments reduce the available restricted payments capacity. Windstream Corp. will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

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

Certain of Windstream Corp.'s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp.'s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2014, Windstream Corp. was in compliance with all debt covenants and restrictions.

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

(Millions, except ratios)	June 30, 2014
Gross leverage ratio:
Long term debt including current maturities	$8,685.6
Capital leases, including current maturities	68.0
Total long term debt and capital leases	$8,753.6
Operating income, last twelve months	$883.2
Depreciation and amortization, last twelve months	1,362.3
Other non-cash and non-recurring expense adjustments required by the credit facility and indentures (a)	(21.4)
Adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA")	$2,224.1
Leverage ratio (b)	3.94
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,224.1
Interest expense, last twelve months	$581.2
Adjustments required by the credit facility and indentures (c)	(8.3)
Adjusted interest expense	$572.9
Interest coverage ratio (d)	3.88
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of June 30, 2014, Moody’s Investors Service, Standard & Poor’s ("S&P") Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

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

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of June 30, 2014:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$92.5	$1,031.7	$2,169.0	$5,366.5	$8,659.7
Interest payments on long-term debt obligations (b)	523.4	1,014.4	813.0	849.4	3,200.2
Total projected long-term debt and interest payments	$615.9	$2,046.1	$2,982.0	$6,215.9	$11,859.9

(a)	Excludes $25.9 million of unamortized premiums (net of discounts) included in long-term debt at June 30, 2014.

(b)	Variable rates on Tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.15 percent at June 30, 2014.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions)	2014	2013	%	2014	2013	%
Operating income	$167.2	$227.0		$335.0	$462.9
Depreciation and amortization	344.0	332.2		682.9	661.5
OIBDA (a)	$511.2	$559.2	(9)%	$1,017.9	$1,124.4	(9)%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the core earnings capacity of providing communications and technology services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, accounting for pension benefits, calculating depreciation and amortization expense, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the six month period ended June 30, 2014.
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
We test for goodwill impairment on January 1st of each year. As further discussed in Note 2 to the interim consolidated financial statements, we reassessed our reporting unit structure during the fourth quarter of 2013 in connection with the disposal of our software business and changes in certain management responsibilities, and we performed a quantitative analysis as of that date. We estimated the fair value of our reporting units using an income approach supplemented with a market approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant's weighted average cost of capital commensurate with the reporting unit's underlying business operations. Results of the income approach were corroborated with estimated fair values derived from a market approach, which primarily included the use of comparable multiples of publicly traded companies operating in businesses similar to ours. We also reconciled the estimated fair value of our reporting units to our total market capitalization. Goodwill was assigned to the reporting units using a relative fair value allocation approach.
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

Recently Issued Authoritative Guidance

The following authoritative guidance will be adopted by us in the reporting period indicated. This authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1.

•	Revenue Recognition (first quarter of 2017)

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

•
risks related to the anticipated timing of the proposed separation, the expected tax treatment of the proposed transaction, the ability of each of Windstream (post-spin) and the new REIT to conduct and expand their respective businesses following the proposed spinoff;

•	our ability to receive, or delays in obtaining, the regulatory approvals required to complete the spinoff;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate;

•	unfavorable results of litigation or intellectual property infringement claims asserted against us;

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
WINDSTREAM CORPORATION
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at June 30, 2014, are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission ("SEC") on February 27, 2014. Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not own any marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries denominated in foreign currencies.

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

As of June 30, 2014, Windstream Corp. has entered into ten pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Corp.'s senior secured credit facility. The maturities of the ten interest rate swaps range from June 17, 2016 to October 17, 2019. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of June 30, 2014 and 2013, the unhedged portion of Windstream Corp.'s variable rate senior secured credit facility was $1,507.7 million, and $959.1 million, or approximately 17.4 percent and 10.8 percent of Windstream Corp.'s total outstanding long-term debt, respectively. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $15.1 million and $9.6 million for the six month periods ended June 30, 2014 and 2013, respectively. Actual results may differ from this estimate.

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

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 71.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM CORPORATION
(Registrant)	(Registrant)

/s/ Anthony W. Thomas	/s/ Anthony W. Thomas
Anthony W. Thomas Chief Financial Officer (Principal Financial Officer)	Anthony W. Thomas Chief Financial Officer (Principal Financial Officer)
August 7, 2014	August 7, 2014

WINDSTREAM HOLDINGS, INC. WINDSTREAM CORPORATION FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

(a)	Filed herewith.