Form 10-K
period 2014-12-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM CORP
filed 2015-02-24
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2014 - $6,002,460,453

As of February 20, 2015, 602,640,018 shares of common stock of Windstream Holdings, Inc. and 1,000 shares of common stock of Windstream Corporation were outstanding. All of Windstream Corporation’s outstanding common stock, for which there is no trading market, is held by Windstream Holdings, Inc.

This Form 10-K is a combined annual report being filed separately by two registrants:Windstream Holdings, Inc. and Windstream Corporation. Windstream Corporation is a direct, wholly-owned subsidiary of Windstream Holdings, Inc. Accordingly, Windstream Corporation meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, the use of the terms “Windstream,” “we,” “us” or “our” shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term “Windstream Corp.” shall refer to Windstream Corporation and its subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2015 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 35 to 38.

Windstream Holdings, Inc.
Windstream Corporation
Form 10-K, Part I

Windstream Holdings, Inc.
Windstream Corporation
Form 10-K, Part I

Item 1. Business
THE COMPANY

Unless the context indicates otherwise, the terms “Windstream,” “we,” “us” or “our” refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term “Windstream Corp.” refers to Windstream Corporation and its subsidiaries.

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Corporation. Windstream Holdings common stock trades on the Nasdaq Global Select Market under the ticker symbol “WIN”. Windstream Corp. common stock, consisting of 1,000 shares outstanding, all of which are held by Windstream Holdings, does not trade on any stock market. Windstream Corp. and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.’s debt agreements. The Windstream Holdings’ board of directors and officers oversee both companies.

PROPOSED SPIN-OFF OF CERTAIN NETWORK AND REAL ESTATE ASSETS

On July 29, 2014, we announced plans to spin off certain telecommunications network assets, including our fiber and copper networks and other real estate, into Communications Sales & Leasing, Inc. (“CS&L”), an independent, publicly traded real estate investment trust (“REIT”). The REIT will lease use of the assets initially to us through an exclusive long-term triple-net lease with an initial estimated rent payment of $650.0 million per year. We will continue to operate and maintain the assets in order to deliver advanced communications and technology services to consumers and businesses. We will also continue to have sole responsibility for meeting our existing regulatory obligations following the creation of the REIT. The REIT will focus on expanding and diversifying its assets and tenants through future acquisitions. We will also contribute our consumer competitive local exchange carrier (“CLEC”) business to the REIT, which will continue to operate this business.

The tax-free spin-off should enable Windstream to realize significant financial flexibility by significantly lowering long-term debt and potentially allow us to accelerate broadband investments, transition faster to an IP network or pursue additional growth opportunities to better serve customers.

As part of this proposed transaction, shareholders will retain their existing Windstream Holdings shares. The spin-off will be completed through a pro rata distribution of no less than 80.1 percent of the outstanding shares of the REIT to existing Windstream Holdings shareholders. After giving effect to the interest in the REIT retained by Windstream, each Windstream Holdings shareholder is expected to receive one share of the REIT for every five shares of Windstream Holdings common stock held as of the record date in the form of a tax-free dividend. We anticipate the REIT will raise approximately $3.65 billion in new debt, the proceeds of which will be used to fund a cash payment to Windstream, the amount of which we expect to be approximately $1.2 billion, and to complete a tax-free debt exchange of existing Windstream Corp. debt obligations of approximately $2.35 billion. Net of estimated transaction costs and financing fees, we expect to reduce Windstream Corp.’s total outstanding long-term debt by approximately $3.4 billion through completion of the debt exchange and receipt of the cash payment from the REIT. At the time of the spin-off, Windstream will retain a passive ownership interest in up to 19.9 percent of the common stock of the REIT. Windstream intends to use all of its shares of the REIT opportunistically during a twelve-month period following the spin-off, subject to market conditions, to retire additional Windstream Corp. debt.

On January 21, 2015, we announced that we have received all regulatory approvals from state public service commissions required to consummate the transaction. In anticipation of the spin-off, we intend to reorganize certain of our subsidiaries, including Windstream Corp., into limited liability companies and take certain other steps to facilitate the proposed transaction. At a special meeting held on February 20, 2015, Windstream shareholders approved proposals to eliminate the requirement to conduct a shareholder vote to effect the reorganization of Windstream Corp. to a limited liability company and to effect a reclassification (reverse stock split) of Windstream Holdings common stock, whereby (i) each outstanding six (6) shares of common stock would be combined into and become one (1) share of common stock and (ii) to decrease the number of authorized shares of common stock proportionately from 1.0 billion shares to 166,666,667 shares following the spin-off.

We anticipate that the spin-off will occur in the first half of 2015. On or before March 1, 2015, we intend to convert Windstream Corp. to Windstream Services, LLC. We plan to maintain our current dividend practice through the close of the transaction. If the closing date of the spin-off is not on the record date of Windstream’s normal quarterly dividend, we intend to pay a pro rata dividend to our shareholders based on the number of days elapsed in the quarter. Following the close of the spin-off transaction and the effects of the 1-for-6 reverse stock split, Windstream expects to pay an annual dividend of $.60 per share and CS&L initially expects to pay an annual dividend of $2.40 per share. See “Dividend Policy - Post Spin-Off” below for additional information regarding Windstream’s expected dividend practice following completion of the spin-off and reverse stock split.

Completion of the proposed spin-off is contingent on the effectiveness of CS&L’s Form 10 registration statement, final approval from our board of directors, execution of all definitive agreements, and satisfaction of other customary conditions. No assurances can be given that such conditions will be satisfied or as to the timing of any regulatory action. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change the terms of the spin-off.

OVERVIEW

Our vision is to be the premier enterprise communications and services provider in the United States while maintaining our strong, stable consumer business. We provide advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 121,000 miles, a robust business sales division and 27 data centers.

Strategy

Our business strategy is focused on maximizing growth opportunities with our enterprise business customers while optimizing our cost structure and maintaining the stability of our consumer and small business operations with the goal of generating solid and sustainable cash flows over the long-term to build shareholder value. In implementing our strategy, we continue to invest in capital initiatives designed to drive improvements in network performance and to enhance our ability to provide advanced solutions to our business customers and increase broadband speeds and capacity in our consumer markets. During 2014, we continued to transition revenue streams away from traditional consumer voice services to our strategic growth areas of business services and consumer broadband. The diversification of our revenue streams is key to our success in accelerating revenue growth opportunities as we combat the effects of revenue declines from consumer customer losses and wholesale revenue declines due to intercarrier compensation reform.

The expansion of our fiber transport network through capital investment has enhanced our ability to provide wireless transport, or backhaul services. As cellular customers consume more wireless data, wireless carriers need more bandwidth on the wireline transport network. To accommodate wireless carriers’ additional bandwidth needs, we have made significant investments in our network, including fiber-to-the-tower deployments designed to increase capacity and replace copper facilities servicing wireless towers. We expect wireless data usage to continue to increase, which will drive the need for additional wireless backhaul capacity.

On the consumer front, we are continuing to make investments to increase broadband speeds and capacity throughout our territories. Although new customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. As of December 31, 2014, we could deliver speeds up to 3 Megabits per second (“Mbps”) to all of our addressable lines, and speeds up to 6 Mbps, 12 Mbps and 24 Mbps are available to approximately 80 percent, 54 percent and 18 percent of our addressable lines, respectively. We also actively promote value-added Internet services, such as security and online back-up, to take advantage of the broadband speeds we offer. During the third quarter of 2014, we launched Kinetic, a complete video entertainment offering in our Lincoln, Nebraska market and expect to roll out this new service in eight additional markets during the next few years.

We have also expanded broadband services to unserved and underserved areas through a combination of our own investment and grant funds received as a result of the American Recovery and Reinvestment Act of 2009 (“broadband stimulus”) and the Connect America Fund (“CAF”). Under our existing grant agreements with the Rural Utilities Service (“RUS”), we will receive up to $181.3 million in broadband stimulus funding and our share for funding these projects will total at least $60.4 million. CAF includes both a short-term (“CAF Phase I”) and long-term (“CAF Phase II”) framework. Under CAF Phase I, we received $86.7 million of incremental funding for the deployment of broadband service to unserved and underserved areas. CAF Phase II which will be implemented in 2015 will provide us with the opportunity to receive additional funding to construct and maintain our broadband network. While the FCC has not yet finalized CAF Phase II statewide funding, we anticipate the aggregate statewide offers made available to Windstream may be up to $190.0 million annually.

Our consumer business remains under pressure due to competition from wireless carriers, cable television companies and other companies using emerging technologies. For the year ended December 31, 2014, our consumer voice lines decreased by 107,700 lines, or 6.3 percent, as compared to the prior year. In response to this competitive pressure, we are focused on stabilizing our consumer business through expansion and upgrade of our broadband network and service offerings.

We believe that we are well positioned to grow our business by investing in our network, offering advanced products and solutions, targeting enterprise business customers and controlling costs through our disciplined approach to capital and expense management. In leveraging these strengths, we expect to continue to create significant value for both our customers and our shareholders.

Dividend Policy - Pre Spin-off

Our current dividend practice is to pay a quarterly dividend of $0.25 per common share or $1 per common share on an annual basis. As previously discussed, in connection with the proposed spin-off, we expect to lower our annual dividend. We anticipate that the spin-off will occur in the second quarter of 2015. We plan to maintain our current dividend practice through the close of the transaction. If the closing date of the spin-off is not on the record date of Windstream’s normal quarterly dividend, we intend to pay a pro rata dividend to our shareholders based on the number of days elapsed in the quarter.

Dividend Policy - Post Spin-off

Following the distribution of CS&L's common shares to shareholders, Windstream intends to complete a 1-for-6 reverse stock split. Reverse stock splits generally do not impact the value of an investment or the actual dividend payment received as the shareholder's pro rata ownership of the company remains the same and the dividend is adjusted up accordingly. Following the reverse stock split, Windstream expects to pay an annual dividend of $.60 per share, paid on a quarterly basis.

To illustrate the effects of the spin-off and the 1-for-6 reverse stock split, if a Windstream shareholder currently owns 1,000 shares, the shareholder will continue to own 1,000 shares of Windstream after the spin-off and will receive approximately 0.20 shares of CS&L common stock for each Windstream share owned, or 200 CS&L common shares. Following the reverse stock split, the Windstream shareholder in this example would own 166 Windstream common shares and 200 CS&L common shares, as the reverse stock split does not affect the number of CS&L common shares owned. Windstream's annual dividend adjusted for the reverse stock split will be $.60 per share, or $100 annually. CS&L expects to pay an annual dividend of $2.40 per share, or $480 annually.

Our dividend practice can be changed at any time at the discretion of our board of directors. Accordingly, we cannot assure you we will continue paying dividends at the current rate or the post-spin adjusted rate. See Item 1A, “Risk Factors,” for more information concerning our dividend practice.

Strategic Acquisitions

During 2011 and 2010, we completed a series of acquisitions designed to accelerate our transformation from a traditional telephone company to an enterprise communications and service provider. First in early 2010, we acquired NuVox Inc. (“NuVox”), a leading regional business service provider based in Greenville, South Carolina. Through this acquisition, we added a broad portfolio of Internet protocol (“IP”) based services and strengthened our sales force to better serve business customers. Two more acquisitions quickly followed. On December 1, 2010, we purchased Hosted Solutions Acquisition, LLC (“Hosted Solutions”) of Raleigh, N.C., a data center operator in the eastern United States. This acquisition provided us with the necessary infrastructure to offer many advanced data services, such as cloud computing, managed hosting and managed services, on a wide scale. We also gained five state-of-the-art data centers and approximately 600 business customers. On December 2, 2010, we completed the acquisition of two wholly-owned subsidiaries of Q-Comm Corporation (“Q-Comm”). Kentucky Data Link, (“KDL”), a regional transport services provider with 30,000 miles of fiber, and Norlight, a business services provider with approximately 5,500 customers. This transaction significantly expanded our fiber network, allowing us to reach more business customers and to compete for more wireless backhaul contracts. KDL’s fiber transport network also provided opportunities for substantial operating synergies by allowing us to carry more traffic on our own network rather than paying other carriers for this service.

Finally, on November 30, 2011, we acquired PAETEC Holding Corp. (“PAETEC”). In this transaction, we added an attractive base of medium to large-sized business customers, approximately 36,700 fiber route miles, seven data centers, and an experienced sales force focused on serving enterprise-level customers.

SERVICES AND PRODUCTS

We offer a robust portfolio of services and products to meet the communications and technology needs of our customers. Our basic offerings are outlined below.

Enterprise and Small Business

We believe advanced communications and technology services required by today’s businesses present our most substantial opportunity for growth. Through our targeted acquisition strategy and organic growth, we have built a portfolio of advanced communications services which meet all customers’ communications needs.

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

•
Managed services: We provide a breadth of managed services, for both our network and data center services, including managed Wide Area Network (“WAN”), managed Local Area Network (“LAN”), managed network security, managed Internet and managed voice services that allow our customers to focus on running their business and not running their network.

•
High-speed Internet: We offer a range of high-speed broadband Internet access options providing reliable connections at speeds up to 1 Gigabits per second (“Gbps”) designed to help our customers reduce costs and boost productivity.

•	Voice: Voice services consist of basic telephone services, including voice, long-distance and related features delivered over a traditional copper line.

In addition to the services offered above, we sell and lease customized communications equipment systems tailored specifically to our customers’ needs. We also offer ongoing maintenance plans to support those systems.

Consumer

Our consumer services primarily consist of high-speed Internet, voice and video services. We are committed to providing high-speed broadband and additional value-added services to our consumer base, as well as bundling our service offerings to provide a comprehensive solution to meet our customers’ needs at a competitive value.

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

We sell and lease certain equipment to support our consumer high-speed Internet and voice offerings, including broadband modems, home networking gateways and personal computers. We also sell home phones to support voice services.

Carrier

Carrier services provide network bandwidth to other telecommunications carriers. These include special access services, which provide access and network transport services to end users, and Ethernet transport up to 100 Gbps. Carrier services also include fiber-to-the-tower connections to support the growing wireless backhaul market. In addition, we supplement our business services with wholesale offerings of voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.

Wholesale

We provide switched access services to long-distance companies and other local exchange carriers for access to our network in connection with the completion of long-distance calls. We also receive compensation from wireless and other local exchange carriers for the use of our facilities. Certain Universal Service Fund (“USF”) revenues are also included in our wholesale revenues.

Other

Other revenues include USF surcharges and other costs passed through to our customers, certain consumer revenues in areas where we no longer offer new service, and other miscellaneous revenue streams.

SALES AND MARKETING

In order to best serve our customers, we have separate, dedicated business and consumer sales and marketing organizations.

Business Sales and Marketing

Our business sales and marketing team lead the development and implementation of smart solutions and personalized service to our enterprise and small business customers. Our business sales organization is extensive, including over 188 business sales offices throughout the United States and 2,311 sales employees focused on meeting the needs of our business customers. Our sales and marketing approach is supported by our wide array of products and services delivered over our extensive fiber transport network, leveraging other providers where necessary.

Business sales and marketing are conducted through:

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

NETWORK

We have developed a robust, flexible network allowing us to deliver advanced voice and data services. As of December 31, 2014, our network consists of approximately 121,000 miles of fiber optic plant in both our fiber backbone and local service areas and a combination of owned and leased facilities in our local markets.

Our fiber transport network is fully integrated and allows us to offer a full suite of voice and advanced data services, including, but not limited to, multi-site networking, dedicated Internet and Ethernet solutions, high-speed Internet and VoIP services.

In certain territories, we serve business customers by leasing last-mile connections from other carriers. These connections link our business customers to our facilities-based network. In some areas, we own last-mile facilities and are able to connect to our customers directly. Where we own last-mile facilities, we are able to offer up to 100 Gbps of Ethernet managed services.

Our owned local networks consist of central office digital switches, routers, loop carriers and virtual and physical colocations interconnected primarily with fiber and copper facilities. A mix of fiber optic and copper facilities connect our customers with the core network.

We also operate 27 data centers across the country as of December 31, 2014. Our data center capabilities include a full line of managed hosting services, cloud computing and colocation services. Our communications network provides the connectivity and bandwidth necessary to connect our customers to our data center infrastructure. Providing both the data center services and the customer’s connection to those services has great value to our customers.

Our network service areas as of December 31, 2014 are detailed in the map below:

Seattle
Spokane
Portland
Boise
Idaho Falls
Salt Lake City
San Francisco
Las Vegas
Los Angeles
San Diego
Phoenix
Tucson
Denver
Albuquerque
Amarillo
Lubbock
El Paso
Fargo
Minneapolis
Sioux Falls
Omaha
Lincoln
Des Moines
Cedar Rapids
Kansas City
Wichita
Tulsa
Oklahoma City
Dallas
Austin
San Antonio
Houston
Fort Smith
Little Rock
Springfield
St Louis
Springfield
Madison
Milwaukee
Green Bay
Chicago
Grand Rapids
Detroit
Indianapolis
Evansville
Louisville
Lexington
Cincinnati
Cleveland
Pittsburgh
Memphis
Nashville
Knoxville
Jackson
Birmingham
Atlanta
Mobile
Baton Rouge
New Orleans
Rochester
Albany
Portland
Boston
Hartford
Providence
New York City
Wilkes-Barre
Philadelphia
Baltimore
Washington D.C.
Richmond
Greensboro
Raleigh
Charlotte
Greenville
Columbia
Charleston
Savannah
Jacksonville
Orlando
Tampa
Miami
Fiber Network
IP Network
Data Centers
Service Areas

COMPETITION

We experience intense competition in both our business and consumer markets as described below. For additional information, see “Regulation” in Item 1, “Business” and Item 1A, “Risk Factors”.

Business

The market for business customers is highly competitive. During 2014, business customer locations decreased by approximately 30,000 or 5.0 percent. Our growth in enterprise customer locations is outpaced by losses in small business customer locations, typically due to competition from cable companies. However, our enterprise locations are driving growth in revenue through purchases of integrated voice and data services, hosted solutions and managed services, and advanced data services such as multi-site networking. We are uniquely positioned to gain share within the mid-size enterprise segment, which includes customers spending between $5,000 and $100,000 per month based upon our ability to leverage our national network to provide complex, customized solutions with personalized service. Our small business customers are driving growth in revenues by purchasing value-added services such as data backup, hosting services, and tech support.

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

To compete effectively in our business markets, we are investing in our network and service offerings to offer the most technologically advanced solutions available. We rely on scalable, customizable solutions and a suite of services that allows us to meet all of our business customers’ communications needs.

Consumer

We experience intense competition for consumer services. During 2014, we lost approximately 107,700 consumer voice lines, or 6.3 percent of our total customer base. In addition, consumer high-speed Internet customers decreased by approximately 39,300, or 3.4 percent, in 2014. Sources of competition in our consumer service areas include, but are not limited to, the following:

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

REGULATION

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

For additional information on these and other regulatory items, please refer to the “Regulatory Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

MANAGEMENT

Staff at our headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities including investor relations, acquisitions and dispositions, corporate planning, tax planning, cash and debt management, accounting, insurance, sales and marketing support, government affairs, legal matters, human resources and engineering services.

EMPLOYEES

At December 31, 2014, we had 12,626 employees, of which 1,530 employees are part of collective bargaining units. During 2014, we had no material work stoppages due to labor disputes with our unionized employees (see Item 1A, “Risk Factors”).

BUSINESS SEGMENTS

We operate as one reportable segment providing communications and technology services to our customers.

SIGNIFICANT CUSTOMERS

No single customer, or group of related customers, represented 10 percent or more of our operating revenues in 2014, 2013 or 2012.

SEASONALITY

Our business is not subject to significant seasonal fluctuations.

MATERIAL DISPOSITIONS
No material dispositions of business assets occurred during the periods covered by this annual report.

MORE INFORMATION

Our web site address is www.windstream.com. We file with, or furnish to, the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, as well as various other information. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information can also be found on the SEC website at www.sec.gov. In addition, we make available free of charge through the Investor Relations page on our web site our annual reports, quarterly reports, and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC. In addition, in the “Corporate Governance” section of the Investor Relations page on our web site, we make available our code of ethics, the Board of Directors’ Amended and Restated Corporate Governance Board Guidelines, and the charters for our Audit, Compensation, and Governance Committees. We will provide to any stockholder a copy of the Code of Ethics, Governance Board Guidelines and the Committee charters, without charge, upon written request to Investor Relations, Windstream Holdings, Inc., 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our expectation to return a significant portion of our cash flow to shareholders through our dividend, our expectation to maintain our current dividend practice at the current rate of dividend, expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, expected annualized savings from the management restructuring, the amounts expected to be received from the Rural Utilities Service and the Connect America Fund to fund the deployment of broadband services and the expected benefits of those services and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

•
the uncertainty regarding implementation of Federal Communications Commission ("FCC") universal service and intercarrier compensation reforms as well as state-level universal service reform, and the potential for additional federal or state government reforms regarding universal service or intercarrier compensation that result in significant loss of revenue to us;

•	unfavorable rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate or other actuarial assumptions;

•	unfavorable results of litigation or intellectual property infringement claims asserted against us;

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

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	continued loss of consumer voice lines and consumer high-speed Internet customers;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•	those additional factors under “Risk Factors” in Item 1A of this Annual Report and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

Additional forward-looking statements specific to the proposed spin-off and formation of the REIT, include but are not limited to, statements regarding the completion of the transaction, the expected closing date of the transaction, the expectation to pay a final pro rata dividend prior to closing, the expected benefits of the transaction, the expected financial attributes of the new Windstream and the REIT company including the initial rent amount, the pro forma dividend and amount and the number of REIT shares to be issued to shareholders. Such statements are based on estimates, projections, beliefs and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Factors that could cause actual results to differ materially from those contemplated in our forward-looking statements include, among others:

•	the anticipated timing of the closing of the pending transaction and proposed spin-off;

•	the expected tax treatment of the pending transaction and proposed spin-off;

•	the ability of each of Windstream (post-spin) and the new REIT company to conduct and expand their respective businesses following the proposed spin-off; and

•	the ability to receive, or delays in obtaining, the regulatory approvals required to complete the proposed spin-off.

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

Item 1A. Risk Factors
Risks Relating to Our Business

The following discussion of “Risk Factors” identifies the most significant factors that may adversely affect our business, results of operations or financial position. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this report. The following discussion of risks is not all-inclusive but is designed to highlight what we believe are important factors to consider when evaluating our business and expectations. These factors could cause our future results to differ materially from our historical results and from expectations reflected in forward-looking statements. Additionally, this discussion should not be construed as a listing of risks by order of potential magnitude or probability to occur.

Competition in our business markets could adversely affect our results of operations and financial condition.

We serve business customers in markets across the country, competing against other communications providers and cable television companies for business customers. Competition in our business markets could adversely affect growth in business revenues and ultimately have a material adverse impact on our results of operations and financial condition. If we are unable to compete effectively, we may be forced to lower prices or increase our sales and marketing expenses. In addition, we may need to continue to make significant capital expenditures to keep up with technological advances and offer competitive services. For additional information, see the risk factor “Rapid changes in technology could affect our ability to compete for business customers.”

In certain markets where we serve business customers, we lease significant amounts of network capacity to provide service to our customers. We lease these facilities from companies competing directly with us for business customers. For additional information, see the risk factor “In certain operating territories, we are dependent on other carriers to provide facilities which we use to provide service to our customers.”

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

In certain operating territories and/or at certain locations, we are dependent on other carriers to provide facilities that we use to provide service to our customers.

In certain markets and/or at certain locations, especially where we provide services to businesses, we may lease a significant portion of our network capacity from other carriers. These carriers may compete directly with us for customers. The prices for network services are contained in tariffs, interconnection agreements, and negotiated contracts. Terms, conditions and pricing for tariff network services may be changed, but they must be approved by the appropriate regulatory agency before they go into effect. For network service purchased pursuant to interconnection agreements, the rates, terms and conditions included therein are approved by state commissions while other network services, such as some high-capacity Ethernet services, may be obtained through commercial contracts subject to limited government oversight.

The availability and pricing of network services purchased via commercial agreements are subject to change without regulatory oversight. For interconnection agreement-based network services, if an agreement cannot be negotiated and we have to invoke binding arbitration by a state regulatory agency, that process is expensive, time consuming, and the results may not be favorable to us. In addition, rates for network services set forth above are susceptible to changes in the availability and pricing of the provider’s facilities and services. Furthermore, in the event a provider becomes legally entitled to deny or limit access to capacity (or already is, as is the case with respect to certain services) or if state commissions allow the providers to increase rates for tariffed or interconnection agreement-based rates, we may not be able to effectively compete. In addition, if the provider does not adequately maintain or timely install these facilities, despite legal obligations, our service to customers may be adversely affected. As a result of all these items, our competitive position, our operations, financial condition and operating results could be materially affected.

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

Alternatively, we may choose to implement reasonable network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, and these actions could negatively affect customer experience and increase customer churn.

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

Our customers depend on reliable service over our network. Some of the risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we will experience disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third party service providers. Additionally, we could face disruptions due to capacity limitations as a result of changes in our customers’ high-speed Internet usage patterns. These patterns have changed in recent years, for example through the increased usage of video, resulting in a significant increase in the utilization of our network.

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

We store customers’ proprietary business information in our facilities through our colocation, managed services and cloud computing services. In addition, we maintain certain sensitive customer information in our financial and operating systems. While we have implemented data security polices and other internal controls to safeguard and protect against misuse or loss of this information, if their data were compromised through a cyber security incident, it could have a significant impact on our results of operations and financial condition. Additionally, we have implemented network and data security policies and other internal controls to safeguard and protect against malicious interference with our networks and information technology infrastructure and related systems and technology, as well as misappropriation of data and other malfeasance, but we cannot eliminate the risk associated with these types of occurrences. While we continue to adapt to new threats, increasing incidents of unsuccessful and successful “cyber attacks”, such as computer hacking, dissemination of computer viruses and denial of service attacks, as well as misappropriation of data, pose growing risks of a significant effect on our results of operations and financial condition and we cannot fully predict the evolution of such threats.

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

The amount of dividends that we may distribute is also limited by restricted payment and leverage covenants in our credit facility and indentures, and, potentially, the terms of any future indebtedness that we may incur. The amount of dividends that we may distribute is also subject to restrictions under Delaware law. If our board of directors were to adopt a change in our current dividend practice that results in a reduction in the amount of dividends, such change could have a material and adverse effect on the market price of our common stock.

We are subject to various forms of regulation from the Federal Communications Commission (“FCC”) and state regulatory commissions in the states in which we operate, which limit our pricing flexibility for regulated voice and high-speed Internet products, subject us to service quality, service reporting and other obligations and expose us to the reduction of revenue from changes to the universal service fund, the intercarrier compensation system, or access to interconnection with competitors’ facilities.

As of December 31, 2014, we had operating authority from each of the 48 states and the District of Columbia in which we conducted local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these areas as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. In some circumstances, these regulations restrict our ability to adjust rates to reflect market conditions and may affect our ability to compete and respond to changing industry conditions.

Future revenues, costs, and capital investment in our wireline business could be adversely affected by material changes to or decisions regarding applicability of government requirements, including, but not limited to, changes in rules governing intercarrier compensation, state and federal USF support, competition policies, and other pricing and requirements. Federal and state communications laws and regulations may be amended in the future, and other laws and regulations may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have.
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

We require substantial capital to maintain our network, and our growth strategy will require significant capital investments for network enhancements and build-out. During 2014, we incurred $786.5 million in capital expenditures, and we expect to incur $825.0 million to $875.0 million in capital expenditures during 2015, excluding any potential impact of CAF Phase II. See Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources in the Financial Supplement to this Annual Report on Form 10-K.

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

Our pension plan invests in marketable securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2014, the fair market value of these investments increased from $959.7 million to $1,042.0 million due to the return on assets held of $144.6 million and employer contributions of Windstream common stock and certain company-owned real estate properties totaling $89.9 million. The increases were partially offset by routine benefit payments of $65.6 million and lump sum payments and administrative expenses of $86.6 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan.

Funding requirements may increase as a result of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations or government regulations that increase minimum funding requirements of the pension liability. We estimate that the long term rate of return on plan assets will be 7.0 percent, but returns below this estimate could significantly increase our contribution requirements, which could adversely affect our cash flows from operations. Also, reductions in discount rates and extensions of participant mortality rates directly increase our pension liability and expose us to greater funding obligations in the future. Our earnings reported under accounting principles generally accepted in the United States (“U.S. GAAP”) may also be adversely affected due to our method of accounting for pension costs, whereby we immediately recognize gains and losses resulting from the return on plan assets as well as other changes in actuarial assumptions impacting our discount rate and mortality estimates.

Our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms.

As of December 31, 2014, we had approximately $8,651.7 million long-term debt outstanding, including current maturities. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facility and its other debt agreements. If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the lenders and other parties to those arrangements could accelerate the maturity of some or all of our outstanding indebtedness.

We may not generate sufficient cash flows from operations, or have future borrowings available under our credit facility or from other sources sufficient to enable us to make our debt payments or to fund dividends and other liquidity needs. We may not be able to refinance any of our debt, including our credit facility, on commercially reasonable terms or at all. If we are unable to make payments or refinance our debt, or obtain new financing under these circumstances, we would have to consider other options, such as selling assets, issuing additional equity or debt, or negotiating with our lenders to restructure the applicable debt. Our credit agreement and the indentures governing our senior notes may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.

As of February 20, 2015, Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

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

We face intense competitive pressures in our consumer service areas. If we continue to lose consumer voice lines as we have historically, our results of operations and financial condition could be adversely affected. During 2014, our consumer voice lines declined 6.3 percent.

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

Competition in our consumer markets could affect our revenues and profitability in several ways, including accelerated consumer voice line loss, reductions by customers in usage-based services or shifts to less profitable services and a need to lower our prices or increase marketing expenses to stay competitive.

If we are prohibited from participating in government programs, our results of operations could be materially and adversely affected.

We are the recipient of a material amount of end user revenue and government funding under various government programs and also serve as a government contractor for services for various state, local and federal agencies. Our failure to comply with the complex government regulations and statutes applicable to the programs, or the terms of one or more of our government contracts, could result in our being suspended or disbarred from future government programs for a significant period of time or result in harm to our reputation with the government and possible restriction from future government activities. While we have implemented compliance programs and internal controls that are reasonably designed to prevent misconduct and non-compliance relating to the government programs and contracting, we cannot eliminate the risk that our employees, partners or subcontractors may independently engage in such activities.

If we are suspended or debarred from government programs, or if our government contracts are terminated for any reason, we could suffer a significant reduction in expected revenue which could have a material and adverse effect on our operating results.

New technologies may affect our ability to compete in our consumer markets.

Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a larger geographic footprint. If these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services. In addition, cable operators may be able to take advantage of certain technology to deploy faster broadband speeds more rapidly than Windstream.

In addition to broadband technology, evolving voice technologies, such as over-the-top Voice over Internet Protocol (“VoIP”), may effectively compete with voice and long-distance services in our consumer markets.

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

Cable television companies are generally subject to less stringent regulations than our consumer operations. Cable voice offerings and others are subject to fewer service quality and reporting requirements than our consumer operations, and their rates are generally not subject to regulation, unlike our consumer voice services. Our consumer areas also may be subject to “carrier of last resort” obligations, which generally obligate us to provide basic voice services to any person within our service area regardless of the profitability of the customer. Our competitors in these areas are not subject to such requirements.

Because of these regulatory disparities, we have less flexibility in our consumer markets than our competitors. This could result in accelerated voice line and revenue losses in the future.

Different interpretation and/or implementation of certain sections contained in the FCC’s Intercarrier Compensation and Universal Service reform order could result in additional access revenue reductions.

The FCC’s reform order adopted in 2011 provides that intrastate traffic that originates in VoIP format and is delivered by long distance carriers to us for termination will be assessed interstate access charges. During 2012, we coordinated with long distance carriers to transition to these reduced interstate access rates, and this transition resulted in further reductions on July 2, 2013.
In a subsequent order, the FCC determined that intrastate traffic we originate through the traditional telephone network and deliver to a customer served under a VoIP platform would be subject to interstate access charges beginning on July 1, 2014. As a result, we incurred additional access revenue reductions beginning on July 1, 2014. While we have petitioned the FCC to create a recovery mechanism, it has not yet done so. We expect additional reductions in intrastate originating access revenue as carriers report higher

VoIP factors, but we cannot predict the impact at this time or whether some or all of the impact will be offset by an FCC recovery mechanism.

In 2014, we received approximately 5 percent of our revenues from state and federal USF, and any material adverse regulatory developments with respect to these funds could adversely affect our financial and operating condition.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 5 percent of our revenues for the year ended December 31, 2014. A portion of such support is based on relative cost and voice line counts, and we expect receipt of such support to decline as we continue to reduce costs and lose voice lines. Pending regulatory proceedings to reform state and federal USF programs could, depending on the outcome, materially reduce our USF revenues.

The FCC is implementing the Connect America Fund, which was adopted in 2011 and includes a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. Windstream has already elected to participate in Phase I and expects that it will soon have the option to elect to participate in Phase II. To obtain the available funding, which could be greater than the amount Windstream currently receives from frozen federal universal service, Windstream will need to offer broadband to a certain number of locations at specified speeds in particular portions of its service areas. This will require substantial capital investment and large scale construction by Windstream in rural and hard-to-serve geography. Costs of either Phase could exceed estimates by a material amount. If Windstream does not participate in Phase II its federal USF receipts will significantly decline and competitors will have the opportunity to bid for the support to provide broadband in Windstream’s service areas. Windstream would, however, have fewer carrier of last resort obligations and could forego the capital expenditures associated with participating in the program.

At the state level, the Public Utility Commission (“PUC”) in Texas, which is our largest source of universal service funding, recently adopted a rule that allows a provider to avoid statutorily mandated support reductions beginning in 2017 if the provider can make a showing of financial need. Under the financial needs test adopted by the Texas PUC, a provider can petition for continued support under a two-step process that considers the level of competition and a provider’s expenses. Petitions can be filed beginning in 2016 and will be subject to proceedings before the Texas PUC. Texas state USF revenues were $67.5 million in 2014.

In New Mexico, the Public Service Commission (“PSC”) adopted modified USF rules in November 2014 that will result in reductions in annual support beginning in 2015. We have filed an appeal of the new rules with the New Mexico Supreme Court. Barring a successful appeal, we expect reductions to our support amounts. New Mexico state USF revenues were $8.4 million in 2014.
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

We originate and terminate calls for long distance and other voice carriers over our network in exchange for access charges. These access charges represent a significant portion of our revenues. Additionally, we are making significant capital investments to deploy fiber-to-the-tower and other network services in return for long-term revenue generating contracts. If these carriers go bankrupt or experience substantial financial difficulties and we are unable to timely collect payments from them, it may have a negative effect on our results of operations and financial condition.

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

As of December 31, 2014, we had 1,530 employees, or approximately 12 percent of all of our employees, covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory.

We are currently party to 23 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. Of our existing collective bargaining agreements, eight agreements covering approximately 500 employees are due to expire in 2015. In addition, the national pension agreement covers approximately 500 employees. This agreement expired in 2010 but has been extended indefinitely, subject to the right of Windstream or the unions to terminate the agreement with 30 days notice. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, our results of operations and financial condition.

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

Our gross investment in property, by category, as of December 31, 2014, was as follows:

(Millions)
Land	$44.3
Building and improvements	655.5
Central office equipment	5,750.4
Outside communications plant	6,906.6
Furniture, vehicles and other equipment	1,616.0
Total	$14,972.8

Certain of our properties are pledged as collateral to secure long-term debt obligations of Windstream Corp. The obligations under Windstream Corp.’s senior secured credit facility are secured by liens on all of the personal property assets and the related operations of our subsidiaries who are guarantors of the senior secured credit facility.

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
Windstream Corporation
Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

(a)
Our common stock is traded on the Nasdaq Global Select Market under the symbol “WIN.” The following table reflects the range of high, low and closing prices of our common stock as reported by Dow Jones & Company, Inc. for each quarter in 2014 and 2013:

Year	Quarter	High	Low	Close	Dividend Declared
2014	4th	$10.97	$8.22	$8.24	$0.25
	3rd	$13.30	$9.83	$10.78	$0.25
	2nd	$10.22	$8.24	$9.96	$0.25
	1st	$8.45	$7.18	$8.24	$0.25
2013	4th	$8.75	$7.82	$7.98	$0.25
	3rd	$8.75	$7.50	$7.99	$0.25
	2nd	$8.88	$7.50	$7.71	$0.25
	1st	$10.00	$7.87	$7.93	$0.25

As of February 20, 2015, the approximate number of holders of common stock, including an estimate for those holding shares in street name, was 304,875.

For a discussion of certain restrictions on our ability to pay dividends under Windstream Corp.’s debt instruments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Liquidity and Capital Resources in the Financial Supplement to this Annual Report on Form 10-K.

(b)	Not applicable.

(c)	Not applicable.

Stock Performance

Set forth below is a line graph showing comparisons of annual stockholder returns since December 31, 2009. The graph includes the total cumulative stockholder returns on our common stock, and comparative returns on the S&P 500 Stock Index and the S&P Telecom Index. The S&P Telecom Index consists of the following companies: AT&T Inc., CenturyLink, Inc., Crown Castle International Corp., Frontier Communications Corp., Sprint Communications, Inc., T-Mobile US, Inc., Verizon Communications Inc., Windstream Holdings, Inc. The graph assumes that the value of the investment was $100.00 on December 31, 2009 and that all dividends and other distributions were reinvested.

Total Cumulative Shareholder Returns
	2009	2010	2011	2012	2013	2014
Windstream	$100.00	$137.75	$125.75	$98.10	$106.89	$122.91
S&P 500	$100.00	$115.06	$117.48	$136.26	$180.38	$205.05
S&P Telecom	$100.00	$118.96	$126.42	$149.57	$166.71	$171.70

The graph and table above provide the cumulative change of $100.00 invested on December 31, 2009, including reinvestment of dividends, for the periods indicated.

The foregoing performance graph contained in Item 5 shall not be deemed to be soliciting material or be filed with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

Under our share-based compensation plans, we may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Amended and Restated Equity Incentive Plan is 35.0 million shares and under the PAETEC Holding Corp. 2011 Omnibus Incentive Plan is approximately 3.6 million shares.

The following table sets forth information about our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	1,742,563	$6.58	2,011,347	(1)
Equity compensation plans approved by security holders	—	—	17,651,066	(2)
Total	1,742,563	$6.58	19,662,413

(1)	Includes shares available under the PAETEC Holding Corp. 2011 Omnibus Incentive Plan.

(2)	The Windstream Corporation 2006 Amended and Restated Equity Incentive Plan.

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

Item 8. Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-36 to F-96 of the Financial Supplement, which is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Windstream Holdings’ and Windstream Corp.’s disclosure controls and procedures as of the end of the period covered by these annual reports (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in Windstream Holdings’ and Windstream Corp.’s internal control over financial reporting that occurred during the period covered by these annual reports, and they have concluded that there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

Windstream Holdings, Inc.
Windstream Corporation
Form 10-K, Part III

Item 10. Directors, Executive Officers, and Corporate Governance

For information pertaining to our Directors refer to “Proposal No. 1 – Election of Directors” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee financial expert and corporate governance refer to “Board and Board Committee Matters” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to “Audit Committee Report” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Our executive officers as of December 31, 2014, were as follows:

Name	Business Experience	Age
Anthony W. Thomas	President and Chief Executive Officer of Windstream since December 12, 2014; Chief Financial Officer of Windstream from August 2013 to December 2014; Chief Financial Officer and Treasurer of Windstream from May 2012 to August 2013; Chief Financial Officer of Windstream from August 2009 to May 2012; Controller of Windstream from July 2006 to August 2009.	43
Robert E. Gunderman	Chief Financial Officer and Treasurer of Windstream since December 12, 2014; Senior Vice President - Financial Planning and Treasurer of Windstream from August 2013 to December 2014; Senior Vice President - Financial Planning and Treasury of Windstream from June 2012 to August 2013; Vice President - Financial Planning of Windstream from August 2008 to June 2012.	42
John P. Fletcher	Executive Vice President, General Counsel and Secretary of Windstream since formation on July 17, 2006.	49
James David Works, Jr.	President - Enterprise of Windstream since December 12, 2014; Executive Vice President and Chief Human Resources Officer of Windstream from February 2012 to December 2014; Senior Vice President and President, Talent and Human Capital Services of Sears Holdings Corp. from September 2009 to January 2012.	47
John C. Eichler	Vice President and Controller of Windstream since August 10, 2009; Vice President of Internal Audit from July 2006 to August 2009.	43

We have a code of ethics that applies to all employees and members of the Board of Directors. Our code of ethics, referred to as the “Working with Integrity” guidelines, is posted on the Investor Relations page on our web site (www.windstream.com) under “Corporate Governance”. We will disclose in the “Corporate Governance” section of the Investor Relations page on our web site amendments and waivers with respect to the Code of Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K. We will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Investor Relations, Windstream Corporation, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

For information regarding compliance with Section 16(a) of the Exchange Act, refer to “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

For information pertaining to Executive Compensation, refer to “Compensation Discussion and Analysis” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of our securities and director independence, refer to “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Board and Board Committee Matters” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to “Relationships and Certain Related Transactions” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information pertaining to fees paid to our principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in our Proxy Statement for our 2015 Meeting of Stockholders, which is incorporated herein by reference.

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

WINDSTREAM HOLDINGS, INC.	WINDSTREAM CORPORATION
(Registrant)	(Registrant)

By	/s/ Anthony W. Thomas	Date:	February 24, 2015
Anthony W. Thomas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert E. Gunderman	Date:	February 24, 2015
Robert E. Gunderman, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony W. Thomas		February 24, 2015
Anthony W. Thomas, President and Chief Executive Officer

By	/s/ John C. Eichler		February 24, 2015
John C. Eichler, Vice President and Controller (Principal Accounting Officer)

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

*Francis X. Frantz, Director

*Jeffrey T. Hinson, Director

*Judy K. Jones, Director

*William G. LaPerch, Director

*William A. Montgomery, Director

*Michael G. Stoltz, Director

*Alan L. Wells, Director

By	/s/ Kristi M. Moody
* (Kristi M. Moody,
Attorney-in-fact)
February 24, 2015

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Millions)	For the Year Ended December 31, 2014	For the period of August 30, 2013 (date of formation) to December 31, 2013
Costs and expenses:
Selling, general, and administrative	$2.3	$0.5
Total costs and expenses	2.3	0.5
Operating loss	(2.3)	(0.5)
Loss before income taxes and equity in subsidiaries	(2.3)	(0.5)
Income tax benefit	(0.9)	(0.2)
Loss before equity in subsidiaries	(1.4)	(0.3)
Equity (losses) earnings from subsidiaries	(38.1)	137.6
Net (loss) income	$(39.5)	$137.3
Comprehensive (loss) income	$(55.9)	$134.4

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions, except par value)

Assets	2014	2013
Current Assets:
Distributions receivable from Windstream Corp.	$152.4	$150.7
Other current assets	—	0.1
Total current assets	152.4	150.8
Investment in affiliate	224.8	840.5
Total Assets	$377.2	$991.3
Liabilities and Shareholders’ Equity
Current liabilities:
Accrued dividends	$152.4	$151.1
Total current liabilities	152.4	151.1
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
602.9 and 596.2 shares issued and outstanding	0.1	0.1
Additional paid-in capital	212.6	811.6
Accumulated other comprehensive income	12.1	28.5
Retained earnings	—	—
Total shareholders’ equity	224.8	840.2
Total Liabilities and Shareholders’ Equity	$377.2	$991.3

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(Millions)	For the Year Ended December 31, 2014	For the period of August 30, 2013 (date of formation) to December 31, 2013

Cash Provided from Operations:
Net (loss) income	$(39.5)	$137.3
Adjustments to reconcile net (loss) income to net cash provided from operations:
Equity in losses (earnings) from subsidiaries	38.1	(137.6)
Changes in operating assets and liabilities, net:
Other current assets	—	(0.1)
Net cash used in operating activities	(1.4)	(0.4)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(602.2)	(149.0)
Distributions from Windstream Corp	603.6	149.4
Net cash provided by financing activities	1.4	0.4
Change in cash and cash equivalents	—	—
Cash and Cash Equivalents:
Beginning of period	—	—
End of period	$—	$—

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

Background and Basis of Presentation: Following its formation on August 30, 2013, Windstream Holdings, Inc. (“Windstream Holdings”) has no material assets or operations other than its ownership in Windstream Corporation (“Windstream Corp.”) and its subsidiaries. Certain covenants within Windstream Corp.’s senior secured credit facility may restrict its ability to distribute funds to Windstream Holdings in the form of dividends, loans or advances. Accordingly, these condensed financial statements of Windstream Holdings have been presented on a “Parent Only” basis. Under this basis of presentation, Windstream Holdings’ investment in its consolidated subsidiaries are presented under the equity method of accounting. The condensed parent company financial statements should be read in conjunction with the consolidated financial statements and notes of Windstream Holdings and subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2014	$40.0	$54.8		$—	$51.4	(a)	$43.4
December 31, 2013	$42.6	$63.5		$—	$66.1	(a)	$40.0
December 31, 2012	$29.9	$59.4		$—	$46.7	(a)	$42.6
Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2014	$84.9	$10.0		$—	$—		$94.9
December 31, 2013	$85.9	$7.1		$—	$8.1	(b)	$84.9
December 31, 2012	$165.9	$0.4		$—	$80.4	(c)	$85.9
Accrued liabilities related to merger, integration and restructuring charges:
For the years ended:
December 31, 2014	$14.0	$76.3	(d)	$—	$79.1	(f)	$11.2
December 31, 2013	$20.1	$38.8	(e)	$—	$44.9	(f)	$14.0
December 31, 2012	$12.9	$92.6	(g)	$—	$85.4	(f)	$20.1
Notes:

(a)	Accounts charged off net of recoveries of amounts previously written off.

(b)
Reversal of valuation allowances on net operating loss carryforwards realized due to the sale of Pinnacle Software Company and on capital loss carryforwards realized as a result of capital gains recognized.

(c)	Represents adjustment recorded through goodwill to valuation allowance for deferred taxes related to expected realization of net operating losses assumed from acquisition of PAETEC.

(d)
Costs primarily consist of charges for various information technology conversions, consulting fees and other expenses incurred related to the proposed spin-off of certain telecommunications network assets, and severance and other employee benefit costs resulting from workforce reductions completed during the year.

(e)	Costs primarily represent charges related to information technology conversions and network efficiency projects.

(f)	Represents cash outlays for merger, integration and restructuring costs.

(g)
Costs primarily include charges for accounting, legal, broker fees and other miscellaneous costs associated with the acquisitions of NuVox, Q-Comm and PAETEC. In addition, we incurred employee transition costs, primarily severance related, in conjunction with the integration of NuVox, Q-Comm and PAETEC.

See Note 9, “Merger, Integration and Restructuring Charges”, to the consolidated financial statements on page F-72 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and restructuring charges recorded by us in 2014, 2013 and 2012.

EXHIBIT INDEX

Number and Name
2.1
Agreement and Plan of Merger, dated July 31, 2011, by and among Windstream Corporation, Peach Merger Sub, Inc. and PAETEC Holding Corp. (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of PAETEC dated July 31, 2011).
*

2.2
Agreement and Plan of Merger, dated August 29, 2013, by and among Windstream Corporation, Windstream Holdings, Inc., and WIN Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Windstream Holdings, Inc.’s Form 8-K dated August 30, 2013).
*

3.1	Amended and Restated Certificate of Incorporation of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated August 30, 2013).	*

3.2	Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to Windstream Holdings, Inc.’s Form 8-K dated August 30, 2013).	*

3.3	Second Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated February 14, 2014).	*

3.4	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.3 to Windstream Holdings Inc.’s Form 8-K dated August 30, 2013).	*

4.1
Indenture dated as of October 8, 2009 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K date October 8, 2009), as amended by supplemental indentures to provide guarantees from additional subsidiaries who also guarantee the Corporation’s revolving credit facilities (such guarantor subsidiaries are identified on Exhibit 21).
*

4.2
Indenture dated as of July 19, 2010 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated July 19, 2010), as amended by supplemental indentures to provide guarantees from additional subsidiaries who also guarantee the Corporation’s revolving credit facilities (such guarantor subsidiaries are identified on Exhibit 21).
*

4.3
Indenture dated as of October 6, 2010 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated October 6, 2010), as amended by supplemental indentures to provide guarantees from additional subsidiaries who also guarantee the Corporation’s revolving credit facilities (such guarantor subsidiaries are identified on Exhibit 21).
*

4.4
Indenture dated March 16, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated March 16, 2011).
*

4.5
Indenture dated as of March 28, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated 28, 2011).
*

4.6
Indenture dated as of November 22, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated November 22, 2011).
*

4.7
Indenture dated as of January 23, 2013, among Windstream Corporation, as Issuer, and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated January 23, 2013).
*

4.8
Indenture dated June 29, 2009 among PAETEC Holding Corp., certain subsidiaries of PAETEC as guarantors, and The Bank of New York Mellon, trustee (incorporated herein by reference to Exhibit 4.1 to the PAETEC’s Current Report on Form 8-K dated June 29, 2009).
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name
4.9
Indenture dated December 2, 2010 among PAETEC Escrow Corporation, as guarantor, and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to the PAETEC’s Current Report on Form 8-K dated December 2, 2010), as assumed by PAETEC Holding Corp. as successor issuer to PAETEC Escrow Corporation pursuant to a First Supplemental Indenture dated as of December 6, 2010.
*

4.10
Indenture dated as of August 26, 2013, among Windstream Corporation, as Issuer, and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Corporation’s Form 8-K dated August 28, 2013).
*

4.11	Form of 7.0% Senior Note due 2019 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated March 1, 2007).	*

4.12	Form of 7.875% Senior Note due 2017 of Windstream Corporation (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K date October 8, 2009).	*

4.13	Form of 8.125% Senior Note due 2018 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated July 19, 2010).	*

4.14	Form of 7.75% Senior Note due 2020 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated October 6, 2010).	*

4.15
Form of 7.5% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated as of March 16, 2011).
*

4.16
Form of 7.75% Senior Notes due 2021 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated as of March 28, 2011).
*

4.17
Form of 7.5% Senior Notes due 2022 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated as of November 22, 2011).
*

4.18	Form of 6.375% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Form 8-K dated January 23, 2013).	*

4.19
Form of 9 7/8% Senior Notes due 2018 by PAETEC Escrow Corporation (incorporated herein by reference to Noted included in Exhibit 4.1 to PAETEC’s Current Report on Form 8-K dated December 2, 2010), as assumed by PAETEC Holding Corp. as successor issuer to PAETEC Escrow Corporation pursuant to a First Supplemental Indenture dated as of December 6, 2010.
*

4.20
Guaranty, dated as of December 1, 2011, by Windstream Corporation guaranteeing obligations of PAETEC Holding Corp. under its 9 7/8% Senior Secured Notes due 2018 (incorporated herein by reference to Exhibit 4.3 to the Corporation’s Form 8-K date November 30, 2011).
*

10.1
Fifth Amended and Restated Credit Agreement, dated as of January 23, 2013, among Windstream Corporation, as borrower, certain lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, certain Co-Documentation Agents, J.P. Morgan Securities, Inc., Bookrunner and Lead Arranger, and certain Joint Bookrunners and Joint Arrangers (incorporated herein by reference to Exhibit A to Exhibit 10.1 to the Corporation’s Form 8-K dated January 23, 2013).
*

10.2
Amendment No. 1, dated as of August 23, 2013, to the Fifth Amended and Restated Credit Agreement dated as of January 23, 2013, among Windstream Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated herein by reference to Exhibit 10.30 of Windstream Corporation’s Form 10-Q dated November 7, 2013).
*

10.3	Director Compensation Program dated February 6, 2013 (incorporated herein by reference to Windstream Holdings Inc.’s Form 10-K dated February 19, 2013).	*

10.4
Form of Restricted Shares Agreement (Non-Employee Directors) entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated February 6, 2007) and as assumed by Windstream Holdings, Inc.
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

10.5	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

10.6
Amendment No. 1 to Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated January 4, 2008).
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
*

10.9
Form of Indemnification Agreement entered into between Windstream Corporation and its directors and executive officers (incorporated herein by reference to Exhibit 10.13 to the Corporation’s Current Report on Form 8-K dated July 17, 2006) and as assumed by Windstream Holdings, Inc.
*

10.10
Form of Indemnification Agreement entered into between Windstream Holdings, Inc., Windstream Corporation, and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated February 14, 2014).
*

10.11
Form of Restricted Shares Agreement (Officers: Restricted Stock-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 19, 2010) and as assumed by Windstream Holdings, Inc.
*

10.12
Form of Performance Based Restricted Stock Unit Agreement (Officers: RSU-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 8, 2011) and as assumed by Windstream Holdings, Inc.
*

10.13
Amended and Restated Employment Agreement, dated as of January 1, 2008, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.6 to the Corporation’s Current Report on Form 8-K dated January 4, 2008) and as assumed by Windstream Holdings, Inc.
*

10.14
Amendment to Employment Agreement, dated as of December 21, 2009, between Windstream Corporation and Jeffery R. Gardner (incorporated herein by reference to Exhibit 10.1 to Corporation’s Current Report on Form 8-K dated December 21, 2009) and as assumed by Windstream Holdings, Inc.
*

10.15
Agreement, by and between Windstream Holdings, Inc. and Jeffery R. Gardner, dated as of December 11, 2014 (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings Inc.’s Form 8-K dated December 12, 2014).
*

10.16
Agreement, by and between Windstream Holdings, Inc. and Anthony W. Thomas, dated as of December 11, 2014 (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings Inc.’s Form 8-K dated December 12, 2014).
*

10.17
Agreement, by and between Windstream Holdings, Inc. and Brent Whittington, dated as of August 19, 2014 (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings Inc.’s Form 8-K dated August 19, 2014).
*

10.18
Form of Change-In-Control Agreement, dated as of January 1, 2013, entered into between Windstream Corporation and certain executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated January 1, 2013) and as assumed by Windstream Holdings, Inc.
*

10.19
Letter Agreement, dated as of November 7, 2006, between the Windstream Corporation and Francis X. Frantz (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated November 13, 2006).
*

10.20
Windstream 2006 Equity Incentive Plan (as amended and restated effective February 17, 2010 (incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement dated March 26, 2010) and as assumed by Windstream Holdings, Inc.
*

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

EXHIBIT INDEX, Continued

Number and Name

10.21
PAETEC Holding Corp. 2011 Omnibus Incentive Plan. (incorporated herein by reference to Exhibit 10.1 to PAETEC Holding Corp.’s Current Report on Form 8-K filed with the SEC on June 3, 2011) for equity awards issued on or prior to November 30, 2011 and as assumed by Windstream Holdings, Inc.
*

10.22	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the PAETEC’s Form 8-K dated May 20, 2008) and as assumed by Windstream Holdings, Inc.	*

10.23
PAETEC Corp. 2001 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.10.1 to the Registration Statement on Form S-4 filed by PAETEC Holding Corp. with the SEC on November 13, 2006 (SEC File No. 333-138594)) and as assumed by Windstream Holdings, Inc.
*

10.24
Form of US LEC Corp. 1998 Omnibus Stock Plan, as amended (incorporated herein by Exhibit (d) Schedule TO filed by US LEC Corp. with the SEC on February 23, 2006 (File No. 005-54177) and as assumed by Windstream Holdings, Inc.
*

10.25
McLeodUSA Incorporated 2006 Omnibus Equity Plan (incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed by PAETEC Holding Corp. with the SEC on February 8, 2008 (SEC File No. 333-149130)) and as assumed by Windstream Holdings, Inc.
*

10.26
PAETEC Communications, Inc. Agent Incentive Plan, as amended and restated (filed as Exhibit 4.2.1 to PAETEC Holding Corp.’s Amendment No. 2 to Registration Statement on Form S-4 (SEC File Number 333-138594) and as assumed by Windstream Holdings, Inc.
*

10.27
PAETEC Holding Corp. 2009 Agent Incentive Plan (filed as Exhibit 4.7 to PAETEC Holding Corp.’s Registration Statement on Form S-3 (SEC File Number 333-159344) and incorporated herein by reference) and as assumed by Windstream Holdings, Inc.
*

10.28
Form of Assignment and Assumption Agreement between Windstream Corporation and Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated August 30, 2013).
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
FOR THE YEAR ENDED DECEMBER 31, 2014

WINDSTREAM HOLDINGS, INC.
WINDSTREAM CORPORATION
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, the terms “Windstream,” “we,” “us” or “our” refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term “Windstream Corp.” refers to Windstream Corporation and its subsidiaries.

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

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Corporation (“Windstream Corp.”). Windstream Holdings common stock trades on the Nasdaq Global Select Market under the ticker symbol “WIN”. All shares of Windstream Corp. common stock are held by Windstream Holdings and do not trade on any stock market. Windstream Corp. and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result, also file periodic reports with the SEC. Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.’s debt agreements.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. For the years ended December 31, 2014 and 2013, the amount of expenses directly incurred by Windstream Holdings were approximately $2.3 million and $0.5 million, respectively, on a pretax basis, or $1.4 million and $0.3 million on an after-tax basis. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Corp.
PROPOSED SPIN-OFF OF CERTAIN NETWORK AND REAL ESTATE ASSETS

On July 29, 2014, we announced plans to spin off certain telecommunications network assets, including our fiber and copper networks and other real estate, into Communications Sales & Leasing, Inc. (“CS&L”), an independent, publicly traded real estate investment trust (“REIT”). The REIT will lease use of the assets to us through an exclusive long-term triple-net lease with an initial term of 15 years at an initial estimated rent payment of $650.0 million per year. The lease is expected to include up to four 5 year renewal options and provide for annual rent escalations of 0.5 percent after the third year of the initial lease term. We will continue to operate and maintain the assets in order to deliver advanced communications and technology services to consumers and businesses. We will also continue to have sole responsibility for meeting our existing regulatory obligations following the creation of the REIT. The REIT will focus on expanding and diversifying its assets and tenants through future acquisitions. We will also contribute substantially all of our consumer competitive local exchange carrier business to the REIT, which will continue to operate this business. Revenues from this business were approximately $35.7 million for the year ended December 31, 2014.

The tax-free spin-off should enable Windstream to realize significant financial flexibility by lowering long-term debt by approximately $3.4 billion and potentially allow us to accelerate broadband investments, transition faster to an IP network or pursue additional growth opportunities to better serve customers.

As part of this proposed transaction, shareholders will retain their existing Windstream Holdings shares. The spin-off will be completed through a pro rata distribution of no less than 80.1 percent of the outstanding shares of the REIT to existing Windstream Holdings shareholders. After giving effect to the interest in the REIT retained by Windstream, each Windstream Holdings shareholder is expected to receive one share of the REIT for every five shares of Windstream Holdings common stock held as of the record date in the form of a tax-free dividend. At the time of the spin-off, Windstream will retain a passive ownership interest in up to 19.9 percent of the common stock of the REIT. Windstream intends to use all of its shares of the REIT opportunistically during a twelve month period following the spin-off, subject to market conditions, to retire additional long-term debt.

On January 21, 2015, we announced that we have received all regulatory approvals from state public service commissions required to consummate the transaction. In anticipation of the spin-off, we intend to reorganize certain of our subsidiaries, including Windstream Corp., into limited liability companies and take certain other steps to facilitate the proposed transaction. At a special meeting held on February 20, 2015, Windstream shareholders approved proposals to eliminate the requirement to conduct a shareholder vote to effect the reorganization of Windstream Corp. to a limited liability company and to effect a reclassification (reverse stock split) of Windstream Holdings common stock, whereby (i) each outstanding six (6) shares of common stock would be combined into and become one (1) share of common stock and (ii) to decrease the number of authorized shares of common stock proportionately from 1.0 billion shares to 166,666,667 shares following the spin-off.

We anticipate that the spin-off will occur in the first half of 2015. On or before March 1, 2015, we intend to convert Windstream Corp. to Windstream Services, LLC. We plan to maintain our current dividend practice through the close of the transaction. If the closing date of the spin-off is not on the record date of Windstream’s normal quarterly dividend, we intend to pay a pro rata dividend to our shareholders based on the number of days elapsed in the quarter. Following the close of the spin-off transaction and the effects of the 1-for-6 reverse stock split, Windstream expects to pay an annual dividend of $.60 per share and CS&L initially expects to pay an annual dividend of $2.40 per share.

To illustrate the effects of the spin-off and the 1-for-6 reverse stock split, if a Windstream shareholder currently owns 1,000 shares, the shareholder will continue to own 1,000 shares of Windstream after the spin-off and will receive approximately 0.20 shares of CS&L common stock for each Windstream share owned, or 200 CS&L common shares. Following the reverse stock split, the Windstream shareholder in this example would own 166 Windstream common shares and 200 CS&L common shares, as the reverse stock split does not affect the number of CS&L common shares owned. Windstream's annual dividend adjusted for the reverse stock split will be $.60 per share, or $100 annually. CS&L expects to pay an annual dividend of $2.40 per share, or $480 annually.

Completion of the proposed spin-off is contingent on the effectiveness of CS&L’s Form 10 registration statement, final approval from our board of directors, execution of all definitive agreements, and satisfaction of other customary conditions. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change the terms of the spin-off. See Note 16 to the consolidated financial statements for additional information regarding the proposed spin-off.
OVERVIEW

Our business strategy is focused on maximizing growth opportunities with our enterprise business customers while optimizing our cost structure and maintaining the stability of our consumer and small business operations with the goal of generating solid and sustainable cash flows over the long-term to build shareholder value. In implementing our business strategy, we continue to invest in capital initiatives designed to drive improvements in network performance and to enhance our ability to provide advanced solutions to our business customers and increase broadband speeds and capacity in our consumer markets.

We provide advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 121,000 miles, a robust business sales division and 27 data centers.

EXECUTIVE SUMMARY

During 2014, we remained focused on our strategy to grow business and consumer broadband revenues to offset continuing pressure on our consumer voice and long-distance revenues and wholesale revenues. Key strategic initiatives completed during 2014 included:

•	effected targeted price increases to help drive revenue growth in our business and consumer broadband service areas;

•
implemented new initiatives to enhance business sales and productivity and launched an expanded advertising campaign to increase brand awareness and highlight our integrated solutions and customized service; and

•	continued focus on operational efficiency and cost management strategies.

Each of these initiatives reflected our ongoing efforts to become the premier enterprise communications and services provider. As further discussed below, operating results for 2014 were adversely impacted by a pretax net actuarial loss related to pension benefits of $128.6 million compared to an actuarial gain of $110.4 million in 2013, as well as, decreases in voice, long-distance, carrier and switched access revenues, higher depreciation and amortization expense and restructuring charges associated with the workforce reductions completed during the year.

For 2015, our goals are focused on improving the customer experience, operating a best-in-class network, and improving our financial results. To achieve these goals, we will make significant targeted investments to leverage our existing fiber network to provide faster consumer high-speed Internet services and expand our carrier long-haul network. We will continue to simplify our IT systems and processes to improve operating efficiency and to better serve our customers.

BUSINESS TRENDS

The following discussion highlights key trends affecting our business.

Business communications services: Demand for advanced communications services is expected to drive growth in revenues from business customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We leverage our national network to offer more complex and customized solutions to our customers. While offering sales growth opportunities, the shift to more complex solutions requiring additional customization can lead to longer installation times. We view this as a strategic growth area, but we are subject to competition from other carriers and cable companies, which could suppress growth and result in lower operating margins. We combat competition by offering personalized service to our business customers through advanced customized solutions, an integrated sales approach, and dedicated representatives. See “Competition” in Item 1 of Part I of this Annual Report for more details.

Data center services: Many businesses are moving towards cloud computing and managed services as an alternative to a traditional information technology (“IT”) infrastructure. Our data centers are capable of delivering those services, and we continue to invest in data center expansion in order to meet the growing demand for these types of services. In addition to cloud computing and managed services, our data centers offer colocation services, in which we provide a safe, secure environment for storage of servers and networking equipment.

Carrier access: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and replacing copper facilities with fiber facilities to wireless towers we already serve. We will continue to make success-based capital investments to offer additional wireless backhaul services to wireless carriers; however, these investments decreased substantially during 2014 as we have reached the vast majority of existing towers within our targeted area. In the near term, carrier access revenues will be adversely impacted by declining demand for dedicated copper-based circuits, as wireless carriers continue to migrate traffic to fiber-based connections.

Consumer high-speed Internet: As of December 31, 2014, we provided high-speed Internet service to approximately 74 percent of primary residential lines in service. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink. As a result, consumer high-speed Internet connections decreased 39,300, or 3.4 percent during the year ended December 31, 2014, as compared to 43,600, or 3.6 percent, during 2013. To offset the effects of competition, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We continue to focus on increasing our broadband speeds available to customers. As of December 31, 2014, we could deliver speeds up to 3 Megabits per second (“Mbps”) to all of our addressable lines, and speeds up to 6 Mbps, 12 Mbps and 24 Mbps are available to approximately 80 percent, 54 percent and 18 percent of our addressable lines, respectively.

Consumer voice line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in voice lines due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of December 31, 2014, all of our voice lines had wireless competition and approximately 70 percent of our voice lines had fixed-line voice competition.

Operational efficiencies: To secure our bottom line against evolving revenue streams and a shift in our revenue mix that has resulted in a higher proportion of lower margin revenues, we are committed to aggressive cost management strategies that emphasize operational efficiencies. During 2014, we completed two workforce reductions to increase operational efficiency by eliminating a total of approximately 750 positions, including 295 resulting from voluntary separation initiatives. We anticipate annualized savings of approximately $40 million as a result of streamlining our workforce. During 2015, we will remain focused on improvements in our cost structure through network grooming and continued declines in the cost of providing services resulting from operational efficiencies and billing system conversions that will further reduce costs.

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

The following table reflects the consolidated operating results of Windstream Holdings as of December 31:

(Dollars in millions) (a)	2014	2013	2012
Revenues and sales:
Service revenues:
Enterprise and small business	$2,994.7	$3,000.4	$2,963.3
Consumer	1,267.0	1,291.9	1,335.2
Carrier	734.2	779.1	775.1
Wholesale	432.5	482.9	586.2
Other	219.2	221.2	248.5
Total service revenues	5,647.6	5,775.5	5,908.3
Product sales	181.9	212.6	231.2
Total revenues and sales	5,829.5	5,988.1	6,139.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,719.3	2,492.1	2,692.2
Cost of products sold	156.6	183.9	206.6
Selling, general, and administrative	983.8	923.4	967.3
Depreciation and amortization	1,386.4	1,340.9	1,296.9
Merger and integration costs	40.4	30.2	65.4
Restructuring charges	35.9	8.6	27.2
Total costs and expenses	5,322.4	4,979.1	5,255.6
Operating income	507.1	1,009.0	883.9
Other income (expense), net	0.1	(12.5)	4.6
(Loss) gain on early extinguishment of debt	—	(28.5)	1.9
Interest expense	(571.8)	(627.7)	(625.1)
(Loss) income from continuing operations before income taxes	(64.6)	340.3	265.3
Income tax (benefit) expense	(25.1)	105.3	98.2
(Loss) income from continuing operations	(39.5)	235.0	167.1
Discontinued operations, net of tax	—	6.0	0.9
Net (loss) income	$(39.5)	$241.0	$168.0

(a)
Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications did not impact net (loss) income or comprehensive (loss) income.

The following table reflects the consolidated operating metrics of Windstream Holdings as of December 31:

(Thousands)	2014	2013	2012
Business Operating Metrics:
Customer locations
Enterprise	217.9	210.4	204.6
Small business	357.8	395.3	430.7
Total customer locations (a)	575.7	605.7	635.3
Total business customers	351.7	388.3	417.6
Carrier special access circuits	81.9	100.1	107.2

Consumer Operating Metrics:
Voice lines	1,614.6	1,722.3	1,841.9
High-speed Internet	1,131.6	1,170.9	1,214.5
Digital television customers	385.3	402.3	426.1
Total consumer connections	3,131.5	3,295.5	3,482.5

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

Enterprise and Small Business Service Revenues

Enterprise and small business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to enterprise and small business customers. We expect enterprise and small business service revenues to be favorably impacted by increasing demand for integrated data and voice services, multi-site networking and data center services.

We experience competition in the enterprise and small business channel primarily from other carriers, including traditional telephone companies and competitive providers. Cable companies are also a source of competition, primarily for small business customers, but they have begun to compete for larger customers by expanding their product and sales capabilities.

For the year ended December 31, 2014, total business locations decreased by approximately 30,000 or 5.0 percent compared to 29,600 or 4.7 percent, during 2013. Our growth in enterprise customer locations is outpaced by losses in small business customer locations, primarily due to business closures and competition from cable companies. However, our enterprise locations are driving growth in overall revenue through sales of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

While opportunities for growth from enterprise and small business services continue, competition as well as general economic conditions may impact future revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in enterprise and small business service revenues:

	Year Ended December 31, 2014		Year Ended December 31, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in data and integrated services and high-speed Internet revenues (a)	$36.4		$76.3
Due to increases in data center and managed service revenues (b)	21.2		11.8
Due to decreases in voice, long distance and miscellaneous revenues (c)	(63.3)		(51.0)
Net changes in enterprise and small business revenues	$(5.7)	—%	$37.1	1%

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

(c)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage, adverse effects of competition and migration of existing customers to integrated services and bundled offerings. These declines were partially offset by incremental revenues attributable to the access recovery charge (“ARC”) of $18.8 million and $23.1 million in 2014 and 2013, respectively, primarily due to an increase in the monthly rate effective July 1st of each year. The ARC is a monthly charge established by the FCC designed to mitigate revenue reductions from intercarrier compensation reform.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the year ended December 31, 2014, consumer voice lines decreased by approximately 107,700, or 6.3 percent compared to 119,600, or 6.5 percent during 2013. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the years ended December 31, 2014 and 2013, consumer high-speed Internet customers decreased by approximately 39,300, or 3.4 percent, and 43,600, or 3.6 percent, respectively. As of December 31, 2014, we provided high-speed Internet service to approximately 74 percent of primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2015, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Year Ended December 31, 2014		Year Ended December 31, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet revenues (a)	$6.4		$19.6
Due to decreases in voice, long distance, and miscellaneous revenues (b)	(31.3)		(62.9)
Net decreases in consumer revenues	$(24.9)	(2)%	$(43.3)	(3)%

(a)
Increases in high-speed Internet revenues were primarily due to the continued migration of customers to higher speeds, increased sales of value added services and targeted price increases, partially offset by a decline in high-speed Internet customers, as previously discussed.

(b)
Decreases in voice service revenues were primarily attributable to declines in voice lines. These declines were partially offset by the affects of targeted price increases in 2014 and incremental revenues attributable to ARC of $7.8 million and $9.7 million in 2014 and 2013, respectively, as described above.

Carrier Service Revenues

Carrier service revenues include revenues from other carriers for special access circuits and fiber connections. As wireless data usage grows and fourth generation (“4G”) networks are expanded, we expect to provide special access services to support the capacity needs of wireless carriers. Fiber-to-the-tower initiatives are designed to accommodate network capacity requirements for wireless carriers as a result of growing wireless data usage. In the near term, carrier access revenues will be adversely impacted by declining demand for dedicated copper-based circuits, as wireless carriers continue to migrate traffic to fiber-based connections.

Carrier service revenues also includes voice and data services sold to other carriers on a wholesale basis.

	Year Ended December 31, 2014		Year Ended December 31, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in voice, long distance and other revenues	$2.6		$(11.3)
Due to changes in carrier revenues (a)	(47.5)		15.3
Net changes in carrier revenues	$(44.9)	(6)%	$4.0	1%

(a)
Carrier revenues primarily consist of monthly recurring charges for dedicated circuits and fiber-to-the-tower connections. The decrease in these revenues in 2014 was attributable to a decline in special access charges for dedicated copper-based circuits as carriers accelerated migration to fiber-based networks, partially offset by incremental revenues derived from our fiber-to-the-tower connections, as previously discussed. Conversely, the increase in these revenues in 2013 reflected growth in fiber-to-the tower connections in excess of reductions in special access charges for copper-based networks.

Wholesale Service Revenues

Wholesale service revenues include switched access revenues and federal Universal Service Fund (“USF”) revenues. Switched access revenues include usage sensitive revenues from long distance companies and other carriers for access to our network in connection with the completion of long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our network facilities. USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas, further discussed in the “Regulatory Matters” section.

Revenues from these services are expected to decline due to voice line losses and continued reductions in switched access rates. The declines had less of an impact in 2014 due to the previous implementation of the majority of intercarrier compensation reform rate reductions.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Year Ended December 31, 2014		Year Ended December 31, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases in state USF revenues	(2.5)		(9.0)
Due to changes in federal USF revenues (a)	(3.6)		32.9
Due to decreases in switched access revenues (b)	(44.3)		(127.2)
Net decreases in wholesale revenues	$(50.4)	(10)%	$(103.3)	(18)%

(a)
Federal USF revenues primarily consists of revenues attributable to the access recovery mechanism (“ARM”) and frozen USF support. The ARM, which was implemented during late 2012, is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. The decline in 2014 is mostly attributable to a decrease in the ARM monthly rate effective July 1, 2014. Conversely, ARM-related revenues grew in 2013 due to an increase in the monthly rate effective July 1, 2013.

(b)
Decreases in switched access revenues were primarily due to the impact of intercarrier compensation reform and a continued decline in network demand. As previously discussed, the ARC and ARM are designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

Other Service Revenues

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas, and as a result, consumer revenues have declined as existing customers disconnect their service. As previously discussed, we expect to transfer substantially all of this consumer business to the REIT in connection with the proposed spin-off of certain network and real estate assets. Other service revenues decreased $2.0 million, or 1 percent, and $27.3 million, or 11 percent in the years ended December 31, 2014 and 2013, respectively.

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Year Ended December 31, 2014		Year Ended December 31, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in consumer product sales	$1.5		$2.5
Due to decreases in contractor sales	(13.1)		(13.0)
Due to decreases in business product sales	(19.1)		(8.1)
Net decreases in product sales	$(30.7)	(14)%	$(18.6)	(8)%

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, bad debt and business taxes. Network operations charges include salaries and wages, materials, contractor costs, IT support and costs to lease certain network facilities. Interconnection consists of charges incurred to access the public switched network and transport traffic to the Internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Other expense consists of third-party ancillary voice and data services, business and financial services, bad debt and business taxes.

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Year Ended December 31, 2014		Year Ended December 31, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in pension and postretirement expense (a)	$203.4		$(155.3)
Due to changes in federal USF expenses (b)	18.7		(13.3)
Due to increases in network operations (c)	15.1		44.4
Due to changes in interconnection expense (d)	9.4		(53.9)
Due to decreases in other expenses	(19.4)		(22.0)
Net changes in cost of services	$227.2	9%	$(200.1)	(7)%

(a)
The increase in pension and postretirement expense in 2014 was primarily attributable to a net actuarial loss of $128.6 million, of which $101.0 million was included in cost of services. The net actuarial loss resulted from a decrease in the discount rate used to measure our pension obligations from 5.01 percent in 2013 to 4.14 percent in 2014 and changes to our mortality assumptions reflecting longer life expectancies of plan participants. Conversely, the decrease in 2013 reflected the effects of an actuarial gain of $110.4 million primarily attributable to an increase in the discount rate to 5.01 percent in 2013 from 3.85 percent in 2012, of which $83.7 million was recorded to cost of services. Year-over-year comparisons also reflected the effects of curtailment and settlement gains recognized in each year from the elimination of medical and prescription subsidies for certain active and retired participants. These gains reduced cost of services by $7.1 million in 2014 compared to $24.1 million in 2013. See Note 7 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

(b)
The increase in the federal USF contributions in 2014 was driven by an increase in the average USF contribution factor for the year, while the decrease in 2013 was attributable to a reduction in the contribution factor compared to the prior year.

(c)
Increases in network operations were primarily due to higher leased network facilities costs attributable to expansion of our fiber transport network and adding new data centers and increasing capacity at existing data center locations.

(d)
The increase during 2014 in interconnection expense was primarily due to increased purchases of circuits due to the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network, partially offset by a reduction in long-distance usage by our customers and cost improvements from the continuation of network efficiency projects. The decrease in 2013 was mostly attributable to the favorable impact of network efficiency projects, rate reductions primarily driven by intercarrier compensation reform, and lower long-distance usage by our customers.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The changes in cost of products sold were consistent with the change in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Year Ended December 31, 2014		Year Ended December 31, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in product sales to consumers	$(0.6)		$0.8
Due to decreases in sales to contractors	(12.9)		(13.8)
Due to decreases in product sales to business customers	(13.8)		(9.7)
Net decreases in cost of products sold	$(27.3)	(15)%	$(22.7)	(11)%

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions, and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Year Ended December 31, 2014		Year Ended December 31, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in pension and postretirement expense (a)	$62.0		$(47.9)
Due to increases in sales and marketing expenses (b)	16.2		22.5
Due to decreases in employee medical expenses (c)	(3.9)		(13.9)
Due to decreases in other costs	(13.9)		(4.6)
Net changes in SG&A	$60.4	7%	$(43.9)	(5)%

(a)
The increase in pension and postretirement expense in 2014 was primarily attributable to a net actuarial loss of $128.6 million, of which $27.6 million was included in SG&A. The net actuarial loss resulted from a decrease in the discount rate used to measure our pension obligations from 5.01 percent in 2013 to 4.14 percent in 2014 and changes to our mortality assumptions reflecting longer life expectancies of plan participants. Conversely, the decrease in 2013 reflected the effects of an actuarial gain of $110.4 million primarily attributable to an increase in the discount rate to 5.01 percent in 2013 from 3.85 percent in 2012, of which $26.7 million was recorded to SG&A. Year-over-year comparisons also reflected the effects of curtailment and settlement gains recognized from the elimination of medical and prescription subsidies for certain active and retired participants. These gains reduced SG&A by $4.4 million in 2014 compared to $8.1 million in 2013. See Note 7 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

(b)
The increase in sales and marketing in 2014 was primarily due to the expansion of enterprise marketing campaigns designed to generate sales leads and promote brand awareness. The increase in 2013 was due to additional compensation costs resulting from the expansion of our business sales force, partially offset by lower advertising costs for the consumer channel and decreased consumer sales expenses.

(c)	The decrease in employee medical expenses during 2013 was a result of cost management strategies implemented through changes to our medical plans.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Year Ended December 31, 2014		Year Ended December 31, 2013
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in depreciation expense (a)	$80.5		$94.7
Due to decreases in amortization expense (b)	(35.0)		(50.7)
Net increases in depreciation and amortization expense	$45.5	3%	$44.0	3%

(a)	Increases in depreciation expense were primarily due to additions in property, plant and equipment.

(b)
Decreases in amortization expense reflected the use of sum of the years digits method used for customer lists. The effect of using an accelerated amortization method results in incremental declines in expense each year as the related intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Our recent acquisitions of PAETEC, NuVox, and Q-Comm (collectively known as the “Acquired Companies”) described in the sections entitled “Strategic Acquisitions” in Part I, “Item I Business” in this annual report accounted for the merger and integration costs incurred for the years presented.

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

During 2014, we completed two workforce reductions to increase operational efficiency by eliminating a total of approximately 750 positions, including 295 resulting from voluntary separation initiatives. We also completed several smaller workforce reductions throughout the year. In connection with these workforce reductions, we incurred pre-tax restructuring charges of $24.1 million during 2014, primarily consisting of severance and other employee benefit costs. As a result of certain changes in our executive management team, we also incurred severance-related costs of $6.3 million in 2014.

In 2012, we completed a review of our management structure and eliminated approximately 350 management positions. We incurred severance related costs of $22.4 million related to this restructuring.

Set forth below is a summary of restructuring and merger and integration costs for the years ended December 31:

(Millions)	2014	2013	2012
Merger and integration costs
Transaction costs associated with acquisitions (a)	$—	$—	$7.1
Employee related transition costs (b)	—	7.8	20.3
Information technology conversion costs (c)	20.8	9.5	6.1
Rebranding, consulting and other costs (d)	19.6	12.9	31.9
Total merger and integration costs	40.4	30.2	65.4
Restructuring charges (e)	35.9	8.6	27.2
Total merger, integration and restructuring charges	$76.3	$38.8	$92.6

(a)
Transaction costs in 2012 primarily relate to accounting, legal and broker fees and other miscellaneous costs associated with the acquisitions of the Acquired Companies, respectively. These costs are considered indirect or general and are expensed when incurred.

(b)	Employee related transition costs in 2013 and 2012 primarily consist of severance related to the integration of the Acquired Companies.

(c)	Information technology conversion costs primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

(d)
In 2014, rebranding, consulting and other costs primarily consist of costs incurred related to the proposed spin-off of certain telecommunications network assets into an independent, publicly traded REIT. See Note 16 to the consolidated financial statements for additional information related to the proposed transaction. In 2013, we incurred consulting fees related to network efficiency projects. In 2012, these costs primarily reflected the nationwide rebranding of the PAETEC markets and consulting fees related to integration activities.

(e)
Restructuring charges are primarily due to workforce reductions completed during 2014, as discussed above, as well as other restructuring activities. In 2013, we incurred charges related to a voluntary workforce reduction initiated to better align our focus on enterprise customer opportunities. In 2012, these charges primarily related to the management restructuring initiative discussed above.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of December 31, 2014, we had unpaid merger, integration and restructuring liabilities totaling $11.2 million, which consisted of $4.3 million associated with the restructuring initiatives and $6.9 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (See Note 9).

Operating Income

Operating income decreased $501.9 million, or 49.7 percent, in 2014. The decrease was primarily due to reductions in consumer, carrier and wholesale revenues as a result of continued voice line losses, declining demand for dedicated copper-based circuits, and the adverse effects of intercarrier compensation reform, respectively. Increased postretirement and pension expense due to an actuarial loss of $128.6 million and a reduction in the amount of curtailment and settlement gains recognized, higher sales and marketing expenses attributable to our brand awareness initiatives, restructuring costs related to workforce reductions and additional depreciation expense resulting from additions to property, plant and equipment also contributed to the declines in operating income in 2014. Operating income increased $125.1 million, or 14.2 percent in 2013. This increase was primarily due to pension income of $115.3 million attributable to an actuarial gain recognized in the fourth quarter of 2013 as well as reductions in interconnect expense of $53.9 million. The favorable effects of these items were partially offset by revenue declines associated with voice line losses and intercarrier compensation reform as well as increased depreciation expense driven by additions of property, plant and equipment.

Other Income (Expense), Net

Set forth below is a summary of other income (expense), net for the years ended December 31:

(Millions)	2014	2013	2012
Interest income	$1.0	$1.0	$1.0
(Loss) gain on sale of non-strategic assets (a)	—	(6.4)	6.9
Ineffectiveness of interest rate swaps	(0.3)	1.6	(7.5)
Other (expense) income, net (b)	(0.6)	(8.7)	4.2
Other income (expense), net	$0.1	$(12.5)	$4.6

(a)
The loss realized in 2013 was primarily due to the disposal of various non-operating real estate assets. The gain recognized in 2012 was primarily related to the sale of wireless assets associated with Iowa Telecom and D&E Communications, Inc. (“D&E”).

(b)	Other (expense) income, net during 2013, primarily consisted of costs incurred in connection with the Holding Company Formation.

(Loss) Gain on Extinguishment of Debt

During the third quarter of 2013, Windstream Corp. retired all $500.0 million of the outstanding 7.000 percent notes due March 15, 2019 (“2019 Notes”) using proceeds from the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021 (“2021 Notes”). During 2013 , Windstream Corp. also retired all $650.0 million of the outstanding 8.875 percent PAETEC Notes due June 30, 2017 (“PAETEC 2017 Notes”). The PAETEC 2017 Notes were repurchased using proceeds from the issuance of $700.0 million of 6.375 percent notes due August 1, 2023 (“2023 Notes”). Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and, as a result, Windstream Corp. recognized losses due to the extinguishment of the aforementioned debt obligations.

In 2012, Windstream Corp. retired all $300.0 million of the outstanding 9.500 percent notes due July 15, 2015 (“PAETEC 2015 Notes”). The PAETEC 2015 Notes were purchased using borrowings under the revolving line of credit. The retirement was accounted for under the extinguishment method, and, as a result, Windstream Corp. recognized a gain on extinguishment of debt of $1.9 million during 2012.

The (loss) gain on extinguishment of debt was as follows for the years ended December 31:

(Millions)	2013	2012
2019 Notes:
Premium on early redemption	$(13.6)	$—
Third-party fees for early redemption	(0.5)	—
Unamortized debt issuance costs on original issuance	(0.6)	—
Loss on early extinguishment for 2019 Notes	(14.7)	—
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	(2.5)	—
Loss on early extinguishment for senior secured credit facility	(2.5)	—
PAETEC 2017 Notes:
Premium on early redemption	(51.5)	—
Third-party fees for early redemption	(1.0)	—
Unamortized premium on original issuance	41.2	—
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)	—
PAETEC 2015 Notes:
Premium on early redemption	—	(14.3)
Unamortized premium on original issuance	—	16.2
Gain on early extinguishment for PAETEC 2015 Notes	—	1.9
Total (loss) gain on early extinguishment of debt	$(28.5)	$1.9

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2014	2013	2012
Senior secured credit facility, Tranche A	$17.2	$19.4	$13.9
Senior secured credit facility, Tranche B	71.2	78.4	51.8
Senior secured credit facility, revolving line of credit	22.2	14.6	18.1
Senior unsecured notes	384.4	418.1	400.8
Credit facility extension fees	—	6.2	—
Notes issued by subsidiaries	44.9	48.0	91.8
Impacts of interest rate swaps	29.0	48.0	56.4
Interest on capital and other lease obligations	6.6	2.9	3.2
Less capitalized interest expense	(3.7)	(7.9)	(10.9)
Total interest expense	$571.8	$627.7	$625.1

Interest expense decreased $55.9 million, or 8.9 percent in 2014, and increased $2.6 million, or 0.4 percent in 2013. The decrease in 2014 was primarily due to the payoffs of $800.0 million of 8.125 percent notes due August 1, 2013 and $500.0 million of 7.0 percent notes due March 15, 2019 which were both completed in the third quarter of 2013, the payoff of the PAETEC 2017 Notes completed in January 2013, and the absence of credit facility extension fees related to refinancing activities completed in the first quarter of 2013. These decreases were partially offset by additional borrowings under the revolving line of credit and Tranche B5 of the senior credit facility. The increase in 2013 was attributable to additional interest and amortization of debt issuance costs associated with the Windstream Corp. 2023 Notes issued in January 2013, the revolving line of credit completed in August 2013, and the additional senior secured credit facility borrowings under Tranche B4 and Tranche B5 completed in January and December 2013, respectively. These increases were partially offset by repayments of the 2013 Notes completed in August 2013 and the PAETEC 2017 Notes and PAETEC 2015 Notes completed in the first quarters of 2013 and 2012, respectively.

Windstream Corp. has entered into ten interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Four of the swaps are off-market swaps; therefore, they contain an embedded financing element, which the swap counterparties recover through an incremental charge in Windstream Corp.’s fixed rate over what would be charged for an on-market swap. As such, a portion of the cash payment on the swaps represents the rate Windstream Corp. would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. The remaining six pay fixed, receive variable interest rate swap agreements, are designated as cash flow hedges of the previously unhedged interest rate risk inherent in Windstream Corp.’s senior secured credit facility and mature on June 17, 2016. See Note 5 for additional details.

Income Taxes

Income tax expense decreased $130.4 million, or 123.8 percent, in 2014, and increased $7.1 million, or 7.2 percent, in 2013. The decrease in income tax expense in 2014 was primarily due to a decrease in income before taxes. The increase in income tax expense in 2013 was primarily due to an increase in income before taxes. This increase was partially offset by the effect of a discrete item recognized in the first quarter of 2013 of $17.8 million of previously unrecognized tax benefits, including interest, as a result of the expiration of the statute of limitations and the effect of a discrete item in the fourth of quarter of 2013 to recognize $7.4 million of tax benefit, net of reserves, related to research and development credits. These discrete items were solely related to 2013 and had no impact to our 2014 income tax expense. Our effective tax rate in 2014 was 38.9 percent, compared to 30.9 percent in 2013 and 37.1 percent in 2012. The effective tax rate in 2013 was significantly lowered by the effect of the discrete items discussed above.

For 2015, our annualized effective income tax rate is expected to range between 38 percent and 39 percent, excluding one-time discrete items. Changes in our relative profitability of our business, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 11 to the consolidated financial statements for further discussion of income tax expense and deferred taxes.

Discontinued Operations, net of tax

On December 5, 2013, we completed the sale of Pinnacle Software Company, a software business acquired as part of the PAETEC acquisition, which provided comprehensive solutions for supporting the full lifecycle of information technology and telecommunications services. On June 15, 2012, we completed the sale of the energy business also acquired as part of the PAETEC acquisition, which operated as a competitive energy supplier and sold electricity to business and residential customers in certain geographic regions in the state of New York. The operating results of the software and energy businesses have been separately presented as discontinued operations in the accompanying consolidated statements of operations. See Note 14 to the consolidated financial statements for additional information.

Regulatory Matters

We are subject to regulatory oversight by the FCC for particular interstate matters and state public utility commissions (“PUCs”) for certain intrastate matters. We are also subject to various federal and state statutes that direct such regulations. We actively monitor and participate in proceedings at the FCC and PUCs and engage federal and state legislatures on matters of importance to us.

From time to time federal and state legislation is introduced dealing with various matters that could affect our business. Most proposed legislation of this type never becomes law. Accordingly, it is difficult to predict what kind of legislation, if any, may be introduced and ultimately become law.

Federal Regulation and Legislation

Intercarrier Compensation and USF Reform

On November 18, 2011, the FCC released an order (“the Order”) that established a framework for reform of the intercarrier compensation system and the federal USF. The Order included two primary provisions:

•
the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates, mitigated in some cases by two recovery mechanisms; and

•	the provision of USF support for voice and broadband services.

In reforming the USF, the Order established the Connect America Fund (“CAF”), which included a short-term (“CAF Phase 1”) and a longer-term (“CAF Phase 2”) framework. CAF Phase 1 provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. In Round 2 of CAF Phase I incremental support, we were authorized to receive an additional $86.7 million in support for upgrades and new deployments of broadband service. Of the total amount of $86.7 million made available to us, we received $60.7 million in December 2013 and the remaining $26.0 million in the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding received. The portion of capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flow.

The FCC recently established final rules for CAF Phase II funding based on a forward-looking cost model to further extend broadband to high-cost areas. The FCC anticipates making the offer of CAF Phase II support for right-of-first-refusal (“ROFR”) elections to price cap carriers, including us, in early 2015. When that offer occurs, the deadline for acceptance will be 120 days later, anticipated to be in mid-2015. If we decline the ROFR election for any state, we will still be eligible to participate in a bidding process, along with other interested competitors, for support in that state. In an order released in December 2014, the FCC stated that it expected to be prepared to conduct the competitive bidding process in 2016. The rules for that process are still under consideration by the FCC. At this time, we cannot predict what effects that the final CAF Phase II rules may have on our future consolidated revenues, expenses, or cash flows. The final rules impose additional capital expenditure requirements for broadband service expansion, which could have an adverse impact on our future liquidity. Until the implementation of CAF Phase II is complete, the annual “legacy” USF funding will continue to be frozen at 2011 levels. We were required to use one-third of the frozen legacy support to operate and build broadband networks in areas substantially unserved by an unsubsidized competitor in 2013. In 2014, this condition applied to two-thirds of the frozen legacy support, and in 2015 it increases to 100 percent. Our expectation is that our legacy federal USF support will continue to be approximately the same until CAF Phase II is implemented.

As part of the Order’s reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support is expected to decreased incrementally from $52.3 million in 2014 to an estimated $12.3 million in 2017, with a portion of the decrease offset by future increases in ARC revenues. Absent a change by the FCC to its current rules, the ARM will phase out annually in one-third increments, beginning in July 2017, and will be eliminated completely as of July 2019.

On April 25, 2012, the FCC decided that originating access rates for intrastate long distance traffic exchanged between an Internet-protocol network and the traditional telecommunications network should be subject to default rates equal to interstate originating access rates beginning on July 1, 2014. The FCC refused at that time to adopt a mechanism that would allow companies to recover the loss of originating access revenues resulting from the change. Our court challenge to this ruling was rejected in May 2014. We continue to assess the impacts of the FCC’s intercarrier compensation reform on our wholesale business activities.

Set forth below is a summary of intercarrier compensation revenue and federal universal service support, included in wholesale revenues on the consolidated statements of operations for the years ended December 31:

(Millions)	2014	2013	2012
Intercarrier compensation revenue	$165.8	$210.1	$337.3
Federal universal service support	$152.5	$156.0	$123.1

Broadband Stimulus

As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”) approximately $7.2 billion was allocated for the purpose of expanding broadband services to unserved and underserved areas. The RUS approved eighteen of our applications for these funds for projects totaling $241.7 million. The RUS will fund 75 percent of these approved grants, or $181.3 million, and we will fund the remainder of at least $60.4 million.

Selected information related to the broadband stimulus expenditures and receipts for the years ended December 31 is as follows:

(Millions)	2014	2013	2012	Inception to Date
Stimulus capital expenditures funded by RUS	$13.3	$36.1	$105.4	$176.4
Stimulus capital expenditures funded by Windstream (a)	47.8	41.7	44.0	140.7
Total stimulus capital expenditures	$61.1	$77.8	$149.4	$317.1
Funds received from RUS	$33.2	$68.0	$45.7	$150.9

(a)
Stimulus capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flows. This total includes certain non-reimbursable charges for which we are responsible for the full amount of the cost.

Internet Network Regulation

On January 14, 2014, the U.S. Court of Appeals for the D.C. Circuit vacated FCC regulations that had prohibited fixed service providers from engaging in unreasonable discrimination and blocking lawful content when offering retail broadband service to consumer, small business and other end user customers. The Court, however, did not overturn the FCC requirement that all providers of broadband Internet access service disclose network management practices, performance characteristics, and commercial terms of service. On May 15, 2014, the FCC proposed to re-institute the “no-blocking” rule and to create a new rule that would bar commercially unreasonable actions from threatening Internet openness. Neither the FCC’s previous regulatory regime nor the proposed framework has caused a change in our existing procedures or operations. As such, we cannot predict at this time the impact that the court decision or future regulations may have on our future revenues or expenses, or whether such impact would be material.

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are approximately 50 other such lawsuits against hundreds of defendants. Most of the suits have been consolidated in a single federal court, including the Windstream related lawsuits, with the remainder pending potential consolidation. The subject matter of the suits is also the subject of a pending petition for declaratory ruling before the FCC, to which the lawsuits may be referred. The outcome of the disputes is currently not predictable, given the uncertainty concerning the ultimate venue of the disputes and the amount of traffic being disputed.

State Regulation and Legislation

Local and Intrastate Rate Regulation
Most states in which our incumbent subsidiaries operate provide alternatives to traditional rate-of-return regulation for local and intrastate services. We have elected alternative regulation for these subsidiaries in all states except New York. We continue to evaluate alternative regulation options in New York.

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. In 2014 and 2013, we recognized $114.2 million and $116.8 million, respectively, in state USF revenue, which included approximately $67.5 million and $78.2 million from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2014, we received $58.7 million from the large company program and $8.8 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

In 2013, the Texas Legislature passed a law that requires set reductions to providers’ state USF support over a period of years beginning in 2017 unless providers can demonstrate a “financial need” for continued support. On December 1, 2014, the Texas PUC adopted a financial needs test that allows providers to petition for continued support under a two-step process that takes into consideration the level of competition and the provider’s expenses. Petitions, which providers can begin filing in 2016, will be considered by the Texas PUC in a contested proceeding. The ultimate impact of these reforms cannot be determined at this time.

In New Mexico, where we received $8.4 million in support in 2014, the Public Service Commission (“PSC”) adopted modified USF rules in November 2014 that will result in reductions in annual support beginning in 2015. We have filed an appeal of the new rules with the New Mexico Supreme Court. Barring a successful appeal, we expect a negative impact to our support amounts beginning in 2017 but cannot determine the impact at this time.

Several other states - Nebraska, Oklahoma, Pennsylvania, and South Carolina - are currently conducting reviews of their universal service funds. We receive $13.3 million annually from the Pennsylvania fund, $5.4 million annually from the Nebraska fund, $3.4 million annually from the Oklahoma fund, and $2.1 million annually from the South Carolina fund. We cannot estimate at this time the financial impact that would result from changes, if any, to these other state funds.

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

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in this annual report. If our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if we seek to acquire other businesses or to accelerate the expansion of our business, we may be required to seek material amounts of additional capital. Additional sources may include equity and debt financing. Further, if we believe we can obtain additional debt financing on advantageous terms, we may seek such financing at any time, to the extent that market conditions and other factors permit us to do so. The debt financing we may seek could be in the form of additional term loans under Windstream Corp.’s senior secured credit facility or additional debt securities having substantially the same terms as, or different terms from, Windstream Corp.’s outstanding senior notes.

Our unrestricted cash position decreased by $20.4 million to $27.8 million at December 31, 2014, from $48.2 million at December 31, 2013. Cash outflows in 2014 were primarily driven by payments of principal and interest on Windstream Corp.’s debt obligations, capital expenditures and dividend payments to shareholders. These outflows were partially offset by cash inflows from operations of $1,467.3 million. A summary of our historical cash flows were as follows for the years ended December 31:

(Millions)	2014	2013	2012
Cash flows provided from (used in):
Operating activities	$1,467.3	$1,519.4	$1,777.6
Investing activities	(769.1)	(707.6)	(1,101.7)
Financing activities	(718.6)	(895.6)	(770.9)
Decrease in cash and cash equivalents	$(20.4)	$(83.8)	$(95.0)

Cash Flows – Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $52.1 million in 2014, and decreased $258.2 million in 2013 as compared to the prior year period. The decrease during 2014 is primarily attributable to lower earnings, as our operating results were negatively impacted by decreases in voice, long-distance, carrier and switched access revenues and costs associated with various restructuring initiatives completed during the year. The decrease was partially offset by a reduction in cash interest paid of $41.3 million. The decrease during 2013 is primarily attributable to payment of debt refinancing premiums of $65.1 million, payments to reduce liabilities related to our integration and restructuring initiatives, changes in working capital primarily driven by timing differences in the payment of vendor payables and compensation-related costs and the decrease in net income taxes refunded. These decreases were partially offset by a reduction in cash interest paid of $62.1 million.

We utilized net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations for 2014. Cash income taxes in both 2013 and 2012 were favorably impacted due to the effects of the bonus depreciation provisions in the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act (“Tax Relief Act”). For tax purposes, bonus depreciation allowed for the acceleration of depreciation and the related tax benefit on qualified investments. The Tax Relief Act allowed for 50 percent bonus depreciation for qualified investments made during both 2013 and 2012. We expect cash income tax payments to be approximately $20.0 million in 2015.

Cash Flows – Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives such as the acquisition of complementary businesses. Cash used in investing activities increased $61.5 million in 2014 as compared to 2013 and decreased $394.1 million in 2013 as compared to 2012. Cash flows from investing activities reflected a reduction in capital expenditures in both 2014 and 2013, as further discussed below. When compared to 2013, cash flows from investing activities in 2014 was also impacted by reductions in grant funds received for both broadband stimulus projects and CAF of $34.8 million and $34.7 million, respectively, and a cash outlay of $22.6 million to purchase a fixed wireless enterprise services provider. Cash flows from investing activities in 2013 was favorably impacted by $22.3 million in additional grant funds received for broadband stimulus projects, the receipt of $60.7 million in support from CAF, and proceeds from the disposition of the software business of $30.0 million.

Capital expenditures were $786.5 million, $841.0 million and $1,101.2 million for 2014, 2013 and 2012, respectively. Capital expenditures decreased $54.5 million in 2014 primarily due to a decline in capital spending levels related to our fiber-to-the-tower initiatives and broadband network expansion funded by stimulus grants in 2014 as compared to 2013. These declines reflect the wind down of both our fiber-to-the-tower and stimulus projects, as we have reached the vast majority of existing towers within our targeted area. Currently, we are executing on fiber-to-the-tower projects we have won. Network expansion funded by CAF totaled $12.8 million in 2014. As previously discussed under “Regulatory Matters”, we committed to match on at least a dollar-for-dollar basis the total amount of support we received from the CAF of $86.7 million for upgrades and new deployments of broadband service. Capital expenditures related to CAF projects funded by us are included in recurring capital expenditures as presented below. Comparatively, the decrease in capital expenditures in 2013 from 2012 also reflected a decline in capital expenditures related to our fiber-to-the-tower initiatives and broadband network expansion funded by stimulus grants.

Capital expenditures by category for the years ended December 31 are as follows:

(Millions)	2014	2013	2012
Recurring capital expenditures	$729.1	$622.3	$735.2
Fiber-to-the-tower and broadband stimulus projects	57.4	189.4	314.6
Integration capital expenditures	—	29.3	51.4
Total capital expenditures	$786.5	$841.0	$1,101.2

We expect that increases in wireless data usage and expansion of wireless 4G networks will continue through the end of 2015, which will provide more opportunities for our wireless backhaul services. Some of our largest customers have delayed the build out of certain fiber-to-the-tower contracts which we had planned to originally complete during 2014. We still expect to deploy fiber to these towers in the future, and as a result, we expect total 2015 capital expenditures to range between $825.0 million and $875.0 million.

Cash Flows – Financing Activities

Cash used in financing activities decreased by $177.0 million in 2014, as compared to 2013 and increased $124.7 million in 2013, as compared to 2012.

Debt repayments during 2014 totaled approximately $1,395.4 million and consisted primarily of $1,280.0 million in repayments of borrowings under the revolving line of credit agreement. Comparatively, during 2013, Windstream Corp. retired approximately $5.2 billion of long-term debt consisting of all $500.0 million of the outstanding 2019 Notes using proceeds from the private placement of the 2021 Notes, repurchased $650.0 million of PAETEC 2017 Notes and repaid $19.5 million of Tranche A2 and $280.9 million of Tranche B due in July 2013 and $1,042.9 million of Tranche B2 of its senior secured credit facility due in December 2015, plus accrued interest, repaid at maturity $800.0 million in aggregate principal amount of senior unsecured 8.125 percent notes, and repaid $592.5 million of borrowings that were outstanding under Tranche B3 of the senior secured credit facility.

Proceeds from new issuances of long term debt in 2014 were $1,315.0 million and consisted solely of new borrowings under the revolving line of credit. During 2013, new issuances of long term debt totaled approximately $4.9 billion. Windstream Corp. incurred new borrowings of $590.0 million under Tranche B5 of the senior secured credit facility, the proceeds of which along with available cash on hand were used to repay the amount outstanding under Tranche B3; incurred new borrowings of $1,345.0 million under Tranche B4 of its senior secured credit facility due January 23, 2020, the proceeds of which were used to repay the Tranche A2, Tranche B and B2 of the senior secured credit facility; completed the private placement of $700.0 million of the 2023 Notes, the proceeds of which were used to repay the PAETEC 2017 Notes; and completed the private placement of $500.0 million of the 2021 Notes and received proceeds of $517.5 million, of which were used to repay the 2019 Notes. During 2013, Windstream Corp. borrowed $1,770.0 million under the revolving line of credit in its senior secured credit facility and later repaid $1,180.0 million of these borrowings. Debt issuance costs associated with the new borrowings in 2013 of $30.0 million were recorded in other assets on the balance sheet and will be amortized into interest expense over the life of the borrowings.

Our board of directors maintains a dividend practice for the payment of quarterly cash dividends at a rate of $0.25 per share of our common stock. This practice can be changed at any time at the discretion of the board of directors, and is subject to the restricted payment capacity under Windstream Corp.’s debt covenants as further discussed below. Dividends paid to shareholders during 2014 were $602.2 million, which was an increase of $8.6 million, as compared to 2013, due to additional shares issued and the vesting of restricted stock units. As previously discussed, in connection with the proposed spin-off and including the effects of the 1-for-6 reverse stock split, we expect to lower our annual dividend from $1 per common share to $.60 per share. If the completion of the proposed spin-off does not occur on the record date of Windstream's normal quarterly dividend, we intend to pay a pro rata dividend to our shareholders based on the number of days elapsed in the quarter.

Pension Contribution

During the first quarter of 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet our quarterly 2014 funding requirements. At the time of the contribution, the common shares had an appraised value of approximately $8.3 million, as determined by a third party valuation firm. During the third quarter of 2014, we contributed certain of our owned real property to the Windstream Pension Plan. Independent appraisals of the properties contributed were obtained and the Windstream Pension Plan recorded the contribution based on the properties’ aggregate fair value of $80.9 million. We subsequently entered into leases for the contributed properties with initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis.

In September 2013, we contributed 3.3 million shares of our common stock to fund our remaining 2013 funding obligation and a portion of our expected 2014 funding obligation. At the time of the contribution, the common shares had an appraised value of approximately $27.8 million, as determined by a third party valuation firm. Employer contributions for pension benefits in 2014 also included $0.7 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans. We did not make a pension contribution during 2012.

The 2015 expected employer contribution for pension benefits consists of $0.8 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

Debt and Dividend Capacity

Windstream Holdings has no debt obligations. All of our debt, including the facility described below, has been incurred by our subsidiaries (primarily Windstream Corp.). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

As of December 31, 2014, we had $8,651.7 million in long-term debt outstanding, including current maturities (see Note 4). As of December 31, 2014, the amount available for borrowing under Windstream Corp.’s revolving line of credit was $604.0 million.

At December 31, 2014, $625.0 million of borrowings outstanding under Windstream Corp.’s revolving line of credit are included in current maturities of long-term debt as a result of these borrowings coming due on December 17, 2015. If not for the pending spin-off of certain network and real estate assets, we would have amended the revolving line of credit and extended its maturity during 2014. As previously discussed in conjunction with completing the proposed spin-off, we expect to lower long-term debt by approximately $3.4 billion through receipt of a cash payment of $1.2 billion and completion of a $2.35 billion tax-free debt exchange, of which borrowings outstanding under the revolving line of credit will be included. Currently, we anticipate that the spin-off will occur in the first half of 2015. Following the spin-off, we intend to amend Windstream Corp.’s revolving line of credit and extend its maturity to 2020. If completion of the spin-off is delayed or otherwise not consummated, we will proceed with our plans to amend the revolving line of credit agreement and extend its maturity by June 30, 2015.

As previously discussed, on January 23, 2013, Windstream Corp. amended its existing senior secured credit facility to, among other things: (i) provide for the incurrence of up to $1,345.0 million of additional term loans, the proceeds of which were used to repay the full outstanding balance of the credit facility revolver, without any reduction in commitments, and for general corporate purposes; and (ii) modify certain other definitions and provisions.

As of December 31, 2014, Windstream Corp. had approximately $1,396.5 million of restricted payment capacity as governed by its credit facility, which limits the amount of dividends Windstream Corp. may distribute to Windstream Holdings for payment of dividends to Windstream Holdings’ shareholders. Windstream Corp. builds additional capacity through cash generated from operations while dividend payments, and other certain restricted investments reduce the available restricted payments capacity. Windstream Corp. will continue to consider free cash flow accretive initiatives, including strategic opportunities and debt repurchases.

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

Certain of Windstream Corp. debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp.’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2014, Windstream Corp. was in compliance with all debt covenants and restrictions.

Windstream Corp.’s senior secured credit facility and its indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Corp.’s debt covenants and were calculated as follows at December 31, 2014:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$8,651.7
Capital leases, including current maturities	52.9
Total long term debt and capital leases	$8,704.6
Operating income, last twelve months	$507.1
Depreciation and amortization, last twelve months	1,386.4
Other non-cash and non-recurring expense adjustments required by the credit facility and indentures (a)	248.1
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$2,141.6
Leverage ratio (b)	4.06
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,141.6
Interest expense, last twelve months	$571.8
Adjustments required by the credit facility and indentures (c)	(10.0)
Adjusted interest expense	$561.8
Interest coverage ratio (d)	3.81
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of February 20, 2015, Moody’s Investors Service, Standard & Poor’s Corporation (“S&P”) and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	Ba2	BB+	BBB-
Senior unsecured credit rating (a)	B1	B	BB
Corporate credit rating (b)	Ba3	BB-	BB
Outlook (b)	Stable	Stable	Stable

(a)	Ratings assigned to Windstream Corp.

(b)	Corporate credit rating and outlook assigned to Windstream Corp. for Moody’s and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

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

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2014:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$717.5	$1,665.2	$1,443.6	$4,802.1	$8,628.4
Interest payments on long-term debt obligations (b)	524.8	1,000.3	723.1	693.3	2,941.5
Capital leases (c)	29.4	24.5	1.0	1.9	56.8
Other lease obligations (d)	6.3	13.2	14.0	92.0	125.5
Operating leases (e)	120.4	184.3	130.1	220.8	655.6
Purchase obligations (f)	393.9	229.8	2.8	0.9	627.4
Other long-term liabilities and commitments (g) (h) (i) (j) (k)	382.3	588.9	621.9	902.6	2,495.7
Total contractual obligations and commitments	$2,174.6	$3,706.2	$2,936.5	$6,713.6	$15,530.9

(a)	Excludes $23.3 million of unamortized premiums (net of discounts) included in long-term debt at December 31, 2014.

(b)	Variable rates on the senior secured credit facility are calculated in relation to one-month London Interbank Offered Rate (“LIBOR”) rate which was 0.16 percent at December 31, 2014.

(c)	Capital leases include non-cancellable leases, consisting principally of leases for facilities and equipment.

(d)	Other lease obligations consist of amounts due under agreements to leaseback certain company-owned real property that had been contributed to the Windstream Pension Plan in 2014.

(e)	Operating leases include non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

(f)
Purchase obligations include open purchase orders not yet receipted and amounts payable under non-cancellable contracts. The portion attributable to non-cancellable contracts primarily represents agreements for network capacity and software licensing.

(g)
Other long-term liabilities and commitments primarily consist of deferred tax liabilities, pension and other postretirement benefit obligations, interest rate swaps, CAF Phase 1 funding, asset retirement obligations and long-term deferred revenue.

(h)
Excludes $1.1 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2014 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur.

(i)
Includes $28.5 million, $3.1 million and $53.9 million in current portion of interest rate swaps, pension and postretirement benefit obligations and CAF Phase 1 funding, respectively that were included in current portion of interest rate swaps and other current liabilities at December 31, 2014. The current portion of pension and postretirement benefit obligations does not include any expected pension contributions in 2015. Although no additional pension contributions may be required in 2015, due to uncertainties inherent in the pension funding calculation, the amount and timing of any remaining contributions are unknown and therefore have been reflected as due in more than 5 years.

(j)	Excludes $25.4 million in long-term capital lease obligations, which are included in capital leases above.

(k)	Excludes $74.7 million in other lease obligations, which are included in other lease obligations above.

See “Debt Covenants and Amendments” for information regarding our debt covenants. See Notes 2, 4, 5, 7, 11, and 12 for additional information regarding certain of the obligations and commitments listed above.

MARKET RISK

Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk,. As further discussed below, we are exposed to market risk from changes in interest rates. We do not own any marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries denominated in foreign currencies.

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

As of December 31, 2014, Windstream Corp. has entered into ten pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Corp.’s senior secured credit facility. The maturities of the ten interest rate swaps range from June 17, 2016 to October 17, 2019. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of December 31, 2014 and 2013, the unhedged portion of Windstream Corp.’s variable rate senior secured credit facility was $1,476.5 million and $1,526.4 million, or approximately 17.1 percent and 17.7 percent of Windstream Corp.’s total outstanding long-term debt, respectively. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $14.8 million and $15.3 million for the years ended December 31, 2014 and 2013, respectively. Actual results may differ from this estimate.

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

Operating income before depreciation and amortization to GAAP operating income:

(Millions)	2014	2013	%
Operating income	$507.1	$1,009.0
Depreciation and amortization	1,386.4	1,340.9
OIBDA (a)	$1,893.5	$2,349.9	(19)%

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

See Note 2 to the consolidated financial statements for additional information regarding revenue recognition.

Allowance for Doubtful Accounts

In evaluating the collectability of our trade receivables, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assumptions, we record an allowance for doubtful accounts to reduce the related receivables to the amount that we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in the consolidated financial statements. A 10 percent change in the amounts estimated to be uncollectible would result in a change in the provision for doubtful accounts of approximately $4.3 million for the year ended December 31, 2014.

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

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our tangible or finite-lived intangible assets that could materially affect the carrying value of these assets and our future consolidated operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $109.2 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $141.6 million per year.

At December 31, 2014, our unamortized finite-lived intangible assets totaled $1,764.0 million and primarily consisted of franchise rights of $1,041.8 million and customer lists of $710.6 million. The customer lists are amortized using the sum-of-the-years digits method over estimated useful lives ranging from 9 to 15 years. The franchise rights are amortized on a straight-line basis over their estimated useful lives of 30 years. A reduction in the average useful lives of the franchise rights and customer lists of one year would have increased the amount of amortization expense recorded in 2014 by approximately $9.9 million.

Goodwill

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. This guidance requires write-downs of goodwill only in periods in which the recorded amount of goodwill exceeds its fair value. We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure that results in a change in our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach.

For purposes of testing goodwill impairment, we have three reporting units, excluding corporate-level activities. Because only one month had passed from the time we had completed the determination of fair value of our three reporting units as of November 30, 2013, as further discussed below, and the date of our annual impairment test, we elected to perform a qualitative assessment as of January 1, 2014. As part of this qualitative analysis, we considered whether any changes to the assumptions we used in our most recent quantitative testing would be necessary as a result of changes in general economic conditions, capital markets, telecommunications industry competition and trends, stock prices, and our results of operations that occurred subsequent to November 30, 2013. We also considered that the fair value of each of our reporting units significantly exceeded their carrying amounts as of November 30, 2013 such that a hypothetical 10 percent decrease in the fair value of the reporting units would not have triggered additional impairment testing and analysis. As a result, we concluded that is more likely than not that the fair value of our reporting units is not less than their respective carrying values as of January 1, 2014 and, therefore, we did not perform any additional quantitative analysis.

As further discussed in Note 2 to the consolidated financial statements, we reassessed our reporting unit structure as of November 30, 2013 in connection with the disposal of our software business and changes in certain management responsibilities, and we performed a quantitative analysis as of that date. We estimated the fair value of our reporting units using an income approach supplemented with a market approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. Results of the income approach were corroborated with estimated fair values derived from a market approach, which primarily included the use of comparable multiples of publicly traded companies operating in businesses similar to ours. We also reconciled the estimated fair value of our reporting units to our total market capitalization. Changes in the key assumptions used in the impairment analysis due to changes in market conditions could adversely affect the calculated fair value of goodwill, materially affecting the carrying value and our future consolidated operating results.

See Note 2 to the consolidated financial statements for additional information regarding goodwill.

Pension Benefits

We maintain a non-contributory qualified defined benefit pension plan as well as supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. The annual costs of providing pension benefits are based on certain key actuarial assumptions, including the expected return on plan assets and discount rate. We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from the various actuarial assumptions, including changes in our pension obligation, as pension expense or income in the fourth quarter each year, unless an earlier measurement date is required. Our projected net pension income for 2014, which is estimated to be approximately $1.1 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 7.0 percent and a discount rate of 4.14 percent. If returns vary from the expected rate of return or there is a change in the discount rate, the estimated net pension income could vary. In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 26.0 percent to equities, 53.0 percent to fixed income assets and 21.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 7.0 percent to 6.5 percent) would result in a decrease in our projected pension income of approximately $5.0 million in 2015.

The discount rate selected is derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plan’s projected benefit payments. The values of the plan’s projected benefit payments are matched to the cash flows of the theoretical settlement bond portfolio to arrive at a single equivalent discount rate that aligns the present value of the required cash flows with the market value of the bond portfolio. The discount rate determined on this basis was 4.14 percent at December 31, 2014. Lowering the discount rate by 25 basis points (from 4.14 percent to 3.89 percent) would result in a decrease in our projected pension income of approximately $39.5 million in 2015.

See Notes 2 and 7 to the consolidated financial statements for additional information on our pension plans.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 11 to the consolidated financial statements and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. Included in the calculation of our annual income tax expense are the effects of changes, if any, to our income tax reserves for uncertain tax positions. We maintain income tax reserves for potential assessments from the IRS or other taxing authorities. The reserves are determined in accordance with authoritative guidance and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the income tax reserves could materially affect our future consolidated operating results in the period of change. In addition, a valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized.

Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Revenue Recognition

•	Discontinued Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about our expectation to return a significant portion of our cash flow to shareholders through our dividend, our expectation to maintain our current dividend practice at the current rate of dividend, expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, expected annualized savings from the management restructuring, the amounts expected to be received from the Rural Utilities Service and the Connect America Fund to fund the deployment of broadband services and the expected benefits of those services and forecasted capital expenditure amounts. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

•
the uncertainty regarding implementation of Federal Communications Commission (“FCC”) universal service and intercarrier compensation reforms as well as state-level universal service reform, and the potential for additional federal or state government reforms regarding universal service or intercarrier compensation that result in significant loss of revenue to us;

•	unfavorable rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate or other actuarial assumptions;

•	unfavorable results of litigation or intellectual property infringement claims asserted against us;

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

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	continued loss of consumer voice lines and consumer high-speed Internet customers;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•	those additional factors under “Risk Factors” in Item 1A of this Annual Report and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

Additional forward-looking statements specific to the proposed spin-off and formation of the REIT, include but are not limited to, statements regarding the completion of the transaction, the expected closing date of the transaction, the expectation to pay a final pro rata dividend prior to closing, the expected benefits of the transaction, the expected financial attributes of the new Windstream and the REIT company including the initial rent amount, the pro forma dividend and amount and the number of REIT shares to be issued to shareholders. Such statements are based on estimates, projections, beliefs and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors. Factors that could cause actual results to differ materially from those contemplated in our forward-looking statements include, among others:

•	the anticipated timing of the closing of the pending transaction and proposed spin-off;

•	the expected tax treatment of the pending transaction and proposed spin-off;

•	the ability of each of Windstream (post-spin) and the new REIT company to conduct and expand their respective businesses following the proposed spin-off; and

•	the ability to receive, or delays in obtaining, the regulatory approvals required to complete the proposed spin-off.

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

SELECTED FINANCIAL DATA

 Selected consolidated financial data for Windstream Holdings is as follows for the years ended December 31:

(Millions, except per share amounts)	2014	2013	2012	2011	2010
Revenues and sales	$5,829.5	$5,988.1	$6,139.5	$4,279.6	$3,710.7
Operating income	507.1	1,009.0	883.9	962.9	1,033.5
Other income (expense), net	0.1	(12.5)	4.6	(0.1)	(3.5)
(Loss) gain on extinguishment of debt	—	(28.5)	1.9	(136.1)	—
Interest expense	(571.8)	(627.7)	(625.1)	(558.3)	(521.7)
(Loss) income from continuing operations before income taxes	(64.6)	340.3	265.3	268.4	508.3
Income tax (benefit) expense	(25.1)	105.3	98.2	99.4	195.6
(Loss) income from continuing operations	(39.5)	235.0	167.1	169.0	312.7
Discontinued operations, including tax expense of $9.8, $2.2, and $0, for 2013, 2012 and 2011, respectively	—	6.0	0.9	0.5	—
Net (loss) income	$(39.5)	$241.0	$168.0	$169.5	$312.7
Basic and diluted (loss) earnings per share:
From continuing operations	($.07)	$.39	$.28	$.32	$.66
From discontinued operations	—	.01	—	—	—
Net (loss) income	($.07)	$.40	$.28	$.32	$.66
Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00
Balance sheet data
Total assets	$12,713.4	$13,444.6	$13,982.0	$14,392.1	$11,303.9
Total long-term debt and capital and other lease obligations (excluding premium and discount)	$8,806.8	$8,757.6	$8,934.4	$9,053.2	$7,365.5
Total equity	$224.8	$840.2	$1,104.8	$1,495.3	$831.0

Notes to Selected Financial Information:

•
The selected consolidated financial data of Windstream Corp. are identical to Windstream Holdings with the exception of certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. In 2014 and 2013, the amount of pretax expenses directly incurred by Windstream Holdings totaled approximately $2.3 million and $0.5 million or $1.4 million and $0.3 million on an after-tax basis, respectively. Earnings per common share and dividends declared per common share information for Windstream Corp. would not be applicable following the formation of WIndstream Holdings completed on August 30, 2013.

•
Explanations for significant events affecting our historical operating trends during the years 2012 through 2014 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

•
Effective during the fourth quarter of 2011, we changed our method of recognizing actuarial gains and losses for pension benefits to recognize actuarial gains and losses in our operating results in the year in which the gains and losses occur. The effect of this change in methodology can create volatility in actuarial gains and losses recognized based on market fluctuations which impacts pension expense (income) for the year. Pension expense (income) was $128.3 million, $(115.3) million, $67.4 million, $166.8 million and $54.1 million in 2014, 2013, 2012, 2011, and 2010, respectively.

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

Dated February 24, 2015

Anthony W. Thomas	Robert E. Gunderman
President and Chief Executive Officer	Chief Financial Officer and Treasurer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 24, 2015

Anthony W. Thomas	Robert E. Gunderman
President and Chief Executive Officer	Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Windstream Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and December 31,2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statements schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Windstream Corporation and its subsidiaries (the “Company”) at December 31, 2014 and December 31,2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 24, 2015

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions, except per share amounts)	2014	2013	2012
Revenues and sales:
Service revenues:
Enterprise and small business	$2,994.7	$3,000.4	$2,963.3
Consumer	1,267.0	1,291.9	1,335.2
Carrier	734.2	779.1	775.1
Wholesale	432.5	482.9	586.2
Other	219.2	221.2	248.5
Total service revenues	5,647.6	5,775.5	5,908.3
Product sales	181.9	212.6	231.2
Total revenues and sales	5,829.5	5,988.1	6,139.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,719.3	2,492.1	2,692.2
Cost of products sold	156.6	183.9	206.6
Selling, general, and administrative	983.8	923.4	967.3
Depreciation and amortization	1,386.4	1,340.9	1,296.9
Merger and integration costs	40.4	30.2	65.4
Restructuring charges	35.9	8.6	27.2
Total costs and expenses	5,322.4	4,979.1	5,255.6
Operating income	507.1	1,009.0	883.9
Other income (expense), net	0.1	(12.5)	4.6
(Loss) gain on early extinguishment of debt	—	(28.5)	1.9
Interest expense	(571.8)	(627.7)	(625.1)
(Loss) income from continuing operations before income taxes	(64.6)	340.3	265.3
Income tax (benefit) expense	(25.1)	105.3	98.2
(Loss) income from continuing operations	(39.5)	235.0	167.1
Discontinued operations	—	6.0	0.9
Net (loss) income	$(39.5)	$241.0	$168.0
Basic and diluted (loss) earnings per share:
From continuing operations	($.07)	$.39	$.28
From discontinued operations	—	.01	—
Net (loss) income	($.07)	$.40	$.28

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2014	2013	2012
Net (loss) income	$(39.5)	$241.0	$168.0
Other comprehensive (loss) income:
Interest rate swaps:
Changes in designated interest rate swaps	(23.2)	28.2	(20.5)
Amortization of unrealized losses on de-designated interest rate swaps	15.8	35.9	45.4
Income tax benefit (expense)	2.9	(24.5)	(9.5)
Unrealized holding (loss) gain on interest rate swaps	(4.5)	39.6	15.4
Postretirement and pension plans:
Prior service credit arising during the period	0.1	0.9	1.4
Change in net actuarial (loss) gain for employee benefit plans	(3.6)	9.9	0.1
Plan curtailments and settlements	(10.0)	(31.8)	(9.6)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	1.7	2.3
Amortization of prior service credits	(5.9)	(8.7)	(11.9)
Income tax benefit	7.4	10.5	6.8
Change in postretirement and pension plans	(11.9)	(17.5)	(10.9)
Other comprehensive (loss) income	$(16.4)	$22.1	$4.5
Comprehensive (loss) income	$(55.9)	$263.1	$172.5

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(Millions, except par value)

Assets	2014	2013
Current Assets:
Cash and cash equivalents	$27.8	$48.2
Restricted cash	6.7	9.7
Accounts receivable (less allowance for doubtful
accounts of $43.4 and $40.0, respectively)	635.5	635.3
Inventories	63.7	67.7
Deferred income taxes	105.4	241.5
Prepaid expenses and other	164.6	182.4
Total current assets	1,003.7	1,184.8
Goodwill	4,352.8	4,331.4
Other intangibles, net	1,764.0	2,020.1
Net property, plant and equipment	5,412.3	5,702.6
Other assets	180.6	205.7
Total Assets	$12,713.4	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$717.5	$85.0
Current portion of interest rate swaps	28.5	30.0
Accounts payable	403.3	385.9
Advance payments and customer deposits	214.7	223.5
Accrued dividends	152.4	151.1
Accrued taxes	95.2	104.2
Accrued interest	102.5	103.5
Other current liabilities	328.9	362.4
Total current liabilities	2,043.0	1,445.6
Long-term debt	7,934.2	8,622.2
Deferred income taxes	1,878.6	2,038.3
Other liabilities	632.8	498.3
Total liabilities	12,488.6	12,604.4
Commitments and Contingencies (See Note 12)
Shareholders’ Equity:
Common stock, $0.0001 par value, 1,000.0 shares authorized,
602.9 and 596.2 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	212.6	811.6
Accumulated other comprehensive income	12.1	28.5
Retained earnings	—	—
Total shareholders’ equity	224.8	840.2
Total Liabilities and Shareholders’ Equity	$12,713.4	$13,444.6

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2014	2013	2012
Cash Provided from Operations:
Net (loss) income	$(39.5)	$241.0	$168.0
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation and amortization	1,386.4	1,341.5	1,297.6
Provision for doubtful accounts	54.9	63.5	59.4
Share-based compensation expense	41.8	44.9	43.2
Pension expense (income)	128.3	(115.3)	67.4
Deferred income taxes	(13.4)	134.8	79.0
Unamortized net premium on retired debt	—	(38.1)	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	15.8	35.9	45.4
Gain from sale of software business	—	(14.4)	—
Plan curtailment and other, net	6.8	(15.8)	(25.7)
Changes in operating assets and liabilities, net
Accounts receivable	(55.0)	(46.4)	(75.8)
Income tax receivable	(1.6)	0.6	123.3
Prepaid expenses and other	(3.3)	(20.0)	(29.3)
Accounts payable	(13.1)	(21.0)	63.6
Accrued interest	(3.1)	(10.2)	(40.8)
Accrued taxes	(9.0)	(0.1)	(10.9)
Other current liabilities	8.4	(49.0)	36.5
Other liabilities	(21.5)	(9.2)	(5.8)
Other, net	(15.6)	(3.3)	(1.3)
Net cash provided from operations	1,467.3	1,519.4	1,777.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(786.5)	(841.0)	(1,101.2)
Broadband network expansion funded by stimulus grants	(13.3)	(36.1)	(105.4)
Changes in restricted cash	3.0	16.8	(4.8)
Grant funds received for broadband stimulus projects	33.2	68.0	45.7
Grant funds received from Connect America Fund	26.0	60.7	—
Network expansion funded by Connect America Fund	(12.8)	—	—
Acquisition of a business	(22.6)	—	—
Dispositions of software and energy businesses	—	30.0	6.1
Disposition of wireless assets	—	—	57.0
Other, net	3.9	(6.0)	0.9
Net cash used in investing activities	(769.1)	(707.6)	(1,101.7)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(602.2)	(593.6)	(588.0)
Repayments of debt and swaps	(1,395.4)	(5,161.0)	(2,054.5)
Proceeds of debt issuance	1,315.0	4,919.6	1,910.0
Debt issuance costs	—	(30.0)	(19.1)
Payments under capital lease obligations	(26.8)	(23.9)	(20.0)
Other, net	(9.2)	(6.7)	0.7
Net cash used in financing activities	(718.6)	(895.6)	(770.9)
Decrease in cash and cash equivalents	(20.4)	(83.8)	(95.0)
Cash and Cash Equivalents:
Beginning of period	48.2	132.0	227.0
End of period	$27.8	$48.2	$132.0
Supplemental Cash Flow Disclosures:
Interest paid	$568.1	$609.4	$671.5
Income taxes (refunded) paid, net	$(8.8)	$5.7	$(100.7)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2011	$1,493.4	$1.9	$—	$1,495.3
Net income	—	—	168.0	168.0
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(10.9)	—	(10.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	28.0	—	28.0
Changes in designated interest rate swaps	—	(12.6)	—	(12.6)
Comprehensive income	—	4.5	168.0	172.5
Share-based compensation expense (See Note 8)	25.4	—	—	25.4
Stock options exercised	6.0	—	—	6.0
Taxes withheld on vested restricted stock and other	(5.6)	—	—	(5.6)
Dividends of $1.00 per share declared to stockholders	(420.8)	—	(168.0)	(588.8)
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8
Net income	—	—	241.0	241.0
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(17.5)	—	(17.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	22.2	—	22.2
Changes in designated interest rate swaps	—	17.4	—	17.4
Comprehensive income	—	22.1	241.0	263.1
Share-based compensation expense (See Note 8)	26.8	—	—	26.8
Stock options exercised	0.8	—	—	0.8
Stock issued to employee savings plan (See Note 7)	20.4	—	—	20.4
Stock issued to qualified pension plan (See Note 7)	27.8	—	—	27.8
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Dividends of $1.00 per share declared to stockholders	(354.5)	—	(241.0)	(595.5)
Balance at December 31, 2013	$811.7	$28.5	$—	$840.2
Net loss	—	—	(39.5)	(39.5)
Other comprehensive loss, net of tax:
Change in postretirement and pension plans	—	(11.9)	—	(11.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	9.8	—	9.8
Changes in designated interest rate swaps	—	(14.3)	—	(14.3)
Comprehensive loss	—	(16.4)	(39.5)	(55.9)
Share-based compensation expense (See Note 8)	22.1	—	—	22.1
Stock options exercised	1.6	—	—	1.6
Stock issued for management incentive compensation plans (See Note 8)	1.4	—	—	1.4
Stock issued to employee savings plan (See Note 7)	21.6	—	—	21.6
Stock issued to qualified pension plan (See Note 7)	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(11.6)	—	—	(11.6)
Dividends of $1.00 per share declared to stockholders	(642.4)	—	39.5	(602.9)
Balance at December 31, 2014	$212.7	$12.1	$—	$224.8

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions)	2014	2013	2012
Revenues and sales:
Service revenues:
Enterprise and small business	$2,994.7	$3,000.4	$2,963.3
Consumer	1,267.0	1,291.9	1,335.2
Carrier	734.2	779.1	775.1
Wholesale	432.5	482.9	586.2
Other	219.2	221.2	248.5
Total service revenues	5,647.6	5,775.5	5,908.3
Product sales	181.9	212.6	231.2
Total revenues and sales	5,829.5	5,988.1	6,139.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,719.3	2,492.1	2,692.2
Cost of products sold	156.6	183.9	206.6
Selling, general, and administrative	981.5	922.9	967.3
Depreciation and amortization	1,386.4	1,340.9	1,296.9
Merger and integration costs	40.4	30.2	65.4
Restructuring charges	35.9	8.6	27.2
Total costs and expenses	5,320.1	4,978.6	5,255.6
Operating income	509.4	1,009.5	883.9
Other income (expense), net	0.1	(12.5)	4.6
(Loss) gain on early extinguishment of debt	—	(28.5)	1.9
Interest expense	(571.8)	(627.7)	(625.1)
(Loss) income from continuing operations before income taxes	(62.3)	340.8	265.3
Income tax (benefit) expense	(24.2)	105.5	98.2
(Loss) income from continuing operations	(38.1)	235.3	167.1
Discontinued operations	—	6.0	0.9
Net (loss) income	$(38.1)	$241.3	$168.0

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2014	2013	2012
Net (loss) income	$(38.1)	$241.3	$168.0
Other comprehensive (loss) income:
Interest rate swaps:
Changes in designated interest rate swaps	(23.2)	28.2	(20.5)
Amortization of unrealized losses on de-designated interest rate swaps	15.8	35.9	45.4
Income tax benefit (expense)	2.9	(24.5)	(9.5)
Unrealized holding (loss) gain on interest rate swaps	(4.5)	39.6	15.4
Postretirement and pension plans:
Prior service credit arising during the period	0.1	0.9	1.4
Change in net actuarial (loss) gain for employee benefit plans	(3.6)	9.9	0.1
Plan curtailments and settlements	(10.0)	(31.8)	(9.6)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	1.7	2.3
Amortization of prior service credits	(5.9)	(8.7)	(11.9)
Income tax benefit	7.4	10.5	6.8
Change in postretirement and pension plans	(11.9)	(17.5)	(10.9)
Other comprehensive (loss) income	$(16.4)	$22.1	$4.5
Comprehensive (loss) income	$(54.5)	$263.4	$172.5

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31,
(Millions, except number of shares)

Assets	2014	2013
Current Assets:
Cash and cash equivalents	$27.8	$48.2
Restricted cash	6.7	9.7
Accounts receivable (less allowance for doubtful
accounts of $43.4 and $40.0, respectively)	635.5	635.3
Inventories	63.7	67.7
Deferred income taxes	105.4	241.5
Prepaid expenses and other	164.6	182.4
Total current assets	1,003.7	1,184.8
Goodwill	4,352.8	4,331.4
Other intangibles, net	1,764.0	2,020.1
Net property, plant and equipment	5,412.3	5,702.6
Other assets	180.6	205.7
Total Assets	$12,713.4	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$717.5	$85.0
Current portion of interest rate swaps	28.5	30.0
Accounts payable	403.3	385.9
Advance payments and customer deposits	214.7	223.5
Payable to Windstream Holdings, Inc.	152.4	150.7
Accrued taxes	95.2	104.3
Accrued interest	102.5	103.5
Other current liabilities	328.9	362.4
Total current liabilities	2,043.0	1,445.3
Long-term debt	7,934.2	8,622.2
Deferred income taxes	1,878.6	2,038.3
Other liabilities	632.8	498.3
Total liabilities	12,488.6	12,604.1
Commitments and Contingencies (See Note 12)
Shareholders’ Equity:
Common stock, 1,000 shares issued and outstanding (See Note 1)	—	—
Additional paid-in capital	212.7	812.0
Accumulated other comprehensive income	12.1	28.5
Retained earnings	—	—
Total shareholders’ equity	224.8	840.5
Total Liabilities and Shareholders’ Equity	$12,713.4	$13,444.6

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2014	2013	2012
Cash Provided from Operations:
Net (loss) income	$(38.1)	$241.3	$168.0
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation and amortization	1,386.4	1,341.5	1,297.6
Provision for doubtful accounts	54.9	63.5	59.4
Share-based compensation expense	41.8	44.9	43.2
Pension expense (income)	128.3	(115.3)	67.4
Deferred income taxes	(13.4)	134.8	79.0
Unamortized net premium on retired debt	—	(38.1)	(16.2)
Amortization of unrealized losses on de-designated interest rate swaps	15.8	35.9	45.4
Gain from sale of software business	—	(14.4)	—
Plan curtailment and other, net	6.8	(15.8)	(25.7)
Changes in operating assets and liabilities, net
Accounts receivable	(55.0)	(46.4)	(75.8)
Income tax receivable	(1.6)	0.6	123.3
Prepaid expenses and other	(3.3)	(20.0)	(29.3)
Accounts payable	(13.1)	(21.0)	63.6
Accrued interest	(3.1)	(10.2)	(40.8)
Accrued taxes	(9.0)	—	(10.9)
Other current liabilities	8.4	(49.0)	36.5
Other liabilities	(21.5)	(9.2)	(5.8)
Other, net	(15.6)	(3.3)	(1.3)
Net cash provided from operations	1,468.7	1,519.8	1,777.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(786.5)	(841.0)	(1,101.2)
Broadband network expansion funded by stimulus grants	(13.3)	(36.1)	(105.4)
Changes in restricted cash	3.0	16.8	(4.8)
Grant funds received for broadband stimulus projects	33.2	68.0	45.7
Grant funds received from Connect America Fund	26.0	60.7	—
Network expansion funded by Connect America Fund	(12.8)	—	—
Acquisition of a business	(22.6)	—	—
Dispositions of software and energy businesses	—	30.0	6.1
Disposition of wireless assets	—	—	57.0
Other, net	3.9	(6.0)	0.9
Net cash used in investing activities	(769.1)	(707.6)	(1,101.7)
Cash Flows from Financing Activities:
Dividends paid to shareholders	—	(444.6)	(588.0)
Distributions to Windstream Holdings, Inc.	(603.6)	(149.4)	—
Repayments of debt and swaps	(1,395.4)	(5,161.0)	(2,054.5)
Proceeds of debt issuance	1,315.0	4,919.6	1,910.0
Debt issuance costs	—	(30.0)	(19.1)
Payments under capital lease obligations	(26.8)	(23.9)	(20.0)
Other, net	(9.2)	(6.7)	0.7
Net cash used in financing activities	(720.0)	(896.0)	(770.9)
Decrease in cash and cash equivalents	(20.4)	(83.8)	(95.0)
Cash and Cash Equivalents:
Beginning of period	48.2	132.0	227.0
End of period	$27.8	$48.2	$132.0
Supplemental Cash Flow Disclosures:
Interest paid	$568.1	$609.4	$671.5
Income taxes (refunded) paid, net	$(8.8)	$5.7	$(100.7)
The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2011	$1,493.4	$1.9	$—	$1,495.3
Net income	—	—	168.0	168.0
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(10.9)	—	(10.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	28.0	—	28.0
Changes in designated interest rate swaps	—	(12.6)	—	(12.6)
Comprehensive income	—	4.5	168.0	172.5
Share-based compensation expense (See Note 8)	25.4	—	—	25.4
Stock options exercised	6.0	—	—	6.0
Taxes withheld on vested restricted stock and other	(5.6)	—	—	(5.6)
Dividends of $1.00 per share declared to stockholders	(420.8)	—	(168.0)	(588.8)
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8
Net income	—	—	241.3	241.3
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(17.5)	—	(17.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	22.2	—	22.2
Changes in designated interest rate swaps	—	17.4	—	17.4
Comprehensive income	—	22.1	241.3	263.4
Share-based compensation expense (See Note 8)	26.8	—	—	26.8
Stock options exercised	0.8	—	—	0.8
Stock issued to employee savings plan (See Note 7)	20.4	—	—	20.4
Stock issued to qualified pension plan (See Note 7)	27.8	—	—	27.8
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Distributions payable to Windstream Holdings, Inc.	(149.5)	—	(149.3)	(298.8)
Dividends of $0.50 per share declared to stockholders	(204.7)	—	(92.0)	(296.7)
Balance at December 31, 2013	$812.0	$28.5	$—	$840.5
Net loss	—	—	(38.1)	(38.1)
Other comprehensive loss, net of tax:
Change in postretirement and pension plans	—	(11.9)	—	(11.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	9.8	—	9.8
Changes in designated interest rate swaps	—	(14.3)	—	(14.3)
Comprehensive loss	—	(16.4)	(38.1)	(54.5)
Share-based compensation expense (See Note 8)	22.1	—	—	22.1
Stock options exercised	1.6	—	—	1.6
Stock issued for management incentive compensation plans (See Note 8)	1.4	—	—	1.4
Stock issued to employee savings plan (See Note 7)	21.6	—	—	21.6
Stock issued to qualified pension plan (See Note 7)	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(11.6)	—	—	(11.6)
Distributions payable to Windstream Holdings, Inc.	(642.7)	—	38.1	(604.6)
Balance at December 31, 2014	$212.7	$12.1	$—	$224.8

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Basis for Presentation:

In these consolidated financial statements, unless the context requires otherwise, the use of the terms “Windstream,” “we,” “us” or “our” shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Corporation, and the term “Windstream Corp.” shall refer to Windstream Corporation and its subsidiaries.

Organizational Structure – Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Corporation (“Windstream Corp.”). Windstream Holdings common stock trades on the Nasdaq Global Select Market under the ticker symbol “WIN”. Windstream Corp. common stock, consisting of 1,000 shares outstanding, all of which are held by Windstream Holdings, does not trade on any stock market. Windstream Corp. and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Corp.’s debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

Description of Business – We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, a local and long-haul fiber network spanning approximately 121,000 miles, a robust business sales division and 27 data centers offering managed services and cloud computing.

Enterprise and small business service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services to enterprise and small business customers. Carrier revenues include revenues from other carriers for special access circuits and fiber connections as well as voice and data services sold on a wholesale basis. Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. Wholesale service revenues include switched access revenues and Universal Service Fund (“USF”) revenues. Other service revenues include USF surcharge revenues, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas.

Basis of Presentation – The consolidated financial statements include the accounts of Windstream Holdings, Windstream Corp. and the accounts of its subsidiaries. All affiliated transactions have been eliminated.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Corp. other than for certain expenses incurred directly by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Corp. to Windstream Holdings. Earnings per share data has not been presented for Windstream Corp., because that entity has not issued publicly held common stock as defined in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless otherwise indicated, the note disclosures included herein pertain to both Windstream Holdings and Windstream Corp.

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net (loss) income or comprehensive (loss) income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Business Segments – We are organized based on the services and products that we offer. Our chief operating decision maker assesses performance and allocates resources based on our consolidated results of operations. Under this organizational and reporting structure, our operations consist of one reportable segment. See the accompanying consolidated statements of operations for additional information regarding the types of revenue our business generates.

Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Restricted Cash – Restricted cash consists of cash restricted for uses other than current operations. We have placed cash into pledged deposit accounts for our share of committed spend on construction contracts currently under review by the Rural Utilities Service (“RUS”), part of the United States Department of Agriculture, for broadband stimulus grants. Changes in the restricted cash balances are reflected as cash inflows or outflows in the investing activities section of the consolidated statements of cash flows.

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, we consider a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions and a specific customer’s ability to meet its financial obligations. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $40.2 million and $46.3 million at December 31, 2014 and 2013, respectively.

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

Broadband Stimulus Grants – Capital expenditures related to the broadband stimulus grants are initially recorded to construction in progress. A receivable totaling 75 percent of the gross spend, representing the expected reimbursement from the RUS is recorded during the same period, offsetting the amounts recorded in construction in progress. The resulting balance sheet presentation reflects our 25 percent investment in these assets in property, plant and equipment. Once an asset is placed into service, depreciation is calculated and recorded based on our 25 percent investment in the equipment. Initial outlays to purchase stimulus-related assets are reflected as outflows in the investing activities section of the consolidated statements of cash flows. Grant funds received from the RUS are shown as inflows in the investing activities section of the consolidated statements of cash flows.

Connect America Fund Support – In conjunction with reforming USF, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental support to broadband service providers. CAF includes both short-term (“Phase I”) and long-term (“Phase II”) framework. We have received $86.7 million in CAF Phase I support for upgrades and new deployments of broadband service to unserved and underserved locations. Pursuant to commitments we made with the FCC, we will match, on at least a dollar-for-dollar basis, the total amount of CAF Phase I support we receive. As construction projects which will utilize CAF Phase I support are initiated, a portion of the CAF Phase I support received will be reclassified from other liabilities as an offset to construction in progress to effectively reduce the capitalized cost of the constructed asset. For each construction dollar we spend, an equal amount will be transferred from other liabilities to construction in progress to reflect our dollar-for-dollar matching requirement. As of December 31, 2014, $53.9 million and $20.0 million of CAF Phase I support was recorded in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheet. CAF Phase I support received and used to construct network assets during the period has been presented within the investing activities section of the consolidated statements of cash flows. The FCC has yet to finalize the statewide allocation of CAF Phase II.

Asset Disposals – On December 5, 2013, we completed the sale of Pinnacle Software Company (“Pinnacle”), a software company acquired in conjunction with the 2011 acquisition of PAETEC Holding Corp. (“PAETEC”) for $30.0 million in cash. The software business has been reported as discontinued operations for the years ended December 31, 2013 and 2012. See Note 14 for further discussion of discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

On February 22, 2012 and March 30, 2012, we completed the sales of wireless assets acquired from D&E Communications, Inc. (“D&E”) and Iowa Telecommunications Services, Inc. (“Iowa Telecom”), respectively. In connection with these sales, we received gross proceeds of approximately $57.0 million and recognized a gain of $5.2 million, net of transaction fees.

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

In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for us is January 1st of each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Prior to performing the two step evaluation, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. Under the qualitative assessment, if an entity determines that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the entity is not required to complete the two step goodwill impairment evaluation.

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

As of January 1, 2014, we determined that we had three reporting units, excluding corporate-level activities, to test for impairment. After considering changes to assumptions used in our most recent quantitative testing completed as of November 30, 2013, including general economic conditions, capital markets, telecommunications industry competition and trends, changes in common stock prices, our results of operations, and the magnitude of the excess of the fair value over the carrying value of each of our reporting units as determined in our most recent quantitative testing, we concluded that it is more likely than not that the fair value of our reporting units is not less than their respective carrying values and, therefore, we did not perform a quantitative analysis.

Other intangible assets arising from business combinations such as franchise rights, customer lists, and cable franchise rights are initially recorded at estimated fair value. We amortize customer lists using the sum-of-the-digits method over an estimated life or 9 to 15 years. All other intangible assets are amortized using a straight-line method over the estimated useful lives.
Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of central office equipment, office and warehouse facilities, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery, other equipment and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Depreciation expense amounted to $1,130.3 million, $1,049.7 million, and $955.6 million in 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2014	2013
Land		$44.3	$44.7
Building and improvements	3-40 years	655.5	644.5
Central office equipment	3-40 years	5,750.4	5,563.7
Outside communications plant	7-47 years	6,906.6	6,630.7
Furniture, vehicles and other equipment	3-23 years	1,616.0	1,431.2
Construction in progress		365.2	312.6
		15,338.0	14,627.4
Less accumulated depreciation		(9,925.7)	(8,924.8)
Net property, plant and equipment		$5,412.3	$5,702.6

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

We capitalize interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $3.7 million, $7.9 million and $10.9 million in 2014, 2013 and 2012, respectively.

Asset Retirement Obligations – We recognize asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Our asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if we exit them, to properly dispose of our chemically-treated telephone poles at the time they are removed from service and to restore certain leased properties to their previous condition upon exit from the lease. These asset retirement obligations totaled $53.4 million and $52.3 million as of December 31, 2014 and 2013, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets - We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset group. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows.

Derivative Instruments – Windstream Corp. enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges are recorded as a component of other comprehensive (loss) income in the current period. Any ineffective portion of the hedges is recognized in earnings in the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Revenue Recognition – Service revenues are primarily derived from providing access to or usage of our networks and facilities. Service revenues are recognized over the period that the corresponding services are rendered to customers. Revenues that are billed in advance include monthly recurring network access and data services, special access and monthly recurring voice, Internet and other related charges. The unearned portion of these revenues is included in advance payments and customer deposits in the accompanying consolidated balance sheets. Revenues derived from other telecommunications services, including interconnection, long distance and enhanced service revenues are recognized monthly as services are provided. Revenue from sales of indefeasible rights to use fiber optic network facilities (“IRUs”) and the related telecommunications network maintenance arrangements is generally recognized over the term of the related lease or contract. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers. Fees assessed to customers for service activation are deferred upon service activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with authoritative guidance on multiple element arrangements. Certain costs associated with activating such services are deferred and recognized as an operating expense over the same period.

In determining whether to include in revenues and expenses the taxes and surcharges assessed and collected from customers and remitted to government authorities, including USF charges, sales, use, value added and excise taxes, we evaluate, among other factors, whether we are the primary obligor or principal tax payer for the fees and taxes assessed in each jurisdiction in which we operate. In those jurisdictions for which we are the primary obligor, we record the taxes and surcharges on a gross basis and include in revenues and costs of services and products. In jurisdictions in which we function as a collection agent for the government authority, we record the taxes on a net basis and exclude the amounts from our revenues and costs of services and products.

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $96.8 million, $80.4 million, and $99.5 million in 2014, 2013 and 2012.

Share-Based Compensation – In accordance with authoritative guidance on share-based compensation, we value all time-based awards to employees at fair value on the date of the grant, and recognize that value as compensation expense over the period that each award vests. Performance-based awards are valued at fair value at the end of each reporting period until final performance targets are set. Share-based compensation expense for performance-based awards is recognized when it is probable and estimable as measured against performance metrics. Share-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Pension Benefits – We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from actuarial assumptions, as a component of net periodic benefit (income) expense in the fourth quarter in the year in which the gains and losses occur, and if applicable in any quarter in which an interim remeasurement is required. The remaining components of net periodic benefit (income) expense, primarily service and interest costs and assumed return on plan assets, are recognized ratably on a quarterly basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Earnings Per Share – We compute basic (loss) earnings per share by dividing net (loss) income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares containing a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of earnings per share pursuant to the two-class method. Calculations of earnings per share under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

Diluted (loss) earnings per share are computed by dividing net (loss) income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and warrants. Diluted earnings per share exclude all potentially dilutive securities if their effect is anti-dilutive.

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two class method until the performance conditions have been satisfied. The 2014 performance conditions for the outstanding restricted stock units were not satisfied, and therefore, these stock units were excluded from the computation of diluted weighted average shares outstanding. Options and warrants granted in conjunction with the acquisition of PAETEC are included in the computation of dilutive earnings per share using the treasury stock method.

A reconciliation of net (loss) income and number of shares used in computing basic and diluted (loss) earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2014	2013	2012
Basic and diluted (loss) earnings per share:
Numerator:
(Loss) income from continuing operations	$(39.5)	$235.0	$167.1
Income from continuing operations allocable to participating securities	(5.0)	(4.1)	(3.6)
Adjusted (loss) income from continuing operations attributable to common shares	(44.5)	230.9	163.5
Income from discontinued operations	—	6.0	0.9
Income from discontinued operations allocable to participating securities	—	—	—
Adjusted income from discontinued operations attributable to common shares	—	6.0	0.9
Net (loss) income attributable to common shares	$(44.5)	$236.9	$164.4

Denominator:
Basic shares outstanding
Weighted average shares outstanding	601.5	593.2	588.0
Weighted average participating securities	(4.6)	(3.9)	(3.5)
Weighted average basic shares outstanding	596.9	589.3	584.5
Diluted shares outstanding
Weighted average basic shares outstanding	596.9	589.3	584.5
Effect of dilutive stock options	—	0.4	1.8
Weighted average diluted shares outstanding	596.9	589.7	586.3
Basic and diluted (loss) earnings per share:
From continuing operations	($.07)	$.39	$.28
From discontinued operations	—	.01	—
Net (loss) income	($.07)	$.40	$.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

In 2014, the potential dilutive effect of 0.2 million shares of stock options were excluded from the computation of diluted weighted average shares outstanding as the shares would have an anti-dilutive effect on the loss from continuing operations. In addition, options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled approximately 0.6 million shares for the year ended December 31, 2014 and 1.0 million shares for each of the years ended December 31, 2013 and 2012, respectively.

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

Recently Adopted Accounting Standards

Discontinued Operations – In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. During the fourth quarter of 2014, we early adopted this guidance, which did not affect our consolidated results of operations, financial position or liquidity.

Recently Issued Authoritative Guidance

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to all periods presented in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect adjustment in the year of adoption. We are in the process of determining the method of adoption and assessing the impact the new standard will have on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2013	$4,331.4
Acquisition during the period (a)	21.4
Balance at December 31, 2014	$4,352.8

(a)	On October 1, 2014, we acquired for cash a fixed wireless enterprise services provider with operations in four states.

As of January 1, 2014, we determined we had three reporting units, excluding corporate-level activities. After considering changes to assumptions used in our most recent quantitative testing completed as of November 30, 2013, including general economic conditions, capital markets, telecommunications industry competition and trends, changes in common stock prices, our results of operations, and the magnitude of the excess of the fair value over the carrying value of each of our reporting units as determined in our most recent quantitative testing, we concluded that it is more likely than not that the fair value of our reporting units is not less than their respective carrying values and, therefore, we did not perform a quantitative analysis.

Intangible assets were as follows at December 31:

	2014			2013
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(243.3)	$1,041.8	$1,285.1	$(200.4)	$1,084.7
Customer lists	1,914.0	(1,203.4)	710.6	1,914.0	(991.9)	922.1
Cable franchise rights	39.8	(28.2)	11.6	39.8	(27.0)	12.8
Other	37.9	(37.9)	—	37.9	(37.4)	0.5
Balance	$3,276.8	$(1,512.8)	$1,764.0	$3,276.8	$(1,256.7)	$2,020.1

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2014:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $256.1 million, $291.2 million and $342.0 million in 2014, 2013 and 2012, respectively. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the years ended December 31:

Year	(Millions)
2015	$223.1
2016	192.7
2017	164.8
2018	137.9
2019	111.2
Thereafter	934.3
Total	$1,764.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Corp. and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at December 31:

(Millions)	2014	2013
Issued by Windstream Corp.:
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016	$344.3	$387.3
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017	255.0	277.5
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020	1,318.1	1,331.6
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	584.1	590.0
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015	625.0	590.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	400.0	400.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	950.0	950.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	700.0
Issued by subsidiaries of the Company:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	1.9	2.0
Debentures and notes, without collateral:
PAETEC 2018 Notes – 9.875%, due December 1, 2018	450.0	450.0
Premium on long-term debt, net	23.3	28.8
	8,651.7	8,707.2
Less current maturities	(717.5)	(85.0)
Total long-term debt	$7,934.2	$8,622.2
Weighted average interest rate	6.5%	7.0%
Weighted maturity	5.1 years	6.1 years

Senior Secured Credit Facility

On December 6, 2013, Windstream Corp. incurred new borrowings of $590.0 million under Tranche B5 of the senior secured credit facility due August 8, 2019. The proceeds along with available cash on hand were used to repay $592.5 million of borrowings, plus accrued interest, that were outstanding under Tranche B3 of the senior secured credit facility, which were also due on August 8, 2019. Debt issuance costs associated with the Tranche B5 borrowings were $4.6 million which were charged to interest expense in the fourth quarter of 2013 in accordance with debt modification accounting.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

Revolving line of credit - Windstream Corp. borrowed $1,315.0 million under the revolving line of credit in its senior secured credit facility and repaid $1,280.0 million of these borrowings during 2014. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $21.0 million, the amount available for borrowing under the revolving line of credit was $604.0 million at December 31, 2014. The revolving line of credit will expire December 17, 2015, and as a result, amounts outstanding under the revolving line of credit are included in current maturities as of December 31, 2014. If not for the pending spin-off of certain network and real estate assets further discussed in Note 16, we would have amended the revolving line of credit and extended its maturity during 2014. In conjunction with completing the proposed spin-off, we expect to lower long-term debt by approximately $3.4 billion through receipt of a cash payment of $1.2 billion and completion of a $2.35 billion tax-free debt exchange, of which borrowings outstanding under the revolving line of credit will be included. Currently, we anticipate that the spin-off will occur in the first half of 2015. Following the spin-off, we intend to amend Windstream Corp.’s revolving line of credit and extend its maturity to 2020. If completion of the spin-off is delayed or otherwise not consummated, we will proceed with our plans to amend the revolving line of credit agreement and extend its maturity by June 30, 2015.

The variable interest rate on the revolving line of credit ranged from 2.41 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.49 percent during 2014, as compared to variable interest rates during 2013 which ranged from 2.42 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.60 percent.

Debentures and Notes Issued in 2013

2021 Notes - On August 26, 2013, Windstream Corp. completed the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, at an issue price of 103.500 percent to yield 7.171 percent (“the 2021 Notes”). Interest is paid semi-annually. The notes had terms substantially identical to the terms of the existing 7.750 percent senior notes due 2021, but were issued under a separate indenture. During the fourth quarter of 2013 pursuant to a registration rights agreement, the notes were exchanged for additional 7.750 percent senior notes due 2021 issued under the indenture governing the existing notes. For financial reporting purposes, both the newly issued and existing 7.750 percent senior notes due 2021 are collectively referred to as the “2021 Notes”. Debt issuance costs associated with the new borrowings were $10.1 million, which were recorded in other assets in the accompanying consolidated balance sheet and will be amortized into interest expense over the life of the borrowings.

2023 Notes - On January 23, 2013, Windstream Corp. completed the private placement of $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023, at an issue price at par to yield 6.375 percent (“the 2023 Notes”). Interest is paid semi-annually. Debt issuance costs associated with the new borrowings were $13.9 million, which were recorded in other assets in the accompanying consolidated balance sheet and will be amortized into interest expense over the life of the borrowings.
Debentures and Notes Repaid in 2013
2013 Notes - On August 1, 2013, Windstream Corp. repaid at maturity all of the outstanding $800.0 million aggregate principal amount of these senior unsecured notes utilizing available borrowings under the revolving line of credit.
2019 Notes - On August 12, 2013, Windstream Corp. announced a tender offer to purchase for cash all of the outstanding $500.0 million aggregate principal amount of 7.000 percent senior unsecured notes due March 15, 2019 (“2019 Notes”). Prior to the expiration of the tender offer, approximately $431.2 million of the 2019 Notes had been tendered. On September 25, 2013, the redemption of the remaining $68.8 million outstanding principal amount was settled. Proceeds from the issuance of the 2021 Notes, together with available cash, were used to pay the consideration for the tender offer and to redeem the outstanding 2019 Notes, along with related fees and expenses.
PAETEC 2017 Notes - In connection with our acquisition of PAETEC on November 30, 2011, Windstream Corp. assumed $650.0 million of 8.875 percent notes due June 30, 2017 (“PAETEC 2017 Notes”). Interest was payable semi-annually. On January 8, 2013, Windstream Corp. announced a tender offer to purchase for cash any and all of the outstanding $650.0 million aggregate principal amount of PAETEC 2017 Notes. Prior to the expiration of the tender offer, approximately $588.5 million of the PAETEC 2017 Notes had been tendered. On February 25, 2013, the redemption of the remaining $61.5 million outstanding principal amount was settled. Proceeds from the issuance of the 2023 Notes, together with available cash, were used to pay the consideration for the tender offer and to redeem all of the outstanding PAETEC 2017 Notes, along with related fees and expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

Windstream Corp. may call certain debentures and notes at various premiums on early redemption. These debentures and notes are the $400.0 million in aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 (“2018 Notes”), the 7.750 percent senior notes due October 15, 2020, 2021 Notes, the 7.500 percent senior notes due June 1, 2022, both series of 2023 Notes and the 9.875 percent notes due December 1, 2018 (“PAETEC 2018 Notes”) with an aggregate principal amount of $450.0 million. In addition, Windstream Corp. may call debt issued by Windstream Holdings of the Midwest, Inc. at various premiums on early redemption.
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
Debt Compliance

The terms of Windstream Corp.’s credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Corp.’s ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of December 31, 2014, Windstream Corp. was in compliance with all of these covenants.
In addition, certain of Windstream Corp.’s debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Corp.’s long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Corp.’s outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. Windstream Corp. and its subsidiaries were in compliance with these covenants as of December 31, 2014.
Maturities for long-term debt outstanding as of December 31, 2014, excluding $23.3 million of unamortized net premium, were as follows for the years ended December 31:

Year	(Millions)
2015	$717.5
2016	350.7
2017	1,314.5
2018	869.5
2019	574.1
Thereafter	4,802.1
Total	$8,628.4

(Loss) Gain on Extinguishment of Debt

During the third quarter of 2013, Windstream Corp. retired all $500.0 million of the outstanding 2019 Notes using proceeds from the private placement of the 2021 Notes. During the first quarter of 2013, Windstream Corp. also retired all $650.0 million of the outstanding PAETEC 2017 Notes. As noted above, the PAETEC 2017 Notes were repurchased using proceeds from the issuance of the 2023 Notes. Windstream Corp. also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and as a result, Windstream Corp. recognized losses due to the extinguishment of the aforementioned debt obligations during 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

During 2012, Windstream Corp. retired all $300.0 million of the outstanding 9.500 percent notes due July 15, 2015 (“PAETEC 2015 Notes”). The PAETEC 2015 Notes were purchased using borrowings under Windstream Corp.’s revolving line of credit. The retirement was accounted for under the extinguishment method, and as a result Windstream Corp. recognized a gain on extinguishment of debt of $1.9 million during the twelve months ended December 31, 2012.

The (loss) gain on extinguishment of debt was as follows for the years ended December 31:

(Millions)	2013	2012
2019 Notes:
Premium on early redemption	$(13.6)	$—
Third-party fees for early redemption	(0.5)	—
Unamortized debt issuance costs on original issuance	(0.6)	—
Loss on early extinguishment for 2019 Notes	(14.7)	—
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	(2.5)	—
Loss on early extinguishment for senior secured credit facility	(2.5)	—
PAETEC 2017 Notes:
Premium on early redemption	(51.5)	—
Third-party fees for early redemption	(1.0)	—
Unamortized premium on original issuance	41.2	—
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)	—
PAETEC 2015 Notes:
Premium on early redemption	—	(14.3)
Unamortized premium on original issuance	—	16.2
Gain on early extinguishment for PAETEC 2015 Notes	—	1.9
Total (loss) gain on early extinguishment of debt	$(28.5)	$1.9

Capital Lease Obligations

We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other current liabilities and other liabilities. During 2014 and 2013, we acquired equipment under capital leases of $0.5 million and $72.4 million, respectively.

Future minimum lease payments under capital lease obligations were as follows for the years ended December 31:

Year	(Millions)
2015	$29.4
2016	21.8
2017	2.7
2018	0.5
2019	0.5
Thereafter	1.9
Total future payments	56.8
Less: Amounts representing interest	3.9
Present value of minimum lease payments	$52.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

Other Lease Obligations

During the third quarter of 2014, we contributed certain of our owned real property to the Windstream Pension Plan and then entered into agreements to leaseback the properties for continued use by our operating subsidiaries. Independent appraisals of the properties contributed were obtained and at the dates of contribution the properties’ aggregate fair value was $80.9 million. The lease agreements include initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis.

Due to various forms of continuing involvement, including Windstream Corp.’s benefit from the future appreciation of the property, the transaction has been accounted for as a failed contribution-leaseback. Accordingly, the properties continue to be reported as assets of Windstream and depreciated over their remaining useful lives until termination of the lease agreement. We recorded a long-term lease obligation equal to the fair value of the properties at the date of contribution. No gain or loss has been recognized on the contribution. As lease payments are made to the Windstream Pension Plan, a portion of the payment will decrease the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method. At December 31, 2014, the total lease obligation was $81.0 million and was included within other current liabilities and other liabilities in the accompanying consolidated balance sheet.

Future minimum payments during the initial terms of the leases were as follows for the years ended December 31:

Year	(Millions)
2015	$6.3
2016	6.5
2017	6.7
2018	6.9
2019	7.1
Thereafter	92.0
Total	$125.5

Interest Expense
Interest expense was as follows for the years ended December 31:

(Millions)	2014	2013	2012
Interest expense related to long-term debt	$539.9	$584.7	$576.4
Impact of interest rate swaps	29.0	48.0	56.4
Interest on capital and other lease obligations	6.6	2.9	3.2
Less capitalized interest expense	(3.7)	(7.9)	(10.9)
Total interest expense	$571.8	$627.7	$625.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivative Instruments:

Windstream Corp. has entered into the following interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. In 2006, Windstream Corp. entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. Windstream Corp. renegotiated the four interest rate swap agreements on December 3, 2010, and again on August 21, 2012, each time lowering the fixed interest rate paid and extending the maturity. As a result of the August 21, 2012 transaction, Windstream Corp. reduced its fixed interest rate paid from 4.553 percent to 3.391 percent effective October 17, 2012. The fixed interest rate paid includes a component which serves to settle the liability existing on Windstream Corp. swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate (“LIBOR”). The swaps had a notional value of $900.0 million as of December 31, 2014, where it will remain until maturity on October 17, 2019.

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

The current swaps are designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable rate cash flows paid on Windstream Corp.’s senior secured credit facility, which have varying maturity dates from December 30, 2016 to January 23, 2020. The swaps are hedging probable variable cash flows which extend up to four years beyond the maturity of certain components of the variable rate debt. Consistent with past practice, Windstream Corp. expects to extend or otherwise replace these components of its debt with variable rate debt.

All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	2014	2013	2012
Designated portion, measured at fair value
Other assets	$0.4	$—	$—
Other current liabilities	$28.5	$30.0	$29.0
Other non-current liabilities	$48.7	$41.8	$91.2
Accumulated other comprehensive income (loss)	$4.9	$28.2	$(14.7)
De-designated portion, unamortized value
Accumulated other comprehensive loss	$(8.8)	$(24.7)	$(45.9)
Weighted average fixed rate paid	3.57%	3.57%	4.26%
Variable rate received	0.16%	0.16%	0.21%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other income (expense), net in our consolidated statements of operations. Ineffectiveness recognized on the cash flow hedges was $(0.3) million, $1.6 million and $(7.5) million for the years ended December 31, 2014, 2013 and 2012, respectively.

Windstream Corp.’s original four swaps are off-market swaps, meaning they contain an embedded financing element, which the swap counterparties recover through an incremental charge in the fixed rate over what would be charged for an on-market swap. As such, a portion of the cash payment on the swaps represents the rate that Windstream Corp. would pay on a hypothetical on-market interest rate swap and is recognized in interest expense. The remaining portion represents the repayment of the embedded financing element and reduces the swap liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivative Instruments, Continued:

All or a portion of the change in fair value of Windstream Corp.’s interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Corp. extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps would be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Corp. determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Corp. has assessed the counterparty risk and determined that no substantial risk of default exists as of December 31, 2014. Each counterparty is a bank with a current credit rating at or above A.

Windstream Corp. expects to recognize losses of $6.6 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at December 31, 2014. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in the value of these derivative instruments were as follows for the years ended December 31:

(Millions)	2014	2013	2012
Changes in fair value of effective portion, net of tax (a)	$(14.3)	$17.4	$(12.6)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$9.8	$22.2	$28.0

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Corp. were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Corp.’s creditworthiness in an adverse manner, Windstream Corp. may be required to fully collateralize its derivative obligations. At December 31, 2014, Windstream Corp. had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Corp. is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. For financial statement presentation purposes, Windstream Corp. does not offset assets and liabilities under these arrangements.

The following tables present assets and the liabilities subject to an enforceable master netting arrangement as of December 31, 2014 and 2013. As of December 31, 2013, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheets as of that date.

Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014:
Interest rate swaps	$0.4	$0.4	$(0.3)	$—	$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivative Instruments, Continued:

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014:
Derivatives	$77.2	$77.2	$(0.3)	$—	$76.9

December 31, 2013:
Derivatives	$71.8	$71.8	$—	$—	$71.8

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
Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2014 requiring these non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, income tax receivable, accounts payable, long-term debt, and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable, income tax receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of December 31, 2014 or 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Fair Value Measurements, Continued:
The fair values of interest rate swaps and long-term debt were determined using the following inputs at December 31:

(Millions)	2014	2013
Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest rate swap assets - Level 2	$0.4	$—
Interest rate swap liabilities - Level 2	$77.2	$71.8

Not Recorded at Fair Value in the Financial Statements: (a) (b)
Long-term debt, including current maturities - Level 1	$—	$5,270.0
Long-term debt, including current maturities - Level 2	8,777.5	3,738.2
	$8,777.5	$9,008.2

(a)
Recognized at carrying value of $8,651.7 million and $8,707.2 million in long-term debt, including current maturities, in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.

(b)
Due to a lack of new borrowings and other refinancing activities in 2014 resulting in a decline in the frequency and volume of market activity related to Windstream Corp.’s debt obligations, we have reclassified all long-term debt as Level 2.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Corp.’s own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2014 and 2013, the fair values of the interest rate swaps were reduced by $3.3 million and $2.6 million, respectively, to reflect non-performance risk.
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
We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. Except for the change in classifying Windstream Corp.’s debt obligations, there were no other transfers within the fair value hierarchy during the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The components of pension benefit (income) expense (including provision for executive retirement agreements) and postretirement benefits income were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2014	2013	2012	2014	2013	2012
Benefits earned during the year	$8.2	$10.5	$10.0	$—	$—	$0.1
Interest cost on benefit obligation	58.9	52.5	58.0	1.3	1.4	1.8
Net actuarial loss (gain)	128.6	(110.4)	72.5	—	—	—
Amortization of net actuarial loss	—	—	—	0.1	1.7	2.3
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(5.8)	(8.6)	(11.8)
Plan curtailments and settlements	—	—	—	(11.5)	(32.2)	(9.6)
Expected return on plan assets	(67.3)	(67.8)	(73.0)	—	—	—
Net periodic benefit expense (income)	$128.3	$(115.3)	$67.4	$(15.9)	$(37.7)	$(17.2)

During 2014, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective on April 1, 2014, April 3, 2014, May 1, 2014, and May 31, 2014. We also eliminated the subsidies for certain active and current retirees effective January 1, 2015. As a result, we remeasured the plan and recognized curtailment and settlement gains totaling $11.5 million, of which $7.1 million was recognized in cost of services expenses and $4.4 million was recognized in selling, general and administrative expenses, with the offsetting effects recorded as a reduction in accumulated other comprehensive income of $10.0 million and other liabilities of $1.5 million.

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
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans (including executive retirement agreements) were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2014	2013	2014	2013
Fair value of plan assets at beginning of year	$959.7	$999.0	$0.3	$0.2
Actual return on plan assets	144.6	10.8	—	0.1
Employer contributions	89.9	28.5	3.8	1.9
Participant contributions	—	—	0.4	1.5
Benefits paid (a)	(65.6)	(78.6)	(4.2)	(3.4)
Settlements (b)	(86.6)	—	—	—
Fair value of plan assets at end of year	$1,042.0	$959.7	$0.3	$0.3
Projected benefit obligation at beginning of year	$1,210.6	$1,400.1	$31.4	$42.4
Interest cost on projected benefit obligations	58.9	52.5	1.3	1.4
Service costs	8.2	10.5	—	—
Participant contributions	—	—	0.4	1.5
Plan amendments	—	—	(0.2)	(0.8)
Actuarial (gain) loss	206.3	(173.9)	3.4	(9.7)
Benefits paid (a)	(65.6)	(78.6)	(4.2)	(3.4)
Settlements (b)	(86.6)	—	(1.5)	—
Projected benefit obligation at end of year	$1,331.8	$1,210.6	$30.6	$31.4
Plan assets less than projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(0.8)	$(83.8)	$(2.3)	$(2.6)
Noncurrent liabilities	(289.0)	(167.1)	(28.0)	(28.5)
Funded status recognized in the consolidated balance sheets	$(289.8)	$(250.9)	$(30.3)	$(31.1)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$—	$—	$(5.8)	$(2.6)
Prior service credits	0.5	0.6	29.2	44.9
Net amount recognized in accumulated other comprehensive income	$0.5	$0.6	$23.4	$42.3

(a)
During both 2014 and 2013, pension benefits paid from Windstream’s assets totaled $0.8 million and $0.8 million, respectively. All postretirement benefits in both years were paid from Windstream’s assets.

(b)
In an effort to reduce our long-term pension obligations and administrative expenses of the Windstream Pension Plan, during the fourth quarter of 2014, we offered to certain eligible participants of the plan the option to receive a single lump sum payment in full settlement of all future pension benefits earned by the participant from prior service to Windstream. Individuals eligible for the voluntary lump sum payment option were former employees and certain of their beneficiaries with termination dates on or prior to June 7, 2014 who had not yet commenced their pension benefit payments. The calculated amount of the single lump sum payment was the actuarial equivalent of the participant’s vested accrued pension benefit as of December 2014. All lump-sum payments were made from existing plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit (income) expense in 2015, including executive retirement agreements, are as follows:

(Millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss	$—	$0.8
Prior service credits	$(0.1)	$(5.2)

The accumulated benefit obligation of our pension plan and executive retirement agreements, was $1,309.7 million, $1,193.0 million and $1,375.8 million at December 31, 2014, 2013 and 2012, respectively.

Assumptions – Actuarial assumptions used to calculate pension and postretirement benefits (income) expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2014	2013	2012	2014		2013	2012
Discount rate	5.01%	3.85%	4.64%	4.76%	(a)	3.87%	4.58%
Expected return on plan assets	7.00%	7.00%	8.00%	7.00%		7.00%	8.00%
Rate of compensation increase	2.00%	2.00%	4.17%	—%		—%	—%

(a)
As a result of the various remeasurements of our postretirement benefit obligations completed in 2013 previously discussed, key assumptions including the discount rate were updated as of each remeasurement date.

Actuarial assumptions used to calculate the projected benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Discount rate	4.14%	5.01%	4.21%	4.99%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	—%	—%

In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 26.0 percent to equities, 53.0 percent to fixed income securities, and 21.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2014	2013
Healthcare cost trend rate assumed for next year	7.50%	8.00%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2020	2020

For the year ended December 31, 2014, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.1 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.1 million. As of December 31, 2014, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $1.8 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

Plan Assets – Our pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation for our pension plan by asset category was as follows for the years ended December 31:

	Target Allocation	Percentage of Plan Assets
Asset Category	2015	2014	2013
Equity securities	19.6% - 31.6%	26.9%	27.7%
Fixed income securities	40.3% - 67.3%	53.9%	52.4%
Alternative investments	14.1% - 24.1%	18.2%	15.0%
Money market and other short-term interest bearing securities	0.0% - 4.0%	1.0%	4.9%
		100.0%	100.0%

We utilize a third party to assist in evaluating the allocation of the total assets in the pension trust, taking into consideration the pension liabilities and funded status of the pension plan. Assets are managed utilizing a Liability Driven Investment approach, meaning that assets are managed within a risk management framework which addresses the need to generate incremental returns in the context of an appropriate level of risk, based on plan liability profiles and changes in funded status. The return objectives are to satisfy funding obligations when and as prescribed by law and to keep pace with the growth of the pension plan liabilities. Given the long time horizon for paying out benefits and our strong financial condition, the pension plan can accept an average level of risk relative to other similar plans. The liquidity needs of the pension plan are manageable given that lump sum payments are not available to most participants.

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

Fixed income securities include securities issued by the U.S. Government and other governmental agencies, asset-backed securities and debt securities issued by domestic and international entities, and derivative instruments comprised of swaps, futures, forwards and options. These securities are expected to provide diversification benefits, and are expected to reduce asset volatility and pension funding volatility, and a stable source of income.

Alternative investments may include hedge funds and hedge funds of funds, commodities, both private and public real estate and private equity investments. In addition to attractive diversification benefits, the alternative investments are expected to provide both income and capital appreciation.

Investments in money market and other short-term interest bearing securities are maintained to provide liquidity for benefit payments with protection of principal being the primary objective.

The pension plan is permitted to make investments in our common stock. On March 7, 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet our quarterly 2014 funding requirements. At the time of this contribution, the shares had an appraised value, as determined by a third party valuation firm, of approximately $8.3 million. On September 13, 2013, we contributed 3.3 million shares of our common stock to the pension plan to fund our remaining 2013 funding obligation and a portion of our expected 2014 funding obligation. At the time of this contribution, the shares had an appraised value of approximately $27.8 million, as determined by a third party valuation firm. We made no contributions to the pension plan in 2012.

As previously discussed in Note 4, we contributed certain of our own real property to our qualified pension plan during the third quarter of 2014. Independent appraisals of the properties contributed were obtained and the Windstream Pension Plan recorded the contribution based on the properties’ aggregate fair value of $80.9 million at the dates of contribution. We subsequently entered into leases for the contributed properties with initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional 5-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2014:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market funds (a)	$42.4	$—	$42.4	$—
Guaranteed annuity contract (b)	1.4	—	—	1.4
Common collective trust funds (c)	330.8	—	330.8	—
Government and agency securities (d)	285.6	—	285.6	—
Corporate bonds and asset backed securities (d)	34.4	—	34.4	—
Common and preferred stocks - domestic (d)	54.8	54.7	—	0.1
Common and preferred stocks - international (d)	25.3	25.3	—	—
Derivative financial instruments (e)	16.9	—	16.9	—
Hedge fund of funds (f)	61.9	—	—	61.9
Mutual fund (d)	66.7	66.7	—	—
Real estate and private equity funds (g)	138.2	—	—	138.2
Other (h)	0.6	0.6	—	—
Total investments	$1,059.0	$147.3	$710.1	$201.6
Dividends and interest receivable	3.7
Pending trades and other liabilities	(20.7)
Total plan assets	$1,042.0

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2013:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market funds (a)	$37.0	$—	$37.0	$—
Guaranteed annuity contract (b)	1.9	—	—	1.9
Common collective trust funds (c) (1)	323.7	—	323.7	—
Government and agency securities (d)	234.4	—	234.4	—
Corporate bonds and asset backed securities (d)	94.5	—	94.5	—
Common and preferred stocks - domestic (d)	69.4	69.3	—	0.1
Common stock - Windstream Holdings (d)	26.3	26.3	—	—
Common and preferred stocks - international (d)	24.1	24.1	—	—
Derivative financial instruments (e)	(25.1)	0.1	(25.2)	—
Hedge fund of funds (f)	60.2	—	—	60.2
Mutual fund (d) (1)	59.4	59.4	—	—
Real estate and private equity funds (g)	52.8	—	—	52.8
Other (h)	1.1	1.1	—	—
Total investments	$959.7	$180.3	$664.4	$115.0
Dividends and interest receivable	3.9
Pending trades	(3.9)
Total plan assets	$959.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

(1)	Amount reflects the correction of an immaterial error for a mutual fund investment previously reported as a common collective trust fund in Level 2 that should have been reported as a Level 1.

(a)
Money market funds are based on the fair value of the underlying assets held as determined by the fund manager on the last business day of the year. The underlying assets are mostly comprised of certificates of deposit, time deposits and commercial paper valued at amortized cost.

(b)
The guaranteed annuity contract is based on the value of the underlying contracts adjusted to market value which recognizes that either long-term assets would have to be sold before contract maturity or new contributions by other contract holders would have to be exchanged for funds being transferred, precluding these contributions from being invested at their current state of return.

(c)
Units in common collective trust funds are valued by reference to the funds’ underlying assets and based on the net asset value as reported by the fund manager on the last business day of the Plan year. The underlying assets are mostly comprised of publicly traded equity securities and fixed income securities. These securities are valued at the official closing price of, or the last reported sale prices as of the close of business or, in the absence of any sales, at the latest available bid price.

(d)
Government and agency securities, corporate bonds and asset backed securities, common and preferred stocks, and registered investment companies traded in active markets on securities exchanges are valued based on quoted market prices on the last day of the Plan year. Securities traded in markets that are not considered active are valued based on quoted market prices, broker or dealer quotes or alternative pricing sources with reasonable levels of price transparency. Securities that trade infrequently and therefore have little or no price transparency are valued using best estimates, including unobservable inputs.

(e)
Derivative financial instruments consist primarily of swaps and are valued at fair value based on models that reflect the contractual terms of the instruments. Inputs include primarily observable market information, such as swap curves, benchmark yields, rating updates and interdealer broker quotes at the end of the Plan year.

(f)
Hedge funds of funds hold a portfolio of other investment funds instead of directly investing in specific securities, commodities or other financial instruments. The funds are valued based on the net asset value of the fund determined by the fund manager on the last business day of the Plan year. The net asset value is derived from the fair value of each underlying fund comprising the hedge fund of funds.

(g)
The real estate fund is valued based on the net asset value of the fund on the last business day of the Plan year. The net asset value is derived from the fair value of the underlying net assets of the fund. Private equity funds consist of investments in limited partnerships and are valued based on the Plan’s capital account balance at year end as reported in the audited financial statements of the partnership. This category also includes the contributed real estate properties we are leasing back from the plan. The fair value of these properties is based on independent appraisals.

(h)
Other investments include warrants, interest bearing cash and investments in foreign currency. These investments are valued at their quoted market price on the last day of the Plan year. Investments traded in markets that are not considered active are valued based on a compilation of primarily observable market information or a broker quote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

The following is a reconciliation of the beginning and ending balances of pension plan assets that are measured at fair value using significant unobservable input:

(Millions)	Domestic equities	Hedge fund of funds	Real estate and private equity funds	Guaranteed annuity contract	Total
Balance at December 31, 2012	$0.1	$—	$44.4	$2.3	$46.8
Gains on plan assets still held at year-end	—	2.7	4.3	0.2	7.2
Purchases and sales, net	—	57.5	4.1	(0.6)	61.0
Transfers in and/or out of level 3	—	—	—	—	—
Balance at December 31, 2013	0.1	60.2	52.8	1.9	115.0
Gains related to plan assets sold during the year	—	—	0.9	—	0.9
Gains on plan assets still held at year-end	—	1.7	5.7	0.1	7.5
Purchases and sales, net	—	—	78.8	(0.6)	78.2
Transfers in and/or out of level 3	—	—	—	—	—
Balance at December 31, 2014	$0.1	$61.9	$138.2	$1.4	$201.6

Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period. There were no transfers in or out of levels 1, 2, or 3 for the years ended December 31, 2014 and 2013.

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

Estimated Future Employer Contributions and Benefit Payments – Estimated future employer contributions, benefit payments, including executive retirement agreements, are as follows as of December 31, 2014:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2015	$0.8	$2.3
Expected benefit payments:
2015	$78.4	$2.3
2016	79.3	2.2
2017	81.4	2.1
2018	81.4	1.9
2019	83.1	1.8
2020-2024	420.5	6.7

The 2015 expected employer contribution for pension benefits consists of $0.8 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. We intend to fund this contribution using cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

Employee Savings Plan – We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expense of $18.3 million, $18.1 million and $17.8 million in 2014, 2013 and 2012, respectively, related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of operations. Expense related to our 2014 matching contribution expected to be made in Windstream stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. During 2014, we contributed 2.7 million shares of our common stock to the plan for the 2013 annual matching contribution. At the time of this contribution, the shares had a value of approximately $21.6 million as determined by the plan trustee. During 2013, we contributed $20.4 million of our common stock to the plan for the 2012 annual matching contribution.

8. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 35.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of December 31, 2014, the Incentive Plan had remaining capacity of 17.7 million awards. As of December 31, 2014, we had additional remaining capacity of 2.0 million awards from a similar equity incentive plan acquired in the PAETEC acquisition.

Restricted Stock and Restricted Stock Unit Activity - During 2014, 2013 and 2012, our Board of Directors approved grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to this employee and director groups as a key component of their annual incentive compensation plan and one-time grants may include time-based and performance based awards. Time-based awards generally vest ratably over a service period of two or three years. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor’s 500 Stock Index, over a three-year period.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued was as follows for the years ended December 31:

	2014	2013	2012
(Thousands)	Number of Shares	Number of Shares	Number of Shares
Vest ratably over a three-year service period	2,929.3	2,254.0	1,543.7
Vest ratably over a two-year service period	18.3	68.4	—
Vest variably over a three-year service period	247.3	186.1	54.7
Vest contingently over a three-year performance period	1,176.3	786.7	723.5
Vest one year from date of grant, service based - granted to non-employee directors	121.0	81.5	51.4
Vest three years from date of grant, service based	189.3	—	4.0
Total granted	4,681.5	3,376.7	2,377.3
Grant date fair value (Millions)	$39.3	$32.6	$29.4

For performance based restricted stock units granted in 2014 the operating targets for the first vesting period were approved by the Board of Directors in March 2014. For the performance based restricted stock granted in 2013, the operating targets for the first vesting period were approved by the Board of Directors in February 2013. For performance based restricted stock granted in 2012, the operating targets for the first and second vesting periods were approved by the Board of Directors in February 2012 and 2013, respectively. For measurement periods prior to 2014, each of the operating targets were met by the end of their respective measurement periods. The operating targets for the performance based restricted stock units granted in 2014 were not met and these awards were forfeited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Share-Based Compensation Plans, Continued:

Restricted stock and restricted stock unit activity for the year ended December 31, 2014 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2013	5,259.5	$10.75
Granted	4,681.5	$8.39
Vested	(2,548.3)	$11.19
Forfeited	(1,524.7)	$8.85
Non-vested at December 31, 2014	5,868.0	$9.17

At December 31, 2014, unrecognized compensation expense totaled $29.2 million and is expected to be recognized over the weighted average vesting period of 1.5 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ equity. The total fair value of shares vested during 2014, 2013 and 2012 was $28.5 million, $24.2 million and $22.7 million, respectively. Share-based compensation expense recognized for restricted stock and restricted stock units was $22.0 million, $26.7 million and $25.2 million for 2014, 2013 and 2012, respectively.

Stock Option Activity - In conjunction with the acquisition of PAETEC, we issued approximately 3.9 million stock options to former PAETEC employees to replace outstanding PAETEC stock options held by these same employees as of the acquisition date. The exercise price of the options granted was 0.460 shares of the exercise price on the original issuances. All other terms of the original options, including the vesting provisions, were retained. The contractual term of the options granted is ten years from the original issuance date. Awards generally vest ratably over a service period of three or four years. Our practice is to issue new shares of common stock upon the exercise of stock options. No other stock options have been granted by us during the three year period ended December 31, 2014.

The following table summarizes stock option activity for the year ended December 31, 2014:

	(Thousands) Number of Shares Underlying Options	Weighted Average Exercise Price	(Years) Weighted Average Remaining Contractual Life	(Millions)Aggregate Intrinsic Value
Outstanding at December 31, 2013	1,464.4	$12.29
Granted	—	$—
Exercised	(228.2)	$6.84
Canceled	(370.0)	$13.78
Forfeited	(12.4)	$8.93
Outstanding at December 31, 2014	853.8	$13.15	2.8	$0.8
Vested or expected to vest at December 31, 2014	834.1	$13.26	2.7	$0.8
Exercisable at December 31, 2014	826.1	$13.30	2.7	$0.8

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing sale price of Windstream’s common stock as reported on the Nasdaq Global Select Market on December 31, 2014 and the option exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders if all option holders had exercised their options on December 31, 2014. This amount changes based on the fair market value of Windstream’s common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2014 was approximately $0.4 million.

Total compensation expense related to stock options granted was approximately $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Share-Based Compensation Plans, Continued:

The following table summarizes stock option information as of December 31, 2014:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	(Thousands) Number of Options	Weighted Average Exercise Price	(Thousands) Number of Options	Weighted Average Exercise Price
$1.96-$4.70	163.2	$4.10	163.2	$4.10
$4.71-$8.30	155.0	$7.29	135.1	$7.15
$8.31-$14.00	175.1	$11.60	167.3	$11.65
$14.01-$29.27	360.5	$20.53	360.5	$20.53
	853.8	$13.15	826.1	$13.30

As of December 31, 2014, there was no unrecognized share-based compensation expense related to stock options granted.

In addition to including amounts related to restricted stock, restricted units and stock options, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to certain executive and management incentive compensation plans and the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream stock. Except for the second and third quarters of 2014, payments made under the applicable executive and management incentive plans had been in the form of cash. A summary of share-based compensation expense was as follows for the years ended December 31:

(Millions)	2014	2013	2012
Restricted stock, restricted units and stock options	$22.1	$26.8	$25.4
Employee savings plan (See Note 7)	18.3	18.1	17.8
Executive and management incentive compensation plans	1.4	—	—
Share-based compensation expense	$41.8	$44.9	$43.2

9. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. The 2011 acquisition of PAETEC and 2010 acquisitions of NuVox Inc. (“NuVox”), and Q-Comm Corporation (“Q-Comm”) (collectively known as the “Acquired Companies”), account for the merger and integration costs incurred for the periods presented. Costs incurred related to the proposed spin-off of certain telecommunications network assets into an independent, publicly traded REIT are also included in merger and integration costs.

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

During 2014, we completed two workforce reductions to increase operational efficiency by eliminating a total of approximately 750 positions, including 295 resulting from voluntary separation initiatives. We also completed several smaller workforce reductions throughout the year. In connection with these workforce reductions, we incurred pre-tax restructuring charges of $24.1 million during 2014, primarily consisting of severance and other employee benefit costs. As a result of certain changes in our executive management team, we also incurred severance-related costs of $6.3 million in 2014.

In 2012, we completed a review of our management structure and eliminated approximately 350 management positions. We incurred severance related costs of $22.4 million related to this restructuring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the merger, integration and restructuring charges recorded for the years ended December 31:

(Millions)	2014	2013	2012
Merger and integration costs
Transaction costs associated with acquisitions	$—	$—	$7.1
Employee related transition costs	—	7.8	20.3
Information technology conversion costs	20.8	9.5	6.1
Rebranding, consulting and other costs	19.6	12.9	31.9
Total merger and integration costs	40.4	30.2	65.4
Restructuring charges	35.9	8.6	27.2
Total merger, integration and restructuring charges	$76.3	$38.8	$92.6

After giving consideration to tax benefits on deductible items, the effect of merger, integration and restructuring charges resulted in an after-tax charge of $46.6 million, $24.3 million and $58.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges at December 31:

(Millions)	2014	2013
Balance, beginning of period	$14.0	$20.1
Merger, integration and restructuring charges	76.3	38.8
Cash outlays during the period	(79.1)	(44.9)
Balance, end of period	$11.2	$14.0

As of December 31, 2014, unpaid merger, integration and restructuring liabilities consisted of $4.3 million primarily associated with the restructuring initiatives and $6.9 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

10. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows for the years ended December 31:

(Millions)	2014	2013	2012
Pension and postretirement plans	$14.5	$26.4	$43.9
Unrealized holding gains (losses) on interest rate swaps
Designated portion	3.1	17.4	(9.1)
De-designated portion	(5.5)	(15.3)	(28.4)
Accumulated other comprehensive income	$12.1	$28.5	$6.4

Changes in accumulated other comprehensive (loss) income balances, net of tax, were as follows:

(Millions)	Gains (Losses) on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2013	$2.1	$26.4	$28.5
Other comprehensive loss before reclassifications	(14.3)	(2.2)	(16.5)
Amounts reclassified from other accumulated comprehensive income (a)	9.8	(9.7)	0.1
Balance at December 31, 2014	$(2.4)	$14.5	$12.1

(a)	See separate table below for details about these reclassifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows for the years ended December 31:

Details about Accumulated Other Comprehensive Income Components	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
	2014	2013
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$15.8	$35.9	Interest expense
	15.8	35.9	(Loss) income from continuing operations before income taxes
	(6.0)	(13.7)	Income tax (benefit) expense
	9.8	22.2	Net (loss) income
Pension and postretirement plans:
Plan curtailments and settlements (a)	(10.0)	(31.8)
Amortization of net actuarial loss (a)	0.1	1.7
Amortization of prior service credits (a)	(5.9)	(8.7)
	(15.8)	(38.8)	(Loss) income from continuing operations before income taxes
	6.1	14.7	Income tax (benefit) expense
	(9.7)	(24.1)	Net (loss) income
Total reclassifications for the period, net of tax	$0.1	$(1.9)	Net (loss) income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit (income) expense. See Note 7 for additional details.

11. Income Taxes:

Income tax (benefit) expense was as follows for the years ended December 31:

(Millions)	2014	2013	2012
Current:
Federal	$0.8	$(27.0)	$6.2
State	(12.5)	(2.5)	13.0
	(11.7)	(29.5)	19.2
Deferred:
Federal	(18.3)	104.0	84.0
State	4.9	30.8	(5.0)
	(13.4)	134.8	79.0
Income tax (benefit) expense	$(25.1)	$105.3	$98.2

Deferred income tax (benefit) expense for all three years primarily resulted from temporary differences between depreciation and amortization expense for income tax purposes and depreciation and amortization expense recorded in the accompanying consolidated financial statements. Goodwill is not amortized for financial statement purposes in accordance with authoritative guidance on goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Income Taxes, Continued:

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	4.7	3.3	2.0
Adjust deferred taxes for state net operating loss carryforward	—	(0.1)	—
Transaction costs	(8.0)	—	—
Tax refunds	7.3	—	—
Valuation allowance	(15.4)	(0.3)	—
Income tax reserves	(0.4)	(5.4)	—
Research and development credit	12.1	(2.2)	—
Disallowed loss	(2.9)	—	—
Tax credits	2.2	—	—
Other items, net	4.3	0.6	0.1
Effective income tax rate	38.9%	30.9%	37.1%

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2014	2013
Property, plant and equipment	$1,146.7	$1,278.4
Goodwill and other intangible assets	1,312.8	1,322.5
Operating loss and credit carryforward	(604.0)	(677.8)
Postretirement and other employee benefits	(121.8)	(108.6)
Unrealized holding loss and interest rate swaps	(5.3)	(1.4)
Deferred compensation	(5.7)	(5.2)
Bad debt	(32.1)	(30.3)
Deferred debt costs	(12.9)	(17.7)
Restricted stock	(8.5)	(12.1)
Other, net	9.1	(35.9)
	1,678.3	1,711.9
Valuation allowance	94.9	84.9
Deferred income taxes, net	$1,773.2	$1,796.8
Deferred tax assets	$(898.0)	$(930.8)
Deferred tax liabilities	2,671.2	2,727.6
Deferred income taxes, net	$1,773.2	$1,796.8

At December 31, 2014 and 2013, we had federal net operating loss carryforwards of approximately $1,304.2 million and $1,545.6 million, respectively, which expire in varying amounts from 2022 through 2031. The loss carryforwards at December 31, 2014 were primarily losses acquired in conjunction with our mergers with Valor Communications Group, Inc. (“Valor”), NuVox, Iowa Telecom and PAETEC. The 2014 decrease is primarily associated with the amount utilized for the year. At December 31, 2014 and 2013, we had state net operating loss carryforwards of approximately $1,990.6 million and $2,001.2 million, respectively, which expire annually in varying amounts from 2015 through 2033. The loss carryforwards at December 31, 2014 were primarily losses acquired in conjunction with our mergers with Valor, CTC, D&E, Lexcom Inc. (“Lexcom”), NuVox, Iowa Telecom, Q-Comm and PAETEC. Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to their expiration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Income Taxes, Continued:

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of December 31, 2014 and 2013, we recorded valuation allowances of $94.9 million and $84.9 million, respectively, related to federal and state loss carryforwards which are expected to expire before they are utilized. The amount of federal tax credit carryforward at December 31, 2014 and 2013, was approximately $34.6 million and $22.6 million, respectively, which expire in varying amounts from 2031 through 2034. The amount of state tax credit carryforward at December 31, 2014 and 2013, was approximately $24.1 million and $22.2 million, respectively, which expire in varying amounts from 2015 through 2027.

We account for uncertainty in taxes in accordance with authoritative guidance. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2014	2013	2012
Beginning balance	$4.6	$18.3	$18.8
Additions based on tax positions related to current year	2.3	2.7	—
Additions based on tax positions of prior years	—	0.7	—
Reductions for tax positions of prior years	(0.1)	(0.2)	(0.5)
Reduction as a result of a lapse of the applicable statute of limitations	(0.2)	(16.9)	—
Settlements	(1.0)	—	—
Ending balance	$5.6	$4.6	$18.3

We do not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $5.0 million, $3.4 million and $16.1 million (net of indirect benefits) for the years ended December 31, 2014, 2013 and 2012, respectively.

Included in the balance at December 31, 2014, 2013 and 2012, are $0.6 million, $0.6 million and $0.8 million, respectively, of gross tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. These unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2014 and 2013.

We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2011. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years. We have identified Arkansas, California, Florida, Georgia, Illinois, Iowa, Kentucky, Nebraska, New York, North Carolina, Pennsylvania, Texas and Virginia as “major” state taxing jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2014, 2013 and 2012, we recognized approximately $0.1 million, $0.1 million and $0.6 million in interest and penalties, respectively. Furthermore, we had approximately $0.1 million, $0.1 million and $3.1 million of interest and penalties accrued as of December 31, 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Commitments and Contingencies:

Lease Commitments

Minimum rental commitments for all non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows as of December 31, 2014:

Year	(Millions)
2015	$120.4
2016	99.3
2017	85.0
2018	70.5
2019	59.6
Thereafter	220.8
Total	$655.6

Rental expense totaled $134.5 million, $120.2 million and $108.2 million in 2014, 2013 and 2012, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Corporation
In connection with the issuance of the 7.875 percent senior notes due November 1, 2017, the 8.125 percent senior notes due September 1, 2018, the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023 and the 6.375 percent senior notes due August 1, 2023 (“the guaranteed notes”), certain of Windstream Corp.’s wholly-owned subsidiaries (the “Guarantors”), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facility of Windstream Corp. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Corp. The remaining subsidiaries of Windstream Corp. (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. Windstream Holdings is not a guarantor of any Windstream Corp. debt instruments.

Upon completing an internal legal entity restructuring, as of January 1, 2014, certain of Windstream Corp.’s guarantor and non-guarantor subsidiaries were merged with and into Windstream Corp. Prior period information has been revised to reflect the change in our legal entity structure.

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, condensed consolidating balance sheets as of December 31, 2014 and 2013, and condensed consolidating and combined statements of cash flows for the years ended December 31, 2014, 2013 and 2012 of Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,029.1	$4,642.5	$(24.0)	$5,647.6
Product sales	—	41.1	140.8	—	181.9
Total revenues and sales	—	1,070.2	4,783.3	(24.0)	5,829.5
Costs and expenses:
Cost of services	—	392.3	2,346.6	(19.6)	2,719.3
Cost of products sold	—	39.8	116.8	—	156.6
Selling, general and administrative	—	99.3	886.6	(4.4)	981.5
Depreciation and amortization	21.9	300.0	1,064.5	—	1,386.4
Merger and integration costs	—	—	40.4	—	40.4
Restructuring charges	—	6.1	29.8	—	35.9
Total costs and expenses	21.9	837.5	4,484.7	(24.0)	5,320.1
Operating (loss) income	(21.9)	232.7	298.6	—	509.4
Earnings from consolidated subsidiaries	217.3	30.6	3.7	(251.6)	—
Other (expense) income, net	(0.2)	162.9	(162.6)	—	0.1
Intercompany interest income (expense)	127.2	(53.7)	(73.5)	—	—
Interest expense	(523.9)	(6.4)	(41.5)	—	(571.8)
(Loss) income before income taxes	(201.5)	366.1	24.7	(251.6)	(62.3)
Income tax (benefit) expense	(163.4)	126.0	13.2	—	(24.2)
Net (loss) income	$(38.1)	$240.1	$11.5	$(251.6)	$(38.1)
Comprehensive (loss) income	$(54.5)	$240.1	$11.5	$(251.6)	$(54.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,065.6	$4,740.3	$(30.4)	$5,775.5
Product sales	—	54.4	158.2	—	212.6
Total revenues and sales	—	1,120.0	4,898.5	(30.4)	5,988.1
Costs and expenses:
Cost of services	—	339.6	2,178.1	(25.6)	2,492.1
Cost of products sold	—	53.7	130.2	—	183.9
Selling, general and administrative	—	77.8	849.9	(4.8)	922.9
Depreciation and amortization	25.0	292.2	1,023.7	—	1,340.9
Merger and integration costs	—	—	30.2	—	30.2
Restructuring charges	—	1.6	7.0	—	8.6
Total costs and expenses	25.0	764.9	4,219.1	(30.4)	4,978.6
Operating (loss) income	(25.0)	355.1	679.4	—	1,009.5
Earnings from consolidated subsidiaries	526.1	53.3	5.6	(585.0)	—
Other income (expense), net	2.1	166.1	(180.7)	—	(12.5)
Loss on early extinguishment of debt	(17.2)	—	(11.3)	—	(28.5)
Intercompany interest income (expense)	134.5	(61.1)	(73.4)	—	—
Interest expense	(584.6)	(5.8)	(37.3)	—	(627.7)
Income from continuing operations before income taxes	35.9	507.6	382.3	(585.0)	340.8
Income tax (benefit) expense	(205.4)	169.3	141.6	—	105.5
Income from continuing operations	241.3	338.3	240.7	(585.0)	235.3
Discontinued operations	—	—	6.0	—	6.0
Net income	$241.3	$338.3	$246.7	$(585.0)	$241.3
Comprehensive income	$263.4	$338.3	$246.7	$(585.0)	$263.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2012
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,095.3	$4,838.4	$(25.4)	$5,908.3
Product sales	—	73.0	158.2	—	231.2
Total revenues and sales	—	1,168.3	4,996.6	(25.4)	6,139.5
Costs and expenses:
Cost of services	—	377.2	2,332.1	(17.1)	2,692.2
Cost of products sold	—	71.9	134.7	—	206.6
Selling, general and administrative	—	102.1	873.5	(8.3)	967.3
Depreciation and amortization	28.8	286.2	981.9	—	1,296.9
Merger and integration costs	—	—	65.4	—	65.4
Restructuring charges	—	4.4	22.8	—	27.2
Total costs and expenses	28.8	841.8	4,410.4	(25.4)	5,255.6
Operating (loss) income	(28.8)	326.5	586.2	—	883.9
Earnings from consolidated subsidiaries	432.0	41.8	4.6	(478.4)	—
Other (expense) income, net	(4.4)	182.3	(173.3)	—	4.6
Gain on early extinguishment of debt	—	—	1.9	—	1.9
Intercompany interest income (expense)	135.3	(66.0)	(69.3)	—	—
Interest expense	(540.9)	(5.4)	(78.8)	—	(625.1)
(Loss) income from continuing operations before income taxes	(6.8)	479.2	271.3	(478.4)	265.3
Income tax (benefit) expense	(174.8)	163.9	109.1	—	98.2
Income from continuing operations	168.0	315.3	162.2	(478.4)	167.1
Discontinued operations	—	—	0.9	—	0.9
Net income	$168.0	$315.3	$163.1	$(478.4)	$168.0
Comprehensive income	$172.5	$315.3	$163.1	$(478.4)	$172.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$2.1	$51.7	$(26.0)	$27.8
Restricted cash	6.7	—	—	—	6.7
Accounts receivable (less allowance for doubtful accounts of $43.4)	—	136.5	499.0	—	635.5
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	1,057.7	2,066.9	(3,124.6)	—
Inventories	—	36.9	26.8	—	63.7
Deferred income taxes	67.4	10.5	27.5	—	105.4
Prepaid expenses and other	35.5	20.4	108.7	—	164.6
Total current assets	109.6	1,268.9	2,780.6	(3,155.4)	1,003.7
Investments in consolidated subsidiaries	10,001.3	965.6	255.6	(11,222.5)	—
Notes receivable - affiliate	—	317.7	—	(317.7)	—
Goodwill	1,649.5	825.6	1,877.7	—	4,352.8
Other intangibles, net	590.7	355.2	818.1	—	1,764.0
Net property, plant and equipment	9.8	1,269.4	4,133.1	—	5,412.3
Other assets	104.2	17.1	59.3	—	180.6
Total Assets	$12,465.1	$5,019.5	$9,924.4	$(14,695.6)	$12,713.4
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$717.4	$—	$0.1	$—	$717.5
Current portion of interest rate swaps	28.5	—	—	—	28.5
Accounts payable	2.1	86.9	314.3	—	403.3
Affiliates payable, net	3,277.0	—	—	(3,124.6)	152.4
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	16.6	198.1	—	214.7
Accrued taxes	0.2	23.8	71.2	—	95.2
Accrued interest	94.3	2.1	6.1	—	102.5
Other current liabilities	32.3	18.0	278.6	—	328.9
Total current liabilities	4,151.8	147.4	873.2	(3,129.4)	2,043.0
Long-term debt	7,363.4	99.6	471.2	—	7,934.2
Notes payable - affiliate	—	—	317.7	(317.7)	—
Deferred income taxes	658.6	418.8	801.2	—	1,878.6
Other liabilities	66.5	45.7	520.6	—	632.8
Total liabilities	12,240.3	711.5	2,983.9	(3,447.1)	12,488.6
Commitments and Contingencies (See Note 12)
Shareholders’ Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	212.7	3,794.9	4,002.0	(7,796.9)	212.7
Accumulated other comprehensive income	12.1	—	14.5	(14.5)	12.1
Retained earnings	—	473.7	2,842.1	(3,315.8)	—
Total shareholders’ equity	224.8	4,308.0	6,940.5	(11,248.5)	224.8
Total Liabilities and Shareholders’ Equity	$12,465.1	$5,019.5	$9,924.4	$(14,695.6)	$12,713.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13.7	$0.7	$33.8	$—	$48.2
Restricted cash	9.7	—	—	—	9.7
Accounts receivable (less allowance for doubtful accounts of $40.0)	—	117.4	517.9	—	635.3
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	743.7	1,864.5	(2,608.2)	—
Inventories	—	49.8	17.9	—	67.7
Deferred income taxes	202.1	10.5	28.9	—	241.5
Prepaid expenses and other	35.3	20.8	126.3	—	182.4
Total current assets	260.8	947.7	2,589.3	(2,613.0)	1,184.8
Investments in consolidated subsidiaries	9,997.5	936.7	291.1	(11,225.3)	—
Notes receivable - affiliate	—	321.3	—	(321.3)	—
Goodwill	1,649.5	825.6	1,856.3	—	4,331.4
Other intangibles, net	645.0	397.6	977.5	—	2,020.1
Net property, plant and equipment	10.2	1,350.9	4,341.5	—	5,702.6
Other assets	120.3	14.8	70.6	—	205.7
Total Assets	$12,683.3	$4,794.6	$10,126.3	$(14,159.6)	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$84.9	$—	$0.1	$—	$85.0
Current portion of interest rate swaps	30.0	—	—	—	30.0
Accounts payable	5.0	54.8	326.1	—	385.9
Affiliates payable, net	2,758.9	—	—	(2,608.2)	150.7
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	17.4	206.1	—	223.5
Accrued taxes	0.2	33.8	70.3	—	104.3
Accrued interest	95.4	1.8	6.3	—	103.5
Other current liabilities	38.1	17.2	307.1	—	362.4
Total current liabilities	3,012.5	125.0	920.8	(2,613.0)	1,445.3
Long-term debt	8,044.9	99.6	477.7	—	8,622.2
Notes payable - affiliate	—	—	321.3	(321.3)	—
Deferred income taxes	724.7	421.7	891.9	—	2,038.3
Other liabilities	60.7	28.8	408.8	—	498.3
Total liabilities	11,842.8	675.1	3,020.5	(2,934.3)	12,604.1
Commitments and Contingencies (See Note 12)
Shareholders’ Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	812.0	3,657.5	3,978.8	(7,636.3)	812.0
Accumulated other comprehensive income	28.5	—	26.3	(26.3)	28.5
Retained earnings	—	422.6	3,018.8	(3,441.4)	—
Total shareholders’ equity	840.5	4,119.5	7,105.8	(11,225.3)	840.5
Total Liabilities and Shareholders’ Equity	$12,683.3	$4,794.6	$10,126.3	$(14,159.6)	$13,444.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2014
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(129.2)	$500.8	$1,097.1	$—	$1,468.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.8)	(112.5)	(672.2)	—	(786.5)
Broadband network expansion funded by stimulus grants	—	(0.3)	(13.0)	—	(13.3)
Changes in restricted cash	3.0	—	—	—	3.0
Grant funds received for broadband stimulus projects	33.2	—	—	—	33.2
Grant funds received from Connect America Fund	—	9.4	16.6	—	26.0
Network expansion funded by Connect America Fund	—	(1.3)	(11.5)	—	(12.8)
Acquisition of a business	(22.6)	—	—	—	(22.6)
Other, net	—	—	3.9	—	3.9
Net cash provided from (used in) investing activities	11.8	(104.7)	(676.2)	—	(769.1)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(603.6)	—	—	—	(603.6)
Repayments of debt and swaps	(1,394.4)	—	(1.0)	—	(1,395.4)
Proceeds of debt issuance	1,315.0	—	—	—	1,315.0
Intercompany transactions, net	795.9	(398.3)	(371.6)	(26.0)	—
Payments under capital lease obligations	—	—	(26.8)	—	(26.8)
Other, net	(9.2)	3.6	(3.6)	—	(9.2)
Net cash provided from (used in) financing activities	103.7	(394.7)	(403.0)	(26.0)	(720.0)
(Decrease) increase in cash and cash equivalents	(13.7)	1.4	17.9	(26.0)	(20.4)
Cash and Cash Equivalents:
Beginning of period	13.7	0.7	33.8	—	48.2
End of period	$—	$2.1	$51.7	$(26.0)	$27.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2013
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(186.2)	$613.9	$1,092.1	$—	$1,519.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.0)	(134.6)	(704.4)	—	(841.0)
Broadband network expansion funded by stimulus grants	—	(4.9)	(31.2)	—	(36.1)
Changes in restricted cash	15.3	—	1.5	—	16.8
Grant funds received for broadband stimulus projects	68.0	—	—	—	68.0
Grant funds received from Connect America Fund	—	21.9	38.8	—	60.7
Disposition of software business	—	—	30.0	—	30.0
Other, net	—	—	(6.0)	—	(6.0)
Net cash provided from (used in) investing activities	81.3	(117.6)	(671.3)	—	(707.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	—	—	—	(444.6)
Distributions to Windstream Holdings, Inc.	(149.4)	—	—	—	(149.4)
Repayments of debt and swaps	(4,500.9)	—	(660.1)	—	(5,161.0)
Proceeds of debt issuance	4,919.6	—	—	—	4,919.6
Debt issuance costs	(30.0)	—	—	—	(30.0)
Intercompany transactions, net	273.1	(500.3)	227.2	—	—
Payments under capital lease obligations	—	—	(23.9)	—	(23.9)
Other, net	(6.7)	3.6	(3.6)	—	(6.7)
Net cash provided from (used in) financing activities	61.1	(496.7)	(460.4)	—	(896.0)
Decrease in cash and cash equivalents	(43.8)	(0.4)	(39.6)	—	(83.8)
Cash and Cash Equivalents:
Beginning of period	57.5	1.1	73.4	—	132.0
End of period	$13.7	$0.7	$33.8	$—	$48.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2012
(Millions)	Windstream Corp.	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from operations	$170.4	$475.2	$1,132.0	$—	$1,777.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.7)	(175.5)	(925.0)	—	(1,101.2)
Broadband network expansion funded by stimulus grants	—	(23.4)	(82.0)	—	(105.4)
Changes in restricted cash	(13.2)	—	8.4	—	(4.8)
Grant funds received for broadband stimulus projects	45.7	—	—	—	45.7
Disposition of wireless assets	—	57.0	—	—	57.0
Disposition of energy business	—	—	6.1	—	6.1
Other, net	2.8	—	(1.9)	—	0.9
Net cash provided from (used in) investing activities	34.6	(141.9)	(994.4)	—	(1,101.7)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(588.0)	—	—	—	(588.0)
Repayments of debt and swaps	(1,744.4)	—	(310.1)	—	(2,054.5)
Proceeds of debt issuance	1,910.0	—	—	—	1,910.0
Debt issuance costs	(19.1)	—	—	—	(19.1)
Intercompany transactions, net	177.9	(336.9)	159.0	—	—
Payments under capital lease obligations	—	(0.1)	(19.9)	—	(20.0)
Other, net	0.7	3.6	(3.6)	—	0.7
Net cash used in financing activities	(262.9)	(333.4)	(174.6)	—	(770.9)
Decrease in cash and cash equivalents	(57.9)	(0.1)	(37.0)	—	(95.0)
Cash and Cash Equivalents:
Beginning of period	115.4	1.2	110.4	—	227.0
End of period	$57.5	$1.1	$73.4	$—	$132.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

Debentures and notes, issued by PAETEC Holding Corporation
In connection with the acquisition of PAETEC on November 30, 2011, Windstream Corp. acquired the PAETEC 2018 Notes (“the guaranteed notes”). Windstream Corp. and all former wholly-owned subsidiaries of PAETEC (the “Guarantors”) provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Corp.. The remaining subsidiaries (the “Non-Guarantors”) of Windstream Corp. are not guarantors of these guaranteed notes.

Upon completing an internal legal entity restructuring, as of January 1, 2014, certain of Windstream Corp.’s guarantor and non-guarantor subsidiaries were merged with and into Windstream Corp. Prior period information has been revised to reflect the change in our legal entity structure.

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, condensed consolidating balance sheets as of December 31, 2014 and 2013, and condensed consolidating and combined statements of cash flows for the years ended December 31, 2014, 2013 and 2012 of Windstream Corp., the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Corp. and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,948.6	$3,702.9	$(3.9)	$5,647.6
Product sales	—	—	124.5	57.9	(0.5)	181.9
Total revenues and sales	—	—	2,073.1	3,760.8	(4.4)	5,829.5
Costs and expenses:
Cost of services	—	—	1,245.8	1,476.6	(3.1)	2,719.3
Cost of products sold	—	—	102.6	54.4	(0.4)	156.6
Selling, general and administrative	—	—	541.2	441.1	(0.8)	981.5
Depreciation and amortization	21.9	—	423.3	941.2	—	1,386.4
Merger and integration costs	—	—	—	40.4	—	40.4
Restructuring charges	—	—	12.8	23.1	—	35.9
Total costs and expenses	21.9	—	2,325.7	2,976.8	(4.3)	5,320.1
Operating (loss) income	(21.9)	—	(252.6)	784.0	(0.1)	509.4
Earnings (losses) from consolidated subsidiaries	217.3	(138.6)	0.1	0.6	(79.4)	—
Other (expense) income, net	(0.2)	—	0.2	0.1	—	0.1
Intercompany interest income (expense)	127.2	—	—	(127.2)	—	—
Interest (expense) income	(523.9)	(38.4)	0.3	(9.8)	—	(571.8)
(Loss) income before income taxes	(201.5)	(177.0)	(252.0)	647.7	(79.5)	(62.3)
Income tax (benefit) expense	(163.4)	(16.6)	(91.9)	247.7	—	(24.2)
Net (loss) income	$(38.1)	$(160.4)	$(160.1)	$400.0	$(79.5)	$(38.1)
Comprehensive (loss) income	$(54.5)	$(160.4)	$(160.1)	$400.0	$(79.5)	$(54.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,940.7	$3,841.9	$(7.1)	$5,775.5
Product sales	—	—	140.2	74.5	(2.1)	212.6
Total revenues and sales	—	—	2,080.9	3,916.4	(9.2)	5,988.1
Costs and expenses:
Cost of services	—	—	1,166.1	1,329.2	(3.2)	2,492.1
Cost of products sold	—	—	111.1	75.3	(2.5)	183.9
Selling, general and administrative	—	—	521.5	403.5	(2.1)	922.9
Depreciation and amortization	25.0	—	396.7	919.2	—	1,340.9
Merger and integration costs	—	—	(0.4)	30.6	—	30.2
Restructuring charges	—	—	3.4	5.2	—	8.6
Total costs and expenses	25.0	—	2,198.4	2,763.0	(7.8)	4,978.6
Operating (loss) income	(25.0)	—	(117.5)	1,153.4	(1.4)	1,009.5
Earnings (losses) from consolidated subsidiaries	526.1	(66.5)	0.5	0.7	(460.8)	—
Other income (expense), net	2.1	—	0.9	(15.5)	—	(12.5)
Loss on early extinguishment of debt	(17.2)	(11.3)	—	—	—	(28.5)
Intercompany interest income (expense)	134.5	—	—	(134.5)	—	—
Interest (expense) income	(584.6)	(40.9)	0.2	(2.4)	—	(627.7)
Income (loss) from continuing operations before income taxes	35.9	(118.7)	(115.9)	1,001.7	(462.2)	340.8
Income tax (benefit) expense	(205.4)	(19.3)	(36.9)	366.8	0.3	105.5
Income (loss) from continuing operations	241.3	(99.4)	(79.0)	634.9	(462.5)	235.3
Discontinued operations	—	—	6.0	—	—	6.0
Net income (loss)	$241.3	$(99.4)	$(73.0)	$634.9	$(462.5)	$241.3
Comprehensive income (loss)	$263.4	$(99.4)	$(73.0)	$634.9	$(462.5)	$263.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2012
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$1,977.7	$3,938.6	$(8.0)	$5,908.3
Product sales	—	—	120.2	111.0	—	231.2
Total revenues and sales	—	—	2,097.9	4,049.6	(8.0)	6,139.5
Costs and expenses:
Cost of services	—	—	1,162.4	1,533.4	(3.6)	2,692.2
Cost of products sold	—	—	99.9	106.7	—	206.6
Selling, general and administrative	—	—	473.0	495.3	(1.0)	967.3
Depreciation and amortization	28.8	—	370.9	897.2	—	1,296.9
Merger and integration costs	—	—	0.5	64.9	—	65.4
Restructuring charges	—	—	9.4	17.8	—	27.2
Total costs and expenses	28.8	—	2,116.1	3,115.3	(4.6)	5,255.6
Operating (loss) income	(28.8)	—	(18.2)	934.3	(3.4)	883.9
Earnings (losses) from consolidated subsidiaries	432.0	(2.3)	0.6	(0.3)	(430.0)	—
Other (expense) income, net	(4.4)	—	0.3	8.7	—	4.6
Gain on early extinguishment of debt	—	1.9	—	—	—	1.9
Intercompany interest income (expense)	135.3	—	—	(135.3)	—	—
Interest (expense) income	(540.9)	(84.2)	(1.2)	1.2	—	(625.1)
(Loss) income from continuing operations before income taxes	(6.8)	(84.6)	(18.5)	808.6	(433.4)	265.3
Income tax (benefit) expense	(174.8)	(30.8)	(7.7)	312.8	(1.3)	98.2
Income (loss) from continuing operations	168.0	(53.8)	(10.8)	495.8	(432.1)	167.1
Discontinued operations	—	—	0.9	—	—	0.9
Net income (loss)	$168.0	$(53.8)	$(9.9)	$495.8	$(432.1)	$168.0
Comprehensive income (loss)	$172.5	$(53.8)	$(9.9)	$495.8	$(432.1)	$172.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$4.6	$49.2	$(26.0)	$27.8
Restricted cash	6.7	—	—	—	—	6.7
Accounts receivable (less allowance for doubtful accounts of $43.4)	—	—	286.1	350.5	(1.1)	635.5
Affiliates receivable, net	—	346.6	—	4,187.7	(4,534.3)	—
Inventories	—	—	19.4	44.3	—	63.7
Deferred income taxes	67.4	—	—	76.5	(38.5)	105.4
Prepaid expenses and other	35.5	—	30.9	96.5	1.7	164.6
Total current assets	109.6	346.6	341.0	4,804.7	(4,598.2)	1,003.7
Investments in consolidated subsidiaries	10,001.3	—	0.9	—	(10,002.2)	—
Goodwill	1,649.5	643.8	—	2,059.5	—	4,352.8
Other intangibles, net	590.7	—	413.6	759.7	—	1,764.0
Net property, plant and equipment	9.8	—	697.1	4,705.4	—	5,412.3
Deferred income taxes	—	219.0	63.7	—	(282.7)	—
Other assets	104.2	—	16.8	59.6	—	180.6
Total Assets	$12,465.1	$1,209.4	$1,533.1	$12,388.9	$(14,883.1)	$12,713.4
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$717.4	$—	$—	$0.1	$—	$717.5
Current portion of interest rate swaps	28.5	—	—	—	—	28.5
Accounts payable	2.1	—	101.9	299.3	—	403.3
Affiliates payable, net	3,277.0	—	1,430.4	—	(4,555.0)	152.4
Advance payments and customer deposits	—	—	78.5	136.2	—	214.7
Accrued taxes	0.2	—	25.2	69.4	0.4	95.2
Accrued interest	94.3	3.7	1.8	2.7	—	102.5
Other current liabilities	32.3	4.9	83.0	248.3	(39.6)	328.9
Total current liabilities	4,151.8	8.6	1,720.8	756.0	(4,594.2)	2,043.0
Long-term debt	7,363.4	469.4	—	101.4	—	7,934.2
Deferred income taxes	658.6	—	—	1,502.7	(282.7)	1,878.6
Accumulated losses in excess of investments in consolidated subsidiaries	—	210.4	—	—	(210.4)	—
Other liabilities	66.5	1.7	53.0	511.6	—	632.8
Total liabilities	12,240.3	690.1	1,773.8	2,871.7	(5,087.3)	12,488.6
Commitments and Contingencies (See Note 12)
Shareholders’ Equity:
Common stock	—	—	—	67.7	(67.7)	—
Additional paid-in capital	212.7	842.0	0.7	6,017.1	(6,859.8)	212.7
Accumulated other comprehensive income	12.1	—	—	20.5	(20.5)	12.1
Accumulated (deficit) retained earnings	—	(322.7)	(241.4)	3,411.9	(2,847.8)	—
Total shareholders’ equity	224.8	519.3	(240.7)	9,517.2	(9,795.8)	224.8
Total Liabilities and Shareholders’ Equity	$12,465.1	$1,209.4	$1,533.1	$12,388.9	$(14,883.1)	$12,713.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$13.7	$—	$7.8	$26.7	$—	$48.2
Restricted cash	9.7	—	—	—	—	9.7
Accounts receivable (less allowance for doubtful accounts of $40.0)	—	—	251.0	384.5	(0.2)	635.3
Affiliates receivable, net	—	374.3	—	3,670.4	(4,044.7)	—
Inventories	—	—	10.6	57.1	—	67.7
Deferred income taxes	202.1	—	—	76.5	(37.1)	241.5
Prepaid expenses and other	35.3	0.1	29.9	116.0	1.1	182.4
Total current assets	260.8	374.4	299.3	4,331.2	(4,080.9)	1,184.8
Investments in consolidated subsidiaries	9,997.5	—	0.8	—	(9,998.3)	—
Goodwill	1,649.5	643.8	—	2,038.1	—	4,331.4
Other intangibles, net	645.0	—	533.6	841.5	—	2,020.1
Net property, plant and equipment	10.2	—	799.3	4,893.1	—	5,702.6
Deferred income taxes	—	219.0	31.0	—	(250.0)	—
Other assets	120.3	—	16.2	69.2	—	205.7
Total Assets	$12,683.3	$1,237.2	$1,680.2	$12,173.1	$(14,329.2)	$13,444.6
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$84.9	$—	$—	$0.1	$—	$85.0
Current portion of interest rate swaps	30.0	—	—	—	—	30.0
Accounts payable	5.0	—	85.9	295.0	—	385.9
Affiliates payable, net	2,758.9	—	1,431.7	—	(4,039.9)	150.7
Advance payments and customer deposits	—	—	77.7	145.8	—	223.5
Accrued taxes	0.2	—	24.5	79.3	0.3	104.3
Accrued interest	95.4	3.7	2.3	2.1	—	103.5
Other current liabilities	38.1	4.0	87.1	270.5	(37.3)	362.4
Total current liabilities	3,012.5	7.7	1,709.2	792.8	(4,076.9)	1,445.3
Long-term debt	8,044.9	475.8	—	101.5	—	8,622.2
Deferred income taxes	724.7	—	—	1,563.6	(250.0)	2,038.3
Accumulated losses in excess of investments in consolidated subsidiaries	—	71.8	—	—	(71.8)	—
Other liabilities	60.7	2.3	51.6	383.7	—	498.3
Total liabilities	11,842.8	557.6	1,760.8	2,841.6	(4,398.7)	12,604.1
Commitments and Contingencies (See Note 12)
Shareholders’ Equity:
Common stock	—	—	—	67.7	(67.7)	—
Additional paid-in capital	812.0	842.0	—	5,865.0	(6,707.0)	812.0
Accumulated other comprehensive income	28.5	—	—	32.4	(32.4)	28.5
Accumulated (deficit) retained earnings	—	(162.4)	(80.6)	3,366.4	(3,123.4)	—
Total shareholders’ equity	840.5	679.6	(80.6)	9,331.5	(9,930.5)	840.5
Total Liabilities and Shareholders’ Equity	$12,683.3	$1,237.2	$1,680.2	$12,173.1	$(14,329.2)	$13,444.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2014
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(129.2)	$(27.7)	$211.6	$1,414.8	$(0.8)	$1,468.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.8)	—	(177.3)	(607.4)	—	(786.5)
Broadband network expansion funded by stimulus grants	—	—	—	(13.3)	—	(13.3)
Changes in restricted cash	3.0	—	—	—	—	3.0
Grant funds received for broadband stimulus projects	33.2	—	—	—	—	33.2
Grant funds received from Connect America Fund	—	—	—	26.0	—	26.0
Network expansion funded by Connect America Fund	—	—	—	(12.8)	—	(12.8)
Acquisition of a business	(22.6)	—	—	—	—	(22.6)
Other, net	—	—	—	3.9	—	3.9
Net cash provided from (used in) investing activities	11.8	—	(177.3)	(603.6)	—	(769.1)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(603.6)	—	—	—	—	(603.6)
Repayments of debt and swaps	(1,394.4)	—	—	(1.0)	—	(1,395.4)
Proceeds of debt issuance	1,315.0	—	—	—	—	1,315.0
Intercompany transactions, net	795.9	27.7	(30.5)	(767.9)	(25.2)	—
Payments under capital lease obligations	—	—	(7.0)	(19.8)	—	(26.8)
Other, net	(9.2)	—	—	—	—	(9.2)
Net cash provided from (used in) financing activities	103.7	27.7	(37.5)	(788.7)	(25.2)	(720.0)
(Decrease) increase in cash and cash equivalents	(13.7)	—	(3.2)	22.5	(26.0)	(20.4)
Cash and Cash Equivalents:
Beginning of period	13.7	—	7.8	26.7	—	48.2
End of period	$—	$—	$4.6	$49.2	$(26.0)	$27.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2013
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(186.2)	$(56.0)	$253.9	$1,510.5	$(2.4)	$1,519.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.0)	—	(161.4)	(677.6)	—	(841.0)
Broadband network expansion funded by stimulus grants	—	—	—	(36.1)	—	(36.1)
Changes in restricted cash	15.3	—	1.5	—	—	16.8
Grant funds received for broadband stimulus projects	68.0	—	—	—	—	68.0
Grant funds received from Connect America Fund	—	—	—	60.7	—	60.7
Disposition of software business	—	—	30.0	—	—	30.0
Other, net	—	—	—	(6.0)	—	(6.0)
Net cash provided from (used in) investing activities	81.3	—	(129.9)	(659.0)	—	(707.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	—	—	—	—	(444.6)
Distributions to Windstream Holdings, Inc.	(149.4)	—	—	—	—	(149.4)
Repayments of debt and swaps	(4,500.9)	(650.0)	—	(10.1)	—	(5,161.0)
Proceeds of debt issuance	4,919.6	—	—	—	—	4,919.6
Debt issuance costs	(30.0)	—	—	—	—	(30.0)
Intercompany transactions, net	273.1	706.0	(127.8)	(853.7)	2.4	—
Payments under capital lease obligations	—	—	(14.9)	(9.0)	—	(23.9)
Other, net	(6.7)	—	—	—	—	(6.7)
Net cash provided from (used in) financing activities	61.1	56.0	(142.7)	(872.8)	2.4	(896.0)
Decrease in cash and cash equivalents	(43.8)	—	(18.7)	(21.3)	—	(83.8)
Cash and Cash Equivalents:
Beginning of period	57.5	—	26.5	48.0	—	132.0
End of period	$13.7	$—	$7.8	$26.7	$—	$48.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2012
(Millions)	Windstream Corp.	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from (used in) operations	$170.4	$(101.6)	$281.3	$1,429.1	$(1.6)	$1,777.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.7)	—	(208.6)	(891.9)	—	(1,101.2)
Broadband network expansion funded by stimulus grants	—	—	—	(105.4)	—	(105.4)
Changes in restricted cash	(13.2)	—	8.4	—	—	(4.8)
Grant funds received for broadband stimulus projects	45.7	—	—	—	—	45.7
Disposition of wireless assets	—	—	—	57.0	—	57.0
Disposition of energy business	—	—	6.1	—	—	6.1
Other, net	2.8	—	(1.8)	(0.1)	—	0.9
Net cash provided from (used in) investing activities	34.6	—	(195.9)	(940.4)	—	(1,101.7)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(588.0)	—	—	—	—	(588.0)
Repayments of debt and swaps	(1,744.4)	(300.0)	—	(10.1)	—	(2,054.5)
Proceeds of debt issuance	1,910.0	—	—	—	—	1,910.0
Debt issuance costs	(19.1)	—	—	—	—	(19.1)
Intercompany transactions, net	177.9	401.6	(103.2)	(477.9)	1.6	—
Payments under capital lease obligations	—	—	(19.2)	(0.8)	—	(20.0)
Other, net	0.7	—	—	—	—	0.7
Net cash (used in) provided from financing activities	(262.9)	101.6	(122.4)	(488.8)	1.6	(770.9)
Decrease in cash and cash equivalents	(57.9)	—	(37.0)	(0.1)	—	(95.0)
Cash and Cash Equivalents:
Beginning of period	115.4	—	63.5	48.1	—	227.0
End of period	$57.5	$—	$26.5	$48.0	$—	$132.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Discontinued Operations:

On December 5, 2013, we completed the sale of Pinnacle, a software business acquired as part of the PAETEC acquisition, for $30.0 million in cash. Pinnacle provided comprehensive solutions for supporting the full lifecycle of information technology and telecommunications services. On June 15, 2012, we completed for $6.1 million in cash the sale of the energy business also acquired as part of the PAETEC acquisition. This business operated as a competitive energy supplier and sold electricity to business and residential customers in certain geographic regions in the state of New York. There was no gain or loss realized on the sale of the energy business.

The following table summarizes the results of the software and energy businesses which have been separately presented as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31:

(Millions)	2013	2012
Revenues and sales	$16.9	$29.7
Operating income from discontinued operations	1.4	3.1
Gain on sale of discontinued operations	14.4	—
Income before tax from discontinued operations	15.8	3.1
Income tax expense	9.8	2.2
Net income from discontinued operations	$6.0	$0.9

15. Quarterly Financial Information – (Unaudited):

	For the Year Ended December 31, 2014
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,829.5	$1,443.1	$1,455.5	$1,466.0	$1,464.9
Operating income	$507.1	$20.5	$151.6	$167.2	$167.8
Net (loss) income	$(39.5)	$(77.5)	$8.0	$14.0	$16.0
Basic and diluted (loss) earnings per share: (a)
Net (loss) income	($.07)	($.13)	$.01	$.02	$.02

	For the Year Ended December 31, 2013
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,988.1	$1,491.4	$1,498.5	$1,501.7	$1,496.5
Operating income	$1,009.0	$326.5	$219.6	$227.0	$235.9
Net income	$241.0	$118.4	$30.6	$39.7	$52.3
Basic and diluted earnings per share: (a)
Net income	$.40	$.20	$.05	$.06	$.09

(a)
Quarterly (loss) earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters compared to the weighted-average common shares for the year.

Significant events affecting our historical operating trends in the quarterly periods were as follows:

•
As discussed in Note 7, we recognize actuarial gains and losses for pension benefits as a component of net periodic benefit (income) expense in the fourth quarter of each year, unless an earlier measurement date is required. Results of operations for the fourth quarter of 2014 and 2013 include pretax actuarial losses and (gains) related to pension benefits of $128.6 million and $(110.4) million or an after-tax charge (benefit) of $79.1 million and $(71.1) million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Pending Transaction - Proposed Spin-off of Certain Network and Real Estate Assets:

On July 29, 2014, we announced plans to spin off certain telecommunications network assets, including our fiber and copper networks and other real estate, into Communications Sales & Leasing, Inc. (“CS&L”), an independent, publicly traded real estate investment trust (“REIT”). We will also contribute substantially all of our consumer competitive local exchange carrier business to the REIT, which will continue to operate this business. The REIT will lease use of the assets to us through an exclusive long-term triple-net lease with an initial term of 15 years at an initial estimated rent payment of $650.0 million per year. The lease is expected to include up to four 5 year renewal options and provide for annual rent escalations of 0.5 percent after the third year of the initial lease term. We will continue to operate and maintain the assets in order to deliver advanced communications and technology services to consumers and businesses. We will also continue to have sole responsibility for meeting our existing regulatory obligations following the creation of the REIT.

Due to various forms of continuing involvement, including Windstream Corp. remaining the legal counterparty to the various easements, permits and pole attachments related to the network assets, we will account for the transaction as a failed sale-leaseback for financial reporting purposes. As a result, the net book value of the network assets transferred to the REIT will continue to be reported in our consolidated balance sheet and will be fully depreciated over the initial lease term of 15 years. We will record a long-term lease obligation equal to the sum of the minimum future annual lease payments over the 15-year lease term discounted to the present value based on Windstream Corp.’s incremental borrowing rate. As annual lease payments are made, a portion of the payment will decrease the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method.

Our board of directors approved a plan to pursue the proposed spin-off following the receipt of a favorable private letter ruling from the Internal Revenue Service relating to certain tax matters regarding the tax-free nature of the spin-off and the qualification of the spun off assets as real property for REIT purposes.

As part of this proposed transaction, shareholders will retain their existing Windstream Holdings shares. The spin-off will be completed through a pro rata distribution of no less than 80.1 percent of the outstanding shares of the REIT to existing Windstream Holdings shareholders. After giving effect to the interest in the REIT retained by Windstream, each Windstream Holdings shareholder is expected to receive one share of the REIT for every five shares of Windstream Holdings common stock held as of the record date in the form of a tax-free dividend. We anticipate the REIT will raise approximately $3.65 billion in new debt, the proceeds of which will be used to fund a cash payment to Windstream, the amount of which we expect to be approximately $1.2 billion, and to complete a tax-free debt exchange of existing Windstream Corp. debt obligations of approximately $2.35 billion. Net of estimated transaction costs and financing fees, we expect to reduce Windstream Corp.’s total outstanding long-term debt by approximately $3.4 billion through completion of the debt exchange and receipt of the cash payment from the REIT. At the time of the spin-off, Windstream will retain a passive ownership interest in up to 19.9 percent of the common stock of the REIT. Windstream intends to use all of its shares of the REIT opportunistically during a twelve month period following the spin-off, subject to market conditions, to retire additional Windstream Corp. debt. We do not expect any significant operational changes as a result of the transaction.

On January 21, 2015, we announced that we have received all regulatory approvals from state public service commissions required to consummate the transaction. In anticipation of the spin-off, we intend to reorganize certain of our subsidiaries, including Windstream Corp., into limited liability companies and take certain other steps to facilitate the proposed transaction. At a special meeting held on February 20, 2015, Windstream shareholders approved proposals to eliminate the requirement to conduct a shareholder vote to effect the reorganization of Windstream Corp. to a limited liability company and to effect a reclassification (reverse stock split) of Windstream Holdings common stock, whereby (i) each outstanding six (6) shares of common stock would be combined into and become one (1) share of common stock and (ii) to decrease the number of authorized shares of common stock proportionately from 1.0 billion shares to 166,666,667 shares following the spin-off.

We anticipate that the spin-off will occur in the first half of 2015. On or before March 1, 2015, we intend to convert Windstream Corp. to Windstream Services, LLC. We plan to maintain our current dividend practice through the close of the transaction. If the closing date of the spin-off is not on the record date of Windstream’s normal quarterly dividend, we intend to pay a pro rata dividend to our shareholders based on the number of days elapsed in the quarter. Following the close of the spin-off transaction and the effects of the 1-for-6 reverse stock split, Windstream expects to pay an annual dividend of $.60 per share and CS&L initially expects to pay an annual dividend of $2.40 per share.

Completion of the proposed spin-off is contingent on the effectiveness of CS&L’s Form 10 registration statement, final approval from our board of directors, execution of all definitive agreements, and satisfaction of other customary conditions. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change the terms of the spin-off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

17. Subsequent Events:

On February 11, 2015, we declared a dividend of 25 cents per share on our common stock, which is payable on April 15, 2015 to shareholders of record on March 31, 2015.