Form 10-Q
period 2015-03-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2015-05-07
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Commission File Number	I.R.S. Employer Identification No.

Windstream Holdings, Inc.	Delaware	001-32422	46-2847717
Windstream Services, LLC	Delaware	001-36093	20-0792300

4001 Rodney Parham Road
Little Rock, Arkansas		72212
(Address of principal executive offices)		(Zip Code)

	(501) 748-7000
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Windstream Holdings, Inc.	☒ YES ☐ NO
Windstream Services, LLC	☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Windstream Holdings, Inc.	☒ YES ☐ NO
Windstream Services, LLC	☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Windstream Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☐
Windstream Services, LLC	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Windstream Holdings, Inc.	☐ YES ☒ NO
Windstream Services, LLC	☐ YES ☒ NO

As of April 30, 2015, 100,825,009 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Windstream Holdings, Inc. and Windstream Services, LLC. Windstream Services, LLC is a direct, wholly-owned subsidiary of Windstream Holdings, Inc. Accordingly, Windstream Services, LLC meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, the use of the terms “Windstream,” “we,” “us” or “our” shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Services, LLC, and the term “Windstream Services” shall refer to Windstream Services, LLC and its subsidiaries.

The Exhibit Index is located on page 70.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2015	2014
Revenues and sales:
Service revenues:
Enterprise and small business	$740.9	$748.1
Consumer	312.2	313.0
Carrier	176.5	189.8
Wholesale	98.3	113.8
Other	53.9	55.0
Total service revenues	1,381.8	1,419.7
Product sales	36.8	45.2
Total revenues and sales	1,418.6	1,464.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	680.0	657.9
Cost of products sold	31.9	41.1
Selling, general and administrative	225.0	238.9
Depreciation and amortization	340.7	338.9
Merger and integration costs	14.1	7.9
Restructuring charges	7.0	12.4
Total costs and expenses	1,298.7	1,297.1
Operating income	119.9	167.8
Other (expense) income, net	(1.2)	0.9
Interest expense	(141.1)	(141.9)
(Loss) income before income taxes	(22.4)	26.8
Income tax (benefit) expense	(27.7)	10.8
Net income	$5.3	$16.0
Basic and diluted earnings per share:
Net income	$.05	$.15

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2015	2014
Net income	$5.3	$16.0
Other comprehensive (loss) income:
Interest rate swaps:
Changes in designated interest rate swaps	(8.6)	(6.9)
Amortization of unrealized losses on de-designated interest rate swaps	3.4	4.2
Income tax benefit	2.0	1.0
Unrealized holding loss on interest rate swaps	(3.2)	(1.7)
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	—	(0.8)
Plan curtailment	—	(9.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.2	—
Amortization of prior service credits	(1.3)	(1.7)
Income tax benefit	0.2	4.5
Change in postretirement and pension plans	(0.9)	(7.5)
Other comprehensive loss	(4.1)	(9.2)
Comprehensive income	$1.2	$6.8

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$74.0	$27.8
Restricted cash	7.1	6.7
Accounts receivable (less allowance for doubtful
accounts of $42.3 and $43.4, respectively)	658.5	635.5
Inventories	63.0	63.7
Deferred income taxes	91.7	105.4
Prepaid expenses and other	171.6	164.6
Total current assets	1,065.9	1,003.7
Goodwill	4,352.8	4,352.8
Other intangibles, net	1,710.5	1,764.0
Net property, plant and equipment	5,315.0	5,412.3
Other assets	174.9	180.6
Total Assets	$12,619.1	$12,713.4
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$92.5	$717.5
Current portion of interest rate swaps	28.5	28.5
Accounts payable	332.0	403.3
Advance payments and customer deposits	214.5	214.7
Accrued dividends	151.7	152.4
Accrued taxes	84.3	95.2
Accrued interest	170.4	102.5
Other current liabilities	282.4	328.9
Total current liabilities	1,356.3	2,043.0
Long-term debt	8,728.1	7,934.2
Deferred income taxes	1,828.8	1,878.6
Other liabilities	610.9	632.8
Total liabilities	12,524.1	12,488.6
Commitments and Contingencies (See Note 6)
Shareholders’ Equity:
Common stock, $.0001 par value, 166.7 shares authorized,
100.8 and 100.5 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	86.9	212.6
Accumulated other comprehensive income	8.0	12.1
Retained earnings	—	—
Total shareholders’ equity	95.0	224.8
Total Liabilities and Shareholders’ Equity	$12,619.1	$12,713.4

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2015	2014
Cash Provided from Operations:
Net income	$5.3	$16.0
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	340.7	338.9
Provision for doubtful accounts	10.3	12.3
Share-based compensation expense	14.8	13.7
Deferred income taxes	(33.8)	9.3
Amortization of unrealized losses on de-designated interest rate swaps	3.4	4.2
Plan curtailment and other, net	6.9	(4.9)
Changes in operating assets and liabilities, net
Accounts receivable	(33.3)	(9.7)
Prepaid income taxes	7.8	5.6
Prepaid expenses and other	(24.8)	(20.1)
Accounts payable	(64.2)	(46.1)
Accrued interest	67.4	66.0
Accrued taxes	(10.9)	(15.2)
Other current liabilities	(43.2)	(32.4)
Other liabilities	(2.6)	(3.3)
Other, net	—	(14.5)
Net cash provided from operations	243.8	319.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(189.3)	(153.0)
Broadband network expansion funded by stimulus grants	—	(7.1)
Changes in restricted cash	(0.4)	(0.9)
Grant funds received for broadband stimulus projects	7.4	11.4
Grant funds received from Connect America Fund - Phase I	—	26.0
Network expansion funded by Connect America Fund - Phase I	(8.3)	—
Other, net	(2.1)	—
Net cash used in investing activities	(192.7)	(123.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(151.5)	(150.2)
Repayments of debt and swaps	(325.4)	(331.6)
Proceeds of debt issuance	490.0	325.0
Payments under capital lease obligations	(11.2)	(7.8)
Other, net	(6.8)	(9.8)
Net cash used in financing activities	(4.9)	(174.4)
Increase in cash and cash equivalents	46.2	21.8
Cash and Cash Equivalents:
Beginning of period	27.8	48.2
End of period	$74.0	$70.0
Supplemental Cash Flow Disclosures:
Interest paid	$74.7	$74.7
Income taxes refunded, net	$(1.2)	$(1.0)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2014	$212.7	$12.1	$—	$224.8
Net income	—	—	5.3	5.3
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(0.9)	—	(0.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	2.0	—	2.0
Changes in designated interest rate swaps	—	(5.2)	—	(5.2)
Comprehensive (loss) income	—	(4.1)	5.3	1.2
Share-based compensation expense (See Note 8)	5.0	—	—	5.0
Stock issued to employee savings plan (See Note 7)	21.6	—	—	21.6
Taxes withheld on vested restricted stock and other	(7.1)	—	—	(7.1)
Dividends of $1.50 per share declared to shareholders	(145.2)	—	(5.3)	(150.5)
Balance at March 31, 2015	$87.0	$8.0	$—	$95.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2015	2014
Revenues and sales:
Service revenues:
Enterprise and small business	$740.9	$748.1
Consumer	312.2	313.0
Carrier	176.5	189.8
Wholesale	98.3	113.8
Other	53.9	55.0
Total service revenues	1,381.8	1,419.7
Product sales	36.8	45.2
Total revenues and sales	1,418.6	1,464.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	680.0	657.9
Cost of products sold	31.9	41.1
Selling, general and administrative	224.4	238.4
Depreciation and amortization	340.7	338.9
Merger and integration costs	14.1	7.4
Restructuring charges	7.0	12.9
Total costs and expenses	1,298.1	1,296.6
Operating income	120.5	168.3
Other (expense) income, net	(1.2)	0.9
Interest expense	(141.1)	(141.9)
(Loss) income before income taxes	(21.8)	27.3
Income tax (benefit) expense	(27.4)	11.0
Net income	$5.6	$16.3

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2015	2014
Net income	$5.6	$16.3
Other comprehensive (loss) income:
Interest rate swaps:
Changes in designated interest rate swaps	(8.6)	(6.9)
Amortization of unrealized losses on de-designated interest rate swaps	3.4	4.2
Income tax benefit	2.0	1.0
Unrealized holding loss on interest rate swaps	(3.2)	(1.7)
Postretirement and pension plans:
Change in net actuarial gain for postretirement plan	—	(0.8)
Plan curtailment	—	(9.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.2	—
Amortization of prior service credits	(1.3)	(1.7)
Income tax benefit	0.2	4.5
Change in postretirement and pension plans	(0.9)	(7.5)
Other comprehensive loss	(4.1)	(9.2)
Comprehensive income	$1.5	$7.1

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except number of shares)	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$74.0	$27.8
Restricted cash	7.1	6.7
Accounts receivable (less allowance for doubtful
accounts of $42.3 and $43.4, respectively)	658.5	635.5
Inventories	63.0	63.7
Deferred income taxes	91.7	105.4
Prepaid expenses and other	171.6	164.6
Total current assets	1,065.9	1,003.7
Goodwill	4,352.8	4,352.8
Other intangibles, net	1,710.5	1,764.0
Net property, plant and equipment	5,315.0	5,412.3
Other assets	174.9	180.6
Total Assets	$12,619.1	$12,713.4
Liabilities and Member Equity
Current Liabilities:
Current maturities of long-term debt	$92.5	$717.5
Current portion of interest rate swaps	28.5	28.5
Accounts payable	332.0	403.3
Advance payments and customer deposits	214.5	214.7
Payable to Windstream Holdings, Inc.	151.7	152.4
Accrued taxes	84.3	95.2
Accrued interest	170.4	102.5
Other current liabilities	282.4	328.9
Total current liabilities	1,356.3	2,043.0
Long-term debt	8,728.1	7,934.2
Deferred income taxes	1,828.8	1,878.6
Other liabilities	610.9	632.8
Total liabilities	12,524.1	12,488.6
Commitments and Contingencies (See Note 6)
Member Equity:
Additional paid-in capital	87.0	212.7
Accumulated other comprehensive income	8.0	12.1
Retained earnings	—	—
Total member equity	95.0	224.8
Total Liabilities and Member Equity	$12,619.1	$12,713.4

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2015	2014
Cash Provided from Operations:
Net income	$5.6	$16.3
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	340.7	338.9
Provision for doubtful accounts	10.3	12.3
Share-based compensation expense	14.8	13.7
Deferred income taxes	(33.8)	9.3
Amortization of unrealized losses on de-designated interest rate swaps	3.4	4.2
Plan curtailment and other, net	6.9	(4.9)
Changes in operating assets and liabilities, net
Accounts receivable	(33.3)	(9.7)
Prepaid income taxes	7.8	5.6
Prepaid expenses and other	(24.8)	(20.1)
Accounts payable	(64.2)	(46.1)
Accrued interest	67.4	66.0
Accrued taxes	(10.9)	(15.0)
Other current liabilities	(43.2)	(32.4)
Other liabilities	(2.6)	(3.3)
Other, net	—	(14.5)
Net cash provided from operations	244.1	320.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(189.3)	(153.0)
Broadband network expansion funded by stimulus grants	—	(7.1)
Changes in restricted cash	(0.4)	(0.9)
Grant funds received for broadband stimulus projects	7.4	11.4
Grant funds received from Connect America Fund - Phase I	—	26.0
Network expansion funded by Connect America Fund - Phase I	(8.3)	—
Other, net	(2.1)	—
Net cash used in investing activities	(192.7)	(123.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(151.8)	(150.7)
Repayments of debt and swaps	(325.4)	(331.6)
Proceeds of debt issuance	490.0	325.0
Payments under capital lease obligations	(11.2)	(7.8)
Other, net	(6.8)	(9.8)
Net cash used in financing activities	(5.2)	(174.9)
Increase in cash and cash equivalents	46.2	21.8
Cash and Cash Equivalents:
Beginning of period	27.8	48.2
End of period	$74.0	$70.0
Supplemental Cash Flow Disclosures:
Interest paid	$74.7	$74.7
Income taxes refunded, net	$(1.2)	$(1.0)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2014	$212.7	$12.1	$—	$224.8
Net income	—	—	5.6	5.6
Other comprehensive (loss) income, net of tax:
Change in postretirement and pension plans	—	(0.9)	—	(0.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	2.0	—	2.0
Changes in designated interest rate swaps	—	(5.2)	—	(5.2)
Comprehensive (loss) income	—	(4.1)	5.6	1.5
Share-based compensation expense (See Note 8)	5.0	—	—	5.0
Stock issued to employee savings plan (See Note 7)	21.6	—	—	21.6
Taxes withheld on vested restricted stock and other	(7.1)	—	—	(7.1)
Distributions payable to Windstream Holdings, Inc.	(145.2)	—	(5.6)	(150.8)
Balance at March 31, 2015	$87.0	$8.0	$—	$95.0

See the accompanying notes to the unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Preparation of Interim Financial Statements:

In these consolidated financial statements, unless the context requires otherwise, the use of the terms “Windstream,” “we,” “us” or “our” shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Services, LLC, and the term “Windstream Services” shall refer to Windstream Services, LLC and its subsidiaries.

Organizational Structure –Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Services, LLC (“Windstream Services”), formerly Windstream Corporation. Windstream Holdings common stock trades on the Nasdaq Global Select Market under the ticker symbol “WIN”. Effective February 28, 2015, Windstream Corporation was converted to a limited liability company (“LLC”). As a result, all issued and outstanding common stock of Windstream Corporation held by Windstream Holdings was converted into a 100 percent interest in Windstream Services. The conversion of Windstream Services to a LLC has been accounted for as a change in reporting entity and accordingly, the historical equity presentation of Windstream Services reflect the effect of the LLC conversion for all periods presented. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

As further discussed in Note 13, on April 24, 2015, we completed the spin-off certain telecommunications network assets, including our fiber and copper networks and other real estate into an independent, publicly traded real estate investment trust (“REIT”). Upon completion of the spin-off, we amended our certificate of incorporation to decrease the number of authorized shares of common stock from 1.0 billion to 166.7 million and enacted a one-for-six reverse stock split with respect to all of our outstanding shares of common stock which became effective on April 26, 2015. All share data of Windstream Holdings presented has been retrospectively adjusted to reflect the effects of the decrease in its authorized shares and the reverse stock split, as appropriate.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2014, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 24, 2015.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Windstream Holdings and its domestic subsidiaries, including Windstream Services, file a consolidated federal income tax return. As such, Windstream Services and its subsidiaries are not separate taxable entities for federal and certain state income tax purposes. In instances when Windstream Services does not file a separate return, income taxes as presented within the accompanying consolidated financial statements attribute current and deferred income taxes of Windstream Holdings to Windstream Services and its subsidiaries in a manner that is systematic, rational and consistent with the asset and liability method. Income tax provisions presented for Windstream Services and its subsidiaries are prepared under the “separate return method.” The separate return method represents a hypothetical computation assuming that the reported revenue and expenses of Windstream Services and its subsidiaries were incurred by separate taxable entities.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses incurred directly by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. Earnings per share data has not been presented for Windstream Services, because that entity has not issued publicly held common stock as defined in accordance with U.S. GAAP. Unless otherwise indicated, the note disclosures included herein pertain to both Windstream Holdings and Windstream Services.

Revision to Prior Period Financial Statements

During the first quarter of 2015, as a result of the recent change in our executive management team, we have begun to reorganize the way in which we will manage our business for purposes of operating decisions and assessing profitability. In undertaking this reorganizational effort, which has yet to be completed, management became aware of and corrected for the immaterial misclassification of certain operating expenses. The previously reported amounts included certain costs related to customer service delivery, customer care and field operations that had been classified as selling, general and administrative expense and should have been reported as cost of services. These revisions did not impact previously reported operating income, net income or comprehensive income.

The following tables present the effect of the revisions to Windstream Holdings’ consolidated statements of operations for the three months ended March 31, 2014 and the annual periods ended December 31, 2014, 2013 and 2012.

	Three Months Ended March 31, 2014			Year Ended December 31, 2014
(Millions)	As Previously Reported	Effect of Revision	As Revised	As Previously Reported	Effect of Revision	As Revised
Cost of services	$644.6	$13.3	$657.9	$2,719.3	$54.0	$2,773.3
Selling, general and administrative	252.2	(13.3)	238.9	983.8	(54.0)	929.8

	Year Ended December 31, 2013			Year Ended December 31, 2012
(Millions)	As Previously Reported	Effect of Revision	As Revised	As Previously Reported	Effect of Revision	As Revised
Cost of services	$2,492.1	$49.1	$2,541.2	$2,692.2	$43.5	$2,735.7
Selling, general and administrative	923.4	(49.1)	874.3	967.3	(43.5)	923.8

The effect of the revisions to Windstream Services’ consolidated statements of operations would be the same for all periods presented. We evaluated the materiality of these revisions and have determined they were not material to any prior period. Upon completion of our reorganizational efforts, we will reassess our segment reporting during the second quarter of 2015.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Recently Issued Authoritative Guidance

Presentation of Debt Issuance Costs – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard outlines a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Debt issuance costs totaling $84.0 million and $87.7 million were included in other assets in our accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively. In connection with the debt-for-debt exchange and redemption of long-term debt further discussed in Note 13, we expect to write off approximately $13.0 million of unamortized debt issuance costs. Upon adoption of ASU 2015-03, the remaining unamortized debt issuance costs will be reflected as a reduction of long-term debt.

Revenue Recognition – In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to all periods presented in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect adjustment in the year of adoption. On April 29, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are in the process of determining the method of adoption and assessing the impact the new standard will have on our consolidated financial statements.

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

As of January 1, 2015, we have three reporting units, excluding corporate level activities. In performing our annual goodwill impairment assessment, we estimated the fair value of each of our three reporting units utilizing both an income approach and a market approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. The market approach included the use of comparable multiples of publicly traded companies operating in businesses similar to ours. We also reconciled the estimated fair value of our reporting units to our total market capitalization.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Goodwill and Other Intangible Assets, Continued:

As of January 1, 2015, based on our assessment performed with respect to our three reporting units as described above, we concluded that goodwill for all of our reporting units was not impaired as of that date, and accordingly, no further analysis was required.

As previously discussed, as a result of recent changes in our executive management team, we have begun to reorganize the way in which we manage our business and will reassess our reporting unit structure during the second quarter of 2015.

Other intangible assets arising from business combinations are initially recorded at estimated fair value and amortized over the estimated useful lives.

Other intangible assets were as follows at:

	March 31, 2015			December 31, 2014
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(254.0)	$1,031.1	$1,285.1	$(243.3)	$1,041.8
Customer lists	1,914.0	(1,249.8)	664.2	1,914.0	(1,203.4)	710.6
Cable franchise rights	39.8	(28.5)	11.3	39.8	(28.2)	11.6
Other (a)	42.0	(38.1)	3.9	37.9	(37.9)	—
Balance	$3,280.9	$(1,570.4)	$1,710.5	$3,276.8	$(1,512.8)	$1,764.0

(a)	During the first quarter of 2015, we acquired for cash non-exclusive licenses to various patents, which are being amortized on a straight-line basis over the estimated useful life of 3 years.

Intangible asset amortization methodology and useful lives were as follows as of March 31, 2015:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum-of-years-digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $57.6 million for the three month period ended March 31, 2015, as compared to $65.6 million for the same period in 2014. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the twelve month periods ended March 31:

Year	(Millions)
2016	$215.2
2017	187.1
2018	159.1
2019	131.3
2020	106.2
Thereafter	911.6
Total	$1,710.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Lease Obligations:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	March 31, 2015	December 31, 2014
Issued by Windstream Services:
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016 (a)	$333.5	$344.3
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017 (a)	247.5	255.0
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020 (a)	1,314.7	1,318.1
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	582.6	584.1
Senior secured credit facility, Revolving line of credit – variable rates, due December 17, 2015 (b)	820.0	625.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018 (c)	400.0	400.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	950.0	950.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	700.0
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022 (d)	1.9	1.9
Debentures and notes, without collateral:
PAETEC 2018 Notes – 9.875%, due December 1, 2018 (c)	450.0	450.0
Premium on long-term debt, net	20.4	23.3
	8,820.6	8,651.7
Less current maturities	(92.5)	(717.5)
Total long-term debt	$8,728.1	$7,934.2

(a)	Subsequent to March 31, 2015, the debt obligation was retired in connection with completion of the debt-for-debt exchange (see Note 13).

(b)
On April 24, 2015, Windstream Services amended the revolving line of credit and extended its maturity to April 24, 2020. In connection with the debt-for-debt exchange, Windstream Services retired $752.2 million of borrowings outstanding under the revolving line of credit. Immediately following the completion of the spin-off, Windstream Services had borrowings outstanding under the amended revolving line of credit of approximately $277.8 million (see Note 13).

(c)	On April, 24, 2015, Windstream Services called for the redemption of these notes on May 27, 2015 (see Note 13).

(d)	Note was repaid on April 24, 2015 utilizing available borrowings under the amended revolving line of credit.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Lease Obligations, Continued:

Senior Secured Credit Facility

Revolving Line of Credit - During the first three months of 2015, Windstream Services borrowed $490.0 million under the revolving line of credit in its senior secured credit facility and repaid $295.0 million of these borrowings through March 31, 2015. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $20.8 million, the amount available for borrowing under the revolving line of credit was $409.2 million at March 31, 2015.

During the first quarter of 2015, the variable interest rate on the revolving line of credit ranged from 2.41 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.52 percent during the period. Comparatively, the variable interest rate ranged from 2.41 percent to 4.50 percent during the first three months of 2014, with a weighted average rate on amounts outstanding during the period of 2.53 percent.

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC Holding Corp. (“PAETEC”) include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0. As of March 31, 2015, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more interest in Windstream Services, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of March 31, 2015.

Maturities for long-term debt outstanding as of March 31, 2015, excluding $20.4 million of unamortized net premium, were as follows for each of the twelve month periods ended March 31:

Year	(Millions)
2016	$912.5
2017	339.9
2018	1,306.9
2019	869.5
2020	1,820.1
Thereafter	3,551.3
Total	$8,800.2

Capital Lease Obligations

We lease facilities, equipment and software for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other current liabilities and other liabilities. During the three month periods ended March 31, 2015 and 2014, we acquired assets under capital leases of $4.2 million and $5.1 million, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Lease Obligations, Continued:

Future minimum lease payments under capital lease obligations were as follows for each of the twelve month periods ended March 31:

Year	(Millions)
2016	$31.9
2017	17.0
2018	2.1
2019	0.6
2020	0.6
Thereafter	1.7
Total future payments	53.9
Less: Amounts representing interest	3.8
Present value of minimum lease payments	$50.1

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

Due to various forms of continuing involvement, including Windstream Services’ benefit from the future appreciation of the property, the transaction has been accounted for as a failed contribution-leaseback. Accordingly, the properties continue to be reported as assets of Windstream and depreciated over their remaining useful lives until termination of the lease agreement. We recorded a long-term lease obligation equal to the fair value of the properties at the date of contribution. No gain or loss was recognized on the contribution. As lease payments are made to the Windstream Pension Plan, a portion of the payment will be applied to the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method. At March 31, 2015 and December 31, 2014, the total lease obligation was $81.1 million and $81.0 million, respectively, and was included within other current liabilities and other liabilities in the accompanying consolidated balance sheet.

Future minimum payments during the initial terms of the leases were as follows for each of the twelve month periods ended March 31:

Year	(Millions)
2016	$6.4
2017	6.6
2018	6.8
2019	6.9
2020	7.1
Thereafter	90.2
Total	$124.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Long-term Debt and Lease Obligations, Continued:

Interest Expense

Interest expense was as follows for the three month periods ended March 31:

	Three Months Ended
(Millions)	2015	2014
Interest expense related to long-term debt	$133.6	$134.5
Impact of interest rate swaps	6.6	7.4
Interest on capital and other lease obligations	2.4	1.1
Less capitalized interest expense	(1.5)	(1.1)
Total interest expense	$141.1	$141.9

4. Derivatives:

Windstream Services has entered into the following interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges are recorded as a component of other comprehensive income (loss) in the current period. Any ineffective portion of the hedges is recognized in earnings in the current period.

In 2006, Windstream Services entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. Windstream Services renegotiated the four interest rate swap agreements in December 2010, and again in August 2012, each time lowering the fixed interest rate paid and extending the maturity. As a result of the August 2012 transaction, Windstream Services reduced its fixed interest rate paid from 4.553 percent to 3.391 percent. The fixed interest rate paid includes a component which serves to settle the liability existing on Windstream Services swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate (“LIBOR”). The swaps had a notional value of $900.0 million as of March 31, 2015, which will remain unchanged until maturity on October 17, 2019.

In May 2013, Windstream Services entered into six new pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in its senior secured credit facility. These swaps have a fixed notional value of $750.0 million and mature on June 17, 2016. The fixed rate paid ranges from 1.026 to 1.040 percent plus a fixed spread of 2.750 percent. The variable rate received resets on the seventeenth day of each month to the one-month LIBOR subject to a minimum rate of 0.750 percent.

The current swaps are designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable rate cash flows paid on Windstream Services’ senior secured credit facility, which have varying maturity dates from December 30, 2016 to January 23, 2020. The swaps are hedging probable variable cash flows which extend up to four years beyond the maturity of certain components of the variable rate debt. Consistent with past practice, Windstream Services expects to extend or otherwise replace these components of its debt with variable rate debt.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives, Continued:

All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to the interest rate swap agreements:

(Millions, except for percentages)	March 31, 2015	December 31, 2014
Designated portion, measured at fair value:
Other assets	$—	$0.4
Other current liabilities	$28.5	$28.5
Other non-current liabilities	$54.7	$48.7
Accumulated other comprehensive (loss) income	$(3.7)	$4.9
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(5.5)	$(8.8)
Weighted average fixed rate paid	3.57%	3.57%
Variable rate received	0.17%	0.16%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other (expense) income, net in our consolidated statements of operations. Ineffectiveness recognized on the cash flow hedges was $(2.3) million for the three month period ended March 31, 2015. Comparatively, there was no ineffectiveness recognized for the three month period ended March 31, 2014.

Windstream Services’ original four swaps are off-market swaps, meaning they contain an embedded financing element, which the swap counterparties recover through an incremental charge in the fixed rate over what would be charged for an on-market swap. As such, a portion of the cash payment on the swaps represents the rate that Windstream Services would pay on a hypothetical on- market interest rate swap and is recognized in interest expense. The remaining portion represents the repayment of the embedded financing element and reduces the swap liability.

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps would be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of March 31, 2015. Each counterparty is a bank with a current credit rating at or above A.

Windstream Services expects to recognize losses of $5.0 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements at March 31, 2015. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in the value of these derivative instruments were as follows for the three month periods ended March 31:

(Millions)	2015	2014
Changes in fair value of effective portion, net of tax (a)	$(5.2)	$(4.3)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$2.0	$2.6

(a)	Included as a component of other comprehensive loss and will be reclassified into earnings as the hedged transaction affects earnings.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Derivatives, Continued:

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At March 31, 2015, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2015 and December 31, 2014. As of March 31, 2015, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheet as of that date.

Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014:
Interest rate swaps	$0.4	$0.4	$(0.3)	$—	$0.1

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015:
Interest rate swaps	$83.2	$83.2	$—	$—	$83.2

December 31, 2014:
Interest rate swaps	$77.2	$77.2	$(0.3)	$—	$76.9

As further discussed in Note 13, in conjunction with the spin-off, Windstream Services terminated seven of its interest rate swaps.

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the three month period ended March 31, 2015 requiring these non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of December 31, 2014.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	March 31, 2015	December 31, 2014
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1	$50.1	$—
Derivatives:
Interest rate swap assets - Level 2	$—	$0.4
Interest rate swap liabilities - Level 2	$83.2	$77.2

Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$8,835.9	$8,777.5

(a)
Recognized at carrying value of $8,820.6 million and $8,651.7 million in long-term debt, including current maturities, in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of March 31, 2015 and December 31, 2014, the fair values of the interest rate swaps were reduced by $4.1 million and $3.3 million, respectively, to reflect non-performance risk.

In calculating the fair value of Windstream Services’ long-term debt, the fair value of the debentures and notes was calculated based on quoted market prices of the specific issuances in an active market when available. The fair value of the other debt obligations was estimated based on appropriate market interest rates applied to the debt instruments. In calculating the fair value of the Windstream Holdings of the Midwest, Inc. notes, an appropriate market price of similar instruments in an active market considering credit quality, nonperformance risk and maturity of the instrument was used.

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three month period ended March 31, 2015.

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

The components of pension benefit income (including provision for executive retirement agreements) were as follows for the three month periods ended March 31:

	Three Months Ended
(Millions)	2015	2014
Benefits earned during the period	$2.4	$2.2
Interest cost on benefit obligation	13.4	14.7
Expected return on plan assets	(17.6)	(17.2)
Net periodic benefit income	$(1.8)	$(0.3)

The components of postretirement benefits income were as follows for the three month periods ended March 31:

	Three Months Ended
(Millions)	2015	2014
Interest cost on benefit obligation	$0.3	$0.4
Amortization of net actuarial loss	0.2	—
Amortization of prior service credit	(1.3)	(1.7)
Plan curtailments	—	(9.5)
Net periodic benefit income	$(0.8)	$(10.8)

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

We contributed $0.5 million to the postretirement plan during the three month period ended March 31, 2015, and expect to contribute an additional $1.8 million for postretirement benefits throughout the remainder of 2015, excluding amounts that will be funded by participant contributions to the plan. In 2015, we expect to make in cash employer contributions for pension benefits of $0.8 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement plans. We do not expect to make a contribution to the Windstream Pension Plan during 2015. The amount and timing of future contributions to our qualified pension plan are based on a myriad of factors including investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $5.6 million in the three month period ended March 31, 2015, as compared to $7.2 million for the same period in 2014 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of operations. Expense related to our 2015 matching contribution expected to be made in Windstream stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. Additionally, we contributed 2.7 million shares of our common stock to the plan for the 2014 annual matching contribution during the three month period ended March 31, 2015. At the time of our contribution, the shares had a value of approximately $21.6 million as determined by the plan trustee.

8. Share-Based Compensation Plans:

All share-based compensation award information presented has been retrospectively adjusted to reflect the effects of the one-for-six reverse stock split which became effective on April 26, 2015 and for the spin-off of the REIT completed on April 24, 2015 (see Note 13).

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 35.0 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of March 31, 2015, the Incentive Plan had remaining capacity of approximately 13.3 million awards. As of March 31, 2015, we had additional remaining capacity of approximately 1.5 million awards from a similar equity incentive plan acquired in the PAETEC acquisition.

Our Board of Directors approves grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to these employee and director groups as a key component of their annual incentive compensation plan and one-time grants may include time-based and performance-based awards. Time-based awards generally vest ratably over a service period of two or three years. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor’s 500 Stock Index, over a three-year period. The 2015 operating targets for these performance based restricted stock units were approved by the Board of Directors in February 2015. Due to the pending spin-off, there were no grants of restricted stock and restricted stock units in the three month period ended March 31, 2015. The standard annual grants to employees and directors will be made in the second quarter of 2015.

Restricted stock and restricted stock unit activity for the three month period ended March 31, 2015 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2014	978.0	$8.95
Granted	—	$—
Vested	(354.6)	$9.30
Forfeited	(98.1)	$8.38
Non-vested at March 31, 2015	525.3	$8.81

At March 31, 2015, unrecognized compensation expense totaled $22.6 million and is expected to be recognized over the weighted average vesting period of 1.7 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. Share-based compensation expense for restricted stock and restricted stock units was $5.0 million for the three month period ended March 31, 2015, as compared to $6.5 million for the same period in 2014.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Share-Based Compensation Plans, Continued:

In addition to including amounts related to restricted stock and restricted units, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to certain executive and management incentive compensation plans and the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream stock. A summary of share-based compensation expense was as follows for the three month period ended March 31:

	Three Months Ended
(Millions)	2015	2014
Restricted stock and restricted units	$5.0	$6.5
Employee savings plan (See Note 7)	5.6	7.2
Executive and management incentive compensation plans	4.2	—
Share-based compensation expense	$14.8	$13.7

9. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Our 2011 acquisition of PAETEC and fees related to the spin-off of certain network and real estate assets account for the merger and integration costs incurred for the periods presented.

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

During the first quarter of 2015, we incurred restructuring charges of $3.3 million related to the completion of several small workforce reductions. Additionally, we incurred charges of $3.1 million related to the special shareholder meeting held on February 20, 2015 to approve the one-for-six reverse stock split and the conversion of Windstream Corporation to Windstream Services.

On February 21, 2014, we announced a reduction in our workforce to increase operational efficiency. As a result, we eliminated approximately 400 positions on or before March 3, 2014, with about 175 of the eliminated positions resulting from a voluntary separation initiative. In connection with this workforce reduction, we incurred pre-tax restructuring charges of $12.1 million for the three month period ended March 31, 2014, primarily consisting of severance and other employee benefit costs.

The following is a summary of the merger, integration and restructuring charges recorded for the three month periods ended March 31:

	Three Months Ended
(Millions)	2015	2014
Merger and integration costs:
Information technology conversion costs	$3.5	$7.1
Consulting and other costs	10.6	0.8
Total merger and integration costs	14.1	7.9
Restructuring charges	7.0	12.4
Total merger, integration and restructuring charges	$21.1	$20.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Restructuring Charges, Continued:

After giving consideration to tax benefits on deductible items, merger, integration and restructuring charges decreased net income $13.0 million for the three month period ended March 31, 2015, as compared to $14.0 million for the same period in 2014.

The following is a summary of the activity related to the liabilities associated with merger, integration and restructuring charges at March 31:

(Millions)	2015
Balance, beginning of period	$11.2
Merger, integration and restructuring charges	21.1
Cash outlays during the period	(19.8)
Balance, end of period	$12.5

As of March 31, 2015, unpaid merger, integration and restructuring liabilities consisted of $1.2 million primarily associated with the restructuring initiatives and $11.3 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

10. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	March 31, 2015	December 31, 2014
Pension and postretirement plans	$13.6	$14.5
Unrealized holding (losses) gains on interest rate swaps:
Designated portion	(2.2)	3.1
De-designated portion	(3.4)	(5.5)
Accumulated other comprehensive income	$8.0	$12.1

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	(Losses) Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2014	$(2.4)	$14.5	$12.1
Other comprehensive loss before reclassifications	(5.2)	—	(5.2)
Amounts reclassified from other accumulated comprehensive income (a)	2.0	(0.9)	1.1
Balance at March 31, 2015	$(5.6)	$13.6	$8.0

(a)	See separate table below for details about these reclassifications.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows for the three month periods ended March 31:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended			Affected Line Item in the Consolidated Statements of Income
	2015	2014
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$3.4	$4.2		Interest expense
	3.4	4.2		Income from continuing operations before income taxes
	(1.4)	(1.6)		Income taxes
	2.0	2.6		Net income
Pension and postretirement plans:
Plan curtailments	—	(9.5)	(a)
Amortization of net actuarial loss	0.2	—	(a)
Amortization of prior service credits	(1.3)	(1.7)	(a)
	(1.1)	(11.2)		Income from continuing operations before income taxes
	0.2	4.2		Income taxes
	(0.9)	(7.0)		Net income
Total reclassifications for the period, net of tax	$1.1	$(4.4)		Net income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit income. See Note 7 for additional details.

11. Earnings per Share:

All per share information presented has been retrospectively adjusted to reflect the effects of the one-for-six reverse stock split which became effective on April 26, 2015 (see Note 13).

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Earnings per Share, Continued:

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of March 31, 2015, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Options and warrants granted in conjunction with the acquisition of PAETEC are included in the computation of dilutive earnings per share using the treasury stock method.

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows for the three month periods ended March 31:

	Three Months Ended
(Millions, except per share amounts)	2015	2014
Basic and diluted earnings per share:
Numerator:
Income from continuing operations	$5.3	$16.0
Income from continuing operations allocable to participating securities	(0.7)	(1.3)
Net income attributable to common shares	$4.6	$14.7

Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	100.8	99.6
Weighted average participating securities	(0.9)	(0.6)
Weighted average shares outstanding for basic earnings per share	99.9	99.0
Diluted shares outstanding
Weighted average shares outstanding for basic earnings per share	99.9	99.0
Effect of dilutive stock options	0.1	0.1
Weighted average shares outstanding for diluted earnings per share	100.0	99.1
Basic and diluted earnings per share:
Net income	$.05	$.15

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled 0.1 million shares for both the three month periods ended March 31, 2015 and 2014.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Services, LLC
In connection with the issuance of the 7.875 percent senior notes due November 1, 2017, the 8.125 percent senior notes due September 1, 2018, the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023 and the 6.375 percent senior notes due August 1, 2023 (“the guaranteed notes”), certain of Windstream Services’ wholly-owned subsidiaries (the “Guarantors”), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facility of Windstream Services. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Services. The remaining subsidiaries of Windstream Services (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Following the acquisitions of acquired businesses, the guaranteed notes were amended to include certain subsidiaries of the acquired businesses as guarantors. Windstream Holdings is not a guarantor of any Windstream Services debt instruments.

The following information presents condensed consolidating and combined statements of comprehensive income for the three month periods ended March 31, 2015 and 2014, condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, and condensed consolidating and combined statements of cash flows for the three month periods ended March 31, 2015 and 2014 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$248.1	$1,139.5	$(5.8)	$1,381.8
Product sales	—	9.2	27.6	—	36.8
Total revenues and sales	—	257.3	1,167.1	(5.8)	1,418.6
Costs and expenses:
Cost of services	—	90.5	595.3	(5.8)	680.0
Cost of products sold	—	9.3	22.6	—	31.9
Selling, general and administrative	—	22.1	202.3	—	224.4
Depreciation and amortization	4.9	74.4	261.4	—	340.7
Merger and integration costs	—	—	14.1	—	14.1
Restructuring charges	—	1.2	5.8	—	7.0
Total costs and expenses	4.9	197.5	1,101.5	(5.8)	1,298.1
Operating (loss) income	(4.9)	59.8	65.6	—	120.5
Earnings from consolidated subsidiaries	46.5	15.1	0.6	(62.2)	—
Other (expense) income, net	(1.4)	0.2	—	—	(1.2)
Intercompany interest income (expense)	32.4	(13.1)	(19.3)	—	—
Interest expense	(128.9)	(1.5)	(10.7)	—	(141.1)
(Loss) income before income taxes	(56.3)	60.5	36.2	(62.2)	(21.8)
Income tax (benefit) expense	(61.9)	20.8	13.7	—	(27.4)
Net income	$5.6	$39.7	$22.5	$(62.2)	$5.6
Comprehensive income	$1.5	$39.7	$22.5	$(62.2)	$1.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$259.6	$1,164.3	$(4.2)	$1,419.7
Product sales	—	10.0	35.2	—	45.2
Total revenues and sales	—	269.6	1,199.5	(4.2)	1,464.9
Costs and expenses:
Cost of services	—	88.8	572.3	(3.2)	657.9
Cost of products sold	—	9.5	31.6	—	41.1
Selling, general and administrative	—	22.7	216.7	(1.0)	238.4
Depreciation and amortization	5.6	74.2	259.1	—	338.9
Merger and integration costs	—	—	7.4	—	7.4
Restructuring charges	—	2.2	10.7	—	12.9
Total costs and expenses	5.6	197.4	1,097.8	(4.2)	1,296.6
Operating (loss) income	(5.6)	72.2	101.7	—	168.3
Earnings from consolidated subsidiaries	80.1	12.3	0.6	(93.0)	—
Other income (expense), net	0.5	41.4	(41.0)	—	0.9
Intercompany interest income (expense)	31.6	(13.8)	(17.8)	—	—
Interest expense	(130.7)	(1.5)	(9.7)	—	(141.9)
(Loss) income before income taxes	(24.1)	110.6	33.8	(93.0)	27.3
Income tax (benefit) expense	(40.4)	38.0	13.4	—	11.0
Net income	$16.3	$72.6	$20.4	$(93.0)	$16.3
Comprehensive income	$7.1	$72.6	$20.4	$(93.0)	$7.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of March 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$16.7	$1.0	$56.3	$—	$74.0
Restricted cash	7.1	—	—	—	7.1
Accounts receivable (less allowance for doubtful accounts of $42.3)	—	140.6	517.9	—	658.5
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	1,052.3	1,997.9	(3,050.2)	—
Inventories	—	38.4	24.6	—	63.0
Deferred income taxes	57.6	9.2	24.9	—	91.7
Prepaid expenses and other	28.6	20.0	123.0	—	171.6
Total current assets	110.0	1,266.3	2,744.6	(3,055.0)	1,065.9
Investments in consolidated subsidiaries	10,056.1	980.8	278.5	(11,315.4)	—
Notes receivable - affiliate	—	316.8	—	(316.8)	—
Goodwill	1,649.5	825.6	1,877.7	—	4,352.8
Other intangibles, net	582.6	345.4	782.5	—	1,710.5
Net property, plant and equipment	9.5	1,243.5	4,062.0	—	5,315.0
Other assets	99.6	18.0	57.3	—	174.9
Total Assets	$12,507.3	$4,996.4	$9,802.6	$(14,687.2)	$12,619.1
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$92.4	$—	$0.1	$—	$92.5
Current portion of interest rate swaps	28.5	—	—	—	28.5
Accounts payable	1.1	43.6	287.3	—	332.0
Affiliates payable, net	3,201.9	—	—	(3,050.2)	151.7
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	15.6	198.9	—	214.5
Accrued taxes	0.1	19.9	64.3	—	84.3
Accrued interest	149.5	3.9	17.0	—	170.4
Other current liabilities	38.7	13.8	229.9	—	282.4
Total current liabilities	3,512.2	96.8	802.3	(3,055.0)	1,356.3
Long-term debt	8,158.8	99.6	469.7	—	8,728.1
Notes payable - affiliate	—	—	316.8	(316.8)	—
Deferred income taxes	669.7	409.2	749.9	—	1,828.8
Other liabilities	71.6	46.1	493.2	—	610.9
Total liabilities	12,412.3	651.7	2,831.9	(3,371.8)	12,524.1
Commitments and Contingencies (See Note 6)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	87.0	3,794.9	4,002.0	(7,796.9)	87.0
Accumulated other comprehensive income	8.0	—	13.6	(13.6)	8.0
Retained earnings	—	510.4	2,873.2	(3,383.6)	—
Total equity	95.0	4,344.7	6,970.7	(11,315.4)	95.0
Total Liabilities and Equity	$12,507.3	$4,996.4	$9,802.6	$(14,687.2)	$12,619.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of December 31, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$2.1	$51.7	$(26.0)	$27.8
Restricted cash	6.7	—	—	—	6.7
Accounts receivable (less allowance for doubtful accounts of $43.4)	—	136.5	499.0	—	635.5
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	1,057.7	2,066.9	(3,124.6)	—
Inventories	—	36.9	26.8	—	63.7
Deferred income taxes	67.4	10.5	27.5	—	105.4
Prepaid expenses and other	35.5	20.4	108.7	—	164.6
Total current assets	109.6	1,268.9	2,780.6	(3,155.4)	1,003.7
Investments in consolidated subsidiaries	10,001.3	965.6	255.6	(11,222.5)	—
Notes receivable - affiliate	—	317.7	—	(317.7)	—
Goodwill	1,649.5	825.6	1,877.7	—	4,352.8
Other intangibles, net	590.7	355.2	818.1	—	1,764.0
Net property, plant and equipment	9.8	1,269.4	4,133.1	—	5,412.3
Other assets	104.2	17.1	59.3	—	180.6
Total Assets	$12,465.1	$5,019.5	$9,924.4	$(14,695.6)	$12,713.4
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$717.4	$—	$0.1	$—	$717.5
Current portion of interest rate swaps	28.5	—	—	—	28.5
Accounts payable	2.1	86.9	314.3	—	403.3
Affiliates payable, net	3,277.0	—	—	(3,124.6)	152.4
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	16.6	198.1	—	214.7
Accrued taxes	0.2	23.8	71.2	—	95.2
Accrued interest	94.3	2.1	6.1	—	102.5
Other current liabilities	32.3	18.0	278.6	—	328.9
Total current liabilities	4,151.8	147.4	873.2	(3,129.4)	2,043.0
Long-term debt	7,363.4	99.6	471.2	—	7,934.2
Notes payable - affiliate	—	—	317.7	(317.7)	—
Deferred income taxes	658.6	418.8	801.2	—	1,878.6
Other liabilities	66.5	45.7	520.6	—	632.8
Total liabilities	12,240.3	711.5	2,983.9	(3,447.1)	12,488.6
Commitments and Contingencies (See Note 6)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	212.7	3,794.9	4,002.0	(7,796.9)	212.7
Accumulated other comprehensive income	12.1	—	14.5	(14.5)	12.1
Retained earnings	—	473.7	2,842.1	(3,315.8)	—
Total equity	224.8	4,308.0	6,940.5	(11,248.5)	224.8
Total Liabilities and Equity	$12,465.1	$5,019.5	$9,924.4	$(14,695.6)	$12,713.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from operations	$64.7	$38.1	$141.3	$—	$244.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.3)	(29.5)	(159.5)	—	(189.3)
Changes in restricted cash	(0.4)	—	—	—	(0.4)
Grant funds received for broadband stimulus projects	7.4	—	—	—	7.4
Network expansion funded by Connect America Fund - Phase I	—	(1.4)	(6.9)	—	(8.3)
Other, net	(4.1)	0.1	1.9	—	(2.1)
Net cash provided from (used in) investing activities	2.6	(30.8)	(164.5)	—	(192.7)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(151.8)	—	—	—	(151.8)
Repayments of debt and swaps	(325.4)	—	—	—	(325.4)
Proceeds of debt issuance	490.0	—	—	—	490.0
Intercompany transactions, net	(56.6)	(5.1)	35.7	26.0	—
Payments under capital lease obligations	—	(4.2)	(7.0)	—	(11.2)
Other, net	(6.8)	0.9	(0.9)	—	(6.8)
Net cash (used in) provided from financing activities	(50.6)	(8.4)	27.8	26.0	(5.2)
Increase (decrease) in cash and cash equivalents	16.7	(1.1)	4.6	26.0	46.2
Cash and Cash Equivalents:
Beginning of period	—	2.1	51.7	(26.0)	27.8
End of period	$16.7	$1.0	$56.3	$—	$74.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from operations	$66.7	$103.5	$150.1	$—	$320.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.4)	(10.1)	(142.5)	—	(153.0)
Broadband network expansion funded by stimulus grants	—	(0.3)	(6.8)	—	(7.1)
Changes in restricted cash	(0.9)	—	—	—	(0.9)
Grant funds received for broadband stimulus projects	11.4	—	—	—	11.4
Grant funds received from Connect America Fund - Phase I	—	9.4	16.6	—	26.0
Net cash provided from (used in) investing activities	10.1	(1.0)	(132.7)	—	(123.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(150.7)	—	—	—	(150.7)
Repayments of debt and swaps	(331.6)	—	—	—	(331.6)
Proceeds of debt issuance	325.0	—	—	—	325.0
Intercompany transactions, net	97.4	(102.1)	4.7	—	—
Payments under capital lease obligations	—	—	(7.8)	—	(7.8)
Other, net	(9.8)	0.9	(0.9)	—	(9.8)
Net cash used in financing activities	(69.7)	(101.2)	(4.0)	—	(174.9)
Increase in cash and cash equivalents	7.1	1.3	13.4	—	21.8
Cash and Cash Equivalents:
Beginning of period	13.7	0.7	33.8	—	48.2
End of period	$20.8	$2.0	$47.2	$—	$70.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

Debentures and notes, issued by PAETEC Holding Corporation

In connection with the acquisition of PAETEC on November 30, 2011, Windstream Services acquired the PAETEC 2018 Notes (“the guaranteed notes”). Windstream Services and all former wholly-owned subsidiaries of PAETEC (the “Guarantors”) provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Services. The remaining subsidiaries (the “Non-Guarantors”) of Windstream Services are not guarantors of these guaranteed notes.

The following information presents condensed consolidating and combined statements of comprehensive income for the three month periods ended March 31, 2015 and 2014, condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, condensed consolidating and combined statements of cash flows for the three month periods ended March 31, 2015 and 2014 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31, 2015
(Millions)	Windstream Services	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$485.1	$897.5	$(0.8)	$1,381.8
Product sales	—	—	26.2	10.8	(0.2)	36.8
Total revenues and sales	—	—	511.3	908.3	(1.0)	1,418.6
Costs and expenses:
Cost of services	—	—	336.2	344.4	(0.6)	680.0
Cost of products sold	—	—	21.0	11.2	(0.3)	31.9
Selling, general and administrative	—	—	123.8	100.7	(0.1)	224.4
Depreciation and amortization	4.9	—	102.8	233.0	—	340.7
Merger and integration costs	—	—	—	14.1	—	14.1
Restructuring charges	—	—	2.3	4.7	—	7.0
Total costs and expenses	4.9	—	586.1	708.1	(1.0)	1,298.1
Operating (loss) income	(4.9)	—	(74.8)	200.2	—	120.5
Earnings (losses) from consolidated subsidiaries	46.5	(40.6)	(0.3)	—	(5.6)	—
Other (expense) income, net	(1.4)	—	0.1	0.1	—	(1.2)
Intercompany interest income (expense)	32.4	—	—	(32.4)	—	—
Interest (expense) income	(128.9)	(9.7)	0.2	(2.7)	—	(141.1)
(Loss) income before income taxes	(56.3)	(50.3)	(74.8)	165.2	(5.6)	(21.8)
Income tax (benefit) expense	(61.9)	(3.7)	(28.7)	66.9	—	(27.4)
Net income (loss)	$5.6	$(46.6)	$(46.1)	$98.3	$(5.6)	$5.6
Comprehensive income (loss)	$1.5	$(46.6)	$(46.1)	$98.3	$(5.6)	$1.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	Three Months Ended March 31, 2014
(Millions)	Windstream Services	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$—	$486.5	$934.4	$(1.2)	$1,419.7
Product sales	—	—	30.5	14.4	0.3	45.2
Total revenues and sales	—	—	517.0	948.8	(0.9)	1,464.9
Costs and expenses:
Cost of services	—	—	305.3	353.4	(0.8)	657.9
Cost of products sold	—	—	27.8	13.0	0.3	41.1
Selling, general and administrative	—	—	125.8	113.0	(0.4)	238.4
Depreciation and amortization	5.6	—	101.8	231.5	—	338.9
Merger and integration costs	—	—	—	7.4	—	7.4
Restructuring charges	—	—	4.4	8.5	—	12.9
Total costs and expenses	5.6	—	565.1	726.8	(0.9)	1,296.6
Operating (loss) income	(5.6)	—	(48.1)	222.0	—	168.3
Earnings (losses) from consolidated subsidiaries	80.1	(25.7)	(0.1)	0.1	(54.4)	—
Other income, net	0.5	—	0.3	0.1	—	0.9
Intercompany interest income (expense)	31.6	—	—	(31.6)	—	—
Interest (expense) income	(130.7)	(9.6)	0.1	(1.7)	—	(141.9)
(Loss) income before income taxes	(24.1)	(35.3)	(47.8)	188.9	(54.4)	27.3
Income tax (benefit) expense	(40.4)	(3.7)	(18.4)	73.5	—	11.0
Net income (loss)	$16.3	$(31.6)	$(29.4)	$115.4	$(54.4)	$16.3
Comprehensive income (loss)	$7.1	$(31.6)	$(29.4)	$115.4	$(54.4)	$7.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of March 31, 2015
(Millions)	Windstream Services	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$16.7	$—	$2.6	$54.7	$—	$74.0
Restricted cash	7.1	—	—	—	—	7.1
Accounts receivable (less allowance for doubtful accounts of $42.3)	—	—	304.6	355.0	(1.1)	658.5
Affiliates receivable, net	—	351.0	—	4,180.7	(4,531.7)	—
Inventories	—	—	16.8	46.2	—	63.0
Deferred income taxes	57.6	—	—	75.2	(41.1)	91.7
Prepaid expenses and other	28.6	—	34.9	106.1	2.0	171.6
Total current assets	110.0	351.0	358.9	4,817.9	(4,571.9)	1,065.9
Investments in consolidated subsidiaries	10,056.1	—	0.6	—	(10,056.7)	—
Goodwill	1,649.5	643.8	—	2,059.5	—	4,352.8
Other intangibles, net	582.6	—	387.2	740.7	—	1,710.5
Net property, plant and equipment	9.5	—	669.0	4,636.5	—	5,315.0
Deferred income taxes	—	218.1	83.3	—	(301.4)	—
Other assets	99.6	—	16.6	58.7	—	174.9
Total Assets	$12,507.3	$1,212.9	$1,515.6	$12,313.3	$(14,930.0)	$12,619.1
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$92.4	$—	$—	$0.1	$—	$92.5
Current portion of interest rate swaps	28.5	—	—	—	—	28.5
Accounts payable	1.1	—	95.5	235.4	—	332.0
Affiliates payable, net	3,201.9	—	1,475.9	—	(4,526.1)	151.7
Advance payments and customer deposits	—	—	80.7	133.8	—	214.5
Accrued taxes	0.1	—	22.6	61.1	0.5	84.3
Accrued interest	149.5	14.8	1.7	4.4	—	170.4
Other current liabilities	38.7	4.9	73.0	208.1	(42.3)	282.4
Total current liabilities	3,512.2	19.7	1,749.4	642.9	(4,567.9)	1,356.3
Long-term debt	8,158.8	467.9	—	101.4	—	8,728.1
Deferred income taxes	669.7	—	—	1,460.5	(301.4)	1,828.8
Accumulated losses in excess of investments in consolidated subsidiaries	—	250.9	—	—	(250.9)	—
Other liabilities	71.6	1.6	53.1	484.6	—	610.9
Total liabilities	12,412.3	740.1	1,802.5	2,689.4	(5,120.2)	12,524.1
Commitments and Contingencies (See Note 6)
Equity:
Common stock	—	—	—	67.7	(67.7)	—
Additional paid-in capital	87.0	842.0	0.7	6,017.1	(6,859.8)	87.0
Accumulated other comprehensive income	8.0	—	—	19.6	(19.6)	8.0
Accumulated (deficit) retained earnings	—	(369.2)	(287.6)	3,519.5	(2,862.7)	—
Total equity	95.0	472.8	(286.9)	9,623.9	(9,809.8)	95.0
Total Liabilities and Equity	$12,507.3	$1,212.9	$1,515.6	$12,313.3	$(14,930.0)	$12,619.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of December 31, 2014
(Millions)	Windstream Services	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$4.6	$49.2	$(26.0)	$27.8
Restricted cash	6.7	—	—	—	—	6.7
Accounts receivable (less allowance for doubtful accounts of $43.4)	—	—	286.1	350.5	(1.1)	635.5
Affiliates receivable, net	—	346.6	—	4,187.7	(4,534.3)	—
Inventories	—	—	19.4	44.3	—	63.7
Deferred income taxes	67.4	—	—	76.5	(38.5)	105.4
Prepaid expenses and other	35.5	—	30.9	96.5	1.7	164.6
Total current assets	109.6	346.6	341.0	4,804.7	(4,598.2)	1,003.7
Investments in consolidated subsidiaries	10,001.3	—	0.9	—	(10,002.2)	—
Goodwill	1,649.5	643.8	—	2,059.5	—	4,352.8
Other intangibles, net	590.7	—	413.6	759.7	—	1,764.0
Net property, plant and equipment	9.8	—	697.1	4,705.4	—	5,412.3
Deferred income taxes	—	219.0	63.7	—	(282.7)	—
Other assets	104.2	—	16.8	59.6	—	180.6
Total Assets	$12,465.1	$1,209.4	$1,533.1	$12,388.9	$(14,883.1)	$12,713.4
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$717.4	$—	$—	$0.1	$—	$717.5
Current portion of interest rate swaps	28.5	—	—	—	—	28.5
Accounts payable	2.1	—	101.9	299.3	—	403.3
Affiliates payable, net	3,277.0	—	1,430.4	—	(4,555.0)	152.4
Advance payments and customer deposits	—	—	78.5	136.2	—	214.7
Accrued taxes	0.2	—	25.2	69.4	0.4	95.2
Accrued interest	94.3	3.7	1.8	2.7	—	102.5
Other current liabilities	32.3	4.9	83.0	248.3	(39.6)	328.9
Total current liabilities	4,151.8	8.6	1,720.8	756.0	(4,594.2)	2,043.0
Long-term debt	7,363.4	469.4	—	101.4	—	7,934.2
Deferred income taxes	658.6	—	—	1,502.7	(282.7)	1,878.6
Accumulated losses in excess of investments in consolidated subsidiaries	—	210.4	—	—	(210.4)	—
Other liabilities	66.5	1.7	53.0	511.6	—	632.8
Total liabilities	12,240.3	690.1	1,773.8	2,871.7	(5,087.3)	12,488.6
Commitments and Contingencies (See Note 6)
Equity:
Common stock	—	—	—	67.7	(67.7)	—
Additional paid-in capital	212.7	842.0	0.7	6,017.1	(6,859.8)	212.7
Accumulated other comprehensive income	12.1	—	—	20.5	(20.5)	12.1
Accumulated (deficit) retained earnings	—	(322.7)	(241.4)	3,411.9	(2,847.8)	—
Total equity	224.8	519.3	(240.7)	9,517.2	(9,795.8)	224.8
Total Liabilities and Equity	$12,465.1	$1,209.4	$1,533.1	$12,388.9	$(14,883.1)	$12,713.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2015
(Millions)	Windstream Services	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from operations	$64.7	$4.4	$11.7	$163.5	$(0.2)	$244.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.3)	—	(42.4)	(146.6)	—	(189.3)
Changes in restricted cash	(0.4)	—	—	—	—	(0.4)
Grant funds received for broadband stimulus projects	7.4	—	—	—	—	7.4
Network expansion funded by Connect America Fund - Phase I	—	—	—	(8.3)	—	(8.3)
Other, net	(4.1)	—	—	2.0	—	(2.1)
Net cash provided from (used in) investing activities	2.6	—	(42.4)	(152.9)	—	(192.7)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(151.8)	—	—	—	—	(151.8)
Repayments of debt and swaps	(325.4)	—	—	—	—	(325.4)
Proceeds of debt issuance	490.0	—	—	—	—	490.0
Intercompany transactions, net	(56.6)	(4.4)	29.8	5.0	26.2	—
Payments under capital lease obligations	—	—	(1.1)	(10.1)	—	(11.2)
Other, net	(6.8)	—	—	—	—	(6.8)
Net cash (used in) provided from financing activities	(50.6)	(4.4)	28.7	(5.1)	26.2	(5.2)
Increase (decrease) in cash and cash equivalents	16.7	—	(2.0)	5.5	26.0	46.2
Cash and Cash Equivalents:
Beginning of period	—	—	4.6	49.2	(26.0)	27.8
End of period	$16.7	$—	$2.6	$54.7	$—	$74.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2014
(Millions)	Windstream Services	PAETEC Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from operations	$66.7	$5.1	$2.8	$245.7	$—	$320.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.4)	—	(36.2)	(116.4)	—	(153.0)
Broadband network expansion funded by stimulus grants	—	—	—	(7.1)	—	(7.1)
Changes in restricted cash	(0.9)	—	—	—	—	(0.9)
Grant funds received for broadband stimulus projects	11.4	—	—	—	—	11.4
Grant funds received from Connect America Fund - Phase I	—	—	—	26.0	—	26.0
Net cash provided from (used in) investing activities	10.1	—	(36.2)	(97.5)	—	(123.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(150.7)	—	—	—	—	(150.7)
Repayments of debt and swaps	(331.6)	—	—	—	—	(331.6)
Proceeds of debt issuance	325.0	—	—	—	—	325.0
Intercompany transactions, net	97.4	(5.1)	32.2	(124.5)	—	—
Payments under capital lease obligations	—	—	(2.0)	(5.8)	—	(7.8)
Other, net	(9.8)	—	—	—	—	(9.8)
Net cash (used in) provided from financing activities	(69.7)	(5.1)	30.2	(130.3)	—	(174.9)
Increase (decrease) in cash and cash equivalents	7.1	—	(3.2)	17.9	—	21.8
Cash and Cash Equivalents:
Beginning of period	13.7	—	7.8	26.7	—	48.2
End of period	$20.8	$—	$4.6	$44.6	$—	$70.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Subsequent Events:

Spin-off of Certain Network and Real Estate Assets - On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded REIT. The spin-off also included substantially all of our consumer competitive local exchange carrier (“CLEC”) business, which will continue to be operated by the REIT. Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the network assets and the consumer CLEC business to Communications Sales & Leasing, Inc. (“CS&L”), a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of CS&L common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by CS&L to Windstream of approximately $2.5 billion of CS&L debt securities. After giving effect to the interest in the REIT retained by Windstream, each Windstream Holdings shareholder received one share of CS&L for every five shares of Windstream Holdings common stock held as of the record date of April 10, 2015 in the form of a tax-free dividend. An ex-date of April 27, 2015 was established by NASDAQ, and all trades through the close of business on April 24, 2015 carry the right to receive the distribution. No fractional shares were distributed in connection with the spin-off, with a cash payment being made in lieu of any fractional shares. In connection with the distribution, CS&L borrowed approximately $2.14 billion through a new senior credit agreement. CS&L also issued debt securities in the private placement market to fund the cash payment and to issue its debt securities to Windstream, consisting of $1,110.0 million aggregate principal amount of 8.25 percent senior notes due April 15, 2023 and $400.0 million aggregate principal amount of 6.00 percent senior secured notes due October 15, 2023. The CS&L unsecured notes and the borrowings under CS&L’s new senior credit agreement were issued at a discount, and accordingly, at the date of distribution, CS&L issued to Windstream approximately $2.5 billion of its debt securities consisting of $970.2 million in term loans, $400.0 million in secured and $1,077.3 million in unsecured notes (the “CS&L Securities”).

In connection with the spin-off transaction, Windstream entered into an exchange agreement (the “Exchange Agreement”), with J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. (together, the “Investment Banks”), and CS&L. Pursuant to the terms of the Exchange Agreement, Windstream agreed to transfer the CS&L Securities and cash to the Investment Banks, in exchange for the transfer by the Investment Banks to Windstream of certain debt securities of Windstream Services consisting of $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit held by the Investment Banks. On April 24, 2015, following the completion of the spin-off transaction, Windstream and the Investment Banks completed the exchange of debt securities pursuant to the terms of the Exchange Agreement. As part of the Exchange Agreement with the Investment Banks, Windstream incurred approximately $35.4 million of costs related to the exchange of the Windstream Services’ debt securities.

The debt-for-debt exchange was accounted for under the extinguishment method of accounting and, as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations of $21.5 million. In conjunction with the retirement of debt, Windstream Services terminated seven of its ten interest rate swaps designated as cash flow hedges of the variable cash flows paid on its senior secured credit facility. Windstream Services paid $22.7 million to terminate the interest rate swaps.

As of the spin-off date, excluding restricted shares held by Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. Windstream intends to use all of its shares of CS&L opportunistically during a twelve month period following the spin-off, subject to market conditions, to retire additional Windstream Services debt.

The number of Windstream Holdings’ common shares outstanding did not change as a result of the spin-off. For employees and directors remaining with Windstream, restricted stock awarded pursuant to Windstream’s equity incentive plans and held by employees and directors at the time of the distribution continue to represent the right to receive shares of Windstream Holdings’ common stock. In addition, the holders of these restricted shares received restricted shares of CS&L common stock equivalent to the number of shares of CS&L common stock that was received with respect to each share of unrestricted Windstream Holdings’ common stock at the time of the distribution. The existing Windstream Holdings’ restricted stock and newly issued CS&L restricted stock will remain subject to vesting and other terms and conditions as prescribed by Windstream’s equity incentive plans. The number of Windstream Holdings’ shares underlying any outstanding stock options and the related per share exercise price were adjusted to maintain both the aggregate fair market value of stock underlying the stock options and the relationship between the per share exercise price and the related per share market value, pursuant to the terms of the applicable Windstream Holdings’ equity incentive plans and taking into account the change in the market value of Windstream Holdings’ common stock as a result of the distribution.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Subsequent Events, Continued:

Amendment to Senior Secured Credit Facility - In connection with the spin-off, on April 24, 2015, Windstream Services amended its senior secured credit facility to extend the maturity of its revolving credit facility to April 20, 2020. Otherwise, the borrowing capacity under the amended revolving credit agreement was unchanged and provides for borrowings up to an aggregate principal amount of $1,250.0 million.

Redemption of Long-Term Debt - On April 24, 2015, Windstream Services called for redemption on May 27, 2015, all of its $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 (the “2018 Notes”), at a redemption price payable in cash equal to$1,040.63 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. A notice of redemption was sent to all currently registered holders of the 2018 Notes by the trustee under the indenture governing the notes. Also on April 24, 2015, PAETEC Holding, LLC, a direct, wholly-owned subsidiary of Windstream Services, called for redemption on May 27, 2015, all $450.0 million of the outstanding aggregate principal amount of 9.875 percent notes due 2018 (the “PAETEC 2018 Notes”), at a redemption price payable in cash equal to $1,049.38 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. A notice of redemption was sent to all currently registered holders of the 2018 PAETEC Notes. Windstream expects to use a portion of the $1.035 billion cash payment received from CS&L to redeem these two debt obligations.

Master Lease Agreement - On April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. Under terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options. CS&L has the right, but not the obligation, upon Windstream’ s request, to fund capital expenditures of Windstream in an aggregate amount of up to $250.0 million for a maximum period of five years. If CS&L exercises this right, the lease payments under the master lease will be adjusted at a rate of 8.125 percent of the capital expenditures funded by CS&L during the first two years and at a floating rate based on CS&L’s cost of capital thereafter. Additionally, if CS&L agrees to fund the entire $250.0 million, the initial term of the master lease will be increased from 15 years to 20 years and the number of renewal terms will be reduced from four renewal terms of five years each to three renewal terms of five years each. Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. The effective interest rate on the long-term lease obligation is 10.15 percent. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options. Due to various forms of continuing involvement, including Windstream Services or its subsidiaries, remaining the legal counterparty to the various easements, permits and pole attachments related to the telecommunications network assets, we will account for the transaction as a failed sale-leaseback for financial reporting purposes. As a result, the net book value of the network assets transferred to CS&L will continue to be reported in our consolidated balance sheet and will be fully depreciated over the initial lease term of 15 years. We will record a long-term lease obligation of approximately $5.1 billion equal to the sum of the minimum future annual lease payments over the 15-year lease term discounted to the present value based on Windstream Services’ incremental borrowing rate. As annual lease payments are made, a portion of the payment will decrease the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method.

Amendment to Certificate of Incorporation and Reverse Stock Split - On April 24, 2015, Windstream Holdings filed a certificate of amendment to its restated certificate of incorporation with the secretary of state of the State of Delaware. The certificate of amendment effected the previously approved reverse stock split of Windstream Holdings outstanding common stock at a ratio of one-for-six (the “reverse stock split”). As a result of the reverse stock split, effective April 26, 2015, Windstream Holdings’ authorized share capital was reduced to 200,000,000 shares, consisting of 33,333,333 shares of preferred stock, par value $.0001 per share, and 166,666,667 shares of common stock, par value $.0001 per share. At the time of the reverse stock split, the number of issued and outstanding shares of common stock of Windstream Holdings was reduced to approximately 100,900,000 shares. Following the completion of the reverse stock split, Windstream expects to pay an annual dividend of $.60 per share.

Pre-Spin-off/Pre-Reverse Stock Split Pro Rata Dividend - On April 24, 2015, we made a cash distribution of $.0659 per share to our stockholders of record on April 10, 2015, which was equivalent to a pro-rated $.25 per share quarterly dividend.

Initial Post Spin-off Dividend - On May 5, 2015, we declared a cash dividend of $.1104 per share on our common stock, which is equivalent of a prorated per share quarterly dividend for the period beginning April 25, 2015 and ending June 30, 2015, which is payable on July 15, 2015 to shareholders of record on June 30, 2015.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context indicates otherwise, the terms “Windstream,” “we,” “us” or “our” refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Services, LLC, and the term “Windstream Services” refers to Windstream Services, LLC and its subsidiaries.

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Services, LLC (“Windstream Services”). Effective February 28, 2015, Windstream Corporation was converted to a limited liability company. As a result, all of the issued and outstanding common stock of Windstream Corporation held by Windstream Holdings was converted into a 100 percent interest in Windstream Services. Windstream Holdings common stock trades on the Nasdaq Global Select Market under the ticker symbol “WIN”. All shares of Windstream Services common stock are held by Windstream Holdings and do not trade on any stock market. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the SEC. Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, Nasdaq listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three month periods ended March 31, 2015 and 2014, the amount of pretax expenses directly incurred by Windstream Holdings were approximately $0.6 million and $0.5 million, respectively, or $0.3 million on an after-tax basis for both periods presented. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

COMPLETION OF SPIN-OFF OF CERTAIN NETWORK AND REAL ESTATE ASSETS

On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded REIT. The spin-off also included substantially all of our consumer competitive local exchange carrier (“CLEC”) business, which will continue to be operated by the REIT. Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the network assets and the consumer CLEC business to Communications Sales & Leasing, Inc. (“CS&L”), a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of CS&L common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by CS&L to Windstream of approximately $2.5 billion of CS&L debt securities. After giving effect to the interest in CS&L retained by Windstream, each Windstream Holdings shareholder received one share of CS&L for every five shares of Windstream Holdings common stock held in the form of a tax-free dividend. In connection with the distribution, CS&L borrowed approximately $2.140 billion through a new senior credit agreement. CS&L also issued debt securities in the private placement market to fund the cash payment and to issue its debt securities to Windstream, consisting of $1,110.0 million aggregate principal amount of 8.25 percent senior notes due April 15, 2023 and $400.0 million aggregate principal amount of 6.00 percent senior secured notes due October 15, 2023. The CS&L unsecured notes and the borrowings under CS&L’s new senior credit agreement were issued at a discount, and accordingly, at the date of distribution, CS&L issued to Windstream approximately $2.5 billion of its debt securities consisting of $970.2 million in term loans, $400.0 million in secured and $1,077.3 million in unsecured notes (the “CS&L Securities”).
On April 24, 2015, following the completion of the spin-off transaction, Windstream transferred the CS&L Securities and cash to two investment banks, in exchange for the transfer by the investment banks to Windstream of certain debt securities of Windstream Services consisting of $1.7 billion aggregate principal amount of borrowings outstanding under Tranche A3, A4 and B4 of

Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit in Windstream Services’ senior credit facility held by the investment banks.
On April 24, 2015, Windstream Services called for redemption on May 27, 2015, all of its $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018, at a redemption price payable in cash equal to $1,040.63 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. Also on April 24, 2015, PAETEC Holding, LLC, a direct, wholly-owned subsidiary of Windstream Services, called for redemption on May 27, 2015, all $450.0 million of its outstanding aggregate principal amount of 9.875 percent notes due 2018, at a redemption price payable in cash equal to $1,049.38 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. Windstream expects to use a portion of the $1.035 billion cash payment received from CS&L to redeem these two debt obligations.

As of the spin-off date, excluding restricted shares issued to Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. Windstream intends to use all of its shares of CS&L opportunistically during a twelve month period following the spin-off, subject to market conditions, to retire additional Windstream Services debt.
Master Lease Agreement

On April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. Under the terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options and Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. The effective interest rate on the long-term lease obligation is 10.15 percent. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options. Due to various forms of continuing involvement, including Windstream Services remaining the legal counterparty to the various easements, permits and pole attachments related to the telecommunications network assets, we will account for the transaction as a failed sale-leaseback for financial reporting purposes. As a result, the net book value of the network assets transferred to CS&L will continue to be reported in our consolidated balance sheet and will be fully depreciated over the initial lease term of 15 years. We will record a long-term lease obligation of approximately $5.1 billion equal to the sum of the minimum future annual lease payments over the 15-year lease term discounted to the present value based on Windstream Services’ incremental borrowing rate. As annual lease payments are made, a portion of the payment will decrease the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method.
REVERSE STOCK SPLIT

At a special meeting held on February 20, 2015, Windstream shareholders approved a proposal regarding an amendment to our restated certificate of incorporation to effect a reclassification (reverse stock split) of Windstream Holdings common stock, whereby (i) each outstanding six (6) shares of common stock would be combined into and become one (1) share of common stock and (ii) to decrease the number of authorized shares of common stock proportionately.
On April 24, 2015, Windstream Holdings filed a certificate of amendment to its restated certificate of incorporation with the secretary of state of the State of Delaware. The certificate of amendment effected the previously approved reverse stock split of Windstream Holdings outstanding common stock at a ratio of one-for-six (the “reverse stock split”). As a result of the reverse stock split, effective April 26, 2015, Windstream Holdings’ authorized share capital was reduced to 200.0 million shares, consisting of 33.3 million shares of preferred stock, par value $.0001 per share, and 166.7 million shares of common stock, par value $.0001 per share and the number of issued and outstanding shares of common stock of Windstream Holdings was reduced to approximately 100.8 million shares.
See Note 13 for additional information regarding the subsequent events.
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

On the consumer front, we are continuing to make investments to increase broadband speeds and capacity throughout our territories. Although new customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. We also actively promote value-added Internet services, such as security and online back-up, to take advantage of the broadband speeds we offer. During 2014, we launched Kinetic, a complete video entertainment offering in our Lincoln, Nebraska market and expect to roll out this new service in eight additional markets during the next few years. Our consumer business remains under pressure due to competition from wireless carriers, cable television companies and other companies using emerging technologies. In response to this competitive pressure, we are focused on stabilizing our consumer business through expansion and upgrade of our broadband network and service offerings.

We believe that we are well positioned to grow our business by investing in our network, offering advanced products and solutions, targeting enterprise business customers and controlling costs through our disciplined approach to capital and expense management. In leveraging these strengths, we expect to continue to create significant value for both our customers and our shareholders.

Dividend Policy
Prior to the completion of the spin-off and reverse stock split, on April 24, 2015, we made a cash distribution of $.0659 per share to our stockholders of record on April 10, 2015, which was equivalent to a pro-rated $.25 per share quarterly dividend. Following the completion of the spin-off and the reverse stock split, Windstream expects to pay an annual dividend of $.60 per share, paid on a quarterly basis.
Our dividend practice can be changed at any time at the discretion of our board of directors. Accordingly, we cannot assure you we will continue paying dividends at the post-spin adjusted rate. See “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information concerning our dividend practice.
EXECUTIVE SUMMARY

Key strategic initiatives during the three month period ended March 31, 2015, included:

•	continued focus on revenue growth opportunities in our business service and consumer broadband areas; and

•	continued focus on operational efficiency and cost management strategies.

Each of these initiatives reflected our ongoing efforts to become the premier enterprise communications and services provider. Our 2015 operational focus is on enhancing our high-speed Internet capabilities, increasing the profitability of our enterprise business and expanding our carrier network.

We are enhancing our high-speed Internet capabilities with Very high-bit-rate Digital Subscriber Line Generation 2 (“VDSL2”)bonding technology, which provides greater speed availability on our existing network. Presently, we can offer 10 Megabits per second (“Mbps”) to almost 60 percent of our addressable lines. Following the deployment of the VDSL2 bonding technology, we will be able to deliver Internet speeds of 24 Mbps and above to more than 50 percent of our addressable lines.

BUSINESS TRENDS

The following discussion highlights key trends affecting our business:

Business communications services: Demand for advanced communications services is expected to drive growth in revenues from business customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We leverage our national network to offer more complex and customized solutions to our customers. While offering sales growth opportunities, the shift to more complex solutions requiring additional customization can lead to longer installation times. We view this as a strategic growth area, but we are subject to competition from other carriers and cable companies, which could suppress growth and result in lower operating margins. Business locations decreased 28,900, or 4.8 percent, during the twelve month period ended March 31, 2015 primarily due to business closures and competition. We combat competition by offering personalized service to our business customers through advanced customized solutions, an integrated sales approach, and dedicated representatives. See “Competition” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015, for more details.

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

Carrier access: As wireless data usage grows, wireless carriers need additional bandwidth on the wireline network to accommodate the additional wireless traffic. We have made significant success-based capital investments to provide backhaul services to wireless carriers. These investments include building out fiber to new wireless towers and replacing copper facilities with fiber facilities to wireless towers we already serve. We will continue to make success-based capital investments to offer additional wireless backhaul services to wireless carriers; however, these investments have decreased substantially as we have reached the vast majority of existing towers within our targeted area. In the near term, carrier access revenues will be adversely impacted by declining demand for dedicated copper-based circuits, as wireless carriers continue to migrate traffic to fiber-based connections.

Consumer high-speed Internet: As of March 31, 2015, we provided high-speed Internet service to approximately 75 percent of primary residential lines in service. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink. As a result, consumer high-speed Internet connections decreased 38,000, or 3.2 percent, during the twelve month period ended March 31, 2015. To offset the effects of competition, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We continue to focus on increasing our broadband speeds available to customers. As of March 31, 2015, we could deliver speeds up to 3 Mbps to all of our addressable lines, and speeds up to 6 Mbps, 12 Mbps, and 24 Mbps are available to approximately 80 percent, 54 percent, and 19 percent of our addressable lines, respectively.

Consumer voice line losses: Voice and switched access revenues will continue to be adversely impacted by future declines in voice lines due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. As of March 31, 2015, all of our voice lines had wireless competition and approximately 70 percent of our voice lines had fixed-line voice competition. Consumer voice lines decreased 104,200, or 6.1 percent, during the twelve month period ended March 31, 2015, primarily due to the effects of competition.

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

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended March 31,
(Millions)	2015	2014
Revenues and sales:
Service revenues:
Enterprise and small business	$740.9	$748.1
Consumer	312.2	313.0
Carrier	176.5	189.8
Wholesale	98.3	113.8
Other	53.9	55.0
Total service revenues	1,381.8	1,419.7
Product sales	36.8	45.2
Total revenues and sales	1,418.6	1,464.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below) (a)	680.0	657.9
Cost of products sold	31.9	41.1
Selling, general and administrative (a)	225.0	238.9
Depreciation and amortization	340.7	338.9
Merger and integration costs	14.1	7.9
Restructuring charges	7.0	12.4
Total costs and expenses	1,298.7	1,297.1
Operating income	119.9	167.8
Other (expense) income, net	(1.2)	0.9
Interest expense	(141.1)	(141.9)
(Loss) income before income taxes	(22.4)	26.8
Income tax (benefit) expense	(27.7)	10.8
Net income	$5.3	$16.0

(a)
Prior year amounts for cost of services and selling, general and administrative have been adjusted to reflect the proper classification of certain operating expenses. See Note 1 for additional information.

The following table reflects the consolidated operating metrics of Windstream Holdings as of March 31:

(Thousands)	2015	2014
Business Operating Metrics:
Customer locations
Enterprise	218.7	212.2
Small business	350.4	385.8
Total customer locations (a)	569.1	598.0
Total business customers	347.6	378.7
Carrier special access circuits	80.2	93.4

Consumer Operating Metrics:
Voice lines	1,599.0	1,703.2
High-speed Internet	1,132.4	1,170.4
Digital television customers	378.8	398.9
Total consumer connections	3,110.2	3,272.5

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

For the three month period ended March 31, 2015, business locations decreased by approximately 6,600 compared to a decrease of 7,700 for the same period in 2014. Our growth in enterprise customer locations is outpaced by losses in small business customer locations, primarily due to business closures and competition from cable companies. However, our enterprise locations are driving growth in overall revenue through sales of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking.

While opportunities for growth from enterprise and small business services continue, competition as well as general economic conditions may impact future revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in enterprise and small business service revenues:

	Three Months Ended March 31, 2015
(Millions)	Increase (Decrease)%
Due to increase in data and integrated services and high speed Internet revenues (a)	$9.5
Due to increase in data center and managed services revenues (b)	3.7
Due to decrease in traditional voice, long distance and miscellaneous revenues (c)	(20.4)
Net decrease in enterprise and small business service revenues	$(7.2)	(1)%

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

(c)
Decrease in traditional voice and long-distance service revenues was primarily attributable to lower usage, adverse effects of competition and the migration of existing customers to integrated services and bundled offerings. The decline was partially offset by incremental revenues attributable to the access recovery charge (“ARC”) of $3.9 million in the three month period ended March 31, 2015, primarily due to an increase in the monthly rate effective July 1, 2014. The ARC is a monthly charge established by the FCC designed to mitigate revenue reductions from intercarrier compensation reform.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the trend of consumer voice line loss to continue as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three month period ended March 31, 2015, consumer voice lines decreased by approximately 15,600 compared to a decrease of 19,100 for the same period in 2014. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the three month period ended March 31, 2015, consumer high-speed Internet customers increased by approximately 800 compared to a decrease of 500 for the same period in 2014. As of March 31, 2015, we provided high-speed Internet service to approximately 75 percent of primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2015, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended March 31, 2015
(Millions)	Increase (Decrease)%
Due to increase in high-speed Internet revenues (a)	$2.9
Due to decrease in voice, long distance and miscellaneous revenues (b)	(3.7)
Net decrease in consumer revenues	$(0.8)	—%

(a)
Increase in high-speed Internet revenues was primarily due to the continued migration of customers to higher speeds, increased sales of value added services and targeted price increases, partially offset by a decline in high-speed Internet customers, as previously discussed.

(b)	Decrease in voice service revenues was primarily attributable to the decline in voice lines, partially offset by the affects of targeted price increases.

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

Carrier service revenues also includes voice and data services sold to other carriers on a wholesale basis.

The following table reflects the primary drivers of year-over-year changes in carrier service revenues:

	Three Months Ended March 31, 2015
(Millions)	Increase (Decrease)%
Due to increase in voice, long distance and other revenues	$2.8
Due to decrease in carrier access revenues (a)	(16.1)
Net decrease in carrier service revenues	$(13.3)	(7)%

(a)
Carrier access revenues primarily consist of monthly recurring charges for dedicated circuits and fiber-to-the-tower connections. The decrease in these revenues was attributable to a decline in special access charges for dedicated copper-based circuits as carriers accelerated migration to fiber-based networks, partially offset by incremental revenues derived from our fiber-to-the-tower connections, as previously discussed.

Wholesale Service Revenues

Wholesale service revenues include switched access revenues and federal Universal Service Fund (“USF”) revenues. Switched access revenues include usage sensitive revenues from long distance companies and other carriers for access to our network in connection with the completion of long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our network facilities. USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas, as further discussed in the “Regulatory Matters” section.

Revenues from these services are expected to decline due to voice line losses and continued reductions in switched access rates.

The following table reflects the primary drivers of year-over-year changes in wholesale service revenues:

	Three Months Ended March 31, 2015
(Millions)	Increase (Decrease)%
Due to decrease in state USF revenues	$(1.9)
Due to decrease in federal USF revenues (a)	(5.1)
Due to decrease in switched access revenues (b)	(8.5)
Net decrease in wholesale revenues	$(15.5)	(14)%

(a)
Federal USF revenues primarily consists of revenues attributable to the access recovery mechanism (“ARM”) and frozen USF support. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. The decline in the three month period ended March 31, 2015 is mostly attributable to a decrease in the ARM monthly rate effective July 1, 2014.

(b)
Decrease in switched access revenues was primarily due to the impact of intercarrier compensation reform and a continued decline in network demand. As previously discussed, the ARC and ARM are designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

Other Service Revenues

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. We no longer offer new consumer service in those areas and as a result, consumer revenues have declined as existing customers disconnect their service. As previously discussed, we transferred substantially all of this consumer business to the REIT in connection with the spin-off of certain network and real estate assets completed on April 24, 2015. Other service revenues decreased $1.1 million, or 2 percent , in the three month period ended March 31, 2015 compared to the same period in 2014.

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended March 31, 2015
(Millions)	Increase (Decrease)%
Due to increase in contractor sales	$0.9
Due to decrease in consumer product sales	(4.1)
Due to decrease in business product sales	(5.2)
Net decrease in product sales	$(8.4)	(19)%

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended March 31, 2015
(Millions)	Increase (Decrease)%
Due to increase in interconnection expense (a)	$14.1
Due to increase in postretirement and pension (b)	4.3
Due to increase in Federal USF expenses (c)	1.7
Due to increase in other expense	1.1
Due to increase in network operations	0.9
Net increase in cost of services	$22.1	3%

(a)
Increase in interconnection expense was attributable to increased purchases of circuits due to the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network, partially offset by rate reductions and cost improvements from the continuation of network efficiency projects.

(b)
Increase in postretirement and pension expense primarily resulted from a curtailment gain recognized during the first quarter of 2014 related to the elimination of medical and prescription subsidies for certain active employees. The curtailment gain reduced cost of services by $5.1 million in the three month period ended March 31, 2014. See Note 7 for additional information.

(c)	Increase in federal USF contributions was driven by an increase in the USF contribution factor for the three month period ended March 31, 2015, compared to the same period a year ago.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The change in cost of products sold was consistent with the change in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended March 31, 2015
(Millions)	Increase (Decrease)%
Due to increase in sales to contractors	$0.8
Due to decrease in product sales to consumers	(2.1)
Due to decrease in product sales to business customers	(7.9)
Net decrease in cost of products sold	$(9.2)	(22)%

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended March 31, 2015
(Millions)	Increase (Decrease)%
Due to increase in postretirement and pension (a)	$4.2
Due to decrease in employee medical expenses	(2.5)
Due to decrease in salaries and other benefits (b)	(4.5)
Due to decrease in other costs	(5.2)
Due to decrease in sales and marketing expenses (c)	(5.9)
Net decrease in SG&A and other expenses	$(13.9)	(6)%

(a)
Increase in postretirement and pension expense primarily resulted from a curtailment gain recognized during the first quarter of 2014 related to the elimination of medical and prescription subsidies for certain active employees. The curtailment gain reduced SG&A expenses by $4.4 million in the three month period ended March 31, 2014. See Note 7 for additional information.

(b)	Decrease was primarily the result of a workforce reduction to increase operational efficiency completed during the three month period ended March 31, 2014.

(c)
Decrease in sales and marketing expenses was primarily due to the expansion of enterprise marketing campaigns during the first quarter of 2014 designed to generate sales leads and promote brand awareness.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended March 31, 2015
(Millions)	Increase (Decrease)%
Due to increase in depreciation expense (a)	$9.8
Due to decrease in amortization expense (b)	(8.0)
Net increase in depreciation and amortization expense	$1.8	1%

(a)	Increase in depreciation expense was primarily due to additions to property, plant and equipment.

(b)
Decrease in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each year as the intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting; legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. Our 2011 acquisition of PAETEC Holding Corp. (“PAETEC”) and fees related to the spin-off of certain network and real estate assets account for the merger and integration costs incurred for the periods presented.

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

During the first quarter of 2015, we incurred restructuring charges of $3.3 million related to the completion of several small workforce reductions. Additionally, we incurred charges of $3.1 million related to the special shareholder meeting held on February 20, 2015 to approve the one-for-six reverse stock split and the conversion of Windstream Corporation to Windstream Services, LLC.

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

Set forth below is a summary of merger, integration and restructuring costs for the three month period ended March 31:

	Three Months Ended
(Millions)	2015	2014
Merger and integration costs:
Information technology conversion costs (a)	$3.5	$7.1
Consulting and other costs (b)	10.6	0.8
Total merger and integration costs	14.1	7.9
Restructuring charges (c)	7.0	12.4
Total merger, integration and restructuring costs	$21.1	$20.3

(a)	Information technology conversion costs incurred primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

(b)
Includes costs incurred related to the spin-off of certain telecommunications network assets into an independent, publicly traded REIT. See Note 13 to the consolidated financial statements for additional information related to the transaction.

(c)
Restructuring charges for the first quarter of 2015 are primarily due to small workforce reductions and the special shareholder meeting, as discussed above. For the same period in 2014, restructuring charges relate to the workforce reduction completed in the first quarter of 2014, also discussed above, as well as other restructuring activities.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of March 31, 2015, we had unpaid merger, integration and restructuring liabilities totaling $12.5 million, which consisted of $1.2 million associated with restructuring initiatives and $11.3 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $47.9 million, or 28.5 percent, during the three month period ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily due to reductions in enterprise and small business, carrier, and wholesale revenues as a result of declining voice and long-distance revenues attributable to lower usage, declining demand for dedicated copper-based circuits, and the adverse effects of intercarrier compensation reform, respectively.

Other (Expense) Income, Net

Set forth below is a summary of other (expense) income, net for the three month period ended March 31:

	Three Months Ended
(Millions)	2015	2014
Interest income	$0.8	$0.8
Other income, net	0.3	0.1
Ineffectiveness of interest rate swaps	(2.3)	—
Other (expense) income, net	$(1.2)	$0.9

Interest Expense

Set forth below is a summary of interest expense for the three month period ended March 31:

	Three Months Ended
(Millions)	2015	2014
Senior secured credit facility, Tranche A	$4.3	$4.3
Senior secured credit facility, Tranche B	17.5	17.6
Senior secured credit facility, revolving line of credit	6.0	5.4
Senior unsecured notes	94.5	96.0
Notes issued by subsidiaries	11.3	11.2
Impacts of interest rate swaps	6.6	7.4
Interest on capital and other lease obligations	2.4	1.1
Less capitalized interest expense	(1.5)	(1.1)
Total interest expense	$141.1	$141.9

Income Taxes

During the first quarter of 2015, we recognized an income tax benefit of $27.7 million compared to income tax expense of $10.8 million for the same period in 2014. The income tax benefit recorded reflected the loss before taxes and additional discrete income tax benefits of $22.4 million to adjust our deferred taxes for the effects of the reorganization of certain of our subsidiaries, including Windstream Services, to limited liability companies completed during the first quarter of 2015. Our effective tax rate was 123.7 percent for the three month period ended March 31, 2015 as compared to 40.3 percent in the same period in 2014. The effective rate for the three month period ended March 31, 2015 is primarily driven by the discrete items discussed above.

For 2015, our annualized effective income tax rate is expected to range between 38.0 percent and 39.0 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

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

In reforming the USF, the Order established the Connect America Fund (“CAF”), which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. CAF Phase I provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. In Round 2 of CAF Phase 1 incremental support, we were authorized to receive an additional $86.7 million in support for upgrades and new deployments of broadband service. Of the total amount of $86.7 million made available to us, we received $60.7 million in December 2013 and the remaining $26.0 million in the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding received. The portion of capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flow.

The FCC recently established final rules for CAF Phase II funding based on a forward-looking cost model to further extend broadband to high-cost areas. In April of 2015, the FCC announced CAF Phase II support for right-of-first-refusal (“ROFR”) elections to price cap carriers. Windstream’s total offer is approximately $179.0 million in annual funding, which is an increase over our current funding of approximately $100.0 million. We are analyzing the state-by-state offers relative to the capital expenditure requirements and we must make elections by the end of August 2015. If we decline the ROFR election for any state, we will still be eligible to participate in a bidding process, along with other interested eligible competitors, for support in that state. In an order released in December 2014, the FCC stated that it expected to be prepared to conduct the competitive bidding process in 2016. The rules for that process are still under consideration by the FCC. At this time, we cannot predict what effects that the final CAF Phase II rules may have on our future consolidated revenues, expenses, or cash flows. The final rules impose additional capital expenditure requirements for broadband service expansion, which could have an adverse impact on our future liquidity. Until the implementation of CAF Phase II is complete, the annual “legacy” USF funding will continue to be frozen at 2011 levels. We were required to use one-third of the frozen legacy support to operate and build broadband networks in areas substantially unserved by an unsubsidized competitor in 2013. In 2014, this condition applied to two-thirds of the frozen legacy support, and in 2015 it increased to 100 percent. Our expectation is that our legacy federal USF support will continue to be approximately the same until CAF Phase II is implemented.

As part of the Order’s reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support is expected to decrease incrementally from $52.3 million in 2014 to an estimated $12.3 million in 2017, with a portion of the decrease offset by future increases in ARC revenues. Absent a change by the FCC to its current rules, the ARM will phase out annually in one-third increments, beginning in July 2017, and will be eliminated completely as of July 2019.

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

Set forth below is a summary of intercarrier compensation revenue and federal universal service support included in wholesale revenues within the consolidated statements of operations for the three month period ended March 31:

	Three Months Ended
(Millions)	2015	2014
Intercarrier compensation revenue	$35.7	$44.2
Federal universal service support	$35.5	$40.6

Broadband Stimulus

As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), approximately $7.2 billion was allocated for the purpose of expanding broadband services to unserved and underserved areas. The Rural Utilities Service (“RUS”), part of the United States Department of Agriculture, approved eighteen of our applications for these funds for projects totaling $241.7 million. The RUS will fund 75 percent of these approved grants, or $181.3 million, and we will fund the remainder of at least $60.4 million.

Selected information related to the broadband stimulus expenditures and receipts is as follows for the three month period ended March 31:

	Three Months Ended
(Millions)	2015	2014	Inception to Date
Stimulus capital expenditures funded by RUS	$—	$7.1	$176.4
Stimulus capital expenditures funded by Windstream (a)	1.6	10.3	142.3
Total stimulus capital expenditures	$1.6	$17.4	$318.7
Funds received from RUS	$7.4	$11.4	$158.3

(a)
Stimulus capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flows. This total includes certain non-reimbursable charges for which we are responsible for the full amount of the cost.

Internet Network Regulation

On February 26, 2015, the FCC adopted new open Internet rules for fixed and mobile broadband Internet access services. The FCC’s previous open access regulatory regime had not caused a change in our existing procedures or operations, and we do not expect any need for change as a result of the new framework.

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are approximately 50 other such lawsuits against hundreds of defendants. All of the suits have been consolidated in a single federal court. The subject matter of the suits is also the subject of a pending petition for declaratory ruling before the FCC, to which the lawsuits may be referred. The outcome of the disputes is currently not predictable, given the uncertainty concerning the ultimate venue of the disputes and the amount of traffic being disputed.

State Regulation and Legislation

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three month period ended March 31, 2015, we recognized $27.2 million in state USF revenue, which included approximately $15.2 million from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the three month period ended March 31, 2015, we received $13.3 million from the large company program and $1.9 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

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

In New Mexico, where we have historically received $8.4 million in annual support,the Public Service Commission (“PSC”) adopted modified USF rules in November 2014 that will result in reductions in annual support this year. We have filed an appeal of the new rules with the New Mexico Supreme Court and have a pending dispute before the PSC regarding the proper calculation of support under the new rule. Barring success in these matters, we expect a negative impact to our support amounts but cannot determine the impact at this time.

Universal service reform is also possible in several other states including Nebraska, Oklahoma, Pennsylvania, and South Carolina. Annually, we receive $5.3 million from the Nebraska fund, $3.4 million from the Oklahoma fund, $13.3 million from the Pennsylvania fund, and $2.1 million from the South Carolina fund. We cannot estimate at this time the financial impact that would result from changes, if any, to these other state funds.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015, for more information regarding our federal and state regulatory matters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments and dividend payments through the remainder of 2015. We also have access to capital markets and available borrowing capacity under our revolving credit agreements.

Our unrestricted cash position increased by $46.2 million to $74.0 million at March 31, 2015, from $27.8 million at December 31, 2014, as compared to an increase of $21.8 million during the same period in 2014. Cash inflows in the three month period of 2015 were primarily from operating activities and incremental borrowings under the revolving line of credit. These inflows were partially offset by cash outflows for capital expenditures, dividend payments to shareholders and repayments of debt.

Historical Cash Flows

The following table summarizes our cash flow activities for the three month period ended March 31:

(Millions)	2015	2014
Cash flows provided from (used in):
Operating activities	$243.8	$319.8
Investing activities	(192.7)	(123.6)
Financing activities	(4.9)	(174.4)
Increase in cash and cash equivalents	$46.2	$21.8

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $76.0 million in the three month period ended March 31, 2015, as compared to the same period in 2014. The decrease is primarily attributable to lower earnings, as our operating results were negatively impacted by decreases in voice, long-distance, carrier access and switched access revenues and changes in working capital mostly driven by timing differences in the receipt of customer payments as well as payment of vendor payables.

We are currently utilizing net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations during 2015. As a result, we expect cash income tax payments to be less than $20.0 million in 2015. Significant increases in our cash income tax obligations in years after 2015 could adversely impact our cash flow from operations, which in turn, may affect our ability to maintain our current dividend practice.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities increased $69.1 million in the three month period ended March 31, 2015, as compared to the same period in 2014, primarily due to increased capital expenditures, further discussed below. Cash flows from investing activities during the three month period ended March 31, 2014 also reflected $26.0 million in additional CAF support.

Capital expenditures were $189.3 million for the three month period ended March 31, 2015 compared to $153.0 million for the same period in 2014, an increase of $36.3 million. During the first quarter of 2015, the majority of our capital spend was directed toward fiber expansion and consumer broadband upgrades of our network. Network expansion funded by CAF totaled $8.3 million for the three month period ended March 31, 2015. As previously discussed under “Regulatory Matters”, we committed to match on at least a dollar-for-dollar basis the total amount of support we received from the CAF of $86.7 million for upgrades and new deployments of broadband service. Capital expenditures related to CAF projects funded by us are included in additions to property, plant and equipment in the accompanying consolidated statements of cash flows. During the first three months of 2015, expenditures for broadband network expansion funded by stimulus grants declined $7.1 million compared to the same period of 2014. The decrease reflects the winding down of the RUS stimulus program.

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

Cash Flows - Financing Activities

Cash used in financing activities decreased by $169.5 million for the three month period ended March 31, 2015, as compared to the same period in 2014.

Debt repayments for both periods presented consisted primarily of repayments of borrowings under the revolving line of credit agreement. During the three month period ended March 31, 2015, we repaid $295.0 million of borrowings under the revolving line of credit agreement compared to $305.0 million during the first quarter of 2014.

Proceeds from new issuances of long-term debt during the first quarter of 2015 were $490.0 million compared to $325.0 million during the same period in 2014 and consisted solely of new borrowings under the revolving line of credit for both periods presented.

Prior to the completion of the spin-off and reverse stock split, on April 24, 2015, we made a cash distribution of $.0659 per share to our stockholders of record on April 10, 2015, which was equivalent to a pro-rated $.25 per share quarterly dividend. Following the completion of the spin-off and the reverse stock split, Windstream expects to pay an annual dividend of $.60 per share, paid on a quarterly basis. This practice can be changed at any time at the discretion of the board of directors, and is subject to the restricted payment capacity under Windstream Services’ debt covenants as further discussed below. During the first quarter of 2015, dividends paid to shareholders were $151.5 million, which was an increase of $1.3 million, as compared to the same period in 2014. On May 5, 2015, we declared a cash dividend of $.1104 per share on our common stock, which is equivalent of a prorated per share quarterly dividend for the period beginning April 25, 2015 and ending June 30, 2015, which is payable on July 15, 2015, to shareholders of record on June 30, 2015.

Debt and Dividend Capacity

Windstream Holdings has no debt obligations. All of our debt, including the facility described below, has been incurred by our subsidiaries (primarily Windstream Services). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

As of March 31, 2015, we had $8,820.6 million in long-term debt outstanding, including current maturities (see Note 3). As of March 31, 2015, the amount available for borrowing under Windstream Services’ revolving line of credit was $409.2 million.

As further discussed in Note 13, through the completion of the debt-for-debt exchange and the completion of the long-term debt tender offers, Windstream Services expects to decrease its long-term debt outstanding by approximately $3.4 billion. As of the spin-off date, Windstream retained a passive ownership interest of approximately 19.6 percent of the common stock of CS&L. Windstream intends to use all of its shares of CS&L opportunistically during a twelve month period following the spin-off, subject to market conditions, to retire additional Windstream Services debt. In conjunction with the spin-off, on April 24, 2015, Windstream Services amended its senior secured credit facility to extend the maturity of its revolving credit facility to April 24, 2020. Otherwise, the borrowing capacity under the amended revolving credit agreement was unchanged and provides for borrowings up to an aggregate principal amount of $1,250.0 million.

As of March 31, 2015, Windstream Services had in excess of $1 billion of restricted payment capacity as governed by its credit facility. Following the completion of the spin-off and amendment of the credit facility on April 24, 2015, Windstream Services’ credit agreement was amended to (i) reset the restricted payment capacity to $750 million and (ii) among other things, exclude the master lease payment as a future restricted payment. The restricted payment capacity may limit the amount of dividends Windstream Services may distribute to Windstream Holdings to fund future dividend payments to Windstream Holdings’ shareholders. Under terms of the credit facility, payments required under the master lease are deducted from OIBDA. Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

Debt Covenants and Amendments

The terms of the credit facility and indentures issued by Windstream Services include customary covenants that, among other things, require Windstream Services to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. The terms of the indentures assumed in connection with the acquisition of PAETEC include restrictions on the ability of the subsidiary to incur additional indebtedness, including a maximum leverage ratio, with the most restrictive being 4.75 to 1.0.

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2015, Windstream Services was in compliance with all debt covenants and restrictions.

Windstream Services’ senior secured credit facility and its indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at March 31, 2015:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$8,820.6
Capital leases, including current maturities	50.1
Total long term debt and capital leases	$8,870.7
Operating income, last twelve months	$461.6
Depreciation and amortization, last twelve months	1,388.2
Other non-cash and non-recurring expense adjustments required by the credit facility and indentures (a)	247.4
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$2,097.2
Leverage ratio (b)	4.23
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$2,097.2
Interest expense, last twelve months	$571.0
Adjustments required by the credit facility and indentures (c)	(8.7)
Adjusted interest expense	$562.3
Interest coverage ratio (d)	3.73
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility and indentures primarily consist of the exclusion of pension and share-based compensation expense, non-recurring merger, integration and restructuring charges.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)	Adjustments required by the credit facility and indentures primarily consist of the inclusion of capitalized interest and amortization of the discount on long-term debt, net of premiums.

(d)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

Credit Ratings

As of March 31, 2015, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	Ba2	BB+	BBB-
Senior unsecured credit rating (a) (c)	B1	B	BB
Corporate credit rating (b)	Ba3	BB-	BB
Outlook (b)	Stable	Negative	Stable

(a)	Ratings assigned to Windstream Services.

(b)	Corporate credit rating and outlook assigned to Windstream Services for Moody’s and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

(c)	Following the spin-off transaction, on April 28, 2015, S&P upgraded Windstream Services’ unsecured debt rating from B to BB-.

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

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of March 31, 2015:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$912.5	$1,646.8	$2,689.6	$3,551.3	$8,800.2
Interest payments on long-term debt obligations (b)	525.2	996.8	695.2	666.4	2,883.6
Total projected long-term debt and interest payments	$1,437.7	$2,643.6	$3,384.8	$4,217.7	$11,683.8

(a)	Excludes $20.4 million of unamortized premiums (net of discounts) included in long-term debt at March 31, 2015.

(b)	Variable rates on Tranches A and B of the senior secured credit facility are calculated in relation to LIBOR, which was 0.17 percent at March 31, 2015.

Otherwise, there have been no significant changes in our contractual obligations and commitments since December 31, 2014, as set forth in our Annual Report on Form 10-K.

The following table presents a summary of our material contractual obligations and commitments on a pro forma basis to reflect the spin-off including: debt-for-debt exchange, redemption of notes, amendment and extension of Windstream Services revolving line of credit and payments due under the master lease agreement between Windstream Holdings and CS&L, as if the transactions had occurred as of March 31, 2015:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities	$5.9	$1,111.8	$564.9	$3,832.8	$5,515.4
Interest payments on long-term debt obligations	381.4	749.8	563.7	671.3	2,366.2
Long-term lease obligation	141.3	329.1	413.5	4,247.9	5,131.8
Interest payments on long-term lease obligation	508.7	970.9	896.2	2,500.6	4,876.4
Total projected long-term debt, interest payments, and other lease obligation	$1,037.3	$3,161.6	$2,438.3	$11,252.6	$17,889.8

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended March 31,
(Millions)	2015	2014	%
Operating income	$119.9	$167.8
Depreciation and amortization	340.7	338.9
OIBDA (a)	$460.6	$506.7	(9)%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the core earnings capacity of providing communications and technology services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, assessing goodwill for impairment, accounting for pension benefits, calculating depreciation and amortization expense, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the three month period ended March 31, 2015.
Goodwill Impairment Assessment

During the first quarter of 2015, we completed our annual goodwill impairment analysis as of January 1, 2015 and concluded that goodwill for all three of our reporting units was not impaired as of that date, and accordingly, no further analysis was required. The fair value of each of our reporting units significantly exceeded its carrying amounts as of January 1, 2015 such that a hypothetical 10 percent decrease in the fair value of the reporting units would not have triggered additional impairment testing and analysis. Changes in the key assumptions used in the impairment analysis due to changes in market conditions could adversely affect the calculated fair value of goodwill, materially affecting the carrying value and our future consolidated operating results. See Note 2 for additional information about the testing methodology and results.
Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1.

•	Presentation of Debt Issuance Costs

•	Revenue Recognition

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about our expectation to return a portion of our cash flow to shareholders through our dividend, our expectation to maintain our current dividend practice at the current rate of dividend, expected levels of support from universal service funds or other government programs, expected rates of loss of voice lines or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, the amounts expected to be received from the Connect America Fund and the Rural Utilities Service to fund the deployment of broadband services and the expected benefits of those services and forecasted capital expenditure amounts, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, and expected annualized savings from the management restructuring. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

•
our pending election to accept or reject state-wide offers under the FCC’s Connect America Fund, Phase 2, and the impact of such election on our future receipt of federal universal service funds and capital expenditures;

•	the impact of new, emerging or competing technologies;

•
for certain operations where we lease facilities from other carriers, adverse effects on the availability, quality of service, price of facilities and services provided by other carriers on which our services depend;

•
the uncertainty regarding the implementation of the FCC rules on intercarrier compensation adopted in 2011, and the potential for the adoption of further rules by the FCC or Congress on intercarrier compensation and/or universal service reform proposals that result in a significant loss of revenue to us;

•	unfavorable rulings by state public service commissions in proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate;

•	unfavorable results of litigation or intellectual property infringement claims asserted against us;

•	changes to our current dividend practice which is subject to our capital allocation policy and may be changed at any time at the discretion of our board of directors;

•
our ability to make rent payments under the Master Lease to CS&L, which may be affected by results of operations, changes in our cash requirements, cash tax payment obligations, or overall financial position;

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

•
those additional factors under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks at March 31, 2015 are similar to the market risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015. Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk. As further discussed below, we are exposed to market risk from changes in interest rates. We do not own any marketable equity securities other than highly liquid cash equivalents, nor do we operate in foreign countries denominated in foreign currencies.

Interest Rate Risk

We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates we are charged under Windstream Services’ senior secured credit facility. Under our current policy, Windstream Services enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of our total debt outstanding. For a detailed discussion of our interest rate swap agreements, see Note 4 to the consolidated financial statements.

We have established policies and procedures for risk assessment and the approval, reporting and monitoring of interest rate swap activity. We do not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of March 31, 2015, Windstream Services has entered into ten pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The maturities of the ten interest rate swaps range from June 17, 2016 to October 17, 2019. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates.

As of March 31, 2015 and 2014, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $1,648.3 million, and $1,527.0 million, or approximately 18.7 percent and 17.7 percent of Windstream Services’ total outstanding long-term debt, respectively. We have estimated our interest rate risk using a sensitivity analysis. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $16.5 million and $15.3 million for the three month periods ended March 31, 2015 and 2014, respectively. Actual results may differ from this estimate.

As further discussed in Note 13, in connection with the spin-off, Windstream Services terminated seven of its interest rate swaps.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Windstream Holdings’ and Windstream Services’ disclosure controls and procedures as of the end of the period covered by these quarterly reports (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in Windstream Holdings’ and Windstream Services’ internal control over financial reporting that occurred during the period covered by these quarterly reports, and they have concluded that there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 70.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)
May 7, 2015	May 7, 2015

WINDSTREAM HOLDINGS, INC. WINDSTREAM SERVICES, LLC FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

2.1
Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated herein by reference to Exhibit 2.1 to Windstream Holdings, Inc’s and Windstream Services, LLC’s Form 8-K dated March 26, 2015).
*

3.5	State of Delaware Certificate of Formation of Windstream Services, LLC.	(a)

4.21
Seventh Supplemental Indenture to the 7.875% Senior Notes due 2017, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee.
(a)

4.22
Second Supplemental Indenture to the 8.125% Senior Notes due 2018, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee.
(a)

4.23
Second Supplemental Indenture to the 7.75% Senior Notes due 2020, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee.
(a)

4.24
First Supplemental Indenture to the 7.50% Senior Notes due 2023, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee.
(a)

4.25
First Supplemental Indenture to the 7.75% Senior Notes due 2021, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee.
(a)

4.26
First Supplemental Indenture to the 7.50% Senior Notes due 2022, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee.
(a)

4.27
First Supplemental Indenture to the 6 3/8% Senior Notes due 2023, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee.
(a)

4.28
First Supplemental Indenture to the 7.75% Senior Notes due 2021, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee.
(a)

10.29	Operating Agreement of Windstream Services, LLC.	(a)

10.30
Master Lease, entered into as of April 24, 2015, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc. as Tenant (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.31
Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.32
Stockholder’s and Registration Rights Agreements, made as of April 24, 2015, by and between Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated herein by reference to Exhibit 10.7 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

WINDSTREAM HOLDINGS, INC. WINDSTREAM SERVICES, LLC FORM 10-Q INDEX OF EXHIBITS, Continued

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