Form 10-Q
period 2015-06-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2015-08-06
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 31, 2015, 104,017,719 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

The Exhibit Index is located on page 74.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2015	2014	2015	2014
Revenues and sales:
Service revenues:
Enterprise	$485.2	$468.7	$967.4	$928.6
Small business	253.8	279.9	512.5	568.1
Consumer	313.8	316.8	626.0	629.8
Carrier	172.3	183.3	348.8	373.1
Regulatory and other	152.1	169.0	304.3	337.8
Total service revenues	1,377.2	1,417.7	2,759.0	2,837.4
Product sales	43.9	48.3	80.7	93.5
Total revenues and sales	1,421.1	1,466.0	2,839.7	2,930.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	685.2	666.3	1,365.2	1,324.2
Cost of products sold	38.4	40.0	70.3	81.1
Selling, general and administrative	215.7	236.6	440.7	475.5
Depreciation and amortization	341.8	344.0	682.5	682.9
Merger and integration costs	57.3	8.1	71.4	16.0
Restructuring charges	3.4	3.8	10.4	16.2
Total costs and expenses	1,341.8	1,298.8	2,640.5	2,595.9
Operating income	79.3	167.2	199.2	335.0
Other income (expense), net	22.3	(0.7)	21.1	0.2
Loss on early extinguishment of debt	(43.4)	—	(43.4)	—
Interest expense	(217.5)	(142.5)	(358.6)	(284.4)
(Loss) income before income taxes	(159.3)	24.0	(181.7)	50.8
Income tax (benefit) expense	(48.1)	10.0	(75.8)	20.8
Net (loss) income	$(111.2)	$14.0	$(105.9)	$30.0
Basic and diluted (loss) earnings per share:
Net (loss) income	($1.13)	$.13	($1.08)	$.28

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2015	2014	2015	2014
Net (loss) income	$(111.2)	$14.0	$(105.9)	$30.0
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding loss arising during the period	(109.3)	—	(109.3)	—
Unrealized holding loss on available-for-sale securities	(109.3)	—	(109.3)	—
Interest rate swaps:
Changes in designated interest rate swaps	20.9	(13.0)	12.3	(19.9)
Amortization of unrealized losses on de-designated interest rate swaps	3.7	4.1	7.1	8.3
Income tax (expense) benefit	(9.5)	3.4	(7.5)	4.4
Unrealized gain (loss) on interest rate swaps	15.1	(5.5)	11.9	(7.2)
Postretirement and pension plans:
Change in net actuarial (loss) gain for postretirement plan	(0.6)	3.7	(0.6)	2.9
Plan curtailment	(13.4)	—	(13.4)	(9.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.3	—	0.5	—
Amortization of prior service credits	(1.3)	(1.1)	(2.6)	(2.8)
Income tax benefit (expense)	5.7	(0.9)	5.9	3.6
Change in postretirement and pension plans	(9.3)	1.7	(10.2)	(5.8)
Other comprehensive loss	(103.5)	(3.8)	(107.6)	(13.0)
Comprehensive (loss) income	$(214.7)	$10.2	$(213.5)	$17.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$47.0	$27.8
Restricted cash	2.9	6.7
Accounts receivable (less allowance for doubtful
accounts of $39.6 and $43.4, respectively)	665.7	635.5
Inventories	73.1	63.7
Deferred income taxes	166.3	105.4
Prepaid expenses and other	159.2	164.6
Total current assets	1,114.2	1,003.7
Goodwill	4,340.0	4,352.8
Other intangibles, net	1,640.9	1,764.0
Net property, plant and equipment	5,291.7	5,412.3
Investment in CS&L common stock	726.4	—
Other assets	91.2	92.9
Total Assets	$13,204.4	$12,625.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$5.9	$717.5
Current portion of long-term lease obligations	142.8	—
Current portion of interest rate swaps	16.3	28.5
Accounts payable	369.6	403.3
Advance payments and customer deposits	211.1	214.7
Accrued dividends	11.9	152.4
Accrued taxes	93.1	95.2
Accrued interest	84.5	102.5
Other current liabilities	281.9	328.9
Total current liabilities	1,217.1	2,043.0
Long-term debt	5,637.9	7,846.5
Long-term lease obligations	5,045.4	81.0
Deferred income taxes	382.5	1,878.6
Other liabilities	486.5	551.8
Total liabilities	12,769.4	12,400.9
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $.0001 par value, 166.7 shares authorized,
104.1 and 100.5 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	675.8	252.1
Accumulated other comprehensive (loss) income	(95.5)	12.1
Accumulated deficit	(145.4)	(39.5)
Total shareholders’ equity	435.0	224.8
Total Liabilities and Shareholders’ Equity	$13,204.4	$12,625.7

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2015	2014
Cash Provided from Operations:
Net (loss) income	$(105.9)	$30.0
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation and amortization	682.5	682.9
Provision for doubtful accounts	23.5	23.0
Share-based compensation expense	28.3	27.7
Deferred income taxes	(83.4)	10.5
Unamortized net premium on retired debt	(15.5)	—
Amortization of unrealized losses on de-designated interest rate swaps	7.1	8.3
Plan curtailment and other, net	(8.2)	5.7
Changes in operating assets and liabilities, net
Accounts receivable	(53.7)	(18.7)
Prepaid income taxes	9.2	12.4
Prepaid expenses and other	(12.5)	(16.7)
Accounts payable	(29.2)	(38.8)
Accrued interest	(20.2)	(2.3)
Accrued taxes	(2.1)	(9.2)
Other current liabilities	(13.0)	(11.9)
Other liabilities	(6.7)	(9.7)
Other, net	(20.2)	(11.6)
Net cash provided from operations	380.0	681.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(444.3)	(358.8)
Broadband network expansion funded by stimulus grants	—	(10.3)
Changes in restricted cash	3.8	1.8
Grant funds received for broadband stimulus projects	17.5	21.7
Grant funds received from Connect America Fund - Phase I	—	26.0
Network expansion funded by Connect America Fund - Phase I	(42.9)	—
Other, net	9.0	—
Net cash used in investing activities	(456.9)	(319.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(342.6)	(300.9)
Payment received from CS&L in spin-off	1,035.0	—
Repayments of debt and swaps	(1,641.9)	(668.5)
Proceeds of debt issuance	1,100.0	635.0
Debt issuance costs	(3.7)	—
Payments under long-term lease obligations	(24.5)	—
Payments under capital lease obligations	(18.4)	(12.1)
Other, net	(7.8)	(8.9)
Net cash provided from (used in) financing activities	96.1	(355.4)
Increase in cash and cash equivalents	19.2	6.6
Cash and Cash Equivalents:
Beginning of period	27.8	48.2
End of period	$47.0	$54.8
Supplemental Cash Flow Disclosures:
Interest paid	$377.1	$283.6
Income taxes (refunded) paid, net	$(1.5)	$1.1

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2014	$252.2	$12.1	$(39.5)	$224.8
Net loss	—	—	(105.9)	(105.9)
Other comprehensive (loss) income, net of tax:
Unrealized holding loss on available-for-sale securities	—	(109.3)	—	(109.3)
Change in postretirement and pension plans	—	(10.2)	—	(10.2)
Amortization of unrealized losses on de-designated interest rate swaps	—	4.4	—	4.4
Changes in designated interest rate swaps	—	7.5	—	7.5
Comprehensive loss	—	(107.6)	(105.9)	(213.5)
Effect of REIT spin-off (See Note 2)	599.2	—	—	599.2
Share-based compensation expense (See Note 9)	10.5	—	—	10.5
Stock issued for management incentive compensation plans (See Note 9)	2.4	—	—	2.4
Stock issued to employee savings plan (See Note 8)	21.6	—	—	21.6
Taxes withheld on vested restricted stock and other	(8.2)	—	—	(8.2)
Dividends of $2.01 per share declared to shareholders	(201.8)	—	—	(201.8)
Balance at June 30, 2015	$675.9	$(95.5)	$(145.4)	$435.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2015	2014	2015	2014
Revenues and sales:
Service revenues:
Enterprise	$485.2	$468.7	$967.4	$928.6
Small business	253.8	279.9	512.5	568.1
Consumer	313.8	316.8	626.0	629.8
Carrier	172.3	183.3	348.8	373.1
Regulatory and other	152.1	169.0	304.3	337.8
Total service revenues	1,377.2	1,417.7	2,759.0	2,837.4
Product sales	43.9	48.3	80.7	93.5
Total revenues and sales	1,421.1	1,466.0	2,839.7	2,930.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	685.2	666.3	1,365.2	1,324.2
Cost of products sold	38.4	40.0	70.3	81.1
Selling, general and administrative	215.0	235.5	439.4	473.9
Depreciation and amortization	341.8	344.0	682.5	682.9
Merger and integration costs	57.3	8.1	71.4	16.0
Restructuring charges	3.4	3.8	10.4	16.2
Total costs and expenses	1,341.1	1,297.7	2,639.2	2,594.3
Operating income	80.0	168.3	200.5	336.6
Other income (expense), net	22.3	(0.7)	21.1	0.2
Loss on early extinguishment of debt	(43.4)	—	(43.4)	—
Interest expense	(217.5)	(142.5)	(358.6)	(284.4)
(Loss) income before income taxes	(158.6)	25.1	(180.4)	52.4
Income tax (benefit) expense	(47.9)	10.4	(75.3)	21.4
Net (loss) income	$(110.7)	$14.7	$(105.1)	$31.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2015	2014	2015	2014
Net (loss) income	$(110.7)	$14.7	$(105.1)	$31.0
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding loss arising during the period	(109.3)	—	(109.3)	—
Unrealized holding loss on available-for-sale securities	(109.3)	—	(109.3)	—
Interest rate swaps:
Changes in designated interest rate swaps	20.9	(13.0)	12.3	(19.9)
Amortization of unrealized losses on de-designated interest rate swaps	3.7	4.1	7.1	8.3
Income tax (expense) benefit	(9.5)	3.4	(7.5)	4.4
Unrealized gain (loss) on interest rate swaps	15.1	(5.5)	11.9	(7.2)
Postretirement and pension plans:
Change in net actuarial (loss) gain for postretirement plan	(0.6)	3.7	(0.6)	2.9
Plan curtailment	(13.4)	—	(13.4)	(9.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.3	—	0.5	—
Amortization of prior service credits	(1.3)	(1.1)	(2.6)	(2.8)
Income tax benefit (expense)	5.7	(0.9)	5.9	3.6
Change in postretirement and pension plans	(9.3)	1.7	(10.2)	(5.8)
Other comprehensive loss	(103.5)	(3.8)	(107.6)	(13.0)
Comprehensive (loss) income	$(214.2)	$10.9	$(212.7)	$18.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except number of shares)	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$47.0	$27.8
Restricted cash	2.9	6.7
Accounts receivable (less allowance for doubtful
accounts of $39.6 and $43.4, respectively)	665.7	635.5
Inventories	73.1	63.7
Deferred income taxes	166.3	105.4
Prepaid expenses and other	159.2	164.6
Total current assets	1,114.2	1,003.7
Goodwill	4,340.0	4,352.8
Other intangibles, net	1,640.9	1,764.0
Net property, plant and equipment	5,291.7	5,412.3
Investment in CS&L common stock	726.4	—
Other assets	91.2	92.9
Total Assets	$13,204.4	$12,625.7
Liabilities and Member Equity
Current Liabilities:
Current maturities of long-term debt	$5.9	$717.5
Current portion of long-term lease obligations	142.8	—
Current portion of interest rate swaps	16.3	28.5
Accounts payable	369.6	403.3
Advance payments and customer deposits	211.1	214.7
Payable to Windstream Holdings, Inc.	11.9	152.4
Accrued taxes	93.1	95.2
Accrued interest	84.5	102.5
Other current liabilities	281.9	328.9
Total current liabilities	1,217.1	2,043.0
Long-term debt	5,637.9	7,846.5
Long-term lease obligations	5,045.4	81.0
Deferred income taxes	382.5	1,878.6
Other liabilities	486.5	551.8
Total liabilities	12,769.4	12,400.9
Commitments and Contingencies (See Note 7)
Member Equity:
Additional paid-in capital	673.7	250.8
Accumulated other comprehensive (loss) income	(95.5)	12.1
Accumulated deficit	(143.2)	(38.1)
Total member equity	435.0	224.8
Total Liabilities and Member Equity	$13,204.4	$12,625.7

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2015	2014
Cash Provided from Operations:
Net (loss) income	$(105.1)	$31.0
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation and amortization	682.5	682.9
Provision for doubtful accounts	23.5	23.0
Share-based compensation expense	28.3	27.7
Deferred income taxes	(83.4)	10.5
Unamortized net premium on retired debt	(15.5)	—
Amortization of unrealized losses on de-designated interest rate swaps	7.1	8.3
Plan curtailment and other, net	(8.2)	5.7
Changes in operating assets and liabilities, net
Accounts receivable	(53.7)	(18.7)
Prepaid income taxes	9.2	12.4
Prepaid expenses and other	(12.5)	(16.7)
Accounts payable	(29.2)	(38.8)
Accrued interest	(20.2)	(2.3)
Accrued taxes	(2.1)	(9.3)
Other current liabilities	(13.0)	(11.9)
Other liabilities	(6.7)	(9.7)
Other, net	(20.2)	(11.6)
Net cash provided from operations	380.8	682.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(444.3)	(358.8)
Broadband network expansion funded by stimulus grants	—	(10.3)
Changes in restricted cash	3.8	1.8
Grant funds received for broadband stimulus projects	17.5	21.7
Grant funds received from Connect America Fund - Phase I	—	26.0
Network expansion funded by Connect America Fund - Phase I	(42.9)	—
Other, net	9.0	—
Net cash used in investing activities	(456.9)	(319.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(343.4)	(301.8)
Payment received from CS&L in spin-off	1,035.0	—
Repayments of debt and swaps	(1,641.9)	(668.5)
Proceeds of debt issuance	1,100.0	635.0
Debt issuance costs	(3.7)	—
Payments under long-term lease obligations	(24.5)	—
Payments under capital lease obligations	(18.4)	(12.1)
Other, net	(7.8)	(8.9)
Net cash provided from (used in) financing activities	95.3	(356.3)
Increase in cash and cash equivalents	19.2	6.6
Cash and Cash Equivalents:
Beginning of period	27.8	48.2
End of period	$47.0	$54.8
Supplemental Cash Flow Disclosures:
Interest paid	$377.1	$283.6
Income taxes (refunded) paid, net	$(1.5)	$1.1

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2014	$250.8	$12.1	$(38.1)	$224.8
Net loss	—	—	(105.1)	(105.1)
Other comprehensive (loss) income, net of tax:
Unrealized holding loss on available-for-sale securities	—	(109.3)	—	(109.3)
Change in postretirement and pension plans	—	(10.2)	—	(10.2)
Amortization of unrealized losses on de-designated interest rate swaps	—	4.4	—	4.4
Changes in designated interest rate swaps	—	7.5	—	7.5
Comprehensive loss	—	(107.6)	(105.1)	(212.7)
Effect of REIT spin-off (See Note 2)	599.2	—	—	599.2
Share-based compensation expense (See Note 9)	10.5	—	—	10.5
Stock issued for management incentive compensation plans (See Note 9)	2.4	—	—	2.4
Stock issued to employee savings plan (See Note 8)	21.6	—	—	21.6
Taxes withheld on vested restricted stock and other	(8.2)	—	—	(8.2)
Distributions payable to Windstream Holdings, Inc.	(202.6)	—	—	(202.6)
Balance at June 30, 2015	$673.7	$(95.5)	$(143.2)	$435.0

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

Organizational Structure –Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Services, LLC (“Windstream Services”), formerly Windstream Corporation. Windstream Holdings common stock trades on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “WIN”. Effective February 28, 2015, Windstream Corporation was converted to a limited liability company (“LLC”). As a result, all issued and outstanding common stock of Windstream Corporation held by Windstream Holdings was converted into a 100 percent interest in Windstream Services. The conversion of Windstream Services to a LLC has been accounted for as a change in reporting entity and accordingly, the historical equity presentation of Windstream Services reflect the effect of the LLC conversion for all periods presented. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

As further discussed in Note 2, on April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate into an independent, publicly traded real estate investment trust (“REIT”). Upon completion of the spin-off, we amended our certificate of incorporation to decrease the number of authorized shares of common stock from 1.0 billion to 166.7 million and enacted a one-for-six reverse stock split with respect to all of our outstanding shares of common stock which became effective on April 26, 2015. All share data of Windstream Holdings presented has been retrospectively adjusted to reflect the effects of the decrease in its authorized shares and the reverse stock split, as appropriate.

Description of Business – We are a leading provider of advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers primarily in rural markets. We have operations in 48 states and the District of Columbia and we operate a local and long-haul fiber network spanning approximately 121,000 miles and 27 data centers offering managed services and cloud computing.

Enterprise and small business service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services to enterprise and small business customers. Carrier revenues include revenues from other carriers for special access circuits and fiber connections as well as voice and data services sold on a wholesale basis. Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. Regulatory revenues include switched access revenues and Universal Service Fund (“USF”) revenues. Other service revenues include USF surcharge revenues, other miscellaneous services and, for periods prior to the April 24, 2015 spin-off, consumer revenues generated in markets where we lease the connection to the customer premise. As further discussed in Note 2, substantially all of this business was transferred to the REIT.

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

Revisions to Prior Period Financial Statements

During the first half of 2015, as a result of the recent change in our executive management team, we have begun to reorganize the way in which we will manage our business for purposes of operating decisions and assessing profitability. In undertaking this reorganizational effort, which has yet to be completed, management became aware of and corrected for the immaterial misclassification of certain operating expenses. The previously reported amounts included certain costs related to customer service delivery, customer care and field operations that had been classified as selling, general and administrative expense and should have been reported as cost of services. These revisions did not impact previously reported operating income, net income or comprehensive income.

The following tables present the effect of the revisions to Windstream Holdings’ consolidated statements of operations for the three and six month periods ended June 30:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Millions)	As Previously Reported	Effect of Revision	As Revised	As Previously Reported	Effect of Revision	As Revised
Cost of services	$652.3	$14.0	$666.3	$1,296.9	$27.3	$1,324.2
Selling, general and administrative	250.6	(14.0)	236.6	502.8	(27.3)	475.5

The effect of the revisions to Windstream Services’ consolidated statements of operations would be the same for all periods presented. We evaluated the materiality of these revisions and have determined they were not material to any prior period. We expect to complete the reorganization of our operations in the third quarter of 2015 and will reassess our segment reporting at that time.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

During the second quarter of 2015, management identified a classification error within the shareholders’ equity section of our consolidated balance sheet as of December 31, 2014.  Specifically, additional paid-in capital as originally reported of $212.7 million was understated by $39.5 million while retained earnings as originally reported of zero was overstated by $39.5 million due to the manner in which dividends were recorded during the year.  As this classification error had no effect on our total shareholders’ equity balance as of December 31, 2014, management determined the related impact was not material to the previously issued financial statements. The accompanying consolidated balance sheet as of December 31, 2014 has been revised to correct this classification error.

Certain other prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net (loss) income or comprehensive (loss) income.

Recently Adopted Accounting Standards

Presentation of Debt Issuance Costs – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard outlines a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. During the second quarter of 2015, we early adopted this guidance and have classified in our consolidated balance sheets unamortized debt issuance costs from other assets to long-term debt for all periods presented (see Note 4). The effect of this change was to reduce the previously reported amounts within the accompanying consolidated balance sheet as of December 31, 2014 for other assets and long-term debt by $87.7 million or a decrease in other assets from $180.6 million to $92.9 million and long-term debt from $7,934.2 million to $7,846.5 million. Adoption of this guidance did not affect our consolidated results of operations, financial position or liquidity.

Recently Issued Authoritative Guidance

Revenue Recognition – In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to all periods presented in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect adjustment in the year of adoption. When issued, ASU 2014-09 was to be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption was not permitted. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, or January 1, 2018, for calendar companies like Windstream. Entities are permitted to early adopt the standard, but not before the original effective date of December 15, 2016. We are in the process of determining the method of adoption and assessing the impact the new standard will have on our consolidated financial statements.

Fair Value Measurement Disclosures - In May 2015, the FASB issued Accounting Standards Update No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent), which amends certain fair value measurement disclosures (“ASU 2015-07”). The standard removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and also removes certain related disclosure requirements. ASU 2015-07 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 31, 2015, with early adoption permitted. Adoption of this standard will impact certain of the disclosures related to our qualified pension plan assets, but otherwise is not expected to have a material impact on our consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Completion of Spin-off of Certain Network and Real Estate Assets:

On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded REIT. The spin-off also included substantially all of our consumer competitive local exchange carrier (“CLEC”) business. The telecommunications network assets consisted of copper cable and fiber optic cable lines, telephone poles, underground conduits, concrete pads, attachment hardware (e.g., bolts and lashings), pedestals, guy wires, anchors, signal repeaters, and central office land and buildings, with a net book value of approximately $2.5 billion. We requested and received a private letter ruling from the Internal Revenue Service on the qualification of the spin-off as a tax-free transaction and the designation of the telecommunications network assets as real estate.

Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the telecommunications network assets and the consumer CLEC business to Communications Sales & Leasing, Inc. (“CS&L”), a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of CS&L common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by CS&L to Windstream of approximately $2.5 billion of CS&L debt securities. After giving effect to the interest in CS&L retained by Windstream, each Windstream Holdings shareholder received one share of CS&L for every five shares of Windstream Holdings common stock held as of the record date of April 10, 2015 in the form of a tax-free dividend. An ex-date of April 27, 2015 was established by NASDAQ, and all trades through the close of business on April 24, 2015 carried the right to receive the distribution. No fractional shares were distributed in connection with the spin-off, with a cash payment being made in lieu of any fractional shares.

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

In connection with the spin-off transaction, Windstream entered into an exchange agreement (the “Exchange Agreement”), with J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. (together, the “Investment Banks”), and CS&L. Pursuant to the terms of the Exchange Agreement, Windstream agreed to transfer the CS&L Securities and cash to the Investment Banks, in exchange for the transfer by the Investment Banks to Windstream of certain debt securities of Windstream Services consisting of $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit held by the Investment Banks. On April 24, 2015, following the completion of the spin-off transaction, Windstream and the Investment Banks completed the exchange of debt securities pursuant to the terms of the Exchange Agreement. We incurred approximately $35.4 million of costs in completing the debt-for-debt exchange. In conjunction with the retirement of debt, Windstream Services terminated seven of its ten interest rate swaps designated as cash flow hedges of the variable cash flows paid on its senior secured credit facility. Windstream Services paid $22.7 million to terminate the interest rate swaps.

As of the spin-off date, excluding restricted shares held by Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. Windstream intends to use all of its shares of CS&L opportunistically within the next 18 to 24 months, subject to market conditions, to retire additional Windstream Services debt. Windstream has classified its shares of CS&L common stock as an available-for-sale security and, accordingly, the shares are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). No deferred income taxes will be recorded with respect to any unrealized gains and losses due to the tax-free qualification of the spin-off.

For employees and directors remaining with Windstream, restricted stock awarded pursuant to our equity incentive plans and held by employees and directors at the time of the distribution continue to represent the right to receive shares of Windstream Holdings’ common stock. In addition, the holders of these restricted shares received restricted shares of CS&L common stock equivalent to the number of shares of CS&L common stock that was received with respect to each share of unrestricted Windstream Holdings’ common stock at the time of the distribution. The existing Windstream Holdings’ restricted stock and newly issued CS&L restricted stock remain subject to vesting and other terms and conditions as prescribed by our equity incentive plans. The number of Windstream Holdings’ shares underlying any outstanding stock options and the related per share exercise price were adjusted to maintain both the aggregate fair market value of stock underlying the stock options and the relationship between the per share exercise price and the related per share market value, pursuant to the terms of the applicable Windstream Holdings’ equity incentive plans and taking into account the change in the market value of Windstream Holdings’ common stock as a result of the distribution.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Completion of Spin-off of Certain Network and Real Estate Assets, Continued:

As further discussed in Note 4, following the spin-off, Windstream entered into an agreement to lease back the telecommunications network assets from CS&L.

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2014	$4,352.8
Disposition during the period (a)	(12.8)
Balance at June 30, 2015	$4,340.0

(a)	Represents the portion of historical goodwill allocated to the consumer CLEC business that was transferred to CS&L in conjunction with the spin-off (see Note 2).

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

As previously discussed, as a result of recent changes in our executive management team, we have begun to reorganize the way in which we manage our business and will reassess our reporting unit structure during the third quarter of 2015.

Other intangible assets arising from business combinations are initially recorded at estimated fair value and amortized over the estimated useful lives.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Goodwill and Other Intangible Assets, Continued:

Other intangible assets were as follows at:

	June 30, 2015			December 31, 2014
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(264.7)	$1,020.4	$1,285.1	$(243.3)	$1,041.8
Customer lists (a)	1,879.5	(1,273.6)	605.9	1,914.0	(1,203.4)	710.6
Cable franchise rights	39.8	(28.8)	11.0	39.8	(28.2)	11.6
Other (b)	42.0	(38.4)	3.6	37.9	(37.9)	—
Balance	$3,246.4	$(1,605.5)	$1,640.9	$3,276.8	$(1,512.8)	$1,764.0

(a)	In connection with the spin-off, we transferred customer lists with a gross cost of $34.5 million and a net carrying value of $13.1 million to CS&L (see Note 2).

(b)	During the first quarter of 2015, we acquired for cash non-exclusive licenses to various patents, which are being amortized on a straight-line basis over the estimated useful life of 3 years.

Intangible asset amortization methodology and useful lives were as follows as of June 30, 2015:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum-of-years-digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $56.5 million and $114.1 million for the three and six month periods ended June 30, 2015, as compared to $65.1 million and $130.7 million for the same periods in 2014. Amortization expense for intangible assets subject to amortization is estimated to be as follows for each of the twelve month periods ended June 30:

Year	(Millions)
2016	$201.7
2017	177.2
2018	149.8
2019	122.9
2020	100.0
Thereafter	889.3
Total	$1,640.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	June 30, 2015	December 31, 2014
Issued by Windstream Services:
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016 (a)	$—	$344.3
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017 (a)	—	255.0
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020 (a)	—	1,318.1
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	581.2	584.1
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	480.0	625.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017	1,100.0	1,100.0
2018 Notes – 8.125%, due September 1, 2018	—	400.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	950.0	950.0
2022 Notes – 7.500%, due June 1, 2022	500.0	500.0
2023 Notes – 7.500%, due April 1, 2023	600.0	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	700.0
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	—	1.9
Debentures and notes, without collateral:
PAETEC 2018 Notes – 9.875%, due December 1, 2018	—	450.0
Premium on long-term debt, net	3.9	23.3
Unamortized debt issuance costs	(71.3)	(87.7)
	5,643.8	8,564.0
Less current maturities	(5.9)	(717.5)
Total long-term debt	$5,637.9	$7,846.5

(a)	Debt obligation was retired in connection with completion of the debt-for-debt exchange (see Note 2).

Senior Secured Credit Facility

Revolving Line of Credit - On April 24, 2015, Windstream Services amended the revolving line of credit and extended its maturity from December 17, 2015 to April 24, 2020. During the first six months of 2015, Windstream Services borrowed $1,100.0 million under the revolving line of credit in its senior secured credit facility and through completion of the debt-for-debt exchange and repayments retired $1,245.0 million of these borrowings through June 30, 2015. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $20.6 million, the amount available for borrowing under the revolving line of credit was $749.4 million at June 30, 2015.

During the first half of 2015, the variable interest rate on the revolving line of credit ranged from 2.19 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.53 percent during the period. Comparatively, the variable interest rate ranged from 2.41 percent to 4.50 percent during the first six months of 2014, with a weighted average rate on amounts outstanding during the period of 2.51 percent.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

Debentures and Notes Repaid in 2015
2018 Notes - On May 27, 2015, Windstream Services redeemed all of its $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 (the “2018 Notes”), at a redemption price payable in cash equal to $1,040.63 per $1,000 principal amount of the notes, plus accrued and unpaid interest. At the time of redemption, there was $1.4 million and $4.0 million in unamortized discount and debt issuance costs, respectively, related to the 2018 Notes.

PAETEC 2018 - On May 27, 2015, PAETEC Holding, LLC (“PAETEC”), a direct, wholly-owned subsidiary of Windstream Services, redeemed all $450.0 million of the outstanding aggregate principal amount of 9.875 percent notes due 2018 (the “PAETEC 2018 Notes”), at a redemption price payable in cash equal to $1,049.38 per $1,000 principal amount of the notes, plus accrued and unpaid interest. At the time of redemption, there was $16.9 million in unamortized premium related to the PAETEC 2018 Notes.

Windstream used a portion of the $1.035 billion cash payment received from CS&L in conjunction with the spin-off of certain telecommunication network assets to redeem these two debt obligations (see Note 2).

Cinergy Communications Company - On April 24, 2015, Windstream Services repaid all $1.9 million of the outstanding aggregate principal amount of these unsecured notes utilizing available borrowings under the amended revolving line of credit.

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. As of June 30, 2015, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more interest in Windstream Services, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of June 30, 2015.

Maturities for long-term debt outstanding as of June 30, 2015, excluding $3.9 million of unamortized net premium and $71.3 million of unamortized debt issuance costs, were as follows:

Twelve month period ended:	(Millions)
June 30, 2016	$5.9
June 30, 2017	5.9
June 30, 2018	1,105.9
June 30, 2019	5.9
June 30, 2020	1,037.6
Thereafter	3,550.0
Total	$5,711.2

Loss on Extinguishment of Debt

In conjunction with the spin-off, Windstream completed a debt-for-debt exchange retiring $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit. Following the completion of the debt-for-debt exchange, Windstream Services repaid the remaining $241.8 million aggregate principal amount of borrowings under Tranche B4. The debt-for-debt exchange and repayment were accounted for under the extinguishment method of accounting and, as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations of $15.9 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

As previously discussed, Windstream Services retired all $400.0 million of the outstanding 2018 Notes and all $450.0 million of the PAETEC 2018 Notes using a portion of the cash payment received from CS&L in conjunction with the spin-off. The retirements were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized losses due to the extinguishment of the aforementioned debt obligations during the second quarter of 2015.

The loss on extinguishment of debt was as follows for the three and six month periods ended June 30:

(Millions)	2015
Senior secured credit facility borrowings:
Premium on early redemption	$(6.6)
Third-party fees for early redemption	(0.7)
Unamortized debt issuance costs on original issuance	(8.6)
Loss on early extinguishment of senior secured credit facility borrowings	(15.9)
2018 Notes:
Premium on early redemption	(16.3)
Unamortized discount on original issuance	(1.4)
Unamortized debt issuance costs on original issuance	(4.0)
Loss on early extinguishment of 2018 Notes	(21.7)
PAETEC 2018 Notes:
Premium on early redemption	(22.2)
Unamortized premium on original issuance	16.9
Loss on early extinguishment of PAETEC 2018 Notes	(5.3)
Cinergy Communications Company Notes:
Premium on early redemption	(0.5)
Loss on early extinguishment of Cinergy Communication Company Notes	(0.5)
Total loss on early extinguishment of debt	$(43.4)

Long-term Lease Obligations

Leaseback of Telecommunications Network Assets - Following the spin-off transaction (see Note 2), on April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. Under terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options. CS&L has the right, but not the obligation, upon Windstream’ s request, to fund capital expenditures of Windstream in an aggregate amount of up to $250.0 million for a maximum period of five years.We have requested, and CS&L has agreed to fund up to $50.0 million of capital expenditures during the remainder of 2015. Monthly rent paid by us to CS&L will increase in accordance with the master lease effective as of the date of the funding. If CS&L exercises this right, the lease payments under the master lease will be adjusted at a rate of 8.125 percent of the capital expenditures funded by CS&L during the first two years and at a floating rate based on CS&L’s cost of capital thereafter. Additionally, if CS&L agrees to fund the entire $250.0 million, the initial term of the master lease will be increased from 15 years to 20 years and the number of renewal terms will be reduced from four renewal terms of five years each to three renewal terms of five years each. Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. The effective interest rate on the long-term lease obligation is 10.15 percent. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options.

Due to various forms of continuing involvement, including Windstream Services or its subsidiaries, retaining bare legal title (but not beneficial ownership) to the various easements, permits and pole attachments related to the telecommunications network assets, we accounted for the transaction as a failed spin-leaseback for financial reporting purposes. As a result, the net book value of the network assets transferred to CS&L continue to be reported in our consolidated balance sheet and all depreciable assets will be fully depreciated over the initial lease term of 15 years.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

We recorded a long-term lease obligation of approximately $5.1 billion equal to the sum of the minimum future annual lease payments over the 15-year lease term discounted to the present value based on Windstream Services’ incremental borrowing rate. As annual lease payments are made, a portion of the payment will decrease the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method.

As the master lease was entered into by Windstream Holdings for the direct benefit of Windstream Services and its subsidiaries, Windstream Services is also deemed to have continuing involvement due to retaining its regulatory obligations associated with operating the telecommunications network assets. Accordingly, the effects of the failed spin-leaseback transaction have also been reflected in the standalone consolidated financial statements of Windstream Services. Notwithstanding the foregoing accounting treatment, neither Windstream Services or its subsidiaries is a counterparty or obligor to the master lease agreement.

Leaseback of Real Estate Contributed to Pension Plan - During the third quarter of 2014, we contributed certain of our owned real property to the Windstream Pension Plan and then entered into agreements to leaseback the properties for continued use by our operating subsidiaries. Independent appraisals of the properties contributed were obtained and at the dates of contribution the properties’ aggregate fair value was $80.9 million. The lease agreements include initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis.

Due to various forms of continuing involvement, including Windstream Services’ benefit from the future appreciation of the property, the transaction has been accounted for as a failed contribution-leaseback. Accordingly, the properties continue to be reported as assets of Windstream and depreciated over their remaining useful lives until termination of the lease agreement. We recorded a long-term lease obligation equal to the fair value of the properties at the date of contribution. No gain or loss was recognized on the contribution. As lease payments are made to the Windstream Pension Plan, a portion of the payment is applied to the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method.

A summary of the current and noncurrent portions of the long-term lease obligations was as follows:

	June 30, 2015			December 31, 2014
(Millions)	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets Subject to Leaseback:
Telecommunications network assets	$142.8	$4,964.2	$5,107.0	$—	$—	$—
Real estate contributed to pension plan	—	81.2	81.2	—	81.0	81.0
Total	$142.8	$5,045.4	$5,188.2	$—	$81.0	$81.0

Undiscounted future minimum payments during the initial terms of the leases were as follows for each of the twelve month periods ended June 30:

(Millions)	Leaseback of Telecommunications Network Assets	Leaseback of Real Estate Contributed to Pension Plan	Total
Year
2016	$650.0	$6.5	$656.5
2017	650.0	6.6	656.6
2018	651.1	6.8	657.9
2019	653.8	7.0	660.8
2020	657.1	7.2	664.3
Thereafter	6,625.2	89.1	6,714.3
Total	$9,887.2	$123.2	$10,010.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

Capital Lease Obligations

We lease facilities, equipment and software for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other current liabilities and other liabilities. During the six month periods ended June 30, 2015 and 2014, we acquired assets under capital leases of $4.7 million and $0.9 million, respectively.

Future minimum lease payments under capital lease obligations were as follows for each of the twelve month periods ended June 30:

Year	(Millions)
2016	$27.3
2017	14.1
2018	1.5
2019	0.5
2020	0.5
Thereafter	1.6
Total future payments	45.5
Less: Amounts representing interest	2.6
Present value of minimum lease payments	$42.9

Interest Expense

Interest expense was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2015	2014	2015	2014
Interest expense - long-term debt	$115.2	$135.0	$248.8	$269.5
Interest expense - long-term lease obligations:
Telecommunications network assets	96.0	—	96.0	—
Real estate contributed to pension plan	1.7	—	3.4	—
Impact of interest rate swaps	5.9	7.4	12.5	14.8
Interest on capital leases and other	0.7	1.0	1.4	2.1
Less capitalized interest expense	(2.0)	(0.9)	(3.5)	(2.0)
Total interest expense	$217.5	$142.5	$358.6	$284.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives:

Windstream Services enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges are recorded as a component of other comprehensive income (loss) in the current period. Any ineffective portion of the hedges is recognized in earnings in the current period.

Prior to the spin-off of CS&L, Windstream Services had entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. The swaps had a notional value of $900.0 million and matured on October 17, 2019. The fixed interest rate paid was 3.391 percent and included a component which served to settle the liability existing on Windstream Services swaps at the time of the transaction. The variable rate received reset on the seventeenth day of each month to the one-month London Interbank Offered Rate (“LIBOR”). In addition, Windstream Services also had entered into six pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in its senior secured credit facility. These swaps had a fixed notional value of $750.0 million and matured on June 17, 2016. The fixed rate paid ranged from 1.026 to 1.040 percent plus a fixed spread of 2.750 percent. The variable rate received reset on the seventeenth day of each month to the one-month LIBOR subject to a minimum rate of 0.750 percent. All ten of the swaps were designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable rate cash flows paid on Windstream Services’ senior secured credit facility, which had varying maturity dates from December 30, 2016 to January 23, 2020. In conjunction with completing the debt-for-debt exchange previously discussed (see Note 4), Windstream Services terminated seven of the ten interest rate swaps, consisting of all six of the swaps scheduled to mature on June 17, 2016 and one of the swaps scheduled to mature on October 17, 2019. As a result, Windstream Services paid $22.7 million to the respective counterparties and recognized a pretax loss of $1.7 million upon termination of the seven interest rate swap agreements as a reclassification from accumulated other comprehensive income to other income (expense).

Two of the remaining three interest rate swaps were renegotiated to more closely align with the characteristics of Tranche B5 of Windstream Services’ senior secured credit facility. Windstream Services de-designated the three remaining swaps and froze the accumulated losses reported in accumulated other comprehensive income related to these swaps. This frozen balance will be amortized from accumulated other comprehensive income to interest expense over the remaining life of the original swaps.

The three remaining swaps have a notional value of $675.0 million and are hedging probable variable cash flows which extend up to one year beyond the maturity of certain components of the variable rate debt. Consistent with past practice, Windstream Services expects to extend or otherwise replace these components of its debt with variable rate debt. The swaps are off-market swaps, meaning they contain an embedded financing element, which the swap counterparties recover through an incremental charge in the fixed rate over what would be charged for an at-market swap. As such, a portion of the cash payment on the swaps represents the rate that Windstream Services would pay on a hypothetical at-market interest rate swap and is recognized in interest expense. The remaining portion represents the repayment of the embedded financing element and reduces the initial swap liability.

All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to the interest rate swap agreements:

(Millions, except for percentages)	June 30, 2015	December 31, 2014
Designated portion, measured at fair value:
Other assets	$—	$0.4
Other current liabilities	$16.3	$28.5
Other non-current liabilities	$21.0	$48.7
Accumulated other comprehensive income	$20.1	$4.9
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(4.6)	$(8.8)
Weighted average fixed rate paid	3.04%	3.57%
Variable rate received	0.19%	0.16%

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives, Continued:

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other income (expense), net in our consolidated statements of operations. Ineffectiveness recognized on the cash flow hedges was $(1.2) million and $(3.5) million for the three and six month periods ended June 30, 2015. Comparatively, ineffectiveness on the cash flow hedges was $(0.2) million for both the three and six month periods ended June 30, 2014.

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of June 30, 2015. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

Windstream Services expects to recognize losses of $10.3 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for the three remaining interest swap agreements at June 30, 2015. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in the value of these derivative instruments were as follows for the six month periods ended June 30:

(Millions)	2015	2014
Changes in fair value of effective portion, net of tax (a)	$7.5	$(12.3)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$4.4	$5.1

(a)	Included as a component of other comprehensive (loss) income and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $58.6 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At June 30, 2015, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2015 and December 31, 2014. As of June 30, 2015, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheet as of that date. Following the termination of the seven interest rate swaps previously discussed, there is only one trade outstanding with each counterparty.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives, Continued:

Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014:
Interest rate swaps	$0.4	$0.4	$(0.3)	$—	$0.1

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2015:
Interest rate swaps	$37.3	$37.3	$—	$—	$37.3

December 31, 2014:
Interest rate swaps	$77.2	$77.2	$(0.3)	$—	$76.9

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the six month period ended June 30, 2015 requiring these non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, investment in CS&L common stock, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, investment in CS&L common stock, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of June 30, 2015 and December 31, 2014.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Fair Value Measurements, Continued:

The fair values of the investment in CS&L common stock, interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	June 30, 2015	December 31, 2014
Recorded at Fair Value in the Financial Statements:
Investment in CS&L common stock - Level 1	$726.4	$—
Derivatives:
Interest rate swap assets - Level 2	$—	$0.4
Interest rate swap liabilities - Level 2	$37.3	$77.2

Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$5,424.5	$8,777.5

(a)
Recognized at carrying value of $5,715.1 million and $8,651.7 million in long-term debt, including current maturities and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

The fair value of CS&L common stock is based on the quoted market price of the shares on the last day of the reporting period. The CS&L common stock trades on NASDAQ.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of June 30, 2015 and December 31, 2014, the fair values of the interest rate swaps were reduced by $20.5 million and $3.3 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six month period ended June 30, 2015.

7. Commitments and Contingencies:

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

The components of pension benefit (income) expense (including provision for executive retirement agreements) were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2015	2014	2015	2014
Benefits earned during the period	$2.3	$1.9	$4.7	$4.1
Interest cost on benefit obligation	13.3	14.8	26.7	29.5
Net actuarial (gain) loss	(2.8)	6.4	(2.8)	6.4
Amortization of prior service credit	—	(0.1)	—	(0.1)
Expected return on plan assets	(17.5)	(16.7)	(35.1)	(33.9)
Net periodic benefit (income) expense	$(4.7)	$6.3	$(6.5)	$6.0

The components of postretirement benefits income were as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2015	2014	2015	2014
Interest cost on benefit obligation	$0.3	$0.1	$0.6	$0.5
Amortization of net actuarial loss	0.3	—	0.5	—
Amortization of prior service credit	(1.3)	(1.0)	(2.6)	(2.7)
Plan curtailment	(13.5)	—	(13.5)	(9.5)
Net periodic benefit income	$(14.2)	$(0.9)	$(15.0)	$(11.7)

During the second quarter of 2015, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective June 8, 2015. As a result, we remeasured the plan and recognized curtailment gains totaling $13.5 million, of which $10.7 million was recognized in cost of services expenses and $2.8 million was recognized in selling, general and administrative expenses, with the offsetting effect recorded as a reduction in accumulated other comprehensive income of $13.4 million and other liabilities of $0.1 million.

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

We contributed $1.4 million to the postretirement plan during the six month period ended June 30, 2015, and expect to contribute an additional $0.9 million for postretirement benefits throughout the remainder of 2015, excluding amounts that will be funded by participant contributions to the plan. In 2015, we expect to make in cash employer contributions for pension benefits of $0.8 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement plans. We do not expect to make a contribution to the Windstream Pension Plan during 2015. The amount and timing of future contributions to our qualified pension plan are based on a myriad of factors including investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $4.6 million and $10.2 million in the three and six month periods ended June 30, 2015, as compared to $2.7 million and $9.9 million for the same periods in 2014 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of operations. Expense related to our 2015 matching contribution expected to be made in Windstream stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. Additionally, we contributed 2.7 million shares of our common stock to the plan for the 2014 annual matching contribution during the six month period ended June 30, 2015. At the time of our contribution, the shares had a value of approximately $21.6 million as determined by the plan trustee.

9. Share-Based Compensation Plans:

All share-based compensation award information presented has been retrospectively adjusted to reflect the effects of the one-for-six reverse stock split which became effective on April 26, 2015 (see Note 1).

Effective May 6, 2015, the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”) was further amended to equitably adjust the number of shares of common stock under the plan in order to (i) reduce the shares available to address the effect of the one-for-six reverse stock split; and (ii) increase the shares available to address the effect of the REIT spin-off on the market value of Windstream Holdings common stock and to preserve the equity value of the Incentive Plan. As a result of the amendment, we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of June 30, 2015, the Incentive Plan had remaining capacity of 9.4 million awards. As of June 30, 2015, we had additional remaining capacity of 0.5 million awards under a similar equity incentive plan acquired in the PAETEC acquisition.

Our Board of Directors approves grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to these employee and director groups as a key component of their annual incentive compensation plan and one-time grants may include time-based and performance-based awards. Time-based awards generally vest over a service period of two or three years. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor’s 500 Stock Index, over a three-year period. The 2015 operating targets for these performance based restricted stock units were approved by the Board of Directors in February 2015. The standard annual grants to employees and directors were made in the second quarter of 2015 following the completion of the spin-off.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued was as follows for the six month period ended June 30, 2015:

(Thousands)	Common Shares
Vest ratably over a three-year service period	2,699.7
Vest two years from date of grant, service based	6.9
Vest variably over a three-year service period	23.0
Vest contingently over a three-year performance period	283.4
Vest one year from date of grant, service based - granted to non-employee directors	73.7
Vest three years from date of grant, service based	381.1
Total granted	3,467.8
Grant date fair value (Millions)	$36.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

Restricted stock and restricted stock unit activity for the six month period ended June 30, 2015 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2014	978.0	$53.68
Granted	3,467.8	$10.58
Vested	(368.0)	$55.66
Forfeited	(151.9)	$42.96
Non-vested at June 30, 2015	3,925.9	$15.84

At June 30, 2015, unrecognized compensation expense totaled $47.5 million and is expected to be recognized over the weighted average vesting period of 2.3 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. Share-based compensation expense for restricted stock and restricted stock units was $5.5 million and $10.5 million for the three and six month periods ended June 30, 2015, as compared to $7.6 million and $14.1 million for the same periods in 2014.

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

	Three Months Ended		Six Months Ended
(Millions)	2015	2014	2015	2014
Restricted stock and restricted units	$5.5	$7.6	$10.5	$14.1
Employee savings plan (See Note 8)	4.6	2.7	10.2	9.9
Executive and management incentive compensation plans	3.4	3.7	7.6	3.7
Share-based compensation expense	$13.5	$14.0	$28.3	$27.7

10. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. We also incurred investment banking fees, legal, accounting and other consulting fees related to the REIT spin-off. Our acquisition of PAETEC Holding Corp. (“PAETEC”) and fees related to the spin-off account for the merger and integration costs incurred for the periods presented.

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

During the first half of 2015, we incurred restructuring charges of $6.4 million related to the completion of several small workforce reductions. Additionally, we incurred charges of $3.1 million related to the special shareholder meeting held on February 20, 2015 to approve the one-for-six reverse stock split and the conversion of Windstream Corporation to Windstream Services.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the merger, integration and restructuring charges recorded for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2015	2014	2015	2014
Merger and integration costs:
Information technology conversion costs	$2.6	$4.4	$6.1	$11.5
Costs related to REIT spin-off (See Note 2)	54.5	2.1	65.0	2.6
Consulting and other costs	0.2	1.6	0.3	1.9
Total merger and integration costs	57.3	8.1	71.4	16.0
Restructuring charges	3.4	3.8	10.4	16.2
Total merger, integration and restructuring charges	$60.7	$11.9	$81.8	$32.2

After giving consideration to tax benefits on deductible items, merger, integration and restructuring charges decreased net income $37.3 million and $50.3 million for the three and six month periods ended June 30, 2015, as compared to $7.3 million and $19.8 million for the same periods in 2014.

The following is a summary of the activity related to the liabilities associated with merger, integration and restructuring charges at June 30:

(Millions)	2015
Balance, beginning of period	$11.2
Merger, integration and restructuring charges	81.8
Cash outlays during the period	(86.4)
Balance, end of period	$6.6

As of June 30, 2015, unpaid merger, integration and restructuring liabilities consisted of $3.0 million primarily associated with the restructuring initiatives and $3.6 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

11. Accumulated Other Comprehensive (Loss) Income:

Accumulated other comprehensive (loss) income balances, net of tax, were as follows:

(Millions)	June 30, 2015	December 31, 2014
Pension and postretirement plans	$4.3	$14.5
Unrealized holding loss on available-for-sale securities	(109.3)	—
Unrealized holding gains (losses) on interest rate swaps:
Designated portion	12.3	3.1
De-designated portion	(2.8)	(5.5)
Accumulated other comprehensive (loss) income	$(95.5)	$12.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Accumulated Other Comprehensive (Loss) Income, Continued:

Changes in accumulated other comprehensive (loss) income balances, net of tax, were as follows:

(Millions)	Unrealized Holding Loss on Available-for-Sale Securities	(Losses) Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2014	$—	$(2.4)	$14.5	$12.1
Other comprehensive (loss) gain before reclassifications	(109.3)	7.5	(0.4)	(102.2)
Amounts reclassified from other accumulated comprehensive income (loss) (a)	—	4.4	(9.8)	(5.4)
Balance at June 30, 2015	$(109.3)	$9.5	$4.3	$(95.5)

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive (loss) income were as follows for the three and six month periods ended June 30:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	Three Months Ended		Six Months Ended			Affected Line Item in the Consolidated Statements of Operations
	2015	2014	2015	2014
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$3.7	$4.1	$7.1	$8.3		Interest expense
	3.7	4.1	7.1	8.3		(Loss) income before income taxes
	(1.3)	(1.6)	(2.7)	(3.2)		Income tax (benefit) expense
	2.4	2.5	4.4	5.1		Net (loss) income
Pension and postretirement plans:
Plan curtailment	(13.4)	—	(13.4)	(9.5)	(a)
Amortization of net actuarial loss	0.3	—	0.5	—	(a)
Amortization of prior service credits	(1.3)	(1.1)	(2.6)	(2.8)	(a)
	(14.4)	(1.1)	(15.5)	(12.3)		(Loss) income before income taxes
	5.5	0.5	5.7	4.7		Income tax (benefit) expense
	(8.9)	(0.6)	(9.8)	(7.6)		Net (loss) income
Total reclassifications for the period, net of tax	$(6.5)	$1.9	$(5.4)	$(2.5)		Net (loss) income

(a)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit income (see Note 8).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Income Taxes:

In connection with the spin-off, we adjusted our deferred tax assets and liabilities, including our valuation allowance related to our federal and state net operating loss carryforwards, to reflect the transfer of the telecommunication network assets and consumer CLEC business to CS&L and the recognition of the long-term lease obligation related to the master lease with CS&L. For income tax purposes, the spin-off of the telecommunication network assets is treated as a sale and the leaseback of the assets as an operating lease.

The significant components of the net deferred income tax liability (asset) were as follows:

(Millions)	June 30, 2015	December 31, 2014
Property, plant and equipment	$1,459.6	$1,146.7
Goodwill and other intangible assets	1,298.8	1,312.8
Operating loss and credit carryforward	(569.9)	(604.0)
Postretirement and other employee benefits	(119.7)	(121.8)
Unrealized holding loss and interest rate swaps	7.9	(5.3)
Deferred compensation	(5.0)	(5.7)
Bad debt	(30.2)	(32.1)
Long-term lease obligation with CS&L	(2,015.8)	—
Deferred debt costs	(3.6)	(12.9)
Restricted stock	(3.4)	(8.5)
Other, net	59.4	9.1
	78.1	1,678.3
Valuation allowance	138.1	94.9
Deferred income taxes, net	$216.2	$1,773.2
Deferred tax assets	$(2,798.8)	$(898.0)
Deferred tax liabilities	3,015.0	2,671.2
Deferred income taxes, net	$216.2	$1,773.2

At June 30, 2015 and December 31, 2014, we had federal net operating loss carryforwards of approximately $1,203.1 million and $1,304.2 million, respectively, which expire in varying amounts from 2022 through 2031. The loss carryforwards at June 30, 2015 were primarily losses acquired in conjunction with our mergers with Valor Communications Group, Inc. (“Valor”), NuVox, Iowa Telecom and PAETEC. The 2015 decrease is primarily associated with the amount utilized for the year. At June 30, 2015 and December 31, 2014, we had state net operating loss carryforwards of approximately $2,034.7 million and $1,990.6 million, respectively, which expire annually in varying amounts from 2015 through 2033. The loss carryforwards at June 30, 2015 were primarily losses acquired in conjunction with our mergers with Valor, CTC, D&E, Lexcom Inc. (“Lexcom”), NuVox, Iowa Telecom, Q-Comm and PAETEC. Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to their expiration.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of June 30, 2015 and December 31, 2014, we recorded valuation allowances of $138.1 million and $94.9 million, respectively, related to federal and state loss carryforwards which are expected to expire before they are utilized. The amount of federal tax credit carryforward at June 30, 2015 and December 31, 2014, was approximately $36.6 million and $34.6 million, respectively, which expire in varying amounts from 2031 through 2034. The amount of state tax credit carryforward at June 30, 2015 and December 31, 2014, was approximately 24.1 million for both periods, which expire in varying amounts from 2015 through 2027.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. (Loss) Earnings per Share:

All per share information presented has been retrospectively adjusted to reflect the effects of the one-for-six reverse stock split which became effective on April 26, 2015 (see Note 1).

We compute basic (loss) earnings per share by dividing net (loss) income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares containing a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of (loss) earnings per share pursuant to the two-class method. Calculations of (loss) earnings per share under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

Diluted (loss) earnings per share are computed by dividing net (loss) income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and warrants. Diluted (loss) earnings per share exclude all potentially dilutive securities if their effect is anti-dilutive.

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of June 30, 2015, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Options and warrants granted in conjunction with past acquisitions are included in the computation of dilutive earnings per share using the treasury stock method.

A reconciliation of net (loss) income and number of shares used in computing basic and diluted (loss) earnings per share was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions, except per share amounts)	2015	2014	2015	2014
Basic and diluted (loss) earnings per share:
Numerator:
Net (loss) income	$(111.2)	$14.0	$(105.9)	$30.0
Income allocable to participating securities	(1.8)	(1.2)	(2.5)	(2.5)
Net (loss) income attributable to common shares	$(113.0)	$12.8	$(108.4)	$27.5

Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	101.7	104.6	102.1	103.7
Weighted average participating securities	(1.3)	(5.0)	(1.9)	(4.4)
Weighted average basic shares outstanding	100.4	99.6	100.2	99.3
Diluted shares outstanding
Weighted average basic shares outstanding	100.4	99.6	100.2	99.3
Effect of dilutive stock options	—	—	—	—
Weighted average diluted shares outstanding	100.4	99.6	100.2	99.3
Basic and diluted (loss) earnings per share:
Net (loss) income	($1.13)	$.13	($1.08)	$.28

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. (Loss) Earnings per Share. Continued:

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted shares outstanding because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled 0.4 million shares for the both the three and six month periods ended, June 30, 2015, respectively, as compared to 0.1 million for both the three and six month periods ended June 30, 2014, respectively.

14. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Services, LLC
In connection with the issuance of the 7.875 percent senior notes due November 1, 2017, the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023 and the 6.375 percent senior notes due August 1, 2023 (“the guaranteed notes”), certain of Windstream Services’ wholly-owned subsidiaries (the “Guarantors”), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facility of Windstream Services. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Services. The remaining subsidiaries of Windstream Services (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Windstream Holdings is not a guarantor of any Windstream Services debt instruments.

Following the redemption of the PAETEC 2018 notes (see Note 4), the guaranteed notes were amended to include certain subsidiaries of PAETEC as guarantors. Previously, all subsidiaries of PAETEC were Non-Guarantors. As a result, prior period information has been revised to reflect the change in the guarantor reporting structure.

The following information presents condensed consolidating and combined statements of comprehensive (loss) income for the three and six month periods ended June 30, 2015 and 2014, condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014, and condensed consolidating and combined statements of cash flows for the six month periods ended June 30, 2015 and 2014 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive (Loss) Income (Unaudited)
	Three Months Ended June 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$280.4	$1,103.4	$(6.6)	$1,377.2
Product sales	—	38.4	5.5	—	43.9
Total revenues and sales	—	318.8	1,108.9	(6.6)	1,421.1
Costs and expenses:
Cost of services	—	117.1	573.6	(5.5)	685.2
Cost of products sold	—	32.9	5.5	—	38.4
Selling, general and administrative	—	34.0	182.1	(1.1)	215.0
Depreciation and amortization	4.4	84.4	253.0	—	341.8
Merger and integration costs	—	—	57.3	—	57.3
Restructuring charges	—	0.7	2.7	—	3.4
Total costs and expenses	4.4	269.1	1,074.2	(6.6)	1,341.1
Operating (loss) income	(4.4)	49.7	34.7	—	80.0
(Losses) earnings from consolidated subsidiaries	(42.5)	(29.8)	0.1	72.2	—
Other income, net	11.9	—	10.4	—	22.3
Loss on early extinguishment of debt	(37.6)	(5.3)	(0.5)	—	(43.4)
Intercompany interest income (expense)	32.0	(15.2)	(16.8)	—	—
Interest expense	(113.4)	(35.2)	(68.9)	—	(217.5)
Loss before income taxes	(154.0)	(35.8)	(41.0)	72.2	(158.6)
Income tax benefit	(43.3)	(2.2)	(2.4)	—	(47.9)
Net loss	$(110.7)	$(33.6)	$(38.6)	$72.2	$(110.7)
Comprehensive loss	$(214.2)	$(33.6)	$(38.6)	$72.2	$(214.2)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	Three Months Ended June 30, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$295.4	$1,129.4	$(7.1)	$1,417.7
Product sales	—	41.1	7.2	—	48.3
Total revenues and sales	—	336.5	1,136.6	(7.1)	1,466.0
Costs and expenses:
Cost of services	—	121.9	550.4	(6.0)	666.3
Cost of products sold	—	34.2	5.8	—	40.0
Selling, general and administrative	—	45.1	191.5	(1.1)	235.5
Depreciation and amortization	5.4	84.1	254.5	—	344.0
Merger and integration costs	—	—	8.1	—	8.1
Restructuring charges	—	0.3	3.5	—	3.8
Total costs and expenses	5.4	285.6	1,013.8	(7.1)	1,297.7
Operating (loss) income	(5.4)	50.9	122.8	—	168.3
Earnings from consolidated subsidiaries	80.0	28.6	1.0	(109.6)	—
Other (expense) income, net	(0.6)	41.2	(41.3)	—	(0.7)
Intercompany interest income (expense)	31.7	(13.6)	(18.1)	—	—
Interest expense	(131.2)	(11.2)	(0.1)	—	(142.5)
(Loss) income before income taxes	(25.5)	95.9	64.3	(109.6)	25.1
Income tax (benefit) expense	(40.2)	25.8	24.8	—	10.4
Net income	$14.7	$70.1	$39.5	$(109.6)	$14.7
Comprehensive income	$10.9	$70.1	$39.5	$(109.6)	$10.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive (Loss) Income (Unaudited)
	Six Months Ended June 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$564.0	$2,208.5	$(13.5)	$2,759.0
Product sales	—	70.6	10.1	—	80.7
Total revenues and sales	—	634.6	2,218.6	(13.5)	2,839.7
Costs and expenses:
Cost of services	—	231.7	1,144.8	(11.3)	1,365.2
Cost of products sold	—	60.6	9.7	—	70.3
Selling, general and administrative	—	73.4	368.2	(2.2)	439.4
Depreciation and amortization	9.3	168.1	505.1	—	682.5
Merger and integration costs	—	—	71.4	—	71.4
Restructuring charges	—	2.3	8.1	—	10.4
Total costs and expenses	9.3	536.1	2,107.3	(13.5)	2,639.2
Operating (loss) income	(9.3)	98.5	111.3	—	200.5
Earnings (losses) from consolidated subsidiaries	4.0	(53.7)	0.2	49.5	—
Other income, net	10.5	0.2	10.4	—	21.1
Loss on early extinguishment of debt	(37.6)	(5.3)	(0.5)	—	(43.4)
Intercompany interest income (expense)	64.4	(28.3)	(36.1)	—	—
Interest expense	(242.3)	(46.3)	(70.0)	—	(358.6)
Loss before income taxes	(210.3)	(34.9)	15.3	49.5	(180.4)
Income tax (benefit) expense	(105.2)	7.3	22.6	—	(75.3)
Net loss	$(105.1)	$(42.2)	$(7.3)	$49.5	$(105.1)
Comprehensive loss	$(212.7)	$(42.2)	$(7.3)	$49.5	$(212.7)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	Six Months Ended June 30, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$593.4	$2,255.3	$(11.3)	$2,837.4
Product sales	—	79.7	13.8	—	93.5
Total revenues and sales	—	673.1	2,269.1	(11.3)	2,930.9
Costs and expenses:
Cost of services	—	250.2	1,083.2	(9.2)	1,324.2
Cost of products sold	—	69.5	11.6	—	81.1
Selling, general and administrative	—	83.8	392.2	(2.1)	473.9
Depreciation and amortization	11.0	167.3	504.6	—	682.9
Merger and integration costs	—	—	16.0	—	16.0
Restructuring charges	—	2.7	13.5	—	16.2
Total costs and expenses	11.0	573.5	2,021.1	(11.3)	2,594.3
Operating (loss) income	(11.0)	99.6	248.0	—	336.6
Earnings from consolidated subsidiaries	160.1	79.7	3.0	(242.8)	—
Other (expense) income, net	(0.1)	82.6	(82.3)	—	0.2
Intercompany interest income (expense)	63.3	(27.4)	(35.9)	—	—
Interest expense	(261.9)	(22.3)	(0.2)	—	(284.4)
(Loss) income before income taxes	(49.6)	212.2	132.6	(242.8)	52.4
Income tax (benefit) expense	(80.6)	51.0	51.0	—	21.4
Net income	$31.0	$161.2	$81.6	$(242.8)	$31.0
Comprehensive income	$18.0	$161.2	$81.6	$(242.8)	$18.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of June 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$3.2	$52.6	$(8.8)	$47.0
Restricted cash	2.9	—	—	—	2.9
Accounts receivable (less allowance for doubtful accounts of $39.6)	—	289.7	376.0	—	665.7
Notes receivable - affiliate	—	4.7	—	(4.7)	—
Affiliates receivable, net	—	1,505.9	4,644.8	(6,150.7)	—
Inventories	—	63.7	9.4	—	73.1
Deferred income taxes	75.7	18.4	72.2	—	166.3
Prepaid expenses and other	40.0	29.1	90.1	—	159.2
Total current assets	118.6	1,914.7	5,245.1	(6,164.2)	1,114.2
Investments in consolidated subsidiaries	10,001.8	694.2	246.2	(10,942.2)	—
Notes receivable - affiliate	—	315.9	—	(315.9)	—
Goodwill	1,636.7	1,469.4	1,233.9	—	4,340.0
Other intangibles, net	570.5	334.4	736.0	—	1,640.9
Net property, plant and equipment	9.2	1,282.9	3,999.6	—	5,291.7
Investment in CS&L common stock	726.4	—	—	—	726.4
Deferred income taxes	—	272.8	109.2	(382.0)	—
Other assets	14.6	47.5	29.1	—	91.2
Total Assets	$13,077.8	$6,331.8	$11,599.1	$(17,804.3)	$13,204.4
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$5.9	$—	$—	$—	$5.9
Current portion of long-term lease obligations	—	41.6	101.2	—	142.8
Current portion of interest rate swaps	16.3	—	—	—	16.3
Accounts payable	2.2	91.4	276.0	—	369.6
Affiliates payable, net	6,162.6	—	—	(6,150.7)	11.9
Notes payable - affiliate	—	—	4.7	(4.7)	—
Advance payments and customer deposits	—	36.6	174.5	—	211.1
Accrued taxes	0.1	24.4	68.6	—	93.1
Accrued interest	80.0	2.2	2.3	—	84.5
Other current liabilities	37.4	20.6	223.9	—	281.9
Total current liabilities	6,304.5	216.8	851.2	(6,155.4)	1,217.1
Long-term debt	5,538.4	99.5	—	—	5,637.9
Long-term lease obligations	—	1,464.5	3,580.9	—	5,045.4
Notes payable - affiliate	—	—	315.9	(315.9)	—
Deferred income taxes	764.5	—	—	(382.0)	382.5
Other liabilities	35.4	30.8	420.3	—	486.5
Total liabilities	12,642.8	1,811.6	5,168.3	(6,853.3)	12,769.4
Commitments and Contingencies (See Note 7)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	673.7	4,370.0	3,426.9	(7,796.9)	673.7
Accumulated other comprehensive (loss) income	(95.5)	—	4.4	(4.4)	(95.5)
(Accumulated deficit) retained earnings	(143.2)	110.8	2,917.6	(3,028.4)	(143.2)
Total equity	435.0	4,520.2	6,430.8	(10,951.0)	435.0
Total Liabilities and Equity	$13,077.8	$6,331.8	$11,599.1	$(17,804.3)	$13,204.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of December 31, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$3.8	$50.0	$(26.0)	$27.8
Restricted cash	6.7	—	—	—	6.7
Accounts receivable (less allowance for doubtful accounts of $43.4)	—	266.5	369.0	—	635.5
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	969.0	2,155.6	(3,124.6)	—
Inventories	—	56.2	7.5	—	63.7
Deferred income taxes	67.4	5.9	32.1	—	105.4
Prepaid expenses and other	35.5	32.4	96.7	—	164.6
Total current assets	109.6	1,338.6	2,710.9	(3,155.4)	1,003.7
Investments in consolidated subsidiaries	10,001.3	747.9	232.4	(10,981.6)	—
Notes receivable - affiliate	—	317.7	—	(317.7)	—
Goodwill	1,649.5	1,469.4	1,233.9	—	4,352.8
Other intangibles, net	590.7	355.2	818.1	—	1,764.0
Net property, plant and equipment	9.8	1,329.5	4,073.0	—	5,412.3
Other assets	16.7	37.2	39.0	—	92.9
Total Assets	$12,377.6	$5,595.5	$9,107.3	$(14,454.7)	$12,625.7
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$717.4	$—	$0.1	$—	$717.5
Current portion of interest rate swaps	28.5	—	—	—	28.5
Accounts payable	2.1	113.0	288.2	—	403.3
Affiliates payable, net	3,277.0	—	—	(3,124.6)	152.4
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	36.5	178.2	—	214.7
Accrued taxes	0.2	25.0	70.0	—	95.2
Accrued interest	94.3	5.8	2.4	—	102.5
Other current liabilities	32.3	26.5	270.1	—	328.9
Total current liabilities	4,151.8	206.8	813.8	(3,129.4)	2,043.0
Long-term debt	7,275.9	568.9	1.7	—	7,846.5
Long-term lease obligations	—	24.0	57.0	—	81.0
Notes payable - affiliate	—	—	317.7	(317.7)	—
Deferred income taxes	658.6	199.0	1,021.0	—	1,878.6
Other liabilities	66.5	28.2	457.1	—	551.8
Total liabilities	12,152.8	1,026.9	2,668.3	(3,447.1)	12,400.9
Commitments and Contingencies (See Note 7)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	250.8	4,370.0	3,426.9	(7,796.9)	250.8
Accumulated other comprehensive income	12.1	—	14.5	(14.5)	12.1
(Accumulated deficit) retained earnings	(38.1)	159.2	2,915.7	(3,074.9)	(38.1)
Total equity	224.8	4,568.6	6,439.0	(11,007.6)	224.8
Total Liabilities and Equity	$12,377.6	$5,595.5	$9,107.3	$(14,454.7)	$12,625.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(66.8)	$76.8	$370.8	$—	$380.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.6)	(74.4)	(369.3)	—	(444.3)
Changes in restricted cash	3.8	—	—	—	3.8
Grant funds received for broadband stimulus projects	17.5	—	—	—	17.5
Network expansion funded by Connect America Fund - Phase I	—	(11.8)	(31.1)	—	(42.9)
Other, net	(4.0)	(1.3)	14.3	—	9.0
Net cash provided from (used in) investing activities	16.7	(87.5)	(386.1)	—	(456.9)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(343.4)	—	—	—	(343.4)
Payment received from CS&L in spin-off	1,035.0	—	—	—	1,035.0
Repayments of debt and swaps	(1,190.0)	(450.0)	(1.9)	—	(1,641.9)
Proceeds of debt issuance	1,100.0	—	—	—	1,100.0
Debt issuance costs	(3.7)	—	—	—	(3.7)
Intercompany transactions, net	(540.0)	469.6	53.2	17.2	—
Payments under long-term lease obligations	—	(7.1)	(17.4)	—	(24.5)
Payments under capital lease obligations	—	(4.2)	(14.2)	—	(18.4)
Other, net	(7.8)	1.8	(1.8)	—	(7.8)
Net cash provided from (used in) financing activities	50.1	10.1	17.9	17.2	95.3
(Decrease) increase in cash and cash equivalents	—	(0.6)	2.6	17.2	19.2
Cash and Cash Equivalents:
Beginning of period	—	3.8	50.0	(26.0)	27.8
End of period	$—	$3.2	$52.6	$(8.8)	$47.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from operations	$2.1	$142.0	$538.4	$—	$682.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.0)	(39.9)	(317.9)	—	(358.8)
Broadband network expansion funded by stimulus grants	—	(0.4)	(9.9)	—	(10.3)
Changes in restricted cash	1.8	—	—	—	1.8
Grant funds received for broadband stimulus projects	21.7	—	—	—	21.7
Grant funds received from Connect America Fund - Phase I	—	9.4	16.6	—	26.0
Net cash provided from (used in) investing activities	22.5	(30.9)	(311.2)	—	(319.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(301.8)	—	—	—	(301.8)
Repayments of debt and swaps	(668.5)	—	—	—	(668.5)
Proceeds of debt issuance	635.0	—	—	—	635.0
Intercompany transactions, net	315.3	(110.5)	(204.8)	—	—
Payments under capital lease obligations	—	(0.5)	(11.6)	—	(12.1)
Other, net	(8.9)	1.8	(1.8)	—	(8.9)
Net cash used in financing activities	(28.9)	(109.2)	(218.2)	—	(356.3)
(Decrease) increase in cash and cash equivalents	(4.3)	1.9	9.0	—	6.6
Cash and Cash Equivalents:
Beginning of period	13.7	3.1	31.4	—	48.2
End of period	$9.4	$5.0	$40.4	$—	$54.8

15. Subsequent Event:

On August 5, 2015, our board of directors authorized a stock repurchase program of up to $75.0 million to be completed by December 31, 2016. Under the repurchase plan, we may repurchase shares, from time to time, on the open market. We expect to fund the stock buyback program primarily through cash from operations.

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

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Services, LLC (“Windstream Services”), formerly Windstream Corporation. Effective February 28, 2015, Windstream Corporation was converted to a limited liability company (“LLC”). As a result, all of the issued and outstanding common stock of Windstream Corporation held by Windstream Holdings was converted into a 100 percent interest in Windstream Services. Windstream Holdings common stock trades on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “WIN”. All shares of Windstream Services common stock are held by Windstream Holdings and do not trade on any stock market. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the SEC. Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three and six month periods ended June 30, 2015, the amount of pretax expenses directly incurred by Windstream Holdings were approximately $0.7 million and $1.3 million, respectively, compared to $1.1 million and $1.6 million for the same periods in 2014. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.5 million and $0.8 million for the three and six month periods ended June 30, 2015 compared to $0.7 million and $1.0 million in 2014. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

COMPLETION OF SPIN-OFF OF CERTAIN NETWORK AND REAL ESTATE ASSETS

On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded REIT. The spin-off also included substantially all of our consumer competitive local exchange carrier (“CLEC”) business. Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the network assets and the consumer CLEC business to Communications Sales & Leasing, Inc. (“CS&L”), a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of CS&L common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by CS&L to Windstream of approximately $2.5 billion of CS&L debt securities. After giving effect to the interest in CS&L retained by Windstream, each Windstream Holdings shareholder received one share of CS&L for every five shares of Windstream Holdings common stock held in the form of a tax-free dividend. In connection with the distribution, CS&L borrowed approximately $2.14 billion through a new senior credit agreement. CS&L also issued debt securities in the private placement market to fund the cash payment and to issue its debt securities to Windstream, consisting of $1,110.0 million aggregate principal amount of 8.25 percent senior notes due April 15, 2023 and $400.0 million aggregate principal amount of 6.00 percent senior secured notes due October 15, 2023. The CS&L unsecured notes and the borrowings under CS&L’s new senior credit agreement were issued at a discount, and accordingly, at the date of distribution, CS&L issued to Windstream approximately $2.5 billion of its debt securities consisting of $970.2 million in term loans, $400.0 million in secured and $1,077.3 million in unsecured notes (the “CS&L Securities”).

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

On April 24, 2015, Windstream Services called for redemption all of its $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018, at a redemption price payable in cash equal to $1,040.63 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. Also on April 24, 2015, PAETEC Holding, LLC, a direct, wholly-owned subsidiary of Windstream Services, called for redemption all $450.0 million of its outstanding aggregate principal amount of 9.875 percent notes due 2018, at a redemption price payable in cash equal to $1,049.38 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. On May 27, 2015, we completed the redemption of these two debt obligations, using a portion of the $1.035 billion cash payment received from CS&L to fund the redemption price.

As of the spin-off date, excluding restricted shares issued to Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. Windstream intends to use all of its shares of CS&L opportunistically within the next 18 to 24 months, subject to market conditions, to retire additional Windstream Services debt.

See Note 2 for additional information regarding the spin-off.

MASTER LEASE AGREEMENT

On April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. Under the terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options and Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. The effective interest rate on the long-term lease obligation is 10.15 percent. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options. Due to various forms of continuing involvement, including Windstream Services retaining bare legal title (but not beneficial ownership) to the various easements, permits and pole attachments related to the telecommunications network assets, we have accounted for the transaction as a failed spin-leaseback for financial reporting purposes. As a result, the net book value of the network assets transferred to CS&L continue to be reported in our consolidated balance sheet and all depreciable assets will be fully depreciated over the initial lease term of 15 years. We recorded a long-term lease obligation of approximately $5.1 billion equal to the sum of the minimum future annual lease payments over the 15-year lease term discounted to the present value based on Windstream Services’ incremental borrowing rate. As annual lease payments are made, a portion of the payment will decrease the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method.

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

On April 24, 2015, Windstream Holdings filed a certificate of amendment to its restated certificate of incorporation with the secretary of state of the State of Delaware. The certificate of amendment effected the previously approved reverse stock split of Windstream Holdings outstanding common stock at a ratio of one-for-six (the “reverse stock split”). As a result of the reverse stock split, effective April 26, 2015, Windstream Holdings’ authorized share capital was reduced to 200.0 million shares, consisting of 33.3 million shares of preferred stock, par value $.0001 per share, and 166.7 million shares of common stock, par value $.0001 per share and the number of issued and outstanding shares of common stock of Windstream Holdings was reduced to approximately $100.9 million shares.

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
OVERVIEW

We provide advanced communications and technology solutions, including managed services and cloud computing, to businesses nationwide. In addition to business services, we offer broadband, voice and video services to consumers in primarily rural markets. We have operations in 48 states and the District of Columbia, and we operate a local and long-haul fiber network spanning approximately 121,000 miles, and 27 data centers offering managed services and cloud computing.

EXECUTIVE SUMMARY

During the second quarter of 2015, we reduced our long-term debt by approximately $3.2 billion and we are positioned to retire additional long-term debt through the monetization of our retained 19.6 percent passive ownership interest in CS&L. As further discussed under “Organization and Results of Operations”, operating results for the three and six months ended June 30, 2015 were adversely impacted by the REIT spin-off, primarily due to transaction costs, including investment banker fees, legal and accounting fees, losses incurred on the early extinguishment of long-term debt, and additional interest expense attributable to the long-term lease obligation under the master lease agreement with CS&L previously discussed. Reductions in small business, carrier and regulatory and other revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively, also impacted our operating results in both the three and six month periods of 2015, when compared to the same periods of 2014.

Our operational focus for the remainder of 2015 is on enhancing our high-speed Internet capabilities, increasing the profitability of our enterprise business, expanding our carrier network and effectively managing our costs.

In an effort to return value to shareholders, on August 5, 2015, our board of directors authorized a stock repurchase program of up to $75.0 million to be completed by December 31, 2016. Under this plan, we will buy back shares opportunistically though open market purchases and we expect to fund the purchases primarily from cash from operations.

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

On the consumer front, we are continuing to make investments to increase broadband speeds and capacity throughout our territories. Although new customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. We also actively promote value-added Internet services, such as security and online back-up, to take advantage of the broadband speeds we offer. During 2014, we launched Kinetic, a complete video entertainment offering in our Lincoln, Nebraska market and expect to roll out this new service in eight additional markets during the next few years. We are enhancing our high-speed Internet capabilities with Very high-bit-rate Digital Subscriber Line Generation 2 bonding technology, which provides greater speed availability on our existing network. Our consumer business remains under pressure due to competition from wireless carriers, cable television companies and other companies using emerging technologies. In response to this competitive pressure, we are focused on stabilizing our consumer business through expansion and upgrade of our broadband network and service offerings.

We believe that we are well positioned to grow our business by investing in our network, offering advanced products and solutions, targeting enterprise business customers and controlling costs through our disciplined approach to capital and expense management. In leveraging these strengths, we expect to continue to create significant value for both our customers and our shareholders.

BUSINESS TRENDS

The following discussion highlights key trends affecting our business:

Enterprise services: Demand for advanced communications services is expected to drive growth in revenues from enterprise customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We leverage our national network to offer more complex and customized solutions to our customers. While offering sales growth opportunities, the shift to more complex solutions requiring additional customization can lead to longer installation times. We view this as a strategic growth area, but we are subject to competition from other carriers and cable companies, which could suppress growth and result in lower operating margins. Enterprise customers grew slightly during the twelve month period ended June 30, 2015, reflecting our continued focus on growing this business.

Small business services - Small business customers decreased 31,800, or 9.31 percent, during the twelve month period ended June 30, 2015 primarily due to business closures and competition. To increase demand for our services, we are focused on enhancing the high-speed Internet capabilities of our network to deliver faster speeds to our customers. We also combat competition by offering personalized service to customers through advanced customized solutions, an integrated sales approach, and dedicated representatives. See “Competition” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015, for more details.

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

Consumer high-speed Internet: As of June 30, 2015, we provided high-speed Internet service to approximately 75 percent of primary residential lines in service. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink. As a result, consumer high-speed Internet connections decreased 33,000, or 2.9 percent, during the twelve month period ended June 30, 2015. To offset the effects of competition, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We continue to focus on increasing our broadband speeds available to customers. As of June 30, 2015, we could deliver speeds up to 3 Mbps to all of our addressable lines, and speeds up to 6 Mbps, 12 Mbps, and 24 Mbps are available to approximately 80 percent, 55 percent, and 21 percent of our addressable lines, respectively.

Consumer households served: Voice only and switched access revenues will continue to be adversely impacted by future declines in the number of consumer households served due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. Consumer households served decreased 82,400, or 5.2 percent, during the twelve month period ended June 30, 2015, primarily due to the effects of competition.

Operational efficiencies: To secure our bottom line against evolving revenue streams and a shift in our revenue mix that has resulted in a higher proportion of lower margin revenues, we are committed to aggressive cost management strategies that emphasize operational efficiencies. During the first quarter of 2014, we completed a workforce reduction to increase operational efficiency by eliminating approximately 400 positions, including 175 resulting from a voluntary separation initiative. We anticipate annualized savings of approximately $20.0 million as a result. During 2015, we will remain focused on improvements in our cost structure through network grooming and continued declines in the cost of providing services resulting from operational efficiencies and billing system conversions that will further reduce costs.

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

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2015	2014	2015	2014
Revenues and sales:
Service revenues:
Enterprise	$485.2	$468.7	$967.4	$928.6
Small business	253.8	279.9	512.5	568.1
Consumer	313.8	316.8	626.0	629.8
Carrier	172.3	183.3	348.8	373.1
Regulatory and other	152.1	169.0	304.3	337.8
Total service revenues	1,377.2	1,417.7	2,759.0	2,837.4
Product sales	43.9	48.3	80.7	93.5
Total revenues and sales	1,421.1	1,466.0	2,839.7	2,930.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below) (a)	685.2	666.3	1,365.2	1,324.2
Cost of products sold	38.4	40.0	70.3	81.1
Selling, general and administrative (a)	215.7	236.6	440.7	475.5
Depreciation and amortization	341.8	344.0	682.5	682.9
Merger and integration costs	57.3	8.1	71.4	16.0
Restructuring charges	3.4	3.8	10.4	16.2
Total costs and expenses	1,341.8	1,298.8	2,640.5	2,595.9
Operating income	79.3	167.2	199.2	335.0
Other income (expense), net	22.3	(0.7)	21.1	0.2
Loss on early extinguishment of debt	(43.4)	—	(43.4)	—
Interest expense	(217.5)	(142.5)	(358.6)	(284.4)
(Loss) income before income taxes	(159.3)	24.0	(181.7)	50.8
Income tax (benefit) expense	(48.1)	10.0	(75.8)	20.8
Net (loss) income	$(111.2)	$14.0	$(105.9)	$30.0

(a)
Prior year amounts for cost of services and selling, general and administrative have been adjusted to reflect the proper classification of certain operating expenses. See Note 1 for additional information.

The following table reflects the consolidated operating metrics of Windstream Holdings as of June 30:

(Thousands)	2015	2014
Business Operating Metrics:
Business customers (a)
Enterprise	24.8	24.5
Small business	309.9	341.7

Consumer Operating Metrics:
Households served	1,494.2	1,576.6
High-speed Internet	1,120.8	1,153.8
Digital television customers	372.5	394.1

(a)
Business customers include each individual customer to which we provide service and exclude carrier special access circuits. Business customers are segmented between enterprise which represent customer relationships that generate $1,500 or more in revenue per month and small business which represent customer relationships that generate less than $1,500 in revenue per month.

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

Our enterprise customers are driving growth in overall revenue through sales of integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking. For the three and six month periods ended June 30, 2015, enterprise business customers increased slightly compared to the same periods in 2014. Comparatively, for the three and six month periods ended June 30, 2015, small business customers decreased by approximately 8,800 and 16,100, respectively, compared to decreases of 8,000 and 13,800 for the same periods in 2014, primarily due to business closures and competition from cable companies.

While opportunities for growth from enterprise and small business services continue, competition as well as general economic conditions may impact future revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in enterprise service revenues:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in data and integrated services and high speed Internet revenues (a)	$17.8		$39.4
Due to increases in data center and managed services revenues (b)	4.1		7.8
Due to decreases in traditional voice, long distance and miscellaneous revenues (c)	(5.4)		(8.4)
Net increases in enterprise service revenues	$16.5	4%	$38.8	4%

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

(c)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage, adverse effects of competition and the migration of existing customers to integrated services and bundled offerings. The declines were partially offset by incremental revenues attributable to the access recovery charge (“ARC”) of $1.7 million and $3.5 million for the three and six month periods ended June 30, 2015, primarily due to an increase in the monthly rate effective July 1, 2014. The ARC is a monthly charge established by the FCC designed to mitigate revenue reductions from intercarrier compensation reform.

The following table reflects the primary drivers of year-over-year changes in small business service revenues:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases in data center and managed services revenues	$(0.6)		$(1.1)
Due to decreases in data and integrated services and high-speed Internet revenues (a)	(8.9)		(20.7)
Due to decreases in traditional voice, long distance and miscellaneous revenues (b)	(16.6)		(33.8)
Net decreases in small business service revenues	$(26.1)	(9)%	$(55.6)	(10)%

(a)
Decreases in data and integrated services and high-speed Internet revenues were primarily due to the decline in small business customers as a result of business closures and competition, as previously discussed.

(b)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage and the adverse effects of competition. The declines were partially offset by incremental revenues attributable to the ARC of $1.8 million and $3.9 million for the three and six month periods ended June 30, 2015, primarily due to an increase in the monthly rate effective July 1, 2014, as previously discussed.

Consumer Service Revenues

Consumer service revenues are generated from the provision of high-speed Internet, voice and video services to consumers. We expect the number of consumer households served to continue to decline as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three and six month periods ended June 30, 2015, consumer households served decreased by approximately 22,300 and 34,500, respectively, compared to decreases of 29,100 and 44,600 for the same periods in 2014. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the three and six month periods ended June 30, 2015, consumer high-speed Internet customers decreased by approximately 11,600 and 10,900, respectively, compared to decreases of 16,700 and 17,100 for the same periods in 2014. As of June 30, 2015, we provided high-speed Internet service to approximately 75 percent of primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2015, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer service revenues:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet bundle revenues (a)	$5.4	2%	$12.3	2%
Due to decreases in video and miscellaneous revenues	(0.3)	(2)%	(0.1)	—%
Due to decreases in voice only revenues (b)	(8.1)	(16)%	(16.0)	(16)%
Net decreases in consumer revenues	$(3.0)	(1)%	$(3.8)	(1)%

(a)
Increases in high-speed Internet bundle revenues were primarily due to the continued migration of customers to higher speeds, increased sales of value added services, targeted price increases, and implementation of a modem rental program, partially offset by declines in high-speed Internet customers, as previously discussed.

(b)	Decreases in voice only revenues were primarily attributable to the decline in households served due to the impacts of competition, partially offset by the effects of targeted price increases.

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

Carrier service revenues also includes voice and data services sold to other carriers on a wholesale basis.

The following table reflects the primary drivers of year-over-year changes in carrier service revenues:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in wholesale revenues (a)	$3.2	11%	$6.0	11%
Due to decreases in core carrier revenues	(2.8)	(2)%	(4.2)	(2)%
Due to decreases in wireless TDM (b)	(11.4)	(41)%	(26.1)	(43)%
Net decreases in carrier service revenues	$(11.0)	(6)%	$(24.3)	(7)%

(a)	Growth in these revenues primarily reflect the effects of increased minutes of long-distance usage and targeted rate increases.

(b)
Wireless TDM revenues primarily consist of monthly recurring charges for dedicated copper-based circuits to towers. The decreases in these revenues were attributable to declines in special access charges for dedicated copper-based circuits as carriers accelerated migration to fiber-based networks.

Regulatory and Other Service Revenues

Regulatory revenues include switched access revenues and federal Universal Service Fund (“USF”) revenues. Switched access revenues include usage sensitive revenues from long distance companies and other carriers for access to our network in connection with the completion of long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our network facilities. USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas, as further discussed in the “Regulatory Matters” section. Regulatory revenues are expected to decline due to voice line losses and continued reductions in switched access rates.

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services, wholesale reseller revenues generated from the master services agreement with CS&L, and consumer revenues generated in markets where we lease the connection to the customer premise. Prior to completing the spin-off, we no longer offered new consumer service in those areas and, as a result, consumer revenues declined as existing customers disconnected their service. As previously discussed, we transferred substantially all of this consumer business to CS&L in connection with the spin-off of certain network and real estate assets.

The following table reflects the primary drivers of year-over-year changes in regulatory and other service revenues:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in wholesale reseller revenues (a)	$2.8		$2.8
Due to increases in pass through taxes and other surcharges	1.1		2.5
Due to decreases in other miscellaneous revenues	(1.2)		(1.8)
Due to decreases in state USF revenues	(1.5)		(3.4)
Due to decreases in federal USF revenues (b)	(5.1)		(10.2)
Due to decreases in consumer revenues (c)	(6.4)		(8.3)
Due to decreases in switched access revenues (d)	(6.6)		(15.1)
Net decreases in regulatory and other service revenues	$(16.9)	(10)%	$(33.5)	(10)%

(a)
Increases reflect revenues attributable to a wholesale master services agreement between Windstream and CS&L pursuant to which Windstream provides network transport services to CS&L’s consumer CLEC business.

(b)
Federal USF revenues primarily consists of revenues attributable to the access recovery mechanism (“ARM”) and frozen USF support. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. The declines in the three and six month periods ended June 30, 2015 are mostly attributable to a decrease in the ARM monthly rate effective July 1, 2014.

(c)	Decreases primarily reflect the transfer of the consumer CLEC business to CS&L in conjunction with the spin-off.

(d)
Decreases in switched access revenues were primarily due to the impacts of intercarrier compensation reform and a continued decline in network demand. As previously discussed, the ARC and ARM are designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

Product Sales

Product sales consist of sales of various types of communications equipment to our customers. We also sell network equipment to contractors on a wholesale basis. Business product sales includes high-end data and communications equipment which facilitate the delivery of advanced data and voice services to our business customers. Consumer product sales include high-speed Internet modems, home networking equipment, computers and phones. Sales of high-speed Internet modems to consumers are expected to decline as a result of our implementation of a modem rental program.

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in contractor sales	$3.7		$4.6
Due to decreases in consumer product sales	(3.9)		(8.0)
Due to decreases in business product sales	(4.2)		(9.4)
Net decreases in product sales	$(4.4)	(9)%	$(12.8)	(14)%

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in interconnection expense (a)	$27.5		$41.6
Due to increases in network operations (b)	6.6		7.5
Due to increases in federal USF expenses (c)	1.4		3.1
Due to changes in other expense	(0.1)		1.0
Due to decreases in postretirement and pension (d)	(16.5)		(12.2)
Net increases in cost of services	$18.9	3%	$41.0	3%

(a)
Increases in interconnection expense were attributable to increased purchases of circuits due to the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network, partially offset by rate reductions and cost improvements from the continuation of network efficiency projects.

(b)	Increases in network operations were primarily due to higher leased network facilities costs attributable to expansion of our fiber transport network.

(c)	Increases in federal USF contributions were driven by increases in the USF contribution factor for the three and six month periods ended June 30, 2015, compared to the same periods a year ago.

(d)
Decreases in postretirement and pension expense primarily resulted from a curtailment gain recognized during the second quarter of 2015 related to the elimination of medical and prescription subsidies for certain active employees. The curtailment gain reduced cost of services by $10.7 million in the three month period ended June 30, 2015. See Note 8 for additional information.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The changes in cost of products sold were consistent with the changes in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in sales to contractors	$3.7		$4.5
Due to decreases in product sales to consumers	(2.0)		(4.1)
Due to decreases in product sales to business customers	(3.3)		(11.2)
Net decreases in cost of products sold	$(1.6)	(4)%	$(10.8)	(13)%

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases in employee medical expenses	$(2.0)		$(4.5)
Due to decreases in salaries and other benefits (a)	(2.8)		(7.3)
Due to decreases in sales and marketing expenses (b)	(2.8)		(8.7)
Due to decreases in other costs	(5.6)		(10.8)
Due to decreases in postretirement and pension (c)	(7.7)		(3.5)
Net decreases in SG&A and other expenses	$(20.9)	(9)%	$(34.8)	(7)%

(a)	Decreases were primarily the result of a workforce reduction to increase operational efficiency completed during the first quarter of 2014.

(b)
Decreases in sales and marketing expenses were primarily due to the expansion of enterprise marketing campaigns during the first six months of 2014 designed to generate sales leads and promote brand awareness.

(c)
Decreases in postretirement and pension expense primarily resulted from a curtailment gain recognized during the second quarter of 2015 related to the elimination of medical and prescription subsidies for certain active employees. The curtailment gain reduced SG&A expenses by $2.8 million in the three month period ended June 30, 2015. See Note 8 for additional information.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in depreciation expense (a)	$6.4		$16.2
Due to decreases in amortization expense (b)	(8.6)		(16.6)
Net decreases in depreciation and amortization expense	$(2.2)	(1)%	$(0.4)	—%

(a)	Increases in depreciation expense were primarily due to additions to property, plant and equipment.

(b)
Decreases in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each year as the intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting; legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. We also incurred investment banking fees, legal, accounting and other consulting fees related to the REIT spin-off. Our acquisition of PAETEC Holding Corp. (“PAETEC”) and fees related to the spin-off account for the merger and integration costs incurred for the periods presented.

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

During the first half of 2015, we incurred restructuring charges of $6.4 million related to the completion of several small workforce reductions. Additionally, we incurred charges of $3.1 million related to the special shareholder meeting held on February 20, 2015 to approve the one-for-six reverse stock split and the conversion of Windstream Corporation to Windstream Services, LLC.

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

Set forth below is a summary of merger, integration and restructuring costs for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2015	2014	2015	2014
Merger and integration costs:
Information technology conversion costs (a)	$2.6	$4.4	$6.1	$11.5
Costs related to REIT spin-off	54.5	2.1	65.0	2.6
Consulting and other costs	0.2	1.6	0.3	1.9
Total merger and integration costs	57.3	8.1	71.4	16.0
Restructuring charges (b)	3.4	3.8	10.4	16.2
Total merger, integration and restructuring costs	$60.7	$11.9	$81.8	$32.2

(a)	Information technology conversion costs incurred primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

(b)
Restructuring charges for the first half of 2015 are primarily due to small workforce reductions and the special shareholder meeting, as discussed above. For the same period in 2014, restructuring charges primarily relate to the workforce reduction completed in the first quarter of 2014, also discussed above, as well as other restructuring activities.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of June 30, 2015, we had unpaid merger, integration and restructuring liabilities totaling $6.6 million, which consisted of $3.0 million associated with restructuring initiatives and $3.6 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 10).

Operating Income

Operating income decreased $87.9 million, or 53 percent and $135.8 million, or 40.5 percent, during the three and six month periods ended June 30, 2015, respectively, as compared to the same periods in 2014. The decreases reflect transaction costs related to completing the REIT spin-off which amounted to $54.5 million and $65.0 million in the three and six month periods of 2015, respectively, reductions in small business, carrier and regulatory and other revenues due to customer losses from business closures and competition, declining demand for copper-based circuits and the adverse effects of intercarrier compensation reform, respectively.

Other Income (Expense), Net

Set forth below is a summary of other (expense) income, net for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2015	2014	2015	2014
Interest income	$0.4	$0.1	$1.2	$0.9
Dividend income (a)	13.0	—	13.0	—
Gain on sale on non-operating assets (b)	10.1	—	10.1	—
Other (expense) income, net	—	(0.6)	0.3	(0.5)
Ineffectiveness of interest rate swaps	(1.2)	(0.2)	(3.5)	(0.2)
Other income (expense), net	$22.3	$(0.7)	$21.1	$0.2

(a)	Represents dividend income earned on our investment in CS&L common stock. On July 15, 2015, CS&L paid its previously declared quarterly dividend of $.4418 per share.

(b)	Represents the gain recognized from the sale of our remaining non-strategic directory publishing assets. The sale was completed on April 1, 2015.

Loss on Extinguishment of Debt

In conjunction with the spin-off, Windstream completed a debt-for-debt exchange retiring $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit. Following the completion of the debt-for-debt exchange, Windstream Services repaid the remaining $241.8 million aggregate principal amount of borrowings under Tranche B4. The debt-for-debt exchange and repayment were accounted for under the extinguishment method of accounting and, as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations of $15.9 million.

On May 27, 2015, Windstream Services retired all $400.0 million of the outstanding aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 (the “2018 Notes”) and all $450.0 million of the outstanding aggregate principal amount of 9.875 percent notes due 2018 (the “PAETEC 2018 Notes”) using a portion of the cash payment received from CS&L in conjunction with the spin-off. On April 24, 2015, Windstream Services also repaid all $1.9 million of unsecured notes of its subsidiary. The retirements were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized losses of $27.5 million due to the extinguishment of the aforementioned debt obligations during the second quarter of 2015.

The loss on extinguishment of debt was as follows for the three and six month periods ended June 30:

(Millions)	2015
Senior secured credit facility borrowings:
Premium on early redemption	$(6.6)
Third-party fees for early redemption	(0.7)
Unamortized debt issuance costs on original issuance	(8.6)
Loss on early extinguishment of senior secured credit facility borrowings	(15.9)
2018 Notes:
Premium on early redemption	(16.3)
Unamortized discount on original issuance	(1.4)
Unamortized debt issuance costs on original issuance	(4.0)
Loss on early extinguishment of 2018 Notes	(21.7)
PAETEC 2018 Notes:
Premium on early redemption	(22.2)
Unamortized premium on original issuance	16.9
Loss on early extinguishment of PAETEC 2018 Notes	(5.3)
Cinergy Communications Company Notes:
Premium on early redemption	(0.5)
Loss on early extinguishment of Cinergy Communication Company Notes	(0.5)
Total loss on early extinguishment of debt	$(43.4)

Interest Expense

Set forth below is a summary of interest expense for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2015	2014	2015	2014
Senior secured credit facility, Tranche A	$1.1	$4.3	$5.4	$8.6
Senior secured credit facility, Tranche B	8.7	17.8	26.2	35.4
Senior secured credit facility, revolving line of credit	4.7	5.7	10.7	11.1
Senior unsecured notes	93.0	96.0	187.5	192.0
Notes issued by subsidiaries	7.7	11.2	19.0	22.4
Interest expense - long-term lease obligations:
Telecommunications network assets	96.0	—	96.0	—
Real estate contributed to pension plan	1.7	—	3.4	—
Impacts of interest rate swaps	5.9	7.4	12.5	14.8
Interest on capital leases and other	0.7	1.0	1.4	2.1
Less capitalized interest expense	(2.0)	(0.9)	(3.5)	(2.0)
Total interest expense	$217.5	$142.5	$358.6	$284.4

Interest expense increased $75.0 million, or 52.6 percent, and $74.2 million, or 26.1 percent, for the three and six month periods ended June 30, 2015, respectively, as compared to the same periods in 2014. The increases in both 2015 periods were primarily due to the additional interest associated with the long-term lease obligation under the master lease with CS&L. The increases were partially offset by the retirement of amounts outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior secured credit facility through the completion of the debt-for-debt exchange and pay-off of the remaining balance of Tranche B4 and, to a lesser extent, the redemption of the 2018 Notes and PAETEC 2018 notes completed on May 27, 2015.

Income Taxes

During the three and six month periods ended June 30, 2015, we recognized income tax benefits of $48.1 million and $75.8 million, respectively, as compared to income tax expense of $10.0 million and $20.8 million for the same periods in 2014. The income tax benefit recorded for the three month period of 2015 reflected the loss before taxes offset by additional discrete tax expense of $13.3 million for non-deductible transaction costs related to the REIT spin-off. The income tax benefit recorded for the six month period of 2015 also reflected the loss before taxes and additional discrete income tax benefits of $22.4 million to adjust our deferred taxes for the effects of the reorganization of certain of our subsidiaries, including Windstream Services, to limited liability companies completed during the first quarter of 2015. These benefits were offset by discrete tax expense totaling $16.7 million for the six month period for non-deductible transaction costs associated with the REIT spin-off. Our effective tax rate was 30.2 percent and 41.7 percent for the three and six month periods ended June 30, 2015, respectively, as compared to 41.7 percent and 40.9 percent in the same periods in 2014. The effective rate for the three month period ended June 30, 2015 was impacted by the discrete items discussed above.

For 2015, our annualized effective income tax rate is expected to range between 38.0 percent and 39.0 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur

Regulatory Matters

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

On August 5, 2015, Windstream notified the FCC that it is accepting CAF Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling $175.0 million in annual funding, which is an increase over our current funding of approximately $100.0 million. Support will be retroactive through the beginning of 2015 and will continue for six additional years. Windstream will be obligated to offer broadband service at 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer. We will still be eligible to participate in a competitive bidding process for CAF Phase II support in New Mexico, along with other interested eligible competitors; however, the rules for the competitive bidding process are still under consideration by the FCC, and it is not known when that process will occur. In an order released in December 2014, the FCC stated that it expected to be prepared to conduct the competitive bidding process in 2016. We will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II competitive bidding is complete. We expect the incremental CAF-2 receipts to be sufficient to cover the program’s capital obligations and to provide significant opportunities for Windstream to enhance broadband services in our more rural markets. Finally, the FCC does not allow funding of CAF Phase I locations in CAF Phase II eligible areas. As a result, we will either reposition certain CAF Phase I funded locations in eligible non-CAF Phase II areas or return the funding associated with such CAF Phase I locations to the FCC. At this time we do not know how much funding, if any, we will need to return or how much savings in planned capital expenditures will be associated with the locations that will no longer be built under CAF Phase I.

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

Set forth below is a summary of intercarrier compensation revenue and federal universal service support included in regulatory revenues within the consolidated statements of operations for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2015	2014	2015	2014
Intercarrier compensation revenue	$37.0	$43.6	$72.7	$87.8
Federal universal service support	$35.5	$40.6	$71.0	$81.2

Broadband Stimulus

As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), approximately $7.2 billion was allocated for the purpose of expanding broadband services to unserved and underserved areas. The Rural Utilities Service (“RUS”), part of the United States Department of Agriculture, approved eighteen of our applications for these funds for projects totaling $241.7 million. The RUS will fund 75 percent of these approved grants, or up to $181.3 million, and we will fund the remainder of at least $60.4 million. As of June 30, 2015, we do not expect the RUS to fund any additional capital expenditures under the program. Selected information related to the broadband stimulus expenditures and receipts is as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
(Millions)	2015	2014	2015	2014	Inception to Date
Stimulus capital expenditures funded by RUS	$—	$3.2	$—	$10.3	$176.4
Stimulus capital expenditures funded by Windstream (a)	—	20.1	1.6	30.4	142.3
Total stimulus capital expenditures	$—	$23.3	$1.6	$40.7	$318.7
Funds received from RUS	$10.1	$10.3	$17.5	$21.7	$168.4

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

State Regulation and Legislation

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three and six month periods ended June 30, 2015, we recognized $27.0 million and $54.2 million, respectively in state USF revenue, which included approximately $15 million and $30.2 million, respectively, from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the six month period ended June 30, 2015, we received $26.4 million from the large company program and $3.8 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

In 2013, the Texas Legislature passed a law that requires set reductions to providers’ state USF support over a period of years beginning in 2017 unless providers can demonstrate a “financial need” for continued support. On December 1, 2014, the Texas PUC adopted a financial needs test that allows providers to petition for continued support under a two-step process that takes into consideration the level of competition and the provider’s expenses. Petitions, which providers are expected to begin filing in late 2015, will be considered by the Texas PUC in a contested proceeding. The ultimate impact of these reforms cannot be determined at this time.

In New Mexico, where we have historically received $8.4 million in annual support, the Public Service Commission (“PSC”) adopted modified USF rules in November 2014 that have resulted in reductions in annual support this year. We have filed an appeal of the new rules with the New Mexico Supreme Court and barring success in these appeals, we expect a continuing negative impact to our support amounts but cannot determine the full extent of the impact at this time.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments, lease payments due under the master lease agreement with CS&L, dividend payments, and repurchases of our common stock under the stock repurchase program authorized by our board of directors on August 5, 2015. We also have access to capital markets and available borrowing capacity under our revolving credit agreement. As previously discussed, we are positioned to retire additional long-term debt through the monetization of our retained 19.6 percent ownership interest in CS&L, which we expect to complete during the next 18 to 24 months, subject to market conditions. Based on CS&L’s announced dividend practice to pay a quarterly dividend of $.60 per share, we expect to earn dividend income of approximately $17.6 million in each quarter that we continue to hold the CS&L common stock.

Our unrestricted cash position increased by $19.2 million to $47.0 million at June 30, 2015, from $27.8 million at December 31, 2014, as compared to an increase of $6.6 million during the same period in 2014. Cash inflows in the six month period of 2015 were primarily from operating activities, cash payment received from CS&L in the spin-off, and incremental borrowings under the revolving line of credit. These inflows were partially offset by cash outflows for capital expenditures, dividend payments to shareholders and repayments of debt.

From time to time, we may seek transactions to optimize our capital structure, including entering into transactions to exchange debt for shares of common stock, repurchase or redeem our outstanding indebtedness (including by means of open market purchases, privately negotiated repurchases, tender offers and/or redemptions pursuant to the debt's terms), or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense. Our ability to consummate any such transaction will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any of these transactions could impact our financial results. We cannot assure you if or when we will consummate any such transactions or the terms of any such transaction.

From time to time, we have evaluated and we continue to evaluate possible acquisition and disposition transactions on an on-going basis. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions and/or dispositions. We cannot assure you if or when we will consummate any such transaction or the terms of any such transaction.

Historical Cash Flows

The following table summarizes our cash flow activities for the six month period ended June 30:

(Millions)	2015	2014
Cash flows provided from (used in):
Operating activities	$380.0	$681.6
Investing activities	(456.9)	(319.6)
Financing activities	96.1	(355.4)
Increase in cash and cash equivalents	$19.2	$6.6

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $301.6 million in the six month period ended June 30, 2015, as compared to the same period in 2014. The decrease is primarily attributable to lower earnings, as our operating results were negatively impacted by decreases in small business, carrier, regulatory and other revenues, an increase in interconnection and merger and integration expense due to transaction costs related to the REIT spin-off, as well as a change in working capital mostly driven by timing differences in the receipt of customer payments.

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

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities increased $137.3 million in the six month period ended June 30, 2015, as compared to the same period in 2014, primarily due to increased capital expenditures, further discussed below. Cash flows from investing activities during the six month period ended June 30, 2014 also reflected $26.0 million in additional CAF support.

Capital expenditures were $444.3 million for the six month period ended June 30, 2015 compared to $358.8 million for the same period in 2014, an increase of $85.5 million. During the first six months of 2015, the majority of our capital spend was directed toward fiber expansion and consumer broadband upgrades of our network. Network expansion funded by CAF totaled $42.9 million for the six month period ended June 30, 2015. As previously discussed under “Regulatory Matters”, we committed to match on at least a dollar-for-dollar basis the total amount of support we received from the CAF of $86.7 million for upgrades and new deployments of broadband service. Capital expenditures related to CAF projects funded by us are included in additions to property, plant and equipment in the accompanying consolidated statements of cash flows. During the first six months of 2015, expenditures for broadband network expansion funded by stimulus grants declined $10.3 million compared to the same period of 2014. The decrease reflects the winding down of the RUS stimulus program.

We expect that increases in wireless data usage and expansion of wireless 4G networks will continue through the end of 2015, which will provide more opportunities for our wireless backhaul services. We expect total 2015 capital expenditures to range between $825.0 million and $875.0 million.

Cash Flows - Financing Activities

Cash provided from financing activities was a net inflow of $96.1 million for the six month period ended June 30, 2015 compared to a net use of $355.4 million for the same period in 2014. The change was primarily attributable to the cash payment of $1,035.0 million received from CS&L related to the spin-off and additional borrowings under the revolving credit agreement.

Proceeds from new issuances of long-term debt during the first six months of 2015 were $1,100.0 million compared to $635.0 million during the same period in 2014 and consisted solely of new borrowings under the revolving line of credit for both periods presented.

Debt repayments for the six months ended June 30, 2015 totaled $1,641.9 million and primarily consisted of the redemption of the $400.0 million 2018 Notes and $450.0 million PAETEC 2018 Notes, repayment of borrowings under the revolving line of credit of $492.8 million and following the completion of the debt-for-debt exchange, the pay-off of the remaining principal balance of $241.8 million of Tranche B4 under the senior secured credit facility. Debt repayments for the six month period of 2014 primarily consisted of the repayment of borrowings under the revolving line of credit of $615.0 million.

Prior to the completion of the spin-off and reverse stock split, on April 24, 2015, we made a cash distribution of $.0659 per share to our stockholders of record on April 10, 2015, which was equivalent to a pro-rated $.25 per share quarterly dividend. Windstream expects to pay an annual dividend of $.60 per share, paid on a quarterly basis. This practice can be changed at any time at the discretion of the board of directors, and is subject to the restricted payment capacity under Windstream Services’ debt covenants as further discussed below. During the first half of 2015, dividends paid to shareholders were $342.6 million, which was an increase of $41.7 million, as compared to the same period in 2014. On August 5, 2015, we declared a cash dividend of $.15 per share on our common stock which is payable on October 15, 2015, to shareholders of record on September 30, 2015.

Debt and Dividend Capacity

Windstream Holdings has no debt obligations. All of our debt, including the facility described below, has been incurred by our subsidiaries (primarily Windstream Services). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

As of June 30, 2015, we had $5,643.8 million in long-term debt outstanding, including current maturities (see Note 4). As of June 30, 2015, the amount available for borrowing under Windstream Services’ revolving line of credit was $749.4 million.

As a result of the debt-for-debt exchange, completion of the long-term debt tender offers, and other repayments, Windstream Services decreased its long-term debt outstanding by approximately $3.5 billion. As of the spin-off date, Windstream retained a passive ownership interest of approximately 19.6 percent of the common stock of CS&L. Windstream intends to use all of its shares of CS&L opportunistically within the next 18 to 24 months, subject to market conditions, to retire additional Windstream Services debt. In conjunction with the spin-off, on April 24, 2015, Windstream Services amended its senior secured credit facility to extend the maturity of its revolving credit facility to April 24, 2020. Otherwise, the borrowing capacity under the amended revolving credit agreement was unchanged and provides for borrowings up to an aggregate principal amount of $1,250.0 million.

As of June 30, 2015, Windstream Services had approximately $754.7 million of restricted payment capacity as governed by its senior secured credit facility. Following the completion of the spin-off and amendment of the credit facility on April 24, 2015, Windstream Services’ credit agreement was amended to (i) reset the restricted payment capacity to $750 million and (ii) among other things, exclude the master lease payment as a future restricted payment. The restricted payment capacity may limit the amount of dividends Windstream Services may distribute to Windstream Holdings to fund future dividend payments to Windstream Holdings’ shareholders. Under terms of the credit facility, payments required under the master lease are deducted from OIBDA. Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2015, Windstream Services was in compliance with all debt covenants and restrictions.

Windstream Services’ senior secured credit facility and its indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at June 30, 2015:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$5,643.8
Capital leases, including current maturities	42.9
Total long term debt and capital leases	$5,686.7
Operating income, last twelve months	$373.3
Depreciation and amortization, last twelve months	1,386.0
Other non-cash and non-recurring expense adjustments required by the credit facility and indentures (a)	(360.5)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,398.8
Leverage ratio (b) (e)	4.07
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,398.8
Interest expense, last twelve months	$646.0
Adjustments required by the credit facility and indentures (c)	(249.1)
Adjusted interest expense	$396.9
Interest coverage ratio (d)	3.52
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility and indentures primarily consist of the inclusion of the annual cash rental payment due under the master lease agreement with CS&L and the exclusion of pension and share-based compensation expense, non-recurring merger, integration and restructuring charges.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)
Adjustments required by the credit facility and indentures primarily consist of the inclusion of capitalized interest and amortization of the discount on long-term debt, net of premiums, and the exclusion of the interest expense attributable to the long-term lease obligation under the master lease agreement with CS&L.

(d)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

(e)	Adjusted to reflect the monetization of the CS&L common stock to retire additional long-term debt, the leverage ratio would be 3.58 based on CS&L’s closing stock price on August 5, 2015.

Credit Ratings

As of June 30, 2015, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	Ba2	BB+	BBB-
Senior unsecured credit rating (a)	B1	BB+	BB
Corporate credit rating (b)	Ba3	BB-	BB
Outlook (b)	Stable	Negative	Stable

(a)	Ratings assigned to Windstream Services.

(b)	Corporate credit rating and outlook assigned to Windstream Services for Moody’s and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

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

Contractual Obligations and Commitments

Following the completion of the REIT spin-off, our contractual obligations and commitments changed significantly from December 31, 2014 with respect to our long-term debt, long-term lease obligations and deferred income taxes. The table below presents a summary of our commitments and contingencies as of June 30, 2015 reflecting these changes:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$5.9	$1,111.8	$1,043.5	$3,550.0	$5,711.2
Interest payments on long-term debt obligations (b)	380.5	716.1	567.2	557.7	2,221.5
Long-term lease obligations (c)	144.3	334.0	420.5	4,198.8	5,097.6
Interest payments on long-term lease obligations (c)	512.2	980.4	904.5	2,515.7	4,912.8
Deferred tax liabilities (d)	94.4	213.7	43.0	31.4	382.5
Total projected long-term debt, interest payments, and other lease obligations	$1,137.3	$3,356.0	$2,978.7	$10,853.6	$18,325.6

(a)	Excludes $3.9 million of unamortized premiums (net of discounts) and $71.3 million of unamortized debt issuance costs included in long-term debt at June 30, 2015.

(b)	Variable rates on Tranche B5 of the senior secured credit facility are calculated in relation to LIBOR, which was 0.19 percent at June 30, 2015.

(c)	Represents the payments related to the master lease agreement with CS&L and the leaseback of real estate contributed to the Windstream Pension Plan (see Note 4).

(d)	Included in other long-term liabilities and commitments at December 31, 2014.

Except for the amounts presented above, there have been no significant changes in our other contractual obligations and commitments since December 31, 2014, as set forth in our Annual Report on Form 10-K.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions)	2015	2014	%	2015	2014	%
Operating income	$79.3	$167.2		$199.2	$335.0
Depreciation and amortization	341.8	344.0		682.5	682.9
OIBDA (a)	$421.1	$511.2	(18)%	$881.7	$1,017.9	(13)%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the true earnings capacity of providing telecommunications services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, assessing goodwill for impairment, accounting for pension benefits, calculating depreciation and amortization expense, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the six month period ended June 30, 2015.
Goodwill Impairment Assessment

During the first quarter of 2015, we completed our annual goodwill impairment analysis as of January 1, 2015 and concluded that goodwill for all three of our reporting units was not impaired as of that date, and accordingly, no further analysis was required. The fair value of each of our reporting units significantly exceeded its carrying amounts as of January 1, 2015 such that a hypothetical 10 percent decrease in the fair value of the reporting units would not have triggered additional impairment testing and analysis. Changes in the key assumptions used in the impairment analysis due to changes in market conditions could adversely affect the calculated fair value of goodwill, materially affecting the carrying value and our future consolidated operating results. See Note 3 for additional information about the testing methodology and results.
Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1.

•	Revenue Recognition

•	Fair Value Measurement Disclosures

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about our expectation to return a portion of our cash flow to shareholders through our dividend, our expectation to maintain our current dividend practice at the current rate of dividend, expected amount, timing and benefits of the share repurchase program, the amount that Windstream may reduce its debt by selling its equity stake in CS&L, expected levels of support from universal service funds or other government programs, expected rates of loss of consumer households served or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, the amounts expected to be received from the Connect America Fund and the Rural Utilities Service to fund the deployment of broadband services and the expected benefits of those services and forecasted capital expenditure amounts, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, expected effective federal income tax rates, and expected annualized savings from the management restructuring. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward looking statements include, among others:

•	further adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

•
our election to accept state-wide offers under the FCC’s Connect America Fund, Phase 2, and the impact of such election on our future receipt of federal universal service funds and capital expenditures;

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

•
changes to our current dividend practice or our share repurchase program, each of which is subject to our capital allocation policy and may be changed at any time at the discretion of our board of directors;

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

•	the risks associated with the integration of acquired businesses or the ability to realize anticipated synergies, cost savings and growth opportunities;

•	the effects of federal and state legislation, and rules and regulations governing the communications industry;

•	continued loss of consumer households served and consumer high-speed Internet customers;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

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
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk. Following the completion of the spin-off of certain network and real estate assets, we have exposure to market risk from changes in interest rates and from changes in marketable equity security prices. Because we do not operate in foreign countries denominated in foreign currencies, we are not exposed to foreign currency risk. We have estimated our market risk using sensitivity analysis. The results of the sensitivity analysis are further discussed below. Actual results may differ from our estimates.

Interest Rate Risk

We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates we are charged under Windstream Services’ senior secured credit facility. Under our current policy, Windstream Services enters into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates does not exceed 25 percent of our total debt outstanding. In connection with the spin-off, Windstream Services terminated seven of its ten interest rate swaps.

We have established policies and procedures for risk assessment and the approval, reporting and monitoring of interest rate swap activity. We do not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

As of June 30, 2015, Windstream Services has entered into three pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2019. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 5 to the consolidated financial statements.

As of June 30, 2015 and 2014, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $386.2 million, and $1,507.7 million, or approximately 6.8 percent and 17.4 percent of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $3.9 million and $15.1 million for the three and six month periods ended June 30, 2015 and 2014, respectively.

Equity Risk

In connection with the REIT spin-off, we retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. This investment has been classified as an available-for-sale security recorded at fair value, which was $726.4 million at June 30, 2015, and included an unrealized holding loss of $109.3 million. The fair value of the CS&L common stock is based on the quoted market price of the shares on the last day of the reporting period. Our investment in CS&L common stock has exposure to price risk, which is defined as the potential loss in fair value due to a hypothetical 10 percent adverse change in the quoted market price of the shares. A hypothetical 10 percent decrease in CS&L’s common stock price would have resulted in a decrease in the recorded value of our investment of approximately $72.6 million at June 30, 2015.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015, except the following risk factors that update and supplement the risk factors in that report for the effects of the REIT spin-off.

We cannot assure you we will continue paying dividends at the current rate or repurchase any shares of our common stock pursuant to our newly authorized stock repurchase plan.

Our board of directors maintains a current dividend practice for the payment of quarterly cash dividends at a rate of $0.15 per share of common stock. This practice can be changed at any time at the discretion of the board of directors, and our common stockholders should be aware that they have no contractual or other legal right to dividends. The amount of dividends we may distribute to stockholders is limited by restricted payment and leverage covenants in our credit facility and indentures, and, potentially, by terms of any future indebtedness that we may incur. Additionally, we announced that our board of directors authorized a stock repurchase plan pursuant to which the Company may repurchase up to $75.0 million of the Company's common stock through December 31, 2016.
Any determination to pay cash dividends in the future or to repurchase shares of the Company's common stock under the repurchase plan is contingent on a variety of factors, including our financial condition, results of operations, and our board of directors' continuing determination that such dividends or stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Also, the other risk factors described in this section could materially reduce the cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause sufficient funds not to be available to support our current dividend practice or repurchase shares. Accordingly, if our board of directors were to adopt a change in our current dividend practice that results in a reduction in the amount of dividends, such change could have a material and adverse effect on the market price of our common stock. Similarly, there is no assurance that repurchasing any common stock pursuant to our stock repurchase plan will have a beneficial impact on our stock price or enhance stockholder value.
If the spin-off, and certain related transactions, fails to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify CS&L for material taxes pursuant to indemnification obligations that we entered into with CS&L.

We received a private letter ruling from the IRS (the “IRS Ruling”) to the effect that, on the basis of certain facts presented and representations and assumptions, the spin-off will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Code. Although a private letter ruling generally is binding on the IRS, if the factual representations and assumptions made in the letter ruling request are untrue or incomplete in any material respect, then we will not be able to rely on the IRS Ruling. In addition, the IRS Ruling does not address certain requirements for tax-free treatment of the spin-off under Sections 355 and 368(a)(1)(D) of the Code and our use of CS&L indebtedness and common stock to retire certain of our indebtedness (the “debt exchanges”). Accordingly, the spin-off was conditioned upon the receipt of a tax opinion from our tax counsel with respect to the requirements on which the IRS did not rule, which concluded that such requirements also should be satisfied. The tax opinion was based on, among other things, the IRS Ruling, current law and certain representations and assumptions as to factual matters made by us and CS&L. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the IRS or the courts, and the IRS and/or the courts may not agree with the tax opinion. However, if the spin-off or the debt exchanges failed to qualify as tax free for U.S. federal income tax purposes, we may incur significant tax liabilities that could materially affect our business, financial condition and results of operations.
If the spin-off ultimately was determined to be taxable, then a shareholder that received shares of CS&L common stock in the spin-off would be treated as having received a distribution of property in an amount equal to the fair market value of such shares and could incur significant income tax liabilities. Such distribution would be taxable to such shareholder as a dividend to the extent of our current and accumulated earnings and profits (including earnings and profits resulting from the recognition of gain by us in the spin-off). Any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such shareholder’s tax basis in its shares of our common stock with any remaining amount being taxed as a capital gain. In addition, if the spin-off were determined to be taxable, we would recognize taxable gain.
Under the terms of the tax matters agreement that we entered into with CS&L, CS&L is generally responsible for any taxes imposed on us that arise from the failure of the spin-off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to CS&L’s stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by CS&L in the tax matters agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representations provided in connection with the tax opinion. CS&L’s indemnification obligations to us are not limited by any maximum amount and such amounts could be substantial. If CS&L were required to indemnify us under the circumstances set forth in the tax matters agreement, CS&L may be subject to substantial liabilities and there can be no assurance that CS&L will be able to satisfy such indemnification obligations.
The spin-off may limit our ability to utilize our net operating loss carryforwards.
If Windstream experiences a 50% or greater change in ownership involving shareholders owning 5% or more of its stock, it could adversely impact Windstream’s ability to utilize its existing net operating loss carryforwards. The inability to utilize existing net operating loss carryforwards would significantly increase the amount of Windstream's annual cash taxes reducing the overall amount of cash available to be used in other areas of the business.
In connection with the spin-off, CS&L will indemnify us and we will indemnify CS&L for certain liabilities. There can be no assurance that the indemnities from CS&L will be sufficient to insure us against the full amount of such liabilities, or that CS&L’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the separation and distribution agreement and other agreements that we entered into with CS&L in connection with the spin-off, CS&L agreed to indemnify us for certain liabilities, and we agreed to indemnify CS&L for certain liabilities. However, third parties might seek to hold us responsible for liabilities that CS&L agreed to retain, and there can be no assurance that CS&L will be able to fully satisfy its indemnification obligations under these agreements. Even if we ultimately succeed in recovering from CS&L any amounts for which we are held liable to a third party, we may be temporarily required to bear the losses while seeking recovery. In addition, indemnities that we may be required to provide to CS&L could be significant and could adversely affect our business.
The value of our retained interest in CS&L could be impacted by future sales or distributions of shares of CS&L common stock, which could make it difficult to liquidate some or all of our retained interest at favorable market prices.
In the spin-off, we retained a passive ownership interest in approximately 19.6 percent of CS&L common stock. We expect to transfer the shares retained in the spin-off opportunistically during a 18 month period following the spin-off, subject to market conditions, to retire debt. In addition, some of the holders of shares of CS&L common stock are index funds tied to stock or investment indices or are institutional investors bound by various investment guidelines. Companies are generally selected for investment indices, and in some cases selected by institutional investors, based on factors such as market capitalization, industry, trading liquidity and financial condition. CS&L common stock may not qualify for those investment indices and may not meet the investment guidelines of some institutional investors. Consequently, these index funds and institutional investors may have to sell some or all of our common stock they receive in the spin-off.
Any disposition by us or any other significant shareholder of CS&L of shares of CS&L common stock, or the perception in the market that such dispositions could occur, may cause the share price of CS&L common stock to fall. Any such decline could impair our ability to sell our shares of CS&L common stock in the future at favorable market prices, reduce the value of our retained interest in CS&L, and impact our plans to retire debt as planned in a debt for equity exchange.

We are required to pay rent under the master lease with CS&L, and our ability to do so could be adversely impaired by results of our operations, changes in our cash requirements and cash tax obligations, or overall financial position; conversely, payment of the rent could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.
We are required to pay a portion of our cash flow from operations to CS&L pursuant to and subject to the terms and conditions of the master lease. Our ability to pay the rent owed to CS&L could be adversely impaired by results of our operations, changes in our cash obligations and requirements, or general financial position. Additionally, our obligation to pay rent could impair our ability to fund our own operations, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our failure to comply with the provisions of the master lease with CS&L could materially adversely affect our business, financial position, results of operations and liquidity.
We currently lease a significant portion of our telecommunications network assets, including our fiber and copper networks and other real estate, under the master lease with CS&L. Our failure to pay the rent or otherwise comply with the provisions of the master lease would result in an event of default regarding the master lease and also could result in a default under other agreements. Upon an event of default, remedies available to CS&L include terminating the master lease and requiring us to transfer the business operations we conduct at the leased assets so terminated (with limited exceptions) to a successor tenant for fair market value pursuant to a process set forth in the master lease and cooperate with CS&L to ensure that an operational facility is transferred to the successor tenant, dispossessing us from the leased assets, and/or collecting monetary damages for the breach (including rent acceleration), electing to leave the master lease in place and sue for rent and any other monetary damages, and seeking any and all other rights and remedies available under law or in equity. The exercise of such remedies could have a material adverse effect on our business, financial position, results of operations and liquidity.
Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 74.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)
August 6, 2015	August 6, 2015

WINDSTREAM HOLDINGS, INC. WINDSTREAM SERVICES, LLC FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

10.33	Amendment to Windstream 2006 Equity Incentive Plan (as amended and restated effective February 12, 2014) and as assumed by Windstream Holdings, Inc.	(a)

10.34	Amendment to PAETEC Holding Corp. 2011 Amended and Restated Omnibus Incentive Plan as assumed by Windstream Holdings, Inc.	(a)

21	Listing of Subsidiaries.	(a)

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.