Form 10-Q
period 2015-09-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2015-11-05
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 30, 2015, 101,036,877 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

The Exhibit Index is located on page 78.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2015	2014	2015	2014
Revenues and sales:
Service revenues:
Enterprise	$500.6	$476.8	$1,468.0	$1,405.4
Consumer and small business - ILEC	420.8	432.6	1,263.5	1,286.6
Carrier	169.0	180.1	517.8	553.2
Small business - CLEC	145.5	163.4	441.3	507.3
Regulatory and other	215.3	156.7	519.6	494.5
Total service revenues	1,451.2	1,409.6	4,210.2	4,247.0
Product sales	47.4	45.9	128.1	139.4
Total revenues and sales	1,498.6	1,455.5	4,338.3	4,386.4
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	703.9	684.4	2,069.1	2,008.6
Cost of products sold	41.5	39.0	111.8	120.1
Selling, general and administrative	215.8	218.4	656.5	693.9
Depreciation and amortization	350.5	348.5	1,033.0	1,031.4
Merger and integration costs	3.1	10.0	74.5	26.0
Restructuring charges	5.3	3.6	15.7	19.8
Total costs and expenses	1,320.1	1,303.9	3,960.6	3,899.8
Operating income	178.5	151.6	377.7	486.6
Other income (expense), net	17.4	(0.1)	38.5	0.1
Gain (loss) on early extinguishment of debt	7.6	—	(35.8)	—
Interest expense	(230.2)	(143.4)	(588.8)	(427.8)
(Loss) income before income taxes	(26.7)	8.1	(208.4)	58.9
Income tax (benefit) expense	(19.5)	0.1	(95.3)	20.9
Net (loss) income	$(7.2)	$8.0	$(113.1)	$38.0
Basic and diluted (loss) earnings per share:
Net (loss) income	($.08)	$.07	($1.16)	$.35

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2015	2014	2015	2014
Net (loss) income	$(7.2)	$8.0	$(113.1)	$38.0
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding loss arising during the period	(200.4)	—	(309.7)	—
Unrealized holding loss on available-for-sale securities	(200.4)	—	(309.7)	—
Interest rate swaps:
Changes in designated interest rate swaps	(25.4)	6.3	(13.1)	(13.6)
Amortization of unrealized losses on de-designated interest rate swaps	2.9	3.9	10.0	12.2
Income tax benefit (expense)	8.7	(3.9)	1.2	0.5
Unrealized (loss) gain on interest rate swaps	(13.8)	6.3	(1.9)	(0.9)
Postretirement and pension plans:
Change in net actuarial gain (loss) for postretirement plan	—	0.4	(0.6)	3.3
Plan curtailment	(3.0)	—	(16.4)	(9.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.2	0.1	0.7	0.1
Amortization of prior service credits	(0.8)	(1.6)	(3.4)	(4.4)
Income tax benefit	1.6	0.4	7.5	4.0
Change in postretirement and pension plans	(2.0)	(0.7)	(12.2)	(6.5)
Other comprehensive (loss) income	(216.2)	5.6	(323.8)	(7.4)
Comprehensive (loss) income	$(223.4)	$13.6	$(436.9)	$30.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$97.2	$27.8
Restricted cash	—	6.7
Accounts receivable (less allowance for doubtful
accounts of $38.2 and $43.4, respectively)	657.3	635.5
Inventories	81.0	63.7
Deferred income taxes	128.8	105.4
Prepaid expenses and other	158.7	164.6
Total current assets	1,123.0	1,003.7
Goodwill	4,340.0	4,352.8
Other intangibles, net	1,586.2	1,764.0
Net property, plant and equipment	5,329.7	5,412.3
Investment in CS&L common stock	526.0	—
Other assets	99.5	92.9
Total Assets	$13,004.4	$12,625.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$5.9	$717.5
Current portion of long-term lease obligations	146.4	—
Current portion of interest rate swaps	19.2	28.5
Accounts payable	366.7	403.3
Advance payments and customer deposits	207.4	214.7
Accrued dividends	15.7	152.4
Accrued taxes	93.2	95.2
Accrued interest	139.0	102.5
Other current liabilities	304.2	328.9
Total current liabilities	1,297.7	2,043.0
Long-term debt	5,693.4	7,846.5
Long-term lease obligations	5,007.6	81.0
Deferred income taxes	322.8	1,878.6
Other liabilities	508.6	551.8
Total liabilities	12,830.1	12,400.9
Commitments and Contingencies (See Note 7)
Shareholders’ Equity:
Common stock, $.0001 par value, 166.7 shares authorized,
101.0 and 100.5 shares issued and outstanding, respectively	—	—
Additional paid-in capital	638.6	252.2
Accumulated other comprehensive (loss) income	(311.7)	12.1
Accumulated deficit	(152.6)	(39.5)
Total shareholders’ equity	174.3	224.8
Total Liabilities and Shareholders’ Equity	$13,004.4	$12,625.7

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2015	2014
Cash Provided from Operations:
Net (loss) income	$(113.1)	$38.0
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation and amortization	1,033.0	1,031.4
Provision for doubtful accounts	37.1	38.8
Share-based compensation expense	42.9	38.3
Deferred income taxes	(103.3)	10.8
Unamortized net premium on retired debt	(15.0)	—
Amortization of unrealized losses on de-designated interest rate swaps	10.0	12.2
Plan curtailment and other, net	(29.5)	11.5
Changes in operating assets and liabilities, net
Accounts receivable	(58.9)	(20.8)
Prepaid income taxes	4.3	8.7
Prepaid expenses and other	(9.1)	(4.1)
Accounts payable	(37.9)	(49.2)
Accrued interest	34.2	64.8
Accrued taxes	(2.0)	(6.6)
Other current liabilities	8.2	(0.8)
Other liabilities	(3.8)	(38.3)
Other, net	(40.8)	(22.1)
Net cash provided from operations	756.3	1,112.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(744.4)	(552.7)
Broadband network expansion funded by stimulus grants	—	(11.6)
Changes in restricted cash	6.7	2.0
Grant funds received for broadband stimulus projects	23.5	25.8
Grant funds received from Connect America Fund - Phase I	—	26.0
Network expansion funded by Connect America Fund - Phase I	(67.4)	(2.0)
Other, net	8.9	—
Net cash used in investing activities	(772.7)	(512.5)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(354.1)	(451.6)
Payment received from CS&L in spin-off	1,035.0	—
Repayments of debt and swaps	(2,098.6)	(1,049.0)
Proceeds of debt issuance	1,620.0	985.0
Debt issuance costs	(4.3)	—
Stock repurchases	(20.0)	—
Payments under long-term lease obligations	(59.3)	—
Payments under capital lease obligations	(24.7)	(19.8)
Other, net	(8.2)	(9.2)
Net cash provided from (used in) financing activities	85.8	(544.6)
Increase in cash and cash equivalents	69.4	55.5
Cash and Cash Equivalents:
Beginning of period	27.8	48.2
End of period	$97.2	$103.7
Supplemental Cash Flow Disclosures:
Interest paid	$551.7	$358.3
Income taxes paid, net	$0.8	$4.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2014	$252.2	$12.1	$(39.5)	$224.8
Net loss	—	—	(113.1)	(113.1)
Other comprehensive (loss) income, net of tax:
Unrealized holding loss on available-for-sale securities	—	(309.7)	—	(309.7)
Change in postretirement and pension plans	—	(12.2)	—	(12.2)
Amortization of unrealized losses on de-designated interest rate swaps	—	6.1	—	6.1
Changes in designated interest rate swaps	—	(8.0)	—	(8.0)
Comprehensive loss	—	(323.8)	(113.1)	(436.9)
Effect of REIT spin-off (See Note 2)	589.5	—	—	589.5
Share-based compensation expense (See Note 9)	17.1	—	—	17.1
Stock issued for management incentive compensation plans (See Note 9)	3.6	—	—	3.6
Stock issued to employee savings plan (See Note 8)	21.6	—	—	21.6
Stock repurchases	(20.0)	—	—	(20.0)
Taxes withheld on vested restricted stock and other	(8.4)	—	—	(8.4)
Dividends of $2.16 per share declared to shareholders	(217.0)	—	—	(217.0)
Balance at September 30, 2015	$638.6	$(311.7)	$(152.6)	$174.3

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2015	2014	2015	2014
Revenues and sales:
Service revenues:
Enterprise	$500.6	$476.8	$1,468.0	$1,405.4
Consumer and small business - ILEC	420.8	432.6	1,263.5	1,286.6
Carrier	169.0	180.1	517.8	553.2
Small business - CLEC	145.5	163.4	441.3	507.3
Regulatory and other	215.3	156.7	519.6	494.5
Total service revenues	1,451.2	1,409.6	4,210.2	4,247.0
Product sales	47.4	45.9	128.1	139.4
Total revenues and sales	1,498.6	1,455.5	4,338.3	4,386.4
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	703.9	684.4	2,069.1	2,008.6
Cost of products sold	41.5	39.0	111.8	120.1
Selling, general and administrative	215.5	218.0	654.9	691.9
Depreciation and amortization	350.5	348.5	1,033.0	1,031.4
Merger and integration costs	3.1	10.0	74.5	26.0
Restructuring charges	5.3	3.6	15.7	19.8
Total costs and expenses	1,319.8	1,303.5	3,959.0	3,897.8
Operating income	178.8	152.0	379.3	488.6
Other income (expense), net	17.4	(0.1)	38.5	0.1
Gain (loss) on early extinguishment of debt	7.6	—	(35.8)	—
Interest expense	(230.2)	(143.4)	(588.8)	(427.8)
(Loss) income before income taxes	(26.4)	8.5	(206.8)	60.9
Income tax (benefit) expense	(19.4)	0.3	(94.7)	21.7
Net (loss) income	$(7.0)	$8.2	$(112.1)	$39.2

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2015	2014	2015	2014
Net (loss) income	$(7.0)	$8.2	$(112.1)	$39.2
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding loss arising during the period	(200.4)	—	(309.7)	—
Unrealized holding loss on available-for-sale securities	(200.4)	—	(309.7)	—
Interest rate swaps:
Changes in designated interest rate swaps	(25.4)	6.3	(13.1)	(13.6)
Amortization of unrealized losses on de-designated interest rate swaps	2.9	3.9	10.0	12.2
Income tax benefit (expense)	8.7	(3.9)	1.2	0.5
Unrealized (loss) gain on interest rate swaps	(13.8)	6.3	(1.9)	(0.9)
Postretirement and pension plans:
Change in net actuarial gain (loss) for postretirement plan	—	0.4	(0.6)	3.3
Plan curtailment	(3.0)	—	(16.4)	(9.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.2	0.1	0.7	0.1
Amortization of prior service credits	(0.8)	(1.6)	(3.4)	(4.4)
Income tax benefit	1.6	0.4	7.5	4.0
Change in postretirement and pension plans	(2.0)	(0.7)	(12.2)	(6.5)
Other comprehensive (loss) income	(216.2)	5.6	(323.8)	(7.4)
Comprehensive (loss) income	$(223.2)	$13.8	$(435.9)	$31.8

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except number of shares)	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$97.2	$27.8
Restricted cash	—	6.7
Accounts receivable (less allowance for doubtful
accounts of $38.2 and $43.4, respectively)	657.3	635.5
Inventories	81.0	63.7
Deferred income taxes	128.8	105.4
Prepaid expenses and other	158.7	164.6
Total current assets	1,123.0	1,003.7
Goodwill	4,340.0	4,352.8
Other intangibles, net	1,586.2	1,764.0
Net property, plant and equipment	5,329.7	5,412.3
Investment in CS&L common stock	526.0	—
Other assets	99.5	92.9
Total Assets	$13,004.4	$12,625.7
Liabilities and Member Equity
Current Liabilities:
Current maturities of long-term debt	$5.9	$717.5
Current portion of long-term lease obligations	146.4	—
Current portion of interest rate swaps	19.2	28.5
Accounts payable	366.7	403.3
Advance payments and customer deposits	207.4	214.7
Payable to Windstream Holdings, Inc.	15.7	152.4
Accrued taxes	93.2	95.2
Accrued interest	139.0	102.5
Other current liabilities	304.2	328.9
Total current liabilities	1,297.7	2,043.0
Long-term debt	5,693.4	7,846.5
Long-term lease obligations	5,007.6	81.0
Deferred income taxes	322.8	1,878.6
Other liabilities	508.6	551.8
Total liabilities	12,830.1	12,400.9
Commitments and Contingencies (See Note 7)
Member Equity:
Additional paid-in capital	636.2	250.8
Accumulated other comprehensive (loss) income	(311.7)	12.1
Accumulated deficit	(150.2)	(38.1)
Total member equity	174.3	224.8
Total Liabilities and Member Equity	$13,004.4	$12,625.7

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2015	2014
Cash Provided from Operations:
Net (loss) income	$(112.1)	$39.2
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation and amortization	1,033.0	1,031.4
Provision for doubtful accounts	37.1	38.8
Share-based compensation expense	42.9	38.3
Deferred income taxes	(103.3)	10.8
Unamortized net premium on retired debt	(15.0)	—
Amortization of unrealized losses on de-designated interest rate swaps	10.0	12.2
Plan curtailment and other, net	(29.5)	11.5
Changes in operating assets and liabilities, net
Accounts receivable	(58.9)	(20.8)
Prepaid income taxes	4.3	8.7
Prepaid expenses and other	(9.1)	(4.1)
Accounts payable	(37.9)	(49.2)
Accrued interest	34.2	64.8
Accrued taxes	(2.0)	(6.7)
Other current liabilities	8.2	(0.8)
Other liabilities	(3.8)	(38.3)
Other, net	(40.8)	(22.1)
Net cash provided from operations	757.3	1,113.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(744.4)	(552.7)
Broadband network expansion funded by stimulus grants	—	(11.6)
Changes in restricted cash	6.7	2.0
Grant funds received for broadband stimulus projects	23.5	25.8
Grant funds received from Connect America Fund - Phase I	—	26.0
Network expansion funded by Connect America Fund - Phase I	(67.4)	(2.0)
Other, net	8.9	—
Net cash used in investing activities	(772.7)	(512.5)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(355.1)	(452.4)
Payment received from CS&L in spin-off	1,035.0	—
Repayments of debt and swaps	(2,098.6)	(1,049.0)
Proceeds of debt issuance	1,620.0	985.0
Debt issuance costs	(4.3)	—
Stock repurchases	(20.0)	—
Payments under long-term lease obligations	(59.3)	—
Payments under capital lease obligations	(24.7)	(19.8)
Other, net	(8.2)	(9.5)
Net cash provided from (used in) financing activities	84.8	(545.7)
Increase in cash and cash equivalents	69.4	55.5
Cash and Cash Equivalents:
Beginning of period	27.8	48.2
End of period	$97.2	$103.7
Supplemental Cash Flow Disclosures:
Interest paid	$551.7	$358.3
Income taxes paid, net	$0.8	$4.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2014	$250.8	$12.1	$(38.1)	$224.8
Net loss	—	—	(112.1)	(112.1)
Other comprehensive (loss) income, net of tax:
Unrealized holding loss on available-for-sale securities	—	(309.7)	—	(309.7)
Change in postretirement and pension plans	—	(12.2)	—	(12.2)
Amortization of unrealized losses on de-designated interest rate swaps	—	6.1	—	6.1
Changes in designated interest rate swaps	—	(8.0)	—	(8.0)
Comprehensive loss	—	(323.8)	(112.1)	(435.9)
Effect of REIT spin-off (See Note 2)	589.5	—	—	589.5
Share-based compensation expense (See Note 9)	17.1	—	—	17.1
Stock issued for management incentive compensation plans (See Note 9)	3.6	—	—	3.6
Stock issued to employee savings plan (See Note 8)	21.6	—	—	21.6
Stock repurchases	(20.0)	—	—	(20.0)
Taxes withheld on vested restricted stock and other	(8.4)	—	—	(8.4)
Distributions payable to Windstream Holdings, Inc.	(218.0)	—	—	(218.0)
Balance at September 30, 2015	$636.2	$(311.7)	$(150.2)	$174.3

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

Organizational Structure –Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Services, LLC (“Windstream Services”), formerly Windstream Corporation. Windstream Holdings common stock trades on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “WIN”. Effective February 28, 2015, Windstream Corporation was converted to a limited liability company (“LLC”). Following the conversion, Windstream Holdings owns a 100 percent interest in Windstream Services. The conversion of Windstream Services to a LLC has been accounted for as a change in reporting entity and accordingly, the historical equity presentation of Windstream Services reflect the effect of the LLC conversion for all periods presented. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

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

Description of Business – We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and carrier partners across the United States. We offer bundled services, including broadband, security solutions, voice and digital television to consumers. We also provide data, cloud solutions, unified communications and managed services to business and enterprise clients. We supply core transport solutions on a local and long-haul fiber-optic network spanning approximately 121,000 miles.

Enterprise service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services provided to enterprise customers. Consumer service revenues are generated from the provisioning of high-speed Internet, voice and video services to consumers. Small business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to small business customers. Carrier revenues include revenues from other carriers for special access circuits and fiber connections as well as voice and data services sold on a wholesale basis. Regulatory revenues include switched access revenues, federal and state Universal Service Fund (“USF”) revenues and amounts received from Connect America Fund - Phase II. Other service revenues include USF surcharge revenues, other miscellaneous services and, for periods prior to the April 24, 2015 spin-off, consumer revenues generated in markets where we lease the connection to the customer premise. As further discussed in Note 2, substantially all of this business was transferred to the REIT.

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

Revisions to Prior Period Financial Statements

During the first quarter of 2015, management became aware of and corrected for the immaterial misclassification of certain operating expenses. The previously reported amounts included certain costs related to customer service delivery, customer care and field operations that had been classified as selling, general and administrative expense and should have been reported as cost of services. These revisions did not impact previously reported operating income, net income or comprehensive income.

The following tables present the effect of the revisions to Windstream Holdings’ consolidated statements of operations for the three and nine month periods ended September 30:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Millions)	As Previously Reported	Effect of Revision	As Revised	As Previously Reported	Effect of Revision	As Revised
Cost of services	$670.9	$13.5	$684.4	$1,967.8	$40.8	$2,008.6
Selling, general and administrative	$231.9	$(13.5)	$218.4	$734.7	$(40.8)	$693.9

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

Pension Plan Investment Disclosures - In July 2015, the FASB issued Accounting Standards Update 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) (“ ASU 2015-12”). This standard eliminates the requirement to measure the fair value of fully benefit-responsive investment contracts and provide the related fair value disclosures. Under the new guidance, fully benefit-responsive investment contracts will be measured and disclosed only at contract value. The standard also eliminates certain disclosure requirements related to an employee benefit plan’s investments presented in the plan’s standalone financial statements. ASU 2015-12 is effective retrospectively for fiscal years beginning after December 31, 2015, with early adoption permitted.

Adoption of ASU 2015-07 and 2015-12 will impact certain of the disclosures related to our qualified pension plan assets, but otherwise is not expected to have a material impact on our consolidated financial statements.

Measurement Period Adjustments in a Business Combination - In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments related to a business combination. The standard requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 also requires companies to disclose the portion of the adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, either separately in the income statement or in the notes.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

ASU 2015-16 is effective prospectively for annual and interim periods after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

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

As of the spin-off date, excluding restricted shares held by Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. Windstream intends to use all of its shares of CS&L to retire additional Windstream Services debt within 18 to 24 months from the date of the spin-off, subject to market conditions. Windstream has classified its shares of CS&L common stock as an available-for-sale security and, accordingly, the shares are recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). No deferred income taxes will be recorded with respect to any unrealized gains and losses due to the tax-free qualification of the spin-off.

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2014	$4,352.8
Disposition during the period (a)	(12.8)
Balance at September 30, 2015	$4,340.0

(a)	Represents the portion of historical goodwill allocated to the consumer CLEC business that was transferred to CS&L in conjunction with the spin-off (see Note 2).

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Goodwill and Other Intangible Assets, Continued:

As a result of changes in our executive management team, we are in the process of reorganizing the way in which we manage our business for purposes of operating decisions and assessing profitability. We expect to complete the reorganization of our operations in the fourth quarter of 2015, at which time, we will reassess our reporting unit and operating segment structure.

Other intangible assets arising from business combinations are initially recorded at estimated fair value and amortized over the estimated useful lives. Other intangible assets were as follows at:

	September 30, 2015			December 31, 2014
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(275.4)	$1,009.7	$1,285.1	$(243.3)	$1,041.8
Customer lists (a)	1,879.5	(1,316.9)	562.6	1,914.0	(1,203.4)	710.6
Cable franchise rights	39.8	(29.1)	10.7	39.8	(28.2)	11.6
Other (b)	42.0	(38.8)	3.2	37.9	(37.9)	—
Balance	$3,246.4	$(1,660.2)	$1,586.2	$3,276.8	$(1,512.8)	$1,764.0

(a)	In connection with the spin-off, we transferred customer lists with a gross cost of $34.5 million and a net carrying value of $13.1 million to CS&L (see Note 2).

(b)	During the first quarter of 2015, we acquired for cash non-exclusive licenses to various patents, which are being amortized on a straight-line basis over the estimated useful life of 3 years.

Intangible asset amortization methodology and useful lives were as follows as of September 30, 2015:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum-of-years-digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	1 - 3 years

Amortization expense for intangible assets subject to amortization was $54.8 million and $168.9 million for the three and nine month periods ended September 30, 2015, as compared to $63.7 million and $194.4 million for the same periods in 2014. Amortization expense for intangible assets subject to amortization is estimated to be as follows for each of the twelve month periods ended September 30:

Year	(Millions)
2016	$194.6
2017	170.4
2018	142.9
2019	116.4
2020	95.1
Thereafter	866.8
Total	$1,586.2

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

Long-term debt was as follows at:

(Millions)	September 30, 2015	December 31, 2014
Issued by Windstream Services:
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016 (a)	$—	$344.3
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017 (a)	—	255.0
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020 (a)	—	1,318.1
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	579.7	584.1
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	785.0	625.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017 (b)	942.3	1,100.0
2018 Notes – 8.125%, due September 1, 2018	—	400.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021 (b)	920.4	950.0
2022 Notes – 7.500%, due June 1, 2022 (b)	493.5	500.0
2023 Notes – 7.500%, due April 1, 2023 (b)	540.1	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	700.0
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	—	1.9
Debentures and notes, without collateral:
PAETEC 2018 Notes – 9.875%, due December 1, 2018	—	450.0
Premium on long-term debt, net	4.4	23.3
Unamortized debt issuance costs	(66.1)	(87.7)
	5,699.3	8,564.0
Less current maturities	(5.9)	(717.5)
Total long-term debt	$5,693.4	$7,846.5

(a)	Debt obligation was retired in connection with completion of the debt-for-debt exchange (see Note 2).

(b)	During the third quarter of 2015, Windstream Services repurchased in the open market a portion of this debt obligation.

Senior Secured Credit Facility

Revolving Line of Credit - On April 24, 2015, Windstream Services amended the revolving line of credit and extended its maturity from December 17, 2015 to April 24, 2020. During the first nine months of 2015, Windstream Services borrowed $1,620.0 million under the revolving line of credit in its senior secured credit facility and through completion of the debt-for-debt exchange and repayments retired $1,460.0 million of these borrowings through September 30, 2015. Letters of credit are deducted in determining the total amount available for borrowing under the revolving line of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Considering letters of credit of $23.1 million, the amount available for borrowing under the revolving line of credit was $441.9 million at September 30, 2015.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

During the first nine months of 2015, the variable interest rate on the revolving line of credit ranged from 2.19 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.44 percent during the period. Comparatively, the variable interest rate ranged from 2.41 percent to 4.50 percent during the first nine months of 2014, with a weighted average rate on amounts outstanding during the period of 2.51 percent.

Debentures and Notes Repaid in 2015
Partial Repurchase of Senior Notes - In August 2015, Windstream Services’ board of directors authorized a debt repurchase program pursuant to which Windstream Services may purchase or redeem up to $300.0 million of any of its unsecured notes through one or more open market purchase offers, tender offers, privately negotiated transactions, or other purchase transactions, with the amount of such purchases funded by either borrowings under the revolving line of credit, new term loans under the senior secured credit facility, or a combination thereof. During the third quarter of 2015, Windstream Services repurchased in the open market $253.7 million aggregate principal amount of its senior unsecured notes consisting of the following:

•
$157.7 million aggregate principal amount of 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes) at a repurchase price of $168.7 million, including accrued and unpaid interest;

•	$29.6 million aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes), at a repurchase price of $25.8 million, including accrued and unpaid interest;

•	$6.5 million aggregate principal amount of 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes), at a repurchase price of $5.3 million, including accrued and unpaid interest; and

•	$59.9 million aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023, (the “2023 Notes) at a repurchase price of $50.2 million, including accrued and unpaid interest.

At the time of repurchase, there was $3.3 million in unamortized net discount and debt issuance costs related to the repurchased notes. The repurchases were funded utilizing available borrowings under the amended revolving line of credit.

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

PAETEC 2018 Notes - On May 27, 2015, PAETEC Holding, LLC (“PAETEC”), a direct, wholly-owned subsidiary of Windstream Services, redeemed all $450.0 million of the outstanding aggregate principal amount of 9.875 percent notes due 2018 (the “PAETEC 2018 Notes”), at a redemption price payable in cash equal to $1,049.38 per $1,000 principal amount of the notes, plus accrued and unpaid interest. At the time of redemption, there was $16.9 million in unamortized premium related to the PAETEC 2018 Notes.

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

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. As of September 30, 2015, Windstream Services was in compliance with all of these covenants.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more interest in Windstream Services, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of September 30, 2015.

Maturities for long-term debt outstanding as of September 30, 2015, excluding $4.4 million of unamortized net premium and $66.1 million of unamortized debt issuance costs, were as follows:

Twelve month period ended:	(Millions)
September 30, 2016	$5.9
September 30, 2017	5.9
September 30, 2018	948.2
September 30, 2019	562.0
September 30, 2020	785.0
Thereafter	3,454.0
Total	$5,761.0

Gain (Loss) on Extinguishment of Debt

Under the debt repurchase program previously discussed, Windstream Services repurchased in the open market certain of its senior unsecured notes representing an aggregate principal amount of $253.7 million. The partial repurchase was accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a pretax gain of $7.6 million during the third quarter of 2015.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

The gain (loss) on extinguishment of debt was as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended	Nine Months Ended
Senior secured credit facility borrowings:
Premium on early redemption	$—	$(6.6)
Third-party fees for early redemption	—	(0.7)
Unamortized debt issuance costs on original issuance	—	(8.6)
Loss on early extinguishment of senior secured credit facility borrowings	—	(15.9)
2018 Notes:
Premium on early redemption	—	(16.3)
Unamortized discount on original issuance	—	(1.4)
Unamortized debt issuance costs on original issuance	—	(4.0)
Loss on early extinguishment of 2018 Notes	—	(21.7)
Partial repurchase of 2017, 2021, 2022 and 2023 Notes:
Discount on early repurchase	10.9	10.9
Unamortized net discount on original issuance	(0.5)	(0.5)
Unamortized debt issuance costs on original issuance	(2.8)	(2.8)
Gain on early extinguishment of partial repurchase of 2017, 2021, 2022 and 2023 Notes	7.6	7.6
PAETEC 2018 Notes:
Premium on early redemption	—	(22.2)
Unamortized premium on original issuance	—	16.9
Loss on early extinguishment of PAETEC 2018 Notes	—	(5.3)
Cinergy Communications Company Notes:
Premium on early redemption	—	(0.5)
Loss on early extinguishment of Cinergy Communication Company Notes	—	(0.5)
Total gain (loss) on early extinguishment of debt	$7.6	$(35.8)

Long-term Lease Obligations

Leaseback of Telecommunications Network Assets - Following the spin-off transaction (see Note 2), on April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. Under terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options. We have requested, and CS&L has agreed to fund up to $50.0 million of capital expenditures during the remainder of 2015. In addition, CS&L has the right, but not the obligation, upon Windstream’s request, to fund capital expenditures of Windstream in an aggregate amount of up to $250.0 million for a maximum period of five years. Monthly rent paid by us to CS&L will increase in accordance with the master lease effective as of the date of the funding. If CS&L exercises this right, the lease payments under the master lease will be adjusted at a rate of 8.125 percent of the capital expenditures funded by CS&L during the first two years and at a floating rate based on CS&L’s cost of capital thereafter. Additionally, if CS&L agrees to fund the entire $250.0 million, the initial term of the master lease will be increased from 15 years to 20 years and the number of renewal terms will be reduced from four renewal terms of five years each to three renewal terms of five years each. Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. The effective interest rate on the long-term lease obligation is 10.15 percent. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options.

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

A summary of the current and noncurrent portions of the long-term lease obligations was as follows:

	September 30, 2015			December 31, 2014
(Millions)	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets Subject to Leaseback:
Telecommunications network assets	$146.4	$4,926.2	$5,072.6	$—	$—	$—
Real estate contributed to pension plan	—	81.4	81.4	—	81.0	81.0
Total	$146.4	$5,007.6	$5,154.0	$—	$81.0	$81.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

Undiscounted future minimum payments during the initial terms of the leases were as follows for each of the twelve month periods ended September 30:

(Millions)	Leaseback of Telecommunications Network Assets	Leaseback of Real Estate Contributed to Pension Plan	Total
Year
2016	$650.0	$6.5	$656.5
2017	650.0	6.7	656.7
2018	651.3	6.8	658.1
2019	654.6	7.0	661.6
2020	657.9	7.2	665.1
Thereafter	6,460.9	87.4	6,548.3
Total	$9,724.7	$121.6	$9,846.3

Capital Lease Obligations

We lease facilities, equipment and software for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other current liabilities and other liabilities. During the nine month periods ended September 30, 2015 and 2014, we acquired assets under capital leases of $23.6 million and $0.6 million, respectively.

Future minimum lease payments under capital lease obligations were as follows for each of the twelve month periods ended September 30:

Year	(Millions)
2016	$42.0
2017	12.9
2018	0.9
2019	0.9
2020	0.8
Thereafter	1.3
Total future payments	58.8
Less: Amounts representing interest	2.8
Present value of minimum lease payments	$56.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt and Lease Obligations, Continued:

Interest Expense

Interest expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2015	2014	2015	2014
Interest expense - long-term debt	$98.2	$134.9	$347.0	$404.4
Interest expense - long-term lease obligations:
Telecommunications network assets	128.2	—	224.2	—
Real estate contributed to pension plan	1.7	—	5.1	—
Impact of interest rate swaps	4.7	7.3	17.2	22.1
Interest on capital leases and other	0.6	2.0	2.0	4.1
Less capitalized interest expense	(3.2)	(0.8)	(6.7)	(2.8)
Total interest expense	$230.2	$143.4	$588.8	$427.8

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

Prior to the spin-off of CS&L, Windstream Services had entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. The swaps had a notional value of $900.0 million and matured on October 17, 2019. The fixed interest rate paid was 3.391 percent and included a component which served to settle the liability existing on Windstream Services swaps at the time of the transaction. The variable rate received reset on the seventeenth day of each month to the one-month London Interbank Offered Rate (“LIBOR”). In addition, Windstream Services also had entered into six pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in its senior secured credit facility. These swaps had a fixed notional value of $750.0 million and matured on June 17, 2016. The fixed rate paid ranged from 1.026 to 1.040 percent plus a fixed spread of 2.750 percent. The variable rate received reset on the seventeenth day of each month to the one-month LIBOR subject to a minimum rate of 0.750 percent. All ten of the swaps were designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable rate cash flows paid on Windstream Services’ senior secured credit facility, which had varying maturity dates from December 30, 2016 to January 23, 2020. In conjunction with completing the debt-for-debt exchange previously discussed (see Note 4), Windstream Services terminated seven of the ten interest rate swaps, consisting of all six of the swaps scheduled to mature on June 17, 2016 and one of the swaps scheduled to mature on October 17, 2019. As a result, Windstream Services paid $22.7 million to the respective counterparties and recognized a pretax loss of $1.7 million upon termination of the seven interest rate swap agreements as a reclassification from accumulated other comprehensive (loss) income to other income (expense).

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

Set forth below is information related to the interest rate swap agreements:

(Millions, except for percentages)	September 30, 2015	December 31, 2014
Designated portion, measured at fair value:
Other assets	$—	$0.4
Other current liabilities	$19.2	$28.5
Other non-current liabilities	$40.4	$48.7
Accumulated other comprehensive (loss) income	$(5.2)	$4.9
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(1.8)	$(8.8)
Weighted average fixed rate paid	3.04%	3.57%
Variable rate received	0.21%	0.16%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other income (expense), net in our consolidated statements of operations. Ineffectiveness recognized on the cash flow hedges was $(0.4) million and $(3.9) million for the three and nine month periods ended September 30, 2015. Comparatively, ineffectiveness on the cash flow hedges was $(0.1) million and $(0.3) million for the three and nine month periods ended September 30, 2014.

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of September 30, 2015. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

Windstream Services expects to recognize losses of $9.5 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for the three remaining interest swap agreements at September 30, 2015. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in the value of these derivative instruments were as follows for the nine month periods ended September 30:

(Millions)	2015	2014
Changes in fair value of effective portion, net of tax (a)	$(8.0)	$(8.4)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$6.1	$7.5

(a)	Included as a component of other comprehensive (loss) income and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $64.1 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At September 30, 2015, Windstream Services had not posted any collateral related to its interest rate swap agreements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives, Continued:

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2015 and December 31, 2014. As of September 30, 2015, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheet as of that date. Following the termination of the seven interest rate swaps previously discussed, there is only one trade outstanding with each counterparty.

Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014:
Interest rate swaps	$0.4	$0.4	$(0.3)	$—	$0.1

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2015:
Interest rate swaps	$59.6	$59.6	$—	$—	$59.6

December 31, 2014:
Interest rate swaps	$77.2	$77.2	$(0.3)	$—	$76.9

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Fair Value Measurements, Continued:

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine month period ended September 30, 2015 requiring these non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, investment in CS&L common stock, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, investment in CS&L common stock, long-term debt and interest rate swaps are measured at fair value on a recurring basis.

The fair values of cash equivalents, investment in CS&L common stock, interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	September 30, 2015	December 31, 2014
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1	$60.0	$—
Investment in CS&L common stock - Level 1	$526.0	$—
Derivatives:
Interest rate swap assets - Level 2	$—	$0.4
Interest rate swap liabilities - Level 2	$59.6	$77.2
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$4,881.6	$8,777.5

(a)
Recognized at carrying value of $5,765.4 million and $8,651.7 million in long-term debt, including current maturities and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

The fair value of CS&L common stock is based on the quoted market price of the shares on the last day of the reporting period. The CS&L common stock trades on NASDAQ.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of September 30, 2015 and December 31, 2014, the fair values of the interest rate swaps were reduced by $3.7 million and $3.3 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine month period ended September 30, 2015.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

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

The components of pension benefit (income) expense (including provision for executive retirement agreements) were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2015	2014	2015	2014
Benefits earned during the period	$2.4	$2.1	$7.1	$6.2
Interest cost on benefit obligation	13.3	14.7	40.0	44.2
Net actuarial (gain) loss	—	—	(2.8)	6.4
Amortization of prior service credit	(0.1)	—	(0.1)	(0.1)
Expected return on plan assets	(17.5)	(16.6)	(52.6)	(50.5)
Net periodic benefit (income) expense	$(1.9)	$0.2	$(8.4)	$6.2

The components of postretirement benefits income were as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2015	2014	2015	2014
Interest cost on benefit obligation	$0.3	$0.4	$0.9	$0.9
Amortization of net actuarial loss	0.2	0.1	0.7	0.1
Amortization of prior service credit	(0.7)	(1.6)	(3.3)	(4.3)
Plan curtailment	(3.0)	—	(16.5)	(9.5)
Net periodic benefit income	$(3.2)	$(1.1)	$(18.2)	$(12.8)

During the third quarter of 2015, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective October 1, 2015. As a result, we remeasured the plan and recognized curtailment gains totaling $3.0 million, of which $2.4 million was recognized in cost of services expenses and $0.6 million was recognized in selling, general and administrative expenses, with the offsetting effect recorded as a reduction in accumulated other comprehensive income of $3.0 million.

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

We contributed $1.7 million to the postretirement plan during the nine month period ended September 30, 2015, and expect to contribute an additional $0.6 million for postretirement benefits throughout the remainder of 2015, excluding amounts that will be funded by participant contributions to the plan. In 2015, we expect to make in cash employer contributions for pension benefits of $0.8 million necessary to fund the expected benefit payments related to the unfunded supplemental executive retirement plans. We do not expect to make a contribution to the Windstream Pension Plan during 2015. The amount and timing of future contributions to our qualified pension plan are based on a myriad of factors including investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $4.7 million and $14.9 million in the three and nine month periods ended September 30, 2015, as compared to $4.3 million and $14.2 million for the same periods in 2014 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of operations. Expense related to our 2015 matching contribution expected to be made in Windstream stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. Additionally, we contributed 2.7 million shares of our common stock to the plan for the 2014 annual matching contribution during the nine month period ended September 30, 2015. At the time of our contribution, the shares had a value of approximately $21.6 million as determined by the plan trustee.

9. Share-Based Compensation Plans:

All share-based compensation award information presented has been retrospectively adjusted to reflect the effects of the one-for-six reverse stock split which became effective on April 26, 2015 (see Note 1).

Effective May 6, 2015, the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”) was further amended to equitably adjust the number of shares of common stock under the plan in order to (i) reduce the shares available to address the effect of the one-for-six reverse stock split; and (ii) increase the shares available to address the effect of the REIT spin-off on the market value of Windstream Holdings common stock and to preserve the equity value of the Incentive Plan. As a result of the amendment, we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of September 30, 2015, the Incentive Plan had remaining capacity of 9.3 million awards. As of September 30, 2015, we had additional remaining capacity of 0.5 million awards under a similar equity incentive plan acquired in the PAETEC acquisition.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

The vesting periods and grant date fair value for restricted stock and restricted stock units issued was as follows for the nine month period ended September 30, 2015:

(Thousands)	Common Shares
Vest ratably over a three-year service period	2,739.2
Vest two years from date of grant, service based	6.9
Vest variably over a three-year service period	62.6
Vest contingently over a three-year performance period	283.4
Vest one year from date of grant, service based - granted to non-employee directors	73.7
Vest three years from date of grant, service based	381.1
Total granted	3,546.9
Grant date fair value (Millions)	$37.1

Restricted stock and restricted stock unit activity for the nine month period ended September 30, 2015 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value
Non-vested at December 31, 2014	978.0	$53.68
Granted	3,546.9	$10.46
Vested	(373.0)	$55.73
Forfeited	(279.7)	$30.90
Non-vested at September 30, 2015	3,872.2	$15.54

At September 30, 2015, unrecognized compensation expense totaled $40.7 million and is expected to be recognized over the weighted average vesting period of 2.1 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. Share-based compensation expense for restricted stock and restricted stock units was $6.6 million and $17.1 million for the three and nine month periods ended September 30, 2015, as compared to $5.8 million and $19.9 million for the same periods in 2014.

In addition to including amounts related to restricted stock and restricted units, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to certain executive and management incentive compensation plans and the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream stock. A summary of share-based compensation expense was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2015	2014	2015	2014
Restricted stock and restricted units	$6.6	$5.8	$17.1	$19.9
Employee savings plan (See Note 8)	4.7	4.3	14.9	14.2
Executive and management incentive compensation plans	3.3	0.5	10.9	4.2
Share-based compensation expense	$14.6	$10.6	$42.9	$38.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Merger, Integration and Restructuring Charges:

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. We also incurred investment banking fees, legal, accounting and other consulting fees related to the REIT spin-off. Our acquisition of PAETEC and fees related to the spin-off account for the merger and integration costs incurred for the periods presented.

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

During the first nine months of 2015, we incurred restructuring charges of $10.8 million related to the completion of several small workforce reductions. Additionally, we incurred charges of $3.1 million related to the special shareholder meeting held on February 20, 2015 to approve the one-for-six reverse stock split and the conversion of Windstream Corporation to Windstream Services.

On February 21, 2014, we announced a reduction in our workforce to increase operational efficiency. As a result, we eliminated approximately 400 positions on or before March 3, 2014, with about 175 of the eliminated positions resulting from a voluntary separation initiative. In connection with this workforce reduction, we incurred pre-tax restructuring charges of $12.1 million for the nine month period ended September 30, 2014, primarily consisting of severance and other employee benefit costs.

The following is a summary of the merger, integration and restructuring charges recorded for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2015	2014	2015	2014
Merger and integration costs:
Information technology conversion costs	$1.3	$4.2	$7.4	$15.7
Costs related to REIT spin-off (See Note 2)	0.2	4.3	65.2	6.9
Consulting and other costs	1.6	1.5	1.9	3.4
Total merger and integration costs	3.1	10.0	74.5	26.0
Restructuring charges	5.3	3.6	15.7	19.8
Total merger, integration and restructuring charges	$8.4	$13.6	$90.2	$45.8

After giving consideration to tax benefits on deductible items, merger, integration and restructuring charges decreased net income $5.2 million and $44.5 million for the three and nine month periods ended September 30, 2015, as compared to $7.1 million and $26.2 million for the same periods in 2014.

The following is a summary of the activity related to the liabilities associated with merger, integration and restructuring charges at September 30:

(Millions)	2015
Balance, beginning of period	$11.2
Merger, integration and restructuring charges	90.2
Cash outlays during the period	(95.3)
Balance, end of period	$6.1

As of September 30, 2015, unpaid merger, integration and restructuring liabilities consisted of $2.8 million primarily associated with the restructuring initiatives and $3.3 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Accumulated Other Comprehensive (Loss) Income:

Accumulated other comprehensive (loss) income balances, net of tax, were as follows:

(Millions)	September 30, 2015	December 31, 2014
Pension and postretirement plans	$2.3	$14.5
Unrealized holding loss on available-for-sale securities	(309.7)	—
Unrealized holding (losses) gains on interest rate swaps:
Designated portion	(3.2)	3.1
De-designated portion	(1.1)	(5.5)
Accumulated other comprehensive (loss) income	$(311.7)	$12.1

Changes in accumulated other comprehensive (loss) income balances, net of tax, were as follows:

(Millions)	Unrealized Holding Loss on Available-for-Sale Securities	(Losses) Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2014	$—	$(2.4)	$14.5	$12.1
Other comprehensive loss before reclassifications	(309.7)	(8.0)	(0.4)	(318.1)
Amounts reclassified from other accumulated comprehensive income (loss) (a)	—	6.1	(11.8)	(5.7)
Balance at September 30, 2015	$(309.7)	$(4.3)	$2.3	$(311.7)

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive (loss) income were as follows for the three and nine month periods ended September 30:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details about Accumulated Other Comprehensive (Loss) Income Components	Three Months Ended		Nine Months Ended			Affected Line Item in the Consolidated Statements of Operations
	2015	2014	2015	2014
Interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$2.9	$3.9	$10.0	$12.2		Interest expense
	2.9	3.9	10.0	12.2		(Loss) income before income taxes
	(1.2)	(1.5)	(3.9)	(4.7)		Income tax (benefit) expense
	1.7	2.4	6.1	7.5		Net (loss) income
Pension and postretirement plans:
Plan curtailment	(3.0)	—	(16.4)	(9.5)	(a)
Amortization of net actuarial loss	0.2	0.1	0.7	0.1	(a)
Amortization of prior service credits	(0.8)	(1.6)	(3.4)	(4.4)	(a)
	(3.6)	(1.5)	(19.1)	(13.8)		(Loss) income before income taxes
	1.6	0.6	7.3	5.3		Income tax (benefit) expense
	(2.0)	(0.9)	(11.8)	(8.5)		Net (loss) income
Total reclassifications for the period, net of tax	$(0.3)	$1.5	$(5.7)	$(1.0)		Net (loss) income

(a)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit income (see Note 8).

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

The significant components of the net deferred income tax liability (asset) were as follows:

(Millions)	September 30, 2015	December 31, 2014
Property, plant and equipment	$1,393.2	$1,146.7
Goodwill and other intangible assets	1,296.1	1,312.8
Operating loss and credit carryforward	(533.2)	(604.0)
Postretirement and other employee benefits	(119.0)	(121.8)
Unrealized holding loss and interest rate swaps	(5.9)	(5.3)
Deferred compensation	(4.9)	(5.7)
Bad debt	(29.1)	(32.1)
Long-term lease obligation with CS&L	(2,002.5)	—
Deferred debt costs	(1.5)	(12.9)
Restricted stock	(6.8)	(8.5)
Other, net	69.5	9.1
	55.9	1,678.3
Valuation allowance	138.1	94.9
Deferred income taxes, net	$194.0	$1,773.2
Deferred tax assets	$(2,750.9)	$(898.0)
Deferred tax liabilities	2,944.9	2,671.2
Deferred income taxes, net	$194.0	$1,773.2

At September 30, 2015 and December 31, 2014, we had federal net operating loss carryforwards of approximately $1,091.3 million and $1,304.2 million, respectively, which expire in varying amounts from 2022 through 2031. The loss carryforwards at September 30, 2015 were primarily losses acquired in conjunction with our mergers with Valor, NuVox, Iowa Telecom and PAETEC. The 2015 decrease is primarily associated with the amount utilized for the year. At September 30, 2015 and December 31, 2014, we had state net operating loss carryforwards of approximately $2,034.7 million and $1,990.6 million, respectively, which expire annually in varying amounts from 2015 through 2033. The loss carryforwards at September 30, 2015 were primarily losses acquired in conjunction with our mergers with Valor, CTC, D&E, Lexcom, NuVox, Iowa Telecom, Q-Comm and PAETEC. Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to their expiration. In September 2015, Windstream’s board of directors adopted a shareholder rights plan designed to protect our net operating loss carryforwards from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carry forwards in the future. The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream common stock from the rights plan, if such acquisition would not limit or impair the availability of our net operating loss carryforwards.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of September 30, 2015 and December 31, 2014, we recorded valuation allowances of $138.1 million and $94.9 million, respectively, related to federal and state loss carryforwards which are expected to expire before they are utilized. The amount of federal tax credit carryforward at September 30, 2015 and December 31, 2014, was approximately $39.2 million and $34.6 million, respectively, which expire in varying amounts from 2031 through 2034. The amount of state tax credit carryforward at September 30, 2015 and December 31, 2014, was approximately $24.1 million for both periods, which expire in varying amounts from 2015 through 2027.

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

We also issue performance-based restricted stock units as part of our share-based compensation plan. These restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of September 30, 2015, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Options and warrants granted in conjunction with past acquisitions are included in the computation of dilutive earnings per share using the treasury stock method.

A reconciliation of net (loss) income and number of shares used in computing basic and diluted (loss) earnings per share was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions, except per share amounts)	2015	2014	2015	2014
Basic and diluted (loss) earnings per share:
Numerator:
Net (loss) income	$(7.2)	$8.0	$(113.1)	$38.0
Income allocable to participating securities	(0.5)	(1.2)	(3.0)	(3.7)
Net (loss) income attributable to common shares	$(7.7)	$6.8	$(116.1)	$34.3

Denominator:
Basic shares outstanding
Weighted average basic shares outstanding	102.9	100.4	102.6	100.2
Weighted average participating securities	(3.6)	(0.8)	(2.7)	(0.8)
Weighted average basic shares outstanding	99.3	99.6	99.9	99.4
Diluted shares outstanding
Weighted average basic shares outstanding	99.3	99.6	99.9	99.4
Effect of dilutive stock options	—	0.1	—	—
Weighted average diluted shares outstanding	99.3	99.7	99.9	99.4
Basic and diluted (loss) earnings per share:
Net (loss) income	($.08)	$.07	($1.16)	$.35

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. (Loss) Earnings per Share, Continued:

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted shares outstanding because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled 0.5 million and 0.4 million shares for the three and nine month periods ended, September 30, 2015, respectively, as compared to 0.1 million for both the three and nine month periods ended September 30, 2014, respectively.

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

The following information presents condensed consolidating and combined statements of comprehensive (loss) income for the three and nine month periods ended September 30, 2015 and 2014, condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014, and condensed consolidating and combined statements of cash flows for the nine month periods ended September 30, 2015 and 2014 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive (Loss) Income (Unaudited)
	Three Months Ended September 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$312.3	$1,144.9	$(6.0)	$1,451.2
Product sales	—	41.6	5.8	—	47.4
Total revenues and sales	—	353.9	1,150.7	(6.0)	1,498.6
Costs and expenses:
Cost of services	—	111.0	598.3	(5.4)	703.9
Cost of products sold	—	36.6	4.9	—	41.5
Selling, general and administrative	—	40.5	175.6	(0.6)	215.5
Depreciation and amortization	4.4	86.4	259.7	—	350.5
Merger and integration costs	—	—	3.1	—	3.1
Restructuring charges	—	1.8	3.5	—	5.3
Total costs and expenses	4.4	276.3	1,045.1	(6.0)	1,319.8
Operating (loss) income	(4.4)	77.6	105.6	—	178.8
Earnings (losses) from consolidated subsidiaries	15.4	(96.6)	(5.9)	87.1	—
Other income (expense), net	17.2	0.3	(0.1)	—	17.4
Gain on early extinguishment of debt	7.6	—	—	—	7.6
Intercompany interest income (expense)	28.3	(9.5)	(18.8)	—	—
Interest expense	(101.2)	(38.1)	(90.9)	—	(230.2)
Loss before income taxes	(37.1)	(66.3)	(10.1)	87.1	(26.4)
Income tax (benefit) expense	(30.1)	2.2	8.5	—	(19.4)
Net loss	$(7.0)	$(68.5)	$(18.6)	$87.1	$(7.0)
Comprehensive loss	$(223.2)	$(68.5)	$(18.6)	$87.1	$(223.2)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	Three Months Ended September 30, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$293.6	$1,123.0	$(7.0)	$1,409.6
Product sales	—	37.8	8.1	—	45.9
Total revenues and sales	—	331.4	1,131.1	(7.0)	1,455.5
Costs and expenses:
Cost of services	—	123.4	566.9	(5.9)	684.4
Cost of products sold	—	31.3	7.7	—	39.0
Selling, general and administrative	—	38.8	180.3	(1.1)	218.0
Depreciation and amortization	5.3	84.8	258.4	—	348.5
Merger and integration costs	—	—	10.0	—	10.0
Restructuring charges	—	1.8	1.8	—	3.6
Total costs and expenses	5.3	280.1	1,025.1	(7.0)	1,303.5
Operating (loss) income	(5.3)	51.3	106.0	—	152.0
Earnings from consolidated subsidiaries	69.6	15.7	0.3	(85.6)	—
Other (expense) income, net	(0.3)	40.9	(40.7)	—	(0.1)
Intercompany interest income (expense)	31.8	(13.2)	(18.6)	—	—
Interest expense	(130.9)	(11.2)	(1.3)	—	(143.4)
(Loss) income before income taxes	(35.1)	83.5	45.7	(85.6)	8.5
Income tax (benefit) expense	(43.3)	26.0	17.6	—	0.3
Net income	$8.2	$57.5	$28.1	$(85.6)	$8.2
Comprehensive income	$13.8	$57.5	$28.1	$(85.6)	$13.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive (Loss) Income (Unaudited)
	Nine Months Ended September 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$876.3	$3,353.4	$(19.5)	$4,210.2
Product sales	—	112.2	15.9	—	128.1
Total revenues and sales	—	988.5	3,369.3	(19.5)	4,338.3
Costs and expenses:
Cost of services	—	342.7	1,743.1	(16.7)	2,069.1
Cost of products sold	—	97.2	14.6	—	111.8
Selling, general and administrative	—	113.9	543.8	(2.8)	654.9
Depreciation and amortization	13.7	254.5	764.8	—	1,033.0
Merger and integration costs	—	—	74.5	—	74.5
Restructuring charges	—	4.1	11.6	—	15.7
Total costs and expenses	13.7	812.4	3,152.4	(19.5)	3,959.0
Operating (loss) income	(13.7)	176.1	216.9	—	379.3
Earnings (losses) from consolidated subsidiaries	19.4	(150.3)	(5.7)	136.6	—
Other income, net	27.7	0.5	10.3	—	38.5
Loss on early extinguishment of debt	(30.0)	(5.3)	(0.5)	—	(35.8)
Intercompany interest income (expense)	92.7	(37.8)	(54.9)	—	—
Interest expense	(343.5)	(84.4)	(160.9)	—	(588.8)
(Loss) income before income taxes	(247.4)	(101.2)	5.2	136.6	(206.8)
Income tax (benefit) expense	(135.3)	9.5	31.1	—	(94.7)
Net loss	$(112.1)	$(110.7)	$(25.9)	$136.6	$(112.1)
Comprehensive loss	$(435.9)	$(110.7)	$(25.9)	$136.6	$(435.9)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Unaudited)
	Nine Months Ended September 30, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$887.0	$3,378.3	$(18.3)	$4,247.0
Product sales	—	117.5	21.9	—	139.4
Total revenues and sales	—	1,004.5	3,400.2	(18.3)	4,386.4
Costs and expenses:
Cost of services	—	373.6	1,650.1	(15.1)	2,008.6
Cost of products sold	—	100.8	19.3	—	120.1
Selling, general and administrative	—	122.6	572.5	(3.2)	691.9
Depreciation and amortization	16.3	252.1	763.0	—	1,031.4
Merger and integration costs	—	—	26.0	—	26.0
Restructuring charges	—	4.5	15.3	—	19.8
Total costs and expenses	16.3	853.6	3,046.2	(18.3)	3,897.8
Operating (loss) income	(16.3)	150.9	354.0	—	488.6
Earnings from consolidated subsidiaries	229.7	95.4	3.3	(328.4)	—
Other (expense) income, net	(0.4)	123.5	(123.0)	—	0.1
Intercompany interest income (expense)	95.1	(40.6)	(54.5)	—	—
Interest expense	(392.8)	(33.5)	(1.5)	—	(427.8)
(Loss) income before income taxes	(84.7)	295.7	178.3	(328.4)	60.9
Income tax (benefit) expense	(123.9)	77.0	68.6	—	21.7
Net income	$39.2	$218.7	$109.7	$(328.4)	$39.2
Comprehensive income	$31.8	$218.7	$109.7	$(328.4)	$31.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of September 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$49.3	$1.9	$46.0	$—	$97.2
Accounts receivable (less allowance for doubtful accounts of $38.2)	—	258.5	398.8	—	657.3
Notes receivable - affiliate	—	4.7	—	(4.7)	—
Affiliates receivable, net	—	1,558.1	4,586.2	(6,144.3)	—
Inventories	—	71.2	9.8	—	81.0
Deferred income taxes	35.3	18.2	75.3	—	128.8
Prepaid expenses and other	49.9	33.0	75.8	—	158.7
Total current assets	134.5	1,945.6	5,191.9	(6,149.0)	1,123.0
Investments in consolidated subsidiaries	10,018.2	597.8	242.6	(10,858.6)	—
Notes receivable - affiliate	—	314.9	—	(314.9)	—
Goodwill	1,636.7	1,469.4	1,233.9	—	4,340.0
Other intangibles, net	559.5	325.4	701.3	—	1,586.2
Net property, plant and equipment	8.8	1,308.4	4,012.5	—	5,329.7
Investment in CS&L common stock	526.0	—	—	—	526.0
Deferred income taxes	—	287.9	131.6	(419.5)	—
Other assets	14.5	52.3	32.7	—	99.5
Total Assets	$12,898.2	$6,301.7	$11,546.5	$(17,742.0)	$13,004.4
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$5.9	$—	$—	$—	$5.9
Current portion of long-term lease obligations	—	42.6	103.8	—	146.4
Current portion of interest rate swaps	19.2	—	—	—	19.2
Accounts payable	1.1	97.3	268.3	—	366.7
Affiliates payable, net	6,160.0	—	—	(6,144.3)	15.7
Notes payable - affiliate	—	—	4.7	(4.7)	—
Advance payments and customer deposits	—	34.5	172.9	—	207.4
Accrued taxes	0.1	24.4	68.7	—	93.2
Accrued interest	134.3	3.6	1.1	—	139.0
Other current liabilities	12.5	61.3	230.4	—	304.2
Total current liabilities	6,333.1	263.7	849.9	(6,149.0)	1,297.7
Long-term debt	5,593.9	99.5	—	—	5,693.4
Long-term lease obligations	—	1,457.4	3,550.2	—	5,007.6
Notes payable - affiliate	—	—	314.9	(314.9)	—
Deferred income taxes	742.3	—	—	(419.5)	322.8
Other liabilities	54.6	32.6	421.4	—	508.6
Total liabilities	12,723.9	1,853.2	5,136.4	(6,883.4)	12,830.1
Commitments and Contingencies (See Note 7)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	636.2	4,370.0	3,426.9	(7,796.9)	636.2
Accumulated other comprehensive (loss) income	(311.7)	—	2.3	(2.3)	(311.7)
(Accumulated deficit) retained earnings	(150.2)	39.1	2,899.0	(2,938.1)	(150.2)
Total equity	174.3	4,448.5	6,410.1	(10,858.6)	174.3
Total Liabilities and Equity	$12,898.2	$6,301.7	$11,546.5	$(17,742.0)	$13,004.4

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(46.7)	$203.3	$600.7	$—	$757.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.8)	(118.7)	(624.9)	—	(744.4)
Changes in restricted cash	6.7	—	—	—	6.7
Grant funds received for broadband stimulus projects	23.5	—	—	—	23.5
Network expansion funded by Connect America Fund - Phase I	—	(16.5)	(50.9)	—	(67.4)
Other, net	(4.1)	0.1	12.9	—	8.9
Net cash provided from (used in) investing activities	25.3	(135.1)	(662.9)	—	(772.7)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(355.1)	—	—	—	(355.1)
Payment received from CS&L in spin-off	1,035.0	—	—	—	1,035.0
Repayments of debt and swaps	(1,646.7)	(450.0)	(1.9)	—	(2,098.6)
Proceeds of debt issuance	1,620.0	—	—	—	1,620.0
Debt issuance costs	(4.3)	—	—	—	(4.3)
Stock repurchases	(20.0)	—	—	—	(20.0)
Intercompany transactions, net	(550.0)	394.8	129.2	26.0	—
Payments under long-term lease obligations	—	(13.4)	(45.9)	—	(59.3)
Payments under capital lease obligations	—	(4.2)	(20.5)	—	(24.7)
Other, net	(8.2)	2.7	(2.7)	—	(8.2)
Net cash provided from (used in) financing activities	70.7	(70.1)	58.2	26.0	84.8
Increase (decrease) in cash and cash equivalents	49.3	(1.9)	(4.0)	26.0	69.4
Cash and Cash Equivalents:
Beginning of period	—	3.8	50.0	(26.0)	27.8
End of period	$49.3	$1.9	$46.0	$—	$97.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash provided from operations	$43.4	$221.9	$848.4	$—	$1,113.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.4)	(77.2)	(474.1)	—	(552.7)
Broadband network expansion funded by stimulus grants	—	(0.2)	(11.4)	—	(11.6)
Changes in restricted cash	2.0	—	—	—	2.0
Grant funds received for broadband stimulus projects	25.8	—	—	—	25.8
Grant funds received from Connect America Fund - Phase I	—	9.4	16.6	—	26.0
Network expansion funded by Connect America Fund - Phase I	—	(0.5)	(1.5)	—	(2.0)
Net cash provided from (used in) investing activities	26.4	(68.5)	(470.4)	—	(512.5)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(452.4)	—	—	—	(452.4)
Repayments of debt and swaps	(1,049.0)	—	—	—	(1,049.0)
Proceeds of debt issuance	985.0	—	—	—	985.0
Intercompany transactions, net	500.0	(154.6)	(345.4)	—	—
Payments under capital lease obligations	—	(0.6)	(19.2)	—	(19.8)
Other, net	(9.5)	2.7	(2.7)	—	(9.5)
Net cash used in financing activities	(25.9)	(152.5)	(367.3)	—	(545.7)
Increase in cash and cash equivalents	43.9	0.9	10.7	—	55.5
Cash and Cash Equivalents:
Beginning of period	13.7	3.1	31.4	—	48.2
End of period	$57.6	$4.0	$42.1	$—	$103.7

15. Subsequent Event:

On October 19, 2015, Windstream announced the entry into a definitive agreement with TierPoint LLC (“TierPoint”) pursuant to which Windstream Services will sell a substantial portion of our data center business for $575.0 million in cash. In the transaction, TierPoint will acquire 14 of Windstream’s 27 data centers, including data centers located in Arkansas, Illinois, Massachusetts, North Carolina, Pennsylvania, and Tennessee. In connection with the closing of the transaction, Windstream will establish an ongoing reciprocal strategic partnership with TierPoint, allowing both companies to sell their respective products and services to each other’s prospective customers through referrals. The transaction is subject to customary conditions and approvals, and is currently expected to close in the next two to five months.

The consummation of the transaction is subject to customary closing conditions. The definitive agreement also includes customary termination provisions for both TierPoint and Windstream Services and provides that, in connection with the termination of the definitive agreement by Windstream Services under specified circumstances (including circumstances relating to TierPoint’s financing for the consummation of the transaction), TierPoint will be required to pay Windstream Services a customary termination fee.

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

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Services, LLC (“Windstream Services”), formerly Windstream Corporation. Effective February 28, 2015, Windstream Corporation was converted to a limited liability company (“LLC”). Following the conversion, Windstream Holdings owns a 100 percent interest in Windstream Services. Windstream Holdings common stock trades on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “WIN”. All shares of Windstream Services common stock are held by Windstream Holdings and do not trade on any stock market. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the SEC. Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three and nine month periods ended September 30, 2015, the amount of pretax expenses directly incurred by Windstream Holdings were approximately $0.3 million and $1.6 million, respectively, compared to $0.4 million and $2.0 million for the same periods in 2014. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.2 million and $1.0 million for the three and nine month periods ended September 30, 2015 compared to $0.2 million and $1.2 million in 2014. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

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

On April 24, 2015, Windstream Services called for redemption all of its $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018, at a redemption price payable in cash equal to $1,040.63 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. Also on April 24, 2015, PAETEC Holding, LLC, (“PAETEC”) a direct, wholly-owned subsidiary of Windstream Services, called for redemption all $450.0 million of its outstanding aggregate principal amount of 9.875 percent notes due 2018, at a redemption price payable in cash equal to $1,049.38 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. On May 27, 2015, we completed the redemption of these two debt obligations, using a portion of the $1.035 billion cash payment received from CS&L to fund the redemption price.

As of the spin-off date, excluding restricted shares issued to Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. Windstream intends to use all of its shares of CS&L to retire additional Windstream Services debt within 18 to 24 months from the date of the spin-off, subject to market conditions.

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

See Note 4 for additional information regarding the master lease agreement.

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

On April 24, 2015, Windstream Holdings filed a certificate of amendment to its restated certificate of incorporation with the secretary of state of the State of Delaware. The certificate of amendment effected the previously approved reverse stock split of Windstream Holdings outstanding common stock at a ratio of one-for-six (the “reverse stock split”). As a result of the reverse stock split, effective April 26, 2015, Windstream Holdings’ authorized share capital was reduced to 200.0 million shares, consisting of 33.3 million shares of preferred stock, par value $.0001 per share, and 166.7 million shares of common stock, par value $.0001 per share and the number of issued and outstanding shares of common stock of Windstream Holdings was reduced to approximately 100.9 million shares.

OVERVIEW

We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and carrier partners across the United States. We offer bundled services, including broadband, security solutions, voice and digital television to consumers. We also provide data, cloud solutions, unified communications and managed services to business and enterprise clients. We supply core transport solutions on a local and long-haul fiber-optic network spanning approximately 121,000 miles.

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

On the consumer front, we are continuing to make investments to increase broadband speeds and capacity throughout our territories. Although new customer growth is slowing as the market becomes more heavily penetrated, we expect increases in real-time streaming video and traditional Internet usage to motivate customers to upgrade to faster broadband speeds with a higher price. We also actively promote value-added Internet services, such as security and online back-up, to take advantage of the broadband speeds we offer. Recently, we launched Kinetic, a complete video entertainment offering in our Lincoln, Nebraska market and expect to roll out this new service in eight additional markets during the next few years. We are enhancing our high-speed Internet capabilities with Very high-bit-rate Digital Subscriber Line Generation 2 bonding technology, which provides greater speed availability on our existing network. Our consumer business remains under pressure due to competition from wireless carriers, cable television companies and other companies using emerging technologies. In response to this competitive pressure, we are focused on stabilizing our consumer business through expansion and upgrade of our broadband network and service offerings.

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

BUSINESS TRENDS

The following discussion highlights key trends affecting our business:

Enterprise services: Demand for advanced communications services is expected to drive growth in revenues from enterprise customers. To meet this demand, we continue to expand our capabilities in integrated voice and data services, which deliver voice and broadband services over a single Internet connection. We also offer multi-site networking services which provide a fast and private connection between business locations as well as a variety of other data services. We leverage our national network to offer more complex and customized solutions to our customers. While offering sales growth opportunities, the shift to more complex solutions requiring additional customization can lead to longer installation times. We view this as a strategic growth area, but we are subject to competition from other carriers and cable companies, which could suppress growth and result in lower operating margins. Enterprise business customers increased approximately 500, or 2 percent, during the twelve month period ended September 30, 2015, reflecting our continued focus on growing this business.

Small business services: We differentiate our customer base for these services between those customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in services areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. Small business - ILEC customers decreased 13,900, or 7 percent, and small business - CLEC customers decreased 18,600, or 15 percent, during the twelve month period ended September 30, 2015 primarily due to business closures and competition. To increase demand for our small business - ILEC services, we are focused on enhancing the high-speed Internet capabilities of our network to deliver faster speeds to our customers. In contrast to our ILEC strategy, our small business - CLEC strategy is focused on retention, selling incremental services to existing customers and cost reductions to deliver profitable revenue opportunities. We combat competition in the small business sector by offering personalized service to customers through advanced customized solutions, an integrated sales approach, and dedicated representatives. See “Competition” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015, for more details.

Data center services: Many businesses are moving towards cloud computing and managed services as an alternative to a traditional information technology (“IT”) infrastructure. On October 19, 2015, we announced that we have entered into a definitive agreement with TierPoint, a leading national provider of cloud, colocation and managed services, to sell a substantial portion of our data center business. In the transaction, TierPoint will acquire 14 of Windstream’s 27 data centers. The remaining data centers retained by us are primarily shared colocation facilities. As part of the transaction, we will establish an ongoing reciprocal strategic partnership with TierPoint, allowing both companies to sell their respective products and services to each other’s prospective customers through referrals. Through this arrangement and our retained data centers, we are capable of offering traditional data center services to enterprise customers.

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

Consumer high-speed Internet: As of September 30, 2015, we provided high-speed Internet service to approximately 75 percent of our primary residential lines in service. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink. As a result, consumer high-speed Internet connections decreased 32,400, or 3 percent, during the twelve month period ended September 30, 2015. To offset the effects of competition, we believe growing customer demand for faster speeds and value-added services, such as online security and back-up, will drive growth in consumer high-speed Internet revenues. We continue to focus on increasing our broadband speeds available to customers. As of September 30, 2015, we could deliver speeds up to 3 Mbps to all of our addressable lines, and speeds up to 6 Mbps, 12 Mbps, and 24 Mbps are available to approximately 81 percent, 55 percent, and 22 percent of our addressable lines, respectively.

Consumer households served: Voice only and switched access revenues will continue to be adversely impacted by future declines in the number of consumer households served due to competition from cable companies, wireless carriers and providers using other emerging technologies. To combat competitive pressures, we continue to emphasize our bundled products and services. Our consumers can bundle voice, high-speed Internet and video services, providing one convenient billing solution and bundle discounts. We believe that product bundles positively impact customer retention, and the associated discounts provide our customers the best value for their communications and entertainment needs. Consumer households served decreased 80,100, or 5 percent, during the twelve month period ended September 30, 2015, primarily due to the effects of competition.

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

EXECUTIVE SUMMARY

Operating results for the three and nine month periods ended September 30, 2015 were favorably impacted by additional subsidy revenues received from the Connect America Fund (“CAF”) Phase II, growth in enterprise revenues, reflecting increased demand for integrated data and voice services, multi-site networking and data center services, and dividend income earned on Windstream’s retained 19.6 percent ownership interest in CS&L. Conversely, operating results for both the three and nine month periods of 2015 were adversely impacted by the REIT spin-off, primarily due to additional interest expense attributable to the long-term lease obligation under the master lease agreement with CS&L previously discussed and REIT-related transaction costs, including investment banker fees, legal and accounting fees, and losses incurred on the early extinguishment of long-term debt. Reductions in small business, carrier and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively, also impacted our operating results in both the three and nine month periods of 2015, when compared to the same periods of 2014.

For the remainder of 2015, our operational focus is on enhancing our high-speed Internet capabilities, increasing the profitability of our enterprise business, expanding our carrier network and effectively managing our costs.

Other initiatives completed in the third quarter of 2015 included:

•
The repurchase in the open market of $253.7 million of long-term debt, which improved our debt maturity profile and will lower annual interest expense on long-term debt by approximately $20.0 million. Through the monetization of our retained ownership interest in CS&L, we are positioned to retire additional long-term debt.

•
In an effort to return value to shareholders, on August 5, 2015, our board of directors authorized a stock repurchase program of up to $75.0 million to be completed by December 31, 2016. Under this plan, we will buy back shares opportunistically through open market purchases. During the third quarter of 2015, we repurchased 3.1 million of our common shares at a total cost of $20.0 million.

As previously discussed, we announced that we have entered into a definitive agreement with TierPoint, a leading national provider of cloud, colocation and managed services, to sell a substantial portion of our data center business for $575.0 million in cash. As part of the transaction, Windstream will establish an ongoing reciprocal strategic partnership with TierPoint, allowing both companies to sell their respective products and services to each other’s prospective customers through referrals. This arrangement with TierPoint will allow Windstream to invest capital in its core telecommunications offerings while continuing to offer traditional data center services to enterprise customers across a broader TierPoint data center footprint. The transaction is expected to close in the next two to five months, subject to customary conditions and approvals. We expect to use the net proceeds from this transaction to fund upgrades to our broadband network and to repay additional long-term debt.

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

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2015	2014	2015	2014
Revenues and sales:
Service revenues:
Enterprise	$500.6	$476.8	$1,468.0	$1,405.4
Consumer and small business - ILEC	420.8	432.6	1,263.5	1,286.6
Carrier	169.0	180.1	517.8	553.2
Small business - CLEC	145.5	163.4	441.3	507.3
Regulatory and other	215.3	156.7	519.6	494.5
Total service revenues	1,451.2	1,409.6	4,210.2	4,247.0
Product sales	47.4	45.9	128.1	139.4
Total revenues and sales	1,498.6	1,455.5	4,338.3	4,386.4
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below) (a)	703.9	684.4	2,069.1	2,008.6
Cost of products sold	41.5	39.0	111.8	120.1
Selling, general and administrative (a)	215.8	218.4	656.5	693.9
Depreciation and amortization	350.5	348.5	1,033.0	1,031.4
Merger and integration costs	3.1	10.0	74.5	26.0
Restructuring charges	5.3	3.6	15.7	19.8
Total costs and expenses	1,320.1	1,303.9	3,960.6	3,899.8
Operating income	178.5	151.6	377.7	486.6
Other income (expense), net	17.4	(0.1)	38.5	0.1
Gain (loss) on early extinguishment of debt	7.6	—	(35.8)	—
Interest expense	(230.2)	(143.4)	(588.8)	(427.8)
(Loss) income before income taxes	(26.7)	8.1	(208.4)	58.9
Income tax (benefit) expense	(19.5)	0.1	(95.3)	20.9
Net (loss) income	$(7.2)	$8.0	$(113.1)	$38.0

(a)
Prior year amounts for cost of services and selling, general and administrative have been adjusted to reflect the proper classification of certain operating expenses. See Note 1 for additional information.

The following table reflects the consolidated operating metrics of Windstream Holdings as of September 30:

(Thousands)	2015	2014
Enterprise Business Customers (a)	25.1	24.6

Consumer Operating Metrics:
Households served	1,471.0	1,551.1
High-speed Internet	1,109.6	1,142.0
Digital television customers	366.0	389.9

Small Business Customers: (b)
ILEC	192.4	206.3
CLEC	108.9	127.5

(a)
Enterprise business customers include each individual customer to which we provide service, excluding carrier special access circuits, that represent customer relationships that generate $1,500 or more in revenue per month.

(b)
Small business customers include each individual customer to which we provide service, excluding carrier special access circuits, that represent customer relationships that generate less than $1,500 in revenue per month.

A detailed discussion and analysis of our consolidated operating results is presented below.

Enterprise Service Revenues

Enterprise service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to enterprise customers. We experience competition in the enterprise channel primarily from other carriers, including traditional telephone companies and competitive providers. Cable companies are also a source of competition, as they have begun to compete for larger customers by expanding their product and sales capabilities.

Our enterprise customers are driving growth in overall revenue through increased demand for integrated voice and data services, data center and managed services, and advanced data services such as multi-site networking. For the three and nine month periods ended September 30, 2015, enterprise business customers increased by approximately 300 and 200, respectively, compared to increases of 100 and 500 for the same periods in 2014.

While opportunities for growth from enterprise services continue, competition as well as general economic conditions may impact future revenue growth. In addition, traditional business voice and long-distance service revenues continue to decline due to competition and migration to more advanced integrated voice and data services.

The following table reflects the primary drivers of year-over-year changes in enterprise service revenues:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in data and integrated services and high speed Internet revenues (a)	$22.2		$61.6
Due to increases in data center and managed services revenues (b)	4.2		12.0
Due to decreases in traditional voice, long distance and miscellaneous revenues (c)	(2.6)		(11.0)
Net increases in enterprise service revenues	$23.8	5%	$62.6	4%

(a)
Increases in data and integrated services revenues were primarily due to continued demand for advanced data services and customer migration to our integrated voice and data services, previously discussed.

(b)
Increases in data center and managed services revenues; which include cloud computing, colocation, dedicated server and disaster recovery solutions for enterprise business customers; reflected increased demand and incremental sales of these services.

(c)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage, adverse effects of competition and the migration of existing customers to integrated services and bundled offerings. The decline was partially offset by incremental revenues attributable to the access recovery charge (“ARC”) of $3.5 million for the nine month period ended September 30, 2015, primarily due to an increase in the monthly rate effective July 1, 2014. The ARC is a monthly charge established by the FCC designed to mitigate revenue reductions from intercarrier compensation reform.

Consumer and Small Business - ILEC Service Revenues

Consumer service revenues are generated from the provisioning of high-speed Internet, voice and video services to consumers. We expect the number of consumer households served to continue to decline as a result of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three and nine month periods ended September 30, 2015, consumer households served decreased by approximately 23,200 and 57,600, respectively, compared to decreases of 25,500 and 70,000 for the same periods in 2014. Demand for faster broadband speeds and Internet-related services, such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

For the three and nine month periods ended September 30, 2015, consumer high-speed Internet customers decreased by approximately 11,200 and 22,000, respectively, compared to decreases of 11,800 and 28,900 for the same periods in 2014. As of September 30, 2015, we provided high-speed Internet service to approximately 75 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. We do not expect significant additional cable expansions into our service areas during 2015, but we could experience some increased competition from high-speed Internet offerings of wireless competitors. The number of high-speed Internet customers we serve will continue to be impacted by the effects of competition from other service providers and increased penetration in the marketplace as the number of households without high-speed Internet service continues to shrink.

Small business - ILEC service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services. For the three and nine month periods ended September 30, 2015, small business - ILEC customers decreased by approximately 3,500 and 10,500, respectively, compared to decreases of 3,300 and 9,600 for the same periods in 2014, primarily due to business closures and competition from cable companies.

To combat competitive pressures in our markets, we emphasize our bundled service strategy and enhancements to our network to offer faster Internet speeds. Service bundles provide discounts and other incentives for customers to bundle their voice, long distance, high-speed Internet and video services and have positively impacted our operating trends.

The following table reflects the primary drivers of year-over-year changes in consumer and small business - ILEC service revenues:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in high-speed Internet bundle revenues (a)	$1.5	1%	$13.8	2%
Due to decreases in video and miscellaneous revenues	(0.6)	(5)%	(0.7)	(2)%
Due to decreases in voice only revenues (b)	(8.2)	(16)%	(24.2)	(16)%
Net decreases in consumer revenues	(7.3)	(2)%	(11.1)	(1)%
Due to decreases in small business - ILEC (c)	(4.5)	(1)%	(12.0)	(4)%
Net decreases in consumer and small business - ILEC service revenues	$(11.8)	(3)%	$(23.1)	(2)%

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

(c)
Decreases in small business - ILEC were primarily attributable to lower usage for voice and long distance services and the decline in customers due to the impacts of competition. The decline was partially offset by incremental revenues attributable to the ARC of $2.8 million for the nine month period ended September 30, 2015, primarily due to an increase in the monthly rate effective July 1, 2014, as previously discussed.

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

Carrier service revenues also includes voice and data services sold to other carriers on a wholesale basis.

The following table reflects the primary drivers of year-over-year changes in carrier service revenues:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in wholesale revenues (a)	$(0.6)	(1)%	$5.4	6%
Due to decreases in core carrier revenues	(1.7)	—%	(5.9)	(2)%
Due to decreases in wireless TDM (b)	(8.8)	(18)%	(34.9)	(41)%
Net decreases in carrier service revenues	$(11.1)	(6)%	$(35.4)	(6)%

(a)	Growth in these revenues during the nine month period ended September 30, 2015, primarily reflect the effects of increased minutes of long-distance usage and targeted rate increases.

(b)
Wireless TDM revenues primarily consist of monthly recurring charges for dedicated copper-based circuits to towers. The decreases in these revenues were attributable to declines in special access charges for dedicated copper-based circuits as carriers migrate to fiber-based networks.

Small Business - CLEC Service Revenues

Small business - CLEC service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services. For the three and nine month periods ended September 30, 2015, small business - CLEC customers decreased by approximately 5,000 and 14,200, respectively, compared to decreases of 4,600 and 13,500 for the same periods in 2014, primarily due to business closures and competition from cable companies.

The following table reflects the primary drivers of year-over-year changes in small business - CLEC service revenues:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to decreases in data and integrated services and high-speed Internet revenues (a)	$(6.4)		$(28.7)
Due to decreases in traditional voice, long distance and miscellaneous revenues (b)	(11.5)		(37.3)
Net decreases in small business - CLEC service revenues	$(17.9)	(11)%	$(66.0)	(13)%

(a)	Decreases in data and integrated services and high-speed Internet revenues were primarily due to the decline in customers as a result of business closures and competition, as previously discussed.

(b)	Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage and the decline in customers due to the impacts of competition.
Regulatory and Other Service Revenues

Regulatory revenues include switched access revenues, federal and state Universal Service Fund (“USF”) revenues, CAF Phase II support, and funds received from the access recovery mechanism (“ARM”). Switched access revenues include usage sensitive revenues from long distance companies and other carriers for access to our network in connection with the completion of long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our network facilities. USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is administered by the FCC for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen USF support in those states in which we elected to receive the CAF Phase II funding. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the ARC, previously discussed. See Regulatory Matters for further discussion. Regulatory revenues are expected to be impacted by voice line losses and continued reductions in switched access rates.

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

The following table reflects the primary drivers of year-over-year changes in regulatory and other service revenues:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in federal USF and CAF revenues (a)	$70.9		$60.7
Due to increases in wholesale reseller revenues (b)	3.7		6.5
Due to increases in pass through taxes and other surcharges	3.1		5.6
Due to decreases in state USF revenues	(1.5)		(4.9)
Due to decreases in other miscellaneous revenues	(1.9)		(3.7)
Due to decreases in switched access revenues (c)	(7.8)		(22.9)
Due to decreases in consumer revenues (d)	(7.9)		(16.2)
Net increases in regulatory and other service revenues	$58.6	37%	$25.1	5%

(a)
Federal USF and CAF revenues primarily consists of frozen USF support, CAF Phase II support and ARM. The increases in the three and nine month periods ended September 30, 2015 are mostly attributable to the CAF Phase II incremental support of $72.8 million received during the third quarter of 2015, which was retroactive to January 1, 2015, partially offset by the effects of a decrease in the ARM monthly rate effective July 1, 2014.

(b)
Increases reflect revenues attributable to a wholesale master services agreement between Windstream and CS&L pursuant to which Windstream provides network transport services to CS&L’s consumer CLEC business.

(c)
Decreases in switched access revenues were primarily due to the impacts of intercarrier compensation reform and a continued decline in network demand. As previously discussed, the ARC and ARM were designed to help mitigate the revenue losses resulting from intercarrier compensation reform.

(d)	Decreases primarily reflect the transfer of the consumer CLEC business to CS&L in conjunction with the spin-off.

Product Sales

Product sales consist of sales of various types of communications equipment to our customers. We also sell network equipment to contractors on a wholesale basis. Business product sales includes high-end data and communications equipment which facilitate the delivery of advanced data and voice services to our business customers. Consumer product sales include high-speed Internet modems, home networking equipment, computers and phones. Sales of high-speed Internet modems to consumers have declined as a result of our implementation of a modem rental program.

The following table reflects the primary drivers of year-over-year changes in product sales:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in contractor sales	$6.7		$11.3
Due to decreases in business product sales	(1.3)		(10.7)
Due to decreases in consumer product sales	(3.9)		(11.9)
Net changes in product sales	$1.5	3%	$(11.3)	(8)%

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in interconnection expense (a)	$23.1		$64.7
Due to increases in network operations (b)	9.1		16.6
Due to increases in federal USF expenses (c)	3.2		6.3
Due to decreases in postretirement and pension (d)	(3.2)		(15.4)
Due to decreases in other expense	(12.7)		(11.7)
Net increases in cost of services	$19.5	3%	$60.5	3%

(a)
Increases in interconnection expense were attributable to increased purchases of circuits due to the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network, partially offset by rate reductions and cost improvements from the continuation of network efficiency projects.

(b)	Increases in network operations were primarily due to higher leased network facilities costs attributable to expansion of our fiber transport network.

(c)	Increases in federal USF contributions were driven by increases in the USF contribution factor for the three and nine month periods ended September 30, 2015, compared to the same periods a year ago.

(d)
Decreases in postretirement and pension expense primarily resulted from the difference in the amount of curtailment gains recognized during the three and nine month periods ended September 30, 2015 and the first quarter of 2014 related to the elimination of medical and prescription subsidies for certain active employees. These curtailment gains reduced cost of services by $2.4 million and $13.1 million in the three and nine month periods ended September 30, 2015, respectively, compared to a reduction of $5.1 million during the nine month period ended September 30, 2014. See Note 8 for additional information.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The changes in cost of products sold were consistent with the changes in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in sales to contractors	$6.7		$11.2
Due to decreases in product sales to consumers	(1.7)		(5.8)
Due to decreases in product sales to business customers	(2.5)		(13.7)
Net changes in cost of products sold	$2.5	6%	$(8.3)	(7)%

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in sales and marketing expenses (a)	$1.2		$(5.8)
Due to changes in salaries and other benefits (b)	0.4		(11.4)
Due to decreases in postretirement and pension (c)	(1.0)		(4.5)
Due to decreases in other costs	(3.2)		(15.7)
Net decreases in SG&A and other expenses	$(2.6)	(1)%	$(37.4)	(5)%

(a)
The decrease in sales and marketing expenses for the nine month period ended September 30, 2015 was primarily due to the expansion of enterprise marketing campaigns during the first nine months of 2014 designed to generate sales leads and promote brand awareness.

(b)	Decreases were primarily related to the completion of several small workforce reductions completed during the nine month period ended September 30, 2015.

(c)
Decreases in postretirement and pension expense primarily resulted from the difference in the amount of curtailment gains recognized during the three and nine month periods ended September 30, 2015 and the first quarter of 2014 related to the elimination of medical and prescription subsidies for certain active employees. These curtailment gains reduced cost of services by $0.6 million and $3.4 million in the three and nine month periods ended September 30, 2015, respectively, compared to a reduction of $4.4 million during the nine month period ended September 30, 2014. See Note 8 for additional information.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in depreciation expense (a)	$10.9		$27.1
Due to decreases in amortization expense (b)	(8.9)		(25.5)
Net increases in depreciation and amortization expense	$2.0	1%	$1.6	—%

(a)	Increases in depreciation expense were primarily due to additions to property, plant and equipment.

(b)
Decreases in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each year as the intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur a significant amount of costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. We also incurred investment banking fees, legal, accounting and other consulting fees related to the REIT spin-off. Our acquisition of PAETEC and fees related to the spin-off account for the merger and integration costs incurred for the periods presented.

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

During the first nine months of 2015, we incurred restructuring charges of $10.8 million related to the completion of several small workforce reductions. Additionally, we incurred charges of $3.1 million related to the special shareholder meeting held on February 20, 2015 to approve the one-for-six reverse stock split and the conversion of Windstream Corporation to Windstream Services.

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

Set forth below is a summary of merger, integration and restructuring costs for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2015	2014	2015	2014
Merger and integration costs:
Information technology conversion costs (a)	$1.3	$4.2	$7.4	$15.7
Costs related to REIT spin-off	0.2	4.3	65.2	6.9
Consulting and other costs	1.6	1.5	1.9	3.4
Total merger and integration costs	3.1	10.0	74.5	26.0
Restructuring charges (b)	5.3	3.6	15.7	19.8
Total merger, integration and restructuring costs	$8.4	$13.6	$90.2	$45.8

(a)	Information technology conversion costs incurred primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

(b)
Restructuring charges for the nine month period ended September 30 , 2015 are primarily due to small workforce reductions and the special shareholder meeting, as discussed above. For the same period in 2014, restructuring charges primarily relate to the workforce reduction completed in the first quarter of 2014, also discussed above, as well as other restructuring activities.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of September 30, 2015, we had unpaid merger, integration and restructuring liabilities totaling $6.1 million, which consisted of $2.8 million associated with restructuring initiatives and $3.3 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 10).

Operating Income

Operating income increased $26.9 million, or 17.7 percent, during the three month period ended September 30, 2015 primarily due to the additional CAF Phase II funding received during the third quarter of 2015, as well as, growth in enterprise service revenues reflecting a continued demand for data, integrated and high-speed Internet services. Comparatively, operating income decreased by $108.9 million, or 22.4 percent, during the nine month period ended September 30, 2015 as a result of transaction costs related to completing the REIT spin-off which amounted to $65.2 million in the nine month period of 2015, increases in interconnection costs, and reductions in small business and carrier revenues due to customer losses from business closures and competition and declining demand for copper-based circuits, respectively.

Other Income (Expense), Net

Set forth below is a summary of other income (expense), net for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2015	2014	2015	2014
Interest (expense) income	$(0.1)	$0.1	$1.1	$1.0
Dividend income (a)	17.6	—	30.6	—
Gain on sale on non-operating assets (b)	—	—	10.1	—
Other income (expense), net	0.3	(0.1)	0.6	(0.6)
Ineffectiveness of interest rate swaps	(0.4)	(0.1)	(3.9)	(0.3)
Other income (expense), net	$17.4	$(0.1)	$38.5	$0.1

(a)	Represents dividend income earned on our investment in CS&L common stock. On October 15, 2015, CS&L paid its previously declared quarterly dividend of $.60 per share.

(b)	Represents the gain recognized from the sale of our remaining non-strategic directory publishing assets. The sale was completed on April 1, 2015.

Gain (Loss) on Extinguishment of Debt

Under the debt repurchase program previously discussed, Windstream Services repurchased in the open market certain of its senior unsecured notes representing an aggregate principal amount of $253.7 million, utilizing available borrowings under Windstream Services’ revolving line of credit. The partial repurchase was accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a pretax gain of $7.6 million during the third quarter of 2015.

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

The gain (loss) on extinguishment of debt was as follows for the three and nine month periods ended September 30:

(Millions)	Three Months Ended	Nine Months Ended
Senior secured credit facility borrowings:
Premium on early redemption	$—	$(6.6)
Third-party fees for early redemption	—	(0.7)
Unamortized debt issuance costs on original issuance	—	(8.6)
Loss on early extinguishment of senior secured credit facility borrowings	—	(15.9)
2018 Notes:
Premium on early redemption	—	(16.3)
Unamortized discount on original issuance	—	(1.4)
Unamortized debt issuance costs on original issuance	—	(4.0)
Loss on early extinguishment of 2018 Notes	—	(21.7)
Partial repurchase of 2017, 2021, 2022 and 2023 Notes:
Discount on early repurchase	10.9	10.9
Unamortized net discount on original issuance	(0.5)	(0.5)
Unamortized debt issuance costs on original issuance	(2.8)	(2.8)
Gain on early extinguishment of partial repurchase of 2017, 2021, 2022 and 2023 Notes:	7.6	7.6
PAETEC 2018 Notes:
Premium on early redemption	—	(22.2)
Unamortized premium on original issuance	—	16.9
Loss on early extinguishment of PAETEC 2018 Notes	—	(5.3)
Cinergy Communications Company Notes:
Premium on early redemption	—	(0.5)
Loss on early extinguishment of Cinergy Communication Company Notes	—	(0.5)
Total gain (loss) on early extinguishment of debt	$7.6	$(35.8)

Interest Expense

Set forth below is a summary of interest expense for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2015	2014	2015	2014
Senior secured credit facility, Tranche A	$—	$4.2	$5.4	$12.8
Senior secured credit facility, Tranche B	5.8	17.9	32.0	53.3
Senior secured credit facility, revolving line of credit	4.7	5.4	15.4	16.5
Senior unsecured notes	86.0	96.2	273.5	288.2
Notes issued by subsidiaries	1.7	11.2	20.7	33.6
Interest expense - long-term lease obligations:
Telecommunications network assets	128.2	—	224.2	—
Real estate contributed to pension plan	1.7	—	5.1	—
Impacts of interest rate swaps	4.7	7.3	17.2	22.1
Interest on capital leases and other	0.6	2.0	2.0	4.1
Less capitalized interest expense	(3.2)	(0.8)	(6.7)	(2.8)
Total interest expense	$230.2	$143.4	$588.8	$427.8

Interest expense increased $86.8 million, or 60.5 percent, and $161.0 million, or 37.6 percent, for the three and nine month periods ended September 30, 2015, respectively, as compared to the same periods in 2014. The increases in both 2015 periods were primarily due to the additional interest associated with the long-term lease obligation under the master lease with CS&L. The increases were partially offset by the retirement of amounts outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior secured credit facility through the completion of the debt-for-debt exchange and pay-off of the remaining balance of Tranche B4 and, to a lesser extent, the redemption of the 2018 Notes and PAETEC 2018 notes completed on May 27, 2015.

Income Taxes

During the three and nine month periods ended September 30, 2015, we recognized income tax benefits of $19.5 million and $95.3 million, respectively, as compared to income tax expense of $0.1 million and $20.9 million for the same periods in 2014. The income tax benefit recorded in the third quarter of 2015 reflected the loss before taxes and additional discrete income tax benefits of $7.3 million, net of reserves, for deductible transaction costs related to the REIT spin-off completed during the second quarter of 2015. In addition to the loss before taxes, the income tax benefit recorded for the nine month period of 2015 reflected additional discrete income tax benefits of $22.4 million to adjust our deferred taxes for the effects of the reorganization of certain of our subsidiaries, including Windstream Services, to limited liability companies completed during the first quarter of 2015. These benefits were partially offset by discrete tax expense totaling $9.4 million, including reserves, for non-deductible transaction costs associated with the REIT spin-off. Our effective tax rate was 73.0 percent and 45.7 percent for the three and nine month periods ended September 30, 2015, respectively, as compared to 1.2 percent and 35.5 percent in the same periods in 2014. The effective rates for the three and nine month periods ended September 30, 2015 were impacted by the effects of the discrete items discussed above. Comparatively, the effective rate for the three month period of 2014 reflected a $3.1 million benefit, net of reserves, related to research and development credits recognized in the third quarter of 2014.

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

In reforming the USF, the Order established the CAF, which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. CAF Phase I provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. In Round 2 of CAF Phase 1 incremental support, we were authorized to receive an additional $86.7 million in support for upgrades and new deployments of broadband service. Of the total amount of $86.7 million made available to us, we received $60.7 million in December 2013 and the remaining $26.0 million in the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding received. The portion of capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flow.

On August 5, 2015, Windstream notified the FCC that it is accepting CAF Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling $175.0 million in annual funding compared to our current annual funding of approximately $100.0 million. Support was retroactive to the beginning of 2015 and will continue for six additional years. Windstream will be obligated to offer broadband service at 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer. We will still be eligible to participate in a competitive bidding process for CAF Phase II support in New Mexico, along with other interested eligible competitors; however, the rules for the competitive bidding process are still under consideration by the FCC, and have not yet been finalized. In an order released in December 2014, the FCC stated that it expected to be prepared to conduct the competitive bidding process in 2016. We will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II competitive bidding is complete. As a result, we expect to receive CAF Phase II and frozen USF support as follows:

(Millions)	2015	2016	2017	2018 and Thereafter	Total
CAF Phase II support	$174.9	$174.9	$174.9	$699.6	$1,224.3
Frozen USF support	16.9	12.6	7.7	2.8	40.0
New Mexico CAF Phase II support	4.6	4.6	2.3	—	11.5
Total	$196.4	$192.1	$184.9	$702.4	$1,275.8

The above payouts include transitional support through mid-2018 in the six states in which the CAF Phase II support allocated to and elected by us is less than the amount we received in legacy USF high-cost support. These amounts also assume that we will deploy to 100 percent of the required locations in each state, and may change if we elect by December 31, 2015, to deploy to at least 95 percent but less than 100 percent of the required locations.

We expect the incremental CAF Phase II receipts to be sufficient to cover the program’s capital obligations and to provide significant opportunities for Windstream to enhance broadband services in our more rural markets. Finally, the FCC does not allow funding of CAF Phase I locations in CAF Phase II eligible areas. As a result, we will either reposition certain CAF Phase I funded locations in eligible non-CAF Phase II areas or return the funding associated with such CAF Phase I locations to the FCC. At this time we do not know how much funding, if any, we will need to return or how much savings in planned capital expenditures will be associated with the locations that will no longer be built under CAF Phase I.

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

Set forth below is a summary of intercarrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
(Millions)	2015	2014	2015	2014
Intercarrier compensation revenue	$30.7	$38.6	$103.4	$126.4
Federal USF and CAF Phase II support	$106.3	$35.4	$177.3	$116.6

Broadband Stimulus

As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), approximately $7.2 billion was allocated for the purpose of expanding broadband services to unserved and underserved areas. The Rural Utilities Service (“RUS”), part of the United States Department of Agriculture, approved eighteen of our applications for these funds for projects totaling $241.7 million. Under this program, the RUS funded 75 percent of the approved grants, or up to $181.3 million, and we funded the remainder of at least $60.4 million. Over the duration of this program, which was completed during the third quarter of 2015, the RUS funded $176.4 million of capital expenditures and we funded $142.3 million of capital expenditures. As of September 30, 2015, we have received all outstanding funds from the RUS related to our approved applications.

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

State Regulation and Legislation

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three and nine month periods ended September 30, 2015, we recognized $26.9 million and $81.1 million, respectively in state USF revenue, which included approximately $14.8 million and $45.0 million, respectively, from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the nine month period ended September 30, 2015, we received $39.3 million from the large company program and $5.7 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

In 2013, the Texas Legislature passed a law that requires set reductions to providers’ state USF support over a period of years beginning in 2017 unless providers can demonstrate a “financial need” for continued support. On December 1, 2014, the Texas PUC adopted a financial needs test that allows providers to petition for continued support under a two-step process that takes into consideration the level of competition and the provider’s expenses. We plan to file a petition for its large company support in December 2015; this petition will be considered by the Texas PUC in a contested proceeding. We also may file petitions next year for continuation of small company support. The ultimate impact of these reforms cannot be determined at this time.

In New Mexico, where we have historically received $8.4 million in annual support, the Public Service Commission (“PSC”) adopted modified USF rules in November 2014 that have resulted in reductions in annual support this year. We have filed an appeal of the new rules with the New Mexico Supreme Court and barring success in these appeals, we expect a continuing negative impact to our support amounts but cannot determine the full extent of the impact at this time. In September 2015, the PSC initiated another rulemaking proceeding to consider additional modifications to the USF rules but we cannot estimate, at this time, the financial impact that any rule changes might have.

In Nebraska, where we received $5.3 million from the state high cost fund in 2015, the PSC announced reforms during the third quarter of 2015, for price-cap carriers. In 2016, our support will be frozen at its 2015 levels with 50 percent allocated to ongoing operations and 50 percent allocated to broadband projects that must be approved by the PSC in advance. The PSC is still developing the approval process for broadband projects so we cannot estimate at this time whether we will receive the full support allocated for broadband projects. Support levels and rules for 2017 and beyond will be the subject of further PSC proceedings.

Universal service reform is also possible in several other states including Oklahoma, Pennsylvania, and South Carolina. Annually, we receive $3.4 million from the Oklahoma fund, $13.3 million from the Pennsylvania fund, and $2.1 million from the South Carolina fund. We cannot estimate at this time the financial impact that would result from changes, if any, to these other state funds.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015, for more information regarding our federal and state regulatory matters.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments, lease payments due under the master lease agreement with CS&L, dividend payments, and repurchases of our common stock under the stock repurchase program authorized by our board of directors on August 5, 2015. We also have access to capital markets and available borrowing capacity under our revolving credit agreement. As previously discussed, we are positioned to retire additional long-term debt through the monetization of our retained 19.6 percent ownership interest in CS&L, which we expect to complete within 18 to 24 months from the date of the spin-off, subject to market conditions. Based on CS&L’s announced dividend practice to pay a quarterly dividend of $.60 per share, we expect to earn dividend income of approximately $17.6 million in each quarter that we continue to hold the CS&L common stock.

Our unrestricted cash position increased by $69.4 million to $97.2 million at September 30, 2015, from $27.8 million at December 31, 2014, as compared to an increase of $55.5 million during the same period in 2014. Cash inflows in the nine month period of 2015 were primarily from operating activities, the cash payment received from CS&L in the spin-off, and incremental borrowings under the revolving line of credit. These inflows were partially offset by cash outflows for capital expenditures, dividend payments to shareholders, repayments of debt, and repurchases of our common stock.

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

Historical Cash Flows

The following table summarizes our cash flow activities for the nine month period ended September 30:

(Millions)	2015	2014
Cash flows provided from (used in):
Operating activities	$756.3	$1,112.6
Investing activities	(772.7)	(512.5)
Financing activities	85.8	(544.6)
Increase in cash and cash equivalents	$69.4	$55.5

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $356.3 million in the nine month period ended September 30, 2015, as compared to the same period in 2014. The decrease is primarily attributable to lower earnings, as our operating results were negatively impacted by additional interest expense attributable to the master lease agreement with CS&L, decreases in small business, carrier and switched access revenues, an increase in interconnection expense and transaction costs related to the REIT spin-off, as well as changes in working capital mostly driven by timing differences in the receipt of customer payments.

We are currently utilizing net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations during 2015. As a result, we expect cash income tax payments to be approximately $10.0 million in 2015. As previously discussed, we have announced a definitive agreement to sell a substantial portion of our data center business to TierPoint for $575.0 million in cash. We intend to utilize our existing NOLs to substantially offset the taxable amount of the gain expected to be realized upon consummation of the transaction. Significant increases in our cash income tax obligations in years after 2015 could adversely impact our cash flow from operations, which in turn, may affect our ability to maintain our current dividend practice.

In September 2015, Windstream’s board of directors adopted a shareholder rights plan designed to protect our NOLs from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carry forwards in the future. The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream common stock from the rights plan, if such acquisition would not limit or impair the availability of our NOLs.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities increased $260.2 million in the nine month period ended September 30, 2015, as compared to the same period in 2014, primarily due to increased capital expenditures, further discussed below. Cash flows from investing activities during the nine month period ended September 30, 2014 also reflected $26.0 million in additional CAF support.

Capital expenditures were $744.4 million for the nine month period ended September 30, 2015 compared to $552.7 million for the same period in 2014, an increase of $191.7 million. During the first nine months of 2015, the majority of our capital spend was directed toward fiber expansion and consumer broadband upgrades of our network. Network expansion funded by CAF Phase I totaled $67.4 million for the nine month period ended September 30, 2015. As previously discussed under “Regulatory Matters”, we committed to match on at least a dollar-for-dollar basis the total amount of support we received from the CAF Phase I of $86.7 million for upgrades and new deployments of broadband service. Capital expenditures related to CAF Phase I projects funded by us are included in additions to property, plant and equipment in the accompanying consolidated statements of cash flows. During the first nine months of 2015, expenditures for broadband network expansion funded by stimulus grants declined $11.6 million compared to the same period of 2014. The decrease reflects the completion of the RUS stimulus program.

We expect that increases in wireless data usage and expansion of wireless 4G networks will continue through the end of 2015, which will provide more opportunities for our wireless backhaul services. Including an additional $95.0 million of capital expenditures to be funded utilizing CAF Phase II support, we expect total 2015 capital expenditures to be approximately $950.0 million to $975.0 million.

Cash Flows - Financing Activities

Cash provided from financing activities was a net inflow of $85.8 million for the nine month period ended September 30, 2015 compared to a net use of $544.6 million for the same period in 2014. The change was primarily attributable to the cash payment of $1,035.0 million received from CS&L related to the spin-off and additional borrowings under the revolving credit agreement.

Proceeds from new issuances of long-term debt during the first nine months of 2015 were $1,620.0 million compared to $985.0 million during the same period in 2014 and consisted solely of new borrowings under the revolving line of credit for both periods presented.

Debt repayments for the nine months ended September 30, 2015 totaled $2,098.6 million and primarily consisted of the redemption of the $400.0 million 2018 Notes and $450.0 million PAETEC 2018 Notes, open market repurchases of $253.7 million of aggregate principal amount of senior unsecured notes, repayment of borrowings under the revolving line of credit of $1,460.0 million and, following the completion of the debt-for-debt exchange, the pay-off of the remaining principal balance of $241.8 million of Tranche B4 under the senior secured credit facility. Debt repayments for the nine month period of 2014 primarily consisted of the repayment of borrowings under the revolving line of credit of $965.0 million.

Prior to the completion of the spin-off and reverse stock split, on April 24, 2015, we made a cash distribution of $.0659 per share to our stockholders of record on April 10, 2015, which was equivalent to a pro-rated $.25 per share quarterly dividend. Following the spin-off and reverse stock split, Windstream expects to pay an annual dividend of $.60 per share, paid on a quarterly basis. This practice can be changed at any time at the discretion of the board of directors, and is subject to the restricted payment capacity under Windstream Services’ debt covenants as further discussed below. During the first nine months of 2015, dividends paid to shareholders were $354.1 million, which was a decrease of $97.5 million, as compared to the same period in 2014, reflecting the decline in our quarterly dividend rate following the REIT spin-off. On November 4, 2015, we declared a cash dividend of $.15 per share on our common stock which is payable on January 15, 2016, to shareholders of record on December 31, 2015.
Dividend Policy
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

As of September 30, 2015, we had $5,699.3 million in long-term debt outstanding, including current maturities (see Note 4). As of September 30, 2015, the amount available for borrowing under Windstream Services’ revolving line of credit was $441.9 million.

As a result of the debt-for-debt exchange, completion of the long-term debt tender offers, and other repayments, Windstream Services decreased its long-term debt outstanding by approximately $3.5 billion. As of the spin-off date, Windstream retained a passive ownership interest of approximately 19.6 percent of the common stock of CS&L. Windstream intends to use all of its shares of CS&L to retire additional Windstream Services debt within 18 to 24 months from the date of the spin-off, subject to market conditions. In conjunction with the spin-off, on April 24, 2015, Windstream Services amended its senior secured credit facility to extend the maturity of its revolving credit facility to April 24, 2020. Otherwise, the borrowing capacity under the amended revolving credit agreement was unchanged and provides for borrowings up to an aggregate principal amount of $1,250.0 million.

As of September 30, 2015, Windstream Services had approximately $713.2 million of restricted payment capacity as governed by its senior secured credit facility. Following the completion of the spin-off and amendment of the credit facility on April 24, 2015, Windstream Services’ credit agreement was amended to (i) reset the restricted payment capacity to $750 million and (ii) among other things, exclude the master lease payment as a future restricted payment. The restricted payment capacity may limit the amount of dividends Windstream Services may distribute to Windstream Holdings to fund future dividend payments to Windstream Holdings’ shareholders. Under terms of the credit facility, payments required under the master lease are deducted from OIBDA. Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2015, Windstream Services was in compliance with all debt covenants and restrictions.

Windstream Services’ senior secured credit facility and its indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at September 30, 2015:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$5,699.3
Capital leases, including current maturities	56.0
Total long term debt and capital leases	$5,755.3
Operating income, last twelve months	$400.1
Depreciation and amortization, last twelve months	1,388.0
Other non-cash and non-recurring expense adjustments required by the credit facility and indentures (a)	(354.9)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,433.2
Leverage ratio (b)	4.02
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,433.2
Interest expense, last twelve months	$732.8
Adjustments required by the credit facility and indentures (c)	(337.6)
Adjusted interest expense	$395.2
Interest coverage ratio (d)	3.63
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of September 30, 2015, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	Ba3	BB+	BBB-
Senior unsecured credit rating (a)	B2	BB-	BB
Corporate credit rating (b)	B1	BB-	BB
Outlook (b)	Stable	Negative	Stable

(a)	Ratings assigned to Windstream Services.

(b)	Corporate credit rating and outlook assigned to Windstream Services for Moody’s and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

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

Contractual Obligations and Commitments

Following the completion of the REIT spin-off and debt repurchases, our contractual obligations and commitments changed significantly from December 31, 2014 with respect to our long-term debt, long-term lease obligations and deferred income taxes. The table below presents a summary of our commitments and contingencies as of September 30, 2015 reflecting these changes:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$5.9	$954.1	$1,347.0	$3,454.0	$5,761.0
Interest payments on long-term debt obligations (b)	370.9	700.0	557.3	517.6	2,145.8
Long-term lease obligations (c)	146.1	342.5	432.4	4,142.3	5,063.3
Interest payments on long-term lease obligations (c)	510.4	972.4	894.3	2,405.9	4,783.0
Deferred tax liabilities (d)	94.4	213.7	43.2	(28.5)	322.8
Total	$1,127.7	$3,182.7	$3,274.2	$10,491.3	$18,075.9

(a)	Excludes $4.4 million of unamortized premiums (net of discounts) and $66.1 million of unamortized debt issuance costs included in long-term debt at September 30, 2015.

(b)	Variable rates on Tranche B5 of the senior secured credit facility are calculated in relation to LIBOR, which was 0.21 percent at September 30, 2015.

(c)	Represents the payments related to the master lease agreement with CS&L and the leaseback of real estate contributed to the Windstream Pension Plan (see Note 4).

(d)	Included in other long-term liabilities and commitments at December 31, 2014.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions)	2015	2014	%	2015	2014	%
Operating income	$178.5	$151.6		$377.7	$486.6
Depreciation and amortization	350.5	348.5		1,033.0	1,031.4
OIBDA (a)	$529.0	$500.1	6%	$1,410.7	$1,518.0	(7)%

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the true earnings capacity of providing telecommunications services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include recognizing revenue, evaluating the collectability of trade receivables, assessing goodwill for impairment, accounting for pension benefits, calculating depreciation and amortization expense, determining the fair values of derivative instruments, and accounting for current and deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the nine month period ended September 30, 2015.
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

•	Revenue Recognition

•	Fair Value Measurement Disclosures

•	Pension Plan Investment Disclosures

•	Measurement Period Adjustments in a Business Combination

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about our expectation to return a portion of our cash flow to shareholders through our dividend, our expectation to maintain our current dividend practice at the current rate of dividend, expected amount, timing and benefits of the share repurchase program, the amount that Windstream may reduce its debt by selling its equity stake in CS&L, expected levels of support from universal service funds or other government programs, expected rates of loss of consumer households served or inter-carrier compensation, expected increases in high-speed Internet and business data connections, our expected ability to fund operations, expected required contributions to our pension plan, the amounts expected to be received from the Connect America Fund to fund the deployment of broadband services and the expected benefits of those services and forecasted capital expenditure amounts, capital expenditures and certain debt maturities from cash flows from operations, expected synergies and other benefits from completed acquisitions, and expected effective federal income tax rates. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

•
the risks associated with our proposed transaction involving the sale of certain of our data center assets, including the timing of, and fulfillment of conditions for, the possible closing, the ability to receive, or delays obtaining, required regulatory approvals and third party consents, and the buyer obtaining financing required to fund the proposed transaction;

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

As of September 30, 2015, Windstream Services has entered into three pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2019. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 5 to the consolidated financial statements.

As of September 30, 2015 and 2014, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $689.7 million, and $1,484.6 million, or approximately 12.0 percent and 18.8 percent of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $6.9 million and $14.8 million for the three and nine month periods ended September 30, 2015 and 2014, respectively.

Equity Risk

In connection with the REIT spin-off, we retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. This investment has been classified as an available-for-sale security recorded at fair value, which was $526.0 million at September 30, 2015, and included an unrealized holding loss of $309.7 million. The fair value of the CS&L common stock is based on the quoted market price of the shares on the last day of the reporting period. Our investment in CS&L common stock has exposure to price risk, which is defined as the potential loss in fair value due to a hypothetical 10 percent adverse change in the quoted market price of the shares. A hypothetical 10 percent decrease in CS&L’s common stock price would have resulted in a decrease in the recorded value of our investment of approximately $52.6 million at September 30, 2015.

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
In September 2015, Windstream’s board of directors adopted a shareholder rights plan (the “Rights Plan”), under which Windstream shareholders of record as of the close of business on September 28, 2015 received one preferred share purchase right for each share of common stock outstanding.  The Rights Plan is designed to protect Windstream’s net operating loss carryforwards from the effect of limitations under Section 382 of the Internal Revenue Code (“IRC”), if an ownership change should occur in the future. In general, an ownership change will occur when the percentage of Windstream’s ownership by one or more “5-percent shareholders” (as defined under IRC Section 382) has increased by more than 50 percent at any time during the prior three years (calculated on a rolling basis). Pursuant to the Rights Plan, if a shareholder (or group) acquires beneficial ownership of 4.9 percent or more of the outstanding shares of Windstream’s common stock without prior approval of our Board of Directors or without meeting certain customary exceptions, the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of Windstream at a significant discount and result in significant dilution in the economic interest and voting power of acquiring shareholder or group. Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Rights Plan will prevent all transfers that could result in such an “ownership change”.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, our board of directors authorized a stock repurchase program of up to $75.0 million to be completed by December 31, 2016. Under the repurchase plan, we may repurchase shares, from time to time, on the open market. Information associated with this plan is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchase as Part of Publicly Announced Plans	Maximum Dollar Value that May Yet Be Purchased Under the Plan (Millions)
July 1 - 31, 2015	—	$—	—	$75.0
August 1 - 31, 2015	2,831,966	6.34	2,831,966	$57.0
September 1 - 30, 2015	310,213	6.71	310,213	$55.0
Total	3,142,179	$6.38	3,142,179

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 78.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)
November 5, 2015	November 5, 2015

WINDSTREAM HOLDINGS, INC. WINDSTREAM SERVICES, LLC FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.