Form 10-K
period 2015-12-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2016-02-25
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Windstream Holdings, Inc.	☐ YES ☒ NO
Windstream Services, LLC	☒ YES ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Windstream Holdings, Inc.	☐ YES ☒ NO
Windstream Services, LLC	☐ YES ☒ NO

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

Windstream Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☐
Windstream Services, LLC	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Windstream Holdings, Inc.	☐ YES ☒ NO
Windstream Services, LLC	☐ YES ☒ NO

Aggregate market value of voting stock held by non-affiliates as of June 30, 2015 - $664,073,650

As of February 22, 2016, 91,527,360 shares of common stock of Windstream Holdings, Inc. were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

This Form 10-K is a combined annual report being filed separately by two registrants: Windstream Holdings, Inc. and Windstream Services, LLC. Windstream Services, LLC is a direct, wholly-owned subsidiary of Windstream Holdings, Inc. Accordingly, Windstream Services, LLC meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, the use of the terms “Windstream,” “we,” “us” or “our” shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Services, LLC, and the term “Windstream Services” shall refer to Windstream Services, LLC and its subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2016 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 41 to 45.

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part I

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part I

Item 1. Business
THE COMPANY

Unless the context indicates otherwise, the terms “Windstream,” “we,” “us” or “our” refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Services, LLC, and the term “Windstream Services” refers to Windstream Services, LLC and its subsidiaries.

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Services, LLC (“Windstream Services”), formerly Windstream Corporation. Windstream Holdings common stock trades on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “WIN”. Effective February 28, 2015, Windstream Corporation was converted to a limited liability company (“LLC”). Following the conversion, Windstream Holdings owns a 100 percent interest in Windstream Services. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result, also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

OVERVIEW

We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and carrier partners across the United States. We provide data, cloud solutions, unified communications and managed services to small business and enterprise clients. We also offer bundled services, including broadband, security solutions, voice and digital television to consumers. We supply core transport solutions on a local and long-haul fiber-optic network spanning approximately 125,000, the sixth largest fiber network in the nation.

Our vision is to provide a best-in-class customer experience through a world-class network. Our “network first” strategy entails leveraging our existing infrastructure and investing in the latest technologies to create significant value for both our customers and our shareholders. We implemented a new business unit organizational structure focused on our core customer relationships to strengthen our ability to achieve our operational, strategic and financial goals. Our new structure segments our business operations around our four core customer groups: Consumer and Small Business - ILEC, Carrier, Enterprise, and Small Business - CLEC, as further defined below. This structure aligns all aspects of the customer relationship (sales, service delivery, and customer service) to improve accountability to the customer and sharpen our operational focus.

We differentiate our business customers between enterprise and small business primarily based on the monthly recurring revenue generated from the customer with enterprise customers comprising those relationships that generate $1,500 or more in monthly recurring revenue and small business customers comprising those relationships that generate less than $1,500 per month. Our small business customer base is further disaggregated between those customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in services areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. Under our new organizational structure, we have combined our Consumer and Small Business ILEC operations due to similarities between these customers with respect to service offerings, marketing strategies and customer service delivery, as both of these businesses are focused on broadband revenue growth driven by our continued investment in our broadband network.

We have a focused operational strategy for each business with the overall objective to improve our consolidated operational and financial results and reach our goal of stabilizing and growing adjusted OIBDA, which is defined as operating income plus depreciation and amortization, adjusted to exclude the impact of restructuring charges, pension expense and share-based compensation.

Our operational strategy for each of our business segments are as follows:

Consumer & Small Business -ILEC	Carrier	Enterprise	Small Business - CLEC
Invest for growth	**Invest to stabilize revenue**	**Grow revenue 3-5% and expand margins**	**Maximize cash flows**

Improve Financial Results and Grow Adjusted OIBDA Over Time

Presented below for each of our business segments is an overview and further discussion of our operating strategy, product and service offerings, sales and marketing efforts and the competitive landscape in which we operate.

CONSUMER AND SMALL BUSINESS - ILEC SEGMENT

The Consumer and Small Business - ILEC segment includes approximately 1.6 million residential and small business customers. This segment generated $1.6 billion in revenue and $935 million in segment income, or contribution margin, during 2015.

Strategy

Within Consumer and Small Business - ILEC, we are focused on expanding and enhancing our broadband capabilities to generate solid and sustainable cash flows.

We expect to grow revenue by continuing to increase broadband speeds and capacity throughout our territories. Project Excel, which began in late 2015, accelerates our plans to upgrade and modernize our broadband network by year-end 2016. This program upgrades our fiber-fed infrastructure with Very high-bit-rate Digital Subscriber Line Generation 2 (“VDSL2”) electronics to enable faster broadband speeds and enhances our backhaul capabilities to address future capacity demands and improve network reliability. Upon completion of Project Excel, 25 megabits per second (“Mbps”) speeds will be available to 54 percent of our broadband footprint and 50 Mbps speeds to 30 percent; which are very competitive offerings in our rural markets. These network upgrades will provide a great customer experience and, we believe will drive higher revenue per customer per month and allow us to increase market share.

We expect increases in real-time streaming video and traditional Internet usage to drive demand for faster broadband speeds and generate increased revenues as customers upgrade their services. We also sell value-added Internet services, such as security and online back-up, to leverage our broadband capabilities.

Services and Products

Our Consumer services primarily consist of high-speed Internet, traditional voice and video services. We are committed to providing high-speed broadband and additional value-added services to our consumer base, as well as bundling our service offerings to provide a comprehensive solution to meet our customers’ needs at a competitive value.

Our Consumer broadband services are described further as follows:

•	High-speed Internet access: We offer high-speed Internet access with speeds up to 100 Mbps.

•	Internet security services: Our Security Suite offers customers critical Internet security services, including anti-virus protection, spyware blocking, file back up and restoration.

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

We offer video services to consumers primarily through a relationship with Dish Network LLC (“Dish Network”). We also own and operate cable television franchises in some of our service areas. Our video offerings allow us to provide comprehensive bundled services to our consumer base, helping insulate our customers from competitors. Recently, we launched Kinetic, a complete video entertainment offering in our Lincoln, Nebraska and Lexington, Kentucky markets, with plans to launch in Sugar Land, Texas in the second quarter of 2016. We expect to roll out this new service to additional markets during the next few years.

We sell and lease certain equipment to support our consumer high-speed Internet and voice offerings, including broadband modems, home networking gateways and personal computers. We also sell home phones to support voice services.

To our small business customers, we offer a wide range of advanced Internet, voice, and web conferencing products. These services deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a global business solution to meet our small business customer needs.

Our Small Business - ILEC services include:

•	High-speed Internet access: We offer speeds up to 1 gigabits per second (“Gbps”) with an option of high-speed Internet or a dedicated solution.

•
Online backup: Our online backup solution is dedicated to keeping files safe, secure and easily accessible from any location. These services include hosting mission critical servers and computer systems with full redundant subsystems with the ability to set up scheduled backups.

•	Remote IT: We provide a remote tech help service that provides remote support 24x7 and serves as a virtual information technology (“IT”) department without the high expense.

•
Web and audio conferencing: We are able to connect businesses through our audio, web and event conferencing which enables quick and easy access to organizing, securing, attending and recording conferences all from a telephone keypad.

•	Managed web design: We provide a professionally developed website design, whether it is a simple site or a complex store, to keep our small business customers competitive in today’s digital world.

•
Web and E-mail hosting: With our web and e-mail hosting services, our small business - ILEC customers are in control of customizing and branding their own professional online presence. We provide the tools to quickly and efficiently develop a web presence that suits their business needs.

•
Fax-to-e-mail: We offer the ability to leverage the advantage of mobility to send and receive faxes online from anywhere they can access their email or Internet. We also offer a Health Insurance Portability and Accountability Act (“HIPAA”) compliant option to support our customers in the healthcare industry to maintain compliance with current health standards and regulations.

Small Business - ILEC voice services include a variety of line types available to serve customer needs. We offer a standard business local line, Centrex lines, key systems, private branch exchange (“PBX”) lines, Voice over Internet Protocol (“VoIP”) and complex phone systems. Additional options for our voice lines include long distance services, and several calling features including call waiting, call return, speed calling, caller ID, repeat dialing, three-way calling, rotary hunt, voice mail or rotary hunt voice mail. Our vast voice offerings provide customers a wide range of voice solutions that be fit our small business - ILEC customer voice needs.

Sales and Marketing

Our sales and marketing strategy is focused on driving top-line revenue growth through stabilizing broadband market share while deepening speed and value-added service penetration for each broadband connection. In our Consumer and Small Business - ILEC segment, our goal is to win and retain the household or business first and then expand the product participation by consulting on the appropriate speed or value-added service to enhance the experience. We employ the following principles to achieve these goals:

•
Product enhancement: Faster Internet speeds and the launch of Kinetic deliver more value to customers while growing account revenue. These products not only improve the competitiveness of our offering but drive tangible value to the customer while improving the overall account revenue profile. For small businesses, higher speeds and incremental voice lines unlock increased discounts while increasing the value to the customer.

•
Improved customer experience: Continued improvement in the customer experience for both small businesses and consumers is the key to improved retention that drives stabilized market share. We map the customer journey and target initiatives that improve the processes, systems, and policies that impact the manner in which customers interact with us and our products.

•
Product simplification: We sell double and triple play bundle packages to customers at competitive price points, offering high-speed Internet voice and video services at a better value than when purchasing those services individually or from different providers. In the small business - ILEC space, we follow a similar bundling approach utilizing voice lines and broadband (dedicated or simple) as the bundle foundation.

Sales are made through various distribution channels giving new and existing customers choices in how to interact and experience our products and services. We offer customers the opportunity to order service and purchase a number of products designed to enhance our existing services, such as tablet computers, telephones and accessories at any of our 27 retail stores located in our local service areas. We augment these traditional channels with online sales, national agents, telephone and direct sales representatives. We utilize a similar multi-channel approach for our Small Business - ILEC sales focusing on a blend of local field sales teams and inbound/outbound call centers to serve this segment.

Competition

We experience competition for Consumer and Small Business - ILEC services. During 2015, consumer households served decreased by approximately 82,900, or 5 percent, consumer high-speed Internet customers decreased by approximately 36,500, or 3 percent, and small business - ILEC customers declined by approximately 13,400, or 8 percent. Sources of competition in our service areas include, but are not limited to, the following:

•
Cable television companies: Cable television providers are aggressively offering high-speed Internet, voice and video services in the majority of our service areas. These services are typically bundled and offered to our customers at competitive prices. It is not unusual to see aggressive broadband pricing to win the household. For small business customers, cable providers leverage discounted TV and broadband pricing to win larger bundles of service.

•
Wireless carriers: Wireless providers primarily compete for voice services in our markets. Consumers continue to disconnect voice service in favor of wireless service. In addition, wireless companies continue to expand their high-speed Internet offerings which does, in some instances, provide another alternative for customers, intensifying the level of competition in our markets.

•
Communications carriers: We are required to lease our facilities and capacity to other communications carriers. These companies compete with us by providing voice and high-speed Internet services to both the consumer and small business - ILEC segment. Additionally, some of the more populated service areas are experiencing new-market entry by communications carriers who are building out their own network to compete for high-speed Internet services.

Approximately 17 percent of our footprint does not have a cable broadband provider. Our focus to upgrade our infrastructure and deploy premium Internet speeds in our Consumer and Small Business - ILEC markets will improve our competitive positioning and enable us to respond to demand and competitive pressure.

To retain and grow our Consumer and Small Business - ILEC customer base, we are committed to providing our customers with exceptional service by offering faster broadband speeds and value-added services, while also offering the convenience of bundling those services with voice and video services.

CARRIER SEGMENT

The Carrier segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale partners, including telecom companies, content providers, and cable and other network operators. The carrier business unit produced $688 million in annual revenue and $502 million in contribution margin in 2015.

Strategy

Our Carrier strategy is focused on expanding our network to drive sales. We currently operate the sixth largest fiber network in the nation with approximately 125,000 route miles of fiber. Our fiber network links common interconnection points in tier one locations to our tier two and three markets, enabling our customers to reach their end users through unique and diverse routes. With further expansion of our fiber transport network through capital investment, we are enhancing our ability to provide high bandwidth connectivity. In 2015, we made significant investments in our network, as we completed our fiber-to-the-tower deployments and expanded our 100 Gbps capable long haul express network by adding route miles and approximately 45 new access points.

We believe that we are well positioned to stabilize our carrier business through investment in our network, offering advanced products and solutions, targeting carrier and wholesale customers and controlling costs through our disciplined approach to capital and expense management.

We are also committed to expanding our carrier network to add new routes, connect existing routes and add new carrier access points to increase sales.

Services and Products

Carrier services provide network bandwidth to other telecommunications carriers and network operators. These include special access services, which provide access and network transport services to end users, and Ethernet and Wave transport up to 100 Gbps. Carrier services also include fiber-to-the-tower connections to support the growing wireless backhaul market. In addition, we offer wholesale voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.

Sales and marketing

Our sales and marketing efforts are designed to differentiate us from our competitors by providing a superior customer experience. Our sales and customer support staff are aligned to work closely with each customer to ensure that the customer’s specific business needs are met. Whether servicing content providers, cable operators, data centers or other communication services providers who may not have sufficient transport network to support their immediate needs, our goal is to exceed customer expectations by providing personalized service and solutions.

Competition

The market for carrier services is highly competitive as continued merger and acquisition activity has resulted in fewer customers and intensified pricing pressure. To improve competitiveness and expand new sales opportunities, we have invested in our network to meet the growing demand for 10Gbps and 100Gbps bandwidth. Through network expansion and Ethernet upgrades, we are capable of providing access and transport services to major interconnection points with other networks and to rural markets, often providing unique and diverse routes. By providing a superior customer experience and advanced network technology, we believe we are well positioned to attract new business and increase market share.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During 2015, the Enterprise segment generated $2.1 billion in revenue and $241 million in contribution margin.

Strategy

The strategy for our Enterprise business is centered on growing revenue and increasing profitability. As one of the Country’s largest network providers, our nationwide presence and broad portfolio of customized solutions provide enterprise customers with a unique service model. We target enterprise customers generating between $5,000 to $100,000 in monthly revenue. This competitive differentiation combined with an agile sales and service model has enabled us to increase market share and grow revenue in the 3-5% range.

We believe we can drive meaningful improvements in our Enterprise margins by focusing on profitable growth, increasing sales on our own network facilities to reduce third party network access costs and improving of efficiency with system and process enhancements. We made progress on this goal in 2015 by increasing margins from 10% in the first quarter to 15% in the fourth quarter and will make further improvements over the next 3 years.

Services and Products

Our Enterprise customers typically have more complex communications requirements and value our customized solution design process, personalized customer service and proactive managed service support. They subscribe to services such as multi-site networking, integrated VoIP and data services, Unified Communications as a Service (“UCaaS”), data center (cloud) connectivity, network security, managed network services, and other cloud services.

•
Integrated voice and data services: Our integrated services deliver voice and data over a single connection, which helps our customers manage voice and data usage and related costs. These services are delivered over an Internet connection, as opposed to a traditional voice line, and can be managed through equipment at the customer premise or through hosted equipment options, both of which we are able to provide.

•
Multi-site networking: Our advanced network provides private, secure multi-site connections for large businesses with multiple locations. Our core growth networking growth products include multiprotocol label switching (“MPLS”), Ethernet - Local Area Network (“LAN”) and Wavelength connectivity solutions.

•
UCaaS and hosted voice: Our robust UCaaS and hosted voice solution portfolio leverages the latest technology to enable our customers to improve productivity and avoid the upfront capital expense associated with costly PBX systems.

•
Colocation and data center services: We offer traditional colocation services directly through our data centers and more advanced cloud computing, hosting and disaster recovery solutions through our reciprocal strategic partnerships. We will continue to make investments to expand our fiber network directly to other third party data center facilities.

•
Managed services: We provide a breadth of managed services, for both our network and data center services, including managed Wide Area Network (“WAN”), managed LAN, managed network security, managed Internet and managed voice services that allow our customers information technology (“IT”) organizations to focus on other mission critical activities.

•	High-speed Internet: We offer a range of high-speed broadband Internet access options providing reliable connections designed to help our customers reduce costs and boost productivity.

•	Traditional Voice: Voice services consist of basic telephone services, including voice, long-distance and related features delivered over a traditional copper line.

In addition to the services offered above, we sell and lease customized communications equipment systems tailored specifically to our customers’ needs. We also offer ongoing maintenance plans to support those systems.

Sales and Marketing

Our sales and marketing team ensures we deliver on our brand promise to enable smart solutions and personalized service to our customers. Our Enterprise sales organization is extensive, including over 65 business sales offices throughout the United States with more than 1,000 sales employees focused on meeting the needs of our customers.

Sales and marketing activities are conducted through:

•	the direct sales force, which accounts for the majority of our new sales;

•	our dedicated account management team, who focus on pro-actively supporting, retaining and growing existing customers as their needs evolve over time;

•	our indirect sales channel, which partners with third-party dealers who sell directly to customers; and

•	third-party agents, who refer sales of our products and services to our direct sales force.

Competition

The market for enterprise customers is highly competitive. We believe we are well positioned to gain market share within the mid-size enterprise segment based upon our ability to leverage our national network to provide complex, customized solutions with personalized service.

Our primary competitors are other communications providers. These providers offer similar services, from traditional voice to advanced data and technology services using similar facilities and technologies as we do, and compete directly with us for customers of all sizes.

To compete most effectively in the middle market segment, we are focused on improving the customer experience and investing in our network and service offerings to provide our customers with the most technologically advanced solutions available. We believe that many of our largest competitors are focused primarily on serving the largest global enterprises and as a result are increasingly under-serving the middle market. Accordingly, we rely on scalable, customizable solutions and a service model tailored to the middle market to meet all of our customers’ communications needs.

SMALL BUSINESS - CLEC SEGMENT

Our Small Business CLEC segment consists of small business customers residing outside of our ILEC footprint. During 2015, this segment generated revenue of $559 million and contribution margin of $181 million.

Our Small Business - CLEC strategy is focused on retaining our most profitable customers, selling incremental services and locations to existing customers, targeting new sales in select markets, and managing customer-level profit margins to moderate revenue and contribution margin declines and maximize profitability. Operational efficiency and a highly disciplined sales and support model are cornerstones of our Small Business - CLEC strategy that should enable us to maximize cash flows generated from this business.

Products and services provided to our Small Business - CLEC customers include integrated voice and data services, advanced data and traditional voice and long distance services. We also offer on-line back-up, remote IT, managed web design, web hosting and various email services to small business customers in our CLEC footprint.

Similar to our Small Business - ILEC operations, we experience competition from cable television companies and other communications carriers in areas served by our Small Business - CLEC segment.

REGULATORY AND OTHER REVENUES

Regulatory and certain other operating revenues are derived from activities that are centrally-managed by us and, accordingly, these revenues are not included in any of our four segments presented above. Regulatory revenues include switched access revenues, federal and state Universal Service Fund (“USF”) revenues, Connect America Fund (“CAF”) support and funds received from the access recovery mechanism (“ARM”). Switched access revenues include usage sensitive revenues from long-distance companies and other local exchange carriers for access to our network in connection with the completion of long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our network facilities. We also receive compensation from wireless and other local exchange carriers for the use of our facilities.

USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is administered by the Federal Communications Commission (“FCC”) for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen USF support in those states in which we elected to receive the CAF Phase II funding, as further described below. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the access recovery charge (“ARC”), a monthly charge assessed to customers established by the FCC.

On August 5, 2015, we notified the FCC of our acceptance of CAF Phase II support of approximately $175.0 million per year for a six year period to fund the deployment of voice and high-speed Internet capable infrastructures for approximately 400,000 eligible locations in 17 of the 18 states in which we are the incumbent provider, declining only the annual statewide funding in New Mexico because our projected cost to comply with the FCC’s deployment requirements greatly exceeded the funding offer. The CAF Phase II support for the 17 states we accepted substantially replaces funding we received under the federal USF high-cost support program. We will be eligible to participate in a competitive bidding process for the CAF Phase II support in New Mexico, along with other interested eligible competitors under an auction process administered by the FCC, which is expected to be held during 2016. We will continue to receive annual USF support in New Mexico frozen at 2011 levels until the CAF Phase II competitive bidding process is completed.

Other operating revenues primarily consist of USF surcharges and other costs passed through to our customers, sales of communications equipment to third party contractors and revenues from other miscellaneous service offerings.

SIGNIFICANT CUSTOMERS

No single customer, or group of related customers, represented 10 percent or more of our operating revenues in 2015, 2014 or 2013.

SEASONALITY

Our business is not subject to significant seasonal fluctuations.

NETWORK

As further discussed below under “Material Dispositions”, in April 2015, we completed the spin-off of our fiber and copper networks and other real estate, into an independent, publicly traded real estate investment trust and entered into an agreement to leaseback the network assets. Following the spin-off, we exclusively operate a robust, flexible network allowing us to deliver advanced voice and data services. As of December 31, 2015, our network consists of approximately 125,000 miles of fiber optic plant in both our fiber backbone and local service areas and a combination of owned and leased facilities in our local markets.

The fiber transport network we operate is fully integrated and allows us to offer a full suite of voice and advanced data services, including, but not limited to, multi-site networking, dedicated Internet and Ethernet solutions, high-speed Internet and VoIP services.

In certain territories, we serve business customers by leasing last-mile connections from other carriers. These connections link our business customers to our facilities-based network. In areas in which we operate last-mile facilities, we are able to connect to our customers directly. Through the last-mile facilities we operate, we are able to offer up to 100 Gbps of Ethernet managed services.

The local networks we operate consist of central office digital switches, routers, loop carriers and virtual and physical colocations interconnected primarily with fiber and copper facilities. A mix of fiber optic and copper facilities connect our customers with the core network.

Our network service areas as of December 31, 2015 are detailed in the map below

Seattle
Spokane
Portland
Boise
Idaho Falls
Salt Lake City
San Francisco
Las Vegas
Los Angeles
San Diego
Phoenix
Tucson
Denver
Albuquerque
El Paso
Amarillo
Lubbock
Fargo
Minneapolis
Sioux Falls
Omaha
Lincoln
Des Moines
Cedar Rapids
Kansas City
Witchita
Springfield
Tulsa
Oklahoma City
Fort Smith
Little Rock
Dallas
Austin
San Antonio
Houston
Green Bay
Madison
Milwaukee
Chicago
Grand Rapids
Detroit
Cleveland
Springfield
Indianapolis
St Louis
Evansville
Louisville
Lexington
Cincinnati
Pittsburgh
Memphis
Nashville
Knoxville
Birmingham
Jackson
Baton Rouge
New Orleans
Mobile
Atlanta
Greenville
Columbia
Charlotte
Greensboro
Raleigh
Charleston
Savannah
Jacksonville
Orlando
Tampa
Miami
Richmond
Washington D.C.
Baltimore
Philadelphia
New York City
Wilkes-Barre
Rochester
Albany
Hartford
Boston
Providence
Portland
Fiber Network
IP Network
Fixed Wireless
Service Areas

REGULATION

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

DIVIDEND POLICY

We amended our certificate of incorporation to decrease the number of authorized shares of common stock from 1.0 billion to 166.7 million and enacted a one-for-six reverse stock split with respect to all of our outstanding shares of common stock which became effective on April 26, 2015. On January 15, 2016, we paid our previously declared quarterly dividend of $.15 per share. On February 10, 2016, we declared a cash dividend of $.15 per share on our common stock which is payable on April 15, 2016, to shareholders of record on March 31, 2016. Our dividend practice can be changed at any time at the discretion of our board of directors. Accordingly, we cannot assure you we will continue paying dividends at the current rate. See Item 1A, “Risk Factors,” for more information concerning our dividend practice.

MATERIAL ACQUISITIONS AND DISPOSITIONS

Acquisitions

On November 30, 2011, we acquired PAETEC Holding Corp. in an all stock transaction valued at approximately $2.4 billion. In this transaction, we added an attractive base of medium to large-sized business customers, approximately 36,700 fiber route miles, seven data centers, and an experienced sales force focused on serving enterprise-level customers.

Dispositions

Sale of Data Center Business - On December 18, 2015, we completed the sale of a substantial portion of our data center business to TierPoint LLC (“TierPoint”) for $575.0 million in cash. In the transaction, TierPoint acquired 14 of Windstream’s 27 data centers, including data centers located in Arkansas, Illinois, Massachusetts, North Carolina, Pennsylvania, and Tennessee. The remaining data centers retained by us are primarily shared colocation facilities. As part of the transaction, we established an ongoing reciprocal strategic partnership with TierPoint, allowing both companies to sell their respective products and services to each other’s prospective customers through referrals.

Spin-off of Certain Network and Real Estate Assets - On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded real estate investment trust. The spin-off also included substantially all of our consumer CLEC business. The telecommunications network assets consisted of copper cable and fiber optic cable lines, telephone poles, underground conduits, concrete pads, attachment hardware (e.g., bolts and lashings), pedestals, guy wires, anchors, signal repeaters, and central office land and buildings, with a net book value of approximately $2.5 billion at the time of spin-off. We requested and received a private letter ruling from the Internal Revenue Service on the qualification of the spin-off as a tax-free transaction and the designation of the telecommunications network assets as real estate.

Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the telecommunications network assets and the consumer CLEC business to Communications Sales & Leasing, Inc. (“CS&L”), a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of CS&L common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by CS&L to Windstream of approximately $2.5 billion of CS&L debt securities. After giving effect to the interest in CS&L retained by Windstream, each Windstream Holdings shareholder received one share of CS&L for every five shares of Windstream Holdings common stock held as of the record date of April 10, 2015 in the form of a tax-free dividend. On April 24, 2015, following the completion of the spin-off, we transferred the CS&L Securities and cash to two investment banks, in exchange for approximately $2.5 billion of debt securities of Windstream Services held by the investment banks. On May 27, 2015, we completed the redemption of $850.0 million of Windstream Services unsecured notes using a portion of the $1.035 billion cash payment received from CS&L in the spin-off transaction.

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

EMPLOYEES

At December 31, 2015, we had 12,326 employees, of which 1,533 employees are part of collective bargaining units. During 2015, we had no material work stoppages due to labor disputes with our unionized employees (see Item 1A, “Risk Factors”).

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

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about our expectation to return a portion of our cash flow to shareholders through our dividend, expectations regarding our “network first” strategy to improve financial performance and increase market share, expectations regarding revenue trends and growth, cost management, and improving margins in our business segments, growth in adjusted OBIDA, the amount that Windstream may reduce its debt by selling its equity stake in CS&L and its ability to improve its debt profile and reduce interest, expected levels of support from universal service funds or other government programs, expected rates of loss of consumer households served or inter-carrier compensation, expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds, expectations regarding expanding IPTV and 1 Gbps services to more locations and expanding our carrier network, our expected ability to fund operations, expected required contributions to our pension plan, the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and forecasted capital expenditure amounts related to these investments, anticipated benefits of Project Excel, anticipated capital expenditures and certain debt maturities from cash flows from operations, and expected effective federal income tax rates. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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
In the spin-off, we retained a passive ownership interest in approximately 19.6 percent of CS&L common stock. We intend to use all of our shares of CS&L to retire additional Windstream Services debt within 18 to 24 months from the date of the spin-off, subject to market conditions. In addition, some of the holders of shares of CS&L common stock are index funds tied to stock or investment indices or are institutional investors bound by various investment guidelines. Companies are generally selected for investment indices, and in some cases selected by institutional investors, based on factors such as market capitalization, industry, trading liquidity and financial condition. CS&L common stock may not qualify for those investment indices and may not meet the investment guidelines of some institutional investors. Consequently, these index funds and institutional investors may have to sell some or all of our common stock they receive in the spin-off.
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
A change in ownership may limit our ability to utilize our net operating loss carryforwards.
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

In September 2015, Windstream’s board of directors adopted a shareholder rights plan (the “Rights Plan”), under which Windstream shareholders of record as of the close of business on September 28, 2015 received one preferred share purchase right for each share of common stock outstanding.  The Rights Plan is designed to protect Windstream’s net operating loss carryforwards from the effect of limitations under Section 382 of the Internal Revenue Code (“IRC”), if an ownership change should occur in the future. In general, an ownership change will occur when the percentage of Windstream’s ownership by one or more “5-percent shareholders” (as defined under IRC Section 382) has increased by more than 50 percent at any time during the prior three years (calculated on a rolling basis). Pursuant to the Rights Plan, if a shareholder (or group) acquires beneficial ownership of 4.9 percent or more of the outstanding shares of Windstream’s common stock without prior approval of our Board of Directors or without meeting certain customary exceptions, the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of Windstream at a significant discount and result in significant dilution in the economic interest and voting power of acquiring shareholder or group. Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Rights Plan will prevent all transfers that could result in such an “ownership change”. The Rights Plan is subject to shareholder approval at the Company’s Annual Meeting in May. If the shareholders do not approve the Rights Plan, it will result in termination of the Rights Plan on September 17, 2016.

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

Any determination to pay cash dividends in the future is contingent on a variety of factors, including our financial condition, results of operations, and our board of directors' continuing determination that such dividends are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Also, the other risk factors described in this section could materially reduce the cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause sufficient funds not to be available to support continuing payment of a dividend. Accordingly, if our board of directors were to change the current dividend practice or reduce the amount of dividends, such change could have a material and adverse effect on the market price of our common stock.

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

As of December 31, 2015, we had operating authority from each of the 48 states and the District of Columbia in which we conducted local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these areas as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. In some circumstances, these regulations restrict our ability to adjust rates to reflect market conditions and may affect our ability to compete and respond to changing industry conditions.

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

We require substantial capital to maintain our network, and our growth strategy will require significant capital investments for network enhancements and build-out. During 2015, we incurred $1,055.3 million in capital expenditures, and we expect to incur $800.0 million to $850.0 million in capital expenditures during 2016, excluding approximately $200.0 million in capital expenditures related to Project Excel, a capital program begun in late 2015 that accelerates our plans to upgrade our broadband network by the end of 2016 funded using a portion of the proceeds from the sale of the data center business. See Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources in the Financial Supplement to this Annual Report on Form 10-K.

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

Our pension plan invests in marketable securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2015, the fair market value of these investments decreased from $1,042.0 million to $966.6 million primarily due to the return on assets held of $1.6 million, and routine benefit payments of $74.7 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan.

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

As of December 31, 2015, we had approximately $5,170.5 million long-term debt outstanding, including current maturities. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

As of February 22, 2016, Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	Ba3	BB	BBB-
Senior unsecured credit rating	B2	B+	BB
Corporate credit rating	B1	B+	BB
Outlook	Stable	Stable	Stable

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

We face intense competitive pressures in our consumer service areas. If we continue to lose consumer households as we have historically, our results of operations and financial condition could be adversely affected. During 2015, our consumer households declined 5.4 percent.

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

Competition in our consumer markets could affect our revenues and profitability in several ways, including accelerated consumer household loss, reductions by customers in usage-based services or shifts to less profitable services and a need to lower our prices or increase marketing expenses to stay competitive.

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

In addition to broadband technology, evolving voice technologies, such as over-the-top VoIP, may effectively compete with voice and long-distance services in our consumer markets.

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

In 2015, we received approximately 6 percent of our revenues from state and federal USF, and any material adverse regulatory developments with respect to these funds could adversely affect our financial and operating condition.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 6 percent of our revenues for the year ended December 31, 2015. Pending regulatory proceedings to reform state and federal USF programs and our implementation of those reforms could, depending on the outcome, materially reduce our USF revenues.

The FCC is implementing the Connect America Fund, which was adopted in 2011 and includes a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. Windstream has elected to participate in both programs. To obtain the available funding, which is greater than the amount Windstream received from the legacy federal universal service program, Windstream has committed to offer broadband to a certain number of locations at specified speeds in particular portions of its service areas. This will require substantial capital investment and large scale construction by Windstream in rural and hard-to-serve geography. Costs of either Phase could exceed estimates by a material amount. The scale and scope of the network buildout to meet the obligations is challenging and complex. If Windstream is not able to fulfill its commitments, it would be required to return some funding and may be subject to additional penalties.

At the state level, the Public Utility Commission (“PUC”) in Texas, which is our largest source of universal service funding, recently adopted a rule that allows a provider to avoid statutorily mandated support reductions beginning in 2017 if the provider can make a showing of financial need. Under the financial needs test adopted by the Texas PUC, a provider can petition for continued support under a two-step process that considers the level of competition and a provider’s expenses. Texas state USF revenues were $59.5 million in 2015. On December 28, 2015, we filed a petition for our Texas affiliate’s large company support; this petition will be considered by the Texas PUC in a contested proceeding. We also may file petitions next year for continuation of small company support.

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

As of December 31, 2015, we had 1,533 employees, or approximately 12 percent of all of our employees, covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory.

We are currently party to 23 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. Of our existing collective bargaining agreements, nine agreements covering approximately 500 employees are due to expire in 2016. In addition, the national pension agreement covers approximately 500 employees. This agreement expired in 2010 but has been extended indefinitely, subject to the right of Windstream or the unions to terminate the agreement with 30 days notice. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

No reportable information under this item.

Item 2. Properties

Our property, plant and equipment consists primarily of land and buildings, office and warehouse facilities, central office equipment, software, outside plant and related equipment. Outside communications plant includes aerial and underground cable, conduit, poles and wires. Central office equipment includes digital switches and peripheral equipment. As such, our properties do not provide a basis for description by character or location of principal units. All of our property is considered to be in good working condition and suitable for its intended purpose.

Our gross investment in property, by category, as of December 31, 2015, was as follows:

(Millions)	Assets Owned by Windstream	Assets Leased from CS&L (a)	Total
Land	$14.8	$28.6	$43.4
Building and improvements	290.8	314.1	604.9
Central office equipment	6,013.0	0.9	6,013.9
Outside communications plant	1,500.3	5,745.0	7,245.3
Furniture, vehicles and other equipment	1,655.6	4.6	1,660.2
Total	$9,474.5	$6,093.2	$15,567.7

(a)
In connection with the spin-off (see Note3), Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. For financial reporting purposes, the transaction was accounted for as a failed spin-leaseback. As a result, the net book value of the network assets transferred to CS&L continue to be reported in our consolidated balance sheet.

Certain of our properties are pledged as collateral to secure long-term debt obligations of Windstream Services. The obligations under Windstream Services’ senior secured credit facility are secured by liens on all of the personal property assets and the related operations of our subsidiaries who are guarantors of the senior secured credit facility.

Item 3. Legal Proceedings

On February 9, 2015, a putative stockholder filed a Shareholder Class Action Complaint in the Delaware Court of Chancery, captioned Doppelt v. Windstream Holdings, Inc., et al., C.A. No. 10629-VCN, against the Company and its Board of Directors.  This complaint was accompanied by a motion for a preliminary injunction seeking to enjoin the spin-off. The Court, ruling from the bench on February 19, 2015 - the day before a special meeting of stockholders was scheduled to vote on a reverse stock split and amended governing documents (the "Proposals") - denied plaintiff's motion for a preliminary injunction, reasoning that much of the information sought by plaintiff had been disclosed in public filings available on the United States Securities and Exchange Commission’s website, the Windstream Board was in no way conflicted, and while approval of the Proposals would facilitate the spin-off, approval was not necessary to effect the spin-off. On March 16, 2015, plaintiff, joined by a second putative Windstream stockholder, filed an Amended Shareholder Class Action Complaint alleging breaches of fiduciary duty by the Company and its Board concerning Windstream's disclosures and seeking to rescind the spin-off and unspecified monetary damages. On February 5, 2016, the Court granted in part and denied in part defendants' motion to dismiss the amended complaint. The Court dismissed Windstream, and plaintiffs' demand to rescind the spin-off, but otherwise denied the motion.

In addition, numerous copyright holders represented by RightsCorp have asserted that our customers have utilized our services to allegedly illegally download and share alleged copyrighted material via peer-to-peer or “filesharing” programs. These holders maintain that Windstream is responsible for alleged infringement because after notification, Windstream did not shut off service to customers alleged to be repeat infringers, and, further, that Windstream may not claim safe harbor pursuant to the Digital Millennium Copyright Act of 1998.

We believe that we have valid defenses to both the lawsuit and the alleged infringement claim, and we plan to vigorously defend the pursuit of both matters. While the ultimate resolution of the matters is not currently predictable, if there are adverse rulings against Windstream in either of these two matters, either ruling could constitute a material adverse outcome on the future consolidated results of our income, cash flows, or financial condition.

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

Finally, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material adverse effect on our consolidated financial condition or results of our operations.

Item 4. Mine Safety Disclosures

Not applicable.

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

(a)
Our common stock is traded on the NASDAQ Global Select Market under the symbol “WIN.” The following table reflects the range of high, low and closing prices of our common stock as reported by Dow Jones & Company, Inc. for each quarter in 2015 and 2014. The stock prices and dividends declared presented below have been adjusted for the one-for-six reverse stock split of our common stock effected on April 26, 2015:

Year	Quarter	High	Low	Close	Dividend Declared
2015 (1)	4th	$7.76	$5.52	$6.44	$0.15
	3rd	$8.09	$4.42	$6.14	$0.15
	2nd	$50.82	$6.10	$6.38	$0.51	(2)
	1st	$53.94	$43.38	$44.40	$1.50
2014 (1)	4th	$65.82	$49.32	$49.44	$1.50
	3rd	$79.80	$58.98	$64.68	$1.50
	2nd	$61.32	$49.44	$59.76	$1.50
	1st	$50.70	$43.08	$49.44	$1.50

(1)
On April 24, 2015, we completed the spin-off of CS&L. The closing price of our common stock on April 24, 2015 was $46.98, and the opening price on April 27, 2015, the first trading date following consummation of the spin-off, was $11.72.

(2)
On April 24, 2015, we made a cash distribution of $.3954 per share (or $.0659 per share on a pre-spin-off/pre-reverse split basis) to our stockholders of record on April 10, 2015. On May 5, 2015, we declared a cash dividend of $.1104 per share on our common stock, which is equivalent of a prorated per share quarterly dividend for the period beginning April 25, 2015 and ending June 30, 2015, which was payable on July 15, 2015 to shareholders of record on June 30, 2015.

As of February 22, 2016, the approximate number of holders of common stock, including an estimate for those holding shares in street name, was 284,493.

For a discussion of certain restrictions on our ability to pay dividends under Windstream Services’ debt instruments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Liquidity and Capital Resources in the Financial Supplement to this Annual Report on Form 10-K.

(b)	Not applicable.

(c)	Not applicable.

Stock Performance

Set forth below is a line graph showing comparisons of annual stockholder returns since December 31, 2010. The graph includes the total cumulative stockholder returns on our common stock, and comparative returns on the S&P 500 Stock Index and the S&P Telecom Index. The S&P Telecom Index consists of the following companies: AT&T Inc., CenturyLink, Inc., Crown Castle International Corp., Frontier Communications Corp., Sprint Communications, Inc., T-Mobile US, Inc., Verizon Communications Inc., Windstream Holdings, Inc. The graph and table below provide the cumulative change of $100.00 invested on December 31, 2010, including reinvestment of dividends, for the periods indicated.

Total Cumulative Shareholder Returns
	2010	2011	2012	2013	2014	2015
Windstream	$100.00	$91.29	$71.21	$77.60	$89.23	$54.87
S&P 500	$100.00	$102.11	$118.43	$156.77	$178.22	$180.66
S&P Telecom	$100.00	$106.27	$125.72	$140.14	$144.33	$149.24

Notes to Comparative Shareholder Return:

•
On April 24, 2015, Windstream completed the spin-off and distribution of CS&L. As a result, Windstream Holdings shareholders received one share of CS&L common stock for every five shares of Windstream Holdings common stock owned. The return calculation for 2015 assumes that the dollar value of the CS&L shares distributed in connection with the spin-off was reinvested in Windstream Holdings common stock on April 27, 2015. The dollar value of the CS&L shares distributed is based on a price per share of CS&L of $28.60, which was the closing price of CS&L in the “when issued” market on April 24, 2015. The dollar value of the CS&L shares distributed was assumed to be reinvested at a price per share of Windstream Holdings common stock of $10.61, which was the closing price on April 27, 2015.

Notes to Comparative Shareholder Return, Continued:

•
The comparative shareholder return chart is presented in accordance with SEC rules, which treats the CS&L distribution as a dividend that is reinvested back into Windstream Holdings common stock. We believe a more accurate view of shareholder return would treat the distribution of CS&L shares as a one-time, special cash distribution that is not reinvested back into Windstream Holdings common stock. Under this methodology, Windstream Holdings’ total shareholder return would have been (11) percent during 2015, and the ending value of the investment in Windstream would have been $79.39 versus $54.87 reflected in the chart.

The foregoing performance graph contained in Item 5 shall not be deemed to be soliciting material or be filed with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

Under our share-based compensation plans, we may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Amended and Restated Equity Incentive Plan is 9.1 million shares and under the PAETEC Holding Corp. 2011 Omnibus Incentive Plan is approximately 0.4 million shares.

The following table sets forth information about our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	1,150,712	$8.62	395,350	(1)
Equity compensation plans approved by security holders	—	—	9,088,011	(2)
Total	1,150,712	$8.62	9,483,361

(1)	Includes shares available under the Amended and Restated PAETEC Holding Corp. 2011 Omnibus Incentive Plan.

(2)	The Amended and Restated Windstream 2006 Equity Incentive Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, our board of directors authorized a stock repurchase program of up to $75.0 million to be completed by December 31, 2016. Under the repurchase plan, we may repurchase shares, from time to time, on the open market. Information associated with this plan for the fourth quarter of 2015 is included in the following table:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value that May Yet Be Purchased Under the Plan (Millions)
October 1 - 30, 2015	—	—	—	$55.0
November 1 - 30, 2015	2,310,143	5.89	2,307,076	$41.4
December 1 - 31, 2015	2,064,514	6.23	2,015,034	$28.8
Total	4,374,657	$6.05	4,322,110

(1)
Includes 52,547 shares that were not part of our publicly announced share repurchase program. These shares represent shares which were withheld for tax payments due upon the vesting of employee restricted stock awards, and do not reduce the dollar value that may yet be purchased under our publicly announced share repurchase program. We intend to continue to satisfy statutory minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.

Item 6. Selected Financial Data

For information pertaining to our Selected Financial Data, refer to page F-33 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of our Financial Condition and Results of our Operations, refer to pages F-2 to F-32 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to our market risk disclosures, refer to page F-27 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-39 to F-99 of the Financial Supplement, which is incorporated by reference herein.

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

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part III

Item 10. Directors, Executive Officers, and Corporate Governance

For information pertaining to our Directors refer to “Proposal No. 1 – Election of Directors” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee financial expert and corporate governance refer to “Board and Board Committee Matters” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to “Audit Committee Report” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Our executive officers as of December 31, 2015, were as follows:

Name	Business Experience	Age
Anthony W. Thomas	President and Chief Executive Officer of Windstream since December 12, 2014; Chief Financial Officer of Windstream from August 2013 to December 2014; Chief Financial Officer and Treasurer of Windstream from May 2012 to August 2013; Chief Financial Officer of Windstream from August 2009 to May 2012; Controller of Windstream from July 2006 to August 2009.	44
Robert E. Gunderman	Chief Financial Officer of Windstream since June 2015; Chief Financial Officer and Treasurer of Windstream from December 12, 2014 to June 2015; Senior Vice President - Financial Planning and Treasurer of Windstream from August 2013 to December 2014; Senior Vice President - Financial Planning and Treasury of Windstream from June 2012 to August 2013; Vice President - Financial Planning of Windstream from August 2008 to June 2012.	43
John P. Fletcher	Executive Vice President and General Counsel of Windstream since January 2015; Executive Vice President, General Counsel and Secretary of Windstream from July 2006 to January 2015.	50
James David Works, Jr.	President - Enterprise of Windstream since December 12, 2014; Executive Vice President and Chief Human Resources Officer of Windstream from February 2012 to December 2014; Senior Vice President and President, Talent and Human Capital Services of Sears Holdings Corp. from September 2009 to January 2012.	48
John C. Eichler	Vice President and Controller of Windstream since August 10, 2009; Vice President of Internal Audit from July 2006 to August 2009.	44

We have a code of ethics that applies to all employees and members of the Board of Directors. Our code of ethics, referred to as the “Working with Integrity” guidelines, is posted on the Investor Relations page on our web site (www.windstream.com) under “Corporate Governance”. We will disclose in the “Corporate Governance” section of the Investor Relations page on our web site amendments and waivers with respect to the Code of Ethics that would otherwise be required to be disclosed under Item 5.05 of Form 8-K. We will provide to any stockholder a copy of the foregoing information, without charge, upon written request to Investor Relations, Windstream, 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

For information regarding compliance with Section 16(a) of the Exchange Act, refer to “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

For information pertaining to Executive Compensation, refer to “Compensation Discussion and Analysis” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of our securities and director independence, refer to “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Board and Board Committee Matters” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to “Relationships and Certain Related Transactions” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information pertaining to fees paid to our principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which is incorporated herein by reference.

Windstream Holdings, Inc.
Windstream Services, LLC
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

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

By	/s/ Anthony W. Thomas	Date:	February 25, 2016
Anthony W. Thomas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert E. Gunderman	Date:	February 25, 2016
Robert E. Gunderman, Chief Financial Officer (Principal Financial Officer)

By	/s/ Anthony W. Thomas		February 25, 2016
Anthony W. Thomas, President and Chief Executive Officer

By	/s/ John C. Eichler		February 25, 2016
John C. Eichler, Vice President and Controller (Principal Accounting Officer)

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

Jeannie Diefenderfer, Director

*Jeffrey T. Hinson, Director

*Judy K. Jones, Director

*William G. LaPerch, Director

Larry Laque, Director

*William A. Montgomery, Director

*Michael G. Stoltz, Director

*Alan L. Wells, Director

By	/s/ Kristi M. Moody
* (Kristi M. Moody,
Attorney-in-fact)
February 25, 2016

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Millions)	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the period of August 30, 2013 (date of formation) to December 31, 2013
Operating revenues:
Leasing income from subsidiaries	$446.0	$—	$—
Total operating revenues	446.0	—	—
Costs and expenses:
Selling, general and administrative	2.0	2.3	0.5
Depreciation expense	239.7	—	—
Total costs and expenses	241.7	2.3	0.5
Operating income (loss)	204.3	(2.3)	(0.5)
Interest expense on long-term lease obligation with CS&L	(351.6)	—	—
Loss before income taxes and equity in subsidiaries	(147.3)	(2.3)	(0.5)
Income tax benefit	(57.0)	(0.9)	(0.2)
Loss before equity in subsidiaries	(90.3)	(1.4)	(0.3)
Equity earnings (losses) from subsidiaries	117.7	(38.1)	137.6
Net income (loss)	$27.4	$(39.5)	$137.3
Comprehensive (loss) income	$(269.1)	$(55.9)	$134.4

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions, except par value)

Assets	2015	2014
Current Assets:
Distributions receivable from Windstream Services	$15.1	$152.4
Total current assets	15.1	152.4
Investment and affiliate related balances	2,009.5	224.8
Net property, plant and equipment	2,301.3	—
Deferred income taxes	1,076.0	—
Total Assets	$5,401.9	$377.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accrued dividends	$15.1	$152.4
Current portion of long-term lease obligation	152.7	—
Total current liabilities	167.8	152.4
Long-term lease obligation	4,927.7	—
Total liabilities	5,095.5	152.4
Shareholders’ Equity:
Common stock, $0.0001 par value, 166.7 shares authorized,
96.7 and 100.5 shares issued and outstanding	—	—
Additional paid-in capital	602.9	252.2
Accumulated other comprehensive (loss) income	(284.4)	12.1
Accumulated deficit	(12.1)	(39.5)
Total shareholders’ equity	306.4	224.8
Total Liabilities and Shareholders’ Equity	$5,401.9	$377.2

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

(Millions)	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the period of August 30, 2013 (date of formation) to December 31, 2013

Cash Provided from Operations:
Net income (loss)	$27.4	$(39.5)	$137.3
Adjustments to reconcile net income (loss) to net cash provided from operations:
Equity (earnings) losses from subsidiaries	(117.7)	38.1	(137.6)
Depreciation expense	239.7	—	—
Deferred income taxes	(56.2)	—	—
Changes in operating assets and liabilities, net:
Other current assets	—	—	(0.1)
Net cash provided from (used in) operating activities	93.2	(1.4)	(0.4)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(43.1)	—	—
Net cash used in investing activities	(43.1)	—	—
Cash Flows from Financing Activities:
Distributions from Windstream Services	416.6	603.6	149.4
Funding received from CS&L	43.1	—	—
Dividends paid to shareholders	(369.2)	(602.2)	(149.0)
Stock repurchases	(46.2)	—	—
Payments under long-term lease obligation	(94.4)	—	—
Net cash (used in) provided from financing activities	(50.1)	1.4	0.4
Change in cash and cash equivalents	—	—	—
Cash and Cash Equivalents:
Beginning of period	—	—	—
End of period	$—	$—	$—

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

Background and Basis of Presentation: Notwithstanding the accounting treatment for the spin-off transaction as further discussed below, following its formation on August 30, 2013, Windstream Holdings, Inc. (“Windstream Holdings”) has no material assets or operations other than its ownership in Windstream Services, LLC (“Windstream Services”), formerly Windstream Corporation, and its subsidiaries. Effective February 28, 2015, Windstream Corporation was converted to a limited liability company. Following the conversion Windstream Holdings owns a 100 percent interest in Windstream Services.

On April 24, 2015, Windstream Holdings completed the spin-off of certain telecommunications network assets and other real estate, into an independent, publicly traded real estate investment trust, Communications Sales & Leasing, Inc. (“CS&L”). Immediately prior to the effective time of the spin-off, Windstream Services and its subsidiaries contributed the network assets to Windstream Holdings for distribution to CS&L. The telecommunications network assets consisted of copper cable and fiber optic cable lines, telephone poles, underground conduits, concrete pads, attachment hardware (e.g., bolts and lashings), pedestals, guy wires, anchors, signal repeaters, and central office land and buildings, with a net book value of approximately $2.5 billion at the time of spin-off. Following the spin-off transaction, on April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. Due to various forms of continuing involvement, including Windstream Services or its subsidiaries, retaining bare legal title (but not beneficial ownership) to the various easements, permits and pole attachments related to the telecommunications network assets, the transaction was accounted for as a failed spin-leaseback for financial reporting purposes. As a result, the accompanying condensed parent company financial statements include the telecommunications network assets and other real estate assets, the long-term lease obligation associated with the master lease and the related deferred income taxes. As the master lease was entered into by Windstream Holdings for the direct benefit of Windstream Services and its subsidiaries, Windstream Services is also deemed to have continuing involvement due to retaining its regulatory obligations associated with operating the telecommunications network assets. Accordingly, the effects of the failed spin-leaseback transaction have also been reflected in the standalone consolidated financial statements of Windstream Services (collectively referred to as “CS&L spin transactions”).

Certain covenants within Windstream Services’ senior secured credit facility may restrict its ability to distribute funds to Windstream Holdings in the form of dividends, loans or advances. Accordingly, these condensed financial statements of Windstream Holdings have been presented on a “Parent Only” basis. Under this basis of presentation, Windstream Holdings’ investment in its consolidated subsidiaries are presented under the equity method of accounting. Amounts reflected in these condensed parent company financial statements for investment and affiliated related balances and equity earnings from subsidiaries have been adjusted to account for the effects of the telecommunications network assets, long-term lease obligation, depreciation expense, principal and interest payments on the long-term lease obligation and related income tax effects that are also included in the net income and equity of Windstream Services. Equity income (losses) from subsidiaries for 2015 includes $89.1 million of intercompany income related to the CS&L spin transactions.

On April 24, 2015, Windstream Holdings amended its certificate of incorporation to decrease the number of authorized shares of common stock from 1.0 billion to 166.7 million and enacted a one-for-six reverse stock split with respect to all outstanding shares of common stock which became effective April 26, 2015. Share data of Windstream Holdings has been retrospectively adjusted to reflect the decrease in authorized shares and the reverse stock split.

The condensed parent company financial statements should be read in conjunction with the consolidated financial statements and notes of Windstream Holdings and subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2015	$43.4	$47.1		$—		$57.4	(a)	$33.1
December 31, 2014	$40.0	$54.8		$—		$51.4	(a)	$43.4
December 31, 2013	$42.6	$63.5		$—		$66.1	(a)	$40.0
Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2015	$94.9	$3.8		$75.4	(b)	$26.2	(c)	$147.9
December 31, 2014	$84.9	$10.0		$—		$—		$94.9
December 31, 2013	$85.9	$7.1		$—		$8.1	(d)	$84.9
Accrued liabilities related to merger, integration and restructuring charges:
For the years ended:
December 31, 2015	$11.2	$115.7	(e)	$—		$121.8	(h)	$5.1
December 31, 2014	$14.0	$76.3	(f)	$—		$79.1	(h)	$11.2
December 31, 2013	$20.1	$38.8	(g)	$—		$44.9	(h)	$14.0
Notes:

(a)	Accounts charged off net of recoveries of amounts previously written off.

(b)	Reflects adjustment to valuation allowances on net operating loss carryforwards due to the effects of the REIT spin-off, which was charged to additional paid-in capital.

(c)
Reduction of valuation allowances on net operating loss carryforwards due to the effects of the reorganization of certain subsidiaries to limited liability companies completed during the first quarter of 2015.

(d)
Reversal of valuation allowances on net operating loss carryforwards realized due to the sale of Pinnacle Software Company and on capital loss carryforwards realized as a result of capital gains recognized.

(e)
Costs primarily consist of charges incurred related to the REIT spin-off, the sale of our data center business and charges related to a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks, including service areas acquired in the PAETEC acquisition. Restructuring charges primarily include severance and other employee benefit costs resulting from workforce reductions completed during the year and costs incurred related to a special shareholder meeting.

(f)
Costs primarily consist of charges for various information technology conversions, consulting fees and other expenses incurred related to the REIT spin-off and severance and other employee benefit costs resulting from workforce reductions completed during the year.

(g)	Costs primarily represent charges related to information technology conversions and network efficiency projects.

(h)	Represents cash outlays for merger, integration and restructuring costs.
See Note 10, “Merger, Integration and Restructuring Charges”, to the consolidated financial statements on page F-82 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and restructuring charges recorded by us in 2015, 2014 and 2013.

EXHIBIT INDEX

Number and Name
2.1
Agreement and Plan of Merger, dated August 29, 2013, by and among Windstream Corporation, Windstream Holdings, Inc., and WIN Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Windstream Holdings, Inc.’s Form 8-K dated August 30, 2013).
*

2.2
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

3.2
Certificate of Amendment to Windstream Holdings, Inc.’s Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 24, 2015 and effective on April 26, 2015 (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

3.3	Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to Windstream Holdings, Inc.’s Form 8-K dated August 30, 2013).	*

3.4	Second Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated February 14, 2014).	*

3.5	Third Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated November 19, 2015).	*

3.6	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.3 to Windstream Holdings Inc.’s Form 8-K dated August 30, 2013).	*

3.7	State of Delaware Certificate of Formation of Windstream Services, LLC (incorporated herein by reference Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).	*

3.8
Certificate of Designations of Series A Participating Preferred Stock of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated September 18, 2015).
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

4.4
Indenture dated as of March 28, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated 28, 2011).
*

4.5
Indenture dated as of November 22, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated November 22, 2011).
*

4.6
Indenture dated as of January 23, 2013, among Windstream Corporation, as Issuer, and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K dated January 23, 2013).
*

4.7
Indenture dated as of August 26, 2013, among Windstream Corporation, as Issuer, and US Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Corporation’s Form 8-K dated August 28, 2013).
*

EXHIBIT INDEX, Continued

Number and Name
4.8	Form of 7.875% Senior Note due 2017 of Windstream Corporation (incorporated herein by reference to Exhibit 4.1 to the Corporation’s Form 8-K date October 8, 2009).	*

4.9	Form of 7.75% Senior Note due 2020 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated October 6, 2010).	*

4.10
Form of 7.5% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated as of March 16, 2011).
*

4.11
Form of 7.75% Senior Notes due 2021 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated as of March 28, 2011).
*

4.12
Form of 7.5% Senior Notes due 2022 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated as of November 22, 2011).
*

4.13	Form of 6.375% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Form 8-K dated January 23, 2013).	*

4.14
Seventh Supplemental Indenture to the 7.875% Senior Notes due 2017, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee (incorporated herein by reference Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.15
Second Supplemental Indenture to the 7.75% Senior Notes due 2020, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee (incorporated herein by reference Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.16
First Supplemental Indenture to the 7.50% Senior Notes due 2023, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee (incorporated herein by reference Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.17
First Supplemental Indenture to the 7.75% Senior Notes due 2021, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee (incorporated herein by reference Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.18
First Supplemental Indenture to the 7.50% Senior Notes due 2022, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee (incorporated herein by reference Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.19
First Supplemental Indenture to the 6 3/8% Senior Notes due 2023, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee (incorporated herein by reference Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.20
First Supplemental Indenture to the 7.75% Senior Notes due 2021, dated as of March 2, 2015, among Windstream Services, LLC (as successor to Windstream Corporation), a Delaware limited liability company (the “Company”), Windstream Finance Corp., a Delaware corporation, together the Issuers, the guarantor subsidiaries of the Company, and U.S. Bank National Association, as Trustee (incorporated herein by reference Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.21
Rights Agreement, dated as of September 17, 2015, by and between Windstream Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated September 18, 2015).
*

EXHIBIT INDEX, Continued

Number and Name
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
*

10.3
Sixth Amended and Restated Credit Agreement originally dated as of July 17, 2006, as amended and restated as of April 24, 2015, by and among Windstream Services, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other agents party thereto (incorporated herein by reference to Exhibit 10.10 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.4
Holdings Agreement, dated April 24, 2015, by and between Windstream Holdings, Inc., Windstream Services, LLC, and JPMorgan Chase Bank, N.A., as administrative agent under the Sixth ARCA (incorporated herein by reference to Exhibit 10.11 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.5
Director Compensation Program dated February 6, 2013 as assumed by Windstream Holdings, Inc., as of August 30, 2013 (incorporated herein by reference to Windstream Holdings Inc.’s Form 10-K dated February 19, 2013).
*

10.6
Form of Restricted Shares Agreement (Non-Employee Directors) entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated February 6, 2007) and as assumed by Windstream Holdings, Inc.
*

10.7	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

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

10.12
Form of Indemnification Agreement entered into between Windstream Holdings, Inc., Windstream Corporation, and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated February 14, 2014).
*

10.13
Form of Restricted Shares Agreement (Officers: Restricted Stock-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 19, 2010) and as assumed by Windstream Holdings, Inc.
*

10.14
Form of Performance Based Restricted Stock Unit Agreement (Officers: RSU-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 8, 2011) and as assumed by Windstream Holdings, Inc.
*

10.15	Form of 2016 Performance-Based Restricted Stock Unit Agreement entered into between Windstream Holdings, Inc., and its executive officers as of February 9, 2016.	(a)

10.16
Agreement, by and between Windstream Holdings, Inc. and Anthony W. Thomas, dated as of December 11, 2014 (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings Inc.’s Form 8-K dated December 12, 2014).
*

EXHIBIT INDEX, Continued

Number and Name
10.17	Amendment to Employment Agreement by and between Windstream Holdings, Inc., and Anthony W. Thomas, dated as of February 9, 2016.	(a)

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
*

10.20
Amendment to Windstream 2006 Equity Incentive Plan (as amended and restated effective February 12, 2014) and as assumed by Windstream Holdings, Inc. (incorporated herein by reference to Windstream Holdings Inc.’s Form 10-Q dated August 6, 2015).
*

10.21
Amendment to PAETEC Holding Corp. 2011 Amended and Restated Omnibus Incentive Plan as assumed by Windstream Holdings, Inc. (incorporated herein by reference to Windstream Holdings Inc.’s Form 10-Q dated August 6, 2015).
*

10.22
PAETEC Holding Corp. 2011 Omnibus Incentive Plan. (incorporated herein by reference to Exhibit 10.1 to PAETEC Holding Corp.’s Current Report on Form 8-K filed with the SEC on June 3, 2011) for equity awards issued on or prior to November 30, 2011 and as assumed by Windstream Holdings, Inc.
*

10.23	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the PAETEC’s Form 8-K dated May 20, 2008) and as assumed by Windstream Holdings, Inc.	*

10.24
PAETEC Corp. 2001 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.10.1 to the Registration Statement on Form S-4 filed by PAETEC Holding Corp. with the SEC on November 13, 2006 (SEC File No. 333-138594)) and as assumed by Windstream Holdings, Inc.
*

10.25
Form of US LEC Corp. 1998 Omnibus Stock Plan, as amended (incorporated herein by Exhibit (d) Schedule TO filed by US LEC Corp. with the SEC on February 23, 2006 (File No. 005-54177) and as assumed by Windstream Holdings, Inc.
*

10.26
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
*

10.29	Operating Agreement of Windstream Services, LLC. (incorporated herein by reference to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).	*

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
*

10.33
Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent under the Sixth ARCA (incorporated herein by reference to Exhibit 10.12 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

EXHIBIT INDEX, Continued

Number and Name
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
WINDSTREAM SERVICES, LLC
FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the years ended December 31, 2015 and 2014, the amount of expenses directly incurred by Windstream Holdings were approximately $2.0 million and $2.3 million, respectively, on a pretax basis, or $1.2 million and $1.4 million on an after-tax basis. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

OVERVIEW

We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and carrier partners across the United States. We offer bundled services, including broadband, security solutions, voice and digital television to consumers. We also provide data, cloud solutions, unified communications and managed services to small business and enterprise clients. We supply core transport solutions on a local and long-haul fiber-optic network spanning approximately 125,000 miles.

Our vision is to provide a best-in-class customer experience through a world-class network. Our “network first” strategy entails leveraging our existing infrastructure and investing in the latest technologies to create significant value for both our customers and our shareholders. In 2015, we implemented a new business unit organizational structure focused on our core customer relationships to strengthen our ability to achieve our operational, strategic and financial goals. Our new structure segments our business operations around our four core customer groups; Consumer and Small Business - ILEC, Carrier, Enterprise, and Small Business- CLEC as further defined below. We differentiate our business customers between enterprise and small business based on the monthly revenue generated from the customer with enterprise customers comprising those relationships that generate $1,500 or more in monthly recurring revenues and small business comprising those relationships that generate less than $1,500 per month. Our small business customer base is further disaggregated between those customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in services areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. We manage as one business our consumer and small business - ILEC operations due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Our new business unit structure aligns all aspects of the customer relationship (sales, service delivery, and customer service) to improve accountability to the customer and sharpen our operational focus.

EXECUTIVE SUMMARY

Key strategic achievements in 2015 included:

•
As further discussed below, we completed the spin-off of certain telecommunications network assets into an independent, publicly traded real estate investment trust (“REIT”) and then entered into an agreement to leaseback the network assets from Communications Sales & Leasing, Inc. (“CS&L”). As part of this transaction, we retained a 19.6 percent ownership interest in CS&L and reduced long-term debt by approximately $3.2 billion lowering our cash interest on long-term debt by approximately $80.5 million in 2015. Through the monetization of our retained ownership interest in CS&L, we are positioned to retire additional long-term debt.

•	We repurchased in the open market $299.5 million of long-term debt, which improved our debt maturity profile and will lower annual interest expense on long-term debt by approximately $17.5 million.

•
We completed the sale of a substantial portion of our data center business to TierPoint, LLC (“TierPoint”), a leading national provider of cloud, colocation and managed services, for $575.0 million in cash. As part of the transaction, we established an ongoing reciprocal strategic partnership with TierPoint, allowing both companies to sell their respective products and services to each other’s prospective customers through referrals. This arrangement with TierPoint allows us to invest capital in our core telecommunications offerings while continuing to offer traditional data center services to enterprise customers across a broader TierPoint data center footprint.

•
We made capital investments of nearly $1.1 billion which included upgrades and expansion of our broadband and carrier network capabilities to provide faster consumer high-speed Internet services and to improve overall network reliability and efficiency. We believe these capital investments will improve our competitiveness in the marketplace and provide a path to grow revenue and gain market share.

•
To return value to shareholders, on August 5, 2015, our board of directors authorized a stock repurchase program of up to $75.0 million to be completed by December 31, 2016. Under this plan, we will buy back shares opportunistically through open market purchases. During 2015, we repurchased 7.5 million of our common shares at a total cost of $46.2 million. We completed the stock repurchase in February 2016 having repurchased $28.8 million of our stock subsequent to year-end.

Operating results during 2015 were favorably impacted by the gain from the sale of our data center business, additional subsidy revenues received from the Connect America Fund (“CAF”) Phase II, growth in enterprise revenues, reflecting increased demand for integrated data and voice services, multi-site networking and data center services, and dividend income earned on our retained ownership interest in CS&L. Operating results during 2015 were impacted by additional interest expense attributable to the long-term lease obligation under the master lease agreement with CS&L and REIT-related transaction costs, including investment banker fees, legal and accounting fees, and losses incurred on the early extinguishment of long-term debt. Reductions in small business, carrier and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively, also impacted our operating results during 2015, when compared to 2014.

For 2016, our goals are focused on executing on our business unit strategies, specifically to grow Consumer and Small Business - ILEC revenues and to grow revenues and improve margins in our Enterprise segment. We will continue to make significant targeted investments to leverage our existing fiber network to provide faster consumer high-speed Internet services, expand our carrier long-haul network and reduce network-related expenses. We will continue to simplify our IT systems and processes to improve operating efficiency and to better serve our customers.

COMPLETION OF SPIN-OFF OF CERTAIN NETWORK AND REAL ESTATE ASSETS

On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded REIT. The spin-off also included substantially all of our consumer CLEC business. Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the network assets and the consumer CLEC business to CS&L, a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of CS&L common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by CS&L to Windstream of approximately $2.5 billion of CS&L debt securities. After giving effect to the interest in CS&L retained by Windstream, each Windstream Holdings shareholder received one share of CS&L for every five shares of Windstream Holdings common stock held in the form of a tax-free dividend.

In connection with the distribution, CS&L borrowed approximately $2.14 billion through a new senior credit agreement. CS&L also issued debt securities in the private placement market to fund the cash payment and to issue its debt securities to Windstream, consisting of $1,110.0 million aggregate principal amount of 8.25 percent senior notes due April 15, 2023 and $400.0 million aggregate principal amount of 6.0 percent senior secured notes due October 15, 2023. The CS&L unsecured notes and the borrowings under CS&L’s new senior credit agreement were issued at a discount, and accordingly, at the date of distribution, CS&L issued to Windstream approximately $2.5 billion of its debt securities consisting of $970.2 million in term loans, $400.0 million in secured and $1,077.3 million in unsecured notes (the “CS&L Securities”).

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

See Note 3 for additional information regarding the spin-off.

MASTER LEASE AGREEMENT

On April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. Under the terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options and Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. During December 2015, we requested and CS&L agreed to fund $43.1 million of capital expenditures. As a result, the annual lease payment increased at a rate of 8.125 percent of the funds received from CS&L, or from $650.0 million to $653.5 million. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options. Due to various forms of continuing involvement, including Windstream Services retaining bare legal title (but not beneficial ownership) to the various easements, permits and pole attachments related to the telecommunications network assets, we have accounted for the transaction as a failed spin-leaseback for financial reporting purposes. As a result, the net book value of the network assets transferred to CS&L continue to be reported in our consolidated balance sheet and all depreciable assets will be fully depreciated over the initial lease term of 15 years. At inception of the master lease, we recorded a long-term lease obligation of approximately $5.1 billion equal to the sum of the minimum future annual lease payments over the 15-year lease term discounted to the present value based on Windstream Services’ incremental borrowing rate. Funding received from CS&L in December 2015 for capital expenditures was recorded as an increase to the long-term lease obligation. As annual lease payments are made, a portion of the payment will decrease the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method.

See Note 5 for additional information regarding the master lease agreement.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings as of December 31:

				2015 to 2014		2014 to 2013
(Millions)	2015	2014	2013	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues	$5,598.6	$5,647.6	$5,775.5	$(49.0)	(1)	$(127.9)	(2)
Product sales	166.7	181.9	212.6	(15.2)	(8)	(30.7)	(14)
Total revenues and sales	5,765.3	5,829.5	5,988.1	(64.2)	(1)	(158.6)	(3)
Costs and expenses:
Cost of services (a) (b)	2,762.0	2,773.3	2,541.2	(11.3)	—	232.1	9
Cost of products sold	145.2	156.6	183.9	(11.4)	(7)	(27.3)	(15)
Selling, general, and administrative (a)	866.5	929.8	874.3	(63.3)	(7)	55.5	6
Depreciation and amortization	1,366.5	1,386.4	1,340.9	(19.9)	(1)	45.5	3
Merger and integration costs	95.0	40.4	30.2	54.6	135	10.2	34
Restructuring charges	20.7	35.9	8.6	(15.2)	(42)	27.3	317
Total costs and expenses	5,255.9	5,322.4	4,979.1	(66.5)	(1)	343.3	7
Operating income	509.4	507.1	1,009.0	2.3	—	(501.9)	(50)
Other income (expense), net	57.5	0.1	(12.5)	57.4	*	12.6	(101)
Gain on sale of data center business	326.1	—	—	326.1	—	—	—
Loss on early extinguishment of debt	(36.4)	—	(28.5)	(36.4)	—	28.5	(100)
Interest expense	(813.2)	(571.8)	(627.7)	(241.4)	42	55.9	(9)
Income (loss) from continuing operations before income taxes	43.4	(64.6)	340.3	108.0	167	(404.9)	(119)
Income tax (benefit) expense	16.0	(25.1)	105.3	41.1	164	(130.4)	(124)
Income (loss) income from continuing operations	27.4	(39.5)	235.0	66.9	169	(274.5)	(117)
Discontinued operations, net of tax	—	—	6.0	—	—	(6.0)	(100)
Net income (loss)	$27.4	$(39.5)	$241.0	$66.9	169	$(280.5)	(116)
* Not meaningful

(a)
Prior year amounts for cost of services and selling, general and administrative have been adjusted to reflect the proper classification of certain operating expenses. See Note 1 for additional information.

(b)	Excludes depreciation and amortization included below.

A detailed discussion and analysis of our consolidated operating results is presented below.

The following table reflects the primary drivers of year-over-year changes in service revenues:

	Year Ended December 31, 2015		Year Ended December 31, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in enterprise (a)	$77.1		$84.4
Due to decreases in consumer and small business - ILEC (b)	(24.3)		(23.9)
Due to decreases in carrier (c)	(41.8)		(49.4)
Due to decreases in small business - CLEC (d)	(99.3)		(107.2)
Due to changes in regulatory and other (e)	31.2		(52.6)
Net decreases in service revenues	$(57.1)	(1)	$(148.7)	(2)

(a)
Increases in enterprise revenues were primarily due to the continued demand for advanced data services partially offset by decreases in traditional voice and long-distance revenues due to lower usage and the adverse effects of competition.

(b)
Decreases were primarily due to declines in voice-only revenues attributable to the reductions in customers from the impacts of competition. The decreases are partially offset by growth in high-speed Internet bundles due to the continued migration of customers to higher speeds, increased sales of value added services, and targeted price increases.

(c)	Decreases were due to declines in wireless TDM revenues that consist of monthly recurring charges for dedicated copper-based circuits as a result of carriers migrating to fiber-based networks.

(d)	Decreases were primarily due to a decline in the number of customers served as a result of business closures and competition.

(e)
Regulatory revenues include switched access revenues, federal and state Universal Service Fund (“USF”) revenues, CAF Phase II support, and funds received from the access recovery mechanism (“ARM”). Switched access revenues include usage sensitive revenues from long distance companies and other carriers for access to our network in connection with the completion of long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our network facilities. USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is administered by the FCC for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen USF support in those states in which we elected to receive the CAF Phase II funding. The ARM is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the access recovery charge (“ARC”). See Regulatory Matters for further discussion.

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services, wholesale reseller revenues generated from the master services agreement with CS&L, and consumer revenues generated in markets where we lease the connection to the customer premise. As previously discussed, we transferred substantially all of this consumer business to CS&L in connection with the spin-off of certain network and real estate assets. Revenues attributable to the sold data center and directory publishing businesses, as well as the consumer CLEC business transferred to CS&L are not assigned to the segments and are also included in other service revenues for all periods prior to the dates of disposal.

The increase during 2015 was primarily attributable to the CAF Phase II incremental support received that was retroactive to January 1, 2015, partially offset by reductions in switched access revenues due to the impacts of intercarrier compensation reform and the transfer of the consumer CLEC business to CS&L in conjunction with the spin-off. Conversely, the decrease in 2014 was primarily attributable to reductions in switched access revenues due to the impacts of intercarrier compensation reform.

See “Segment Operating Results” for a further discussion of changes in enterprise, consumer and small business - ILEC, carrier, and small business - CLEC revenues.

Product Sales

Product sales consist of sales of various types of communications equipment to our customers. We also sell network equipment to contractors on a wholesale basis. Enterprise product sales includes high-end data and communications equipment which facilitate the delivery of advanced data and voice services to our enterprise customers. Consumer product sales include high-speed Internet modems, home networking equipment, computers and phones. Sales of high-speed Internet modems to consumers have declined as a result of our implementation of a modem rental program.

The following table reflects the primary drivers of year-over-year changes in product sales:

	Year Ended December 31, 2015		Year Ended December 31, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in contractor sales	$12.3		$(13.1)
Due to decreases in enterprise product sales	(12.9)		(18.4)
Due to changes in consumer product sales	(14.6)		0.9
Net decreases in product sales	$(15.2)	(8)	$(30.6)	(14)

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Year Ended December 31, 2015		Year Ended December 31, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in interconnection expense (a)	$76.1		$8.8
Due to increases in network operations (b)	32.9		4.0
Due to increases in federal USF expenses (c)	8.2		18.7
Due to changes in employee medical expenses	(5.8)		7.6
Due to decreases in other expenses	(20.7)		(10.4)
Due to changes in pension and postretirement expense (d)	(102.0)		203.4
Net changes in cost of services	$(11.3)	—	$232.1	9

(a)
Increases in interconnection expense were primarily attributable to increased purchases of circuits due to the growth in data customers, as well as higher capacity circuits to service existing customers and increase the transport capacity of our network, partially offset by rate reductions and cost improvements from the continuation of network efficiency projects.

(b)	Increases in network operations were primarily due to higher leased network facilities costs attributable to expansion of our fiber transport network.

(c)	Increases in the federal USF contributions were driven by an increase in the average USF contribution factor each year.

(d)
The decrease in pension and postretirement expense in 2015 was primarily attributable to the difference in the net actuarial losses recognized in the current and prior year periods. During 2015, we recognized a net actuarial loss of $8.7 million, of which $6.7 million was included in cost of services. Comparatively, we recognized an actuarial loss of $128.6 million in 2014, of which $101.0 million was recorded to cost of services, and we recognized an actuarial gain of $110.4 million in 2013, of which $83.7 million was included in cost of services. The net actuarial loss in 2015 resulted primarily from our pension plan assets not performing as well as expected, partially offset by the effects of an increase in the discount rate used to measure our pension obligations, which increased from 4.14 percent in 2014 to 4.55 percent in 2015. Conversely, the net actuarial loss in 2014 resulted from a decrease in the discount rate from 5.01 percent in 2013 to 4.14 percent in 2014 and changes to our mortality assumptions reflecting longer life expectancies of plan participants. The net actuarial gain in 2013 was attributable to an increase in the discount from 3.85 percent in 2012 to 5.01 percent in 2013. Year-over-year comparisons also reflected the effects of curtailment and settlement gains recognized in each year from the elimination of medical and prescription subsidies for certain active and retired participants. These gains reduced cost of services by $14.3 million in 2015 compared to $7.1 million in 2014. See Note 8 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The changes in cost of products sold were generally consistent with the changes in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Year Ended December 31, 2015		Year Ended December 31, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in sales to contractors	$12.1		$(12.9)
Due to decreases in product sales to consumers	(7.9)		(1.6)
Due to decreases in product sales to enterprise customers	(15.6)		(12.8)
Net decreases in cost of products sold	$(11.4)	(7)	$(27.3)	(15)

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Year Ended December 31, 2015		Year Ended December 31, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to changes in sales and marketing expenses (a)	$(7.0)		$45.8
Due to decreases in salaries and wages and other benefits (b)	(13.0)		(46.2)
Due to decreases in other costs	(14.4)		(6.1)
Due to changes in pension and postretirement expense (c)	(28.9)		62.0
Net changes in SG&A	$(63.3)	(7)	$55.5	6

(a)
The decrease in 2015 was primarily attributable to reduced advertising spend related to demand generation of sales leads and customer research and analytics. The increase in 2014 primarily due to the expansion of enterprise marketing campaigns designed to generate sales leads and promote brand awareness.

(b)
The decrease in salaries and wages and other benefits in 2015 was primarily attributable to the completion of several small workforce reductions during the year. The decrease in 2014 was primarily due to a reduction in our enterprise sales force.

(c)
The decrease in pension and postretirement expense in 2015 was primarily attributable to the difference in the net actuarial losses recognized. During 2015, a net actuarial loss of $8.7 million was recognized, of which $2.0 million was included in SG&A. Comparatively, we recognized an actuarial loss of $128.6 million in 2014, of which $27.6 million was included in SG&A, and we recognized an actuarial gain of $110.4 million in 2013, of which $26.7 million was included in SG&A. The net actuarial loss in 2015 resulted primarily from our pension plan assets not performing as well as expected, partially offset by the effects of an increase in the discount rate used to measure our pension obligations, which increased from 4.14 percent in 2014 to 4.55 percent in 2015. Conversely, the net actuarial loss in 2014 resulted from a decrease in the discount rate from 5.01 percent in 2013 to 4.14 percent in 2014 and changes to our mortality assumptions reflecting longer life expectancies of plan participants. The net actuarial gain in 2013 was attributable to an increase in the discount from 3.85 percent in 2012 to 5.01 percent in 2013. Year-over-year comparisons also reflected the effects of curtailment and settlement gains recognized from the elimination of medical and prescription subsidies for certain active and retired participants. These gains reduced SG&A by $3.7 million in 2015 compared to $4.4 million in 2014. See Note 8 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets.

The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Year Ended December 31, 2015		Year Ended December 31, 2014
(Millions)	Increase (Decrease)%		Increase (Decrease)%
Due to increases in depreciation expense (a)	$16.0		$80.5
Due to decreases in amortization expense (b)	(35.9)		(35.0)
Net changes in depreciation and amortization expense	$(19.9)	(1)	$45.5	3

(a)	Increases in depreciation expense were primarily due to additions to property, plant and equipment.

(b)
Decreases in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in incremental declines in expense each year as the intangible assets amortize.

Merger, Integration and Restructuring Costs

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. We also incurred investment banking fees, legal, accounting and other consulting fees related to the REIT spin-off and the sale of a portion of our data center business. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks, including service areas acquired in the PAETEC acquisition. In undertaking this initiative, which we expect to complete during 2016, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. The PAETEC acquisition and costs related to the spin-off and sale of our data center business account for the merger and integration costs incurred for the periods presented.

Restructuring charges are primarily incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities to provide greater flexibility in managing and financing existing and future strategic operations, for task automation and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

During 2015, we incurred restructuring charges of $15.6 million related to the completion of several small workforce reductions. Additionally, we incurred charges of $3.1 million related to the special shareholder meeting held on February 20, 2015 to approve the one-for-six reverse stock split and the conversion of Windstream Corporation to Windstream Services.

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

Set forth below is a summary of restructuring and merger and integration costs for the years ended December 31:

(Millions)	2015	2014	2013
Merger and integration costs:
Information technology conversion costs (a)	$7.5	$20.8	$17.3
Costs related to REIT spin-off	65.1	15.5	—
Costs related to sale of data center business	10.3	—	—
Network optimization and conversion costs	5.9	—	—
Consulting and other costs (b)	6.2	4.1	12.9
Total merger and integration costs	95.0	40.4	30.2
Restructuring charges (c)	20.7	35.9	8.6
Total merger, integration and restructuring charges	$115.7	$76.3	$38.8

(a)	Information technology conversion costs incurred primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

(b)
Consulting and other costs, during 2015, mostly consisted of consulting fees related to the sale of a substantial portion of our data center business. In 2013, we incurred consulting fees related to network efficiency projects.

(c)
Restructuring charges are primarily due to small workforce reductions completed during 2015, an early termination of a software licensing agreement and the special shareholder meeting, as discussed above. In 2014, restructuring charges primarily relate to the workforce reduction completed in the first quarter of 2014, also discussed above, as well as other restructuring activities. In 2013, we incurred charges related to a voluntary workforce reduction initiated to better align our focus on enterprise customer opportunities.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of December 31, 2015, we had unpaid merger, integration and restructuring liabilities totaling $5.1 million, which consisted of $2.6 million associated with the restructuring initiatives and $2.5 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 10).

Operating Income

Operating income increased $2.3 million in 2015 primarily due to the differences in the amount of net actuarial losses and curtailment and settlement gains recognized in pension and postretirement expense compared to 2014, incremental CAF Phase II revenues received in the second half of 2015, and growth in enterprise revenues, reflecting continued demand for advanced data services. These increases were partially offset by an increase in interconnection costs, transaction costs related to the REIT spin-off and sale of the data center business and reductions in small business - CLEC and carrier revenues due to customer losses from business closures and competition and declining demand for copper-based circuits, respectively. In 2014, operating income decreased $501.9 million, or 50 percent. The decrease was primarily due to reductions in consumer, carrier and regulatory revenues as a result of continued voice line losses, declining demand for dedicated copper-based circuits, and the adverse effects of intercarrier compensation reform, respectively. Higher sales and marketing expenses attributable to our brand awareness initiatives, restructuring costs related to workforce reductions and additional depreciation expense resulting from additions to property, plant and equipment also contributed to the declines in operating income in 2014.

Other Income (Expense), Net

Set forth below is a summary of other income (expense), net for the years ended December 31:

(Millions)	2015	2014	2013
Interest income	$1.3	$1.0	$1.0
Dividend income on CS&L common stock	48.4	—	—
Gain (loss) on disposal (a)	10.7	—	(6.4)
Other income (expense), net (b)	0.8	(0.6)	(8.7)
Ineffectiveness of interest rate swaps	(3.7)	(0.3)	1.6
Other income (expense), net	$57.5	$0.1	$(12.5)

(a)
The gain recognized during 2015 represents the gain from the sale of our remaining non-strategic directory publishing business completed on April 1, 2015. The loss realized in 2013 was primarily due to the disposal of various non-operating real estate assets.

(b)	Other income (expense), net during 2013, primarily consisted of costs incurred in connection with the Holding Company Formation.

Loss on Extinguishment of Debt

The net loss on extinguishment of debt by debt instrument was as follows for the year ended December 31, 2015:

(Millions)
Senior secured credit facility borrowings	$(15.9)
2018 Notes	(21.7)
Partial repurchase of 2017, 2021, 2022 and 2023 Notes	7.0
PAETEC 2018 Notes	(5.3)
Cinergy Communication Company Notes	(0.5)
Net loss on early extinguishment of debt	$(36.4)

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

During the third and fourth quarters of 2015, Windstream Services repurchased in the open market certain of its senior unsecured notes representing an aggregate principal amount of $299.5 million, utilizing available borrowings under Windstream Services’ revolving line of credit. The partial repurchase was accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a pretax gain of $7.0 million.

The loss on extinguishment of debt by debt instrument was as follows for the year ended December 31, 2013:

(Millions)	(Millions)
2019 Notes	$(14.7)
Senior secured credit facility	(2.5)
PAETEC 2017 Notes	(11.3)
Loss on early extinguishment of debt	$(28.5)

During 2013, Windstream Services retired all $500.0 million of the outstanding 7.000 percent notes due March 15, 2019 (“2019 Notes”) using proceeds from the private placement of $500.0 million in aggregate principal amount of 7.750 percent percent senior unsecured notes due October 1, 2021 (“2021 Notes”). During 2013, Windstream Services also retired all $650.0 million of the outstanding 8.875 percent PAETEC Notes due June 30, 2017 (“PAETEC 2017 Notes”). The PAETEC 2017 Notes were repurchased using proceeds from the issuance of $700.0 million of 6.375 percent notes due August 1, 2023 (“2023 Notes”). Windstream Services also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during the first quarter of 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and, as a result, Windstream Services recognized losses due to the extinguishment of the aforementioned debt obligations.

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2015	2014	2013
Senior secured credit facility, Tranche A	$5.4	$17.2	$19.4
Senior secured credit facility, Tranche B	37.7	71.2	78.4
Senior secured credit facility, revolving line of credit	21.1	22.2	14.6
Senior unsecured notes	355.4	384.4	418.1
Credit facility extension fees	—	—	6.2
Notes issued by subsidiaries	22.4	44.9	48.0
Interest expense - long-term lease obligations:
Telecommunications network assets	351.6	—	—
Real estate contributed to pension plan	6.7	2.8	—
Impacts of interest rate swaps	20.5	29.0	48.0
Interest on capital leases and other	2.8	3.8	2.9
Less capitalized interest expense	(10.4)	(3.7)	(7.9)
Total interest expense	$813.2	$571.8	$627.7

Interest expense increased $241.4 million, or 42 percent in 2015, and decreased $55.9 million, or 9 percent in 2014. The increase in 2015 was primarily due to the additional interest associated with the long-term lease obligation under the master lease with CS&L. The increase was partially offset by the retirement of amounts outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior secured credit facility through the completion of the debt-for-debt exchange and pay-off of the remaining balance of Tranche B4 and, to a lesser extent, the redemption of the 2018 Notes and PAETEC 2018 notes completed on May 27, 2015. The decrease in 2014 was primarily due to the payoffs of $800.0 million of 8.125 percent notes due August 1, 2013 and $500.0 million of 7.000 percent notes due March 15, 2019 which were both completed in the third quarter of 2013, the payoff of the PAETEC 2017 Notes completed in January 2013, and the absence of credit facility extension fees related to refinancing activities completed in the first quarter of 2013. These decreases were partially offset by additional borrowings under the revolving line of credit and Tranche B5 of the senior credit facility.

Income Taxes

We recognized income tax expense of $16.0 million in 2015, as compared to an income tax benefit of $25.1 million in 2014. The income tax expense recorded in 2015 reflected income before taxes and additional discrete tax expense of $8.1 million for non-deductible transaction costs associated with the REIT spin-off. This expense was partially offset by discrete income tax benefits of $12.1 million to adjust our deferred taxes for the effects of the reorganization of certain of our subsidiaries, including Windstream Services, to limited liability companies completed during the first quarter of 2015. Our effective tax rate in 2015 was 36.9 percent, compared to 38.9 percent in 2014 and 30.9 percent in 2013. The effective tax rate in 2015 was impacted by the effects of the discrete items discussed above.

For 2016, our annualized effective income tax rate is expected to range between 38 percent and 39 percent, excluding one-time discrete items. Changes in our relative profitability of our business, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 13 to the consolidated financial statements for further discussion of income tax expense and deferred taxes.

Discontinued Operations, net of tax

On December 5, 2013, we completed the sale of Pinnacle Software Company, a software business acquired as part of the PAETEC acquisition, which provided comprehensive solutions for supporting the full lifecycle of information technology and telecommunications services. The operating results of the software business has been separately presented as discontinued operations in the accompanying consolidated statements of operations. See Note 17 to the consolidated financial statements for additional information.

SEGMENT OPERATING RESULTS

During the fourth quarter of 2015, we implemented a new organizational structure focused on our core customer relationships to strengthen our ability to achieve our operational, strategic and financial goals. Prior to this reorganization, we operated as one reportable segment. Following this reorganization, we now operate and report the following four customer-based segments:

Consumer and Small Business - ILEC - We manage as one business our residential and small business customers who reside in markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to these customers include traditional local and long-distance voice services and high-speed Internet services, which are delivered primarily over network facilities operated by us. We offer consumer video services primarily through a relationship with Dish Network LLC and we also own and operate cable television franchises in some of our service areas. During 2015, we launched Kinetic, a complete video entertainment offering in our Lincoln, Nebraska and Lexington, Kentucky markets, with plans to launch in Sugar Land, Texas in the second quarter of 2016. We expect to roll out this new service to additional markets during the next few years. Residential customers can bundle voice, high-speed Internet and video services, to provide one convenient billing solution and receive bundle discounts. Small Business - ILEC services offer a wide range of advanced Internet, voice, and web conferencing products. These services are equipped to deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a global business solution to meet our small business customer needs.

Carrier - Our carrier operations consist of providing products and services to other communications services providers, including special access services, which provide network access and transport services to end users, and fiber-to-tower connections to support backhaul services to wireless carriers. We also offer on a wholesale basis voice and data transport services to other communications providers, including the resale of our services and the sale of unbundled network elements, which allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

Enterprise - Our enterprise operations consist of our business customer relationships that generate $1,500 or more in revenue per month. Products and services offered to these customers include integrated voice and data services, which deliver voice and broadband services over a single Internet connection, multi-site networking services which provide a fast and private connection between business locations, as well as a variety of other data services, including cloud computing and collocation and managed services as an alternative to traditional information technology infrastructure.

Small Business - CLEC - These operations consist of our business customer relationships that generate less than $1,500 in revenue per month and are located in service areas in which we are a CLEC and provide services over network facilities primarily leased from other carriers. Products and services provided to our small business - CLEC customers include integrated voice and data services, advanced data and traditional voice and long distance services.as well as value added services including online backup, managed web design and web hosting, and various e-mail services.

Our segment operating results presented below are based on how we assess operating performance and internally report financial information. We evaluate performance of the segments based on segment income, which is computed as segment revenues and sales less segment operating expenses. Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Certain operating revenues are derived from activities that are centrally-managed by us and, accordingly, these revenues are not included in the operating results of segments. These other operating revenues include revenue from federal and state universal service funds, CAF Phase II support, and funds received from federal access recovery mechanisms. We also generate other service revenues from providing switched access services, which include usage-based revenues from long-distance companies and other carriers for access to our network to complete long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities. Other operating revenues also include certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs. Revenues attributable to the sold data center and directory publishing businesses, as well as the consumer CLEC business transferred to CS&L are not assigned to the segments and are also included in other service revenues for all periods prior to the dates of disposal.

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger and integration costs, restructuring charges, stock-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker by segment. Similarly, certain centrally-managed administrative functions, such as accounting and finance, information technology, legal and human resources, are not assigned to our segments. Interest expense and loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Other income (expense), net and income tax (benefit) expense are not monitored as a part of our segment operations and, therefore, these items have been excluded from our segment operating results.

See Note 15 to the consolidated financial statements for a reconciliation of total segment revenues and sales to consolidated revenues and sales and segment income to consolidated net income (loss).

Consumer and Small Business - ILEC Segment Results of Operations

The following table reflects the Consumer and Small Business - ILEC segment results of operations as of December 31:

				2015 to 2014		2014 to 2013
(Millions)	2015	2014	2013	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$1,032.8	$1,017.6	$1,013.6	$15.2	1	$4	—
Voice only (b)	169.3	199.6	226.7	(30.3)	(15)	(27.1)	(12)
Voice and miscellaneous	49.0	49.9	51.6	(0.9)	(2)	(1.7)	(3)
Total consumer	1,251.1	1,267.1	1,291.9	(16.0)	(1)	(24.8)	(2)
Small business - ILEC (c)	351.5	359.8	358.9	(8.3)	(2)	0.9	—
Total service revenues	1,602.6	1,626.9	1,650.8	(24.3)	(1)	(23.9)	(1)
Product sales (d)	2.9	17.5	16.6	(14.6)	(83)	0.9	5
Total revenues and sales	1,605.5	1,644.4	1,667.4	(38.9)	(2)	(23.0)	(1)
Cost and expenses (e)	671.0	696.9	725.0	(25.9)	(4)	(28.1)	(4)
Segment income	$934.5	$947.5	$942.4	$(13.0)	(1)	$5.1	1

(a)
Increases in high-speed Internet bundle revenues were primarily due to the continued migration of customers to higher speeds, increased sales of value added services, targeted price increases, and implementation of a modem rental program during 2015, partially offset by declines in high-speed Internet customers. Demand for faster broadband speeds and Internet-related services such as virus protection and online data backup services, are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

(b)	Decreases in voice only revenues were primarily attributable to the decline in households served due to the impacts of competition, partially offset by the effects of targeted price increases.

(c)
Decreases in Small Business - ILEC revenues were primarily attributable to lower usage for voice and long distance services and the decline in customers due to the impacts of competition. These declines were partially offset by incremental revenues attributable to the ARC of $2.9 million and $4.3 million in 2015 and 2014, respectively, primarily due to an increase in the monthly rate effective July 1st of each year as described above.

(d)	The decrease in product sales during 2015 was attributable to the decline in sales of high-speed Internet modems as a result of the modem rental program implemented during the year.

(e)
The decreases were primarily attributable to a reduction of interconnection expense, reflecting lower voice only revenues due to the decline in households served and a reduction in third party ancillary costs such as technical assistance and online data backup services.

For 2016, we are focused on enhancing our broadband capabilities to generate solid and sustainable cash flows. We expect to grow revenue by continuing to increase broadband speeds and capacity throughout our territories. Project Excel, which began in late 2015, accelerates our plans to upgrade and modernize our broadband network by year-end 2016. This program upgrades our entire fiber-fed infrastructure with Very high-bit-rate Digital Subscriber Line Generation 2 (“VDSL2”) electronics to enable faster broadband speeds and enhances our backhaul capabilities to address future capacity demands and improve network reliability. We expect increases in real-time streaming video and traditional Internet usage to drive demand for faster broadband speeds and generate increased revenues as customers upgrade their services.

The following table reflects the Consumer and Small Business - ILEC segment operating metrics as of December 31:

				2015 to 2014		2014 to 2013
(Thousands)	2015	2014	2013	Increase (Decrease)%		Increase (Decrease)%
Consumer Operating Metrics:
Households served (a)	1,445.8	1,528.7	1,621.2	(82.9)	(5)	(92.5)	(6)
High-speed Internet customers (b)	1,095.1	1,131.6	1,170.9	(36.5)	(3)	(39.3)	(3)
Digital television customers	359.3	385.3	402.3	(26)	(7)	(17)	(4)
Small Business - ILEC customers (c)	146.8	160.2	175.0	(13.4)	(8)	(14.8)	(8)

(a)
The decreases in the number of consumer households served in 2015 and 2014 were primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies.

(b)
The decreases in consumer high-speed Internet customers in 2015 and 2014 were primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink. As of December 31, 2015, we provided high-speed Internet service to approximately 76 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers.

(c)	The decreases in small business customers in 2015 and 2014 were primarily due to business closures and competition from cable companies.

We expect the number of consumer households, consumer high-speed Internet customers, and small business customers in our ILEC footprint to continue to be impacted by the effects of competition.

Carrier Segment Results of Operations

The following table reflects the carrier segment results of operations as of December 31:

				2015 to 2014		2014 to 2013
(Millions)	2015	2014	2013	Increase (Decrease)%		Increase (Decrease)%
Revenues:
Core carrier (a)	$543.4	$542.0	$545.1	$1.4	—	$(3.1)	(1)
Wholesale (b)	80.5	81.7	85.6	(1.2)	(1)	(3.9)	(5)
Total core carrier and wholesale	623.9	623.7	630.7	0.2	—	(7)	(1)
Wireless TDM (c)	64.0	106.0	148.4	(42.0)	(40)	(42.4)	(29)
Total revenues	687.9	729.7	779.1	(41.8)	(6)	(49.4)	(6)
Cost and expenses (d)	185.6	172.5	176.5	13.1	8	(4.0)	(2)
Segment income	$502.3	$557.2	$602.6	$(54.9)	(10)	$(45.4)	(8)

(a)	Core carrier revenues primarily include revenues from other carriers for special access circuits and fiber connections.

(b)	Wholesale revenues represent voice and data services sold to other carriers on a wholesale basis.

(c)
The decreases in these revenues were attributable to declines in special access charges for dedicated copper-based circuits as carriers migrate to fiber-based networks. We expect these revenues to be adversely impacted as wireless carriers continue to migrate traffic to fiber-based connections.

(d)
The increase during 2015 was primarily related to higher interconnection expense due to an increase in long distance usage by our wholesale customers. Comparatively, the decrease in 2014 reflected a reduction in interconnection expense resulting from a decline in long distance usage partially offset by growth in interconnection costs due to increased purchases of circuits and growth in data customers.

For 2016, we are focused on stabilizing our carrier business through investment in our network, offering advanced products and solutions, targeting carrier and wholesale customers and controlling costs through our disciplined approach to capital and expense management. We are also committed to expanding our carrier network to add new routes, connect existing routes and add new carrier access points to increase revenues.

Enterprise Segment Results of Operations

The following table reflects the Enterprise segment results of operations as of December 31:

				2015 to 2014		2014 to 2013
(Millions)	2015	2014	2013	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues:
Voice and long distance (a)	$604.7	$625.7	$639.6	$(21.0)	(3)	$(13.9)	(2)
Data and integrated services (b)	1,238.8	1,142.9	1,035.5	95.9	8	107.4	10
Miscellaneous	103.6	101.4	110.5	2.2	2	(9.1)	(8)
Total service revenues	1,947.1	1,870.0	1,785.6	77.1	4	84.4	5
Product sales	120.1	133.0	151.4	(12.9)	(10)	(18.4)	(12)
Total revenues and sales	2,067.2	2,003.0	1,937.0	64.2	3	66.0	3
Cost and expenses (c)	1,826.6	1,757.4	1,677.3	69.2	4	80.1	5
Segment income	$240.6	$245.6	$259.7	$(5.0)	(2)	$(14.1)	(5)

(a)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage, adverse effects of competition and the migration of existing customers to integrated services and bundled offerings. These declines were partially offset by incremental revenues attributable to the access recovery charge (“ARC”) of $4.1 million and $8.1 million in 2015 and 2014, respectively, primarily due to an increase in the monthly rate effective July 1st of each year. The ARC is a monthly charge established by the FCC designed to mitigate revenue reductions from intercarrier compensation reform.

(b)	Increases in data and integrated services revenues were primarily due to continued demand for advanced data services and customer migration to our integrated voice and data services.

(c)
The increases during 2015 and 2014 were primarily due to customer access costs directly related to the growth in enterprise data and integrated services revenues and increases in network operations due to the expansion of our fiber transport network.

For 2016, we are focused on growing revenue and increasing profitability by leveraging our robust suite of advanced data and cloud services combined with expense reductions from system and process enhancements and additional fiber investments designed to reduce third party network access costs.

The following table reflects the Enterprise segment operating metrics as of December 31:

				2015 to 2014		2014 to 2013
(Thousands)	2015	2014	2013	Increase (Decrease)%		Increase (Decrease)%
Enterprise customers	26.3	26.3	26.0	—	—	0.3	1

Enterprise customers represent those customer relationships that generate $1,500 or more in revenue per month. Our enterprise customer base has remained relatively unchanged during 2015 and 2014.

Small Business - CLEC Segment - Results of Operations

The following table reflects the Small Business - CLEC segment results of operations as of December 31:

				2015 to 2014		2014 to 2013
(Millions)	2015	2014	2013	Increase (Decrease)%		Increase (Decrease)%
Service revenues (a)	$559.0	$658.3	$765.5	$(99.3)	(15)	$(107.2)	(14)
Cost and expenses (b)	378.2	408.7	465.6	(30.5)	(7)	(56.9)	(12)
Segment income	$180.8	$249.6	$299.9	$(68.8)	(28)	$(50.3)	(17)

(a)
The decreases were primarily due to the decline in customers, discussed below. For 2016, we are focused on customer retention and selling incremental services to existing customers to enhance profitable revenue opportunities.

(b)	The decreases during 2015 and 2014 were primarily due to a decrease in network access costs directly related to the decline in customers.

The following table reflects the Small Business - CLEC segment operating metrics as of December 31:

				2015 to 2014		2014 to 2013
(Thousands)	2015	2014	2013	Increase (Decrease)%		Increase (Decrease)%
Small Business - CLEC Customers	91.2	107.5	123.2	(16.3)	(15)	(15.7)	(13)

The decreases in small business customers in 2015 and 2014 were primarily due to business closures and competition from cable companies.

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

On August 5, 2015, Windstream notified the FCC that it is accepting CAF Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling $175.0 million in annual funding compared to our current annual funding of approximately $100.0 million. Support was retroactive to the beginning of 2015 and will continue for six additional years. Windstream will be obligated to offer broadband service at 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer. We will still be eligible to participate in a competitive bidding process for CAF Phase II support in New Mexico, along with other interested eligible competitors; however, the rules for the competitive bidding process are still under consideration by the FCC, and have not yet been finalized. In an order released in December 2014, the FCC stated that it expected to be prepared to conduct the competitive bidding process in 2016. We will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II competitive bidding is complete. As a result, our actual 2015 and expected CAF Phase II and frozen USF support is as follows:

(Millions)	2015	2016	2017	2018 and Thereafter	Total
CAF Phase II support	$174.9	$174.9	$174.9	$699.6	$1,224.3
Transitional Frozen USF support	18.0	12.6	7.7	2.8	41.1
New Mexico Frozen USF support	4.6	4.6	2.3	—	11.5
Total	$197.5	$192.1	$184.9	$702.4	$1,276.9

The above payouts include transitional support through mid-2018 in the six states in which the CAF Phase II support allocated to and elected by us is less than the amount we received in legacy USF high-cost support. These amounts also assume that we will deploy to 100 percent of the required locations in each state. On December 31, 2015, we elected the flexibility to deploy to at least 95 percent but less than 100 percent in five of the states in which we accepted CAF Phase II support. We will be able to decide how much, if any, of the flexibility we use.  If we avail ourselves of all of the flexibility, however, we would have to return a total of approximately $50.0 million by 2021.

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

As part of the Order’s reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support is expected to decrease incrementally from$52.3 million in 2014 to an estimated $12.3 million in 2017, with a portion of the decrease offset by future increases in ARC revenues. Absent a change by the FCC to its current rules, the ARM will phase out annually in one-third increments, beginning in July 2017, and will be eliminated completely as of July 2019.

Set forth below is a summary of intercarrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations for the years ended December 31:

(Millions)	2015	2014	2013
Intercarrier compensation revenue	$133.5	$165.8	$210.1
Federal universal service and CAF Phase II support	$233.9	$152.5	$156.0

Broadband Stimulus

As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”) approximately $7.2 billion was allocated for the purpose of expanding broadband services to unserved and underserved areas. The Rural Utilities Service (“RUS”), part of the United States Department of Agriculture, approved eighteen of our applications for these funds for projects totaling $241.7 million. Under this program, the RUS funded 75 percent of these approved grants, or $181.3 million, and we funded the remainder of at least $60.4 million. Over the duration of this program, which was completed during the third quarter of 2015, the RUS funded $176.4 million of capital expenditures and we funded $142.3 million of capital expenditures. We have received all outstanding funds from the RUS related to our approved applications.

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are approximately 50 other such lawsuits against hundreds of defendants. All of the suits have been consolidated in a single federal district court, which dismissed the claims on November 17, 2015. The plaintiffs are currently seeking permission from the district court to appeal the dismissal of their claims, which is required in this instance given certain procedural issues. The subject matter of the suits is also the topic of a pending petition for declaratory ruling before the FCC, to which the lawsuits may be referred. The outcome of the disputes is currently not predictable, given the uncertainty concerning the ultimate venue of the disputes and the amount of traffic being disputed.

Last-Mile Access

Windstream is actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last mile” facilities we need to serve retail customers through our competitive companies. In 2015, we incurred approximately $1.4 billion in interconnection expense and most of that was attributable to last-mile access. For the vast majority of our customers, last mile facilities, the wires (“loops”) to a customer location from a central office, are not economic for Windstream to duplicate through its own investment and are not available from providers other than the incumbent carrier. Therefore, we often lease those connections from incumbent carriers as one of two distinct product types: either unbundled network elements (“UNEs”), which by law are not available in all areas but are subject to strict regulatory standards, or special access, widely available from incumbents but subject to more flexible regulatory standards. One such FCC proceeding involves a comprehensive review of special access rules, begun in 2012 with an FCC order finding that the special access rules the FCC has had in place since 1999 were not working as intended. In addition, in October 2015, the FCC’s Wireline Competition Bureau commenced an investigation into whether the volume and term commitments and associated fees and penalties contained in specified incumbent special access pricing plans are anti-competitive, comport with applicable law or impede the forthcoming technology transition. These proceedings are on-going, and we are not able to predict when the FCC will issue its decisions or the terms of FCC’s determinations in these proceedings.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. In 2015 and 2014, we recognized $107.8 million and $114.2 million, respectively, in state USF revenue, which included approximately $59.5 million and $67.5 million from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2015, we received $52.0 million from the large company program and $7.5 million from the small company program.The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas PUC, the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

In 2013, the Texas Legislature passed a law that requires set reductions to providers’ state USF support over a period of years beginning in 2017 unless providers can demonstrate a “financial need” for continued support. On December 1, 2014, the Texas PUC adopted a financial needs test that allows providers to petition for continued support under a two-step process that takes into consideration the level of competition and the provider’s expenses. On December 28, 2015, we filed a petition for our Texas affiliate’s large company support; this petition will be considered by the Texas PUC in a contested proceeding. We also may file petitions next year for continuation of small company support. The ultimate impact of these reforms cannot be determined at this time.

In New Mexico, where we have historically received $8.4 million in annual support, the Public Regulation Commission (“PRC”) adopted modified USF rules in November 2014 that resulted in a reduction in annual support to $6.9 million in 2015. We filed an appeal of those rules with the New Mexico Supreme Court in 2015 and that appeal is pending. The PRC adopted additional rule modifications in January 2016 that will result in continued, albeit more moderate, reductions.

In Nebraska, where we received $5.3 million from the state high cost fund in 2015, the Public Service Commission (“PSC”) announced reforms during the third quarter of 2015, for price-cap carriers. In 2016, our support will be frozen at its 2015 levels with 50 percent allocated to ongoing operations and 50 percent allocated to broadband projects that must be approved by the PSC in advance.

Universal service reform is also possible in several other states including Oklahoma, Pennsylvania, and South Carolina. Annually, we receive $3.4 million annually from the Oklahoma fund, $13.3 million from the Pennsylvania fund, and $2.0 million from the South Carolina fund. We cannot estimate at this time the financial impact that would result from changes, if any, to these other state funds.

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

From time to time, we may seek transactions to optimize our capital structure, including entering into transactions to exchange debt for shares of CS&L common stock, repurchase or redeem our outstanding indebtedness (including by means of open market purchases, privately negotiated repurchases, tender offers and/or redemptions pursuant to the debt's terms), or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense. Our ability to consummate any such transaction will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any of these transactions could impact our financial results. We cannot assure you if or when we will consummate any such transactions or the terms of any such transaction.

From time to time, we have evaluated and we continue to evaluate possible acquisition and disposition transactions on an on-going basis. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions and/or dispositions. We cannot assure you if or when we will consummate any such transaction or the terms of any such transaction

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in this annual report. If our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if we seek to acquire other businesses or to accelerate the expansion of our business, we may be required to seek material amounts of additional capital. Additional sources may include equity and debt financing. Further, if we believe we can obtain additional debt financing on advantageous terms, we may seek such financing at any time, to the extent that market conditions and other factors permit us to do so. The debt financing we may seek could be in the form of additional term loans under Windstream Services’ senior secured credit facility or additional debt securities having substantially the same terms as, or different terms from, Windstream Services’ outstanding senior notes.

Our unrestricted cash position increased by $3.5 million to $31.3 million at December 31, 2015, from $27.8 million at December 31, 2014, as compared to a decrease of $20.4 million during 2014. Cash inflows during 2015 were primarily from operating activities, cash payments from CS&L related to the spin-off and funding for tenant capital improvements, proceeds from the sale of our data center business, and incremental borrowings under the revolving line of credit. These inflows were partially offset by cash outflows for repayments of debt, capital expenditures, dividend payments to shareholders, payments under our long-term and capital lease obligations, and repurchases of our common stock.

A summary of our historical cash flows were as follows for the years ended December 31:

(Millions)	2015	2014	2013
Cash flows provided from (used in):
Operating activities	$1,026.6	$1,467.3	$1,519.4
Investing activities	(522.0)	(769.1)	(707.6)
Financing activities	(501.1)	(718.6)	(895.6)
Increase (decrease) in cash and cash equivalents	$3.5	$(20.4)	$(83.8)

Cash Flows – Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $440.7 million in 2015, and $52.1 million in 2014 as compared to the prior year period. The decrease in 2015 was primarily due to additional interest paid of $351.6 million attributable to the master lease agreement with CS&L. Decreases in small business and carrier revenues, increased interconnection and transaction costs related to the REIT spin-off and sale of the data center business also contributed to the decrease in cash flows from operations in 2015. The decrease in 2014 is primarily attributable to lower earnings, as our operating results were negatively impacted by decreases in voice, long-distance, carrier revenues and costs associated with various restructuring initiatives completed during the year. The decrease was partially offset by a reduction in cash interest paid of $41.3 million.

We utilized net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations for both 2015 and 2014. We expect cash income tax payments to be less than $20.0 million in 2016.

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

Cash Flows – Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities decreased $247.1 million in 2015 compared to 2014 primarily due to the proceeds of $574.2 million received from the sale of a substantial portion of our data center business, partially offset by an increase in capital expenditures, further discussed below. Cash used in investing activities increased $61.5 million in 2014 compared to 2013 primarily as a result of reductions in grant funds received for both broadband stimulus projects and CAF of $34.8 million and $34.7 million, respectively, and a cash outlay of $22.6 million to purchase a fixed wireless enterprise services provider, partially offset by a decrease in capital expenditures of $54.5 million.

Capital expenditures were $1,055.3 million, $786.5 million and $841.0 million for 2015, 2014 and 2013, respectively. During 2015, the majority of our capital spend was directed toward fiber expansion and consumer broadband upgrades of our network. Network expansion funded by CAF Phase I totaled $73.9 million in 2015. As previously discussed under “Regulatory Matters”, we committed to match on at least a dollar-for-dollar basis the total amount of support we received from the CAF Phase I of $86.7 million for upgrades and new deployments of broadband service. Capital expenditures related to CAF Phase I projects funded by us are included in additions to property, plant and equipment in the accompanying consolidated statements of cash flows. During 2015, funding received and expenditures for broadband network expansion both declined from 2014 levels due to the completion of the RUS stimulus program. Comparatively, the decrease in capital expenditures in 2014 from 2013 was primarily due to a decline in capital spending levels related to our fiber-to-the-tower initiatives and broadband network expansion funded by stimulus grants. The declines reflected the wind down of both our fiber-to-the-tower and stimulus projects, as we had reached the vast majority of existing towers within our targeted area.

Excluding approximately $200.0 million in capital expenditures related to Project Excel, a capital program begun in late 2015 that accelerates our plans to upgrade our broadband network by the end of 2016 funded using a portion of the proceeds from the sale of the data center business, we expect total 2016 capital expenditures to range between $800.0 million and $850.0 million.

Cash Flows – Financing Activities

Cash used in financing activities decreased by $217.5 million in 2015 and $177.0 million in 2014, as compared to the prior year.

Debt repayments during 2015 totaled approximately $3,350.9 million and and consisted primarily of $1,907.8 million in repayments of borrowings under the revolving line of credit agreement, the redemption of $400.0 million 2018 Notes and $450.0 million PAETEC 2018 Notes, open market repurchases of $299.5 million of aggregate principal amount of senior unsecured notes and, following the completion of the debt-for-debt exchange, the pay-off of the remaining principal balance of $241.8 million of Tranche B4 under the senior secured credit facility. Comparatively, during 2014, Windstream Services repaid approximately $1,395.4 million of long-term debt consisting primarily of $1,280.0 million in repayments of borrowings under the revolving line of credit agreement.

Proceeds from new issuances of long term debt were $2,335.0 million and $1,315.0 million in 2015 and 2014, respectively, and consisted solely of new borrowings under the revolving line of credit.

Prior to the completion of the spin-off and reverse stock split, on April 24, 2015, we made a cash distribution of $.0659 per share to our stockholders of record on April 10, 2015, which was equivalent to a pro-rated $.25 per share quarterly dividend. Following the spin-off and reverse stock split, Windstream expects to pay an annual dividend of $.60 per share, paid on a quarterly basis. During 2015, dividends paid to shareholders were $369.2 million, which was a decrease of $233.0 million, as compared to 2014, reflecting the decline in our quarterly dividend rate following the REIT spin-off. On February 10, 2016, we declared a cash dividend of $.15 per share on our common stock which is payable on April 15, 2016, to shareholders of record on March 31, 2016.

Our dividend practice can be changed at any time at the discretion of our board of directors, and is subject to the restricted payment capacity under Windstream Services’ debt covenants as further discussed below. Accordingly, we cannot assure you we will continue paying dividends at the post-spin adjusted rate. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for additional information concerning our dividend practice.

Pension Contribution

We did not make a contribution to our qualified pension plan in 2015. During 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet our quarterly 2014 funding requirements. At the time of the contribution, the common shares had an appraised value of approximately $8.3 million, as determined by a third party valuation firm. During the third quarter of 2014, we contributed certain of our owned real property to the Windstream Pension Plan. Independent appraisals of the properties contributed were obtained and the Windstream Pension Plan recorded the contribution based on the properties’ aggregate fair value of $80.9 million. We subsequently entered into leases for the contributed properties with initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis. During the fourth quarter of 2015 in conjunction with the sale of the data center business, Windstream Services repurchased at fair value one of the properties contributed to the Windstream Pension Plan for $8.2 million in cash. Following the repurchase, annual rent due under the lease agreements declined from approximately $6.3 million to $6.0 million.

The 2016 expected employer contribution for pension benefits consists of $1.0 million to the qualified pension plan to meet our 2016 funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

Debt and Dividend Capacity

Windstream Holdings has no debt obligations. All of our debt, including the facility described below, has been incurred by our subsidiaries (primarily Windstream Services). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

As of December 31, 2015, we had $5,170.5 million in long-term debt outstanding, including current maturities (see Note 5). As of December 31, 2015, the amount available for borrowing under Windstream Services’ revolving line of credit was $926.9 million.

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

As of December 31, 2015, Windstream Services had approximately $676.1 million of restricted payment capacity as governed by its senior secured credit facility. Following the completion of the spin-off and amendment of the credit facility on April 24, 2015, Windstream Services’ credit agreement was amended to (i) reset the restricted payment capacity to $750 million and (ii) among other things, exclude the master lease payment as a future restricted payment. The restricted payment capacity may limit the amount of dividends Windstream Services may distribute to Windstream Holdings to fund future dividend payments to Windstream Holdings’ shareholders. Under terms of the credit facility, payments required under the master lease are deducted from OIBDA. Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2015, Windstream Services was in compliance with all debt covenants and restrictions.

Windstream Services’ senior secured credit facility and its indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at December 31, 2015:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$5,170.5
Capital leases, including current maturities	61.2
Total long term debt and capital leases	$5,231.7
Operating income, last twelve months	$511.4
Depreciation and amortization, last twelve months	1,366.5
Other expense adjustments required by the credit facility and indentures (a)	(480.4)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,397.5
Leverage ratio (b)	3.74
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,397.5
Interest expense, last twelve months	$813.2
Adjustments required by the credit facility and indentures (c)	(425.8)
Adjusted interest expense	$387.4
Interest coverage ratio (d)	3.61
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of February 22, 2016, Moody’s Investors Service, Standard & Poor’s Corporation (“S&P”) and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	Ba3	BB	BBB-
Senior unsecured credit rating (a)	B2	B+	BB
Corporate credit rating (b)	B1	B+	BB
Outlook (b)	Stable	Stable	Stable

(a)	Ratings assigned to Windstream Services

(b)	Corporate credit rating and outlook assigned to Windstream Services for Moody’s and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

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

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2015:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$5.9	$915.9	$1,560.5	$2,746.4	$5,228.7
Interest payments on long-term debt obligations (b)	353.0	634.1	529.2	411.8	1,928.1
Long-term lease obligations (c)	152.7	357.4	451.0	4,109.9	5,071.0
Interest payments on long-term lease obligations (c)	506.9	964.0	883.3	2,294.9	4,649.1
Capital leases (d)	48.2	13.6	1.1	1.2	64.1
Operating leases (e)	113.4	158.5	94.5	130.7	497.1
Purchase obligations (f)	739.8	635.5	7.2	0.4	1,382.9
Other long-term liabilities and commitments (g) (h) (i) (j)	123.7	255.9	26.8	377.2	783.6
Total contractual obligations and commitments	$2,043.6	$3,934.9	$3,553.6	$10,072.5	$19,604.6

(a)	Excludes $4.6 million of unamortized premiums (net of discounts) and $62.8 million of unamortized debt issuance costs included in long-term debt at December 31, 2015.

(b)	Variable rates on the senior secured credit facility are calculated in relation to one-month London Interbank Offered Rate (“LIBOR”) rate which was 0.35 percent at December 31, 2015.

(c)
Represents undiscounted future minimum lease payments related to the master lease agreement with CS&L and the leaseback of real estate contributed to the Windstream Pension Plan, which exclude the residual value of the obligations at the end of the initial lease terms.

(d)	Capital leases include non-cancellable leases, consisting principally of leases for facilities and equipment.

(e)	Operating leases include non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

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

(h)
Excludes $3.2 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2015 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur.

(i)
Includes $18.4 million and $4.0 million in current portion of interest rate swaps and pension and postretirement benefit obligations, respectively that were included in other current liabilities at December 31, 2015. The current portion of pension and postretirement benefit obligations includes $1.0 million for expected pension contributions in 2016. Although no additional pension contributions may be required in 2016, due to uncertainties inherent in the pension funding calculation, the amount and timing of any remaining contributions are unknown and therefore have been reflected as due in more than 5 years.

(j)	Excludes $15.2 million in long-term capital lease obligations, which are included in capital leases above.

See “Debt Covenants and Amendments” for information regarding our debt covenants. See Notes 2, 5, 6, 8, 13 and 14 for additional information regarding certain of the obligations and commitments listed above.

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

As of December 31, 2015, Windstream Services has entered into three pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2019. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 6 to the consolidated financial statements.

As of December 31, 2015 and 2014, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $203.2 million and $1,476.5 million, or approximately 3.9 percent and 17.1 percent of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $2.0 million and $14.8 million for the years ended December 31, 2015 and 2014, respectively. Actual results may differ from this estimate.

Equity Risk

In connection with the REIT spin-off, we retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. This investment has been classified as an available-for-sale security recorded at fair value, which was $549.2 million at December 31, 2015, and included an unrealized holding loss of $286.5 million. The fair value of the CS&L common stock is based on the quoted market price of the shares on the last day of the reporting period. Our investment in CS&L common stock has exposure to price risk, which is defined as the potential loss in fair value due to a hypothetical 10 percent adverse change in the quoted market price of the shares. A hypothetical 10 percent decrease in CS&L’s common stock price would have resulted in a decrease in the recorded value of our investment of approximately $54.9 million at December 31, 2015.

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

Operating income before depreciation and amortization to GAAP operating income:

(Millions)	2015	2014	%
Operating income	$509.4	$507.1
Depreciation and amortization	1,366.5	1,386.4
OIBDA (a)	$1,875.9	$1,893.5	(1)

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

Allowance for Doubtful Accounts

In evaluating the collectability of our trade receivables, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assumptions, we record an allowance for doubtful accounts to reduce the related receivables to the amount that we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in the consolidated financial statements. A 10 percent change in the amounts estimated to be uncollectible would result in a change in the provision for doubtful accounts of approximately $3.3 million for the year ended December 31, 2015.

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

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our tangible or finite-lived intangible assets that could materially affect the carrying value of these assets and our future consolidated operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $84.0 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $101.3 million per year.

At December 31, 2015, our unamortized finite-lived intangible assets totaled $1,504.7 million and primarily consisted of franchise rights of $999.0 million and customer lists of $487.0 million. The customer lists are amortized using the sum-of-the-years digits method over estimated useful lives ranging from 9 to 15 years. The franchise rights are amortized on a straight-line basis over their estimated useful lives of 30 years. A reduction in the average useful lives of the franchise rights and customer lists of one year would have increased the amount of amortization expense recorded in 2015 by approximately $3.3 million.

Goodwill

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date. This guidance requires write-downs of goodwill only in periods in which the recorded amount of goodwill exceeds its fair value. We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure that results in a change in our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach.

As further discussed in Note 2 to the consolidated financial statements, we reassessed our reporting unit structure as of November 1, 2015 in conjunction with the disposal of our data center business and the reorganization of our business operations. As of the reassessment date, we determined that we had five reporting units consisting of our four reportable operating segments and the data center operations subsequently sold on December 18, 2015. To complete the reassignment of goodwill as of November 1, 2015, we estimated the fair value of our reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. We corroborated the results of the income approach by aggregating the fair values of the reporting units and comparing the total value to overall market multiples for guideline public companies operating in the same lines of business as our reporting units. We also reconciled the estimated fair value of our reporting units to our total invested capital. Goodwill was then reassigned to the reporting units using a relative fair value allocation approach.

As of November 1, 2015, the estimated fair value of each reporting unit (consumer/small business - ILEC, carrier, enterprise, small business - CLEC and data center) was substantially in excess of its carrying value, such that a hypothetical 20 percent decrease in fair value would not result in the fair value of the reporting unit declining below its carrying value. Key assumptions used in the discounted cash flow model consist of the terminal growth rate and discount rate.  Changes in these key assumptions due to changes in market conditions including, but not limited to: failure to meet our forecasted future operating results, the effects of competition, adverse changes as a result of regulatory or legislative actions, higher than expected customer churn and changes in the cost of capital of other industry market participants could adversely affect the calculated fair value of our reporting units, and in turn, materially impact the carrying value of goodwill and our future consolidated operating results.

In conjunction with our change in reporting units and the reallocation of goodwill, we have also elected to change on a go forward basis the date of our annual goodwill impairment assessment from January 1st to November 1st, which we believe is preferable because it more closely aligns with the timing of our internal strategic planning process. Following the sale of the data center business, we will no longer have a separate data center reporting unit for purposes of performing our annual goodwill impairment assessment.

See Note 2 and 4 to the consolidated financial statements for additional information regarding goodwill.

Pension Benefits

We maintain a non-contributory qualified defined benefit pension plan as well as supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. The annual costs of providing pension benefits are based on certain key actuarial assumptions, including the expected return on plan assets and discount rate. We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from the various actuarial assumptions, including changes in our pension obligation, as pension expense or income in the fourth quarter each year, unless an earlier measurement date is required. Our projected net pension income for 2016, which is estimated to be approximately $1.1 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 7.0 percent and a discount rate of 4.55 percent. If returns vary from the expected rate of return or there is a change in the discount rate, the estimated net pension income could vary. In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 25.0 percent to equities, 55.0 percent to fixed income assets and 20.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 7.0 percent to 6.5 percent) would result in a decrease in our projected pension income of approximately $4.6 million in 2016.

The discount rate selected is derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plan’s projected benefit payments. The values of the plan’s projected benefit payments are matched to the cash flows of the theoretical settlement bond portfolio to arrive at a single equivalent discount rate that aligns the present value of the required cash flows with the market value of the bond portfolio. The discount rate determined on this basis was 4.55 percent at December 31, 2015. Lowering the discount rate by 25 basis points (from 4.55 percent to 4.30 percent) would result in a decrease in our projected pension income of approximately $35.4 million in 2016.

See Notes 2 and 8 to the consolidated financial statements for additional information on our pension plans.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 13 to the consolidated financial statements and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. Included in the calculation of our annual income tax expense are the effects of changes, if any, to our income tax reserves for uncertain tax positions. We maintain income tax reserves for potential assessments from the IRS or other taxing authorities. The reserves are determined in accordance with authoritative guidance and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the income tax reserves could materially affect our future consolidated operating results in the period of change. In addition, a valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized.

Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Revenue Recognition

•	Fair Value Measurement Disclosures

•	Pension Plan Investment Disclosures

•	Valuation of Inventory

•	Measurement Period Adjustments in a Business Combination

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward looking statements include, but are not limited to, statements about our expectation to return a portion of our cash flow to shareholders through our dividend, expectations regarding our “network first” strategy to improve financial performance and increase market share, expectations regarding revenue trends and growth, cost management, and improving margins in our business segments, growth in adjusted OBIDA, the amount that Windstream may reduce its debt by selling its equity stake in CS&L and its ability to improve its debt profile and reduce interest, expected levels of support from universal service funds or other government programs, expected rates of loss of consumer households served or inter-carrier compensation, expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds, expectations regarding expanding IPTV and 1 Gbps services to more locations and expanding our carrier network, our expected ability to fund operations, expected required contributions to our pension plan, the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and forecasted capital expenditure amounts related to these investments, anticipated benefits of Project Excel, anticipated capital expenditures and certain debt maturities from cash flows from operations, and expected effective federal income tax rates. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

SELECTED FINANCIAL DATA

 Selected consolidated financial data for Windstream Holdings is as follows for the years ended December 31:

(Millions, except per share amounts)	2015	2014	2013	2012	2011
Revenues and sales	$5,765.3	$5,829.5	$5,988.1	$6,139.5	$4,279.6
Operating income	509.4	507.1	1,009.0	883.9	962.9
Other income (expense), net	57.5	0.1	(12.5)	4.6	(0.1)
Gain on sale of data center business	326.1	—	—	—	—
(Loss) gain on extinguishment of debt	(36.4)	—	(28.5)	1.9	(136.1)
Interest expense	(813.2)	(571.8)	(627.7)	(625.1)	(558.3)
Income (loss) from continuing operations before income taxes	43.4	(64.6)	340.3	265.3	268.4
Income tax expense (benefit)	16.0	(25.1)	105.3	98.2	99.4
Income (loss) from continuing operations	27.4	(39.5)	235.0	167.1	169.0
Discontinued operations, including tax expense of $9.8, $2.2, and $0, for 2013, 2012 and 2011, respectively	—	—	6.0	0.9	0.5
Net income (loss)	$27.4	$(39.5)	$241.0	$168.0	$169.5
Basic and diluted earnings (loss) per share:
From continuing operations	$.24	($.45)	$2.35	$1.69	$1.94
From discontinued operations	—	—	.06	—	—
Net income (loss)	$.24	($.45)	$2.41	$1.69	$1.94
Dividends declared per common share	$2.31	$6.00	$6.00	$6.00	$6.00
Balance sheet data
Total assets	$12,518.1	$12,520.3	$13,341.6	$13,641.5	$14,074.6
Total long-term debt and capital and other lease obligations (excluding premium and discount)	$10,443.0	$8,762.3	$8,683.4	$9,025.4	$9,138.6
Total equity	$306.4	$224.8	$840.2	$1,104.8	$1,495.3

Notes to Selected Financial Information:

•
The selected consolidated financial data of Windstream Services are identical to Windstream Holdings with the exception of certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. In 2015, 2014 and 2013, the amount of pretax expenses directly incurred by Windstream Holdings totaled approximately $2.0 million, $2.3 million and $0.5 million or $1.2 million, $1.4 million and $0.3 million on an after-tax basis, respectively. Earnings per common share and dividends declared per common share information for Windstream Services would not be applicable following the formation of Windstream Holdings completed on August 30, 2013.

•
On April 24, 2015, Windstream Holdings amended its certificate of incorporation to decrease the number of authorized shares of common stock from 1.0 billion to 166.7 million and enacted a one-for-six reverse stock split with respect to all outstanding shares of common stock which became effective April 26, 2015. Share data of Windstream Holdings has been retrospectively adjusted to reflect the decrease in authorized shares and the reverse stock split.

•
During 2015, we early adopted new accounting guidance related to the presentation of unamortized debt issuance costs and deferred income taxes in our consolidated balance sheets.  As a result, unamortized debt issuance costs previously reported as other assets have been reclassified as a reduction to long-term debt for all prior periods presented.  In addition,  we have classified all deferred income tax balances as noncurrent. The effect of this change was to net previously reported current deferred income tax assets with noncurrent deferred income tax liabilities and present only one amount for noncurrent deferred income tax liabilities for all prior periods presented. See Notes 2, 5 and 13 to the consolidated financial statements for additional information regarding these changes.

Notes to Selected Financial Information, Continued:

•
Explanations for significant events affecting our historical operating trends during the years 2013 through 2015 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

•
In 2011, we changed our method of recognizing actuarial gains and losses for pension benefits to recognize actuarial gains and losses in our operating results in the year in which the gains and losses occur. The effect of this change in methodology can create volatility in actuarial gains and losses recognized based on market fluctuations which impacts pension expense (income) for the year. Pension expense (income) was $1.2 million, $128.3 million, $(115.3) million, $67.4 million and $166.8 million in 2015, 2014, 2013, 2012, and 2011, respectively.

•	On November 30, 2011, we acquired PAETEC which affected our historical operating trends during 2012.

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

Dated February 25, 2016

Anthony W. Thomas	Robert E. Gunderman
President and Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated February 25, 2016

Anthony W. Thomas	Robert E. Gunderman
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Windstream Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2015, the Company changed the manner in which it classifies its deferred taxes and presents its unamortized debt issuance costs on the consolidated balance sheet.

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
February 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Windstream Services, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), member equity and cash flows present fairly, in all material respects, the financial position of Windstream Services, LLC and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2015, the Company changed the manner in which it classifies its deferred taxes and presents its unamortized debt issuance costs on the consolidated balance sheet.
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

/s/PricewaterhouseCoopers LLP

Little Rock, Arkansas
February 25, 2016

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions, except per share amounts)	2015	2014	2013
Revenues and sales:
Service revenues	$5,598.6	$5,647.6	$5,775.5
Product sales	166.7	181.9	212.6
Total revenues and sales	5,765.3	5,829.5	5,988.1
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,762.0	2,773.3	2,541.2
Cost of products sold	145.2	156.6	183.9
Selling, general and administrative	866.5	929.8	874.3
Depreciation and amortization	1,366.5	1,386.4	1,340.9
Merger and integration costs	95.0	40.4	30.2
Restructuring charges	20.7	35.9	8.6
Total costs and expenses	5,255.9	5,322.4	4,979.1
Operating income	509.4	507.1	1,009.0
Other income (expense), net	57.5	0.1	(12.5)
Gain on sale of data center business	326.1	—	—
Loss on early extinguishment of debt	(36.4)	—	(28.5)
Interest expense	(813.2)	(571.8)	(627.7)
Income (loss) from continuing operations before income taxes	43.4	(64.6)	340.3
Income tax expense (benefit)	16.0	(25.1)	105.3
Income (loss) from continuing operations	27.4	(39.5)	235.0
Discontinued operations	—	—	6.0
Net income (loss)	$27.4	$(39.5)	$241.0
Basic and diluted earnings (loss) per share:
From continuing operations	$.24	($.45)	$2.35
From discontinued operations	—	—	.06
Net income (loss)	$.24	($.45)	$2.41

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2015	2014	2013
Net income (loss)	$27.4	$(39.5)	$241.0
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding loss arising during the period	(286.5)	—	—
Unrealized holding loss on available-for-sale securities	(286.5)	—	—
Interest rate swaps:
Changes in designated interest rate swaps	(8.8)	(23.2)	28.2
Amortization of unrealized losses on de-designated interest rate swaps	11.6	15.8	35.9
Income tax (expense) benefit	(1.1)	2.9	(24.5)
Unrealized gain (loss) on interest rate swaps	1.7	(4.5)	39.6
Postretirement and pension plans:
Prior service credit arising during the period	1.8	0.1	0.9
Change in net actuarial gain (loss) for postretirement plan	0.1	(3.6)	9.9
Plan curtailments and settlements	(18.0)	(10.0)	(31.8)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	1.0	0.1	1.7
Amortization of prior service credits	(3.9)	(5.9)	(8.7)
Income tax benefit	7.3	7.4	10.5
Change in postretirement and pension plans	(11.7)	(11.9)	(17.5)
Other comprehensive (loss) income	(296.5)	(16.4)	22.1
Comprehensive (loss) income	$(269.1)	$(55.9)	$263.1

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(Millions, except par value)

Assets	2015	2014
Current Assets:
Cash and cash equivalents	$31.3	$27.8
Restricted cash	—	6.7
Accounts receivable (less allowance for doubtful
accounts of $33.1 and $43.4, respectively)	643.9	635.5
Inventories	79.5	63.7
Prepaid expenses and other	120.6	164.6
Total current assets	875.3	898.3
Goodwill	4,213.6	4,352.8
Other intangibles, net	1,504.7	1,764.0
Net property, plant and equipment	5,279.8	5,412.3
Investment in CS&L common stock	549.2	—
Other assets	95.5	92.9
Total Assets	$12,518.1	$12,520.3
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$5.9	$717.5
Current portion of long-term lease obligations	152.7	—
Accounts payable	430.1	403.3
Advance payments and customer deposits	193.9	214.7
Accrued dividends	15.1	152.4
Accrued taxes	84.1	95.2
Accrued interest	78.4	102.5
Other current liabilities	306.9	357.4
Total current liabilities	1,267.1	2,043.0
Long-term debt	5,164.6	7,846.5
Long-term lease obligations	5,000.4	81.0
Deferred income taxes	287.4	1,773.2
Other liabilities	492.2	551.8
Total liabilities	12,211.7	12,295.5
Commitments and Contingencies (See Note 14)
Shareholders’ Equity:
Common stock, $0.0001 par value, 166.7 shares authorized,
96.7 and 100.5 shares issued and outstanding, respectively	—	—
Additional paid-in capital	602.9	252.2
Accumulated other comprehensive (loss) income	(284.4)	12.1
Accumulated deficit	(12.1)	(39.5)
Total shareholders’ equity	306.4	224.8
Total Liabilities and Shareholders’ Equity	$12,518.1	$12,520.3

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2015	2014	2013
Cash Provided from Operations:
Net income (loss)	$27.4	$(39.5)	$241.0
Adjustments to reconcile net income (loss) to net cash provided from operations:
Depreciation and amortization	1,366.5	1,386.4	1,341.5
Provision for doubtful accounts	47.1	54.9	63.5
Share-based compensation expense	55.3	41.8	44.9
Pension expense (income)	1.2	128.3	(115.3)
Deferred income taxes	(16.3)	(13.4)	134.8
Unamortized net premium on retired debt	(14.8)	—	(38.1)
Amortization of unrealized losses on de-designated interest rate swaps	11.6	15.8	35.9
Gains from sales of data center and software businesses	(326.1)	—	(14.4)
Plan curtailments and other, net	(14.3)	6.8	(15.8)
Changes in operating assets and liabilities, net
Accounts receivable	(69.5)	(55.0)	(46.4)
Prepaid income taxes	—	1.1	(7.0)
Prepaid expenses and other	1.4	(6.0)	(12.4)
Accounts payable	31.1	(13.1)	(21.0)
Accrued interest	(26.4)	(3.1)	(10.2)
Accrued taxes	17.9	(9.0)	(0.1)
Other current liabilities	(17.7)	8.4	(49.0)
Other liabilities	(11.6)	(21.5)	(9.2)
Other, net	(36.2)	(15.6)	(3.3)
Net cash provided from operations	1,026.6	1,467.3	1,519.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,055.3)	(786.5)	(841.0)
Broadband network expansion funded by stimulus grants	—	(13.3)	(36.1)
Changes in restricted cash	6.7	3.0	16.8
Grant funds received for broadband stimulus projects	23.5	33.2	68.0
Grant funds received from Connect America Fund - Phase I	—	26.0	60.7
Network expansion funded by Connect America Fund - Phase I	(73.9)	(12.8)	—
Acquisition of a business	—	(22.6)	—
Dispositions of data center and software businesses	574.2	—	30.0
Other, net	2.8	3.9	(6.0)
Net cash used in investing activities	(522.0)	(769.1)	(707.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(369.2)	(602.2)	(593.6)
Payment received from CS&L in spin-off	1,035.0	—	—
Funding received from CS&L for tenant capital improvements	43.1	—	—
Repayments of debt and swaps	(3,350.9)	(1,395.4)	(5,161.0)
Proceeds of debt issuance	2,335.0	1,315.0	4,919.6
Debt issuance costs	(4.3)	—	(30.0)
Stock repurchases	(46.2)	—	—
Payments under long-term lease obligations	(102.6)	—	—
Payments under capital lease obligations	(31.5)	(26.8)	(23.9)
Other, net	(9.5)	(9.2)	(6.7)
Net cash used in financing activities	(501.1)	(718.6)	(895.6)
Increase (decrease) in cash and cash equivalents	3.5	(20.4)	(83.8)
Cash and Cash Equivalents:
Beginning of period	27.8	48.2	132.0
End of period	$31.3	$27.8	$48.2
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$828.9	$564.4	$601.5
Income taxes paid (refunded), net	$1.1	$(8.8)	$5.7
The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8
Net income	—	—	241.0	241.0
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(17.5)	—	(17.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	22.2	—	22.2
Changes in designated interest rate swaps	—	17.4	—	17.4
Comprehensive income	—	22.1	241.0	263.1
Share-based compensation expense (See Note 9)	26.8	—	—	26.8
Stock options exercised	0.8	—	—	0.8
Stock issued to employee savings plan (See Note 8)	20.4	—	—	20.4
Stock issued to qualified pension plan (See Note 8)	27.8	—	—	27.8
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Dividends of $6.00 per share declared to stockholders	(354.5)	—	(241.0)	(595.5)
Balance at December 31, 2013	$811.7	$28.5	$—	$840.2
Net loss	—	—	(39.5)	(39.5)
Other comprehensive loss, net of tax:
Change in postretirement and pension plans	—	(11.9)	—	(11.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	9.8	—	9.8
Changes in designated interest rate swaps	—	(14.3)	—	(14.3)
Comprehensive loss	—	(16.4)	(39.5)	(55.9)
Share-based compensation expense (See Note 9)	22.1	—	—	22.1
Stock options exercised	1.6	—	—	1.6
Stock issued for management incentive compensation plans (See Note 9)	1.4	—	—	1.4
Stock issued to employee savings plan (See Note 8)	21.6	—	—	21.6
Stock issued to qualified pension plan (See Note 8)	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(11.6)	—	—	(11.6)
Dividends of $6.00 per share declared to stockholders	(602.9)	—	—	(602.9)
Balance at December 31, 2014	$252.2	$12.1	$(39.5)	$224.8
Net income	—	—	27.4	27.4
Other comprehensive (loss) income, net of tax:
Unrealized holding loss on available-for-sale securities	—	(286.5)	—	(286.5)
Change in postretirement and pension plans	—	(11.7)	—	(11.7)
Amortization of unrealized losses on de-designated interest rate swaps	—	7.1	—	7.1
Changes in designated interest rate swaps	—	(5.4)	—	(5.4)
Comprehensive loss (income)	—	(296.5)	27.4	(269.1)
Effect of REIT spin-off (See Note 3)	585.6	—	—	585.6
Share-based compensation expense (See Note 9)	25.0	—	—	25.0
Stock issued for management incentive compensation plans (See Note 9)	5.9	—	—	5.9
Stock issued to employee savings plan (See Note 8)	21.6	—	—	21.6
Stock repurchases	(46.2)	—	—	(46.2)
Taxes withheld on vested restricted stock and other	(9.7)	—	—	(9.7)
Dividends of $2.31 per share declared to stockholders	(231.5)	—	—	(231.5)
Balance at December 31, 2015	$602.9	$(284.4)	$(12.1)	$306.4

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions)	2015	2014	2013
Revenues and sales:
Service revenues	$5,598.6	$5,647.6	$5,775.5
Product sales	166.7	181.9	212.6
Total revenues and sales	5,765.3	5,829.5	5,988.1
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,762.0	2,773.3	2,541.2
Cost of products sold	145.2	156.6	183.9
Selling, general and administrative	864.5	927.5	873.8
Depreciation and amortization	1,366.5	1,386.4	1,340.9
Merger and integration costs	95.0	40.4	30.2
Restructuring charges	20.7	35.9	8.6
Total costs and expenses	5,253.9	5,320.1	4,978.6
Operating income	511.4	509.4	1,009.5
Other income (expense), net	57.5	0.1	(12.5)
Gain on sale of data center business	326.1	—	—
Loss on early extinguishment of debt	(36.4)	—	(28.5)
Interest expense	(813.2)	(571.8)	(627.7)
Income (loss) from continuing operations before income taxes	45.4	(62.3)	340.8
Income tax expense (benefit)	16.8	(24.2)	105.5
Income (loss) from continuing operations	28.6	(38.1)	235.3
Discontinued operations	—	—	6.0
Net income (loss)	$28.6	$(38.1)	$241.3

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2015	2014	2013
Net income (loss)	$28.6	$(38.1)	$241.3
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding loss arising during the period	(286.5)	—	—
Unrealized holding loss on available-for-sale securities	(286.5)	—	—
Interest rate swaps:
Changes in designated interest rate swaps	(8.8)	(23.2)	28.2
Amortization of unrealized losses on de-designated interest rate swaps	11.6	15.8	35.9
Income tax (expense) benefit	(1.1)	2.9	(24.5)
Unrealized gain (loss) on interest rate swaps	1.7	(4.5)	39.6
Postretirement and pension plans:
Prior service credit arising during the period	1.8	0.1	0.9
Change in net actuarial gain (loss) for postretirement plan	0.1	(3.6)	9.9
Plan curtailments and settlements	(18.0)	(10.0)	(31.8)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	1.0	0.1	1.7
Amortization of prior service credits	(3.9)	(5.9)	(8.7)
Income tax benefit	7.3	7.4	10.5
Change in postretirement and pension plans	(11.7)	(11.9)	(17.5)
Other comprehensive (loss) income	(296.5)	(16.4)	22.1
Comprehensive (loss) income	$(267.9)	$(54.5)	$263.4

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS
December 31,
(Millions, except number of shares)

Assets	2015	2014
Current Assets:
Cash and cash equivalents	$31.3	$27.8
Restricted cash	—	6.7
Accounts receivable (less allowance for doubtful
accounts of $33.1 and $43.4, respectively)	643.9	635.5
Inventories	79.5	63.7
Prepaid expenses and other	120.6	164.6
Total current assets	875.3	898.3
Goodwill	4,213.6	4,352.8
Other intangibles, net	1,504.7	1,764.0
Net property, plant and equipment	5,279.8	5,412.3
Investment in CS&L common stock	549.2	—
Other assets	95.5	92.9
Total Assets	$12,518.1	$12,520.3
Liabilities and Member Equity
Current Liabilities:
Current maturities of long-term debt	$5.9	$717.5
Current portion of long-term lease obligations	152.7	—
Accounts payable	430.1	403.3
Advance payments and customer deposits	193.9	214.7
Payable to Windstream Holdings, Inc.	15.1	152.4
Accrued taxes	84.1	95.2
Accrued interest	78.4	102.5
Other current liabilities	306.9	357.4
Total current liabilities	1,267.1	2,043.0
Long-term debt	5,164.6	7,846.5
Long-term lease obligations	5,000.4	81.0
Deferred income taxes	287.4	1,773.2
Other liabilities	492.2	551.8
Total liabilities	12,211.7	12,295.5
Commitments and Contingencies (See Note 14)
Member Equity:
Additional paid-in capital	600.3	250.8
Accumulated other comprehensive (loss) income	(284.4)	12.1
Accumulated deficit	(9.5)	(38.1)
Total member equity	306.4	224.8
Total Liabilities and Member Equity	$12,518.1	$12,520.3

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2015	2014	2013
Cash Provided from Operations:
Net income (loss)	$28.6	$(38.1)	$241.3
Adjustments to reconcile net income (loss) to net cash provided from operations:
Depreciation and amortization	1,366.5	1,386.4	1,341.5
Provision for doubtful accounts	47.1	54.9	63.5
Share-based compensation expense	55.3	41.8	44.9
Pension expense (income)	1.2	128.3	(115.3)
Deferred income taxes	(16.3)	(13.4)	134.8
Unamortized net premium on retired debt	(14.8)	—	(38.1)
Amortization of unrealized losses on de-designated interest rate swaps	11.6	15.8	35.9
Gains from sales of data center and software businesses	(326.1)	—	(14.4)
Plan curtailments and other, net	(14.3)	6.8	(15.8)
Changes in operating assets and liabilities, net
Accounts receivable	(69.5)	(55.0)	(46.4)
Prepaid income taxes	—	1.1	(7.0)
Prepaid expenses and other	1.4	(6.0)	(12.4)
Accounts payable	31.1	(13.1)	(21.0)
Accrued interest	(26.4)	(3.1)	(10.2)
Accrued taxes	17.9	(9.0)	—
Other current liabilities	(17.7)	8.4	(49.0)
Other liabilities	(11.6)	(21.5)	(9.2)
Other, net	(36.2)	(15.6)	(3.3)
Net cash provided from operations	1,027.8	1,468.7	1,519.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,055.3)	(786.5)	(841.0)
Broadband network expansion funded by stimulus grants	—	(13.3)	(36.1)
Changes in restricted cash	6.7	3.0	16.8
Grant funds received for broadband stimulus projects	23.5	33.2	68.0
Grant funds received from Connect America Fund - Phase I	—	26.0	60.7
Network expansion funded by Connect America Fund - Phase I	(73.9)	(12.8)	—
Acquisition of a business	—	(22.6)	—
Dispositions of data center and software businesses	574.2	—	30.0
Other, net	2.8	3.9	(6.0)
Net cash used in investing activities	(522.0)	(769.1)	(707.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	—	—	(444.6)
Distributions to Windstream Holdings, Inc.	(416.6)	(603.6)	(149.4)
Payment received from CS&L in spin-off	1,035.0	—	—
Funding received from CS&L for tenant capital improvements	43.1	—	—
Repayments of debt and swaps	(3,350.9)	(1,395.4)	(5,161.0)
Proceeds of debt issuance	2,335.0	1,315.0	4,919.6
Debt issuance costs	(4.3)	—	(30.0)
Payments under long-term lease obligations	(102.6)	—	—
Payments under capital lease obligations	(31.5)	(26.8)	(23.9)
Other, net	(9.5)	(9.2)	(6.7)
Net cash used in financing activities	(502.3)	(720.0)	(896.0)
Increase (decrease) in cash and cash equivalents	3.5	(20.4)	(83.8)
Cash and Cash Equivalents:
Beginning of period	27.8	48.2	132.0
End of period	$31.3	$27.8	$48.2
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$828.9	$564.4	$601.5
Income taxes paid (refunded), net	$1.1	$(8.8)	$5.7

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2012	$1,098.4	$6.4	$—	$1,104.8
Net income	—	—	241.3	241.3
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	(17.5)	—	(17.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	22.2	—	22.2
Changes in designated interest rate swaps	—	17.4	—	17.4
Comprehensive income	—	22.1	241.3	263.4
Share-based compensation expense (See Note 9)	26.8	—	—	26.8
Stock options exercised	0.8	—	—	0.8
Stock issued to employee savings plan (See Note 8)	20.4	—	—	20.4
Stock issued to qualified pension plan (See Note 8)	27.8	—	—	27.8
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Distributions payable to Windstream Holdings, Inc.	(354.2)	—	(241.3)	(595.5)
Balance at December 31, 2013	$812.0	$28.5	$—	$840.5
Net loss	—	—	(38.1)	(38.1)
Other comprehensive loss, net of tax:
Change in postretirement and pension plans	—	(11.9)	—	(11.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	9.8	—	9.8
Changes in designated interest rate swaps	—	(14.3)	—	(14.3)
Comprehensive loss	—	(16.4)	(38.1)	(54.5)
Share-based compensation expense (See Note 9)	22.1	—	—	22.1
Stock options exercised	1.6	—	—	1.6
Stock issued for management incentive compensation plans (See Note 9)	1.4	—	—	1.4
Stock issued to employee savings plan (See Note 8)	21.6	—	—	21.6
Stock issued to qualified pension plan (See Note 8)	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(11.6)	—	—	(11.6)
Distributions payable to Windstream Holdings, Inc.	(604.6)	—	—	(604.6)
Balance at December 31, 2014	$250.8	$12.1	$(38.1)	$224.8
Net income	—	—	28.6	28.6
Other comprehensive (loss) income, net of tax:
Unrealized holding loss on available-for-sale securities	—	(286.5)	—	(286.5)
Change in postretirement and pension plans	—	(11.7)	—	(11.7)
Amortization of unrealized losses on de-designated interest rate swaps	—	7.1	—	7.1
Changes in designated interest rate swaps	—	(5.4)	—	(5.4)
Comprehensive loss (income)	—	(296.5)	28.6	(267.9)
Effect of REIT spin-off (See Note 3)	585.6	—	—	585.6
Share-based compensation expense (See Note 9)	25.0	—	—	25.0
Stock issued for management incentive compensation plans (See Note 9)	5.9	—	—	5.9
Stock issued to employee savings plan (See Note 8)	21.6	—	—	21.6
Taxes withheld on vested restricted stock and other	(9.7)	—	—	(9.7)
Distributions payable to Windstream Holdings, Inc.	(278.9)	—	—	(278.9)
Balance at December 31, 2015	$600.3	$(284.4)	$(9.5)	$306.4

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

Organizational Structure –Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company and the parent of Windstream Services, LLC (“Windstream Services”), formerly Windstream Corporation. Windstream Holdings common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the ticker symbol “WIN”. Effective February 28, 2015, Windstream Corporation was converted to a limited liability company (“LLC”). Following the conversion, Windstream Holdings owns a 100 percent interest in Windstream Services. The conversion of Windstream Services to a LLC has been accounted for as a change in reporting entity and accordingly, the historical equity presentation of Windstream Services reflects the effect of the LLC conversion for all periods presented. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

As further discussed in Note 3, on April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate into an independent, publicly traded real estate investment trust (“REIT”). Upon completion of the spin-off, we amended our certificate of incorporation to decrease the number of authorized shares of common stock from 1.0 billion to 166.7 million and enacted a one-for-six reverse stock split with respect to all of our outstanding shares of common stock which became effective on April 26, 2015. All share data of Windstream Holdings presented has been retrospectively adjusted to reflect the effects of the decrease in its authorized shares and the reverse stock split, as appropriate.

Description of Business – We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and carrier partners across the United States. We offer bundled services, including broadband, security solutions, voice and digital television to consumers. We also provide data, cloud solutions, unified communications and managed services to business and enterprise clients. We supply core transport solutions on a local and long-haul fiber-optic network spanning approximately 125,000 miles.

Enterprise service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services provided to enterprise customers. Consumer service revenues are generated from the provisioning of high-speed Internet, voice and video services to consumers. Small business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to small business customers. Carrier revenues include revenues from other carriers for special access circuits and fiber connections as well as voice and data services sold on a wholesale basis. Regulatory revenues include switched access revenues, federal and state Universal Service Fund (“USF”) revenues and amounts received from Connect America Fund - Phase II. Other service revenues include USF surcharge revenues, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. As further discussed in Note 3, substantially all of this business was transferred to the REIT.

Basis of Presentation – The consolidated financial statements include the accounts of Windstream Holdings, Windstream Services and the accounts of its subsidiaries. All affiliated transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

1. Background and Basis for Presentation, Continued:

Revisions to Prior Period Financial Statements

During the first quarter of 2015, management became aware of and corrected for the immaterial misclassification of certain operating expenses. The previously reported amounts included certain costs related to customer service delivery, customer care and field operations that had been classified as selling, general and administrative expense and should have been reported as cost of services. These revisions did not impact previously reported operating income, net income (loss) or comprehensive (loss) income.

The following table presents the effect of the revisions to Windstream Holdings’ consolidated statements of operations for the years ended December 31:

	2014			2013
(Millions)	As Previously Reported	Effect of Revision	As Revised	As Previously Reported	Effect of Revision	As Revised
Cost of services	$2,719.3	$54.0	$2,773.3	$2,492.1	$49.1	$2,541.2
Selling, general and administrative	$983.8	$(54.0)	$929.8	$923.4	$(49.1)	$874.3

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

Certain other prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net income (loss) or comprehensive (loss) income.

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

Restricted Cash – Cash balances restricted for uses other than current operations have been presented as restricted cash. In connection with broadband stimulus grants, we placed cash into pledged deposit accounts representing our share of committed spend on construction contracts that were subject to review by the Rural Utilities Service (“RUS”). Changes in the restricted cash balances have been presented as cash inflows or outflows in the investing activities section of the consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, we consider a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions and a specific customer’s ability to meet its financial obligations. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $41.5 million and $40.2 million at December 31, 2015 and 2014, respectively.

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

Broadband Stimulus Grants – Capital expenditures related to the broadband stimulus grants were initially recorded to construction in progress. A receivable totaling 75 percent of the gross spend, representing the expected reimbursement from the RUS was recorded during the same period, offsetting the amounts recorded in construction in progress. The resulting balance sheet presentation reflects our 25 percent investment in these assets in property, plant and equipment. Once placed into service, depreciation of the asset was calculated and recorded based on our 25 percent investment in the equipment. Initial outlays to purchase stimulus-related assets have been presented as outflows in the investing activities section of the consolidated statements of cash flows. Grant funds received from the RUS have been presented as inflows in the investing activities section of the consolidated statements of cash flows. As of December 31, 2015, we had received all amounts due from the RUS related to these grants.

Connect America Fund Support – In conjunction with reforming USF, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental broadband funding to a number of unserved and underserved locations. CAF includes both short-term (“ CAF Phase I”) and a longer-term (“CAF Phase II”) framework. We received $86.7 million in CAF Phase I support for upgrades and new deployments of broadband service. Pursuant to commitments we made with the FCC, we agreed to match, on at least a dollar-for-dollar basis, the total amount of CAF Phase I support we received. As construction projects which utilized CAF Phase I support were initiated, a portion of the CAF Phase I support received was reclassified from other liabilities as an offset to construction in progress to effectively reduce the capitalized cost of the constructed asset. For each construction dollar we spent, an equal amount was transferred from other liabilities to construction in progress to reflect our dollar-for-dollar matching requirement. As of December 31, 2015, we had utilized all CAF Phase I support we had received. Comparatively, as of December 31, 2014, $53.9 million of CAF Phase I support was recorded in other current liabilities and $20.0 million was recorded in other liabilities, in the accompanying consolidated balance sheet. CAF Phase I support received and used to construct network assets during the period has been presented within the investing activities section of the consolidated statements of cash flows.

On August 5, 2015, we notified the FCC of our acceptance of CAF Phase II support of approximately $175.0 million per year for a six year period to fund the deployment of voice and high-speed Internet capable infrastructures for approximately 400,000 eligible locations in 17 of the 18 states in which we are the incumbent provider. The CAF Phase II support in these 17 states will substantially replace funding we received under the federal USF high-cost support program. We declined the annual statewide funding in one state, New Mexico, where our projected cost to comply with the FCC’s deployment requirements greatly exceeded the funding offer. We will be eligible to participate in a competitive bidding process for the CAF Phase II support in New Mexico, along with other interested eligible competitors under an auction process administered by the FCC, which is expected to be held during 2016. We will continue to receive annual USF support in New Mexico frozen at 2011 levels until the CAF Phase II competitive bidding process is completed. Funds received under CAF Phase II are recognized as service revenues ratably over the period to which the funding pertains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Asset Disposals – On December 18, 2015, Windstream Services completed the sale of a substantial portion of our data center business to TierPoint LLC (“TierPoint”) for $574.2 million in cash, net of the $0.8 million working capital settlement, and recorded a pretax gain of $326.1 million. Excluding the effects of the gain, pretax losses for the data center business were $(0.5) million, $(17.6) million and $(19.1) million in 2015, 2014, and 2013, respectively. The sale of the data center business did not represent a strategic shift in our business nor had a major effect on our consolidated results of operations, financial position or cash flows, and accordingly, does not qualify for reporting as a discontinued operation. As part of the transaction, we established an ongoing reciprocal strategic partnership with TierPoint, allowing both companies to sell their respective products and services to each other’s prospective customers through referrals.

On December 5, 2013, we completed the sale of Pinnacle Software Company (“Pinnacle”), a software company acquired in conjunction with the 2011 acquisition of PAETEC Holding Corp. (“PAETEC”) for $30.0 million in cash. The software business has been reported as discontinued operations for the year ended December 31, 2013. See Note 17 for further discussion of discontinued operations.

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets has been recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which for us has been January 1st of each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. Prior to performing the two step evaluation, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. Under the qualitative assessment, if an entity determines that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the entity is not required to complete the two step goodwill impairment evaluation.

As of January 1, 2015, we had three reporting units, excluding corporate level activities. In performing our annual goodwill impairment assessment, we estimated the fair value of each of our three reporting units utilizing both an income approach and a market approach. The income approach was based on the present value of projected cash flows and a terminal value, which represented the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. The market approach included the use of comparable multiples of publicly traded companies operating in businesses similar to ours. We also reconciled the estimated fair value of our reporting units to our total invested capital. As of January 1, 2015, based on our assessment performed with respect to our three reporting units as described above, we concluded that goodwill for all of our reporting units was not impaired as of that date, and accordingly, no further analysis was required.

During the fourth quarter of 2015, in connection with the disposal of our data center business and the reorganization of our business operations, we reassessed our reporting unit structure as of November 1, 2015 and determined that we had five reporting units, consisting of our four reportable operating segments and the data center operations subsequently sold and excluding corporate activities. We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure that results in a change in the composition of our reporting units. Our reporting units are not separate legal entities with discrete balance sheet information. As a result, assets and liabilities utilized in or relating to multiple reporting units have been allocated to the reporting units using consistent and reasonable allocation methodologies. Immediately prior to the change in our reporting unit structure and reassignment of goodwill, we determined that no goodwill impairment existed as of November 1, 2015.  In conjunction with our change in reporting units and the reallocation of goodwill, we have also elected to change on a go forward basis the date of our annual goodwill impairment assessment from January 1st to November 1st, which we believe is preferable because it more closely aligns with the timing of our internal strategic planning process. Following the sale of the data center business, we no longer have a separate data center reporting unit for purposes of performing our annual goodwill impairment assessment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

In completing the reassignment of goodwill as of November 1, 2015, we estimated the fair value of our reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. We corroborated the results of the income approach by aggregating the fair values of the reporting units and comparing the total value to overall market multiples for guideline public companies operating in the same lines of business as our reporting units. We also reconciled the estimated fair value of our reporting units to our total invested capital. Goodwill was then reassigned to the reporting units using a relative fair value allocation approach.

Other intangible assets arising from business combinations such as franchise rights, customer lists, and cable franchise rights are initially recorded at estimated fair value. We amortize customer lists using the sum-of-the-digits method over an estimated life of 9 to 15 years. All other intangible assets are amortized using a straight-line method over the estimated useful lives. (See Note 4 for additional information.)
Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of central office equipment, office and warehouse facilities, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery, other equipment and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Depreciation expense amounted to $1,146.3 million, $1,130.3 million, and $1,049.7 million in 2015, 2014 and 2013, respectively.

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2015	2014
Land		$43.4	$44.3
Building and improvements	3-40 years	604.9	655.5
Central office equipment	3-40 years	6,013.9	5,750.4
Outside communications plant	7-47 years	7,245.3	6,906.6
Furniture, vehicles and other equipment	3-23 years	1,660.2	1,616.0
Construction in progress		527.6	365.2
		16,095.3	15,338.0
Less accumulated depreciation		(10,815.5)	(9,925.7)
Net property, plant and equipment		$5,279.8	$5,412.3

Of the total net property, plant and equipment at December 31, 2015 listed above, approximately $2.4 billion was transferred to Communications Sales & Leasing, Inc. (“CS&L”) in connection with the spin-off and then was leased back by Windstream Holdings (see Note 3). Under the master lease agreement with CS&L, any capital improvements, including upgrades or replacements to the leased network assets, funded by us become the property of CS&L at the time such improvements are placed in service. As further discussed in Note 5, we accounted for the spin-off transaction as a failed spin-leaseback for financial reporting purposes and, as a result the net book value of the assets initially transferred to CS&L and any subsequent capital improvements made by us continue to be reported in our consolidated balance sheet as property, plant and equipment and are depreciated over the initial lease term of 15 years.

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

The RUS has retained a security interest in the assets funded by the broadband stimulus grants over their economic life, which varies by grant for periods up to 23 years. In the event of default of terms of the agreement, the RUS could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of Windstream, the acquiring party would need to receive approval from the RUS prior to consummating the proposed transaction, for which pre-approval will not be reasonably withheld.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

We capitalize interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $10.4 million, $3.7 million and $7.9 million in 2015, 2014 and 2013, respectively.

Asset Retirement Obligations – We recognize asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Our asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if we exit them, to properly dispose of our chemically-treated telephone poles at the time they are removed from service and to restore certain leased properties to their previous condition upon exit from the lease. These asset retirement obligations totaled $53.1 million and $53.4 million as of December 31, 2015 and 2014, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets – We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset group. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows.

Investment in CS&L Common Stock – Shares of CS&L retained by Windstream Services following the spin-off of certain network and real estate assets (see Note 3) are classified as available-for-sale and recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive (loss) income. No deferred income taxes are recorded with respect to the unrealized gains and losses due to the tax-free qualification of the spin-off. Information pertaining to this investment at December 31, 2015 was as follows:

(Millions)	Cost	Fair Value	Carrying Value	Unrealized Loss
CS&L common stock	$835.7	$549.2	$549.2	$(286.5)

As of December 31, 2015, Windstream Services has held the shares of CS&L common stock for less than 12 months. In assessing whether the unrealized loss was an other-than-temporary impairment, we considered that as of December 31, 2015: (i) CS&L had only been in operation for slightly more than 8 months and had not had sufficient time to execute on its strategy to expand and diversify its leasing business in any substantive way; (ii) the positive impact, prior to the recent macroeconomic environment, of CS&L’s announcement on January 6, 2016 that it had executed an agreement to acquire PEG Bandwidth, LLC, which owns an extensive fiber network; (iii) the stability of CS&L’s cash flows and leasing income streams under the master lease agreement due to the 15-year initial lease term and Windstream Services’ improved leverage following the repayment of $3.2 billion of long-term debt in connection with the spin-off; and (iv) Windstream Services’ ability to hold the CS&L common stock for up to 15 more months, a time period that is sufficient to allow for the recovery of the unrealized losses.  Based on these factors, we did not consider our investment in CS&L common stock to be other-than-temporarily impaired as of December 31, 2015.

Derivative Instruments – Windstream Services enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges are recorded as a component of other comprehensive (loss) income in the current period. Any ineffective portion of the hedges is recognized in earnings in the current period.

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

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $52.9 million, $59.5 million and $42.4 million in 2015, 2014 and 2013, respectively.

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

Earnings (Loss) Per Share – We compute basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares containing a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of earnings (loss) per share pursuant to the two-class method. Calculations of earnings (loss) per share under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

Diluted earnings (loss) per share are computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and warrants. Diluted earnings (loss) per share exclude all potentially dilutive securities if their effect is anti-dilutive.

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

All per share information presented has been retrospectively adjusted to reflect the effects of the one-for-six reverse stock split which became effective on April 26, 2015. A reconciliation of net income (loss) and number of shares used in computing basic and diluted earnings (loss) per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2015	2014	2013
Basic and diluted earnings (loss) per share:
Numerator:
Income (loss) from continuing operations	$27.4	$(39.5)	$235.0
Income from continuing operations allocable to participating securities	(3.5)	(5.0)	(4.1)
Adjusted income (loss) from continuing operations attributable to common shares	23.9	(44.5)	230.9
Income from discontinued operations (a)	—	—	6.0
Net income (loss) attributable to common shares	$23.9	$(44.5)	$236.9

Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	102.0	100.3	98.8
Weighted average participating securities	(3.1)	(0.8)	(0.6)
Weighted average basic and diluted shares outstanding	98.9	99.5	98.2
Basic and diluted earnings (loss) per share:
From continuing operations	$.24	($.45)	$2.35
From discontinued operations	—	—	.06
Net income (loss)	$.24	($.45)	$2.41

(a)	None of the income from discontinued operations was allocable to participating securities in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled approximately 0.5 million for both years ended December 31, 2015 and 2014 and 0.7 million shares for the year ended December 31, 2013.

Recently Adopted Accounting Standards

Discontinued Operations – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity (“ASU 2014-08”). The updated standard only allows those disposals that represent a strategic shift and that have a major effect on an entity's operations and financial results to be reported as discontinued operations. The updated guidance also requires expanded disclosures in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations reporting. ASU 2014-08 was effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. We adopted this standard during the fourth quarter of 2014 and applied this guidance to the disposals of our consumer competitive local exchange (“CLEC”) business and the sale of substantially all of our data center business, neither of which qualified as a discontinued operation, because the disposals did not represent a strategic shift in our business nor had a major effect on our consolidated results of operations, financial position or cash flows.

Presentation of Debt Issuance Costs – In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard outlines a simplified presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016, with early adoption permitted. During the second quarter of 2015, we early adopted this guidance and have classified in our consolidated balance sheets unamortized debt issuance costs from other assets to long-term debt for all periods presented (see Note 5). The effect of this change was to reduce the previously reported amounts within the accompanying consolidated balance sheet as of December 31, 2014 for other assets and long-term debt by $87.7 million or a decrease in other assets from $180.6 million to $92.9 million and long-term debt from $7,934.2 million to $7,846.5 million. Adoption of this guidance did not affect our consolidated results of operations, financial position or liquidity.

Balance Sheet Classification - Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  The standard requires all deferred income tax assets and liabilities be classified as noncurrent within an entity’s consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Entities are also permitted to apply the revised guidance on either a prospective or retrospective basis. During the fourth quarter of 2015, we early adopted this guidance on a retrospective basis and have classified deferred income taxes in our consolidated balance sheets as noncurrent for all periods presented (see Note 13). The effect of this change was to net the previously reported current deferred income tax assets of $105.4 million with the noncurrent deferred income tax liabilities of $1,878.6 million and present only one amount for noncurrent deferred income tax liabilities of $1,773.2 million within the accompanying consolidated balance sheet as of December 31, 2014. Adoption of this guidance did not affect our consolidated results of operations, financial position or liquidity.

Recently Issued Authoritative Guidance

Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to all periods presented in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect adjustment in the year of adoption. When issued, ASU 2014-09 was to be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption was not permitted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, or January 1, 2018, for calendar companies like Windstream. Entities are permitted to early adopt the standard, but not before the original effective date of December 15, 2016. We are in the process of determining the method of adoption and assessing the impact the new standard will have on our consolidated financial statements. We expect to adopt this standard effective January 1, 2018.

Fair Value Measurement Disclosures – In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent), which amends certain fair value measurement disclosures (“ASU 2015-07”). The standard removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and also removes certain related disclosure requirements. ASU 2015-07 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 31, 2015, with early adoption permitted.

Pension Plan Investment Disclosures – In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) (“ ASU 2015-12”). This standard eliminates the requirement to measure the fair value of fully benefit-responsive investment contracts and provide the related fair value disclosures. Under the new guidance, fully benefit-responsive investment contracts will be measured and disclosed only at contract value. The standard also eliminates certain disclosure requirements related to an employee benefit plan’s investments presented in the plan’s standalone financial statements. ASU 2015-12 is effective retrospectively for fiscal years beginning after December 31, 2015, with early adoption permitted. Adoption of ASU 2015-07 and 2015-12 will impact certain of the disclosures related to our qualified pension plan assets, but otherwise is not expected to have a material impact on our consolidated financial statements.

Valuation of Inventory – In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). The updated guidance requires that an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 should be applied on a prospective basis and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently assessing the timing of adoption of ASU 2015-11, however, we do not expect it to have a material impact to our consolidated results of operations, financial position or cash flows.

Measurement Period Adjustments in a Business Combination – In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments related to a business combination. The standard requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 also requires companies to disclose the portion of the adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, either separately in the income statement or in the notes. ASU 2015-16 is effective prospectively for annual and interim periods after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Completion of Spin-off of Certain Network and Real Estate Assets:

On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded REIT. The spin-off also included substantially all of our consumer CLEC business. The telecommunications network assets consisted of copper cable and fiber optic cable lines, telephone poles, underground conduits, concrete pads, attachment hardware (e.g., bolts and lashings), pedestals, guy wires, anchors, signal repeaters, and central office land and buildings, with a net book value of approximately $2.5 billion at the time of spin-off. We requested and received a private letter ruling from the Internal Revenue Service on the qualification of the spin-off as a tax-free transaction and the designation of the telecommunications network assets as real estate.

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

As further discussed in Note 5, following the spin-off, Windstream entered into an agreement to lease back the telecommunications network assets from CS&L.

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2014	$4,352.8
Dispositions during the period:
Consumer CLEC business transferred to CS&L in conjunction with the spin-off (a)	(12.8)
Data center business sold to TierPoint (a)	(126.4)
Balance at December 31, 2015	$4,213.6

(a)	Represents the portion of historical goodwill allocated to the disposed businesses.

As previously discussed in Note 2 in connection with the restructuring of our operations, we reassessed our reporting unit structure as November 1, 2015 and reassigned goodwill to our new reporting units using a relative fair value method. Goodwill assigned to our four operating segments was as follows:

(Millions)
Consumer and Small Business - ILEC	$2,321.2
Carrier	1,176.4
Enterprise	598.0
Small Business - CLEC	118.0
Total goodwill	$4,213.6

Immediately prior to the change in our reporting unit structure and reassignment of goodwill, we determined that no goodwill impairment existed as of November 1, 2015.

Intangible assets were as follows at December 31:

	2015			2014
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(286.1)	$999.0	$1,285.1	$(243.3)	$1,041.8
Customer lists (a)	1,791.7	(1,304.7)	487.0	1,914.0	(1,203.4)	710.6
Cable franchise rights	17.3	(6.8)	10.5	17.3	(5.7)	11.6
Other (b)	9.6	(1.4)	8.2	—	—	—
Balance	$3,103.7	$(1,599.0)	$1,504.7	$3,216.4	$(1,452.4)	$1,764.0

(a)
In connection with the spin-off, we transferred customer lists with a gross cost of $34.5 million and a net carrying value of $13.1 million to CS&L (see Note 3). At the date of sale, customer lists associated with the data center operations had a gross cost of $87.8 million and a net carrying value of $35.7 million.

(b)	During 2015, we acquired for cash non-exclusive licenses to various patents, which are being amortized on a straight-line basis over the estimated useful life of 3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2015:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	3 years

Amortization expense for intangible assets subject to amortization was $220.2 million, $256.1 million and $291.2 million in 2015, 2014 and 2013, respectively. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the years ended December 31:

Year	(Millions)
2016	$185.3
2017	158.7
2018	131.9
2019	104.8
2020	86.4
Thereafter	837.6
Total	$1,504.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at December 31:

(Millions)	2015	2014
Issued by Windstream Services:
Senior secured credit facility, Tranche A3 – variable rates, due December 30, 2016 (a)	$—	$344.3
Senior secured credit facility, Tranche A4 – variable rates, due August 8, 2017 (a)	—	255.0
Senior secured credit facility, Tranche B4 – variable rates, due January 23, 2020 (a)	—	1,318.1
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	578.2	584.1
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	300.0	625.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017 (b)	904.1	1,100.0
2018 Notes – 8.125%, due September 1, 2018	—	400.0
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021 (b)	920.4	950.0
2022 Notes – 7.500%, due June 1, 2022 (b)	485.9	500.0
2023 Notes – 7.500%, due April 1, 2023 (b)	540.1	600.0
2023 Notes – 6.375%, due August 1, 2023	700.0	700.0
Issued by subsidiaries of the Company:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
Cinergy Communications Company – 6.58%, due January 1, 2022	—	1.9
Debentures and notes, without collateral:
PAETEC 2018 Notes – 9.875%, due December 1, 2018	—	450.0
Premium on long-term debt, net (c)	4.6	23.3
Unamortized debt issuance costs (c)	(62.8)	(87.7)
	5,170.5	8,564.0
Less current maturities	(5.9)	(717.5)
Total long-term debt	$5,164.6	$7,846.5
Weighted average interest rate	6.8%	6.5%
Weighted maturity	5.3 years	5.1 years

(a)	Debt obligation was retired in connection with completion of the debt-for-debt exchange (see Note 3).

(b)	During 2015, Windstream Services repurchased in the open market a portion of this debt obligation.

(c)	The net premium balance and unamortized debt issuance costs are amortized using the interest method over the life of the related debt instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

Senior Secured Credit Facility - In connection with the REIT spin-off, on April 24, 2015, Windstream Services amended its existing senior secured credit facility which includes a revolving line of credit in an aggregate principal amount of $1,250.0 million and a tranche B5 term loan. The amended credit facility provides that Windstream Services may seek to obtain incremental revolving or term loans in an unlimited amount subject to maintaining a maximum secured leverage ratio and other customary conditions, including obtaining commitments and pro forma compliance with financial maintenance covenants consisting of a maximum debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum interest coverage ratio. In addition, Windstream Services may request extensions of the maturity date under any of its existing revolving or term loan facilities. Interest rates applicable to term loans are, at Windstream Services’ option, equal to either a base rate plus a margin of 1.75 percent per annum or London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75 percent per annum. LIBOR and the base rate for term loans shall at no time be less than 0.75 percent and 1.75 percent, respectively. Term loans made under the credit facility are subject to quarterly amortization payments in an aggregate amount equal to 0.25 percent of the initial principal amount of such term loans, with the remaining balance payable on August 8, 2019. The senior secured credit facility is guaranteed, jointly and severally, by certain of Windstream Services’ wholly owned subsidiaries.

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

Revolving line of credit - As a result of the April 24, 2015 amendment to the credit facility, the maturity date of the revolving line of credit was extended from December 17, 2015 to April 24, 2020. Windstream Services may obtain revolving loans and may issue up to $30.0 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Borrowings under the revolving line of credit may be used for permitted acquisitions, working capital and other general corporate purposes of Windstream Services and its subsidiaries. Windstream Services will pay a commitment fee on the unused portion of the commitments under the revolving credit facility that will range from 0.40 percent to 0.50 percent per annum, depending on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries. Revolving loans made under the credit facility are not subject to interim amortization and such loans are not required to be repaid prior to April 24, 2020, other than to the extent the outstanding borrowings exceed the aggregate commitments under the revolving credit facility. Interest rates applicable to loans under the revolving line of credit are, at Windstream Services’ option, equal to either a base rate plus a margin ranging from 0.25 percent to 1.00 percent per annum or LIBOR plus a margin ranging from 1.25 percent to 2.00 percent per annum, based on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries.

During 2015, Windstream Services borrowed $2,335.0 million under the revolving line of credit in its senior secured credit facility and through completion of the debt-for-debt exchange and repayments retired $2,660.0 million of these borrowings in 2015. Considering letters of credit of $23.1 million, the amount available for borrowing under the revolving line of credit was $926.9 million at December 31, 2015.

The variable interest rate on the revolving line of credit ranged from 2.19 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.39 percent during 2015, as compared to variable interest rates during 2014 which ranged from 2.41 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.49 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

Debentures and Notes Repaid in 2015
Partial Repurchase of Senior Notes - In August 2015, Windstream Services’ board of directors authorized a debt repurchase program pursuant to which Windstream Services may purchase or redeem up to $300.0 million of any of its unsecured notes through one or more open market purchase offers, tender offers, privately negotiated transactions, or other purchase transactions, with the amount of such purchases funded by either borrowings under the revolving line of credit, new term loans under the senior secured credit facility, or a combination thereof. On December 17, 2015, Windstream Services’ board of directors increased the capacity of the debt repurchase program authorizing Windstream Services to repurchase up to an additional $200.0 million of its unsecured notes. During the third and fourth quarters of 2015, Windstream Services repurchased in the open market $299.5 million aggregate principal amount of its senior unsecured notes consisting of the following:

•
$195.9 million aggregate principal amount of 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes) at a repurchase price of $209.6 million, including accrued and unpaid interest;

•	$29.6 million aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes), at a repurchase price of $25.8 million, including accrued and unpaid interest;

•	$14.1 million aggregate principal amount of 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes), at a repurchase price of $11.5 million, including accrued and unpaid interest; and

•	$59.9 million aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023, (the “2023 Notes) at a repurchase price of $50.2 million, including accrued and unpaid interest.

At the time of repurchase, there was $3.9 million in unamortized net discount and debt issuance costs related to the repurchased notes. The repurchases were funded utilizing available borrowings under the amended revolving line of credit.

2018 Notes - On May 27, 2015, Windstream Services redeemed all of its $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 (the “2018 Notes”), at a redemption price payable in cash equal to $1,040.63 per $1,000 principal amount of the notes, plus accrued and unpaid interest. At the time of redemption, there was 1.4 million and $4.0 million in unamortized discount and debt issuance costs, respectively, related to the 2018 Notes.

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

Windstream used a portion of the $1.035 billion cash payment received from CS&L in conjunction with the spin-off of certain telecommunication network assets to redeem these two debt obligations (see Note 3).

Cinergy Communications Company - On April 24, 2015, Windstream Services repaid all $1.9 million of the outstanding aggregate principal amount of these unsecured notes utilizing available borrowings under the amended revolving line of credit.

Windstream Services may call certain debentures and notes at various premiums on early redemption. These debentures and notes consist of $700.0 million in aggregate principal amount of 7.750 percent senior notes due October 15, 2020, the remaining aggregate principal amounts due related to the 2021, 2022, and 2023 Notes and $700.0 million in aggregate principal amount of 6.375 percent senior notes due August 1, 2023. In addition, Windstream Services may call debt issued by Windstream Holdings of the Midwest, Inc. at various premiums upon early redemption.
Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. As of December 31, 2015, Windstream Services was in compliance with all of these covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:
In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of December 31, 2015.
Maturities for long-term debt outstanding as of December 31, 2015, excluding $4.6 million of unamortized net premium and $62.8 million of unamortized debt issuance costs, were as follows for the years ended December 31:

Year	(Millions)
2016	$5.9
2017	910.0
2018	5.9
2019	560.5
2020	1,000.0
Thereafter	2,746.4
Total	$5,228.7

Loss on Extinguishment of Debt

The net loss on extinguishment of debt was as follows for the year ended December 31:

(Millions)	2015
Senior secured credit facility borrowings:
Premium on early redemption	$(6.6)
Third-party fees for early redemption	(0.7)
Unamortized debt issuance costs on original issuance	(8.6)
Loss on early extinguishment of senior secured credit facility borrowings	(15.9)
2018 Notes:
Premium on early redemption	(16.3)
Unamortized discount on original issuance	(1.4)
Unamortized debt issuance costs on original issuance	(4.0)
Loss on early extinguishment of 2018 Notes	(21.7)
PAETEC 2018 Notes:
Premium on early redemption	(22.2)
Unamortized premium on original issuance	16.9
Loss on early extinguishment of PAETEC 2018 Notes	(5.3)
Partial repurchase of 2017, 2021, 2022 and 2023 Notes:
Discount on early repurchase	10.9
Unamortized net discount on original issuance	(0.7)
Unamortized debt issuance costs on original issuance	(3.2)
Gain on early extinguishment of partial repurchase of 2017, 2021, 2022 and 2023 Notes	7.0
Cinergy Communications Company Notes:
Premium on early redemption	(0.5)
Loss on early extinguishment of Cinergy Communication Company Notes	(0.5)
Total loss on early extinguishment of debt	$(36.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

As previously discussed in conjunction with the spin-off, Windstream completed a debt-for-debt exchange and also repaid the remaining aggregate principal amount of borrowings under Tranche B4. The debt-for-debt exchange and repayment were accounted for under the extinguishment method of accounting and, as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations of $15.9 million.

As previously discussed, Windstream Services retired all of the outstanding 2018 Notes and all of the PAETEC 2018 Notes in conjunction with the spin-off. The retirements were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized losses due to the extinguishment of the aforementioned debt obligations during the second quarter of 2015.

Under the debt repurchase program previously discussed, Windstream Services repurchased in the open market certain of its senior unsecured notes representing an aggregate principal amount of $299.5 million. The partial repurchase was accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a pretax gain of $7.0 million.

The loss on extinguishment of debt was as follows for the year ended December 31:

(Millions)	2013
2019 Notes:
Premium on early redemption	$(13.6)
Third-party fees for early redemption	(0.5)
Unamortized debt issuance costs on original issuance	(0.6)
Loss on early extinguishment for 2019 Notes	(14.7)
Senior secured credit facility:
Unamortized debt issuance costs on original issuance	(2.5)
Loss on early extinguishment for senior secured credit facility	(2.5)
PAETEC 2017 Notes:
Premium on early redemption	(51.5)
Third-party fees for early redemption	(1.0)
Unamortized premium on original issuance	41.2
Loss on early extinguishment for PAETEC 2017 Notes	(11.3)
Total loss on early extinguishment of debt	$(28.5)

During 2013, Windstream Services retired all $500.0 million of the outstanding $500.0 million aggregate principal amount of 7.000 percent senior unsecured notes due March 15, 2019 (“2019 Notes”) using proceeds from the private placement of $500.0 million in aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021. Windstream Services also retired all $650.0 million of 8.875 percent notes due June 30, 2017 (“PAETEC 2017 Notes”). The PAETEC 2017 Notes were repurchased using proceeds from the issuance of the $700.0 million in aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023. Windstream Services also amended its senior secured credit facility including issuance of Tranche B4, the proceeds of which were used to repay Tranche A2, Tranche B and Tranche B2 during 2013. The retirements and a portion of the credit facility amendment were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized losses due to the extinguishment of the aforementioned debt obligations during 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

Long-term Lease Obligations

Leaseback of Telecommunications Network Assets - Following the spin-off transaction (see Note 3), on April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. Under terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options. Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options. During December 2015, we requested and CS&L agreed to fund $43.1 million of capital expenditures. As a result, the annual lease payment increased at a rate of 8.125 percent of the funds received from CS&L, or from $650.0 million to $653.5 million. CS&L also has the right, but not the obligation, upon Windstream’s request, to fund additional capital expenditures of Windstream in an aggregate amount of up to $250.0 million for a maximum period of five years. Monthly rent paid by us to CS&L will increase in accordance with the master lease effective as of the date of the funding. If CS&L exercises this right, the lease payments under the master lease will be adjusted at a rate of 8.125 percent of the capital expenditures funded by CS&L during the first two years and at a floating rate based on CS&L’s cost of capital thereafter. Additionally, if CS&L agrees to fund the entire $250.0 million, the initial term of the master lease will be increased from 15 years to 20 years and the number of renewal terms will be reduced from four renewal terms of five years each to three renewal terms of five years each.

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

At inception of the master lease, we recorded a long-term lease obligation of approximately $5.1 billion equal to the sum of the minimum future annual lease payments over the 15-year lease term discounted to the present value based on Windstream Services’ incremental borrowing rate. Funding received from CS&L in December 2015 for capital expenditures was recorded as an increase to the long-term lease obligation. The effective interest rate on the long-term lease obligation is approximately 10.1 percent. As annual lease payments are made, a portion of the payment will decrease the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method.

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

Leaseback of Real Estate Contributed to Pension Plan - During the third quarter of 2014, we contributed certain of our owned real property to the Windstream Pension Plan and then entered into agreements to leaseback the properties for continued use by our operating subsidiaries. Independent appraisals of the properties contributed were obtained and at the dates of contribution the properties’ aggregate fair value was $80.9 million. The lease agreements include initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis. During the fourth quarter of 2015 in conjunction with the sale of the data center business, Windstream Services repurchased at fair value one of the properties contributed to the Windstream Pension Plan for $8.2 million in cash. As a result, we derecognized a portion of the associated long-term lease obligation of $8.7 million and recorded a pretax gain of $0.5 million. Following the repurchase, aggregate annual rent due under the lease agreements declined from approximately $6.3 million to $6.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

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

A summary of the current and noncurrent portions of the long-term lease obligations was as follows:

	December 31, 2015			December 31, 2014
(Millions)	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets Subject to Leaseback:
Telecommunications network assets	$152.7	$4,927.7	$5,080.4	$—	$—	$—
Real estate contributed to pension plan	—	72.7	72.7	—	81.0	81.0
Total	$152.7	$5,000.4	$5,153.1	$—	$81.0	$81.0

Undiscounted future minimum payments during the initial terms of the leases were as follows for the years ended December 31:

(Millions)	Leaseback of Telecommunications Network Assets	Leaseback of Real Estate Contributed to Pension Plan	Total
Year
2016	$653.6	$6.0	$659.6
2017	653.5	6.2	659.7
2018	655.4	6.3	661.7
2019	658.9	6.5	665.4
2020	662.2	6.7	668.9
Thereafter	6,328.5	76.3	6,404.8
Total	$9,612.1	$108.0	$9,720.1

Capital Lease Obligations

We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other current liabilities and other liabilities. During 2015 and 2014, we acquired equipment under capital leases of $36.4 million and $0.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

Future minimum lease payments under capital lease obligations were as follows for the years ended December 31:

Year	(Millions)
2016	$48.2
2017	13.0
2018	0.6
2019	0.6
2020	0.5
Thereafter	1.2
Total future payments	64.1
Less: Amounts representing interest	2.9
Present value of minimum lease payments	$61.2

Interest Expense
Interest expense was as follows for the years ended December 31:

(Millions)	2015	2014	2013
Interest expense - long-term debt	$442.0	$539.9	$584.7
Interest expense - long-term lease obligations:
Telecommunications network assets	351.6	—	—
Real estate contributed to pension plan	6.7	2.8	—
Impact of interest rate swaps	20.5	29.0	48.0
Interest on capital leases and other	2.8	3.8	2.9
Less capitalized interest expense	(10.4)	(3.7)	(7.9)
Total interest expense	$813.2	$571.8	$627.7

6. Derivative Instruments:

Prior to the spin-off of CS&L, Windstream Services had entered into four pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. The swaps had a notional value of $900.0 million and were scheduled to mature October 17, 2019. The fixed interest rate paid was 3.391 percent and included a component which served to settle the liability existing on Windstream Services swaps at the time of the transaction. The variable rate received reset on the seventeenth day of each month to the one-month LIBOR. In addition, Windstream Services also had entered into six pay fixed, receive variable interest rate swap agreements, designated as cash flow hedges of the previously unhedged interest rate risk inherent in its senior secured credit facility. These swaps had a fixed notional value of $750.0 million and were scheduled to mature on June 17, 2016. The fixed rate paid ranged from 1.026 to 1.040 percent plus a fixed spread of 2.750 percent. The variable rate received reset on the seventeenth day of each month to the one-month LIBOR subject to a minimum rate of 0.750 percent. All ten of the swaps were designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable rate cash flows paid on Windstream Services’ senior secured credit facility, which had varying maturity dates from December 30, 2016 to January 23, 2020. In conjunction with completing the debt-for-debt exchange previously discussed (see Note 3), Windstream Services terminated seven of the ten interest rate swaps, consisting of all six of the swaps scheduled to mature on June 17, 2016 and one of the swaps scheduled to mature on October 17, 2019. As a result, Windstream Services paid $22.7 million to the respective counterparties and recognized a pretax loss of $1.7 million upon termination of the seven interest rate swap agreements as a reclassification from accumulated other comprehensive (loss) income to other income (expense).

Two of the remaining three interest rate swaps were renegotiated to more closely align with the characteristics of Tranche B5 of Windstream Services’ senior secured credit facility. Windstream Services de-designated the three remaining swaps and froze the accumulated losses of $3.0 million reported in accumulated other comprehensive income related to these swaps. This frozen balance will be amortized from accumulated other comprehensive income to interest expense over the remaining life of the original swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivative Instruments, Continued:

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

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	2015	2014
Designated portion, measured at fair value
Other assets	$—	$0.4
Other current liabilities	$18.3	$28.5
Other non-current liabilities	$33.4	$48.7
Accumulated other comprehensive (loss) income	$(0.9)	$4.9
De-designated portion, unamortized value
Accumulated other comprehensive loss	$(0.2)	$(8.8)
Weighted average fixed rate paid	2.99%	3.57%
Variable rate received	0.35%	0.16%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other income (expense), net in our consolidated statements of operations. Ineffectiveness recognized on the cash flow hedges was $(3.7) million, $(0.3) million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of December 31, 2015. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

Windstream Services expects to recognize losses of $7.7 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for the three remaining interest swap agreements at December 31, 2015. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in the value of these derivative instruments were as follows for the years ended December 31:

(Millions)	2015	2014	2013
Changes in fair value of effective portion, net of tax (a)	$(5.4)	$(14.3)	$17.4
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$7.1	$9.8	$22.2

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivative Instruments, Continued:

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $55.4 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At December 31, 2015, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following tables present the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2015 and 2014. As of December 31, 2015, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheets as of that date.

Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014:
Interest rate swaps	$0.4	$0.4	$(0.3)	$—	$0.1
Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2015:
Interest rate swaps	$51.7	$51.7	$—	$—	$51.7

December 31, 2014:
Interest rate swaps	$77.2	$77.2	$(0.3)	$—	$76.9

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
Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2015 requiring these non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts receivable, investment in CS&L common stock, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable, and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, investment in CS&L common stock, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of December 31, 2015 or 2014.

The fair values of cash equivalents, investment in CS&L common stock, interest rate swaps and long-term debt were determined using the following inputs at December 31:

(Millions)	2015	2014
Recorded at Fair Value in the Financial Statements:
Investment in CS&L common stock - Level 1	$549.2	$—
Derivatives:
Interest rate swap assets - Level 2	$—	$0.4
Interest rate swap liabilities - Level 2	$51.7	$77.2
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$4,452.7	$8,777.5

(a)
Recognized at carrying value of $5,233.3 million and $8,651.7 million in long-term debt, including current maturities, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.

The fair value of CS&L common stock is based on the quoted market price of the shares on the last day of the reporting period. The CS&L common stock trades on NASDAQ.
The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2015 and 2014, the fair values of the interest rate swaps were reduced by $2.9 million and $3.3 million, respectively, to reflect non-performance risk.
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
We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no other transfers within the fair value hierarchy during the year ended December 31, 2015.

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

The components of pension benefit (income) expense (including provision for executive retirement agreements) and postretirement benefits income were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2015	2014	2013	2015	2014	2013
Benefits earned during the year	$9.5	$8.2	$10.5	$—	$—	$—
Interest cost on benefit obligation	53.2	58.9	52.5	1.3	1.3	1.4
Net actuarial loss (gain)	8.7	128.6	(110.4)	—	—	—
Amortization of net actuarial loss	—	—	—	1.0	0.1	1.7
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(3.8)	(5.8)	(8.6)
Plan curtailments and settlements	—	—	—	(18.0)	(11.5)	(32.2)
Expected return on plan assets	(70.1)	(67.3)	(67.8)	—	—	—
Net periodic benefit expense (income)	$1.2	$128.3	$(115.3)	$(19.5)	$(15.9)	$(37.7)

During 2015, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective on June 8, 2015, October 1, 2015, and November 1, 2015. As a result, we remeasured the plan and recognized curtailment gains totaling $18.0 million, of which $14.3 million was recognized in cost of services expenses and $3.7 million was recognized in selling, general and administrative expenses, with the offsetting effects recorded as a reduction in accumulated other comprehensive income of $18.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans (including executive retirement agreements) were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$1,042.0	$959.7	$0.3	$0.3
Actual return on plan assets	(1.6)	144.6	—	—
Employer contributions	0.9	89.9	2.5	3.8
Participant contributions	—	—	4.3	0.4
Benefits paid (a)	(74.7)	(65.6)	(6.7)	(4.2)
Settlements (b)	—	(86.6)	—	—
Fair value of plan assets at end of year	$966.6	$1,042.0	$0.4	$0.3
Projected benefit obligation at beginning of year	$1,331.8	$1,210.6	$30.6	$31.4
Interest cost on projected benefit obligations	53.2	58.9	1.3	1.3
Service costs	9.5	8.2	—	—
Participant contributions	—	—	4.3	0.4
Plan amendments	(1.4)	—	(0.4)	(0.2)
Actuarial (gain) loss	(62.9)	206.3	(0.1)	3.4
Benefits paid (a)	(74.7)	(65.6)	(6.7)	(4.2)
Settlements (b)	—	(86.6)	—	(1.5)
Projected benefit obligation at end of year	$1,255.5	$1,331.8	$29.0	$30.6
Plan assets less than projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(1.9)	$(0.8)	$(2.1)	$(2.3)
Noncurrent liabilities	(287.0)	(289.0)	(26.5)	(28.0)
Funded status recognized in the consolidated balance sheets	$(288.9)	$(289.8)	$(28.6)	$(30.3)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$—	$—	$(4.7)	$(5.8)
Prior service credits	1.8	0.5	7.8	29.2
Net amount recognized in accumulated other comprehensive income	$1.8	$0.5	$3.1	$23.4

(a)	During 2015 and 2014, pension benefits paid from Windstream’s assets totaled $0.9 million and $0.8 million, respectively. All postretirement benefits in both years were paid from Windstream’s assets.

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

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit (income) expense in 2016, including executive retirement agreements, are as follows:

(Millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss	$—	$0.5
Prior service credits	$(0.3)	$(1.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

The accumulated benefit obligation of our pension plan and executive retirement agreements, was $1,236.9 million, $1,309.7 million and $1,193.0 million at December 31, 2015, 2014 and 2013, respectively.

Assumptions – Actuarial assumptions used to calculate pension and postretirement benefits (income) expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits (a)
(Millions)	2015	2014	2013	2015	2014	2013
Discount rate	4.14%	5.01%	3.85%	4.21%	4.76%	3.87%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	2.00%	—%	—%	—%

(a)	As a result of the various remeasurements of our postretirement benefit obligations previously discussed, key assumptions including the discount rate were updated as of each remeasurement date.

Actuarial assumptions used to calculate the projected benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Discount rate	4.55%	4.14%	4.67%	4.21%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	—%	—%

In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 25.0 percent to equities, 55.0 percent to fixed income securities, and 20.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2015	2014
Healthcare cost trend rate assumed for next year	7.00%	7.50%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2024	2020

For the year ended December 31, 2015, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.1 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.1 million. As of December 31, 2015, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $2.8 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $2.3 million.

Plan Assets – Our pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation for our pension plan by asset category was as follows for the years ended December 31:

	Target Allocation	Percentage of Plan Assets
Asset Category	2016	2015	2014
Equity securities	18.6% - 30.6%	23.3%	26.9%
Fixed income securities	41.7% - 68.7%	53.4%	53.9%
Alternative investments	13.7% - 23.7%	21.8%	18.2%
Money market and other short-term interest bearing securities	0.0% - 4.0%	1.5%	1.0%
		100.0%	100.0%

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

The pension plan is permitted to make investments in our common stock. On March 7, 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet our quarterly 2014 funding requirements. At the time of this contribution, the shares had an appraised value, as determined by a third party valuation firm, of approximately $8.3 million. Similarly, in 2013, we contributed approximately $27.8 million of our common stock to the Windstream Pension Plan to meet our remaining 2013 funding obligations and a portion of our expected 2014 funding obligation.

As previously discussed in Note 5, we contributed certain of our own real property to our qualified pension plan during the third quarter of 2014. Independent appraisals of the properties contributed were obtained and the Windstream Pension Plan recorded the contribution based on the properties’ aggregate fair value of $80.9 million at the dates of contribution. We subsequently entered into leases for the contributed properties with initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional 5-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis. During the fourth quarter of 2015 in conjunction with the sale of the data center business, Windstream Services repurchased at fair value one of the properties contributed to the Windstream Pension Plan for $8.2 million in cash. Following the repurchase, annual rent due under the lease agreements declined from approximately $6.3 million to $6.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2015:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market fund (a)	$70.1	$—	$70.1	$—
Guaranteed annuity contract (b)	1.1	—	—	1.1
Common collective trust funds (c)	255.4	—	255.4	—
Government and agency securities (d)	281.5	—	281.5	—
Corporate bonds and asset backed securities (d)	30.9	—	30.9	—
Common and preferred stocks - domestic (d)	40.0	39.9	—	0.1
Common and preferred stocks - international (d)	23.1	23.1	—	—
Derivative financial instruments (e)	19.0	—	19.0	—
Hedge fund of funds (f)	62.0	—	—	62.0
Mutual fund (d)	61.0	61.0	—	—
Real estate and private equity funds (g)	145.6	—	—	145.6
Other (h)	0.8	0.8	—	—
Total investments	$990.5	$124.8	$656.9	$208.8
Dividends and interest receivable	5.2
Pending trades and other liabilities	(29.1)
Total plan assets	$966.6

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2014:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market fund (a)	$42.4	$—	$42.4	$—
Guaranteed annuity contract (b)	1.4	—	—	1.4
Common collective trust funds (c)	330.8	—	330.8	—
Government and agency securities (d)	285.6	—	285.6	—
Corporate bonds and asset backed securities (d)	34.4	—	34.4	—
Common and preferred stocks - domestic (d)	54.8	54.7	—	0.1
Common and preferred stocks - international (d)	25.3	25.3	—	—
Derivative financial instruments (e)	16.9	—	16.9	—
Hedge fund of funds (f)	61.9	—	—	61.9
Mutual fund (d)	66.7	66.7	—	—
Real estate and private equity funds (g)	138.2	—	—	138.2
Other (h)	0.6	0.6	—	—
Total investments	$1,059.0	$147.3	$710.1	$201.6
Dividends and interest receivable	3.7
Pending trades and other liabilities	(20.7)
Total plan assets	$1,042.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

(a)
The money market fund is based on the fair value of the underlying assets held as determined by the fund manager on the last business day of the year. The underlying assets are mostly comprised of certificates of deposit, time deposits and commercial paper valued at amortized cost.

(b)
The guaranteed annuity contract is based on the value of the underlying contracts adjusted to market value which recognizes that either long-term assets would have to be sold before contract maturity or new contributions by other contract holders would have to be exchanged for funds being transferred, precluding these contributions from being invested at their current state of return.

(c)
Units in common collective trust funds are valued by reference to the funds’ underlying assets and are based on the net asset value as reported by the fund manager on the last business day of the Plan year. The underlying assets are mostly comprised of publicly traded equity securities and fixed income securities. These securities are valued at the official closing price of, or the last reported sale prices as of the close of business or, in the absence of any sales, at the latest available bid price.

(d)
Government and agency securities, corporate bonds and asset backed securities, common and preferred stocks, and registered investment companies traded in active markets on securities exchanges are valued at their quoted market prices on the last day of the Plan year. Securities traded in markets that are not considered active are valued based on quoted market prices, broker or dealer quotes or alternative pricing sources with reasonable levels of price transparency. Securities that trade infrequently and therefore have little or no price transparency are valued using best estimates, including unobservable inputs.

(e)
Derivative financial instruments consist primarily of swaps and are valued at fair value based on models that reflect the contractual terms of the instruments. Inputs include primarily observable market information, such as swap curves, benchmark yields, rating updates and interdealer broker quotes at the end of the Plan year.

(f)
Hedge fund of funds hold a portfolio of other investment funds instead of directly investing in specific securities, commodities or other financial instruments. The funds are valued based on the net asset value of the fund determined by the fund manager on the last business day of the Plan year. The net asset value is derived from the fair value of each underlying fund comprising the hedge fund of funds.

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

(h)	Other investments consists of investments in foreign currency, which are valued at their quoted market price on the last day of the Plan year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

The following is a reconciliation of the beginning and ending balances of pension plan assets that are measured at fair value using significant unobservable input:

(Millions)	Domestic equities	Hedge fund of funds	Real estate and private equity funds	Guaranteed annuity contract	Total
Balance at December 31, 2013	$0.1	$60.2	$52.8	$1.9	$115.0
Gains related to plan assets sold during the year	—	—	0.9	—	0.9
Gains on plan assets still held at year-end	—	1.7	5.7	0.1	7.5
Purchases and sales, net	—	—	78.8	(0.6)	78.2
Transfers in and/or out of level 3	—	—	—	—	—
Balance at December 31, 2014	0.1	61.9	138.2	1.4	201.6
Gains related to plan assets sold during the year	—	—	1.0	—	1.0
Gains on plan assets still held at year-end	—	0.1	10.7	0.1	10.9
Purchases and sales, net	—	—	(4.3)	(0.4)	(4.7)
Transfers in and/or out of level 3	—	—	—	—	—
Balance at December 31, 2015	$0.1	$62.0	$145.6	$1.1	$208.8

Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period. There were no transfers in or out of levels 1, 2, or 3 for the years ended December 31, 2015 and 2014.

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

Estimated Future Employer Contributions and Benefit Payments – Estimated future employer contributions, benefit payments, including executive retirement agreements, are as follows as of December 31, 2015:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2016	$1.9	$2.1
Expected benefit payments:
2016	$79.8	$2.1
2017	82.3	2.0
2018	81.2	1.8
2019	82.1	1.7
2020	83.8	1.5
2021-2025	417.8	6.8

The 2016 expected employer contribution for pension benefits consists of $1.0 million to the qualified pension plan to meet our 2016 funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. We intend to fund these contributions using cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

Employee Savings Plan – We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expense of $19.3 million, $18.3 million and $18.1 million in 2015, 2014 and 2013, respectively, related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of operations. Expense related to our 2015 matching contribution expected to be made in Windstream stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. During both 2015 and 2014, we contributed 2.7 million shares of our common stock to the plan for the 2014 and 2013 annual matching contribution. At the time of these contributions, the shares had a value of approximately $21.6 million as determined by the plan trustee. During 2013, we contributed $20.4 million of our common stock to the plan for the 2012 annual matching contribution.

9. Share-Based Compensation Plans:

All share-based compensation award information presented has been retrospectively adjusted to reflect the effects of the one-for-six reverse stock split which became effective on April 26, 2015 (see Note 1).

Effective May 6, 2015, the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”) was further amended to equitably adjust the number of shares of common stock under the plan in order to (i) reduce the shares available to address the effect of the one-for-six reverse stock split; and (ii) increase the shares available to address the effect of the REIT spin-off on the market value of Windstream Holdings common stock and to preserve the equity value of the Incentive Plan. As a result of the amendment, we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of December 31, 2015, the Incentive Plan had remaining capacity of 9.1 million awards. As of December 31, 2015, we had additional remaining capacity of 0.4 million awards under a similar equity incentive plan acquired in the PAETEC acquisition.

Restricted Stock and Restricted Stock Units - During 2015, 2014 and 2013, our Board of Directors approves grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to these employee and director groups as a key component of their annual incentive compensation plan and one-time grants may include time-based and performance-based awards. Time-based awards generally vest over a service period of two or three years. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor’s 500 Stock Index, over a three-year period.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued was as follows for the years ended December 31:

(Number of shares in thousands, dollars in millions)	2015	2014	2013
Vest ratably over a three-year service period	2,739.2	488.2	375.7
Vest ratably over a two-year service period	—	3.1	11.4
Vest variably over a three-year service period	62.6	41.2	31.0
Vest contingently over a three-year performance period	283.4	196.1	131.1
Vest one year from date of grant, service based - granted to non-employee directors	73.7	20.2	13.6
Vest two years from date of grant, service based	6.9	—	—
Vest three years from date of grant, service based	381.1	31.6	—
Total granted	3,546.9	780.4	562.8
Grant date fair value	$37.1	$39.3	$32.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

For performance based restricted stock units granted in 2015 the operating targets for the first vesting period were approved by the Board of Directors in May 2015. For the performance based restricted stock granted in 2014, the operating targets for the first two vesting periods were approved by the Board of Directors in March 2014 and February 2015. For performance based restricted stock granted in 2013, the operating targets for the first, second and third vesting periods were approved by the Board of Directors in February 2013, March 2014 and February 2015, respectively. For 2015 and 2013 measurement periods, each of the operating targets were met by the end of their respective measurement periods. The operating targets for the 2014 measurement period were not met and these awards were forfeited.

Restricted stock and restricted stock unit activity for the year ended December 31, 2015 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2014	978.0	$53.68
Granted	3,546.9	$10.46
Vested	(529.7)	$45.07
Forfeited	(442.1)	$25.76
Non-vested at December 31, 2015	3,553.1	$15.29

At December 31, 2015, unrecognized compensation expense totaled $32.0 million and is expected to be recognized over the weighted average vesting period of 1.9 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. The total fair value of shares vested during 2015, 2014 and 2013 was $23.9 million, $28.5 million and $24.2 million, respectively. Share-based compensation expense recognized for restricted stock and restricted stock units was $25.0 million, $22.0 million and $26.7 million for 2015, 2014 and 2013, respectively.

Stock Options - At December 31, 2015, we had approximately 0.5 million of vested stock option awards outstanding, all of which had been issued in conjunction with past acquisitions as replacement awards to former employees of the acquired companies. Substantially all of these options have exercise prices that are significantly higher than the current market price of our common stock and therefore are not likely to be exercised during the next twelve months.  No other stock options have been granted by us during the three year period ended December 31, 2015. At December 31, 2015 and 2014, there was no unrecognized share-based compensation expense related to stock options granted. In both 2014 and 2013, compensation expense related to stock options granted was $0.1 million.

In addition to including amounts related to restricted stock, restricted units and stock options, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to certain management incentive compensation plans and the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream stock. Except for 2015 and the second and third quarters of 2014, payments made under the applicable management incentive plans had been in the form of cash. A summary of share-based compensation expense was as follows for the years ended December 31:

(Millions)	2015	2014	2013
Restricted stock, restricted units and stock options	$25.0	$22.1	$26.8
Employee savings plan (See Note 8)	19.3	18.3	18.1
Management incentive compensation plans	11.0	1.4	—
Share-based compensation expense	$55.3	$41.8	$44.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Merger, Integration and Restructuring Charges:

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. We also incurred investment banking fees, legal, accounting and other consulting fees related to the REIT spin-off and the sale of a portion of our data center business. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks, including service areas acquired in the PAETEC acquisition. In undertaking this initiative, which we expect to complete during 2016, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. The PAETEC acquisition and costs related to the spin-off and sale of our data center business account for the merger and integration costs incurred for the periods presented.

Restructuring charges are primarily incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities to provide greater flexibility in managing and financing existing and future strategic operations, for task automation and the balancing of our workforce based on the current needs of our customers. Severance, lease exit costs and other related charges are included in restructuring charges.

During 2015, we incurred restructuring charges of $15.6 million related to the completion of several small workforce reductions. Additionally, we incurred charges of $3.1 million related to the special shareholder meeting held on February 20, 2015 to approve the one-for-six reverse stock split and the conversion of Windstream Corporation to Windstream Services.

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

The following is a summary of the merger, integration and restructuring charges recorded for the years ended December 31:

(Millions)	2015	2014	2013
Merger and integration costs
Information technology conversion costs	$7.5	$20.8	$17.3
Costs related to REIT spin-off (See Note 3)	65.1	15.5	—
Costs related to sale of data center business	10.3	—	—
Network optimization and conversion costs	5.9	—	—
Consulting and other costs	6.2	4.1	12.9
Total merger and integration costs	95.0	40.4	30.2
Restructuring charges	20.7	35.9	8.6
Total merger, integration and restructuring charges	$115.7	$76.3	$38.8

After giving consideration to tax benefits on deductible items, the effect of merger, integration and restructuring charges decreased net income $71.2 million, $46.6 million and $24.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following is a summary of the activity related to the liabilities associated with our merger, integration and restructuring charges at December 31:

(Millions)	2015	2014
Balance, beginning of period	$11.2	$14.0
Merger, integration and restructuring charges	115.7	76.3
Cash outlays during the period	(121.8)	(79.1)
Balance, end of period	$5.1	$11.2

As of December 31, 2015, unpaid merger, integration and restructuring liabilities consisted of $2.6 million associated with the restructuring initiatives and $2.5 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows. During 2015, cash outlays were $99.4 million related to merger and integration activities and $22.4 million for restructuring initiatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Accumulated Other Comprehensive (Loss) Income:

Accumulated other comprehensive (loss) income balances, net of tax, were as follows for the years ended December 31:

(Millions)	2015	2014	2013
Pension and postretirement plans	$2.8	$14.5	$26.4
Unrealized holding loss on available-for-sale securities	(286.5)	—	—
Unrealized holding (losses) gains on interest rate swaps
Designated portion	(0.6)	3.1	17.4
De-designated portion	(0.1)	(5.5)	(15.3)
Accumulated other comprehensive (loss) income	$(284.4)	$12.1	$28.5

Changes in accumulated other comprehensive (loss) income balances, net of tax, were as follows:

(Millions)	Unrealized Holding Loss on Available-for-Sale Securities	Net Losses on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2014	$—	$(2.4)	$14.5	$12.1
Other comprehensive (loss) income before reclassifications	(286.5)	(5.4)	1.2	(290.7)
Amounts reclassified from other accumulated comprehensive income (loss) (a)	—	7.1	(12.9)	(5.8)
Balance at December 31, 2015	$(286.5)	$(0.7)	$2.8	$(284.4)

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive (loss) income were as follows for the years ended December 31:

Details about Accumulated Other Comprehensive (Loss) Income Components	(Millions) Amount Reclassified from Accumulated Other Comprehensive (Loss) Income				Affected Line Item in the Consolidated Statements of Operations
	2015	2014	2013
Losses on interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	$11.6	$15.8	$35.9		Interest expense
	11.6	15.8	35.9		Income (loss) from continuing operations before income taxes
	(4.5)	(6.0)	(13.7)		Income tax expense (benefit)
	7.1	9.8	22.2		Net income (loss)
Pension and postretirement plans:
Plan curtailment	(18.0)	(10.0)	(31.8)	(a)
Amortization of net actuarial loss	1.0	0.1	1.7	(a)
Amortization of prior service credits	(3.9)	(5.9)	(8.7)	(a)
	(20.9)	(15.8)	(38.8)		Income (loss) from continuing operations before income taxes
	8.0	6.1	14.7		Income tax expense (benefit)
	(12.9)	(9.7)	(24.1)		Net income (loss)
Total reclassifications for the period, net of tax	$(5.8)	$0.1	$(1.9)		Net income (loss)

(a)	These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit (income) expense (See Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Other Income (Expense), Net:

Set forth below is a summary of other income (expense), net for the years ended December 31:

(Millions)	2015	2014	2013
Interest income	$1.3	$1.0	$1.0
Dividend income on CS&L common stock	48.4	—	—
Gain (loss) on disposal (a)	10.7	—	(6.4)
Other income (expense), net	0.8	(0.6)	(8.7)
Ineffectiveness of interest rate swaps	(3.7)	(0.3)	1.6
Other income (expense), net	$57.5	$0.1	$(12.5)

(a)
The gain recognized during 2015 represents the gain from the sale of our remaining non-strategic directory publishing business completed on April 1, 2015. The loss realized in 2013 was primarily due to the disposal of various non-operating real estate assets.

13. Income Taxes:

Income tax expense (benefit) was as follows for the years ended December 31:

(Millions)	2015	2014	2013
Current:
Federal	$9.1	$0.8	$(27.0)
State	23.2	(12.5)	(2.5)
	32.3	(11.7)	(29.5)
Deferred:
Federal	15.0	(18.3)	104.0
State	(31.3)	4.9	30.8
	(16.3)	(13.4)	134.8
Income tax expense (benefit)	$16.0	$(25.1)	$105.3

Deferred income tax expense (benefit) for all three years primarily resulted from temporary differences between depreciation and amortization expense for income tax purposes and depreciation and amortization expense recorded in the accompanying consolidated financial statements. Goodwill is not amortized for financial statement purposes in accordance with authoritative guidance on goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes, Continued:

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	4.0	4.7	3.3
Adjust deferred taxes for state net operating loss carryforward	16.0	—	(0.1)
Transaction costs	18.7	(8.0)	—
Tax refunds	—	7.3	—
Valuation allowance	(48.4)	(15.4)	(0.3)
Income tax reserves	12.2	(0.4)	(5.4)
Research and development credit	(8.4)	12.1	(2.2)
Adjustment of deferred taxes for legal entity restructuring	6.8	—	—
Disallowed loss	—	(2.9)	—
Tax credits	(1.0)	2.2	—
Other items, net	2.0	4.3	0.6
Effective income tax rate	36.9%	38.9%	30.9%

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

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2015	2014
Property, plant and equipment	$1,472.8	$1,146.7
Goodwill and other intangible assets	1,295.8	1,312.8
Operating loss and credit carryforward	(462.5)	(604.0)
Postretirement and other employee benefits	(120.1)	(121.8)
Unrealized holding loss and interest rate swaps	(5.2)	(5.3)
Deferred compensation	(4.9)	(5.7)
Bad debt	(25.1)	(32.1)
Long-term lease obligations	(1,993.7)	(30.8)
Deferred debt costs	(2.0)	(12.9)
Restricted stock	(9.7)	(8.5)
Other, net	(5.9)	39.9
	139.5	1,678.3
Valuation allowance	147.9	94.9
Deferred income taxes, net	$287.4	$1,773.2
Deferred tax assets	$(2,670.6)	$(898.0)
Deferred tax liabilities	2,958.0	2,671.2
Deferred income taxes, net	$287.4	$1,773.2

At December 31, 2015 and 2014, we had federal net operating loss carryforwards of approximately $907.0 million and $1,304.2 million, respectively, which expire in varying amounts from 2022 through 2031. The loss carryforwards at December 31, 2015 were primarily losses acquired in conjunction with our prior acquisitions including PAETEC. The 2015 decrease is primarily associated with the amount utilized for the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes, Continued:

At December 31, 2015 and 2014, we had state net operating loss carryforwards of approximately $1,802.4 million and $1,990.6 million, respectively, which expire annually in varying amounts from 2016 through 2035. The loss carryforwards at December 31, 2015 were primarily losses acquired in conjunction with our prior acquisitions including PAETEC. The 2015 decrease is primarily associated with the amount lost due to legal entity restructuring during the year.Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to their expiration. In September 2015, Windstream’s board of directors adopted a shareholder rights plan designed to protect our net operating loss carryforwards from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carry forwards in the future. The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream common stock from the rights plan, if such acquisition would not limit or impair the availability of our net operating loss carryforwards.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of December 31, 2015 and 2014, we recorded valuation allowances of $140.9 million and $94.9 million, respectively, related to federal and state loss carryforwards which are expected to expire before they are utilized. The amount of federal tax credit carryforward at December 31, 2015 and 2014, was approximately $46.1 million and $34.6 million, respectively, which expire in varying amounts from 2031 through 2035. The amount of state tax credit carryforward at December 31, 2015 and 2014, was approximately $24.4 million and $24.1 million, respectively, which expire in varying amounts from 2016 through 2027. Due to legal entity restructuring during the year and the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from some of the state tax credit carryforwards will not be realized prior to their expiration. Therefore, as of December 31, 2015, we recorded a valuation allowance of approximately $7.0 million, net of federal benefit, to reduce deferred tax assets to amounts expected to be realized.

We account for uncertainty in taxes in accordance with authoritative guidance. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2015	2014	2013
Beginning balance	$5.6	$4.6	$18.3
Additions based on tax positions related to current year	5.0	2.3	2.7
Additions based on tax positions of prior years	—	—	0.7
Reductions for tax positions of prior years	(0.5)	(0.1)	(0.2)
Reduction as a result of a lapse of the applicable statute of limitations	—	(0.2)	(16.9)
Settlements	—	(1.0)	—
Ending balance	$10.1	$5.6	$4.6

We do not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $9.9 million, $5.0 million and $3.4 million (net of indirect benefits) for the years ended December 31, 2015, 2014 and 2013, respectively.

Included in the balance at December 31, 2014 and 2013, are $0.6 million of gross tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. No such amounts existed at December 31, 2015. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. These unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2015 and 2014.

We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2012. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years. We have identified Arkansas, California, Florida, Georgia, Illinois, Iowa, Kentucky, Nebraska, New York, North Carolina, Pennsylvania, Texas and Virginia as “major” state taxing jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes, Continued:

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2015, 2014 and 2013, we recognized approximately $0.1 million each year in interest and penalties. Furthermore, we had approximately $0.1 million of interest and penalties accrued at each of December 31, 2015, 2014 and 2013.

14. Commitments and Contingencies:

Lease Commitments

Minimum rental commitments for all non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows as of December 31, 2015:

Year	(Millions)
2016	$113.4
2017	85.2
2018	73.3
2019	56.2
2020	38.3
Thereafter	130.7
Total	$497.1

Rental expense totaled $128.0 million, $134.5 million and $120.2 million in 2015, 2014 and 2013, respectively.

Litigation

On February 9, 2015, a putative stockholder filed a Shareholder Class Action Complaint in the Delaware Court of Chancery, captioned Doppelt v. Windstream Holdings, Inc., et al., C.A. No. 10629-VCN, against the Company and its Board of Directors.  This complaint was accompanied by a motion for a preliminary injunction seeking to enjoin the spin-off. The Court, ruling from the bench on February 19, 2015 - the day before a special meeting of stockholders was scheduled to vote on a reverse stock split and amended governing documents (the "Proposals") - denied plaintiff's motion for a preliminary injunction, reasoning that much of the information sought by plaintiff had been disclosed in public filings available on the United States Securities and Exchange Commission’s website, the Windstream Board was in no way conflicted, and while approval of the Proposals would facilitate the spin-off, approval was not necessary to effect the spin-off. On March 16, 2015, plaintiff, joined by a second putative Windstream stockholder, filed an Amended Shareholder Class Action Complaint alleging breaches of fiduciary duty by the Company and its Board concerning Windstream's disclosures and seeking to rescind the spin-off and unspecified monetary damages. On February 5, 2016, the Court granted in part and denied in part defendants' motion to dismiss the amended complaint. The Court dismissed Windstream, and plaintiffs' demand to rescind the spin-off, but otherwise denied the motion.

In addition, numerous copyright holders represented by RightsCorp have asserted that our customers have utilized our services to allegedly illegally download and share alleged copyrighted material via peer-to-peer or “filesharing” programs. These holders maintain that Windstream is responsible for alleged infringement because after notification, Windstream did not shut off service to customers alleged to be repeat infringers, and, further, that Windstream may not claim safe harbor pursuant to the Digital Millennium Copyright Act of 1998.

We believe that we have valid defenses to both the lawsuit and the alleged infringement claim, and we plan to vigorously defend the pursuit of both matters. While the ultimate resolution of the matters is not currently predictable, if there are adverse rulings against Windstream in either of these two matters, either ruling could constitute a material adverse outcome on the future consolidated results of our income, cash flows, or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Commitments and Contingencies, Continued:

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

Finally, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material adverse effect on our consolidated financial condition or results of our operations.

15. Segment Information:

Effective November 1, 2015, we implemented a new business unit organizational structure focused on our core customer relationships to strengthen our ability to achieve our operational, strategic and financial goals. Prior to this reorganization, we operated as one reportable segment. Following this reorganization, we now operate and report the following four customer-based segments:

•
Consumer and Small Business - ILEC - We manage as one business our residential and small business customers who reside in markets in which we are the incumbent local exchange carrier (“ILEC”) due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to these customers include traditional local and long-distance voice services and high-speed Internet services, which are delivered primarily over network facilities operated by us. We offer consumer video services primarily through a relationship with Dish Network LLC and we also own and operate cable television franchises in some of our service areas. During 2015, we launched Kinetic, a complete video entertainment offering in our Lincoln, Nebraska and Lexington, Kentucky markets, with plans to launch in Sugar Land, Texas in the second quarter of 2016. We expect to roll out this new service to additional markets during the next few years.

Residential customers can bundle voice, high-speed Internet and video services, to provide one convenient billing solution and receive bundle discounts. Small Business - ILEC services offer a wide range of advanced Internet, voice, and web conferencing products. These services are equipped to deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a global business solution to meet our small business customer needs.

•
Carrier - Our carrier operations consist of providing products and services to other communications services providers, including special access services, which provide network access and transport services to end users, and fiber-to-tower connections to support backhaul services to wireless carriers. We also offer on a wholesale basis voice and data transport services to other communications providers, including the resale of our services and the sale of unbundled network elements, which allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

•
Enterprise - Our enterprise operations consist of our business customer relationships that generate $1,500 or more in revenue per month. Products and services offered to these customers include integrated voice and data services, which deliver voice and broadband services over a single Internet connection, multi-site networking services which provide a fast and private connection between business locations, as well as a variety of other data services, including cloud computing and collocation and managed services as an alternative to traditional information technology infrastructure.

•
Small Business - CLEC - These operations consist of our business customer relationships that generate less than $1,500 in revenue per month and are located in services areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. Products and services provided to these customers include integrated voice and data services, advanced data and traditional voice and long-distance services, as well as value added services including online backup, managed web design and web hosting, and various e-mail services.

The accounting policies used in measuring segment operating results are the same as those described in Note 2. We evaluate performance of the segments based on segment income, which is computed as segment revenues and sales less segment operating expenses. As further discussed below, certain operating revenues and expenses are not assigned to our segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Certain operating revenues are derived from activities that are centrally-managed by us and, accordingly, these revenues are not included in any of our four segments presented below. These other operating revenues include revenue from federal and state universal service funds, CAF Phase II support, and funds received from federal access recovery mechanisms. We also generate other service revenues from providing switched access services, which include usage-based revenues from long-distance companies and other carriers for access to our network to complete long distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities. Other operating revenues also include certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs. Revenues attributable to the sold data center and directory publishing businesses, as well as the consumer CLEC business transferred to CS&L are not assigned to the segments and are also included in other service revenues for all periods prior to the dates of disposal.

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger and integration costs, restructuring charges, stock-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain centrally-managed administrative functions, such as accounting and finance, information technology, legal and human resources, are not assigned to our segments. Interest expense and loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Other income (expense), net and income tax (benefit) expense are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

The following table summarizes our segment results for the years ended December 31:

(Millions)	2015	2014	2013
Consumer and Small Business - ILEC:
Revenues and sales	$1,605.5	$1,644.4	$1,667.4
Costs and expenses	671.0	696.9	725.0
Segment income	934.5	947.5	942.4
Carrier:
Revenues	687.9	729.7	779.1
Costs and expenses	185.6	172.5	176.5
Segment income	502.3	557.2	602.6
Enterprise:
Revenues and sales	2,067.2	2,003.0	1,937.0
Costs and expenses	1,826.6	1,757.4	1,677.3
Segment income	240.6	245.6	259.7
Small Business - CLEC:
Revenues	559.0	658.3	765.5
Costs and expenses	378.2	408.7	465.6
Segment income	180.8	249.6	299.9
Total segment revenues and sales	4,919.6	5,035.4	5,149.0
Total segment costs and expenses	3,061.4	3,035.5	3,044.4
Total segment income	$1,858.2	$1,999.9	$2,104.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

The following table reconciles total segment revenue and sales to total consolidated revenue and sales for the years ended December 31:

(Millions)	2015	2014	2013
Total segment revenues and sales	$4,919.6	$5,035.4	$5,149.0
Regulatory and other operating revenues and sales	714.5	639.6	695.3
Revenue and sales related to disposed businesses	131.2	154.5	143.8
Total consolidated revenues and sales	$5,765.3	$5,829.5	$5,988.1

The following table reconciles segment income to consolidated net income (loss) for the years ended December 31:

(Millions)	2015	2014	2013
Total segment income	$1,858.2	$1,999.9	$2,104.6
Revenues and sales related to disposed businesses	131.2	154.5	143.8
Regulatory and other operating revenues and sales	714.5	639.6	695.3
Depreciation and amortization	1,366.5	1,386.4	1,340.9
Other unassigned operating expenses	739.7	798.9	502.2
Operating expenses related to disposed businesses	88.3	101.6	91.6
Other income (expense), net	57.5	0.1	(12.5)
Gain on sale of data center business	326.1	—	—
Loss on early extinguishment of debt	(36.4)	—	(28.5)
Interest expense	(813.2)	(571.8)	(627.7)
Income tax expense (benefit)	16.0	(25.1)	105.3
Discontinued operations	—	—	6.0
Net income (loss)	$27.4	$(39.5)	$241.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information:

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

Following the redemption of the PAETEC 2018 notes (see Note 5), the guaranteed notes were amended to include certain subsidiaries of PAETEC as guarantors. Previously, all subsidiaries of PAETEC were Non-Guarantors. As a result, prior period information has been revised to reflect the change in the guarantor reporting structure.

The following information presents condensed consolidating and combined statements of comprehensive (loss) income for the years ended December 31, 2015, 2014 and 2013, condensed consolidating balance sheets as of December 31, 2015 and 2014, and condensed consolidating and combined statements of cash flows for the years ended December 31, 2015, 2014 and 2013 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidating Statement of Comprehensive (Loss) Income
	For the Year Ended December 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,153.6	$4,470.6	$(25.6)	$5,598.6
Product sales	—	145.3	21.4	—	166.7
Total revenues and sales	—	1,298.9	4,492.0	(25.6)	5,765.3
Costs and expenses:
Cost of services	—	490.7	2,293.5	(22.2)	2,762.0
Cost of products sold	—	125.0	20.2	—	145.2
Selling, general and administrative	—	184.0	683.9	(3.4)	864.5
Depreciation and amortization	18.3	333.4	1,014.8	—	1,366.5
Merger and integration costs	—	—	95.0	—	95.0
Restructuring charges	—	9.4	11.3	—	20.7
Total costs and expenses	18.3	1,142.5	4,118.7	(25.6)	5,253.9
Operating (loss) income	(18.3)	156.4	373.3	—	511.4
Earnings (losses) from consolidated subsidiaries	239.6	(149.9)	(7.8)	(81.9)	—
Other income, net	45.7	0.8	11.0	—	57.5
Gain on sale of data center business	—	—	326.1	—	326.1
Loss on early extinguishment of debt	(30.7)	(5.3)	(0.4)	—	(36.4)
Intercompany interest income (expense)	115.9	(46.5)	(69.4)	—	—
Interest expense	(440.1)	(122.0)	(251.1)	—	(813.2)
(Loss) income before income taxes	(87.9)	(166.5)	381.7	(81.9)	45.4
Income tax (benefit) expense	(116.5)	(16.9)	150.2	—	16.8
Net income (loss)	$28.6	$(149.6)	$231.5	$(81.9)	$28.6
Comprehensive (loss) income	$(267.9)	$(149.6)	$231.5	$(81.9)	$(267.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive (Loss) Income
	For the Year Ended December 31, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,176.0	$4,496.6	$(25.0)	$5,647.6
Product sales	—	154.7	27.2	—	181.9
Total revenues and sales	—	1,330.7	4,523.8	(25.0)	5,829.5
Costs and expenses:
Cost of services	—	517.0	2,277.0	(20.7)	2,773.3
Cost of products sold	—	131.2	25.4	—	156.6
Selling, general and administrative	—	165.7	766.1	(4.3)	927.5
Depreciation and amortization	21.9	337.5	1,027.0	—	1,386.4
Merger and integration costs	—	—	40.4	—	40.4
Restructuring charges	—	8.1	27.8	—	35.9
Total costs and expenses	21.9	1,159.5	4,163.7	(25.0)	5,320.1
Operating (loss) income	(21.9)	171.2	360.1	—	509.4
Earnings (losses) from consolidated subsidiaries	217.3	(210.3)	4.0	(11.0)	—
Other (expenses) income, net	(0.2)	162.9	(162.6)	—	0.1
Intercompany interest income (expense)	127.2	(53.7)	(73.5)	—	—
Interest expense	(523.9)	(44.8)	(3.1)	—	(571.8)
(Loss) income before income taxes	(201.5)	25.3	124.9	(11.0)	(62.3)
Income tax (benefit) expense	(163.4)	99.8	39.4	—	(24.2)
Net (loss) income	$(38.1)	$(74.5)	$85.5	$(11.0)	$(38.1)
Comprehensive (loss) income	$(54.5)	$(74.5)	$85.5	$(11.0)	$(54.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2013
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,222.9	$4,583.0	$(30.4)	$5,775.5
Product sales	—	182.6	30.0	—	212.6
Total revenues and sales	—	1,405.5	4,613.0	(30.4)	5,988.1
Costs and expenses:
Cost of services	—	476.2	2,090.6	(25.6)	2,541.2
Cost of products sold	—	143.5	40.4	—	183.9
Selling, general and administrative	—	141.9	736.7	(4.8)	873.8
Depreciation and amortization	25.0	325.4	990.5	—	1,340.9
Merger and integration costs	—	—	30.2	—	30.2
Restructuring charges	—	2.1	6.5	—	8.6
Total costs and expenses	25.0	1,089.1	3,894.9	(30.4)	4,978.6
Operating (loss) income	(25.0)	316.4	718.1	—	1,009.5
Earnings (losses) from consolidated subsidiaries	526.1	(62.0)	121.6	(585.7)	—
Other income (expense), net	2.1	168.3	(182.9)	—	(12.5)
Loss on early extinguishment of debt	(17.2)	(11.3)	—	—	(28.5)
Intercompany interest income (expense)	134.5	(61.1)	(73.4)	—	—
Interest (expense) income	(584.6)	(46.7)	3.6	—	(627.7)
Income from continuing operations before income taxes	35.9	303.6	587.0	(585.7)	340.8
Income tax (benefit) expense	(205.4)	150.2	160.7	—	105.5
Income from continuing operations	241.3	153.4	426.3	(585.7)	235.3
Discontinued operations	—	—	6.0	—	6.0
Net income	$241.3	$153.4	$432.3	$(585.7)	$241.3
Comprehensive income	$263.4	$153.4	$432.3	$(585.7)	$263.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$1.1	$33.5	$(3.3)	$31.3
Accounts receivable (less allowance for doubtful accounts of $33.1)	—	218.6	425.3	—	643.9
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	619.1	2,435.4	(3,054.5)	—
Inventories	—	69.1	10.4	—	79.5
Prepaid expenses and other	321.8	32.4	64.6	(298.2)	120.6
Total current assets	321.8	945.1	2,969.2	(3,360.8)	875.3
Investments in consolidated subsidiaries	6,332.3	320.4	242.7	(6,895.4)	—
Notes receivable - affiliate	—	314.1	—	(314.1)	—
Goodwill	1,636.7	1,343.0	1,233.9	—	4,213.6
Other intangibles, net	554.3	282.8	667.6	—	1,504.7
Net property, plant and equipment	8.4	1,241.3	4,030.1	—	5,279.8
Investment in CS&L common stock	549.2	—	—	—	549.2
Deferred income taxes	—	301.2	215.3	(516.5)	—
Other assets	14.2	56.3	25.0	—	95.5
Total Assets	$9,416.9	$4,804.2	$9,383.8	$(11,086.8)	$12,518.1
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$5.9	$—	$—	$—	$5.9
Current portion of long-term lease obligations	—	44.4	108.3	—	152.7
Accounts payable	—	92.9	337.2	—	430.1
Affiliates payable, net	3,069.6	—	—	(3,054.5)	15.1
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	26.3	167.6	—	193.9
Accrued taxes	0.3	11.9	370.1	(298.2)	84.1
Accrued interest	75.3	1.9	1.2	—	78.4
Other current liabilities	42.6	47.5	216.8	—	306.9
Total current liabilities	3,193.7	224.9	1,206.0	(3,357.5)	1,267.1
Long-term debt	5,065.1	99.5	—	—	5,164.6
Long-term lease obligations	—	1,455.2	3,545.2	—	5,000.4
Notes payable - affiliate	—	—	314.1	(314.1)	—
Deferred income taxes	803.9	—	—	(516.5)	287.4
Other liabilities	47.8	25.1	419.3	—	492.2
Total liabilities	9,110.5	1,804.7	5,484.6	(4,188.1)	12,211.7
Commitments and Contingencies (See Note 14)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	600.3	3,128.2	848.0	(3,976.2)	600.3
Accumulated other comprehensive (loss) income	(284.4)	—	2.8	(2.8)	(284.4)
(Accumulated deficit) retained earnings	(9.5)	(168.1)	2,966.5	(2,798.4)	(9.5)
Total equity	306.4	2,999.5	3,899.2	(6,898.7)	306.4
Total Liabilities and Equity	$9,416.9	$4,804.2	$9,383.8	$(11,086.8)	$12,518.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$3.8	$50.0	$(26.0)	$27.8
Restricted cash	6.7	—	—	—	6.7
Accounts receivable (less allowance for doubtful accounts of $43.4)	—	266.5	369.0	—	635.5
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	969.0	2,155.6	(3,124.6)	—
Inventories	—	56.2	7.5	—	63.7
Prepaid expenses and other	35.5	32.4	96.7	—	164.6
Total current assets	42.2	1,332.7	2,678.8	(3,155.4)	898.3
Investments in consolidated subsidiaries	10,001.3	747.9	232.4	(10,981.6)	—
Notes receivable - affiliate	—	317.7	—	(317.7)	—
Goodwill	1,649.5	1,469.4	1,233.9	—	4,352.8
Other intangibles, net	590.7	355.2	818.1	—	1,764.0
Net property, plant and equipment	9.8	1,329.5	4,073.0	—	5,412.3
Other assets	16.7	37.2	39.0	—	92.9
Total Assets	$12,310.2	$5,589.6	$9,075.2	$(14,454.7)	$12,520.3
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$717.4	$—	$0.1	$—	$717.5
Accounts payable	2.1	113.0	288.2	—	403.3
Affiliates payable, net	3,277.0	—	—	(3,124.6)	152.4
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	36.5	178.2	—	214.7
Accrued taxes	0.2	25.0	70.0	—	95.2
Accrued interest	94.3	5.8	2.4	—	102.5
Other current liabilities	60.8	26.5	270.1	—	357.4
Total current liabilities	4,151.8	206.8	813.8	(3,129.4)	2,043.0
Long-term debt	7,275.9	568.9	1.7	—	7,846.5
Long-term lease obligations	—	24.0	57.0	—	81.0
Notes payable - affiliate	—	—	317.7	(317.7)	—
Deferred income taxes	591.2	193.1	988.9	—	1,773.2
Other liabilities	66.5	28.2	457.1	—	551.8
Total liabilities	12,085.4	1,021.0	2,636.2	(3,447.1)	12,295.5
Commitments and Contingencies (See Note 14)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	250.8	4,370.0	3,426.9	(7,796.9)	250.8
Accumulated other comprehensive income	12.1	—	14.5	(14.5)	12.1
(Accumulated deficit) retained earnings	(38.1)	159.2	2,915.7	(3,074.9)	(38.1)
Total equity	224.8	4,568.6	6,439.0	(11,007.6)	224.8
Total Liabilities and Equity	$12,310.2	$5,589.6	$9,075.2	$(14,454.7)	$12,520.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(337.4)	$256.1	$1,109.1	$—	$1,027.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.0)	(180.4)	(873.9)	—	(1,055.3)
Changes in restricted cash	6.7	—	—	—	6.7
Grant funds received for broadband stimulus projects	23.5	—	—	—	23.5
Network expansion funded by Connect America Fund - Phase 1	—	(18.6)	(55.3)	—	(73.9)
Disposition of data center business	—	—	574.2	—	574.2
Other, net	(9.6)	0.1	12.3	—	2.8
Net cash provided from (used in) investing activities	19.6	(198.9)	(342.7)	—	(522.0)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(416.6)	—	—	—	(416.6)
Payment received from CS&L in spin-off	1,035.0	—	—	—	1,035.0
Funding received from CS&L for tenant capital improvements	—	19.6	23.5	—	43.1
Repayments of debt and swaps	(2,898.9)	(450.0)	(2.0)	—	(3,350.9)
Proceeds of debt issuance	2,335.0	—	—	—	2,335.0
Debt issuance costs	(4.3)	—	—	—	(4.3)
Intercompany transactions, net	277.1	406.7	(706.5)	22.7	—
Payments under long-term lease obligations	—	(35.6)	(67.0)	—	(102.6)
Payments under capital lease obligations	—	(4.2)	(27.3)	—	(31.5)
Other, net	(9.5)	3.6	(3.6)	—	(9.5)
Net cash provided from (used in) financing activities	317.8	(59.9)	(782.9)	22.7	(502.3)
Decrease in cash and cash equivalents	—	(2.7)	(16.5)	22.7	3.5
Cash and Cash Equivalents:
Beginning of period	—	3.8	50.0	(26.0)	27.8
End of period	$—	$1.1	$33.5	$(3.3)	$31.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(129.2)	$448.1	$1,149.8	$—	$1,468.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.8)	(116.6)	(668.1)	—	(786.5)
Broadband network expansion funded by stimulus grants	—	(0.3)	(13.0)	—	(13.3)
Changes in restricted cash	3.0	—	—	—	3.0
Grant funds received for broadband stimulus projects	33.2	—	—	—	33.2
Grant funds received from Connect America Fund - Phase 1	—	9.4	16.6	—	26.0
Network expansion funded by Connect America Fund - Phase 1	—	(1.3)	(11.5)	—	(12.8)
Acquisition of a business	(22.6)	—	—	—	(22.6)
Other, net	—	—	3.9	—	3.9
Net cash provided from (used in) investing activities	11.8	(108.8)	(672.1)	—	(769.1)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(603.6)	—	—	—	(603.6)
Repayments of debt and swaps	(1,394.4)	—	(1.0)	—	(1,395.4)
Proceeds of debt issuance	1,315.0	—	—	—	1,315.0
Intercompany transactions, net	795.9	(341.6)	(428.3)	(26.0)	—
Payments under capital lease obligations	—	(0.6)	(26.2)	—	(26.8)
Other, net	(9.2)	3.6	(3.6)	—	(9.2)
Net cash provided from (used in) financing activities	103.7	(338.6)	(459.1)	(26.0)	(720.0)
(Decrease) increase in cash and cash equivalents	(13.7)	0.7	18.6	(26.0)	(20.4)
Cash and Cash Equivalents:
Beginning of period	13.7	3.1	31.4	—	48.2
End of period	$—	$3.8	$50.0	$(26.0)	$27.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2013
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operations:
Net cash (used in) provided from operations	$(186.2)	$509.9	$1,196.1	$—	$1,519.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(2.0)	(157.5)	(681.5)	—	(841.0)
Broadband network expansion funded by stimulus grants	—	(4.9)	(31.2)	—	(36.1)
Changes in restricted cash	15.3	—	1.5	—	16.8
Grant funds received for broadband stimulus projects	68.0	—	—	—	68.0
Grant funds received from Connect America Fund - Phase 1	—	21.9	38.8	—	60.7
Disposition of software business	—	—	30.0	—	30.0
Other, net	—	—	(6.0)	—	(6.0)
Net cash provided from (used in) investing activities	81.3	(140.5)	(648.4)	—	(707.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(444.6)	—	—	—	(444.6)
Distributions to Windstream Holdings, Inc.	(149.4)	—	—	—	(149.4)
Repayments of debt and swaps	(4,500.9)	(650.0)	(10.1)	—	(5,161.0)
Proceeds of debt issuance	4,919.6	—	—	—	4,919.6
Debt issuance costs	(30.0)	—	—	—	(30.0)
Intercompany transactions, net	273.1	276.3	(549.4)		—
Payments under capital lease obligations	—	(1.3)	(22.6)	—	(23.9)
Other, net	(6.7)	3.6	(3.6)	—	(6.7)
Net cash provided from (used in) financing activities	61.1	(371.4)	(585.7)	—	(896.0)
Decrease in cash and cash equivalents	(43.8)	(2.0)	(38.0)	—	(83.8)
Cash and Cash Equivalents:
Beginning of period	57.5	5.1	69.4	—	132.0
End of period	$13.7	$3.1	$31.4	$—	$48.2

17. Discontinued Operations:

On December 5, 2013, we completed the sale of Pinnacle, a software business acquired as part of the PAETEC acquisition, for $30.0 million in cash. Pinnacle provided comprehensive solutions for supporting the full lifecycle of information technology and telecommunications services.

The following table summarizes the results of the software business which has been separately presented as discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2013:

(Millions)
Revenues and sales	$16.9
Operating income from discontinued operations	1.4
Gain on sale of discontinued operations	14.4
Income before tax from discontinued operations	15.8
Income tax expense	9.8
Net income from discontinued operations	$6.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

18. Quarterly Financial Information – (Unaudited):

	For the Year Ended December 31, 2015
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,765.3	$1,427.0	$1,498.6	$1,421.1	$1,418.6
Operating income	$509.4	$131.7	$178.5	$79.3	$119.9
Net income (loss)	$27.4	$140.5	$(7.2)	$(111.2)	$5.3
Basic and diluted earnings (loss) per share: (a)
Net income (loss)	$.24	$1.41	($.08)	($1.13)	$.05

	For the Year Ended December 31, 2014
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,829.5	$1,443.1	$1,455.5	$1,466.0	$1,464.9
Operating income	$507.1	$20.5	$151.6	$167.2	$167.8
Net (loss) income	$(39.5)	$(77.5)	$8.0	$14.0	$16.0
Basic and diluted (loss) earnings per share: (a)
Net (loss) income	($.45)	($.80)	$.07	$.13	$.15

(a)
Quarterly earnings (loss) per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters compared to the weighted-average common shares for the year.

Significant events affecting our historical operating trends in the quarterly periods were as follows:

•	As discussed in Note 2, we recognized a pretax gain of $326.1 million from the sale of our data center business in the fourth quarter of 2015. This gain increased net income by $199.7 million.

•
Revenues and sales and operating income for the third quarter of 2015 were favorably impacted by $72.8 million of incremental CAF Phase II support received in August that was retroactive to January 1, 2015.

•
Operating income for the second quarter of 2015 was adversely impacted by $54.5 million of transaction costs related to the REIT spin-off, including investment banker, legal and accounting fees. (See Note 10).

•
Net income (loss) for the second, third and fourth quarters of 2015 was adversely impacted by additional interest expense of $96.0 million, $128.2 million and $127.4 million, respectively, attributable to the long-term lease obligation under the master lease agreement with CS&L. This additional interest expense decreased net income $78.0 million in the fourth quarter of 2015 and increased the net loss $58.8 million and $78.5 million in the second and third quarters of 2015, respectively. (See Note 5).

•
As discussed in Note 8, we recognize actuarial gains and losses for pension benefits as a component of net periodic benefit expense (income) in the fourth quarter of each year, unless an earlier measurement date is required. Results of operations for the fourth quarter of 2015 and 2014 include pretax actuarial losses related to pension benefits of $8.7 million and $128.6 million or an after-tax charge of $5.3 million and $79.3 million, respectively.

19. Subsequent Events:

During January and February 2016, Windstream Services repurchased in the open market $154.2 million aggregate principal amount of its senior unsecured notes, consisting of $93.5 million of its 2017 Notes, $33.1 million of its 2021 Notes, $17.0 million of its 2022 Notes, and $10.6 million of its 2023 Notes. The repurchases were made pursuant to the debt repurchase program approved by Windstream Services’ board of directors in 2015.

During January and February 2016, Windstream Holdings repurchased in the open market $28.8 million of its common shares, thereby completing its $75.0 million stock repurchase program that had been authorized by our board of directors in August 2015.