Form 10-Q
period 2016-06-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2016-08-04
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 29, 2016, 96,264,774 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

The Exhibit Index is located on page 73.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2016	2015	2016	2015
Revenues and sales:
Service revenues	$1,331.3	$1,377.2	$2,671.9	$2,759.0
Product sales	28.3	43.9	61.1	80.7
Total revenues and sales	1,359.6	1,421.1	2,733.0	2,839.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	667.2	685.2	1,336.0	1,365.2
Cost of products sold	24.2	38.4	53.1	70.3
Selling, general and administrative	196.9	215.7	400.7	440.7
Depreciation and amortization	308.2	341.8	613.0	682.5
Merger and integration costs	2.6	57.3	7.6	71.4
Restructuring charges	5.9	3.4	10.3	10.4
Total costs and expenses	1,205.0	1,341.8	2,420.7	2,640.5
Operating income	154.6	79.3	312.3	199.2
Dividend income on CS&L common stock	—	13.0	17.6	13.0
Other (expense) income, net	(1.9)	9.3	(3.1)	8.1
Net gain on disposal of investment in CS&L common stock	17.3	—	17.3	—
Net gain (loss) on early extinguishment of debt	37.5	(43.4)	2.1	(43.4)
Other-than-temporary impairment loss on investment in CS&L common stock	—	—	(181.9)	—
Interest expense	(217.4)	(217.5)	(437.1)	(358.6)
Loss before income taxes	(9.9)	(159.3)	(272.8)	(181.7)
Income tax benefit	(11.4)	(48.1)	(42.4)	(75.8)
Net income (loss)	$1.5	$(111.2)	$(230.4)	$(105.9)
Basic and diluted earnings (loss) per share:
Net income (loss)	$.01	($1.13)	($2.48)	($1.08)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Net income (loss)	$1.5	$(111.2)	$(230.4)	$(105.9)
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding gain (loss) arising during the period	51.5	(109.3)	156.1	(109.3)
Gain on disposal recognized in the period	(51.5)	—	(51.5)	—
Other-than-temporary impairment loss recognized in the period	—	—	181.9	—
Change in available-for-sale securities	—	(109.3)	286.5	(109.3)
Interest rate swaps:
Unrealized (loss) gain on designated interest rate swaps	(3.3)	20.9	(11.6)	12.3
Amortization of net unrealized losses on de-designated interest rate swaps	1.0	3.7	2.2	7.1
Income tax benefit (expense)	1.0	(9.5)	3.7	(7.5)
Change in interest rate swaps	(1.3)	15.1	(5.7)	11.9
Postretirement and pension plans:
Change in net actuarial gain (loss) for employee benefit plans	0.4	(0.6)	0.4	(0.6)
Plan curtailment	—	(13.4)	(5.5)	(13.4)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.3	0.1	0.5
Amortization of prior service credits	(0.1)	(1.3)	(0.6)	(2.6)
Income tax (expense) benefit	(0.1)	5.7	2.2	5.9
Change in postretirement and pension plans	0.2	(9.3)	(3.4)	(10.2)
Other comprehensive (loss) income	(1.1)	(103.5)	277.4	(107.6)
Comprehensive income (loss)	$0.4	$(214.7)	$47.0	$(213.5)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$41.6	$31.3
Accounts receivable (less allowance for doubtful
accounts of $31.4 and $33.1, respectively)	628.5	643.9
Inventories	70.7	79.5
Prepaid expenses and other	130.9	120.6
Total current assets	871.7	875.3
Goodwill	4,213.6	4,213.6
Other intangibles, net	1,411.4	1,504.7
Net property, plant and equipment	5,239.3	5,279.8
Investment in CS&L common stock	—	549.2
Other assets	85.6	95.5
Total Assets	$11,821.6	$12,518.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$11.9	$5.9
Current portion of long-term lease obligations	160.4	152.7
Accounts payable	342.2	430.1
Advance payments and customer deposits	193.2	193.9
Accrued taxes	76.3	84.1
Accrued interest	66.3	78.4
Other current liabilities	269.7	322.0
Total current liabilities	1,120.0	1,267.1
Long-term debt	4,731.6	5,164.6
Long-term lease obligations	4,918.4	5,000.4
Deferred income taxes	241.4	287.4
Other liabilities	481.0	492.2
Total liabilities	11,492.4	12,211.7
Commitments and Contingencies (See Note 14)
Shareholders’ Equity:
Common stock, $.0001 par value, 166.7 shares authorized,
96.4 and 96.7 shares issued and outstanding, respectively	—	—
Additional paid-in capital	578.7	602.9
Accumulated other comprehensive loss	(7.0)	(284.4)
Accumulated deficit	(242.5)	(12.1)
Total shareholders’ equity	329.2	306.4
Total Liabilities and Shareholders’ Equity	$11,821.6	$12,518.1

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2016	2015
Cash Flows from Operating Activities:
Net loss	$(230.4)	$(105.9)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	613.0	682.5
Provision for doubtful accounts	20.5	23.5
Share-based compensation expense	22.6	28.3
Deferred income taxes	(40.3)	(83.4)
Net gain on disposal of investment in CS&L common stock	(17.3)	—
Noncash portion of net gain (loss) on early extinguishment of debt	(45.1)	(2.9)
Other-than-temporary impairment loss on investment in CS&L common stock	181.9	—
Amortization of unrealized losses on de-designated interest rate swaps	2.2	7.1
Plan curtailment	(5.5)	(13.5)
Other, net	(5.3)	(7.3)
Changes in operating assets and liabilities, net
Accounts receivable	(2.2)	(53.7)
Prepaid income taxes	(6.1)	9.2
Prepaid expenses and other	13.1	(12.5)
Accounts payable	(80.9)	(29.2)
Accrued interest	(12.0)	(20.2)
Accrued taxes	(7.8)	(2.1)
Other current liabilities	24.1	(13.0)
Other liabilities	(11.7)	(6.7)
Other, net	11.7	(20.2)
Net cash provided from operating activities	424.5	380.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(510.3)	(444.3)
Proceeds from the sale of property	6.2	—
Grant funds received for broadband stimulus projects	—	17.5
Network expansion funded by Connect America Fund - Phase I	—	(42.9)
Change in restricted cash	—	3.8
Other, net	(4.3)	9.0
Net cash used in investing activities	(508.4)	(456.9)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(29.5)	(342.6)
Payment received from CS&L in spin-off	—	1,035.0
Repayments of debt and swaps	(1,631.5)	(1,641.9)
Proceeds of debt issuance	1,925.0	1,100.0
Debt issuance costs	(11.7)	(3.7)
Stock repurchases	(28.9)	—
Payments under long-term lease obligations	(74.5)	(24.5)
Payments under capital lease obligations	(47.2)	(18.4)
Other, net	(7.5)	(7.8)
Net cash provided from financing activities	94.2	96.1
Increase in cash and cash equivalents	10.3	19.2
Cash and Cash Equivalents:
Beginning of period	31.3	27.8
End of period	$41.6	$47.0
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$446.7	$373.6
Income taxes paid (refunded), net	$7.9	$(1.5)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2015	$602.9	$(284.4)	$(12.1)	$306.4
Net loss	—	—	(230.4)	(230.4)
Other comprehensive income (loss), net of tax:
Change in available-for-sale securities	—	286.5	—	286.5
Change in postretirement and pension plans	—	(3.4)	—	(3.4)
Amortization of unrealized losses on de-designated interest rate swaps	—	1.4	—	1.4
Change in designated interest rate swaps	—	(7.1)	—	(7.1)
Comprehensive income (loss)	—	277.4	(230.4)	47.0
Share-based compensation	12.1	—	—	12.1
Stock options exercised	0.5	—	—	0.5
Stock issued for management incentive compensation plans	5.6	—	—	5.6
Stock issued to employee savings plan (See Note 5)	24.0	—	—	24.0
Stock repurchases	(28.9)	—	—	(28.9)
Taxes withheld on vested restricted stock and other	(8.2)	—	—	(8.2)
Dividends of $.30 per share declared to shareholders	(29.3)	—	—	(29.3)
Balance at June 30, 2016	$578.7	$(7.0)	$(242.5)	$329.2

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Revenues and sales:
Service revenues	$1,331.3	$1,377.2	$2,671.9	$2,759.0
Product sales	28.3	43.9	61.1	80.7
Total revenues and sales	1,359.6	1,421.1	2,733.0	2,839.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	667.2	685.2	1,336.0	1,365.2
Cost of products sold	24.2	38.4	53.1	70.3
Selling, general and administrative	196.3	215.0	399.6	439.4
Depreciation and amortization	308.2	341.8	613.0	682.5
Merger and integration costs	2.6	57.3	7.6	71.4
Restructuring charges	5.9	3.4	10.3	10.4
Total costs and expenses	1,204.4	1,341.1	2,419.6	2,639.2
Operating income	155.2	80.0	313.4	200.5
Dividend income on CS&L common stock	—	13.0	17.6	13.0
Other (expense) income, net	(1.9)	9.3	(3.1)	8.1
Net gain on disposal of investment in CS&L common stock	17.3	—	17.3	—
Net gain (loss) on early extinguishment of debt	37.5	(43.4)	2.1	(43.4)
Other-than-temporary impairment loss on investment in CS&L common stock	—	—	(181.9)	—
Interest expense	(217.4)	(217.5)	(437.1)	(358.6)
Loss before income taxes	(9.3)	(158.6)	(271.7)	(180.4)
Income tax benefit	(11.2)	(47.9)	(42.0)	(75.3)
Net income (loss)	$1.9	$(110.7)	$(229.7)	$(105.1)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Net income (loss)	$1.9	$(110.7)	$(229.7)	$(105.1)
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding gain (loss) arising during the period	51.5	(109.3)	156.1	(109.3)
Gain on disposal recognized in the period	(51.5)	—	(51.5)	—
Other-than-temporary impairment loss recognized in the period	—	—	181.9	—
Change in available-for-sale securities	—	(109.3)	286.5	(109.3)
Interest rate swaps:
Unrealized (loss) gain on designated interest rate swaps	(3.3)	20.9	(11.6)	12.3
Amortization of net unrealized losses on de-designated interest rate swaps	1.0	3.7	2.2	7.1
Income tax benefit (expense)	1.0	(9.5)	3.7	(7.5)
Change in interest rate swaps	(1.3)	15.1	(5.7)	11.9
Postretirement and pension plans:
Change in net actuarial gain (loss) for employee benefit plans	0.4	(0.6)	0.4	(0.6)
Plan curtailment	—	(13.4)	(5.5)	(13.4)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.3	0.1	0.5
Amortization of prior service credits	(0.1)	(1.3)	(0.6)	(2.6)
Income tax (expense) benefit	(0.1)	5.7	2.2	5.9
Change in postretirement and pension plans	0.2	(9.3)	(3.4)	(10.2)
Other comprehensive (loss) income	(1.1)	(103.5)	277.4	(107.6)
Comprehensive income (loss)	$0.8	$(214.2)	$47.7	$(212.7)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except number of shares)	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$41.6	$31.3
Accounts receivable (less allowance for doubtful
accounts of $31.4 and $33.1, respectively)	628.5	643.9
Inventories	70.7	79.5
Prepaid expenses and other	130.9	120.6
Total current assets	871.7	875.3
Goodwill	4,213.6	4,213.6
Other intangibles, net	1,411.4	1,504.7
Net property, plant and equipment	5,239.3	5,279.8
Investment in CS&L common stock	—	549.2
Other assets	85.6	95.5
Total Assets	$11,821.6	$12,518.1
Liabilities and Member Equity
Current Liabilities:
Current maturities of long-term debt	$11.9	$5.9
Current portion of long-term lease obligations	160.4	152.7
Accounts payable	342.2	430.1
Advance payments and customer deposits	193.2	193.9
Payable to Windstream Holdings, Inc.	15.0	15.1
Accrued taxes	76.3	84.1
Accrued interest	66.3	78.4
Other current liabilities	254.7	306.9
Total current liabilities	1,120.0	1,267.1
Long-term debt	4,731.6	5,164.6
Long-term lease obligations	4,918.4	5,000.4
Deferred income taxes	241.4	287.4
Other liabilities	481.0	492.2
Total liabilities	11,492.4	12,211.7
Commitments and Contingencies (See Note 14)
Member Equity:
Additional paid-in capital	575.4	600.3
Accumulated other comprehensive loss	(7.0)	(284.4)
Accumulated deficit	(239.2)	(9.5)
Total member equity	329.2	306.4
Total Liabilities and Member Equity	$11,821.6	$12,518.1

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2016	2015
Cash Flows from Operating Activities:
Net loss	$(229.7)	$(105.1)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	613.0	682.5
Provision for doubtful accounts	20.5	23.5
Share-based compensation expense	22.6	28.3
Deferred income taxes	(40.3)	(83.4)
Net gain on disposal of investment in CS&L common stock	(17.3)	—
Noncash portion of net gain (loss) on early extinguishment of debt	(45.1)	(2.9)
Other-than-temporary impairment loss on investment in CS&L common stock	181.9	—
Amortization of unrealized losses on de-designated interest rate swaps	2.2	7.1
Plan curtailment	(5.5)	(13.5)
Other, net	(5.3)	(7.3)
Changes in operating assets and liabilities, net
Accounts receivable	(2.2)	(53.7)
Prepaid income taxes	(6.1)	9.2
Prepaid expenses and other	13.1	(12.5)
Accounts payable	(80.9)	(29.2)
Accrued interest	(12.0)	(20.2)
Accrued taxes	(7.8)	(2.1)
Other current liabilities	24.1	(13.0)
Other liabilities	(11.7)	(6.7)
Other, net	11.7	(20.2)
Net cash provided from operating activities	425.2	380.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(510.3)	(444.3)
Proceeds from the sale of property	6.2	—
Grant funds received for broadband stimulus projects	—	17.5
Network expansion funded by Connect America Fund - Phase I	—	(42.9)
Change in restricted cash	—	3.8
Other, net	(4.3)	9.0
Net cash used in investing activities	(508.4)	(456.9)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(59.1)	(343.4)
Payment received from CS&L in spin-off	—	1,035.0
Repayments of debt and swaps	(1,631.5)	(1,641.9)
Proceeds of debt issuance	1,925.0	1,100.0
Debt issuance costs	(11.7)	(3.7)
Payments under long-term lease obligations	(74.5)	(24.5)
Payments under capital lease obligations	(47.2)	(18.4)
Other, net	(7.5)	(7.8)
Net cash provided from financing activities	93.5	95.3
Increase in cash and cash equivalents	10.3	19.2
Cash and Cash Equivalents:
Beginning of period	31.3	27.8
End of period	$41.6	$47.0
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$446.7	$373.6
Income taxes paid (refunded), net	$7.9	$(1.5)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENT OF MEMBER EQUITY (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2015	$600.3	$(284.4)	$(9.5)	$306.4
Net loss	—	—	(229.7)	(229.7)
Other comprehensive income (loss), net of tax:
Change in available-for-sale securities	—	286.5	—	286.5
Change in postretirement and pension plans	—	(3.4)	—	(3.4)
Amortization of unrealized losses on de-designated interest rate swaps	—	1.4	—	1.4
Change in designated interest rate swaps	—	(7.1)	—	(7.1)
Comprehensive income (loss)	—	277.4	(229.7)	47.7
Share-based compensation	12.1	—	—	12.1
Stock options exercised	0.5	—	—	0.5
Stock issued for management incentive compensation plans	5.6	—	—	5.6
Stock issued to employee savings plan (See Note 5)	24.0	—	—	24.0
Taxes withheld on vested restricted stock and other	(8.2)	—	—	(8.2)
Distributions payable to Windstream Holdings, Inc.	(58.9)	—	—	(58.9)
Balance at June 30, 2016	$575.4	$(7.0)	$(239.2)	$329.2

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2015, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair statement of results of operations and financial condition for the interim periods presented including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016.

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

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net income (loss) or comprehensive income (loss).

Recently Issued Authoritative Guidance

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to all periods presented in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect adjustment in the year of adoption. When issued, ASU 2014-09 was to be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption was not permitted.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. In May 2016, the FASB also issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-10 provides more detailed guidance with respect to identifying performance obligations and accounting for licensing arrangements, including intellectual property licenses, royalties, license restrictions and renewals. ASU 2016-11 rescinds several SEC Staff announcements that are codified in Topic 605: Revenue Recognition, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 also clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The effective date and transition requirements for each of these amendments are the same as the effective date and transition requirements of ASU 2014-09. In conjunction with our assessment of ASU 2014-09, we are currently evaluating the impacts that these amendments will have on our consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Fair Value Measurement Disclosures – In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent), which amends certain fair value measurement disclosures. The standard removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and also removes certain related disclosure requirements. ASU 2015-07 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 31, 2015, with early adoption permitted.

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

Valuation of Inventory – In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The updated guidance requires that an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 should be applied on a prospective basis and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently assessing the timing of adoption of ASU 2015-11, however, we do not expect it to have a material impact to our consolidated results of operations, financial position or cash flows.

Leases – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require that virtually all lease arrangements that do not meet the criteria of a short-term lease be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future lease payments. The income statement impacts of the leases will depend on the nature of the leasing arrangement and will be similar to existing accounting for operating and capital leases. The new standard does not substantially change the accounting for lessors. The new standard will also require additional disclosures regarding an entity’s leasing arrangements and will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. We are currently assessing the timing of adoption and the impact the new standard will have on our consolidated financial statements.

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

Employee Share-Based Payment Accounting – In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under the new guidance all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, should be recognized as income tax expense or benefit in the income statement, eliminating the notion of the APIC pool. The excess tax benefits will be classified as operating activities along with other income tax cash flows rather than financing activities in the statement of cash flows. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. ASU 2016-19 also allows entities to elect to either estimate the total number of awards that are expected to vest or account for forfeitures when they occur. Additionally, ASU 2016-09 clarifies that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements should be presented as a financing activity in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the timing of adoption and the impact the new standard will have on our consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Financial Instruments - Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This new standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using a modified retrospective transition approach. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. We are currently assessing the timing of adoption and the impact the new standard will have on our consolidated financial statements.

2. Long-term Debt:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	June 30, 2016	December 31, 2015
Issued by Windstream Services:
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	$575.2	$578.2
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	598.5	—
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	125.0	300.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017	369.5	904.1
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	822.4	920.4
2022 Notes – 7.500%, due June 1, 2022	447.2	485.9
2023 Notes – 7.500%, due April 1, 2023	420.2	540.1
2023 Notes – 6.375%, due August 1, 2023	655.5	700.0
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028	100.0	100.0
(Discount) premium on long-term debt, net (b)	(8.9)	4.6
Unamortized debt issuance costs (b)	(61.1)	(62.8)
	4,743.5	5,170.5
Less current maturities	(11.9)	(5.9)
Total long-term debt	$4,731.6	$5,164.6

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Long-term Debt, Continued:

Senior Secured Credit Facility - On March 29, 2016, Windstream Services executed an incremental amendment to its existing senior secured credit facility to provide for the issuance of an aggregate principal amount $600.0 million term loan under Tranche B6 due March 29, 2021, the proceeds of which were used to repurchase $441.1 million of outstanding 7.875 percent notes due November 1, 2017 (the “2017 Notes”) pursuant to a tender offer and to repay other debt obligations of Windstream Services along with related fees and expenses. The Tranche B6 term loan was issued at a discount of $15.0 million. Debt issuance costs associated with the Tranche B6 borrowings were $10.7 million, which were capitalized and will be amortized over the life of the term loan.

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

During the first six months of 2016, Windstream Services borrowed $1,340.0 million under the revolving line of credit in its senior secured credit facility and retired $1,515.0 million of these borrowings through June 30, 2016. Considering letters of credit of $23.0 million, the amount available for borrowing under the revolving line of credit was $1,102.0 million at June 30, 2016.

During the first six months of 2016, the variable interest rate on the revolving line of credit ranged from 2.44 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.50 percent during the period. Comparatively, the variable interest rate ranged from 2.19 percent to 4.50 percent during the first six months of 2015, with a weighted average rate on amounts outstanding during the period of 2.53 percent.

Completion of Debt-for-Equity Exchange - In connection with the spin-off of certain telecommunications network assets, including fiber and copper networks and other real estate, into an independent, publicly-traded real estate investment trust (“REIT”), Communications Sales & Leasing, Inc. (“CS&L”), completed on April 24, 2015, Windstream Services retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. In two separate transactions completed in June 2016, Windstream Services transferred all of its shares of CS&L common stock to its bank creditors in exchange for the retirement of $672.0 million of aggregate borrowings outstanding under its revolving line of credit and to satisfy transaction-related expenses. In completing the debt for equity exchange, Windstream Services recognized a net gain on the disposal of the CS&L common stock (see Note 9).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Long-term Debt, Continued:

Debentures and Notes Repaid in 2016
Partial Repurchase of Senior Notes - Pursuant to a debt repurchase program authorized by Windstream Services’ board of directors, during the first half of 2016, Windstream Services repurchased in the open market $394.6 million aggregate principal amount of its senior unsecured notes consisting of the following:

•	$93.5 million aggregate principal amount of 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes”) at a repurchase price of $97.8 million, including accrued and unpaid interest;

•	$97.9 million aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”), at a repurchase price of $81.3 million, including accrued and unpaid interest;

•
$38.8 million aggregate principal amount of 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”), at a repurchase price of $30.5 million, including accrued and unpaid interest; and

•
$119.9 million aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023 and $44.5 million aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023, (collectively the “2023 Notes”) at a repurchase price of $98.5 million and $36.9 million, including accrued and unpaid interest, respectively.

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

At the time of repurchase, there was $8.8 million in unamortized net discount and debt issuance costs related to the repurchased notes. The partial repurchases were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a net gain on the early extinguishment of these debt obligations.

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

Windstream used a portion of the $1.035 billion cash payment received from CS&L in the spin-off of certain telecommunication network assets to redeem the 2018 Notes and the PAETEC 2018 Notes. The redemptions were accounted for as extinguishments and Windstream services recognized a loss in connection with the early extinguishment of these two debt obligations.

In conjunction with the spin-off, Windstream completed a debt-for-debt exchange retiring $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit. Following the completion of the debt-for-debt exchange, Windstream Services repaid the remaining $241.8 million aggregate principal amount of borrowings under Tranche B4. The debt-for-debt exchange and repayment were accounted for under the extinguishment method of accounting and, as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations of $15.9 million in both the three and six month periods ended June 30, 2015.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Long-term Debt, Continued:

Net Gain (Loss) on Early Extinguishment of Debt

The net gain (loss) on early extinguishment of debt was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Senior secured credit facility:
Premium on early redemption	$—	$(6.6)	$—	$(6.6)
Third-party fees for early redemption	—	(0.7)	—	(0.7)
Unamortized debt issuance costs on original issuance	—	(8.6)	—	(8.6)
Loss on early extinguishment of senior secured credit facility	—	(15.9)	—	(15.9)
Partial repurchases of 2017 Notes:
Premium on repurchases	$—	$—	$(40.6)	$—
Third-party fees for repurchases	(0.2)	—	(2.4)	—
Unamortized discount on original issuance	—	—	(2.0)	—
Unamortized debt issuance costs on original issuance	—	—	(3.7)	—
Loss on early extinguishment from partial repurchases of 2017 Notes	(0.2)	—	(48.7)	—
2018 Notes:
Premium on early redemption	—	(16.3)	—	(16.3)
Unamortized discount on original issuance	—	(1.4)	—	(1.4)
Unamortized debt issuance costs on original issuance	—	(4.0)	—	(4.0)
Loss on early extinguishment of 2018 Notes	—	(21.7)	—	(21.7)
Partial repurchases of 2021, 2022 and 2023 Notes:
Discount on repurchases	40.3	—	53.9	—
Unamortized net premium on original issuance	0.5	—	0.8	—
Unamortized debt issuance costs on original issuance	(3.1)	—	(3.9)	—
Gain on early extinguishment from partial repurchases of 2021, 2022 and 2023 Notes	37.7	—	50.8	—
PAETEC 2018 Notes:
Premium on early redemption	—	(22.2)	—	(22.2)
Unamortized premium on original issuance	—	16.9	—	16.9
Loss on early extinguishment of PAETEC 2018 Notes	—	(5.3)	—	(5.3)
Cinergy Communications Company Notes:
Premium on early redemption	—	(0.5)	—	(0.5)
Loss on early extinguishment of Cinergy Communication Company Notes	—	(0.5)	—	(0.5)
Net gain (loss) on early extinguishment of debt	$37.5	$(43.4)	$2.1	$(43.4)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Long-term Debt, Continued:

Maturities for long-term debt outstanding as of June 30, 2016, excluding $(8.9) million of unamortized net discount and $61.1 million of unamortized debt issuance costs, were as follows:

Twelve month period ended:	(Millions)
June 30, 2017	$11.9
June 30, 2018	381.4
June 30, 2019	11.9
June 30, 2020	688.5
June 30, 2021	1,274.5
Thereafter	2,445.3
Total	$4,813.5

Interest Expense

Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Interest expense - long-term debt	$89.6	$115.2	$181.1	$248.8
Interest expense - long-term lease obligations:
Telecommunications network assets	125.4	96.0	252.3	96.0
Real estate contributed to pension plan	1.6	1.7	3.1	3.4
Impact of interest rate swaps	2.9	5.9	5.7	12.5
Interest on capital leases and other	1.0	0.7	1.6	1.4
Less capitalized interest expense	(3.1)	(2.0)	(6.7)	(3.5)
Total interest expense	$217.4	$217.5	$437.1	$358.6

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. As of June 30, 2016, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more ownership interest in Windstream Services, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of June 30, 2016.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

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

As of June 30, 2016 and December 31, 2015, Windstream Services was party to three pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. The swaps have a notional value of $675.0 million and are scheduled to mature on October 17, 2019. The average fixed interest rate paid is 3.604 percent and includes a component which serves to settle the liability existing on Windstream Services swaps at the time of the transaction. The variable rate received resets on the seventeenth day of each month to the one-month London Interbank Offered Rate (“LIBOR”). The swaps are hedging probable variable cash flows which extend up to one year beyond the maturity of certain components of Windstream Services’ variable rate debt. Consistent with past practice, Windstream Services expects to extend or otherwise replace these components of its debt with variable rate debt. The swaps are off-market swaps, meaning they contain an embedded financing element, which the swap counterparties recover through an incremental charge in the fixed rate over what would be charged for an at-market swap. As such, a portion of the cash payment on the swaps represents the rate that Windstream Services would pay on a hypothetical at-market interest rate swap and is recognized in interest expense. The remaining portion represents the repayment of the embedded financing element and reduces the initial swap liability.

As a result of refinancing transactions completed in 2013 and April 2015, Windstream Services de-designated certain interest rate swaps and froze the accumulated net gains and losses in accumulated other comprehensive loss related to those swaps. The frozen balance is amortized from accumulated other comprehensive loss to interest expense over the remaining life of the original swaps. All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	June 30, 2016	December 31, 2015
Designated portion, measured at fair value:
Other current liabilities	$19.0	$18.3
Other non-current liabilities	$38.8	$33.4
Accumulated other comprehensive loss	$(12.5)	$(0.9)
De-designated portion, unamortized value:
Accumulated other comprehensive income (loss)	$2.0	$(0.2)
Weighted average fixed rate paid	2.96%	2.99%
Variable rate received	0.45%	0.35%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other (expense) income, net in our consolidated statements of operations. Ineffectiveness recognized on the cash flow hedges was $(0.6) million and $(1.1) million for the three and six month periods ended June 30, 2016, respectively. Comparatively, ineffectiveness on the cash flow hedges was $(1.2) million and $(3.5) million for the three and six month periods ended June 30, 2015, respectively.

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive loss may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of June 30, 2016. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Derivatives, Continued:

Windstream Services expects to recognize losses of $(6.1) million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for the three remaining interest swap agreements at June 30, 2016. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in derivative instruments were as follows for the six month periods ended June 30:

(Millions)	2016	2015
Changes in fair value of effective portion, net of tax (a)	$(7.1)	$7.5
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$1.4	$4.4

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $61.2 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At June 30, 2016, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following table presents the liabilities subject to an enforceable master netting arrangement as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheets as of those dates.

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2016:
Interest rate swaps	$57.8	$57.8	$—	$—	$57.8

December 31, 2015:
Interest rate swaps	$51.7	$51.7	$—	$—	$51.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

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

The highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority is given to unobservable inputs (level 3 measurement). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value of assets and liabilities and their placement within the fair value hierarchy levels.

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the six month period ended June 30, 2016 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in CS&L common stock, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, investment in CS&L common stock, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of June 30, 2016 or December 31, 2015.

The fair values of the investment in CS&L common stock, interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	June 30, 2016	December 31, 2015
Recorded at Fair Value in the Financial Statements:
Investment in CS&L common stock - Level 1	$—	$549.2
Derivatives - Interest rate swap liabilities - Level 2	$57.8	$51.7
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$4,541.8	$4,452.7

(a)
Recognized at carrying value of $4,804.6 million and $5,233.3 million in long-term debt, including current maturities, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

The fair value of CS&L common stock was based on the quoted market price of the shares on the last day of the reporting period. The CS&L common stock trades on NASDAQ.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of June 30, 2016 and December 31, 2015, the fair values of the interest rate swaps were reduced by $2.7 million and $2.9 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six month period ended June 30, 2016.

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

The components of pension benefit (income) expense (including provision for executive retirement agreements) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Benefits earned during the period	$2.0	$2.3	$4.2	$4.7
Interest cost on benefit obligation	13.9	13.3	27.7	26.7
Net actuarial loss (gain)	2.4	(2.8)	2.4	(2.8)
Amortization of prior service credit	(0.1)	—	(0.2)	—
Expected return on plan assets	(16.2)	(17.5)	(32.4)	(35.1)
Net periodic benefit expense (income)	$2.0	$(4.7)	$1.7	$(6.5)

The components of postretirement benefits (income) expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Interest cost on benefit obligation	$0.3	$0.3	$0.6	$0.6
Amortization of net actuarial loss	—	0.3	0.1	0.5
Amortization of prior service credit	—	(1.3)	(0.4)	(2.6)
Plan curtailment	—	(13.5)	(5.5)	(13.5)
Net periodic benefit expense (income)	$0.3	$(14.2)	$(5.2)	$(15.0)

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

During the second quarter of 2015, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective June 8, 2015. As a result, we remeasured the plan and recognized curtailment gains totaling $13.5 million, of which $10.7 million was recognized in cost of services expenses and $2.8 million was recognized in selling, general and administrative expenses, with the offsetting effect recorded as a reduction in accumulated other comprehensive loss of $13.4 million and other liabilities of $0.1 million.

We contributed $1.2 million to the postretirement plan during the six month period ended June 30, 2016, and expect to contribute an additional $0.9 million for postretirement benefits throughout the remainder of 2016, excluding amounts that will be funded by participant contributions to the plan. In 2016, we expect to make an employer contribution of $1.0 million in cash to the qualified pension plan to meet our 2016 funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. The amount and timing of future contributions to our qualified pension plan are based on a myriad of factors including investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Employee Benefit Plans and Postretirement Benefits, Continued:

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $4.2 million and $10.7 million in the three and six month periods ended June 30, 2016, respectively, as compared to $4.6 million and $10.2 million for the same periods in 2015 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2016 matching contribution expected to be made in Windstream Holdings common stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. Additionally, we contributed 3.2 million shares of our common stock to the plan for the 2015 annual matching contribution during the six month period ended June 30, 2016. At the time of our contribution, the shares had a fair value of approximately $24.0 million as determined by the plan trustee.

6. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of June 30, 2016, the Incentive Plan had remaining capacity of approximately 5.7 million awards. As of June 30, 2016, we had additional remaining capacity of approximately 0.1 million awards from a similar equity incentive plan assumed in a prior acquisition.

Our Board of Directors approves grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to these employee and director groups as a key component of their annual incentive compensation plan and one-time grants may include time-based and performance-based awards. Time-based awards granted to employees vest over a service period of two or three years. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor’s 500 Stock Index, over a three-year period. The 2016 operating targets for these performance based restricted stock units were approved by the Board of Directors in February 2016.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued was as follows for the six month period ended June 30, 2016:

(Number of shares in thousands, dollars in millions)
Restricted stock:
Vest ratably over a three-year service period	1,343.3
Vest two years from date of grant, service based	53.2
Vest three years from date of grant, service based	53.6
Vest one year from date of grant, service based - granted to non-employee directors	198.0
Total granted	1,648.1
Grant date fair value	$9.7
Restricted stock units:
Vest contingently at the end of a three-year performance period	1,277.4
Grant date fair value	$6.8

Restricted stock activity for the six month period ended June 30, 2016 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2015	3,252.4	$15.36
Granted	1,648.1	$5.88
Vested	(1,083.8)	$17.21
Forfeited	(185.9)	$13.51
Non-vested at June 30, 2016	3,630.8	$10.60

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Share-Based Compensation Plans, Continued:

Restricted stock unit activity for the six month period ended June 30, 2016 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2015	300.8	$17.24
Granted	1,277.4	$5.34
Vested	(113.7)	$21.67
Forfeited	(32.9)	$6.69
Non-vested at June 30, 2016	1,431.6	$6.51

At June 30, 2016, unrecognized compensation expense for restricted stock and restricted stock units totaled $33.5 million and is expected to be recognized over the weighted average vesting period of 2.1 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. Share-based compensation expense for restricted stock and restricted stock units was $4.7 million and $11.3 million for the three and six month periods ended June 30, 2016, respectively, as compared to $5.5 million and $10.5 million for the same periods in 2015.

In addition to including amounts related to restricted stock and restricted units, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to certain executive and management incentive compensation plans and the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream Holdings common stock. A summary of share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Restricted stock and restricted units	$4.7	$5.5	$11.3	$10.5
Employee savings plan (See Note 5)	4.2	4.6	10.7	10.2
Executive and management incentive compensation plans	—	3.4	0.6	7.6
Share-based compensation expense	$8.9	$13.5	$22.6	$28.3

7. Merger, Integration and Restructuring Charges:

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. We also incurred investment banking fees, legal, accounting and other consulting fees related to the spin-off of certain network and real estate assets into an independent, publicly traded REIT. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks, including service areas acquired in the acquisition of PAETEC Holding, Corp. (“PAETEC”). In undertaking this initiative, which we expect to complete during 2016, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. Costs related to the network optimization project and the REIT spin-off primarily account for the merger and integration costs incurred for the periods presented.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Merger, Integration and Restructuring Charges, Continued:

During the first half of 2016, restructuring charges primarily consisted of severance and other employee-related costs totaling $8.9 million related to the completion of several small workforce reductions. Restructuring charges in the first half of 2015 principally consisted of $6.4 million of severance and other employee-related costs incurred in connection with completing several small workforce reductions and $3.1 million related to a special shareholder meeting held on February 20, 2015 to approve a one-for-six reverse stock split of Windstream Holdings’ common stock and the conversion of Windstream Corporation to Windstream Services.

A summary of the merger, integration and restructuring charges recorded was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Merger and integration costs:
Information technology conversion costs	$—	$2.6	$—	$6.1
Costs related to REIT spin-off	—	54.5	—	65.0
Network optimization and conversion costs	2.4	—	6.6	—
Consulting and other costs	0.2	0.2	1.0	0.3
Total merger and integration costs	2.6	57.3	7.6	71.4
Restructuring charges	5.9	3.4	10.3	10.4
Total merger, integration and restructuring charges	$8.5	$60.7	$17.9	$81.8

After giving consideration to tax benefits on deductible items, merger, integration and restructuring charges decreased net income $5.2 million for the three month period ended June 30, 2016 and increased the net loss $11.0 million, $37.3 million and $50.3 million for the six month period ended June 30, 2016 and the three and six month periods ended June 30, 2015, respectively.

The following is a summary of the activity related to the liabilities associated with merger, integration and restructuring charges at June 30:

(Millions)	2016
Balance, beginning of period	$5.1
Merger, integration and restructuring charges	17.9
Cash outlays during the period	(17.4)
Balance, end of period	$5.6

As of June 30, 2016, unpaid merger, integration and restructuring liabilities consisted of $3.3 million associated with the restructuring initiatives and $2.3 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Other-Than-Temporary Impairment Loss on Investment in CS&L Common Stock:

In connection with the spin-off of certain telecommunications network assets to CS&L completed on April 24, 2015, Windstream Services retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. Shares of CS&L retained by Windstream Services were classified as available-for-sale and recorded at fair value. During the first quarter of 2016, we recorded an other-than-temporary impairment loss of $(181.9) million for the difference between the fair value of the CS&L common stock as of March 31, 2016 and our cost basis, which had been based on the market value of the shares on the date of spin-off. We recorded the other-than-temporarily impairment due to the duration in which the CS&L shares had traded at a market price below our initial cost basis. Following the recognition of the other-than-temporary impairment loss, the cost basis of the CS&L shares was adjusted to equal the March 31, 2016 market value of $653.8 million. Subsequent changes in the market value of the CS&L shares were recorded in accumulated other comprehensive income. No deferred income taxes were recorded with respect to the unrealized gain or loss due to the tax-free qualification of the spin-off.

9. Net Gain on Disposal of Investment in CS&L Common Stock:

As previously discussed in Note 2, in June 2016, Windstream Services disposed of all of its shares of CS&L common stock through the completion of two debt-for-equity exchanges, pursuant to which Windstream Services transferred the CS&L shares to its bank creditors in exchange for the retirement of $672.0 million of borrowings outstanding under its revolving line of credit and to satisfy transaction-related expenses. Net of expenses, Windstream Services recognized a net gain on disposal of $17.3 million. Unrealized gains related to the CS&L common stock at the time of consummating the debt-for-equity exchanges were reclassified from accumulated other comprehensive income and included in the determination of the net gain on disposal.

10. Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss balances, net of tax, were as follows:

(Millions)	June 30, 2016	December 31, 2015
Pension and postretirement plans	$(0.6)	$2.8
Unrealized holding loss on available-for-sale securities	—	(286.5)
Unrealized holding (losses) gains on interest rate swaps:
Designated portion	(7.7)	(0.6)
De-designated portion	1.3	(0.1)
Accumulated other comprehensive loss	$(7.0)	$(284.4)

Changes in accumulated other comprehensive loss balances, net of tax, were as follows:

(Millions)	Unrealized Holding Loss on Available-for-Sale Securities	(Losses) Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2015	$(286.5)	$(0.7)	$2.8	$(284.4)
Other comprehensive (loss) income before reclassifications	156.1	(7.1)	0.2	149.2
Amounts reclassified from other accumulated comprehensive loss (a)	130.4	1.4	(3.6)	128.2
Balance at June 30, 2016	$—	$(6.4)	$(0.6)	$(7.0)

(a)	See separate table below for details about these reclassifications.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Accumulated Other Comprehensive Loss, Continued:

Reclassifications out of accumulated other comprehensive loss were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30,		Six Months Ended June 30,			Affected Line Item in the Consolidated Statements of Operations
	2016	2015	2016	2015
Available-for-sale securities:
Gain on disposal recognized in the period	$(51.5)	$—	$(51.5)	$—		Net gain on disposal of investment in CS&L common stock
Other-than-temporary impairment recognized in the period	—	—	181.9	—		Other-than-temporary impairment loss on investment in CS&L common stock
	(51.5)	—	130.4	—		Net income (loss)
Interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	1.0	3.7	2.2	7.1		Interest expense
	1.0	3.7	2.2	7.1		Loss before income taxes
	(0.3)	(1.3)	(0.8)	(2.7)		Income tax benefit
	0.7	2.4	1.4	4.4		Net income (loss)
Pension and postretirement plans:
Plan curtailment	—	(13.4)	(5.5)	(13.4)	(a)
Amortization of net actuarial loss	—	0.3	0.1	0.5	(a)
Amortization of prior service credits	(0.1)	(1.3)	(0.6)	(2.6)	(a)
	(0.1)	(14.4)	(6.0)	(15.5)		Loss before income taxes
	0.1	5.5	2.4	5.7		Income tax benefit
	—	(8.9)	(3.6)	(9.8)		Net income (loss)
Total reclassifications for the period, net of tax	$(50.8)	$(6.5)	$128.2	$(5.4)		Net income (loss)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit (income) expense (see Note 5).

11. Earnings (Loss) per Share:

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

Diluted earnings (loss) per share are computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and warrants. Diluted earnings (loss) per share excludes all potentially dilutive securities if their effect is anti-dilutive.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Earnings (Loss) per Share, Continued:

We also issue performance-based restricted stock units as part of our share-based compensation plan. Certain of these restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of June 30, 2016, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Options and warrants granted in conjunction with past acquisitions are included in the computation of dilutive earnings per share using the treasury stock method.

A reconciliation of net income (loss) and number of shares used in computing basic and diluted earnings (loss) per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2016	2015	2016	2015
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$1.5	$(111.2)	$(230.4)	$(105.9)
Income allocable to participating securities	(0.6)	(1.8)	(1.1)	(2.5)
Net income (loss) attributable to common shares	$0.9	$(113.0)	$(231.5)	$(108.4)

Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	96.4	101.7	98.1	102.1
Weighted average participating securities	(3.6)	(1.3)	(4.9)	(1.9)
Weighted average basic and diluted shares outstanding	92.8	100.4	93.2	100.2
Basic and diluted earnings (loss) per share:
Net income (loss)	$.01	($1.13)	($2.48)	($1.08)

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted shares outstanding because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled 0.4 million shares for both the three and six month periods ended June 30, 2016 and 2015, respectively.

12. Segment Information:

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Segment Information, Continued:

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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger and integration costs, restructuring charges, stock-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain regulatory fees and centrally-managed administrative functions, such as accounting and finance, information technology, engineering, network management, legal and human resources, are not assigned to our segments. Interest expense and net gain (loss) on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in CS&L common stock consisting of dividend income, net gain on disposal and other-than-temporary impairment loss, as well as other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Segment Information, Continued:

The following table summarizes our segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Consumer and Small Business - ILEC:
Revenues and sales	$395.2	$403.1	$792.4	$805.9
Costs and expenses	169.8	161.8	338.9	325.0
Segment income	225.4	241.3	453.5	480.9
Carrier:
Revenues	159.9	172.2	323.1	348.5
Costs and expenses	45.2	48.3	90.7	94.4
Segment income	114.7	123.9	232.4	254.1
Enterprise:
Revenues and sales	509.3	509.9	1,022.4	1,013.2
Costs and expenses	429.5	462.3	872.1	913.7
Segment income	79.8	47.6	150.3	99.5
Small Business - CLEC:
Revenues	125.3	141.9	254.0	288.5
Costs and expenses	84.1	97.3	171.5	195.3
Segment income	41.2	44.6	82.5	93.2
Total segment revenues and sales	1,189.7	1,227.1	2,391.9	2,456.1
Total segment costs and expenses	728.6	769.7	1,473.2	1,528.4
Total segment income	$461.1	$457.4	$918.7	$927.7

The following table reconciles total segment revenues and sales to total consolidated revenues and sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Total segment revenues and sales	$1,189.7	$1,227.1	$2,391.9	$2,456.1
Regulatory and other operating revenues and sales	169.9	161.3	341.1	312.2
Revenue and sales related to disposed businesses	—	32.7	—	71.4
Total consolidated revenues and sales	$1,359.6	$1,421.1	$2,733.0	$2,839.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Segment Information, Continued:

The following table reconciles segment income to consolidated net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Total segment income	$461.1	$457.4	$918.7	$927.7
Revenues and sales related to disposed businesses	—	32.7	—	71.4
Regulatory and other operating revenues and sales	169.9	161.3	341.1	312.2
Depreciation and amortization	(308.2)	(341.8)	(613.0)	(682.5)
Other unassigned operating expenses	(168.2)	(208.7)	(334.5)	(382.4)
Operating expenses related to disposed businesses	—	(21.6)	—	(47.2)
Dividend income on CS&L common stock	—	13.0	17.6	13.0
Other (expense) income, net	(1.9)	9.3	(3.1)	8.1
Net gain on disposal of investment in CS&L common stock	17.3	—	17.3	—
Net gain (loss) on early extinguishment of debt	37.5	(43.4)	2.1	(43.4)
Other-than-temporary impairment loss on investment in CS&L common stock	—	—	(181.9)	—
Interest expense	(217.4)	(217.5)	(437.1)	(358.6)
Income tax benefit	11.4	48.1	42.4	75.8
Net income (loss)	$1.5	$(111.2)	$(230.4)	$(105.9)

13. Supplemental Guarantor Information:

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

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the three and six month periods ended June 30, 2016 and 2015, condensed consolidating and combined balance sheets as of June 30, 2016 and December 31, 2015, and condensed consolidating and combined statements of cash flows for the three and six month periods ended June 30, 2016 and 2015 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended June 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$252.1	$1,085.3	$(6.1)	$1,331.3
Product sales	—	25.0	3.3	—	28.3
Total revenues and sales	—	277.1	1,088.6	(6.1)	1,359.6
Costs and expenses:
Cost of services	—	100.5	572.1	(5.4)	667.2
Cost of products sold	—	21.6	2.6	—	24.2
Selling, general and administrative	—	35.4	161.6	(0.7)	196.3
Depreciation and amortization	3.4	74.1	230.7	—	308.2
Merger and integration costs	—	—	2.6	—	2.6
Restructuring charges	—	1.0	4.9	—	5.9
Total costs and expenses	3.4	232.6	974.5	(6.1)	1,204.4
Operating (loss) income	(3.4)	44.5	114.1	—	155.2
Losses from consolidated subsidiaries	(1.1)	(23.8)	(6.7)	31.6	—
Other expense, net	(0.8)	(0.5)	(0.6)	—	(1.9)
Net gain on disposal of investment in CS&L common stock	17.3	—	—	—	17.3
Net gain on early extinguishment of debt	37.5	—	—	—	37.5
Intercompany interest income (expense)	32.8	(10.8)	(22.0)	—	—
Interest expense	(90.8)	(37.2)	(89.4)	—	(217.4)
Loss before income taxes	(8.5)	(27.8)	(4.6)	31.6	(9.3)
Income tax (benefit) expense	(10.4)	(1.6)	0.8	—	(11.2)
Net income (loss)	$1.9	$(26.2)	$(5.4)	$31.6	$1.9
Comprehensive income (loss)	$0.8	$(26.2)	$(5.4)	$31.6	$0.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended June 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$280.4	$1,103.4	$(6.6)	$1,377.2
Product sales	—	38.4	5.5	—	43.9
Total revenues and sales	—	318.8	1,108.9	(6.6)	1,421.1
Costs and expenses:
Cost of services	—	117.1	573.6	(5.5)	685.2
Cost of products sold	—	32.9	5.5	—	38.4
Selling, general and administrative	—	34.0	182.1	(1.1)	215.0
Depreciation and amortization	4.4	84.5	252.9	—	341.8
Merger and integration costs	—	—	57.3	—	57.3
Restructuring charges	—	0.7	2.7	—	3.4
Total costs and expenses	4.4	269.2	1,074.1	(6.6)	1,341.1
Operating (loss) income	(4.4)	49.6	34.8	—	80.0
(Losses) earnings from consolidated subsidiaries	(42.5)	(29.8)	0.1	72.2	—
Dividend income on CS&L common stock	13.0	—	—	—	13.0
Other (expense) income, net	(1.1)	0.1	10.3	—	9.3
Net loss on early extinguishment of debt	(37.6)	(5.3)	(0.5)	—	(43.4)
Intercompany interest income (expense)	32.0	(15.2)	(16.8)	—	—
Interest expense	(113.4)	(35.2)	(68.9)	—	(217.5)
Loss before income taxes	(154.0)	(35.8)	(41.0)	72.2	(158.6)
Income tax benefit	(43.3)	(2.2)	(2.4)	—	(47.9)
Net loss	$(110.7)	$(33.6)	$(38.6)	$72.2	$(110.7)
Comprehensive loss	$(214.2)	$(33.6)	$(38.6)	$72.2	$(214.2)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Six Months Ended June 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$505.7	$2,178.5	$(12.3)	$2,671.9
Product sales	—	53.6	7.5	—	61.1
Total revenues and sales	—	559.3	2,186.0	(12.3)	2,733.0
Costs and expenses:
Cost of services	—	199.8	1,147.2	(11.0)	1,336.0
Cost of products sold	—	47.5	5.6	—	53.1
Selling, general and administrative	—	73.8	327.1	(1.3)	399.6
Depreciation and amortization	7.2	148.2	457.6	—	613.0
Merger and integration costs	—	—	7.6	—	7.6
Restructuring charges	—	1.8	8.5	—	10.3
Total costs and expenses	7.2	471.1	1,953.6	(12.3)	2,419.6
Operating (loss) income	(7.2)	88.2	232.4	—	313.4
Earnings (losses) from consolidated subsidiaries	4.3	(47.0)	(14.1)	56.8	—
Dividend income on CS&L common stock	17.6	—	—	—	17.6
Other expense, net	(0.8)	(0.5)	(1.8)	—	(3.1)
Net gain on disposal of investment in CS&L common stock	17.3	—	—	—	17.3
Net gain on early extinguishment of debt	2.1	—	—	—	2.1
Other-than-temporary impairment loss on investment in CS&L common stock	(181.9)	—	—	—	(181.9)
Intercompany interest income (expense)	57.6	(20.8)	(36.8)	—	—
Interest expense	(183.4)	(74.6)	(179.1)	—	(437.1)
(Loss) income before income taxes	(274.4)	(54.7)	0.6	56.8	(271.7)
Income tax (benefit) expense	(44.7)	(3.0)	5.7	—	(42.0)
Net loss	$(229.7)	$(51.7)	$(5.1)	$56.8	$(229.7)
Comprehensive income (loss)	$47.7	$(51.7)	$(5.1)	$56.8	$47.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Six Months Ended June 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$564.0	$2,208.5	$(13.5)	$2,759.0
Product sales	—	70.6	10.1	—	80.7
Total revenues and sales	—	634.6	2,218.6	(13.5)	2,839.7
Costs and expenses:
Cost of services	—	231.7	1,144.8	(11.3)	1,365.2
Cost of products sold	—	60.6	9.7	—	70.3
Selling, general and administrative	—	73.4	368.2	(2.2)	439.4
Depreciation and amortization	9.3	168.1	505.1	—	682.5
Merger and integration costs	—	—	71.4	—	71.4
Restructuring charges	—	2.3	8.1	—	10.4
Total costs and expenses	9.3	536.1	2,107.3	(13.5)	2,639.2
Operating (loss) income	(9.3)	98.5	111.3	—	200.5
Earnings (losses) from consolidated subsidiaries	4.0	(53.7)	0.2	49.5	—
Dividend income on CS&L common stock	13.0	—	—	—	13.0
Other (expense) income, net	(2.5)	0.2	10.4	—	8.1
Net loss on early extinguishment of debt	(37.6)	(5.3)	(0.5)	—	(43.4)
Intercompany interest income (expense)	64.4	(28.3)	(36.1)	—	—
Interest expense	(242.3)	(46.3)	(70.0)	—	(358.6)
(Loss) income before income taxes	(210.3)	(34.9)	15.3	49.5	(180.4)
Income tax (benefit) expense	(105.2)	7.3	22.6	—	(75.3)
Net loss	$(105.1)	$(42.2)	$(7.3)	$49.5	$(105.1)
Comprehensive loss	$(212.7)	$(42.2)	$(7.3)	$49.5	$(212.7)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of June 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$2.5	$1.0	$38.1	$—	$41.6
Accounts receivable, net	—	207.2	421.3	—	628.5
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	521.3	1,970.3	(2,491.6)	—
Inventories	—	59.7	11.0	—	70.7
Prepaid expenses and other	14.0	37.7	79.2	—	130.9
Total current assets	16.5	831.7	2,519.9	(2,496.4)	871.7
Investments in consolidated subsidiaries	6,215.1	316.5	239.2	(6,770.8)	—
Notes receivable - affiliate	—	312.3	—	(312.3)	—
Goodwill	1,636.7	1,343.0	1,233.9	—	4,213.6
Other intangibles, net	534.9	270.1	606.4	—	1,411.4
Net property, plant and equipment	7.6	1,215.5	4,016.2	—	5,239.3
Deferred income taxes	—	316.7	222.6	(539.3)	—
Other assets	13.0	11.3	61.3	—	85.6
Total Assets	$8,423.8	$4,617.1	$8,899.5	$(10,118.8)	$11,821.6
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$11.9	$—	$—	$—	$11.9
Current portion of long-term lease obligations	—	47.1	113.3	—	160.4
Accounts payable	—	91.2	251.0	—	342.2
Affiliates payable, net	2,506.6	—	—	(2,491.6)	15.0
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	45.3	147.9	—	193.2
Accrued taxes	0.7	18.8	56.8	—	76.3
Accrued interest	63.4	1.7	1.2	—	66.3
Other current liabilities	47.1	36.7	170.9	—	254.7
Total current liabilities	2,629.7	240.8	745.9	(2,496.4)	1,120.0
Long-term debt	4,632.1	99.5	—	—	4,731.6
Long-term lease obligations	—	1,430.7	3,487.7	—	4,918.4
Notes payable - affiliate	—	—	312.3	(312.3)	—
Deferred income taxes	780.7	—	—	(539.3)	241.4
Other liabilities	52.1	27.9	401.0	—	481.0
Total liabilities	8,094.6	1,798.9	4,946.9	(3,348.0)	11,492.4
Commitments and Contingencies (See Note 14)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	575.4	3,128.2	848.0	(3,976.2)	575.4
Accumulated other comprehensive loss	(7.0)	—	(0.6)	0.6	(7.0)
(Accumulated deficit) retained earnings	(239.2)	(349.4)	3,023.3	(2,673.9)	(239.2)
Total equity	329.2	2,818.2	3,952.6	(6,770.8)	329.2
Total Liabilities and Equity	$8,423.8	$4,617.1	$8,899.5	$(10,118.8)	$11,821.6

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash provided from operating activities	$179.6	$219.3	$26.3	$—	$425.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.3)	(93.4)	(416.6)	—	(510.3)
Proceeds from sale of property	—	1.0	5.2	—	6.2
Other, net	(2.0)	—	(2.3)	—	(4.3)
Net cash used in investing activities	(2.3)	(92.4)	(413.7)	—	(508.4)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(59.1)	—	—	—	(59.1)
Repayments of debt and swaps	(1,631.5)	—	—	—	(1,631.5)
Proceeds of debt issuance	1,925.0	—	—	—	1,925.0
Debt issuance costs	(11.7)	—	—	—	(11.7)
Intercompany transactions, net	(390.0)	(106.6)	493.3	3.3	—
Payments under long-term lease obligations	—	(21.9)	(52.6)	—	(74.5)
Payments under capital lease obligations	—	(0.3)	(46.9)	—	(47.2)
Other, net	(7.5)	1.8	(1.8)	—	(7.5)
Net cash (used in) provided from financing activities	(174.8)	(127.0)	392.0	3.3	93.5
Increase (decrease) in cash and cash equivalents	2.5	(0.1)	4.6	3.3	10.3
Cash and Cash Equivalents:
Beginning of period	—	1.1	33.5	(3.3)	31.3
End of period	$2.5	$1.0	$38.1	$—	$41.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(66.8)	$76.8	$370.8	$—	$380.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.6)	(74.4)	(369.3)	—	(444.3)
Grant funds received for broadband stimulus projects	17.5	—	—	—	17.5
Network expansion funded by Connect America Fund - Phase I	—	(11.8)	(31.1)	—	(42.9)
Changes in restricted cash	3.8	—	—	—	3.8
Other, net	(4.0)	(1.3)	14.3	—	9.0
Net cash provided from (used in) investing activities	16.7	(87.5)	(386.1)	—	(456.9)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(343.4)	—	—	—	(343.4)
Payment received from CS&L in spin-off	1,035.0	—	—	—	1,035.0
Repayments of debt and swaps	(1,190.0)	(450.0)	(1.9)	—	(1,641.9)
Proceeds of debt issuance	1,100.0	—	—	—	1,100.0
Debt issuance costs	(3.7)	—	—	—	(3.7)
Intercompany transactions, net	(540.0)	469.6	53.2	17.2	—
Payments under long-term lease obligations	—	(7.1)	(17.4)	—	(24.5)
Payments under capital lease obligations	—	(4.2)	(14.2)	—	(18.4)
Other, net	(7.8)	1.8	(1.8)	—	(7.8)
Net cash provided from financing activities	50.1	10.1	17.9	17.2	95.3
(Decrease) increase in cash and cash equivalents	—	(0.6)	2.6	17.2	19.2
Cash and Cash Equivalents:
Beginning of period	—	3.8	50.0	(26.0)	27.8
End of period	$—	$3.2	$52.6	$(8.8)	$47.0

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

In addition, numerous copyright holders represented by RightsCorp, Inc. (“RightsCorp”) have asserted that our customers have utilized our services to allegedly illegally download and share alleged copyrighted material via peer-to-peer or “filesharing” programs. These holders maintain that Windstream is responsible for alleged infringement because after notification, Windstream did not shut off service to customers alleged to be repeat infringers, and, further, that Windstream may not claim safe harbor pursuant to the Digital Millennium Copyright Act of 1998. On June 27, 2016, Windstream filed a complaint for declaratory judgment in the United States District Court - Southern District of New York against RightsCorp and BMG Rights Management (US) LLC, a client of RightsCorp, seeking a declaration that it is not liable under applicable laws for any alleged copyright infringement and that the defendants are not entitled to any alleged damages from Windstream for alleged copyright infringement.

We believe that we have valid defenses to the claims asserted in the lawsuit and the claims asserted by RightsCorp and its client that are the subject matter of Windstream’s declaratory action, and we plan to vigorously defend the claims being pursued against us in both matters. While the ultimate resolution of the matters is not currently predictable, if there are adverse rulings against Windstream in either of these two matters, either ruling could constitute a material adverse outcome on the future consolidated results of our income, cash flows, or financial condition.
We are party to various legal proceedings and the ultimate resolution of these legal proceedings cannot be determined at this time. However, based on current circumstances, management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of our income, cash flows or financial condition.
Finally, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material adverse effect on our consolidated financial condition or results of our operations.

15. Subsequent Event:

During July 2016, Windstream Services repurchased in the open market for $85.7 million in cash, including accrued and unpaid interest, $91.9 million aggregate principal amount of its senior unsecured notes, consisting of $10.8 million of 2021 Notes, $76.8 million of notes due April 1, 2023 and $4.3 million of notes due August 1, 2023.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three and six month periods ended June 30, 2016, the amount of pretax expenses directly incurred by Windstream Holdings were approximately $0.6 million and $1.1 million, respectively, compared to $0.7 million and $1.3 million for the same periods in 2015. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.4 million and $0.7 million for the three and six month periods ended June 30, 2016 compared to $0.5 million and $0.8 million in 2015. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

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

Our operational strategy for each of our business segments are as follows:

Consumer & Small Business -ILEC	Carrier	Enterprise	Small Business - CLEC
Invest for growth	**Invest to stabilize revenue**	**Expand margins**	**Maximize cash flows**

Improve Financial Results and Grow Adjusted OIBDA Over Time

See “Segment Operating Results” for further discussion of our business segments.

EXECUTIVE SUMMARY

Our operational focus for 2016 is on enhancing our high-speed capabilities, increasing the profitability of our enterprise business, expanding our carrier network, and effectively managing our costs. During the first half of 2016, we achieved the following related to these initiatives:

•
Grew our Enterprise contribution margin by approximately $51 million, or 51 percent, compared to the same period in 2015. Maintained stable contribution margins in our other businesses through strong expense management.

•	Consolidated operating income increased by approximately $113 million or 57 percent.

•
Continued our commitment to invest in innovative technologies that address our customers’ current and future needs by launching 1-Gigabit Internet service in four market areas including Lincoln, Nebraska; Lexington, Kentucky; Sugar Land, Texas and several areas surrounding Charlotte, North Carolina. We also launched Kinetic, our next-generation television service, in Sugar Land, Texas.

•	Significantly improved our debt maturity profile through the completion of the following transactions:

◦	issued $600.0 million in a new secured term loan and repurchased $441.1 million of long-term debt due in 2017;

◦	utilizing available borrowings under our revolving line of credit repurchased in the open market $394.6 million of long-term debt; and

◦
completed two debt-for-equity exchanges in which we transferred all of our shares of Communications Sales & Leasing, Inc. (“CS&L”) common stock to our bank creditors in exchange for the retirement of $672.0 million of aggregate borrowings outstanding under the revolving line of credit and to satisfy transaction-related expenses.

•
Returned value to our shareholders through the payment of our quarterly dividend and completion of our $75.0 million share repurchase program, which resulted in the retirement of approximately 12.6 million shares.

Our consolidated operating results for the three and six month periods ended June 30, 2016 were favorably impacted by additional subsidy revenues received from the Connect America Fund (“CAF”) Phase II, growth in enterprise revenues, reflecting increased demand for data and integrated services, lower depreciation and amortization expense and a reduction in merger and integration costs. Operating results for both the three and six month periods of 2016 also include net gains on the early extinguishment of long-term debt and disposal of our investment in CS&L common stock and discrete income tax benefits associated with the disposition of this investment. Conversely, the three and six month periods ended June 30, 2016 were adversely impacted by additional interest expense attributable to the long-term lease obligation under the master lease agreement with CS&L and reductions in small business, carrier and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively. Year-over-year comparisons of revenues and expenses also reflect the disposal of certain businesses completed in 2015, as further discussed below.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2016	2015	Amount	%	2016	2015	Amount	%
Revenues and sales:
Service revenues	$1,331.3	$1,377.2	$(45.9)	(3)	$2,671.9	$2,759.0	$(87.1)	(3)
Product sales	28.3	43.9	(15.6)	(36)	61.1	80.7	(19.6)	(24)
Total revenues and sales	1,359.6	1,421.1	(61.5)	(4)	2,733.0	2,839.7	(106.7)	(4)
Costs and expenses:
Cost of services (a)	667.2	685.2	(18.0)	(3)	1,336.0	1,365.2	(29.2)	(2)
Cost of products sold	24.2	38.4	(14.2)	(37)	53.1	70.3	(17.2)	(24)
Selling, general and administrative	196.9	215.7	(18.8)	(9)	400.7	440.7	(40.0)	(9)
Depreciation and amortization	308.2	341.8	(33.6)	(10)	613.0	682.5	(69.5)	(10)
Merger and integration costs	2.6	57.3	(54.7)	(95)	7.6	71.4	(63.8)	(89)
Restructuring charges	5.9	3.4	2.5	74	10.3	10.4	(0.1)	(1)
Total costs and expenses	1,205.0	1,341.8	(136.8)	(10)	2,420.7	2,640.5	(219.8)	(8)
Operating income	154.6	79.3	75.3	95	312.3	199.2	113.1	57
Dividend income on CS&L common stock	—	13.0	(13.0)	*	17.6	13.0	4.6	35
Other (expense) income, net	(1.9)	9.3	(11.2)	*	(3.1)	8.1	(11.2)	*
Net gain on disposal of investment in CS&L common stock (b)	17.3	—	17.3	*	17.3	—	17.3	*
Net gain (loss) on early extinguishment of debt	37.5	(43.4)	80.9	*	2.1	(43.4)	45.5	*
Other-than-temporary impairment loss on investment in CS&L common stock (c)	—	—	—	*	(181.9)	—	(181.9)	*
Interest expense	(217.4)	(217.5)	0.1	—	(437.1)	(358.6)	(78.5)	22
Loss before income taxes	(9.9)	(159.3)	149.4	(94)	(272.8)	(181.7)	(91.1)	50
Income tax benefit	(11.4)	(48.1)	36.7	(76)	(42.4)	(75.8)	33.4	(44)
Net income (loss)	$1.5	$(111.2)	$112.7	*	$(230.4)	$(105.9)	$(124.5)	*
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 9 for further discussion related to the net gain realized on the disposal of investment in CS&L common stock.

(c)	See Note 8 for further discussion of this impairment loss.

A detailed discussion and analysis of our consolidated operating results is presented below.

The following table presents the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount %
Increases in Enterprise revenues (a)	$13.1	$28.8
Decreases in Consumer and Small Business - ILEC revenues (b)	(7.5)	(12.4)
Decreases in Carrier revenues (c)	(12.3)	(25.4)
Decreases in Small Business - CLEC revenues (d)	(16.6)	(34.5)
Net decreases in segment service revenues	(23.3)	(43.5)
Increases in regulatory and other revenues (e)	10.1	27.8
Decreases attributable to disposed businesses (f)	(32.7)	(71.4)
Net decreases in service revenues	$(45.9) (3)	$(87.1) (3)

(a)
Increases were primarily due to the continued demand for advanced data services partially offset by decreases in traditional voice and long-distance revenues due to lower usage and the effects of competition.

(b)	Decreases were primarily in Small Business - ILEC revenues and were attributable to lower usage for voice and long-distance services and declines in customers due to the impacts of competition.

(c)	Decreases were primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

(d)	Decreases were primarily due to a decline in the number of customers served as a result of business closures and competition partially offset by targeted price increases.

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

The increases in regulatory and other revenues were primarily due to the CAF Phase II incremental funding received to enhance broadband services in our more rural markets partially offset by reductions in switched access revenues and ARM support due to the impacts of intercarrier compensation reform.

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

The following table presents the primary drivers of the changes in product sales compared to the same periods a year ago:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Decreases in consumer product sales	$(0.3)		$(1.0)
Changes in contractor sales	(1.6)		1.0
Decreases in enterprise product sales (a)	(13.7)		(19.6)
Net decreases in product sales	$(15.6)	(36)	$(19.6)	(24)

(a)
Decreases for both periods in 2016 were primarily due to our efforts to improve profitability by streamlining our product offerings and shifting our focus to high-value solutions for our customers designed to produce higher margins and recurring revenue streams.

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, bad debt and business taxes. Network operations charges include salaries and wages, materials, contractor costs, IT support and costs to lease certain network facilities. Interconnection consists of charges incurred to access the public switched network and transport traffic to the Internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Other expenses consist of third-party costs for ancillary voice and data services, business and financial services, bad debt and business taxes.

The following table presents the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount %
Increases in postretirement and pension (a)	$16.7	$14.3
Increases in federal USF expense (b)	1.8	5.0
Increases in other expenses	1.1	0.9
Increases in network operations (c)	0.4	7.5
Decreases in medical insurance (d)	(6.4)	(12.8)
Decreases in interconnection expense (e)	(14.5)	(5.9)
Decreases attributable to disposed businesses	(17.1)	(38.2)
Net decreases in cost of services	$(18.0) (3)	$(29.2) (2)

(a)
The increases in postretirement and pension expense primarily resulted from differences in the amount of curtailment gains recognized during the second quarter of 2015 and the first quarter of 2016 related to the elimination of medical and prescription subsidies for certain active employees. The curtailment gains reduced cost of services by $10.7 million in the three and six month periods ended June 30, 2015 compared to a reduction of $4.5 million during the six month period ended June 30, 2016. In addition, we also recognized a net actuarial loss of $2.4 million in the second quarter of 2016 compared to a net actuarial gain of $2.8 million recognized during the same period of 2015, primarily due to changes in estimated and actual mortality rates. See Note 5 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

(b)	Increases in federal USF contributions were driven by an increase in the USF contribution factor for the three and six month periods ended June 30, 2016, compared to the same periods a year ago.

(c)
The increase in network operations for the six month period ended June 30, 2016 was primarily due to engineering, contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers.

(d)	Decreases in medical insurance were primarily due to a reduction in healthcare benefit costs driven primarily by fewer employees and plan design changes.

(e)
Decreases in interconnection expense were primarily attributable to rate reductions and costs improvements from the continuation of network efficiency projects and lower long distance usage by our customers, partially offset by increased purchases of circuits due to the growth in data customers as well as higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The changes in cost of products sold were generally consistent with the changes in product sales.

The following table presents the primary drivers of the changes in cost of products sold compared to the same periods a year ago:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Decreases in product sales to consumers	$(1.0)		$(1.9)
Changes in sales to contractors	(1.7)		1.0
Decreases in product sales to enterprise customers	(11.5)		(16.3)
Net decreases in cost of products sold	$(14.2)	(37)	$(17.2)	(24)

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table presents the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount %
Increases in postretirement and pension (a)	$4.6	$3.7
Decreases in sales and marketing expenses	(2.7)	(4.9)
Decreases attributable to disposed businesses	(4.7)	(9.1)
Decreases in salaries and other benefits (b)	(7.0)	(12.0)
Decreases in other costs	(9.0)	(17.7)
Net decreases in SG&A	$(18.8) (9)	$(40.0) (9)

(a)
The increases in postretirement and pension expense primarily resulted from differences in the amount of curtailment gains recognized during the second quarter of 2015 and the first quarter of 2016 related to the elimination of medical and prescription subsidies for certain active employees. The curtailment gains reduced cost of services by $2.8 million in the three and six month periods ended June 30, 2015 compared to a reduction of $1.0 million during the six month period ended June 30, 2016. In addition, we also recognized a net actuarial loss of $2.4 million in the second quarter of 2016 compared to a net actuarial gain of $2.8 million recognized during the same period of 2015, primarily due to changes in estimated and actual mortality rates. See Note 5 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

(b)
Decreases were primarily due to reduced headcount in our Enterprise segment to increase operating efficiency and restructure our sales and customer service workforce to improve the overall customer experience.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table presents the primary drivers of the changes in depreciation and amortization expense compared to the same periods a year ago:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Decreases in amortization expense (a)	$(7.2)		$(14.2)
Decreases attributable to disposed businesses	(12.3)		(23.6)
Decreases in depreciation expense (b)	(14.1)		(31.7)
Net decreases in depreciation and amortization expense	$(33.6)	(10)	$(69.5)	(10)

(a)
Decreases in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

(b)
Decreases in depreciation expense were primarily due to the effects of fully depreciating at the end of 2015 a large number of assets acquired in conjunction with acquisitions we completed during late 2010 and 2011.

Merger, Integration and Restructuring Costs

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. We also incurred investment banking fees, legal, accounting and other consulting fees related to the spin-off of certain network and real estate assets into an independent, publicly traded real estate investment trust (“REIT”) completed on April 24, 2015. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks, including service areas acquired in the acquisition of PAETEC Holding, Corp. (“PAETEC”). In undertaking this initiative, which we expect to complete during 2016, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. Costs related to the network optimization project and the REIT spin-off primarily account for the merger and integration costs incurred for the periods presented.

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

During the first half of 2016, restructuring charges primarily consisted of severance and other employee-related costs totaling $8.9 million related to the completion of several small workforce reductions. Restructuring charges in the first half of 2015 principally consisted of $6.4 million of severance and other employee-related costs incurred in connection with completing several small workforce reductions and $3.1 million related to a special shareholder meeting held on February 20, 2015 to approve a one-for-six reverse stock split of Windstream Holdings’ common stock and the conversion of Windstream Corporation to Windstream Services.

Set forth below is a summary of merger, integration and restructuring costs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Merger and integration costs:
Information technology conversion costs (a)	$—	$2.6	$—	$6.1
Costs related to REIT spin-off	—	54.5	—	65.0
Network optimization and conversion costs	2.4	—	6.6	—
Consulting and other costs	0.2	0.2	1.0	0.3
Total merger and integration costs	2.6	57.3	7.6	71.4
Restructuring charges	5.9	3.4	10.3	10.4
Total merger, integration and restructuring costs	$8.5	$60.7	$17.9	$81.8

(a)	Information technology conversion costs incurred primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of June 30, 2016, we had unpaid merger, integration and restructuring liabilities totaling $5.6 million, which consisted of $3.3 million associated with restructuring initiatives and $2.3 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 7).

Operating Income

Operating income increased $75.3 million, or 95 percent and $113.1 million, or 57 percent, during the three and six month periods ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase was primarily due to growth in enterprise revenues, additional CAF Phase II subsidy revenues, lower depreciation and amortization expense and reductions in merger and integration costs due to the absence in 2016 of costs related to the REIT spin-off. These changes were partially offset by reductions in small business, carrier and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively.

Net Gain (Loss) on Early Extinguishment of Debt

During the first six months of 2016, Windstream Services repurchased $835.7 million of long-term debt using proceeds from the issuance of a new $600.0 million secured term loan and available borrowings under its revolving line of credit. The repurchases consisted of 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes”); 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”); 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”); 7.500 senior unsecured notes due April 1, 2023 and 6.375 percent senior unsecured notes due August 1, 2023, (collectively the “2023 Notes”). The repurchases were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a net gain from the extinguishment of these debt obligations.

Comparatively, in the first six months of 2015, Windstream Services completed a debt-for-debt exchange retiring $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of its senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under its revolving line of credit. Windstream Services also repaid the remaining $241.8 million aggregate principal amount of borrowings under Tranche B4. In addition, Windstream Services repaid $850.0 million of notes consisting of $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 (the “2018 Notes”) and $450.0 million of aggregate principal amount of 9.875 percent notes due 2018 issued by a subsidiary, (the “PAETEC 2018 Notes”). The repayments were funded using a portion of the cash payment received from CS&L in conjunction with the spin-off. The debt-for-debt exchange and repayments were accounted for under the extinguishment method of accounting and, as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations.

The net gain (loss) on early extinguishment of debt was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Loss on early extinguishment of senior secured credit facility	$—	$(15.9)	$—	$(15.9)
Loss on early extinguishment from partial redemption of 2017 Notes	(0.2)	—	(48.7)	—
Loss on early extinguishment of 2018 Notes	—	(21.7)	—	(21.7)
Gain on early extinguishment from partial repurchase of 2021, 2022 and 2023 Notes	37.7	—	50.8	—
Loss on early extinguishment of PAETEC 2018 Notes	—	(5.3)	—	(5.3)
Loss on early extinguishment of Cinergy Communication Company Notes	—	(0.5)	—	(0.5)
Total gain (loss) on early extinguishment of debt	$37.5	$(43.4)	$2.1	$(43.4)

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Senior secured credit facility, Tranche A	$—	$1.1	$—	$5.4
Senior secured credit facility, Tranche B	15.5	8.7	21.5	26.2
Senior secured credit facility, revolving line of credit	5.2	4.7	9.9	10.7
Senior unsecured notes	67.2	93.0	146.3	187.5
Notes issued by subsidiaries	1.7	7.7	3.4	19.0
Interest expense - long-term lease obligations:
Telecommunications network assets	125.4	96.0	252.3	96.0
Real estate contributed to pension plan	1.6	1.7	3.1	3.4
Impacts of interest rate swaps	2.9	5.9	5.7	12.5
Interest on capital leases and other	1.0	0.7	1.6	1.4
Less capitalized interest expense	(3.1)	(2.0)	(6.7)	(3.5)
Total interest expense	$217.4	$217.5	$437.1	$358.6

Interest expense increased $78.5 million, or 22 percent, for the six month period ended June 30, 2016 as compared to the same period in 2015. The increase was primarily due to the additional interest associated with the long-term lease obligation under the master lease with CS&L. The increase was partially offset by reduced interest costs due to the retirement of amounts outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior secured credit facility through the completion of the debt-for-debt exchange in conjunction with the REIT spin-off the pay-off of the remaining balance of Tranche B4, the redemption of the 2018 Notes and PAETEC 2018 notes using a portion of the $1.035 billion cash payment received from CS&L in the REIT spin-off, and to a lesser extent, the partial repurchase of the 2017 Notes.

Income Taxes

During the three and six month periods ended June 30, 2016, we recognized income tax benefits of $11.4 million and $42.4 million, respectively, as compared to income tax benefits of $48.1 million and $75.8 million for the same periods in 2015. The income tax benefits recorded in the three and six month periods of 2016 reflected the loss before taxes in each period and additional discrete income tax benefits of $7.0 million associated with the disposition of our investment in CS&L common stock. The income tax benefit recorded in the six month period of 2016 was offset by discrete tax expense of $69.6 million recognized in the first quarter of 2016 for a nondeductible impairment charge related to our investment in CS&L common stock. Comparatively, the income tax benefit recorded for the three month period of 2015 reflected the loss before taxes offset by additional discrete tax expense of $13.3 million for non-deductible transaction costs related to the REIT spin-off. The income tax benefit recorded for the six month period of 2015 also reflected the loss before taxes and additional discrete income tax benefits of $22.4 million to adjust our deferred taxes for the effects of the reorganization of certain of our subsidiaries, including Windstream Services, to limited liability companies completed during the first quarter of 2015. These benefits were offset by discrete tax expense totaling $16.7 million for the six month period for non-deductible transaction costs associated with the REIT spin-off. Our effective tax rate was 115.2 percent and 15.5 percent for the three and six month periods ended June 30, 2016, respectively, as compared to 30.2 percent and 41.7 percent in the same periods in 2015. The effective rates for the three and six month periods ended June 30, 2016 and June 30, 2015 were impacted by the discrete items discussed above.

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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger and integration costs, restructuring charges, stock-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain regulatory fees and centrally-managed administrative functions, such as accounting and finance, information technology, engineering, network management, legal and human resources, are not assigned to our segments. Interest expense and net gain (loss) on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in CS&L common stock consisting of dividend income, net gain on disposal and other-than-temporary impairment loss, as well as other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 12 to the consolidated financial statements for a reconciliation of total segment revenues and sales to consolidated revenues and sales and segment income to consolidated net income (loss).

CONSUMER AND SMALL BUSINESS - ILEC SEGMENT

As of June 30, 2016, the Consumer and Small Business - ILEC segment includes approximately 1.5 million residential and small business customers. This segment generated $792.4 million in revenue and $453.5 million in segment income, or contribution margin, during the first half of 2016.

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

During the second quarter of 2016, we increased Internet availability across all speed tiers and can now offer premium Internet speeds of 50 Mbps and higher to approximately 26 percent of our footprint. In addition, in 2016 we launched 1-Gigabit Internet service in four market areas to deliver faster speeds to more of our customer base. CAF Phase II funding will also support and expand our broadband capabilities to an additional 470,000 locations.

We expect increases in real-time streaming video and traditional Internet usage to drive demand for faster broadband speeds and generate increased revenues as customers upgrade their services. We also sell value-added Internet services, such as security and online back-up, to leverage our broadband capabilities.

Consumer and Small Business - ILEC Segment Results of Operations

The following table reflects the Consumer and Small Business - ILEC segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2016	2015	Amount	%	2016	2015	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$261.5	$258.7	$2.8	1	$522.6	$514.5	$8.1	2
Voice-only (b)	37.9	42.9	(5.0)	(12)	76.9	87.1	(10.2)	(12)
Video and miscellaneous	11.4	12.2	(0.8)	(7)	23.0	24.4	(1.4)	(6)
Total consumer	310.8	313.8	(3.0)	(1)	622.5	626.0	(3.5)	(1)
Small business - ILEC (c)	84.2	88.7	(4.5)	(5)	169.3	178.2	(8.9)	(5)
Total service revenues	395.0	402.5	(7.5)	(2)	791.8	804.2	(12.4)	(2)
Product sales	0.2	0.6	(0.4)	(67)	0.6	1.7	(1.1)	(65)
Total revenues and sales	395.2	403.1	(7.9)	(2)	792.4	805.9	(13.5)	(2)
Costs and expenses (d)	169.8	161.8	8.0	5	338.9	325.0	13.9	4
Segment income	$225.4	$241.3	$(15.9)	(7)	$453.5	$480.9	$(27.4)	(6)

(a)
Increases in high-speed Internet bundle revenues were primarily due to the continued migration of customers to higher speeds, targeted price increases, and implementation of a modem rental program during 2015, partially offset by declines in high-speed Internet customers. Demand for faster broadband speeds are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

(b)	Decreases in voice-only revenues were primarily attributable to the decline in households served due to the impacts of competition, partially offset by the effects of targeted price increases.

(c)	Decreases were primarily attributable to lower usage for voice and long-distance services and the decline in customers due to the impacts of competition.

(d)
The increases for both 2016 periods were primarily due to incremental engineering, contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers. In addition, costs and expenses for the six month period ended June 30, 2016 include incremental expenses to meet the FCC’s deadline of March 31, 2016 for broadband deployment to two-thirds of our required locations under CAF Phase I - Round 2.

The following table reflects the Consumer and Small Business - ILEC segment operating metrics:

	June 30,		Increase (Decrease)
(Thousands)	2016	2015	Amount	%
Consumer Operating Metrics:
Households served (a)	1,403.8	1,494.2	(90.4)	(6)
High-speed Internet customers (b)	1,075.8	1,120.8	(45)	(4)
Digital television customers (c)	342.0	372.5	(30.5)	(8)
Small Business - ILEC customers (d)	141.0	151.6	(10.6)	(7)

(a)
The decrease in the number of consumer households served was primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three and six month periods ended June 30, 2016, consumer households served decreased by 26,900 and 42,000, respectively, compared to decreases of 22,300 and 34,500 for the same periods in 2015.

(b)
The decrease in consumer high-speed Internet customers was primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink. As of June 30, 2016, we provided high-speed Internet service to approximately 77 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the three and six month periods ended June 30, 2016, consumer high-speed Internet customers decreased by 16,200 and 19,300, respectively, compared to decreases of 11,600 and 10,800 for the same periods in 2015.

(c)
For the three and six month periods ended June 30, 2016, digital television customers decreased by 8,100 and 17,300, respectively, compared to decreases of 6,300 and 12,800 for the same periods in 2015, primarily due to competition from other service providers.

(d)
The decrease in small business customers was primarily due to business closures and competition from cable companies. For the three and six month periods ended June 30, 2016, small business customers decreased by 3,300 and 5,800, respectively, compared to decreases of 4,300 and 8,600 for the same periods in 2015.

We expect the number of consumer households, consumer high-speed Internet customers, digital television subscribers and small business customers in our ILEC footprint to continue to be impacted by the effects of competition.

CARRIER SEGMENT

The Carrier segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale partners, including telecom companies, content providers, and cable and other network operators. The carrier business unit produced $323.1 million in revenue and $232.4 million in contribution margin for the first half of 2016.

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

Carrier Segment Results of Operations

The following table reflects the Carrier segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2016	2015	Amount	%	2016	2015	Amount	%
Revenues:
Core carrier (a) (c)	$129.6	$135.4	$(5.8)	(4)	$260.4	$273.8	$(13.4)	(5)
Wholesale (b)	18.9	20.4	(1.5)	(7)	38.6	40.1	(1.5)	(4)
Total core carrier and wholesale	148.5	155.8	(7.3)	(5)	299.0	313.9	(14.9)	(5)
Wireless TDM (c)	11.4	16.4	(5.0)	(30)	24.1	34.6	(10.5)	(30)
Total revenues	159.9	172.2	(12.3)	(7)	323.1	348.5	(25.4)	(7)
Costs and expenses (d)	45.2	48.3	(3.1)	(6)	90.7	94.4	(3.7)	(4)
Segment income	$114.7	$123.9	$(9.2)	(7)	$232.4	$254.1	$(21.7)	(9)

(a)	Core carrier revenues primarily include revenues from other carriers for special access circuits and fiber connections.

(b)	Wholesale revenues represent voice and data services sold to other carriers on a wholesale basis.

(c)
The decreases in these revenues were attributable to declines in special access charges for dedicated copper-based circuits as carriers migrate to fiber-based networks. We expect these revenues to be adversely impacted as carriers continue to migrate traffic to fiber-based connections.

(d)	The decreases were primarily related to lower interconnection expense due to a reduction in long distance usage by our wholesale customers.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first half of 2016, the Enterprise segment generated $1,022.4 million in revenue and $150.3 million in contribution margin.

Strategy

The strategy for our Enterprise business is to increase contribution margin by growing profitability, reducing costs and improving the customer experience. As one of the Country’s largest network providers, our nationwide presence and broad portfolio of customized solutions provide enterprise customers with a unique service model. We target enterprise customers generating between $5,000 to $100,000 in monthly revenue. This competitive differentiation combined with an agile sales and service model has enabled us to increase market share.

We believe we can drive meaningful improvements in our Enterprise margins by focusing on profitable growth, increasing sales on our own network facilities to reduce third party network access costs and improving of efficiency with system and process enhancements. We made progress on this goal in 2016 by increasing margins from 10 percent in the first quarter of 2015 to 16 percent in the second quarter of 2016 and we expect to further expand contribution margins to 20 percent over the next 3 years.

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

Enterprise Service Revenues

The following table reflects the Enterprise segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2016	2015	Amount	%	2016	2015	Amount	%
Revenues and sales:
Service revenues:
Voice and long distance (a)	$145.1	$149.9	$(4.8)	(3)	$293.2	$301.9	$(8.7)	(3)
Data and integrated services (b)	320.0	303.1	16.9	6	637.3	601.8	35.5	6
Miscellaneous	26.2	25.2	1.0	4	52.2	50.2	2.0	4
Total service revenues	491.3	478.2	13.1	3	982.7	953.9	28.8	3
Product sales (c)	18.0	31.7	(13.7)	(43)	39.7	59.3	(19.6)	(33)
Total revenues and sales	509.3	509.9	(0.6)	—	1,022.4	1,013.2	9.2	1
Costs and expenses (d)	429.5	462.3	(32.8)	(7)	872.1	913.7	(41.6)	(5)
Segment income	$79.8	$47.6	$32.2	68	$150.3	$99.5	$50.8	51

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

(c)
Decreases for both periods in 2016 were primarily due to our efforts to improve profitability by streamlining our product offerings and shifting our focus to high-value solutions for our customers designed to produce higher margins and recurring revenue streams.

(d)
Decreases were primarily related to reductions in headcount to increase operating efficiency and restructure our sales and customer service workforce to improve the overall customer experience, partially offset by an increase in customer access costs directly related to the growth in enterprise data and integrated services revenues.

The following table reflects the Enterprise segment operating metrics:

	June 30,		Increase (Decrease)
(Thousands)	2016	2015	Amount	%
Enterprise customers	26.8	26.0	0.8	3

Enterprise customers represent those customer relationships that generate $1,500 or more in revenue per month. Our enterprise customer base has remained relatively unchanged during 2016. For the three and six month periods ended June 30, 2016, Enterprise customers increased by 400 and 500, respectively, compared to decreases of 200 and 300 for the same periods in 2015.

SMALL BUSINESS - CLEC SEGMENT

Our Small Business - CLEC segment consists of small business customers residing outside of our ILEC footprint. During the first half of 2016, this segment generated revenue of $254.0 million and contribution margin of $82.5 million.

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

Small Business - CLEC Service Revenues

The following table reflects the Small Business - CLEC segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2016	2015	Amount	%	2016	2015	Amount	%
Service revenues (a)	$125.3	$141.9	$(16.6)	(12)	$254.0	$288.5	$(34.5)	(12)
Cost and expenses (b)	84.1	97.3	(13.2)	(14)	171.5	195.3	(23.8)	(12)
Segment income	$41.2	$44.6	$(3.4)	(8)	$82.5	$93.2	$(10.7)	(11)

(a)
The decreases were primarily due to the decline in customers discussed below, partially offset by targeted price increases. For 2016, we are focused on customer retention and selling incremental services to existing customers to enhance profitable revenue opportunities.

(b)	The decreases were primarily due to a decrease in network access costs directly related to the decline in customers.

The following table reflects the Small Business - CLEC segment operating metrics:

	June 30,		Increase (Decrease)
(Thousands)	2016	2015	Amount	%
Small Business - CLEC Customers	81.2	99.3	(18.1)	(18)

The decreases in small business customers were primarily due to business closures and competition from cable companies. For the three and six month periods ended June 30, 2016, small business customers decreased by 5,200 and 10,000, respectively, compared to decreases of 8,000 and 8,200 for the same periods in 2015.

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

In reforming the USF, the Order established the CAF, which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. CAF Phase I provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. In Round 2 of CAF Phase 1 incremental support, we were authorized to receive an additional $86.7 million in support for upgrades and new deployments of broadband service. Of the total amount of $86.7 million made available to us, we received $60.7 million in December 2013 and the remaining $26.0 million in the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding received. In July 2016, we reported to the FCC our compliance with its March 2016 deadline for broadband deployment to two-thirds of our required locations for Round 2. In July 2017, we will report to the FCC on our compliance with the March 2017 deadline for broadband deployment to 100 percent of our Round 2 locations and we expect to meet our match commitment for the program. The portion of capital expenditures funded by us are included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flow.

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

As part of the Order’s reform of intercarrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support is expected to decrease incrementally from $36.4 million in 2015 to an estimated $12.3 million in 2017, with a portion of the decrease offset by future increases in ARC revenues. Absent a change by the FCC to its current rules, the ARM will phase out annually in one-third increments, beginning in July 2017, and will be eliminated completely as of July 2019.

Set forth below is a summary of intercarrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Intercarrier compensation revenue	$35.3	$47.5	$71.2	$93.6
Federal universal service and CAF Phase II support	$48.5	$25.0	$97.0	$50.1

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are approximately 50 other such lawsuits against hundreds of defendants. All of the suits were consolidated in a single federal district court, which dismissed Verizon and Sprint’s federal law claims on November 17, 2015. In March 2016, the plaintiffs were denied permission to appeal the dismissal, which permission was required given certain procedural issues. Verizon and Sprint’s state law claims, and the defendants’ counterclaims for return of all withholdings (including those involving Windstream), are continuing in federal district court, along with a number of new lawsuits recently filed (but not involving Windstream). Rulings on several pending motions related to the new lawsuits could influence the direction of all of the suits. Additionally, the subject matter of the suits remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable, given the uncertainty concerning the ultimate venue of the disputes and the amount of traffic being disputed.

Last-Mile Access

Windstream is actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last mile” facilities we need to serve retail business data service (i.e., special access) customers through our competitive companies. In 2015, we incurred approximately $1.4 billion in interconnection expense and most of that was attributable to last-mile access. For the vast majority of our customers, last mile facilities, the wires (“loops”) to a customer location from a central office, are not economic for Windstream to duplicate through its own investment and are not available from providers other than the incumbent carrier. Therefore, we often lease those connections from incumbent carriers as one of two distinct product types: either unbundled network elements (“UNEs”), which by law are not available in all areas but are subject to strict regulatory standards, or business data service inputs, widely available from incumbents but subject to more flexible regulatory standards. Windstream’s purchase of business data service inputs may be subject to volume and term commitments and associated fees and penalties; without further FCC action, Windstream may be subject to significant penalties for failure to meet the TDM-specific commitments found in incumbent special access pricing plans. FCC proceedings addressing business data services include a comprehensive review of business data service rules, begun in 2012 with an FCC order finding that the rules the FCC has had in place since 1999 were not working as intended. Another has been an FCC Wireline Competition Bureau investigation, commenced in October 2015, into whether the volume and term commitments and associated fees and penalties contained in specified incumbent special access pricing plans are anti-competitive, comport with applicable law or impede the forthcoming technology transition. While this investigation now is largely closed, the FCC’s consideration of appropriate regulation of rates, terms, and conditions is on-going, and we are not able to predict what the ultimate impact will be of the FCC’s determinations on these issues.
State Regulation and Legislation

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three and six month periods ended, 2016, we recognized $24.3 million and $48.4 million, respectively, in state USF revenue, which included approximately $13.1 million and $26.4 million, respectively, from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the six month period ended June 30, 2016, we received $23.2 million from the large company program and $3.2 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas Public Utility Commission (“PUC”), the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

Legislation adopted in Texas in 2013 requires reduction in USF support absent a demonstration of need for continued support through a two-step process which considers the level of competition and our expenses in the current supported exchanges. We have four operating companies in Texas - one company that is part of the large company fund, which would face reductions in support beginning in 2017 absent a demonstration of need, and three companies that are part of the small company fund that would face reductions in support beginning in 2018 absent a demonstration of need.

For the large company fund, we filed a “needs test petition” in December 2015 to retain $42.2 million in USF support for 153 exchanges served by one of our operating companies. The petition was granted in May 2016 and became final in June 2016.

For the small company fund, we have three operating companies that serve 42 exchanges that will receive support of approximately $6.4 million in 2016 and $5.4 million in 2017. We are still evaluating how each of the companies will fare under the PUC’s needs test which applies a two-step test:  step one - loss of support in exchanges where an unsubsidized wireline competitor offers facilities-based service in 75 percent or more of the square miles of the exchange; and step two - a proportional reduction in support in exchanges wherein USF support exceeds 80 percent of our total operating expenses for the exchanges. The deadline for filing petitions to preserve support in the remaining exchanges is December 31, 2016. Any resulting reductions in support will occur in 2018.

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

In Nebraska, where we received $5.3 million from the state high cost fund in 2015, the Public Service Commission (“PSC”) announced reforms during the third quarter of 2015, for price-cap carriers that would freeze 2016 support at 2015 levels - with 50 percent allocated to ongoing operations and 50 percent allocated to broadband projects that must be pre-approved by the PSC. In November 2015, the PSC announced that it planned to reconsider the allocations, but in the interim, support would continue to flow based on the reforms, subject to true-ups if there is a change in the allocation amounts. On July 12, 2016, the PSC issued an order upholding the 2016 amounts initially allocated to Windstream and stating that the support amounts are final and not subject to any true-ups. The PSC also announced that it planned to initiate another proceeding seeking comment on further reforms of the high-cost support mechanism for all carriers. It is difficult to predict the impact, if any, that might result from future reforms.

In South Carolina, the legislature completed its reform of universal service passing legislation in May 2016 that expands the contribution base to include wireless providers and combines the Transition Service Fund (an access replacement fund) with the permanent Universal Service Fund and freezes the combined fund at 2015 levels. This reform preserves Windstream’s $2.0 million in annual receipts.

Universal service reform is also possible in other states including Oklahoma and Pennsylvania. Annually, we receive $3.4 million annually from the Oklahoma fund and $13.3 million from the Pennsylvania fund. We cannot estimate at this time the financial impact that would result from changes, if any, to these other state funds.

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

From time to time, we may seek transactions to optimize our capital structure, including entering into transactions to repurchase or redeem our outstanding indebtedness (including by means of open market purchases, privately negotiated repurchases, tender offers and/or redemptions pursuant to the debt’s terms), or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense. Our ability to consummate any such transaction will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any of these transactions could impact our financial results. We cannot assure you if or when we will consummate any such transactions or the terms of any such transaction.

We have evaluated and we continue to evaluate possible acquisition and disposition transactions on an on-going basis. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions and/or dispositions. We cannot assure you if or when we will consummate any such transaction or the terms of any such transaction.

Our cash position increased by $10.3 million to $41.6 million at June 30, 2016, from $31.3 million at December 31, 2015, as compared to an increase of $19.2 million during the same period in 2015. Cash inflows in the six month period ended June 30, 2016 were primarily from operating activities and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, repurchases of our common stock, and payments under lease obligations.

Historical Cash Flows

The following table summarizes our cash flow activities for the six month period ended June 30:

(Millions)	2016	2015
Cash flows provided from (used in):
Operating activities	$424.5	$380.0
Investing activities	(508.4)	(456.9)
Financing activities	94.2	96.1
Increase in cash and cash equivalents	$10.3	$19.2

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $44.5 million in the six month period ended June 30, 2016, as compared to the same period in 2015. The increase was primarily attributable to improved operating results reflecting additional subsidy revenues received from the CAF Phase II, growth in enterprise revenues, reductions in operating expenses due to strong expense management and lower merger and integration costs. Favorable changes in working capital due to timing differences in the collection of trade receivables and payment of current liabilities also contributed to the growth in operating cash flows during 2016. These increases were partially offset by additional interest expense of $156.3 million attributable to the master lease agreement with CS&L.

We are currently utilizing net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations during 2016. As a result, we expect cash income tax payments to be approximately $10.0 million in 2016.

On May 12, 2016, our shareholders ratified a shareholder rights plan, previously adopted by Windstream Holdings’ board of directors. The plan is designed to protect our NOLs from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carry forwards in the future. The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream Holdings common stock from the rights plan, if such acquisition would not limit or impair the availability of our NOLs.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities increased $51.5 million in the six month period ended June 30, 2016, as compared to the same period in 2015, primarily due to increased capital expenditures, further discussed below.

Capital expenditures were $510.3 million for the six month period ended June 30, 2016 compared to $444.3 million for the same period in 2015, an increase of $66.0 million. During the first six months of 2016, the majority of our capital spend was directed toward fiber expansion and consumer broadband upgrades of our network. Capital expenditures for the first half of 2016 also include $70.6 million of incremental spend related to Project Excel, a capital program begun in late 2015 that accelerates our plans to upgrade our broadband network by the end of 2016 funded by a portion of the proceeds from the sale of the data center business.

Excluding approximately $200.0 million in capital expenditures related to Project Excel, we expect total 2016 capital expenditures to range between $800.0 million to $850.0 million.

Cash Flows - Financing Activities

Cash provided from financing activities was $94.2 million for the six month period ended June 30, 2016 compared to $96.1 million for the same period in 2015, a decrease of $1.9 million.

Proceeds from new issuances of long-term debt during the first six months of 2016 were $1,925.0 million which consisted of new borrowings of $600.0 million under Tranche B6 of Windstream Services’ senior secured credit facility, which were issued at a discount, and the incurrence of new borrowings of $1,340.0 million under the revolving line of credit. Comparatively, proceeds from new issuances of long-term debt were $1,100.0 million during the first half of 2015 and consisted solely of new borrowings under the revolving line of credit.

Debt repayments for the six months ended June 30, 2016 totaled $1,631.5 million and primarily consisted of cash outlays totaling $773.9 million in connection with the repurchase of the 2017 Notes under a cash tender offer and other open market repurchases of senior unsecured notes. During the first half of 2016, Windstream Services also repaid $843.0 million of borrowings under its revolving line of credit. Comparatively, debt repayments for the six month period ended June 30, 2015 principally consisted of the redemption of the $400.0 million 2018 Notes and $450.0 million PAETEC 2018 Notes, repayment of borrowings under the revolving line of credit of $492.8 million and the pay-off of the remaining principal balance of $241.8 million of Tranche B4 under the senior secured credit facility.

During the first half of 2016, dividends paid to shareholders were $29.5 million, which was a decrease of $313.1 million, as compared to the same period in 2015, reflecting the decline in our quarterly dividend rate following the REIT spin-off. On August 3, 2016, we declared a cash dividend of $.15 per share on our common stock which is payable on October 17, 2016, to shareholders of record on September 30, 2016.
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

As of June 30, 2016, we had $4,743.5 million in long-term debt outstanding, including current maturities (see Note 2). As of June 30, 2016, the amount available for borrowing under Windstream Services’ revolving line of credit was $1,102.0 million.

As of June 30, 2016, Windstream Services had approximately $559.4 million of restricted payment capacity as governed by its senior secured credit facility. Following the completion of the spin-off and amendment of the credit facility on April 24, 2015, Windstream Services’ credit agreement was amended to (i) reset the restricted payment capacity to $750 million and (ii) among other things, exclude the master lease payment as a future restricted payment. The restricted payment capacity may limit the amount of dividends Windstream Services may distribute to Windstream Holdings to fund future dividend payments to Windstream Holdings’ shareholders. Under terms of the credit facility, payments required under the master lease are deducted from OIBDA. Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2016, Windstream Services was in compliance with all debt covenants and restrictions.

Windstream Services’ senior secured credit facility and its indentures include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at June 30, 2016:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$4,743.5
Capital leases, including current maturities	22.2
Total long term debt and capital leases	$4,765.7
Operating income, last twelve months	$624.3
Depreciation and amortization, last twelve months	1,297.0
Other expense adjustments required by the credit facility and indentures (a)	(508.3)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,413.0
Leverage ratio (b)	3.37
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,413.0
Interest expense, last twelve months	$891.7
Adjustments required by the credit facility and indentures (c)	(521.7)
Adjusted interest expense	$370.0
Interest coverage ratio (d)	3.82
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility and indentures primarily consist of the inclusion of the annual cash rental payment due under the master lease agreement with CS&L and the exclusion of pension and share-based compensation expense, and merger, integration and restructuring charges.

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

Credit Ratings

As of June 30, 2016, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

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

Contractual Obligations and Commitments

As a result of the issuance of $600.0 million in a new secured term loan, repurchases of $835.7 million of long-term debt and the completion of the debt-for-equity exchange during the first six months of 2016, Windstream Services’ long-term debt obligations changed from December 31, 2015. The table below presents Windstream Services’ long-term debt obligations as of June 30, 2016 reflecting these changes:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$11.9	$393.3	$1,963.0	$2,445.3	$4,813.5
Interest payments on long-term debt obligations (b)	322.7	596.5	500.5	280.1	1,699.8
Total	$334.6	$989.8	$2,463.5	$2,725.4	$6,513.3

(a)	Excludes $(8.9) million of unamortized net discounts and $61.1 million of unamortized debt issuance costs included in long-term debt at June 30, 2016.

(b)	Variable rates on Tranche B5 and B6 of the senior secured credit facility are calculated in relation to one-month LIBOR, which was 0.45 percent at June 30, 2016.

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

Operating income before depreciation and amortization to GAAP operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2016	2015	2016	2015
Operating income	$154.6	$79.3	$312.3	$199.2
Depreciation and amortization	308.2	341.8	613.0	682.5
OIBDA (a)	$462.8	$421.1	$925.3	$881.7

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the true earnings capacity of providing telecommunications services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include evaluating the collectability of trade receivables, calculating depreciation and amortization expense, assessing goodwill for impairment, accounting for pension benefits, determining the fair values of derivative instruments, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the six month period ended June 30, 2016.
Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1.

•	Revenue Recognition

•	Fair Value Measurement Disclosures

•	Pension Plan Investment Disclosures

•	Valuation of Inventory

•	Leases

•	Derivatives and Hedging

•	Employee Share-Based Payment Accounting

•	Financial Instruments - Credit Losses

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our expectation to return a portion of our cash flow to shareholders through our dividend; expectations regarding our “network first” strategy to improve financial performance and increase market share; expectations regarding revenue trends and improving margins in our business segments; network cost optimization; stability and growth in adjusted OIBDA; expected levels of support from universal service funds or other government programs; expected rates of loss of consumer households served or inter-carrier compensation; expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds; expectations regarding expanding IPTV and 1 Gbps services to more locations and expanding our carrier network; our expected ability to fund operations; expected required contributions to our pension plan; the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and forecasted capital expenditure amounts related to these investments; anticipated benefits of Project Excel to improve network capabilities; anticipated capital expenditures and certain debt maturities from cash flows from operations; and expected effective federal income tax rates. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

•
the potential for incumbent carriers to impose monetary penalties for failure to meet specific volume and term commitments under their special access pricing plans, which Windstream uses to lease last-mile connections to serve its retail business data service customers, without further FCC action;

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
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk. Following the disposition of our investment in CS&L common stock, we no longer have exposure to changes in marketable equity security prices. We continue to have exposure to market risk from changes in interest rates. Because we do not operate in foreign countries denominated in foreign currencies, we are not exposed to foreign currency risk. We have estimated our market risk using sensitivity analysis. The results of the sensitivity analysis are further discussed below. Actual results may differ from our estimates.

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

As of June 30, 2016, Windstream Services has entered into three pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2019. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 3 to the consolidated financial statements.

As of June 30, 2016 and 2015, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $623.7 million, and $386.2 million, or approximately 13.0 percent and 6.8 percent of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $6.2 million and $3.9 million for the six month periods ended June 30, 2016 and 2015, respectively. Actual results may differ from this estimate.

.

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

In addition, numerous copyright holders represented by RightsCorp, Inc. (“RightsCorp”) have asserted that our customers have utilized our services to allegedly illegally download and share alleged copyrighted material via peer-to-peer or “filesharing” programs. These holders maintain that Windstream is responsible for alleged infringement because after notification, Windstream did not shut off service to customers alleged to be repeat infringers, and, further, that Windstream may not claim safe harbor pursuant to the Digital Millennium Copyright Act of 1998. On June 27, 2016, Windstream filed a complaint for declaratory judgment in the United States District Court - Southern District of New York against RightsCorp and BMG Rights Management (US) LLC, a client of RightsCorp, seeking a declaration that it is not liable under applicable laws for any alleged copyright infringement and that the defendants are not entitled to any alleged damages from Windstream for alleged copyright infringement.

We believe that we have valid defenses to the claims asserted in the lawsuit and the claims asserted by RightsCorp and its client that are the subject matter of Windstream’s declaratory action, and we plan to vigorously defend the claims being pursued against us in both matters. While the ultimate resolution of the matters is not currently predictable, if there are adverse rulings against Windstream in either of these two matters, either ruling could constitute a material adverse outcome on the future consolidated results of our income, cash flows, or financial condition.
We are party to various legal proceedings and the ultimate resolution of these legal proceedings cannot be determined at this time. However, based on current circumstances, management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on the future consolidated results of our income, cash flows or financial condition.
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
Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 73.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrants have duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)
August 4, 2016	August 4, 2016

WINDSTREAM HOLDINGS, INC. WINDSTREAM SERVICES, LLC FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.