Form 10-Q
period 2016-09-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2016-11-07
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 31, 2016, 96,114,653 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

The Exhibit Index is located on page 77.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2016	2015	2016	2015
Revenues and sales:
Service revenues	$1,318.9	$1,451.2	$3,990.8	$4,210.2
Product sales	26.0	47.4	87.1	128.1
Total revenues and sales	1,344.9	1,498.6	4,077.9	4,338.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	677.5	703.9	2,013.5	2,069.1
Cost of products sold	21.5	41.5	74.6	111.8
Selling, general and administrative	190.1	215.8	590.8	656.5
Depreciation and amortization	321.0	350.5	934.0	1,033.0
Merger and integration costs	2.9	3.1	10.5	74.5
Restructuring charges	2.5	5.3	12.8	15.7
Total costs and expenses	1,215.5	1,320.1	3,636.2	3,960.6
Operating income	129.4	178.5	441.7	377.7
Dividend income on CS&L common stock	—	17.6	17.6	30.6
Other income (expense), net	0.6	(0.2)	(2.5)	7.9
Net (loss) gain on disposal of investment in CS&L common stock	(2.1)	—	15.2	—
Net (loss) gain on early extinguishment of debt	(20.1)	7.6	(18.0)	(35.8)
Other-than-temporary impairment loss on investment in CS&L common stock	—	—	(181.9)	—
Interest expense	(216.4)	(230.2)	(653.5)	(588.8)
Loss before income taxes	(108.6)	(26.7)	(381.4)	(208.4)
Income tax benefit	(42.4)	(19.5)	(84.8)	(95.3)
Net loss	$(66.2)	$(7.2)	$(296.6)	$(113.1)
Basic and diluted loss per share:
Net loss	($.72)	($.08)	($3.19)	($1.16)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Net loss	$(66.2)	$(7.2)	$(296.6)	$(113.1)
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (loss) gain arising during the period	—	(200.4)	156.1	(309.7)
Gain on disposal recognized in the period	—	—	(51.5)	—
Other-than-temporary impairment loss recognized in the period	—	—	181.9	—
Change in available-for-sale securities	—	(200.4)	286.5	(309.7)
Interest rate swaps:
Unrealized loss on designated interest rate swaps	(5.9)	(25.4)	(17.5)	(13.1)
Amortization of net unrealized losses on de-designated interest rate swaps	0.8	2.9	3.0	10.0
Income tax benefit	1.9	8.7	5.6	1.2
Change in interest rate swaps	(3.2)	(13.8)	(8.9)	(1.9)
Postretirement and pension plans:
Change in net actuarial gain (loss) for employee benefit plans	0.1	—	0.5	(0.6)
Plan curtailment	—	(3.0)	(5.5)	(16.4)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	0.2	0.2	0.7
Amortization of prior service credits	(0.3)	(0.8)	(0.9)	(3.4)
Income tax benefit	—	1.6	2.2	7.5
Change in postretirement and pension plans	(0.1)	(2.0)	(3.5)	(12.2)
Other comprehensive (loss) income	(3.3)	(216.2)	274.1	(323.8)
Comprehensive loss	$(69.5)	$(223.4)	$(22.5)	$(436.9)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$61.4	$31.3
Accounts receivable (less allowance for doubtful
accounts of $29.3 and $33.1, respectively)	649.7	643.9
Inventories	80.3	79.5
Prepaid expenses and other	129.6	120.6
Total current assets	921.0	875.3
Goodwill	4,213.6	4,213.6
Other intangibles, net	1,365.3	1,504.7
Net property, plant and equipment	5,238.8	5,279.8
Investment in CS&L common stock	—	549.2
Other assets	84.9	95.5
Total Assets	$11,823.6	$12,518.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13.4	$5.9
Current portion of long-term lease obligations	164.5	152.7
Accounts payable	327.8	430.1
Advance payments and customer deposits	183.9	193.9
Accrued taxes	77.6	84.1
Accrued interest	93.1	78.4
Other current liabilities	288.1	322.0
Total current liabilities	1,148.4	1,267.1
Long-term debt	4,852.7	5,164.6
Long-term lease obligations	4,875.7	5,000.4
Deferred income taxes	199.7	287.4
Other liabilities	496.8	492.2
Total liabilities	11,573.3	12,211.7
Commitments and Contingencies (See Note 14)
Shareholders’ Equity:
Common stock, $.0001 par value, 166.7 shares authorized,
96.1 and 96.7 shares issued and outstanding, respectively	—	—
Additional paid-in capital	569.3	602.9
Accumulated other comprehensive loss	(10.3)	(284.4)
Accumulated deficit	(308.7)	(12.1)
Total shareholders’ equity	250.3	306.4
Total Liabilities and Shareholders’ Equity	$11,823.6	$12,518.1

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2016	2015
Cash Flows from Operating Activities:
Net loss	$(296.6)	$(113.1)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	934.0	1,033.0
Provision for doubtful accounts	33.1	37.1
Share-based compensation expense	31.8	42.9
Deferred income taxes	(80.0)	(103.3)
Net gain on disposal of investment in CS&L common stock	(15.2)	—
Noncash portion of net loss on early extinguishment of debt	(51.9)	(15.0)
Other-than-temporary impairment loss on investment in CS&L common stock	181.9	—
Amortization of unrealized losses on de-designated interest rate swaps	3.0	10.0
Plan curtailment	(5.5)	(16.5)
Other, net	1.2	(13.0)
Changes in operating assets and liabilities, net
Accounts receivable	(35.9)	(58.9)
Prepaid income taxes	(9.7)	4.3
Prepaid expenses and other	17.9	(9.1)
Accounts payable	(91.3)	(37.9)
Accrued interest	14.8	34.2
Accrued taxes	(6.4)	(2.0)
Other current liabilities	18.3	8.2
Other liabilities	(10.9)	(3.8)
Other, net	(10.5)	(40.8)
Net cash provided from operating activities	622.1	756.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(753.4)	(744.4)
Proceeds from the sale of property	6.3	—
Grant funds received for broadband stimulus projects	—	23.5
Network expansion funded by Connect America Fund - Phase I	—	(67.4)
Change in restricted cash	—	6.7
Other, net	(6.5)	8.9
Net cash used in investing activities	(753.6)	(772.7)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(44.1)	(354.1)
Payment received from CS&L in spin-off	—	1,035.0
Repayments of debt and swaps	(2,919.6)	(2,098.6)
Proceeds of debt issuance	3,340.0	1,620.0
Debt issuance costs	(12.3)	(4.3)
Stock repurchases	(28.9)	(20.0)
Payments under long-term lease obligations	(113.2)	(59.3)
Payments under capital lease obligations	(53.1)	(24.7)
Other, net	(7.2)	(8.2)
Net cash provided from financing activities	161.6	85.8
Increase in cash and cash equivalents	30.1	69.4
Cash and Cash Equivalents:
Beginning of period	31.3	27.8
End of period	$61.4	$97.2
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$629.3	$545.0
Income taxes paid, net	$8.3	$0.8

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2015	$602.9	$(284.4)	$(12.1)	$306.4
Net loss	—	—	(296.6)	(296.6)
Other comprehensive income (loss), net of tax:
Change in available-for-sale securities	—	286.5	—	286.5
Change in postretirement and pension plans	—	(3.5)	—	(3.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	1.9	—	1.9
Change in designated interest rate swaps	—	(10.8)	—	(10.8)
Comprehensive income (loss)	—	274.1	(296.6)	(22.5)
Share-based compensation	16.8	—	—	16.8
Stock options exercised	0.5	—	—	0.5
Stock issued for management incentive compensation plans	5.6	—	—	5.6
Stock issued to employee savings plan (See Note 5)	24.0	—	—	24.0
Stock repurchases	(28.9)	—	—	(28.9)
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Dividends of $.45 per share declared to shareholders	(43.6)	—	—	(43.6)
Balance at September 30, 2016	$569.3	$(10.3)	$(308.7)	$250.3

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Revenues and sales:
Service revenues	$1,318.9	$1,451.2	$3,990.8	$4,210.2
Product sales	26.0	47.4	87.1	128.1
Total revenues and sales	1,344.9	1,498.6	4,077.9	4,338.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	677.5	703.9	2,013.5	2,069.1
Cost of products sold	21.5	41.5	74.6	111.8
Selling, general and administrative	189.8	215.5	589.4	654.9
Depreciation and amortization	321.0	350.5	934.0	1,033.0
Merger and integration costs	2.9	3.1	10.5	74.5
Restructuring charges	2.5	5.3	12.8	15.7
Total costs and expenses	1,215.2	1,319.8	3,634.8	3,959.0
Operating income	129.7	178.8	443.1	379.3
Dividend income on CS&L common stock	—	17.6	17.6	30.6
Other income (expense), net	0.6	(0.2)	(2.5)	7.9
Net (loss) gain on disposal of investment in CS&L common stock	(2.1)	—	15.2	—
Net (loss) gain on early extinguishment of debt	(20.1)	7.6	(18.0)	(35.8)
Other-than-temporary impairment loss on investment in CS&L common stock	—	—	(181.9)	—
Interest expense	(216.4)	(230.2)	(653.5)	(588.8)
Loss before income taxes	(108.3)	(26.4)	(380.0)	(206.8)
Income tax benefit	(42.3)	(19.4)	(84.3)	(94.7)
Net loss	$(66.0)	$(7.0)	$(295.7)	$(112.1)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Net loss	$(66.0)	$(7.0)	$(295.7)	$(112.1)
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (loss) gain arising during the period	—	(200.4)	156.1	(309.7)
Gain on disposal recognized in the period	—	—	(51.5)	—
Other-than-temporary impairment loss recognized in the period	—	—	181.9	—
Change in available-for-sale securities	—	(200.4)	286.5	(309.7)
Interest rate swaps:
Unrealized loss on designated interest rate swaps	(5.9)	(25.4)	(17.5)	(13.1)
Amortization of net unrealized losses on de-designated interest rate swaps	0.8	2.9	3.0	10.0
Income tax benefit	1.9	8.7	5.6	1.2
Change in interest rate swaps	(3.2)	(13.8)	(8.9)	(1.9)
Postretirement and pension plans:
Change in net actuarial gain (loss) for employee benefit plans	0.1	—	0.5	(0.6)
Plan curtailment	—	(3.0)	(5.5)	(16.4)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	0.2	0.2	0.7
Amortization of prior service credits	(0.3)	(0.8)	(0.9)	(3.4)
Income tax benefit	—	1.6	2.2	7.5
Change in postretirement and pension plans	(0.1)	(2.0)	(3.5)	(12.2)
Other comprehensive (loss) income	(3.3)	(216.2)	274.1	(323.8)
Comprehensive loss	$(69.3)	$(223.2)	$(21.6)	$(435.9)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$61.4	$31.3
Accounts receivable (less allowance for doubtful
accounts of $29.3 and $33.1, respectively)	649.7	643.9
Inventories	80.3	79.5
Prepaid expenses and other	129.6	120.6
Total current assets	921.0	875.3
Goodwill	4,213.6	4,213.6
Other intangibles, net	1,365.3	1,504.7
Net property, plant and equipment	5,238.8	5,279.8
Investment in CS&L common stock	—	549.2
Other assets	84.9	95.5
Total Assets	$11,823.6	$12,518.1
Liabilities and Member Equity
Current Liabilities:
Current maturities of long-term debt	$13.4	$5.9
Current portion of long-term lease obligations	164.5	152.7
Accounts payable	327.8	430.1
Advance payments and customer deposits	183.9	193.9
Payable to Windstream Holdings, Inc.	14.9	15.1
Accrued taxes	77.6	84.1
Accrued interest	93.1	78.4
Other current liabilities	273.2	306.9
Total current liabilities	1,148.4	1,267.1
Long-term debt	4,852.7	5,164.6
Long-term lease obligations	4,875.7	5,000.4
Deferred income taxes	199.7	287.4
Other liabilities	496.8	492.2
Total liabilities	11,573.3	12,211.7
Commitments and Contingencies (See Note 14)
Member Equity:
Additional paid-in capital	565.8	600.3
Accumulated other comprehensive loss	(10.3)	(284.4)
Accumulated deficit	(305.2)	(9.5)
Total member equity	250.3	306.4
Total Liabilities and Member Equity	$11,823.6	$12,518.1

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2016	2015
Cash Flows from Operating Activities:
Net loss	$(295.7)	$(112.1)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	934.0	1,033.0
Provision for doubtful accounts	33.1	37.1
Share-based compensation expense	31.8	42.9
Deferred income taxes	(80.0)	(103.3)
Net gain on disposal of investment in CS&L common stock	(15.2)	—
Noncash portion of net loss on early extinguishment of debt	(51.9)	(15.0)
Other-than-temporary impairment loss on investment in CS&L common stock	181.9	—
Amortization of unrealized losses on de-designated interest rate swaps	3.0	10.0
Plan curtailment	(5.5)	(16.5)
Other, net	1.2	(13.0)
Changes in operating assets and liabilities, net
Accounts receivable	(35.9)	(58.9)
Prepaid income taxes	(9.7)	4.3
Prepaid expenses and other	17.9	(9.1)
Accounts payable	(91.3)	(37.9)
Accrued interest	14.8	34.2
Accrued taxes	(6.4)	(2.0)
Other current liabilities	18.3	8.2
Other liabilities	(10.9)	(3.8)
Other, net	(10.5)	(40.8)
Net cash provided from operating activities	623.0	757.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(753.4)	(744.4)
Proceeds from the sale of property	6.3	—
Grant funds received for broadband stimulus projects	—	23.5
Network expansion funded by Connect America Fund - Phase I	—	(67.4)
Change in restricted cash	—	6.7
Other, net	(6.5)	8.9
Net cash used in investing activities	(753.6)	(772.7)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(73.9)	(375.1)
Payment received from CS&L in spin-off	—	1,035.0
Repayments of debt and swaps	(2,919.6)	(2,098.6)
Proceeds of debt issuance	3,340.0	1,620.0
Debt issuance costs	(12.3)	(4.3)
Payments under long-term lease obligations	(113.2)	(59.3)
Payments under capital lease obligations	(53.1)	(24.7)
Other, net	(7.2)	(8.2)
Net cash provided from financing activities	160.7	84.8
Increase in cash and cash equivalents	30.1	69.4
Cash and Cash Equivalents:
Beginning of period	31.3	27.8
End of period	$61.4	$97.2
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$629.3	$545.0
Income taxes paid (refunded), net	$8.3	$0.8

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENT OF MEMBER EQUITY (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2015	$600.3	$(284.4)	$(9.5)	$306.4
Net loss	—	—	(295.7)	(295.7)
Other comprehensive income (loss), net of tax:
Change in available-for-sale securities	—	286.5	—	286.5
Change in postretirement and pension plans	—	(3.5)	—	(3.5)
Amortization of unrealized losses on de-designated interest rate swaps	—	1.9	—	1.9
Change in designated interest rate swaps	—	(10.8)	—	(10.8)
Comprehensive income (loss)	—	274.1	(295.7)	(21.6)
Share-based compensation	16.8	—	—	16.8
Stock options exercised	0.5	—	—	0.5
Stock issued for management incentive compensation plans	5.6	—	—	5.6
Stock issued to employee savings plan (See Note 5)	24.0	—	—	24.0
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Distributions payable to Windstream Holdings, Inc.	(73.4)	—	—	(73.4)
Balance at September 30, 2016	$565.8	$(10.3)	$(305.2)	$250.3

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

Description of Business – We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and wholesale customers across the United States. We offer bundled services, including broadband, security solutions, voice and digital television to consumers. We also provide data, cloud solutions, unified communications and managed services to business and enterprise clients. We supply core transport solutions on a local and long-haul fiber-optic network spanning approximately 129,000 miles.

Consumer service revenues are generated from the provisioning of high-speed Internet, voice and video services to consumers. Small business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to small business customers. Wholesale revenues include revenues from other communications services providers for special access circuits and fiber connections, voice and data transport services, and revenues from the reselling of our services. Enterprise service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services provided to enterprise customers. Regulatory revenues include switched access revenues, federal and state Universal Service Fund (“USF”) revenues and amounts received from Connect America Fund - Phase II. Other service revenues include USF surcharge revenues, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise.

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

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net loss or comprehensive loss.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Fair Value Measurement Disclosures – In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent), which amends certain fair value measurement disclosures. The standard removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and also removes certain related disclosure requirements. ASU 2015-07 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 31, 2015, with early adoption permitted. Adoption of ASU 2015-07 will impact certain annual disclosures related to our qualified pension plan assets, but otherwise is not expected to have a material impact on our consolidated financial statements.

Valuation of Inventory – In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The updated guidance requires that an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 should be applied on a prospective basis and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not expect that the adoption of ASU 2015-11 will have a material impact to our consolidated results of operations, financial position or cash flows.

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

Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows, including among others, debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The standard also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use of the underlying cash flows. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the timing of adoption and the impact the new standard will have on our consolidated statement of cash flows.

2. Long-term Debt:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	September 30, 2016	December 31, 2015
Issued by Windstream Services:
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	$573.8	$578.2
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	747.0	—
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	625.0	300.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017	—	904.1
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	809.3	920.4
2022 Notes – 7.500%, due June 1, 2022	441.2	485.9
2023 Notes – 7.500%, due April 1, 2023	343.5	540.1
2023 Notes – 6.375%, due August 1, 2023	585.7	700.0
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b)	100.0	100.0
(Discount) premium on long-term debt, net (c)	(5.9)	4.6
Unamortized debt issuance costs (c)	(53.5)	(62.8)
	4,866.1	5,170.5
Less current maturities	(13.4)	(5.9)
Total long-term debt	$4,852.7	$5,164.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Long-term Debt, Continued:

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

(b)	These bonds are secured equally with the senior secured credit facility with respect to the assets of Windstream Holdings of the Midwest, Inc.

(c)	The net (discount) premium balance and unamortized debt issuance costs are amortized using the interest method over the life of the related debt instrument.

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

On September 30, 2016, Windstream Services repriced at par $597.0 million of borrowings outstanding under Tranche B6 and issued at par an incremental $150.0 million of borrowings under Tranche B6. In connection with the repricing, Windstream Services incurred $6.7 million in arrangement, legal and other fees. Based on an analysis of participating creditors, Windstream Services concluded that a portion of the repricing transaction should be accounted for as a new debt issuance, a portion as a debt modification, and the remainder as a debt extinguishment. As a result, $0.6 million of the arrangement, legal and other fees were recorded as debt issuance costs, with the remaining $6.1 million charged to interest expense in accordance with debt modification accounting. At the time of the repricing transaction, unamortized debt issuance and discount related to the original issuance of Tranche B6 term loan totaled $24.4 million, of which $3.1 million were included in the loss on debt extinguishment recognized in the third quarter of 2016, while the remaining $21.3 million continue to be deferred and amortized to interest expense over the remaining life of the term loan in accordance with debt modification accounting.

On April 24, 2015, Windstream Services had previously amended its existing senior secured credit facility to include a revolving line of credit in an aggregate principal amount of $1,250.0 million and Tranche B5 term loan. The amended credit facility provides that Windstream Services may seek to obtain incremental revolving or term loans in an unlimited amount subject to maintaining a maximum secured leverage ratio and other customary conditions, including obtaining commitments and pro forma compliance with financial maintenance covenants consisting of a maximum debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum interest coverage ratio. In addition, Windstream Services may request extensions of the maturity date under any of its existing revolving or term loan facilities.

Interest rates applicable to the Tranche B5 term loan are, at Windstream Services’ option, equal to either a base rate plus a margin of 1.75 percent per annum or London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75 percent per annum. LIBOR and the base rate for the Tranche B5 term loan shall at no time be less than 0.75 percent and 1.75 percent, respectively. As a result of the September 30, 2016 repricing discussed above, interest rates applicable to the Tranche B6 decreased 1.00 percent from LIBOR plus 5.00 percent per annum to LIBOR plus 4.00 percent per annum. Windstream Services retained the option to have interest on Tranche B6 be equal to a base rate plus a margin of 4.00 percent per annum. LIBOR and the base rate for the Tranche B6 term loan shall at no time be less than 0.75 percent and 4.00 percent, respectively. Tranche B5 and B6 term loans made under the credit facility are subject to quarterly amortization payments in an aggregate amount equal to 0.25 percent of the initial principal amount of such term loans, with the remaining balance payable on August 8, 2019 and March 29, 2021, respectively. The senior secured credit facility is guaranteed, jointly and severally, by certain of Windstream Services’ wholly owned subsidiaries.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Long-term Debt, Continued:

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

During the first nine months of 2016, Windstream Services borrowed $2,605.0 million under the revolving line of credit in its senior secured credit facility and retired $2,280.0 million of these borrowings through September 30, 2016. Considering letters of credit of $24.2 million, the amount available for borrowing under the revolving line of credit was $600.8 million at September 30, 2016.

During the first nine months of 2016, the variable interest rate on the revolving line of credit ranged from 2.25 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.54 percent during the period. Comparatively, the variable interest rate ranged from 2.19 percent to 4.50 percent during the first nine months of 2015, with a weighted average rate on amounts outstanding during the period of 2.44 percent.

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

Debentures and Notes Repaid in 2016
2017 Notes - On September 30, 2016, Windstream Services redeemed the remaining $369.5 million aggregate principal amount outstanding of its 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes”) at a redemption price of $396.4 million, which included a premium payable to creditors of $26.9 million. At the time of redemption, there was $2.7 million in unamortized net discount and debt issuance costs related to these notes.

During the first nine months of 2016, Windstream Services also repurchased $93.5 million aggregate principal amount of the 2017 Notes at a repurchase price of $97.8 million, including accrued and unpaid interest, under a debt repurchase program authorized by Windstream Services’ board of directors. In addition, on March 29, 2016, Windstream Services repurchased $441.1 million aggregate principal amount of the 2017 Notes for total consideration of $477.5 million, plus accrued interest, pursuant to a cash tender offer. Under the tender offer, Windstream Services paid total consideration of $1,082.50 per $1,000 principal amount of the 2017 Notes, which included a $30 early tender payment, plus accrued and unpaid interest. At the time of the repurchases, there was $5.7 million in unamortized net discount and debt issuance costs related to the repurchased notes.

Proceeds from the issuance of the Tranche B6 term loan and available borrowings under the amended revolving line of credit were used to fund the redemption and repurchases of the 2017 Notes, which were accounted for as debt extinguishments.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Long-term Debt, Continued:

Partial Repurchase of Senior Notes - Pursuant to the debt repurchase program discussed above, during the first nine months of 2016, Windstream Services also repurchased in the open market $466.8 million aggregate principal amount of its senior unsecured notes consisting of the following:

•
$111.1 million aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”), at a repurchase price of $93.7 million, including accrued and unpaid interest;

•
$44.8 million aggregate principal amount of 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”), at a repurchase price of $36.2 million, including accrued and unpaid interest; and

•
$196.6 million aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023 and $114.3 million aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023, (collectively the “2023 Notes”) at a repurchase price of $168.5 million and $99.6 million, including accrued and unpaid interest, respectively.

The repurchases were funded utilizing available borrowings under the amended revolving line of credit.

At the time of repurchase, there was $5.3 million in unamortized premium and debt issuance costs related to the repurchased notes. The partial repurchases were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a net gain on the early extinguishment of these debt obligations.

Debentures and Notes Repaid in 2015

During the third quarter of 2015, Windstream Services repurchased in the open market an aggregate principal amount of $253.7 million of its 2017, 2021, 2022 and 2023 Notes. At the time of repurchase, there was $3.3 million in unamortized net discount and debt issuance costs related to the repurchased notes. The partial repurchase was accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a total pretax gain of $7.6 million during the third quarter of 2015.

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

In conjunction with the spin-off, Windstream completed a debt-for-debt exchange retiring $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit. Following the completion of the debt-for-debt exchange, Windstream Services repaid the remaining $241.8 million aggregate principal amount of borrowings under Tranche B4. The debt-for-debt exchange and repayment were accounted for under the extinguishment method of accounting and, as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations of $15.9 million in both the three and nine month periods ended September 30, 2015.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Long-term Debt, Continued:

Net (Loss) Gain on Early Extinguishment of Debt

The net (loss) gain on early extinguishment of debt was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Senior secured credit facility:
Premium on early redemption	$—	$—	$—	$(6.6)
Third-party fees for early redemption	—	—	—	(0.7)
Unamortized discount on original issuance	(1.7)	—	(1.7)	—
Unamortized debt issuance costs on original issuance	(1.4)	—	(1.4)	(8.6)
Loss on early extinguishment of senior secured credit facility	(3.1)	—	(3.1)	(15.9)
2017 Notes:
Premium on early redemption	$(26.9)	$—	$(26.9)	$—
Premium on repurchases	—	(7.0)	(40.6)	(7.0)
Third-party fees for repurchases	—	—	(2.4)	—
Unamortized discount on original issuance	(1.0)	(0.8)	(3.0)	(0.8)
Unamortized debt issuance costs on original issuance	(1.7)	(1.5)	(5.4)	(1.5)
Loss on early extinguishment of 2017 Notes	(29.6)	(9.3)	(78.3)	(9.3)
2018 Notes:
Premium on early redemption	—	—	—	(16.3)
Unamortized discount on original issuance	—	—	—	(1.4)
Unamortized debt issuance costs on original issuance	—	—	—	(4.0)
Loss on early extinguishment of 2018 Notes	—	—	—	(21.7)
Partial repurchases of 2021, 2022 and 2023 Notes:
Discount on repurchases	14.8	17.9	68.7	17.9
Unamortized premium on original issuance	0.1	0.3	0.9	0.3
Unamortized debt issuance costs on original issuance	(2.3)	(1.3)	(6.2)	(1.3)
Gain on early extinguishment from partial repurchases of 2021, 2022 and 2023 Notes	12.6	16.9	63.4	16.9
PAETEC 2018 Notes:
Premium on early redemption	—	—	—	(22.2)
Unamortized premium on original issuance	—	—	—	16.9
Loss on early extinguishment of PAETEC 2018 Notes	—	—	—	(5.3)
Cinergy Communications Company Notes:
Premium on early redemption	—	—	—	(0.5)
Loss on early extinguishment of Cinergy Communication Company Notes	—	—	—	(0.5)
Net (loss) gain on early extinguishment of debt	$(20.1)	$7.6	$(18.0)	$(35.8)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Long-term Debt, Continued:

Maturities for long-term debt outstanding as of September 30, 2016, excluding $(5.9) million of unamortized net discount and $53.5 million of unamortized debt issuance costs, were as follows:

Twelve month period ended:	(Millions)
September 30, 2017	$13.4
September 30, 2018	13.4
September 30, 2019	569.4
September 30, 2020	632.5
September 30, 2021	1,417.1
Thereafter	2,279.7
Total	$4,925.5

Interest Expense

Interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Interest expense - long-term debt	$89.6	$98.2	$270.7	$347.0
Interest expense - long-term lease obligations:
Telecommunications network assets	124.8	128.2	377.1	224.2
Real estate contributed to pension plan	1.5	1.7	4.6	5.1
Impact of interest rate swaps	2.2	4.7	7.9	17.2
Interest on capital leases and other	—	0.6	1.6	2.0
Less capitalized interest expense	(1.7)	(3.2)	(8.4)	(6.7)
Total interest expense	$216.4	$230.2	$653.5	$588.8

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. As of September 30, 2016, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more ownership interest in Windstream Services, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of September 30, 2016.

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

Prior to September 21, 2016, Windstream Services was party to three pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. The swaps had a notional value of $675.0 million and were scheduled to mature on October 17, 2019. The average fixed interest rate paid was 3.604 percent and included a component which served to settle the liability existing on Windstream Services swaps at the time of the transaction. The variable rate received reset on the seventeenth day of each month to the one-month LIBOR. In transactions completed on September 21, 2016 and September 23, 2016, Windstream Services renegotiated its three existing swaps and reduced the average fixed interest rate it pays on the interest rate swaps from 3.604 percent to 2.984 percent, effective October 17, 2016, and extended the maturity of swaps to October 17, 2021. The variable interest rate on the swaps continues to be based on one-month LIBOR and resets on the seventeenth day of each month. On September 21, 2016, Windstream also entered into an additional pay fixed, receive variable interest rate swap agreement with a bank counterparty with a notional value of $200.0 million, fixed interest rate paid of 1.1275 percent and a maturity date of October 17, 2021. Similar to Windstream Services’ other swaps, the variable rate received on the new swap is the one-month LIBOR and resets on the seventeenth day of each month. Windstream Services has designated each of its four swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its senior secured credit facility due to changes in the LIBOR benchmark interest rate.

All of the swaps are hedging probable variable cash flows which extend up to one year beyond the maturity of certain components of Windstream Services’ variable rate debt. Consistent with past practice, Windstream Services expects to extend or otherwise replace these components of its debt with variable rate debt. The three renegotiated swaps are off-market swaps, meaning they contain an embedded financing element, which the swap counterparties recover through an incremental charge in the fixed rate over what would be charged for an at-market swap. As such, a portion of the cash payment on the swaps represents the rate that Windstream Services would pay on a hypothetical at-market interest rate swap and is recognized in interest expense. The remaining portion represents the repayment of the embedded financing element and reduces the initial swap liability.

As a result of refinancing transactions completed in 2013, April 2015 and September 2016, Windstream Services de-designated certain interest rate swaps and froze the accumulated net gains and losses in accumulated other comprehensive loss related to those swaps. The frozen balance is amortized from accumulated other comprehensive loss to interest expense over the remaining life of the original swaps.

All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	September 30, 2016	December 31, 2015
Designated portion, measured at fair value:
Other current liabilities	$15.4	$18.3
Other non-current liabilities	$44.1	$33.4
Accumulated other comprehensive loss	$(3.2)	$(0.9)
De-designated portion, unamortized value:
Accumulated other comprehensive loss	$(12.4)	$(0.2)
Weighted average fixed rate paid	2.93%	2.99%
Variable rate received	0.53%	0.35%

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Derivatives, Continued:

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other (expense) income, net in our consolidated statements of operations. Ineffectiveness recognized on the cash flow hedges was $0.5 million and $(0.6) million for the three and nine month periods ended September 30, 2016, respectively. Comparatively, ineffectiveness on the cash flow hedges was $(0.4) million and $(3.9) million for the three and nine month periods ended September 30, 2015, respectively.

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive loss may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of September 30, 2016. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

Windstream Services expects to recognize losses of $(7.5) million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for the three remaining interest swap agreements at September 30, 2016. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in derivative instruments were as follows for the nine month periods ended September 30:

(Millions)	2016	2015
Changes in fair value of effective portion, net of tax (a)	$(10.8)	$(8.0)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$1.9	$6.1

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $63.8 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At September 30, 2016, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following table presents the liabilities subject to an enforceable master netting arrangement as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheets as of those dates.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Derivatives, Continued:

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2016:
Interest rate swaps	$59.5	$59.5	$—	$—	$59.5

December 31, 2015:
Interest rate swaps	$51.7	$51.7	$—	$—	$51.7

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine month period ended September 30, 2016 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in CS&L common stock, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, investment in CS&L common stock, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of September 30, 2016 or December 31, 2015.

The fair values of the investment in CS&L common stock, interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	September 30, 2016	December 31, 2015
Recorded at Fair Value in the Financial Statements:
Investment in CS&L common stock - Level 1	$—	$549.2
Derivatives - Interest rate swap liabilities - Level 2	$59.5	$51.7
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$4,849.1	$4,452.7

(a)
Recognized at carrying value of $4,919.6 million and $5,233.3 million in long-term debt, including current maturities, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Fair Value Measurements, Continued:

The fair value of CS&L common stock was based on the quoted market price of the shares on the last day of the reporting period. The CS&L common stock trades on NASDAQ.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of September 30, 2016 and December 31, 2015, the fair values of the interest rate swaps were reduced by $3.6 million and $2.9 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine month period ended September 30, 2016.

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

The components of pension benefit (income) expense (including provision for executive retirement agreements) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Benefits earned during the period	$2.1	$2.4	$6.3	$7.1
Interest cost on benefit obligation	13.8	13.3	41.5	40.0
Net actuarial loss (gain)	—	—	2.4	(2.8)
Amortization of prior service credit	—	(0.1)	(0.2)	(0.1)
Expected return on plan assets	(16.2)	(17.5)	(48.6)	(52.6)
Net periodic benefit (income) expense	$(0.3)	$(1.9)	$1.4	$(8.4)

The components of postretirement benefits expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Interest cost on benefit obligation	$0.4	$0.3	$1.0	$0.9
Amortization of net actuarial loss	0.1	0.2	0.2	0.7
Amortization of prior service credit	(0.3)	(0.7)	(0.7)	(3.3)
Plan curtailment	—	(3.0)	(5.5)	(16.5)
Net periodic benefit expense (income)	$0.2	$(3.2)	$(5.0)	$(18.2)

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

We contributed $1.9 million to the postretirement plan during the nine month period ended September 30, 2016, and expect to contribute an additional $0.2 million for postretirement benefits throughout the remainder of 2016, excluding amounts that will be funded by participant contributions to the plan. In October 2016, we made an employer contribution of $1.3 million in cash to the qualified pension plan to meet our 2016 funding requirements and to avoid certain benefit restrictions. We also expect to make cash contributions in 2016 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans. The amount and timing of future contributions to our qualified pension plan are based on a myriad of factors including investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $5.0 million and $15.7 million in the three and nine month periods ended September 30, 2016, respectively, as compared to $4.7 million and $14.9 million for the same periods in 2015 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2016 matching contribution expected to be made in Windstream Holdings common stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. Additionally, we contributed 3.2 million shares of our common stock to the plan for the 2015 annual matching contribution during the nine month period ended September 30, 2016. At the time of our contribution, the shares had a fair value of approximately $24.0 million as determined by the plan trustee.

6. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of September 30, 2016, the Incentive Plan had remaining capacity of approximately 6.1 million awards. As of September 30, 2016, we had additional remaining capacity of approximately 0.3 million awards from a similar equity incentive plan assumed in a prior acquisition.

Our Board of Directors approves grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to these employee and director groups as a key component of their annual incentive compensation plan and one-time grants may include time-based and performance-based awards. Time-based awards granted to employees vest over a service period of two or three years. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor’s 500 Stock Index, over a three-year period. The 2016 annual and three-year operating targets for these performance based restricted stock units were approved by the Board of Directors in February 2016. For equity awards that contain only service conditions for vesting, we calculate to the fair value of the award based on Windstream Holdings’ closing price on the grant date determined in accordance with the applicable authoritative guidance.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Share-Based Compensation Plans, Continued:

The vesting periods and grant date fair value for restricted stock and restricted stock units issued were as follows for the nine month period ended September 30, 2016:

(Number of shares in thousands, dollars in millions)
Restricted stock:
Vest ratably over a three-year service period	1,343.3
Vest two years from date of grant, service based	53.2
Vest three years from date of grant, service based	53.6
Vest one year from date of grant, service based - granted to non-employee directors	198.0
Total granted	1,648.1
Grant date fair value	$9.7
Restricted stock units:
Vest contingently at the end of a three-year performance period	1,277.4
Grant date fair value	$6.8

Restricted stock activity for the nine month period ended September 30, 2016 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2015	3,252.4	$15.36
Granted	1,648.1	$5.88
Vested	(1,102.3)	$17.30
Forfeited	(476.4)	$10.99
Non-vested at September 30, 2016	3,321.8	$10.64

Restricted stock unit activity for the nine month period ended September 30, 2016 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2015	216.3	$16.16
Granted	1,277.4	$5.34
Vested	(113.7)	$21.67
Forfeited	(167.2)	$6.10
Non-vested at September 30, 2016	1,212.8	$5.63

At September 30, 2016, unrecognized compensation expense for restricted stock and restricted stock units totaled $25.7 million and is expected to be recognized over the weighted average vesting period of 1.8 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. Share-based compensation expense for restricted stock and restricted stock units was $4.2 million and $15.5 million for the three and nine month periods ended September 30, 2016, respectively, as compared to $6.6 million and $17.1 million for the same periods in 2015.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Share-Based Compensation Plans, Continued:

A summary of share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Restricted stock and restricted units	$4.2	$6.6	$15.5	$17.1
Employee savings plan (See Note 5)	5.0	4.7	15.7	14.9
Executive and management incentive compensation plans	—	3.3	0.6	10.9
Share-based compensation expense	$9.2	$14.6	$31.8	$42.9

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

During the first nine months of 2016, restructuring charges primarily consisted of severance and other employee-related costs totaling $11.3 million related to the completion of several small workforce reductions. Restructuring charges in the first nine months of 2015 principally consisted of $10.8 million of severance and other employee-related costs incurred in connection with completing several small workforce reductions and $3.1 million related to a special shareholder meeting held on February 20, 2015 to approve a one-for-six reverse stock split of Windstream Holdings’ common stock and the conversion of Windstream Corporation to Windstream Services.

A summary of the merger, integration and restructuring charges recorded was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Merger and integration costs:
Information technology conversion costs	$—	$1.3	$—	$7.4
Costs related to REIT spin-off	—	0.2	—	65.2
Network optimization and conversion costs	2.9	—	9.5	—
Consulting and other costs	—	1.6	1.0	1.9
Total merger and integration costs	2.9	3.1	10.5	74.5
Restructuring charges	2.5	5.3	12.8	15.7
Total merger, integration and restructuring charges	$5.4	$8.4	$23.3	$90.2

After giving consideration to tax benefits on deductible items, merger, integration and restructuring charges decreased net income $3.3 million and $14.3 million for the three and nine month periods ended September 30, 2016, as compared to $5.2 million and $44.5 million for the same periods in 2015.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Merger, Integration and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with merger, integration and restructuring charges at September 30:

(Millions)	2016
Balance, beginning of period	$5.1
Merger, integration and restructuring charges	23.3
Cash outlays during the period	(23.2)
Balance, end of period	$5.2

As of September 30, 2016, unpaid merger, integration and restructuring liabilities consisted of $3.2 million associated with the restructuring initiatives and $2.0 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

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

9. Net Gain on Disposal of Investment in CS&L Common Stock:

As previously discussed in Note 2, in June 2016, Windstream Services disposed of all of its shares of CS&L common stock through the completion of two debt-for-equity exchanges, pursuant to which Windstream Services transferred the CS&L shares to its bank creditors in exchange for the retirement of $672.0 million of borrowings outstanding under its revolving line of credit and to satisfy transaction-related expenses. During the third quarter of 2016, Windstream Services recorded legal and other fees related to the completion of the debt-for-equity exchanges. Net of expenses, Windstream Services recognized a net gain on disposal of $15.2 million during the nine months ended September 30, 2016. Unrealized gains related to the CS&L common stock at the time of consummating the debt-for-equity exchanges were reclassified from accumulated other comprehensive income and included in the determination of the net gain on disposal.

10. Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss balances, net of tax, were as follows:

(Millions)	September 30, 2016	December 31, 2015
Pension and postretirement plans	$(0.7)	$2.8
Unrealized holding loss on available-for-sale securities	—	(286.5)
Unrealized holding losses on interest rate swaps:
Designated portion	(2.0)	(0.6)
De-designated portion	(7.6)	(0.1)
Accumulated other comprehensive loss	$(10.3)	$(284.4)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Accumulated Other Comprehensive Loss, Continued:

Changes in accumulated other comprehensive loss balances, net of tax, were as follows:

(Millions)	Unrealized Holding Loss on Available-for-Sale Securities	(Losses) Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2015	$(286.5)	$(0.7)	$2.8	$(284.4)
Other comprehensive income (loss) before reclassifications	156.1	(10.8)	0.3	145.6
Amounts reclassified from other accumulated comprehensive loss (a)	130.4	1.9	(3.8)	128.5
Balance at September 30, 2016	$—	$(9.6)	$(0.7)	$(10.3)

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive loss were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30,		Nine Months Ended September 30,			Affected Line Item in the Consolidated Statements of Operations
	2016	2015	2016	2015
Available-for-sale securities:
Gain on disposal recognized in the period	$—	$—	$(51.5)	$—		Net (loss) gain on disposal of investment in CS&L common stock
Other-than-temporary impairment recognized in the period	—	—	181.9	—		Other-than-temporary impairment loss on investment in CS&L common stock
	—	—	130.4	—		Net loss
Interest rate swaps:
Amortization of unrealized losses on de-designated interest rate swaps	0.8	2.9	3.0	10.0		Interest expense
	0.8	2.9	3.0	10.0		Loss before income taxes
	(0.3)	(1.2)	(1.1)	(3.9)		Income tax benefit
	0.5	1.7	1.9	6.1		Net loss
Pension and postretirement plans:
Plan curtailment	—	(3.0)	(5.5)	(16.4)	(a)
Amortization of net actuarial loss	0.1	0.2	0.2	0.7	(a)
Amortization of prior service credits	(0.3)	(0.8)	(0.9)	(3.4)	(a)
	(0.2)	(3.6)	(6.2)	(19.1)		Loss before income taxes
	—	1.6	2.4	7.3		Income tax benefit
	(0.2)	(2.0)	(3.8)	(11.8)		Net loss
Total reclassifications for the period, net of tax	$0.3	$(0.3)	$128.5	$(5.7)		Net loss

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit (income) expense (see Note 5).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Loss per Share:

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

Diluted earnings (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and warrants. Diluted earnings (loss) per share excludes all potentially dilutive securities if their effect is anti-dilutive.

We also issue performance-based restricted stock units as part of our share-based compensation plan. Certain of these restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of September 30, 2016, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Options and warrants granted in conjunction with past acquisitions are included in the computation of dilutive earnings per share using the treasury stock method.

A reconciliation of net loss and number of shares used in computing basic and diluted loss per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2016	2015	2016	2015
Basic and diluted loss per share:
Numerator:
Net loss	$(66.2)	$(7.2)	$(296.6)	$(113.1)
Income allocable to participating securities	(0.6)	(0.5)	(1.9)	(3.0)
Net loss attributable to common shares	$(66.8)	$(7.7)	$(298.5)	$(116.1)

Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	96.2	102.9	98.7	102.6
Weighted average participating securities	(3.4)	(3.6)	(5.1)	(2.7)
Weighted average basic and diluted shares outstanding	92.8	99.3	93.6	99.9
Basic and diluted loss per share:
Net loss	($.72)	($.08)	($3.19)	($1.16)

Options to purchase shares of stock issuable under stock-based compensation plans that were excluded from the computation of diluted shares outstanding because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled 0.4 million shares for both the three and nine month periods ended September 30, 2016, as compared to 0.5 million and 0.4 million shares for the three and nine month periods ended September 30, 2015, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Segment Information:

Our business unit organizational structure is focused on our core customer relationships. During the third quarter of 2016, we changed the name of our Carrier segment to Wholesale to better reflect our customer base and the products and services we are selling in the marketplace. Historically, we were solely focused on serving telecom companies based in the United States, but over the past year, we have expanded our focus to sell our products and services to non-traditional telecom companies, including content providers, data center operators and international carriers requiring voice and data transport services in the United States. Following this name change, we operate and report these four customer-based segments:

•
Consumer and Small Business - ILEC - We manage as one business our residential and small business operations in those markets in which we are the incumbent local exchange carrier (“ILEC”) due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to these customers include traditional local and long-distance voice services and high-speed Internet services, which are delivered primarily over network facilities operated by us. We offer consumer video services primarily through a relationship with Dish Network LLC and we also own and operate cable television franchises in some of our service areas. During 2015, we launched Kinetic, a complete video entertainment offering in our Lincoln, Nebraska and Lexington, Kentucky markets, and we launched this service in Sugar Land, Texas in April 2016.

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

•
Wholesale - Our wholesale operations are focused on providing products and services to other communications services providers. Our service offerings leverage Windstream’s extensive fiber network to provide wave transport services, carrier Ethernet services, fiber-to-tower connections to support backhaul services to wireless carriers, and high speed Internet access.  We also offer traditional services including special access services and Time Division Multiplexing (“TDM”) private line transport. The combination of these services allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

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

Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Certain operating revenues are derived from activities that are centrally-managed by us and, accordingly, these revenues are not included in any of our four segments presented below. These other operating revenues include revenue from federal and state universal service funds, CAF Phase II support, and funds received from federal access recovery mechanisms. We also generate other service revenues from providing switched access services, which include usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities. Other operating revenues also include certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs, product sales to contractors and consumer revenues generated in markets where we lease the connection to the customer premise. Revenues attributable to disposed businesses are not assigned to the segments and are also included in other service revenues for all periods prior to the dates of disposal. For the periods presented, the disposed operations consist of the sold data center and directory publishing businesses completed in December and April of 2015, respectively, as well as, the consumer CLEC business transferred to CS&L in connection with the REIT spin-off.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Segment Information, Continued:

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger and integration costs, restructuring charges, stock-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain regulatory fees, cost of products sold to contractors, interconnection costs in consumer markets where we lease the connection to the customer premise and centrally-managed administrative functions, such as accounting and finance, information technology, engineering, network management, legal and human resources, are not assigned to our segments. Interest expense and net (loss) gain on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in CS&L common stock consisting of dividend income, net gain on disposal and other-than-temporary impairment loss, as well as other income (expense), net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

The following table summarizes our segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Consumer and Small Business - ILEC:
Revenues and sales	$395.6	$401.8	$1,188.0	$1,207.7
Costs and expenses	183.5	178.0	522.4	503.0
Segment income	212.1	223.8	665.6	704.7
Wholesale:
Revenues	155.2	168.7	478.3	517.2
Costs and expenses	44.3	44.8	135.0	139.2
Segment income	110.9	123.9	343.3	378.0
Enterprise:
Revenues and sales	511.2	527.1	1,533.6	1,540.3
Costs and expenses	428.1	463.8	1,300.2	1,377.5
Segment income	83.1	63.3	233.4	162.8
Small Business - CLEC:
Revenues	118.7	139.0	372.7	427.5
Costs and expenses	81.4	92.7	252.9	288.0
Segment income	37.3	46.3	119.8	139.5
Total segment revenues and sales	1,180.7	1,236.6	3,572.6	3,692.7
Total segment costs and expenses	737.3	779.3	2,210.5	2,307.7
Total segment income	$443.4	$457.3	$1,362.1	$1,385.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Segment Information, Continued:

The following table reconciles total segment revenues and sales to total consolidated revenues and sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Total segment revenues and sales	$1,180.7	$1,236.6	$3,572.6	$3,692.7
Regulatory and other operating revenues and sales	164.2	230.6	505.3	542.8
Revenue and sales related to disposed businesses	—	31.4	—	102.8
Total consolidated revenues and sales	$1,344.9	$1,498.6	$4,077.9	$4,338.3

The following table reconciles segment income to consolidated net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Total segment income	$443.4	$457.3	$1,362.1	$1,385.0
Revenues and sales related to disposed businesses	—	31.4	—	102.8
Regulatory and other operating revenues and sales	164.2	230.6	505.3	542.8
Depreciation and amortization	(321.0)	(350.5)	(934.0)	(1,033.0)
Other unassigned operating expenses	(157.2)	(168.3)	(491.7)	(550.7)
Operating expenses related to disposed businesses	—	(22.0)	—	(69.2)
Dividend income on CS&L common stock	—	17.6	17.6	30.6
Other income (expense), net	0.6	(0.2)	(2.5)	7.9
Net (loss) gain on disposal of investment in CS&L common stock	(2.1)	—	15.2	—
Net (loss) gain on early extinguishment of debt	(20.1)	7.6	(18.0)	(35.8)
Other-than-temporary impairment loss on investment in CS&L common stock	—	—	(181.9)	—
Interest expense	(216.4)	(230.2)	(653.5)	(588.8)
Income tax benefit	42.4	19.5	84.8	95.3
Net loss	$(66.2)	$(7.2)	$(296.6)	$(113.1)

13. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Services, LLC
In connection with the issuance of the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023 and the 6.375 percent senior notes due August 1, 2023 (“the guaranteed notes”), certain of Windstream Services’ wholly-owned subsidiaries (the “Guarantors”), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facility of Windstream Services. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Services. The remaining subsidiaries of Windstream Services (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Windstream Holdings is not a guarantor of any Windstream Services debt instruments.

Effective July 1, 2016, the guaranteed notes were amended to include a subsidiary as a Guarantor. Previously, this subsidiary was classified as a Non-Guarantor. As a result, prior period information has been revised to reflect the change in the guarantor reporting structure.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

In addition to revising the condensed consolidating financial statements for the change in the guarantor reporting structure, we also made revisions to correct certain errors that were not material to the condensed consolidating balance sheet as of December 31, 2015, which impacted Windstream Services, the Guarantors and Non-Guarantors with applicable offsetting adjustments in the Eliminations column. These revisions had no impact to the condensed consolidating statements of comprehensive income (loss) or cash flows for any period. The effects of the revisions were as follows: For Windstream Services, we reduced investment in consolidated subsidiaries and affiliates payable, net by $118.3 million. For Guarantors, we increased investment in consolidated subsidiaries by $43.0 million, decreased affiliates receivable, net by $166.1 million and increased accumulated deficit by $123.1 million. For Non-Guarantors, we increased investment in consolidated subsidiaries by $0.8 million, increased affiliates receivable, net by $61.1 million and increased retained earnings by $61.9 million. The applicable offsetting effects of these corrections were included in the Eliminations column.

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2016 and 2015, condensed consolidating and combined balance sheets as of September 30, 2016 and December 31, 2015, and condensed consolidating and combined statements of cash flows for the three and nine month periods ended September 30, 2016 and 2015 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended September 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$253.6	$1,074.1	$(8.8)	$1,318.9
Product sales	—	24.0	2.0	—	26.0
Total revenues and sales	—	277.6	1,076.1	(8.8)	1,344.9
Costs and expenses:
Cost of services	—	108.2	577.6	(8.3)	677.5
Cost of products sold	—	19.0	2.5	—	21.5
Selling, general and administrative	—	32.1	158.2	(0.5)	189.8
Depreciation and amortization	3.3	76.0	241.7	—	321.0
Merger and integration costs	—	—	2.9	—	2.9
Restructuring charges	—	—	2.5	—	2.5
Total costs and expenses	3.3	235.3	985.4	(8.8)	1,215.2
Operating (loss) income	(3.3)	42.3	90.7	—	129.7
Losses from consolidated subsidiaries	(15.5)	(26.4)	(6.3)	48.2	—
Other (expense) income, net	0.5	0.3	(0.2)	—	0.6
Net loss on disposal of investment in CS&L common stock	(2.1)	—	—	—	(2.1)
Net loss on early extinguishment of debt	(20.1)	—	—	—	(20.1)
Intercompany interest income (expense)	31.7	(12.3)	(19.4)	—	—
Interest expense	(90.1)	(37.7)	(88.6)	—	(216.4)
Loss before income taxes	(98.9)	(33.8)	(23.8)	48.2	(108.3)
Income tax benefit	(32.9)	(2.8)	(6.6)	—	(42.3)
Net loss	$(66.0)	$(31.0)	$(17.2)	$48.2	$(66.0)
Comprehensive loss	$(69.3)	$(31.0)	$(17.2)	$48.2	$(69.3)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended September 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$314.7	$1,142.5	$(6.0)	$1,451.2
Product sales	—	41.6	5.8	—	47.4
Total revenues and sales	—	356.3	1,148.3	(6.0)	1,498.6
Costs and expenses:
Cost of services	—	111.7	597.6	(5.4)	703.9
Cost of products sold	—	36.6	4.9	—	41.5
Selling, general and administrative	—	41.0	175.1	(0.6)	215.5
Depreciation and amortization	4.4	86.6	259.5	—	350.5
Merger and integration costs	—	—	3.1	—	3.1
Restructuring charges	—	1.8	3.5	—	5.3
Total costs and expenses	4.4	277.7	1,043.7	(6.0)	1,319.8
Operating (loss) income	(4.4)	78.6	104.6	—	178.8
Earnings (losses) from consolidated subsidiaries	15.4	(138.3)	(5.9)	128.8	—
Dividend income on CS&L common stock	17.6	—	—	—	17.6
Other (expense) income, net	(0.4)	0.3	(0.1)	—	(0.2)
Net gain on early extinguishment of debt	7.6	—	—	—	7.6
Intercompany interest income (expense)	28.3	(9.5)	(18.8)	—	—
Interest expense	(101.2)	(38.1)	(90.9)	—	(230.2)
Loss before income taxes	(37.1)	(107.0)	(11.1)	128.8	(26.4)
Income tax (benefit) expense	(30.1)	2.2	8.5	—	(19.4)
Net loss	$(7.0)	$(109.2)	$(19.6)	$128.8	$(7.0)
Comprehensive loss	$(223.2)	$(109.2)	$(19.6)	$128.8	$(223.2)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Nine Months Ended September 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$763.7	$3,248.2	$(21.1)	$3,990.8
Product sales	—	77.6	9.5	—	87.1
Total revenues and sales	—	841.3	3,257.7	(21.1)	4,077.9
Costs and expenses:
Cost of services	—	309.7	1,723.1	(19.3)	2,013.5
Cost of products sold	—	66.5	8.1	—	74.6
Selling, general and administrative	—	107.6	483.6	(1.8)	589.4
Depreciation and amortization	10.5	225.2	698.3	—	934.0
Merger and integration costs	—	—	10.5	—	10.5
Restructuring charges	—	1.8	11.0	—	12.8
Total costs and expenses	10.5	710.8	2,934.6	(21.1)	3,634.8
Operating (loss) income	(10.5)	130.5	323.1	—	443.1
Losses from consolidated subsidiaries	(11.2)	(73.4)	(20.4)	105.0	—
Dividend income on CS&L common stock	17.6	—	—	—	17.6
Other expense, net	(0.3)	(0.2)	(2.0)	—	(2.5)
Net gain on disposal of investment in CS&L common stock	15.2	—	—	—	15.2
Net loss on early extinguishment of debt	(18.0)	—	—	—	(18.0)
Other-than-temporary impairment loss on investment in CS&L common stock	(181.9)	—	—	—	(181.9)
Intercompany interest income (expense)	89.3	(33.1)	(56.2)	—	—
Interest expense	(273.5)	(112.3)	(267.7)	—	(653.5)
Loss before income taxes	(373.3)	(88.5)	(23.2)	105.0	(380.0)
Income tax benefit	(77.6)	(5.8)	(0.9)	—	(84.3)
Net loss	$(295.7)	$(82.7)	$(22.3)	$105.0	$(295.7)
Comprehensive loss	$(21.6)	$(82.7)	$(22.3)	$105.0	$(21.6)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Nine Months Ended September 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$883.6	$3,346.1	$(19.5)	$4,210.2
Product sales	—	112.2	15.9	—	128.1
Total revenues and sales	—	995.8	3,362.0	(19.5)	4,338.3
Costs and expenses:
Cost of services	—	344.8	1,741.0	(16.7)	2,069.1
Cost of products sold	—	97.2	14.6	—	111.8
Selling, general and administrative	—	115.9	541.8	(2.8)	654.9
Depreciation and amortization	13.7	255.1	764.2	—	1,033.0
Merger and integration costs	—	—	74.5	—	74.5
Restructuring charges	—	4.1	11.6	—	15.7
Total costs and expenses	13.7	817.1	3,147.7	(19.5)	3,959.0
Operating (loss) income	(13.7)	178.7	214.3	—	379.3
Earnings (losses) from consolidated subsidiaries	19.4	(192.0)	(5.7)	178.3	—
Dividend income on CS&L common stock	30.6	—	—	—	30.6
Other (expense) income, net	(2.9)	0.5	10.3	—	7.9
Net loss on early extinguishment of debt	(30.0)	(5.3)	(0.5)	—	(35.8)
Intercompany interest income (expense)	92.7	(37.8)	(54.9)	—	—
Interest expense	(343.5)	(84.4)	(160.9)	—	(588.8)
(Loss) income before income taxes	(247.4)	(140.3)	2.6	178.3	(206.8)
Income tax (benefit) expense	(135.3)	9.5	31.1	—	(94.7)
Net loss	$(112.1)	$(149.8)	$(28.5)	$178.3	$(112.1)
Comprehensive loss	$(435.9)	$(149.8)	$(28.5)	$178.3	$(435.9)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of September 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22.0	$1.8	$37.6	$—	$61.4
Accounts receivable, net	—	199.2	450.5	—	649.7
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	529.7	1,915.5	(2,445.2)	—
Inventories	—	68.4	11.9	—	80.3
Prepaid expenses and other	16.8	38.0	74.8	—	129.6
Total current assets	38.8	841.9	2,490.3	(2,450.0)	921.0
Investments in consolidated subsidiaries	6,199.8	290.0	229.4	(6,719.2)	—
Notes receivable - affiliate	—	311.4	—	(311.4)	—
Goodwill	1,636.7	1,364.4	1,212.5	—	4,213.6
Other intangibles, net	525.0	264.4	575.9	—	1,365.3
Net property, plant and equipment	7.3	1,225.6	4,005.9	—	5,238.8
Deferred income taxes	—	317.4	236.6	(554.0)	—
Other assets	12.9	16.3	55.7	—	84.9
Total Assets	$8,420.5	$4,631.4	$8,806.3	$(10,034.6)	$11,823.6
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$13.4	$—	$—	$—	$13.4
Current portion of long-term lease obligations	—	48.3	116.2	—	164.5
Accounts payable	—	105.3	222.5	—	327.8
Affiliates payable, net	2,460.1	—	—	(2,445.2)	14.9
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	42.0	141.9	—	183.9
Accrued taxes	0.8	17.4	59.4	—	77.6
Accrued interest	88.6	3.5	1.0	—	93.1
Other current liabilities	42.8	47.1	183.3	—	273.2
Total current liabilities	2,605.7	263.6	729.1	(2,450.0)	1,148.4
Long-term debt	4,753.1	99.6	—	—	4,852.7
Long-term lease obligations	—	1,418.1	3,457.6	—	4,875.7
Notes payable - affiliate	—	—	311.4	(311.4)	—
Deferred income taxes	753.7	—	—	(554.0)	199.7
Other liabilities	57.7	41.5	397.6	—	496.8
Total liabilities	8,170.2	1,822.8	4,895.7	(3,315.4)	11,573.3
Commitments and Contingencies (See Note 14)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	565.8	3,150.8	825.3	(3,976.1)	565.8
Accumulated other comprehensive loss	(10.3)	—	(0.7)	0.7	(10.3)
(Accumulated deficit) retained earnings	(305.2)	(381.6)	3,004.1	(2,622.5)	(305.2)
Total equity	250.3	2,808.6	3,910.6	(6,719.2)	250.3
Total Liabilities and Equity	$8,420.5	$4,631.4	$8,806.3	$(10,034.6)	$11,823.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of December 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$1.1	$33.5	$(3.3)	$31.3
Accounts receivable, net	—	219.4	424.5	—	643.9
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	449.4	2,486.8	(2,936.2)	—
Inventories	—	69.1	10.4	—	79.5
Prepaid expenses and other	321.8	32.6	64.4	(298.2)	120.6
Total current assets	321.8	776.4	3,019.6	(3,242.5)	875.3
Investments in consolidated subsidiaries	6,214.0	363.5	256.7	(6,834.2)	—
Notes receivable - affiliate	—	314.1	—	(314.1)	—
Goodwill	1,636.7	1,364.4	1,212.5	—	4,213.6
Other intangibles, net	554.3	282.8	667.6	—	1,504.7
Net property, plant and equipment	8.4	1,249.7	4,021.7	—	5,279.8
Investment in CS&L common stock	549.2	—	—	—	549.2
Deferred income taxes	—	299.4	217.1	(516.5)	—
Other assets	14.2	56.3	25.0	—	95.5
Total Assets	$9,298.6	$4,706.6	$9,420.2	$(10,907.3)	$12,518.1
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$5.9	$—	$—	$—	$5.9
Current portion of long-term lease obligations	—	44.4	108.3	—	152.7
Accounts payable	—	93.2	336.9	—	430.1
Affiliates payable, net	2,951.3	—	—	(2,936.2)	15.1
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	27.0	166.9	—	193.9
Accrued taxes	0.3	11.3	370.7	(298.2)	84.1
Accrued interest	75.3	1.9	1.2	—	78.4
Other current liabilities	42.6	47.8	216.5	—	306.9
Total current liabilities	3,075.4	225.6	1,205.3	(3,239.2)	1,267.1
Long-term debt	5,065.1	99.5	—	—	5,164.6
Long-term lease obligations	—	1,455.2	3,545.2	—	5,000.4
Notes payable - affiliate	—	—	314.1	(314.1)	—
Deferred income taxes	803.9	—	—	(516.5)	287.4
Other liabilities	47.8	25.2	419.2	—	492.2
Total liabilities	8,992.2	1,805.5	5,483.8	(4,069.8)	12,211.7
Commitments and Contingencies (See Note 14)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	600.3	3,150.9	825.3	(3,976.2)	600.3
Accumulated other comprehensive (loss) income	(284.4)	—	2.8	(2.8)	(284.4)
(Accumulated deficit) retained earnings	(9.5)	(289.2)	3,026.4	(2,737.2)	(9.5)
Total equity	306.4	2,901.1	3,936.4	(6,837.5)	306.4
Total Liabilities and Equity	$9,298.6	$4,706.6	$9,420.2	$(10,907.3)	$12,518.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash provided from operating activities	$123.7	$297.2	$202.1	$—	$623.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.5)	(132.5)	(620.4)	—	(753.4)
Proceeds from sale of property	—	1.0	5.3	—	6.3
Other, net	(4.0)	—	(2.5)	—	(6.5)
Net cash used in investing activities	(4.5)	(131.5)	(617.6)	—	(753.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(73.9)	—	—	—	(73.9)
Repayments of debt and swaps	(2,919.6)	—	—	—	(2,919.6)
Proceeds of debt issuance	3,340.0	—	—	—	3,340.0
Debt issuance costs	(12.3)	—	—	—	(12.3)
Intercompany transactions, net	(424.2)	(134.0)	554.9	3.3	—
Payments under long-term lease obligations	—	(33.3)	(79.9)	—	(113.2)
Payments under capital lease obligations	—	(0.4)	(52.7)	—	(53.1)
Other, net	(7.2)	2.7	(2.7)	—	(7.2)
Net cash (used in) provided from financing activities	(97.2)	(165.0)	419.6	3.3	160.7
Increase in cash and cash equivalents	22.0	0.7	4.1	3.3	30.1
Cash and Cash Equivalents:
Beginning of period	—	1.1	33.5	(3.3)	31.3
End of period	$22.0	$1.8	$37.6	$—	$61.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(46.7)	$206.2	$597.8	$—	$757.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.8)	(122.9)	(620.7)	—	(744.4)
Grant funds received for broadband stimulus projects	23.5	—	—	—	23.5
Network expansion funded by Connect America Fund - Phase I	—	(16.5)	(50.9)	—	(67.4)
Change in restricted cash	6.7	—	—	—	6.7
Other, net	(4.1)	0.1	12.9	—	8.9
Net cash provided from (used in) investing activities	25.3	(139.3)	(658.7)	—	(772.7)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(375.1)	—	—	—	(375.1)
Payment received from CS&L in spin-off	1,035.0	—	—	—	1,035.0
Repayments of debt and swaps	(1,646.7)	(450.0)	(1.9)	—	(2,098.6)
Proceeds of debt issuance	1,620.0	—	—	—	1,620.0
Debt issuance costs	(4.3)	—	—	—	(4.3)
Intercompany transactions, net	(550.0)	394.0	130.0	26.0	—
Payments under long-term lease obligations	—	(11.3)	(48.0)	—	(59.3)
Payments under capital lease obligations	—	(4.2)	(20.5)	—	(24.7)
Other, net	(8.2)	2.7	(2.7)	—	(8.2)
Net cash provided from (used in) financing activities	70.7	(68.8)	56.9	26.0	84.8
Increase (decrease) in cash and cash equivalents	49.3	(1.9)	(4.0)	26.0	69.4
Cash and Cash Equivalents:
Beginning of period	—	3.8	50.0	(26.0)	27.8
End of period	$49.3	$1.9	$46.0	$—	$97.2

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

15. Subsequent Events:

During October 2016, Windstream Services settled $138.5 million of its pension benefit obligations by irrevocably transferring the retiree pension liabilities to an insurance company through the purchase of group annuity contracts. The purchase of the annuity contracts was funded with pension plan assets and resulted in a pretax settlement gain of $0.9 million. In connection with the settlement, Windstream Services is required to re-measure its pension benefit obligations as of the settlement date. In accordance with our accounting policy, we immediately recognize as net periodic benefit expense any actuarial gains or losses arising due to changes in actuarial assumptions at year-end or whenever an interim re-measurement is required. As a result, Windstream Services will recognize a pretax actuarial loss of $68.2 million in the fourth quarter of 2016. The actuarial loss primarily resulted from a reduction in the discount rate used to measure the pension benefit obligations from 4.55 percent at January 1, 2016 to 3.80 percent as of the settlement date.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

15. Subsequent Events, Continued:

On November 5, 2016, Windstream Holdings entered into an Agreement and Plan of Merger (the “'Merger Agreement”') with EarthLink Holdings Corp (“EarthLink”'), Europa Merger Sub, Inc. (“Merger Sub 1”) and Europa Merger Sub, LLC (“Merger Sub 2”). Subject to the terms and conditions of the Merger Agreement, Merger Sub 1 will merge with and into EarthLink with EarthLink surviving as an indirect, wholly-owned subsidiary of Windstream (the “Initial Merger”) and, immediately following the effective time of the Initial Merger, EarthLink will merge with and into Merger Sub 2, with Merger Sub 2 surviving as an indirect, wholly-owned subsidiary of Windstream (the “'Merger”'). EarthLink provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. Upon completion of the Merger, Windstream will add more than 700,000 customers and approximately 16,000 incremental route fiber miles. In the Merger, each share of EarthLink common stock will be exchanged for .818 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings will issue approximately 93 million shares of its common stock. Windstream will also assume approximately $436 million of EarthLink’s long-term debt, which Windstream expects to refinance. The transaction is valued at approximately $1.1 billion.

Consummation of the Merger is subject to certain conditions, including the approval of the Merger by the stockholders of both Windstream Holdings and EarthLink and the receipt of regulatory approvals, including, without limitation, the approval of the FCC and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to close during the first half of 2017.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three and nine month periods ended September 30, 2016, the amount of pretax expenses directly incurred by Windstream Holdings were approximately $0.3 million and $1.4 million, respectively, compared to $0.3 million and $1.6 million for the same periods in 2015. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.2 million and $0.9 million for the three and nine month periods ended September 30, 2016 compared to $0.2 million and $1.0 million in 2015. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

OVERVIEW

We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and wholesale customers across the United States. We provide data, cloud solutions, unified communications and managed services to small business and enterprise clients. We also offer bundled services, including broadband, security solutions, voice and digital television to consumers. We supply core transport solutions on a local and long-haul fiber network spanning approximately 129,000 miles, the sixth largest fiber network in the nation.

Our vision is to provide a best-in-class customer experience through a world-class network. Our “network first” strategy entails leveraging our existing infrastructure and investing in the latest technologies to create significant value for both our customers and our shareholders. Our business unit organizational structure is focused on our four core customer groups: Consumer and Small Business - ILEC, Wholesale, Enterprise, and Small Business - CLEC, as further defined below. During the third quarter of 2016, we changed the name of our Carrier segment to Wholesale to better reflect our customer base and the products and services we are selling in the marketplace. Historically, we were solely focused on serving telecom companies based in the United States, but over the past year, we have expanded our focus to sell our products and services to non-traditional telecom companies, including content providers, data center operators and international carriers requiring voice and data transport services in the United States. This organizational structure aligns all aspects of the customer relationship (sales, service delivery, and customer service) to improve accountability to the customer and sharpen our operational focus.

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
Wholesale
Invest to stabilize revenue
Enterprise
Expand margins
Small Business - CLEC
Maximize cash flows
Improve Financial Results and Grow Adjusted OIBDA Over Time

See “Segment Operating Results” for further discussion of our business segments.

EXECUTIVE SUMMARY

Our operational focus for 2016 is on enhancing our high-speed capabilities, increasing the profitability of our enterprise business, expanding our fiber network, and effectively managing our costs. During the third quarter of 2016, we achieved the following related to these initiatives:

•
Grew our Enterprise contribution margin by approximately $20 million, or 31 percent, compared to the same period in 2015. Maintained stable contribution margins in our other businesses through targeted price increases and strong expense management.

•	Continued to invest in our network to advance our broadband network capabilities, to expand our fiber network and to enhance our fixed-wireless capabilities.

•	Improved our debt maturity profile through the completion of the following transactions:

◦	redeemed the remaining $369.5 million of unsecured notes due in 2017;

◦
utilizing available borrowings under our revolving line of credit, repurchased in the open market $165.7 million million of long-term debt, reducing our total debt outstanding by approximately $15.0 million; and

◦	refinanced our Tranche B6 term loan reducing future cash interest.

•	Returned value to our shareholders through the payment of our quarterly dividend.

During the nine month period ended September 30, 2016, we achieved the following:

•	Grew our Enterprise contribution margin by approximately $71 million, or 43 percent, compared to the same period in 2015, while maintaining stable contribution margins in our other businesses.

•	Consolidated operating income increased by approximately $64 million or 17 percent.

•
Continued our commitment to invest in innovative technologies that address our customers’ current and future needs by launching 1-Gigabit Internet service in four market areas including Lincoln, Nebraska; Lexington, Kentucky; Sugar Land, Texas and several areas surrounding Charlotte, North Carolina. We also launched Kinetic, our next-generation television service, in Sugar Land, Texas.

•
Completed two debt-for-equity exchanges in which we transferred all of our shares of Communications Sales & Leasing, Inc. (“CS&L”) common stock to our bank creditors in exchange for the retirement of $672.0 million of aggregate borrowings outstanding under the revolving line of credit and to satisfy transaction-related expenses. We also completed various open market purchases, cash tender offers and redemptions of long-term debt funded from proceeds from a new Tranche B6 term loan and available borrowings under our revolving line of credit. Through the combination of these activities, we reduced our total debt outstanding by approximately $304 million.

•	Completed a $75.0 million share repurchase program, which resulted in the retirement of approximately 12.6 million of our common shares.

Our consolidated operating results for the three and nine month periods ended September 30, 2016 were favorably impacted by revenue growth in consumer high-speed Internet and enterprise data and integrated services, primarily due to continued migration of customers to higher speeds and increased demand, respectively. Additionally, reductions in interconnect expense, enterprise salaries and other benefits, and depreciation and amortization expense positively contributed to both the three and nine month periods ended September 30, 2016. Operating results for the nine month period of 2016 also includes a net gain on the disposal of our investment in CS&L common stock and discrete income tax benefits associated with the disposition of this investment. Conversely, the three and nine month periods ended September 30, 2016 were adversely impacted by reductions in small business, wholesale, and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively. In addition, operating results for the three month period of 2016 reflected a reduction in Connect America Fund (“CAF”) Phase II and frozen Universal Service Fund (“USF”) support of $48.8 million primarily due to the absence of a one-time cumulative CAF Phase II payment of $72.8 million received in the third quarter of 2015, which was retroactive to January 1, 2015. Operating results for the nine month period of 2016 also reflected additional interest expense of $152.9 million attributable to our long-term lease obligation under the master lease with CS&L. Year-over-year comparisons of revenues and expenses also reflect the disposal of certain businesses completed in 2015, as further discussed below.

As further discussed in Note 15 to the consolidated financial statements, on November 5, 2016, Windstream Holdings entered into an Agreement and Plan of Merger with EarthLink Holdings Corp (“EarthLink”') to merge in an all-stock transaction valued at approximately $1.1 billion. EarthLink provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. Upon completion of the merger, Windstream will add more than 700,000 customers and approximately 16,000 incremental route fiber miles. In the merger, each share of EarthLink common stock will be exchanged for .818 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings will issue approximately 93 million shares of its common stock. Windstream will also assume approximately $436 million of EarthLink’s long-term debt, which Windstream expects to refinance. Consummation of the merger is subject to certain conditions, including the approval of the merger by the stockholders of both Windstream Holdings and EarthLink and the receipt of all required regulatory approvals. The transaction is expected to close during the first half of 2017.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2016	2015	Amount	%	2016	2015	Amount	%
Revenues and sales:
Service revenues	$1,318.9	$1,451.2	$(132.3)	(9)	$3,990.8	$4,210.2	$(219.4)	(5)
Product sales	26.0	47.4	(21.4)	(45)	87.1	128.1	(41.0)	(32)
Total revenues and sales	1,344.9	1,498.6	(153.7)	(10)	4,077.9	4,338.3	(260.4)	(6)
Costs and expenses:
Cost of services (a)	677.5	703.9	(26.4)	(4)	2,013.5	2,069.1	(55.6)	(3)
Cost of products sold	21.5	41.5	(20.0)	(48)	74.6	111.8	(37.2)	(33)
Selling, general and administrative	190.1	215.8	(25.7)	(12)	590.8	656.5	(65.7)	(10)
Depreciation and amortization	321.0	350.5	(29.5)	(8)	934.0	1,033.0	(99.0)	(10)
Merger and integration costs	2.9	3.1	(0.2)	(6)	10.5	74.5	(64.0)	(86)
Restructuring charges	2.5	5.3	(2.8)	(53)	12.8	15.7	(2.9)	(18)
Total costs and expenses	1,215.5	1,320.1	(104.6)	(8)	3,636.2	3,960.6	(324.4)	(8)
Operating income	129.4	178.5	(49.1)	(28)	441.7	377.7	64.0	17
Dividend income on CS&L common stock	—	17.6	(17.6)	(100)	17.6	30.6	(13.0)	(42)
Other income (expense), net	0.6	(0.2)	0.8	*	(2.5)	7.9	(10.4)	(132)
Net (loss) gain on disposal of investment in CS&L common stock (b)	(2.1)	—	(2.1)	*	15.2	—	15.2	*
Net (loss) gain on early extinguishment of debt	(20.1)	7.6	(27.7)	*	(18.0)	(35.8)	17.8	(50)
Other-than-temporary impairment loss on investment in CS&L common stock (c)	—	—	—	*	(181.9)	—	(181.9)	*
Interest expense	(216.4)	(230.2)	13.8	(6)	(653.5)	(588.8)	(64.7)	11
Loss before income taxes	(108.6)	(26.7)	(81.9)	*	(381.4)	(208.4)	(173.0)	83
Income tax benefit	(42.4)	(19.5)	(22.9)	117	(84.8)	(95.3)	10.5	(11)
Net loss	$(66.2)	$(7.2)	$(59.0)	*	$(296.6)	$(113.1)	$(183.5)	*
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 9 for further discussion related to the net gain realized on the disposal of investment in CS&L common stock.

(c)	See Note 8 for further discussion of this impairment loss.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table presents the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount %
Changes in Enterprise revenues (a)	$(0.7)	$28.1
Decreases in Consumer and Small Business - ILEC revenues (b)	(5.9)	(18.3)
Decreases in Wholesale revenues (c)	(13.5)	(38.9)
Decreases in Small Business - CLEC revenues (d)	(20.3)	(54.8)
Net decreases in segment service revenues	(40.4)	(83.9)
Decreases in regulatory and other revenues (e)	(60.5)	(32.7)
Decreases attributable to disposed businesses (f)	(31.4)	(102.8)
Net decreases in service revenues	$(132.3) (9)	$(219.4) (5)

(a)
The increase in the nine month period of 2016 primarily resulted from continued demand for advanced data services, partially offset by decreases in traditional voice and long-distance revenues due to lower usage and the effects of competition.

(b)
Decreases were primarily from reductions in both Consumer and Small Business - ILEC voice-only revenues attributable to lower usage and a decline in customers due to the impacts of competition, partially offset by the effects of targeted price increases.

(c)	Decreases were primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

(d)	Decreases were primarily due to a decline in the number of customers served as a result of business closures and competition.

(e)
Regulatory revenues include switched access revenues, federal and state USF revenues, CAF Phase II support, and funds received from the access recovery mechanism (“ARM”). Switched access revenues include usage sensitive revenues from long-distance companies and other carriers for access to our network in connection with the completion of long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of our network facilities. USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is administered by the FCC for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen USF support in those states in which we elected to receive the CAF Phase II funding. The ARM is additional federal universal service support available to help mitigate revenue losses from inter-carrier compensation reform not covered by the access recovery charge (“ARC”). See Regulatory Matters for further discussion.

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services, wholesale reseller revenues generated from the master services agreement with CS&L, and consumer revenues generated in markets where we lease the connection to the customer premise.

The decrease in regulatory and other revenues during the three month period ended September 30, 2016 was primarily due to a reduction in CAF Phase II and frozen USF support of $48.8 million when compared to the same period a year ago. The reduction reflects the absence of a one-time cumulative CAF Phase II payment of $72.8 million received in the third quarter of 2015, which was retroactive to January 1, 2015. Decreases in ARM support of $3.9 million and switched access revenues of $6.6 million also contributed to the decrease in regulatory and other revenues during the three month period ended September 30, 2016. Comparatively, CAF Phase II support increased $52.6 million in the nine month period of 2016 compared to the same period a year ago. This increase was offset by declines in frozen USF support of $54.5 million, ARM support of $11.0 million and switched access revenues of $22.0 million during the nine month period ended September 30, 2016. The decreases in switched access revenues and ARM support in both the three and nine month periods of 2016 were primarily due to the impacts of inter-carrier compensation reform.

(f)
Represents revenues attributable to the data center and directory publishing businesses sold in December and April of 2015, respectively, as well as the consumer CLEC business transferred to CS&L in connection with the spin-off completed on April 24, 2015.

See “Segment Operating Results” for a further discussion of changes in Enterprise, Consumer and Small Business - ILEC, Wholesale, and Small Business - CLEC revenues.

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

The following table presents the primary drivers of the changes in product sales compared to the same periods a year ago:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Decreases in consumer product sales	$(0.4)		$(1.4)
Decreases in contractor sales	(5.8)		(4.8)
Decreases in enterprise product sales (a)	(15.2)		(34.8)
Net decreases in product sales	$(21.4)	(45)	$(41.0)	(32)

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

The following table presents the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount %
Increases in network operations (a)	$4.8	$12.3
Increases in postretirement and pension (b)	3.9	18.2
Increases in other expenses	2.0	2.9
Increases in federal USF expense (c)	0.3	5.3
Decreases in medical insurance (d)	(3.9)	(16.7)
Decreases in interconnection expense (e)	(15.5)	(21.4)
Decreases attributable to disposed businesses	(18.0)	(56.2)
Net decreases in cost of services	$(26.4) (4)	$(55.6) (3)

(a)	The increases in network operations were primarily due to contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers.

(b)
The increases in postretirement and pension expense primarily resulted from differences in the amount of curtailment gains recognized during the first nine months of 2015 and the first quarter of 2016 related to the elimination of medical and prescription subsidies for certain active employees. The curtailment gains reduced cost of services by $2.4 million and $13.1 million in the three and nine month periods ended September 30, 2015 compared to a reduction of $4.5 million during the nine month period ended September 30, 2016. In addition, we also recognized a net actuarial loss of $2.4 million in the first nine months of 2016 compared to a net actuarial gain of $2.8 million recognized during the same period of 2015, primarily due to changes in estimated and actual mortality rates. See Note 5 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

(c)	Increases in federal USF contributions were driven by an increase in the USF contribution factor for the three and nine month periods ended September 30, 2016, compared to the same periods a year ago.

(d)	Decreases in medical insurance were primarily due to a reduction in healthcare benefit costs driven primarily by fewer employees and plan design changes.

(e)
Decreases in interconnection expense were primarily attributable to rate reductions and costs improvements from the continuation of network efficiency projects, declining growth in customers, and lower long distance usage, partially offset by increased purchases of circuits due to the growth in data customers as well as higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The changes in cost of products sold were generally consistent with the changes in product sales.

The following table presents the primary drivers of the changes in cost of products sold compared to the same periods a year ago:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Decreases in product sales to consumers	$(1.7)		$(3.6)
Decreases in sales to contractors	(5.8)		(4.8)
Decreases in product sales to enterprise customers	(12.5)		(28.8)
Net decreases in cost of products sold	$(20.0)	(48)	$(37.2)	(33)

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table presents the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases in postretirement and pension (a)	$1.1		$4.8
Decreases in sales and marketing expenses	(3.5)		(8.4)
Decreases attributable to disposed businesses	(4.1)		(13.2)
Decreases in salaries and other benefits (b)	(7.2)		(19.2)
Decreases in other costs	(12.0)		(29.7)
Net decreases in SG&A	$(25.7)	(12)	$(65.7)	(10)

(a)
The increases in postretirement and pension expense primarily resulted from differences in the amount of curtailment gains recognized during the first nine months of 2015 and the first quarter of 2016 related to the elimination of medical and prescription subsidies for certain active employees. The curtailment gains reduced SG&A by $0.6 million and $3.4 million in the three and nine month periods ended September 30, 2015 compared to a reduction of $1.0 million during the nine month period ended September 30, 2016. In addition, we also recognized a net actuarial loss of $2.4 million in the first nine months of 2016 compared to a net actuarial gain of $2.8 million recognized during the same period of 2015, primarily due to changes in estimated and actual mortality rates. See Note 5 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

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

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table presents the primary drivers of the changes in depreciation and amortization expense compared to the same periods a year ago:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount	%
Decreases in amortization expense (a)	$(6.4)	$(20.6)
Decreases attributable to disposed businesses	(10.5)	(34.1)
Decreases in depreciation expense (b)	(12.6)	(44.3)
Net decreases in depreciation and amortization expense	$(29.5) (8)	$(99.0)	(10)

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

During the first nine months of 2016, restructuring charges primarily consisted of severance and other employee-related costs totaling $11.3 million related to the completion of several small workforce reductions. Restructuring charges in the first nine months of 2015 principally consisted of $10.8 million of severance and other employee-related costs incurred in connection with completing several small workforce reductions and $3.1 million related to a special shareholder meeting held on February 20, 2015 to approve a one-for-six reverse stock split of Windstream Holdings’ common stock and the conversion of Windstream Corporation to Windstream Services.

Set forth below is a summary of merger, integration and restructuring costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Merger and integration costs:
Information technology conversion costs (a)	$—	$1.3	$—	$7.4
Costs related to REIT spin-off	—	0.2	—	65.2
Network optimization and conversion costs	2.9	—	9.5	—
Consulting and other costs	—	1.6	1.0	1.9
Total merger and integration costs	2.9	3.1	10.5	74.5
Restructuring charges	2.5	5.3	12.8	15.7
Total merger, integration and restructuring costs	$5.4	$8.4	$23.3	$90.2

(a)	Information technology conversion costs incurred primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

Summary of Liability Activity Related to Both Merger and Integration Costs and Restructuring Charges

As of September 30, 2016, we had unpaid merger, integration and restructuring liabilities totaling $5.2 million, which consisted of $3.2 million associated with restructuring initiatives and $2.0 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 7).

Operating Income

Operating income decreased $49.1 million, or 28 percent, during the three month period ended September 30, 2016 primarily due to the reduction in CAF Phase II and frozen USF support of $48.8 million attributable to the absence of a one-time cumulative CAF Phase II payment of $72.8 million received in the third quarter of 2015, which was retroactive to January 1, 2015. Comparatively, operating income increased $64.0 million, or 17 percent, during the nine month period ended September 30, 2016 primarily due to an increase in consumer high-speed Internet and enterprise data and integrated services revenues, lower interconnect costs and depreciation and amortization expense, and reductions in enterprise salaries and other benefits due to our efforts in streamlining processes and improving operating efficiencies. These increases were partially offset by reductions in small business, wholesale and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively.

Net (Loss) Gain on Early Extinguishment of Debt

During the first nine months of 2016, Windstream Services retired $1,370.9 million of long-term debt using proceeds from the issuance of a new $750.0 million secured term loan and available borrowings under its revolving line of credit. The retirements consisted of 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes”); 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”); 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”); 7.500 senior unsecured notes due April 1, 2023 and 6.375 percent senior unsecured notes due August 1, 2023, (collectively the “2023 Notes”). The retirements were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a net loss from the extinguishment of these debt obligations.

Comparatively, in the first nine months of 2015, Windstream Services completed a debt-for-debt exchange retiring $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of its senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under its revolving line of credit. Windstream Services also repaid the remaining $241.8 million aggregate principal amount of borrowings under Tranche B4. In addition, Windstream Services repaid $850.0 million of notes consisting of $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 (the “2018 Notes”) and $450.0 million of aggregate principal amount of 9.875 percent notes due 2018 issued by a subsidiary, (the “PAETEC 2018 Notes”). The repayments were funded using a portion of the cash payment received from CS&L in conjunction with the spin-off. The debt-for-debt exchange and repayments were accounted for under the extinguishment method of accounting and, as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations.

The net (loss) gain on early extinguishment of debt was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Loss on early extinguishment of senior secured credit facility	$(3.1)	$—	$(3.1)	$(15.9)
Loss on early extinguishment of 2017 Notes	(29.6)	(9.3)	(78.3)	(9.3)
Loss on early extinguishment of 2018 Notes	—	—	—	(21.7)
Gain on early extinguishment from partial repurchase of 2021, 2022 and 2023 Notes	12.6	16.9	63.4	16.9
Loss on early extinguishment of PAETEC 2018 Notes	—	—	—	(5.3)
Loss on early extinguishment of Cinergy Communication Company Notes	—	—	—	(0.5)
Total (loss) gain on early extinguishment of debt	$(20.1)	$7.6	$(18.0)	$(35.8)

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Senior secured credit facility, Tranche A	$—	$—	$—	$5.4
Senior secured credit facility, Tranche B	21.9	5.8	43.4	32.0
Senior secured credit facility, revolving line of credit	3.5	4.7	13.4	15.4
Senior unsecured notes	62.5	86.0	208.8	273.5
Notes issued by subsidiaries	1.7	1.7	5.1	20.7
Interest expense - long-term lease obligations:
Telecommunications network assets	124.8	128.2	377.1	224.2
Real estate contributed to pension plan	1.5	1.7	4.6	5.1
Impacts of interest rate swaps	2.2	4.7	7.9	17.2
Interest on capital leases and other	—	0.6	1.6	2.0
Less capitalized interest expense	(1.7)	(3.2)	(8.4)	(6.7)
Total interest expense	$216.4	$230.2	$653.5	$588.8

Interest expense decreased $13.8 million, or 6 percent, for the three month period ended September 30, 2016 as compared to the same period in 2015, primarily attributable to the reduction in the aggregate principal amount due for the 2017 Notes, partially offset by the issuance of a new Tranche B6 term loan. Conversely, interest expense increased $64.7 million, or 11 percent, for the nine month period ended September 30, 2016 as compared to the same period in 2015. The increase was primarily due to the additional interest associated with the long-term lease obligation under the master lease with CS&L. The increase was partially offset by reduced interest costs due to the retirement of the 2017 Notes and the partial repurchases of the 2021 Notes, 2022 Notes, and 2023 Notes pursuant to the debt repurchase program authorized by Windstream Services’ board of directors.

Income Taxes

During the three and nine month periods ended September 30, 2016, we recognized income tax benefits of $42.4 million and $84.8 million, respectively, as compared to income tax benefits of $19.5 million and $95.3 million for the same periods in 2015. The income tax benefits recorded in the three and nine month periods of 2016 reflected the loss before taxes in each period. The income tax benefit recorded in the nine month period of 2016 was offset by net discrete tax expense of $62.6 million recognized in the first and second quarters of 2016 related to our investment in CS&L common stock. Comparatively, the income tax benefit recorded for the three month period of 2015 reflected the loss before taxes and additional discrete income tax benefits of $7.3 million, net of reserves, for deductible transaction costs related to the REIT spin-off completed during the second quarter of 2015. The income tax benefit recorded for the nine month period of 2015 also reflected the loss before taxes and additional discrete income tax benefits of $22.4 million to adjust our deferred taxes for the effects of the reorganization of certain of our subsidiaries, including Windstream Services, to limited liability companies completed during the first quarter of 2015. These benefits were partially offset by discrete tax expense totaling $9.4 million, including reserves, for non-deductible transaction costs associated with the REIT spin-off. Our effective tax rate was 39.0 percent and 22.2 percent for the three and nine month periods ended September 30, 2016, respectively, as compared to 73.0 percent and 45.7 percent in the same periods in 2015. The effective rates for the three and nine month periods ended September 30, 2016 and September 30, 2015 were impacted by the discrete items discussed above.

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

SEGMENT OPERATING RESULTS

Our business unit organizational structure is focused on our core customer relationships, and as a result, we operate and report the following four customer-based segments:

Consumer and Small Business - ILEC - We manage as one business our residential and small business operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to these customers include traditional local and long-distance voice services and high-speed Internet services, which are delivered primarily over network facilities operated by us. We offer consumer video services primarily through a relationship with Dish Network LLC and we also own and operate cable television franchises in some of our service areas. We have launched Kinetic, a complete video entertainment offering in our Lincoln, Nebraska, Lexington, Kentucky and Sugar Land, Texas markets. Residential customers can bundle voice, high-speed Internet and video services, to provide one convenient billing solution and receive bundle discounts. Small Business - ILEC services offer a wide range of advanced Internet, voice, and web conferencing products. These services are equipped to deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a global business solution to meet our small business customer needs.

Wholesale - Our wholesale operations are focused on providing products and services to other communications services providers.  Our service offerings leverage Windstream’s extensive fiber network to provide wave transport services, carrier Ethernet services, fiber-to-tower connections to support backhaul services to wireless carriers, and high speed Internet access. We also offer traditional services including special access services and Time Division Multiplexing (“TDM”) private line transport. The combination of these services allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

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

Our segment operating results presented below are based on how we assess operating performance and internally report financial information. We evaluate performance of the segments based on segment income, which is computed as segment revenues and sales less segment operating expenses. Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Certain operating revenues are derived from activities that are centrally-managed by us and, accordingly, these revenues are not included in the operating results of segments. These other operating revenues include revenue from federal and state universal service funds, CAF Phase II support, and funds received from federal access recovery mechanisms. We also generate other service revenues from providing switched access services, which include usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities. Other operating revenues also include certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs, product sales to contractors and consumer revenues generated in markets where we lease the connection to the customer premise. Revenues attributable to the sold data center and directory publishing businesses, as well as the consumer CLEC business transferred to CS&L are not assigned to the segments and are also included in other service revenues for all periods prior to the dates of disposal.

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger and integration costs, restructuring charges, stock-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain regulatory fees, cost of products sold to contractors, interconnection costs in consumer markets where we lease the connection to the customer premise and centrally-managed administrative functions, such as accounting and finance, information technology, engineering, network management, legal and human resources, are not assigned to our segments. Interest expense and net (loss) gain on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in CS&L common stock consisting of dividend income, net (loss) gain on disposal and other-than-temporary impairment loss, as well as other income (expense), net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 12 to the consolidated financial statements for a reconciliation of total segment revenues and sales to consolidated revenues and sales and segment income to consolidated net loss.

CONSUMER AND SMALL BUSINESS - ILEC SEGMENT

As of September 30, 2016, the Consumer and Small Business - ILEC segment includes approximately 1.5 million residential and small business customers. This segment generated $1,188.0 million in revenue and $665.6 million in segment income, or contribution margin, during the first nine months of 2016.

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

During the first nine months of 2016, we increased Internet availability across all speed tiers and can now offer premium Internet speeds of 50 Mbps and higher to approximately 24 percent of our footprint. In addition, in 2016 we launched 1-Gigabit Internet service in four market areas to deliver faster speeds to more of our customer base. CAF funding will also support and expand our broadband capabilities to an additional 470,000 locations.

We expect increases in real-time streaming video and traditional Internet usage to drive demand for faster broadband speeds and generate increased revenues as customers upgrade their services. We also sell value-added Internet services, such as security and online back-up, to leverage our broadband capabilities.

Consumer and Small Business - ILEC Segment Results of Operations

The following table reflects the Consumer and Small Business - ILEC segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2016	2015	Amount	%	2016	2015	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$263.2	$259.9	$3.3	1	$785.8	$774.4	$11.4	1
Voice-only (b)	37.0	41.8	(4.8)	(11)	113.9	128.9	(15.0)	(12)
Video and miscellaneous	11.4	12.3	(0.9)	(7)	34.4	36.7	(2.3)	(6)
Total consumer	311.6	314.0	(2.4)	(1)	934.1	940.0	(5.9)	(1)
Small business - ILEC (c)	83.7	87.2	(3.5)	(4)	253.0	265.4	(12.4)	(5)
Total service revenues	395.3	401.2	(5.9)	(1)	1,187.1	1,205.4	(18.3)	(2)
Product sales	0.3	0.6	(0.3)	(50)	0.9	2.3	(1.4)	(61)
Total revenues and sales	395.6	401.8	(6.2)	(2)	1,188.0	1,207.7	(19.7)	(2)
Costs and expenses (d)	183.5	178.0	5.5	3	522.4	503.0	19.4	4
Segment income	$212.1	$223.8	$(11.7)	(5)	$665.6	$704.7	$(39.1)	(6)

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

(d)
The increases for both 2016 periods were primarily due to incremental engineering, contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers. In addition, costs and expenses for the nine month period ended September 30, 2016 include incremental expenses to meet the FCC’s deadline of March 31, 2016 for broadband deployment to two-thirds of our required locations under CAF Phase I - Round 2.

The following table reflects the Consumer and Small Business - ILEC segment operating metrics:

	September 30,		Increase (Decrease)
(Thousands)	2016	2015	Amount	%
Consumer Operating Metrics:
Households served (a)	1,378.5	1,471.0	(92.5)	(6)
High-speed Internet customers (b)	1,063.0	1,109.6	(46.6)	(4)
Digital television customers (c)	329.3	366.0	(36.7)	(10)
Small Business - ILEC customers (d)	138.5	148.6	(10.1)	(7)

(a)
The decrease in the number of consumer households served was primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three and nine month periods ended September 30, 2016, consumer households served decreased by 25,300 and 67,300, respectively, compared to decreases of 23,200 and 57,700 for the same periods in 2015.

(b)
The decrease in consumer high-speed Internet customers was primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink. As of September 30, 2016, we provided high-speed Internet service to approximately 77 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the three and nine month periods ended September 30, 2016, consumer high-speed Internet customers decreased by 12,800 and 32,100, respectively, compared to decreases of 11,200 and 22,000 for the same periods in 2015.

(c)
For the three and nine month periods ended September 30, 2016, digital television customers decreased by 12,700 and 30,000, respectively, compared to decreases of 6,500 and 19,300 for the same periods in 2015, primarily due to competition from other service providers.

(d)
The decrease in small business customers was primarily due to business closures and competition from cable companies. For the three and nine month periods ended September 30, 2016, small business customers decreased by 2,500 and 8,300, respectively, compared to decreases of 3,000 and 11,600 for the same periods in 2015.

We expect the number of consumer households, consumer high-speed Internet customers, digital television subscribers and small business customers in our ILEC footprint to continue to be impacted by the effects of competition.

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale customers, including telecom companies, content providers, and cable and other network operators. The Wholesale business unit produced $478.3 million in revenue and $343.3 million in contribution margin for the first nine months of 2016.

Strategy

Our Wholesale strategy is focused on expanding our network in strategic, high-traffic locations to drive new sales opportunities through the connection of our long-haul network to carrier hotels, international landing stations and data centers. We currently operate the sixth largest fiber network in the nation with approximately 129,000 route miles of fiber. Our fiber network links common interconnection points in tier one locations to our tier two and three markets, enabling our customers to reach their end users through unique and diverse routes. We have made significant investments in our network adding route miles and new access points. With further expansion of our fiber transport network through capital investment, we will enhance our ability to provide high bandwidth connectivity. We have also expanded our sales team to target high growth areas including content, international and cable television providers.

We believe that we are well positioned to stabilize our Wholesale business through investment in our network, offering advanced products and solutions, targeting our core customers and controlling costs through our disciplined approach to capital and expense management.

Wholesale Segment Results of Operations

The following table reflects the Wholesale segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2016	2015	Amount	%	2016	2015	Amount	%
Revenues:
Core wholesale (a) (c)	$126.5	$132.9	$(6.4)	(5)	$386.9	$406.7	$(19.8)	(5)
Resale (b)	18.3	20.5	(2.2)	(11)	56.9	60.6	(3.7)	(6)
Total core wholesale and resale	144.8	153.4	(8.6)	(6)	443.8	467.3	(23.5)	(5)
Wireless TDM (c)	10.4	15.3	(4.9)	(32)	34.5	49.9	(15.4)	(31)
Total revenues	155.2	168.7	(13.5)	(8)	478.3	517.2	(38.9)	(8)
Costs and expenses (d)	44.3	44.8	(0.5)	(1)	135.0	139.2	(4.2)	(3)
Segment income	$110.9	$123.9	$(13.0)	(10)	$343.3	$378.0	$(34.7)	(9)

(a)	Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services.

(b)	Revenues represent voice and data services sold to other communications services providers on a resale basis.

(c)
The decreases in these revenues were attributable to declines in special access charges for dedicated copper-based circuits as carriers migrate to fiber-based networks. We expect these revenues to be adversely impacted as carriers continue to migrate traffic to fiber-based connections.

(d)	The decreases were primarily related to lower interconnection expense due to reductions in voice and long-distance usage by our wholesale customers.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first nine months of 2016, the Enterprise segment generated $1,533.6 million in revenue and $233.4 million in contribution margin.

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

We believe we can drive meaningful improvements in our Enterprise margins by focusing on profitable growth, increasing sales on our own network facilities to reduce third party network access costs and improving of efficiency with system and process enhancements. We made progress on this goal in 2016 by increasing margins from 10 percent in the first quarter of 2015 to 16 percent in the third quarter of 2016 and we expect to further expand contribution margins to 20 percent over the next 3 years.

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

Enterprise Service Revenues

The following table reflects the Enterprise segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2016	2015	Amount	%	2016	2015	Amount	%
Revenues and sales:
Service revenues:
Voice and long distance (a)	$141.3	$151.6	$(10.3)	(7)	$434.5	$453.5	$(19.0)	(4)
Data and integrated services (b)	326.6	317.5	9.1	3	963.9	919.3	44.6	5
Miscellaneous	27.1	26.6	0.5	2	79.3	76.8	2.5	3
Total service revenues	495.0	495.7	(0.7)	—	1,477.7	1,449.6	28.1	2
Product sales (c)	16.2	31.4	(15.2)	(48)	55.9	90.7	(34.8)	(38)
Total revenues and sales	511.2	527.1	(15.9)	(3)	1,533.6	1,540.3	(6.7)	—
Costs and expenses (d)	428.1	463.8	(35.7)	(8)	1,300.2	1,377.5	(77.3)	(6)
Segment income	$83.1	$63.3	$19.8	31	$233.4	$162.8	$70.6	43

(a)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower long-distance usage, adverse effects of competition and the migration of existing customers to integrated services and bundled offerings.

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

(d)	Decreases were primarily related to reductions in headcount to increase operating efficiency and restructure our sales and customer service workforce to improve the overall customer experience.

The following table reflects the Enterprise segment operating metrics:

	September 30,		Increase (Decrease)
(Thousands)	2016	2015	Amount	%
Enterprise customers	26.6	26.2	0.4	2

Enterprise customers represent those customer relationships that generate $1,500 or more in revenue per month. Our enterprise customer base has remained relatively unchanged during 2016. For the three and nine month periods ended September 30, 2016, Enterprise customers changed by (200) and 300, respectively, compared to changes of 200 and (100) for the same periods in 2015.

SMALL BUSINESS - CLEC SEGMENT

Our Small Business - CLEC segment consists of small business customers residing outside of our ILEC footprint. During the first nine months of 2016, this segment generated revenue of $372.7 million and contribution margin of $119.8 million.

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

Similar to our Small Business - ILEC operations, we experience competition from cable television companies and other communications services providers in areas served by our Small Business - CLEC segment.

Small Business - CLEC Service Revenues

The following table reflects the Small Business - CLEC segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2016	2015	Amount	%	2016	2015	Amount	%
Service revenues (a)	$118.7	$139.0	$(20.3)	(15)	$372.7	$427.5	$(54.8)	(13)
Cost and expenses (b)	81.4	92.7	(11.3)	(12)	252.9	288.0	(35.1)	(12)
Segment income	$37.3	$46.3	$(9.0)	(19)	$119.8	$139.5	$(19.7)	(14)

(a)
The decreases were primarily due to the decline in customers discussed below. For 2016, we are focused on customer retention and selling incremental services to existing customers to enhance profitable revenue opportunities.

(b)	The decreases were primarily due to reductions in voice services and network access costs directly related to the decline in customers.

The following table reflects the Small Business - CLEC segment operating metrics:

	September 30,		Increase (Decrease)
(Thousands)	2016	2015	Amount	%
Small Business - CLEC Customers	76.7	95.2	(18.5)	(19)

The decreases in small business customers were primarily due to business closures and competition from cable companies. For the three and nine month periods ended September 30, 2016, small business customers decreased by 4,500 and 14,500, respectively, compared to decreases of 4,100 and 12,300 for the same periods in 2015.

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

Federal Regulation and Legislation

Inter-carrier Compensation and USF Reform

In November 2011, the FCC released an order (“the Order”) that established a framework for reform of the inter-carrier compensation system and the federal USF. The Order included two primary provisions:

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

As part of the Order’s reform of inter-carrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support is expected to decrease incrementally from $36.4 million in 2015 to an estimated $15.6 million in 2017, with a portion of the decrease offset by future increases in ARC revenues. Absent a change by the FCC to its current rules, the ARM will phase out annually in one-third increments, beginning in July 2017, and will be eliminated completely as of July 2019.

Set forth below is a summary of inter-carrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Inter-carrier compensation revenue	$28.7	$39.3	$99.9	$132.9
Federal universal service and CAF Phase II support	$49.0	$97.8	$146.0	$147.9

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are approximately 50 other such lawsuits against hundreds of defendants. All of the suits were consolidated in a single federal district court in Texas, which dismissed Verizon and Sprint’s federal law claims on November 17, 2015. In March 2016, the plaintiffs were denied permission to appeal the dismissal, which permission was required given certain procedural issues. Verizon and Sprint’s state law claims, and the defendants’ counterclaims for return of all withholdings (including those involving Windstream), are continuing in federal district court, along with a number of new lawsuits recently filed (but not involving Windstream). Rulings on several pending motions related to the new lawsuits could influence the direction of all of the suits. A July 2016 scheduling order from the federal district court requires the parties to meet and confer in the fourth quarter of 2016 on the amounts in dispute, and also establishes prescribed filing dates for pre-trial matters through the first quarter of 2017. On September 19, 2016, fifty-five Windstream subsidiaries jointly filed a new lawsuit against Sprint in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. That case was transferred to the consolidated court by an October 10, 2016 order.  Additionally, the subject matter of the suits remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable, given the uncertainty concerning the ultimate venue of the disputes and the amount of traffic being disputed.

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
State Regulation and Legislation

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three and nine month periods ended, 2016, we recognized $26.5 million and $74.9 million, respectively, in state USF revenue, which included approximately $12.9 million and $39.3 million, respectively, from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the nine month period ended September 30, 2016, we received $34.5 million from the large company program and $4.8 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas Public Utility Commission (“PUC”), the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

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

In New Mexico, where we have historically received $8.4 million in annual support, the Public Regulation Commission (“PRC”) adopted modified USF rules in November 2014 that resulted in a reduction in annual support to $6.9 million in 2015. We filed an appeal of those rules with the New Mexico Supreme Court in 2015 and in March 2016, the Court granted our appeal and remanded the matter to the PRC for further consideration. During the pendency of the appeal, the PRC adopted additional rule modifications that resulted in continued albeit more moderate reductions. We filed an appeal of the modified rules with the New Mexico Supreme Court in March 2016 but recently requested that the Court hold the appeal in abeyance pending completion of a rulemaking initiated by the PRC in August 2016 to address the court remand as well as the matters challenged in the March 2016 appeal. In the pending rulemaking proceeding the PRC proposes to revert to the methodology for calculating support used prior to the modifications adopted in November 2014. We do not know if the PRC will adopt the proposed methodology, so it is difficult at this time to predict the financial impact.

In Nebraska, where we received $5.3 million from the state high cost fund in 2015, the Public Service Commission (“PSC”) announced reforms during the third quarter of 2015, for price-cap carriers that would freeze 2016 support at 2015 levels - with 50 percent allocated to ongoing operations and 50 percent allocated to broadband projects that must be pre-approved by the PSC. In November 2015, the PSC announced that it planned to reconsider the allocations, but in the interim, support would continue to flow based on the reforms, subject to true-ups if there is a change in the allocation amounts. On July 12, 2016, the PSC issued an order upholding the 2016 amounts initially allocated to Windstream and stating that the support amounts are final and not subject to any true-ups. In September 2016, the PSC issued an order seeking comment on further reforms of the high-cost support mechanism for all carriers, focusing primarily on the need to incent providers to invest more in their broadband-capable networks. It is difficult to predict the impact, if any, that might result from future reforms.

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

We have evaluated and we continue to evaluate possible acquisition and disposition transactions on an on-going basis. At any time, we may be engaged in discussions or negotiations with respect to possible acquisitions and/or dispositions. We cannot assure you if or when we will consummate any such transaction or the terms of any such transaction.

On May 12, 2016, our shareholders ratified a shareholder rights plan, previously adopted by Windstream Holdings’ board of directors. The plan is designed to protect our net operating loss carryforwards (“NOLs”) from the effect of limitations imposed by federal and state tax rules following a change in the ownership of our stock. This plan was designed to deter an “ownership change” (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carry forwards in the future.  A person or group of affiliated or associated persons may cause the rights under the plan to become exercisable if such person or group is or becomes the beneficial owner of 4.90 percent or more of the “outstanding shares” of Windstream Holdings common stock other than as a result of repurchases of stock by Windstream Holdings, dividends or distributions by Windstream Holdings or certain inadvertent actions by Windstream Holdings’ stockholders. For purposes of calculating percentage ownership under the plan, “outstanding shares” of common stock include all of the shares of common stock actually issued and outstanding. Beneficial ownership is determined as provided in the rights plan and generally includes, without limitation, any ownership of securities a person would be deemed to actually or constructively own for purposes of Section 382 of the IRC or the Treasury Regulations promulgated thereunder.

The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream Holdings common stock from the rights plan, if such acquisition would not limit or impair the availability of our NOLs. Such determination will be made in the sole and absolute discretion of the Windstream Holdings’ board of directors, upon request by any person prior to the date upon which such person would otherwise become the beneficial owner of 4.90 percent or more of the outstanding shares of Windstream Holdings common stock. In addition, if the Windstream Holdings’ board of directors determines in good faith that a person has inadvertently become the beneficial owner of 4.90 percent or more of the outstanding shares of Windstream Holdings common stock, and such person divests as promptly as practicable a sufficient number of shares of common stock so that such person beneficially owns less than 4.90 percent, then such person will not cause the rights under the plan to become exercisable. This summary description of the rights plan does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, dated as of September 17, 2015, by and between Windstream Holdings and Computershare Trust Company, N.A., as Rights Agent, filed as an exhibit to the Windstream Holdings’ Annual Report on Form 10-K for the year ended December 31, 2015.

Historical Cash Flows

The following table summarizes our cash flow activities for the nine month period ended September 30:

(Millions)	2016	2015
Cash flows provided from (used in):
Operating activities	$622.1	$756.3
Investing activities	(753.6)	(772.7)
Financing activities	161.6	85.8
Increase in cash and cash equivalents	$30.1	$69.4

Our cash position increased by $30.1 million to $61.4 million at September 30, 2016, from $31.3 million at December 31, 2015, as compared to an increase of $69.4 million during the same period in 2015. Cash inflows in the nine month period ended September 30, 2016 were primarily from operating activities and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, repurchases of our common stock, and payments under lease obligations.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $134.2 million in the nine month period ended September 30, 2016, as compared to the same period in 2015. The decrease was primarily attributable to lower earnings, as our operating results were negatively impacted by reductions in small business, wholesale, and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively, additional interest expense of $152.9 million attributable to the master lease agreement with CS&L, and changes in working capital mostly driven by timing differences in the collection of trade receivables and the payment of trade accounts payable and other current liabilities.

We are currently utilizing NOLs and other income tax initiatives to lower our cash income tax obligations during 2016. As a result, we expect cash income tax payments to be approximately $10.0 million in 2016.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities decreased $19.1 million in the nine month period ended September 30, 2016, as compared to the same period in 2015. The decrease was primarily due to the absence of grant funds received for broadband stimulus projects and network expansion funded by CAF - Phase I, partially offset by increased capital expenditures, further discussed below.

Capital expenditures were $753.4 million for the nine month period ended September 30, 2016 compared to $744.4 million for the same period in 2015, an increase of $9.0 million. During the first nine months of 2016, the majority of our capital spend was directed toward fiber expansion and consumer broadband upgrades of our network. Capital expenditures for the first nine months of 2016 also include $120.5 million of incremental spend related to Project Excel, a capital program begun in late 2015 that accelerates our plans to upgrade our broadband network by the end of 2016 funded by a portion of the proceeds from the sale of the data center business.

Excluding approximately $200.0 million in capital expenditures related to Project Excel, we expect total 2016 capital expenditures to range between $800.0 million to $850.0 million.

Cash Flows - Financing Activities

Cash provided from financing activities was $161.6 million for the nine month period ended September 30, 2016 compared to $85.8 million for the same period in 2015, an increase of $75.8 million.

Proceeds from new issuances of long-term debt during the first nine months of 2016 were $3,340.0 million which consisted of new and incremental borrowings totaling $750.0 million under Tranche B6 of Windstream Services’ senior secured credit facility, a portion of which were issued at a discount, and the incurrence of new borrowings of $2,605.0 million under the revolving line of credit. Comparatively, proceeds from new issuances of long-term debt were $1,620.0 million during the first nine months of 2015 and consisted solely of new borrowings under the revolving line of credit.

Debt repayments for the nine months ended September 30, 2016 totaled $2,919.6 million and primarily consisted of cash outlays totaling $1,288.8 million in connection with the repurchase and redemption of the 2017 Notes and open market repurchases of other senior unsecured notes. During the nine months of 2016, Windstream Services also repaid $1,608.0 million of borrowings under its revolving line of credit. Comparatively, debt repayments for the nine month period ended September 30, 2015 principally consisted of the redemption of the $400.0 million 2018 Notes and $450.0 million PAETEC 2018 Notes, open market repurchases of $253.7 million of aggregate principal amount of senior unsecured notes, repayment of borrowings under the revolving line of credit of $707.8 million and the pay-off of the remaining principal balance of $241.8 million of Tranche B4 under the senior secured credit facility.

During the first nine months of 2016, dividends paid to shareholders were $44.1 million, which was a decrease of $310.0 million, as compared to the same period in 2015, reflecting the decline in our quarterly dividend rate following the REIT spin-off. On November 4, 2016, we declared a cash dividend of $.15 per share on our common stock which is payable on January 17, 2017, to shareholders of record on December 30, 2016.
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

As of September 30, 2016, we had $4,866.1 million in long-term debt outstanding, including current maturities (see Note 2). As of September 30, 2016, the amount available for borrowing under Windstream Services’ revolving line of credit was $600.8 million. As of September 30, 2016, Windstream Services had approximately $518.0 million of restricted payment capacity as governed by its senior secured credit facility. The restricted payment capacity may limit the amount of dividends Windstream Services may distribute to Windstream Holdings to fund future dividend payments to Windstream Holdings’ shareholders. Under terms of the credit facility, payments required under the master lease are deducted from operating income before depreciation and amortization (“OIBDA”). Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2016, Windstream Services was in compliance with all debt covenants and restrictions.

Windstream Services’ senior secured credit facility include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at September 30, 2016:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$4,866.1
Capital leases, including current maturities	35.1
Total long term debt and capital leases	$4,901.2
Operating income, last twelve months	$575.2
Depreciation and amortization, last twelve months	1,267.5
Other expense adjustments required by the credit facility (a)	(523.9)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,318.8
Leverage ratio (b)	3.72
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,318.8
Interest expense, last twelve months	$877.9
Adjustments required by the credit facility (c)	(552.9)
Adjusted interest expense	$325.0
Interest coverage ratio (d)	4.06
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility primarily consist of the inclusion of the annual cash rental payment due under the master lease agreement with CS&L and the exclusion of pension and share-based compensation expense, and merger, integration and restructuring charges.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)
Adjustments required by the credit facility primarily consist of the inclusion of capitalized interest and amortization of the discount on long-term debt, net of premiums, and the exclusion of the interest expense attributable to the long-term lease obligation under the master lease agreement with CS&L.

(d)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

Credit Ratings

As of September 30, 2016, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

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

Contractual Obligations and Commitments

As a result of the issuance of a new $750.0 million secured term loan, redemptions and repurchases of $1,370.9 million of long-term debt, and the completion of the debt-for-equity exchange during the first nine months of 2016, Windstream Services’ long-term debt obligations changed from December 31, 2015. The table below presents Windstream Services’ long-term debt obligations as of September 30, 2016 reflecting these changes:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$13.4	$582.8	$2,049.6	$2,279.7	$4,925.5
Interest payments on long-term debt obligations (b)	291.1	581.0	475.3	237.9	1,585.3
Total	$304.5	$1,163.8	$2,524.9	$2,517.6	$6,510.8

(a)	Excludes $(5.9) million of unamortized net discounts and $53.5 million of unamortized debt issuance costs included in long-term debt at September 30, 2016.

(b)	Variable rates on Tranche B5 and B6 of the senior secured credit facility are calculated in relation to one-month LIBOR, which was 0.53 percent at September 30, 2016.

Except for the amounts presented above, there have been no significant changes in our other contractual obligations and commitments since December 31, 2015, as set forth in our Annual Report on Form 10-K.

Reconciliation of Non-GAAP Financial Measures

From time to time, we will reference certain non-GAAP measures in our filings. Management’s purpose for including these measures is to provide investors with measures of performance that management uses in evaluating the performance of the business. These non-GAAP measures should not be considered in isolation or as a substitute for measures of financial performance reported under GAAP. Following is a reconciliation of a non-GAAP financial measure titled OIBDA to the most closely related financial measure reported under GAAP referenced in this filing.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2016	2015	2016	2015
Operating income	$129.4	$178.5	$441.7	$377.7
Depreciation and amortization	321.0	350.5	934.0	1,033.0
OIBDA (a)	$450.4	$529.0	$1,375.7	$1,410.7

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the true earnings capacity of providing telecommunications services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include evaluating the collectability of trade receivables, calculating depreciation and amortization expense, assessing goodwill for impairment, accounting for pension benefits, determining the fair values of derivative instruments, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the nine month period ended September 30, 2016.
Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1.

•	Revenue Recognition

•	Fair Value Measurement Disclosures

•	Pension Plan Investment Disclosures

•	Valuation of Inventory

•	Leases

•	Derivatives and Hedging

•	Employee Share-Based Payment Accounting

•	Financial Instruments - Credit Losses

•	Cash Flow Statement Presentation

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our expectation to return a portion of our cash flow to shareholders through our dividend; expectations regarding our “network first” strategy to improve financial performance and increase market share; expectations regarding revenue trends and improving margins in our business segments; network cost optimization; stability and growth in adjusted OIBDA; expected levels of support from universal service funds or other government programs; expected rates of loss of consumer households served or inter-carrier compensation; expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds; expectations regarding expanding IPTV and 1 Gbps services to more locations and expanding our fiber network; our expected ability to fund operations; expected required contributions to our pension plan; the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and forecasted capital expenditure amounts related to these investments; anticipated benefits of Project Excel to improve network capabilities; anticipated capital expenditures and certain debt maturities from cash flows from operations; and expected effective federal income tax rates. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

As of September 30, 2016, Windstream Services has entered into four pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2021. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 3 to the consolidated financial statements.

As of September 30, 2016 and 2015, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $1,070.8 million, and $689.7 million, or approximately 21.8 percent and 12.0 percent of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $10.7 million and $6.9 million for the nine month periods ended September 30, 2016 and 2015, respectively. Actual results may differ from this estimate.

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
Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 77.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrants have duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)
November 7, 2016	November 7, 2016

WINDSTREAM HOLDINGS, INC. WINDSTREAM SERVICES, LLC FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.