Form 10-K
period 2016-12-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2017-03-01
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2016 - $893,938,786

As of February 23, 2017, 97,288,913 shares of common stock of Windstream Holdings, Inc. were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

This Form 10-K is a combined annual report being filed separately by two registrants: Windstream Holdings, Inc. and Windstream Services, LLC. Windstream Services, LLC is a direct, wholly owned subsidiary of Windstream Holdings, Inc. Accordingly, Windstream Services, LLC meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, the use of the terms “Windstream,” “we,” “us” or “our” shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Services, LLC, and the term “Windstream Services” shall refer to Windstream Services, LLC and its subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated Into
Proxy statement for the 2017 Annual Meeting of Stockholders	Part III
The Exhibit Index is located on pages 42 to 46.

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

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company incorporated in the state of Delaware on May 23, 2013, and the parent of Windstream Services, LLC (“Windstream Services”), a Delaware limited liability company organized on March 1, 2004. Windstream Holdings common stock trades on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “WIN”. Windstream Holdings owns a 100 percent interest in Windstream Services. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result, also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

ACQUISITION OF EARTHLINK HOLDINGS CORP

On February 27, 2017, Windstream Holdings completed its merger with Earthlink Holdings Corp. (“Earthlink”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2016,whereby EarthLink merged into Europa Merger Sub, Inc., an wholly-owned subsidiary of Windstream Services, LLC, and survived, and immediately following, merged with Europa Merger Sub, LLC, a wholly-owned subsidiary of Windstream Services, LLC, with Merger Sub surviving and changing its name to EarthLink Holdings, LLC (the “Merger”). Earthlink Holdings, LLC is a direct, wholly-owned subsidiary of Windstream Services and provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. As a result of the Merger, Windstream added approximately 700,000 customers and approximately 16,000 incremental route fiber miles. In the Merger, each share of EarthLink common stock was exchanged for .818 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings issued approximately 93 million shares of its common stock and assumed approximately $435 million of EarthLink’s long-term debt, in a transaction valued at approximately $1.1 billion. Upon closing of the Merger, Windstream Holdings’ stockholders own approximately fifty-one percent (51%) and EarthLink stockholders own approximately forty-nine percent (49%) of the combined company. As a result of the Merger, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over an extensive national footprint now spanning approximately 147,000 fiber route miles. We also expect to achieve operating and capital expenditure synergies in integrating EarthLink’s operations into our existing business segment structure. For additional information regarding the Merger, including our refinancing of EarthLink’s long-term debt, see Note 18 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K.

OVERVIEW

We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and wholesale customers across the United States. We provide data, cloud solutions, unified communications and managed services to small business and enterprise clients. We also offer bundled services, including broadband, security solutions, voice and digital television to consumers. We supply core transport solutions on a local and long-haul fiber network spanning approximately 147,000 miles, including network assets acquired in the Merger with EarthLink.

Our vision is to provide a best-in-class customer experience through a world-class network. Our “network first” strategy entails leveraging our existing infrastructure and investing in the latest technologies to create significant value for both our customers and our shareholders. Following the completion of the Merger with EarthLink, our business unit organizational structure will be focused on the following four core customer groups: ILEC Consumer and Small Business, Wholesale, Enterprise, and CLEC Consumer and Small Business, as further defined below. During the third quarter of 2016, we changed the name of our Carrier segment to Wholesale to better reflect our customer base and the products and services we are selling in the marketplace. Historically, we were solely focused on serving telecom companies based in the United States, but over the past year, we have expanded our focus to sell our products and services to non-traditional telecom companies, including content providers, data center operators and international carriers requiring voice and data transport services in the United States. This organizational structure aligns all aspects of the customer relationship (sales, service delivery, and customer service) to improve accountability to the customer and sharpen our operational focus.

We differentiate our business customers between enterprise and small business generally based on the monthly recurring revenue generated by the customer. Enterprise customers consist of those relationships that have the propensity now or in the future to generate at least $1,500 or more in monthly recurring revenue. Business customers not meeting this criterion are classified as small business. In classifying our business customers, we consider the maximum potential revenue to be generated from the customer relationship for both our existing customer base and any new customers in determining which business unit can best support the customer. Accordingly, over time, we may prospectively change the classification of a particular business customer between enterprise and small business. Our consumer and small business customer base is further disaggregated between those customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in services areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. Under this organizational structure, we have combined our ILEC Consumer and Small Business operations into one segment and we have also combined in a separate segment our CLEC Consumer and Small Business operations due to similarities with respect to product and service offerings, marketing strategies and customer service delivery.

With the completion of the Merger with EarthLink, we have a focused operational strategy for each business segment with the overall objective to generate strong financial returns for our investors by leveraging our existing network and grow adjusted OIBDA, which is defined as operating income plus depreciation and amortization, adjusted to exclude the impact of merger, integration and other costs, restructuring charges, pension expense and share-based compensation.

Our operational strategy for each of our business segments are as follows:

ILEC Consumer & Small Business
Enhance broadband network and deliver more speed to more customers
Wholesale
Leverage extensive network to increase sales and drive cost reductions
Enterprise
Improve contribution margin through operating efficiencies and reduction in network access costs
CLEC Consumer & Small Business
Improve contribution margin by growing profitable customer relationships and managing costs
Grow Adjusted OIBDA

Presented below for each of our business segments is an overview and further discussion of our operating strategy, product and service offerings, sales and marketing efforts and the competitive landscape in which we operate.

ILEC CONSUMER AND SMALL BUSINESS SEGMENT

The ILEC Consumer and Small Business segment includes approximately 1.5 million residential and small business customers. This segment generated $1.6 billion in revenue and $899 million in segment income, or contribution margin, during 2016.

Strategy

Within our ILEC Consumer and Small Business segment, we are focused on expanding and enhancing our broadband capabilities to provide a great customer experience, drive higher average revenue per customer and increase market share.

We expect to grow revenue by continuing to increase broadband speeds and capacity throughout our territories. Project Excel, which began in late 2015, focused on upgrading our fiber-fed infrastructure with Very high-bit-rate Digital Subscriber Line Generation 2 (“VDSL2”) electronics to enable faster broadband speeds and enhances our backhaul capabilities to address future capacity demands and improve network reliability. As we approach the completion of this project in the first quarter of 2017, we will be able to provide 25 megabits per second (“Mbps”) speeds to 54 percent of our broadband footprint and 50 Mbps speeds to 30 percent; which are very competitive offerings in our rural markets. We believe these network upgrades will provide a great customer experience, which should help drive higher average revenue per customer per month and allow us to increase our market share.

During 2016, we increased Internet availability across all speed tiers and can now offer premium Internet speeds of 50 Mbps and higher to approximately 25 percent of our footprint. In addition, in 2016 we launched 1-Gigabit Internet service in four market areas to deliver faster speeds to more of our customer base. CAF funding will also support and expand our broadband capabilities.

We expect increases in real-time streaming video and traditional Internet usage to drive demand for faster broadband speeds and generate increased revenues as customers upgrade their services. We also sell value-added Internet services, such as security and online back-up, to leverage our broadband capabilities. Currently 89 percent of our existing customer base subscribes to Internet speeds of 25 Mbps or less. With the increased availability of premium broadband speeds, we have a significant opportunity to migrate customers to faster speeds which, we believe will reduce churn, improve the overall customer experience and drive higher average revenue per customer.

Services and Products

Our Consumer services primarily consist of high-speed Internet, traditional voice and video services. We are committed to providing high-speed broadband and additional value-added services to our consumer base, as well as bundling our service offerings to provide a comprehensive solution to meet our customers’ needs at a competitive value.

Our Consumer broadband services are described further as follows:

•	High-speed Internet access: We offer high-speed Internet access with speeds up to 1 gigabits per second (“Gbps”).

•	Internet security services: Our Security Suite offers customers critical Internet security services, including anti-virus protection, spyware blocking, file back up and restoration.

•
Online backup services: Our online backup service allows consumers to back up and restore important files through the Internet. Additionally, our backup services provide consumers with the ability to store and share files on network-based storage devices. Files can be accessed from any computer with an Internet connection.

Consumer voice services include basic local telephone services, features and long-distance services. Features include call waiting, caller identification, call forwarding, as well as various other offerings. We also offer a variety of long-distance plans, including rate plans based on minutes of use, flexible or unlimited long-distance calling services.

We offer video services to consumers primarily through a relationship with Dish Network LLC (“Dish Network”). We also own and operate cable television franchises in some of our service areas and we offer Kinetic, a highly competitive IP video entertainment offering, in our top 4 market areas. Our video offerings allow us to provide comprehensive bundled services to our consumer base, helping insulate our customers from competitors.

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

Our ILEC Small Business services include:

•	High-speed Internet access: We offer speeds up to 1 Gbps with an option of high-speed Internet or a dedicated solution.

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

•
Web and E-mail hosting: With our web and e-mail hosting services, our customers are in control of customizing and branding their own professional online presence. We provide the tools to quickly and efficiently develop a web presence that suits their business needs.

•
Fax-to-e-mail: We offer the ability to leverage the advantage of mobility to send and receive faxes online from anywhere they can access their email or Internet. We also offer a Health Insurance Portability and Accountability Act (“HIPAA”) compliant option to support our customers in the healthcare industry to maintain compliance with current health standards and regulations.

Small business voice services include a variety of line types available to serve customer needs. We offer a standard business local line, Centrex lines, key systems, private branch exchange (“PBX”) lines, Voice over Internet Protocol (“VoIP”) and complex phone systems. Additional options for our voice lines include long-distance services, and several calling features including call waiting, call return, speed calling, caller ID, repeat dialing, three-way calling, rotary hunt, voice mail or rotary hunt voice mail. Our many voice offerings provide customers a wide range of voice solutions that be fit our small business customer voice needs.

Sales and Marketing

Our sales and marketing strategy is focused on driving top-line revenue growth through stabilizing broadband market share while deepening speed and value-added service penetration for each broadband connection. In our ILEC Consumer and Small Business segment, our goal is to win and retain the household or business first and then expand the product participation by consulting on the appropriate speed or value-added service to enhance the experience. We employ the following principles to achieve these goals:

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

•
Product simplification: We sell double and triple play bundle packages to customers at competitive price points, offering high-speed Internet voice and video services at a better value than when purchasing those services individually or from different providers. In our space, we follow a similar bundling approach utilizing voice lines and broadband (dedicated or simple) as the bundle foundation.

Sales are made through various distribution channels giving new and existing customers choices in how to interact and experience our products and services. We offer customers the opportunity to order service and purchase a number of products designed to enhance our existing services at any of our 27 retail stores located in our local service areas or via our call center based sales teams. We augment these traditional channels with online sales, national agents, telephone and direct sales representatives. We utilize a similar multi-channel approach for our ILEC Small Business sales focusing on a blend of local field sales teams and inbound/outbound call centers to serve this segment.

Competition

We experience competition for ILEC Consumer and Small Business services. During 2016, consumer households served decreased by approximately 91,200, or 6 percent, consumer high-speed Internet customers decreased by approximately 44,000, or 4 percent, and small business customers declined by approximately 10,900, or 7 percent. Sources of competition in our service areas include, but are not limited to, the following:

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

•
Communications carriers: We are required to lease our facilities and capacity to other communications carriers. These companies compete with us by providing voice and high-speed Internet services to both the ILEC Consumer and Small Business segment. Additionally, some of the more populated service areas are experiencing new-market entry by communications carriers who are building out their own network to compete for high-speed Internet services.

Approximately 26 percent of our footprint does not have a cable broadband provider. Our focus to upgrade our infrastructure and deploy premium Internet speeds in our ILEC Consumer and Small Business markets will improve our competitive positioning and enable us to respond to demand and competitive pressure.

To retain and grow our ILEC Consumer and Small Business customer base, we are committed to providing our customers with exceptional service by offering faster broadband speeds and value-added services, while also offering the convenience of bundling those services with voice and video services.

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale customers, including telecom companies, content providers, and cable and other network operators. The Wholesale business unit produced $631 million in annual revenue and $452 million in contribution margin in 2016.

Strategy

Our Wholesale strategy focuses on expanding our network in strategic, high-traffic locations to drive new sales through the connection of our long-haul network from carrier hotels, international landing stations and data centers to our high fiber density markets. Our fiber network connects common interconnection points in tier one locations to our tier two and three markets, enabling our customers to reach their end users through unique and diverse routes. Including network assets acquired in the Merger with EarthLink, our fiber network spans approximately 147,000 route miles of fiber. We have made significant investments in our network adding route miles and new access points to provide advanced Wave and Metro Ethernet Forum (“MEF”) Ethernet services. With further expansion of our fiber transport network through capital investment, we will provide our customers located on the West Coast with direct access to our network. Our sales team continues to target high growth areas including content, international and cable television providers.

To maintain our contribution margins in our Wholesale business, we will continue to invest in our network, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Services and Products

Wholesale services provide network bandwidth to other telecommunications carriers, network operators, and content providers. These services include special access services, which provide access and network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the growing wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.

Sales and marketing

Our sales and marketing efforts are designed to differentiate us from our competitors by providing services in underserved markets with a superior customer experience. Our sales and customer support staff are aligned to work closely with each customer to ensure that the customer’s specific business needs are met. Whether servicing content providers, cable operators, data centers or other communication services providers who require single or multiple circuit connections or may not have sufficient transport network to support their immediate needs, our goal is to exceed customer expectations by providing personalized service and solutions.

Competition

The market for carrier services is highly competitive as continued merger and acquisition activity has resulted in fewer customers and intensified pricing pressure. To improve competitiveness and expand new sales opportunities, we have invested in our network to meet the growing demand for 10 Gbps and 100 Gbps bandwidth. Through network expansion and Ethernet upgrades, we are capable of providing access and transport services to major interconnection points with other networks and to rural markets, often on unique and diverse routes. By providing a superior customer experience with advanced network technology, we are well positioned to attract new business and increase market share.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced network and communication services to enterprise customers throughout the continental United States. During 2016, the Enterprise segment generated $2.0 billion in revenue and $319 million in contribution margin.

Strategy

The strategy for our Enterprise business is to increase contribution margin by expanding our portfolio of next-generation products, expanding our metro fiber and fixed wireless network assets, reducing costs and improving the customer experience. As one of the country’s largest service providers, our nationwide network and broad portfolio of products, coupled with a highly responsive service model, provide customers with customized solutions.

We target mid and large-size enterprise customers that consider their network and communication infrastructure as critical in operating their business. We support some of the most demanding IT organizations within the healthcare, financial services, retail, government and education sectors. We will continue to sharpen our focus on these markets in offering solutions tailored to meet their individual needs.

We believe we can continue to drive meaningful improvements in our Enterprise margins by focusing on more profitable market segments and further leveraging our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. We made progress on this goal in 2016 by increasing margins from 10 percent in the first quarter of 2015 to 17 percent in the fourth quarter and we expect to further expand contribution margins to 20 percent by 2018.

To grow profitability, we are focused on leveraging the latest technology in offering next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. Software Defined Wide Area Networking (SDWAN) and Unified Communication as a Service (UCaaS) represent two examples of next-generation solutions where we are seeing significant market traction. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the market place.

Services and Products

Our Enterprise customers typically have more complex communications requirements. They value our tailored solution design process and dedicated service support model. They subscribe to services such as multi-site networking, integrated VoIP and data services, Unified Communications as a Service (“UCaaS”), Contact Center as a Service (“CCaaS”), data center (cloud) connectivity, network security, managed network services, and other cloud application services.

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

•
Multi-site networking: Our advanced network provides private, secure multi-site connections for large businesses with multiple locations. Our core growth networking growth products include software defined wide area networking (“SDWAN”), multiprotocol label switching (“MPLS”), Ethernet - Local Area Network (“LAN”) and Wavelength connectivity solutions.

•
UCaaS, CCaaS and hosted voice: Our robust UCaaS, CCaaS and hosted voice solution portfolio leverages the latest technology to enable our customers to improve productivity and avoid the upfront capital expense associated with costly PBX systems.

•
Colocation and data center services: We offer traditional colocation services directly through our data centers and more advanced cloud computing, hosting and disaster recovery solutions through our reciprocal strategic partnerships. We will continue to make investments to expand our fiber network directly to other third-party data center facilities. Through our cloud connectivity offering, we provide secure and highly-scalable connectivity to Amazon Wed Services (“AWS”) and Microsoft Azure platforms. We will continue to expand connectivity to additional cloud ecosystems throughout 2017.

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

Sales and Marketing

Our sales and marketing team ensures we deliver on our brand promise to enable smart solutions and personalized service to our customers. Our Enterprise sales organization is extensive, including over 61 business sales offices throughout the United States with more than 1,100 sales employees focused on meeting the needs of our customers.

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

Competition

The market for enterprise customers is highly competitive. We believe we are well positioned to gain market share within the mid and large-size enterprise segment based upon our ability to leverage our national network to provide advanced customized solutions and by being easier to do business with than our competitors.

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

CLEC CONSUMER AND SMALL BUSINESS SEGMENT

Our CLEC Consumer and Small Business segment will now include EarthLink’s consumer business and small business customers residing outside of our ILEC footprint. During 2016, this segment, which included only small business customers outside of our ILEC footprint, generated revenue of $484 million and contribution margin of $155 million.

Our CLEC Consumer and Small Business strategy is focused on improving contribution margin trends by growing profitable customer relationships and managing costs. To moderate revenue and contribution margin declines and maximize profitability, we are focused on retaining our most profitable customers, selling incremental services and locations to existing customers, targeting new sales in select markets, and managing customer-level profit margins. Our ability to leverage our Enterprise infrastructure should help drive improved cost efficiency in this business.

Products and services provided to our consumer and small business customers include integrated voice and data services, advanced data and traditional voice and long-distance services. We also offer on-line back-up, remote IT, managed web design, web hosting and various email services to small business customers.

Similar to our ILEC Consumer and Small Business operations, we experience competition from cable television companies and other communications service providers in areas served by our CLEC Consumer and Small Business segment.

See Note 15 to the consolidated financial statements included in the Financial Supplement to the Annual Report on Form 10-K for additional financial information regarding our operating segments.

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

REGULATORY AND OTHER REVENUES

Regulatory and certain other operating revenues are derived from activities that are centrally-managed by us and, accordingly, these revenues are not included in the operating results of segments. Regulatory revenues include switched access revenues, federal and state Universal Service Fund (“USF”) revenues, Connect America Fund (“CAF”) Phase II support, and funds received from federal access recovery mechanisms (“ARM”). Switched access revenues include which include usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities. We also receive compensation from wireless and other local exchange carriers for the use of our facilities.

USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is administered by the Federal Communications Commission (“FCC”) for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen USF support in those states in which we elected to receive the CAF Phase II funding, as further described below. The ARM is additional federal universal service support available to help mitigate revenue losses from inter-carrier compensation reform not covered by the access recovery charge (“ARC”), a monthly charge assessed to customers established by the FCC.

In August 2015, we notified the FCC of our acceptance of CAF Phase II support of approximately $175 million per year for a six year period to fund the deployment of voice and high-speed Internet capable infrastructures for eligible locations in 17 of the 18 states in which we are the incumbent provider, declining only the annual statewide funding in New Mexico because our projected cost to comply with the FCC’s deployment requirements greatly exceeded the funding offer. The CAF Phase II support for the 17 states we accepted substantially replaces funding we received under the federal USF high-cost support program. We will still be eligible to participate in a competitive bidding process for CAF Phase II support in New Mexico, along with other interested eligible competitors; however, the rules for the competitive bidding process are still under consideration by the FCC, and have not yet been finalized. We will continue to receive annual USF support in New Mexico frozen at 2011 levels until the CAF Phase II competitive bidding process is complete.

Other operating revenues primarily consist of USF surcharges and other costs passed through to our customers, sales of communications equipment to third-party contractors and revenues from other miscellaneous service offerings.

SIGNIFICANT CUSTOMERS

No single customer, or group of related customers, represented 10 percent or more of our annual operating revenues during the three-year period ended December 31, 2016.

SEASONALITY

Our business is not subject to significant seasonal fluctuations.

NETWORK

As further discussed below under “Material Dispositions”, in April 2015, we completed the spin-off of our fiber and copper networks and other real estate, into an independent, publicly traded real estate investment trust and entered into an agreement to leaseback the network assets. Following the spin-off, we exclusively operate a robust, flexible network allowing us to deliver advanced voice and data services. Following the acquisition of EarthLink, our network consists of approximately 147,000 miles of fiber-optic plant in both our fiber backbone and local service areas and a combination of owned and leased facilities in our local markets.

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

The local networks we operate consist of central office digital switches, routers, loop carriers and virtual and physical colocations interconnected primarily with fiber and copper facilities. A mix of fiber-optic and copper facilities connect our customers with the core network.

Our network service area following the acquisition of EarthLink is as follows:

Seattle
Minneapolis
Grand Rapids
Milwaukee
Buffalo
Albany
Boston
Des Moines
Chicago
Cleveland
Omaha
Salt Lake City
Lincoln
Newark
New York City
Indianapolis
Pittsburgh
Philadelphia
Reno
Denver
Colorado Springs
Kansas City
Ashburn
Lenexa
St Louis
WashingtonD.C.
Sacramento
Louisville
Lexington
Richmond
San Jose
Las Vegas
Tulsa
Knoxville
Oklahoma City
Nashville
Little Rock
Memphis
Charlotte
Los Angeles
Phoenix
Atlanta
Dallas
Jackson
Monroe
Mobile
Houston
Tallahassee
Jacksonville
New Orleans
San Antonio
Tampa
Orlando
Miami
Windstream
Fiber
Fiber Western Expansion
IP Network
Fixed Wireless
Fiber Expansion with Fixed Wireless
ILEC Footprint
EarthLink
Fiber

MATERIAL DISPOSITIONS

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

Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the telecommunications network assets and the consumer CLEC business to Communications Sales & Leasing, Inc. (“CS&L”), a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of CS&L common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by CS&L to Windstream of approximately $2.5 billion of CS&L debt securities. After giving effect to the interest in CS&L retained by Windstream, each Windstream Holdings shareholder received one share of CS&L for every five shares of Windstream Holdings common stock held as of the record date of April 10, 2015 in the form of a tax-free dividend. On April 24, 2015, following the completion of the spin-off, we transferred the CS&L debt securities and cash to two investment banks, in exchange for approximately $2.5 billion of debt securities of Windstream Services held by the investment banks.

As of the spin-off date, excluding restricted shares held by Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. In two separate transactions completed in June 2016, Windstream Services transferred all of its shares of CS&L common stock to its bank creditors in exchange for the retirement of $672.0 million of aggregate borrowings outstanding under its revolving line of credit and to satisfy transaction-related expenses. See also Notes 3 and 5 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K.

DIVIDEND POLICY

On January 15, 2017, we paid our previously declared quarterly dividend of $.15 per share. On February 14, 2017, we announced a pro rata cash quarterly dividend of $.15 per share on our common stock which will be distributed in two separate, prorated payments in light of the merger with EarthLink. The first prorated payment will be calculated based on the number of days elapsed from the beginning of the first quarter on January 1, 2017, to February 26, 2017, the day immediately prior to the closing date of the merger. The dividend will be paid as soon as practicable after the closing date of the merger to Windstream stockholders of record as of February 24, 2017, the last business day immediately prior to the closing date of the merger. The second prorated payment will be calculated based on the number of days elapsed from, and including, the closing date of the merger through March 31, 2017, the end of the first quarter. The second prorated portion of the dividend will be paid on or about April 17, 2017, to Windstream stockholders of record as of March 31, 2017.  Our dividend practice can be changed at any time at the discretion of our board of directors. Accordingly, we cannot assure you we will continue paying dividends at the current rate. See Item 1A, “Risk Factors,” for more information concerning our dividend practice.

MANAGEMENT

Staff at our headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities including investor relations, acquisitions and dispositions, corporate planning, tax planning, cash and debt management, accounting, insurance, sales and marketing support, government affairs, legal matters, human resources and engineering services.

EMPLOYEES

At December 31, 2016, we had 11,870 employees, of which 1,259 employees are part of collective bargaining units. During 2016, we had no material work stoppages due to labor disputes with our unionized employees (see Item 1A, “Risk Factors”).

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

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the anticipated benefits of the merger with EarthLink, including future financial and operating results, projected synergies in operating and capital expenditures and the timing of achieving the synergies reduction in net leverage, and improvement in our ability to compete; our expectation to return a portion of our cash flow to shareholders through our dividend; expectations regarding our network investments to improve financial performance and increase market share; expectations regarding revenue trends, sales opportunities, improving margins in, and the directional outlook of, our business segments; network cost optimization; stability and growth in adjusted OIBDA; expected levels of support from universal service funds or other government programs; expected rates of loss of consumer households served or inter-carrier compensation; expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds and services utilizing next generation technology for customers; expectations regarding expanding enhanced services related to Internet speeds, IPTV and 1 Gbps services to more locations and expanding our fiber network; our expected ability to fund operations; expected required contributions to our pension plan and our ability to make contributions utilizing our common stock; the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and capital expenditure amounts related to these investments; anticipated benefits of Project Excel to improve network capabilities and offer premium Internet speeds; anticipated capital expenditures and certain debt maturities from cash flows from operations; improving our debt profile and reducing interest costs; and expected effective federal income tax rates. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward-looking statements include, among others:

•	the cost savings and expected synergies from the merger with EarthLink may not be fully realized or may take longer to realize than expected;

•	the integration of Windstream and EarthLink may not be successful, may cause disruption in relationships with customers, vendors and suppliers and may divert attention of management and key personnel;

•	changes to our current dividend practice which is subject to our capital allocation policy and may be changed at any time at the discretion of our board of directors;

•	further adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

•
our election to accept state-wide offers under the FCC’s Connect America Fund, Phase II, and the impact of such election on our future receipt of federal universal service funds and capital expenditures, and any return of support received pursuant to the program;

•
the potential for incumbent carriers to impose monetary penalties for failure to meet specific volume and term commitments under their special access pricing and tariff plans, which Windstream uses to lease last-mile connections to serve its retail business data service customers, without FCC action;

•	the impact of new, emerging or competing technologies and our ability to utilize these technologies to provide services to our customers;

•
for certain operations where we lease facilities from other carriers, adverse effects on the availability, quality of service, price of facilities and services provided by other carriers on which our services depend;

•
unfavorable rulings by state public service commissions in current and further proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

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

•	the effects of federal and state legislation, and rules and regulations, and changes thereto, governing the communications industry;

•	continued loss of consumer households served and consumer high-speed Internet customers;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•	those additional factors under “Risk Factors” in Item 1A of this Annual Report and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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

We may be unable to fully realize expected benefits from our recent merger with EarthLink.

We expect to achieve substantial operating and capital synergies and cost savings as a result of our merger with EarthLink Holdings Corp. If we are unable to successfully integrate the businesses, or integrate them in a timely fashion, we may face material adverse effects including, but not limited to:

•diversion of the attention of management and key personnel and potential disruption of our ongoing businesses;

•customer losses;

•the loss of quality employees from EarthLink;

•adverse developments in vendor relationships;

•declines in our results of operations and financial condition; and

•a decline in the market price of our common stock.

Even if we successfully integrate the businesses, there can be no assurance that the integration will result in the realization of the full benefit of the anticipated synergies and cost savings or that these benefits will be realized within the expected time frames.

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

Our board of directors maintains a current dividend practice for the payment of quarterly cash dividends at a rate of $.15 per share of common stock. This practice can be changed at any time at the discretion of the board of directors, and our common stockholders should be aware that they have no contractual or other legal right to dividends. The amount of dividends we may distribute to stockholders is limited by restricted payment and leverage covenants in our credit facility and indentures, and, potentially, by terms of any future indebtedness that we may incur.

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

The technology used to deliver communications services has changed rapidly in the past and will likely continue to do so in the future. If we are unable to keep up with such changes and leverage next generation technology, we may not be able to offer competitive services to our business customers. This could adversely affect our ability to compete for business customers, which, in turn, would adversely affect our results of operations and financial condition.

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

The availability and pricing of network services purchased via commercial agreements are subject to change without regulatory oversight. For interconnection agreement-based network services, if an agreement cannot be negotiated and we have to invoke binding arbitration by a state regulatory agency, that process is expensive, time consuming, and the results may not be favorable to us. In addition, rates for network services set forth above are susceptible to changes in the availability and pricing of the provider’s facilities and services. In the event a provider becomes legally entitled to deny or limit access to capacity (or already is, as is the case with respect to certain services) or if state commissions allow the providers to increase rates for tariffed or interconnection agreement-based rates, we may not be able to effectively compete. In addition, some carriers may seek to impose monetary penalties if we cannot meet specific volume and term commitments that are part of pricing plans. Finally, if the provider does not adequately maintain or timely install these facilities, despite legal obligations, our service to customers may be adversely affected. As a result of all these items, our competitive position, our operations, financial condition and operating results could be materially affected.

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers.

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization rates of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity to avoid service disruptions or reduced capacity for customers.

Alternatively, we may choose to implement reasonable network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, and these actions could negatively affect customer experience and increase customer churn.

While we believe demand for these services may drive customers to pay for faster Internet speeds offered as part of our premium services, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our results of operations and financial condition.

Disruptions and congestion in our networks and infrastructure may cause us to lose customers and incur additional expenses.

Our customers depend on reliable service over our network. Some of the risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism. From time to time in the ordinary course of business, we will experience disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third-party service providers. Additionally, we could face disruptions due to capacity limitations as a result of changes in our customers’ high-speed Internet usage patterns, resulting in a significant increase in the utilization of our network.

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

In September 2015, Windstream’s board of directors adopted a shareholder rights plan (the “Rights Plan”), under which Windstream shareholders of record as of the close of business on September 28, 2015 received one preferred share purchase right for each share of common stock outstanding. The Rights Plan was approved by shareholders at the Annual Meeting held on May 12, 2016. The Rights Plan is designed to protect Windstream’s net operating loss carryforwards from the effect of limitations under Section 382 of the Internal Revenue Code (“IRC”), if an ownership change should occur in the future. In general, an ownership change will occur when the percentage of Windstream’s ownership by one or more “5-percent shareholders” (as defined under IRC Section 382) has increased by more than 50 percent at any time during the prior three years (calculated on a rolling basis). Pursuant to the Rights Plan, if a shareholder (or group) acquires beneficial ownership of 4.9 percent or more of the outstanding shares of Windstream’s common stock without prior approval of our Board of Directors or without meeting certain customary exceptions, the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of Windstream at a significant discount and result in significant dilution in the economic interest and voting power of acquiring shareholder or group. Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Rights Plan will prevent all transfers that could result in such an “ownership change.” The Rights Plan was amended by the Amendment No. 1 to Rights Agreement, dated November 5, 2016, to confirm that any EarthLink shareholder that became a 4.9% or greater shareholder of the combined company as a result of the merger is exempt and the ownership does not trigger implementation of the Rights Plan unless the shareholder acquires additional shares of common stock.

If the spin-off, and certain related transactions, fails to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify CS&L for material taxes pursuant to indemnification obligations that we entered into with CS&L.

We received a private letter ruling from the IRS (the “IRS Ruling”) to the effect that, on the basis of certain facts presented and representations and assumptions, the spin-off will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Code. Although a private letter ruling generally is binding on the IRS, if the factual representations and assumptions made are untrue or incomplete in any material respect, we will not be able to rely on the IRS Ruling. In addition, the IRS Ruling does not address certain requirements for tax-free treatment of the spin-off under Sections 355 and 368(a)(1)(D) of the Code and our use of CS&L indebtedness and common stock to retire certain of our indebtedness (the “debt exchanges”). Accordingly, the spin-off was conditioned upon the receipt of a tax opinion from our tax counsel with respect to the requirements on which the IRS did not rule, which concluded that such requirements also should be satisfied. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the IRS or the courts, and the IRS and/or the courts may not agree with the tax opinion. However, if the spin-off or the debt exchanges failed to qualify as tax free for U.S. federal income tax purposes, we may incur significant tax liabilities that could materially affect our business, financial condition and results of operations.

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
Under the terms of the tax matters agreement that we entered into with CS&L, CS&L is generally responsible for any taxes imposed on us that arise from the failure of the spin-off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to CS&L’s stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by CS&L in the tax matters agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representations provided in connection with the tax opinion. CS&L’s indemnification obligations to us are not limited by any maximum amount and such amounts could be substantial. If CS&L were required to indemnify us, CS&L may be subject to substantial liabilities and there can be no assurance that CS&L will be able to satisfy such indemnification obligations.
In connection with the spin-off, CS&L will indemnify us and we will indemnify CS&L for certain liabilities. There can be no assurance that the indemnities from CS&L will be sufficient to insure us against the full amount of such liabilities, or that CS&L’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to agreements that we entered into with CS&L in connection with the spin-off, CS&L agreed to indemnify us for certain liabilities, and we agreed to indemnify CS&L for certain liabilities. However, third parties might seek to hold us responsible for liabilities that CS&L agreed to retain, and there can be no assurance that CS&L will be able to fully satisfy its indemnification obligations under these agreements. In addition, indemnities that we may be required to provide to CS&L could be significant and could adversely affect our business.
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
We currently lease a significant portion of our telecommunications network assets, including our fiber and copper networks and other real estate, under the master lease with CS&L. Our failure to pay the rent or comply with the provisions of the master lease would result in an event of default regarding the master lease and also could result in a default under other agreements. Upon an event of default, remedies available to CS&L include terminating the master lease and requiring us to transfer the business operations we conduct at the leased assets so terminated (with limited exceptions) to a successor tenant for fair market value pursuant to a process set forth in the master lease, dispossessing us from the leased assets, and/or collecting monetary damages for the breach (including rent acceleration), electing to leave the master lease in place and sue for rent and any other monetary damages, and seeking any and all other rights and remedies available under law or in equity. The exercise of such remedies could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We are subject to various forms of regulation from the Federal Communications Commission (“FCC”) and state regulatory commissions in the states in which we operate, which limit our pricing flexibility for regulated voice and high-speed Internet products, subject us to service quality, service reporting and other obligations and expose us to the reduction of revenue from changes to the universal service fund, the inter-carrier compensation system, or access to interconnection with competitors’ facilities.

As of December 31, 2016, we had operating authority from each of the 48 states and the District of Columbia in which we conducted local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these areas as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. In some circumstances, these regulations restrict our ability to adjust rates to reflect market conditions and may affect our ability to compete and respond to changing industry conditions.

Future revenues, costs, and capital investment in our wireline business could be adversely affected by material changes to or decisions regarding applicability of government requirements, including, but not limited to, changes in rules governing inter-carrier compensation, state and federal USF support, competition policies, and other pricing and requirements. Federal and state communications laws and regulations may be amended in the future, and other laws and regulations may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have.
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

We require substantial capital to maintain our network, and our growth strategy will require significant capital investments for network enhancements and build-out. During 2016, we incurred $989.8 million in capital expenditures, and we expect to incur $790.0 million to $840.0 million in capital expenditures during 2017, excluding incremental capital spend related to the acquisition of EarthLink and in completing Project Excel, a capital program begun in late 2015 that accelerates our plans to upgrade our broadband network by the end of 2016 funded using a portion of the proceeds from the sale of the data center business. See Management’s Discussion and Analysis of Financial Condition, Liquidity and Capital Resources in the Financial Supplement to this Annual Report on Form 10-K.

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

Our pension plan invests in marketable securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2016, the fair market value of these investments decreased from $966.6 million to $799.4 million primarily due to the settlement of $138.5 million of pension benefit obligations through the purchase of annuity contracts and routine benefit payments of $68.7 million. These decreases were partially offset by investment returns of $46.5 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan.

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

As of December 31, 2016, we had $4,863.6 million long-term debt outstanding, including current maturities. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

As of February 23, 2017, Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	B1	BB	BB+
Senior unsecured credit rating	B2	B+	BB-
Corporate credit rating	B1	B+	BB-
Outlook	Stable	Stable	Stable

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

We face intense competitive pressures in our consumer service areas. If we continue to lose consumer households as we have historically, our results of operations and financial condition could be adversely affected. During 2016, our consumer households declined 6.3 percent.

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

In addition, evolving voice technologies, such as over-the-top VoIP, may effectively compete with voice and long-distance services in our consumer markets.

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

In 2016, we received approximately 6 percent of our revenues from state and federal USF, and any material adverse regulatory developments with respect to these funds could adversely affect our financial and operating condition.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 6 percent of our revenues for the year ended December 31, 2016. Pending regulatory proceedings to reform state and federal USF programs and our implementation of those reforms could, depending on the outcome, materially reduce our USF revenues and increase our expenses.

The FCC implemented the Connect America Fund, which was adopted in 2011 and includes a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. Windstream elected to participate in both programs. To obtain the available funding, which is greater than the amount Windstream received from the legacy federal universal service program, Windstream has committed to offer broadband to a certain number of locations at specified speeds in particular portions of its service areas. This will require substantial capital investment and large scale construction by Windstream in rural and hard-to-serve geography. Costs of either Phase could exceed estimates by a material amount. The scale and scope of the network buildout to meet the obligations is challenging and complex. If Windstream is not able to fulfill its commitments, it would be required to return some funding and may be subject to additional penalties.

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

We originate and terminate calls for long-distance and other voice carriers over our network in exchange for access charges. These access charges represent a significant portion of our revenues. Additionally, we are making significant capital investments to deploy fiber-to-the-tower and other network services in return for long-term revenue generating contracts. If these carriers go bankrupt or experience substantial financial difficulties and we are unable to timely collect payments from them, it may have a negative effect on our results of operations and financial condition.

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

As of December 31, 2016, we had 1,259 employees, or approximately 11 percent of all of our employees, covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory.

We are currently party to 24 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. Of our existing collective bargaining agreements, six agreements covering approximately 600 employees are due to expire in 2017. In addition, the national pension agreement covers approximately 400 employees. This agreement expired in 2010 but has been extended indefinitely, subject to the right of Windstream or the unions to terminate the agreement with 30 days’ notice. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, our results of operations and financial condition.

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

Our gross investment in property, by category, as of December 31, 2016, was as follows:

(Millions)	Assets Owned by Windstream	Assets Leased from CS&L (a)	Total
Land	$14.2	$28.6	$42.8
Building and improvements	290.7	318.1	608.8
Central office equipment	6,493.6	—	6,493.6
Outside communications plant	1,499.3	5,891.6	7,390.9
Furniture, vehicles and other equipment	1,830.1	5.4	1,835.5
Total	$10,127.9	$6,243.7	$16,371.6

(a)
In connection with the spin-off (see Note 3), Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. For financial reporting purposes, the transaction was accounted for as a failed spin-leaseback. As a result, the net book value of the network assets transferred to CS&L continue to be reported in our consolidated balance sheet.

Certain of our properties are pledged as collateral to secure long-term debt obligations of Windstream Services. The obligations under Windstream Services’ senior secured credit facility are secured by liens on all of the personal property assets and the related operations of our subsidiaries who are guarantors of the senior secured credit facility.

Item 3. Legal Proceedings

On February 9, 2015, a putative stockholder filed a Shareholder Class Action Complaint in the Delaware Court of Chancery (the “Court”), captioned Doppelt v. Windstream Holdings, Inc., et al., C.A. No. 10629-VCN, against the Company and its Board of Directors.  This complaint was accompanied by a motion for a preliminary injunction seeking to enjoin the spin-off. The Court, ruling from the bench on February 19, 2015 - the day before a special meeting of stockholders was scheduled to vote on a reverse stock split and amended governing documents (the “Proposals”) - denied plaintiff’s motion for a preliminary injunction, reasoning that much of the information sought by plaintiff had been disclosed in public filings available on the United States Securities and Exchange Commission’s website, the Windstream Holdings’ Board of Directors was in no way conflicted, and while approval of the Proposals would facilitate the spin-off, approval was not necessary to effect the spin-off. On March 16, 2015, plaintiff, joined by a second putative Windstream stockholder, filed an Amended Shareholder Class Action Complaint alleging breaches of fiduciary duty by the Company and its Board concerning Windstream’s disclosures and seeking to rescind the spin-off and unspecified monetary damages. On February 5, 2016, the Court granted in part and denied in part defendants’ motion to dismiss the amended complaint. The Court dismissed Windstream, and plaintiffs’ demand to rescind the spin-off, but otherwise denied the motion.  On or about January 27, 2017, the plaintiffs filed a motion seeking class certification, and Windstream has responded to the motion.

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
Windstream Services, LLC
Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

(a)
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WIN.” The following table reflects the range of high, low and closing prices of our common stock as reported by NASDAQ. for each quarter in 2016 and 2015. The stock prices and dividends declared presented below have been adjusted for the one-for-six reverse stock split of our common stock effected on April 26, 2015:

Year	Quarter	High	Low	Close	Dividend Declared
2016	4th	$10.10	$6.63	$7.33	$0.15
	3rd	$10.46	$8.13	$10.05	$0.15
	2nd	$9.50	$7.18	$9.27	$0.15
	1st	$8.35	$4.75	$7.68	$0.15
2015 (1)	4th	$7.76	$5.52	$6.44	$0.15
	3rd	$8.09	$4.42	$6.14	$0.15
	2nd	$50.82	$6.10	$6.38	$0.51	(2)
	1st	$53.94	$43.38	$44.40	$1.50

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

As of February 23, 2017, the approximate number of holders of common stock, including an estimate for those holding shares in street name, was 174,479.

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

Total Cumulative Shareholder Returns
	2011	2012	2013	2014	2015	2016
Windstream	$100.00	$78.01	$86.97	$100.01	$61.50	$75.11
S&P 500	$100.00	$115.99	$153.54	$174.54	$176.94	$198.04
S&P Telecom	$100.00	$118.31	$131.88	$135.82	$140.44	$173.40

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

Notes to Comparative Shareholder Return, Continued:

•
The comparative shareholder return chart is presented in accordance with SEC rules, which treats the CS&L distribution as a dividend that is reinvested back into Windstream Holdings common stock. We believe a more accurate view of shareholder return would treat the distribution of CS&L shares as a one-time, special cash distribution that is not reinvested back into Windstream Holdings common stock. Under this methodology, Windstream's total shareholder return would have been (11) percent during 2015, and 3 percent during 2016. The ending value of the investment in Windstream would have been $89.01 for 2015 and $91.86 for 2016 compared to $61.50 and $75.11, respectively, as reflected in the chart above.

The foregoing performance graph contained in Item 5 shall not be deemed to be soliciting material or be filed with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

Under our share-based compensation plans, we may issue restricted stock and other equity securities to directors, officers and other key employees. The maximum number of shares available for issuance under the Windstream 2006 Amended and Restated Equity Incentive Plan is 6.1 million shares and under the PAETEC Holding Corp. 2011 Omnibus Incentive Plan is approximately 0.3 million shares.

The following table sets forth information about our equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	654,084	$9.94	284,135	(1)
Equity compensation plans approved by security holders	—	—	6,140,104	(2)
Total	654,084	$9.94	6,424,239

(1)	Includes shares available under the Amended and Restated PAETEC Holding Corp. 2011 Omnibus Incentive Plan.

(2)	The Amended and Restated Windstream 2006 Equity Incentive Plan.

Item 6. Selected Financial Data

For information pertaining to our Selected Financial Data, refer to page F-34 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of our Financial Condition and Results of our Operations, refer to pages F-2 to F-33 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to our market risk disclosures, refer to page F-28 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-38 to F-101 of the Financial Supplement, which is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Windstream Holdings, Inc.

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Windstream Holdings’ disclosure controls and procedures as of the end of the period covered by these annual reports (the “Evaluation Date”). The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

(a)	Management’s report on internal control over financial reporting.

Management of Windstream Holdings is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(b)	Changes in internal control over financial reporting.

No changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) occurred during the period covered by these annual reports have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Windstream Services, LLC

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Windstream Services’ disclosure controls and procedures as of the end of the period covered by these annual reports (the “Evaluation Date”). The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

(a)	Management’s report on internal control over financial reporting.

Management of Windstream Services is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(b)	Changes in internal control over financial reporting.

No changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) occurred during the period covered by these annual reports have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part III

Item 10. Directors, Executive Officers, and Corporate Governance

For information pertaining to our Directors refer to “Proposal No. 1 – Election of Directors” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee financial expert and corporate governance refer to “Board and Board Committee Matters” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to “Audit Committee Report” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Our executive officers are as follows:

Name	Business Experience	Age
Anthony W. Thomas	President and Chief Executive Officer of Windstream since December 11, 2014; President-REIT Operations from October 2014 to December 11, 2014; Chief Financial Officer of Windstream from August 2013 to October 2014; Chief Financial Officer and Treasurer of Windstream from May 2012 to August 2013; Chief Financial Officer of Windstream from August 2009 to May 2012; Controller of Windstream from July 2006 to August 2009.	45
Robert E. Gunderman	Chief Financial Officer of Windstream since June 2015; Chief Financial Officer and Treasurer of Windstream from December 12, 2014 to June 2015;Interim Chief Financial Officer from October 2014 to December 12, 2014; Senior Vice President - Financial Planning and Treasurer of Windstream from August 2013 to October 2014; Senior Vice President - Financial Planning and Treasury of Windstream from June 2012 to August 2013; Vice President - Financial Planning of Windstream from August 2008 to June 2012.	44
John P. Fletcher	Executive Vice President and Chief Human Resources and Legal Officer since February 21, 2017; Executive Vice President, Chief Human Resources Officer and General Counsel of Windstream from March 2016 to February 21, 2017; Executive Vice President and General Counsel of Windstream from January 2015 to March 2016; Executive Vice President, General Counsel and Secretary of Windstream from July 2006 to January 2015.	51
Sarah Day	President of Consumer and Small Business of Windstream since January 2016; Senior Vice President of Small Business Sales and Marketing of Windstream from October 2014 to January 2016; Vice President of Marketing Communications of Windstream from June 2012 to October 2014; Director of Marketing of Windstream from September 2008 to June 2012.	39
John C. Eichler	Vice President and Controller of Windstream since August 10, 2009; Vice President of Internal Audit from July 2006 to August 2009.	45

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

For information regarding compliance with Section 16(a) of the Exchange Act, refer to “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

For information pertaining to Executive Compensation, refer to “Compensation Discussion and Analysis” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of our securities and director independence, refer to “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Board and Board Committee Matters” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to “Relationships and Certain Related Transactions” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information pertaining to fees paid to our principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

By	/s/ Anthony W. Thomas	Date:	March 1, 2017
Anthony W. Thomas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert E. Gunderman	Date:	March 1, 2017
Robert E. Gunderman, Chief Financial Officer (Principal Financial Officer)

By	/s/ Anthony W. Thomas		March 1, 2017
Anthony W. Thomas, President and Chief Executive Officer

By	/s/ John C. Eichler		March 1, 2017
John C. Eichler, Vice President and Controller (Principal Accounting Officer)

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

*Jeannie Diefenderfer, Director

*Jeffrey T. Hinson, Director

*William G. LaPerch, Director

*Larry Laque, Director

*Michael G. Stoltz, Director

*Alan L. Wells, Director

By	/s/ Kristi M. Moody
* (Kristi M. Moody,
Attorney-in-fact)
March 1, 2017

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2016	2015	2014
Operating revenues:
Leasing income from subsidiaries	$653.6	$446.0	$—
Total operating revenues	653.6	446.0	—
Costs and expenses:
Selling, general and administrative	1.7	2.0	2.3
Depreciation expense	354.0	239.7	—
Total costs and expenses	355.7	241.7	2.3
Operating income (loss)	297.9	204.3	(2.3)
Interest expense on long-term lease obligation with CS&L	(500.8)	(351.6)	—
Loss before income taxes and equity in subsidiaries	(202.9)	(147.3)	(2.3)
Income tax benefit	(78.4)	(57.0)	(0.9)
Loss before equity in subsidiaries	(124.5)	(90.3)	(1.4)
Equity (losses) earnings from subsidiaries	(259.0)	117.7	(38.1)
Net (loss) income	$(383.5)	$27.4	$(39.5)
Comprehensive loss	$(93.2)	$(269.1)	$(55.9)

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions, except par value)

Assets	2016	2015
Current Assets:
Distributions receivable from Windstream Services	$15.0	$15.1
Total current assets	15.0	15.1
Investment and affiliate related balances	1,937.5	2,009.5
Net property, plant and equipment	1,947.3	2,301.3
Deferred income taxes	1,212.9	1,076.0
Total Assets	$5,112.7	$5,401.9
Liabilities and Shareholders’ Equity
Current liabilities:
Accrued dividends	$15.0	$15.1
Current portion of long-term lease obligation	168.7	152.7
Total current liabilities	183.7	167.8
Long-term lease obligation	4,759.0	4,927.7
Total liabilities	4,942.7	5,095.5
Shareholders’ Equity:
Common stock, $0.0001 par value, 166.7 shares authorized,
96.3 and 96.7 shares issued and outstanding, respectively	—	—
Additional paid-in capital	559.7	602.9
Accumulated other comprehensive income (loss)	5.9	(284.4)
Accumulated deficit	(395.6)	(12.1)
Total shareholders’ equity	170.0	306.4
Total Liabilities and Shareholders’ Equity	$5,112.7	$5,401.9

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2016	2015	2014

Cash Provided from Operating Activities:
Net (loss) income	$(383.5)	$27.4	$(39.5)
Adjustments to reconcile net (loss) income to net cash provided from operations:
Equity losses (earnings) from subsidiaries	259.0	(117.7)	38.1
Depreciation expense	354.0	239.7	—
Deferred income taxes	(77.7)	(56.2)	—
Net cash provided from (used in) operating activities	151.8	93.2	(1.4)
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(43.1)	—
Net cash used in investing activities	—	(43.1)	—
Cash Flows from Financing Activities:
Distributions from Windstream Services	88.5	416.6	603.6
Funding received from CS&L for tenant capital improvements	—	43.1	—
Dividends paid to shareholders	(58.6)	(369.2)	(602.2)
Stock repurchases	(28.9)	(46.2)	—
Payments under long-term lease obligation	(152.8)	(94.4)	—
Net cash (used in) provided from financing activities	(151.8)	(50.1)	1.4
Change in cash and cash equivalents	—	—	—
Cash and Cash Equivalents:
Beginning of period	—	—	—
End of period	$—	$—	$—

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

Background and Basis of Presentation: Notwithstanding the accounting treatment for the spin-off transaction as further discussed below, Windstream Holdings, Inc. (“Windstream Holdings”) has no material assets or operations other than its ownership in Windstream Services, LLC (“Windstream Services”) and its subsidiaries. Windstream Holdings owns a 100 percent interest in Windstream Services.

On April 24, 2015, Windstream Holdings completed the spin-off of certain telecommunications network assets and other real estate, into an independent, publicly traded real estate investment trust (“REIT”), Communications Sales & Leasing, Inc. (“CS&L”). Following the spin-off transaction, Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. Due to various forms of continuing involvement, including Windstream Services or its subsidiaries, retaining bare legal title (but not beneficial ownership) to the various easements, permits and pole attachments related to the telecommunications network assets, the transaction was accounted for as a failed spin-leaseback for financial reporting purposes. As a result, the accompanying condensed parent company financial statements include the telecommunications network assets and other real estate assets, the long-term lease obligation associated with the master lease and the related deferred income taxes. As the master lease was entered into by Windstream Holdings for the direct benefit of Windstream Services and its subsidiaries, Windstream Services is also deemed to have continuing involvement due to retaining its regulatory obligations associated with operating the telecommunications network assets. Accordingly, the effects of the failed spin-leaseback transaction have also been reflected in the standalone consolidated financial statements of Windstream Services (collectively referred to as “CS&L spin transactions”).

Certain covenants within Windstream Services’ senior secured credit facility may restrict its ability to distribute funds to Windstream Holdings in the form of dividends, loans or advances. Accordingly, these condensed financial statements of Windstream Holdings have been presented on a “Parent Only” basis. Under this basis of presentation, Windstream Holdings’ investment in its consolidated subsidiaries are presented under the equity method of accounting. Amounts reflected in these condensed parent company financial statements for investment and affiliated related balances and equity earnings from subsidiaries have been adjusted to account for the effects of the telecommunications network assets, long-term lease obligation, depreciation expense, principal and interest payments on the long-term lease obligation and related income tax effects that are also included in the net income and equity of Windstream Services. Equity income (losses) from subsidiaries for 2016 and 2015 includes $123.5 million and 89.1 million, respectively, of intercompany income related to the CS&L spin transactions.

The condensed parent company financial statements should be read in conjunction with the consolidated financial statements and notes of Windstream Holdings and subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2016	$33.1	$43.8		$—		$49.8	(a)	$27.1
December 31, 2015	$43.4	$47.1		$—		$57.4	(a)	$33.1
December 31, 2014	$40.0	$54.8		$—		$51.4	(a)	$43.4
Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2016	$147.9	$—		$—		$1.4		$146.5
December 31, 2015	$94.9	$3.8		$75.4	(b)	$26.2	(c)	$147.9
December 31, 2014	$84.9	$10.0		$—		$—		$94.9
Accrued liabilities related to merger, integration and other costs and restructuring charges:
For the years ended:
December 31, 2016	$5.1	$34.1	(d)	$—		$33.4	(g)	$5.8
December 31, 2015	$11.2	$115.7	(e)	$—		$121.8	(g)	$5.1
December 31, 2014	$14.0	$76.3	(f)	$—		$79.1	(g)	$11.2
Notes:

(a)	Accounts charged off net of recoveries of amounts previously written off.

(b)	Reflects adjustment to valuation allowances on net operating loss carryforwards due to the effects of the REIT spin-off, which was charged to additional paid-in capital.

(c)
Reduction of valuation allowances on net operating loss carryforwards due to the effects of the reorganization of certain subsidiaries to limited liability companies completed during the first quarter of 2015.

(d)
Costs primarily consist of severance and other employee-related costs from small workforce reductions completed during the year and charges related to a network optimization project begun in 2015 as further discussed in Note (e) below.

(e)
Costs primarily consist of charges incurred related to the REIT spin-off, the sale of our data center business and charges related to a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. Restructuring charges primarily include severance and other employee benefit costs resulting from workforce reductions completed during the year and costs incurred related to a special shareholder meeting.

(f)
Costs primarily consist of charges for various information technology conversions, consulting fees and other expenses incurred related to the REIT spin-off and severance and other employee benefit costs resulting from workforce reductions completed during the year.

(g)
Represents cash outlays for merger, integration and other costs and restructuring charges. Included in this amount for 2016 is the reversal of a $2.0 million liability associated with a lease termination.

See Note 11, “Merger, Integration and Other Costs and Restructuring Charges”, to the consolidated financial statements on page F-81 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and other costs and restructuring charges recorded by us in 2016, 2015 and 2014.

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
*

2.3
Agreement and Plan of Merger, dated November 5, 2016, by and among Windstream Holdings, Inc., Europa Merger Sub, Inc., and Europa Merger Sub, LLC (incorporated herein by reference to Exhibit 2.1 to Windstream Holdings, Inc.’s Form 8-K dated November 10, 2016).
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
*

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated February 27, 2017).
*

3.4	Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to Windstream Holdings, Inc.’s Form 8-K dated August 30, 2013).	*

3.5	Second Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated February 14, 2014).	*

3.6	Third Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated November 19, 2015).	*

3.7	Amended and Restated Certificate of Incorporation of Windstream Corporation (incorporated herein by reference to Exhibit 3.3 to Windstream Holdings Inc.’s Form 8-K dated August 30, 2013).	*

3.8	State of Delaware Certificate of Formation of Windstream Services, LLC (incorporated herein by reference Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).	*

3.9
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

EXHIBIT INDEX, Continued

Number and Name
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
*

4.8	Form of 7.75% Senior Note due 2020 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated October 6, 2010).	*

4.9
Form of 7.5% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated as of March 16, 2011).
*

4.10
Form of 7.75% Senior Notes due 2021 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated as of March 28, 2011).
*

4.11
Form of 7.5% Senior Notes due 2022 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated as of November 22, 2011).
*

4.12	Form of 6.375% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Form 8-K dated January 23, 2013).	*

4.13
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

4.14
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
*

4.20
Amendment No. 1 to Rights Agreement, dated as of November 5, 2016, by and between Windstream Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated November 10, 2016).
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
*

10.4
Amendment No. 1, dated as of March 29, 2016, to the Sixth Amended and Restated Credit Agreement originally dated as of July 17, 2006 and amended and restated as of April 24, 2015, among Windstream Services, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other agents party thereto (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated March 30, 2016).
*

10.5
Tranche B-6 Refinancing and Incremental Amendment, dated as of September 30, 2016, to the Sixth Amended and Restated Credit Agreement originally dated as of July 17, 2006 and amended and restated as of April 24, 2015, among Windstream Services, LLC, a Delaware limited liability company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto.
(a)

10.6
Second Tranche B-6 Incremental Amendment dated as of December 2, 2016, to the Sixth Amended and Restated Credit Agreement originally dated as of July 17, 2006 and amended and restated as of April 24, 2015, among Windstream Services, LLC, a Delaware limited liability company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto.
(a)

10.7
Holdings Agreement, dated April 24, 2015, by and between Windstream Holdings, Inc., Windstream Services, LLC, and JPMorgan Chase Bank, N.A., as administrative agent under the Sixth ARCA (incorporated herein by reference to Exhibit 10.11 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.8
Director Compensation Program dated February 6, 2013 as assumed by Windstream Holdings, Inc., as of August 30, 2013 (incorporated herein by reference to Windstream Holdings Inc.’s Form 10-K dated February 19, 2013).
*

10.9
Form of Restricted Shares Agreement (Non-Employee Directors) entered into between Windstream Corporation and non-employee directors (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated February 6, 2007) and as assumed by Windstream Holdings, Inc.
*

10.10	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Current Report on Form 8-K dated July 17, 2006).	*

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

10.13
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

10.15
Form of Indemnification Agreement entered into between Windstream Holdings, Inc., Windstream Corporation, and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated February 14, 2014).
*

EXHIBIT INDEX, Continued

Number and Name
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
*

10.18
Form of 2016 Performance-Based Restricted Stock Unit Agreement entered into between Windstream Holdings, Inc., and its executive officers as of February 9, 2016 (incorporated herein by reference to Exhibit 10.15 to Windstream Holdings Inc.’s Form 10-K dated February 25, 2016).
*

10.19
Agreement, by and between Windstream Holdings, Inc. and Anthony W. Thomas, dated as of December 11, 2014 (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings Inc.’s Form 8-K dated December 12, 2014).
*

10.20
Amendment to Employment Agreement by and between Windstream Holdings, Inc., and Anthony W. Thomas, dated as of February 9, 2016 (incorporated herein by reference to Exhibit 10.17 to Windstream Holdings Inc.’s Form 10-K dated February 25, 2016).
*

10.21
Form of Change-In-Control Agreement, dated as of January 1, 2013, entered into between Windstream Corporation and certain executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated January 1, 2013) and as assumed by Windstream Holdings, Inc.
*

10.22
Windstream 2006 Equity Incentive Plan (as amended and restated effective February 17, 2010 (incorporated herein by reference to Appendix A to the Corporation’s Proxy Statement dated March 26, 2010) and as assumed by Windstream Holdings, Inc.
*

10.23
Amendment to Windstream 2006 Equity Incentive Plan (as amended and restated effective February 12, 2014) and as assumed by Windstream Holdings, Inc. (incorporated herein by reference to Windstream Holdings Inc.’s Form 10-Q dated August 6, 2015).
*

10.24
Amendment to PAETEC Holding Corp. 2011 Amended and Restated Omnibus Incentive Plan as assumed by Windstream Holdings, Inc. (incorporated herein by reference to Windstream Holdings Inc.’s Form 10-Q dated August 6, 2015).
*

10.25
PAETEC Holding Corp. 2011 Omnibus Incentive Plan. (incorporated herein by reference to Exhibit 10.1 to PAETEC Holding Corp.’s Current Report on Form 8-K filed with the SEC on June 3, 2011) for equity awards issued on or prior to November 30, 2011 and as assumed by Windstream Holdings, Inc.
*

10.26	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the PAETEC’s Form 8-K dated May 20, 2008) and as assumed by Windstream Holdings, Inc.	*

10.27
PAETEC Corp. 2001 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.10.1 to the Registration Statement on Form S-4 filed by PAETEC Holding Corp. with the SEC on November 13, 2006 (SEC File No. 333-138594)) and as assumed by Windstream Holdings, Inc.
*

10.28
Form of US LEC Corp. 1998 Omnibus Stock Plan, as amended (incorporated herein by Exhibit (d) Schedule TO filed by US LEC Corp. with the SEC on February 23, 2006 (File No. 005-54177) and as assumed by Windstream Holdings, Inc.
*

10.29
McLeodUSA Incorporated 2006 Omnibus Equity Plan (incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed by PAETEC Holding Corp. with the SEC on February 8, 2008 (SEC File No. 333-149130)) and as assumed by Windstream Holdings, Inc.
*

10.30
PAETEC Holding Corp. 2009 Agent Incentive Plan (filed as Exhibit 4.7 to PAETEC Holding Corp.’s Registration Statement on Form S-3 (SEC File Number 333-159344) and incorporated herein by reference) and as assumed by Windstream Holdings, Inc.
*

10.31
Form of Assignment and Assumption Agreement between Windstream Corporation and Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated August 30, 2013).
*

10.32	Operating Agreement of Windstream Services, LLC. (incorporated herein by reference to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).	*

EXHIBIT INDEX, Continued

Number and Name

10.33
Master Lease, entered into as of April 24, 2015, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc. as Tenant (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.34
Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.35
Stockholder’s and Registration Rights Agreements, made as of April 24, 2015, by and between Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated herein by reference to Exhibit 10.7 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.36
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
FOR THE YEAR ENDED DECEMBER 31, 2016

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the years ended December 31, 2016, 2015, and 2014 the amount of expenses directly incurred by Windstream Holdings were approximately $1.7 million, $2.0 million and $2.3 million, respectively, on a pre-tax basis, or $1.0 million, $1.2 million and $1.4 million on an after-tax basis. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

ACQUISITION OF EARTHLINK HOLDINGS CORP

On February 27, 2017, Windstream Holdings completed its merger with Earthlink Holdings Corp. (“Earthlink”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2016,whereby EarthLink merged into Europa Merger Sub, Inc., an wholly-owned subsidiary of Windstream Services, LLC, and survived, and immediately following, merged with Europa Merger Sub, LLC, a wholly-owned subsidiary of Windstream Services, LLC, with Merger Sub surviving and changing its name to EarthLink Holdings, LLC (the “Merger”). Earthlink Holdings, LLC is a direct, wholly-owned subsidiary of Windstream Services and provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. As a result of the Merger, Windstream added approximately 700,000 customers and approximately 16,000 incremental route fiber miles. In the Merger, each share of EarthLink common stock was exchanged for .818 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings issued approximately 93 million shares of its common stock and assumed approximately $435 million of EarthLink’s long-term debt, in a transaction valued at approximately $1.1 billion. Upon closing of the Merger, Windstream Holdings’ stockholders own approximately fifty-one percent (51%) and EarthLink stockholders own approximately forty-nine percent (49%) of the combined company. As a result of the Merger, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over an extensive national footprint now spanning approximately 147,000 fiber route miles. We also expect to achieve operating and capital expense synergies in integrating EarthLink’s operations into our existing business segment structure. For additional information regarding the Merger, including our refinancing of EarthLink’s long-term debt, see Note 18 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K.

OVERVIEW

We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and wholesale customers across the United States. We provide data, cloud solutions, unified communications and managed services to small business and enterprise clients. We also offer bundled services, including broadband, security solutions, voice and digital television to consumers. We supply core transport solutions on a local and long-haul fiber network spanning approximately 147,000 miles, including network assets acquired in the Merger with EarthLink.

Our vision is to provide a best-in-class customer experience through a world-class network. Our “network first” strategy entails leveraging our existing infrastructure and investing in the latest technologies to create significant value for both our customers and our shareholders. We will integrate EarthLink’s operations into our business unit organizational structure that will be focused on the following four core customer groups: ILEC Consumer and Small Business, Wholesale, Enterprise, and CLEC Consumer and Small Business, which includes EarthLink’s consumer business and small business customers residing outside of our ILEC footprint, as further defined below. This organizational structure will align all aspects of the customer relationship (sales, service delivery, and customer service) to ensure accountability to the customer and sharpen our operational focus. We differentiate our business customers between enterprise and small business generally based on the monthly recurring revenue generated by the customer. Enterprise customers consist of those relationships that have the propensity now or in the future to generate at least $1,500 or more in monthly recurring revenue. Business customers not meeting this criterion are classified as small business. In classifying our business customers, we consider the maximum potential revenue to be generated from the customer relationship for both our existing customer base and any new customers in determining which business unit can best support the customer. Accordingly, over time, we may prospectively change the classification of a particular business customer between enterprise and small business. Our consumer and small business customer base is further disaggregated between those customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in services areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. Under this organizational structure, we combine our ILEC Consumer and Small Business operations into one segment and we also combine into a separate segment our CLEC Consumer and Small Business operations due to similarities with respect to product and service offerings, marketing strategies and customer service delivery.

EXECUTIVE SUMMARY

Our operational focus for 2016 was on enhancing our high-speed capabilities, increasing the profitability of our enterprise business, expanding our fiber network, and effectively managing our costs. During 2016, we achieved the following related to these initiatives:

•
Grew our Enterprise contribution margin by $78.1 million, or 32 percent, compared to 2015. Maintained stable contribution margins in our other businesses through targeted price increases and strong expense management.

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

Our consolidated operating results during 2016 were favorably impacted by revenue growth in consumer high-speed Internet and enterprise data and integrated services, primarily due to continued migration of customers to higher speeds and increased demand, respectively. Additionally, reductions in interconnect expense, enterprise salaries and other benefits, and depreciation and amortization expense positively contributed to the year ended December 31, 2016. Operating results for 2016 also includes a net gain on the disposal of our investment in CS&L common stock and discrete income tax benefits associated with the disposition of this investment. Conversely, the year ended December 31, 2016 was adversely impacted by reductions in small business, wholesale, and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively. Operating results for 2016 also reflected an other-than-temporary impairment loss of $181.9 million related to our investment in CS&L and additional interest expense of $149.2 million attributable to our long-term lease obligation under the master lease with CS&L. Year-over-year comparisons of revenues and expenses also reflect the disposal of certain businesses completed in 2015, as further discussed below.

For 2017, we will be focused on successfully integrating EarthLink into our operations in order to achieve within the next three years the expected annual operating expense and capital expenditure synergies of more than $150.0 million from the transaction. Our 2017 priorities also include improving our ILEC Consumer and Small Business trends by capitalizing on network investments to enable greater broadband speeds, increase the average revenue per customer per month, and increase market share. Our Wholesale business strategy for 2017 includes expanding our network in strategic, high-traffic locations to drive new sales through the connection of our long-haul network from carrier hotels, international landing stations and data centers to our high fiber density markets. In our Enterprise business, our 2017 strategy is to grow contribution margin by focusing on more profitable market segments and further leveraging our own network facilities to reduce third-party network access costs. Our 2017 strategy for our CLEC Consumer and Small Business segment will be focused on improving contribution margin trends by growing profitable customer relationships and managing costs.

COMPLETION OF SPIN-OFF OF CERTAIN NETWORK AND REAL ESTATE ASSETS

On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded real estate investment trust (“REIT”). The spin-off also included substantially all of our consumer CLEC business. Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the network assets and the consumer CLEC business to CS&L, a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of CS&L common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by CS&L to Windstream of approximately $2.5 billion of CS&L debt securities. After giving effect to the interest in CS&L retained by Windstream, each Windstream Holdings shareholder received one share of CS&L for every five shares of Windstream Holdings common stock held in the form of a tax-free dividend.

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

On April 24, 2015, Windstream Services called for redemption all of its $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018, at a redemption price payable in cash equal to $1,040.63 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. Also on April 24, 2015, PAETEC Holding, LLC, (“PAETEC”) a direct, wholly owned subsidiary of Windstream Services, called for redemption all $450.0 million of its outstanding aggregate principal amount of 9.875 percent notes due 2018, at a redemption price payable in cash equal to $1,049.38 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. On May 27, 2015, we completed the redemption of these two debt obligations, using a portion of the $1.035 billion cash payment received from CS&L to fund the redemption price.

As of the spin-off date, excluding restricted shares issued to Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. Windstream disposed of all of its shares of CS&L through the completion of two debt-for-equity exchanges in June 2016.

See Notes 3, 5 and 6 for additional information regarding the spin-off, debt repayments and disposal of the CS&L common stock.

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

See Note 6 for additional information regarding the master lease agreement.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings as of December 31:

				2016 to 2015		2015 to 2014
(Millions)	2016	2015	2014	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues	$5,279.9	$5,598.6	$5,647.6	$(318.7)	(6)	$(49.0)	(1)
Product sales	107.1	166.7	181.9	(59.6)	(36)	(15.2)	(8)
Total revenues and sales	5,387.0	5,765.3	5,829.5	(378.3)	(7)	(64.2)	(1)
Costs and expenses:
Cost of services (a)	2,677.8	2,762.0	2,773.3	(84.2)	(3)	(11.3)	—
Cost of products sold	98.5	145.2	156.6	(46.7)	(32)	(11.4)	(7)
Selling, general and administrative	797.7	866.5	929.8	(68.8)	(8)	(63.3)	(7)
Depreciation and amortization	1,263.5	1,366.5	1,386.4	(103.0)	(8)	(19.9)	(1)
Merger, integration and other costs	13.8	95.0	40.4	(81.2)	(85)	54.6	135
Restructuring charges	20.3	20.7	35.9	(0.4)	(2)	(15.2)	(42)
Total costs and expenses	4,871.6	5,255.9	5,322.4	(384.3)	(7)	(66.5)	(1)
Operating income	515.4	509.4	507.1	6.0	1	2.3	—
Dividend income on CS&L common stock	17.6	48.2	—	(30.6)	(63)	48.2	*
Other (expense) income, net	(1.2)	9.3	0.1	(10.5)	(113)	9.2	*
Net gain on disposal of investment in CS&L common stock (b)	15.2	—	—	15.2	*	—	*
(Loss) gain on sale of data center business	(10.0)	326.1	—	(336.1)	(103)	326.1	*
Net loss on early extinguishment of debt	(18.0)	(36.4)	—	18.4	(51)	(36.4)	*
Other-than-temporary impairment loss on investment in CS&L common stock (b)	(181.9)	—	—	(181.9)	*	—	*
Interest expense	(860.6)	(813.2)	(571.8)	(47.4)	6	(241.4)	42
(Loss) income before income taxes	(523.5)	43.4	(64.6)	(566.9)	*	108.0	*
Income tax (benefit) expense	(140.0)	16.0	(25.1)	(156.0)	*	41.1	*
Net (loss) income	$(383.5)	$27.4	$(39.5)	$(410.9)	*	$66.9	*
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 5 for further discussion related to the other-than-temporary impairment loss and the net gain realized on the disposal of our investment in CS&L common stock.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table reflects the primary drivers of year-over-year changes in service revenues:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount %
Increases in Enterprise revenues (a)	$16.9	$77.1
Decreases in Consumer and Small Business - ILEC revenues (b)	(24.0)	(24.3)
Decreases in Wholesale revenues (c)	(56.9)	(41.8)
Decreases in Small Business - CLEC revenues (d)	(75.2)	(99.3)
Net decreases in segment service revenues	(139.2)	(88.3)
Changes in regulatory and other revenues (e)	(48.3)	62.5
Decreases attributable to disposed businesses (f)	(131.2)	(23.2)
Net decreases in service revenues	$(318.7) (6)	$(49.0) (1)

(a)
Increases were primarily due to the continued demand for advanced data services and targeted price increases, partially offset by decreases in traditional voice and long-distance revenues due to lower usage and the effects of competition.

(b)
Decreases were primarily from reductions in both Consumer and Small Business - ILEC voice-only revenues attributable to a decline in customers due to the impacts of competition. The decreases were partially offset by growth in high-speed Internet bundles due to the continued migration of customers to higher speeds, increased sales of value added services, and targeted price increases.

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

The decrease during 2016 was primarily from reductions in switched access revenues and ARM support due to the impacts of inter-carrier compensation reform and decreases in state USF. Conversely, the increase in 2015 was primarily attributable to a one-time cumulative CAF Phase II payment received, partially offset by reductions in switched access revenues.

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Decreases in consumer product sales	$(1.8)		$(14.6)
Changes in contractor sales	(4.9)		12.3
Decreases in enterprise product sales (a)	(52.9)		(12.9)
Net decreases in product sales	$(59.6)	(36)	$(15.2) (8)

(a)
Decreases were primarily due to our efforts to improve profitability in our Enterprise business by streamlining our product offerings and shifting our focus from product sales to offering high-value integrated solutions to our customers designed to produce higher margins and recurring revenue streams.

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount	%
Changes in pension and postretirement expense (a)	$50.9	$(102.0)
Increases in network operations (b)	5.8	24.3
Increases in federal USF expenses (c)	4.7	9.8
Decreases in other expenses	(0.2)	(15.4)
Decreases in medical insurance (d)	(19.8)	(5.8)
Changes in interconnection expense (e)	(54.3)	87.2
Decreases attributable to disposed businesses	(71.3)	(9.4)
Net decreases in cost of services	$(84.2) (3)	$(11.3)	—

(a)
The changes in pension and postretirement expense were primarily attributable to the differences in the net actuarial losses for pension benefits recognized in the current and prior year periods. During 2016, we recognized a net actuarial loss of $60.7 million, of which $40.7 million was included in cost of services. Comparatively, we recognized net actuarial losses of $8.7 million and $128.6 million in 2015 and 2014, respectively, of which $6.7 million and $101.0 million was included in cost of services. The net actuarial loss in 2016 primarily resulted from a reduction in the discount rate used to measure the pension benefit obligations, which decreased from 4.55 percent in 2015 to 4.19 percent in 2016. The net actuarial loss in 2015 resulted primarily from our pension plan assets not performing as well as expected, partially offset by the effects of an increase in the discount rate used to measure our pension obligations, which increased from 4.14 percent in 2014 to 4.55 percent in 2015. Year-over-year comparisons also reflected the effects of curtailment and settlement gains recognized in each year from the elimination of medical and prescription subsidies for certain active and retired participants. These gains reduced cost of services by $4.5 million in 2016, $14.3 million in 2015 and $7.1 million in 2014. See Note 9 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

(b)
The increases in network operations were primarily due to contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers. The increase in 2015 also reflects higher leased network facilities costs attributable to expansion of our fiber transport network.

(c)	Increases in the federal USF contributions were primarily driven by an increase in the average USF contribution factor each year.

(d)	Decreases in medical insurance were primarily due to a reduction in healthcare benefit costs driven primarily by fewer employees and plan design changes.

(e)
The decrease in 2016 was primarily attributable to rate reductions and cost improvements from the continuation of network efficiency projects, declining growth in customers, and lower long-distance usage, partially offset by increased purchases of circuits due to the growth in data customers as well as higher capacity circuits to service existing customers and increase the transport capacity of our network. Comparatively, the increase in 2015 was primarily due to increased purchases of circuits due to the growth in data customers, partially offset by rate reductions and cost improvements from network efficiency projects.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The changes in cost of products sold were generally consistent with the changes in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Decreases in product sales to consumers	$(4.2)		$(7.9)
Changes in sales to contractors	(6.4)		9.5
Decreases in product sales to enterprise customers	(36.1)		(13.0)
Net decreases in cost of products sold	$(46.7)	(32)	$(11.4) (7)

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount %
Changes in pension and postretirement expense (a)	$21.8	$(28.9)
Changes in medical insurance	(3.9)	5.0
Decreases in sales and marketing expenses	(8.8)	(8.6)
Changes in share-based compensation	(11.6)	8.8
Decreases attributable to disposed businesses	(16.9)	(3.7)
Decreases in other costs	(22.6)	(21.0)
Decreases in salaries and other benefits (b)	(26.8)	(14.9)
Net decreases in SG&A	$(68.8) (8)	$(63.3) (7)

(a)
The changes in pension and postretirement expense were primarily attributable to the differences in the net actuarial losses for pension benefits recognized in the current and prior year periods. During 2016, we recognized a net actuarial loss of $60.7 million, of which $20.0 million was included in SG&A. Comparatively, we recognized net actuarial losses of $8.7 million and $128.6 million in 2015 and 2014, respectively, of which $2.0 million and $27.6 million was included in SG&A. The net actuarial loss in 2016 primarily resulted from a reduction in the discount rate used to measure the pension benefit obligations, which decreased from 4.55 percent in 2015 to 4.19 percent in 2016. The net actuarial loss in 2015 resulted primarily from our pension plan assets not performing as well as expected, partially offset by the effects of an increase in the discount rate used to measure our pension obligations, which increased from 4.14 percent in 2014 to 4.55 percent in 2015. Year-over-year comparisons also reflected the effects of curtailment and settlement gains recognized in each year from the elimination of medical and prescription subsidies for certain active and retired participants. These gains reduced SG&A by $1.0 million in 2016, $3.7 million in 2015 and $4.4 million in 2014. See Note 9 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

(b)
The decrease in 2016 was primarily due to reduced headcount in our Enterprise segment to increase operating efficiency and restructure our sales and customer service workforce to improve the overall customer experience. In 2015, the decrease was primarily attributable to the completion of several small workforce reductions during the year.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Year Ended December 31, 2016	Year Ended December 31, 2015
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount %
Decreases in amortization expense (a)	$(26.8)	$(30.1)
Decreases attributable to disposed businesses	(36.3)	(10.0)
Changes in depreciation expense (b)	(39.9)	20.2
Net changes in depreciation and amortization expense	$(103.0) (8)	$(19.9) (1)

(a)
Decreases in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in incremental declines in expense each year as the intangible assets amortize.

(b)
The decrease in 2016 was primarily due to the effects of fully depreciating at the end of 2015 a large number of assets acquired in conjunction with acquisitions we completed during late 2010 and 2011. Comparatively, the increase in 2015 was primarily due to additions to property, plant and equipment. As further discussed in Note 2 to the consolidated financial statements, during the fourth quarter of 2016, we extended the useful life of certain fiber assets from 20 to 25 years and implemented new depreciation rates that shortened the depreciable lives of assets used by certain of our subsidiaries. The net effect of these changes increased depreciation expense by $8.8 million in 2016 and are expected to increase depreciation expense by $35.3 million in 2017.

Merger, Integration and Other Costs and Restructuring Charges

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger, integration and other costs in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. During 2015, we also incurred investment banking fees, legal, accounting and other consulting fees related to the REIT spin-off and the sale of a portion of our data center business. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. We will complete this project in 2017. Costs related to the network optimization project and our pending merger with EarthLink Holdings Corp. (“EarthLink”), as further discussed in Note 18, account for the merger, integration and other costs incurred in 2016. In connection with the PAETEC acquisition, we incurred lease termination costs related to the exit from an office facility obtained in the acquisition. During the fourth quarter of 2016, we renegotiated the terms of the lease resulting in the elimination of any future rental payments due under the original lease agreement. As a result, we recorded a $2.0 million reduction in the liability associated with this lease.

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

During 2016 and 2015, restructuring charges primarily consisted of severance and other employee-related costs totaling $18.7 million and $15.6 million, respectively, related to the completion of several small workforce reductions. Additionally, we incurred charges of $3.1 million related to the special shareholder meeting held on February 20, 2015 to approve the one-for-six reverse stock split and the conversion of Windstream Corporation to Windstream Services.

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

The following is a summary of the merger, integration and other costs and restructuring charges recorded for the years ended December 31:

(Millions)	2016	2015	2014
Merger, integration and other costs:
Information technology conversion costs (a)	$0.3	$7.5	$20.8
Costs related to REIT spin-off (See Note 3)	—	65.1	15.5
Costs related to sale of data center business	0.9	10.3	—
Costs related to pending merger with EarthLink	2.7	—	—
Network optimization and contract termination costs	11.9	5.9	—
Consulting and other costs	—	6.2	4.1
Reversal of lease termination costs	(2.0)	—	—
Total merger, integration and other costs	13.8	95.0	40.4
Restructuring charges	20.3	20.7	35.9
Total merger, integration and other costs and restructuring charges	$34.1	$115.7	$76.3

(a)	Information technology conversion costs incurred primarily consisted of redundant IT platform integrations designed to improve processes and drive efficiencies.

As of December 31, 2016, we had unpaid merger, integration and other costs and restructuring liabilities totaling $5.8 million, which consisted of $4.3 million associated with the restructuring initiatives and $1.5 million related to merger, integration and other activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 11).

Operating Income

Operating income increased $6.0 million in 2016 reflecting growth in consumer high-speed Internet and enterprise data and integrated services revenues, lower interconnect costs and depreciation and amortization expense, reductions in enterprise salaries and other benefits due to our efforts in streamlining processes and improving operating efficiencies and the absence of transaction costs related to the REIT spin-off. These increases were nearly offset by an increase of $52.0 million in the amount of net actuarial losses recognized in pension and postretirement expense, as well as reductions in small business, wholesale and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively. In 2015, operating income increased $2.3 million primarily due to the differences in the amount of net actuarial losses and curtailment and settlement gains recognized in pension and postretirement expense compared to 2014, incremental CAF Phase II revenues received in the second half of 2015, and growth in enterprise revenues, reflecting continued demand for advanced data services. These increases were partially offset by an increase in interconnections costs, transaction costs related to the REIT spin-off and reductions in small business - CLEC and wholesale revenues due to customer losses from business closures and competition and declining demand for copper-based circuits, respectively.

Net Loss on Early Extinguishment of Debt

The net loss on early extinguishment of debt by debt instrument was as follows for the year ended December 31:

(Millions)	2016	2015
Senior secured credit facility borrowings	$(3.1)	$(15.9)
2017 Notes	(78.3)	(11.3)
2018 Notes	—	(21.7)
Partial repurchases of 2021, 2022 and 2023 Notes	63.4	18.3
PAETEC 2018 Notes	—	(5.3)
Cinergy Communications Company Notes:	—	(0.5)
Net loss on early extinguishment of debt	$(18.0)	$(36.4)

During 2016, Windstream Services retired $1,370.9 million of long-term debt using proceeds from the issuance of a new $900.0 million secured term loan and available borrowings under its revolving line of credit. The retirements consisted of 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes”); 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”); 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”); 7.500 senior unsecured notes due April 1, 2023 and 6.375 percent senior unsecured notes due August 1, 2023, (collectively the “2023 Notes”). The retirements were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a net loss from the extinguishment of these debt obligations.

Comparatively, in 2015, Windstream Services repurchased in the open market certain of its senior unsecured notes representing an aggregate principal amount of $299.5 million, utilizing available borrowings under Windstream Services’ revolving line of credit. In conjunction with the spin-off, Windstream Services completed a debt-for-debt exchange retiring $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of its senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under its revolving line of credit. Windstream Services also repaid the remaining $241.8 million aggregate principal amount of borrowings under Tranche B4. In addition, Windstream Services repaid $850.0 million of notes consisting of $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 (the “2018 Notes”) and $450.0 million of aggregate principal amount of 9.875 percent due 2018 issued by a subsidiary, (the “PAETEC 2018 Notes”). The repayments were funded using a portion of the cash payment received from CS&L in conjunction with the spin-off. The debt-for-debt exchange and repayments were accounted for under the extinguishment method of accounting and, as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations.

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2016	2015	2014
Senior secured credit facility, Tranche A	$—	$5.4	$17.2
Senior secured credit facility, Tranche B	62.5	37.7	71.2
Senior secured credit facility, revolving line of credit	18.8	21.1	22.2
Senior unsecured notes	262.8	355.4	384.4
Notes issued by subsidiaries	6.8	22.4	44.9
Interest expense - long-term lease obligations:
Telecommunications network assets	500.8	351.6	—
Real estate contributed to pension plan	5.8	6.7	2.8
Impacts of interest rate swaps	11.0	20.5	29.0
Interest on capital leases and other	2.8	2.8	3.8
Less capitalized interest expense	(10.7)	(10.4)	(3.7)
Total interest expense	$860.6	$813.2	$571.8

Interest expense increased $47.4 million, or 6 percent in 2016, and $241.4 million, or 42 percent in 2015. The increases in both periods primarily resulted from additional interest associated with the long-term lease obligation under the master lease with CS&L. During 2016, the increase was partially offset by reduced interest costs due to the retirement of the 2017 Notes and the partial repurchases of the 2021 Notes, 2022 Notes, and 2023 Notes pursuant to the debt repurchase program authorized by Windstream Services’ board of directors. Comparatively, the increase to interest expense in 2015 was partially offset by the retirement of amounts outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior secured credit facility and the redemption of the 2018 Notes and PAETEC 2018 Notes.

Income Taxes

We recognized an income tax benefit of $140.0 million in 2016, as compared to income tax expense of $16.0 million in 2015. The income tax benefit recorded in 2016 reflected the loss before taxes. This benefit was offset by a net discrete tax expense of $63.4 million recognized in the first and second quarters of 2016 related to our investment in CS&L common stock. Our effective tax rate in 2016 was 26.7 percent, compared to 36.9 percent in 2015 and 38.9 percent in 2014. The effective tax rate in 2016 was impacted by the effect of the discrete item discussed above.

For 2017, our annualized effective income tax rate is expected to range between 38 percent and 39 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 13 to the consolidated financial statements for further discussion of income tax expense and deferred taxes.

SEGMENT OPERATING RESULTS

Prior to the completion of the Merger with EarthLink, our business unit organizational structure consisted of the following four core customer groups: Consumer and Small Business - ILEC, Wholesale, Enterprise, and Small Business - CLEC. During the third quarter of 2016, we changed the name of our Carrier segment to Wholesale to better reflect our customer base and the products and services we are selling in the marketplace. Additional information regarding our four customer-based segments as of December 31, 2016 was as follows:

Consumer and Small Business - ILEC - We manage as one business our residential and small business operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to customers include traditional local and long-distance voice services and high-speed Internet services, which are delivered primarily over network facilities operated by us. We offer consumer video services primarily through a relationship with Dish Network LLC and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a complete video entertainment offering in our Lincoln, Nebraska, Lexington, Kentucky, and Sugar Land, Texas markets.

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

Enterprise - Products and services offered by our enterprise operations include integrated voice and data services, which deliver voice and broadband services over a single Internet connection, multi-site networking services which provide a fast and private connection between business locations, as well as a variety of other data services, including cloud computing and collocation and managed services as an alternative to traditional information technology infrastructure.

Small Business - CLEC - Products and services offered to customers include integrated voice and data services, advanced data and traditional voice and long-distance services, as well as value added services including online backup, managed web design and web hosting, and various e-mail services.

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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger, integration and other costs, restructuring charges, share-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain regulatory fees, cost of products sold to contractors, interconnection costs in consumer markets where we lease the connection to the customer premise and centrally-managed administrative functions, such as accounting and finance, information technology, engineering, network management, legal and human resources, are not assigned to our segments. Interest expense and net loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in CS&L common stock consisting of dividend income, net gain on disposal and other-than-temporary impairment loss, as well as other (expense) income, net, and income tax (benefit) expense are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 15 to the consolidated financial statements for a reconciliation of total segment revenues and sales to consolidated revenues and sales and segment income to consolidated net loss.

Consumer and Small Business - ILEC Segment Results of Operations

The following table reflects the Consumer and Small Business - ILEC segment results of operations as of December 31:

				2016 to 2015		2015 to 2014
(Millions)	2016	2015	2014	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$1,049.0	$1,032.8	$1,017.6	$16.2	2	$15.2	1
Voice only (b)	148.8	169.3	199.6	(20.5)	(12)	(30.3)	(15)
Video and miscellaneous	45.8	49.0	49.9	(3.2)	(7)	(0.9)	(2)
Total consumer	1,243.6	1,251.1	1,267.1	(7.5)	(1)	(16.0)	(1)
Small business - ILEC (c)	335.0	351.5	359.8	(16.5)	(5)	(8.3)	(2)
Total service revenues	1,578.6	1,602.6	1,626.9	(24.0)	(1)	(24.3)	(1)
Product sales (d)	1.1	2.9	17.5	(1.8)	(62)	(14.6)	(83)
Total revenues and sales	1,579.7	1,605.5	1,644.4	(25.8)	(2)	(38.9)	(2)
Cost and expenses (e)	680.7	671.0	696.9	9.7	1	(25.9)	(4)
Segment income	$899.0	$934.5	$947.5	$(35.5)	(4)	$(13.0)	(1)

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

(b)	Decreases in voice-only revenues were primarily attributable to declines in households served due to the impacts of competition, partially offset by the effects of targeted price increases.

(c)	Decreases were primarily attributable to lower usage for voice and long-distance services and declines in customers due to the impacts of competition.

(d)	Decreases in product sales were attributable to declines in sales of high-speed Internet modems as a result of the modem rental program implemented during 2015.

(e)
The increase during 2016 was primarily due to incremental engineering, contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers. In 2015, the decrease was primarily attributable to a reduction of interconnection expense, reflecting lower voice-only revenues due to the decline in households served and a reduction in third-party ancillary costs such as technical assistance and online data backup services.

For 2017, we are focused on expanding and enhancing our broadband capabilities to provide a great customer experience, drive higher average revenue per customer and increase market share by continuing to increase broadband speeds and capacity throughout our territories. Project Excel, which began in late 2015, accelerates our plans to upgrade and modernize our broadband network by early 2017. This program upgrades our entire fiber-fed infrastructure with Very high-bit-rate Digital Subscriber Line Generation 2 (“VDSL2”) electronics to enable faster broadband speeds and enhances our backhaul capabilities to address future capacity demands and improve network reliability. We expect increases in real-time streaming video and traditional Internet usage to drive demand for faster broadband speeds and generate increased revenues as customers upgrade their services. We also sell value-added Internet services, such as security and online back-up, to leverage our broadband capabilities.

The following table reflects the Consumer and Small Business - ILEC segment operating metrics as of December 31:

				2016 to 2015		2015 to 2014
(Thousands)	2016	2015	2014	Increase (Decrease)%		Increase (Decrease)%
Consumer Operating Metrics:
Households served (a)	1,354.6	1,445.8	1,528.7	(91.2)	(6)	(82.9)	(5)
High-speed Internet customers (b)	1,051.1	1,095.1	1,131.6	(44.0)	(4)	(36.5)	(3)
Digital television customers (c)	321.0	359.3	385.3	(38.3)	(11)	(26.0)	(7)
Small Business - ILEC customers (d)	135.9	146.8	160.2	(10.9)	(7)	(13.4)	(8)

(a)
The decreases in the number of consumer households served were primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies.

(b)
The decreases in consumer high-speed Internet customers were primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink. As of December 31, 2016, we provided high-speed Internet service to approximately 78 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers.

(c)	The decreases in digital television customers were primarily due to competition from other service providers.

(d)	The decreases in small business customers were primarily due to business closures and competition from cable companies.

We expect the number of consumer households, consumer high-speed Internet customers, digital television subscribers and small business customers in our ILEC footprint to continue to be impacted by the effects of competition.

Wholesale Segment Results of Operations

The following table reflects the Wholesale segment results of operations as of December 31:

				2016 to 2015		2015 to 2014
(Millions)	2016	2015	2014	Increase (Decrease)%		Increase (Decrease)%
Revenues:
Core wholesale (a)	$512.4	$543.4	$542.0	$(31.0)	(6)	$1.4	—
Resale (b)	74.6	80.5	81.7	(5.9)	(7)	(1.2)	(1)
Total core wholesale and resale	587.0	623.9	623.7	(36.9)	(6)	0.2	—
Wireless TDM (c)	44.0	64.0	106.0	(20.0)	(31)	(42.0)	(40)
Total revenues	631.0	687.9	729.7	(56.9)	(8)	(41.8)	(6)
Cost and expenses (d)	178.8	185.6	172.5	(6.8)	(4)	13.1	8
Segment income	$452.2	$502.3	$557.2	$(50.1)	(10)	$(54.9)	(10)

(a)	Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services.

(b)	Revenues represent voice and data services sold to other communications services providers on a resale basis.

(c)
The decreases in these revenues were attributable to declines in special access charges for dedicated copper-based circuits as carriers migrate to fiber-based networks. We expect these revenues to be adversely impacted as wireless carriers continue to migrate traffic to fiber-based connections.

(d)
The decrease during 2016 was primarily related to lower interconnection expense due to reductions in voice and long-distance usage by our wholesale customers. Conversely, the increase during 2015 was primarily related to higher interconnection expense due to an increase in long-distance usage by our wholesale customers.

To maintain our contribution margins in our Wholesale business, we will continue to invest in our network, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Enterprise Segment Results of Operations

The following table reflects the Enterprise segment results of operations as of December 31:

				2016 to 2015		2015 to 2014
(Millions)	2016	2015	2014	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues:
Voice and long-distance (a)	$572.0	$604.7	$625.7	$(32.7)	(5)	$(21.0)	(3)
Data and integrated services (b)	1,285.1	1,238.8	1,142.9	46.3	4	95.9	8
Miscellaneous	106.9	103.6	101.4	3.3	3	2.2	2
Total service revenues	1,964.0	1,947.1	1,870.0	16.9	1	77.1	4
Product sales (c)	67.2	120.1	133.0	(52.9)	(44)	(12.9)	(10)
Total revenues and sales	2,031.2	2,067.2	2,003.0	(36.0)	(2)	64.2	3
Cost and expenses (d)	1,712.5	1,826.6	1,757.4	(114.1)	(6)	69.2	4
Segment income	$318.7	$240.6	$245.6	$78.1	32	$(5.0)	(2)

(a)
Decreases in traditional voice and long-distance service revenues were primarily attributable to lower usage, adverse effects of competition and the migration of existing customers to integrated services and bundled offerings.

(b)
Increases in data and integrated services revenues were primarily due to continued demand for advanced data services, targeted price increases and customer migration to our integrated voice and data services.

(c)
Decreases were primarily due to our efforts to improve profitability by streamlining our product offerings and shifting our focus from product sales to offering high-value integrated solutions to our customers designed to produce higher margins and recurring revenue streams.

(d)
The decrease in 2016 was primarily related to reductions in headcount to increase operating efficiency and restructure our sales and customer service workforce to improve the overall customer experience. Comparatively, the increase in 2015 was primarily due to customer access costs directly related to the growth in enterprise data and integrated services revenues and increases in network operations due to the expansion of our fiber transport network.

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

The following table reflects the Enterprise segment operating metrics as of December 31:

				2016 to 2015		2015 to 2014
(Thousands)	2016	2015	2014	Increase (Decrease)%		Increase (Decrease)%
Enterprise customers	26.7	26.3	26.3	0.4	2	—	—

Enterprise customers consist of those relationships that we believe have the propensity now or in the future to generate at least $1,500 or more in monthly recurring revenue. Our enterprise customer base has remained relatively unchanged during 2016 and 2015.

Small Business - CLEC Segment - Results of Operations

The following table reflects the Small Business - CLEC segment results of operations as of December 31:

				2016 to 2015		2015 to 2014
(Millions)	2016	2015	2014	Increase (Decrease)%		Increase (Decrease)%
Service revenues (a)	$483.8	$559.0	$658.3	$(75.2)	(13)	$(99.3)	(15)
Cost and expenses (b)	328.7	378.2	408.7	(49.5)	(13)	(30.5)	(7)
Segment income	$155.1	$180.8	$249.6	$(25.7)	(14)	$(68.8)	(28)

(a)
The decreases were primarily due to the decline in customers, discussed below. For 2017, we are focused on customer retention and selling incremental services to existing customers to enhance profitable revenue opportunities. We will also target new customers with a simplified product strategy.

(b)	The decreases were primarily due to reductions in voice services and network access costs directly related to the decline in customers.

The following table reflects the Small Business - CLEC segment operating metrics as of December 31:

				2016 to 2015		2015 to 2014
(Thousands)	2016	2015	2014	Increase (Decrease)%		Increase (Decrease)%
Small Business - CLEC Customers	72.1	91.2	107.5	(19.1)	(21)	(16.3)	(15)

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

In reforming the USF, the Order established the CAF, which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. CAF Phase I provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. In Round 2 of CAF Phase 1 incremental support, we were authorized to receive an additional $86.7 million in support for upgrades and new deployments of broadband service. Of the total amount of $86.7 million made available to us, we received $60.7 million in December 2013 and the remaining $26.0 million in the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we will match, on at least a dollar-for-dollar basis, the total amount of Round 2 funding received. In July 2016, we reported to the FCC our compliance with its March 2016 deadline for broadband deployment to two-thirds of our required locations for Round 2. In July 2017, we will report to the FCC on our compliance with the March 2017 deadline for broadband deployment to 100 percent of our Round 2 locations and we expect to meet our match commitment for the program. The portion of capital expenditures funded by us is included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flow.

In August 2015, Windstream accepted CAF Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling approximately $175 million in annual funding compared to our previous annual funding of approximately $100 million. Support was retroactive to the beginning of 2015 and will continue for six additional years. Windstream will be obligated to offer broadband service at 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer. We will still be eligible to participate in a competitive bidding process for CAF Phase II support in New Mexico, along with other interested eligible competitors; however, the rules for the competitive bidding process are still under consideration by the FCC, and have not yet been finalized. We will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II competitive bidding is complete.

A summary of CAF Phase II and frozen USF support we have received or expect to receive is as follows:

(Millions)	2015	2016	2017	2018	2019 - 2021	Total
CAF Phase II support	$174.9	$174.9	$174.9	$174.9	$524.7	$1,049.4
Transitional Frozen USF support	18.0	14.3	7.7	2.8	—	24.8
New Mexico Frozen USF support	4.6	4.6	2.3	—	—	6.9
Total	$197.5	$193.8	$184.9	$177.7	$524.7	$1,081.1

The above payouts include transitional support through mid-2018 in the six states in which the CAF Phase II support allocated to and elected by us is less than the amount we received in legacy USF high-cost support. These amounts also assume that we will deploy to 100 percent of the required locations in each state. On December 31, 2015, we elected the flexibility to deploy to at least 95 percent but less than 100 percent in five of the states in which we accepted CAF Phase II support. We will be able to decide how much, if any, of the flexibility we use.  If we avail ourselves of all of the flexibility, however, we would have to return a total of approximately $50 million by 2021. We expect the incremental CAF Phase II receipts to be sufficient to cover the program’s capital obligations and to provide significant opportunities for Windstream to enhance broadband services in our more rural markets.

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

Set forth below is a summary of inter-carrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations for the years ended December 31:

(Millions)	2016	2015	2014
Inter-carrier compensation revenue and ARM support	$127.3	$169.9	$218.1
Federal universal service and CAF Phase II support	$193.8	$197.5	$100.2

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are over 50 other such lawsuits against hundreds of defendants. All of the Verizon and Sprint suits were consolidated in a single federal district court in Texas, which dismissed Verizon and Sprint’s federal law claims on November 17, 2015. In March 2016, the plaintiffs were denied permission to appeal the dismissal, which permission was required given certain procedural issues. Verizon and Sprint’s state law claims, and the defendants’ counterclaims for return of all withholdings (including those involving Windstream), are continuing in federal district court, along with a number of new lawsuits recently filed and now part of the consolidated case (but not involving Windstream). Rulings on several pending motions related to the new lawsuits could influence the direction of all of the suits. A July 2016 scheduling order from the federal district court requires the parties to meet and confer in the fourth quarter of 2016 on the amounts in dispute and late payment charges.  Those discussions are on-going.  The scheduling order also establishes prescribed filing dates for pre-trial matters through the first quarter of 2017, but these dates may be subject to change. On September 19, 2016, fifty-five Windstream subsidiaries jointly filed a new lawsuit against Sprint in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. That case was transferred to the consolidated court by an October 10, 2016 order.  Additionally, the subject matter of all of the above suits remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable, given the uncertainty concerning the ultimate venue of the disputes and the amount of traffic being disputed.

Last-Mile Access

Windstream has actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last-mile” facilities we need to serve retail business data service (i.e., special access) customers through our competitive companies. In 2016, we incurred approximately $1.4 billion in interconnection expense and most of that was attributable to last-mile access. For the vast majority of our customers, last-mile facilities, the wires (“loops”) to a customer location from a central office, are not economic for Windstream to duplicate through its own investment and are not available from providers other than the incumbent carrier. Therefore, we often lease those connections from incumbent carriers as one of two distinct product types: either unbundled network elements (“UNEs”), which by law are not available in all areas but are subject to strict regulatory standards, or business data service inputs, widely available from incumbents but subject to more flexible regulatory standards. Windstream’s purchase of business data service inputs may be subject to volume and term commitments and associated fees and penalties. The FCC was poised to vote on comprehensive reforms to its business data service policies at the end of 2016, but this vote was canceled after the presidential election signaled an imminent change in the governing administration’s party affiliation. At this time it is uncertain whether, if at all, new FCC leadership will address business data service issues in the future.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. In 2016 and 2015, we recognized $98.9 million and $107.8 million, respectively, in state USF revenue, which included approximately $51.9 million and $59.5 million from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2016, we received $45.6 million from the large company program and $6.3 million from the small company program.The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers. By order of the Texas Public Utility Commission (“PUC”), the Texas USF distributes support to eligible carriers serving areas identified as high cost, on a per-line basis. Texas USF support payments are based on the number of actual lines in service and therefore are subject to reductions when customers discontinue service or migrate to a competitive carrier. All service providers of telecommunications services in Texas contribute to the Texas USF through the payment of a monthly surcharge collected from their customers.

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

For the small company fund, we have three operating companies (Texas Windstream, Windstream Communications Kerrville, and Windstream Sugar Land) that serve 42 exchanges that received support of approximately $6.3 million in 2016 and will receive support of approximately $5.4 million in 2017. On December 27, 2016, we filed two petitions with the Texas PUC to preserve approximately $4.7 million in support from the Texas USF for the 34 exchanges served by Texas Windstream and Windstream Communications Kerrville. These petitions are similar to the 2016 petition for Windstream Southwest - in order to demonstrate that we satisfy the Commission’s needs test, we submitted evidence that there are no unsubsidized wireline carriers providing service in 75 percent of the square miles in each supported exchange and that the support we receive is less than 80 percent of our expenses in the supported exchanges. The Commission has 330 days from the date of filing to issue a final order on our petition. Any resulting reductions in support will occur in 2018.

We did not file a petition to preserve the current $1.7 million in support for the third Texas affiliate (Windstream Sugar Land) because our analysis showed that we would not pass the Commission’s needs test. If we had filed and failed the test, we would lose 100 percent of our support in the Sugar Land exchange, which accounts for the majority of support; instead, Windstream Sugar Land will be subject to a mandatory 25 percent reduction in support starting January 2018 (additional 25 percent reductions will occur in 2019 and 2020 with support leveling off at 25 percent in 2021).

In New Mexico, where we had historically received $8.4 million in annual support, the Public Regulation Commission (“PRC”) adopted modified USF rules in November 2014 that resulted in a reduction in annual support in 2015. We filed an appeal of those rules with the New Mexico Supreme Court and, in March 2016, the Court granted our appeal and remanded the matter to the PRC for further consideration. During the pendency of the appeal, the PRC had adopted further reforms that would have resulted in continued, albeit more moderate, reductions. On December 15, 2016, in response to the court remand, the PRC adopted rules that largely revert to the methodology for calculating support used prior to the modifications adopted in November 2014 and provided for retroactive payment of the amounts that would have been owed absent the unlawful rule modifications. As a result, we recognized $8.9 million of support in 2016, including $2.3 million in retroactive amounts, and $6.9 million in 2015. We will receive ongoing annual payments of $6.4 million, which is $2.3 million greater than what we would have received under the 2015 rule modification, but less than our historical amount because of support reductions due to annual local rate rebalancing in parity with the FCC’s residential rate benchmark.

In Nebraska, where we received $5.3 million from the state high cost fund in 2015, the Public Service Commission (“PSC”) announced reforms during the third quarter of 2015, for price-cap carriers that would freeze 2016 support at 2015 levels - with 50 percent allocated to ongoing operations and 50 percent allocated to broadband projects that must be pre-approved by the PSC. On December 20, 2016, after concluding a proceeding that considered additional reforms, the PSC issued an order announcing that 100 percent of each price-cap carrier’s frozen 2015 support would be allocated to broadband projects in 2017 (approximately $5.5 million, which is up from the $5.0 million we received in 2016 because the Commission is distributing some of the fund’s surplus). The distribution amounts are subject to true-up pending a final order anticipated first quarter of 2017.

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

We have evaluated and we continue to evaluate possible acquisition and disposition transactions on an on-going basis. At any time we may be engaged in discussions or negotiations with respect to possible acquisitions and/or dispositions. We cannot assure you if or when we will consummate any such transaction or the terms of any such transaction. Any future transactions may result in the issuance of equity securities or use of our cash as consideration or incurrence of debt or contingent liabilities.

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

The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream Holdings common stock from the rights plan, if such acquisition would not limit or impair the availability of our NOLs. Such determination will be made in the sole and absolute discretion of the Windstream Holdings’ board of directors, upon request by any person prior to the date upon which such person would otherwise become the beneficial owner of 4.90 percent or more of the outstanding shares of Windstream Holdings common stock. In addition, if the Windstream Holdings’ board of directors determines in good faith that a person has inadvertently become the beneficial owner of 4.90 percent or more of the outstanding shares of Windstream Holdings common stock, and such person divests as promptly as practicable a sufficient number of shares of common stock so that such person beneficially owns less than 4.90 percent, then such person will not cause the rights under the plan to become exercisable. The Rights Plan was amended by the Amendment No. 1 to Rights Agreement, dated November 5, 2016, to confirm that any EarthLink shareholder that became a 4.90 percent or greater shareholder of the combined company as a result of the merger is exempt and the ownership does not trigger implementation of the Rights Plan unless the shareholder acquires additional shares of common stock. This summary description of the rights plan does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, dated as of September 17, 2015, by and between Windstream Holdings and Computershare Trust Company, N.A., as Rights Agent, filed as an exhibit to the Windstream Holdings’ Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our cash position increased by $27.8 million to $59.1 million at December 31, 2016, from $31.3 million at December 31, 2015, as compared to an increase of $3.5 million during 2015. Cash inflows during 2016 were primarily from operating activities and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, repurchases of our common stock, and payments under lease obligations.

The following table summarizes our cash flow activities for the years ended December 31:

(Millions)	2016	2015	2014
Cash flows provided from (used in):
Operating activities	$924.4	$1,026.6	$1,467.3
Investing activities	(990.0)	(522.0)	(769.1)
Financing activities	93.4	(501.1)	(718.6)
Increase (decrease) in cash and cash equivalents	$27.8	$3.5	$(20.4)

Cash Flows – Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $102.2 million in 2016 and $440.7 million in 2015 as compared to the prior year period. The decrease in 2016 was primarily attributable to the net loss incurred, as our operating results were negatively impacted by reductions in small business, wholesale, and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively, additional interest expense of $149.2 million attributable to the master lease agreement with CS&L, and changes in working capital mostly driven by timing differences in the collection of trade receivables and the payment of trade accounts payable. The decrease in 2015 was primarily due to decreases in small business and wholesale revenues, increased interconnection and transaction costs related to the REIT spin-off and additional interest expense of $351.6 million attributable to the master lease agreement with CS&L.

We utilized NOLs and other income tax initiatives to lower our cash income tax obligations for all years presented. We expect cash income tax payments to be approximately $5.0 million in 2017.

Cash Flows – Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities increased $468.0 million in 2016 compared to 2015 primarily due to the absence of proceeds of $574.2 million received from the sale of a substantial portion of our data center business completed in 2015. Conversely, cash used in investing activities decreased $247.1 million in 2015 compared to 2014 primarily due to the data sale proceeds, partially offset by an increase in capital expenditures.

Capital expenditures were $989.8 million, $1,055.3 million and $786.5 million for 2016, 2015 and 2014, respectively. The majority of our capital spend has been primarily directed toward fiber expansion and consumer broadband upgrades of our network. Capital expenditures for 2016 and 2015 included $173.8 million and $47.2 million, respectively, related to Project Excel, a capital program begun in late 2015 that accelerates our plans to upgrade our broadband network by early 2017 funded by a portion of the proceeds received from the sale of the data center business. Network expansion funded by CAF Phase I totaled $73.9 million in 2015 and $12.8 million in 2014. As previously discussed under “Regulatory Matters”, we committed to match on at least a dollar-for-dollar basis the total amount of support we received from the CAF Phase I of $86.7 million for upgrades and new deployments of broadband service. Capital expenditures related to CAF Phase I projects funded by us are included in additions to property, plant and equipment in the accompanying consolidated statements of cash flows. During 2015, funding received and expenditures for broadband network expansion both declined from 2014 levels due to the completion of the RUS stimulus program.

Excluding incremental capital spend related to the acquisition of EarthLink and in completing Project Excel, we expect total 2017 capital expenditures to range between $790.0 million and $840.0 million.

Cash Flows – Financing Activities

Cash provided from financing activities was a net inflow of $93.4 million for 2016 compared to net uses of $501.1 million and $718.6 million for 2015 and 2014, respectively.

Proceeds from new issuances of long-term debt was $3,674.5 million in 2016, which consisted of new and incremental borrowings totaling $900.0 million under Tranche B6 of Windstream Services’ senior secured credit facility, a portion of which were issued at a discount, and the incurrence of new borrowings of $2,791.0 million under the revolving line of credit. Comparatively, proceeds from new issuances of long-term debt were $2,335.0 million and $1,315.0 million in 2015 and 2014, respectively, and consisted solely of new borrowings under the revolving line of credit.

Debt repayments during 2016 totaled $3,263.7 million and included cash outlays totaling $1,288.8 million in connection with the repurchase and redemption of the 2017 Notes and open market repurchases of other senior unsecured notes. During 2016, Windstream Services also repaid $1,944.0 million of borrowings under its revolving line of credit. Comparatively, debt repayments during 2015 totaled $3,350.9 million and consisted primarily of $1,907.8 million in repayments of borrowings under the revolving line of credit, the redemption of $400.0 million 2018 Notes and $450.0 million PAETEC 2018 Notes, open market repurchases of $299.5 million of aggregate principal amount of senior unsecured notes and, the pay-off of the remaining principal balance of $241.8 million of Tranche B4 under the senior secured credit facility. The debt repayments of $1,395.4 million during 2014 consisted primarily of repayments of borrowings under the revolving line of credit.

During 2016, dividends paid to shareholders were $58.6 million, which was a decrease of $310.6 million, as compared to 2015, reflecting the decline in our quarterly dividend rate following the REIT spin-off. On January 15, 2017, we paid our previously declared quarterly dividend of $.15 per share. On February 14, 2017, we declared a cash dividend of $.15 per share on our common stock which will be distributed in two separate, prorated payments in light of the merger with EarthLink. The first prorated payment will be calculated based on the number of days elapsed from the beginning of the first quarter on January 1, 2017, to February 26, 2017, the day immediately prior to the closing date of the merger. The dividend will be paid as soon as practicable after the closing date of the merger to Windstream stockholders of record as of February 24, 2017, the last business day immediately prior to the closing date of the merger. The second prorated payment will be calculated based on the number of days elapsed from, and including, the closing date of the merger through March 31, 2017, the end of the first quarter. The second prorated portion of the dividend will be paid on or about April 17, 2017, to Windstream stockholders of record as of March 31, 2017.

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

Pension and Employee Savings Plan Contributions

In 2016, we made an employer contribution of $1.3 million in cash to the qualified pension plan to meet our 2016 funding requirements and to avoid certain benefit restrictions. We also made cash contributions in 2016 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans. We did not make a contribution to our qualified pension plan in 2015. During 2014, we contributed 1.0 million shares of our common stock to the Windstream Pension Plan to meet our quarterly 2014 funding requirements. At the time of the contribution, the common shares had an appraised value of approximately $8.3 million, as determined by a third-party valuation firm. In 2014, we also contributed certain of our owned real property to the Windstream Pension Plan. Independent appraisals of the properties contributed were obtained and the Windstream Pension Plan recorded the contribution based on the properties’ aggregate fair value of $80.9 million.

The 2017 expected employer contributions for pension benefits consists of $27.0 million to the qualified pension plan to meet our 2017 funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. On January 12, 2017, we made our required quarterly employer contribution of $8.0 million in cash to the qualified pension plan. We intend to fund the remaining 2017 contributions using cash, our common stock, or a combination thereof. In March 2017, we intend to file an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we will establish an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock. We intend to utilize the ATM Program to facilitate contributions of cash to the Windstream Pension Plan, if the price we can obtain for our common stock is no less than $6.00 per share. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. During 2016, we contributed 3.2 million shares of our common stock with a value of $24.0 million to the plan for the 2015 annual matching contribution. We expect to make the 2016 annual matching contribution of $23.1 million to the plan in March 2017. We intend to fund this contribution primarily using our common stock.

Debt and Dividend Capacity

Windstream Holdings has no debt obligations. All of our debt, including the facility described below, has been incurred by our subsidiaries (primarily Windstream Services). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

As of December 31, 2016, we had $4,863.6 million in long-term debt outstanding, including current maturities (see Note 6). As of December 31, 2016, the amount available for borrowing under Windstream Services’ revolving line of credit was $750.8 million. As of December 31, 2016, Windstream Services had approximately $507.9 million of restricted payment capacity as governed by its senior secured credit facility.The restricted payment capacity may limit the amount of dividends Windstream Services may distribute to Windstream Holdings to fund future dividend payments to Windstream Holdings’ shareholders. Under terms of the credit facility, payments required under the master lease are deducted from operating income before depreciation and amortization (“OIBDA”). Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2016, Windstream Services was in compliance with all debt covenants and restrictions.

Windstream Services’ senior secured credit facility includes maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”).

These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at December 31, 2016:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$4,863.6
Capital leases, including current maturities	54.3
Total long term debt and capital leases	$4,917.9
Operating income, last twelve months	$517.1
Depreciation and amortization, last twelve months	1,263.5
Other expense adjustments required by the credit facility (a)	(503.0)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,277.6
Leverage ratio (b)	3.85
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,277.6
Interest expense, last twelve months	$860.6
Adjustments required by the credit facility (c)	(495.6)
Adjusted interest expense	$365.0
Interest coverage ratio (d)	3.50
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility primarily consist of the inclusion of the annual cash rental payment due under the master lease agreement with CS&L and the exclusion of pension and share-based compensation expense, non-recurring merger, integration and other costs and restructuring charges.

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

Credit Ratings

As of February 23, 2017, Moody’s Investors Service, Standard & Poor’s Corporation (“S&P”) and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

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

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2016:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$14.9	$584.4	$2,852.1	$1,470.4	$4,921.8
Interest payments on long-term debt obligations (b)	296.0	583.5	443.4	173.7	1,496.6
Long-term lease obligations (c)	168.6	401.1	505.7	3,843.3	4,918.7
Interest payments on long-term lease obligations (c)	491.1	926.3	835.7	1,889.7	4,142.8
Capital leases (d)	27.1	29.0	1.0	0.7	57.8
Operating leases (e)	108.8	159.2	87.9	123.4	479.3
Purchase obligations (f)	612.9	269.2	11.6	0.2	893.9
Other long-term liabilities and commitments (g) (h)(i)	179.8	69.3	23.8	402.7	675.6
Total contractual obligations and commitments	$1,899.2	$3,022.0	$4,761.2	$7,904.1	$17,586.5

(a)	Excludes $(7.2) million of unamortized premiums (net of discounts) and $51.0 million of unamortized debt issuance costs included in long-term debt at December 31, 2016.

(b)
Variable rates on Tranche B5 and B6 of the senior secured credit facility are calculated in relation to one-month London Interbank Offered Rate (“LIBOR”) rate which was 0.74 percent at December 31, 2016.

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

(h)
Excludes $2.9 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2016 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur. Also excludes $29.5 million in long-term capital lease obligations, which are included in capital leases above.

(i)
Includes $13.4 million and $29.8 million in current portion of interest rate swaps and pension and postretirement benefit obligations, respectively that were included in other current liabilities at December 31, 2016. The current portion of pension and postretirement benefit obligations includes $27.0 million for expected pension contributions in 2017 of which $8.0 million were made in January 2017. Due to uncertainties inherent in the pension funding calculation, the amount and timing of any remaining contributions are unknown and therefore have been reflected as due in more than 5 years.

See “Debt Covenants and Amendments” for information regarding our debt covenants. See Notes 2, 6, 7, 9, 13 and 14 for additional information regarding certain of the obligations and commitments listed above.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third-party debt or to fund losses of an unconsolidated special purpose entity.

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

As of December 31, 2016, Windstream Services has entered into four pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2021. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 7 to the consolidated financial statements.

As of December 31, 2016 and 2015, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $1,067.1 million and $203.2 million, or approximately 21.7 percent and 3.9 percent of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $10.7 million and $2.0 million for the years ended December 31, 2016 and 2015, respectively. Actual results may differ from this estimate.

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

Operating income before depreciation and amortization to GAAP operating income:

(Millions)	2016	2015	%
Operating income	$515.4	$509.4
Depreciation and amortization	1,263.5	1,366.5
OIBDA (a)	$1,778.9	$1,875.9	(5)

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

Allowance for Doubtful Accounts

In evaluating the collectability of our trade receivables, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assumptions, we record an allowance for doubtful accounts to reduce the related receivables to the amount that we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in the consolidated financial statements. A 10 percent change in the amounts estimated to be uncollectible would result in a change in the provision for doubtful accounts of approximately $2.7 million for the year ended December 31, 2016.

Useful Lives of Assets

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Our regulated operations use a group composite depreciation method. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the plant. During 2016, with the assistance of a third-party valuation advisor, we completed analyses of the depreciable lives of assets held for use of certain subsidiaries during 2016. Based on the results of the analyses, we implemented new depreciation rates in the fourth quarter of 2016, the effects of which resulted in an increase to depreciation expense. Additionally, in the fourth quarter of 2016, we reassessed the estimated useful lives of certain fiber assets, extending the useful life of such assets from 20 to 25 years. The net impact of these changes resulted in an increase to depreciation expense of $8.8 million and an increase in net loss of $5.4 million or $.06 per share for the year ended December 31, 2016. We anticipate the net impact of these changes to increase depreciation expense by $35.3 million for the year ended December 31, 2017.

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our tangible or finite-lived intangible assets that could materially affect the carrying value of these assets and our future consolidated operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $74.5 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $87.1 million per year.

At December 31, 2016, our unamortized finite-lived intangible assets totaled $1,320.5 million and primarily consisted of franchise rights of $956.2 million and customer lists of $349.3 million. The customer lists are amortized using the sum-of-the-years digits method over estimated useful lives ranging from 9 to 15 years. The franchise rights are amortized on a straight-line basis over their estimated useful lives of 30 years. A reduction in the average useful lives of the franchise rights and customer lists of one year would have increased the amount of amortization expense recorded in 2016 by approximately $2.2 million.

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

As further discussed in Note 2 to the consolidated financial statements, during the fourth quarter of 2015, we changed our annual goodwill impairment assessment date to November 1st of each year to better align with the timing of our internal strategic planning process. As of November 1, 2016, our reporting units consisted of our four reportable operating segments and excluded corporate activities. Our reporting units are not separate legal entities with discrete balance sheet information. Accordingly, in determining the reporting unit’s carrying value, assets and liabilities were assigned to the reporting units using specification identification or were allocated to the reporting units using consistent and reasonable allocation methodologies. We estimated the fair value of our reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. We corroborated the results of the income approach by aggregating the fair values of the reporting units and comparing the total value to overall market multiples for guideline public companies operating in the same lines of business as our reporting units. We also reconciled the estimated fair value of our reporting units to our total invested capital. Based on the results of our quantitative analysis, we determined that no goodwill impairment existed as of November 1, 2016.

As of November 1, 2016, the estimated fair value of each of our four reporting units was substantially in excess of its carrying value, such that a hypothetical 20 percent decrease in fair value would not result in the fair value of the reporting unit declining below its carrying value. Key assumptions used in the discounted cash flow model consist of the terminal growth rate and discount rate. Changes in these key assumptions due to changes in market conditions including, but not limited to: failure to meet our forecasted future operating results, the effects of competition, adverse changes as a result of regulatory or legislative actions, higher than expected customer churn and changes in the cost of capital of other industry market participants could adversely affect the calculated fair value of our reporting units, and in turn, materially impact the carrying value of goodwill and our future consolidated operating results.

See Note 2 and 4 to the consolidated financial statements for additional information regarding goodwill.

Pension Benefits

We maintain a non-contributory qualified defined benefit pension plan as well as supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. The annual costs of providing pension benefits are based on certain key actuarial assumptions, including the expected return on plan assets and discount rate. We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from the various actuarial assumptions, including changes in our pension obligation, as pension expense or income in the fourth quarter each year, unless an earlier measurement date is required. Our projected net pension income for 2017, which is estimated to be approximately $0.7 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 7.0 percent and a discount rate of 4.19 percent. If returns vary from the expected rate of return or there is a change in the discount rate, the estimated net pension income could vary. In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 29.0 percent to equities, 56.0 percent to fixed income assets and 15.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 7.0 percent to 6.5 percent) would result in a decrease in our projected pension income of approximately $3.9 million in 2017.

The discount rate selected is derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plan’s projected benefit payments. The values of the plan’s projected benefit payments are matched to the cash flows of the theoretical settlement bond portfolio to arrive at a single equivalent discount rate that aligns the present value of the required cash flows with the market value of the bond portfolio. The discount rate determined on this basis was 4.19 percent at December 31, 2016. Lowering the discount rate by 25 basis points (from 4.19 percent to 3.94 percent) would result in a decrease in our projected pension income of approximately $33.2 million in 2017.

See Notes 2 and 9 to the consolidated financial statements for additional information on our pension plans.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 13 to the consolidated financial statements and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. Included in the calculation of our annual income tax expense are the effects of changes, if any, to our income tax reserves for uncertain tax positions. We maintain income tax reserves for potential assessments from the IRS or other state taxing authorities. The reserves are determined in accordance with authoritative guidance and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the income tax reserves could materially affect our future consolidated operating results in the period of change. In addition, a valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized.

Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2.

•	Revenue Recognition

•	Valuation of Inventory

•	Leases

•	Derivatives and Hedging

•	Employee Share-Based Payment Accounting

•	Financial Instruments - Credit Losses

•	Statement of Cash Flows

•	Definition of a Business

•	Goodwill Impairment

Forward-Looking Statements

We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the anticipated benefits of the merger with EarthLink, including future financial and operating results, projected synergies in operating and capital expenditures and the timing of achieving the synergies reduction in net leverage, and improvement in our ability to compete; our expectation to return a portion of our cash flow to shareholders through our dividend; expectations regarding our network investments to improve financial performance and increase market share; expectations regarding revenue trends, sales opportunities, improving margins in, and the directional outlook of, our business segments; network cost optimization; stability and growth in adjusted OIBDA; expected levels of support from universal service funds or other government programs; expected rates of loss of consumer households served or inter-carrier compensation; expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds and services utilizing next generation technology for customers; expectations regarding expanding enhanced services related to Internet speeds, IPTV and 1 Gbps services to more locations and expanding our fiber network; our expected ability to fund operations; expected required contributions to our pension plan and our ability to make contributions utilizing our common stock; the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and capital expenditure amounts related to these investments; anticipated benefits of Project Excel to improve network capabilities and offer premium Internet speeds; anticipated capital expenditures and certain debt maturities from cash flows from operations; improving our debt profile and reducing interest costs; and expected effective federal income tax rates. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward-looking statements include, among others:

•	the cost savings and expected synergies from the merger with EarthLink may not be fully realized or may take longer to realize than expected;

•	the integration of Windstream and EarthLink may not be successful, may cause disruption in relationships with customers, vendors and suppliers and may divert attention of management and key personnel;

•	changes to our current dividend practice which is subject to our capital allocation policy and may be changed at any time at the discretion of our board of directors;

•	further adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

•
our election to accept state-wide offers under the FCC’s Connect America Fund, Phase II, and the impact of such election on our future receipt of federal universal service funds and capital expenditures, and any return of support received pursuant to the program;

•
the potential for incumbent carriers to impose monetary penalties for failure to meet specific volume and term commitments under their special access pricing and tariff plans, which Windstream uses to lease last-mile connections to serve its retail business data service customers, without FCC action;

•	the impact of new, emerging or competing technologies and our ability to utilize these technologies to provide services to our customers;

•
for certain operations where we lease facilities from other carriers, adverse effects on the availability, quality of service, price of facilities and services provided by other carriers on which our services depend;

•
unfavorable rulings by state public service commissions in current and further proceedings regarding universal service funds, inter-carrier compensation or other matters that could reduce revenues or increase expenses;

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

•	the effects of federal and state legislation, and rules and regulations, and changes thereto, governing the communications industry;

•	continued loss of consumer households served and consumer high-speed Internet customers;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•	those additional factors under “Risk Factors” in Item 1A of this Annual Report and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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

SELECTED FINANCIAL DATA

 Selected consolidated financial data for Windstream Holdings is as follows for the years ended December 31:

(Millions, except per share amounts)	2016	2015	2014	2013	2012
Revenues and sales	$5,387.0	$5,765.3	$5,829.5	$5,988.1	$6,139.5
Operating income	515.4	509.4	507.1	1,009.0	883.9
Dividend income on CS&L common stock	17.6	48.2	—	—	—
Other (expense) income, net	(1.2)	9.3	0.1	(12.5)	4.6
Net gain on disposal of investment in CS&L common stock	15.2	—	—	—	—
(Loss) gain on sale of data center business	(10.0)	326.1	—	—	—
Net loss on early extinguishment of debt	(18.0)	(36.4)	—	(28.5)	1.9
Other-than-temporary impairment loss on investment in CS&L common stock	(181.9)	—	—	—	—
Interest expense	(860.6)	(813.2)	(571.8)	(627.7)	(625.1)
(Loss) income from continuing operations before income taxes	(523.5)	43.4	(64.6)	340.3	265.3
Income tax (benefit) expense	(140.0)	16.0	(25.1)	105.3	98.2
(Loss) income from continuing operations	(383.5)	27.4	(39.5)	235.0	167.1
Discontinued operations, including tax expense of $9.8 in 2013 and $2.2 in 2012	—	—	—	6.0	0.9
Net (loss) income	$(383.5)	$27.4	$(39.5)	$241.0	$168.0
Basic and diluted (loss) earnings per share:
From continuing operations	($4.11)	$.24	($.45)	$2.35	$1.69
From discontinued operations	—	—	—	.06	—
Net (loss) income	($4.11)	$.24	($.45)	$2.41	$1.69
Dividends declared per common share	$.60	$2.31	$6.00	$6.00	$6.00
Balance sheet data
Total assets	$11,770.0	$12,518.1	$12,520.3	$13,341.6	$13,641.5
Total long-term debt and capital and other lease obligations (excluding premium and discount)	$9,976.7	$10,443.0	$8,762.3	$8,683.4	$9,025.4
Total equity	$170.0	$306.4	$224.8	$840.2	$1,104.8

Notes to Selected Financial Information:

•
The selected consolidated financial data of Windstream Services are identical to Windstream Holdings with the exception of certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. The amount of pre-tax expenses directly incurred by Windstream Holdings totaled approximately $1.7 million, $2.0 million, $2.3 million and $0.5 million in 2016, 2015, 2014, 2013, respectively. Earnings and dividends per common share information for Windstream Services has not been presented because that entity has not issued publicly held common stock as defined in U.S. GAAP.

•	Per share data for periods prior to April 2015 has been retrospectively adjusted to reflect a one-for-six reverse stock split effective April 26, 2015.

•
We recognized actuarial gains and losses for pension benefits in our operating results in the year in which the gains and losses occur. This methodology can create volatility in our earnings based on market fluctuations which impacts pension expense (income) for the year. Pension expense (income) was $59.1 million, $1.2 million, $128.3 million, $(115.3) million and $67.4 million in 2016, 2015, 2014, 2013, and 2012, respectively.

•
Explanations for significant events affecting our historical operating trends during the years 2014 through 2016 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

WINDSTREAM HOLDINGS, INC.		WINDSTREAM SERVICES, LLC

Name:	Anthony W. Thomas	Name:	Robert E. Gunderman
Title:	President and Chief Executive Officer	Title:	Chief Financial Officer

Dated March 1, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Windstream Holdings, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 1, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Windstream Services, LLC
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), member equity and cash flows present fairly, in all material respects, the financial position of Windstream Services, LLC and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/PricewaterhouseCoopers LLP

Little Rock, Arkansas
March 1, 2017

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions, except per share amounts)	2016	2015	2014
Revenues and sales:
Service revenues	$5,279.9	$5,598.6	$5,647.6
Product sales	107.1	166.7	181.9
Total revenues and sales	5,387.0	5,765.3	5,829.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,677.8	2,762.0	2,773.3
Cost of products sold	98.5	145.2	156.6
Selling, general and administrative	797.7	866.5	929.8
Depreciation and amortization	1,263.5	1,366.5	1,386.4
Merger, integration and other costs	13.8	95.0	40.4
Restructuring charges	20.3	20.7	35.9
Total costs and expenses	4,871.6	5,255.9	5,322.4
Operating income	515.4	509.4	507.1
Dividend income on CS&L common stock	17.6	48.2	—
Other (expense) income, net	(1.2)	9.3	0.1
Net gain on disposal of investment in CS&L common stock	15.2	—	—
(Loss) gain on sale of data center business	(10.0)	326.1	—
Net loss on early extinguishment of debt	(18.0)	(36.4)	—
Other-than-temporary impairment loss on investment in CS&L common stock	(181.9)	—	—
Interest expense	(860.6)	(813.2)	(571.8)
(Loss) income before income taxes	(523.5)	43.4	(64.6)
Income tax (benefit) expense	(140.0)	16.0	(25.1)
Net (loss) income	$(383.5)	$27.4	$(39.5)
Basic and diluted (loss) earnings per share:
Net (loss) income	($4.11)	$.24	($.45)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2016	2015	2014
Net (loss) income	$(383.5)	$27.4	$(39.5)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain (loss) arising during the period	156.1	(286.5)	—
Gain on disposal recognized in the period	(51.5)	—	—
Other-than-temporary impairment loss recognized in the period	181.9	—	—
Change in available-for-sale securities	286.5	(286.5)	—
Interest rate swaps:
Unrealized loss on designated interest rate swaps	8.0	(8.8)	(23.2)
Amortization of unrealized losses on de-designated interest rate swaps	4.8	11.6	15.8
Income tax (expense) benefit	(5.0)	(1.1)	2.9
Change in interest rate swaps	7.8	1.7	(4.5)
Postretirement and pension plans:
Prior service credit arising during the period	—	1.8	0.1
Change in net actuarial (loss) gain for employee benefit plans	(0.2)	0.1	(3.6)
Plan curtailments and settlements	(5.5)	(18.0)	(10.0)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.2	1.0	0.1
Amortization of prior service credits	(1.1)	(3.9)	(5.9)
Income tax benefit	2.6	7.3	7.4
Change in postretirement and pension plans	(4.0)	(11.7)	(11.9)
Other comprehensive income (loss)	290.3	(296.5)	(16.4)
Comprehensive loss	$(93.2)	$(269.1)	$(55.9)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

(Millions, except par value)	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$59.1	$31.3
Accounts receivable (less allowance for doubtful
accounts of $27.1 and $33.1, respectively)	618.6	643.9
Inventories	77.5	79.5
Prepaid expenses and other	111.7	120.6
Total current assets	866.9	875.3
Goodwill	4,213.6	4,213.6
Other intangibles, net	1,320.5	1,504.7
Net property, plant and equipment	5,283.5	5,279.8
Investment in CS&L common stock	—	549.2
Other assets	85.5	95.5
Total Assets	$11,770.0	$12,518.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$14.9	$5.9
Current portion of long-term lease obligations	168.7	152.7
Accounts payable	390.2	430.1
Advance payments and customer deposits	178.1	193.9
Accrued taxes	78.0	84.1
Accrued interest	58.1	78.4
Other current liabilities	366.6	322.0
Total current liabilities	1,254.6	1,267.1
Long-term debt	4,848.7	5,164.6
Long-term lease obligations	4,831.9	5,000.4
Deferred income taxes	151.5	287.4
Other liabilities	513.3	492.2
Total liabilities	11,600.0	12,211.7
Commitments and Contingencies (See Note 14)
Shareholders’ Equity:
Common stock, $0.0001 par value, 166.7 shares authorized,
96.3 and 96.7 shares issued and outstanding, respectively	—	—
Additional paid-in capital	559.7	602.9
Accumulated other comprehensive income (loss)	5.9	(284.4)
Accumulated deficit	(395.6)	(12.1)
Total shareholders’ equity	170.0	306.4
Total Liabilities and Shareholders’ Equity	$11,770.0	$12,518.1

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2016	2015	2014
Cash Provided from Operating Activities:
Net (loss) income	$(383.5)	$27.4	$(39.5)
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation and amortization	1,263.5	1,366.5	1,386.4
Provision for doubtful accounts	43.8	47.1	54.9
Share-based compensation expense	41.6	55.3	41.8
Pension expense	59.1	1.2	128.3
Deferred income taxes	(138.3)	(16.3)	(13.4)
Net gain on disposal of investment in CS&L common stock	(15.2)	—	—
Noncash portion of net loss on early extinguishment of debt	(51.9)	(18.5)	—
Other-than-temporary impairment loss on investment in CS&L common stock	181.9	—	—
Amortization of unrealized losses on de-designated interest rate swaps	4.8	11.6	15.8
Loss (gain) from sale of data center	10.0	(326.1)	—
Plan curtailment	(5.5)	(18.0)	(9.6)
Other, net	1.2	7.4	16.4
Changes in operating assets and liabilities, net
Accounts receivable	(15.1)	(69.5)	(55.0)
Prepaid income taxes	(4.4)	—	1.1
Prepaid expenses and other	30.4	1.4	(6.0)
Accounts payable	(47.2)	31.1	(13.1)
Accrued interest	(20.1)	(26.4)	(3.1)
Accrued taxes	(6.1)	17.9	(9.0)
Other current liabilities	21.2	(17.7)	8.4
Other liabilities	(42.4)	(11.6)	(21.5)
Other, net	(3.4)	(36.2)	(15.6)
Net cash provided from operating activities	924.4	1,026.6	1,467.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(989.8)	(1,055.3)	(786.5)
Broadband network expansion funded by stimulus grants	—	—	(13.3)
Changes in restricted cash	—	6.7	3.0
Proceeds from the sale of property	6.3	—	—
Grant funds received for broadband stimulus projects	—	23.5	33.2
Grant funds received from Connect America Fund - Phase I	—	—	26.0
Network expansion funded by Connect America Fund - Phase I	—	(73.9)	(12.8)
Acquisition of a business	—	—	(22.6)
Disposition of data center business	—	574.2	—
Other, net	(6.5)	2.8	3.9
Net cash used in investing activities	(990.0)	(522.0)	(769.1)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(58.6)	(369.2)	(602.2)
Payment received from CS&L in spin-off	—	1,035.0	—
Funding received from CS&L for tenant capital improvements	—	43.1	—
Repayments of debt and swaps	(3,263.7)	(3,350.9)	(1,395.4)
Proceeds of debt issuance	3,674.5	2,335.0	1,315.0
Debt issuance costs	(12.4)	(4.3)	—
Stock repurchases	(28.9)	(46.2)	—
Payments under long-term lease obligations	(152.8)	(102.6)	—
Payments under capital lease obligations	(57.7)	(31.5)	(26.8)
Other, net	(7.0)	(9.5)	(9.2)
Net cash provided from (used in) financing activities	93.4	(501.1)	(718.6)
Increase (decrease) in cash and cash equivalents	27.8	3.5	(20.4)
Cash and Cash Equivalents:
Beginning of period	31.3	27.8	48.2
End of period	$59.1	$31.3	$27.8
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$867.1	$828.9	$564.4
Income taxes paid (refunded), net	$6.2	$1.1	$(8.8)
The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2013	$811.7	$28.5	$—	$840.2
Net loss	—	—	(39.5)	(39.5)
Other comprehensive loss, net of tax:
Change in postretirement and pension plans	—	(11.9)	—	(11.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	9.8	—	9.8
Changes in designated interest rate swaps	—	(14.3)	—	(14.3)
Comprehensive loss	—	(16.4)	(39.5)	(55.9)
Share-based compensation	22.1	—	—	22.1
Stock options exercised	1.6	—	—	1.6
Stock issued for management incentive compensation plans	1.4	—	—	1.4
Stock issued to employee savings plan (See Note 9)	21.6	—	—	21.6
Stock issued to qualified pension plan	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(11.6)	—	—	(11.6)
Dividends of $6.00 per share declared to stockholders	(602.9)	—	—	(602.9)
Balance at December 31, 2014	$252.2	$12.1	$(39.5)	$224.8
Net income	—	—	27.4	27.4
Other comprehensive (loss) income, net of tax:
Change in available-for-sale securities	—	(286.5)	—	(286.5)
Change in postretirement and pension plans	—	(11.7)	—	(11.7)
Amortization of unrealized losses on de-designated interest rate swaps	—	7.1	—	7.1
Changes in designated interest rate swaps	—	(5.4)	—	(5.4)
Comprehensive (loss) income	—	(296.5)	27.4	(269.1)
Effect of REIT spin-off (See Note 3)	585.6	—	—	585.6
Share-based compensation	25.0	—	—	25.0
Stock issued for management incentive compensation plans	5.9	—	—	5.9
Stock issued to employee savings plan (See Note 9)	21.6	—	—	21.6
Stock repurchases	(46.2)	—	—	(46.2)
Taxes withheld on vested restricted stock and other	(9.7)	—	—	(9.7)
Dividends of $2.31 per share declared to stockholders	(231.5)	—	—	(231.5)
Balance at December 31, 2015	$602.9	$(284.4)	$(12.1)	$306.4
Net loss	—	—	(383.5)	(383.5)
Other comprehensive income (loss), net of tax:
Change in available-for-sale securities	—	286.5	—	286.5
Change in postretirement and pension plans	—	(4.0)	—	(4.0)
Amortization of unrealized losses on de-designated interest rate swaps	—	2.9	—	2.9
Changes in designated interest rate swaps	—	4.9	—	4.9
Comprehensive income (loss)	—	290.3	(383.5)	(93.2)
Share-based compensation	21.8	—	—	21.8
Stock options exercised	0.5	—	—	0.5
Stock issued for management incentive compensation plans	5.6	—	—	5.6
Stock issued to employee savings plan (See Note 9)	24.0	—	—	24.0
Stock repurchases	(28.9)	—	—	(28.9)
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Dividends of $.60 per share declared to stockholders	(58.2)	—	—	(58.2)
Balance at December 31, 2016	$559.7	$5.9	$(395.6)	$170.0

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions)	2016	2015	2014
Revenues and sales:
Service revenues	$5,279.9	$5,598.6	$5,647.6
Product sales	107.1	166.7	181.9
Total revenues and sales	5,387.0	5,765.3	5,829.5
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,677.8	2,762.0	2,773.3
Cost of products sold	98.5	145.2	156.6
Selling, general and administrative	796.0	864.5	927.5
Depreciation and amortization	1,263.5	1,366.5	1,386.4
Merger, integration and other costs	13.8	95.0	40.4
Restructuring charges	20.3	20.7	35.9
Total costs and expenses	4,869.9	5,253.9	5,320.1
Operating income	517.1	511.4	509.4
Dividend income on CS&L common stock	17.6	48.2	—
Other (expense) income, net	(1.2)	9.3	0.1
Net gain on disposal of investment in CS&L common stock	15.2	—	—
(Loss) gain on sale of data center business	(10.0)	326.1	—
Net loss on early extinguishment of debt	(18.0)	(36.4)	—
Other-than-temporary impairment loss on investment in CS&L common stock	(181.9)	—	—
Interest expense	(860.6)	(813.2)	(571.8)
(Loss) income before income taxes	(521.8)	45.4	(62.3)
Income tax (benefit) expense	(139.3)	16.8	(24.2)
Net (loss) income	$(382.5)	$28.6	$(38.1)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2016	2015	2014
Net (loss) income	$(382.5)	$28.6	$(38.1)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding loss arising during the period	156.1	(286.5)	—
Gain on disposal recognized in the period	(51.5)	—	—
Other-than-temporary impairment loss recognized in the period	181.9	—	—
Change in available-for-sale securities	286.5	(286.5)	—
Interest rate swaps:
Unrealized loss on designated interest rate swaps	8.0	(8.8)	(23.2)
Amortization of unrealized losses on de-designated interest rate swaps	4.8	11.6	15.8
Income tax (expense) benefit	(5.0)	(1.1)	2.9
Change in interest rate swaps	7.8	1.7	(4.5)
Postretirement and pension plans:
Prior service credit arising during the period	—	1.8	0.1
Change in net actuarial (loss) gain for employee benefit plans	(0.2)	0.1	(3.6)
Plan curtailments and settlements	(5.5)	(18.0)	(10.0)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.2	1.0	0.1
Amortization of prior service credits	(1.1)	(3.9)	(5.9)
Income tax benefit	2.6	7.3	7.4
Change in postretirement and pension plans	(4.0)	(11.7)	(11.9)
Other comprehensive income (loss)	290.3	(296.5)	(16.4)
Comprehensive loss	$(92.2)	$(267.9)	$(54.5)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS
December 31,

(Millions)	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$59.1	$31.3
Accounts receivable (less allowance for doubtful
accounts of $27.1 and $33.1, respectively)	618.6	643.9
Inventories	77.5	79.5
Prepaid expenses and other	111.7	120.6
Total current assets	866.9	875.3
Goodwill	4,213.6	4,213.6
Other intangibles, net	1,320.5	1,504.7
Net property, plant and equipment	5,283.5	5,279.8
Investment in CS&L common stock	—	549.2
Other assets	85.5	95.5
Total Assets	$11,770.0	$12,518.1
Liabilities and Member Equity
Current Liabilities:
Current maturities of long-term debt	$14.9	$5.9
Current portion of long-term lease obligations	168.7	152.7
Accounts payable	390.2	430.1
Advance payments and customer deposits	178.1	193.9
Payable to Windstream Holdings, Inc.	15.0	15.1
Accrued taxes	78.0	84.1
Accrued interest	58.1	78.4
Other current liabilities	351.6	306.9
Total current liabilities	1,254.6	1,267.1
Long-term debt	4,848.7	5,164.6
Long-term lease obligations	4,831.9	5,000.4
Deferred income taxes	151.5	287.4
Other liabilities	513.3	492.2
Total liabilities	11,600.0	12,211.7
Commitments and Contingencies (See Note 14)
Member Equity:
Additional paid-in capital	556.1	600.3
Accumulated other comprehensive income (loss)	5.9	(284.4)
Accumulated deficit	(392.0)	(9.5)
Total member equity	170.0	306.4
Total Liabilities and Member Equity	$11,770.0	$12,518.1

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2016	2015	2014
Cash Provided from Operating Activities:
Net (loss) income	$(382.5)	$28.6	$(38.1)
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation and amortization	1,263.5	1,366.5	1,386.4
Provision for doubtful accounts	43.8	47.1	54.9
Share-based compensation expense	41.6	55.3	41.8
Pension expense	59.1	1.2	128.3
Deferred income taxes	(138.3)	(16.3)	(13.4)
Net gain on disposal of investment in CS&L common stock	(15.2)	—	—
Noncash portion of net loss on early extinguishment of debt	(51.9)	(18.5)	—
Other-than-temporary impairment loss on investment in CS&L common stock	181.9	—	—
Amortization of unrealized losses on de-designated interest rate swaps	4.8	11.6	15.8
Loss (gain) from sale of data center	10.0	(326.1)	—
Plan curtailment	(5.5)	(18.0)	(9.6)
Other, net	1.2	7.4	16.4
Changes in operating assets and liabilities, net
Accounts receivable	(15.1)	(69.5)	(55.0)
Prepaid income taxes	(4.4)	—	1.1
Prepaid expenses and other	30.4	1.4	(6.0)
Accounts payable	(47.2)	31.1	(13.1)
Accrued interest	(20.1)	(26.4)	(3.1)
Accrued taxes	(6.1)	17.9	(9.0)
Other current liabilities	21.2	(17.7)	8.4
Other liabilities	(42.4)	(11.6)	(21.5)
Other, net	(3.4)	(36.2)	(15.6)
Net cash provided from operating activities	925.4	1,027.8	1,468.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(989.8)	(1,055.3)	(786.5)
Broadband network expansion funded by stimulus grants	—	—	(13.3)
Changes in restricted cash	—	6.7	3.0
Proceeds from the sale of property	6.3	—	—
Grant funds received for broadband stimulus projects	—	23.5	33.2
Grant funds received from Connect America Fund - Phase I	—	—	26.0
Network expansion funded by Connect America Fund - Phase I	—	(73.9)	(12.8)
Acquisition of a business	—	—	(22.6)
Disposition of data center business	—	574.2	—
Other, net	(6.5)	2.8	3.9
Net cash used in investing activities	(990.0)	(522.0)	(769.1)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(88.5)	(416.6)	(603.6)
Payment received from CS&L in spin-off	—	1,035.0	—
Funding received from CS&L for tenant capital improvements	—	43.1	—
Repayments of debt and swaps	(3,263.7)	(3,350.9)	(1,395.4)
Proceeds of debt issuance	3,674.5	2,335.0	1,315.0
Debt issuance costs	(12.4)	(4.3)	—
Payments under long-term lease obligations	(152.8)	(102.6)	—
Payments under capital lease obligations	(57.7)	(31.5)	(26.8)
Other, net	(7.0)	(9.5)	(9.2)
Net cash provided from (used in) financing activities	92.4	(502.3)	(720.0)
Increase (decrease) in cash and cash equivalents	27.8	3.5	(20.4)
Cash and Cash Equivalents:
Beginning of period	31.3	27.8	48.2
End of period	$59.1	$31.3	$27.8
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$867.1	$828.9	$564.4
Income taxes paid (refunded), net	$6.2	$1.1	$(8.8)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY

(Millions)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2013	$812.0	$28.5	$—	$840.5
Net loss	—	—	(38.1)	(38.1)
Other comprehensive loss, net of tax:
Change in postretirement and pension plans	—	(11.9)	—	(11.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	9.8	—	9.8
Changes in designated interest rate swaps	—	(14.3)	—	(14.3)
Comprehensive loss	—	(16.4)	(38.1)	(54.5)
Share-based compensation	22.1	—	—	22.1
Stock options exercised	1.6	—	—	1.6
Stock issued for management incentive compensation plans	1.4	—	—	1.4
Stock issued to employee savings plan (See Note 9)	21.6	—	—	21.6
Stock issued to qualified pension plan	8.3	—	—	8.3
Taxes withheld on vested restricted stock and other	(11.6)	—	—	(11.6)
Distributions payable to Windstream Holdings, Inc.	(604.6)	—	—	(604.6)
Balance at December 31, 2014	$250.8	$12.1	$(38.1)	$224.8
Net income	—	—	28.6	28.6
Other comprehensive (loss) income, net of tax:
Change in available-for-sale securities	—	(286.5)	—	(286.5)
Change in postretirement and pension plans	—	(11.7)	—	(11.7)
Amortization of unrealized losses on de-designated interest rate swaps	—	7.1	—	7.1
Changes in designated interest rate swaps	—	(5.4)	—	(5.4)
Comprehensive (loss) income	—	(296.5)	28.6	(267.9)
Effect of REIT spin-off (See Note 3)	585.6	—	—	585.6
Share-based compensation	25.0	—	—	25.0
Stock issued for management incentive compensation plans	5.9	—	—	5.9
Stock issued to employee savings plan (See Note 9)	21.6	—	—	21.6
Taxes withheld on vested restricted stock and other	(9.7)	—	—	(9.7)
Distributions payable to Windstream Holdings, Inc.	(278.9)	—	—	(278.9)
Balance at December 31, 2015	$600.3	$(284.4)	$(9.5)	$306.4
Net loss	—	—	(382.5)	(382.5)
Other comprehensive income (loss), net of tax:
Change in available-for-sale securities	—	286.5	—	286.5
Change in postretirement and pension plans	—	(4.0)	—	(4.0)
Amortization of unrealized losses on de-designated interest rate swaps	—	2.9	—	2.9
Changes in designated interest rate swaps	—	4.9	—	4.9
Comprehensive income (loss)	—	290.3	(382.5)	(92.2)
Share-based compensation	21.8	—	—	21.8
Stock options exercised	0.5	—	—	0.5
Stock issued for management incentive compensation plans	5.6	—	—	5.6
Stock issued to employee savings plan (See Note 9)	24.0	—	—	24.0
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Distributions payable to Windstream Holdings, Inc.	(88.1)	—	—	(88.1)
Balance at December 31, 2016	$556.1	$5.9	$(392.0)	$170.0

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

Description of Business – We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and wholesale customers across the United States. We offer bundled services, including broadband, security solutions, voice and digital television to consumers. We also provide data, cloud solutions, unified communications and managed services to business and enterprise clients. We supply core transport solutions on a local and long-haul fiber-optic network spanning approximately 131,000 miles.

Consumer service revenues are generated from the provisioning of high-speed Internet, voice and video services to consumers. Small business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to small business customers. Wholesale revenues include revenues from other communications service providers for special access circuits and fiber connections, voice and data transport services, and revenues from the reselling of our services. Enterprise service revenues include revenues from integrated voice and data services, advanced data, traditional voice and long-distance services provided to enterprise customers. Regulatory revenues include switched access revenues, federal and state Universal Service Fund (“USF”) revenues and amounts received from Connect America Fund - Phase II. Other service revenues include USF surcharge revenues, other miscellaneous services and consumer revenues generated in markets where we lease the connection to the customer premise. As further discussed in Note 3, substantially all of this consumer business was transferred into an independent, publicly traded real estate investment trust (“REIT”) in April 2015.

Basis of Presentation – The consolidated financial statements include the accounts of Windstream Holdings, Windstream Services and the accounts of its subsidiaries. All affiliated transactions have been eliminated, as applicable.

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

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These changes and reclassifications did not impact net (loss) income or comprehensive loss.

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

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, we consider a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions and a specific customer’s ability to meet its financial obligations. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $33.0 million and $41.5 million at December 31, 2016 and 2015, respectively.

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

Connect America Fund Support – In conjunction with reforming USF, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental broadband funding to a number of unserved and underserved locations. CAF includes both short-term (“ CAF Phase I”) and a longer-term (“CAF Phase II”) framework. We received $86.7 million in CAF Phase I support for upgrades and new deployments of broadband service. Pursuant to commitments we made with the FCC, we agreed to match, on at least a dollar-for-dollar basis, the total amount of CAF Phase I support we received. As construction projects which utilized CAF Phase I support were initiated, a portion of the CAF Phase I support received was reclassified from other liabilities as an offset to construction in progress to effectively reduce the capitalized cost of the constructed asset. For each construction dollar we spent, an equal amount was transferred from other liabilities to construction in progress to reflect our dollar-for-dollar matching requirement. As of December 31, 2015, we had utilized all CAF Phase I support we had received. CAF Phase I support received and used to construct network assets during each annual period has been presented within the investing activities section of the consolidated statements of cash flows.

In August 2015, we notified the FCC of our acceptance of CAF Phase II support of approximately $175.0 million per year for a six year period to fund the deployment of voice and high-speed Internet capable infrastructures for approximately 400,000 eligible locations in 17 of the 18 states in which we are the incumbent provider. The CAF Phase II support in these 17 states will substantially replace funding we received under the federal USF high-cost support program. We declined the annual statewide funding in one state, New Mexico, where our projected cost to comply with the FCC’s deployment requirements greatly exceeded the funding offer. We are still eligible to participate in a competitive bidding process for the CAF Phase II support in New Mexico, along with other interested eligible competitors; however, the rules for the competitive bidding process are still under consideration by the FCC, and have not yet been finalized. We will continue to receive annual USF support in New Mexico frozen at 2011 levels until the CAF Phase II competitive bidding process is completed. Funds received under CAF Phase II are recognized as service revenues ratably over the period to which the funding pertains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Asset Disposals – On December 18, 2015, Windstream Services completed the sale of a substantial portion of our data center business to TierPoint LLC (“TierPoint”) for $574.2 million in cash, net of the $0.8 million working capital settlement, and recorded a pre-tax gain of $326.1 million. Excluding the effects of the gain, pre-tax losses for the data center business were $(0.5) million and $(17.6) million in 2015 and 2014, respectively. The sale of the data center business did not represent a strategic shift in our business nor had a major effect on our consolidated results of operations, financial position or cash flows, and accordingly, did not qualify for reporting as a discontinued operation. As part of the transaction, we established an ongoing reciprocal strategic partnership with TierPoint, allowing both companies to sell their respective products and services to each other’s prospective customers through referrals.

Pursuant to the terms of the Membership Interest Purchase Agreement, Windstream Services agreed to indemnify TierPoint for certain losses attributable to any alleged breaches of representations and warranties made by us with such indemnification liability capped at $10.0 million. On November 22, 2016, TierPoint submitted a notice of a claim to us for indemnification and payment of $10.0 million. We are reviewing the claims and developing defenses thereto and we have requested and received additional documentation from TierPoint. Due to the nature of the claims and the potential difficulty in defending against such claims, as of December 31, 2016, we have recorded a loss of $10.0 million related to the indemnification claim.

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

During the fourth quarter of 2015, we changed our annual goodwill impairment assessment date to November 1st of each year to better align with the timing of our internal strategic planning process. As of November 1, 2016, our reporting units consisted of our four reportable operating segments and excluded corporate activities. Our reporting units are not separate legal entities with discrete balance sheet information. Accordingly, in determining the reporting unit’s carrying value, assets and liabilities were assigned to the reporting units using specification identification or were allocated to the reporting units using consistent and reasonable allocation methodologies. We estimated the fair value of our reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. We corroborated the results of the income approach by aggregating the fair values of the reporting units and comparing the total value to overall market multiples for guideline public companies operating in the same lines of business as our reporting units. We also reconciled the estimated fair value of our reporting units to our total invested capital. Based on the results of our quantitative analysis, we determined that no goodwill impairment existed as of November 1, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of central office equipment, office and warehouse facilities, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery, other equipment and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Capitalized labor costs include non-cash share-based compensation and the matching stock contribution to the employee savings plan for those employees directly involved with construction activities. Depreciation expense amounted to $1,078.3 million, $1,146.3 million, and $1,130.3 million in 2016, 2015 and 2014, respectively.

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2016	2015
Land		$42.8	$43.4
Building and improvements	3-40 years	608.8	604.9
Central office equipment	3-40 years	6,493.6	6,013.9
Outside communications plant	7-47 years	7,390.9	7,245.3
Furniture, vehicles and other equipment	1-23 years	1,835.5	1,660.2
Construction in progress		618.8	527.6
		16,990.4	16,095.3
Less accumulated depreciation		(11,706.9)	(10,815.5)
Net property, plant and equipment		$5,283.5	$5,279.8

Of the total net property, plant and equipment at December 31, 2016 and 2015 listed above, approximately $2.2 billion and $2.4 billion, respectively, has been legally transferred to Communications Sales & Leasing, Inc. (“CS&L”) as a result of the spin-off and leaseback by Windstream Holdings (see Note 3). Under the master lease agreement with CS&L, any capital improvements, including upgrades or replacements to the leased network assets, funded by us become the property of CS&L at the time such improvements are placed in service. As further discussed in Note 6, we accounted for the spin-off transaction as a failed spin-leaseback for financial reporting purposes and, as a result the net book value of the assets initially transferred to CS&L and any subsequent capital improvements made by us continue to be reported in our consolidated balance sheet as property, plant and equipment and are depreciated over the shorter of the estimated useful life of the asset or the initial lease term of 15 years.

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

In accordance with the terms of certain broadband stimulus grants we received from the Rural Utilities Service (“RUS”) to fund 75 percent of the costs related to specified construction projects, the RUS retained a security interest in the assets funded by these grants for the duration of their economic life, which varies by grant for periods up to 23 years. In the event of default of terms of the agreement, the RUS could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of Windstream, the acquiring party would need to receive approval from the RUS prior to consummating the proposed transaction, for which pre-approval will not be reasonably withheld. At December 31, 2016, the net book value of assets funded by broadband stimulus grants was $106.9 million.

We capitalize interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $10.7 million, $10.4 million and $3.7 million in 2016, 2015 and 2014, respectively.

Asset Retirement Obligations – We recognize asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Our asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if we exit them, to properly dispose of our chemically-treated telephone poles at the time they are removed from service and to restore certain leased properties to their previous condition upon exit from the lease. These asset retirement obligations totaled $53.3 million and $53.1 million as of December 31, 2016 and 2015, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

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

Revenue Recognition – Service revenues are primarily derived from providing access to or usage of our networks and facilities. Service revenues are recognized over the period that the corresponding services are rendered to customers. Revenues that are billed in advance include monthly recurring network access and data services, special access and monthly recurring voice, Internet and other related charges. The unearned portion of these revenues is included in advance payments and customer deposits in the accompanying consolidated balance sheets. Revenues derived from other telecommunications services, including interconnection, long-distance and enhanced service revenues are recognized monthly as services are provided. Revenue from sales of indefeasible rights to use fiber optic network facilities (“IRUs”) and the related telecommunications network maintenance arrangements is generally recognized over the term of the related lease or contract. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers. Fees assessed to customers for service activation are deferred upon service activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with authoritative guidance on multiple element arrangements. Certain costs associated with activating such services are deferred and recognized as an operating expense over the same period.

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

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $44.0 million, $52.9 million and $59.5 million in 2016, 2015 and 2014, respectively.

Share-Based Compensation – In accordance with authoritative guidance on share-based compensation, we value all time-based awards to employees at fair value on the date of the grant, and recognize that value as compensation expense over the period that each award vests. Performance-based awards are valued at fair value when performance targets are set. Share-based compensation expense for performance-based awards is recognized when it is probable and estimable as measured against performance metrics. Share-based compensation expense is included in cost of services and selling, general and administrative expenses in the accompanying consolidated statements of operations.

Pension Benefits – We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from actuarial assumptions, as a component of net periodic benefit (income) expense in the fourth quarter in the year in which the gains and losses occur, and if applicable in any quarter in which an interim remeasurement is required. The remaining components of net periodic benefit (income) expense, primarily benefits earned, interest cost and expected return on plan assets, are recognized ratably on a quarterly basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Income Taxes – We account for income taxes in accordance with guidance on accounting for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. We account for uncertain tax positions in accordance with authoritative guidance which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our evaluations of tax positions consider various factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense (benefit).

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

(Loss) Earnings Per Share – We compute basic (loss) earnings per share by dividing net (loss) income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares containing a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of (loss) earnings per share pursuant to the two-class method. Calculations of (loss) earnings per share under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator.

Diluted (loss) earnings per share is computed by dividing net (loss) income applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon exercise of outstanding stock options and warrants. Diluted (loss) earnings per share excludes all potentially dilutive securities if their effect is anti-dilutive.

We also issue performance-based restricted stock units as part of our share-based compensation plan. Certain of these restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. Options and warrants granted in conjunction with past acquisitions are included in the computation of dilutive (loss) earnings per share using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

A reconciliation of net (loss) income and number of shares used in computing basic and diluted (loss) earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2016	2015	2014
Basic and diluted (loss) earnings per share:
Numerator:
Net (loss) income	$(383.5)	$27.4	$(39.5)
Income allocable to participating securities	(2.5)	(3.5)	(5.0)
Net (loss) income attributable to common shares	$(386.0)	$23.9	$(44.5)
Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	99.1	102.0	100.3
Weighted average participating securities	(5.2)	(3.1)	(0.8)
Weighted average basic and diluted shares outstanding	93.9	98.9	99.5
Basic and diluted (loss) earnings per share:
Net (loss) income	($4.11)	$.24	($.45)

Options to purchase shares of stock issuable under share-based compensation plans that were excluded from the computation of diluted shares outstanding because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled approximately 0.4 million for the year ended December 31, 2016 and 0.5 million shares for the years ended December 31, 2015 and 2014, respectively.

Change in Accounting Estimate – The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. We periodically obtain updated depreciation studies to evaluate whether certain useful lives remain appropriate in accordance with authoritative guidance. With the assistance of a third-party valuation advisor, we completed analyses of the depreciable lives of assets held for use of certain subsidiaries during 2016. Based on the results of the analyses, we implemented new depreciation rates in the fourth quarter of 2016, the effects of which resulted in an increase to depreciation expense. Additionally, in the fourth quarter of 2016, we reassessed the estimated useful lives of certain fiber assets, extending the useful life of such assets from 20 to 25 years. The net impact of these changes resulted in an increase to depreciation expense of $8.8 million and an increase in net loss of $5.4 million or $.06 per share for the year ended December 31, 2016. We anticipate the net impact of these changes to increase depreciation expense by $35.3 million for the year ended December 31, 2017.

Recently Adopted Accounting Standards

Fair Value Measurement Disclosures – In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent) (“ASU 2015-07”), which amends certain fair value measurement disclosures. The standard removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient and also removes certain related disclosure requirements. As required, we adopted ASU 2015-07 in 2016. Other than changes to certain annual disclosures related to our qualified pension plan assets, the adoption of this standard had no impact on our consolidated financial statements.

Balance Sheet Classification – Deferred Taxes – In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”).  The standard requires all deferred income tax assets and liabilities be classified as noncurrent within an entity’s consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Entities are also permitted to apply the revised guidance on either a prospective or retrospective basis. During the fourth quarter of 2015, we early adopted this guidance on a retrospective basis and have classified deferred income taxes in our consolidated balance sheets as noncurrent for all periods presented (see Note 13). Adoption of this guidance did not affect our consolidated results of operations, financial position or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Measurement Period Adjustments in a Business Combination – In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments related to a business combination. The standard requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 also requires companies to disclose the portion of the adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, either separately in the income statement or in the notes. As required, we adopted ASU 2015-16 in 2016. Adoption of this guidance did not affect our consolidated results of operations, financial position or liquidity.

Recently Issued Authoritative Guidance

Revenue Recognition – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to all periods presented in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect adjustment in the year of adoption. When issued, ASU 2014-09 was to be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption was not permitted.

In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date, or January 1, 2018, for calendar companies like Windstream. Entities are permitted to early adopt the standard, but not before the original effective date of December 15, 2016.

In 2016, the FASB issued the following updates to the revenue recognition guidance:

•
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) to improve the operability and understandability of the implementation guidance on principal versus agent considerations.

•
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to provide more detailed guidance with respect to identifying performance obligations and accounting for licensing arrangements, including intellectual property licenses, royalties, license restrictions and renewals.

•
ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting to rescind several SEC Staff announcements that are codified in Topic 605: Revenue Recognition, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services.

•
ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients to provide clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. This guidance also clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption.

•
ASU No. 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers to provide additional clarification and guidance with respect to a number of issues including impairment testing for capitalized contract costs, losses on construction and production-type contracts, and disclosures of prior-period and remaining performance obligations.

The effective date and transition requirements for each of these amendments are the same as the effective date and transition requirements of ASU 2014-09.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

We will adopt this standard effective January 1, 2018 utilizing the modified retrospective basis. We have established a cross-functional team to implement the standard and have identified and are in the process of implementing changes to our systems, processes and internal controls to meet the standard’s reporting and disclosure requirements. While we have not fully quantified the effects of the standard on our consolidated financial statements, we have determined that due to changes in the timing of recognition of certain installation services and discounts, promotional credits and price guarantees given to customers, we will recognize contract assets and liabilities in our consolidated balance sheets.  In addition, the requirement to defer incremental contract acquisition costs, including sales commissions, and recognize such costs over the contract period or expected customer life will result in the recognition of a deferred charge within our consolidated balance sheets.

Valuation of Inventory – In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The updated guidance requires that an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 should be applied on a prospective basis and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We will adopt ASU 2015-11 in the first quarter of 2017. The adoption of ASU 2015-11 will not have a material impact to our consolidated results of operations or financial position.

Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require that virtually all lease arrangements that do not meet the criteria of a short-term lease be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future lease payments. The income statement impacts of the leases will depend on the nature of the leasing arrangement and will be similar to existing accounting for operating and capital leases. The new standard does not substantially change the accounting for lessors. The new standard will also require additional disclosures regarding an entity’s leasing arrangements and will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. We are currently assessing the timing of adoption and the impact the new standard will have on our consolidated financial statements.

Derivatives and Hedging – In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force) (“ASU 2016-05”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We do not expect that the adoption of ASU 2016-05 will have a material impact on our consolidated financial statements.

Employee Share-Based Payment Accounting – In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under the new guidance all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, should be recognized as income tax expense or benefit in the income statement, eliminating the notion of the APIC pool. The excess tax benefits will be classified as operating activities along with other income tax cash flows rather than financing activities in the statement of cash flows. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. ASU 2016-09 also allows entities to elect to either estimate the total number of awards that are expected to vest or account for forfeitures when they occur. Additionally, ASU 2016-09 clarifies that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements should be presented as a financing activity in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We will adopt this standard effective January 1, 2017 and will maintain our past practice to estimate the total number of awards expected to vest. Adoption of ASU 2016-09 will not have a material impact to our consolidated results of operation, financial position or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Financial Instruments - Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This new standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using a modified retrospective transition approach. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. We are currently assessing the timing of adoption and the impact the new standard will have on our consolidated financial statements.

Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows, including among others, debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The standard also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use of the underlying cash flows. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the timing of adoption and the impact the new standard will have on our consolidated statement of cash flows.

Definition of a Business – In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”). Under the new guidance an integrated set of activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business. ASU 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present and removes the evaluation of whether a market participant could replace missing elements.  Although outputs are not required for an integrated sets of activities to be a business, outputs generally are a key element of a business; therefore, the new guidance provides more stringent criteria for an integrated sets of activities without outputs. Furthermore, ASU 2017-01 narrows the definition of the term output so that it is consistent with how outputs are described in Topic 606. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the timing of adoption and the impact the new standard will have on our consolidated financial statements.

Goodwill Impairment – In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) simplifying the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. The second step requires the measurement of a goodwill impairment by comparing the implied value of a reporting unit’s goodwill and the goodwill’s carrying amount. Under the amendments, the goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform the second step of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective on a prospective basis beginning after December 15, 2019, with early adoption permitted. We will early adopt this standard effective January 1, 2017.

3. Completion of Spin-off of Certain Network and Real Estate Assets:

On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, to the REIT. The spin-off also included substantially all of our consumer CLEC business. The telecommunications network assets consisted of copper cable and fiber optic cable lines, telephone poles, underground conduits, concrete pads, attachment hardware (e.g., bolts and lashings), pedestals, guy wires, anchors, signal repeaters, and central office land and buildings, with a net book value of approximately $2.5 billion at the time of spin-off. We requested and received a private letter ruling from the Internal Revenue Service on the qualification of the spin-off as a tax-free transaction and the designation of the telecommunications network assets as real estate. As further discussed in Note 5, following the spin-off, Windstream entered into an agreement to lease back the telecommunications network assets from CS&L.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Completion of Spin-off of Certain Network and Real Estate Assets, Continued:

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

As of the spin-off date, excluding restricted shares held by Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of CS&L. Windstream disposed of all of its shares of CS&L through the completion of two debt-for-equity exchanges in June 2016 (see Note 5).

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2014	$4,352.8
Dispositions during the period:
Consumer CLEC business transferred to CS&L in conjunction with the spin-off (a)	(12.8)
Data center business sold to TierPoint (a)	(126.4)
Balance at December 31, 2015 and 2016	$4,213.6

(a)    Represents the portion of historical goodwill allocated to the disposed businesses.

Goodwill assigned to our four operating segments at December 31, 2016 and 2015 was as follows:

(Millions)
Consumer and Small Business - ILEC	$2,321.2
Wholesale	1,176.4
Enterprise	598.0
Small Business - CLEC	118.0
Total goodwill	$4,213.6

Intangible assets were as follows at December 31:

	2016			2015
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(328.9)	$956.2	$1,285.1	$(286.1)	$999.0
Customer lists (a)	1,791.7	(1,442.4)	349.3	1,791.7	(1,304.7)	487.0
Cable franchise rights	17.3	(8.0)	9.3	17.3	(6.8)	10.5
Other (b)	10.6	(4.9)	5.7	9.6	(1.4)	8.2
Balance	$3,104.7	$(1,784.2)	$1,320.5	$3,103.7	$(1,599.0)	$1,504.7

(a)
In connection with the spin-off, we transferred customer lists with a gross cost of $34.5 million and a net carrying value of $13.1 million to CS&L (see Note 3). At the date of sale of the data center business to TierPoint, customer lists associated with the data center operations had a gross cost of $87.8 million and a net carrying value of $35.7 million.

(b)	During 2016 and 2015, we acquired for cash non-exclusive licenses to various patents, which are being amortized on a straight-line basis over the estimated useful life of 3 years.

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2016:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	9 - 15 years
Cable franchise rights	straight-line	15 years
Other	straight-line	3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

Amortization expense for intangible assets subject to amortization was $185.2 million, $220.2 million and $256.1 million in 2016, 2015 and 2014, respectively. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the years ended December 31:

Year	(Millions)
2017	$159.1
2018	132.3
2019	104.9
2020	86.4
2021	68.3
Thereafter	769.5
Total	$1,320.5

5. Investment in CS&L Common Stock:

Shares of CS&L retained by Windstream Services following the REIT spin-off (see Note 3) were classified as available-for-sale and recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). No deferred income taxes were recorded with respect to the unrealized gains and losses due to the tax-free qualification of the spin-off. As further discussed below, Windstream Services disposed of all of its shares of CS&L common stock in the second quarter of 2016. Information pertaining to this investment at December 31, 2015 was as follows:

(Millions)	Cost	Fair Value	Carrying Value	Unrealized Loss
CS&L common stock	$835.7	$549.2	$549.2	$(286.5)

Other-Than-Temporary Impairment Loss

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

Net Gain on Disposal

In June 2016, Windstream Services disposed of all of its shares of CS&L common stock through the completion of two debt-for-equity exchanges, pursuant to which Windstream Services transferred the CS&L shares to its bank creditors in exchange for the retirement of $672.0 million of borrowings outstanding under its revolving line of credit and to satisfy transaction-related expenses. Net of expenses, Windstream Services recognized a net gain on disposal of $15.2 million in 2016. Unrealized gains related to the CS&L common stock at the time of consummating the debt-for-equity exchanges were reclassified from accumulated other comprehensive income and included in the determination of the net gain on disposal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at December 31:

(Millions)	2016	2015
Issued by Windstream Services:
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	$572.3	$578.2
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	894.8	—
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	475.0	300.0
Debentures and notes, without collateral:
2017 Notes – 7.875%, due November 1, 2017	—	904.1
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	809.3	920.4
2022 Notes – 7.500%, due June 1, 2022	441.2	485.9
2023 Notes – 7.500%, due April 1, 2023	343.5	540.1
2023 Notes – 6.375%, due August 1, 2023	585.7	700.0
Issued by subsidiaries of the Company:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b)	100.0	100.0
Net (discount) premium on long-term debt (c)	(7.2)	4.6
Unamortized debt issuance costs (c)	(51.0)	(62.8)
	4,863.6	5,170.5
Less current maturities	(14.9)	(5.9)
Total long-term debt	$4,848.7	$5,164.6
Weighted average interest rate	7.0%	6.8%
Weighted maturity	4.7 years	5.3 years

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

Senior Secured Credit Facility – On March 29, 2016, Windstream Services executed an incremental amendment to its existing senior secured credit facility to provide for the issuance of an aggregate principal amount $600.0 million term loan under Tranche B6 due March 29, 2021, the proceeds of which were used to repurchase $441.1 million of outstanding 7.875 percent notes due November 1, 2017 (the “2017 Notes”) pursuant to a tender offer and to repay other debt obligations of Windstream Services along with related fees and expenses. The Tranche B6 term loan was issued at a discount of $15.0 million. Debt issuance costs associated with the Tranche B6 borrowings were $11.7 million, which were capitalized and are being amortized over the life of the term loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

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

In December 2016, Windstream Services issued an aggregate principal amount of $150.0 million in incremental borrowings under Tranche B6, the proceeds of which were used to pay down amounts outstanding under the revolving line of credit and to pay $1.2 million in related fees and expenses. The incremental Tranche B6 term loan was issued at a price of 99.0 percent of the principal amount of the loan, resulting in a discount of $1.5 million.

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

Interest rates applicable to the Tranche B5 term loan are, at Windstream Services’ option, equal to either a base rate plus a margin of 1.75 percent per annum or London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75 percent per annum. LIBOR for the Tranche B5 term loan shall at no time be less than 0.75 percent. As a result of the September 30, 2016 repricing discussed above, interest rates applicable to the Tranche B6 decreased 1.00 percent from LIBOR plus 5.00 percent per annum to LIBOR plus 4.00 percent per annum. Windstream Services retained the option to have interest on Tranche B6 be equal to a base rate plus a margin of 4.00 percent per annum. LIBOR for the Tranche B6 term loan shall at no time be less than 0.75 percent. Tranche B5 and B6 term loans made under the credit facility are subject to quarterly amortization payments in an aggregate amount equal to 0.25 percent of the initial principal amount of such term loans, with the remaining balance payable on August 8, 2019 and March 29, 2021, respectively. The senior secured credit facility is guaranteed, jointly and severally, by certain of Windstream Services’ wholly owned subsidiaries.

Revolving line of credit – As a result of the April 24, 2015 amendment to the credit facility, the maturity date of the revolving line of credit was extended to April 24, 2020. Windstream Services may obtain revolving loans and may issue up to $30.0 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Borrowings under the revolving line of credit may be used for permitted acquisitions, working capital and other general corporate purposes of Windstream Services and its subsidiaries. Windstream Services will pay a commitment fee on the unused portion of the commitments under the revolving credit facility that will range from 0.40 percent to 0.50 percent per annum, depending on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries. Revolving loans made under the credit facility are not subject to interim amortization and such loans are not required to be repaid prior to April 24, 2020, other than to the extent the outstanding borrowings exceed the aggregate commitments under the revolving credit facility. Interest rates applicable to loans under the revolving line of credit are, at Windstream Services’ option, equal to either a base rate plus a margin ranging from 0.25 percent to 1.00 percent per annum or LIBOR plus a margin ranging from 1.25 percent to 2.00 percent per annum, based on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries.

During 2016, Windstream Services borrowed $2,791.0 million under the revolving line of credit in its senior secured credit facility and retired $2,616.0 million of these borrowings through December 31, 2016. Comparatively, Windstream Services borrowed $2,355.0 million under the revolving line of credit and through the completion of the debt-for-debt exchange and repayments retired $2,660.0 million of these borrowings in 2015. Considering letters of credit of $24.2 million, the amount available for borrowing under the revolving line of credit was $750.8 million at December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

The variable interest rate on the revolving line of credit ranged from 2.25 percent to 4.50 percent, and the weighted average rate on amounts outstanding was 2.55 percent during 2016, as compared to variable interest rates during 2015 which ranged from 2.19 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.39 percent.

Debt Exchanges – In two separate transactions completed in June 2016, Windstream Services transferred all of its shares of CS&L common stock to its bank creditors in exchange for the retirement of $672.0 million of aggregate borrowings outstanding under its revolving line of credit and to satisfy transaction-related expenses. In completing the debt-for-equity exchange, Windstream Services recognized a net gain on the disposal of the CS&L common stock (see Note 5).

In conjunction with the REIT spin-off, Windstream completed a debt-for-debt exchange retiring $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit. Following the completion of the debt-for-debt exchange, Windstream Services repaid the remaining $241.8 million aggregate principal amount of borrowings under Tranche B4. The debt-for-debt exchange and repayment were accounted for under the extinguishment method of accounting and as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations of $15.9 million in 2015.

Debentures and Notes Repaid in 2016
2017 Notes – On September 30, 2016, Windstream Services redeemed the remaining $369.5 million aggregate principal amount outstanding of its 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes”) at a redemption price of $396.4 million, which included a premium payable to creditors of $26.9 million. At the time of redemption, there was $2.7 million in unamortized net discount and debt issuance costs related to these notes.

During 2016, Windstream Services also repurchased $93.5 million aggregate principal amount of the 2017 Notes at a repurchase price of $99.5 million, including accrued and unpaid interest, under a debt repurchase program authorized by Windstream Services’ board of directors. In addition, on March 29, 2016, Windstream Services repurchased $441.1 million aggregate principal amount of the 2017 Notes for total consideration of $477.5 million, plus accrued interest, pursuant to a cash tender offer. Under the tender offer, Windstream Services paid total consideration of $1,082.50 per $1,000 principal amount of the 2017 Notes, which included a $30 early tender payment, plus accrued and unpaid interest. At the time of the repurchases, there was $5.7 million in unamortized net discount and debt issuance costs related to the repurchased notes.

Proceeds from the issuance of the Tranche B6 term loan and available borrowings under the amended revolving line of credit were used to fund the redemption and repurchases of the 2017 Notes, which were accounted for as debt extinguishments.

Partial Repurchase of Senior Notes – Pursuant to the debt repurchase program discussed above, during 2016, Windstream Services also repurchased in the open market $466.8 million aggregate principal amount of its senior unsecured notes consisting of the following:

•
$111.1 million aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”), at a repurchase price of $95.2 million, including accrued and unpaid interest;

•
$44.8 million aggregate principal amount of 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”), at a repurchase price of $37.0 million, including accrued and unpaid interest; and

•
$196.6 million aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023 and $114.3 million aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023, (collectively the “2023 Notes”) at a repurchase price of $171.4 million and $101.0 million, including accrued and unpaid interest, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

Debentures and Notes Repaid in 2015

Partial Repurchase of Senior Notes – Under the debt repurchase program, during 2015 Windstream Services repurchased in the open market $299.5 million aggregate principal amount of its senior unsecured notes consisting of the following:

•	$195.9 million aggregate principal amount of the 2017 Notes at a repurchase price of $209.6 million, including accrued and unpaid interest;

•	$29.6 million aggregate principal amount of the 2021 Notes, at a repurchase price of $25.8 million, including accrued and unpaid interest;

•	$14.1 million aggregate principal amount of the 2022 Notes, at a repurchase price of $11.5 million, including accrued and unpaid interest; and

•	$59.9 million aggregate principal amount of the 2023 Notes at a repurchase price of $50.2 million, including accrued and unpaid interest.

At the time of repurchase, there was $3.9 million in unamortized net discount and debt issuance costs related to the repurchased notes. The partial repurchases were funded utilizing available borrowings under the amended revolving line of credit and were accounted for under the extinguishment method of accounting and, as a result, Windstream Services recognized a total pre-tax gain of $7.0 million in 2015.

2018 Notes – On May 27, 2015, Windstream Services redeemed all of its $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 (the “2018 Notes”), at a redemption price payable in cash equal to $1,040.63 per $1,000 principal amount of the notes, plus accrued and unpaid interest. At the time of redemption, there was $1.4 million and $4.0 million in unamortized discount and debt issuance costs, respectively, related to the 2018 Notes.

PAETEC 2018 Notes – On May 27, 2015, PAETEC Holding, LLC (“PAETEC”), a direct, wholly owned subsidiary of Windstream Services, redeemed all $450.0 million of the outstanding aggregate principal amount of 9.875 percent notes due 2018 (the “PAETEC 2018 Notes”), at a redemption price payable in cash equal to $1,049.38 per $1,000 principal amount of the notes, plus accrued and unpaid interest. At the time of redemption, there was $16.9 million in unamortized premium related to the PAETEC 2018 Notes.

Windstream used a portion of the $1.035 billion cash payment received from CS&L in the spin-off of certain telecommunication network assets to redeem the 2018 Notes and the PAETEC 2018 Notes. The redemptions were accounted for as extinguishments and Windstream Services recognized a loss in connection with the early extinguishment of these two debt obligations.

Cinergy Communications Company – On April 24, 2015, Windstream Services repaid all $1.9 million of the outstanding aggregate principal amount of these unsecured notes utilizing available borrowings under the amended revolving line of credit.

Windstream Services may call certain debentures and notes at various premiums on early redemption. These debentures and notes consist of $700.0 million in aggregate principal amount of 7.750 percent senior notes due October 15, 2020, the remaining aggregate principal amounts due related to the 2021, 2022, and 2023 Notes. In addition, Windstream Services may call debt issued by Windstream Holdings of the Midwest, Inc. at various premiums upon early redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:
Maturities for long-term debt outstanding as of December 31, 2016, excluding $7.2 million of unamortized net discount and $51.0 million of unamortized debt issuance costs, were as follows for the years ended December 31:

Year	(Millions)
2017	$14.9
2018	14.9
2019	569.5
2020	1,183.9
2021	1,668.2
Thereafter	1,470.4
Total	$4,921.8

Net Loss on Early Extinguishment of Debt

The net loss on early extinguishment of debt was as follows for the year ended December 31:

(Millions)	2016	2015
Senior secured credit facility:
Premium on early redemption	$—	$(6.6)
Third-party fees for early redemption	—	(0.7)
Unamortized discount on original issuance	(1.7)	—
Unamortized debt issuance costs on original issuance	(1.4)	(8.6)
Loss on early extinguishment of senior secured credit facility	(3.1)	(15.9)
2017 Notes:
Premium on early redemption	(26.9)	—
Premium on repurchases	(40.6)	(8.6)
Third-party fees for repurchases	(2.4)	—
Unamortized discount on original issuance	(3.0)	(0.9)
Unamortized debt issuance costs on original issuance	(5.4)	(1.8)
Loss on early extinguishment of 2017 Notes	(78.3)	(11.3)
2018 Notes:
Premium on early redemption	—	(16.3)
Unamortized discount on original issuance	—	(1.4)
Unamortized debt issuance costs on original issuance	—	(4.0)
Loss on early extinguishment of 2018 Notes	—	(21.7)
Partial repurchase of 2021, 2022 and 2023 Notes:
Discount on early repurchase	68.7	19.4
Unamortized net premium on original issuance	0.9	0.3
Unamortized debt issuance costs on original issuance	(6.2)	(1.4)
Gain on early extinguishment from partial repurchases of 2021, 2022 and 2023 Notes	63.4	18.3
PAETEC 2018 Notes:
Premium on early redemption	—	(22.2)
Unamortized premium on original issuance	—	16.9
Loss on early extinguishment of PAETEC 2018 Notes	—	(5.3)
Cinergy Communications Company Notes:
Premium on early redemption	—	(0.5)
Loss on early extinguishment of Cinergy Communication Company Notes	—	(0.5)
Net loss on early extinguishment of debt	$(18.0)	$(36.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

Long-term Lease Obligations

Leaseback of Telecommunications Network Assets – Following the spin-off transaction (see Note 3), on April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with CS&L to lease back the telecommunications network assets. Under terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options. Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options. During December 2015, we requested and CS&L agreed to fund $43.1 million of capital expenditures. As a result, the annual lease payment increased at a rate of 8.125 percent of the funds received from CS&L, or from $650.0 million to $653.5 million. CS&L also has the right, but not the obligation, upon Windstream’s request, to fund additional capital expenditures of Windstream in an aggregate amount of up to $250.0 million for a maximum period of five years. Monthly rent paid by us to CS&L will increase in accordance with the master lease effective as of the date of the funding. If CS&L exercises this right, the lease payments under the master lease will be adjusted at a rate of 8.125 percent of the capital expenditures funded by CS&L during the first two years and at a floating rate based on CS&L’s cost of capital thereafter. Additionally, if CS&L agrees to fund the entire $250.0 million, the initial term of the master lease will be increased from 15 years to 20 years and the number of renewal terms will be reduced from four renewal terms of five years each to three renewal terms of five years each.

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

Leaseback of Real Estate Contributed to Pension Plan – During 2014, we contributed certain of our owned real property to the Windstream Pension Plan and then entered into agreements to leaseback the properties for continued use by our operating subsidiaries. Independent appraisals of the properties contributed were obtained and at the dates of contribution the properties’ aggregate fair value was $80.9 million. The lease agreements include initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.3 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary and terms of the lease agreements were negotiated with the fiduciary on an arm’s-length basis. During the fourth quarter of 2015 in conjunction with the sale of the data center business, Windstream Services repurchased at fair value one of the properties contributed to the Windstream Pension Plan for $8.2 million in cash. As a result, we derecognized a portion of the associated long-term lease obligation of $8.7 million and recorded a pre-tax gain of $0.5 million. Following the repurchase, aggregate annual rent due under the lease agreements declined from approximately $6.3 million to $6.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

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

A summary of the current and noncurrent portions of the long-term lease obligations was as follows:

	December 31, 2016			December 31, 2015
(Millions)	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets Subject to Leaseback:
Telecommunications network assets	$168.7	$4,759.0	$4,927.7	$152.7	$4,927.7	$5,080.4
Real estate contributed to pension plan	—	72.9	72.9	—	72.7	72.7
Total	$168.7	$4,831.9	$5,000.6	$152.7	$5,000.4	$5,153.1

Undiscounted future minimum payments during the initial terms of the leases were as follows for the years ended December 31:

(Millions)	Leaseback of Telecommunications Network Assets	Leaseback of Real Estate Contributed to Pension Plan	Total
Year
2017	$653.5	$6.2	$659.7
2018	655.7	6.3	662.0
2019	658.9	6.5	665.4
2020	662.2	6.7	668.9
2021	665.6	6.9	672.5
Thereafter	5,663.6	69.4	5,733.0
Total	$8,959.5	$102.0	$9,061.5

Capital Lease Obligations

We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other current liabilities and other liabilities. During 2016 and 2015, we acquired equipment under capital leases of $50.8 million and $36.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

Future minimum lease payments under capital lease obligations were as follows for the years ended December 31:

Year	(Millions)
2017	$27.1
2018	18.3
2019	10.7
2020	0.6
2021	0.4
Thereafter	0.7
Total future payments	57.8
Less: Amounts representing interest	3.5
Present value of minimum lease payments	$54.3

Interest Expense
Interest expense was as follows for the years ended December 31:

(Millions)	2016	2015	2014
Interest expense - long-term debt	$350.9	$442.0	$539.9
Interest expense - long-term lease obligations:
Telecommunications network assets	500.8	351.6	—
Real estate contributed to pension plan	5.8	6.7	2.8
Impact of interest rate swaps	11.0	20.5	29.0
Interest on capital leases and other	2.8	2.8	3.8
Less capitalized interest expense	(10.7)	(10.4)	(3.7)
Total interest expense	$860.6	$813.2	$571.8

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. As of December 31, 2016, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of December 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Derivative Instruments:

Windstream Services enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, qualifies as and is effective as a hedge. Changes in fair value of the effective portions of cash flow hedges are recorded as a component of other comprehensive income(loss) in the current period. Any ineffective portion of the hedges is recognized in earnings in the current period.

Prior to September 21, 2016, Windstream Services was party to three pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. The swaps had a notional value of $675.0 million and were scheduled to mature on October 17, 2019. The average fixed interest rate paid was 3.604 percent and included a component which served to settle the liability existing on Windstream Services swaps at the time of the transaction. The variable rate received reset on the seventeenth day of each month to the one-month LIBOR. In transactions completed on September 21, 2016 and September 23, 2016, Windstream Services renegotiated its three existing swaps and reduced the average fixed interest rate it pays on the interest rate swaps from 3.604 percent to 2.984 percent, effective October 17, 2016, and extended the maturity of swaps to October 17, 2021. The variable interest rate on the swaps continues to be based on one-month LIBOR and resets on the seventeenth day of each month. On September 21, 2016, Windstream Services also entered into an additional pay fixed, receive variable interest rate swap agreement with a bank counterparty with a notional value of $200.0 million, fixed interest rate paid of 1.1275 percent and a maturity date of October 17, 2021. Similar to Windstream Services’ other swaps, the variable rate received on the new swap is the one-month LIBOR and resets on the seventeenth day of each month. Windstream Services has designated each of its four swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its senior secured credit facility due to changes in the LIBOR benchmark interest rate.

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

As a result of refinancing transactions completed in 2013, April 2015 and September 2016, Windstream Services de-designated certain interest rate swaps and froze the accumulated net gains and losses in accumulated other comprehensive income (loss) related to those swaps. The frozen balance is amortized from accumulated other comprehensive income (loss) to interest expense over the remaining life of the original swaps.

All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	2016	2015
Designated portion, measured at fair value
Other assets	$6.3	$—
Other current liabilities	$13.4	$18.3
Other non-current liabilities	$21.9	$33.4
Accumulated other comprehensive income (loss)	$22.3	$(0.9)
De-designated portion, unamortized value
Accumulated other comprehensive loss	$(10.7)	$(0.2)
Weighted average fixed rate paid	1.82%	2.99%
Variable rate received	0.74%	0.35%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other (expense) income, net in our consolidated statements of operations. Ineffectiveness recognized on the cash flow hedges was $1.4 million, $(3.7) million and $(0.3) million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Derivative Instruments, Continued:

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of December 31, 2016. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

Windstream Services expects to recognize losses of $4.9 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for the three remaining interest swap agreements at December 31, 2016. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in the value of these derivative instruments were as follows for the years ended December 31:

(Millions)	2016	2015	2014
Changes in fair value of effective portion, net of tax (a)	$4.9	$(5.4)	$(14.3)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$2.9	$7.1	$9.8

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $37.3 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At December 31, 2016, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following tables present the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2016 and 2015. As of December 31, 2015, all swap agreements with counterparties were in a liability position and, accordingly, there were no assets to be recognized in the accompanying consolidated balance sheets as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Derivative Instruments, Continued:

Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2016:
Interest rate swaps	$6.3	$6.3	$—	$—	$6.3

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2016:
Interest rate swaps	$35.3	$35.3	$—	$—	$35.3

December 31, 2015:
Interest rate swaps	$51.7	$51.7	$—	$—	$51.7
8. Fair Value Measurements:
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
Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2016 requiring these non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, investment in CS&L common stock, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, investment in CS&L common stock, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of December 31, 2016 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Fair Value Measurements, Continued:

The fair values of cash equivalents, investment in CS&L common stock, interest rate swaps and long-term debt were determined using the following inputs at December 31:

(Millions)	2016	2015
Recorded at Fair Value in the Financial Statements:
Investment in CS&L common stock - Level 1	$—	$549.2
Derivatives:
Interest rate swap assets - Level 2	$6.3	$—
Interest rate swap liabilities - Level 2	$35.3	$51.7
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$4,884.4	$4,452.7

(a)
Recognized at carrying value of $4,914.6 million and $5,233.3 million in long-term debt, including current maturities, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively.

The fair value of CS&L common stock was based on the quoted market price of the shares on the last day of the reporting period. The CS&L common stock trades on NASDAQ.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2016 and 2015, the fair values of the interest rate swaps were reduced by $1.7 million and $2.9 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no other transfers within the fair value hierarchy during the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits:

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

The components of pension benefit expense (including provision for executive retirement agreements) and postretirement benefits income were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2016	2015	2014	2016	2015	2014
Benefits earned during the year	$8.7	$9.5	$8.2	$—	$—	$—
Interest cost on benefit obligation	53.2	53.2	58.9	1.3	1.3	1.3
Net actuarial loss	60.7	8.7	128.6	—	—	—
Amortization of net actuarial loss	—	—	—	0.2	1.0	0.1
Amortization of prior service credit	(0.3)	(0.1)	(0.1)	(0.8)	(3.8)	(5.8)
Plan curtailments and settlements	0.1	—	—	(5.5)	(18.0)	(11.5)
Expected return on plan assets	(63.3)	(70.1)	(67.3)	—	—	—
Net periodic benefit expense (income)	$59.1	$1.2	$128.3	$(4.8)	$(19.5)	$(15.9)

During October 2016, Windstream Services settled $138.5 million of its pension benefit obligations by irrevocably transferring the retiree pension liabilities to an insurance company through the purchase of group annuity contracts. The purchase of the annuity contracts was funded with pension plan assets. In connection with the settlement, Windstream Services re-measured its pension benefit obligations as of the settlement date. In accordance with our accounting policy, we immediately recognize as net periodic benefit expense any actuarial gains or losses arising due to changes in actuarial assumptions at year-end or whenever an interim re-measurement is required. As a result, Windstream Services recognized a pre-tax actuarial loss of $68.2 million in the fourth quarter of 2016. The actuarial loss primarily resulted from a reduction in the discount rate used to measure the pension benefit obligations from 4.55 percent at January 1, 2016 to 3.80 percent as of the settlement date. The actuarial loss from the settlement was partially offset by a pre-tax actuarial gain due to the annual year-end measurement of our pension benefit obligations and reflected the effects of an increase in the discount rate from 3.80 percent to 4.19 percent at December 31, 2016.

During 2016, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective March 14, 2016. As a result, we remeasured the plan and recognized curtailment gains totaling $5.5 million, of which $4.5 million was recognized in cost of services and $1.0 million was recognized in selling, general and administrative expenses, with the offsetting effect recorded as a reduction in accumulated other comprehensive loss.

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
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans (including executive retirement agreements) were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2016	2015	2016	2015
Fair value of plan assets at beginning of year	$966.6	$1,042.0	$0.4	$0.3
Actual return on plan assets	46.5	(1.6)	—	—
Employer contributions	2.2	0.9	2.5	2.5
Participant contributions	—	—	3.6	4.3
Benefits paid (a)	(68.7)	(74.7)	(6.1)	(6.7)
Settlements	(147.2)	—	—	—
Fair value of plan assets at end of year	$799.4	$966.6	$0.4	$0.4
Projected benefit obligation at beginning of year	$1,255.5	$1,331.8	$29.0	$30.6
Interest cost on projected benefit obligations	53.2	53.2	1.3	1.3
Service costs	8.7	9.5	—	—
Participant contributions	—	—	3.6	4.3
Plan amendments	—	(1.4)	—	(0.4)
Actuarial loss (gain)	43.8	(62.9)	0.2	(0.1)
Benefits paid (a)	(68.7)	(74.7)	(6.1)	(6.7)
Settlements	(147.1)	—	—	—
Projected benefit obligation at end of year	$1,145.4	$1,255.5	$28.0	$29.0
Plan assets less than projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(27.9)	$(1.9)	$(1.9)	$(2.1)
Noncurrent liabilities	(318.1)	(287.0)	(25.7)	(26.5)
Funded status recognized in the consolidated balance sheets	$(346.0)	$(288.9)	$(27.6)	$(28.6)
Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial loss	$—	$—	$(4.7)	$(4.7)
Prior service credits	1.5	1.8	1.5	7.8
Net amount recognized in accumulated other comprehensive income (loss)	$1.5	$1.8	$(3.2)	$3.1

(a)	Pension benefits paid from Windstream’s assets totaled $0.9 million in both 2016 and 2015. All postretirement benefits in both years were paid from Windstream’s assets in both years.

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit expense (income) in 2017, including executive retirement agreements, are as follows:

(Millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss	$—	$0.2
Prior service credits	$(0.4)	$(0.4)

The accumulated benefit obligation of our pension plan and executive retirement agreements, was $1,105.5 million, $1,236.9 million and $1,309.7 million at December 31, 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

Assumptions – Actuarial assumptions used to calculate pension and postretirement benefits expense (income) were as follows for the years ended December 31:

	Pension Benefits (a)			Postretirement Benefits
(Millions)	2016	2015	2014	2016	2015	2014
Discount rate	4.40%	4.14%	5.01%	4.67%	4.21%	4.76%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	2.00%	—%	—%	—%

(a)
As a result of the remeasurement of our pension benefit obligation due to the purchase of annuities as previously discussed, key assumptions including the discount rate were updated as of the remeasurement date.

Actuarial assumptions used to calculate the projected benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Discount rate	4.19%	4.55%	4.26%	4.67%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	—%	—%

In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 29.0 percent to equities, 56.0 percent to fixed income securities, and 15.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2016	2015
Healthcare cost trend rate assumed for next year	6.75%	7.00%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2024	2024

For the year ended December 31, 2016, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.1 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.1 million. As of December 31, 2016, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $2.4 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $2.0 million.

Plan Assets – Our pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation for our pension plan by asset category was as follows for the years ended December 31:

	Target Allocation	Percentage of Plan Assets
Asset Category	2017	2016	2015
Equity securities	22.5% - 34.5%	27.8%	23.3%
Fixed income securities	41.3% - 68.3%	54.3%	53.4%
Alternative investments	10.2% - 20.2%	16.5%	21.8%
Money market and other short-term interest bearing securities	0.0% - 2.5%	1.4%	1.5%
		100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

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

Equity securities include stocks of both large and small capitalization domestic and international companies. Equity securities are expected to provide both diversification and long-term real asset growth. Domestic equities may include modest holdings of non-U.S. equities, purchased by domestic equity managers as long as they are traded in the U.S and denominated in U.S. dollars and both active and passive (index) investment strategies. International equities provide a broad exposure to return opportunities and investment characteristics associated with the world equity markets outside the U.S. The pension plan’s equity holdings are diversified by investment style, market capitalization, market or region, and economic sector. The pension plan is permitted to make investments in our common stock.

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

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2016:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market fund (a)	$54.6	$—	$54.6	$—
Common collective trust funds (b)	183.2	—	183.2	—
Government and agency securities (c)	224.8	—	224.8	—
Corporate bonds and asset backed securities (c)	30.5	—	30.5	—
Common and preferred stocks - domestic (c)	31.3	31.3	—	—
Common and preferred stocks - international (c)	22.5	22.5	—	—
Mutual fund (c)	49.1	49.1	—	—
Real estate LLCs (d)	78.4	—	—	78.4
Derivative financial instruments (e)	8.9	—	8.9	—
Other investments (f)	1.3	0.5	—	0.8
Investments included in fair value hierarchy	684.6	$103.4	$502.0	$79.2
Other investments measured at NAV:
Hedge and pooled funds (g)	84.2
Real estate and private equity funds (h)	34.3
Total investments	803.1
Dividends and interest receivable	7.2
Pending trades and other liabilities	(10.9)
Total plan assets	$799.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2015:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market fund (a)	$70.1	$—	$70.1	$—
Common collective trust funds (b)	235.5	—	235.5	—
Government and agency securities (c)	281.5	—	281.5	—
Corporate bonds and asset backed securities (c)	30.9	—	30.9	—
Common and preferred stocks - domestic (c)	40.0	39.9	—	0.1
Common and preferred stocks - international (c)	23.1	23.1	—	—
Mutual fund (c)	61.0	61.0	—	—
Real estate LLCs (d)	76.6	—	—	76.6
Derivative financial instruments (e)	19.0	—	19.0	—
Other investments (f)	1.9	0.8	—	1.1
Investments included in fair value hierarchy	839.6	$124.8	$637.0	$77.8
Other investments measured at NAV:
Hedge and pooled funds (g)	81.9
Real estate and private equity funds (h)	69.0
Total investments	990.5
Dividends and interest receivable	5.2
Pending trades and other liabilities	(29.1)
Total plan assets	$966.6

(a)
Money market fund is valued based on the fair value of the underlying assets held as determined by the fund manager on the last business day of the year. The underlying assets are mostly comprised of certificates of deposit, time deposits and commercial paper valued at amortized cost.

(b)
Units in common collective trust funds are valued by reference to the funds' underlying assets and are based on the net asset value as reported by the fund manager on the last business day of the year. The underlying assets are mostly comprised of publicly traded equity securities and fixed income securities. These securities are valued at the official closing price of, or the last reported sale prices as of the close of business or, in the absence of any sales, at the latest available bid price.

(c)
Government and agency securities, corporate bonds and asset backed securities, common and preferred stocks, and mutual funds traded in active markets on securities exchanges are valued at their quoted market price on the last day of the year. Securities traded in markets that are not considered active are valued based on quoted market prices, broker or dealer quotes or alternative pricing sources with reasonable levels of price transparency.

(d)
This category consists of real estate properties contributed by Windstream to limited liability companies ("LLCs") wholly- owned by the pension plan. The fair value of these properties is based on independent appraisals. (See also Note 6.)

(e)
Derivative financial instruments consist primarily of swaps and are valued at fair value based on models that reflect the contractual terms of the instruments. Inputs include primarily observable market information, such as swap curves, benchmark yields, rating updates and interdealer broker quotes at the end of the year.

(f)
Other investments consist of a guaranteed annuity contract and investments in foreign currency. The guaranteed annuity contract is reported at contract value which approximates fair value and is based on the value of the underlying contracts as determined by the insurance company. Investments in foreign currency are valued at their quoted market price on the last day of the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

(g)
For both 2016 and 2015, the hedge funds of funds consist of two funds that hold a portfolio of other investment funds instead of directly investing in specific securities, commodities or other financial instruments. The funds are valued based on the net asset value of the fund determined by the fund manager on the last business day of the year. The net asset value is derived from the fair value of each underlying fund comprising the hedge funds of funds. There are two pooled investment funds in 2016 and one in 2015. For 2016, one fund holds a portfolio of other investment funds and does not invest directly in specific securities or financial instruments, while the other fund primarily invests in common stocks of international entities. The pooled investment fund in 2015 primarily invested in the commodities markets through futures and forward contracts and other commodity-related or commodity-linked financial instruments. The pooled investment funds are valued based on the net asset value of the fund as determined by the fund manager on the last business day of the year, and is derived from the fair value of each underlying investment held by the pooled fund. These investments have not been classified within the fair value hierarchy in accordance with ASU 2015-07.

(h)
The real estate fund is valued based on the net asset value of the fund on the last business day of the year. The net asset value is derived from the fair value of the underlying net assets of the fund. Private equity funds consist of investments in limited partnerships and are valued based on the pension plan's capital account balance at year end as reported in the audited financial statements of the partnership. These investments have not been classified within the fair value hierarchy in accordance with ASU 2015-07.

The following is a reconciliation of the beginning and ending balances of pension plan assets that are measured at fair value using significant unobservable inputs:

(Millions)	Domestic equities	Real estate LLCs	Guaranteed annuity contract	Total
Balance at December 31, 2014	$0.1	$81.8	$1.4	$83.3
Gains related to plan assets sold during the year	—	0.2	—	0.2
Gains on plan assets still held at year-end	—	2.7	0.1	2.8
Purchases and sales, net	—	(8.1)	(0.4)	(8.5)
Transfers in and/or out of level 3	—	—	—	—
Balance at December 31, 2015	0.1	76.6	1.1	77.8
Gains related to plan assets sold during the year	—	—	—	—
(Loss) gains on plan assets still held at year-end	(0.1)	1.8	0.1	1.8
Purchases and sales, net	—	—	(0.4)	(0.4)
Transfers in and/or out of level 3	—	—	—	—
Balance at December 31, 2016	$—	$78.4	$0.8	$79.2

Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period. There were no transfers in or out of levels 1, 2, or 3 for the years ended December 31, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

Estimated Future Employer Contributions and Benefit Payments – Estimated future employer contributions, benefit payments, including executive retirement agreements, are as follows as of December 31, 2016:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2017	$27.9	$1.9
Expected benefit payments:
2017	$71.7	$1.9
2018	70.3	1.8
2019	71.9	1.7
2020	72.9	1.5
2021	75.0	1.5
2022-2026	368.1	7.4

The 2017 expected employer contribution for pension benefits consists of $27.0 million to the qualified pension plan to meet our 2017 funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. We intend to fund these contributions using cash, our common stock or a combination thereof.

Employee Savings Plan – We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. Excluding amounts capitalized, we recorded expense of $21.1 million, $19.3 million and $18.3 million in 2016, 2015 and 2014, respectively, related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative in our consolidated statements of operations. Expense related to our annual matching contribution expected to be made in Windstream stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. During 2016, we contributed 3.2 million shares of our common stock with a value of $24.0 million to the plan for the 2015 annual matching contribution. During both 2015 and 2014, we contributed 2.7 million shares of our common stock to the plan for the 2014 and 2013 annual matching contribution. At the time of these contributions, the shares had a value of approximately $21.6 million in both years as determined by the plan trustee.

10. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of December 31, 2016, the Incentive Plan had remaining capacity of 6.1 million awards. As of December 31, 2016, we had additional remaining capacity of 0.3 million awards under a similar equity incentive plan assumed in a prior acquisition.

Restricted Stock and Restricted Stock Units - Our Board of Directors approves grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to these employee and director groups as a key component of their annual incentive compensation plan and one-time grants may include time-based and performance-based awards. Time-based awards granted to employees vest over a service period of two or three years. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor’s 500 Stock Index, over a three-year period.

The 2016 annual and three-year operating targets for these performance based restricted stock units were approved by the Board of Directors in February 2016. For performance-based restricted stock units granted in 2015 the operating targets for the first vesting period were approved by the Board of Directors in May 2015. For the performance-based restricted stock granted in 2014, the operating targets for the first two vesting periods were approved by the Board of Directors in March 2014 and February 2015. For the 2016 and 2015 measurement period, each of the operating targets were met by the end of their respective measurement periods. The operating targets for the 2014 measurement period were not met and these awards were forfeited. For equity awards that contain only service conditions for vesting, we calculate the fair value of the award based on Windstream Holdings’ closing price on the grant date determined in accordance with the applicable authoritative guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Share-Based Compensation Plans, Continued:

The vesting periods and grant date fair value for restricted stock and restricted stock units issued were as follows for the years ended December 31:

(Number of shares in thousands)	2016	2015	2014
Restricted stock:
Vest ratably over a three-year service period	1,380.9	2,739.2	488.2
Vest ratably over a two-year service period	—	—	3.1
Vest variably over a three-year service period	—	62.6	41.2
Vest one year from date of grant, service based - granted to non-employee directors	198.0	73.7	20.2
Vest two years from date of grant, service based	53.2	6.9	—
Vest three years from date of grant, service based	53.6	381.1	31.6
Total granted	1,685.7	3,263.5	584.3
Grant date fair value (Dollars in millions)	$9.9	$35.0	$29.7
Restricted stock units:
Vest contingently at the end of the respective performance period	1,380.0	283.4	196.1
Grant date fair value (Dollars in millions)	$7.9	$2.9	$7.1

Restricted stock activity for the year ended December 31, 2016 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2015	3,252.4	$15.36
Granted	1,685.7	$5.90
Vested	(1,135.5)	$17.96
Forfeited	(518.8)	$11.16
Non-vested at December 31, 2016	3,283.8	$10.27

Restricted stock unit activity for the year ended December 31, 2016 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2015	113.7	$21.67
Granted	1,380.0	$5.34
Vested	(113.7)	$21.67
Forfeited	(173.7)	$6.07
Non-vested at December 31, 2016	1,206.3	$5.64

At December 31, 2016, unrecognized compensation expense totaled $20.6 million and is expected to be recognized over the weighted average vesting period of 1.6 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. The total fair value of shares vested was $22.9 million, $23.9 million and $28.5 million during 2016, 2015 and 2014, respectively. Share-based compensation expense recognized for restricted stock and restricted stock units was $19.9 million, $25.0 million and $22.0 million for 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Share-Based Compensation Plans, Continued:

Stock Options - At December 31, 2016, we had approximately 0.3 million of vested stock option awards outstanding, all of which had been issued in conjunction with past acquisitions as replacement awards to former employees of the acquired companies. Substantially all of these options have exercise prices that are significantly higher than the current market price of our common stock and therefore are not likely to be exercised during the next twelve months.  No other stock options have been granted by us during the three-year period ended December 31, 2016. At December 31, 2016, 2015 and 2014, there was no unrecognized share-based compensation expense related to stock options granted. In 2014, compensation expense related to stock options was $0.1 million.

In addition to including amounts related to restricted stock and restricted units, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to certain management incentive compensation plans and the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream Holdings common stock. Except for 2015 and the second and third quarters of 2014, payments made under the applicable management incentive compensation plans had been in the form of cash. A summary of share-based compensation expense was as follows for the years ended December 31:

(Millions)	2016	2015	2014
Restricted stock and restricted units and stock options	$19.9	$25.0	$22.1
Employee savings plan (See Note 9)	21.1	19.3	18.3
Management incentive compensation plans	0.6	11.0	1.4
Share-based compensation expense	$41.6	$55.3	$41.8

11. Merger, Integration and Other Costs and Restructuring Charges:

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal and broker fees; severance and related costs; IT and network conversion; rebranding; and consulting fees. During 2015, we also incurred investment banking fees, legal, accounting and other consulting fees related to the REIT spin-off and the sale of a portion of our data center business. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. We will complete this project in 2017. Costs related to the network optimization project and our pending merger with EarthLink Holdings Corp. (“EarthLink”), as further discussed in Note 18, account for the merger, integration and other costs incurred in 2016. In connection with the PAETEC acquisition, we incurred lease termination costs related to the exit from an office facility obtained in the acquisition. During the fourth quarter of 2016, we renegotiated the terms of the lease resulting in the elimination of any future rental payments due under the original lease agreement. As a result, we recorded a $2.0 million reduction in the liability associated with this lease.

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

During 2016 and 2015, restructuring charges primarily consisted of severance and other employee-related costs totaling $18.7 million and $15.6 million, respectively, related to the completion of several small workforce reductions. Additionally, we incurred charges of $3.1 million in 2015 related to a special shareholder meeting held on February 20, 2015 to approve the one-for-six reverse stock split and the conversion of Windstream Corporation to Windstream Services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Merger, Integration and Other Costs and Restructuring Charges, Continued:

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

The following is a summary of the merger, integration and other costs and restructuring charges recorded for the years ended December 31:

(Millions)	2016	2015	2014
Merger, integration and other costs:
Information technology conversion costs	$0.3	$7.5	$20.8
Costs related to REIT spin-off (See Note 3)	—	65.1	15.5
Costs related to sale of data center business	0.9	10.3	—
Costs related to pending merger with EarthLink	2.7	—	—
Network optimization and contract termination costs	11.9	5.9	—
Consulting and other costs	—	6.2	4.1
Reversal of lease termination costs	(2.0)	—	—
Total merger, integration and other costs	13.8	95.0	40.4
Restructuring charges	20.3	20.7	35.9
Total merger, integration and other costs and restructuring charges	$34.1	$115.7	$76.3

After giving consideration to tax benefits on deductible items, the effect of merger, integration and other costs and restructuring charges decreased net income $21.0 million, $71.2 million and $46.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following is a summary of the activity related to the liabilities associated with our merger, integration and other costs and restructuring charges at December 31:

(Millions)	2016	2015
Balance, beginning of period	$5.1	$11.2
Merger, integration and other costs and restructuring charges	36.1	115.7
Reversal of accrued lease termination costs	(2.0)	—
Cash outlays during the period	(33.4)	(121.8)
Balance, end of period	$5.8	$5.1

As of December 31, 2016, unpaid merger, integration and other costs and restructuring liabilities consisted of $4.3 million associated with the restructuring initiatives and $1.5 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows. During 2016, cash outlays were $14.8 million related to merger, integration and other activities and $18.6 million for restructuring initiatives.

12. Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) balances, net of tax, were as follows for the years ended December 31:

(Millions)	2016	2015	2014
Pension and postretirement plans	$(1.2)	$2.8	$14.5
Unrealized holding loss on available-for-sale securities	—	(286.5)	—
Unrealized holding gains (losses) on interest rate swaps
Designated portion	13.7	(0.6)	3.1
De-designated portion	(6.6)	(0.1)	(5.5)
Accumulated other comprehensive income (loss)	$5.9	$(284.4)	$12.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Accumulated Other Comprehensive Income (Loss), Continued:

Changes in accumulated other comprehensive income (loss) balances, net of tax, were as follows:

(Millions)	Unrealized Holding Loss on Available-for-Sale Securities	Net (Gains) Losses on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2015	$(286.5)	$(0.7)	$2.8	$(284.4)
Other comprehensive income (loss) before reclassifications	156.1	4.9	(0.1)	160.9
Amounts reclassified from other accumulated comprehensive income (loss) (a)	130.4	2.9	(3.9)	129.4
Balance at December 31, 2016	$—	$7.1	$(1.2)	$5.9

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive income (loss) were as follows for the years ended December 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Consolidated Statements of Operations
	2016	2015	2014
Available-for-sale securities:
Gain on disposal recognized in the period	$(51.5)	$—	$—		Net gain on disposal of investment in CS&L common stock
Other-than-temporary impairment recognized in the period	181.9	—	—		Other-than-temporary impairment loss on investment in CS&L common stock
	130.4	—	—		Net (loss) income
Losses on interest rate swaps:
Amortization of net unrealized losses on de-designated interest rate swaps	4.8	11.6	15.8		Interest expense
	4.8	11.6	15.8		(Loss) income before income taxes
	(1.9)	(4.5)	(6.0)		Income tax (benefit) expense
	2.9	7.1	9.8		Net (loss) income
Pension and postretirement plans:
Plan curtailment	(5.5)	(18.0)	(10.0)	(a)
Amortization of net actuarial loss	0.2	1.0	0.1	(a)
Amortization of prior service credits	(1.1)	(3.9)	(5.9)	(a)
	(6.4)	(20.9)	(15.8)		(Loss) income before income taxes
	2.5	8.0	6.1		Income tax (benefit) expense
	(3.9)	(12.9)	(9.7)		Net (loss) income
Total reclassifications for the period, net of tax	$129.4	$(5.8)	$0.1		Net (loss) income

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit expense (income) (See Note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes:

Income tax (benefit) expense was as follows for the years ended December 31:

(Millions)	2016	2015	2014
Current:
Federal	$(2.7)	$9.1	$0.8
State	1.0	23.2	(12.5)
	(1.7)	32.3	(11.7)
Deferred:
Federal	(130.2)	15.0	(18.3)
State	(8.1)	(31.3)	4.9
	(138.3)	(16.3)	(13.4)
Income tax (benefit) expense	$(140.0)	$16.0	$(25.1)

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

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	3.7	4.0	4.7
Adjust deferred taxes for state net operating loss carryforward	(0.6)	16.0	—
Transaction costs	(0.2)	18.7	(8.0)
Tax refunds	—	—	7.3
Valuation allowance	—	(48.4)	(15.4)
Income tax reserves	0.1	12.2	(0.4)
Research and development credit	0.8	(8.4)	12.1
Adjustment of deferred taxes for legal entity restructuring	—	6.8	—
Disallowed loss	(12.1)	—	(2.9)
Tax credits	—	(1.0)	2.2
Other items, net	—	2.0	4.3
Effective income tax rate	26.7%	36.9%	38.9%

In connection with the spin-off, we adjusted our deferred tax assets and liabilities, including our valuation allowance related to our federal and state net operating loss carryforwards, to reflect the transfer of the telecommunication network assets and consumer CLEC business to CS&L and the recognition of the long-term lease obligation related to the master lease with CS&L. For income tax purposes, the spin-off of the telecommunication network assets is treated as an operating lease. The disallowed loss in 2016 was attributable to the disposal of the CS&L common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes, Continued:

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2016	2015
Property, plant and equipment	$1,395.8	$1,472.8
Goodwill and other intangible assets	1,265.6	1,295.8
Operating loss and credit carryforward	(528.8)	(462.5)
Postretirement and other employee benefits	(142.4)	(120.1)
Unrealized holding loss and interest rate swaps	(0.2)	(5.2)
Deferred compensation	(4.0)	(4.9)
Bad debt	(19.4)	(25.1)
Long-term lease obligations	(1,932.7)	(1,993.7)
Deferred debt costs	8.9	(2.0)
Restricted stock	(9.4)	(9.7)
Other, net	(28.4)	(5.9)
	5.0	139.5
Valuation allowance	146.5	147.9
Deferred income taxes, net	$151.5	$287.4
Deferred tax assets	$(2,695.9)	$(2,670.6)
Deferred tax liabilities	2,847.4	2,958.0
Deferred income taxes, net	$151.5	$287.4

At December 31, 2016 and 2015, we had federal net operating loss carryforwards of approximately $1,094.2 million and $907.0 million, respectively, which expire in varying amounts from 2023 through 2036. The loss carryforwards at December 31, 2016 were primarily losses acquired in conjunction with our prior acquisitions including PAETEC. The 2016 increase is primarily associated with the amount generated for the year.

At December 31, 2016 and 2015, we had state net operating loss carryforwards of approximately $1,788.8 million and $1,802.4 million, respectively, which expire annually in varying amounts from 2017 through 2036. The loss carryforwards at December 31, 2016, were primarily losses acquired in conjunction with our prior acquisitions including PAETEC. Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to their expiration. On May 12, 2016, our shareholders ratified a shareholder rights plan, previously adopted by Windstream Holdings’ board of directors. This plan is designed to protect our net operating loss carryforwards from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carryforwards in the future. The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream common stock from the rights plan, if such acquisition would not limit or impair the availability of our net loss carryforwards.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of December 31, 2016 and 2015, we recorded valuation allowances of $140.3 million and $140.9 million, respectively, related to federal and state loss carryforwards which are expected to expire before they are utilized. The amount of federal tax credit carryforward at December 31, 2016 and 2015, was approximately $48.7 million and $46.1 million, respectively, which expire in varying amounts from 2031 through 2036. The amount of state tax credit carryforward at December 31, 2016 and 2015, was approximately $22.7 million and $24.4 million, respectively, which expire in varying amounts from 2017 through 2027. Due to the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from some of the state tax credit carryforwards will not be realized prior to their expiration. Therefore, as of December 31, 2016 and 2015, we recorded a valuation allowance of approximately $6.2 million and $7.0 million, net of federal benefit, respectively, to reduce our state deferred tax assets to amounts expected to be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes, Continued:

We account for uncertainty in taxes in accordance with authoritative guidance. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2016	2015	2014
Beginning balance	$10.1	$5.6	$4.6
Additions based on tax positions related to current year	0.7	5.0	2.3
Reductions for tax positions of prior years	(1.6)	(0.5)	(0.1)
Reduction as a result of a lapse of the applicable statute of limitations	—	—	(0.2)
Settlements	(0.4)	—	(1.0)
Ending balance	$8.8	$10.1	$5.6

We do not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $8.6 million, $9.9 million and $5.0 million (net of indirect benefits) for the years ended December 31, 2016, 2015 and 2014, respectively.

Included in the balance at December 31, 2014, are $0.6 million of gross tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. No such amounts existed at December 31, 2016 and 2015. Because of the impact of the deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. These unrecognized tax benefits are included in other long-term liabilities in the accompanying consolidated balance sheets for the years ended December 31, 2016 and 2015.

We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2013. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years. We have identified Arkansas, California, Florida, Georgia, Illinois, Iowa, Kentucky, Nebraska, New York, North Carolina, Pennsylvania, Texas and Virginia as “major” state taxing jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2016, 2015 and 2014, we recognized approximately $0.1 million each year in interest and penalties. Furthermore, we had approximately $0.1 million of interest and penalties accrued at each of December 31, 2016, 2015 and 2014.

14. Commitments and Contingencies:

Lease Commitments

Minimum rental commitments for all non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows as of December 31, 2016:

Year	(Millions)
2017	$108.8
2018	86.8
2019	72.4
2020	49.7
2021	38.2
Thereafter	123.4
Total	$479.3

Rental expense totaled $115.5 million, $128.0 million and $134.5 million in 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Commitments and Contingencies, Continued:

Litigation

On February 9, 2015, a putative stockholder filed a Shareholder Class Action Complaint in the Delaware Court of Chancery (the “Court”), captioned Doppelt v. Windstream Holdings, Inc., et al., C.A. No. 10629-VCN, against the Company and its Board of Directors.  This complaint was accompanied by a motion for a preliminary injunction seeking to enjoin the spin-off. The Court, ruling from the bench on February 19, 2015 - the day before a special meeting of stockholders was scheduled to vote on a reverse stock split and amended governing documents (the “Proposals”) - denied plaintiff’s motion for a preliminary injunction, reasoning that much of the information sought by plaintiff had been disclosed in public filings available on the United States Securities and Exchange Commission’s website, the Windstream Holdings’ Board of Directors was in no way conflicted, and while approval of the Proposals would facilitate the spin-off, approval was not necessary to effect the spin-off. On March 16, 2015, plaintiff, joined by a second putative Windstream stockholder, filed an Amended Shareholder Class Action Complaint alleging breaches of fiduciary duty by the Company and its Board concerning Windstream’s disclosures and seeking to rescind the spin-off and unspecified monetary damages. On February 5, 2016, the Court granted in part and denied in part defendants’ motion to dismiss the amended complaint. The Court dismissed Windstream, and plaintiffs’ demand to rescind the spin-off, but otherwise denied the motion. On or about January 27, 2017, the plaintiffs filed a motion seeking class certification, and Windstream has responded to the motion.

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

15. Segment Information:

Our business unit organizational structure is focused on our core customer relationships. Enterprise customers consist of those relationships that have the propensity now or in the future to generate at least $1,500 or more in monthly recurring revenue. Business customers not meeting this criterion are classified as small business.  Our small business customer base is further disaggregated between those customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. In classifying our business customers, we consider the maximum potential revenue to be generated from the customer relationship for both our existing customer base and any new customers in determining which business unit can best support the customer. Accordingly, over time, we may prospectively change the classification of a particular business customer between enterprise and small business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

•
Consumer and Small Business - ILEC - We manage as one business our residential and small business operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to customers include traditional local and long-distance voice services and high-speed Internet services, which are delivered primarily over network facilities operated by us. We offer consumer video services primarily through a relationship with Dish Network LLC and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a complete video entertainment offering in our Lincoln, Nebraska, Lexington, Kentucky, and Sugar Land, Texas markets.

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

•
Enterprise - Products and services offered by our enterprise operations include integrated voice and data services, which deliver voice and broadband services over a single Internet connection, multi-site networking services which provide a fast and private connection between business locations, as well as a variety of other data services, including cloud computing and collocation and managed services as an alternative to traditional information technology infrastructure.

•
Small Business - CLEC - Products and services offered to customers include integrated voice and data services, advanced data and traditional voice and long-distance services, as well as value added services including online backup, managed web design and web hosting, and various e-mail services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger, integration and other costs, restructuring charges, share-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain regulatory fees, cost of products sold to contractors, interconnection costs in consumer markets where we lease the connection to the customer premise and centrally-managed administrative functions, such as accounting and finance, information technology, engineering, network management, legal and human resources, are not assigned to our segments. Interest expense and net loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in CS&L common stock consisting of dividend income, net gain on disposal and other-than-temporary impairment loss, as well as other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

The following table summarizes our segment results for the years ended December 31:

(Millions)	2016	2015	2014
Consumer and Small Business - ILEC:
Revenues and sales	$1,579.7	$1,605.5	$1,644.4
Costs and expenses	680.7	671.0	696.9
Segment income	899.0	934.5	947.5
Wholesale:
Revenues	631.0	687.9	729.7
Costs and expenses	178.8	185.6	172.5
Segment income	452.2	502.3	557.2
Enterprise:
Revenues and sales	2,031.2	2,067.2	2,003.0
Costs and expenses	1,712.5	1,826.6	1,757.4
Segment income	318.7	240.6	245.6
Small Business - CLEC:
Revenues	483.8	559.0	658.3
Costs and expenses	328.7	378.2	408.7
Segment income	155.1	180.8	249.6
Total segment revenues and sales	4,725.7	4,919.6	5,035.4
Total segment costs and expenses	2,900.7	3,061.4	3,035.5
Total segment income	$1,825.0	$1,858.2	$1,999.9

The following table reconciles total segment revenue and sales to total consolidated revenue and sales for the years ended December 31:

(Millions)	2016	2015	2014
Total segment revenues and sales	$4,725.7	$4,919.6	$5,035.4
Regulatory and other operating revenues and sales	661.3	714.5	639.6
Revenue and sales related to disposed businesses	—	131.2	154.5
Total consolidated revenues and sales	$5,387.0	$5,765.3	$5,829.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

The following table reconciles segment income to consolidated net (loss) income for the years ended December 31:

(Millions)	2016	2015	2014
Total segment income	$1,825.0	$1,858.2	$1,999.9
Revenues and sales related to disposed businesses	—	131.2	154.5
Regulatory and other operating revenues and sales	661.3	714.5	639.6
Depreciation and amortization	(1,263.5)	(1,366.5)	(1,386.4)
Other unassigned operating expenses	(707.4)	(739.7)	(798.9)
Operating expenses related to disposed businesses	—	(88.3)	(101.6)
Dividend income on CS&L common stock	17.6	48.2	—
Other (expense) income, net	(1.2)	9.3	0.1
Net gain on disposal of investment in CS&L common stock	15.2	—	—
(Loss) gain on sale of data center business	(10.0)	326.1	—
Net loss on early extinguishment of debt	(18.0)	(36.4)	—
Other-than-temporary impairment loss on investment in CS&L common stock	(181.9)	—	—
Interest expense	(860.6)	(813.2)	(571.8)
Income tax (benefit) expense	140.0	(16.0)	25.1
Net (loss) income	$(383.5)	$27.4	$(39.5)

16. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Services, LLC
In connection with the issuance of the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023 and the 6.375 percent senior notes due August 1, 2023 (“the guaranteed notes”), certain of Windstream Services’ wholly owned subsidiaries (the “Guarantors”), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facility of Windstream Services. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Services. The remaining subsidiaries of Windstream Services (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Windstream Holdings is not a guarantor of any Windstream Services debt instruments.

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

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014, condensed consolidating and combined balance sheets as of December 31, 2016 and 2015, and condensed consolidating and combined statements of cash flows for the years ended December 31, 2016, 2015 and 2014 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,011.0	$4,304.9	$(36.0)	$5,279.9
Product sales	—	96.4	10.7	—	107.1
Total revenues and sales	—	1,107.4	4,315.6	(36.0)	5,387.0
Costs and expenses:
Cost of services	—	417.0	2,294.0	(33.2)	2,677.8
Cost of products sold	—	86.7	11.8	—	98.5
Selling, general and administrative	—	150.7	648.1	(2.8)	796.0
Depreciation and amortization	13.8	301.4	948.3	—	1,263.5
Merger, integration and other costs	—	—	13.8	—	13.8
Restructuring charges	—	2.9	17.4	—	20.3
Total costs and expenses	13.8	958.7	3,933.4	(36.0)	4,869.9
Operating (loss) income	(13.8)	148.7	382.2	—	517.1
Losses from consolidated subsidiaries	(65.1)	(65.7)	(15.1)	145.9	—
Dividend income on CS&L common stock	17.6	—	—	—	17.6
Other income (expense), net	1.8	(0.8)	(2.2)	—	(1.2)
Net gain on disposal of investment in CS&L common stock	15.2	—	—	—	15.2
Loss on sale of data center business	—	—	(10.0)	—	(10.0)
Net loss on early extinguishment of debt	(18.0)	—	—	—	(18.0)
Other-than-temporary impairment loss on investment in CS&L common stock	(181.9)	—	—	—	(181.9)
Intercompany interest income (expense)	116.6	(44.6)	(72.0)	—	—
Interest expense	(355.1)	(149.5)	(356.0)	—	(860.6)
Loss before income taxes	(482.7)	(111.9)	(73.1)	145.9	(521.8)
Income tax benefit	(100.2)	(16.3)	(22.8)	—	(139.3)
Net loss	$(382.5)	$(95.6)	$(50.3)	$145.9	$(382.5)
Comprehensive loss	$(92.2)	$(95.6)	$(50.3)	$145.9	$(92.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,163.2	$4,461.0	$(25.6)	$5,598.6
Product sales	—	145.3	21.4	—	166.7
Total revenues and sales	—	1,308.5	4,482.4	(25.6)	5,765.3
Costs and expenses:
Cost of services	—	493.6	2,290.6	(22.2)	2,762.0
Cost of products sold	—	125.0	20.2	—	145.2
Selling, general and administrative	—	186.8	681.1	(3.4)	864.5
Depreciation and amortization	18.3	334.5	1,013.7	—	1,366.5
Merger, integration and other costs	—	—	95.0	—	95.0
Restructuring charges	—	9.4	11.3	—	20.7
Total costs and expenses	18.3	1,149.3	4,111.9	(25.6)	5,253.9
Operating (loss) income	(18.3)	159.2	370.5	—	511.4
Earnings (losses) from consolidated subsidiaries	239.6	(149.9)	(7.8)	(81.9)	—
Dividend income on CS&L common stock	48.2	—	—	—	48.2
Other (expenses) income, net	(2.5)	0.8	11.0	—	9.3
Gain on sale of data center business	—	—	326.1	—	326.1
Net loss on early extinguishment of debt	(30.7)	(5.3)	(0.4)	—	(36.4)
Intercompany interest income (expense)	115.9	(46.5)	(69.4)	—	—
Interest expense	(440.1)	(122.0)	(251.1)	—	(813.2)
(Loss) income before income taxes	(87.9)	(163.7)	378.9	(81.9)	45.4
Income tax (benefit) expense	(116.5)	(15.8)	149.1	—	16.8
Net income (loss)	$28.6	$(147.9)	$229.8	$(81.9)	$28.6
Comprehensive (loss) income	$(267.9)	$(147.9)	$229.8	$(81.9)	$(267.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,178.5	$4,494.1	$(25.0)	$5,647.6
Product sales	—	154.7	27.2	—	181.9
Total revenues and sales	—	1,333.2	4,521.3	(25.0)	5,829.5
Costs and expenses:
Cost of services	—	517.7	2,276.3	(20.7)	2,773.3
Cost of products sold	—	131.2	25.4	—	156.6
Selling, general and administrative	—	166.8	765.0	(4.3)	927.5
Depreciation and amortization	21.9	337.7	1,026.8	—	1,386.4
Merger, integration and other costs	—	—	40.4	—	40.4
Restructuring charges	—	8.1	27.8	—	35.9
Total costs and expenses	21.9	1,161.5	4,161.7	(25.0)	5,320.1
Operating (loss) income	(21.9)	171.7	359.6	—	509.4
Earnings (losses) from consolidated subsidiaries	217.3	(210.3)	4.0	(11.0)	—
Other (expense) income, net	(0.2)	162.9	(162.6)	—	0.1
Intercompany interest income (expense)	127.2	(53.7)	(73.5)	—	—
Interest expense	(523.9)	(44.8)	(3.1)	—	(571.8)
(Loss) income before income taxes	(201.5)	25.8	124.4	(11.0)	(62.3)
Income tax (benefit) expense	(163.4)	100.0	39.2	—	(24.2)
Net (loss) income	$(38.1)	$(74.2)	$85.2	$(11.0)	$(38.1)
Comprehensive (loss) income	$(54.5)	$(74.2)	$85.2	$(11.0)	$(54.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$2.2	$56.9	$—	$59.1
Accounts receivable, net	—	178.9	439.7	—	618.6
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	531.9	2,106.8	(2,638.7)	—
Inventories	—	65.9	11.6	—	77.5
Prepaid expenses and other	10.1	36.5	65.1	—	111.7
Total current assets	10.1	820.2	2,680.1	(2,643.5)	866.9
Investments in consolidated subsidiaries	6,081.8	297.7	231.4	(6,610.9)	—
Notes receivable - affiliate	—	310.5	—	(310.5)	—
Goodwill	1,636.7	1,364.4	1,212.5	—	4,213.6
Other intangibles, net	515.2	258.8	546.5	—	1,320.5
Net property, plant and equipment	6.9	1,234.3	4,042.3	—	5,283.5
Deferred income taxes	—	320.2	102.5	(422.7)	—
Other assets	19.5	16.0	50.0	—	85.5
Total Assets	$8,270.2	$4,622.1	$8,865.3	$(9,987.6)	$11,770.0
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$14.9	$—	$—	$—	$14.9
Current portion of long-term lease obligations	—	49.5	119.2	—	168.7
Accounts payable	—	101.5	288.7	—	390.2
Affiliates payable, net	2,653.7	—	—	(2,638.7)	15.0
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	40.9	137.2	—	178.1
Accrued taxes	—	21.3	56.7	—	78.0
Accrued interest	55.4	1.8	0.9	—	58.1
Other current liabilities	17.9	69.9	263.8	—	351.6
Total current liabilities	2,741.9	284.9	871.3	(2,643.5)	1,254.6
Long-term debt	4,749.2	99.5	—	—	4,848.7
Long-term lease obligations	—	1,405.3	3,426.6	—	4,831.9
Notes payable - affiliate	—	—	310.5	(310.5)	—
Deferred income taxes	574.2	—	—	(422.7)	151.5
Other liabilities	34.9	53.2	425.2	—	513.3
Total liabilities	8,100.2	1,842.9	5,033.6	(3,376.7)	11,600.0
Commitments and Contingencies (See Note 14)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	556.1	3,143.3	825.3	(3,968.6)	556.1
Accumulated other comprehensive income (loss)	5.9	—	(1.2)	1.2	5.9
(Accumulated deficit) retained earnings	(392.0)	(403.5)	2,925.7	(2,522.2)	(392.0)
Total equity	170.0	2,779.2	3,831.7	(6,610.9)	170.0
Total Liabilities and Equity	$8,270.2	$4,622.1	$8,865.3	$(9,987.6)	$11,770.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operating Activities:
Net cash (used in) provided from operating activities	$(143.2)	$363.2	$705.4	$—	$925.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.6)	(177.6)	(811.6)	—	(989.8)
Proceeds from the sale of property	—	1.0	5.3	—	6.3
Other, net	(4.1)	—	(2.4)	—	(6.5)
Net cash used in investing activities	(4.7)	(176.6)	(808.7)	—	(990.0)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(88.5)	—	—	—	(88.5)
Repayments of debt and swaps	(3,263.7)	—	—	—	(3,263.7)
Proceeds of debt issuance	3,674.5	—	—	—	3,674.5
Debt issuance costs	(12.4)	—	—	—	(12.4)
Intercompany transactions, net	(155.0)	(142.5)	294.2	3.3	—
Payments under long-term lease obligations	—	(44.9)	(107.9)	—	(152.8)
Payments under capital lease obligations	—	(1.7)	(56.0)	—	(57.7)
Other, net	(7.0)	3.6	(3.6)	—	(7.0)
Net cash provided from (used in) financing activities	147.9	(185.5)	126.7	3.3	92.4
Increase in cash and cash equivalents	—	1.1	23.4	3.3	27.8
Cash and Cash Equivalents:
Beginning of period	—	1.1	33.5	(3.3)	31.3
End of period	$—	$2.2	$56.9	$—	$59.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operating Activities:
Net cash (used in) provided from operating activities	$(337.4)	$259.8	$1,105.4	$—	$1,027.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.0)	(187.2)	(867.1)	—	(1,055.3)
Changes in restricted cash	6.7	—	—	—	6.7
Grant funds received for broadband stimulus projects	23.5	—	—	—	23.5
Network expansion funded by Connect America Fund - Phase 1	—	(18.6)	(55.3)	—	(73.9)
Disposition of data center business	—	—	574.2	—	574.2
Other, net	(9.6)	0.1	12.3	—	2.8
Net cash provided from (used in) investing activities	19.6	(205.7)	(335.9)	—	(522.0)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(416.6)	—	—	—	(416.6)
Payment received from CS&L in spin-off	1,035.0	—	—	—	1,035.0
Funding received from CS&L for tenant capital improvements	—	19.6	23.5	—	43.1
Repayments of debt and swaps	(2,898.9)	(450.0)	(2.0)	—	(3,350.9)
Proceeds of debt issuance	2,335.0	—	—	—	2,335.0
Debt issuance costs	(4.3)	—	—	—	(4.3)
Intercompany transactions, net	277.1	409.8	(709.6)	22.7	—
Payments under long-term lease obligations	—	(35.6)	(67.0)	—	(102.6)
Payments under capital lease obligations	—	(4.2)	(27.3)	—	(31.5)
Other, net	(9.5)	3.6	(3.6)	—	(9.5)
Net cash provided from (used in) financing activities	317.8	(56.8)	(786.0)	22.7	(502.3)
Decrease in cash and cash equivalents	—	(2.7)	(16.5)	22.7	3.5
Cash and Cash Equivalents:
Beginning of period	—	3.8	50.0	(26.0)	27.8
End of period	$—	$1.1	$33.5	$(3.3)	$31.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2014
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operating Activities:
Net cash (used in) provided from operating activities	$(129.2)	$449.0	$1,148.9	$—	$1,468.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.8)	(117.2)	(667.5)	—	(786.5)
Broadband network expansion funded by stimulus grants	—	(0.3)	(13.0)	—	(13.3)
Changes in restricted cash	3.0	—	—	—	3.0
Grant funds received for broadband stimulus projects	33.2	—	—	—	33.2
Grant funds received from Connect America Fund - Phase 1	—	9.4	16.6	—	26.0
Network expansion funded by Connect America Fund - Phase 1	—	(1.3)	(11.5)	—	(12.8)
Acquisition of a business	(22.6)	—	—	—	(22.6)
Other, net	—	—	3.9	—	3.9
Net cash provided from (used in) investing activities	11.8	(109.4)	(671.5)	—	(769.1)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(603.6)	—	—	—	(603.6)
Repayments of debt and swaps	(1,394.4)	(0.9)	(0.1)	—	(1,395.4)
Proceeds of debt issuance	1,315.0	—	—	—	1,315.0
Intercompany transactions, net	795.9	(341.0)	(428.9)	(26.0)	—
Payments under capital lease obligations	—	(0.6)	(26.2)	—	(26.8)
Other, net	(9.2)	3.6	(3.6)	—	(9.2)
Net cash provided from (used in) financing activities	103.7	(338.9)	(458.8)	(26.0)	(720.0)
Decrease (increase) in cash and cash equivalents	(13.7)	0.7	18.6	(26.0)	(20.4)
Cash and Cash Equivalents:
Beginning of period	13.7	3.1	31.4	—	48.2
End of period	$—	$3.8	$50.0	$(26.0)	$27.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

17. Quarterly Financial Information – (Unaudited):

	For the Year Ended December 31, 2016
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,387.0	$1,309.1	$1,344.9	$1,359.6	$1,373.4
Operating income	$515.4	$73.7	$129.4	$154.6	$157.7
Net (loss) income	$(383.5)	$(86.9)	$(66.2)	$1.5	$(231.9)
Basic and diluted (loss) earnings per share: (a)
Net (loss) income	($4.11)	($.94)	($.72)	$.01	($2.52)

(a)
Quarterly (loss) earnings per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters compared to the weighted-average common shares for the year.

 Significant items affecting our historical operating trends in the quarterly periods of 2016 were as follows:

•
As discussed in Note 9, we recognize actuarial gains and losses for pension benefits as a component of net periodic benefit expense (income) in the fourth quarter of each year, unless an earlier measurement date is required. Results of operations for the fourth quarter of 2016 include net pre-tax actuarial losses related to pension benefits of $60.7 million or an after-tax charge of $37.2 million, respectively.

•
Operating income in each of the first three quarters of 2016 was favorably impacted by decreases in depreciation and amortization expense when compared to the same periods a year ago. The decreases were primarily attributable to fully depreciating at the end of 2015 a large number of assets acquired in connection with acquisitions completed in 2010 and 2011 and the 2015 disposals of the data center, consumer CLEC and directory publishing operations.

•
Net (loss) income for the first and second quarters of 2016 was adversely impacted by additional interest expense of $126.9 million and $125.4 million, respectively, attributable to the long-term lease obligation under the master lease agreement with CS&L. This additional interest expense increased the net loss $77.9 million and $76.9 million in the first and second quarters of 2016, respectively. (See Note 6).

•	Net (loss) income for the first quarter of 2016 included an other-than-temporary impairment charge of $181.9 million related to our investment in CS&L. (See Note 5).

	For the Year Ended December 31, 2015
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,765.3	$1,427.0	$1,498.6	$1,421.1	$1,418.6
Operating income	$509.4	$131.7	$178.5	$79.3	$119.9
Net income (loss)	$27.4	$140.5	$(7.2)	$(111.2)	$5.3
Basic and diluted earnings (loss) per share: (a)
Net income (loss)	$.24	$1.41	($.08)	($1.13)	$.05

(a)
Quarterly earnings (loss) per share amounts may not add to full-year earnings per share amounts due to the difference in weighted-average common shares for the quarters compared to the weighted-average common shares for the year.

Significant items affecting our historical operating trends in the quarterly periods of 2015 were as follows:

•	As discussed in Note 2, we recognized a pre-tax gain of $326.1 million from the sale of our data center business in the fourth quarter of 2015. This gain increased net income by $199.7 million.

•	Results of operations for the fourth quarter of 2015 include pre-tax actuarial losses related to pension benefits of $8.7 million or an after-tax charge of $5.3 million.

•
Revenues and sales and operating income for the third quarter of 2015 were favorably impacted by $72.8 million of incremental CAF Phase II support received in August that was retroactive to January 1, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

17. Quarterly Financial Information – (Unaudited), Continued:

•
Net income (loss) for the second, third and fourth quarters of 2015 was adversely impacted by additional interest expense of $96.0 million, $128.2 million and $127.4 million, respectively, attributable to the long-term lease obligation under the master lease agreement with CS&L. This additional interest expense decreased net income $78.0 million in the fourth quarter of 2015 and increased the net loss $58.8 million and $78.5 million in the second and third quarters of 2015, respectively. (See Note 6).

•
Operating income for the second quarter of 2015 was adversely impacted by $54.5 million of transaction costs related to the REIT spin-off, including investment banker, legal and accounting fees. (See Note 11).

18. Subsequent Events:

On February 17, 2017, Windstream Services issued an aggregate principal amount of $580.0 million in borrowings under Tranche B7 of its senior secured credit facility, the proceeds of which were used to pay down amounts outstanding under Tranche B5, including accrued interest, and to pay related fees and expenses. The incremental Tranche B7 term loan matures on February 17, 2024 and was issued at a price of 99.5 percent of the principal amount of the loan. Interest rates applicable to the Tranche B7 term loan are, at Windstream Services’ option, equal to either a base rate plus a margin of 2.25 percent per annum or LIBOR plus a margin of 3.25 percent per annum. LIBOR for the Tranche B7 term loan shall at no time be less than 0.75 percent. The Tranche B7 term loan is subject to quarterly amortization payments in an aggregate amount equal to 0.25 percent of the initial principal amount of such term loans, with the remaining balance payable at maturity.

On February 27, 2017, Windstream Holdings completed its merger with Earthlink Holdings Corp. (“Earthlink”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2016,whereby EarthLink merged into Europa Merger Sub, Inc., an wholly-owned subsidiary of Windstream Services, LLC, and survived, and immediately following, merged with Europa Merger Sub, LLC, a wholly-owned subsidiary of Windstream Services, LLC, with Merger Sub surviving and changing its name to EarthLink Holdings, LLC (the “Merger”). Earthlink Holdings, LLC is a direct, wholly-owned subsidiary of Windstream Services and provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. As a result of the Merger, Windstream added approximately 700,000 customers and approximately 16,000 incremental route fiber miles. In the Merger, each share of EarthLink common stock was exchanged for .818 of Windstream Holdings common stock. In the aggregate, Windstream Holdings issued approximately 93 million shares of its common stock. Windstream also assumed approximately $435 million of EarthLink’s long-term debt, which Windstream refinanced, as further discussed below. The Merger was approved by stockholders of both Windstream Holdings and EarthLink on February 24, 2017. The transaction is valued at approximately $1.1 billion. The Merger qualifies as a tax-free reorganization for U.S. federal income tax purposes. Upon closing of the Merger, Windstream Holdings’ stockholders own approximately fifty-one percent (51%) and EarthLink stockholders own approximately forty-nine percent (49%) of the combined company. We will record the Merger with EarthLink using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of EarthLink's operations will be included in our consolidated results of operations beginning on the date of the Merger. We expect to complete the initial purchase price allocation during the first quarter of 2017.

On the date of closing, Windstream Services amended its existing senior secured credit agreement to provide for the issuance of an aggregate principal amount of $450.0 million in incremental borrowings under Tranche B6, the proceeds of which were used to repay amounts outstanding under EarthLink's credit facility and to deposit in trust funds for the redemption of EarthLink's outstanding 8.875 percent Senior Notes due 2019 and 7.375 percent Senior Secured Notes due 2020. The incremental loans were issued at a price of 99.0 percent of the principal amount of the loan. Interest on the incremental loans accrue at LIBOR plus a margin of 4.00 percent per annum, with LIBOR subject to a 0.75 percent floor. The incremental loans are subject to quarterly amortization in an aggregate amount of approximately 0.25 percent of the initial principal amount of the loans, with the remaining balance payable on March 29, 2021.  The incremental loans will be repayable at any time, subject to soft call protection for the first six months following incurrence.

In conjunction with voting for the approval of the Merger, Windstream shareholders also approved an amendment to our restated certificate of incorporation to increase the number of authorized shares of our common stock from 166.7 million to 375.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

18. Subsequent Events, Continued:

On February 27, 2017, Windstream Services entered into two new pay fixed, receive variable interest rate swap agreements with bank counterparties with a total notional value of $500.0 million and maturing on October 17, 2021. The fixed rate paid on the new swaps is 1.8812 percent and the variable rate received is the one-month LIBOR, subject to a floor of .75 percent, which resets on the seventeenth day of each month. Windstream Services has designated the two new swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its senior secured credit facility due to changes in the LIBOR benchmark interest rate.