Form 10-Q
period 2017-03-31
WINDSTREAM HOLDINGS, INC.
filed 2017-05-08
CIK 1282266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act:

Windstream Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

Windstream Services, LLC	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Windstream Holdings, Inc.	☐ YES ☐ NO
Windstream Services, LLC	☐ YES ☐ NO

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Windstream Holdings, Inc.	☐ YES ☒ NO
Windstream Services, LLC	☐ YES ☒ NO

As of May 4, 2017, 190,494,304 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

The Exhibit Index is located on page 81.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2017	2016
Revenues and sales:
Service revenues	$1,344.4	$1,340.6
Product sales	21.3	32.8
Total revenues and sales	1,365.7	1,373.4
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	682.4	668.8
Cost of products sold	20.8	28.9
Selling, general and administrative	213.3	203.8
Depreciation and amortization	338.5	304.8
Merger, integration and other costs	57.3	5.0
Restructuring charges	7.4	4.4
Total costs and expenses	1,319.7	1,215.7
Operating income	46.0	157.7
Dividend income on Uniti common stock	—	17.6
Other income (expense), net	0.7	(1.2)
Net loss on early extinguishment of debt	(3.2)	(35.4)
Other-than-temporary impairment loss on investment in Uniti common stock	—	(181.9)
Interest expense	(211.8)	(219.7)
Loss before income taxes	(168.3)	(262.9)
Income tax benefit	(57.0)	(31.0)
Net loss	$(111.3)	$(231.9)
Basic and diluted loss per share:
Net loss	($.89)	($2.52)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2017	2016
Net loss	$(111.3)	$(231.9)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain arising during the period	—	104.6
Other-than-temporary impairment loss recognized in the period	—	181.9
Change in available-for-sale securities	—	286.5
Interest rate swaps:
Unrealized gain (loss) on designated interest rate swaps	3.4	(8.3)
Amortization of net unrealized losses on de-designated interest rate swaps	1.5	1.2
Income tax (expense) benefit	(1.9)	2.7
Change in interest rate swaps	3.0	(4.4)
Postretirement and pension plans:
Plan curtailment	—	(5.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.1
Amortization of prior service credits	(0.2)	(0.5)
Income tax benefit	0.1	2.3
Change in postretirement and pension plans	(0.1)	(3.6)
Other comprehensive income	2.9	278.5
Comprehensive (loss) income	$(108.4)	$46.6

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$51.5	$59.1
Accounts receivable (less allowance for doubtful
accounts of $23.7 and $27.1, respectively)	654.8	618.6
Inventories	87.0	77.5
Prepaid expenses and other	169.8	111.7
Total current assets	963.1	866.9
Goodwill	4,690.2	4,213.6
Other intangibles, net	1,577.7	1,320.5
Net property, plant and equipment	5,575.6	5,283.5
Other assets	97.6	85.5
Total Assets	$12,904.2	$11,770.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$19.3	$14.9
Current portion of long-term lease obligations	172.9	168.7
Accounts payable	335.8	390.2
Advance payments and customer deposits	215.1	178.1
Accrued taxes	80.9	78.0
Accrued interest	96.0	58.1
Other current liabilities	381.0	366.6
Total current liabilities	1,301.0	1,254.6
Long-term debt	5,459.8	4,848.7
Long-term lease obligations	4,787.1	4,831.9
Deferred income taxes	98.2	151.5
Other liabilities	535.7	513.3
Total liabilities	12,181.8	11,600.0
Commitments and Contingencies (See Note 15)
Shareholders’ Equity:
Common stock, $.0001 par value, 375.0 shares authorized,
190.4 and 96.3 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,220.5	559.7
Accumulated other comprehensive income	8.8	5.9
Accumulated deficit	(506.9)	(395.6)
Total shareholders’ equity	722.4	170.0
Total Liabilities and Shareholders’ Equity	$12,904.2	$11,770.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2017	2016
Cash Flows from Operating Activities:
Net loss	$(111.3)	$(231.9)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	338.5	304.8
Provision for doubtful accounts	9.6	9.7
Share-based compensation expense	16.8	13.7
Deferred income taxes	(55.2)	(27.5)
Noncash portion of net loss on early extinguishment of debt	(15.1)	(7.4)
Other-than-temporary impairment loss on investment in Uniti common stock	—	181.9
Amortization of unrealized losses on de-designated interest rate swaps	1.5	1.2
Plan curtailment	—	(5.5)
Other, net	0.7	(15.3)
Changes in operating assets and liabilities, net
Accounts receivable	33.8	(2.0)
Prepaid income taxes	(5.6)	(5.8)
Prepaid expenses and other	(30.5)	(6.0)
Accounts payable	(61.5)	(100.2)
Accrued interest	29.9	39.8
Accrued taxes	(2.3)	(12.5)
Other current liabilities	(5.3)	4.2
Other liabilities	2.4	(10.0)
Other, net	(13.9)	(4.0)
Net cash provided from operating activities	132.5	127.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(243.4)	(263.8)
Proceeds from the sale of property	—	6.2
Cash acquired from EarthLink	5.0	—
Other, net	(2.5)	—
Net cash used in investing activities	(240.9)	(257.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(23.7)	(14.9)
Proceeds from issuance of stock	9.6	—
Repayments of debt and swaps	(1,133.4)	(985.3)
Proceeds of debt issuance	1,315.6	1,278.0
Debt issuance costs	(7.0)	(10.7)
Stock repurchases	—	(28.9)
Payments under long-term lease obligations	(40.6)	(36.8)
Payments under capital lease obligations	(8.7)	(19.8)
Other, net	(11.0)	(7.9)
Net cash provided from financing activities	100.8	173.7
(Decrease) increase in cash and cash equivalents	(7.6)	43.3
Cash and Cash Equivalents:
Beginning of period	59.1	31.3
End of period	$51.5	$74.6
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$168.9	$178.6
Income taxes (refunded) paid, net	$(0.2)	$6.5

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2016	$559.7	$5.9	$(395.6)	$170.0
Net loss	—	—	(111.3)	(111.3)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(0.1)	—	(0.1)
Amortization of unrealized losses on de-designated interest rate swaps	—	0.9	—	0.9
Change in designated interest rate swaps	—	2.1	—	2.1
Comprehensive income (loss)	—	2.9	(111.3)	(108.4)
Share-based compensation	10.7	—	—	10.7
Stock issued for pension contribution (See Note 7)	9.6	—	—	9.6
Stock issued to employee savings plan (See Note 7)	22.7	—	—	22.7
Stock issued in merger with EarthLink (See Note 2)	646.9	—	—	646.9
Taxes withheld on vested restricted stock and other	(8.8)	—	—	(8.8)
Dividends of $.15 per share declared to shareholders	(20.3)	—	—	(20.3)
Balance at March 31, 2017	$1,220.5	$8.8	$(506.9)	$722.4

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2017	2016
Revenues and sales:
Service revenues	$1,344.4	$1,340.6
Product sales	21.3	32.8
Total revenues and sales	1,365.7	1,373.4
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	682.4	668.8
Cost of products sold	20.8	28.9
Selling, general and administrative	213.0	203.3
Depreciation and amortization	338.5	304.8
Merger, integration and other costs	57.3	5.0
Restructuring charges	7.4	4.4
Total costs and expenses	1,319.4	1,215.2
Operating income	46.3	158.2
Dividend income on Uniti common stock	—	17.6
Other income (expense), net	0.7	(1.2)
Net loss on early extinguishment of debt	(3.2)	(35.4)
Other-than-temporary impairment loss on investment in Uniti common stock	—	(181.9)
Interest expense	(211.8)	(219.7)
Loss before income taxes	(168.0)	(262.4)
Income tax benefit	(56.9)	(30.8)
Net loss	$(111.1)	$(231.6)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2017	2016
Net loss	$(111.1)	$(231.6)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain arising during the period	—	104.6
Other-than-temporary impairment loss recognized in the period	—	181.9
Change in available-for-sale securities	—	286.5
Interest rate swaps:
Unrealized gain (loss) on designated interest rate swaps	3.4	(8.3)
Amortization of net unrealized losses on de-designated interest rate swaps	1.5	1.2
Income tax (expense) benefit	(1.9)	2.7
Change in interest rate swaps	3.0	(4.4)
Postretirement and pension plans:
Plan curtailment	—	(5.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.1
Amortization of prior service credits	(0.2)	(0.5)
Income tax benefit	0.1	2.3
Change in postretirement and pension plans	(0.1)	(3.6)
Other comprehensive income	2.9	278.5
Comprehensive (loss) income	$(108.2)	$46.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$51.5	$59.1
Accounts receivable (less allowance for doubtful
accounts of $23.7 and $27.1, respectively)	654.8	618.6
Inventories	87.0	77.5
Prepaid expenses and other	169.8	111.7
Total current assets	963.1	866.9
Goodwill	4,690.2	4,213.6
Other intangibles, net	1,577.7	1,320.5
Net property, plant and equipment	5,575.6	5,283.5
Other assets	97.6	85.5
Total Assets	$12,904.2	$11,770.0
Liabilities and Member Equity
Current Liabilities:
Current maturities of long-term debt	$19.3	$14.9
Current portion of long-term lease obligations	172.9	168.7
Accounts payable	335.8	390.2
Advance payments and customer deposits	215.1	178.1
Payable to Windstream Holdings, Inc.	11.3	15.0
Accrued taxes	80.9	78.0
Accrued interest	96.0	58.1
Other current liabilities	369.7	351.6
Total current liabilities	1,301.0	1,254.6
Long-term debt	5,459.8	4,848.7
Long-term lease obligations	4,787.1	4,831.9
Deferred income taxes	98.2	151.5
Other liabilities	535.7	513.3
Total liabilities	12,181.8	11,600.0
Commitments and Contingencies (See Note 15)
Member Equity:
Additional paid-in capital	1,216.7	556.1
Accumulated other comprehensive income	8.8	5.9
Accumulated deficit	(503.1)	(392.0)
Total member equity	722.4	170.0
Total Liabilities and Member Equity	$12,904.2	$11,770.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2017	2016
Cash Flows from Operating Activities:
Net loss	$(111.1)	$(231.6)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	338.5	304.8
Provision for doubtful accounts	9.6	9.7
Share-based compensation expense	16.8	13.7
Deferred income taxes	(55.2)	(27.5)
Noncash portion of net loss on early extinguishment of debt	(15.1)	(7.4)
Other-than-temporary impairment loss on investment in Uniti common stock	—	181.9
Amortization of unrealized losses on de-designated interest rate swaps	1.5	1.2
Plan curtailment	—	(5.5)
Other, net	0.7	(15.3)
Changes in operating assets and liabilities, net
Accounts receivable	33.8	(2.0)
Prepaid income taxes	(5.6)	(5.8)
Prepaid expenses and other	(30.5)	(6.0)
Accounts payable	(61.5)	(100.2)
Accrued interest	29.9	39.8
Accrued taxes	(2.3)	(12.5)
Other current liabilities	(6.1)	4.2
Other liabilities	2.4	(10.0)
Other, net	(13.9)	(4.0)
Net cash provided from operating activities	131.9	127.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(243.4)	(263.8)
Proceeds from the sale of property	—	6.2
Cash acquired from EarthLink	5.0	—
Other, net	(2.5)	—
Net cash used in investing activities	(240.9)	(257.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(24.3)	(44.1)
Contribution from Windstream Holdings, Inc.	9.6	—
Repayments of debt and swaps	(1,133.4)	(985.3)
Proceeds of debt issuance	1,315.6	1,278.0
Debt issuance costs	(7.0)	(10.7)
Payments under long-term lease obligations	(40.6)	(36.8)
Payments under capital lease obligations	(8.7)	(19.8)
Other, net	(9.8)	(7.9)
Net cash provided from financing activities	101.4	173.4
(Decrease) increase in cash and cash equivalents	(7.6)	43.3
Cash and Cash Equivalents:
Beginning of period	59.1	31.3
End of period	$51.5	$74.6
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$168.9	$178.6
Income taxes (refunded) paid, net	$(0.2)	$6.5

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENT OF MEMBER EQUITY (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2016	$556.1	$5.9	$(392.0)	$170.0
Net loss	—	—	(111.1)	(111.1)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(0.1)	—	(0.1)
Amortization of unrealized losses on de-designated interest rate swaps	—	0.9	—	0.9
Change in designated interest rate swaps	—	2.1	—	2.1
Comprehensive income (loss)	—	2.9	(111.1)	(108.2)
Share-based compensation	10.7	—	—	10.7
Contributions from Windstream Holdings, Inc.:
Cash contribution to pension plan (See Note 7)	9.6	—	—	9.6
Stock contribution to employee savings plan (See Note 7)	22.7	—	—	22.7
Stock contribution for merger with EarthLink (See Note 2)	646.9	—	—	646.9
Taxes withheld on vested restricted stock and other	(8.8)	—	—	(8.8)
Distributions payable to Windstream Holdings, Inc.	(20.5)	—	—	(20.5)
Balance at March 31, 2017	$1,216.7	$8.8	$(503.1)	$722.4

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

Description of Business – We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and wholesale customers across the United States. We provide data, cloud solutions, unified communications and managed services to small business and enterprise clients. We also offer bundled services, including broadband, security solutions, voice and digital television to consumers. We supply core transport solutions on a local and long-haul fiber network spanning approximately 147,000 miles.

Consumer service revenues are generated from the provisioning of high-speed Internet, voice and video services to consumers. Business service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to enterprise and small business customers. Wholesale revenues include revenues from other communications services providers for special access circuits and fiber connections, voice and data transport services, and revenues from the reselling of our services. Regulatory revenues include switched access revenues, federal and state Universal Service Fund (“USF”) revenues and amounts received from Connect America Fund - Phase II. Other service revenues include revenues from USF surcharges and other miscellaneous services.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2016, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair statement of results of operations and financial condition for the interim periods presented including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 1, 2017.

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

Change in Accounting Estimate – The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. We periodically obtain updated depreciation studies to evaluate whether certain useful lives remain appropriate in accordance with authoritative guidance. With the assistance of a third-party valuation advisor, we completed analyses of the depreciable lives of assets held for use of certain subsidiaries during 2016. Based on the results of the analyses, we implemented new depreciation rates in the fourth quarter of 2016, the effects of which resulted in an increase to depreciation expense. Additionally, in the fourth quarter of 2016, we reassessed the estimated useful lives of certain fiber assets, extending the useful life of such assets from 20 to 25 years. The net impact of these changes resulted in an increase to depreciation expense of $8.8 million and an increase in our reported net loss of $5.8 million or $.05 per share for the three month period ended March 31, 2017. We anticipate the net impact of these changes to increase depreciation expense by $26.5 million during the remainder of 2017.

Recently Adopted Accounting Standards

Valuation of Inventory – In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The updated guidance requires that an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 should be applied on a prospective basis and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. As required, we adopted ASU 2015-11 in the first quarter of 2017. The adoption of ASU 2015-11 did not have a material impact to our consolidated results of operations, financial position or cash flows.

Derivatives and Hedging – In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force) (“ASU 2016-05”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016. As required, we adopted ASU 2016-05 in the first quarter of 2017. The adoption of ASU 2016-05 did not have a material impact to our consolidated results of operations, financial position or cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Employee Share-Based Payment Accounting – In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  Under the new guidance all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, should be recognized as income tax expense or benefit in the income statement, eliminating the notion of the APIC pool. The excess tax benefits will be classified as operating activities along with other income tax cash flows rather than financing activities in the statement of cash flows. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. ASU 2016-09 also allows entities to elect to either estimate the total number of awards that are expected to vest or account for forfeitures when they occur. Additionally, ASU 2016-09 clarifies that cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements should be presented as a financing activity in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. We adopted this standard effective January 1, 2017 and maintained our past practice of estimating the total number of awards expected to vest. The adoption of ASU 2016-09 did not have a material impact to our consolidated results of operations, financial position or cash flows.

Goodwill Impairment – In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) simplifying the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. The second step requires the measurement of a goodwill impairment by comparing the implied value of a reporting unit’s goodwill and the goodwill’s carrying amount. Under the amendments, the goodwill impairment will be measured as the excess of the reporting unit’s carrying amount over its fair value. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform the second step of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. As permitted, we early adopted this standard effective January 1, 2017.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Statement of Cash Flows –In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows, including among others, debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The standard also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use of the underlying cash flows. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this standard effective January 1, 2018. We are currently assessing the impact the new standard will have on our consolidated statement of cash flows.

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

Presentation of Defined Benefit Retirement Costs – In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This standard changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, actuarial gains and losses, curtailments and settlements). The operating expense component will be reported in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period while the non-operating components will be reported in other income and expense. In addition, only the service cost component will be eligible for capitalization as part of an asset such as inventory or property, plant and equipment. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. The ASU is effective for fiscal years beginning after December 15, 2017. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements.

2. Completion of Merger:

On February 27, 2017, Windstream Holdings completed its merger with EarthLink Holdings Corp. (“EarthLink”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2016, whereby EarthLink merged into Europa Merger Sub, Inc., an wholly-owned subsidiary of Windstream Services, LLC, and survived, and immediately following, merged with Europa Merger Sub, LLC, a wholly-owned subsidiary of Windstream Services, LLC, with Merger Sub surviving and changing its name to EarthLink Holdings, LLC (the “Merger”). EarthLink Holdings, LLC is a direct, wholly-owned subsidiary of Windstream Services and provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. In the Merger, we added approximately 700,000 customers and approximately 16,000 incremental route fiber miles, which expanded our national footprint to approximately 147,000 fiber route miles and enhanced our ability to offer customers expanded products, services and enhanced enterprise solutions. We also expect to achieve operating expense and capital expenditure synergies in integrating the acquired operations. Pursuant to the terms of the Merger Agreement, each share of EarthLink common stock was exchanged for .818 of Windstream Holdings common stock. No fractional shares were issued in the Merger, with a cash payment being made in lieu of fractional shares. Employee restricted stock units issued by EarthLink that were outstanding as of the merger date were exchanged for an equivalent number of Windstream Holdings restricted stock units based on the same exchange ratio of EarthLink common stock to Windstream Holdings common stock of .818 per share. The replacement restricted stock units remain subject to the vesting and other terms and conditions prescribed by the EarthLink equity plans that were assumed by us in the Merger. In the aggregate, Windstream Holdings issued 87.8 million shares of its common stock and 5.2 million of replacement equity awards. Windstream also assumed $435.3 million aggregate principal amount of EarthLink’s long-term debt, which we refinanced, as further discussed in Note 4. The Merger qualifies as a tax-free reorganization for U.S. federal income tax purposes and is valued at approximately $1.1 billion.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Completion of Merger, Continued:

We accounted for the Merger using the acquisition method of accounting and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the merger date. The allocation of the purchase price is preliminary and subject to change based on the finalization of the third-party appraisals and obtaining information currently not available to us, primarily related to the tax basis of assets acquired. Any changes to the initial estimates of the fair value of the acquired assets and liabilities assumed will be recorded as adjustments to those asset and liabilities with the offset charged to goodwill. Goodwill associated with the Merger was primarily attributable to the EarthLink workforce and expected synergies. Approximately $54.8 million of goodwill associated with the acquisition of EarthLink is expected to be deductible for income tax purposes.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for EarthLink.

(Millions)	Preliminary Allocation
Fair value of assets acquired:
Cash and other current assets	$37.7
Accounts receivable	75.3
Property, plant and equipment	344.0
Goodwill	476.6
Customer lists (a)	275.0
Trade name, developed technology and software (b)	31.0
Other assets	0.3
Total assets acquired	1,239.9
Fair value of liabilities assumed:
Current liabilities	119.5
Long-term debt	449.1
Other liabilities	24.4
Total liabilities assumed	593.0
Common stock and replacement equity awards issued to EarthLink shareholders (c)	$646.9

(a)	Customer lists are amortized using the sum-of-years digit methodology over a weighted average life of 5.5 years.

(b)
Trade name is amortized on a straight-line basis over an estimated useful life of 7 years. Internally developed technology and software are amortized on a straight-line basis over an estimated useful life of 3 years.

(c)	Total merger consideration of $646.9 million consisted of $631.4 million related to shares issued to EarthLink shareholders and $15.5 million related to replacement equity awards.

The preliminary fair values of the assets acquired and liabilities assumed were determined with the assistance of a third-party valuation firm using income, cost, and market approaches. The customer lists were valued based on the present value of future cash flows and the trade name was valued using the relief-from-royalty method, both of which are income approaches. Significant assumptions utilized in the income approach were based on our specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used as appropriate for valuing internally developed technology and software and property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the EarthLink credit facility was based on its redemption cost, while the remaining bonds were valued based on quoted market prices. Equity consideration was based on the opening price of our common stock on February 27, 2017. Consideration related to replacement restricted stock units was calculated based on the opening price of our common stock on February 27, 2017, net of the portion of the fair value attributable to future vesting requirements. The amount allocated to unearned compensation cost for awards subject to future service requirements was calculated based on the fair value of such awards at the acquisition date and will be recognized as compensation cost over the remaining future service period. The preliminary allocation of the purchase price, including the allocation of purchase price to acquired net operating losses, resulted in an estimated net deferred tax asset which was fully offset by a valuation allowance. We expect to adjust this preliminary net deferred tax asset and valuation allowance upon finalization of the third party-appraisal and upon receipt of additional information not currently available to us.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Completion of Merger, Continued:

The results of EarthLink’s operations are included in our consolidated results of operations beginning on February 27, 2017. For the three months ended March 31, 2017, our consolidated results of operations include revenues and sales of $82.1 million and an operating loss of $2.8 million attributable to EarthLink. We incurred $53.1 million of merger and integration expenses during the first quarter of 2017 related to the completion of the Merger (see Note 9).

The following unaudited pro forma consolidated results of operations of Windstream for the three months ended March 31, 2017 and 2016 assume that the Merger occurred as of January 1, 2016:

	Three Months Ended March 31,
(Millions)	2017	2016
Revenues and sales	$1,515.2	$1,631.5
Operating income	$96.8	$92.5
Net loss	$(82.3)	$(270.6)
Loss per share	($.45)	($1.53)

The pro forma information presents our historical results of operations adjusted to include EarthLink, with the results prior to the merger closing date adjusted to include the pro forma effect of the elimination of transactions between Windstream and EarthLink, the adjustment to revenues and sales to change EarthLink’s reporting of USF fees billed to customers and the related payments from a net basis to a gross basis to conform to Windstream’s reporting of such customer billings, the adjustment to depreciation and amortization expense associated with the estimated acquired fair value of property, plant and equipment and intangible assets, the adjustment to interest expense to reflect the refinancing of EarthLink’s long-term debt obligations, the impact of merger and integration expenses related to the acquisition and the related income tax effects of the pro forma adjustments. The pro forma amounts for the three months ended March 31, 2017 and 2016 also include the effects of non-acquisition-related items, as more fully discussed in Notes 9 and 10.

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any related integration costs. These pro forma results do not purport to be indicative of the results that would have been obtained if the Merger had occurred as of the date indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2016	$4,213.6
Acquisition completed during the period - merger with EarthLink	476.6
Balance at March 31, 2017	$4,690.2

Goodwill assigned to our four operating segments was as follows:

(Millions)	ILEC Consumer and Small Business	Wholesale	Enterprise	CLEC Consumer and Small Business	Total
Balance at December 31, 2016	$2,321.2	$1,176.4	$598.0	$118.0	$4,213.6
Acquisition completed during the period - merger with EarthLink	—	127.0	227.8	121.8	476.6
Balance at March 31, 2017	$2,321.2	$1,303.4	$825.8	$239.8	$4,690.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Goodwill and Other Intangible Assets, Continued:

Intangible assets were as follows at:

	March 31, 2017			December 31, 2016
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(339.6)	$945.5	$1,285.1	$(328.9)	$956.2
Customer lists	2,066.7	(1,479.0)	587.7	1,791.7	(1,442.4)	349.3
Cable franchise rights	17.3	(8.3)	9.0	17.3	(8.0)	9.3
Trade name	8.0	(0.1)	7.9	—	—	—
Developed technology and software	23.0	(0.4)	22.6	—	—	—
Patents	10.6	(5.6)	5.0	10.6	(4.9)	5.7
Balance	$3,410.7	$(1,833.0)	$1,577.7	$3,104.7	$(1,784.2)	$1,320.5

Intangible asset amortization methodology and useful lives were as follows as of March 31, 2017:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade name	straight-line	7 years
Developed technology and software	straight-line	3 years
Patents	straight-line	3 years

Amortization expense for intangible assets subject to amortization was $48.8 million and $47.5 million for the three month periods ended March 31, 2017 and 2016, respectively. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the years ended March 31:

Year	(Millions)
2018	$238.3
2019	198.5
2020	158.1
2021	124.4
2022	90.9
Thereafter	767.5
Total	$1,577.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	March 31, 2017	December 31, 2016
Issued by Windstream Services:
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	$—	$572.3
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	1,341.4	894.8
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	578.5	—
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	648.0	475.0
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	809.3	809.3
2022 Notes – 7.500%, due June 1, 2022	441.2	441.2
2023 Notes – 7.500%, due April 1, 2023	343.5	343.5
2023 Notes – 6.375%, due August 1, 2023	585.7	585.7
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b)	100.0	100.0
Net discount on long-term debt (c)	(13.9)	(7.2)
Unamortized debt issuance costs (c)	(54.6)	(51.0)
	5,479.1	4,863.6
Less current maturities	(19.3)	(14.9)
Total long-term debt	$5,459.8	$4,848.7

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

(b)	These bonds are secured equally with the senior secured credit facility with respect to the assets of Windstream Holdings of the Midwest, Inc.

(c)	The net discount balance and unamortized debt issuance costs are amortized using the interest method over the life of the related debt instrument.

Senior Secured Credit Facility - The amended credit facility provides that Windstream Services may seek to obtain incremental revolving or term loans in an unlimited amount subject to maintaining a maximum secured leverage ratio and other customary conditions, including obtaining commitments and pro forma compliance with financial maintenance covenants consisting of a maximum debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum interest coverage ratio. In addition, Windstream Services may request extensions of the maturity date under any of its existing revolving or term loan facilities.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued :

Interest rates applicable to the Tranche B7 term loan are, at Windstream Services’ option, equal to either a base rate plus a margin of 2.25 percent per annum or LIBOR plus a margin of 3.25 percent per annum. LIBOR for the Tranche B7 term loan shall at no time be less than 0.75 percent. The Tranche B7 term loan is subject to quarterly amortization payments in an aggregate amount equal to 0.25 percent of the initial principal amount of such term loans, with the remaining balance payable at maturity. At the time of repayment, unamortized debt issuance and discount related to Tranche B5 totaled $6.3 million, of which $1.2 million were included in the loss on debt extinguishment, while the remaining $5.1 million continue to be deferred and amortized to interest expense over the remaining life of Tranche B7 in accordance with debt modification accounting.

On the date of closing of the merger with EarthLink, Windstream Services amended its existing senior secured credit agreement to provide for the issuance of an aggregate principal amount of $450.0 million in incremental borrowings under Tranche B6, the proceeds of which were used to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink’s outstanding 8.875 percent Senior Notes due 2019 and 7.375 percent Senior Secured Notes due 2020. The incremental loans were issued at a price of 99.0 percent of the principal amount of the loan. The incremental loans will be repayable at any time, subject to soft call protection for the first six months following incurrence.

During 2016, Windstream Services had executed incremental amendments to its existing senior secured credit facility to provide for the issuance of an aggregate principal amount $900.0 million term loan under Tranche B6 due March 29, 2021, the proceeds of which were used to repurchase $441.1 million of outstanding 7.875 percent notes due November 1, 2017 (the “2017 Notes”) pursuant to a tender offer and to repay other debt obligations of Windstream Services along with related fees and expenses. Interest on all incremental loans under Tranche B6 accrue at LIBOR plus a margin of 4.00 percent per annum, with LIBOR subject to a 0.75 percent floor. The incremental loans are subject to quarterly amortization in an aggregate amount of approximately 0.25 percent of the initial principal amount of the loans, with the remaining balance payable on March 29, 2021.

Revolving line of credit - Under the amended senior secured credit facility, Windstream Services may obtain revolving loans and may issue up to $30.0 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Borrowings under the revolving line of credit may be used for permitted acquisitions, working capital and other general corporate purposes of Windstream Services and its subsidiaries. Windstream Services will pay a commitment fee on the unused portion of the commitments under the revolving credit facility that will range from 0.40 percent to 0.50 percent per annum, depending on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries. Revolving loans made under the credit facility are not subject to interim amortization and such loans are not required to be repaid prior to April 24, 2020, other than to the extent the outstanding borrowings exceed the aggregate commitments under the revolving credit facility. Interest rates applicable to loans under the revolving line of credit are, at Windstream Services’ option, equal to either a base rate plus a margin ranging from 0.25 percent to 1.00 percent per annum or LIBOR plus a margin ranging from 1.25 percent to 2.00 percent per annum, based on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries. The maturity date of the revolving line of credit is April 24, 2020.

During the first three months of 2017, Windstream Services borrowed $293.0 million under the revolving line of credit in its senior secured credit facility and retired $120.0 million of these borrowings through March 31, 2017. Considering letters of credit of $25.7 million, the amount available for borrowing under the revolving line of credit was $576.3 million at March 31, 2017.

During the first three months of 2017, the variable interest rate on the revolving line of credit ranged from 2.65 percent to 5.00 percent, and the weighted average rate on amounts outstanding was 2.83 percent during the period. Comparatively, the variable interest rate ranged from 2.25 percent to 4.50 percent during the first three months of 2016, with a weighted average rate on amounts outstanding during the period of 2.52 percent.

Debentures and Notes Repaid in 2016
Tender Offer for 2017 Notes - On March 29, 2016, Windstream Services repurchased $441.1 million aggregate principal amount of the 2017 Notes for total consideration of $477.5 million, plus accrued interest, pursuant to a cash tender offer. Under the tender offer, Windstream Services paid total consideration of $1,082.50 per $1,000 principal amount of the 2017 Notes, which included a $30 early tender payment, plus accrued and unpaid interest. At the time of the repurchases, there was $4.6 million in unamortized net discount and debt issuance costs related to the repurchased notes. Proceeds from the issuance of the Tranche B6 term loan were used to fund the repurchase of the 2017 Notes under the tender offer.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued:

Partial Repurchase of Senior Notes - Pursuant to the debt repurchase program authorized by Windstream Services’ board of directors, during the first three months of 2016, Windstream Services repurchased in the open market $154.2 million aggregate principal amount of its senior unsecured notes consisting of the following:

•	$93.5 million aggregate principal amount of 2017 Notes, at a repurchase price of $97.8 million, including accrued and unpaid interest;

•	$33.1 million aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”), at a repurchase price of $26.0 million, including accrued and unpaid interest;

•
$17.0 million aggregate principal amount of 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”), at a repurchase price of $13.1 million, including accrued and unpaid interest; and

•
$10.6 million aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023, (the “2023 Notes”), at a repurchase price of $8.0 million, including accrued and unpaid interest, respectively.

At the time of repurchase, there was $1.6 million in unamortized premium and debt issuance costs related to the repurchased notes. The repurchases were funded utilizing available borrowings under the amended revolving line of credit.

The repurchases under the tender offer and the debt repurchase program were accounted for under the extinguishment method of accounting. Windstream Services recognized a net loss on the early extinguishment of these debt obligations, as presented in the table below.

Net Loss on Early Extinguishment of Debt

The net loss on early extinguishment of debt was as follows:

	Three Months Ended March 31,
(Millions)	2017	2016
EarthLink 2019 and 2020 Notes:
Premium on early redemption	$(18.3)	$—
Unamortized premium recorded in the Merger	16.3	—
Loss on early extinguishment of EarthLink 2019 and 2020 Notes	(2.0)	—
Senior secured credit facility:
Unamortized discount on original issuance	(0.3)	—
Unamortized debt issuance costs on original issuance	(0.9)	—
Loss on early extinguishment of senior secured credit facility	(1.2)	—
2017 Notes:
Premium on repurchases	—	(40.6)
Third-party fees for repurchases	—	(2.2)
Unamortized discount on original issuance	—	(2.0)
Unamortized debt issuance costs on original issuance	—	(3.7)
Loss on early extinguishment of 2017 Notes	—	(48.5)
Partial repurchases of 2021, 2022 and 2023 Notes:
Discount on repurchases	—	13.6
Unamortized premium on original issuance	—	0.3
Unamortized debt issuance costs on original issuance	—	(0.8)
Gain on early extinguishment from partial repurchases of 2021, 2022 and 2023 Notes	—	13.1
Net loss on early extinguishment of debt	$(3.2)	$(35.4)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued:

Maturities for long-term debt outstanding as of March 31, 2017, excluding $13.9 million of unamortized net discount and $54.6 million of unamortized debt issuance costs, were as follows:

Twelve month period ended:	(Millions)
March 31, 2018	$19.3
March 31, 2019	19.3
March 31, 2020	19.3
March 31, 2021	2,654.7
March 31, 2022	815.1
Thereafter	2,019.9
Total	$5,547.6

Interest Expense

Interest expense was as follows:

	Three Months Ended March 31,
(Millions)	2017	2016
Interest expense - long-term debt	$85.9	$91.5
Interest expense - long-term lease obligations:
Telecommunications network assets	122.8	126.9
Real estate contributed to pension plan	1.5	1.5
Impact of interest rate swaps	2.8	2.8
Interest on capital leases and other	1.1	0.6
Less capitalized interest expense	(2.3)	(3.6)
Total interest expense	$211.8	$219.7

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. As of March 31, 2017, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more ownership interest in Windstream Services, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of March 31, 2017.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives, Continued:

As of December 31, 2016, Windstream Services was party to three pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. The swaps have a notional value of $675.0 million and mature on October 17, 2021. The average fixed interest rate paid is 2.984 percent and includes a component which serves to settle the liability existing on Windstream Services swaps at the time of the transaction. Windstream Services also was a party to an additional pay fixed, receive variable interest rate swap agreement with a bank counterparty with a notional value of $200.0 million, fixed interest rate paid of 1.1275 percent and a maturity date of October 17, 2021. The variable rate received on these four swaps is based on one-month LIBOR and resets on the seventeenth day of each month. On February 27, 2017, Windstream Services entered into two new pay fixed, receive variable interest rate swap agreements with bank counterparties with a total notional value of $500.0 million and maturing on October 17, 2021. The fixed rate paid on the new swaps is 1.8812 percent. Similar to Windstream Services’ other four swaps, the variable rate received on the new swaps is the one-month LIBOR and resets on the seventeenth day of each month. Windstream Services has designated each of its six swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its senior secured credit facility due to changes in the LIBOR benchmark interest rate.

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

As a result of refinancing transactions completed in 2013, 2015 and 2016, Windstream Services de-designated certain interest rate swaps and froze the accumulated net gains and losses in accumulated other comprehensive income related to those swaps. The frozen balance is amortized from accumulated other comprehensive income to interest expense over the remaining life of the original swaps.

All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	March 31, 2017	December 31, 2016
Designated portion, measured at fair value:
Other assets	$10.8	$6.3
Other current liabilities	$14.6	$13.4
Other non-current liabilities	$19.1	$21.9
Accumulated other comprehensive income	$25.7	$22.3
De-designated portion, unamortized value:
Accumulated other comprehensive income	$(9.2)	$(10.7)
Weighted average fixed rate paid	1.37%	1.82%
Variable rate received	0.94%	0.74%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other income (expense), net in our consolidated statements of operations. There was no ineffectiveness recognized on the cash flow hedges for the three month period ended March 31, 2017. Ineffectiveness recognized on the cash flow hedges was $(0.5) million for the three month period ended March 31, 2016.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives, Continued:

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of March 31, 2017. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

Windstream Services expects to recognize net losses of $5.2 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for these interest swap agreements at March 31, 2017. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in derivative instruments were as follows for the three month periods ended March 31:

(Millions)	2017	2016
Changes in fair value of effective portion, net of tax (a)	$2.1	$(5.1)
Amortization of net unrealized losses on de-designated interest rate swaps, net of tax (a)	$0.9	$0.7

(a)	Included as a component of other comprehensive income and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $32.9 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At March 31, 2017, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following tables presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2017 and December 31, 2016. Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2017:
Interest rate swaps	$10.8	$10.8	$(2.7)	$—	$8.1

December 31, 2016:
Interest rate swaps	$6.3	$6.3	$—	$—	$6.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives, Continued:

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2017:
Interest rate swaps	$33.7	$33.7	$(2.7)	$—	$31.0

December 31, 2016:
Interest rate swaps	$35.3	$35.3	$—	$—	$35.3

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the three month period ended March 31, 2017 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of March 31, 2017 or December 31, 2016.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	March 31, 2017	December 31, 2016
Recorded at Fair Value in the Financial Statements:
Derivatives - Interest rate swap assets - Level 2	$10.8	$6.3
Derivatives - Interest rate swap liabilities - Level 2	$33.7	$35.3
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$5,446.7	$4,884.4

(a)
Recognized at carrying value of $5,533.7 million and $4,914.6 million in long-term debt, including current maturities, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Fair Value Measurements, Continued:

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of March 31, 2017 and December 31, 2016, the fair values of the interest rate swaps were reduced by $1.8 million and $1.7 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three month period ended March 31, 2017.

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

The components of pension benefit income (including provision for executive retirement agreements) were as follows:

	Three Months Ended March 31,
(Millions)	2017	2016
Benefits earned during the period	$2.1	$2.2
Interest cost on benefit obligation	11.6	13.8
Amortization of prior service credit	(0.1)	(0.1)
Expected return on plan assets	(13.6)	(16.2)
Net periodic benefit income	$—	$(0.3)

The expected employer contributions to the qualified pension plan to meet our 2017 annual funding requirements are $27.0 million. On January 12, 2017, we made our required quarterly employer contribution of $8.0 million in cash to the qualified pension plan. We intend to fund the remaining 2017 contributions using cash, our common stock, or a combination thereof. On March 2, 2017, we filed an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock. We intend to utilize the ATM Program to facilitate contributions of cash to the qualified pension plan, if the price we can obtain for our common stock is no less than $6.00 per share. During the quarter ended March 31, 2017, we issued and sold 1.3 million shares of common stock under the ATM Program and received proceeds of approximately $9.6 million, net of commissions. At March 31, 2017, subject to the terms and conditions of the ATM Program, we may sell an additional $15.2 million aggregate offering price of shares of common stock under the ATM Program. On April 14, 2017, we made our required quarterly contribution of $8.9 million using proceeds from the ATM Program. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2017 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

The components of postretirement benefits expense (income) were as follows:

	Three Months Ended March 31,
(Millions)	2017	2016
Interest cost on benefit obligation	$0.3	$0.3
Amortization of net actuarial loss	—	0.1
Amortization of prior service credit	(0.1)	(0.4)
Plan curtailment	—	(5.5)
Net periodic benefit expense (income)	$0.2	$(5.5)

During the first quarter of 2016, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective March 14, 2016. As a result, we remeasured the plan and recognized curtailment gains totaling $5.5 million, which was recognized in cost of services and selling, general and administrative expenses, with the offsetting effect recorded as a reduction in accumulated other comprehensive income.

We contributed $0.6 million to the postretirement plan during the three month period ended March 31, 2017, and expect to contribute an additional $1.3 million for postretirement benefits throughout the remainder of 2017, excluding amounts that will be funded by participant contributions to the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $6.8 million in the three month period ended March 31, 2017, as compared to $6.5 million for the same period in 2016 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2017 matching contribution expected to be made in Windstream Holdings common stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. In March 2017, we contributed 3.1 million shares of our common stock with a fair value of $22.7 million, as determined by the plan trustee, and $0.6 million in cash to the plan for the 2016 annual matching contribution. Additionally, we contributed 3.2 million shares of our common stock to the plan for the 2015 annual matching contribution during the three month period ended March 31, 2016. At the time of this contribution, the shares had a fair value of approximately $24.0 million as determined by the plan trustee.

8. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of March 31, 2017, the Incentive Plan had remaining capacity of approximately 4.2 million awards. As of March 31, 2017, we had additional remaining capacity of approximately 5.8 million awards from a similar equity incentive plan assumed in the merger with EarthLink.

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

The 2016 annual and three-year operating targets for these performance based restricted stock units were approved by the Board of Directors in February 2017 and May 2017. All performance targets for replacement awards granted to EarthLink employees were met prior to the merger date. For equity awards that contain only service conditions for vesting, we calculate the fair value of the award based on Windstream Holdings’ closing price on the grant date determined in accordance with the applicable authoritative guidance.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Share-Based Compensation Plans, Continued:

The vesting periods and grant date fair value for restricted stock and restricted stock units issued, including the EarthLink replacement awards, were as follows for the three month period ended March 31, 2017:

(Number of shares in thousands)
Service-based restricted stock and restricted units:
Vest variably over remaining service period, up to three years	2,858.7
Vest ratably over a three-year service period	1,068.7
Vest three years from date of grant, service based	33.8
Vest one year from date of grant, service based - granted to non-employee directors	9.4
Total granted	3,970.6
Grant date fair value (Dollars in millions)	$28.8
Performance restricted units:
Vest variably over remaining required service period, up to three years	2,370.9
Vest contingently at the end of the respective performance period	1,139.3
Total granted	3,510.2
Grant date fair value (Dollars in millions)	$27.0

Service-based restricted stock and restricted unit activity for the three month period ended March 31, 2017 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2016	3,283.8	$10.27
Replacement grants related to merger with EarthLink	2,858.7	$7.19
Granted	1,111.9	$7.39
Vested	(2,034.4)	$9.95
Forfeited	(80.7)	$9.04
Non-vested at March 31, 2017	5,139.3	$8.08

Performance restricted stock unit activity for the three month period ended March 31, 2017 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2016	1,206.3	$5.64
Replacement grants related to merger with EarthLink	2,370.9	$7.19
Granted	1,139.3	$7.39
Vested	(1,375.3)	$7.93
Forfeited	(100.7)	$6.54
Non-vested at March 31, 2017	3,240.5	$6.87

At March 31, 2017, unrecognized compensation expense for restricted stock and restricted stock units totaled $40.9 million and is expected to be recognized over the weighted average vesting period of 2.0 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. The total fair value of shares vested was $31.1 million for the three month period ended March 31, 2017, as compared to $20.7 million for the same period in 2016. Share-based compensation expense for restricted stock and restricted stock units was $10.0 million for the three month period ended March 31, 2017, as compared to $6.6 million for the same period in 2016.

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

A summary of share-based compensation expense was as follows:

	Three Months Ended March 31,
(Millions)	2017	2016
Restricted stock and restricted units and stock options	$10.0	$6.6
Employee savings plan (See Note 7)	6.8	6.5
Management incentive compensation plans	—	0.6
Share-based compensation expense	$16.8	$13.7

9. Merger, Integration and Other Costs and Restructuring Charges:

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger, integration and other costs in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees and severance and employee benefit costs related to the merger with EarthLink. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. We will complete this project in 2017. Costs related to the network optimization project and our merger with EarthLink account for the merger, integration and other costs incurred in 2017.

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

In the first quarter of 2017, we completed reductions in our workforce eliminating approximately 280 positions in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology workgroups to more efficiently manage our operations. In completing these workforce reductions, we incurred severance and other employee benefit costs of $7.1 million. Restructuring charges in the first three months of 2016 principally consisted of $4.3 million of severance and other employee-related costs incurred in connection with completing several small workforce reductions.

A summary of the merger, integration and other costs and restructuring charges recorded was as follows:

	Three Months Ended March 31,
(Millions)	2017	2016
Merger, integration and other costs:
Information technology conversion costs	$0.9	$—
Costs related to merger with EarthLink (a)	53.1	—
Network optimization and contract termination costs	3.3	4.2
Consulting and other costs	—	0.8
Total merger, integration and other costs	57.3	5.0
Restructuring charges	7.4	4.4
Total merger, integration and other costs and restructuring charges	$64.7	$9.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Other Costs and Restructuring Charges, Continued:

(a)
Includes investment banking, legal, accounting and other consulting fees of $23.4 million, severance and employee benefit costs for EarthLink employees terminated after the Merger of $24.5 million, share-based compensation expense of $4.4 million attributable to the accelerated vesting of replacement equity awards for terminated EarthLink employees and other miscellaneous expenses of $0.8 million.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges increased our reported net loss $44.9 million for the three month period ended March 31, 2017, as compared to $5.8 million for the same period in 2016.

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at March 31:

(Millions)	2017
Balance, beginning of period	$5.8
Merger, integration and other costs and restructuring charges	64.7
Cash outlays during the period	(54.0)
Balance, end of period	$16.5

As of March 31, 2017, unpaid merger, integration and other costs and restructuring liabilities consisted of $3.9 million associated with the restructuring initiatives and $12.6 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

10. Other-Than-Temporary Impairment Loss on Investment in Uniti Common Stock:

On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, to Uniti Group, Inc. (“Uniti”) (formerly Communications Sales & Leasing, Inc.). As of the spin-off date, we retained a passive ownership interest in approximately 19.6 percent of the common stock of Uniti. Shares of Uniti retained by us following the spin-off were classified as available-for-sale and recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income. No deferred income taxes were recorded with respect to the unrealized gains and losses due to the tax-free qualification of the spin-off.

During the first quarter of 2016, we recorded an other-than-temporary impairment loss of $181.9 million for the difference between the fair value of the Uniti common stock as of March 31, 2016 and our cost basis, which had been based on the market value of the shares on the date of spin-off. We recorded the other-than-temporarily impairment due to the duration in which the Uniti shares had traded at a market price below our initial cost basis. Following the recognition of the other-than-temporary impairment loss, the cost basis of the Uniti shares was adjusted to equal the March 31, 2016 market value of $653.8 million. Subsequent changes in the market value of the Uniti shares were recorded in accumulated other comprehensive income. During the second quarter of 2016, we disposed of all of our shares of Uniti common stock.

11. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	March 31, 2017	December 31, 2016
Pension and postretirement plans	$(1.3)	$(1.2)
Unrealized net gains on interest rate swaps:
Designated portion	15.8	13.7
De-designated portion	(5.7)	(6.6)
Accumulated other comprehensive income	$8.8	$5.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Accumulated Other Comprehensive Income, Continued:

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Net Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2016	$7.1	$(1.2)	$5.9
Other comprehensive income before reclassifications	2.1	—	2.1
Amounts reclassified from other accumulated comprehensive income (a)	0.9	(0.1)	0.8
Balance at March 31, 2017	$10.1	$(1.3)	$8.8

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive income were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,			Affected Line Item in the Consolidated Statements of Operations
	2017	2016
Available-for-sale securities:
Other-than-temporary impairment loss recognized in the period	$—	$181.9		Other-than-temporary impairment loss on investment in Uniti common stock
	—	181.9		Net loss
Interest rate swaps:
Amortization of net unrealized losses on de-designated interest rate swaps	1.5	1.2		Interest expense
	1.5	1.2		Loss before income taxes
	(0.6)	(0.5)		Income tax benefit
	0.9	0.7		Net loss
Pension and postretirement plans:
Plan curtailment	—	(5.5)	(a)
Amortization of net actuarial loss	—	0.1	(a)
Amortization of prior service credits	(0.2)	(0.5)	(a)
	(0.2)	(5.9)		Loss before income taxes
	0.1	2.3		Income tax benefit
	(0.1)	(3.6)		Net loss
Total reclassifications for the period, net of tax	$0.8	$179.0		Net loss

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit expense (income) (see Note 7).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Loss per Share:

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

We also issue performance-based restricted stock units as part of our share-based compensation plan. Certain of these restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of March 31, 2017, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Restricted stock units, stock options and warrants granted in conjunction with past acquisitions are included in the computation of dilutive earnings (loss) per share using the treasury stock method.

A reconciliation of net loss and number of shares used in computing basic and diluted loss per share was as follows:

	Three Months Ended March 31,
(Millions, except per share amounts)	2017	2016
Basic and diluted loss per share:
Numerator:
Net loss	$(111.3)	$(231.9)
Income allocable to participating securities	(0.6)	(0.5)
Net loss attributable to common shares	$(111.9)	$(232.4)

Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	130.4	96.4
Weighted average participating securities	(4.3)	(4.2)
Weighted average basic and diluted shares outstanding	126.1	92.2
Basic and diluted loss per share:
Net loss	($.89)	($2.52)

We have excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net loss for both the three months ended March 31, 2017 and 2016. We had 5.2 million restricted stock units and 0.2 million stock options outstanding as of March 31, 2017, compared to 1.5 million restricted stock units and 0.5 million stock options outstanding at March 31, 2016.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Segment Information:

Our business unit organizational structure is focused on our core customer relationships. Enterprise customers consist of those relationships that have the propensity now or in the future to generate at least $1,500 or more in monthly recurring revenue. Business customers not meeting this criterion are classified as small business. In classifying our business customers, we consider the maximum potential revenue to be generated from the customer relationship for both our existing customer base and any new customers in determining which business unit can best support the customer. Accordingly, over time, we may prospectively change the classification of a particular business customer between enterprise and small business. Our consumer and small business customer base is further disaggregated between those customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. Under our current organizational structure, we have combined our ILEC Consumer and Small Business operations into one segment and we have combined into a separate segment our CLEC Consumer and Small Business operations due to similarities with respect to product and service offerings, marketing strategies and customer service delivery.

Following the merger with EarthLink, we operate and report these four customer-based segments:

•
ILEC Consumer and Small Business - We manage as one business our residential and small business operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to customers include traditional local and long-distance voice services and high-speed Internet services, which are delivered primarily over network facilities operated by us. We offer consumer video services primarily through a relationship with Dish Network LLC and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a complete video entertainment offering in our Lincoln, Nebraska; Lexington, Kentucky; Sugar Land, Texas markets, as well as several communities in North Carolina.

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

•
CLEC Consumer and Small Business - Products and services offered to customers include integrated voice and data services, advanced data and traditional voice and long-distance services, as well as value added services including online backup, managed web design and web hosting, and various e-mail services.

We evaluate performance of the segments based on segment income, which is computed as segment revenues and sales less segment operating expenses. As further discussed below, certain operating revenues and expenses are not assigned to our segments.

Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Certain operating revenues are derived from activities that are centrally-managed by us and, accordingly, these revenues are not included in any of our four segments presented below. These other operating revenues include revenue from federal and state universal service funds, CAF Phase II support, and funds received from federal access recovery mechanisms. We also generate other service revenues from providing switched access services, which include usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities. Other operating revenues also include certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs and product sales to contractors.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Segment Information, Continued:

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger, integration and other costs, restructuring charges, share-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain regulatory fees, cost of products sold to contractors, and centrally-managed administrative functions, such as accounting and finance, information technology, engineering, network management, legal and human resources, are not assigned to our segments. Interest expense and net loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in Uniti common stock consisting of dividend income and other-than-temporary impairment loss, as well as other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

The following table summarizes our segment results:

	Three Months Ended March 31,
(Millions)	2017	2016
ILEC Consumer and Small Business:
Revenues and sales	$391.0	$397.2
Costs and expenses	169.3	169.1
Segment income	221.7	228.1
Wholesale:
Revenues	157.5	163.2
Costs and expenses	50.0	45.5
Segment income	107.5	117.7
Enterprise:
Revenues and sales	525.5	513.1
Costs and expenses	443.0	442.6
Segment income	82.5	70.5
CLEC Consumer and Small Business:
Revenues	140.3	128.7
Costs and expenses	91.5	87.4
Segment income	48.8	41.3
Total segment revenues and sales	1,214.3	1,202.2
Total segment costs and expenses	753.8	744.6
Total segment income	$460.5	$457.6

The following table reconciles total segment revenues and sales to total consolidated revenues and sales:

	Three Months Ended March 31,
(Millions)	2017	2016
Total segment revenues and sales	$1,214.3	$1,202.2
Regulatory and other operating revenues and sales	151.4	171.2
Total consolidated revenues and sales	$1,365.7	$1,373.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Segment Information, Continued:

The following table reconciles segment income to consolidated net loss:

	Three Months Ended March 31,
(Millions)	2017	2016
Total segment income	$460.5	$457.6
Regulatory and other operating revenues and sales	151.4	171.2
Depreciation and amortization	(338.5)	(304.8)
Other unassigned operating expenses	(227.4)	(166.3)
Dividend income on Uniti common stock	—	17.6
Other income (expense), net	0.7	(1.2)
Net loss on early extinguishment of debt	(3.2)	(35.4)
Other-than-temporary impairment loss on investment in Uniti common stock	—	(181.9)
Interest expense	(211.8)	(219.7)
Income tax benefit	57.0	31.0
Net loss	$(111.3)	$(231.9)

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

Effective July 1, 2016, the guaranteed notes were amended to include a subsidiary as a Guarantor. Previously, this subsidiary was classified as a Non-Guarantor. As a result, information for the three months ended March 31, 2016 has been revised to reflect the change in the guarantor reporting structure. Following the Merger, the acquired legal entities of EarthLink have been designated as either Guarantors or Non-Guarantors. Accordingly, the financial information presented as of and for the three months ended March 31, 2017 includes the acquired EarthLink operations beginning on February 27, 2017.

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the three month periods ended March 31, 2017 and 2016, condensed consolidating and combined balance sheets as of March 31, 2017 and December 31, 2016, and condensed consolidating and combined statements of cash flows for the three month periods ended March 31, 2017 and 2016 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended March 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$266.9	$1,096.3	$(18.8)	$1,344.4
Product sales	—	19.6	1.7	—	21.3
Total revenues and sales	—	286.5	1,098.0	(18.8)	1,365.7
Costs and expenses:
Cost of services	—	117.5	583.1	(18.2)	682.4
Cost of products sold	—	18.7	2.1	—	20.8
Selling, general and administrative	—	38.4	175.2	(0.6)	213.0
Depreciation and amortization	2.7	90.8	245.0	—	338.5
Merger, integration and other costs	—	2.8	54.5	—	57.3
Restructuring charges	—	1.3	6.1	—	7.4
Total costs and expenses	2.7	269.5	1,066.0	(18.8)	1,319.4
Operating (loss) income	(2.7)	17.0	32.0	—	46.3
Losses from consolidated subsidiaries	(70.8)	(15.9)	(7.2)	93.9	—
Other income, net	0.2	0.2	0.3	—	0.7
Net loss on early extinguishment of debt	(1.2)	(2.0)	—	—	(3.2)
Intercompany interest income (expense)	26.2	(11.7)	(14.5)	—	—
Interest expense	(84.8)	(39.5)	(87.5)	—	(211.8)
Loss before income taxes	(133.1)	(51.9)	(76.9)	93.9	(168.0)
Income tax benefit	(22.0)	(13.8)	(21.1)	—	(56.9)
Net loss	$(111.1)	$(38.1)	$(55.8)	$93.9	$(111.1)
Comprehensive loss	$(108.2)	$(38.1)	$(55.8)	$93.9	$(108.2)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended March 31, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$255.8	$1,091.0	$(6.2)	$1,340.6
Product sales	—	28.6	4.2	—	32.8
Total revenues and sales	—	284.4	1,095.2	(6.2)	1,373.4
Costs and expenses:
Cost of services	—	100.2	574.2	(5.6)	668.8
Cost of products sold	—	25.9	3.0	—	28.9
Selling, general and administrative	—	39.4	164.5	(0.6)	203.3
Depreciation and amortization	3.8	74.5	226.5	—	304.8
Merger, integration and other costs	—	—	5.0	—	5.0
Restructuring charges	—	0.8	3.6	—	4.4
Total costs and expenses	3.8	240.8	976.8	(6.2)	1,215.2
Operating (loss) income	(3.8)	43.6	118.4	—	158.2
Earnings (losses) from consolidated subsidiaries	5.4	(23.2)	(7.4)	25.2	—
Dividend income on Uniti common stock	17.6	—	—	—	17.6
Other expense, net	—	—	(1.2)	—	(1.2)
Net loss on early extinguishment of debt	(35.4)	—	—	—	(35.4)
Other-than-temporary impairment loss on investment in Uniti common stock	(181.9)	—	—	—	(181.9)
Intercompany interest income (expense)	24.8	(10.0)	(14.8)	—	—
Interest expense	(92.6)	(37.4)	(89.7)	—	(219.7)
(Loss) income before income taxes	(265.9)	(27.0)	5.3	25.2	(262.4)
Income tax (benefit) expense	(34.3)	(1.4)	4.9	—	(30.8)
Net (loss) income	$(231.6)	$(25.6)	$0.4	$25.2	$(231.6)
Comprehensive income (loss)	$46.9	$(25.6)	$0.4	$25.2	$46.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of March 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$5.9	$45.6	$—	$51.5
Accounts receivable, net	—	181.2	473.6	—	654.8
Notes receivable - affiliate	—	4.9	—	(4.9)	—
Affiliates receivable, net	—	773.7	1,489.6	(2,263.3)	—
Inventories	—	63.4	23.6	—	87.0
Prepaid expenses and other	22.2	41.1	106.5	—	169.8
Total current assets	22.2	1,070.2	2,138.9	(2,268.2)	963.1
Investments in consolidated subsidiaries	6,875.3	—	395.5	(7,270.8)	—
Notes receivable - affiliate	—	309.6	—	(309.6)	—
Goodwill	1,636.6	1,841.2	1,212.4	—	4,690.2
Other intangibles, net	506.0	551.4	520.3	—	1,577.7
Net property, plant and equipment	6.6	1,246.8	4,322.2	—	5,575.6
Deferred income taxes	—	318.3	116.7	(435.0)	—
Other assets	24.2	16.3	57.1	—	97.6
Total Assets	$9,070.9	$5,353.8	$8,763.1	$(10,283.6)	$12,904.2
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$19.3	$—	$—	$—	$19.3
Current portion of long-term lease obligations	—	50.7	122.2	—	172.9
Accounts payable	—	89.7	246.1	—	335.8
Affiliates payable, net	2,274.6	—	—	(2,263.3)	11.3
Notes payable - affiliate	—	—	4.9	(4.9)	—
Advance payments and customer deposits	—	44.8	170.3	—	215.1
Accrued taxes	0.2	23.1	57.6	—	80.9
Accrued interest	91.7	3.5	0.8	—	96.0
Other current liabilities	36.9	101.4	231.4	—	369.7
Total current liabilities	2,422.7	313.2	833.3	(2,268.2)	1,301.0
Long-term debt	5,360.2	99.6	—	—	5,459.8
Long-term lease obligations	—	1,392.2	3,394.9	—	4,787.1
Accumulated losses in excess of investments	—	110.2	—	(110.2)	—
Notes payable - affiliate	—	—	309.6	(309.6)	—
Deferred income taxes	533.2	—	—	(435.0)	98.2
Other liabilities	32.4	53.8	449.5	—	535.7
Total liabilities	8,348.5	1,969.0	4,987.3	(3,123.0)	12,181.8
Commitments and Contingencies (See Note 15)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	1,216.7	3,788.3	825.3	(4,613.6)	1,216.7
Accumulated other comprehensive income (loss)	8.8	—	(1.3)	1.3	8.8
(Accumulated deficit) retained earnings	(503.1)	(442.9)	2,869.9	(2,427.0)	(503.1)
Total equity	722.4	3,384.8	3,775.8	(7,160.6)	722.4
Total Liabilities and Equity	$9,070.9	$5,353.8	$8,763.1	$(10,283.6)	$12,904.2

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
Commitments and Contingencies (See Note 15)
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(36.3)	$53.9	$114.3	$—	$131.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	0.1	(39.9)	(203.6)	—	(243.4)
Cash acquired from EarthLink	—	0.7	4.3	—	5.0
Other, net	—	—	(2.5)	—	(2.5)
Net cash provided from (used in) investing activities	0.1	(39.2)	(201.8)	—	(240.9)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(24.3)	—	—	—	(24.3)
Contributions from Windstream Holdings, Inc.	9.6	—	—	—	9.6
Repayments of debt and swaps	(698.1)	(435.3)	—	—	(1,133.4)
Proceeds of debt issuance	1,315.6	—	—	—	1,315.6
Debt issuance costs	(7.0)	—	—	—	(7.0)
Intercompany transactions, net	(549.8)	441.8	108.0	—	—
Payments under long-term lease obligations	—	(11.9)	(28.7)	—	(40.6)
Payments under capital lease obligations	—	(6.4)	(2.3)	—	(8.7)
Other, net	(9.8)	0.8	(0.8)	—	(9.8)
Net cash provided from (used in) financing activities	36.2	(11.0)	76.2	—	101.4
Increase (decrease) in cash and cash equivalents	—	3.7	(11.3)	—	(7.6)
Cash and Cash Equivalents:
Beginning of period	—	2.2	56.9	—	59.1
End of period	$—	$5.9	$45.6	$—	$51.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash provided from (used in) operating activities	$235.8	$61.3	$(169.6)	$—	$127.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.2)	(60.4)	(203.2)	—	(263.8)
Proceeds from sale of property	—	1.0	5.2	—	6.2
Net cash used in investing activities	(0.2)	(59.4)	(198.0)	—	(257.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(44.1)	—	—	—	(44.1)
Repayments of debt and swaps	(985.3)	—	—	—	(985.3)
Proceeds of debt issuance	1,278.0	—	—	—	1,278.0
Debt issuance costs	(10.7)	—	—	—	(10.7)
Intercompany transactions, net	(441.9)	7.6	431.0	3.3	—
Payments under long-term lease obligations	—	(10.8)	(26.0)	—	(36.8)
Payments under capital lease obligations	—	—	(19.8)	—	(19.8)
Other, net	(7.9)	0.9	(0.9)	—	(7.9)
Net cash (used in) provided from financing activities	(211.9)	(2.3)	384.3	3.3	173.4
Increase (decrease) in cash and cash equivalents	23.7	(0.4)	16.7	3.3	43.3
Cash and Cash Equivalents:
Beginning of period	—	1.1	33.5	(3.3)	31.3
End of period	$23.7	$0.7	$50.2	$—	$74.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

15. Commitments and Contingencies:

Lease Commitments

Minimum rental commitments for all non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows for each of the years ended March 31:

Year	(Millions)
2018	$157.0
2019	125.3
2020	99.4
2021	65.6
2022	51.8
Thereafter	118.8
Total	$617.9

Rental expense totaled $40.0 million and $28.8 million for the three month periods ended March 31, 2017 and 2016, respectively.

Litigation

On February 9, 2015, a putative stockholder filed a Shareholder Class Action Complaint in the Delaware Court of Chancery (the “Court”), captioned Doppelt v. Windstream Holdings, Inc., et al., C.A. No. 10629-VCN, against the Company and its Board of Directors.  This complaint was accompanied by a motion for a preliminary injunction seeking to enjoin the spin-off. The Court, ruling from the bench on February 19, 2015 - the day before a special meeting of stockholders was scheduled to vote on a reverse stock split and amended governing documents (the “Proposals”) - denied plaintiff’s motion for a preliminary injunction, reasoning that much of the information sought by plaintiff had been disclosed in public filings available on the United States Securities and Exchange Commission’s website, the Windstream Holdings’ Board of Directors was in no way conflicted, and while approval of the Proposals would facilitate the spin-off, approval was not necessary to effect the spin-off. On March 16, 2015, plaintiff, joined by a second putative Windstream stockholder, filed an Amended Shareholder Class Action Complaint alleging breaches of fiduciary duty by the Company and its Board concerning Windstream’s disclosures and seeking to rescind the spin-off and unspecified monetary damages. On February 5, 2016, the Court dismissed Windstream as a named party and also dismissed the plaintiffs’ demand to rescind the spin-off, but otherwise denied Windstream’s motion to dismiss plaintiffs’ claims. On or about January 27, 2017, the plaintiffs filed a motion seeking class certification which the Court granted on April 17, 2017. A trial is scheduled to begin on June 20, 2018.

In addition, numerous copyright holders represented by RightsCorp, Inc. (“RightsCorp”) have sent notices and a letter to Windstream in which they have asserted that our customers have utilized our services to allegedly illegally download and share alleged copyrighted material via peer-to-peer or “filesharing” programs and threatened to file a lawsuit. These holders maintain that Windstream is responsible for alleged infringement because after notification, Windstream did not shut off service to customers alleged to be repeat infringers, and, further, that Windstream may not claim a safe harbor pursuant to the Digital Millennium Copyright Act of 1998. On June 27, 2016, Windstream filed a complaint for declaratory judgment in the United States District Court - Southern District of New York against RightsCorp and BMG Rights Management (US) LLC, a client of RightsCorp, seeking a declaration that it is not liable under applicable laws for any alleged copyright infringement and that the defendants are not entitled to any alleged damages from Windstream for alleged copyright infringement. On April 17, 2017, the court granted the motion to dismiss filed by RightsCorp and BMG Rights Management (US) LLC, finding Windstream’s complaint for declaratory judgment did not present a case or controversy. Windstream is evaluating its options, including an appeal of the ruling.

We believe that we have valid defenses to the allegations asserted in the class action lawsuit and by RightsCorp and its client(s), and we plan to vigorously defend the claims pursued against us in any legal proceeding. While the ultimate resolution of the matters is not currently predictable, if there are adverse rulings against Windstream in either of these two matters, either ruling could constitute a material adverse outcome on our future consolidated results of operations, cash flows, or financial condition.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

15. Commitments and Contingencies, Continued:

We are party to various legal proceedings and the ultimate resolution of these legal proceedings cannot be determined at this time. However, based on current circumstances, management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

Finally, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material adverse effect on our consolidated financial condition or results of our operations.

Other Matters

Windstream and one of its Enterprise customers have an agreement pursuant to which Windstream provides communication services to several of the customer’s locations. The majority of funding for the services is administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. We plan to oppose the denial, and while the ultimate resolution is not currently predictable, if there is a future adverse legal ruling against Windstream, the ruling could constitute a material adverse outcome on our future consolidated results of operations, cash flows or financial condition.

16. Subsequent Event:

On April 12, 2017, Windstream Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadview Networks Holdings, Inc. (“Broadview”), and Beethoven Merger Subsidiary, Inc., (“Merger Sub”), providing for Broadview to be acquired by Windstream Holdings through a merger effected under Delaware law (the “Merger”). Subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Broadview, with Broadview continuing as the surviving corporation in the Merger and as an indirect wholly owned subsidiary of Windstream Holdings. Broadview is a leading provider of cloud-based unified communications solutions to small and medium-sized businesses and offers a broad suite of cloud-based services which will improve our competitiveness and ability to provide enhanced services to business customers. Upon completion of the Merger, Windstream will add approximately 20,000 small and medium-sized business and enterprise customers and approximately 3,000 incremental route fiber miles. Pursuant to the terms of the Merger Agreement, each share of Broadview’s common stock, par value $.01 per share that is issued and outstanding immediately prior to such effective time will be automatically converted into the right to receive cash consideration of $6.98 per share. Including Broadview’s debt obligations to be assumed by Windstream, the transaction is valued at approximately $227.5 million.

Consummation of the Merger is subject to certain conditions, including the receipt of regulatory approvals, including the approval of the FCC. The transaction is expected to close during the third quarter of 2017.

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

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three month period ended March 31, 2017, the amount of pretax expenses directly incurred by Windstream Holdings were approximately $0.3 million, compared to $0.5 million for the same period in 2016. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.2 million for the three month period ended March 31, 2017 compared to $0.3 million in 2016. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

ACQUISITION OF EARTHLINK HOLDINGS CORP

On February 27, 2017, Windstream Holdings completed its merger with Earthlink Holdings Corp. (“EarthLink”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2016,whereby EarthLink merged into Europa Merger Sub, Inc., an wholly-owned subsidiary of Windstream Services, LLC, and survived, and immediately following, merged with Europa Merger Sub, LLC, a wholly-owned subsidiary of Windstream Services, LLC, with Merger Sub surviving and changing its name to EarthLink Holdings, LLC (the “Merger”). Earthlink Holdings, LLC is a direct, wholly-owned subsidiary of Windstream Services and provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. As a result of the Merger, Windstream added approximately 700,000 customers and approximately 16,000 incremental route fiber miles. In the Merger, each share of EarthLink common stock was exchanged for 0.818 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings issued approximately 88 million shares of its common stock and assumed approximately $435 million of EarthLink’s long-term debt, in a transaction valued at approximately $1.1 billion. Upon closing of the Merger, Windstream Holdings’ stockholders own approximately fifty-one percent (51%) and EarthLink stockholders own approximately forty-nine percent (49%) of the combined company. As a result of the Merger, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over an extensive national footprint now spanning approximately 147,000 fiber route miles. We also expect to achieve operating and capital expense synergies in integrating EarthLink’s operations into our existing business segment structure. For additional information regarding the Merger, including our refinancing of EarthLink’s long-term debt, see Notes 2 and 4 to the consolidated financial statements.

OVERVIEW

We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and wholesale customers across the United States. We provide data, cloud solutions, unified communications and managed services to small business and enterprise clients. We also offer bundled services, including broadband, security solutions, voice and digital television to consumers. We supply core transport solutions on a local and long-haul fiber network spanning approximately 147,000 miles, including network assets acquired in the Merger.

Our vision is to provide a best-in-class customer experience through a world-class network. Our “network first” strategy entails leveraging our existing infrastructure and investing in the latest technologies to create significant value for both our customers and our shareholders. Following the completion of the Merger, our business unit organizational structure will be focused on the following four core customer groups: ILEC Consumer and Small Business, Wholesale, Enterprise, and CLEC Consumer and Small Business, as further defined below. This organizational structure aligns all aspects of the customer relationship (sales, service delivery, and customer service) to improve accountability to the customer and sharpen our operational focus.

We differentiate our business customers between enterprise and small business generally based on the monthly recurring revenue generated by the customer. Enterprise customers consist of those relationships that have the propensity now or in the future to generate at least $1,500 or more in monthly recurring revenue. Business customers not meeting this criterion are classified as small business. In classifying our business customers, we consider the maximum potential revenue to be generated from the customer relationship for both our existing customer base and any new customers in determining which business unit can best support the customer. Accordingly, over time, we may prospectively change the classification of a particular business customer between enterprise and small business. Our consumer and small business customer base is further disaggregated between those customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in services areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. Under this organizational structure, we have combined our ILEC Consumer and Small Business operations into one segment and we have combined into a separate segment our CLEC Consumer and Small Business operations due to similarities with respect to product and service offerings, marketing strategies and customer service delivery.

With the completion of the Merger, we have a focused operational strategy for each business segment with the overall objective to generate strong financial returns for our investors by leveraging our existing network and grow adjusted OIBDA, which is defined as operating income plus depreciation and amortization, adjusted to exclude the impact of merger, integration and other costs, restructuring charges, pension expense and share-based compensation.

Our operational strategy for each of our business segments are as follows:

ILEC Consumer & Small Business
Enhance broadband network and deliver more speed to more customers
Wholesale
Leverage extensive network to increase sales and drive cost reductions
Enterprise
Improve contribution margin through focused sales, operating efficiencies and reduction in network access costs
CLEC Consumer & Small Business
Improve contribution margin by growing profitable customer relationships and managing costs
Grow Adjusted OIBDA

See “Segment Operating Results” for further discussion of our operating strategy, product and service offerings, sales and marketing efforts and the competitive landscape in which we operate.

EXECUTIVE SUMMARY

Our operational focus for 2017 is on integrating the operations of EarthLink to achieve our expected operating expense and capital expenditure synergies, improving ILEC consumer trends by capitalizing on our network investments that enable greater broadband speeds, increasing the profitability of our enterprise business, and leveraging our advanced technology to drive sales and improve the overall customer experience. During the first quarter of 2017, we achieved the following related to these initiatives:

•
Grew our Enterprise contribution margin by approximately $12.0 million, or 17.0 percent, compared to the same period in 2016, primarily due to the merger with EarthLink. Maintained stable contribution margins in our other businesses through disciplined expense management.

•
Continued to invest in our network to expand its capabilities by extending our fiber and fixed wireless footprints in key cities, building our long-haul express fiber transport network throughout the western United States, and expanding the availability of premium broadband speeds to our customers.

•
Improved our debt maturity profile through the completion of refinancing activities including debt assumed in the Merger. As a result, there are no significant maturities of long-term debt prior to April 2020.

•	Returned value to our shareholders through the payment of our quarterly dividend.

As further discussed in Note 16 to the consolidated financial statements, we announced an agreement to acquire Broadview Networks Holdings, Inc. (“Broadview”), in an all-cash transaction valued at approximately $227.5 million. Broadview is a leading provider of cloud-based unified communications solutions to small and medium-sized business. Broadview’s unified communications platforms are complementary to our existing Software Defined Wide Area Networking (“SDWAN”) product offering. In addition, Broadview has an experienced sales force and strong channel partner program, which we will leverage to sell unified communications services across our small business and mid-market enterprise customer bases.

Our consolidated operating results for the three month period ended March 31, 2017 were favorably impacted by revenue growth in ILEC consumer high-speed Internet and enterprise data and integrated services, primarily due to continued migration of customers to higher speeds and increased demand, respectively, as well as incremental revenues attributable to the acquisition of EarthLink. These increases were partially offset by reductions in small business, wholesale, and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively. When compared to the same period a year ago, operating results for the three month period ended March 31, 2017 were adversely impacted by higher depreciation and amortization expense of $33.7 million and increased merger, integration and other costs of $52.3 million, primarily attributable to the acquisition of EarthLink. Depreciation expense also increased year-over-year due to changes implemented in the fourth quarter 2016, the effects of which were to extend the useful lives of certain fiber assets from 20 to 25 years and to shorten the depreciable lives of assets used by certain of our subsidiaries.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2017	2016	Amount	%
Revenues and sales:
Service revenues	$1,344.4	$1,340.6	$3.8	—
Product sales	21.3	32.8	(11.5)	(35)
Total revenues and sales	1,365.7	1,373.4	(7.7)	(1)
Costs and expenses:
Cost of services (a)	682.4	668.8	13.6	2
Cost of products sold	20.8	28.9	(8.1)	(28)
Selling, general and administrative	213.3	203.8	9.5	5
Depreciation and amortization	338.5	304.8	33.7	11
Merger, integration and other costs	57.3	5.0	52.3	*
Restructuring charges	7.4	4.4	3.0	68
Total costs and expenses	1,319.7	1,215.7	104.0	9
Operating income	46.0	157.7	(111.7)	(71)
Dividend income on Uniti common stock	—	17.6	(17.6)	(100)
Other income (expense), net	0.7	(1.2)	1.9	*
Net loss on early extinguishment of debt	(3.2)	(35.4)	32.2	(91)
Other-than-temporary impairment loss on investment in Uniti common stock (b)	—	(181.9)	181.9	*
Interest expense	(211.8)	(219.7)	7.9	(4)
Loss before income taxes	(168.3)	(262.9)	94.6	(36)
Income tax benefit	(57.0)	(31.0)	(26.0)	84
Net loss	$(111.3)	$(231.9)	$120.6	(52)
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 10 for further discussion of this impairment loss.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table presents the primary drivers of the change in service revenues compared to the same period a year ago:

	Three Months Ended March 31, 2017
	Increase (Decrease)
(Millions)	Amount	%
Increase attributable to acquisition of EarthLink	$82.0
Decrease in Enterprise revenues (a)	(10.2)
Decrease in ILEC Consumer and Small Business revenues (b)	(6.0)
Decrease in Wholesale revenues (c)	(17.5)
Decrease in CLEC Consumer and Small Business revenues (d)	(24.2)
Decrease in regulatory and other revenues (e)	(20.3)
Net increase in service revenues	$3.8	—

(a)	Decrease was primarily due to a reduction in traditional voice and long-distance revenues due to lower usage and the effects of competition.

(b)
Decrease was primarily from reductions in both Consumer and Small Business - ILEC voice-only revenues attributable to a decline in customers due to the impacts of competition. The decrease was partially offset by growth in high-speed Internet bundles due to the continued migration of customers to higher speeds and targeted price increases.

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

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services and wholesale reseller revenues generated from the master services agreement with Uniti.

The decrease in regulatory and other revenues during the three month period ended March 31, 2017 was primarily from reductions in switched access revenues, federal USF surcharges and ARM support due to the impacts of inter-carrier compensation reform and decreases in state USF revenues.

See “Segment Operating Results” for a further discussion of changes in Enterprise, ILEC Consumer and Small Business, Wholesale, and CLEC Consumer and Small Business revenues.

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

The following table presents the primary drivers of the change in product sales compared to the same period a year ago:

	Three Months Ended March 31, 2017
	Increase (Decrease)
(Millions)	Amount	%
Increase in CLEC consumer and small business product sales	$3.0
Decrease in ILEC consumer and small business product sales	(0.2)
Decrease in contractor sales	(2.2)
Decrease in enterprise product sales (a)	(12.1)
Net decrease in product sales	$(11.5)	(35)

(a)
Decrease was primarily due to our efforts to improve profitability by streamlining our product offerings and shifting our focus from product sales to offering high-value integrated solutions to our customers designed to produce higher margins and recurring revenue streams.

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, bad debt and business taxes. Network operations charges include salaries and wages, materials, contractor costs, IT support and costs to lease certain network facilities. Interconnection consists of charges incurred to access the public switched network and transport traffic to the Internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Other expenses consist of third-party costs for ancillary voice and data services, business and financial services, bad debt and business taxes. Other costs for the first quarter of 2017 also include a reserve for a potential penalty attributable to not meeting certain spend commitments under a circuit discount plan of approximately $6.0 million.

The following table presents the primary drivers of the change in cost of services compared to the same period a year ago:

	Three Months Ended March 31, 2017
	Increase (Decrease)
(Millions)	Amount	%
Increase attributable to acquisition of EarthLink	$47.5
Increase in postretirement and pension (a)	4.3
Increase in network operations (b)	3.7
Increase in other expenses	1.6
Decrease in federal USF expense (c)	(7.3)
Decrease in interconnection expense (d)	(36.2)
Net increase in cost of services	$13.6	2

(a)
Increase in postretirement and pension expense primarily resulted from a curtailment gain recognized during the three month period ended March 31, 2016 in the amount of $5.5 million, of which $4.5 million reduced cost of services, related to the elimination of medical and prescription subsidies for certain active employees. See Note 7 for additional information.

(b)
The increase in network operations was primarily due to contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers and higher leased network facilities costs attributable to expansion of our fiber transport network.

(c)
Decrease in federal USF contributions was primarily driven by a decrease in the USF contribution factor for the three month period ended March 31, 2017, compared to the same period a year ago, and the overall reduction in revenues.

(d)
Decrease in interconnection expense was primarily attributable to rate reductions and costs improvements from the continuation of network efficiency projects, declining growth in customers, and lower long distance usage, partially offset by increased purchases of circuits due to the growth in data customers as well as higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The change in cost of products sold was generally consistent with the change in product sales.

The following table presents the primary drivers of the change in cost of products sold compared to the same period a year ago:

	Three Months Ended March 31, 2017
	Increase (Decrease)
(Millions)	Amount	%
Decrease in product sales to consumer and small business customers	$(0.7)
Decrease in sales to contractors	(2.3)
Decrease in product sales to enterprise customers	(5.1)
Net decrease in cost of products sold	$(8.1)	(28)

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table presents the primary drivers of the change in SG&A expenses compared to the same period a year ago:

	Three Months Ended March 31, 2017
	Increase (Decrease)
(Millions)	Amount	%
Increase attributable to acquisition of EarthLink	$18.3
Increase in postretirement and pension (a)	1.8
Decrease in sales and marketing expenses	(1.2)
Decrease in salaries and other benefits (b)	(7.1)
Decrease in other costs	(2.3)
Net increase in SG&A	$9.5	5

(a)
Increase in postretirement and pension expense primarily resulted from a curtailment gain recognized during the three month period ended March 31, 2016 in the amount of $5.5 million, of which $1.0 million reduced SG&A, related to the elimination of medical and prescription subsidies for certain active employees. See Note 7 for additional information.

(b)
Decrease was primarily due to reduced headcount in our Enterprise segment to increase operating efficiency and restructure our sales and customer service workforce to improve the overall customer experience.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table presents the primary drivers of the change in depreciation and amortization expense compared to the same period a year ago:

	Three Months Ended March 31, 2017
	Increase (Decrease)
(Millions)	Amount	%
Increase in depreciation expense (a)	$25.0
Increase attributable to acquisition of EarthLink	15.3
Decrease in amortization expense (b)	(6.6)
Net increase in depreciation and amortization expense	$33.7	11

(a)
Increase in depreciation expense was primarily due to the implementation of new depreciation rates that shortened the depreciable lives of assets used by certain of our subsidiaries partially offset by the effects of extending the useful lives of certain fiber assets from 20 to 25 years. See Note 1 to the consolidated financial statements for additional information.

(b)
Decrease in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

Merger, Integration and Other Costs and Restructuring Costs

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger, integration and other costs in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees and severance and employee benefit costs related to the merger with EarthLink. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. We will complete this project in 2017. Costs related to the network optimization project and our merger with EarthLink account for the merger, integration and other costs incurred in 2017.

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

In the first quarter of 2017, we completed reductions in our workforce eliminating approximately 280 positions in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology workgroups to more efficiently manage our operations. In completing these workforce reductions, we incurred severance and other employee benefit costs of $7.1 million. Restructuring charges in the first three months of 2016 principally consisted of $4.3 million of severance and other employee-related costs incurred in connection with completing several small workforce reductions.

Set forth below is a summary of merger, integration and other costs and restructuring charges:

	Three Months Ended March 31,
(Millions)	2017	2016
Merger, integration and other costs:
Information technology conversion costs	$0.9	$—
Costs related to merger with EarthLink (a)	53.1	—
Network optimization and contract termination costs	3.3	4.2
Consulting and other costs	—	0.8
Total merger, integration and other costs	57.3	5.0
Restructuring charges	7.4	4.4
Total merger, integration and other costs and restructuring charges	$64.7	$9.4

(a)
Includes investment banking, legal, accounting and other consulting fees of $23.4 million, severance and employee benefit costs for EarthLink employees terminated after the Merger of $24.5 million, share-based compensation expense of $4.4 million attributable to the accelerated vesting of assumed equity awards for terminated EarthLink employees and other miscellaneous expenses of $0.8 million.

Summary of Liability Activity Related to Both Merger. Integration and Other Costs and Restructuring Charges

As of March 31, 2017, we had unpaid merger, integration and other costs and restructuring liabilities totaling $16.5 million, which consisted of $3.9 million associated with restructuring initiatives and $12.6 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $111.7 million, or 70.8 percent, during the three month period ended March 31, 2017 primarily due to higher depreciation and amortization expense of $33.7 million and increased merger, integration and other costs of $52.3 million, primarily attributable to the acquisition of EarthLink and reductions in small business, wholesale and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively.

Net loss on Early Extinguishment of Debt

The net loss on early extinguishment of debt was as follows:

	Three Months Ended March 31,
(Millions)	2017	2016
Loss on early extinguishment of EarthLink 2019 and 2020 Notes	$(2.0)	$—
Loss on early extinguishment of senior secured credit facility	(1.2)	—
Loss on early extinguishment of 2017 Notes	—	(48.5)
Gain on early extinguishment from partial repurchase of 2021, 2022 and 2023 Notes	—	13.1
Net loss on early extinguishment of debt	$(3.2)	$(35.4)

During the first quarter of 2017, Windstream Services refinanced EarthLink’s long-term debt obligations that were assumed in the Merger. In repaying these debt obligations prior to their maturity, Windstream Services recognized a pre-tax loss of $(2.0) million. Windstream Services also repaid term loan Tranche B5 of its senior secured credit facility through the issuance of a new term loan under Tranche B7, which effectively extended the maturity of the term loan from 2019 to 2024. In completing this refinancing, Windstream recognized a pre-tax loss of $(1.2) million.

Comparatively, in the three-month period ended March 31, 2016, Windstream Services repurchased a portion of its 2017 Notes during the first quarter of 2016. The partial repurchase was accounted for as an extinguishment, and accordingly, Windstream Services recognized a pre-tax loss of $(48.5) million. Windstream Services also repurchased in the open market certain of its senior unsecured notes representing an aggregate principal amount of $154.2 million. The partial repurchase was accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a pretax gain of $13.1 million.

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended March 31,
(Millions)	2017	2016
Senior secured credit facility, Tranche B	$22.7	$6.0
Senior secured credit facility, revolving line of credit	5.2	4.7
Senior unsecured notes	54.1	79.1
Notes issued by subsidiaries	3.9	1.7
Interest expense - long-term lease obligations:
Telecommunications network assets	122.8	126.9
Real estate contributed to pension plan	1.5	1.5
Impacts of interest rate swaps	2.8	2.8
Interest on capital leases and other	1.1	0.6
Less capitalized interest expense	(2.3)	(3.6)
Total interest expense	$211.8	$219.7

Interest expense decreased $7.9 million, or 4 percent, for the three-month period ended March 31, 2017 as compared to the same period in 2016. The decrease was primarily due to reduced interest costs resulting from the retirement of the 2017 Notes and the partial repurchases of the 2021 Notes, 2022 Notes, and 2023 Notes completed in 2016 pursuant to a debt repurchase program authorized by Windstream Services’ board of directors. Interest expense associated with the long-term lease obligation under the master lease with Uniti also decreased $4.1 million due to a larger portion of the monthly lease payment being recorded as a reduction to the long-term lease obligation in applying the effective interest method over the initial term of the master lease. These decreases were partially offset by additional interest costs attributable to incremental term loans under Tranche B6 and B7 of the senior secured credit facility, the proceeds of which were primarily used to repurchase a portion of the 2017 Notes and to repay EarthLink’s assumed long-term debt obligations and amounts outstanding under Tranche B5.

Income Taxes

During the first quarter of 2017, we recognized an income tax benefit of $57.0 million as compared to an income tax benefit of $31.0 million for the same period in 2016. The income tax benefit recorded in the first quarter of 2017 reflected the loss before taxes. This benefit was offset by discrete tax expense of $5.2 million for nondeductible transaction costs associated with the merger with EarthLink and discrete tax expense of $2.3 million associated with the vesting of restricted stock. Comparatively, the income tax benefit recorded for the three month period ended March 31, 2016 reflected the loss before taxes offset by discrete tax expense of $69.6 million related to our investment in Uniti common stock. Our effective tax rate was 33.9 percent for the three month period ended March 31, 2017 as compared to 11.8 percent in the same period in 2016. The effective rates for the three month periods ended March 31, 2017 and 2016 were impacted by the discrete items discussed above.

For 2017, our annualized effective income tax rate is expected to range between 38.0 percent and 39.0 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

SEGMENT OPERATING RESULTS

Following the Merger, our business unit organizational structure consists of the following four core customer groups:

ILEC Consumer and Small Business - Products and services offered to customers include traditional local and long-distance voice services and high-speed Internet services, which are delivered primarily over network facilities operated by us. We offer consumer video services primarily through a relationship with Dish Network LLC and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a complete video entertainment offering in our Lincoln, Nebraska; Lexington, Kentucky; Sugar Land, Texas markets, as well as several communities in North Carolina.

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

CLEC Consumer and Small Business - Products and services offered to customers include integrated voice and data services, advanced data and traditional voice and long-distance services, as well as value added services including online backup, managed web design and web hosting, and various e-mail services.

Our segment operating results presented below are based on how we assess operating performance and internally report financial information. We evaluate performance of the segments based on segment income, which is computed as segment revenues and sales less segment operating expenses. Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Certain operating revenues are derived from activities that are centrally-managed by us and, accordingly, these revenues are not included in any of our four segments presented below. These other operating revenues include revenue from federal and state universal service funds, CAF Phase II support, and funds received from federal access recovery mechanisms. We also generate other service revenues from providing switched access services, which include usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities. Other operating revenues also include certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs and product sales to contractors.

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger, integration and other costs, restructuring charges, share-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain regulatory fees, cost of products sold to contractors and centrally-managed administrative functions, such as accounting and finance, information technology, engineering, network management, legal and human resources, are not assigned to our segments. Interest expense and net loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in Uniti common stock consisting of dividend income and other-than-temporary impairment loss, as well as other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating

See Note 13 to the consolidated financial statements for a reconciliation of total segment revenues and sales to consolidated revenues and sales and segment income to consolidated net loss.

ILEC CONSUMER AND SMALL BUSINESS SEGMENT

As of March 31, 2017, the ILEC Consumer and Small Business segment includes approximately 1.5 million residential and small business customers. This segment generated $391.0 million in revenue and $221.7 million in segment income, or contribution margin, during the first quarter of 2017.

Strategy

Within our ILEC Consumer and Small Business segment, we are focused on expanding and enhancing our broadband capabilities to provide a great customer experience, drive higher average revenue per customer and increase market share.

We expect to grow revenue by continuing to increase broadband speeds and capacity throughout our territories. Project Excel, which began in late 2015, focused on upgrading our fiber-fed infrastructure with Very high-bit-rate Digital Subscriber Line Generation 2 (“VDSL2”) electronics to enable faster broadband speeds and enhances our backhaul capabilities to address future capacity demands and improve network reliability. As we approach the completion of this project , we will be able to provide 25 megabits per second (“Mbps”) speeds to 54 percent of our broadband footprint and 50 Mbps speeds to 30 percent; which are very competitive offerings in our rural markets. We believe these network upgrades will provide a great customer experience, which should help drive higher average revenue per customer per month and allow us to increase our market share.

We have increased Internet availability across all speed tiers and can now offer premium Internet speeds of 50 Mbps and higher to approximately 25 percent of our footprint. In addition, we have launched 1-Gigabit Internet service in four market areas to deliver faster speeds to more of our customer base. CAF funding will also support and expand our broadband capabilities.

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

ILEC Consumer and Small Business Segment Results of Operations

The following table reflects the ILEC Consumer and Small Business segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2017	2016	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$266.1	$261.1	$5.0	2
Voice-only (b)	33.6	39.0	(5.4)	(14)
Video and miscellaneous	11.0	11.6	(0.6)	(5)
Total consumer	310.7	311.7	(1.0)	—
ILEC small business (c)	80.1	85.1	(5.0)	(6)
Total service revenues	390.8	396.8	(6.0)	(2)
Product sales	0.2	0.4	(0.2)	(50)
Total revenues and sales	391.0	397.2	(6.2)	(2)
Costs and expenses (d)	169.3	169.1	0.2	—
Segment income	$221.7	$228.1	$(6.4)	(3)

(a)
Increase was primarily due to the continued migration of customers to higher speeds and targeted price increases, partially offset by declines in high-speed Internet customers. Demand for faster broadband speeds are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

(b)	Decrease was primarily attributable to declines in households served due to the impacts of competition.

(c)	Decrease was primarily attributable to lower usage for voice-only services and declines in customers due to the impacts of competition.

(d)
The increase was primarily due to contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers offset by a reduction in interconnection expense, reflecting lower voice-only revenues due to the decline in households served.

The following table reflects the ILEC Consumer and Small Business segment operating metrics:

	March 31,		Increase (Decrease)
(Thousands)	2017	2016	Amount	%
ILEC Consumer Operating Metrics:
Households served (a)	1,337.5	1,430.7	(93.2)	(7)
High-speed Internet customers (b)	1,047.6	1,092.0	(44.4)	(4)
Digital television customers (c)	310.0	350.1	(40.1)	(11)
ILEC Small Business customers (d)	133.0	144.3	(11.3)	(8)

(a)
The decrease in the number of consumer households served was primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three month period ended, March 31, 2017, consumer households served decreased by 17,100, compared to a decrease of 15,100 for the same period in 2016.

(b)
The decrease in consumer high-speed Internet customers was primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink. As of March 31, 2017, we provided high-speed Internet service to approximately 78 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the three month period ended, March 31, 2017, consumer high-speed Internet customers decreased by 3,500, compared to a decrease of 3,100 for the same period in 2016.

(c)
For the three month period ended, March 31, 2017, digital television customers decreased by 11,000, compared to a decrease of 9,200 for the same period in 2016, primarily due to competition from other service providers.

(d)
The decrease in small business customers was primarily due to business closures and competition from cable companies. For the three month period ended, March 31, 2017, small business customers decreased by 2,900, compared to a decrease of 2,500 for the same period in 2016.

We expect the number of consumer households, consumer high-speed Internet customers, digital television subscribers and small business customers in our ILEC footprint to continue to be impacted by the effects of competition.

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale customers, including telecom companies, content providers, and cable and other network operators. The Wholesale business unit produced $157.5 million in revenue and $107.5 million in contribution margin for the first quarter of 2017.

Strategy

Our Wholesale strategy focuses on expanding our network in strategic, high-traffic locations to drive new sales through the connection of our long-haul network from carrier hotels, international landing stations and data centers to our high fiber density markets. Our fiber network connects common interconnection points in tier one locations to our tier two and three markets, enabling our customers to reach their end users through unique and diverse routes. Including network assets acquired in the Merger, our fiber network spans approximately 147,000 route miles of fiber. We have made significant investments in our network adding route miles and new access points to provide advanced Wave and Metro Ethernet Forum (“MEF”) Ethernet services. With further expansion of our fiber transport network through capital investment, we will provide our customers located on the West Coast with direct access to our network. Our sales team continues to target high growth areas including content, international and cable television providers.

To maintain our contribution margins in our Wholesale business, we will continue to invest in our network, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Wholesale Segment Results of Operations

The following table reflects the Wholesale segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2017	2016	Amount	%
Revenues:
Core wholesale (a)	$134.1	$130.8	$3.3	3
Resale (b)	17.6	19.7	(2.1)	(11)
Total core wholesale and resale	151.7	150.5	1.2	1
Wireless TDM (c)	5.8	12.7	(6.9)	(54)
Total revenues	157.5	163.2	(5.7)	(3)
Costs and expenses (d)	50.0	45.5	4.5	10
Segment income	$107.5	$117.7	$(10.2)	(9)

(a)
Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The increase during the three month period March 31, 2017 was primarily attributable to incremental revenues of $11.8 million due to the acquisition of EarthLink, partially offset by lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks.

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

(d)
The increase was primarily related to additional interconnection expense of $5.1 million related to the acquisition of EarthLink partially offset by reductions in long-distance usage by our wholesale customers and rate reductions and costs improvements from the continuation of network efficiency projects.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first quarter of 2017, the Enterprise segment generated $525.5 million in revenue and $82.5 million in contribution margin.

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

We believe we can continue to drive meaningful improvements in our Enterprise margins by focusing on more profitable market segments and further leveraging our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. We have made progress on this goal by increasing margins from 10 percent in the first quarter of 2015 to 16 percent in the first quarter of 2017 and we expect to further expand contribution margins to 20 percent by 2018.

To grow profitability, we are focused on leveraging the latest technology in offering next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. SDWAN and Unified Communication as a Service (“UCaaS”) represent two examples of next-generation solutions where we are seeing significant market traction. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the market place.

Enterprise Service Revenues

The following table reflects the Enterprise segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2017	2016	Amount	%
Revenues and sales:
Service revenues:
Voice and long-distance (a)	$149.3	$148.1	$1.2	1
Data and integrated services (b)	336.3	317.3	19.0	6
Miscellaneous (c)	30.3	26.0	4.3	17
Total service revenues	515.9	491.4	24.5	5
Product sales (d)	9.6	21.7	(12.1)	(56)
Total revenues and sales	525.5	513.1	12.4	2
Costs and expenses (e)	443.0	442.6	0.4	—
Segment income	$82.5	$70.5	$12.0	17

(a)
The increase during the three month period March 31, 2017 was primarily attributable to incremental revenues of $13.1 million as a result of the acquisition of EarthLink, partially offset by a decrease in traditional voice and long-distance service revenues due to lower usage and adverse effects of competition.

(b)	Increase in data and integrated services revenues was primarily due to incremental revenues of $17.5 million from the acquisition of EarthLink.

(c)	Increase in miscellaneous services revenues was primarily due to incremental revenues of $4.0 million from the acquisition of EarthLink.

(d)
Decrease was primarily due to our efforts to improve profitability by streamlining our product offerings and shifting our focus from product sales to offering high-value integrated solutions to our customers designed to produce higher margins and recurring revenue streams.

(e)
Increase was primarily due to incremental interconnection costs associated with the acquisition of EarthLink in the amount of $15.1 million partially offset by rate reductions and costs improvements from the continuation of network efficiency projects and declining growth in enterprise customers.

The following table reflects the Enterprise segment operating metrics:

	March 31,		Increase (Decrease)
(Thousands)	2017	2016	Amount	%
Enterprise customers	35.3	26.4	8.9	34

Enterprise customers consist of those relationships that we believe have the propensity now or in the future to generate at least $1,500 or more in monthly recurring revenue. Our enterprise customer base increased due to the acquisition of EarthLink. For the three month period ended, March 31, 2017, Enterprise customers increased by 8,600, compared to an increase of 100 for the same period in 2016.

CLEC CONSUMER AND SMALL BUSINESS SEGMENT

Our CLEC Consumer and Small Business segment now includes EarthLink’s consumer business and small business customers residing outside of our ILEC footprint. During the first quarter of 2017, this segment generated revenue of $140 million and contribution margin of $49 million.

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

Similar to our ILEC Consumer and Small Business operations, we experience competition from cable television companies and other communications services providers in areas served by our CLEC Consumer and Small Business segment.

CLEC Consumer and Small Business Service Revenues

The following table reflects the CLEC Consumer and Small Business segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2017	2016	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet	$9.4	$—	$9.4	*
Dial-up, e-mail and miscellaneous	7.5	—	7.5	*
Total CLEC consumer (a)	16.9	—	16.9	*
CLEC small business (b)	120.4	128.7	(8.3)	(6)
Total service revenues	137.3	128.7	8.6	7
Product sales	3.0	—	3.0	*
Total revenues and sales	140.3	128.7	11.6	9
Cost and expenses (c)	91.5	87.4	4.1	5
Segment income	$48.8	$41.3	$7.5	18

(a)	Increase in CLEC consumer service revenue was due to the acquisition of EarthLink.

(b)
Decrease was primarily attributable to reductions in voice, long-distance, and advanced data service revenues due to a declining customer base partially offset by incremental revenues of $15.9 million from the acquisition of EarthLink.

(c)
Increase was primarily attributable to the incremental costs associated with the acquisition of EarthLink in the amount of $17.9 million partially offset by reductions in voice services and network access costs directly related to the declining customer base.

The following table reflects the CLEC Consumer and Small Business segment operating metrics:

	March 31,		Increase (Decrease)
(Thousands)	2017	2016	Amount	%
CLEC Consumer customers	647.4	—	647.4	*
CLEC Small Business customers	95.5	86.4	9.1	11

Our CLEC consumer and small business customers have increased due to the acquisition of EarthLink. For the three month period ended, March 31, 2017, small business customers increased by 23,400, compared to a decrease of 4,800 for the same period in 2016.

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

In reforming the USF, the Order established the CAF, which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. CAF Phase I provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. In Round 2 of CAF Phase 1 incremental support, we were authorized to receive an additional $86.7 million in support for upgrades and new deployments of broadband service. Of the total amount of $86.7 million made available to us, we received $60.7 million in December 2013 and the remaining $26.0 million in the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we matched, on at least a dollar-for-dollar basis, the total amount of Round 2 funding received. In July 2016, we reported to the FCC our compliance with its March 2016 deadline for broadband deployment to two-thirds of our required locations for Round 2. In July 2017, we will report to the FCC on our compliance with the March 2017 deadline for broadband deployment to 100 percent of our Round 2 locations. The portion of capital expenditures funded by us is included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flow.

In August 2015, Windstream accepted CAF Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling approximately $175.0 million in annual funding compared to our previous annual funding of approximately $100.0 million. Support was retroactive to the beginning of 2015 and will continue for six additional years. Windstream is obligated to offer broadband service at 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer. We will still be eligible to participate in a competitive bidding process for CAF Phase II support in New Mexico, along with other interested eligible competitors; however, the rules for the competitive bidding process are still under consideration by the FCC, and have not yet been finalized. We will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II competitive bidding is complete.

A summary of CAF Phase II and frozen USF support we have received or expect to receive is as follows:

(Millions)	2015	2016	2017	2018	2019 - 2021	Total
CAF Phase II support	$174.9	$174.9	$174.9	$174.9	$524.7	$1,224.3
Transitional Frozen USF support	18.0	14.3	7.7	2.8	—	42.8
New Mexico Frozen USF support	4.6	4.6	2.3	—	—	11.5
Total	$197.5	$193.8	$184.9	$177.7	$524.7	$1,278.6

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

As part of the Order’s reform of inter-carrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support is expected to decrease incrementally from $36.4 million in 2015 to $15.8 million in 2017, with a portion of the decrease offset by increases in ARC revenues. Absent a change by the FCC to its current rules, the ARM will phase out annually in one-third increments, beginning in July 2017, and will be eliminated completely as of July 2019.

Set forth below is a summary of inter-carrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended March 31,
(Millions)	2017	2016
Inter-carrier compensation revenue and ARM support	$26.3	$35.9
Federal universal service and CAF Phase II support	$48.2	$48.5

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are over 50 other such lawsuits against hundreds of defendants. All of the Verizon and Sprint suits were consolidated in a single federal district court in Texas, which dismissed Verizon and Sprint’s federal law claims on November 17, 2015. In March 2016, the plaintiffs were denied permission to appeal the dismissal, which permission was required given certain procedural issues. Verizon and Sprint’s state law claims, and the defendants’ counterclaims for return of all withholdings (including those involving Windstream), are continuing in federal district court, along with a number of new lawsuits recently filed against Level 3 (another long-distance company) and now part of the consolidated case (but not involving Windstream). Also, on September 19, 2016, fifty-five Windstream subsidiaries jointly filed a new lawsuit against Sprint in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. That case was transferred to the consolidated court by an October 10, 2016 order.  The scheduling order entered in the consolidated case required the parties to meet and confer in the fourth quarter of 2016 on the amounts in dispute and late payment charges. Just as the parties began exchanging information regarding the disputed charges and late payments, the court stayed all activity in the case so that it could rule on motions to dismiss filed by Level 3. The court recently denied Level 3’s motions to dismiss, so the parties expect that the court will lift the stay on the litigation soon. The parties expect to resume discussions regarding the disputed charges and late payments upon the court entering a new scheduling order within the second quarter of 2017. Additionally, the subject matter of all of the above suits in the consolidated case remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable, given the uncertainty concerning the ultimate venue of the disputes and the amount of traffic being disputed.
Last-Mile Access

Windstream has actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last-mile” facilities we need to serve retail business data service (i.e., special access) customers through our competitive companies. In 2016, we incurred approximately $1.4 billion in interconnection expense and most of that was attributable to last-mile access. For the vast majority of our customers, last-mile facilities, the wires (“loops”) to a customer location from a central office, are not economic for Windstream to duplicate through its own investment and are not available from providers other than the incumbent carrier. Therefore, we often lease those connections from incumbent carriers as one of two distinct product types: either unbundled network elements (“UNEs”), which by law are not available in all areas but are subject to strict regulatory standards, or business data service (“BDS”) inputs, widely available from incumbents but subject to more flexible regulatory standards. Windstream’s purchase of business data service inputs may be subject to volume and term commitments and associated fees and penalties.
In April 2017, the FCC adopted comprehensive reforms to its BDS policies. We use BDS services to, among other things, connect our national and city-based fiber network with customers for whom we do not have our own facilities serving their locations. These leased services have been subject to price caps and other FCC regulation for decades to control for ILEC market power and historical advantages. Despite evidence to the contrary provided by Windstream and other carriers, the FCC found that the markets for packet-based services, and for TDM based last-mile inputs in the vast majority of areas, are competitive and prices need not be regulated. As a consequence of this reform, we expect our ILEC BDS suppliers will seek to raise prices.

Windstream has been pursuing a strategy to accelerate the transition of its customers from TDM to packet based services, which is consistent with the underlying goal of the FCC’s reform of business data services and current market trends. However, we believe the FCC’s order presents unnecessary risk of disruption to the market by not allowing an adequate transition period for its rules. We believe customers such as small businesses, schools and libraries are at greatest risk to this disruption, which could occur in the form of price increases for TDM services, the forced transition to purchase new packet-based communications equipment and systems, and the forced obsolescence and write-off of legacy TDM communication systems. Our strategy has been to position the company for this transition through investments to extend the reach of our metro fiber networks directly to more buildings using fiber and fixed wireless facilities, to enhance our scale as purchaser of business data services to give greater access to and purchasing power with access providers, and to develop next generation, value-added solutions such as SDWAN and UCaaS. At this time, we are unable to predict the impact of these reforms on Windstream, but the reform could negatively impact Windstream as a result of higher expense to purchase deregulated business data services, the need for greater capital investments to retain our competitiveness, and increased customer and revenue churn.

Rural Healthcare Funding

Windstream and one of its Enterprise customers have an agreement pursuant to which Windstream provides communication services to several of the customer’s locations. The majority of funding for the services is administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. We plan to oppose the denial, and while the ultimate resolution is not currently predictable, if there is a future adverse legal ruling against Windstream, the ruling could constitute a material adverse outcome on our future consolidated results of operations, cash flows or financial condition.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the three month period ended, March 31, 2017, we recognized $22.6 million in state USF revenue, which included approximately $12.3 million from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the three month period ended March 31, 2017, we received $10.9 million from the large company program and $1.4 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers.

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

In Nebraska, the Public Service Commission (“PSC”) confirmed that our 2017 high-cost Nebraska Universal Service Fund (“NUSF”) support for 2017 will be $5.5 million of which 20 percent is allocated to ongoing maintenance and support and 80 percent is allocated to approved capital construction projects. In 2016, our support was approximately $5.0 million allocated 50 percent to ongoing maintenance and support and 50 percent to capital construction projects.

In the first quarter of 2017, New Mexico enacted a statute to reform the New Mexico State Universal Service Fund (“SRUSF”). Among other things, the legislation authorizes an annual broadband fund in addition to the access replacement fund from which we will continue to receive amount support. Beginning in 2018, the amount of support will be determined by adjusting the 2014 support amount by a carrier’s change in access line count and imputing the FCC’s residential rate benchmark. We will be required to use at least 60 percent of this support to deploy and maintain broadband service in rural areas of the state. A rulemaking proceeding to implement this legislation is underway. Our support for 2017 and 2018 is forecasted at $6.4 million and $4.3 million, respectively.

Annually, we receive $3.4 million from the Oklahoma high cost fund. In September 2016, the Oklahoma Corporation Commission (“OCC”) revived a 2012 proceeding aimed at discontinuing high cost fund support. Windstream and the other parties to the proceeding have engaged in discussions to shift from the high cost fund to the Oklahoma USF. The outcome of the discussions is currently unknown and the high cost fund may be discontinued at any time.

Universal service reform is also possible in Pennsylvania. Windstream currently receives $13.3 million from that fund and cannot estimate the financial impact that would result from changes, if any.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments, lease payments due under the master lease agreement with Uniti, and dividend payments. We also have access to capital markets and available borrowing capacity under our revolving credit agreement.

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

Historical Cash Flows

The following table summarizes our cash flow activities for the three month periods ended March 31:

(Millions)	2017	2016
Cash flows provided from (used in):
Operating activities	$132.5	$127.2
Investing activities	(240.9)	(257.6)
Financing activities	100.8	173.7
(Decrease) increase in cash and cash equivalents	$(7.6)	$43.3

Our cash position decreased by $7.6 million to $51.5 million at March 31, 2017, from $59.1 million at December 31, 2016, as compared to an increase of $43.3 million during the same period in 2016. Cash inflows in the three month period ended March 31, 2017 were primarily from operating activities and incremental debt proceeds. These inflows were offset by cash outflows for capital expenditures, repayments of debt and payments under our capital and long-term lease obligations.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $5.3 million in the three month period ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to favorable changes in working capital driven by improvement in the collection of trade receivables and timing differences in the payment of trade accounts payable. Lower cash interest payments of $9.7 million attributable to the retirement of the 2017 Notes and the partial repurchases of the 2021 Notes, 2022 Notes, and 2023 Notes completed in 2016 pursuant to our debt repurchase program also favorably impacted cash flows from operating activities during the first quarter of 2017. These increases were offset by adverse effects on our operating results from increased merger, integration and other costs of $52.3 million, primarily attributable to the merger with EarthLink and reductions in small business, wholesale and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively.

We are currently utilizing net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations during 2017. Accordingly, we expect cash income tax payments to be approximately $5.0 million in 2017.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities decreased $16.7 million in the three month period ended March 31, 2017, as compared to the same period in 2016, primarily due to a slight decrease in our capital spending. Capital expenditures were $243.4 million for the three month period ended March 31, 2017 compared to $263.8 million for the same period in 2016, a decrease of $20.4 million. During the first three months of 2017, our capital spend was primarily directed toward fiber expansion and consumer broadband upgrades of our network. Capital expenditures for 2017 and 2016 included $23.6 million and $33.7 million, respectively, related to Project Excel, a capital program begun in late 2015 that accelerates our plans to upgrade our broadband network by early 2017 funded by a portion of the proceeds received from the sale of the data center business completed in December 2015. Capital expenditures for the first three months of 2017 also included $4.5 million of incremental spend related to our acquired EarthLink operations.

Excluding incremental capital spend related to the acquisition of EarthLink and in completing Project Excel, we expect total 2017 capital expenditures to range between $790.0 million to $840.0 million.

Cash Flows - Financing Activities

Cash provided from financing activities was $100.8 million for the three month period ended March 31, 2017 compared to $173.7 million for the same period in 2016, a decrease of $72.9 million.

Proceeds from new issuances of long-term debt during the first three months of 2017 were $1,315.6 million which consisted of new and incremental borrowings totaling $1,022.6 million under Tranches B6 and B7 of Windstream Services’ senior secured credit facility, which were issued at a discount, and additional borrowings of $293.0 million under the revolving line of credit. Comparatively, proceeds from new issuances of long-term debt were $1,278.0 million during the first three months of 2016 and consisted of new borrowings of $600.0 million under Tranche B6 of Windstream Services’ senior secured credit facility, which were issued at a discount, the proceeds of which were used to repurchase the 2017 Notes and other Windstream Services’ debt obligations, and the incurrence of new borrowings of $693.0 million under the revolving line of credit.

Debt repayments for the three months ended March 31, 2017 totaled $1,133.4 million and primarily consisted of cash outlays of $574.3 million to repay amounts outstanding under Tranche B5 of Windstream Services’ senior secured credit facility and $435.3 million to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink's outstanding 8.875 percent Senior Notes due 2019 and 7.375 percent Senior Secured Notes due 2020. During the first three months of 2017, Windstream Services also repaid $120.0 million of borrowings under its revolving line of credit. Comparatively, debt repayments for the three-month period ended March 31, 2016 were $985.3 million and primarily consisted of cash outlays totaling $573.8 million for the repurchase of $441.1 million of the 2017 Notes under a cash tender offer and open market repurchases of $154.2 million of aggregate principal amount of senior unsecured notes under the debt repurchase program previously discussed. During the first quarter of 2016, Windstream Services also repaid $405.0 million of borrowings under its revolving line of credit.

During the three months of 2017, dividends paid to shareholders were $23.7 million, which was an increase of $8.8 million, as compared to the same period in 2016, reflecting the payment of our regular quarterly dividend of $.15 per share plus a prorated dividend of $.095 paid on March 10, 2017. The prorated dividend was paid in connection with the EarthLink merger. The prorated dividend was calculated based on the number of days elapsed from the beginning of the first quarter on January 1, 2017, to February 26, 2017, the day immediately prior to the closing date of the Merger and was paid to Windstream stockholders of record as of February 24, 2017. The second prorated payment of $.055 was calculated based on the number of days elapsed from, and including, the closing date of the Merger through March 31, 2017, the end of the first quarter. The second prorated portion of the dividend was paid on April 17, 2017, to Windstream stockholders of record as of March 31, 2017. On May 2, 2017, we declared a cash dividend of $.15 per share on our common stock which is payable on July 17, 2017, to shareholders of record on June 30, 2017.

Our dividend practice can be changed at any time at the discretion of our board of directors, and is subject to the restricted payment capacity under Windstream Services’ debt covenants as further discussed below. Accordingly, we cannot assure you we will continue paying dividends at the current quarterly rate of $.15 per share. See “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, for additional information concerning our dividend practice.

Pension and Employee Savings Plan Contributions

The expected employer contributions to the qualified pension plan to meet our 2017 annual funding requirements are $27.0 million. On January 12, 2017, we made our required quarterly employer contribution of $8.0 million in cash to the qualified pension plan. We intend to fund the remaining 2017 contributions using cash, our common stock, or a combination thereof. On March 2, 2017, we filed an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock. We intend to utilize the ATM Program to facilitate contributions of cash to the qualified pension plan, if the price we can obtain for our common stock is no less than $6.00 per share. During the quarter ended March 31, 2017, we issued and sold 1.3 million shares of common stock under the ATM Program and received proceeds of approximately $9.6 million, net of commissions. At March 31, 2017, subject to the terms and conditions of the ATM Program, we may sell an additional $15.2 million aggregate offering price of shares of common stock under the ATM Program. On April 14, 2017, we made our required quarterly contribution of $8.9 million using proceeds from the ATM Program. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2017 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. In March 2017, we contributed 3.1 million shares of our common stock with a value of $22.7 million and $0.6 million in cash to the plan for the 2016 annual matching contribution. During the first quarter of 2016, we contributed 3.2 million shares of our common stock with a value of $24.0 million to the plan for the 2015 annual matching contribution.

Shareholder Rights Plan

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

As of March 31, 2017, we had $5,479.1 million in long-term debt outstanding, including current maturities (see Note 4). As of March 31, 2017, the amount available for borrowing under Windstream Services’ revolving line of credit was $576.3 million. As of March 31, 2017, Windstream Services had approximately $454.8 million of restricted payment capacity as governed by its senior secured credit facility. The restricted payment capacity may limit the amount of dividends Windstream Services may distribute to Windstream Holdings to fund future dividend payments to Windstream Holdings’ shareholders. Under terms of the credit facility, payments required under the master lease are deducted from operating income before depreciation and amortization (“OIBDA”). Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2017, Windstream Services was in compliance with all debt covenants and restrictions.

Windstream Services’ senior secured credit facility include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”).

These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at March 31, 2017:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$5,479.1
Capital leases, including current maturities	65.7
Total long term debt and capital leases	$5,544.8
Operating income, last twelve months	$405.2
Depreciation and amortization, last twelve months	1,297.2
Other expense adjustments required by the credit facility (a)	(276.5)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,425.9
Leverage ratio (b)	3.89
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,425.9
Interest expense, last twelve months	$852.7
Adjustments required by the credit facility (c)	(492.7)
Adjusted interest expense	$360.0
Interest coverage ratio (d)	3.96
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility primarily consist of the inclusion of the annual cash rental payment due under the master lease agreement with Uniti and the exclusion of pension and share-based compensation expense, and merger, integration and other costs and restructuring charges.

(b)	The gross leverage ratio is computed by dividing total debt by adjusted EBITDA.

(c)
Adjustments required by the credit facility primarily consist of the inclusion of capitalized interest and amortization of the discount on long-term debt, net of premiums, and the exclusion of the interest expense attributable to the long-term lease obligation under the master lease agreement with Uniti.

(d)	The interest coverage ratio is computed by dividing adjusted EBITDA by adjusted interest expense.

Credit Ratings

As of March 31, 2017, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	B1	BB	BB+
Senior unsecured credit rating (a)	B2	B+	BB-
Corporate credit rating (b)	B1	B+	BB-
Outlook (b)	Negative	Stable	Stable

(a)	Ratings assigned to Windstream Services.

(b)	Corporate credit rating and outlook assigned to Windstream Services for Moody’s and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

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

Contractual Obligations and Commitments

Following the merger with EarthLink, our contractual obligations and commitments changed significantly from December 31, 2016 with respect to our long-term debt, operating leases, and purchase obligations. Set forth below is a summary as of March 31, 2017 of our material contractual obligations and commitments that changed from our 2016 fiscal year end:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$19.3	$38.6	$3,469.8	$2,019.9	$5,547.6
Interest payments on long-term debt obligations (b)	331.1	659.7	501.9	199.7	1,692.4
Operating leases (c)	157.0	224.7	117.4	118.8	617.9
Purchase obligations (d)	625.0	265.6	18.7	3.8	913.1
Total	$1,132.4	$1,188.6	$4,107.8	$2,342.2	$8,771.0

(a)	Excludes $(13.9) million of unamortized net discounts and $54.6 million of unamortized debt issuance costs included in long-term debt at March 31, 2017.

(b)	Variable rates on Tranche B6 and B7 of the senior secured credit facility are calculated in relation to one-month LIBOR, which was 0.94 percent at March 31, 2017.

(c)	Operating leases include non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

(d)
Purchase obligations include open purchase orders not yet receipted and amounts payable under non-cancellable contracts. The portion attributable to non-cancellable contracts primarily represents agreements for network capacity and software licensing.

Except for the amounts presented above, there have been no significant changes in our other contractual obligations and commitments since December 31, 2016, as set forth in our Annual Report on Form 10-K.

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

	Three Months Ended March 31,
(Millions)	2017	2016
Operating income	$46.0	$157.7
Depreciation and amortization	338.5	304.8
OIBDA (a)	$384.5	$462.5

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the true earnings capacity of providing telecommunications services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include evaluating the collectability of trade receivables, calculating depreciation and amortization expense, assessing goodwill for impairment, accounting for pension benefits, determining the fair values of derivative instruments, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the three month period ended March 31, 2017.

Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1.

•	Revenue Recognition

•	Leases

•	Derivatives and Hedging

•	Financial Instruments - Credit Losses

•	Statement of Cash Flows

•	Definition of a Business

•	Goodwill Impairment

•	Presentation of Defined Benefit Retirement Costs

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the anticipated benefits of the merger with EarthLink and the proposed merger with Broadview, including future financial and operating results, projected synergies in operating and capital expenditures and the timing of achieving the synergies reduction in net leverage, and improvement in our ability to compete; our expectation to return a portion of our cash flow to shareholders through our dividend; expectations regarding our network investments to improve financial performance and increase market share; expectations regarding revenue trends, sales opportunities, improving margins in, and the directional outlook of, our business segments; network cost optimization; stability and growth in adjusted OIBDA; expected levels of support from universal service funds or other government programs; expected rates of loss of consumer households served or inter-carrier compensation; expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds and services utilizing next generation technology for customers; expectations regarding expanding enhanced services related to Internet speeds, IPTV and 1 Gbps services to more locations and expanding our fiber network; our expected ability to fund operations; expected required contributions to our pension plan and our ability to make contributions utilizing our common stock; the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and capital expenditure amounts related to these investments; anticipated benefits of Project Excel to improve network capabilities and offer premium Internet speeds; anticipated capital expenditures and certain debt maturities from cash flows from operations; improving our debt profile and reducing interest costs; and expected effective federal income tax rates. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward-looking statements include, among others:

•	the cost savings and expected synergies from the merger with EarthLink and the proposed merger with Broadview may not be fully realized or may take longer to realize than expected;

•
the integration of Windstream and EarthLink and proposed integration with Broadview may not be successful, may cause disruption in relationships with customers, vendors and suppliers and may divert attention of management and key personnel;

•	changes to our current dividend practice which is subject to our capital allocation policy and may be changed at any time at the discretion of our board of directors;

•
the potential impact of the Federal Communications Commission’s comprehensive business data services reforms that may result in greater capital investments and customer and revenue churn because of possible price increases by our ILEC suppliers for certain services we use to serve customer locations where we do not have facilities;

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

•
our ability to make rent payments under the master lease to Uniti, which may be affected by results of operations, changes in our cash requirements, cash tax payment obligations, or overall financial position;

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

•
those additional factors under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk. Following the disposition of our investment in Uniti common stock, we no longer have exposure to changes in marketable equity security prices. We continue to have exposure to market risk from changes in interest rates. Because we do not operate in foreign countries denominated in foreign currencies, we are not exposed to foreign currency risk. We have estimated our market risk using sensitivity analysis. The results of the sensitivity analysis are further discussed below. Actual results may differ from our estimates.

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

As of March 31, 2017, Windstream Services has entered into six pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2021. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 5 to the consolidated financial statements.

As of March 31, 2017 and 2016, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $1,192.9 million, and $1,089.7 million, or approximately 21.6 percent and 19.8 percent of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $11.9 million and $10.9 million for the three month periods ended March 31, 2017 and 2016, respectively. Actual results may differ from this estimate.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

Controls and Procedures for Windstream Holdings, Inc.

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

On February 27, 2017, we completed our acquisition by merger of EarthLink Holding Corp. (“EarthLink”) as described elsewhere in this report. Revenues and sales of $81.2 million and net operating loss of $2.8 million attributable to EarthLink were included in the Consolidated Statements of Operations for the period from February 27, 2017 through March 31, 2017.

We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of EarthLink, there were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures for Windstream Services, LLC.

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

On February 27, 2017, we completed our acquisition by merger of EarthLink as described elsewhere in this report. Revenues and sales of $81.2 million and net operating loss of $2.8 million attributable to EarthLink were included in the Consolidated Statements of Operations for the period from February 27, 2017 through March 31, 2017.

We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of EarthLink, there were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART II - OTHER INFORMATION
Item 1. Legal Proceedings

On February 9, 2015, a putative stockholder filed a Shareholder Class Action Complaint in the Delaware Court of Chancery (the “Court”), captioned Doppelt v. Windstream Holdings, Inc., et al., C.A. No. 10629-VCN, against the Company and its Board of Directors.  This complaint was accompanied by a motion for a preliminary injunction seeking to enjoin the spin-off. The Court, ruling from the bench on February 19, 2015 - the day before a special meeting of stockholders was scheduled to vote on a reverse stock split and amended governing documents (the “Proposals”) - denied plaintiff’s motion for a preliminary injunction, reasoning that much of the information sought by plaintiff had been disclosed in public filings available on the United States Securities and Exchange Commission’s website, the Windstream Holdings’ Board of Directors was in no way conflicted, and while approval of the Proposals would facilitate the spin-off, approval was not necessary to effect the spin-off. On March 16, 2015, plaintiff, joined by a second putative Windstream stockholder, filed an Amended Shareholder Class Action Complaint alleging breaches of fiduciary duty by the Company and its Board concerning Windstream’s disclosures and seeking to rescind the spin-off and unspecified monetary damages. On February 5, 2016, the Court dismissed Windstream as a named party and also dismissed the plaintiffs’ demand to rescind the spin-off, but otherwise denied Windstream’s motion to dismiss plaintiffs’ claims. On or about January 27, 2017, the plaintiffs filed a motion seeking class certification which the Court granted on April 17, 2017. A trial is scheduled to begin on June 20, 2018.

In addition, numerous copyright holders represented by RightsCorp, Inc. (“RightsCorp”) have sent notices and a letter to Windstream in which they have asserted that our customers have utilized our services to allegedly illegally download and share alleged copyrighted material via peer-to-peer or “filesharing” programs and threatened to file a lawsuit. These holders maintain that Windstream is responsible for alleged infringement because after notification, Windstream did not shut off service to customers alleged to be repeat infringers, and, further, that Windstream may not claim a safe harbor pursuant to the Digital Millennium Copyright Act of 1998. On June 27, 2016, Windstream filed a complaint for declaratory judgment in the United States District Court - Southern District of New York against RightsCorp and BMG Rights Management (US) LLC, a client of RightsCorp, seeking a declaration that it is not liable under applicable laws for any alleged copyright infringement and that the defendants are not entitled to any alleged damages from Windstream for alleged copyright infringement. On April 17, 2017, the court granted the motion to dismiss filed by RightsCorp and BMG Rights Management (US) LLC, finding Windstream’s complaint for declaratory judgment did not present a case or controversy. Windstream is evaluating its options, including an appeal of the ruling.

We believe that we have valid defenses to the allegations asserted in the class action lawsuit and by RightsCorp and its client(s), and we plan to vigorously defend the claims pursued against us in any legal proceeding. While the ultimate resolution of the matters is not currently predictable, if there are adverse rulings against Windstream in either of these two matters, either ruling could constitute a material adverse outcome on our future consolidated results of operations, cash flows, or financial condition.

We are party to various legal proceedings and the ultimate resolution of these legal proceedings cannot be determined at this time. However, based on current circumstances, management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

Finally, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material adverse effect on our consolidated financial condition or results of our operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

Item 5. Other Information

Effective May 3, 2017, Windstream expanded its business unit for ILEC Consumer and Small Business to include certain network and engineering operations, specifically broadband engineering, broadband project management and outside plant engineering, and appointed Mr. Jeffrey W. Small, age 41, as President - ILEC Consumer and SMB to oversee the business unit. Prior to this appointment, Mr. Small served as Executive Vice President - Engineering and was responsible for network engineering, architecture and capital management. Prior to rejoining Windstream in June 2016, Mr. Small served as Senior Vice President of Operations at Uniti Group Inc. (“Uniti”), the real estate investment trust spun off from Windstream in 2015. Mr. Small joined Uniti in August 2014 as Senior Vice President-REIT Corporate Development & Operations. From March 2007 until July 2014, Mr. Small held a number of management, accounting and finance leadership roles at Windstream, most recently serving as Vice President of Procurement and Carrier Service Delivery from July 2012 to July 2014 and Director of Financial Planning from September 2010 to July 2012. Prior to March 2007, he served as the controller for Ranger Boats, Inc., and was a senior auditor with Arthur Andersen LLP.

Also, effective May 3, 2017, Ms. Sarah E. Day no longer serves as President - ILEC Consumer and SMB, or as an executive officer of Windstream, based upon a mutual decision between Windstream and Ms. Day. To allow for an orderly transition, Ms. Day will serve as a consultant to the Chief Executive Officer until June 1, 2017 (the “Separation Date”). Ms. Day’s base salary will continue through the Separation Date, and her health and life insurance benefits will continue through June 30, 2017.

Pursuant to a Waiver and Release Agreement (the “Agreement”), and contingent upon Ms. Day’s compliance with all conditions and agreements in the Agreement, Ms. Day will receive from Windstream (i) $770,000 (an amount equal to one year of base salary and her target bonus under the Performance Incentive Compensation Plan (the “PICP”) for 2017) in 12 equal monthly installments, less legally required withholdings, and (ii) a portion of the annual incentive payment she would have been entitled to receive under the PICP, if any, based on actual performance during 2017 and pro-rated for actual time in position (34%), which will be paid, if at all, in a single lump sum at the time payments are made to other PICP participants in 2018. Windstream also amended Ms. Day’s unvested time-based restricted stock awards to provide that compliance with the non-disclosure, non-competition and non-interference obligations in the Change in Control Agreement dated January 1, 2016 between Ms. Day and the Company (the “Change in Control Agreement”) for the one-year period ending May 31, 2018 will satisfy the continued service and vesting requirements of such awards that vest on or before May 31, 2018 (33,635 unvested shares). Ms. Day’s remaining unvested time-based restricted stock awards (32,419 unvested shares) and all unvested performance based restricted stock units (61,737 unvested shares) will automatically be forfeited or cancelled without further action or notice as of the Separation Date. Ms. Day is also entitled to certain outplacement services and executive coaching services under the Agreement. In exchange for these benefits, Ms. Day agreed to waive and release all claims in favor of Windstream and comply with certain post-termination obligations, including confidentiality, non-disclosure, non-disparagement, non-competition and non-interference obligations.

The description of the Agreement contained herein is qualified in its entirety by reference to the full text of the Agreement, which is attached as Exhibit 10.39 to this Quarterly Report on Form 10-Q and incorporated in this Item 5 by reference.

Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 81.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrants have duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)
May 8, 2017	May 8, 2017

WINDSTREAM HOLDINGS, INC. WINDSTREAM SERVICES, LLC FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

10.37
Tranche B-7 Refinancing Amendment, dated as of February 17, 2017, to the Sixth Amended and Restated Credit Agreement originally dated as of July 17, 2006 and amended and restated as of April 24, 2015, among Windstream Services, LLC, a Delaware limited liability company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto.
(a)

10.38
Third Tranche B-6 Incremental Amendment dated as of February 27, 2017, to the Sixth Amended and Restated Credit Agreement originally dated as of July 17, 2006 and amended and restated as of April 24, 2015, among Windstream Services, LLC, a Delaware limited liability company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto.
(a)

10.39	Waiver and Release Agreement entered into by and between Sarah E. Day and Windstream Holdings, Inc.	(a)

21	Listing of Subsidiaries.	(a)

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.