Form 10-Q
period 2017-06-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2017-08-03
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 31, 2017, 190,828,151 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

The Exhibit Index is located on page 86.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2017	2016	2017	2016
Revenues and sales:
Service revenues	$1,465.6	$1,331.3	$2,810.0	$2,671.9
Product sales	26.0	28.3	47.3	61.1
Total revenues and sales	1,491.6	1,359.6	2,857.3	2,733.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	747.5	667.2	1,429.9	1,336.0
Cost of products sold	29.7	24.2	50.5	53.1
Selling, general and administrative	225.3	196.9	438.6	400.7
Depreciation and amortization	362.4	308.2	700.9	613.0
Merger, integration and other costs	16.4	2.6	73.7	7.6
Restructuring charges	3.5	5.9	10.9	10.3
Total costs and expenses	1,384.8	1,205.0	2,704.5	2,420.7
Operating income	106.8	154.6	152.8	312.3
Dividend income on Uniti common stock	—	—	—	17.6
Other (expense) income, net	(0.1)	(1.9)	0.6	(3.1)
Net gain on disposal of investment in Uniti common stock	—	17.3	—	17.3
Net gain (loss) on early extinguishment of debt	—	37.5	(3.2)	2.1
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	—	(181.9)
Interest expense	(214.4)	(217.4)	(426.2)	(437.1)
Loss before income taxes	(107.7)	(9.9)	(276.0)	(272.8)
Income tax benefit	(39.6)	(11.4)	(96.6)	(42.4)
Net (loss) income	$(68.1)	$1.5	$(179.4)	$(230.4)
Basic and diluted (loss) earnings per share:
Net (loss) income	($.37)	$.01	($1.15)	($2.48)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Net (loss) income	$(68.1)	$1.5	$(179.4)	$(230.4)
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding gain arising during the period	—	51.5	—	156.1
Gain on disposal recognized in the period	—	(51.5)	—	(51.5)
Other-than-temporary impairment loss recognized in the period	—	—	—	181.9
Change in available-for-sale securities	—	—	—	286.5
Interest rate swaps:
Unrealized loss on designated interest rate swaps	(5.3)	(3.3)	(1.9)	(11.6)
Amortization of net unrealized losses on de-designated interest rate swaps	1.4	1.0	2.9	2.2
Income tax benefit (expense)	1.5	1.0	(0.4)	3.7
Change in interest rate swaps	(2.4)	(1.3)	0.6	(5.7)
Postretirement and pension plans:
Change in net actuarial gain for employee benefit plans	1.4	0.4	1.4	0.4
Plan curtailment	—	—	—	(5.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	—	0.1	0.1
Amortization of prior service credits	(0.2)	(0.1)	(0.4)	(0.6)
Income tax (expense) benefit	(0.5)	(0.1)	(0.4)	2.2
Change in postretirement and pension plans	0.8	0.2	0.7	(3.4)
Other comprehensive (loss) income	(1.6)	(1.1)	1.3	277.4
Comprehensive (loss) income	$(69.7)	$0.4	$(178.1)	$47.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$24.7	$59.1
Accounts receivable (less allowance for doubtful
accounts of $26.6 and $27.1, respectively)	659.7	618.6
Inventories	90.4	77.5
Prepaid expenses and other	152.1	111.7
Total current assets	926.9	866.9
Goodwill	4,571.1	4,213.6
Other intangibles, net	1,506.8	1,320.5
Net property, plant and equipment	5,558.2	5,283.5
Deferred income taxes	53.5	—
Other assets	89.7	85.5
Total Assets	$12,706.2	$11,770.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$19.3	$14.9
Current portion of long-term lease obligations	177.8	168.7
Accounts payable	340.4	390.2
Advance payments and customer deposits	209.3	178.1
Accrued taxes	85.3	78.0
Accrued interest	59.0	58.1
Other current liabilities	336.7	366.6
Total current liabilities	1,227.8	1,254.6
Long-term debt	5,559.9	4,848.7
Long-term lease obligations	4,740.6	4,831.9
Deferred income taxes	—	151.5
Other liabilities	547.7	513.3
Total liabilities	12,076.0	11,600.0
Commitments and Contingencies (See Note 17)
Shareholders’ Equity:
Common stock, $.0001 par value, 375.0 shares authorized,
190.8 and 96.3 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,198.0	559.7
Accumulated other comprehensive income	7.2	5.9
Accumulated deficit	(575.0)	(395.6)
Total shareholders’ equity	630.2	170.0
Total Liabilities and Shareholders’ Equity	$12,706.2	$11,770.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2017	2016
Cash Flows from Operating Activities:
Net loss	$(179.4)	$(230.4)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	700.9	613.0
Provision for doubtful accounts	19.7	20.5
Share-based compensation expense	32.4	22.6
Deferred income taxes	(97.3)	(40.3)
Net gain on disposal of investment in Uniti common stock	—	(17.3)
Noncash portion of net (gain) loss on early extinguishment of debt	(15.1)	(45.1)
Other-than-temporary impairment loss on investment in Uniti common stock	—	181.9
Plan curtailment	—	(5.5)
Other, net	7.9	(3.1)
Changes in operating assets and liabilities, net
Accounts receivable	15.7	(2.2)
Prepaid expenses and other	(19.5)	7.0
Accounts payable	(56.3)	(80.9)
Accrued interest	(6.8)	(12.0)
Accrued taxes	2.0	(7.8)
Other current liabilities	(20.1)	24.1
Other liabilities	1.5	(11.7)
Other, net	(31.9)	11.7
Net cash provided from operating activities	353.7	424.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(507.8)	(510.3)
Proceeds from the sale of property	—	6.2
Cash acquired from EarthLink	5.0	—
Other, net	(11.8)	(4.3)
Net cash used in investing activities	(514.6)	(508.4)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(35.6)	(29.5)
Proceeds from issuance of stock	9.6	—
Repayments of debt and swaps	(1,261.0)	(1,631.5)
Proceeds of debt issuance	1,535.6	1,925.0
Debt issuance costs	(7.3)	(11.7)
Stock repurchases	—	(28.9)
Payments under long-term lease obligations	(82.2)	(74.5)
Payments under capital lease obligations	(22.0)	(47.2)
Other, net	(10.6)	(7.5)
Net cash provided from financing activities	126.5	94.2
(Decrease) increase in cash and cash equivalents	(34.4)	10.3
Cash and Cash Equivalents:
Beginning of period	59.1	31.3
End of period	$24.7	$41.6
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$417.7	$446.7
Income taxes paid, net	$1.3	$7.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2016	$559.7	$5.9	$(395.6)	$170.0
Net loss	—	—	(179.4)	(179.4)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	0.7	—	0.7
Amortization of unrealized losses on de-designated interest rate swaps	—	1.8	—	1.8
Change in designated interest rate swaps	—	(1.2)	—	(1.2)
Comprehensive income (loss)	—	1.3	(179.4)	(178.1)
Share-based compensation	22.3	—	—	22.3
Stock issued for pension contribution (See Note 7)	9.6	—	—	9.6
Stock issued to employee savings plan (See Note 7)	22.7	—	—	22.7
Stock issued in merger with EarthLink (See Note 2)	642.6	—	—	642.6
Taxes withheld on vested restricted stock and other	(9.8)	—	—	(9.8)
Dividends of $.30 per share declared to shareholders	(49.1)	—	—	(49.1)
Balance at June 30, 2017	$1,198.0	$7.2	$(575.0)	$630.2

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Revenues and sales:
Service revenues	$1,465.6	$1,331.3	$2,810.0	$2,671.9
Product sales	26.0	28.3	47.3	61.1
Total revenues and sales	1,491.6	1,359.6	2,857.3	2,733.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	747.5	667.2	1,429.9	1,336.0
Cost of products sold	29.7	24.2	50.5	53.1
Selling, general and administrative	224.5	196.3	437.5	399.6
Depreciation and amortization	362.4	308.2	700.9	613.0
Merger, integration and other costs	16.4	2.6	73.7	7.6
Restructuring charges	3.5	5.9	10.9	10.3
Total costs and expenses	1,384.0	1,204.4	2,703.4	2,419.6
Operating income	107.6	155.2	153.9	313.4
Dividend income on Uniti common stock	—	—	—	17.6
Other (expense) income, net	(0.1)	(1.9)	0.6	(3.1)
Net gain on disposal of investment in Uniti common stock	—	17.3	—	17.3
Net gain (loss) on early extinguishment of debt	—	37.5	(3.2)	2.1
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	—	(181.9)
Interest expense	(214.4)	(217.4)	(426.2)	(437.1)
Loss before income taxes	(106.9)	(9.3)	(274.9)	(271.7)
Income tax benefit	(39.3)	(11.2)	(96.2)	(42.0)
Net (loss) income	$(67.6)	$1.9	$(178.7)	$(229.7)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Net (loss) income	$(67.6)	$1.9	$(178.7)	$(229.7)
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding gain arising during the period	—	51.5	—	156.1
Gain on disposal recognized in the period	—	(51.5)	—	(51.5)
Other-than-temporary impairment loss recognized in the period	—	—	—	181.9
Change in available-for-sale securities	—	—	—	286.5
Interest rate swaps:
Unrealized loss on designated interest rate swaps	(5.3)	(3.3)	(1.9)	(11.6)
Amortization of net unrealized losses on de-designated interest rate swaps	1.4	1.0	2.9	2.2
Income tax benefit (expense)	1.5	1.0	(0.4)	3.7
Change in interest rate swaps	(2.4)	(1.3)	0.6	(5.7)
Postretirement and pension plans:
Change in net actuarial gain for employee benefit plans	1.4	0.4	1.4	0.4
Plan curtailment	—	—	—	(5.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	—	0.1	0.1
Amortization of prior service credits	(0.2)	(0.1)	(0.4)	(0.6)
Income tax (expense) benefit	(0.5)	(0.1)	(0.4)	2.2
Change in postretirement and pension plans	0.8	0.2	0.7	(3.4)
Other comprehensive (loss) income	(1.6)	(1.1)	1.3	277.4
Comprehensive (loss) income	$(69.2)	$0.8	$(177.4)	$47.7

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$24.7	$59.1
Accounts receivable (less allowance for doubtful
accounts of $26.6 and $27.1, respectively)	659.7	618.6
Inventories	90.4	77.5
Prepaid expenses and other	152.1	111.7
Total current assets	926.9	866.9
Goodwill	4,571.1	4,213.6
Other intangibles, net	1,506.8	1,320.5
Net property, plant and equipment	5,558.2	5,283.5
Deferred income taxes	53.5	—
Other assets	89.7	85.5
Total Assets	$12,706.2	$11,770.0
Liabilities and Member Equity
Current Liabilities:
Current maturities of long-term debt	$19.3	$14.9
Current portion of long-term lease obligations	177.8	168.7
Accounts payable	340.4	390.2
Advance payments and customer deposits	209.3	178.1
Payable to Windstream Holdings, Inc.	29.8	15.0
Accrued taxes	85.3	78.0
Accrued interest	59.0	58.1
Other current liabilities	306.9	351.6
Total current liabilities	1,227.8	1,254.6
Long-term debt	5,559.9	4,848.7
Long-term lease obligations	4,740.6	4,831.9
Deferred income taxes	—	151.5
Other liabilities	547.7	513.3
Total liabilities	12,076.0	11,600.0
Commitments and Contingencies (See Note 17)
Member Equity:
Additional paid-in capital	1,193.7	556.1
Accumulated other comprehensive income	7.2	5.9
Accumulated deficit	(570.7)	(392.0)
Total member equity	630.2	170.0
Total Liabilities and Member Equity	$12,706.2	$11,770.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2017	2016
Cash Flows from Operating Activities:
Net loss	$(178.7)	$(229.7)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	700.9	613.0
Provision for doubtful accounts	19.7	20.5
Share-based compensation expense	32.4	22.6
Deferred income taxes	(97.3)	(40.3)
Net gain on disposal of investment in Uniti common stock	—	(17.3)
Noncash portion of net (gain) loss on early extinguishment of debt	(15.1)	(45.1)
Other-than-temporary impairment loss on investment in Uniti common stock	—	181.9
Plan curtailment	—	(5.5)
Other, net	7.9	(3.1)
Changes in operating assets and liabilities, net
Accounts receivable	15.7	(2.2)
Prepaid expenses and other	(19.5)	7.0
Accounts payable	(56.3)	(80.9)
Accrued interest	(6.8)	(12.0)
Accrued taxes	2.0	(7.8)
Other current liabilities	(21.1)	24.1
Other liabilities	1.5	(11.7)
Other, net	(31.9)	11.7
Net cash provided from operating activities	353.4	425.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(507.8)	(510.3)
Proceeds from the sale of property	—	6.2
Cash acquired from EarthLink	5.0	—
Other, net	(11.8)	(4.3)
Net cash used in investing activities	(514.6)	(508.4)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(35.3)	(59.1)
Contribution from Windstream Holdings, Inc.	9.6	—
Repayments of debt and swaps	(1,261.0)	(1,631.5)
Proceeds of debt issuance	1,535.6	1,925.0
Debt issuance costs	(7.3)	(11.7)
Payments under long-term lease obligations	(82.2)	(74.5)
Payments under capital lease obligations	(22.0)	(47.2)
Other, net	(10.6)	(7.5)
Net cash provided from financing activities	126.8	93.5
(Decrease) increase in cash and cash equivalents	(34.4)	10.3
Cash and Cash Equivalents:
Beginning of period	59.1	31.3
End of period	$24.7	$41.6
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$417.7	$446.7
Income taxes paid, net	$1.3	$7.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENT OF MEMBER EQUITY (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2016	$556.1	$5.9	$(392.0)	$170.0
Net loss	—	—	(178.7)	(178.7)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	0.7	—	0.7
Amortization of unrealized losses on de-designated interest rate swaps	—	1.8	—	1.8
Change in designated interest rate swaps	—	(1.2)	—	(1.2)
Comprehensive income (loss)	—	1.3	(178.7)	(177.4)
Share-based compensation	22.3	—	—	22.3
Contributions from Windstream Holdings, Inc.:
Cash contribution to pension plan (See Note 7)	9.6	—	—	9.6
Stock contribution to employee savings plan (See Note 7)	22.7	—	—	22.7
Stock contribution for merger with EarthLink (See Note 2)	642.6	—	—	642.6
Taxes withheld on vested restricted stock and other	(9.8)	—	—	(9.8)
Distributions payable to Windstream Holdings, Inc.	(49.8)	—	—	(49.8)
Balance at June 30, 2017	$1,193.7	$7.2	$(570.7)	$630.2

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

Description of Business – We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and wholesale customers across the United States. We provide data, cloud solutions, unified communications and managed services to small business and enterprise clients. We also offer bundled services, including broadband, security solutions, voice and digital television to consumers. Including network assets related to our 2017 acquisitions, we supply core transport solutions on a local and long-haul fiber network spanning approximately 150,000 miles.

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

Certain prior year amounts have been reclassified to confirm to the current year financial statement presentation. These changes and reclassifications did not impact net loss or comprehensive loss.

Change in Accounting Estimate – The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. We periodically obtain updated depreciation studies to evaluate whether certain useful lives remain appropriate in accordance with authoritative guidance. With the assistance of a third-party valuation advisor, we completed analyses of the depreciable lives of assets held for use of certain subsidiaries during 2016. Based on the results of the analyses, we implemented new depreciation rates in the fourth quarter of 2016, the effects of which resulted in an increase to depreciation expense. Additionally, in the fourth quarter of 2016, we reassessed the estimated useful lives of certain fiber assets, extending the useful life of such assets from 20 to 25 years. The net impact of these changes resulted in increases to depreciation expense of $8.9 million and $17.7 million for the three and six month periods ended June 30, 2017, respectively, while our reported net loss increased $5.7 million and $11.2 million, or $.04 and $.07 per share, for the three and six month periods ended June 30, 2017, respectively. We anticipate the net impact of these changes to increase depreciation expense by $17.7 million during the remainder of 2017.

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

Leases – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require that virtually all lease arrangements that do not meet the criteria of a short-term lease be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future lease payments. The income statement impacts of the leases will depend on the nature of the leasing arrangement and will be similar to existing accounting for operating and capital leases. The new standard does not substantially change the accounting for lessors. The new standard will also require additional disclosures regarding an entity’s leasing arrangements and will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. We will adopt ASU 2016-02 effective January 1, 2019, and we are currently assessing the impact the new standard will have on our consolidated financial statements.

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

2. Completion of Merger:

On February 27, 2017, Windstream Holdings completed its merger with EarthLink Holdings Corp. (“EarthLink”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2016, whereby EarthLink merged into Europa Merger Sub, Inc., an wholly-owned subsidiary of Windstream Services, LLC, and survived, and immediately following, merged with Europa Merger Sub, LLC, a wholly-owned subsidiary of Windstream Services, LLC, with Merger Sub surviving and changing its name to EarthLink Holdings, LLC (the “Merger”). EarthLink Holdings, LLC is a direct, wholly-owned subsidiary of Windstream Services and provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. In the Merger, we added approximately 700,000 customers and approximately 16,000 incremental route fiber miles, which expanded our national footprint to approximately 150,000 fiber route miles and enhanced our ability to offer customers expanded products, services and enhanced enterprise solutions. We also expect to achieve operating expense and capital expenditure synergies in integrating the acquired operations. Pursuant to the terms of the Merger Agreement, each share of EarthLink common stock was exchanged for .818 of Windstream Holdings common stock. No fractional shares were issued in the Merger, with a cash payment being made in lieu of fractional shares. Employee restricted stock units issued by EarthLink that were outstanding as of the merger date were exchanged for an equivalent number of Windstream Holdings restricted stock units based on the same exchange ratio of EarthLink common stock to Windstream Holdings common stock of .818 per share. The replacement restricted stock units remain subject to the vesting and other terms and conditions prescribed by the EarthLink equity plans that were assumed by us in the Merger. In the aggregate, Windstream Holdings issued 87.8 million shares of its common stock and 5.2 million of replacement equity awards. Windstream also assumed $435.3 million aggregate principal amount of EarthLink’s long-term debt, which we refinanced, as further discussed in Note 4. The Merger qualifies as a tax-free reorganization for U.S. federal income tax purposes and is valued at approximately $1.1 billion.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Completion of Merger, Continued:

We accounted for the Merger using the acquisition method of accounting and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the merger date. During the second quarter of 2017, we revised our preliminary purchase price allocation to reduce total merger consideration by $4.3 million to update the portion of the fair value of replacement equity awards attributable to future vesting requirements. We also revised the estimated fair value of certain acquired tangible and intangible assets, primarily consisting of an increase of $11.6 million in property, plant and equipment and a decrease of $7.0 million to customer lists, based on updates to the information applicable to the third-party valuations of these assets. The impact of these changes on depreciation and amortization was not material to our consolidated results of operations. Based on additional information received and further analysis, we adjusted the purchase price allocation applicable to acquired net operating losses, resulting in a $108.5 million reduction in the valuation allowance associated with the net deferred tax assets acquired in the Merger. Our initial purchase price allocation had yielded a net deferred tax asset which had been fully offset by a valuation allowance. In addition, we adjusted certain contingent liabilities and other reserves based on additional information received subsequent to the Merger date. The revisions to the merger consideration and estimated fair values of assets acquired and liabilities assumed resulted in an offsetting change to the amount of goodwill recorded from the transaction and also impacted the amount of goodwill allocated to our business segments.

The allocation of the purchase price is preliminary and subject to change based on obtaining information currently not available to us, primarily related to the tax basis of assets acquired. Any changes to the initial estimates of the fair value of the acquired assets and liabilities assumed will be recorded as adjustments to those asset and liabilities with the offset charged to goodwill. Goodwill associated with the Merger was primarily attributable to the EarthLink workforce and expected synergies. As a result of past acquisitions completed by EarthLink, approximately $54.8 million of goodwill recorded in the Merger is expected to be deductible for income tax purposes.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for EarthLink.

(Millions)	Preliminary Allocation
Fair value of assets acquired:
Cash and other current assets	$36.1
Accounts receivable	74.7
Property, plant and equipment	355.6
Goodwill	357.5
Customer lists (a)	268.0
Trade name, developed technology and software (b)	31.0
Deferred income taxes	108.5
Other assets	0.8
Total assets acquired	1,232.2
Fair value of liabilities assumed:
Current liabilities	116.9
Long-term debt	449.1
Other liabilities	23.6
Total liabilities assumed	589.6
Common stock and replacement equity awards issued to EarthLink shareholders (c)	$642.6

(a)	Customer lists are amortized using the sum-of-years digit methodology over a weighted average life of 5.5 years.

(b)
Trade name of $8.0 million is amortized on a straight-line basis over an estimated useful life of 7 years. Internally developed technology and software of $23.0 million are amortized on a straight-line basis over an estimated useful life of 3 years.

(c)	Total merger consideration of $642.6 million consisted of $631.4 million related to shares issued to EarthLink shareholders and $11.2 million related to replacement equity awards.

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

The results of EarthLink’s operations are included in our consolidated results of operations beginning on February 27, 2017. For the three and six month periods ended June 30, 2017, our consolidated results of operations include revenues and sales of $225.0 million and $307.1 million and operating income of $6.8 million and $4.0 million attributable to EarthLink. We incurred $13.4 million and $66.5 million of merger and integration expenses during the three and six month periods ended June 30, 2017, respectively, related to the completion of the Merger (see Note 9).

The following unaudited pro forma consolidated results of operations of Windstream for the three and six month periods ended June 30, 2017 and 2016 assume that the Merger occurred as of January 1, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Revenues and sales	$1,491.6	$1,606.5	$3,006.8	$3,238.0
Operating income	$108.6	$153.4	$174.7	$279.4
Net loss	$(70.4)	$(1.7)	$(168.1)	$(251.7)
Loss per share	($.38)	($.01)	($.91)	($1.41)

The pro forma information presents our historical results of operations adjusted to include EarthLink, with the results prior to the merger closing date adjusted to include the pro forma effect of the elimination of transactions between Windstream and EarthLink, the adjustment to revenues and sales to change EarthLink’s reporting of USF fees billed to customers and the related payments from a net basis to a gross basis to conform to Windstream’s reporting of such customer billings, the adjustment to depreciation and amortization expense associated with the estimated acquired fair value of property, plant and equipment and intangible assets, the adjustment to interest expense to reflect the refinancing of EarthLink’s long-term debt obligations, the impact of merger expenses related to the acquisition and the related income tax effects of the pro forma adjustments.

The pro forma results are presented for illustrative purposes only and do not reflect either the realization of potential cost savings or any additional integration costs. These pro forma results do not purport to be indicative of the results that would have been obtained if the Merger had occurred as of the date indicated, nor do the pro forma results intend to be a projection of results that may be obtained in the future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Goodwill and Other Intangible Assets:

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets and liabilities, and the excess of the total purchase price over the amounts assigned to net identifiable assets has been recorded as goodwill.

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2016	$4,213.6
Acquisition completed during the period - merger with EarthLink	357.5
Balance at June 30, 2017	$4,571.1

Goodwill assigned to our four operating segments was as follows:

(Millions)	ILEC Consumer and Small Business	Wholesale	Enterprise	CLEC Consumer and Small Business	Total
Balance at December 31, 2016	$2,321.2	$1,176.4	$598.0	$118.0	$4,213.6
Acquisition completed during the period - merger with EarthLink	—	121.5	123.7	112.3	357.5
Balance at June 30, 2017	$2,321.2	$1,297.9	$721.7	$230.3	$4,571.1

Intangible assets were as follows at:

	June 30, 2017			December 31, 2016
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(350.4)	$934.7	$1,285.1	$(328.9)	$956.2
Customer lists	2,059.7	(1,528.7)	531.0	1,791.7	(1,442.4)	349.3
Cable franchise rights	17.3	(8.6)	8.7	17.3	(8.0)	9.3
Trade name	8.0	(0.4)	7.6	—	—	—
Developed technology and software	23.0	(2.3)	20.7	—	—	—
Patents	10.6	(6.5)	4.1	10.6	(4.9)	5.7
Balance	$3,403.7	$(1,896.9)	$1,506.8	$3,104.7	$(1,784.2)	$1,320.5

Intangible asset amortization methodology and useful lives were as follows as of June 30, 2017:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade name	straight-line	7 years
Developed technology and software	straight-line	3 years
Patents	straight-line	3 years

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Goodwill and Other Intangible Assets, Continued:

Amortization expense for intangible assets subject to amortization was $63.9 million and $112.7 million for the three and six month periods ended June 30, 2017, respectively, as compared to $46.7 million and $94.2 million for the same periods in 2016. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the years ended June 30:

Year	(Millions)
2018	$227.9
2019	189.4
2020	148.3
2021	111.3
2022	79.3
Thereafter	750.6
Total	$1,506.8

4. Long-term Debt:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	June 30, 2017	December 31, 2016
Issued by Windstream Services:
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	$—	$572.3
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	1,338.0	894.8
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	577.1	—
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	750.0	475.0
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020	700.0	700.0
2021 Notes – 7.750%, due October 1, 2021	809.3	809.3
2022 Notes – 7.500%, due June 1, 2022	441.2	441.2
2023 Notes – 7.500%, due April 1, 2023	343.5	343.5
2023 Notes – 6.375%, due August 1, 2023	585.7	585.7
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b)	100.0	100.0
Net discount on long-term debt (c)	(13.4)	(7.2)
Unamortized debt issuance costs (c)	(52.2)	(51.0)
	5,579.2	4,863.6
Less current maturities	(19.3)	(14.9)
Total long-term debt	$5,559.9	$4,848.7

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued:

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued:

During the first six months of 2017, Windstream Services borrowed $513.0 million under the revolving line of credit in its senior secured credit facility and retired $238.0 million of these borrowings through June 30, 2017. Considering letters of credit of $25.4 million, the amount available for borrowing under the revolving line of credit was $474.6 million at June 30, 2017.

During the first six months of 2017, the variable interest rate on the revolving line of credit ranged from 2.65 percent to 5.25 percent, and the weighted average rate on amounts outstanding was 2.95 percent during the period. Comparatively, the variable interest rate ranged from 2.44 percent to 4.50 percent during the first six months of 2016, with a weighted average rate on amounts outstanding during the period of 2.50 percent.

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

Partial Repurchase of Senior Notes - Pursuant to the debt repurchase program authorized by Windstream Services’ board of directors, during the first six months of 2016, Windstream Services repurchased in the open market $394.6 million aggregate principal amount of its senior unsecured notes consisting of the following:

•	$93.5 million aggregate principal amount of 2017 Notes, at a repurchase price of $97.8 million, including accrued and unpaid interest;

•	$97.9 million aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”), at a repurchase price of $81.3 million, including accrued and unpaid interest;

•
$38.8 million aggregate principal amount of 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”), at a repurchase price of $30.5 million, including accrued and unpaid interest; and

•
$119.9 million aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023 and $44.5 million aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023 (collectively the “2023 Notes”), at a repurchase price of $98.5 million and $36.9 million, including accrued and unpaid interest, respectively.

At the time of repurchase, there was $8.8 million in unamortized net discount and debt issuance costs related to the repurchased notes. The repurchases were funded utilizing available borrowings under the amended revolving line of credit.

The repurchases under the tender offer and the debt repurchase program were accounted for under the extinguishment method of accounting. Windstream Services recognized a net gain on the early extinguishment of these debt obligations, as presented in the table below.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued:

Net Gain (Loss) on Early Extinguishment of Debt

The net gain (loss) on early extinguishment of debt was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
EarthLink 2019 and 2020 Notes:
Premium on early redemption	$—	$—	$(18.3)	$—
Unamortized premium recorded in the Merger	—	—	16.3	—
Loss on early extinguishment of EarthLink 2019 and 2020 Notes	—	—	(2.0)	—
Senior secured credit facility:
Unamortized discount on original issuance	—	—	(0.3)	—
Unamortized debt issuance costs on original issuance	—	—	(0.9)	—
Loss on early extinguishment of senior secured credit facility	—	—	(1.2)	—
2017 Notes:
Premium on repurchases	—	—	—	(40.6)
Third-party fees for repurchases	—	(0.2)	—	(2.4)
Unamortized discount on original issuance	—	—	—	(2.0)
Unamortized debt issuance costs on original issuance	—	—	—	(3.7)
Loss on early extinguishment of 2017 Notes	—	(0.2)	—	(48.7)
Partial repurchases of 2021, 2022 and 2023 Notes:
Discount on repurchases	—	40.3	—	53.9
Unamortized premium on original issuance	—	0.5	—	0.8
Unamortized debt issuance costs on original issuance	—	(3.1)	—	(3.9)
Gain on early extinguishment from partial repurchases of 2021, 2022 and 2023 Notes	—	37.7	—	50.8
Net gain (loss) on early extinguishment of debt	$—	$37.5	$(3.2)	$2.1

Maturities for long-term debt outstanding as of June 30, 2017, excluding $13.4 million of unamortized net discount and $52.2 million of unamortized debt issuance costs, were as follows:

Twelve month period ended:	(Millions)
June 30, 2018	$19.3
June 30, 2019	19.3
June 30, 2020	769.3
June 30, 2021	2,003.4
June 30, 2022	1,256.3
Thereafter	1,577.2
Total	$5,644.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued:

Interest Expense

Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Interest expense - long-term debt	$88.4	$89.6	$174.3	$181.1
Interest expense - long-term lease obligations:
Telecommunications network assets	121.7	125.4	244.5	252.3
Real estate contributed to pension plan	1.6	1.6	3.1	3.1
Impact of interest rate swaps	3.2	2.9	6.0	5.7
Interest on capital leases and other	1.3	1.0	2.4	1.6
Less capitalized interest expense	(1.8)	(3.1)	(4.1)	(6.7)
Total interest expense	$214.4	$217.4	$426.2	$437.1

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. As of June 30, 2017, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more ownership interest in Windstream Services, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of June 30, 2017.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives, Continued:

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

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	June 30, 2017	December 31, 2016
Designated portion, measured at fair value:
Other assets	$7.5	$6.3
Other current liabilities	$13.1	$13.4
Other non-current liabilities	$19.9	$21.9
Accumulated other comprehensive income	$20.4	$22.3
De-designated portion, unamortized value:
Accumulated other comprehensive income	$(7.8)	$(10.7)
Weighted average fixed rate paid	1.10%	1.82%
Variable rate received	1.21%	0.74%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other income (expense), net in our consolidated statements of operations. There was $(0.1) million of ineffectiveness recognized on the cash flow hedges for both the three and six month periods ended June 30, 2017. Comparatively, ineffectiveness recognized on the cash flow hedges was $(0.6) million and $(1.1) million for the three and six month periods ended June 30 2016, respectively.

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of June 30, 2017. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

Windstream Services expects to recognize net losses of $3.7 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for those interest swap agreements at June 30, 2017. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives, Continued:

Changes in derivative instruments were as follows for the six month periods ended June 30:

(Millions)	2017	2016
Changes in fair value of effective portion, net of tax (a)	$(1.2)	$(7.1)
Amortization of net unrealized losses on de-designated interest rate swaps, net of tax (a)	$1.8	$1.4

(a)	Included as a component of other comprehensive (loss) income and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $33.5 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At June 30, 2017, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following tables presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2017 and December 31, 2016. Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2017:
Interest rate swaps	$7.5	$7.5	$(1.2)	$—	$6.3

December 31, 2016:
Interest rate swaps	$6.3	$6.3	$—	$—	$6.3

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2017:
Interest rate swaps	$33.0	$33.0	$(1.2)	$—	$31.8

December 31, 2016:
Interest rate swaps	$35.3	$35.3	$—	$—	$35.3

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the six-month period ended June 30, 2017 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of June 30, 2017 or December 31, 2016.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	June 30, 2017	December 31, 2016
Recorded at Fair Value in the Financial Statements:
Derivatives - Interest rate swap assets - Level 2	$7.5	$6.3
Derivatives - Interest rate swap liabilities - Level 2	$33.0	$35.3
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$5,414.8	$4,884.4

(a)
Recognized at carrying value of $5,631.4 million and $4,914.6 million in long-term debt, including current maturities, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of June 30, 2017 and December 31, 2016, the fair values of the interest rate swaps were reduced by $2.8 million and $1.7 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the six-month period ended June 30, 2017.

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

The components of pension benefit (income) expense, including provision for executive retirement agreements, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Benefits earned during the period	$2.0	$2.0	$4.1	$4.2
Interest cost on benefit obligation	11.5	13.9	23.1	27.7
Net actuarial (gain) loss	(2.3)	2.4	(2.3)	2.4
Amortization of prior service credit	(0.1)	(0.1)	(0.2)	(0.2)
Expected return on plan assets	(13.6)	(16.2)	(27.2)	(32.4)
Net periodic benefit (income) expense	$(2.5)	$2.0	$(2.5)	$1.7

The expected employer contributions to the qualified pension plan to meet our 2017 annual funding requirements are $27.0 million. On January 12, 2017, we made our required quarterly employer contribution of $8.0 million in cash to the qualified pension plan. We intend to fund the remaining 2017 contributions using cash, our common stock, or a combination thereof. On March 2, 2017, we filed an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock. We intend to utilize the ATM Program to facilitate contributions of cash to the qualified pension plan, if the price we can obtain for our common stock is no less than $6.00 per share. During the six months ended June 30, 2017, we issued and sold 1.3 million shares of common stock under the ATM Program and received proceeds of approximately $9.6 million, net of commissions. At June 30, 2017, subject to the terms and conditions of the ATM Program, we may sell an additional $15.2 million aggregate offering price of shares of common stock under the ATM Program. On April 14, 2017 and July 14, 2017, we made in cash our required quarterly contributions of $8.9 million and $1.5 million, respectively, using primarily proceeds from the ATM Program. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2017 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

The components of postretirement benefits expense (income) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Interest cost on benefit obligation	$0.2	$0.3	$0.5	$0.6
Amortization of net actuarial loss	0.1	—	0.1	0.1
Amortization of prior service credit	(0.1)	—	(0.2)	(0.4)
Plan curtailment	—	—	—	(5.5)
Net periodic benefit expense (income)	$0.2	$0.3	$0.4	$(5.2)

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

We contributed $1.4 million to the postretirement plan during the six-month period ended June 30, 2017, and expect to contribute an additional $0.5 million for postretirement benefits throughout the remainder of 2017, excluding amounts that will be funded by participant contributions to the plan.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $4.7 million and $11.5 million in the three and six month periods ended June 30, 2017, respectively, as compared to $4.2 million and $10.7 million for the same periods in 2016 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2017 matching contribution expected to be made in Windstream Holdings common stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. In March 2017, we contributed 3.1 million shares of our common stock with a fair value of $22.7 million, as determined by the plan trustee, and $0.6 million in cash to the plan for the 2016 annual matching contribution. Additionally, we contributed 3.2 million shares of our common stock to the plan for the 2015 annual matching contribution during the six-month period ended June 30, 2016. At the time of this contribution, the shares had a fair value of approximately $24.0 million as determined by the plan trustee.

8. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of June 30, 2017, the Incentive Plan had remaining capacity of approximately 4.4 million awards. As of June 30, 2017, we had additional remaining capacity of approximately 6.2 million awards from a similar equity incentive plan assumed in the merger with EarthLink.

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

The 2017 annual and three-year operating targets for these performance based restricted stock units were approved by the Board of Directors in February 2017 and May 2017. All performance targets for replacement awards granted to EarthLink employees were met prior to the merger date. For equity awards that contain only service conditions for vesting, we calculate the fair value of the award based on Windstream Holdings’ closing price on the grant date determined in accordance with the applicable authoritative guidance.

The vesting periods and grant date fair value for restricted stock and restricted stock units issued, including the EarthLink replacement awards, were as follows for the six-month period ended June 30, 2017:

(Number of shares in thousands)
Service-based restricted stock and restricted units:
Vest variably over remaining service period, up to three years	2,858.7
Vest ratably over a three-year service period	1,201.4
Vest three years from date of grant, service based	33.8
Vest one year from date of grant, service based - granted to non-employee directors	207.2
Total granted	4,301.1
Grant date fair value (Dollars in millions)	$30.6
Performance restricted units:
Vest variably over remaining required service period, up to three years	2,370.9
Vest contingently at the end of the respective performance period	1,258.6
Total granted	3,629.5
Grant date fair value (Dollars in millions)	$26.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Share-Based Compensation Plans, Continued:

Service-based restricted stock and restricted unit activity for the six-month period ended June 30, 2017 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2016	3,283.8	$10.27
Replacement grants related to merger with EarthLink	2,858.7	$7.19
Granted	1,442.4	$9.12
Vested	(2,345.6)	$9.61
Forfeited	(475.9)	$8.07
Non-vested at June 30, 2017	4,763.4	$7.97

Performance restricted stock unit activity for the six-month period ended June 30, 2017 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2016	1,206.3	$5.64
Replacement grants related to merger with EarthLink	2,370.9	$7.19
Granted	1,258.6	$7.22
Vested	(1,590.6)	$7.32
Forfeited	(214.2)	$5.97
Non-vested at June 30, 2017	3,031.0	$6.60

At June 30, 2017, unrecognized compensation expense for restricted stock and restricted stock units totaled $35.1 million and is expected to be recognized over the weighted average vesting period of 1.8 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. The total fair value of shares vested was $34.2 million for the six-month period ended June 30, 2017, as compared to $21.2 million for the same period in 2016. Share-based compensation expense for restricted stock and restricted stock units was $10.9 million and $20.9 million for the three and six month periods ended June 30, 2017, respectively, as compared to $4.7 million and $11.3 million for the same periods in 2016.

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

A summary of share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Restricted stock and restricted units and stock options	$10.9	$4.7	$20.9	$11.3
Employee savings plan (See Note 7)	4.7	4.2	11.5	10.7
Management incentive compensation plans	—	—	—	0.6
Share-based compensation expense	$15.6	$8.9	$32.4	$22.6

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

In the first half of 2017, we completed reductions in our workforce eliminating approximately 375 positions in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology workgroups to more efficiently manage our operations. In completing these workforce reductions, we incurred severance and other employee benefit costs of $10.5 million. Restructuring charges in the first six months of 2016 principally consisted of $8.9 million of severance and other employee-related costs incurred in connection with completing several small workforce reductions.

A summary of the merger, integration and other costs and restructuring charges recorded was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Merger, integration and other costs:
Information technology conversion costs	$0.6	$—	$1.5	$—
Costs related to merger with EarthLink (a)	13.4	—	66.5	—
Network optimization and contract termination costs	1.6	2.4	4.9	6.6
Consulting and other costs	0.8	0.2	0.8	1.0
Total merger, integration and other costs	16.4	2.6	73.7	7.6
Restructuring charges	3.5	5.9	10.9	10.3
Total merger, integration and other costs and restructuring charges	$19.9	$8.5	$84.6	$17.9

(a)
Includes investment banking, legal, accounting and other consulting fees of $22.8 million, severance and employee benefit costs for EarthLink employees terminated after the Merger of $29.5 million, share-based compensation expense of $9.8 million attributable to the accelerated vesting of replacement equity awards for terminated EarthLink employees and other miscellaneous expenses of $4.4 million.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges increased our reported net loss $13.1 million and $58.0 million for the three and six month periods ended June 30, 2017, respectively, and $11.0 million for the six month period ended June 30, 2016. Merger, integration and other cots and restructuring charges decreased net income $5.2 million for the three month period ended June 30, 2016.

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at June 30:

(Millions)	2017
Balance, beginning of period	$5.8
Merger, integration and other costs and restructuring charges	84.6
Cash outlays during the period	(77.7)
Balance, end of period	$12.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Other Costs and Restructuring Charges, Continued:

As of June 30, 2017, unpaid merger, integration and other costs and restructuring liabilities consisted of $3.0 million associated with the restructuring initiatives and $9.7 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

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

11. Net Gain on Disposal of Investment in Uniti Common Stock:

In June 2016, Windstream Services disposed of all of its shares of Uniti common stock through the completion of two debt-for-equity exchanges, pursuant to which Windstream Services transferred the Uniti shares to its bank creditors in exchange for the retirement of $672.0 million of borrowings outstanding under its revolving line of credit and to satisfy transaction-related expenses. Net of expenses, Windstream Services recognized a net gain on disposal of $17.3 million. Unrealized gains related to the Uniti common stock at the time of consummating the debt-for-equity exchanges were reclassified from accumulated other comprehensive income and included in the determination of the net gain on disposal.

12. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	June 30, 2017	December 31, 2016
Pension and postretirement plans	$(0.5)	$(1.2)
Unrealized net gains on interest rate swaps:
Designated portion	12.5	13.7
De-designated portion	(4.8)	(6.6)
Accumulated other comprehensive income	$7.2	$5.9

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Net Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2016	$7.1	$(1.2)	$5.9
Other comprehensive income before reclassifications	(1.2)	0.9	(0.3)
Amounts reclassified from other accumulated comprehensive income (a)	1.8	(0.2)	1.6
Balance at June 30, 2017	$7.7	$(0.5)	$7.2

(a)	See separate table below for details about these reclassifications.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,			Affected Line Item in the Consolidated Statements of Operations
	2017	2016	2017	2016
Available-for-sale securities:
Gain on disposal recognized in the period	$—	$(51.5)	$—	$(51.5)		Net gain on disposal of investment in Uniti common stock
Other-than-temporary impairment loss recognized in the period	—	—	—	181.9		Other-than-temporary impairment loss on investment in Uniti common stock
	—	(51.5)	—	130.4		Net (loss) income
Interest rate swaps:
Amortization of net unrealized losses on de-designated interest rate swaps	1.4	1.0	2.9	2.2		Interest expense
	1.4	1.0	2.9	2.2		Loss before income taxes
	(0.5)	(0.3)	(1.1)	(0.8)		Income tax benefit
	0.9	0.7	1.8	1.4		Net (loss) income
Pension and postretirement plans:
Plan curtailment	—	—	—	(5.5)	(a)
Amortization of net actuarial loss	0.1	—	0.1	0.1	(a)
Amortization of prior service credits	(0.2)	(0.1)	(0.4)	(0.6)	(a)
	(0.1)	(0.1)	(0.3)	(6.0)		Loss before income taxes
	—	0.1	0.1	2.4		Income tax benefit
	(0.1)	—	(0.2)	(3.6)		Net (loss) income
Total reclassifications for the period, net of tax	$0.8	$(50.8)	$1.6	$128.2		Net (loss) income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit expense (income) (see Note 7).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes:

The significant components of the net deferred income tax (asset) liability were as follows:

(Millions)	June 30, 2017	December 31, 2016
Property, plant and equipment	$1,377.3	$1,395.8
Goodwill and other intangible assets	1,317.2	1,265.6
Operating loss and credit carryforward	(887.0)	(528.8)
Postretirement and other employee benefits	(134.0)	(142.4)
Deferred compensation	(4.1)	(4.0)
Bad debt	(20.3)	(19.4)
Long-term lease obligations	(1,902.4)	(1,932.7)
Deferred debt costs	8.7	8.9
Restricted stock	(17.4)	(9.4)
Other, net	(41.0)	(28.6)
	(303.0)	5.0
Valuation allowance	249.5	146.5
Deferred income taxes, net	$(53.5)	$151.5
Deferred tax assets	$(3,043.0)	$(2,695.9)
Deferred tax liabilities	2,989.5	2,847.4
Deferred income taxes, net	$(53.5)	$151.5

At June 30, 2017 and December 31, 2016, we had gross federal net operating loss carryforwards of approximately $1,966.9 million and $1,094.2 million, respectively, which expire in varying amounts from 2023 through 2037. The loss carryforwards at June 30, 2017 were primarily losses acquired in conjunction with our prior acquisitions and the acquisition of EarthLink on February 27, 2017. The 2017 increase is primarily associated with the amount generated for the year and the acquisition of EarthLink.

At June 30, 2017 and December 31, 2016, we had net state net operating loss carryforwards of approximately $118.6 million and $87.2 million, respectively, which expire annually in varying amounts from 2017 through 2037. The loss carryforwards at June 30, 2017 were primarily losses acquired in conjunction with our prior acquisitions and the acquisition of EarthLink. The 2017 increase is primarily associated with the acquisition of EarthLink. Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to their expiration. In 2015, Windstream's board of directors adopted a shareholder rights plan designed to protect our net operating loss carryforwards from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carryforwards in the future. The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream common stock from the rights plan, if such acquisition would not limit or impair the availability of our net loss carryforwards.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of June 30, 2017 and December 31, 2016, we recorded valuation allowances of approximately $243.3 million and $140.3 million, respectively, related to federal and state loss carryforwards which are expected to expire before they are utilized. The 2017 increase in the valuation allowance is related to the acquisition of federal and state net operating losses from EarthLink and was recorded with an offset through goodwill.

The amount of federal tax credit carryforward at June 30, 2017 and December 31, 2016 was approximately $63.7 million and $48.7 million, respectively, which expire in varying amounts from 2031 through 2036. The 2017 increase is primarily associated with the acquisition of EarthLink. The amount of state tax credit carryforward was approximately $22.7 million at both June 30, 2017 and December 31, 2016, which expire in varying amounts from 2017 through 2027. Due to the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from some of the state tax credit carryforwards will not be realized prior to their expiration. Therefore, we recorded valuation allowances of approximately $6.2 million (net of federal benefit) to reduce deferred tax assets to amounts expected to be realized at both June 30, 2017 and December 31, 2016.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. (Loss) Earnings per Share:

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

We also issue performance-based restricted stock units as part of our share-based compensation plan. Certain of these restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of June 30, 2017, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Restricted stock units, stock options and warrants granted in conjunction with past acquisitions are included in the computation of dilutive earnings (loss) per share using the treasury stock method.

A reconciliation of net (loss) income and number of shares used in computing basic and diluted (loss) earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2017	2016	2017	2016
Basic and diluted (loss) earnings per share:
Numerator:
Net (loss) income	$(68.1)	$1.5	$(179.4)	$(230.4)
Income allocable to participating securities	(0.7)	(0.6)	(1.3)	(1.1)
Net (loss) income attributable to common shares	$(68.8)	$0.9	$(180.7)	$(231.5)

Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	190.7	96.4	160.2	98.1
Weighted average participating securities	(3.1)	(3.6)	(3.3)	(4.9)
Weighted average basic and diluted shares outstanding	187.6	92.8	156.9	93.2
Basic and diluted (loss) earnings per share:
Net (loss) income	($.37)	$.01	($1.15)	($2.48)

We have excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net loss for the three and six month periods ended June 30, 2017 and the six month period ended June 30, 2016. Stock options totaling 0.4 million shares were also excluded for the three month period ended June 30, 2016 because the exercise prices were greater than the average market price of our common stock. We had 4.7 million restricted stock units and 0.2 million stock options outstanding as of June 30, 2017, compared to 1.4 million restricted stock units and 0.4 million stock options outstanding at June 30, 2016.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

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

We evaluate performance of the segments based on segment income, which is computed as segment revenues and sales less segment operating expenses. As further discussed below, certain operating revenues and expenses are not assigned to our segments. During the second quarter of 2017, we realigned certain engineering teams focused on specific initiatives to enhance our broadband capabilities and network expansion and have allocated the related labor costs to the appropriate segment. Previously, these labor costs had not been assigned to our segments. We also reclassified certain product sales and the related cost of products sold from our Enterprise segment to CLEC Consumer and Small Business segment to better align these sales to the customer base purchasing these products. In addition, we revised our methodology for determining segment income to include within the segment operating results a reduction for certain engineering and other costs attributable to the construction of property, plant and equipment, including capitalized labor. Previously, internal costs associated with capitalizable activities were included in segment costs and expenses, while the associated benefits for capitalizing these costs were not allocated to the segments and were included within other unassigned operating expenses in reconciling total segment income to total consolidated net (loss) income. We believe these changes more accurately present the operating results of each of our business segments. Prior period segment information has been revised to reflect these changes for all periods presented. The changes had no impact on our consolidated results of operations.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger, integration and other costs, restructuring charges, share-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain regulatory fees, cost of products sold to contractors, and centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in Uniti common stock consisting of dividend income, net gain on disposal and other-than-temporary impairment loss, as well as other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

The following table summarizes our segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
ILEC Consumer and Small Business:
Revenues and sales	$387.2	$395.2	$778.2	$792.4
Costs and expenses	174.8	174.6	349.8	348.0
Segment income	212.4	220.6	428.4	444.4
Wholesale:
Revenues	175.9	159.9	333.4	323.1
Costs and expenses	59.5	43.9	107.4	87.4
Segment income	116.4	116.0	226.0	235.7
Enterprise:
Revenues and sales	574.9	505.8	1,100.4	1,015.3
Costs and expenses	472.1	418.2	907.1	848.7
Segment income	102.8	87.6	193.3	166.6
CLEC Consumer and Small Business:
Revenues	193.1	128.8	333.4	261.1
Costs and expenses	121.0	87.5	211.2	178.4
Segment income	72.1	41.3	122.2	82.7
Total segment revenues and sales	1,331.1	1,189.7	2,545.4	2,391.9
Total segment costs and expenses	827.4	724.2	1,575.5	1,462.5
Total segment income	$503.7	$465.5	$969.9	$929.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

The following table reconciles total segment revenues and sales to total consolidated revenues and sales:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Total segment revenues and sales	$1,331.1	$1,189.7	$2,545.4	$2,391.9
Regulatory and other operating revenues and sales	160.5	169.9	311.9	341.1
Total consolidated revenues and sales	$1,491.6	$1,359.6	$2,857.3	$2,733.0

The following table reconciles segment income to consolidated net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Total segment income	$503.7	$465.5	$969.9	$929.4
Regulatory and other operating revenues and sales	160.5	169.9	311.9	341.1
Depreciation and amortization	(362.4)	(308.2)	(700.9)	(613.0)
Other unassigned operating expenses	(195.0)	(172.6)	(428.1)	(345.2)
Dividend income on Uniti common stock	—	—	—	17.6
Other (expense) income, net	(0.1)	(1.9)	0.6	(3.1)
Net gain on disposal of investment in Uniti common stock	—	17.3	—	17.3
Net gain (loss) on early extinguishment of debt	—	37.5	(3.2)	2.1
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	—	(181.9)
Interest expense	(214.4)	(217.4)	(426.2)	(437.1)
Income tax benefit	39.6	11.4	96.6	42.4
Net (loss) income	$(68.1)	$1.5	$(179.4)	$(230.4)

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

Effective July 1, 2016, the guaranteed notes were amended to include a subsidiary as a Guarantor. Previously, this subsidiary was classified as a Non-Guarantor. As a result, information for the three and six month periods ended June 30, 2016 has been revised to reflect the change in the guarantor reporting structure. Following the Merger, the acquired legal entities of EarthLink have been designated as either Guarantors or Non-Guarantors. Accordingly, the financial information presented herein includes the acquired EarthLink operations beginning on February 27, 2017.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the three and six month periods ended June 30, 2017 and 2016, condensed consolidating and combined balance sheets as of June 30, 2017 and December 31, 2016, and condensed consolidating and combined statements of cash flows for the six month periods ended June 30, 2017 and 2016 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended June 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$311.8	$1,179.0	$(25.2)	$1,465.6
Product sales	—	23.3	2.7	—	26.0
Total revenues and sales	—	335.1	1,181.7	(25.2)	1,491.6
Costs and expenses:
Cost of services	—	143.8	628.0	(24.3)	747.5
Cost of products sold	—	22.5	7.2	—	29.7
Selling, general and administrative	—	44.5	180.6	(0.6)	224.5
Depreciation and amortization	2.2	119.1	241.1	—	362.4
Merger, integration and other costs	—	(1.8)	18.2	—	16.4
Restructuring charges	—	3.7	(0.2)	—	3.5
Total costs and expenses	2.2	331.8	1,074.9	(24.9)	1,384.0
Operating (loss) income	(2.2)	3.3	106.8	(0.3)	107.6
(Losses) earnings from consolidated subsidiaries	(24.2)	15.2	39.3	(30.3)	—
Other (expense) income, net	(0.2)	0.4	(0.3)	—	(0.1)
Intercompany interest income (expense)	21.8	(10.4)	(11.4)	—	—
Interest expense	(89.8)	(36.8)	(87.8)	—	(214.4)
(Loss) income before income taxes	(94.6)	(28.3)	46.6	(30.6)	(106.9)
Income tax (benefit) expense	(27.0)	(16.1)	3.8	—	(39.3)
Net (loss) income	$(67.6)	$(12.2)	$42.8	$(30.6)	$(67.6)
Comprehensive (loss) income	$(69.2)	$(12.2)	$42.8	$(30.6)	$(69.2)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended June 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$254.2	$1,083.2	$(6.1)	$1,331.3
Product sales	—	25.0	3.3	—	28.3
Total revenues and sales	—	279.2	1,086.5	(6.1)	1,359.6
Costs and expenses:
Cost of services	—	101.3	571.3	(5.4)	667.2
Cost of products sold	—	21.6	2.6	—	24.2
Selling, general and administrative	—	36.2	160.8	(0.7)	196.3
Depreciation and amortization	3.4	74.7	230.1	—	308.2
Merger, integration and other costs	—	—	2.6	—	2.6
Restructuring charges	—	1.0	4.9	—	5.9
Total costs and expenses	3.4	234.8	972.3	(6.1)	1,204.4
Operating (loss) income	(3.4)	44.4	114.2	—	155.2
Losses from consolidated subsidiaries	(1.1)	(23.7)	(6.8)	31.6	—
Other expense, net	(0.8)	(0.5)	(0.6)	—	(1.9)
Net gain on disposal of investment in Uniti common stock	17.3	—	—	—	17.3
Net gain on early extinguishment of debt	37.5	—	—	—	37.5
Intercompany interest income (expense)	32.8	(10.8)	(22.0)	—	—
Interest expense	(90.8)	(37.2)	(89.4)	—	(217.4)
Loss before income taxes	(8.5)	(27.8)	(4.6)	31.6	(9.3)
Income tax (benefit) expense	(10.4)	(1.6)	0.8	—	(11.2)
Net income (loss)	$1.9	$(26.2)	$(5.4)	$31.6	$1.9
Comprehensive income (loss)	$0.8	$(26.2)	$(5.4)	$31.6	$0.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Six Months Ended June 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$578.7	$2,275.3	$(44.0)	$2,810.0
Product sales	—	42.9	4.4	—	47.3
Total revenues and sales	—	621.6	2,279.7	(44.0)	2,857.3
Costs and expenses:
Cost of services	—	261.3	1,211.1	(42.5)	1,429.9
Cost of products sold	—	41.2	9.3	—	50.5
Selling, general and administrative	—	82.9	355.8	(1.2)	437.5
Depreciation and amortization	4.9	209.9	486.1	—	700.9
Merger, integration and other costs	—	1.0	72.7	—	73.7
Restructuring charges	—	5.0	5.9	—	10.9
Total costs and expenses	4.9	601.3	2,140.9	(43.7)	2,703.4
Operating (loss) income	(4.9)	20.3	138.8	(0.3)	153.9
(Losses) earnings from consolidated subsidiaries	(95.0)	(0.7)	32.1	63.6	—
Other income, net	—	0.6	—	—	0.6
Net loss on early extinguishment of debt	(1.2)	(2.0)	—	—	(3.2)
Intercompany interest income (expense)	48.0	(22.1)	(25.9)	—	—
Interest expense	(174.6)	(76.3)	(175.3)	—	(426.2)
Loss before income taxes	(227.7)	(80.2)	(30.3)	63.3	(274.9)
Income tax benefit	(49.0)	(29.9)	(17.3)	—	(96.2)
Net loss	$(178.7)	$(50.3)	$(13.0)	$63.3	$(178.7)
Comprehensive loss	$(177.4)	$(50.3)	$(13.0)	$63.3	$(177.4)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Six Months Ended June 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$510.0	$2,174.2	$(12.3)	$2,671.9
Product sales	—	53.6	7.5	—	61.1
Total revenues and sales	—	563.6	2,181.7	(12.3)	2,733.0
Costs and expenses:
Cost of services	—	201.5	1,145.5	(11.0)	1,336.0
Cost of products sold	—	47.5	5.6	—	53.1
Selling, general and administrative	—	75.6	325.3	(1.3)	399.6
Depreciation and amortization	7.2	149.2	456.6	—	613.0
Merger, integration and other costs	—	—	7.6	—	7.6
Restructuring charges	—	1.8	8.5	—	10.3
Total costs and expenses	7.2	475.6	1,949.1	(12.3)	2,419.6
Operating (loss) income	(7.2)	88.0	232.6	—	313.4
Earnings (losses) from consolidated subsidiaries	4.3	(46.9)	(14.2)	56.8	—
Dividend income on Uniti common stock	17.6	—	—	—	17.6
Other expense, net	(0.8)	(0.5)	(1.8)	—	(3.1)
Net gain on disposal of investment in Uniti common stock	17.3	—	—	—	17.3
Net gain on early extinguishment of debt	2.1	—	—	—	2.1
Other-than-temporary impairment loss on investment in Uniti common stock	(181.9)	—	—	—	(181.9)
Intercompany interest income (expense)	57.6	(20.8)	(36.8)	—	—
Interest expense	(183.4)	(74.6)	(179.1)	—	(437.1)
(Loss) income before income taxes	(274.4)	(54.8)	0.7	56.8	(271.7)
Income tax (benefit) expense	(44.7)	(3.0)	5.7	—	(42.0)
Net loss	$(229.7)	$(51.8)	$(5.0)	$56.8	$(229.7)
Comprehensive income (loss)	$47.7	$(51.8)	$(5.0)	$56.8	$47.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of June 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$24.7	$—	$24.7
Accounts receivable, net	—	196.8	462.9	—	659.7
Notes receivable - affiliate	—	4.9	—	(4.9)	—
Affiliates receivable, net	—	92.8	1,942.5	(2,035.3)	—
Inventories	—	75.1	15.3	—	90.4
Prepaid expenses and other	19.1	34.4	98.6	—	152.1
Total current assets	19.1	404.0	2,544.0	(2,040.2)	926.9
Investments in consolidated subsidiaries	6,631.4	770.7	428.2	(7,830.3)	—
Notes receivable - affiliate	—	308.7	—	(308.7)	—
Goodwill	1,636.6	1,721.9	1,212.6	—	4,571.1
Other intangibles, net	497.3	515.6	493.9	—	1,506.8
Net property, plant and equipment	6.3	1,246.7	4,305.2	—	5,558.2
Deferred income taxes	—	436.1	126.0	(508.6)	53.5
Other assets	21.0	16.1	52.6	—	89.7
Total Assets	$8,811.7	$5,419.8	$9,162.5	$(10,687.8)	$12,706.2
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$19.3	$—	$—	$—	$19.3
Current portion of long-term lease obligations	—	52.1	125.7	—	177.8
Accounts payable	—	113.3	227.1	—	340.4
Affiliates payable, net	2,065.1	—	—	(2,035.3)	29.8
Notes payable - affiliate	—	—	4.9	(4.9)	—
Advance payments and customer deposits	—	43.2	166.1	—	209.3
Accrued taxes	0.2	22.8	62.3	—	85.3
Accrued interest	56.4	1.8	0.8	—	59.0
Other current liabilities	39.0	96.6	171.3	—	306.9
Total current liabilities	2,180.0	329.8	758.2	(2,040.2)	1,227.8
Long-term debt	5,460.3	99.6	—	—	5,559.9
Long-term lease obligations	—	1,378.5	3,362.1	—	4,740.6
Notes payable - affiliate	—	—	308.7	(308.7)	—
Deferred income taxes	508.6	—	—	(508.6)	—
Other liabilities	32.6	70.4	444.7	—	547.7
Total liabilities	8,181.5	1,878.3	4,873.7	(2,857.5)	12,076.0
Commitments and Contingencies (See Note 17)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	1,193.7	3,958.6	1,294.8	(5,253.4)	1,193.7
Accumulated other comprehensive income (loss)	7.2	—	(0.6)	0.6	7.2
(Accumulated deficit) retained earnings	(570.7)	(456.5)	2,912.7	(2,456.2)	(570.7)
Total equity	630.2	3,541.5	4,288.8	(7,830.3)	630.2
Total Liabilities and Equity	$8,811.7	$5,419.8	$9,162.5	$(10,687.8)	$12,706.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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
Commitments and Contingencies (See Note 17)
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(122.8)	$125.8	$350.4	$—	$353.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.2)	(58.5)	(449.1)	—	(507.8)
Cash acquired from EarthLink	—	0.7	4.3	—	5.0
Other, net	—	—	(11.8)	—	(11.8)
Net cash used in investing activities	(0.2)	(57.8)	(456.6)	—	(514.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(35.3)	—	—	—	(35.3)
Contributions from Windstream Holdings, Inc.	9.6	—	—	—	9.6
Repayments of debt and swaps	(825.7)	(435.3)	—	—	(1,261.0)
Proceeds of debt issuance	1,535.6	—	—	—	1,535.6
Debt issuance costs	(7.3)	—	—	—	(7.3)
Intercompany transactions, net	(543.3)	405.7	137.6	—	—
Payments under long-term lease obligations	—	(24.1)	(58.1)	—	(82.2)
Payments under capital lease obligations	—	(18.3)	(3.7)	—	(22.0)
Other, net	(10.6)	1.8	(1.8)	—	(10.6)
Net cash provided from (used in) financing activities	123.0	(70.2)	74.0	—	126.8
Decrease in cash and cash equivalents	—	(2.2)	(32.2)	—	(34.4)
Cash and Cash Equivalents:
Beginning of period	—	2.2	56.9	—	59.1
End of period	$—	$—	$24.7	$—	$24.7

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Six Months Ended June 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash provided from operating activities	$179.6	$219.8	$25.8	$—	$425.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.3)	(99.5)	(410.5)	—	(510.3)
Proceeds from sale of property	—	1.0	5.2	—	6.2
Other, net	(2.0)	—	(2.3)	—	(4.3)
Net cash used in investing activities	(2.3)	(98.5)	(407.6)	—	(508.4)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(59.1)	—	—	—	(59.1)
Repayments of debt and swaps	(1,631.5)	—	—	—	(1,631.5)
Proceeds of debt issuance	1,925.0	—	—	—	1,925.0
Debt issuance costs	(11.7)	—	—	—	(11.7)
Intercompany transactions, net	(390.0)	(101.0)	487.7	3.3	—
Payments under long-term lease obligations	—	(21.9)	(52.6)	—	(74.5)
Payments under capital lease obligations	—	(0.3)	(46.9)	—	(47.2)
Other, net	(7.5)	1.8	(1.8)	—	(7.5)
Net cash (used in) provided from financing activities	(174.8)	(121.4)	386.4	3.3	93.5
Increase (decrease) in cash and cash equivalents	2.5	(0.1)	4.6	3.3	10.3
Cash and Cash Equivalents:
Beginning of period	—	1.1	33.5	(3.3)	31.3
End of period	$2.5	$1.0	$38.1	$—	$41.6

17. Commitments and Contingencies:

Lease Commitments

Minimum rental commitments for all non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows for each of the years ended June 30:

Year	(Millions)
2018	$168.2
2019	130.3
2020	97.4
2021	64.8
2022	54.2
Thereafter	115.7
Total	$630.6

Rental expense totaled $39.4 million and $79.4 million for the three and six month periods ended June 30, 2017, respectively, as compared to $28.3 million and $57.1 million for the same periods in 2016.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

17. Commitments and Contingencies, Continued:

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

In addition, numerous copyright holders represented by RightsCorp, Inc. (“RightsCorp”) have sent notices and a letter to Windstream in which they have asserted that our customers have utilized our services to allegedly illegally download and share alleged copyrighted material via peer-to-peer or “filesharing” programs and threatened to file a lawsuit. These holders maintain that Windstream is responsible for alleged infringement because after notification, Windstream did not shut off service to customers alleged to be repeat infringers, and, further, that Windstream may not claim a safe harbor pursuant to the Digital Millennium Copyright Act of 1998. On June 27, 2016, Windstream filed a complaint for declaratory judgment in the United States District Court - Southern District of New York against RightsCorp and BMG Rights Management (US) LLC, a client of RightsCorp, seeking a declaration that it is not liable under applicable laws for any alleged copyright infringement and that the defendants are not entitled to any alleged damages from Windstream for alleged copyright infringement. On April 17, 2017, the court granted the motion to dismiss filed by RightsCorp and BMG Rights Management (US) LLC, finding Windstream’s complaint for declaratory judgment did not present a case or controversy. Windstream has appealed the dismissal, and the appeal is currently pending.

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

Other Matters

Windstream and one of its Enterprise customers had an agreement pursuant to which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services is administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, has appealed the denial, and while the ultimate resolution is not currently predictable, if there is a future adverse legal ruling against Windstream, the ruling could constitute a material adverse outcome on our future consolidated results of operations, cash flows or financial condition.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

18. Subsequent Events:

Restructuring

On July 27, 2017, we commenced a restructuring of our workforce and other cost savings initiatives to improve our overall cost structure and gain operational efficiencies.  In undertaking these efforts, we expect to incur total aggregate charges not to exceed $25 million, principally consisting of severance and other employee benefit costs. We expect to complete these initiatives and record the related restructuring charge in the third quarter of 2017.

Completion of Acquisition

On July 28, 2017, Windstream Holdings completed its merger with Broadview Networks Holdings, Inc. (“Broadview”), pursuant to the terms of Agreement and Plan of Merger (the “Broadview Merger Agreement”) dated April 12, 2017, whereby Broadview merged into Beethoven Merger Subsidiary, Inc., with Broadview surviving as an indirect wholly owned subsidiary of Windstream Holdings, and changing its name to Windstream BV Holdings, Inc. Broadview is a leading provider of cloud-based unified communications solutions to small and medium-sized businesses and offers a broad suite of cloud-based services, which will improve our competitiveness and ability to provide enhanced services to business customers. Upon completion of the merger, Windstream added approximately 20,000 small and medium-sized business and enterprise customers and approximately 3,000 incremental route fiber miles. Pursuant to the terms of the Broadview Merger Agreement, each share of Broadview’s common stock, par value $.01 per share that was issued and outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive cash consideration of $6.98 per share. In completing the merger, Windstream paid $69.8 million in cash to Broadview shareholders and assumed $160.1 million of Broadview’s long-term debt obligations. On the date of closing, Windstream Services repaid amounts outstanding under Broadview’s revolving credit facility and deposited in trust funds for the redemption of Broadview's outstanding 10.5 percent Senior Notes due November 15, 2017, using amounts available under Windstream Services’ senior secured revolving credit facility. The transaction is valued at approximately $230.0 million.

We will record the merger with Broadview using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Broadview’s operations will be included in our consolidated results of operations beginning on the date of the merger. We expect to complete the initial purchase price allocation for this acquisition during the third quarter of 2017.

Elimination of Dividend and Adoption of Stock Repurchase Plan

On August 3, 2017, we announced that our Board of Directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017. Concurrently, our Board of Directors authorized a share repurchase program of up to $90.0 million, effective through March 31, 2019. Under the share buyback program, we may repurchase shares, from time to time, in the open market. We intend to use the cash savings from the elimination of the quarterly dividend payment to fund the share repurchase program and to repay our debt obligations.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three and six month periods ended June 30, 2017, the amount of pretax expenses directly incurred by Windstream Holdings were approximately $0.8 million and $1.1 million, respectively, compared to $0.6 million and $1.1 million for the same periods in 2016. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.5 million and $0.7 million for the three and six month periods ended June 30, 2017 compared to $0.4 million and $0.7 million in 2016. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

ACQUISITION OF EARTHLINK HOLDINGS CORP

On February 27, 2017, Windstream Holdings completed its merger with Earthlink Holdings Corp. (“EarthLink”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2016,whereby EarthLink merged into Europa Merger Sub, Inc., an wholly-owned subsidiary of Windstream Services, LLC, and survived, and immediately following, merged with Europa Merger Sub, LLC, a wholly-owned subsidiary of Windstream Services, LLC, with Merger Sub surviving and changing its name to EarthLink Holdings, LLC (the “Merger”). Earthlink Holdings, LLC is a direct, wholly-owned subsidiary of Windstream Services and provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. As a result of the Merger, Windstream added approximately 700,000 customers and approximately 16,000 incremental route fiber miles. In the Merger, each share of EarthLink common stock was exchanged for 0.818 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings issued approximately 88 million shares of its common stock and assumed approximately $435 million of EarthLink’s long-term debt, in a transaction valued at approximately $1.1 billion. Upon closing of the Merger, Windstream Holdings’ stockholders own approximately fifty-one percent (51%) and EarthLink stockholders own approximately forty-nine percent (49%) of the combined company. As a result of the Merger, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over an extensive national footprint now spanning approximately 150,000 fiber route miles. We also expect to achieve operating and capital expense synergies in integrating EarthLink’s operations into our existing business segment structure. For additional information regarding the Merger, including our refinancing of EarthLink’s long-term debt, see Notes 2 and 4 to the consolidated financial statements.

ACQUISITION OF BROADVIEW NETWORKS HOLDINGS, INC.

On July 28, 2017, Windstream Holdings completed its merger with Broadview Networks Holdings, Inc. (“Broadview”), pursuant to the terms of Agreement and Plan of Merger (the “Broadview Merger Agreement”) dated April 12, 2017, whereby Broadview merged into Beethoven Merger Subsidiary, Inc., with Broadview surviving as an indirect wholly owned subsidiary of Windstream Holdings, and changing its name to Windstream BV Holdings, Inc. Broadview is a leading provider of cloud-based unified communications solutions to small and medium-sized businesses and offers a broad suite of cloud-based services which will improve our competitiveness and ability to provide enhanced services to business customers. Broadview’s proprietary OfficeSuite® and unified communications platforms are complementary to our existing Software Defined Wide Area Networking (“SDWAN”) product offering. In addition, Broadview has an experienced sales force and strong channel partner program, which we will leverage to sell unified communications services across our small business and mid-market enterprise customer bases. In the acquisition, Windstream added approximately 20,000 small and medium-sized business and enterprise customers and approximately 3,000 incremental route fiber miles. We also expect to achieve operating and capital expense synergies in integrating Broadview’s operations into our existing business segment structure.

Pursuant to the terms of the Broadview Merger Agreement, each share of Broadview’s common stock, par value $.01 per share that was issued and outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive cash consideration of $6.98 per share. In completing the merger, Windstream paid $69.8 million in cash to Broadview shareholders and assumed $160.1 million of Broadview’s long-term debt obligations. On the date of closing, Windstream Services repaid amounts outstanding under Broadview’s revolving credit facility and deposited in trust funds for the redemption of Broadview's outstanding 10.5 percent Senior Notes due November 15, 2017, plus accrued and unpaid interest to the redemption date, using amounts available under Windstream Services’ senior secured revolving credit facility. The transaction is valued at approximately $230.0 million.  We will record the merger with Broadview using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Broadview’s operations will be included in our consolidated results of operations beginning on the date of the merger. We expect to complete the initial purchase price allocation for this acquisition during the third quarter of 2017.

OVERVIEW

We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and wholesale customers across the United States. We provide data, cloud solutions, unified communications and managed services to small business and enterprise clients. We also offer bundled services, including broadband, security solutions, voice and digital television to consumers. We supply core transport solutions on a local and long-haul fiber network spanning approximately 150,000 miles, including network assets acquired in the acquisitions of EarthLink and Broadview.

Our vision is to provide a best-in-class customer experience through a world-class network. Our “network first” strategy entails leveraging our existing infrastructure and investing in the latest technologies to create significant value for both our customers and our shareholders. Following the completion of the Merger, our business unit organizational structure is focused on the following four core customer groups: ILEC Consumer and Small Business, Wholesale, Enterprise, and CLEC Consumer and Small Business, as further defined below. This organizational structure aligns all aspects of the customer relationship (sales, service delivery, and customer service) to improve accountability to the customer and sharpen our operational focus.

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

EXECUTIVE SUMMARY

Our operational focus for 2017 is on integrating the operations of EarthLink to achieve our expected operating expense and capital expenditure synergies, improving ILEC consumer trends by capitalizing on our network investments that enable greater broadband speeds, increasing the profitability of our enterprise business, and leveraging our advanced technology to drive sales and improve the overall customer experience. During 2017, we achieved the following related to these initiatives:

•
Grew our Enterprise contribution margin by approximately $26.7 million, or 16.0 percent, compared to the same period in 2016, primarily due to the merger with EarthLink. Maintained steady margins in our other business segments through strong expense management efforts.

•
Continued to invest in our network to enhance its capabilities by extending our fiber and fixed wireless footprints in key cities, building our long-haul express fiber transport network throughout the western United States, and expanding the availability of premium broadband speeds to our customers. During the second quarter of 2017, we completed Project Excel, a capital program begun in late 2015 that accelerated the upgrade of our broadband network.

•
Remained on schedule to achieve our expected annual capital expenditure and operating expense synergies from the EarthLink acquisition as integration efforts are expected to accelerate in the second half of 2017.

•	Expanded our core technology assets and applications with the closure of the Broadview acquisition.

Our consolidated operating results for the three and six month periods ended June 30, 2017 were favorably impacted by revenue growth in ILEC consumer high-speed Internet, enterprise and core wholesale revenues primarily due to continued migration of customers to higher speeds and increased demand as well as incremental revenues attributable to the acquisition of EarthLink. These increases were partially offset by reductions in switched access revenues and federal USF surcharges due to the adverse effects of inter-carrier compensation reform. When compared to the same periods a year ago, operating results for the three and six month periods ended June 30, 2017 were adversely impacted by higher depreciation and amortization expense of $54.2 million and $87.9 million and increased merger, integration and other costs of $13.8 million and $66.1 million, respectively, primarily attributable to the acquisition of EarthLink. Depreciation expense also increased in both the three and six month periods of 2017 due to changes implemented in the fourth quarter of 2016, the effects of which were to extend the useful lives of certain fiber assets from 20 to 25 years and to shorten the depreciable lives of assets used by certain of our subsidiaries.

On July 27, 2017, we commenced a restructuring of our workforce and other cost savings initiatives to improve our overall cost structure and gain operational efficiencies.  In undertaking these efforts, we expect to incur total aggregate charges not to exceed $25 million, principally consisting of severance and other employee benefit costs. We expect to complete these initiatives and record the related restructuring charge in the third quarter of 2017 and realize cost savings of approximately $25 million in 2017 and $55 million in annual savings beginning in 2018.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2017	2016	Amount	%	2017	2016	Amount	%
Revenues and sales:
Service revenues	$1,465.6	$1,331.3	$134.3	10	$2,810.0	$2,671.9	$138.1	5
Product sales	26.0	28.3	(2.3)	(8)	47.3	61.1	(13.8)	(23)
Total revenues and sales	1,491.6	1,359.6	132.0	10	2,857.3	2,733.0	124.3	5
Costs and expenses:
Cost of services (a)	747.5	667.2	80.3	12	1,429.9	1,336.0	93.9	7
Cost of products sold	29.7	24.2	5.5	23	50.5	53.1	(2.6)	(5)
Selling, general and administrative	225.3	196.9	28.4	14	438.6	400.7	37.9	9
Depreciation and amortization	362.4	308.2	54.2	18	700.9	613.0	87.9	14
Merger, integration and other costs	16.4	2.6	13.8	*	73.7	7.6	66.1	*
Restructuring charges	3.5	5.9	(2.4)	(41)	10.9	10.3	0.6	6
Total costs and expenses	1,384.8	1,205.0	179.8	15	2,704.5	2,420.7	283.8	12
Operating income	106.8	154.6	(47.8)	(31)	152.8	312.3	(159.5)	(51)
Dividend income on Uniti common stock	—	—	—	*	—	17.6	(17.6)	(100)
Other (expense) income, net	(0.1)	(1.9)	1.8	(95)	0.6	(3.1)	3.7	(119)
Net gain on disposal of investment in Uniti common stock (b)	—	17.3	(17.3)	(100)	—	17.3	(17.3)	(100)
Net gain (loss) on early extinguishment of debt	—	37.5	(37.5)	(100)	(3.2)	2.1	(5.3)	*
Other-than-temporary impairment loss on investment in Uniti common stock (c)	—	—	—	*	—	(181.9)	181.9	(100)
Interest expense	(214.4)	(217.4)	3.0	(1)	(426.2)	(437.1)	10.9	(2)
Loss before income taxes	(107.7)	(9.9)	(97.8)	*	(276.0)	(272.8)	(3.2)	1
Income tax benefit	(39.6)	(11.4)	(28.2)	*	(96.6)	(42.4)	(54.2)	128
Net (loss) income	$(68.1)	$1.5	$(69.6)	*	$(179.4)	$(230.4)	$51.0	(22)
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 11 for further discussion of this net gain.

(c)	See Note 10 for further discussion of this impairment loss.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table presents the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisition of EarthLink	$224.7		$306.8
Decreases in Enterprise revenues (a)	(22.2)		(32.4)
Decreases in ILEC Consumer and Small Business revenues (b)	(7.9)		(13.9)
Decreases in Wholesale revenues (c)	(15.4)		(32.9)
Decreases in CLEC Consumer and Small Business revenues (d)	(27.3)		(51.5)
Decreases in regulatory and other revenues (e)	(17.6)		(38.0)
Net increases in service revenues	$134.3	10	$138.1	5

(a)	Decreases were primarily due to reductions in traditional voice and long-distance revenues as well as data and integrated services due to lower usage and the effects of competition.

(b)
Decreases were primarily from reductions in both Consumer and Small Business - ILEC voice-only revenues attributable to a decline in customers due to the impacts of competition. The decreases were partially offset by growth in high-speed Internet bundles due to the continued migration of customers to higher speeds and the effects of targeted price increases.

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

The decreases in regulatory and other revenues during the three and six month periods ended June 30, 2017 were primarily from reductions in switched access revenues and federal USF surcharges due to the impacts of inter-carrier compensation reform.

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

The following table presents the primary drivers of the changes in product sales compared to the same periods a year ago:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount	%
Changes in CLEC consumer and small business product sales	$0.6	$—
Changes in contractor sales	0.6	(1.6)
Increases attributable to acquisition of EarthLink	0.3	0.3
Decreases in ILEC consumer and small business product sales	(0.1)	(0.3)
Decreases in enterprise product sales (a)	(3.7)	(12.2)
Net decreases in product sales	$(2.3) (8)	$(13.8)	(23)

(a)
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

The following table presents the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisition of EarthLink	$134.5		$182.0
Increases in network operations (a)	1.9		5.6
Increases in other expenses (b)	0.3		1.9
Changes in postretirement and pension	(3.5)		0.8
Decreases in federal USF expense (c)	(7.0)		(14.3)
Decreases in interconnection expense (d)	(45.9)		(82.1)
Net increases in cost of services	$80.3	12	$93.9	7

(a)
Increases in network operations were primarily due to contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers and higher leased network facilities costs attributable to expansion of our fiber transport network.

(b)
Other costs include a reserve for a potential penalty attributable to not meeting certain spend commitments under a circuit discount plan of approximately $2.5 million and $7.7 million for the three and six month periods ended June 30, 2017, respectively. These increases were partially offset by reductions in bad debt and business taxes due to improved customer collection efforts and overall reductions in revenues, respectively.

(c)
Decreases in federal USF contributions were primarily driven by a decrease in the USF contribution factor for the three and six month periods ended June 30, 2017, compared to the same periods a year ago, and the overall reductions in revenues.

(d)
Decreases in interconnection expense were primarily attributable to rate reductions and cost improvements from the continuation of network efficiency projects, declining growth in customers, and lower long distance usage, partially offset by an increase in higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The increase in the three month period of 2017 primarily reflects the higher costs of new, upgraded modems necessary to deliver faster Internet speeds to our customers. The change in the six month period of 2017 was consistent with the change in product sales for the same period.

The following table presents the primary drivers of the changes in cost of products sold compared to the same periods a year ago:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increases in product sales to consumer and small business customers	$2.3		$1.6
Changes in product sales to enterprise customers	2.1		(3.0)
Changes in sales to contractors	0.8		(1.5)
Increases attributable to acquisition of EarthLink	0.3		0.3
Net changes in cost of products sold	$5.5	23	$(2.6) (5)

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table presents the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisition of EarthLink	$40.7		$59.0
Changes in sales and marketing expenses	0.1		(1.1)
Changes in postretirement and pension	(1.1)		0.7
Decreases in salaries and other benefits (a)	(11.3)		(18.4)
Changes in other costs	—		(2.3)
Net increases in SG&A	$28.4	14	$37.9	9

(a)
Decreases were primarily due to reduced headcount in our Enterprise segment to increase operating efficiency and restructure our sales and customer service workforce to improve the overall customer experience as well as a reduction in small business residual partner commissions directly related to the decline in small business customers.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table presents the primary drivers of the changes in depreciation and amortization expense compared to the same periods a year ago:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisition of EarthLink	$44.1		$59.4
Increases in depreciation expense (a)	16.7		41.7
Decreases in amortization expense (b)	(6.6)		(13.2)
Net increases in depreciation and amortization expense	$54.2	18	$87.9	14

(a)
Increases in depreciation expense were primarily due to the implementation of new depreciation rates that shortened the depreciable lives of assets used by certain of our subsidiaries partially offset by the effects of extending the useful lives of certain fiber assets from 20 to 25 years. See Note 1 to the consolidated financial statements for additional information.

(b)
Decreases in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

Merger, Integration and Other Costs and Restructuring Costs

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger, integration and other costs in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees and severance and employee benefit costs related to the merger with EarthLink. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. We will complete this project in 2017. Costs related to the network optimization project and our merger with EarthLink account for the majority of merger, integration and other costs incurred during 2017.

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

In the first half of 2017, we completed reductions in our workforce eliminating approximately 375 positions in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology workgroups to more efficiently manage our operations. In completing these workforce reductions, we incurred severance and other employee benefit costs of $10.5 million. Restructuring charges in the first six months of 2016 principally consisted of $8.9 million of severance and other employee-related costs incurred in connection with completing several small workforce reductions.

Set forth below is a summary of merger, integration and other costs and restructuring charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Merger, integration and other costs:
Information technology conversion costs	$0.6	$—	$1.5	$—
Costs related to merger with EarthLink (a)	13.4	—	66.5	—
Network optimization and contract termination costs	1.6	2.4	4.9	6.6
Consulting and other costs	0.8	0.2	0.8	1.0
Total merger, integration and other costs	16.4	2.6	73.7	7.6
Restructuring charges	3.5	5.9	10.9	10.3
Total merger, integration and other costs and restructuring charges	$19.9	$8.5	$84.6	$17.9

(a)
For the three and six month periods ended June 30, 2017, these amounts include severance and employee benefit costs for EarthLink employees terminated after the Merger of $5.0 million and $29.5 million, share-based compensation expense of $5.3 million and $9.8 million attributable to the accelerated vesting of assumed equity awards for terminated EarthLink employees and other miscellaneous expenses of $3.7 million and $4.4 million, respectively. For the six month period of 2017, we also incurred investment banking, legal, accounting and other consulting fees of $22.8 million related to the Merger.

Summary of Liability Activity Related to Both Merger. Integration and Other Costs and Restructuring Charges

As of June 30, 2017, we had unpaid merger, integration and other costs and restructuring liabilities totaling $12.7 million, which consisted of $3.0 million associated with restructuring initiatives and $9.7 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $47.8 million, or 31 percent, and $159.5 million, or 51 percent, during the three and six month periods ended June 30, 2017, respectively, as compared to the same periods in 2016. These decreases were primarily due to higher depreciation and amortization expense of $54.2 million and $87.9 million for the three and six month periods ended June 30, 2017, respectively, and an increase in merger, integration and other costs of $13.8 million and $66.1 million, all primarily attributable to EarthLink. Operating income for both periods of 2017 also reflect reductions in small business, wholesale and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse affects of intercarrier compensation reform, respectively. For the three and six month periods ended June 30, 2017, these increases to expense were partially offset by incremental operating income, excluding depreciation and amortization, of $49.3 million and $65.5 million, respectively, due to the acquisition of EarthLink.

Net Gain (Loss) on Early Extinguishment of Debt

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

Comparatively, in the six-month period ended June 30, 2016, Windstream Services repurchased $835.7 million of long-term debt using proceeds from the issuance of a new $600.0 million secured term loan and available borrowings under its revolving line of credit. The repurchases consisted of 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes”); 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”); 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”); 7.500 senior unsecured notes due April 1, 2023 and 6.375 percent senior unsecured notes due August 1, 2023, (collectively the “2023 Notes”). The repurchases were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a net gain from the extinguishment of these debt obligations.

The net gain (loss) on early extinguishment of debt was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Loss on early extinguishment of EarthLink 2019 and 2020 Notes	$—	$—	$(2.0)	$—
Loss on early extinguishment of senior secured credit facility	—	—	(1.2)	—
Loss on early extinguishment of 2017 Notes	—	(0.2)	—	(48.7)
Gain on early extinguishment from partial repurchase of 2021, 2022 and 2023 Notes	—	37.7	—	50.8
Net gain (loss) on early extinguishment of debt	$—	$37.5	$(3.2)	$2.1

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Senior secured credit facility, Tranche B	$25.9	$15.5	$48.6	$21.5
Senior secured credit facility, revolving line of credit	6.6	5.2	11.8	9.9
Senior unsecured notes	54.1	67.2	108.2	146.3
Notes issued by subsidiaries	1.8	1.7	5.7	3.4
Interest expense - long-term lease obligations:
Telecommunications network assets	121.7	125.4	244.5	252.3
Real estate contributed to pension plan	1.6	1.6	3.1	3.1
Impacts of interest rate swaps	3.2	2.9	6.0	5.7
Interest on capital leases and other	1.3	1.0	2.4	1.6
Less capitalized interest expense	(1.8)	(3.1)	(4.1)	(6.7)
Total interest expense	$214.4	$217.4	$426.2	$437.1

Interest expense decreased $3.0 million, or 1 percent, and $10.9 million, or 2 percent, for the three and six month periods ended June 30, 2017, respectively, as compared to the same periods in 2016. The decreases were primarily due to reduced interest costs resulting from the retirement of the 2017 Notes and the partial repurchases of the 2021 Notes, 2022 Notes, and 2023 Notes completed in 2016 pursuant to a debt repurchase program authorized by Windstream Services’ board of directors. Interest expense associated with the long-term lease obligation under the master lease with Uniti also decreased $3.7 million and $7.8 million in the three and six months of 2017, respectively, due to a larger portion of the monthly lease payment being recorded as a reduction to the long-term lease obligation in applying the effective interest method over the initial term of the master lease. These decreases were partially offset by additional interest costs attributable to incremental term loans under Tranche B6 and B7 of the senior secured credit facility, the proceeds of which were primarily used to repurchase a portion of the 2017 Notes and to repay EarthLink’s assumed long-term debt obligations and amounts outstanding under Tranche B5.

Income Taxes

During the three and six month periods ended June 30, 2017, we recognized income tax benefits of $39.6 million and $96.6 million, respectively, as compared to income tax benefits of $11.4 million and $42.4 million for the same periods in 2016. The income tax benefits recorded in both periods of 2017 reflected the loss before taxes recognized in each period. The income tax benefit recorded in the six month period of 2017 was offset by discrete tax expense of $6.1 million for nondeductible transaction costs associated with the merger with EarthLink and discrete tax expense of $2.5 million associated with the vesting of restricted stock. Comparatively, the income tax benefit recorded for the three and six month periods ended June 30, 2016 reflected the loss before taxes in each period and additional discrete tax benefits of $7.0 million associated with the disposition of our investment in Uniti common stock. The income tax benefit recorded in the six month period of 2016 also reflected the loss before taxes offset by discrete tax expense of $62.6 million related to our investment in Uniti common stock. Our effective tax rate was 36.8 percent and 35.0 percent for the three and six month periods ended June 30, 2017 as compared to 115.2 percent and 15.5 percent in the same period in 2016. The effective rates for the six month period ended June 30, 2017 and the three and six month periods ended June 30, 2016 were impacted by the discrete items discussed above.

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

During the second quarter of 2017, we realigned certain engineering teams focused on specific initiatives to enhance our broadband capabilities and network expansion and have allocated the related labor costs to the appropriate segment. Previously, these labor costs had not been assigned to our segments. We also reclassified certain product sales and the related cost of products sold from our Enterprise segment to CLEC Consumer/Small Business segment to better align these sales to the customer base purchasing these products. In addition, we revised our methodology for determining segment income to include within the segment operating results a reduction for certain engineering and other costs attributable to the construction of property, plant and equipment, including capitalized labor. Previously, internal costs associated with capitalizable activities were included in segment costs and expenses, while the associated benefits for capitalizing these costs were not allocated to the segments and were included within other unassigned operating expenses in reconciling total segment income to total consolidated net income (loss). We believe these changes more accurately present the operating results of each of our business segments. Prior period segment information has been revised to reflect these changes for all periods presented. The changes had no impact on our consolidated results of operations.

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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, merger, integration and other costs, restructuring charges, share-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain regulatory fees, cost of products sold to contractors and centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in Uniti common stock consisting of dividend income, net gain on disposal and other-than-temporary impairment loss, as well as other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 15 to the consolidated financial statements for a reconciliation of total segment revenues and sales to consolidated revenues and sales and segment income to consolidated net loss.

ILEC CONSUMER AND SMALL BUSINESS SEGMENT

As of June 30, 2017, the ILEC Consumer and Small Business segment includes approximately 1.4 million residential and small business customers. This segment generated $778.2 million in revenue and $428.4 million in segment income, or contribution margin, during the first half of 2017.

Strategy

Within our ILEC Consumer and Small Business segment, we are focused on expanding and enhancing our broadband capabilities to provide a great customer experience, drive higher average revenue per customer and increase market share.

We expect to grow revenue by continuing to increase broadband speeds and capacity throughout our territories. During the second quarter of 2017, we completed Project Excel, a capital program, which began in late 2015 and was focused on upgrading our fiber-fed infrastructure with Very high-bit-rate Digital Subscriber Line Generation 2 (“VDSL2”) electronics to enable faster broadband speeds and enhance our backhaul capabilities to address future capacity demands and improve network reliability. We are now able to provide 25 megabits per second (“Mbps”) speeds to 54 percent of our broadband footprint and 50 Mbps speeds to 30 percent; which are competitive offerings in our rural markets. In addition, we have launched 1-Gigabit Internet service in 12 states to deliver faster speeds to more of our customer base. CAF funding will also support and expand our broadband capabilities.

We believe these network upgrades will provide a great customer experience, which should help drive higher average revenue per customer per month and allow us to retain existing customers and increase our market share. We expect increases in real-time streaming video and traditional Internet usage to drive demand for faster broadband speeds and generate increased revenues as customers upgrade their services. We also sell value-added Internet services, such as security and online back-up, to leverage our broadband capabilities. Currently, 82 percent of our existing customer base subscribes to Internet speeds of 25 Mbps or less. With the increased availability of premium broadband speeds, we have a significant opportunity to migrate customers to faster speeds which, we believe will reduce churn, improve the overall customer experience and drive higher average revenue per customer.

For 2017, we are focused on expanding and enhancing our broadband capabilities to provide a great customer experience, drive higher average revenue per customer and improve customer retention and grow market share by continuing to increase broadband speeds and capacity throughout our territories.

ILEC Consumer and Small Business Segment Results of Operations

The following table reflects the ILEC Consumer and Small Business segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2017	2016	Amount	%	2017	2016	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$264.0	$261.5	$2.5	1	$530.1	$522.6	$7.5	1
Voice-only (b)	33.5	37.9	(4.4)	(12)	67.1	76.9	(9.8)	(13)
Video and miscellaneous	11.2	11.4	(0.2)	(2)	22.2	23.0	(0.8)	(3)
Total consumer	308.7	310.8	(2.1)	(1)	619.4	622.5	(3.1)	—
ILEC small business (c)	78.4	84.2	(5.8)	(7)	158.5	169.3	(10.8)	(6)
Total service revenues	387.1	395.0	(7.9)	(2)	777.9	791.8	(13.9)	(2)
Product sales	0.1	0.2	(0.1)	(50)	0.3	0.6	(0.3)	(50)
Total revenues and sales	387.2	395.2	(8.0)	(2)	778.2	792.4	(14.2)	(2)
Costs and expenses (d)	174.8	174.6	0.2	—	349.8	348.0	1.8	1
Segment income	$212.4	$220.6	$(8.2)	(4)	$428.4	$444.4	$(16.0)	(4)

(a)
Increases were primarily due to the continued migration of customers to higher speeds and the effects of targeted price increases, partially offset by declines in high-speed Internet customers. Demand for faster broadband speeds are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

(b)	Decreases were primarily attributable to declines in households served due to the impacts of competition.

(c)	Decreases were primarily attributable to lower usage for voice-only and high-speed Internet services and declines in customers due to the impacts of competition.

(d)
The increases were primarily due to contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers offset by reductions in interconnection expense, reflecting lower voice-only revenues due to the decline in households served.

The following table reflects the ILEC Consumer and Small Business segment operating metrics:

	June 30,		Increase (Decrease)
(Thousands)	2017	2016	Amount	%
ILEC Consumer Operating Metrics:
Households served (a)	1,307.8	1,403.8	(96)	(7)
High-speed Internet customers (b)	1,025.8	1,075.8	(50)	(5)
Digital television customers (c)	300.7	342.0	(41.3)	(12)
ILEC Small Business customers (d)	130.3	141.0	(10.7)	(8)

(a)
The decrease in the number of consumer households served was primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three and six month periods ended June 30, 2017, consumer households served decreased by 29,700 and 46,800, respectively, compared to decreases of 26,900 and 42,000, respectively, for the same periods in 2016.

(b)
The decrease in consumer high-speed Internet customers was primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink. As of June 30, 2017, we provided high-speed Internet service to approximately 79 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the three and six month periods ended June 30, 2017, consumer high-speed Internet customers decreased by 21,800 and 25,300, respectively, compared to decreases of 16,200 and 19,300 for the same periods in 2016.

(c)
For the three and six month periods ended June 30, 2017, digital television customers decreased by 9,300 and 20,300, respectively, compared to decreases of 8,100 and 17,300 for the same periods in 2016, primarily due to competition from other service providers.

(d)
The decrease in small business customers was primarily due to business closures and competition from cable companies. For the three and six month periods ended June 30, 2017, small business customers decreased by 2,700 and 5,600, respectively, compared to decreases of 3,300 and 5,800 for the same periods in 2016.

We expect the number of consumer households, consumer high-speed Internet customers, digital television subscribers and small business customers in our ILEC footprint to continue to be impacted by the effects of competition.

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale customers, including telecom companies, content providers, and cable and other network operators. The Wholesale business unit produced $333.4 million in revenue and $226.0 million in contribution margin for the first half of 2017.

Strategy

Our Wholesale strategy focuses on expanding our network in strategic, high-traffic locations to drive new sales through the connection of our long-haul network from carrier hotels, international landing stations and data centers to our high fiber density markets. Our fiber network connects common interconnection points in tier one locations to our tier two and three markets, enabling our customers to reach their end users through unique and diverse routes. Including network assets acquired through our 2017 acquisitions, our fiber network spans approximately 150,000 route miles of fiber. We have made significant investments in our network adding route miles and new access points to provide advanced Wave and Metro Ethernet Forum (“MEF”) Ethernet services. With further expansion of our fiber transport network through capital investment, we will provide our customers located on the West Coast with direct access to our network. Our sales team continues to target high growth areas including content, international and cable television providers.

To maintain our contribution margins in our Wholesale business, we will continue to invest in our network, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Wholesale Segment Results of Operations

The following table reflects the Wholesale segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2017	2016	Amount	%	2017	2016	Amount	%
Revenues:
Core wholesale (a)	$154.5	$133.1	$21.4	16	$288.6	$267.7	$20.9	8
Resale (b)	16.9	18.9	(2.0)	(11)	34.5	38.6	(4.1)	(11)
Total core wholesale and resale	171.4	152.0	19.4	13	323.1	306.3	16.8	5
Wireless TDM (c)	4.5	7.9	(3.4)	(43)	10.3	16.8	(6.5)	(39)
Total revenues	175.9	159.9	16.0	10	333.4	323.1	10.3	3
Costs and expenses (d)	59.5	43.9	15.6	36	107.4	87.4	20.0	23
Segment income	$116.4	$116.0	$0.4	—	$226.0	$235.7	$(9.7)	(4)

(a)
Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The increases during the three and six month periods ended June 30, 2017 were primarily attributable to incremental revenues of $31.4 million and $43.2 million, respectively, due to the acquisition of EarthLink, partially offset by lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks.

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

(d)
The increases were primarily related to additional interconnection expense of $14.9 million and $19.9 million during the three and six month periods ended June 30, 2017, respectively, related to the acquisition of EarthLink, partially offset by reductions in long-distance usage by our wholesale customers and rate reductions and costs improvements from the continuation of network efficiency projects.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first half of 2017, the Enterprise segment generated $1,100.4 million in revenue and $193.3 million in contribution margin.

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

We believe we can continue to drive meaningful improvements in our Enterprise margins by focusing on more profitable market segments and further leveraging our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. We have made progress on this goal by increasing margins from 10 percent in the first quarter of 2015 to 18 percent in the second quarter of 2017 and we expect to further expand contribution margins to 22 percent in 2018.

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

Enterprise Service Revenues

The following table reflects the Enterprise segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2017	2016	Amount	%	2017	2016	Amount	%
Revenues and sales:
Service revenues:
Voice and long-distance (a)	$167.8	$145.1	$22.7	16	$317.1	$293.2	$23.9	8
Data and integrated services (b)	358.5	320.0	38.5	12	694.8	637.3	57.5	9
Miscellaneous (c)	37.7	26.2	11.5	44	68.0	52.2	15.8	30
Total service revenues	564.0	491.3	72.7	15	1,079.9	982.7	97.2	10
Product sales (d)	10.9	14.5	(3.6)	(25)	20.5	32.6	(12.1)	(37)
Total revenues and sales	574.9	505.8	69.1	14	1,100.4	1,015.3	85.1	8
Costs and expenses (e)	472.1	418.2	53.9	13	907.1	848.7	58.4	7
Segment income	$102.8	$87.6	$15.2	17	$193.3	$166.6	$26.7	16

(a)
The increases during the three and six month periods ended June 30, 2017 were primarily attributable to incremental revenues of $34.9 million and $48.0 million, respectively, as a result of the acquisition of EarthLink, partially offset by a decrease in traditional voice and long-distance service revenues due to lower usage and adverse effects of competition.

(b)	The increases during the three and six month periods ended June 30, 2017 were primarily due to incremental revenues of $48.1 million and $65.5 million, respectively, from the acquisition of EarthLink.

(c)	The increases were primarily due to incremental revenues of $11.9 million and $16.1 million during the three and six month periods ended June 30, 2017, respectively, from the acquisition of EarthLink.

(d)
The decreases were primarily due to our efforts to improve profitability by streamlining our product offerings and shifting our focus from product sales to offering high-value integrated solutions to our customers designed to produce higher margins and recurring revenue streams.

(e)
The increases were primarily due to incremental interconnection costs associated with the acquisition of EarthLink in the amount of $46.2 million and $61.3 million during the three and six month periods ended June 30, 2017, respectively, partially offset by rate reductions and costs improvements from the continuation of network efficiency projects.

The following table reflects the Enterprise segment operating metrics:

	June 30,		Increase (Decrease)
(Thousands)	2017	2016	Amount	%
Enterprise customers	34.6	26.8	7.8	29

Enterprise customers consist of those relationships that we believe have the propensity now or in the future to generate at least $1,500 or more in monthly recurring revenue. Enterprise customers decreased 700 and increased 7,900 during the three and six month periods ended June 30, 2017, respectively, compared to increases of 400 and 500 for the same periods in 2016. The increase in the six month period of 2017 primarily reflects the acquisition of 8,400 EarthLink customers.

CLEC CONSUMER AND SMALL BUSINESS SEGMENT

Our CLEC Consumer and Small Business segment now includes EarthLink’s consumer business and small business customers residing outside of our ILEC footprint. During the first half of 2017, this segment generated revenue of $333 million and contribution margin of $122 million.

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

CLEC Consumer and Small Business Service Revenues

The following table reflects the CLEC Consumer and Small Business segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2017	2016	Amount	%	2017	2016	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet	$25.8	$—	$25.8	*	$35.2	$—	$35.2	*
Dial-up, e-mail and miscellaneous	21.9	—	21.9	*	29.4	—	29.4	*
Total CLEC consumer (a)	47.7	—	47.7	*	64.6	—	64.6	*
CLEC small business (b)	141.0	125.3	15.7	13	261.4	254.0	7.4	3
Total service revenues	188.7	125.3	63.4	51	326.0	254.0	72.0	28
Product sales	4.4	3.5	0.9	26	7.4	7.1	0.3	4
Total revenues and sales	193.1	128.8	64.3	50	333.4	261.1	72.3	28
Cost and expenses (c)	121.0	87.5	33.5	38	211.2	178.4	32.8	18
Segment income	$72.1	$41.3	$30.8	75	$122.2	$82.7	$39.5	48

(a)	The increases in CLEC consumer service revenues were due to the acquisition of EarthLink.

(b)
The increases during the three and six month periods ended June 30, 2017 were primarily due to incremental revenues from the acquisition of EarthLink of $42.9 million and $58.8 million, respectively, partially offset by reductions in voice, long-distance, and advanced data service revenues due to a declining customer base.

(c)
The increases during the three and six month periods ended June 30, 2017 were primarily attributable to the incremental costs associated with the acquisition of EarthLink in the amount of $52.7 million and $70.5 million, respectively, partially offset by reductions in voice services and network access costs directly related to the declining customer base.

The following table reflects the CLEC Consumer and Small Business segment operating metrics:

	June 30,		Increase (Decrease)
(Thousands)	2017	2016	Amount	%
CLEC Consumer customers	649.7	—	649.7	*
CLEC Small Business customers	90.0	81.2	8.8	11

Our CLEC consumer and small business customers have increased due to the acquisition of EarthLink. For the six-month period ended, June 30, 2017, small business customers increased by 17,900, compared to a decrease of 10,000 for the same period in 2016. The increase in the six month period of 2017 primarily reflects the acquisition of 25,600 EarthLink customers.

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

In reforming the USF, the Order established the CAF, which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. CAF Phase I provides for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. In Round 2 of CAF Phase 1 incremental support, we were authorized to receive an additional $86.7 million in support for upgrades and new deployments of broadband service. Of the total amount of $86.7 million made available to us, we received $60.7 million in December 2013 and the remaining $26.0 million in the first quarter of 2014. Pursuant to commitments we made while the FCC was considering the rules for Round 2, we matched, on at least a dollar-for-dollar basis, the total amount of Round 2 funding received. In July 2016, we reported to the FCC our compliance with its March 2016 deadline for broadband deployment to two-thirds of our required locations for Round 2. In July 2017, we reported to the FCC on our compliance with the March 2017 deadline for broadband deployment to 100 percent of our Round 2 locations. The portion of capital expenditures funded by us is included in our capital expenditure totals for each period presented in the accompanying consolidated statements of cash flow.

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

Set forth below is a summary of inter-carrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Inter-carrier compensation revenue and ARM support	$28.0	$35.3	$54.3	$71.2
Federal universal service and CAF Phase II support	$47.3	$48.5	$95.5	$97.0

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are over 50 other such lawsuits against hundreds of defendants. All of the Verizon and Sprint suits were consolidated in a single federal district court in Texas, which dismissed Verizon and Sprint’s federal law claims on November 17, 2015. In March 2016, the plaintiffs were denied permission to appeal the dismissal, which permission was required given certain procedural issues. Verizon and Sprint’s state law claims, and the defendants’ counterclaims for return of all withholdings (including those involving Windstream), are continuing in federal district court, along with a number of new lawsuits recently filed against Level 3 (another long-distance company) and now part of the consolidated case (but not involving Windstream). Also, on September 19, 2016, fifty-five Windstream subsidiaries jointly filed a new lawsuit against Sprint in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. That case was transferred to the consolidated court by an October 10, 2016 order. All case activity was a stayed by the court until the court denied Level 3’s motions to dismiss. The parties are in the process of exchanging information regarding the disputed charges and late payments. Once this exchange is complete, the parties will file motions for summary judgment no later than September 1, 2017. The parties do not expect the court to rule on such motions until the fourth quarter of 2017. Additionally, the subject matter of all of the above suits in the consolidated case remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable, given the uncertainty concerning the ultimate venue of the disputes and the amount of traffic being disputed.
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
In April 2017, the FCC adopted comprehensive reforms to its BDS policies. We use BDS services to, among other things, connect our national and city-based fiber network with customers for whom we do not have our own facilities serving their locations. These leased services have been subject to price caps and other FCC regulation for decades to control for ILEC market power and historical advantages. Despite evidence to the contrary provided by Windstream and other carriers, the FCC found that the markets for packet-based services, and for TDM based last-mile inputs in the vast majority of areas, are competitive and prices need not be regulated. Windstream, along with several other companies, has filed an appeal in federal court and also is seeking a stay of the rules, which became effective on August 1, 2017. To date, the court has not yet ruled on our stay request.

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

Rural Healthcare Funding

Windstream and one of its Enterprise customers had an agreement pursuant to which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services is administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, has appealed the denial, and while the ultimate resolution is not currently predictable, if there is a future adverse legal ruling against Windstream, the ruling could constitute a material adverse outcome on our future consolidated results of operations, cash flows or financial condition.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate. For the six-month period ended, June 30, 2017, we recognized $45.7 million in state USF revenue, which included approximately $24.4 million from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the first half of 2017, we received $21.7 million from the large company program and $2.7 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers.

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

Legislation adopted in Texas in 2013 requires reduction in USF support absent a demonstration of need for continued support through a two-step process which considers the level of competition and our expenses in the current supported exchanges. We have four operating companies in Texas - one company that is part of the large company fund, which would face reductions in support beginning this year absent a demonstration of need, and three companies that are part of the small company fund that would face reductions in support beginning in 2018 absent a demonstration of need.

For the large company fund, the Texas PUC granted our “needs test petition” to retain $42.2 million in USF support for 153 exchanges served by Windstream Southwest in May 2016, and it became final in June 2016. For the small company fund, we have three operating companies (Texas Windstream, Windstream Communications Kerrville, and Windstream Sugar Land) that serve 42 exchanges that received support of approximately $6.3 million in 2016 and will receive support of approximately $5.4 million in 2017. On December 27, 2016, we filed two petitions with the Texas PUC to preserve approximately $4.7 million in support from the Texas USF for the 34 exchanges served by Texas Windstream and Windstream Communications Kerrville. These petitions were granted on June 7, 2017, and became final on July 7, 2017.

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

In the first quarter of 2017, New Mexico enacted a statute to reform the New Mexico State Rural Universal Service Fund (“SRUSF”). Among other things, the legislation authorizes an annual broadband fund in addition to the access replacement fund from which we will continue to receive support. Beginning in 2018, the amount of support will be determined by adjusting the 2014 support amount by a carrier’s change in access line count and imputing the affordability benchmark, which is currently based on the FCC’s residential rate benchmark. We will be required to use at least 60 percent of this support to deploy and maintain broadband service in rural areas of the state. A rulemaking proceeding to implement this legislation is underway. Our support for 2017 and 2018 is forecasted at $6.4 million and $4.3 million, respectively.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments, lease payments due under the master lease agreement with Uniti, dividend payments, and share repurchases. We also have access to capital markets and available borrowing capacity under our revolving credit agreement.

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

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. If our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if we seek to acquire other businesses or to accelerate the expansion of our business, we may be required to seek material amounts of additional capital. Additional sources may include equity and debt financing. Further, if we believe we can obtain additional debt financing on advantageous terms, we may seek such financing at any time, to the extent that market conditions and other factors permit us to do so. The debt financing we may seek could be in the form of additional term loans under Windstream Services’ senior secured credit facility or additional debt securities having substantially the same terms as, or different terms from, Windstream Services’ outstanding senior notes.

Historical Cash Flows

The following table summarizes our cash flow activities for the six month periods ended June 30:

(Millions)	2017	2016
Cash flows provided from (used in):
Operating activities	$353.7	$424.5
Investing activities	(514.6)	(508.4)
Financing activities	126.5	94.2
(Decrease) increase in cash and cash equivalents	$(34.4)	$10.3

Our cash position decreased by $34.4 million to $24.7 million at June 30, 2017, from $59.1 million at December 31, 2016, as compared to an increase of $10.3 million during the same period in 2016. Cash inflows in the six-month period ended June 30, 2017 were primarily from operating activities and incremental debt proceeds. These inflows were offset by cash outflows for capital expenditures, repayments of debt and payments under our capital and long-term lease obligations, and dividend payments to our shareholders.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $70.8 million in the six-month period ended June 30, 2017, as compared to the same period in 2016. The decrease reflected the adverse effects on our operating results from increased merger, integration and other costs of $66.1 million, primarily attributable to the merger with EarthLink, and reductions in small business, wholesale and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively. Additionally, cash flows from operating activities for 2017 include cash contributions to our qualified pension plan totaling $16.9 million to meet our 2017 funding requirements. These cash outlays were partially offset by favorable changes in working capital driven by improvement in the collection of trade receivables and timing differences in the payment of trade accounts payable. Lower cash interest payments of $29.0 million attributable to the retirement of the 2017 Notes and the partial repurchases of the 2021 Notes, 2022 Notes, and 2023 Notes completed in 2016 pursuant to our debt repurchase program also favorably impacted cash flows from operating activities during the first half of 2017.

We are currently utilizing net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations during 2017. Accordingly, we expect cash income tax payments to be approximately $5.0 million in 2017.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities increased $6.2 million in the six-month period ended June 30, 2017, as compared to the same period in 2016, primarily due to a $9.4 million payment to settle an indemnification claim related to the December 2015 sale of the data center business, partially offset by a slight decrease in our capital spending. Capital expenditures were $507.8 million for the six-month period ended June 30, 2017 compared to $510.3 million for the same period in 2016, a decrease of $2.5 million. During the first six months of 2017, our capital spend was primarily directed toward fiber expansion and consumer broadband upgrades of our network. Capital expenditures for 2017 and 2016 included $49.9 million and $70.6 million, respectively, related to Project Excel, a capital program begun in late 2015 and completed during the second quarter of 2017, which upgraded our broadband network and was funded by a portion of the proceeds received from the sale of the data center business. Capital expenditures for the first half of 2017 also included $10.9 million of incremental spend related to our acquired EarthLink operations.

Excluding incremental capital spend related to the acquisition of EarthLink and in completing Project Excel, we expect total 2017 capital expenditures to range between $790.0 million to $840.0 million.

Cash Flows - Financing Activities

Cash provided from financing activities was $126.5 million for the six-month period ended June 30, 2017 compared to $94.2 million for the same period in 2016, an increase of $32.3 million.

Proceeds from new issuances of long-term debt during the first six months of 2017 were $1,535.6 million which consisted of new and incremental borrowings totaling $1,022.6 million under Tranches B6 and B7 of Windstream Services’ senior secured credit facility, which were issued at a discount, and additional borrowings of $513.0 million under the revolving line of credit. Comparatively, proceeds from new issuances of long-term debt were $1,925.0 million during the first six months of 2016 and consisted of new borrowings of $600.0 million under Tranche B6 of Windstream Services’ senior secured credit facility, which were issued at a discount, the proceeds of which were used to repurchase the 2017 Notes and other Windstream Services’ debt obligations, and the incurrence of new borrowings of $1,340.0 million under the revolving line of credit.

Debt repayments for the six-month period ended June 30, 2017 totaled $1,261.0 million and primarily consisted of cash outlays of $579.1 million to repay amounts outstanding under Tranche B5 of Windstream Services’ senior secured credit facility and $435.3 million to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink's outstanding 8.875 percent Senior Notes due 2019 and 7.375 percent Senior Secured Notes due 2020. During the first half of 2017, Windstream Services also repaid $238.0 million of borrowings under its revolving line of credit. Comparatively, debt repayments for the six-month period ended June 30, 2016 were $1,631.5 million and primarily consisted of cash outlays totaling $773.9 million for the repurchase of $441.1 million of the 2017 Notes under a cash tender offer and open market repurchases of $394.6 million of aggregate principal amount of senior unsecured notes under the debt repurchase program previously discussed. During the first half of 2016, Windstream Services also repaid $492.8 million of borrowings under its revolving line of credit.

During the six-month period ended June 30, 2017, dividends paid to shareholders were $35.6 million, which was an increase of $6.1 million, as compared to the same period in 2016, reflecting the payment of our regular quarterly dividend of $.15 per share plus a prorated dividend of $.095 paid on March 10, 2017. The prorated dividend was paid in connection with the EarthLink merger. The prorated dividend was calculated based on the number of days elapsed from the beginning of the first quarter on January 1, 2017, to February 26, 2017, the day immediately prior to the closing date of the Merger and was paid to Windstream stockholders of record as of February 24, 2017. The second prorated payment of $.055 was calculated based on the number of days elapsed from, and including, the closing date of the Merger through March 31, 2017, the end of the first quarter. The second prorated portion of the dividend was paid on April 17, 2017, to Windstream stockholders of record as of March 31, 2017. On

May 2, 2017, we declared a cash dividend of $.15 per share on our common stock which was paid on July 17, 2017, to shareholders of record on June 30, 2017.

Our Board of Directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017 after reviewing our capital allocation strategy and determining our common stock was undervalued in light of an improved strategic direction with enhanced product capabilities, management talent additions, and anticipated acquisition synergies of $180.0 million. Concurrently, our Board of Directors authorized a share repurchase program of up to $90.0 million, effective through March 31, 2019. Under the share buyback program, we may repurchase shares, from time to time, in the open market. We intend to use the cash savings from the elimination of the quarterly dividend payment to fund the share repurchase program and to repay our debt obligations.
Our capital allocation practices can be changed at any time at the discretion of our board of directors, and are subject to the restricted payment capacity under Windstream Services’ debt covenants as further discussed below. Accordingly, we cannot assure you we will complete the share repurchase program.
Pension and Employee Savings Plan Contributions

The expected employer contributions to the qualified pension plan to meet our 2017 annual funding requirements are $27.0 million. On January 12, 2017, we made our required quarterly employer contribution of $8.0 million in cash to the qualified pension plan. On March 2, 2017, we filed an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock. We intend to utilize the ATM Program to facilitate contributions of cash to the qualified pension plan, if the price we can obtain for our common stock is no less than $6.00 per share. During the six-month period ended June 30, 2017, we issued and sold 1.3 million shares of common stock under the ATM Program and received proceeds of approximately $9.6 million, net of commissions. At June 30, 2017, subject to the terms and conditions of the ATM Program, we may sell an additional $15.2 million aggregate offering price of shares of common stock under the ATM Program. On April 14, 2017 and July 14, 2017, we made in cash our required quarterly contributions of $8.9 million and $1.5 million, respectively, using primarily proceeds from the ATM Program. We expect to make additional contributions totaling approximately $10.5 million to the qualified plan during the remainder of 2017. We intend to fund these contributions using cash, our common stock, or a combination thereof. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2017 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. In March 2017, we contributed 3.1 million shares of our common stock with a value of $22.7 million and $0.6 million in cash to the plan for the 2016 annual matching contribution. During the first half of 2016, we contributed 3.2 million shares of our common stock with a value of $24.0 million to the plan for the 2015 annual matching contribution.

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

As of June 30, 2017, we had $5,579.2 million in long-term debt outstanding, including current maturities (see Note 4). As of June 30, 2017, the amount available for borrowing under Windstream Services’ revolving line of credit was $474.6 million. As of June 30, 2017, Windstream Services had approximately $418.9 million of restricted payment capacity as governed by its senior secured credit facility. The restricted payment capacity may limit the amount of dividends Windstream Services may distribute to Windstream Holdings to fund future dividend payments to Windstream Holdings’ shareholders. Under terms of the credit facility, payments required under the master lease are deducted from operating income before depreciation and amortization (“OIBDA”). Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2017, Windstream Services was in compliance with all debt covenants and restrictions.

Windstream Services’ senior secured credit facility include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”).

These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at June 30, 2017:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$5,579.2
Capital leases, including current maturities	83.2
Total long term debt and capital leases	$5,662.4
Operating income, last twelve months	$357.6
Depreciation and amortization, last twelve months	1,351.4
Other expense adjustments required by the credit facility (a)	(320.3)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,388.7
Leverage ratio (b)	4.08
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,388.7
Interest expense, last twelve months	$849.7
Adjustments required by the credit facility (c)	(489.7)
Adjusted interest expense	$360.0
Interest coverage ratio (d)	3.86
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of June 30, 2017, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

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

Factors that could affect our short and long-term credit ratings would include, but are not limited to, a material decline in our operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our capital allocation practices. If our credit ratings were to be downgraded, we might incur higher interest costs on future borrowings, and our access to the public capital markets could be adversely affected.

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

Contractual Obligations and Commitments

Following the merger with EarthLink, our contractual obligations and commitments changed significantly from December 31, 2016 with respect to our long-term debt, operating leases, and purchase obligations. Set forth below is a summary as of June 30, 2017 of our material contractual obligations and commitments that changed from our 2016 fiscal year end:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$19.3	$788.6	$3,259.7	$1,577.2	$5,644.8
Interest payments on long-term debt obligations (b)	340.1	674.5	430.6	163.4	1,608.6
Operating leases (c)	168.2	227.7	119.0	115.7	630.6
Purchase obligations (d)	499.8	290.3	23.7	9.0	822.8
Total	$1,027.4	$1,981.1	$3,833.0	$1,865.3	$8,706.8

(a)	Excludes $13.4 million of unamortized net discounts and $52.2 million of unamortized debt issuance costs included in long-term debt at June 30, 2017.

(b)	Variable rates on Tranche B6 and B7 of the senior secured credit facility are calculated in relation to one-month LIBOR, which was 1.21 percent at June 30, 2017.

(c)	Operating leases include non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Operating income	$106.8	$154.6	$152.8	$312.3
Depreciation and amortization	362.4	308.2	700.9	613.0
OIBDA (a)	$469.2	$462.8	$853.7	$925.3

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the true earnings capacity of providing telecommunications services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2016, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include evaluating the collectability of trade receivables, calculating depreciation and amortization expense, assessing goodwill for impairment, accounting for pension benefits, determining the fair values of derivative instruments, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the six-month period ended June 30, 2017.
Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1.

•	Revenue Recognition

•	Leases

•	Financial Instruments - Credit Losses

•	Statement of Cash Flows

•	Definition of a Business

•	Presentation of Defined Benefit Retirement Costs

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the benefits of the mergers with EarthLink and Broadview, including future financial and operating results, projected synergies in operating and capital expenditures and the timing of achieving the synergies reduction in net leverage, and improvement in our ability to compete; our expectation to utilize a portion of our cash flow to engage in a stock repurchase program and/or reduce debt; our cost reduction activities, including, but not limited to, our recent workforce reduction and network cost optimization; expectations regarding our network investments to improve financial performance and increase market share; expectations regarding revenue trends, sales opportunities, improving margins in, and the directional outlook of, our business segments; stability and growth in adjusted OIBDA; expected levels of support from universal service funds or other government programs; expected rates of loss of consumer households served or inter-carrier compensation; expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds and services utilizing next generation technology for customers; expectations regarding expanding enhanced services related to Internet speeds, IPTV and 1 Gbps services to more locations and expanding our fiber network; our expected ability to fund operations; expected required contributions to our pension plan and our ability to make contributions utilizing our common stock; the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and capital expenditure amounts related to these investments; benefits of Project Excel to improve network capabilities and offer premium Internet speeds; anticipated capital expenditures and certain debt maturities from cash flows from operations; improving our debt profile and reducing interest costs; and expected effective federal income tax rates. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

Factors that could cause actual results to differ materially from those contemplated in our forward-looking statements include, among others:

•	the cost savings and expected synergies from the mergers with EarthLink and Broadview may not be fully realized or may take longer to realize than expected;

•
the integration of Windstream and EarthLink and Broadview may not be successful, may cause disruption in relationships with customers, vendors and suppliers and may divert attention of management and key personnel;

•
our capital allocation practices, including our newly revised capital allocation strategy comprised of our stock repurchase program and debt reduction initiatives, may be changed at any time at the discretion of our board of directors;

•
the benefits of our newly revised capital allocation strategy and cost reduction activities may not be fully realized or may take longer to realize than expected, or the implementation of these initiatives may adversely affect our sales and operational activities or otherwise disrupt our business and personnel;

•
the impact of the Federal Communications Commission’s comprehensive business data services reforms that may result in greater capital investments and customer and revenue churn because of possible price increases by our ILEC suppliers for certain services we use to serve customer locations where we do not have facilities;

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

As of June 30, 2017, Windstream Services has entered into six pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2021. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 5 to the consolidated financial statements.

As of June 30, 2017 and 2016, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $1,290.1 million, and $623.7 million, or approximately 22.9 percent and 6.8 percent, respectively, of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $12.9 million and $6.2 million for the six month periods ended June 30, 2017 and 2016, respectively. Actual results may differ from this estimate.

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

On February 27, 2017, we completed our acquisition by merger of EarthLink Holding Corp. (“EarthLink”) as described elsewhere in this report. Revenues and sales of $225.0 million and $307.1 million and net operating income of $6.8 million and $4.0 million attributable to EarthLink were included in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2017, respectively.

We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of EarthLink, there were no changes in our internal control over financial reporting during the first half of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 27, 2017, we completed our acquisition by merger of EarthLink as described elsewhere in this report. Revenues and sales of $225.0 million and $307.1 million and net operating income of $6.8 million and $4.0 million attributable to EarthLink were included in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2017, respectively.

We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of EarthLink, there were no changes in our internal control over financial reporting during the first half of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, numerous copyright holders represented by RightsCorp, Inc. (“RightsCorp”) have sent notices and a letter to Windstream in which they have asserted that our customers have utilized our services to allegedly illegally download and share alleged copyrighted material via peer-to-peer or “filesharing” programs and threatened to file a lawsuit. These holders maintain that Windstream is responsible for alleged infringement because after notification, Windstream did not shut off service to customers alleged to be repeat infringers, and, further, that Windstream may not claim a safe harbor pursuant to the Digital Millennium Copyright Act of 1998. On June 27, 2016, Windstream filed a complaint for declaratory judgment in the United States District Court - Southern District of New York against RightsCorp and BMG Rights Management (US) LLC, a client of RightsCorp, seeking a declaration that it is not liable under applicable laws for any alleged copyright infringement and that the defendants are not entitled to any alleged damages from Windstream for alleged copyright infringement. On April 17, 2017, the court granted the motion to dismiss filed by RightsCorp and BMG Rights Management (US) LLC, finding Windstream’s complaint for declaratory judgment did not present a case or controversy. Windstream has appealed the dismissal, and the appeal is currently pending.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017, except the following risk factors that update and supplement the risk factors in that report.
Our board of directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017 as part of our newly revised capital allocation strategy. We have no current plans to pay cash dividends on our common stock for the foreseeable future. As a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

On August 3, 2017, our board of directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017, and we do not currently expect to declare or pay dividends on our common stock for the foreseeable future. Instead, we intend to use the cash savings from the elimination of the quarterly dividend payment to fund our newly authorized stock repurchase program and to repay certain of our debt obligations. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our earnings, capital requirements, financial condition, restrictions imposed by any then existing indebtedness, restrictions imposed by applicable law, general business conditions and other factors considered relevant by our board of directors. As a result, you may not receive any return on an investment in our common stock unless the market price of our common stock appreciates and you sell it for a price greater than that which you paid for it.
We cannot assure you we will repurchase any shares of our common stock pursuant to our newly authorized stock repurchase plan.

On August 3, 2017, our board of directors authorized a stock repurchase plan pursuant to which the Company may repurchase up to $90.0 million of the Company’s common stock through March 31, 2019. Any determination to repurchase shares of the Company's common stock under the repurchase plan is contingent on a variety of factors, including our financial condition, results of operations, and our board of directors’ continuing determination that stock repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Also, the other risk factors described herein and in our Annual Report on Form 10-K for the year ended December 31, 2016 could materially reduce the cash available from operations or significantly increase our capital expenditure requirements, and these outcomes could cause sufficient funds not to be available to repurchase shares. Similarly, there is no assurance that repurchasing any common stock pursuant to our stock repurchase plan will enhance stockholder value.
We may deviate from our newly revised capital allocation strategy.

We believe that our revised capital allocation strategy, including our plan to use the cash savings from the elimination of the quarterly dividend payment to fund our newly authorized stock repurchase program and to repay certain of our debt obligations, will benefit our stockholders over time and lower our cost of capital. However, there is no assurance that our revised capital allocation strategy will have a beneficial impact on our stock price, enhance stockholder value or lower our cost of capital. Implementation of our capital allocation strategy depends on the interplay of different factors, including, but not limited to, our stock price, the interest rates on our debt and the rate of return on available investments. If these factors are not conducive to implementing our revised capital allocation strategy, or we determine that adopting a different capital allocation strategy is in the best interest of stockholders, we reserve the right to deviate from this approach. There can be no assurance that we will not deviate from or adopt an alternative capital allocation strategy moving forward.
Item 6. Exhibits

See the exhibits specified on the Index of Exhibits located at Page 86.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrants have duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)
August 3, 2017	August 3, 2017

WINDSTREAM HOLDINGS, INC. WINDSTREAM SERVICES, LLC FORM 10-Q INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.