Form 10-Q
period 2017-09-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2017-11-09
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 6, 2017, 182,904,630 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

The Exhibit Index is located on page 91.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2017	2016	2017	2016
Revenues and sales:
Service revenues	$1,472.4	$1,318.9	$4,282.4	$3,990.8
Product sales	25.3	26.0	72.6	87.1
Total revenues and sales	1,497.7	1,344.9	4,355.0	4,077.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	779.0	677.5	2,208.9	2,013.5
Cost of products sold	22.3	21.5	72.8	74.6
Selling, general and administrative	231.5	190.1	670.1	590.8
Depreciation and amortization	365.4	321.0	1,066.3	934.0
Merger, integration and other costs	33.7	2.9	107.4	10.5
Restructuring charges	22.8	2.5	33.7	12.8
Total costs and expenses	1,454.7	1,215.5	4,159.2	3,636.2
Operating income	43.0	129.4	195.8	441.7
Dividend income on Uniti common stock	—	—	—	17.6
Other (expense) income, net	(0.1)	0.6	0.5	(2.5)
Net (loss) gain on disposal of investment in Uniti common stock	—	(2.1)	—	15.2
Net gain (loss) on early extinguishment of debt	5.2	(20.1)	2.0	(18.0)
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	—	(181.9)
Interest expense	(216.4)	(216.4)	(642.6)	(653.5)
Loss before income taxes	(168.3)	(108.6)	(444.3)	(381.4)
Income tax benefit	(66.8)	(42.4)	(163.4)	(84.8)
Net loss	$(101.5)	$(66.2)	$(280.9)	$(296.6)
Basic and diluted loss per share:
Net loss	($.55)	($.72)	($1.70)	($3.19)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Net loss	$(101.5)	$(66.2)	$(280.9)	$(296.6)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain arising during the period	—	—	—	156.1
Gain on disposal recognized in the period	—	—	—	(51.5)
Other-than-temporary impairment loss recognized in the period	—	—	—	181.9
Change in available-for-sale securities	—	—	—	286.5
Interest rate swaps:
Unrealized gain (loss) on designated interest rate swaps	5.5	(5.9)	3.6	(17.5)
Amortization of net unrealized losses on de-designated interest rate swaps	1.3	0.8	4.2	3.0
Income tax (expense) benefit	(2.6)	1.9	(3.0)	5.6
Change in interest rate swaps	4.2	(3.2)	4.8	(8.9)
Postretirement and pension plans:
Change in net actuarial gain for employee benefit plans	—	0.1	1.4	0.5
Plan curtailment	—	—	—	(5.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.1	0.1	0.2
Amortization of prior service credits	(0.1)	(0.3)	(0.5)	(0.9)
Income tax (expense) benefit	—	—	(0.4)	2.2
Change in postretirement and pension plans	(0.1)	(0.1)	0.6	(3.5)
Other comprehensive income (loss)	4.1	(3.3)	5.4	274.1
Comprehensive loss	$(97.4)	$(69.5)	$(275.5)	$(22.5)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$56.5	$59.1
Accounts receivable (less allowance for doubtful
accounts of $28.5 and $27.1, respectively)	688.8	618.6
Inventories	97.4	77.5
Prepaid expenses and other	166.1	111.7
Total current assets	1,008.8	866.9
Goodwill	4,678.1	4,213.6
Other intangibles, net	1,530.1	1,320.5
Net property, plant and equipment	5,523.5	5,283.5
Deferred income taxes	98.9	—
Other assets	89.2	85.5
Total Assets	$12,928.6	$11,770.0
Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$19.3	$14.9
Current portion of long-term lease obligations	183.2	168.7
Accounts payable	387.3	390.2
Advance payments and customer deposits	214.2	178.1
Accrued taxes	91.8	78.0
Accrued interest	94.1	58.1
Other current liabilities	321.4	366.6
Total current liabilities	1,311.3	1,254.6
Long-term debt	5,857.4	4,848.7
Long-term lease obligations	4,692.6	4,831.9
Deferred income taxes	—	151.5
Other liabilities	546.1	513.3
Total liabilities	12,407.4	11,600.0
Commitments and Contingencies (See Note 17)
Shareholders’ Equity:
Common stock, $.0001 par value, 375.0 shares authorized,
182.9 and 96.3 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,186.4	559.7
Accumulated other comprehensive income	11.3	5.9
Accumulated deficit	(676.5)	(395.6)
Total shareholders’ equity	521.2	170.0
Total Liabilities and Shareholders’ Equity	$12,928.6	$11,770.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2017	2016
Cash Flows from Operating Activities:
Net loss	$(280.9)	$(296.6)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	1,066.3	934.0
Provision for doubtful accounts	33.5	33.1
Share-based compensation expense	45.2	31.8
Deferred income taxes	(145.3)	(80.0)
Net gain on disposal of investment in Uniti common stock	—	(15.2)
Noncash portion of net (gain) loss on early extinguishment of debt	(20.2)	(51.9)
Other-than-temporary impairment loss on investment in Uniti common stock	—	181.9
Plan curtailment	—	(5.5)
Other, net	15.5	4.2
Changes in operating assets and liabilities, net
Accounts receivable	(8.9)	(35.9)
Prepaid expenses and other	(25.9)	8.2
Accounts payable	(31.2)	(91.3)
Accrued interest	25.0	14.8
Accrued taxes	3.6	(6.4)
Other current liabilities	(13.2)	18.3
Other liabilities	1.2	(10.9)
Other, net	(39.3)	(10.5)
Net cash provided from operating activities	625.4	622.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(724.2)	(753.4)
Proceeds from the sale of property	—	6.3
Acquisition of Broadview, net of cash acquired	(63.3)	—
Cash acquired from EarthLink	5.0	—
Other, net	(9.4)	(6.5)
Net cash used in investing activities	(791.9)	(753.6)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(64.4)	(44.1)
Proceeds from issuance of stock	9.6	—
Repayments of debt and swaps	(1,689.4)	(2,919.6)
Proceeds from debt issuance	2,099.6	3,340.0
Debt issuance costs	(7.3)	(12.3)
Stock repurchases	(19.0)	(28.9)
Payments under long-term lease obligations	(124.9)	(113.2)
Payments under capital lease obligations	(29.2)	(53.1)
Other, net	(11.1)	(7.2)
Net cash provided from financing activities	163.9	161.6
(Decrease) increase in cash and cash equivalents	(2.6)	30.1
Cash and Cash Equivalents:
Beginning of period	59.1	31.3
End of period	$56.5	$61.4
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$597.5	$629.3
Income taxes paid, net	$1.5	$8.3

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2016	$559.7	$5.9	$(395.6)	$170.0
Net loss	—	—	(280.9)	(280.9)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	0.6	—	0.6
Amortization of unrealized losses on de-designated interest rate swaps	—	2.6	—	2.6
Change in designated interest rate swaps	—	2.2	—	2.2
Comprehensive income (loss)	—	5.4	(280.9)	(275.5)
Share-based compensation	30.3	—	—	30.3
Stock issued for pension contribution (See Note 7)	9.6	—	—	9.6
Stock issued to employee savings plan (See Note 7)	22.7	—	—	22.7
Stock issued in merger with EarthLink (See Note 2)	642.6	—	—	642.6
Stock repurchases	(19.0)	—	—	(19.0)
Taxes withheld on vested restricted stock and other	(10.5)	—	—	(10.5)
Dividends of $.30 per share declared to shareholders	(49.0)	—	—	(49.0)
Balance at September 30, 2017	$1,186.4	$11.3	$(676.5)	$521.2

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Revenues and sales:
Service revenues	$1,472.4	$1,318.9	$4,282.4	$3,990.8
Product sales	25.3	26.0	72.6	87.1
Total revenues and sales	1,497.7	1,344.9	4,355.0	4,077.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	779.0	677.5	2,208.9	2,013.5
Cost of products sold	22.3	21.5	72.8	74.6
Selling, general and administrative	231.0	189.8	668.5	589.4
Depreciation and amortization	365.4	321.0	1,066.3	934.0
Merger, integration and other costs	33.7	2.9	107.4	10.5
Restructuring charges	22.8	2.5	33.7	12.8
Total costs and expenses	1,454.2	1,215.2	4,157.6	3,634.8
Operating income	43.5	129.7	197.4	443.1
Dividend income on Uniti common stock	—	—	—	17.6
Other (expense) income, net	(0.1)	0.6	0.5	(2.5)
Net (loss) gain on disposal of investment in Uniti common stock	—	(2.1)	—	15.2
Net gain (loss) on early extinguishment of debt	5.2	(20.1)	2.0	(18.0)
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	—	(181.9)
Interest expense	(216.4)	(216.4)	(642.6)	(653.5)
Loss before income taxes	(167.8)	(108.3)	(442.7)	(380.0)
Income tax benefit	(66.6)	(42.3)	(162.8)	(84.3)
Net loss	$(101.2)	$(66.0)	$(279.9)	$(295.7)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Net loss	$(101.2)	$(66.0)	$(279.9)	$(295.7)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain arising during the period	—	—	—	156.1
Gain on disposal recognized in the period	—	—	—	(51.5)
Other-than-temporary impairment loss recognized in the period	—	—	—	181.9
Change in available-for-sale securities	—	—	—	286.5
Interest rate swaps:
Unrealized gain (loss) on designated interest rate swaps	5.5	(5.9)	3.6	(17.5)
Amortization of net unrealized losses on de-designated interest rate swaps	1.3	0.8	4.2	3.0
Income tax (expense) benefit	(2.6)	1.9	(3.0)	5.6
Change in interest rate swaps	4.2	(3.2)	4.8	(8.9)
Postretirement and pension plans:
Change in net actuarial gain for employee benefit plans	—	0.1	1.4	0.5
Plan curtailment	—	—	—	(5.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.1	0.1	0.2
Amortization of prior service credits	(0.1)	(0.3)	(0.5)	(0.9)
Income tax (expense) benefit	—	—	(0.4)	2.2
Change in postretirement and pension plans	(0.1)	(0.1)	0.6	(3.5)
Other comprehensive income (loss)	4.1	(3.3)	5.4	274.1
Comprehensive loss	$(97.1)	$(69.3)	$(274.5)	$(21.6)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$56.5	$59.1
Accounts receivable (less allowance for doubtful
accounts of $28.5 and $27.1, respectively)	688.8	618.6
Inventories	97.4	77.5
Prepaid expenses and other	166.1	111.7
Total current assets	1,008.8	866.9
Goodwill	4,678.1	4,213.6
Other intangibles, net	1,530.1	1,320.5
Net property, plant and equipment	5,523.5	5,283.5
Deferred income taxes	98.9	—
Other assets	89.2	85.5
Total Assets	$12,928.6	$11,770.0
Liabilities and Member Equity
Current Liabilities:
Current maturities of long-term debt	$19.3	$14.9
Current portion of long-term lease obligations	183.2	168.7
Accounts payable	387.3	390.2
Advance payments and customer deposits	214.2	178.1
Payable to Windstream Holdings, Inc.	1.1	15.0
Accrued taxes	91.8	78.0
Accrued interest	94.1	58.1
Other current liabilities	320.3	351.6
Total current liabilities	1,311.3	1,254.6
Long-term debt	5,857.4	4,848.7
Long-term lease obligations	4,692.6	4,831.9
Deferred income taxes	—	151.5
Other liabilities	546.1	513.3
Total liabilities	12,407.4	11,600.0
Commitments and Contingencies (See Note 17)
Member Equity:
Additional paid-in capital	1,181.8	556.1
Accumulated other comprehensive income	11.3	5.9
Accumulated deficit	(671.9)	(392.0)
Total member equity	521.2	170.0
Total Liabilities and Member Equity	$12,928.6	$11,770.0

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2017	2016
Cash Flows from Operating Activities:
Net loss	$(279.9)	$(295.7)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	1,066.3	934.0
Provision for doubtful accounts	33.5	33.1
Share-based compensation expense	45.2	31.8
Deferred income taxes	(145.3)	(80.0)
Net gain on disposal of investment in Uniti common stock	—	(15.2)
Noncash portion of net (gain) loss on early extinguishment of debt	(20.2)	(51.9)
Other-than-temporary impairment loss on investment in Uniti common stock	—	181.9
Plan curtailment	—	(5.5)
Other, net	15.5	4.2
Changes in operating assets and liabilities, net
Accounts receivable	(8.9)	(35.9)
Prepaid expenses and other	(25.9)	8.2
Accounts payable	(31.2)	(91.3)
Accrued interest	25.0	14.8
Accrued taxes	3.6	(6.4)
Other current liabilities	(14.2)	18.3
Other liabilities	1.2	(10.9)
Other, net	(39.3)	(10.5)
Net cash provided from operating activities	625.4	623.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(724.2)	(753.4)
Proceeds from the sale of property	—	6.3
Acquisition of Broadview, net of cash acquired	(63.3)	—
Cash acquired from EarthLink	5.0	—
Other, net	(9.4)	(6.5)
Net cash used in investing activities	(791.9)	(753.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(83.4)	(73.9)
Contribution from Windstream Holdings, Inc.	9.6	—
Repayments of debt and swaps	(1,689.4)	(2,919.6)
Proceeds from debt issuance	2,099.6	3,340.0
Debt issuance costs	(7.3)	(12.3)
Payments under long-term lease obligations	(124.9)	(113.2)
Payments under capital lease obligations	(29.2)	(53.1)
Other, net	(11.1)	(7.2)
Net cash provided from financing activities	163.9	160.7
(Decrease) increase in cash and cash equivalents	(2.6)	30.1
Cash and Cash Equivalents:
Beginning of period	59.1	31.3
End of period	$56.5	$61.4
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$597.5	$629.3
Income taxes paid, net	$1.5	$8.3

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENT OF MEMBER EQUITY (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2016	$556.1	$5.9	$(392.0)	$170.0
Net loss	—	—	(279.9)	(279.9)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	0.6	—	0.6
Amortization of unrealized losses on de-designated interest rate swaps	—	2.6	—	2.6
Change in designated interest rate swaps	—	2.2	—	2.2
Comprehensive income (loss)	—	5.4	(279.9)	(274.5)
Share-based compensation	30.3	—	—	30.3
Contributions from Windstream Holdings, Inc.:
Stock issued to fund contribution to pension plan (See Note 7)	9.6	—	—	9.6
Stock contribution to employee savings plan (See Note 7)	22.7	—	—	22.7
Stock contribution for merger with EarthLink (See Note 2)	642.6	—	—	642.6
Taxes withheld on vested restricted stock and other	(10.5)	—	—	(10.5)
Distributions payable to Windstream Holdings, Inc.	(69.0)	—	—	(69.0)
Balance at September 30, 2017	$1,181.8	$11.3	$(671.9)	$521.2

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

Change in Accounting Estimate – The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. We periodically obtain updated depreciation studies to evaluate whether certain useful lives remain appropriate in accordance with authoritative guidance. With the assistance of a third-party valuation advisor, we completed analyses of the depreciable lives of assets held for use of certain subsidiaries during 2016. Based on the results of the analyses, we implemented new depreciation rates in the fourth quarter of 2016, the effects of which resulted in an increase to depreciation expense. Additionally, in the fourth quarter of 2016, we reassessed the estimated useful lives of certain fiber assets, extending the useful life of such assets from 20 to 25 years. The net impact of these changes resulted in increases to depreciation expense of $8.8 million and $26.5 million for the three and nine month periods ended September 30, 2017, respectively, while our reported net loss increased $5.3 million and $16.7 million, or $.03 and $.10 per share, for the three and nine month periods ended September 30, 2017, respectively. We anticipate the net impact of these changes to increase depreciation expense by $8.8 million during the remainder of 2017.

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

In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date, or January 1, 2018, for calendar year-end companies like Windstream. Entities are permitted to early adopt the standard, but not before the original effective date of December 15, 2016.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Statement of Cash Flows –In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows, including among others, debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The standard also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use of the underlying cash flows. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this standard effective January 1, 2018. Except for changing the classification of debt prepayment penalties and fees paid to lenders in conjunction with the early termination of long-term debt obligations from operating activities to financing activities, we do not expect this standard to have a significant impact on our consolidated statement of cash flows.

Definition of a Business – In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under the new guidance an integrated set of activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business. ASU 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present and removes the evaluation of whether a market participant could replace missing elements.  Although outputs are not required for an integrated set of activities to be a business, outputs generally are a key element of a business; therefore, the new guidance provides more stringent criteria for an integrated sets of activities without outputs. Furthermore, ASU 2017-01 narrows the definition of the term output so that it is consistent with how outputs are described in Topic 606. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We will adopt this standard effective January 1, 2018. Following adoption, we expect that fewer transactions will be accounted for as acquisitions or disposals of businesses.

Presentation of Defined Benefit Retirement Costs – In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This standard changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, actuarial gains and losses, curtailments and settlements). The operating expense component will be reported in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period while the non-operating components will be reported in other income and expense. In addition, only the service cost component will be eligible for capitalization as part of an asset such as inventory or property, plant and equipment. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. The ASU is effective for fiscal years beginning after December 15, 2017. We will adopt this standard effective January 1, 2018. The impact of the retrospective adoption of this standard will be an increase to consolidated operating income of approximately $50.4 million and a corresponding increase to other expense, net, with no change to our reported consolidated net loss for the year ended December 31, 2016. The effects of the retrospective adoption of ASU 2017-07 for the year ended December 31, 2017 will be determined upon completion of the year-end re-measurement of our pension benefit obligations. Following adoption, we expect the impact of only capitalizing service cost to be immaterial to our consolidated financial statements.

Hedging Activities - In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. This standard modifies hedge accounting to allow more hedging strategies to qualify for hedge accounting, amends presentation and disclosure requirements, and changes how entities assess effectiveness of their hedging transactions. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the timing of adoption and the impact this new guidance will have on our consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Completion of Mergers:

Broadview Network Holdings, Inc.

On July 28, 2017, Windstream Holdings completed its merger with Broadview Networks Holdings, Inc. (“Broadview”), pursuant to the terms of Agreement and Plan of Merger (the “Broadview Merger Agreement”) dated April 12, 2017, whereby Broadview merged into Beethoven Merger Subsidiary, Inc., with Broadview surviving as an indirect wholly owned subsidiary of Windstream Holdings, and changing its name to Windstream BV Holdings, Inc. Broadview is a leading provider of cloud-based unified communications solutions to small and medium-sized businesses and offers a broad suite of cloud-based services, which will improve our competitiveness and ability to provide enhanced services to business customers. Upon completion of the merger, Windstream added approximately 20,000 small and medium-sized business customers and approximately 3,000 incremental route fiber miles. Pursuant to the terms of the Broadview Merger Agreement, each share of Broadview’s common stock, par value $.01 per share that was issued and outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive cash consideration of $6.98 per share. In completing the merger, Windstream Services paid $69.8 million in cash to Broadview shareholders and assumed $160.2 million of Broadview’s short-term debt obligations, which Windstream Services subsequently repaid using amounts available under its senior secured revolving credit facility (see Note 4). The transaction is valued at approximately $230.0 million.

We accounted for the merger using the acquisition method of accounting and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the merger date. The allocation of the purchase price is preliminary and subject to change based on the finalization of the third-party appraisals and obtaining information currently not available to us, primarily related to the tax basis of assets acquired. The preliminary allocation of the purchase price, including the allocation of purchase price to acquired net operating losses, resulted in an estimated net deferred tax asset which was fully offset by a valuation allowance. We expect to adjust this preliminary net deferred tax asset and valuation allowance upon finalization of the third party-appraisal and upon receipt of additional information not currently available to us. Any changes to the initial estimates of the fair value of the acquired assets and liabilities assumed will be recorded as adjustments to those asset and liabilities with the offset charged to goodwill. Goodwill associated with this acquisition was primarily attributable to the Broadview workforce and expected synergies. As a result of past acquisitions completed by Broadview, approximately $10.8 million of goodwill recorded in the merger is expected to be deductible for income tax purposes.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Broadview.

(Millions)	Preliminary Allocation
Fair value of assets acquired:
Accounts receivable	$19.7
Other current assets	7.7
Property, plant and equipment	37.1
Goodwill	111.3
Customer lists (a)	57.0
Trade names (b)	21.0
Developed technology (c)	10.0
Other assets	0.6
Total assets acquired	264.4
Fair value of liabilities assumed:
Short-term debt obligations	160.2
Other current liabilities	40.2
Other liabilities	0.7
Total liabilities assumed	201.1
Cash paid, net of cash acquired	$63.3

(a)	Customer lists are amortized using the sum-of-years digits methodology over a weighted average life of 10 years.

(b)	Trade names are amortized on a straight-line basis over an estimated useful life of 1 and 10 years.

(c)	Internally developed technology is amortized on a straight-line basis over an estimated useful life of 5 years.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Completion of Mergers, Continued:

The preliminary fair values of the assets acquired and liabilities assumed were determined with the assistance of a third-party valuation firm. The customer list was valued based on the present value of future cash flows and the trade names and developed technology were valued using the relief-from-royalty method, both of which are income approaches. Significant assumptions utilized in these income approaches were based on our specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The fair value of Broadview’s short-term debt obligations, consisting of a revolving credit facility and 10.5 percent senior notes due November 15, 2017 (“Broadview 2017 Notes”), were based on redemption cost and quoted market prices, respectively.

The results of Broadview’s operations are included in our consolidated results of operations beginning on July 28, 2017. For the three and nine month periods ended September 30, 2017, our consolidated results of operations include revenues and sales of $49.2 million and operating income of $2.5 million attributable to Broadview. We incurred $7.9 million of merger and integration expenses during the three and nine month periods ended September 30, 2017 related to the completion of this acquisition (see Note 9). Pro forma financial information for Broadview has not been presented because the effects of this acquisition were not material to our consolidated results of operations.

Earthlink Holdings Corp.

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

We accounted for the Merger using the acquisition method of accounting and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the merger date. During the third quarter of 2017, we adjusted the purchase price allocation based on additional information received subsequent to the Merger date, primarily consisting of reductions in assumed asset retirement obligations and certain insurance reserves with an offsetting reduction to goodwill of $4.3 million. These revisions also impacted the amount of goodwill allocated to our business segments.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Completion of Mergers, Continued:

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for EarthLink.

(Millions)	Preliminary Allocation
Fair value of assets acquired:
Cash and other current assets	$34.5
Accounts receivable	74.4
Property, plant and equipment	355.6
Goodwill	353.2
Customer lists (a)	268.0
Trade name, developed technology and software (b)	31.0
Deferred income taxes	108.5
Other assets	0.8
Total assets acquired	1,226.0
Fair value of liabilities assumed:
Current liabilities	113.6
Long-term debt	449.1
Other liabilities	20.7
Total liabilities assumed	583.4
Common stock and replacement equity awards issued to EarthLink shareholders (c)	$642.6

(a)	Customer lists are amortized using the sum-of-years digit methodology over a weighted average life of 5.5 years.

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

The results of EarthLink’s operations are included in our consolidated results of operations beginning on February 27, 2017. For the three and nine month periods ended September 30, 2017, our consolidated results of operations include revenues and sales of $222.6 million and $529.7 million and operating income of $6.0 million and $10.0 million attributable to EarthLink. We incurred $23.6 million and $90.1 million of merger and integration expenses during the three and nine month periods ended September 30, 2017, respectively, related to the completion of the Merger (see Note 9).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Completion of Mergers, Continued:

The following unaudited pro forma consolidated results of operations of Windstream for the three and nine month periods ended September 30, 2017 and 2016 assume that the Merger occurred as of January 1, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Revenues and sales	$1,497.7	$1,586.4	$4,504.5	$4,824.4
Operating income	$43.0	$121.9	$220.5	$396.9
Net loss	$(104.9)	$(74.8)	$(267.9)	$(329.2)
Loss per share	($.57)	($.42)	($1.46)	($1.84)

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2016	$4,213.6
Acquisitions completed during the period:
Broadview	111.3
Earthlink	353.2
Balance at September 30, 2017	$4,678.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Goodwill and Other Intangible Assets, Continued:

Goodwill assigned to our four operating segments was as follows:

(Millions)	ILEC Consumer and Small Business	Wholesale	Enterprise	CLEC Consumer and Small Business	Total
Balance at December 31, 2016	$2,321.2	$1,176.4	$598.0	$118.0	$4,213.6
Acquisitions completed during the period:
Broadview	—	11.1	—	100.2	111.3
Earthlink	—	120.1	122.2	110.9	353.2
Balance at September 30, 2017	$2,321.2	$1,307.6	$720.2	$329.1	$4,678.1

Intangible assets were as follows at:

	September 30, 2017			December 31, 2016
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(361.1)	$924.0	$1,285.1	$(328.9)	$956.2
Customer lists	2,116.7	(1,578.0)	538.7	1,791.7	(1,442.4)	349.3
Cable franchise rights	17.3	(8.9)	8.4	17.3	(8.0)	9.3
Trade names	29.0	(1.2)	27.8	—	—	—
Developed technology and software	33.0	(5.0)	28.0	—	—	—
Patents	10.7	(7.5)	3.2	10.6	(4.9)	5.7
Balance	$3,491.8	$(1,961.7)	$1,530.1	$3,104.7	$(1,784.2)	$1,320.5

Intangible asset amortization methodology and useful lives were as follows as of September 30, 2017:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade names	straight-line	1-10 years
Developed technology and software	straight-line	3-5 years
Patents	straight-line	3 years

Amortization expense for intangible assets subject to amortization was $64.8 million and $177.5 million for the three and nine month periods ended September 30, 2017, respectively, as compared to $46.2 million and $140.4 million for the same periods in 2016. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the years ended September 30:

Year	(Millions)
2018	$233.4
2019	192.1
2020	150.5
2021	113.8
2022	81.3
Thereafter	759.0
Total	$1,530.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	September 30, 2017	December 31, 2016
Issued by Windstream Services:
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	$—	$572.3
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	1,334.6	894.8
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	575.7	—
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	1,098.0	475.0
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020	650.9	700.0
2021 Notes – 7.750%, due October 1, 2021	809.3	809.3
2022 Notes – 7.500%, due June 1, 2022	441.2	441.2
2023 Notes – 7.500%, due April 1, 2023	343.5	343.5
2023 Notes – 6.375%, due August 1, 2023	585.7	585.7
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b)	100.0	100.0
Net discount on long-term debt (c)	(12.9)	(7.2)
Unamortized debt issuance costs (c)	(49.3)	(51.0)
	5,876.7	4,863.6
Less current maturities	(19.3)	(14.9)
Total long-term debt	$5,857.4	$4,848.7

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

During the first nine months of 2017, Windstream Services borrowed $1,077.0 million under the revolving line of credit in its senior secured credit facility and retired $454.0 million of these borrowings through September 30, 2017. Borrowings under the revolving line of credit included $160.0 million to repay amounts outstanding under Broadview’s revolving credit facility and to redeem Broadview’s 2017 Notes. Considering letters of credit of $23.2 million, the amount available for borrowing under the revolving line of credit was $128.8 million at September 30, 2017.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued:

During the first nine months of 2017, the variable interest rate on the revolving line of credit ranged from 2.65 percent to 5.25 percent, and the weighted average rate on amounts outstanding was 3.09 percent during the period. Comparatively, the variable interest rate ranged from 2.25 percent to 4.50 percent during the first nine months of 2016, with a weighted average rate on amounts outstanding during the period of 2.54 percent.

Debentures and Notes Repaid in 2017 and 2016
2020 Notes - Pursuant to a debt repurchase program authorized by Windstream Services’ board of directors, during the third quarter of 2017, Windstream Services repurchased in the open market $49.1 million aggregate principal amount of its 7.750 percent senior unsecured notes due October 15, 2020, (the “2020 Notes”), at a repurchase price of $45.3 million, including accrued and unpaid interest. At the time of repurchase, there was $0.3 million in unamortized net premium and debt issuance costs related to the repurchased notes. The repurchases were funded utilizing available borrowings under the amended revolving line of credit.

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

Partial Repurchase of Senior Notes - Pursuant to the debt repurchase program authorized by Windstream Services’ board of directors, during the first nine months of 2016, Windstream Services repurchased in the open market $560.3 million aggregate principal amount of its senior unsecured notes consisting of the following:

•	$93.5 million aggregate principal amount of 2017 Notes, at a repurchase price of $97.8 million, including accrued and unpaid interest;

•
$111.1 million aggregate principal amount of 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”), at a repurchase price of $93.7 million, including accrued and unpaid interest;

•
$44.8 million aggregate principal amount of 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”), at a repurchase price of $36.2 million, including accrued and unpaid interest; and

•
$196.6 million aggregate principal amount of 7.500 percent senior unsecured notes due April 1, 2023 and $114.3 million aggregate principal amount of 6.375 percent senior unsecured notes due August 1, 2023 (collectively the “2023 Notes”), at a repurchase price of $168.5 million and $99.6 million, including accrued and unpaid interest, respectively.

At the time of repurchase, there was $5.3 million in unamortized net discount and debt issuance costs related to the repurchased notes. The repurchases were funded utilizing available borrowings under the amended revolving line of credit.

The repurchases under the tender offer and the debt repurchase program were accounted for under the extinguishment method of accounting. Windstream Services recognized a net gain on the early extinguishment of these debt obligations, as presented in the table below.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued:

Net Gain (Loss) on Early Extinguishment of Debt

The net gain (loss) on early extinguishment of debt was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Broadview 2017 Notes:
Unamortized premium recorded in the acquisition	$0.2	$—	$0.2	$—
Gain on early extinguishment of Broadview Notes	0.2	—	0.2	—
EarthLink 2019 and 2020 Notes:
Premium on early redemption	—	—	(18.3)	—
Unamortized premium recorded in the Merger	—	—	16.3	—
Loss on early extinguishment of EarthLink 2019 and 2020 Notes	—	—	(2.0)	—
Senior secured credit facility:
Unamortized discount on original issuance	—	(1.7)	(0.3)	(1.7)
Unamortized debt issuance costs on original issuance	—	(1.4)	(0.9)	(1.4)
Loss on early extinguishment of senior secured credit facility	—	(3.1)	(1.2)	(3.1)
2020 Notes:
Discount on repurchases	5.3	—	5.3	—
Unamortized premium on original issuance	0.1	—	0.1	—
Unamortized debt issuance costs on original issuance	(0.4)	—	(0.4)	—
Gain on early extinguishment of 2020 Notes	5.0	—	5.0	—
2017 Notes:
Premium on early redemption	—	(26.9)	—	(26.9)
Premium on repurchases	—	—	—	(40.6)
Third-party fees for repurchases	—	—	—	(2.4)
Unamortized discount on original issuance	—	(1.0)	—	(3.0)
Unamortized debt issuance costs on original issuance	—	(1.7)	—	(5.4)
Loss on early extinguishment of 2017 Notes	—	(29.6)	—	(78.3)
Partial repurchases of 2021, 2022 and 2023 Notes:
Discount on repurchases	—	14.8	—	68.7
Unamortized premium on original issuance	—	0.1	—	0.9
Unamortized debt issuance costs on original issuance	—	(2.3)	—	(6.2)
Gain on early extinguishment from partial repurchases of 2021, 2022 and 2023 Notes	—	12.6	—	63.4
Net gain (loss) on early extinguishment of debt	$5.2	$(20.1)	$2.0	$(18.0)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued:

Maturities for long-term debt outstanding as of September 30, 2017, excluding $12.9 million of unamortized net discount and $49.3 million of unamortized debt issuance costs, were as follows:

Twelve month period ended:	(Millions)
September 30, 2018	$19.3
September 30, 2019	19.3
September 30, 2020	1,117.3
September 30, 2021	1,950.9
September 30, 2022	1,256.3
Thereafter	1,575.8
Total	$5,938.9

Interest Expense

Interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Interest expense - long-term debt	$92.3	$89.6	$266.6	$270.7
Interest expense - long-term lease obligations:
Telecommunications network assets	120.7	124.8	365.2	377.1
Real estate contributed to pension plan	1.5	1.5	4.6	4.6
Impact of interest rate swaps	2.2	2.2	8.2	7.9
Interest on capital leases and other	1.2	—	3.6	1.6
Less capitalized interest expense	(1.5)	(1.7)	(5.6)	(8.4)
Total interest expense	$216.4	$216.4	$642.6	$653.5

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments. As of September 30, 2017, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more ownership interest in Windstream Services, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of September 30, 2017.

On September 22, 2017, Windstream Services received a purported notice of default dated September 21, 2017 (the “Notice”) from a noteholder that claims to hold greater than 25 percent in aggregate principal amount of the 2023 Notes issued under the indenture dated January 23, 2013 (as amended and supplemented, the “Indenture”), between Windstream Services, as issuer, Windstream Finance Corp., as co-issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The Notice alleges that the transfer of certain assets and the subsequent lease of those assets in connection with the spin-off of Communications Sales & Leasing, Inc. (now known as Uniti Group, Inc.) in April 2015 constituted a “sale and leaseback transaction” (as defined in the Indenture) which did not comply with the Sale and Leaseback covenant under the Indenture. The Notice further alleges that Windstream Services violated the restricted payment covenant under the Indenture by not delivering an officers’ certificate as required by the Indenture and that it made a restricted payment in reliance on the restricted payment builder basket during the pendency of an alleged default which is prohibited by the Indenture.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Long-term Debt, Continued:

If the alleged default claimed by the noteholder is not cured by 60 days after the date the Notice was received or not waived by holders representing a majority of the aggregate principal amount of the Notes, the noteholder or the Trustee may allege that an “Event of Default” has occurred under the Indenture. An actual occurrence of an “Event of Default” would permit the Trustee or holders of at least 25 percent in aggregate principal amount of outstanding Notes to declare the principal amount of all outstanding Notes to be immediately due and payable. The noteholder is prohibited from pursuing a remedy against the Company until the noteholder (i) provides the Trustee with written notice of a continuing Event of Default, (ii) requests the Trustee to pursue such remedy, (iii) offers the Trustee an indemnity satisfactory to the Trustee against any costs, liability or expense, (iv) the Trustee does not comply with the request within 60 days after receipt of the request and offer of indemnity, and (v) during such 60 day period, the holders of a majority in aggregate principal amount of outstanding Notes does not give the Trustee a direction inconsistent with the request.

If an “Event of Default” is deemed to have occurred under the Indenture, then such “Event of Default” could also constitute an “Event of Default” under the Sixth Amended and Restated Credit Agreement, originally dated as of July 17, 2006, and as amended and restated as of April 24, 2015, among Windstream Services, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. In addition, if an “Event of Default” is deemed to have occurred under the Indenture and Windstream Services’ obligations under the Indenture and the 2023 Notes are accelerated, this could also constitute an “Event of Default” under the indentures governing Windstream Services’ other senior notes.

We believe the allegations in the Notice are without merit and that Windstream Services is in compliance with all of the covenants under the Indenture. Accordingly, Windstream Services will vigorously defend against these allegations and is pursuing legal remedies against the purported noteholder, in a lawsuit currently pending in federal district court in the Southern District of New York.

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

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	September 30, 2017	December 31, 2016
Designated portion, measured at fair value:
Other assets	$7.5	$6.3
Other current liabilities	$10.8	$13.4
Other non-current liabilities	$14.0	$21.9
Accumulated other comprehensive income	$25.9	$22.3
De-designated portion, unamortized value:
Accumulated other comprehensive income	$(6.5)	$(10.7)
Weighted average fixed rate paid	1.08%	1.82%
Variable rate received	1.23%	0.74%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other (expense) income, net in our consolidated statements of operations. There was $(0.1) million and $(0.2) million of ineffectiveness recognized on the cash flow hedges in the three and nine month periods ended September 30, 2017, respectively. Comparatively, ineffectiveness recognized on the cash flow hedges was $0.5 million and $(0.6) million for the three and nine month periods ended September 30 2016, respectively.

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of September 30, 2017. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

Windstream Services expects to recognize net losses of $1.8 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for those interest swap agreements at September 30, 2017. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Derivatives, Continued:

Changes in derivative instruments were as follows for the nine month periods ended September 30:

(Millions)	2017	2016
Changes in fair value of effective portion, net of tax (a)	$2.2	$(10.8)
Amortization of net unrealized losses on de-designated interest rate swaps, net of tax (a)	$2.6	$1.9

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $31.0 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At September 30, 2017, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following tables presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2017 and December 31, 2016. Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2017:
Interest rate swaps	$7.5	$7.5	$(1.2)	$—	$6.3

December 31, 2016:
Interest rate swaps	$6.3	$6.3	$—	$—	$6.3

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2017:
Interest rate swaps	$24.8	$24.8	$(1.2)	$—	$23.6

December 31, 2016:
Interest rate swaps	$35.3	$35.3	$—	$—	$35.3

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine-month period ended September 30, 2017 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of September 30, 2017 or December 31, 2016.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	September 30, 2017	December 31, 2016
Recorded at Fair Value in the Financial Statements:
Derivatives - Interest rate swap assets - Level 2	$7.5	$6.3
Derivatives - Interest rate swap liabilities - Level 2	$24.8	$35.3
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$4,909.5	$4,884.4

(a)
Recognized at carrying value of $5,926.0 million and $4,914.6 million in long-term debt, including current maturities, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of September 30, 2017 and December 31, 2016, the fair values of the interest rate swaps were reduced by $8.2 million and $1.7 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine-month period ended September 30, 2017.

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

The components of pension benefit (income) expense, including provision for executive retirement agreements, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Benefits earned during the period	$2.0	$2.1	$6.1	$6.3
Interest cost on benefit obligation	11.6	13.8	34.7	41.5
Net actuarial (gain) loss	—	—	(2.3)	2.4
Amortization of prior service credit	—	—	(0.2)	(0.2)
Expected return on plan assets	(13.6)	(16.2)	(40.8)	(48.6)
Net periodic benefit (income) expense	$—	$(0.3)	$(2.5)	$1.4

On January 12, 2017, we made our required quarterly employer contribution of $8.0 million in cash to the qualified pension plan. On March 2, 2017, we filed an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock. We intend to utilize the ATM Program to facilitate contributions of cash to the qualified pension plan, if the price we can obtain for our common stock is no less than $6.00 per share. During the nine months ended September 30, 2017, we issued and sold 1.3 million shares of common stock under the ATM Program and received proceeds of approximately $9.6 million, net of commissions. At September 30, 2017, subject to the terms and conditions of the ATM Program, we may sell an additional $15.2 million aggregate offering price of shares of common stock under the ATM Program. On April 14, 2017 and July 14, 2017, we made in cash our required quarterly contributions of $8.9 million and $1.5 million, respectively, using primarily proceeds from the ATM Program. On September 15, 2017, we made a cash contribution of $5.3 million to satisfy our remaining 2016 funding requirement. On October 15, 2017, we made in cash our required 2017 quarterly contribution of $5.2 million. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2017 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

The components of postretirement benefits expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Interest cost on benefit obligation	$0.3	$0.4	$0.8	$1.0
Amortization of net actuarial loss	—	0.1	0.1	0.2
Amortization of prior service credit	(0.1)	(0.3)	(0.3)	(0.7)
Plan curtailment	—	—	—	(5.5)
Net periodic benefit expense (income)	$0.2	$0.2	$0.6	$(5.0)

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Employee Benefit Plans and Postretirement Benefits, Continued:

We contributed $2.0 million to the postretirement plan during the nine-month period ended September 30, 2017, excluding amounts that were funded by participant contributions to the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $6.0 million and $17.5 million in the three and nine month periods ended September 30, 2017, respectively, as compared to $5.0 million and $15.7 million for the same periods in 2016 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2017 matching contribution expected to be made in Windstream Holdings common stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. In March 2017, we contributed 3.1 million shares of our common stock with a fair value of $22.7 million, as determined by the plan trustee, and $0.6 million in cash to the plan for the 2016 annual matching contribution. Additionally, we contributed 3.2 million shares of our common stock to the plan for the 2015 annual matching contribution during the nine-month period ended September 30, 2016. At the time of this contribution, the shares had a fair value of approximately $24.0 million as determined by the plan trustee.

8. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of September 30, 2017, the Incentive Plan had remaining capacity of approximately 4.5 million awards. As of September 30, 2017, we had additional remaining capacity of approximately 6.4 million awards from a similar equity incentive plan assumed in the merger with EarthLink.

Our board of directors approves grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to these employee and director groups as a key component of their annual incentive compensation plan and one-time grants. Grants may include time-based and performance-based awards. Time-based awards granted to employees vest over a service period of three years. Each recipient of the performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of certain operating targets, some of which are indexed to the performance of Standard & Poor’s Midcap 400 Stock Index, over a three-year period.

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

During the third quarter of 2017, we granted approximately 1.1 million restricted shares to new executive employees as an inducement to join Windstream, including four former employees of Broadview. Each of the equity awards was granted as a material inducement for the employee’s acceptance of employment with Windstream and generally addressed forfeited compensation and compensation opportunities with a former employer. Subject to each employee’s continued service through the applicable vesting dates, one-third of each reward will vest on March 1, 2018, 2019 and 2020, respectively. These equity awards were approved by the Compensation Committee of the board of directors of Windstream and the shares were granted outside of the Incentive Plan.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Share-Based Compensation Plans, Continued:

The vesting periods and grant date fair value for restricted stock and restricted stock units issued, including the EarthLink replacement awards, were as follows for the nine-month period ended September 30, 2017:

(Number of shares in thousands)
Service-based restricted stock and restricted units:
Vest variably over remaining service period, up to three years	2,858.7
Vest ratably over a three-year service period	2,451.4
Vest three years from date of grant, service based	33.8
Vest one year from date of grant, service based - granted to non-employee directors	207.2
Total granted	5,551.1
Grant date fair value (Dollars in millions)	$33.3
Performance restricted units:
Vest variably over remaining required service period, up to three years	2,370.9
Vest contingently at the end of the respective performance period	1,258.6
Total granted	3,629.5
Grant date fair value (Dollars in millions)	$26.1

Service-based restricted stock and restricted unit activity for the nine-month period ended September 30, 2017 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2016	3,283.8	$10.27
Replacement grants related to merger with EarthLink	2,858.7	$7.19
Granted	2,692.4	$4.72
Vested	(2,527.2)	$9.48
Forfeited	(746.3)	$7.97
Non-vested at September 30, 2017	5,561.4	$6.67

Performance restricted stock unit activity for the nine-month period ended September 30, 2017 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2016	1,206.3	$5.64
Replacement grants related to merger with EarthLink	2,370.9	$7.19
Granted	1,258.6	$7.22
Vested	(1,712.7)	$7.31
Forfeited	(351.8)	$6.14
Non-vested at September 30, 2017	2,771.3	$6.59

At September 30, 2017, unrecognized compensation expense for restricted stock and restricted stock units totaled $29.6 million and is expected to be recognized over the weighted average vesting period of 1.9 years. The total fair value of shares vested was $36.5 million for the nine-month period ended September 30, 2017, as compared to $21.6 million for the same period in 2016. Share-based compensation expense for restricted stock and restricted stock units was $6.8 million and $27.7 million for the three and nine month periods ended September 30, 2017, respectively, as compared to $4.2 million and $15.5 million for the same periods in 2016.

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

A summary of share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Restricted stock and restricted units and stock options	$6.8	$4.2	$27.7	$15.5
Employee savings plan (See Note 7)	6.0	5.0	17.5	15.7
Management incentive compensation plans	—	—	—	0.6
Share-based compensation expense	$12.8	$9.2	$45.2	$31.8

9. Merger, Integration and Other Costs and Restructuring Charges:

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger, integration and other costs in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees and severance and employee benefit costs related to the merger with EarthLink. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. We will complete this project in 2017. Costs related to the network optimization project and our mergers with EarthLink and Broadview account for the merger, integration and other costs incurred in 2017.

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

During the third quarter of 2017, we completed a restructuring of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 700 positions and incurred a restructuring charge of $22.8 million, principally consisting of severance and employee benefit costs. In addition to this initiative, we completed other reductions in our workforce during the first six months of 2017 eliminating approximately 375 positions in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology workgroups to more efficiently manage our operations. In completing these workforce reductions, we incurred severance and other employee benefit costs of $31.6 million. Restructuring charges in the first nine months of 2016 principally consisted of $11.3 million of severance and other employee-related costs incurred in connection with completing several small workforce reductions.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Merger, Integration and Other Costs and Restructuring Charges, Continued:

A summary of the merger, integration and other costs and restructuring charges recorded was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Merger, integration and other costs:
Information technology conversion costs	$0.6	$—	$2.1	$—
Costs related to merger with EarthLink (a)	23.6	—	90.1	—
Costs related to merger with Broadview (b)	7.9	—	7.9	—
Network optimization and contract termination costs	1.6	2.9	6.5	9.5
Consulting and other costs	—	—	0.8	1.0
Total merger, integration and other costs	33.7	2.9	107.4	10.5
Restructuring charges	22.8	2.5	33.7	12.8
Total merger, integration and other costs and restructuring charges	$56.5	$5.4	$141.1	$23.3

(a)
For the three and nine month periods ended September 30, 2017, these amounts include severance and employee benefit costs for EarthLink employees terminated after the Merger of $5.3 million and $34.8 million, share-based compensation expense of $0.4 million and $10.1 million attributable to the accelerated vesting of assumed equity awards for terminated EarthLink employees and other miscellaneous expenses of $2.0 million and $6.5 million, respectively. During the third quarter of 2017, we incurred contract and lease termination costs of $15.3 million related to the acquired operations of EarthLink. For the nine month period of 2017, we also incurred investment banking, legal, accounting and other consulting fees of $23.4 million related to the Merger.

(b)	Includes investment banking, legal and other consulting fees of $4.8 million and severance and employee benefit costs for Broadview employees terminated after the acquisition of $3.1 million.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges increased our reported net loss $32.4 million and $90.4 million for the three and nine month periods ended September 30, 2017, as compared to $3.3 million and $14.3 million for the month same period in 2016.

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at September 30:

(Millions)	2017
Balance, beginning of period	$5.8
Merger, integration and other costs and restructuring charges	141.1
Cash outlays during the period	(121.8)
Balance, end of period	$25.1

As of September 30, 2017, unpaid merger, integration and other costs and restructuring liabilities consisted of $12.4 million associated with the restructuring initiatives and $12.7 million related to merger and integration activities. Payments of these liabilities will be funded through operating cash flows.

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

11. Net Gain on Disposal of Investment in Uniti Common Stock:

In June 2016, Windstream Services disposed of all of its shares of Uniti common stock through the completion of two debt-for-equity exchanges, pursuant to which Windstream Services transferred the Uniti shares to its bank creditors in exchange for the retirement of $672.0 million of borrowings outstanding under its revolving line of credit and to satisfy transaction-related expenses. During the third quarter of 2016, Windstream Services recorded legal and other fees related to the completion of the debt-for-equity exchanges. Net of expenses, Windstream Services recognized a net gain on disposal of $15.2 million. Unrealized gains related to the Uniti common stock at the time of consummating the debt-for-equity exchanges were reclassified from accumulated other comprehensive income and included in the determination of the net gain on disposal.

12. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	September 30, 2017	December 31, 2016
Pension and postretirement plans	$(0.6)	$(1.2)
Unrealized net gains on interest rate swaps:
Designated portion	15.9	13.7
De-designated portion	(4.0)	(6.6)
Accumulated other comprehensive income	$11.3	$5.9

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Net Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2016	$7.1	$(1.2)	$5.9
Other comprehensive income before reclassifications	2.2	0.8	3.0
Amounts reclassified from other accumulated comprehensive income (a)	2.6	(0.2)	2.4
Balance at September 30, 2017	$11.9	$(0.6)	$11.3

(a)	See separate table below for details about these reclassifications.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,			Affected Line Item in the Consolidated Statements of Operations
	2017	2016	2017	2016
Available-for-sale securities:
Gain on disposal recognized in the period	$—	$—	$—	$(51.5)		Net (loss) gain on disposal of investment in Uniti common stock
Other-than-temporary impairment loss recognized in the period	—	—	—	181.9		Other-than-temporary impairment loss on investment in Uniti common stock
	—	—	—	130.4		Net loss
Interest rate swaps:
Amortization of net unrealized losses on de-designated interest rate swaps	1.3	0.8	4.2	3.0		Interest expense
	1.3	0.8	4.2	3.0		Loss before income taxes
	(0.5)	(0.3)	(1.6)	(1.1)		Income tax benefit
	0.8	0.5	2.6	1.9		Net loss
Pension and postretirement plans:
Plan curtailment	—	—	—	(5.5)	(a)
Amortization of net actuarial loss	—	0.1	0.1	0.2	(a)
Amortization of prior service credits	(0.1)	(0.3)	(0.5)	(0.9)	(a)
	(0.1)	(0.2)	(0.4)	(6.2)		Loss before income taxes
	0.1	—	0.2	2.4		Income tax benefit
	—	(0.2)	(0.2)	(3.8)		Net loss
Total reclassifications for the period, net of tax	$0.8	$0.3	$2.4	$128.5		Net loss

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit expense (income) (see Note 7).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes:

The significant components of the net deferred income tax (asset) liability were as follows:

(Millions)	September 30, 2017	December 31, 2016
Property, plant and equipment	$1,343.6	$1,395.8
Goodwill and other intangible assets	1,332.1	1,265.6
Operating loss and credit carryforward	(959.7)	(528.8)
Postretirement and other employee benefits	(140.4)	(142.4)
Deferred compensation	(4.1)	(4.0)
Bad debt	(21.4)	(19.4)
Long-term lease obligations	(1,885.9)	(1,932.7)
Deferred debt costs	6.9	8.9
Restricted stock	(20.0)	(9.4)
Other, net	(42.8)	(28.6)
	(391.7)	5.0
Valuation allowance	292.8	146.5
Deferred income taxes, net	$(98.9)	$151.5
Deferred tax assets	$(3,119.9)	$(2,695.9)
Deferred tax liabilities	3,021.0	2,847.4
Deferred income taxes, net	$(98.9)	$151.5

At September 30, 2017 and December 31, 2016, we had gross federal net operating loss carryforwards of approximately $2,203.0 million and $1,094.2 million, respectively, which expire in varying amounts from 2023 through 2037. The loss carryforwards at September 30, 2017 were primarily losses acquired in conjunction with our prior acquisitions and the acquisitions of EarthLink on February 27, 2017 and Broadview on July 28, 2017. The 2017 increase is primarily associated with the amount generated for the year and the acquisitions of EarthLink and Broadview.

At September 30, 2017 and December 31, 2016, we had net state net operating loss carryforwards of approximately $131.3 million and $87.2 million, respectively, which expire annually in varying amounts from 2017 through 2037. The loss carryforwards at September 30, 2017 were primarily losses acquired in conjunction with our prior acquisitions and the acquisitions of EarthLink and Broadview. The 2017 increase is primarily associated with the amount generated for the year and the acquisitions of EarthLink and Broadview. Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to their expiration. In September 2015, Windstream's board of directors adopted a shareholder rights plan designed to protect our net operating loss carryforwards from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carryforwards in the future. The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream common stock from the rights plan, if such acquisition would not limit or impair the availability of our net loss carryforwards.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of September 30, 2017 and December 31, 2016, we recorded valuation allowances of approximately $286.6 million and $140.3 million, respectively, related to federal and state loss carryforwards which are expected to expire before they are utilized. The 2017 increase in the valuation allowance is related to the acquisitions of federal and state net operating losses from EarthLink and Broadview and was recorded with an offset through goodwill.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes, Continued:

The amount of federal tax credit carryforward at September 30, 2017 and December 31, 2016 was approximately $46.7 million and $48.7 million, respectively, which expire in varying amounts from 2031 through 2036. The amount of state tax credit carryforward at September 30, 2017 and December 31, 2016 was approximately $22.7 million respectively, which expire in varying amounts from 2017 through 2027. Due to the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from some of the state tax credit carryforwards will not be realized prior to their expiration. Therefore, as of September 30, 2017 and December 31, 2016, we recorded valuation allowances of approximately $6.2 million (net of federal benefit)), respectively, to reduce deferred tax assets to amounts expected to be realized.

An examination of Windstream's 2015 federal income tax return was completed by the Internal Revenue Service during the quarter with no changes made to the reported tax.

14. Loss per Share:

We compute basic earnings (loss) per share by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares containing a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of earnings (loss) per share pursuant to the two-class method. Calculations of earnings (loss) per share under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. Commencing in the third quarter of 2017, we have eliminated our quarterly common stock dividend.

Diluted earnings (loss) per share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon vesting of restricted stock units and from exercise of outstanding stock options and warrants. Diluted earnings (loss) per share excludes all potentially dilutive securities if their effect is anti-dilutive.

We also issue performance-based restricted stock units as part of our share-based compensation plan. Certain of these restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of September 30, 2017, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Restricted stock units, stock options and warrants granted in conjunction with past acquisitions are included in the computation of dilutive earnings (loss) per share using the treasury stock method.

A reconciliation of net loss and number of shares used in computing basic and diluted loss per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2017	2016	2017	2016
Basic and diluted loss per share:
Numerator:
Net loss	$(101.5)	$(66.2)	$(280.9)	$(296.6)
Income allocable to participating securities	—	(0.6)	(1.3)	(1.9)
Net loss attributable to common shares	$(101.5)	$(66.8)	$(282.2)	$(298.5)

Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	187.7	96.2	169.3	98.7
Weighted average participating securities	(3.7)	(3.4)	(3.4)	(5.1)
Weighted average basic and diluted shares outstanding	184.0	92.8	165.9	93.6
Basic and diluted loss per share:
Net loss	($.55)	($.72)	($1.70)	($3.19)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Loss per Share, Continued:

We have excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net losses for the three and nine month periods ended September 30, 2017 and 2016. We had 4.2 million restricted stock units and 0.2 million stock options outstanding as of September 30, 2017, compared to 1.3 million restricted stock units and 0.4 million stock options outstanding at September 30, 2016.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

The following table summarizes our segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
ILEC Consumer and Small Business:
Revenues and sales	$381.1	$395.6	$1,159.3	$1,188.0
Costs and expenses	180.2	190.4	530.0	538.4
Segment income	200.9	205.2	629.3	649.6
Wholesale:
Revenues	172.5	155.2	505.9	478.3
Costs and expenses	59.0	42.0	166.4	129.4
Segment income	113.5	113.2	339.5	348.9
Enterprise:
Revenues and sales	567.0	508.2	1,667.4	1,523.5
Costs and expenses	461.0	417.8	1,368.1	1,266.5
Segment income	106.0	90.4	299.3	257.0
CLEC Consumer and Small Business:
Revenues	229.5	121.7	562.9	382.8
Costs and expenses	152.0	84.4	363.2	262.8
Segment income	77.5	37.3	199.7	120.0
Total segment revenues and sales	1,350.1	1,180.7	3,895.5	3,572.6
Total segment costs and expenses	852.2	734.6	2,427.7	2,197.1
Total segment income	$497.9	$446.1	$1,467.8	$1,375.5

The following table reconciles total segment revenues and sales to total consolidated revenues and sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Total segment revenues and sales	$1,350.1	$1,180.7	$3,895.5	$3,572.6
Regulatory and other operating revenues and sales	147.6	164.2	459.5	505.3
Total consolidated revenues and sales	$1,497.7	$1,344.9	$4,355.0	$4,077.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

The following table reconciles segment income to consolidated net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Total segment income	$497.9	$446.1	$1,467.8	$1,375.5
Regulatory and other operating revenues and sales	147.6	164.2	459.5	505.3
Depreciation and amortization	(365.4)	(321.0)	(1,066.3)	(934.0)
Other unassigned operating expenses	(237.1)	(159.9)	(665.2)	(505.1)
Dividend income on Uniti common stock	—	—	—	17.6
Other (expense) income, net	(0.1)	0.6	0.5	(2.5)
Net (loss) gain on disposal of investment in Uniti common stock	—	(2.1)	—	15.2
Net gain (loss) on early extinguishment of debt	5.2	(20.1)	2.0	(18.0)
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	—	(181.9)
Interest expense	(216.4)	(216.4)	(642.6)	(653.5)
Income tax benefit	66.8	42.4	163.4	84.8
Net loss	$(101.5)	$(66.2)	$(280.9)	$(296.6)

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

Following the mergers, the acquired legal entities of EarthLink and Broadview have been designated as either Guarantors or Non-Guarantors. Accordingly, the financial information presented herein includes the acquired EarthLink operations beginning on February 27, 2017 and acquired Broadview operations beginning on July 28, 2017.

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2017 and 2016, condensed consolidating and combined balance sheets as of September 30, 2017 and December 31, 2016, and condensed consolidating and combined statements of cash flows for the nine month periods ended September 30, 2017 and 2016 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended September 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$306.8	$1,192.9	$(27.3)	$1,472.4
Product sales	—	21.9	3.4	—	25.3
Total revenues and sales	—	328.7	1,196.3	(27.3)	1,497.7
Costs and expenses:
Cost of services	—	158.8	646.9	(26.7)	779.0
Cost of products sold	—	19.1	3.2	—	22.3
Selling, general and administrative	—	44.1	187.5	(0.6)	231.0
Depreciation and amortization	2.1	72.1	291.2	—	365.4
Merger, integration and other costs	—	0.5	33.2	—	33.7
Restructuring charges	—	0.7	22.1	—	22.8
Total costs and expenses	2.1	295.3	1,184.1	(27.3)	1,454.2
Operating (loss) income	(2.1)	33.4	12.2	—	43.5
(Losses) earnings from consolidated subsidiaries	(57.4)	(22.3)	0.7	79.0	—
Other (expense) income, net	—	(0.3)	0.2	—	(0.1)
Net gain on early extinguishment of debt	4.9	—	0.3	—	5.2
Intercompany interest income (expense)	17.7	(10.2)	(7.5)	—	—
Interest expense	(91.5)	(36.5)	(88.4)	—	(216.4)
(Loss) income before income taxes	(128.4)	(35.9)	(82.5)	79.0	(167.8)
Income tax (benefit) expense	(27.2)	(5.0)	(34.4)	—	(66.6)
Net (loss) income	$(101.2)	$(30.9)	$(48.1)	$79.0	$(101.2)
Comprehensive (loss) income	$(97.1)	$(30.9)	$(48.1)	$79.0	$(97.1)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended September 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$253.7	$1,074.0	$(8.8)	$1,318.9
Product sales	—	24.0	2.0	—	26.0
Total revenues and sales	—	277.7	1,076.0	(8.8)	1,344.9
Costs and expenses:
Cost of services	—	108.2	577.6	(8.3)	677.5
Cost of products sold	—	19.0	2.5	—	21.5
Selling, general and administrative	—	32.0	158.3	(0.5)	189.8
Depreciation and amortization	3.3	76.0	241.7	—	321.0
Merger, integration and other costs	—	—	2.9	—	2.9
Restructuring charges	—	—	2.5	—	2.5
Total costs and expenses	3.3	235.2	985.5	(8.8)	1,215.2
Operating (loss) income	(3.3)	42.5	90.5	—	129.7
Losses from consolidated subsidiaries	(15.5)	(26.5)	(6.2)	48.2	—
Other income (expense), net	0.5	0.3	(0.2)	—	0.6
Net loss on disposal of investment in Uniti common stock	(2.1)	—	—	—	(2.1)
Net loss on early extinguishment of debt	(20.1)	—	—	—	(20.1)
Intercompany interest income (expense)	31.7	(12.3)	(19.4)	—	—
Interest expense	(90.1)	(37.7)	(88.6)	—	(216.4)
Loss before income taxes	(98.9)	(33.7)	(23.9)	48.2	(108.3)
Income tax benefit	(32.9)	(2.8)	(6.6)	—	(42.3)
Net loss	$(66.0)	$(30.9)	$(17.3)	$48.2	$(66.0)
Comprehensive loss	$(69.3)	$(30.9)	$(17.3)	$48.2	$(69.3)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Nine Months Ended September 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$885.5	$3,468.2	$(71.3)	$4,282.4
Product sales	—	64.8	7.8	—	72.6
Total revenues and sales	—	950.3	3,476.0	(71.3)	4,355.0
Costs and expenses:
Cost of services	—	420.1	1,858.3	(69.5)	2,208.9
Cost of products sold	—	60.3	12.5	—	72.8
Selling, general and administrative	—	127.0	543.3	(1.8)	668.5
Depreciation and amortization	7.0	282.0	777.3	—	1,066.3
Merger, integration and other costs	—	1.5	105.9	—	107.4
Restructuring charges	—	5.7	28.0	—	33.7
Total costs and expenses	7.0	896.6	3,325.3	(71.3)	4,157.6
Operating (loss) income	(7.0)	53.7	150.7	—	197.4
(Losses) earnings from consolidated subsidiaries	(152.4)	(23.0)	33.1	142.3	—
Other income, net	—	0.3	0.2	—	0.5
Net gain (loss) on early extinguishment of debt	3.7	(2.0)	0.3	—	2.0
Intercompany interest income (expense)	65.7	(32.3)	(33.4)	—	—
Interest expense	(266.1)	(112.8)	(263.7)	—	(642.6)
Loss before income taxes	(356.1)	(116.1)	(112.8)	142.3	(442.7)
Income tax benefit	(76.2)	(34.9)	(51.7)	—	(162.8)
Net loss	$(279.9)	$(81.2)	$(61.1)	$142.3	$(279.9)
Comprehensive loss	$(274.5)	$(81.2)	$(61.1)	$142.3	$(274.5)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Nine Months Ended September 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$763.7	$3,248.2	$(21.1)	$3,990.8
Product sales	—	77.6	9.5	—	87.1
Total revenues and sales	—	841.3	3,257.7	(21.1)	4,077.9
Costs and expenses:
Cost of services	—	309.7	1,723.1	(19.3)	2,013.5
Cost of products sold	—	66.5	8.1	—	74.6
Selling, general and administrative	—	107.6	483.6	(1.8)	589.4
Depreciation and amortization	10.5	225.2	698.3	—	934.0
Merger, integration and other costs	—	—	10.5	—	10.5
Restructuring charges	—	1.8	11.0	—	12.8
Total costs and expenses	10.5	710.8	2,934.6	(21.1)	3,634.8
Operating (loss) income	(10.5)	130.5	323.1	—	443.1
Losses from consolidated subsidiaries	(11.2)	(73.4)	(20.4)	105.0	—
Dividend income on Uniti common stock	17.6	—	—	—	17.6
Other expense, net	(0.3)	(0.2)	(2.0)	—	(2.5)
Net gain on disposal of investment in Uniti common stock	15.2	—	—	—	15.2
Net loss on early extinguishment of debt	(18.0)	—	—	—	(18.0)
Other-than-temporary impairment loss on investment in Uniti common stock	(181.9)	—	—	—	(181.9)
Intercompany interest income (expense)	89.3	(33.1)	(56.2)	—	—
Interest expense	(273.5)	(112.3)	(267.7)	—	(653.5)
Loss before income taxes	(373.3)	(88.5)	(23.2)	105.0	(380.0)
Income tax benefit	(77.6)	(5.8)	(0.9)	—	(84.3)
Net loss	$(295.7)	$(82.7)	$(22.3)	$105.0	$(295.7)
Comprehensive loss	$(21.6)	$(82.7)	$(22.3)	$105.0	$(21.6)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of September 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$1.7	$54.8	$—	$56.5
Accounts receivable, net	—	175.8	513.0	—	688.8
Notes receivable - affiliate	—	5.0	—	(5.0)	—
Affiliates receivable, net	—	97.3	1,795.8	(1,893.1)	—
Inventories	—	79.8	17.6	—	97.4
Prepaid expenses and other	33.3	38.4	94.4	—	166.1
Total current assets	33.3	398.0	2,475.6	(1,898.1)	1,008.8
Investments in consolidated subsidiaries	6,635.9	748.4	426.5	(7,810.8)	—
Notes receivable - affiliate	—	307.8	—	(307.8)	—
Goodwill	1,636.6	1,717.6	1,323.9	—	4,678.1
Other intangibles, net	488.6	489.1	552.4	—	1,530.1
Net property, plant and equipment	6.1	1,279.2	4,238.2	—	5,523.5
Deferred income taxes	—	423.6	173.2	(497.9)	98.9
Other assets	21.2	15.5	52.5	—	89.2
Total Assets	$8,821.7	$5,379.2	$9,242.3	$(10,514.6)	$12,928.6
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$19.3	$—	$—	$—	$19.3
Current portion of long-term lease obligations	—	53.7	129.5	—	183.2
Accounts payable	—	105.0	282.3	—	387.3
Affiliates payable, net	1,894.2	—	—	(1,893.1)	1.1
Notes payable - affiliate	—	—	5.0	(5.0)	—
Advance payments and customer deposits	—	40.0	174.2	—	214.2
Accrued taxes	0.3	22.8	68.7	—	91.8
Accrued interest	89.8	3.6	0.7	—	94.1
Other current liabilities	14.4	108.3	197.6	—	320.3
Total current liabilities	2,018.0	333.4	858.0	(1,898.1)	1,311.3
Long-term debt	5,757.9	99.5	—	—	5,857.4
Long-term lease obligations	—	1,364.5	3,328.1	—	4,692.6
Notes payable - affiliate	—	—	307.8	(307.8)	—
Deferred income taxes	497.9	—	—	(497.9)	—
Other liabilities	26.7	74.9	444.5	—	546.1
Total liabilities	8,300.5	1,872.3	4,938.4	(2,703.8)	12,407.4
Commitments and Contingencies (See Note 17)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	1,181.8	3,958.6	1,358.1	(5,316.7)	1,181.8
Accumulated other comprehensive income (loss)	11.3	—	(0.6)	0.6	11.3
(Accumulated deficit) retained earnings	(671.9)	(491.1)	2,864.5	(2,373.4)	(671.9)
Total equity	521.2	3,506.9	4,303.9	(7,810.8)	521.2
Total Liabilities and Equity	$8,821.7	$5,379.2	$9,242.3	$(10,514.6)	$12,928.6

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(178.7)	$247.4	$556.7	$—	$625.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.3)	(109.2)	(614.7)	—	(724.2)
Acquisition of Broadview, net of cash acquired	(63.3)	—	—	—	(63.3)
Cash acquired from EarthLink	—	0.7	4.3	—	5.0
Other, net	—	—	(9.4)	—	(9.4)
Net cash used in investing activities	(63.6)	(108.5)	(619.8)	—	(791.9)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(83.4)	—	—	—	(83.4)
Contributions from Windstream Holdings, Inc.	9.6	—	—	—	9.6
Repayments of debt and swaps	(1,094.1)	(435.3)	(160.0)	—	(1,689.4)
Proceeds from debt issuance	2,099.6	—	—	—	2,099.6
Debt issuance costs	(7.3)	—	—	—	(7.3)
Intercompany transactions, net	(671.0)	355.1	315.9	—	—
Payments under long-term lease obligations	—	(36.6)	(88.3)	—	(124.9)
Payments under capital lease obligations	—	(25.1)	(4.1)	—	(29.2)
Other, net	(11.1)	2.5	(2.5)	—	(11.1)
Net cash provided from (used in) financing activities	242.3	(139.4)	61.0	—	163.9
Decrease in cash and cash equivalents	—	(0.5)	(2.1)	—	(2.6)
Cash and Cash Equivalents:
Beginning of period	—	2.2	56.9	—	59.1
End of period	$—	$1.7	$54.8	$—	$56.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash provided from operating activities	$123.7	$297.2	$202.1	$—	$623.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.5)	(132.5)	(620.4)	—	(753.4)
Proceeds from sale of property	—	1.0	5.3	—	6.3
Other, net	(4.0)	—	(2.5)	—	(6.5)
Net cash used in investing activities	(4.5)	(131.5)	(617.6)	—	(753.6)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(73.9)	—	—	—	(73.9)
Repayments of debt and swaps	(2,919.6)	—	—	—	(2,919.6)
Proceeds from debt issuance	3,340.0	—	—	—	3,340.0
Debt issuance costs	(12.3)	—	—	—	(12.3)
Intercompany transactions, net	(424.2)	(134.0)	554.9	3.3	—
Payments under long-term lease obligations	—	(33.3)	(79.9)	—	(113.2)
Payments under capital lease obligations	—	(0.4)	(52.7)	—	(53.1)
Other, net	(7.2)	2.7	(2.7)	—	(7.2)
Net cash (used in) provided from financing activities	(97.2)	(165.0)	419.6	3.3	160.7
Increase in cash and cash equivalents	22.0	0.7	4.1	3.3	30.1
Cash and Cash Equivalents:
Beginning of period	—	1.1	33.5	(3.3)	31.3
End of period	$22.0	$1.8	$37.6	$—	$61.4

17. Commitments and Contingencies:

Lease Commitments

Minimum rental commitments for all non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows for each of the years ended September 30:

Year	(Millions)
2018	$172.3
2019	131.6
2020	95.7
2021	67.1
2022	59.9
Thereafter	124.1
Total	$650.7

Rental expense totaled $40.2 million and $119.6 million for the three and nine month periods ended September 30, 2017, respectively, as compared to $27.7 million and $84.8 million for the same periods in 2016.

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

In addition, numerous copyright holders represented by RightsCorp, Inc. (“RightsCorp”) had sent notices and a letter to Windstream in which they had asserted that our customers had utilized our services to allegedly illegally download and share alleged copyrighted material via peer-to-peer or “filesharing” programs and threatened to file a lawsuit. These holders maintained that Windstream was responsible for alleged infringement because after notification, Windstream did not shut off service to customers alleged to be repeat infringers, and, further, that Windstream may not claim a safe harbor pursuant to the Digital Millennium Copyright Act of 1998. Windstream has resolved this matter for an immaterial amount.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

18. Subsequent Events:

New Debt Offerings and Debt Exchanges

On November 8, 2017, Windstream Services completed a private placement offering of $400.0 million in aggregate principal amount of 8.625 percent senior first lien notes due October 31, 2025 (“2025 Notes”). The notes were issued at a price of 99.0 percent to yield 8.802 percent. The notes were co-issued by Windstream Finance Corp., a direct wholly-owned subsidiary of Windstream Services, and will initially be guaranteed by each of our domestic subsidiaries that guarantees debt under Windstream Services’ senior secured credit facility. The notes and the guarantees are secured by a first priority lien on Windstream Services’ and the guarantors’ assets that secure the obligations under the senior secured credit facility. Windstream Services intends to use the net proceeds of the offering to repay approximately $250.0 million of borrowings under its revolving line of credit and to repay approximately $140.0 million of amounts outstanding under its Tranche B6 term loan.

On November 6, 2017, Windstream Services completed the early settlement of exchange offers, which commenced on October 18, 2017, for its 2020 Notes, 2021 Notes, 2022 Notes and 7.500 percent 2023 Notes as follows:

•
accepted for exchange $167.1 million aggregate principal amount of 2022 Notes and $217.3 million aggregate principal amount of 7.500 percent 2023 Notes in exchange for $413.9 million aggregate principal amount of new 6.375 percent senior notes due 2023.

•
accepted for exchange $179.9 million aggregate principal amount of 2021 Notes in exchange for $139.8 million aggregate principal amount of new 6.375 percent senior notes due 2023 and approximately $50.0 million principal amount of 2025 Notes.

•	accepted for exchange $158.0 million aggregate principal amount of 2020 Notes in exchange for approximately $150.0 million of aggregate principal amount of 2025 notes.

The exchange offers expire on November 14, 2017. To date, $553.7 million aggregate principal amount of new 6.375 percent notes due 2023 were issued and approximately $200.0 million aggregate principal amount of 2025 Notes were issued in completing the early settlement of the exchange offers. At this time, we have not quantified the impact of the debt exchanges on our consolidated results of operations for the quarterly and annual periods ending December 31, 2017.

Consent Solicitations

On October 18, 2017, Windstream Services launched consent solicitations with respect to its 2020 Notes, 2021 Notes, 2022 Notes, 7.500 percent 2023 Notes and existing 6.375 percent 2023 Notes, seeking consents from noteholders of each series of notes to waive certain alleged defaults with respect to transactions related to the spin-off of Uniti and amend the indentures governing these notes to give effect to such waivers and amendments. As previously discussed in Note 4, Windstream Services denies that any alleged default has occurred. The results of the consent solicitations were as follows:

•
Windstream Services received consents from holders representing a majority of the outstanding aggregate principal amount of 6.375 percent 2023 Notes. Windstream Services, the trustee under the indenture governing the existing 6.375 percent 2023 Notes and the other parties to such indenture have executed a supplemental indenture giving effect to the proposed waivers and amendments pursuant to the consent solicitation. The proposed waivers and amendments are now effective and operative and, as such, are binding on all holders of the 6.375 percent 2023 Notes.  The consent solicitations expired on November 6, 2017. Consents delivered pursuant to the consent solicitation may not be revoked.

•
Windstream Services received consents from holders representing a majority of the outstanding aggregate principal amount of each of the 2020 Notes and 7.500 percent 2023 Notes. Windstream Services, the trustee under the indenture governing each of the 2020 Notes and 7.500 percent 2023 Notes and the other parties to each such indenture have executed supplemental indentures giving effect to the proposed waivers and amendments pursuant to the 2020 and 7.500 percent 2023 Notes consent solicitations.  The proposed waivers and amendments are now effective and operative and, as such, are binding on all holders of 2020 Notes and 7.500 percent 2023 Notes. The consent solicitations expired on November 1, 2017. Consents delivered pursuant to the 2020 and 7.500 percent 2023 Notes consent solicitations may not be revoked.

The consent solicitations for the 2021 and 2022 Notes remain open and will expire on November 14, 2017.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three and nine month periods ended September 30, 2017, the amount of pretax expenses directly incurred by Windstream Holdings were approximately $0.5 million and $1.6 million, respectively, compared to $0.3 million and $1.4 million for the same periods in 2016. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.3 million and $1.0 million for the three and nine month periods ended September 30, 2017 compared to $0.2 million and $0.9 million in 2016. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

ACQUISITIONS COMPLETED IN 2017

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

Pursuant to the terms of the Broadview Merger Agreement, each share of Broadview’s common stock, par value $.01 per share that was issued and outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive cash consideration of $6.98 per share. In completing the merger, Windstream paid $69.8 million in cash to Broadview shareholders and assumed $160.2 million of Broadview’s short-term debt obligations, consisting of a revolving credit facility and 10.5 percent senior notes due November 15, 2017 (“Broadview 2017 Notes”), which Windstream Services repaid using amounts available under its senior secured revolving credit facility. The transaction is valued at approximately $230.0 million.

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

For additional information regarding these acquisitions, including our repayment of Broadview’s short-term debt and refinancing of EarthLink’s long-term debt obligations, see Notes 2 and 4 to the consolidated financial statements.

BUSINESS OVERVIEW

We are a leading provider of advanced network communications and technology solutions for consumers, businesses, enterprise organizations and wholesale customers across the United States. We provide data, cloud solutions, unified communications and managed services to small business and enterprise clients. We also offer bundled services, including broadband, security solutions, voice and digital television to consumers. We supply core transport solutions on a local and long-haul fiber network spanning approximately 150,000 miles, including network assets acquired in the acquisitions of Broadview and EarthLink.

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

EXECUTIVE SUMMARY

Our operational focus for 2017 is on integrating the acquired operations of Broadview and EarthLink to achieve our expected operating expense and capital expenditure synergies, improving ILEC consumer trends by capitalizing on our network investments that enable greater broadband speeds, increasing the profitability of our enterprise business, and leveraging our advanced technology to drive sales and improve the overall customer experience. During the first nine months of 2017, we achieved the following related to these initiatives:

•
Grew our Enterprise contribution margin by approximately $42.3 million, or 16.5 percent, compared to the same period in 2016, primarily due to the merger with EarthLink. Maintained steady margins in our other business segments through strong expense management efforts.

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

•	Expanded our core technology assets and applications with the closure of the Broadview acquisition.

•	Remained on schedule to achieve our expected annual capital expenditure and operating expense synergies from the Broadview and EarthLink acquisitions.

Our consolidated operating results for the three and nine month periods ended September 30, 2017 were favorably impacted by incremental revenues attributable to the acquisitions of Broadview and EarthLink. These increases were partially offset by reductions in consumer, small business and enterprise revenues primarily due to customer losses from competition and decreases in switched access revenues and federal USF surcharges due to the adverse effects of inter-carrier compensation reform. When compared to the same periods a year ago, operating results for the three and nine month periods ended September 30, 2017 were adversely impacted by higher depreciation and amortization expense of $44.4 million and $132.3 million and increased merger, integration and other costs of $30.8 million and $96.9 million, respectively, primarily attributable to the acquisitions of Broadview and EarthLink. Depreciation expense also increased in both the three and nine month periods of 2017 due to changes implemented in the fourth quarter of 2016, the effects of which were to extend the useful lives of certain fiber assets from 20 to 25 years and to shorten the depreciable lives of assets used by certain of our subsidiaries.

During the third quarter of 2017, we completed a restructuring of our workforce and other cost savings initiatives to improve our overall cost structure and gain operational efficiencies.  In undertaking these efforts, we eliminated approximately 700 positions and incurred $22.8 million in aggregate charges, principally consisting of severance and other employee benefit costs. We expect to realize from these initiatives approximately $25 million in cost savings in 2017 and annual cost savings of approximately $55 million beginning in 2018.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2017	2016	Amount	%	2017	2016	Amount	%
Revenues and sales:
Service revenues	$1,472.4	$1,318.9	$153.5	12	$4,282.4	$3,990.8	$291.6	7
Product sales	25.3	26.0	(0.7)	(3)	72.6	87.1	(14.5)	(17)
Total revenues and sales	1,497.7	1,344.9	152.8	11	4,355.0	4,077.9	277.1	7
Costs and expenses:
Cost of services (a)	779.0	677.5	101.5	15	2,208.9	2,013.5	195.4	10
Cost of products sold	22.3	21.5	0.8	4	72.8	74.6	(1.8)	(2)
Selling, general and administrative	231.5	190.1	41.4	22	670.1	590.8	79.3	13
Depreciation and amortization	365.4	321.0	44.4	14	1,066.3	934.0	132.3	14
Merger, integration and other costs	33.7	2.9	30.8	*	107.4	10.5	96.9	*
Restructuring charges	22.8	2.5	20.3	*	33.7	12.8	20.9	163
Total costs and expenses	1,454.7	1,215.5	239.2	20	4,159.2	3,636.2	523.0	14
Operating income	43.0	129.4	(86.4)	(67)	195.8	441.7	(245.9)	(56)
Dividend income on Uniti common stock	—	—	—	*	—	17.6	(17.6)	(100)
Other (expense) income, net	(0.1)	0.6	(0.7)	(117)	0.5	(2.5)	3.0	120
Net (loss) gain on disposal of investment in Uniti common stock (b)	—	(2.1)	2.1	100	—	15.2	(15.2)	(100)
Net gain (loss) on early extinguishment of debt	5.2	(20.1)	25.3	126	2.0	(18.0)	20.0	111
Other-than-temporary impairment loss on investment in Uniti common stock (c)	—	—	—	*	—	(181.9)	181.9	100
Interest expense	(216.4)	(216.4)	—	—	(642.6)	(653.5)	(10.9)	(2)
Loss before income taxes	(168.3)	(108.6)	59.7	55	(444.3)	(381.4)	62.9	16
Income tax benefit	(66.8)	(42.4)	24.4	58	(163.4)	(84.8)	78.6	93
Net loss	$(101.5)	$(66.2)	$35.3	53	$(280.9)	$(296.6)	$(15.7)	(5)
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 11 for further discussion of this net gain.

(c)	See Note 10 for further discussion of this impairment loss.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table presents the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions of Broadview and EarthLink	$271.1		$577.9
Decreases in Enterprise revenues (a)	(35.5)		(67.9)
Decreases in ILEC Consumer and Small Business revenues (b)	(14.4)		(28.3)
Decreases in Wholesale revenues (c)	(18.2)		(51.1)
Decreases in CLEC Consumer and Small Business revenues (d)	(24.8)		(76.3)
Decreases in regulatory and other revenues (e)	(24.7)		(62.7)
Net increases in service revenues	$153.5	12	$291.6	7

(a)
Decreases were primarily due to reductions in traditional voice, long-distance and data and integrated services due to increased customer churn attributable to the effects of competition, as well as declines in long-distance usage.

(b)
Decreases were primarily from reductions in both Consumer and Small Business - ILEC voice-only revenues attributable to a decline in customers due to the impacts of competition. The decreases were partially offset by growth in high-speed Internet bundles due to the continued migration of customers to higher speeds and the effects of targeted price increases.

(c)	Decreases were primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

(d)	Decreases were primarily due to reductions in voice, long-distance, and advanced data service revenues attributable to a declining customer base, reflecting the effects of competition.

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

Other service revenues include USF surcharge revenues, revenues from other miscellaneous services and wholesale reseller revenues generated from the master services agreement with Uniti Group, Inc. (“Uniti”).

The decreases in regulatory and other revenues during the three and nine month periods ended September 30, 2017 were primarily from reductions in switched access revenues and federal USF surcharges due to the impacts of inter-carrier compensation reform.

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

The following table presents the primary drivers of the changes in product sales compared to the same periods a year ago:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount	%
Increases attributable to acquisitions of Broadview and EarthLink	$0.7	$1.0
Increases in consumer and small business product sales	0.8	0.5
Decreases in contractor sales	(1.5)	(3.1)
Decreases in enterprise product sales (a)	(0.7)	(12.9)
Net decreases in product sales	$(0.7) (3)	$(14.5)	(17)

(a)
Decrease in the nine month period of 2017 was primarily due to our efforts to improve profitability by streamlining our product offerings and shifting our focus from product sales to offering high-value integrated solutions to our customers designed to produce higher margins and recurring revenue streams.

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

The following table presents the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions of Broadview and EarthLink	$159.3		$341.3
Increases in other expenses (a)	3.6		5.5
Changes in network operations (b)	(2.4)		3.2
Increases in postretirement and pension	0.2		1.0
Decreases in federal USF expense (c)	(7.5)		(21.8)
Decreases in interconnection expense (d)	(51.7)		(133.8)
Net increases in cost of services	$101.5	15	$195.4	10

(a)
Other costs for the three and nine month periods of 2017 include incremental expenses of $2.9 million related to Hurricanes Harvey and Irma and $8.3 million of costs incurred in connection with a carrier access settlement. Other costs for the nine month period of 2017 also include a reserve for a potential penalty attributable to not meeting certain spend commitments under a circuit discount plan of $7.7 million. The increases in both periods attributable to these items were partially offset by reductions in bad debt due to improved customer collection efforts and decreases in business taxes, consistent with the overall reductions in revenues, when excluding the effects of the Broadview and EarthLink acquisitions.

(b)
The increase in the nine month period of 2017 was primarily due to contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers and higher leased network facilities costs attributable to expansion of our fiber transport network. The decrease in the three month period of 2017 reflects reduced labor costs, primarily attributable to workforce reductions completed during the year.

(c)
Decreases in federal USF contributions were primarily driven by a decrease in the USF contribution factor for the three and nine month periods ended September 30, 2017, compared to the same periods a year ago, and the overall reductions in revenues, when excluding the effects of the Broadview and EarthLink acquisitions.

(d)
Decreases in interconnection expense were primarily attributable to rate reductions and cost improvements from the continuation of network efficiency projects, increased customer churn, and lower long distance usage, partially offset by an increase in higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The changes in cost of products sold were generally consistent with the change in product sales.

The following table presents the primary drivers of the changes in cost of products sold compared to the same periods a year ago:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increases in product sales to consumer and small business customers	$0.8		$2.4
Increases attributable to acquisitions of Broadview and EarthLink	0.8		1.1
Changes in product sales to enterprise customers	0.1		(2.9)
Decreases in sales to contractors	(0.9)		(2.4)
Net changes in cost of products sold	$0.8	4	$(1.8) (2)

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table presents the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions of Broadview and EarthLink	$50.3		$109.3
Changes in postretirement and pension	—		0.7
Changes in sales and marketing expenses	0.8		(0.3)
Changes in other costs	(0.1)		(2.4)
Decreases in salaries and other benefits (a)	(9.6)		(28.0)
Net increases in SG&A	$41.4	22	$79.3	13

(a)
Decreases were primarily due to reduced headcount in our ILEC small business and enterprise segments to increase operating efficiency and restructure our sales and customer service workforce to improve the overall customer experience as well as a reduction in small business residual partner commissions directly related to the decline in small business customers.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table presents the primary drivers of the changes in depreciation and amortization expense compared to the same periods a year ago:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisition of Broadview and EarthLink	$52.2		$111.6
Changes in depreciation expense (a)	(1.4)		40.3
Decreases in amortization expense (b)	(6.4)		(19.6)
Net increases in depreciation and amortization expense	$44.4	14	$132.3	14

(a)
Increase in the nine month period of 2017 in depreciation expense was primarily due to the implementation of new depreciation rates that shortened the depreciable lives of assets used by certain of our subsidiaries partially offset by the effects of extending the useful lives of certain fiber assets from 20 to 25 years. See Note 1 to the consolidated financial statements for additional information.

(b)
Decreases in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

Merger, Integration and Other Costs and Restructuring Charges

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger, integration and other costs in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees and severance and employee benefit costs related to the merger with EarthLink. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. We will complete this project in 2017. Costs related to the network optimization project and our mergers with Broadview and EarthLink account for the merger, integration and other costs incurred in 2017.

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

During the third quarter of 2017, we completed a restructuring of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 700 positions and incurred a restructuring charge of $22.8 million, principally consisting of severance and employee benefit costs. In addition to this initiative, we completed other reductions in our workforce during the first six months of 2017 eliminating approximately 375 positions in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology workgroups to more efficiently manage our operations. In completing these workforce reductions, we incurred severance and other employee benefit costs of $31.6 million. Restructuring charges in the first nine months of 2016 principally consisted of $11.3 million of severance and other employee-related costs incurred in connection with completing several small workforce reductions.

Set forth below is a summary of merger, integration and other costs and restructuring charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Merger, integration and other costs:
Information technology conversion costs	$0.6	$—	$2.1	$—
Costs related to merger with EarthLink (a)	23.6	—	90.1	—
Costs related to merger with Broadview (b)	7.9	—	7.9	—
Network optimization and contract termination costs	1.6	2.9	6.5	9.5
Consulting and other costs	—	—	0.8	1.0
Total merger, integration and other costs	33.7	2.9	107.4	10.5
Restructuring charges	22.8	2.5	33.7	12.8
Total merger, integration and other costs and restructuring charges	$56.5	$5.4	$141.1	$23.3

(a)
For the three and nine month periods ended September 30, 2017, these amounts include severance and employee benefit costs for EarthLink employees terminated after the Merger of $5.3 million and $34.8 million, share-based compensation expense of $0.4 million and $10.1 million attributable to the accelerated vesting of assumed equity awards for terminated EarthLink employees and other miscellaneous expenses of $2.0 million and $6.5 million, respectively. During the third quarter of 2017, we incurred contract and lease termination costs of $15.3 million related to the acquired operations of EarthLink. For the nine month period of 2017, we also incurred investment banking, legal, accounting and other consulting fees of $23.4 million related to the Merger.

(b)
For the three and nine month periods ended September 30, 2017, these amounts include investment banking, legal and other consulting fees of $4.8 million and severance and employee benefit costs for Broadview employees terminated after the acquisition of $3.1 million.

Summary of Liability Activity Related to Both Merger. Integration and Other Costs and Restructuring Charges

As of September 30, 2017, we had unpaid merger, integration and other costs and restructuring liabilities totaling $25.1 million, which consisted of $12.4 million associated with restructuring initiatives and $12.7 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 9).

Operating Income

Operating income decreased $86.4 million, or 67 percent, and $245.9 million, or 56 percent, during the three and nine month periods ended September 30, 2017, respectively, as compared to the same periods in 2016. These decreases were primarily due to higher depreciation and amortization expense of $44.4 million and $132.3 million and increases in merger, integration and other costs of $30.8 million and $96.9 million, for the three and nine month periods ended September 30, 2017, respectively, primarily attributable to the acquisitions of Broadview and EarthLink. Operating income for both periods of 2017 was adversely impacted by additional restructuring charges of $20.3 million incurred in connection with workforce reductions completed in the third quarter of 2017, incremental expenses related to Hurricanes Harvey and Irma of $2.9 million and a carrier access settlement of $8.3 million. Operating income for both periods of 2017 also reflect reductions in small business, wholesale and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers, the adverse affects of intercarrier compensation reform respectively. For the three and nine month periods ended September 30, 2017, these increases to expense were partially offset by incremental operating income, excluding depreciation and amortization, of $61.4 million and $126.6 million, respectively, due to the acquisitions of Broadview and EarthLink.

Net Gain (Loss) on Early Extinguishment of Debt

Pursuant to the debt repurchase program authorized by Windstream Services’ board of directors, during the third quarter of 2017, Windstream Services repurchased in the open market $49.1 million aggregate principal amount of its 7.750 percent senior unsecured notes due October 15, 2020, (the “2020 Notes”). In connection with the repurchase, Windstream Services recognized a pre-tax gain of $5.0 million. Windstream Services also repaid Broadview’s debt obligations that were assumed in the acquisition. In repaying these debt obligations prior to their maturity, Windstream Services recognized a pre-tax gain of $0.2 million.
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

Comparatively, in the nine-month period ended September 30, 2016, Windstream Services repurchased $1,370.9 million of long-term debt using proceeds from the issuance of a new $750.0 million secured term loan and available borrowings under its revolving line of credit. The repurchases consisted of 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes”); 7.750 percent senior unsecured notes due October 1, 2021, (the “2021 Notes”); 7.500 percent senior unsecured notes due June 1, 2022, (the “2022 Notes”); 7.500 senior unsecured notes due April 1, 2023 and 6.375 percent senior unsecured notes due August 1, 2023, (collectively the “2023 Notes”).

The net gain (loss) on early extinguishment of debt was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Gain on early extinguishment of Broadview Notes	$0.2	$—	$0.2	$—
Loss on early extinguishment of EarthLink 2019 and 2020 Notes	—	—	(2.0)	—
Gain on early extinguishment of 2020 Notes	5.0	—	5.0	—
Loss on early extinguishment of senior secured credit facility	—	(3.1)	(1.2)	(3.1)
Loss on early extinguishment of 2017 Notes	—	(29.6)	—	(78.3)
Gain on early extinguishment from partial repurchase of 2021, 2022 and 2023 Notes	—	12.6	—	63.4
Net gain (loss) on early extinguishment of debt	$5.2	$(20.1)	$2.0	$(18.0)

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Senior secured credit facility, Tranche B	$26.5	$21.9	$75.1	$43.4
Senior secured credit facility, revolving line of credit	8.9	3.5	20.7	13.4
Senior unsecured notes	53.9	62.5	162.1	208.8
Notes issued by subsidiaries	3.0	1.7	8.7	5.1
Interest expense - long-term lease obligations:
Telecommunications network assets	120.7	124.8	365.2	377.1
Real estate contributed to pension plan	1.5	1.5	4.6	4.6
Impacts of interest rate swaps	2.2	2.2	8.2	7.9
Interest on capital leases and other	1.2	—	3.6	1.6
Less capitalized interest expense	(1.5)	(1.7)	(5.6)	(8.4)
Total interest expense	$216.4	$216.4	$642.6	$653.5

Interest expense was unchanged and decreased $10.9 million, or 2 percent, for the three and nine month periods ended September 30, 2017, respectively, as compared to the same periods in 2016. The decrease in the nine month period of 2017 was primarily due to reduced interest costs resulting from the retirement of the 2017 Notes and the partial repurchases of the 2021 Notes, 2022 Notes, and 2023 Notes completed in 2016 pursuant to a debt repurchase program authorized by Windstream Services’ board of directors. Interest expense associated with the long-term lease obligation under the master lease with Uniti also decreased $4.1 million and $11.9 million in the three and nine months of 2017, respectively, due to a larger portion of the monthly lease payment being recorded as a reduction to the long-term lease obligation in applying the effective interest method over the initial term of the master lease. These decreases were partially offset by additional interest costs attributable to incremental borrowings under the revolving line of credit and term loans under Tranche B6 and B7 of the senior secured credit facility, the proceeds of which were primarily used to repurchase a portion of the 2017 Notes and to repay EarthLink’s assumed long-term debt obligations and amounts outstanding under Tranche B5.

Income Taxes

During the three and nine month periods ended September 30, 2017, we recognized income tax benefits of $66.8 million and $163.4 million, respectively, as compared to income tax benefits of $42.4 million and $84.8 million for the same periods in 2016. The income tax benefits recorded in both periods of 2017 reflected the loss before taxes recognized in each period. The income tax benefit recorded in the nine month period of 2017 was offset by discrete tax expense of $3.9 million for nondeductible transaction costs associated with the merger with EarthLink and discrete tax expense of $2.6 million associated with the vesting of restricted stock. Comparatively, the income tax benefit recorded for the nine month period of 2016 reflected the loss before taxes offset by net discrete tax expense of $62.6 million related to our investment in Uniti common stock. Our effective tax rate was 39.7 percent and 36.8 percent for the three and nine month periods ended September 30, 2017 as compared to 39.0 percent and 22.2 percent in the same period in 2016. The effective rates for the nine month periods ended September 30, 2017 and 2016 were impacted by the discrete items discussed above.

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

ILEC CONSUMER AND SMALL BUSINESS SEGMENT

As of September 30, 2017, the ILEC Consumer and Small Business segment includes approximately 1.4 million residential and small business customers. This segment generated $1,159.3 million in revenue and $629.3 million in segment income, or contribution margin, during the first nine months of 2017.

Strategy

Within our ILEC Consumer and Small Business segment, we are focused on expanding and enhancing our broadband capabilities to provide a great customer experience, drive higher average revenue per customer and increase market share.

We continue to increase broadband speeds and capacity throughout our territories. During the second quarter of 2017, we completed Project Excel, a capital program, which began in late 2015 and was focused on upgrading our fiber-fed infrastructure with Very high-bit-rate Digital Subscriber Line Generation 2 (“VDSL2”) electronics to enable faster broadband speeds and enhance our backhaul capabilities to address future capacity demands and improve network reliability. We are now able to provide 25 megabits per second (“Mbps”) speeds to 54 percent of our broadband footprint and 50 Mbps speeds to 30 percent; which are competitive offerings in our rural markets. In addition, we have launched 1-Gigabit Internet service in 12 states to deliver faster speeds to more of our customer base. CAF funding will also support and expand our broadband capabilities.

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

ILEC Consumer and Small Business Segment Results of Operations

The following table reflects the ILEC Consumer and Small Business segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2017	2016	Amount	%	2017	2016	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$258.9	$263.2	$(4.3)	(2)	$789.0	$785.8	$3.2	—
Voice-only (b)	32.8	37.0	(4.2)	(11)	99.9	113.9	(14.0)	(12)
Video and miscellaneous	11.3	11.4	(0.1)	(1)	33.5	34.4	(0.9)	(3)
Total consumer	303.0	311.6	(8.6)	(3)	922.4	934.1	(11.7)	(1)
ILEC small business (c)	77.9	83.7	(5.8)	(7)	236.4	253.0	(16.6)	(7)
Total service revenues	380.9	395.3	(14.4)	(4)	1,158.8	1,187.1	(28.3)	(2)
Product sales	0.2	0.3	(0.1)	(33)	0.5	0.9	(0.4)	(44)
Total revenues and sales	381.1	395.6	(14.5)	(4)	1,159.3	1,188.0	(28.7)	(2)
Costs and expenses (d)	180.2	190.4	(10.2)	(5)	530.0	538.4	(8.4)	(2)
Segment income	$200.9	$205.2	$(4.3)	(2)	$629.3	$649.6	$(20.3)	(3)

(a)
The decrease in the three month period of 2017 was due to the overall decline in customers served. The increase in the nine month period of 2017 was primarily due to the continued migration of customers to higher speeds and the effects of targeted price increases, partially offset by declines in high-speed Internet customers. Demand for faster broadband speeds are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

(b)	Decreases were primarily attributable to declines in households served due to the impacts of competition.

(c)	Decreases were primarily attributable to lower usage for voice-only and high-speed Internet services and declines in customers due to the impacts of competition.

(d)	The decreases were primarily due to reductions in contract labor and interconnection expense, reflecting lower voice-only revenues due to the decline in households served.

The following table reflects the ILEC Consumer and Small Business segment operating metrics:

	September 30,		Increase (Decrease)
(Thousands)	2017	2016	Amount	%
ILEC Consumer Operating Metrics:
Households served (a)	1,288.2	1,378.5	(90.3)	(7)
High-speed Internet customers (b)	1,017.4	1,063.0	(45.6)	(4)
Digital television customers (c)	289.6	329.3	(39.7)	(12)
ILEC Small Business customers (d)	127.4	138.5	(11.1)	(8)

(a)
The decrease in the number of consumer households served was primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three and nine month periods ended September 30, 2017, consumer households served decreased by 19,600 and 66,400, respectively, compared to decreases of 25,300 and 67,300, respectively, for the same periods in 2016.

(b)
The decrease in consumer high-speed Internet customers was primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink. As of September 30, 2017, we provided high-speed Internet service to approximately 79 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the three and nine month periods ended September 30, 2017, consumer high-speed Internet customers decreased by 8,400 and 33,700, respectively, compared to decreases of 12,800 and 32,100 for the same periods in 2016.

(c)
For the three and nine month periods ended September 30, 2017, digital television customers decreased by 11,100 and 31,400, respectively, compared to decreases of 12,700 and 30,000 for the same periods in 2016, primarily due to competition from other service providers.

(d)
The decrease in small business customers was primarily due to business closures and competition from cable companies. For the three and nine month periods ended September 30, 2017, small business customers decreased by 2,900 and 8,500, respectively, compared to decreases of 2,500 and 8,300 for the same periods in 2016.

We expect the number of consumer households, consumer high-speed Internet customers, digital television subscribers and small business customers in our ILEC footprint to continue to be impacted by the effects of competition. To slow losses in our high-speed customer base, we began matching certain promotional pricing offerings from a cable competitor in several key markets late in the second quarter of 2017 and also increased our marketing and advertising efforts.

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale customers, including telecom companies, content providers, and cable and other network operators. The Wholesale business unit produced $505.9 million in revenue and $339.5 million in contribution margin for the first nine months of 2017.

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

Wholesale Segment Results of Operations

The following table reflects the Wholesale segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2017	2016	Amount	%	2017	2016	Amount	%
Revenues:
Core wholesale (a)	$148.6	$129.8	$18.8	14	$437.2	$397.5	$39.7	10
Resale (b)	20.0	18.3	1.7	9	54.5	56.9	(2.4)	(4)
Total core wholesale and resale	168.6	148.1	20.5	14	491.7	454.4	37.3	8
Wireless TDM (c)	3.9	7.1	(3.2)	(45)	14.2	23.9	(9.7)	(41)
Total revenues	172.5	155.2	17.3	11	505.9	478.3	27.6	6
Costs and expenses (d)	59.0	42.0	17.0	40	166.4	129.4	37.0	29
Segment income	$113.5	$113.2	$0.3	—	$339.5	$348.9	$(9.4)	(3)

(a)
Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The increases during the three and nine month periods ended September 30, 2017 were primarily attributable to incremental revenues of $35.5 million and $78.7 million, respectively, due to the acquisitions of Broadview and EarthLink, partially offset by lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks.

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

(d)
The increases were primarily related to additional interconnection expense of $14.7 million and $34.6 million during the three and nine month periods ended September 30, 2017, respectively, related to the acquisitions of Broadview and EarthLink, partially offset by reductions in long-distance usage by our wholesale customers and rate reductions and costs improvements from the continuation of network efficiency projects.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first nine months of 2017, the Enterprise segment generated $1,667.4 million in revenue and $299.3 million in contribution margin.

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

We believe we can continue to drive meaningful improvements in our Enterprise margins by focusing on more profitable market segments and further leveraging our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. We have made progress on this goal by increasing margins from 10 percent in the first quarter of 2015 to 19 percent in the third quarter of 2017 and we expect to further expand contribution margins to 22 percent in 2018.

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

Enterprise Segment Results of Operations

The following table reflects the Enterprise segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2017	2016	Amount	%	2017	2016	Amount	%
Revenues and sales:
Service revenues:
Voice and long-distance (a)	$160.1	$141.3	$18.8	13	$477.2	$434.5	$42.7	10
Data and integrated services (b)	355.5	326.6	28.9	9	1,050.3	963.9	86.4	9
Miscellaneous (c)	38.8	27.1	11.7	43	106.8	79.3	27.5	35
Total service revenues	554.4	495.0	59.4	12	1,634.3	1,477.7	156.6	11
Product sales (d)	12.6	13.2	(0.6)	(5)	33.1	45.8	(12.7)	(28)
Total revenues and sales	567.0	508.2	58.8	12	1,667.4	1,523.5	143.9	9
Costs and expenses (e)	461.0	417.8	43.2	10	1,368.1	1,266.5	101.6	8
Segment income	$106.0	$90.4	$15.6	17	$299.3	$257.0	$42.3	16

(a)
The increases during the three and nine month periods ended September 30, 2017 were primarily attributable to incremental revenues of $34.0 million and $82.0 million, respectively, as a result of the acquisition of EarthLink, partially offset by decreases in traditional voice, long-distance and data and integrated services due to increased customer churn attributable to the effect of competition, as well as declines in long-distance usage.

(b)
The increases during the three and nine month periods ended September 30, 2017 were primarily due to incremental revenues of $47.9 million and $113.5 million, respectively, from the acquisition of EarthLink, partially offset by the adverse effects of increased customer churn.

(c)
The increases were primarily due to incremental revenues of $12.9 million and $28.9 million during the three and nine month periods ended September 30, 2017, respectively, from the acquisition of EarthLink.

(d)
The decreases were primarily due to our efforts to improve profitability by streamlining our product offerings and shifting our focus from product sales to offering high-value integrated solutions to our customers designed to produce higher margins and recurring revenue streams.

(e)
The increases were primarily due to incremental interconnection costs associated with the acquisition of EarthLink in the amount of $45.3 million and $106.7 million during the three and nine month periods ended September 30, 2017, respectively, partially offset by rate reductions and costs improvements from the continuation of network efficiency projects.

The following table reflects the Enterprise segment operating metrics:

	September 30,		Increase (Decrease)
(Thousands)	2017	2016	Amount	%
Enterprise customers	33.9	26.2	7.7	29

Enterprise customers consist of those relationships that we believe have the propensity now or in the future to generate at least $1,500 or more in monthly recurring revenue. Enterprise customers decreased 700 and increased 7,200 during the three and nine month periods ended September 30, 2017, respectively, compared to decreases of 600 and 100 for the same periods in 2016. The increase in the nine month period of 2017 primarily reflects the acquisition of 8,400 EarthLink customers.

CLEC CONSUMER AND SMALL BUSINESS SEGMENT

Our CLEC Consumer and Small Business segment now includes EarthLink’s consumer business and small business customers residing outside of our ILEC footprint. During the first nine months of 2017, this segment generated revenue of $563 million and contribution margin of $200 million.

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

CLEC Consumer and Small Business Segment Results of Operations

The following table reflects the CLEC Consumer and Small Business segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2017	2016	Amount	%	2017	2016	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet	$26.5	$—	$26.5	*	$61.7	$—	$61.7	*
Dial-up, e-mail and miscellaneous	21.6	—	21.6	*	51.0	—	51.0	*
Total CLEC consumer (a)	48.1	—	48.1	*	112.7	—	112.7	*
CLEC small business (b)	177.1	118.7	58.4	49	438.5	372.7	65.8	18
Total service revenues	225.2	118.7	106.5	90	551.2	372.7	178.5	48
Product sales	4.3	3.0	1.3	43	11.7	10.1	1.6	16
Total revenues and sales	229.5	121.7	107.8	89	562.9	382.8	180.1	47
Cost and expenses (c)	152.0	84.4	67.6	80	363.2	262.8	100.4	38
Segment income	$77.5	$37.3	$40.2	108	$199.7	$120.0	$79.7	66

(a)	The increases in CLEC consumer service revenues were due to the acquisitions of Broadview and EarthLink.

(b)
The increases during the three and nine month periods ended September 30, 2017 were primarily due to incremental revenues from the acquisitions of Broadview and EarthLink of $41.0 million and $99.8 million, respectively, partially offset by reductions in voice, long-distance, and advanced data service revenues due to a declining customer base.

(c)
The increases during the three and nine month periods ended September 30, 2017 were primarily attributable to the incremental costs associated with the acquisitions of Broadview and EarthLink in the amount of $53.9 million and $124.4 million, respectively. The increase in the nine month period of 2017 attributable to the acquisition was partially offset by reductions in voice services and network access costs directly related to the declining customer base.

The following table reflects the CLEC Consumer and Small Business segment operating metrics:

	September 30,		Increase (Decrease)
(Thousands)	2017	2016	Amount	%
CLEC Consumer customers	646.5	—	646.5	*
CLEC Small Business customers	105.0	76.7	28.3	37

For the nine-month period ended, September 30, 2017, small business customers increased by 32,900, compared to a increase of 14,500 for the same period in 2016. The increase in the nine month period of 2017 primarily reflects the acquisition of 25,600 EarthLink customers and 20,000 Broadview customers.

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

In reforming the USF, the Order established the CAF, which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. CAF Phase I provided for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to a number of unserved and underserved locations. In accordance with FCC rules, Windstream certified its fulfillment of its obligations for both rounds of CAF Phase I incremental support.

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

As part of the Order’s reform of inter-carrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support is expected to decrease incrementally from $36.4 million in 2015 to $14.2 million in 2017, with a portion of the decrease offset by increases in ARC revenues. The FCC is phasing out the ARM annually in one-third increments, beginning in July 2017, and it will be eliminated completely as of July 2019.

In the Order, the FCC also capped intrastate and interstate originating access rates but otherwise deferred reforms to the originating access regime. In June 2017, the FCC invited interested parties to refresh the record on issues raised by the Order with respect to access charges for 8YY (toll free) calls, which are under the umbrella of originating access. Currently 8YY service providers pay access charges to the carrier whose customer makes an 8YY call, and also compensate that originating carrier for an 8YY database query necessary to route the call correctly. The FCC is considering transitioning some or all originating access rates to a bill-and-keep framework, perhaps with an access recovery mechanism to mitigate some of the revenue reductions. We cannot now reasonably predict the timing or level of reductions, if any, the FCC may choose to take.

Set forth below is a summary of inter-carrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Inter-carrier compensation revenue and ARM support	$19.0	$28.7	$73.3	$99.9
Federal universal service and CAF Phase II support	$46.4	$49.0	$141.9	$146.0

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are over 50 other such lawsuits against hundreds of defendants. All of the Verizon and Sprint suits were consolidated in a single federal district court in Texas, which dismissed Verizon and Sprint’s federal law claims on November 17, 2015. In March 2016, the plaintiffs were denied permission to appeal the dismissal, which permission was required given certain procedural issues. Verizon and Sprint’s state law claims, and the defendants’ counterclaims for return of all withholdings (including those involving Windstream), are continuing in federal district court, along with a number of new lawsuits recently filed against Level 3 (another long-distance company) and now part of the consolidated case (but not involving

Windstream). Also, on September 19, 2016, fifty-five Windstream subsidiaries jointly filed a new lawsuit against Sprint in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. That case was transferred to the consolidated court by an October 10, 2016 order. All case activity was a stayed by the court until the court denied Level 3’s motions to dismiss. On September 19, 2017, the parties filed a Joint Status Report in which they agreed on certain stipulated facts and the spreadsheets for damages calculations.  The next step is to file summary judgment motions.  The subject matter of all of the above suits in the consolidated case remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable, given the uncertainty concerning the ultimate venue of the disputes and the amount of traffic being disputed.

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
In April 2017, the FCC adopted comprehensive reforms to its BDS policies. We use BDS to, among other things, connect our national and city-based fiber network with customers for whom we do not have our own facilities serving their locations. These leased services have been subject to price caps and other FCC regulation for decades to control for ILEC market power and historical advantages. Despite evidence to the contrary provided by Windstream and other carriers, the FCC found that the markets for packet-based services, and for TDM based last-mile inputs in the vast majority of areas, are competitive and prices need not be regulated. Windstream, along with several other companies, has filed an appeal in federal court of the rules, which went into effect on August 1, 2017.

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

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate: Texas, Georgia, Pennsylvania, New Mexico, Oklahoma, South Carolina, Alabama, Nebraska, and Arkansas. For the nine-month period ended, September 30, 2017, we recognized $68.5 million in state USF revenue, the bulk of which was approximately $36.2 million from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the first nine months of 2017, we received $32.2 million from the large company program and $4.0 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers.

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

Legislation adopted in Texas in 2013 requires reduction in USF support absent a demonstration of need for continued support through a two-step process which considers the level of competition and our expenses in the current supported exchanges. We have four operating companies in Texas - one company that is part of the large company fund, and three companies that are part of the small company fund.. In May 2016 the Texas PUC granted our petition to retain $42.2 million in USF support from the large company fund for 153 exchanges served by Windstream Southwest. Following, in June 2017, the Texas PUC granted our petitions to retain an additional $10.7 million in support from the small company fund for 34 exchanges served by Texas Windstream and Windstream Communications Kerrville.

We did not seek to preserve the current $1.7 million in support for Windstream Sugar Land, LLC, because our analysis demonstrated that we would not pass the needs test. Windstream Sugar Land, LLC, will experience a mandatory 25 percent reduction in support starting January 2018, with additional 25 percent reductions to occur in 2019 and 2020 with support leveling off at 25 percent in 2021.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We expect cash flows from operations will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments, lease payments due under the master lease agreement with Uniti, and share repurchases. We also have access to capital markets and available borrowing capacity under our revolving credit agreement.

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

Historical Cash Flows

The following table summarizes our cash flow activities for the nine month periods ended September 30:

(Millions)	2017	2016
Cash flows provided from (used in):
Operating activities	$625.4	$622.1
Investing activities	(791.9)	(753.6)
Financing activities	163.9	161.6
(Decrease) increase in cash and cash equivalents	$(2.6)	$30.1

Our cash position decreased by $2.6 million to $56.5 million at September 30, 2017, from $59.1 million at December 31, 2016, as compared to an increase of $30.1 million during the same period in 2016. Cash inflows in the nine-month period ended September 30, 2017 were primarily from operating activities and incremental debt proceeds. These inflows were offset by cash outflows for capital expenditures, acquisition of Broadview, repayments of debt and payments under our capital and long-term lease obligations, and dividend payments to our shareholders.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $3.3 million in the nine-month period ended September 30, 2017, as compared to the same period in 2016. The increase reflected the adverse effects on our operating results from increased merger, integration and other costs of $96.9 million, primarily attributable to the merger with EarthLink and Broadview, restructuring charges of $33.7 million primarily related to workforce reductions, and decreases in small business, wholesale and switched access revenues due to customer losses from business closures and competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively. Additionally, cash flows from operating activities for 2017 include cash contributions to our qualified pension plan totaling $23.7 million to meet our 2017 and 2016 funding requirements. These cash outlays were partially offset by favorable changes in working capital driven by improvement in the collection of trade receivables and timing differences in the payment of trade accounts payable. Lower cash interest payments of $31.8 million attributable to the retirement of the 2017 Notes and the partial repurchases of the 2021 Notes, 2022 Notes, and 2023 Notes completed in 2016 pursuant to our debt repurchase program also favorably impacted cash flows from operating activities during the first nine months of 2017.

We are currently utilizing net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations during 2017. Accordingly, we expect cash income tax payments to be approximately $5.0 million in 2017.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities increased $38.3 million in the nine-month period ended September 30, 2017, as compared to the same period in 2016, primarily due to the net cash paid for the acquisition of Broadview of $63.3 million and a payment of $9.4 million to settle an indemnification claim related to the December 2015 sale of the data center business, partially offset by a decrease in our capital spending. Capital expenditures were $724.2 million for the nine-month period ended September 30, 2017 compared to $753.4 million for the same period in 2016, a decrease of $29.2 million. During the first nine months of 2017, our capital spend was primarily directed toward fiber expansion and consumer broadband upgrades of our network. Capital expenditures for 2017 and 2016 included $49.9 million and $120.5 million, respectively, related to Project Excel, a capital program begun in late 2015 and completed during the second quarter of 2017, which upgraded our broadband network and was funded by a portion of the proceeds received from the sale of the data center business. Capital expenditures for the first nine months of 2017 also included $22.1 million of incremental spend related to our acquired Broadview and EarthLink operations.

Excluding incremental capital spend related to the acquisitions of Broadview and EarthLink and in completing Project Excel, we expect total 2017 capital expenditures to range between $790.0 million to $840.0 million.

Cash Flows - Financing Activities

Cash provided from financing activities was $163.9 million for the nine-month period ended September 30, 2017 compared to $161.6 million for the same period in 2016, an increase of $2.3 million.

Proceeds from new issuances of long-term debt during the first nine months of 2017 were $2,099.6 million which consisted of new and incremental borrowings totaling $1,022.6 million under Tranches B6 and B7 of Windstream Services’ senior secured credit facility, which were issued at a discount, and additional borrowings of $1,077.0 million under the revolving line of credit. Comparatively, proceeds from new issuances of long-term debt were $3,340.0 million during the first nine months of 2016 and consisted of new borrowings of $750.0 million under Tranche B6 of Windstream Services’ senior secured credit facility, which were issued at a discount, the proceeds of which were used to repurchase the 2017 Notes and other Windstream Services’ debt obligations, and the incurrence of new borrowings of $2,605.0 million under the revolving line of credit.

Debt repayments for the nine-month period ended September 30, 2017 totaled $1,689.4 million and primarily consisted of cash outlays of $583.9 million to repay amounts outstanding under Tranche B5 of Windstream Services’ senior secured credit facility, $435.3 million to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink's outstanding 8.875 percent Senior Notes due 2019 and 7.375 percent Senior Secured Notes due 2020 and $160.0 million to repay Broadview’s debt obligations. During the first nine months of 2017, Windstream Services also repaid $454.0 million of borrowings under its revolving line of credit. Comparatively, debt repayments for the nine-month period ended September 30, 2016 were $2,919.6 million and primarily consisted of cash outlays totaling $1,288.8 million for the repurchase and redemption of the 2017 Notes under a cash tender offer and open market repurchases of $560.3 million of aggregate principal amount of senior unsecured notes under the debt repurchase program previously discussed. During the first nine months of 2016, Windstream Services also repaid $1,608.0 million of borrowings under its revolving line of credit.

During the nine-month period ended September 30, 2017, dividends paid to shareholders were $64.4 million, which was an increase of $20.3 million, as compared to the same period in 2016, reflecting the increase in the number of our common shares outstanding subsequent to the Merger. Our board of directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017 after reviewing our capital allocation strategy and determining our common stock was undervalued in light of an improved strategic direction with enhanced product capabilities, management talent additions, and anticipated acquisition synergies of $180.0 million. Concurrently, our board of directors authorized a share repurchase program of up to $90.0 million, effective through March 31, 2019. Under the share buyback program, we may repurchase shares, from time to time, in the open market. We intend to use the cash savings from the elimination of the quarterly dividend payment to fund the share repurchase program and to repay our debt obligations. During the third quarter of 2017, we repurchased 9.1 million of our common shares at a total cost of $19.0 million.

Our capital allocation practices can be changed at any time at the discretion of our board of directors, and are subject to the restricted payment capacity under Windstream Services’ debt covenants as further discussed below. Accordingly, we cannot assure you we will complete the share repurchase program.
Pension and Employee Savings Plan Contributions

On January 12, 2017, we made our required quarterly employer contribution of $8.0 million in cash to the qualified pension plan. On March 2, 2017, we filed an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock. We intend to utilize the ATM Program to facilitate contributions of cash to the qualified pension plan, if the price we can obtain for our common stock is no less than $6.00 per share. During the nine-month period ended September 30, 2017, we issued and sold 1.3 million shares of common stock under the ATM Program and received proceeds of approximately $9.6 million, net of commissions. At September 30, 2017, subject to the terms and conditions of the ATM Program, we may sell an additional $15.2 million aggregate offering price of shares of common stock under the ATM Program. On April 14, 2017 and July 14, 2017, we made in cash our required quarterly contributions of $8.9 million and $1.5 million, respectively, using primarily proceeds from the ATM Program. On September 15, 2017, we made a cash contribution of $5.3 million to satisfy our remaining 2016 funding requirement. On October 15, 2017, we made in cash our required 2017 quarterly contribution of $5.2 million. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2017 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. In March 2017, we contributed 3.1 million shares of our common stock with a value of $22.7 million and $0.6 million in cash to the plan for the 2016 annual matching contribution. During the first nine months of 2016, we contributed 3.2 million shares of our common stock with a value of $24.0 million to the plan for the 2015 annual matching contribution.

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

As of September 30, 2017, we had $5,876.7 million in long-term debt outstanding, including current maturities (see Note 4). As of September 30, 2017, the amount available for borrowing under Windstream Services’ revolving line of credit was $128.8 million. As of September 30, 2017, Windstream Services had approximately $339.6 million of restricted payment capacity as governed by its senior secured credit facility. Under terms of the credit facility, payments required under the master lease are deducted from operating income before depreciation and amortization (“OIBDA”). Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2017, Windstream Services was in compliance with all debt covenants and restrictions.

As further discussed in Note 4, on September 22, 2017, Windstream Services received a purported notice of default dated September 21, 2017 (the “Notice”) from a noteholder that claims to hold greater than 25 percent in aggregate principal amount of the 2023 Notes issued under the indenture dated January 23, 2013 (as amended and supplemented, the “Indenture”), between Windstream Services, as issuer, Windstream Finance Corp., as co-issuer, the guarantors party thereto and U.S. Bank National Association, as trustee. The Notice alleges that the transfer of certain assets and the subsequent lease of those assets in connection with the spin-off of Uniti in April 2015 constituted a “sale and leaseback transaction” (as defined in the Indenture) which did not comply with the Sale and Leaseback covenant under the Indenture. The Notice further alleges that Windstream Services violated the restricted payment covenant under the Indenture by not delivering an officers’ certificate as required by the Indenture and that it made a restricted payment in reliance on the restricted payment builder basket during the pendency of an alleged default which is prohibited by the Indenture.

We believe the allegations in the Notice are without merit. Windstream Services is in compliance with all of the covenants under the Indenture. Accordingly, Windstream Services will vigorously defend against these allegations and is pursuing legal remedies against the purported noteholder, in a lawsuit currently pending in federal district court in the Southern District of New York.

As further discussed in Note 18, on October 18, 2017, Windstream Services launched consent solicitations with respect to its 2020 Notes, 2021 Notes, 2022 Notes, 7.500 percent 2023 Notes and existing 6.375 percent 2023 Notes, seeking consents from noteholders of each series of notes to waive certain alleged defaults with respect to transactions related to the spin-off of Uniti and amend the indentures governing these notes to give effect to such waivers and amendments. Windstream Services received consents from holders representing a majority of the outstanding aggregate principal amount of 6.375 percent 2023 Notes. Windstream Services, the trustee under the indenture governing the existing 6.375 percent 2023 Notes and the other parties to such indenture have executed a supplemental indenture giving effect to the proposed waivers and amendments pursuant to the consent solicitation. The proposed waivers and amendments are now effective and operative and, as such, are binding on all holders of the 6.375 percent 2023 Notes. Windstream Services also received consents from holders representing a majority of the outstanding aggregate principal amount of each of the 2020 Notes and 7.500 percent 2023 Notes. Windstream Services, the trustee under the indenture governing each of the 2020 Notes and 7.500 percent 2023 Notes and the other parties to each such indenture have executed supplemental indentures giving effect to the proposed waivers and amendments pursuant to the 2020 and 7.500 percent 2023 Notes consent solicitations. The proposed waivers and amendments are now effective and operative and, as such, are binding on all holders of

2020 Notes and 7.500 percent 2023 Notes. The consent solicitations for the 2021 and 2022 Notes remain open and will expire on November 14, 2017.

In November 2017, Windstream Services completed a private placement offering of approximately $600.0 million in aggregate principal amount of 8.625 percent notes due October 31, 2025 (“2025 Notes”). Windstream Services intends to use the net proceeds of the offering to repay approximately $250.0 million of borrowings under its revolving line of credit and to repay approximately $140.0 million of amounts outstanding under its Tranche B6 term loan. Windstream Services also completed early exchange offers with respect to certain of its senior secured notes, improving the maturity profile of its long-term debt obligations due in 2020, 2021 and 2022. The exchange offers expire on November 14, 2017. To date, $553.7 million aggregate principal amount of new 6.375 percent notes due 2023 were issued and approximately $200.0 aggregate principal amount of 2025 Notes were issued in conjunction with the early settlement of the exchange offers.

Windstream Services’ senior secured credit facility include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at September 30, 2017:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$5,876.7
Capital leases, including current maturities	100.9
Total long term debt and capital leases	$5,977.6
Operating income, last twelve months	$271.4
Depreciation and amortization, last twelve months	1,395.8
Other expense adjustments required by the credit facility (a)	(159.7)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,507.5
Leverage ratio (b)	3.97
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,507.5
Interest expense, last twelve months	$849.7
Adjustments required by the credit facility (c)	(489.7)
Adjusted interest expense	$360.0
Interest coverage ratio (d)	4.19
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility primarily consist of the inclusion of the annual cash rental payment due under the master lease agreement with Uniti, operating results of acquired companies for applicable periods prior to the date of acquisition and net cost savings from integrating acquired companies not to exceed $25.0 million on a quarterly basis. The required adjustments also consist of the exclusion of pension and share-based compensation expense, and merger, integration and other costs and restructuring charges.

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

Credit Ratings

As of November 7, 2017, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	B2	BB-	BB-
Senior unsecured credit rating (a)	B3	B-	BB-
Corporate credit rating (b)	B2	B	BB-
Outlook (b)	Negative	Negative	Negative

(a)	Ratings assigned to Windstream Services.

(b)	Corporate credit rating and outlook assigned to Windstream Services for Moody’s and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

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

Contractual Obligations and Commitments

Following the mergers with Broadview and EarthLink, our contractual obligations and commitments changed significantly from December 31, 2016 with respect to our long-term debt, operating leases, and purchase obligations. Set forth below is a summary as of September 30, 2017 of our material contractual obligations and commitments that changed from our 2016 fiscal year end:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$19.3	$1,136.6	$3,207.2	$1,575.8	$5,938.9
Interest payments on long-term debt obligations (b)	348.8	681.1	411.9	138.7	1,580.5
Operating leases (c)	172.3	227.3	127.0	124.1	650.7
Purchase obligations (d)	399.2	270.1	23.6	7.5	700.4
Total	$939.6	$2,315.1	$3,769.7	$1,846.1	$8,870.5

(a)	Excludes $12.9 million of unamortized net discounts and $49.3 million of unamortized debt issuance costs included in long-term debt at September 30, 2017.

(b)	Variable rates on Tranche B6 and B7 of the senior secured credit facility are calculated in relation to one-month LIBOR, which was 1.23 percent at September 30, 2017.

(c)	Operating leases include non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Operating income	$43.0	$129.4	$195.8	$441.7
Depreciation and amortization	365.4	321.0	1,066.3	934.0
OIBDA (a)	$408.4	$450.4	$1,262.1	$1,375.7

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the true earnings capacity of providing telecommunications services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2016, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include evaluating the collectability of trade receivables, calculating depreciation and amortization expense, assessing goodwill for impairment, accounting for pension benefits, determining the fair values of derivative instruments, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the nine-month period ended September 30, 2017.
Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1.

•	Revenue Recognition

•	Leases

•	Financial Instruments - Credit Losses

•	Statement of Cash Flows

•	Definition of a Business

•	Presentation of Defined Benefit Retirement Costs

•	Hedging Activities

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the benefits of the mergers with EarthLink and Broadview, including future financial and operating results, projected synergies in operating and capital expenditures and the timing of achieving the synergies reduction in net leverage, and improvement in our ability to compete; our ability to utilize a portion of our cash flow to engage in a stock repurchase program; our expectation to utilize a portion of our cash flow to reduce debt; our cost reduction activities, including, but not limited to, our recent workforce reduction and network cost optimization; our ability to defend claims made by one or more noteholders that Windstream Services is in alleged default pursuant to a certain indenture governing a series of senior notes; expectations regarding our network investments to improve financial performance and increase market share; expectations regarding revenue trends, sales opportunities, improving margins in, and the directional outlook of, our business segments; stability and growth in adjusted OIBDA; expected levels of support from universal service funds or other government programs; expected rates of loss of consumer households served or inter-carrier compensation; expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds and services utilizing next generation technology for customers; expectations regarding expanding enhanced services related to Internet speeds, IPTV and 1 Gbps services to more locations and expanding our fiber network; our expected ability to fund operations; expected required contributions to our pension plan and our ability to make contributions utilizing our common stock; the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and capital expenditure amounts related to these investments; benefits of Project Excel to improve network capabilities and offer premium Internet speeds; anticipated capital expenditures and certain debt maturities from cash flows from operations; improving our debt profile and reducing interest costs; and expected effective federal income tax rates. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

•	our capital allocation practices, including our previously announced stock repurchase program and debt reduction initiatives, may be changed at any time at the discretion of our board of directors;

•
the benefits of our capital allocation strategy and cost reduction activities may not be fully realized or may take longer to realize than expected, or the implementation of these initiatives may adversely affect our sales and operational activities or otherwise disrupt our business and personnel;

•
the alleged ability of one or more purported noteholders to establish that transactions related to the spin-off of certain assets in 2015 into a publicly-traded real estate investment trust allegedly violated certain covenants in existing indentures governing certain outstanding senior notes;

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

•	unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements, or otherwise;

•	the availability and cost of financing in the corporate debt markets;

•	the impact of recent adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations and the potential for additional adverse changes in the future;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate or other actuarial assumptions;

•	unfavorable results of litigation or intellectual property infringement claims asserted against us;

•
the risks associated with non-compliance by us with regulations or statutes applicable to government programs under which we receive material amounts of end-user revenue and government subsidies, or non-compliance by us, our partners, or our subcontractors with any terms of our government contracts;

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

As of September 30, 2017, Windstream Services has entered into six pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2021. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 5 to the consolidated financial statements.

As of September 30, 2017 and 2016, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $1,633.3 million, and $1,070.8 million, or approximately 27.6 percent and 21.8 percent, respectively, of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $16.3 million and $10.7 million for the nine month periods ended September 30, 2017 and 2016, respectively. Actual results may differ from this estimate.

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

On February 27, 2017, we completed our acquisition by merger of EarthLink Holding Corp. (“EarthLink”) as described elsewhere in this report. Revenues and sales of $222.6 million and $529.7 million and net operating income of $6.0 million and $10.0 million attributable to EarthLink were included in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017, respectively.

On July 28, 2017, we completed our acquisition by merger of Broadview Networks Holdings, Inc. (“Broadview”) as described elsewhere in this report. Revenues and sales of $49.2 million and net operating income of $2.5 million attributable to Broadview were included in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017, respectively.

We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of Broadview and EarthLink, there were no changes in our internal control over financial reporting during the first nine months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures for Windstream Services, LLC

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

On February 27, 2017, we completed our acquisition by merger of EarthLink as described elsewhere in this report. Revenues and sales of $222.6 million and $529.7 million and net operating income of $6.0 million and $10.0 million attributable to EarthLink were included in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017, respectively.

On July 28, 2017, we completed our acquisition by merger of Broadview Networks Holdings, Inc. (“Broadview”) as described elsewhere in this report. Revenues and sales of $49.2 million and net operating income of $2.5 million attributable to Broadview were included in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017, respectively.

We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of Broadview and EarthLink, there were no changes in our internal control over financial reporting during the first nine months of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, numerous copyright holders represented by RightsCorp, Inc. (“RightsCorp”) had sent notices and a letter to Windstream in which they had asserted that our customers had utilized our services to allegedly illegally download and share alleged copyrighted material via peer-to-peer or “filesharing” programs and threatened to file a lawsuit. These holders maintained that Windstream was responsible for alleged infringement because after notification, Windstream did not shut off service to customers alleged to be repeat infringers, and, further, that Windstream may not claim a safe harbor pursuant to the Digital Millennium Copyright Act of 1998. Windstream has resolved this matter for an immaterial amount.

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
One of our noteholders has claimed that transactions relating to our spin-off of certain assets in 2015 into a publicly-traded real estate investment trust (REIT”) (“Spin-Off”) resulted in one or more defaults of certain covenants under one of our existing indentures.

On September 22, 2017, we received a purported notice of default under the indenture governing our 6.375 percent senior notes due 2023 (the “2013 Indenture”) from a purported holder of the senior notes, which alleged that we had breached certain covenants under the 2013 Indenture, primarily that the Spin-Off constituted a sale and leaseback transaction (as defined in the 2013 Indenture) which was not in compliance with the 2013 Indenture, and, in connection with the Spin-Off, we made a restricted payment (as defined in the 2013 Indenture) during the pendency of the alleged defaults.
Although we do not believe that any default under the 2013 Indenture occurred and that these allegations are without merit, there can be no assurance that the noteholder will not be successful in the pursuit of its claims and, if so, elect to declare the principal amount of the notes issued under the 2013 Indenture due and payable, together with accrued interest. Holders of other outstanding series of our notes could also make similar or other allegations and seek to declare an event of default and accelerate other series of our notes. Any such acceleration of a series of our outstanding notes could also allow lenders under our senior secured credit facilities to declare all funds borrowed to be due and payable, to terminate their commitments thereunder, to cease making further loans, and to institute foreclosure proceedings against their collateral. Any such actions may result in an outcome that could have a material adverse impact on our business, operations and financial conditions as well as our stakeholders, as any such actions could force us to seek bankruptcy protection or liquidation. Even if we are successful in defending against such claims, we may expend significant management time and attention and funds to defend against such claims.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 3, 2017, our board of directors authorized a stock repurchase plan pursuant to which the Company may repurchase up to $90.0 million of the Company’s common stock through March 31, 2019. Under the share buyback program, we may repurchase shares, from time to time, in the open market. Information associated with this plan is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchase as Part of Publicly Announced Plans	Maximum Dollar Value that May Yet Be Purchased Under the Plan (Millions)
August 1 - 31, 2017	7,204,600	$2.04	7,204,600	$75.2
September 1 - 30, 2017	1,941,028	$2.13	1,941,028	$71.0
Total	9,145,628	$2.06	9,145,628

Item 6. Exhibits
INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

10.1
Agreement, by and between Windstream Holdings, Inc. and Anthony W. Thomas, dated as of September 1, 2017 (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings Inc.’s Form 8-K dated September 1, 2017).
*

10.2
Form of Change-In-Control and Severance Agreement, dated as of September 1, 2017, entered into between Windstream Services, LLC and certain executive officers (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated September 1, 2017) and as assumed by Windstream Holdings, Inc.
*

10.3
Windstream Executive Severance Plan, dated as of September 1, 2017, entered into between Windstream Services, LLC and certain eligible employees (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Form 8-K dated September 1, 2017) and as assumed by Windstream Holdings, Inc.
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

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer (Principal Financial Officer)
November 9, 2017	November 9, 2017